Form 10-Q
period 1993-12-31
MOOG INC
filed 1994-02-14
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q
(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
__x__  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1993

                                    OR

       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
_____  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number    1-5129


                              MOOG INC.
          (Exact name of registrant as specified in its charter)


               New York State                       16-0757636
       (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)         identification No.)



                   East Aurora, New York   14052-0018
(Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code  (716)  652-2000


                             No Change
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes ___x___    No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          Class                    Outstanding at February 7, 1994

Class A Common Stock, $1.00 par value          6,036,651  Shares
Class B Common Stock, $1.00 par value          1,676,814  Shares

                        MOOG INC. AND SUBSIDIARIES

                                   INDEX





                                                             Page No.

PART I.        FINANCIAL INFORMATION                           3-13

               Consolidated Condensed Balance Sheets-
               December 31, 1993 and September 30, 1993           4

               Consolidated Condensed Statements of Operations-
               Three Months Ended December 31, 1993 and 1992      5

               Consolidated Condensed Statements of Cash Flows-
               Three Months Ended December 31, 1993 and 1992      6

               Notes to Consolidated Condensed Financial
               Statements                                       7-8

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations   9-13


PART II.       OTHER INFORMATION                                 14

               SIGNATURES                                        15

                         PART I:  FINANCIAL INFORMATION

                        MOOG INC. AND SUBSIDIARIES
                   Consolidated Condensed Balance Sheets
                          (dollars in thousands)

                                            Unaudited      Audited
                                              As of         As of
                                           December 31   September 30
ASSETS                                         1993          1993
CURRENT ASSETS
   Cash and cash equivalents                $ 17,136      $ 18,589
   Accounts receivable-net                   113,111       123,009
   Inventories (note 2)                       66,877        66,862
   Deferred income taxes                      11,018         6,412
   Prepaid expenses and other current assets   2,183         1,842
      TOTAL CURRENT ASSETS                   210,325       216,714

PROPERTY, PLANT AND EQUIPMENT-net             92,807        95,855

OTHER ASSETS                                   5,611         5,561

TOTAL ASSETS                                $308,743      $318,130


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                            $ 17,983      $ 19,851
   Current installments of long-term debt
      and convertible subordinated debentures 18,777        18,793
   Accounts payable                           12,326        13,912
   Accrued salaries, wages and commissions    14,382        16,736
   Contract loss reserves                      5,222         5,396
   Other accrued liabilities                   8,598         9,531
   Accrued income taxes                          580           195
   Customer advances                           7,344         8,767
      TOTAL CURRENT LIABILITIES               85,212        93,181

LONG-TERM DEBT, excluding current
   installments                               76,069        78,153
LONG-TERM PENSION OBLIGATION                  24,866        25,110
OTHER LIABILITIES                              4,668         5,144
DEFERRED INCOME TAXES                          3,689         1,857
CONVERTIBLE SUBORDINATED DEBENTURES,
   excluding current installments             20,800        20,800
MINORITY INTEREST IN SUBSIDIARY COMPANY        1,275         1,324

COMMITMENTS AND CONTINGENCIES                      -             -

SHAREHOLDERS' EQUITY (note 6)
   Preferred stock                               100           100
   Common stock                                9,134         9,134
   Other shareholders' equity                 82,930        83,327
      TOTAL SHAREHOLDERS' EQUITY              92,164        92,561

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $308,743      $318,130

See accompanying notes to Consolidated Condensed Financial Statements.

                        MOOG INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share data)

                                 Unaudited

                                             Three Months Ended
                                                 December 31
                                            1993          1992
NET SALES                                $ 68,818      $ 68,118
OTHER INCOME                                  556           624
                                           69,374        68,742

COSTS AND EXPENSES
  Cost of sales                            48,542        46,780
  Research and development expenses         5,006         4,126
  Selling, general and administrative
    expenses                               12,885        13,157
  Interest expense                          2,483         3,005
  Foreign currency exchange (gain) loss      (129)          255
  Other expenses                              276           217
                                           69,063        67,540

EARNINGS BEFORE INCOME TAXES, EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                     311         1,202

INCOME TAXES
  Current                                      40           (93)
  Deferred                                     73           394
                                              113           301

EARNINGS BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE              198           901

EXTRAORDINARY ITEM, LOSS FROM EARLY
  EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAXES OF $119 (note 3)                 -          (357)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (note 4)               505             -

NET EARNINGS                             $    703      $    544

EARNINGS PER COMMON SHARE
 - BEFORE EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                  $.03          $.12
 - EXTRAORDINARY ITEM                           -          (.05)
 - CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                      .06             -
 - NET EARNINGS                              $.09          $.07

AVERAGE COMMON SHARES OUTSTANDING       7,713,465     7,713,465

See accompanying notes to Consolidated Condensed Financial Statements.

                        MOOG INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)

                                 Unaudited

                                              Three Months Ended
                                                 December 31
                                              1993          1992
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                            $   703       $   544
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization           3,484         4,356
    Provisions for losses                     903           371
    Deferred income taxes                  (1,363)         (165)
    Cumulative effect of change in
      accounting principle                   (505)            -
    Other                                      26           (56)
  Changes in assets and liabilities
    providing (using) cash:
    Receivables                             8,606        10,209
    Inventories                            (2,158)       (2,225)
    Other assets                             (714)         (820)
    Accounts payable and accrued expenses  (4,539)       (9,062)
    Other liabilities                      (1,337)       (1,722)
    Accrued income taxes                     (111)         (124)
NET CASH PROVIDED BY OPERATING ACTIVITIES   2,995         1,306

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and
    equipment                              (2,033)       (3,550)
  Proceeds from sale of assets                152         1,321
  Other                                        30            53
NET CASH USED BY INVESTING ACTIVITIES      (1,851)       (2,176)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in notes payable   (810)        5,244
  Proceeds from revolving lines of credit     224        12,069
  Payments on revolving lines of credit         -        (6,861)
  Proceeds from issuance of long-term debt    960            34
  Payments on long-term debt and capital
    lease obligations                      (2,935)      (10,695)
  Purchase of convertible subordinated
    debentures                                  -          (177)
  Preferred stock dividends paid               (2)           (2)
NET CASH USED BY FINANCING ACTIVITIES      (2,563)         (388)

Effect of exchange rate changes on cash       (34)         (154)
DECREASE IN CASH                           (1,453)       (1,412)
Cash at beginning of period                18,589         8,106
Cash at end of period                     $17,136       $ 6,694


See accompanying notes to Consolidated Condensed Financial Statements.

                        MOOG INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                 (dollars in thousands except share data)

                                 Unaudited

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 1993 and September 30, 1993, the results of operations for the three months ended December 31, 1993 and 1992 and changes in cash flows for the three months ended December 31, 1993 and 1992. The results of operations for the three month period ended December 31, 1993 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

2. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:
                                               December 31  September 30
                                                  1993         1993

   Raw materials and purchased parts            $14,522      $14,641
   Work in process                               46,745       47,176
    Finished goods                                5,610        5,045
                                                $66,877      $66,862

3. During December 1992, the Company extinguished $10,186 of its 12 7/8% long-term debt, prior to the scheduled maturity in order to take advantage of the significant decline in interest rates. The result was an extraordinary loss of $357, net of an income tax benefit of $119.

4. During the quarter ended December 31, 1993, the Company adopted Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." As a result of recording previously unrecognized deferred tax assets in the United States and Japan in accordance with Statement No. 109, earnings were increased by $505. This increase has been reported as a Cumulative Effect of Change in Accounting Principle. The effect of adopting No. 106 is to increase post-retirement benefit expenses by approximately $400 for fiscal 1994. The increase in first quarter expenses related to No. 106 is $100.

5. In addition to the cash flow information provided in the Consolidated Condensed Statements of Cash Flows, the following supplemental cash flow data is provided:
                                                 Three Months Ended
                                                    December 31

                                                 1993          1992
    Cash paid during the period for:
      Interest                                  $1,794        $2,255
      Income tax                                 1,819         1,250

    Non cash investing and financing
     activities:
      Leases capitalized                            10            39

6. The changes in shareholders' equity for the three months ended December 31, 1993 are summarized as follows:

                                                    Number of Shares
                                                       Class A   Class B
                                          Preferred    Common    Common
                             Amount        Shares       Stock     Stock
PREFERRED STOCK
 Beginning and end of period $   100       100,000

COMMON STOCK
 Beginning of period           9,134                 6,598,989   2,535,134
 Conversion of B shares into
   A shares                        -                       217        (217)
 End of period                 9,134                 6,599,206   2,534,917

ADDITIONAL PAID-IN CAPITAL
 Beginning and end of period  47,780

RETAINED EARNINGS
 Beginning of period          54,259
 Net earnings                    703
 Preferred stock dividends        (2)
 End of period                54,960

TREASURY STOCK
 Beginning and end of period (18,002)                 (562,555)   (858,103)

EQUITY ADJUSTMENTS
 Beginning of period             564
 Foreign currency translation (1,128)
 End of period                  (564)

LOAN TO SAVINGS AND STOCK
OWNERSHIP PLAN (SSOP)
 Beginning of period          (1,274)
 Payments received on loan
   to SSOP                        30
 End of period                (1,244)

TOTAL SHAREHOLDERS' EQUITY   $92,164    100,000       6,036,651   1,676,814


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING HIGHLIGHTS (dollars in thousands)
DOMESTIC CONTROLS manufactures and markets precision control components
primarily for North America.             Three Months Ended
                                        12/31/93      12/31/92
   Net Sales                            $ 46,560      $ 43,725
   Intersegment sales                      2,469         2,422
      Total sales                       $ 49,029      $ 46,147
   Operating profit                     $  4,706      $  5,384
   Earnings before extraordinary
     item and cumulative effect of
     change in accounting principle        1,320         1,841
   Backlog                               134,939       155,943

INTERNATIONAL CONTROLS manufactures and markets precision control components for industrialized economies outside of North America.
                                         Three Months Ended
                                        12/31/93      12/31/92
   Net Sales                            $ 22,258      $ 24,393
   Intersegment sales                      1,278         1,239
      Total sales                       $ 23,536      $ 25,632
   Operating profit (loss)              $   (142)     $    728
   Currency exchange (gain) loss            (112)          315
   Earnings (loss) before extraordinary
     item and cumulative effect of
     change in accounting principle       (1,218)         (929)
   Backlog                                27,720        40,756

CONSOLIDATED SALES AND EARNINGS
                                         Three Months Ended
                                        12/31/93      12/31/92
   Net sales                            $ 68,818      $ 68,118
   Operating profit                        4,564         6,112
   Deductions from operating profit:
      Interest expense                     2,483         3,005
      Currency exchange (gain) loss         (129)          255
      Other expenses-net                   2,058         1,611
      Eliminations                          (159)           39
         Total deductions                  4,253         4,910
   Earnings before income taxes,
     extraordinary item and cumulative
     effect of change in
     accounting principle                    311         1,202
   Income taxes                              113           301
   Earnings before extraordinary item
     and cumulative effect of change
     in accounting principle                 198           901
   Extraordinary item - Loss from
     early extinguishment of debt              -          (357)

   Cumulative effect of change in
     accounting principle                    505             -
   Net earnings                         $    703      $    544
   Backlog                              $162,659      $196,699



Operating profit for each segment consists of total revenue less cost of sales and segment specific operating expenses. The deductions from operating profit have been charged to the respective segments by being directly identified with a segment or allocated to the segments on the basis of identifiable net assets.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


The following discussion represents an analysis of the first quarter of fiscal 1994 compared with the first quarter of fiscal
1993, unless otherwise noted.

GENERAL - Net earnings for the three months ended December 31, 1993 were $.7 million or $.09 per share compared with $.5 million or
$.07 per share a year ago.   Net earnings for the first quarter of
1994 include $.5 million for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Net earnings for the first quarter of 1993 included an extraordinary after-tax charge of $.4 million for prepayment costs on the early extinguishment of 12 7/8% debt. Before the cumulative effect of the change in accounting principle and the extraordinary item, net earnings for the first quarter of 1994 were $.2 million or $.03 per share compared with $.9 million or $.12 per share a year ago.

Operating profit for the Domestic Controls segment was $4.7 million or 9.6% of segment sales for the first quarter of 1994 compared with $5.4 million or 11.7% of segment sales a year ago. Contributing to the decline in operating profit is an increase in pension costs of approximately $.5 million resulting from a reduction in the discount rate assumption at September 30, 1993 to 7.5% from 8.5% in the prior year. The lower discount rate reflects the market decline in long-term U.S. interest rates. Operating profit declined most noticeably in the Systems group due to a less favorable product mix on marginally lower sales. This is due in part to the virtual completion in 1993 of a long-term contract within the Missiles product line as well as to a shift in the product mix towards traditionally lower margin Space and Electronics and Systems product lines. The Electronics and Systems product line was also affected by lower margins on new product introductions.

Operating profit for the International Controls segment declined to a loss of $.1 million or .6% of segment sales in the first quarter of 1994 compared with operating profit of $.7 million or 2.8% of segment sales in the first quarter of 1993. This decline is primarily due to operations in Japan and England. In Japan, shipments of new product were impeded by the warranty replacement of faulty components supplied by a subcontractor. England's operating profit was off significantly from a year ago primarily due to low levels of industrial sales in the first quarter of 1994. Near term improvements in operating profits for the International Controls segment will continue to be dependent on increased sales volume primarily associated with the strengthening of European economic conditions as well as successful product cost reductions.

In addition to adopting Statement No. 109, "Accounting for Income Taxes", the Company also adopted in the first quarter of 1994, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." Statement No. 106 costs are being expensed at $1.1 million annually including the amortization of the initial transition obligation of

$7.9 million over twenty years. This 1994 cost is $.4 million greater than the annual cost of post-retirement benefits other than pensions in 1993 of $.7 million determined on a cost incurred basis.

FINANCIAL CONDITION AND LIQUIDITY - Cash provided by operating activities in the first quarter of 1994 was $3.0 million compared with $1.3 million in 1993. Cash was generated from the decline in Accounts Receivable during the first quarter of 1994 and 1993 principally due to declining Domestic Controls sales compared with the fourth quarter of the preceding years.

During the fourth quarter of 1993, the Company borrowed the balance of the unused portion of its Domestic revolving credit agreements in order to take advantage of the committed favorable interest rates. Domestic revolving credit facilities of $50.5 million were automatically converted to term loans repayable ratably through 1998. The amount of cash drawn down on these revolvers in excess of current financing needs of the operations has been invested in short-term U.S. deposit instruments. Such excess cash will be used for working capital or for debt reductions in future periods. Future annual debt maturities are expected to approximate $19 million and will be financed from the aforementioned excess cash, internally generated cash from operating activities and new credit facilities. At December 31, 1993, the Company had unused Domestic lines of credit of $4 million in addition to Domestic cash and cash equivalents of $16 million.

In January 1994, the Company signed a revolving credit agreement with a Domestic bank for $10 million. The interest rate is determined with reference to the London Interbank Offered Rate (LIBOR) plus a margin of 5/8%, and there is a nominal fee charged for the unused portion of the facility. The available usage of the facility matures on July 30, 1996 at which time the outstanding borrowings are due and payable. The Company's other debt is described in the 1993 Annual Report to Shareholders.

Total consolidated assets declined 3.0% to $309 million at December 31, 1993 compared with $318 million at September 30, 1993. Approximately half of this decline results from the weakening of foreign currencies relative to the U.S. dollar based on spot exchange rates. Excluding the effects of foreign currencies, assets declined primarily due to decreases in accounts receivable on lower sales volume compared with the fourth quarter of the previous year.

During the first quarter of 1993, the Company prepaid $10.2 million of long-term debt on a capital lease with an interest rate of 12 7/8% in order to take advantage of the significant decrease in U.S. market interest rates. The estimated annual pre-tax savings is approximately $.8 million compared with a pre-tax extraordinary charge recorded in the first quarter of 1993 of $.5 million.

Capital expenditures for the first quarter of 1994 were $2.0 million compared with $3.6 million of capital expenditures in the first quarter of 1993 and compared with $3.5 million of 1994 first quarter depreciation. Additions to property, plant and equipment for all of 1994 are expected to remain below depreciation levels.

The Company monitors total debt to equity as a key financial ratio. This ratio includes short-term and long-term debt and subordinated debentures. The ratio at December 31, 1993 was 1.45 compared with
1.49 at September 30, 1993. Working capital at December 31, 1993 was $125 million compared with $124 million at September 30, 1993. The current ratio was 2.5 at December 31, 1993 compared with 2.3 at September 30, 1993.

NET SALES increased 1.0% to $68.8 million for the first quarter of 1994 compared with $68.1 million a year ago. Net sales for the Domestic Controls segment increased 6.5% to $46.6 million in 1994 compared with $43.7 million a year ago primarily due to Aircraft product sales. For the International Controls segment, net sales declined 8.7% to $22.3 million in 1994 compared with $24.4 million a year ago. Approximately half of this decline is due to the weakening of foreign currencies relative to the U.S. dollar using average exchange rates for the quarter. Exclusive of currency effects, sales declined throughout Europe and principally in Germany and England reflecting soft industrial economic conditions.

OTHER INCOME was $.6 million in the first quarter of 1994 compared with $.6 million a year ago. Other income generally includes rents, royalties and interest.

COST OF SALES was 70.5% of net sales in 1994 compared with 68.7% of net sales in 1993. The increase in cost of sales as a percent of net sales from a year ago is primarily attributable to the Domestic segment and reflective of unfavorable shifts in product mix including lower F-15 sales, lower margins for the Engine Controls and the Electronics and Systems product lines, and less profitable sales in the Missiles product line due to the virtual completion of a long-term contract in 1993. Cost of sales as a percent of sales also increased within the International Controls segment primarily as a result of lower sales in England.

RESEARCH AND DEVELOPMENT EXPENSE was $5.0 million or 7.3% of net sales in the first quarter of 1994 compared with $4.1 million or 6.1% of net sales in the first quarter of 1993. The increase in research and development expenses from a year ago reflects increased efforts on the Engine Controls product line and on radio controls within the Electronics and Systems product line. In addition, increased R&D was incurred on brushless motor development for entertainment motion platforms.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $12.9 million or 18.7% of net sales in 1994 compared with $13.2 million or 19.3% of net sales in 1993. The decrease in SG&A costs is principally due to lower commission costs compared to a year ago.

INTEREST EXPENSE was $2.5 million or 3.6% of net sales in the first quarter of 1994 compared with $3.0 million or 4.4% of net sales a year ago. The decline in interest expense is primarily due to the cost savings realized from the December 1992 prepayment of $10.2 million of 12 7/8% long-term debt as previously described and lower worldwide interest rates.

FOREIGN CURRENCY (GAIN) LOSS for the first quarter of 1994 was a gain of $.1 million compared with a loss of $.3 million a year ago.

The first quarter loss sustained in 1993 was due to the Company's Italian subsidiary, which had a net liability payable in Deutsche Marks to our German company. The Italian Lira was devalued against the Deutsche Mark during the first quarter of 1993, resulting in a significant foreign currency loss. Since then, increased borrowings in Italian Lira have served to reduce the Deutsche Mark exposure with respect to currency fluctuations.

INCOME TAXES - The effective tax rate for the first quarter of 1994 is 36% compared with 25% a year ago. The low effective tax rate in 1993 resulted from the utilization of net operating loss carryforwards at the Company's German subsidiary. As previously mentioned, the Company adopted Statement No. 109, Accounting for Income Taxes, in the first quarter of 1994. The effect of this change in accounting principle was to increase net earnings by $.5 million, primarily resulting from the recognition of deferred tax assets in the U.S. and Japan. No deferred tax assets were recorded at December 31, 1993 related to our German subsidiary which had net operating loss carryforwards of $5.5 million at September 30, 1993. These German tax losses, which may be carried forward indefinitely, will be used to reduce taxes otherwise due on German income earned in future years.

BACKLOG was $163 million at December 31, 1993 compared with $181 million at September 30, 1993 and with $197 million at December 31, 1992. Backlog for the Domestic Controls segment was $135 million at December 31, 1993 compared with $149 million at September 30, 1993 and with $156 million at December 31, 1992. This anticipated decline is mostly attributable to the Missile Systems product line particularly the Titan, Maverick and VT-I programs. Backlog for the International Controls segment was $27.7 million at December 31, 1993 compared with $32.0 million at September 30, 1993 and with $40.8 million at December 31, 1992. Most of the backlog decline within the International Controls segment is attributable to Germany and reflects low new order rates primarily on the Aerospace product line. Approximately one fourth of the decline in International Segment backlog from September 30, 1993 to December 31, 1993 is attributable to weakening foreign currencies relative to the U.S. dollar using spot rates.

ENVIRONMENTAL MATTERS - The Company has been named a potentially responsible party (PRP) in the clean-up of three Superfund sites in Western New York. In addition, the Company was notified in August 1993 by a PRP group at a related site that it will seek contribution from the Company and others to the extent the group is responsible for remediation costs at the related site. At December 31, 1993, the Company believes that adequate reserves have been established for environmental issues for which our financial exposure is probable and quantifiable. Because of the uncertainties associated with environmental matters, the Company could be requested to participate in future remediation activities, if any, at the three Superfund sites. With respect to the related site, the clean-up effort has not progressed sufficiently to allow an accurate assessment of total clean-up costs, or the Company's relative responsibility for those costs. Based upon currently available data, while it is difficult to predict, the Company does not expect that these environmental matters will have a material effect on the financial position of the Company in excess of amounts previously reserved.

GOVERNMENT CONTRACTING ENVIRONMENT - Current industry conditions continue to represent significant challenges for the Company. Approximately 60% of the Company's sales over the past five years have been to either the U.S. Government or to various foreign governments for military and space hardware on programs that extend over many years. Government procurements of hardware within most of these programs are generally authorized in annual quantities and are constrained by the annual government budgeting process. The Company shares risks of cancellation as a participant in these programs similar to the risk assumed by all government contractors.

Many of the Company's products are on the leading edge of new technologies. Development problems on projects on which the Company is performing under fixed-price contracts and is unable to recover the additional costs are part of the risks of being on the forefront of such technology. In this regard, the Company's risk of technical development and design problems is similar to other high-technology companies. Since the manufacture of these products involves highly precise, complex operations and vendor supplied component parts, a similar risk exists for products in the production phase.

Continued Government emphasis on audit and investigative activity in the U.S. Defense Industry presents risks of unanticipated financial exposure for companies with substantial activity in Government contract work. The audit process is an on-going one which includes post-award reviews and audits of compliance with the various procurement requirements. Although Government regulations provide that under certain circumstances a contractor may be fined, penalized, have its progress payments withheld or be debarred from contracting with the Government, the Company does not anticipate a material financial impact from the various and on-going procurement reviews. The Company believes that adequate reserves have been established for any issues on which financial exposure is known and quantifiable as of December 31, 1993.

The last 30 years have produced a continuing stream of opportunities for the Company on precision hydraulic servosystems. However, continual improvements in the power density of electric motors and the current carrying capacity of controller circuitry continually erode the application base for hydraulic controls. Recognizing this phenomenon, the Company broadened its purview and is a supplier of high performance industrial control systems rather than just a supplier of components for hydraulic systems. The Industrial world today is shifting to digital control for increased functionality. The Company plans to provide increasingly intelligent digital control as part of its electric drive systems and as a complement to its hydraulic controls. The Company's objective is to offer the world's most advanced systems capability together with the world's highest performance hydraulic and electric drives, to manufacture these products in world class facilities and to present them to markets around the world through a network of sales and application engineering subsidiaries.

                   PART II.  OTHER INFORMATION


Item 1.       Legal Proceedings.

              None

Item 2.       Changes in Securities.

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to a Vote of Security Holders.

              At the Company's Annual Meeting of Shareholders held on February 9, 1994, the nominees to the Board of Directors were re-elected based upon the following results:

                                                      Authority
              Nominee                For              Withheld

              Class B
                Richard A. Aubrecht  1,484,249        15,334

              Class A
                Peter P. Poth        5,182,865        28,647

              In addition, KPMG Peat Marwick was ratified to continue as auditors based upon the following votes:
              For, 2,003,364; Against, 7,996; Abstain, 9,373.
              Under applicable state law and the Company's
              Restated Certificate of Incorporation and By-Laws, abstentions and non-votes have no effect.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

              a. Exhibits.

                 None.

              b. Reports on Form 8-K.

                 None.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                            Moog Inc.
                                          (Registrant)



Date:  February 11, 1994      By  S/Robert R. Banta/S
                                  Robert R. Banta
                                  Executive Vice President
                                  Chief Financial Officer
                                  (Principal Financial Officer)



Date:  February 11, 1994      By  S/Donald R. Fishback
                                  Donald R. Fishback
                                  Controller
                                  (Principal Accounting Officer)