Form 10-Q
period 1994-03-31
MOOG INC
filed 1994-05-16
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q
(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   X                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1994

                                    OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   X                      SECURITIES EXCHANGE ACT OF 1934

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

                                   Yes     X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          Class                         Outstanding at May 9, 1994

Class A Common Stock, $1.00 par value        6,036,434  Shares
Class B Common Stock, $1.00 par value        1,677,031  Shares

                                 MOOG INC.

                                   INDEX




                                                                Page No.

PART I.   FINANCIAL INFORMATION                                  3-17

          Consolidated Condensed Balance Sheets-
          March 31, 1994 and September 30, 1993                     4

          Consolidated Condensed Statements of Operations-
          Three Months Ended March 31, 1994 and 1993                5

          Consolidated Condensed Statements of Operations-
          Six Months Ended March 31, 1994 and 1993                  6

          Consolidated Condensed Statements of Cash Flows-
          Six Months Ended March 31, 1994 and 1993                  7

          Notes to Consolidated Condensed Financial
          Statements                                              8-9

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations         10-17


PART II.  OTHER INFORMATION                                        18

          SIGNATURES                                               19

                      PART I:  FINANCIAL INFORMATION

                                MOOG INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands)

                                            Unaudited      Audited
                                               As of        As of
                                            March 31     September 30
                                              1994          1993
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                 $  9,077     $ 18,589
   Receivables, net                           115,588      123,009
   Inventories (note 3)                        63,277       66,862
   Deferred income taxes                       11,145        6,412
   Prepaid expenses and other current assets    3,323        1,842

      TOTAL CURRENT ASSETS                    202,410      216,714

PROPERTY, PLANT AND EQUIPMENT, net             92,348       95,855
OTHER ASSETS                                    5,433        5,561

TOTAL ASSETS                                 $300,191     $318,130


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                             $ 17,011     $ 19,851
   Current installments of long-term debt
      and convertible subordinated debentures  14,812       18,793
   Accounts payable                            16,981       13,912
   Accrued salaries, wages and commissions     15,664       16,736
   Contract loss reserves                       5,156        5,396
   Other accrued liabilities                   12,419        9,531
   Accrued income taxes                           348          195
   Customer advances                            5,564        8,767
      TOTAL CURRENT LIABILITIES                87,955       93,181

LONG-TERM DEBT, excluding current installments 68,592       78,153
LONG-TERM PENSION OBLIGATION                   24,771       25,110
OTHER LONG-TERM LIABILITIES                       692        5,144
DEFERRED INCOME TAXES                           5,508        1,857
CONVERTIBLE SUBORDINATED DEBENTURES,
   excluding current installments              19,400       20,800
MINORITY INTEREST IN SUBSIDIARY COMPANY         1,437        1,324

COMMITMENTS AND CONTINGENCIES                       -            -

SHAREHOLDERS' EQUITY (note 7)
   Preferred stock                                100          100
   Common stock                                 9,134        9,134
   Other shareholders' equity                  82,602       83,327
      TOTAL SHAREHOLDERS' EQUITY               91,836       92,561

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $300,191     $318,130

See accompanying notes to Consolidated Condensed Financial Statements.

                                MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share data)

                                 Unaudited

                                             Three Months Ended
                                                  March 31
                                           1994           1993
NET SALES                                $ 75,127      $ 74,840
OTHER INCOME                                  377           461
                                           75,504        75,301

COSTS AND EXPENSES
  Cost of sales                            52,120        52,135
  Research and development expenses         4,960         4,373
  Selling, general and administrative
     expenses                              13,508        13,489
  Interest expense                          2,240         2,717
  Foreign currency exchange (gain) loss       (92)           77
  Other expenses                              225            58
  Inventory obsolescence charge
      (note 2)                              2,574             -
  Restructuring expense (note 2)            2,107             -
                                           77,642        72,849

EARNINGS (LOSS) BEFORE INCOME TAXES        (2,138)        2,452

INCOME TAXES
  Current                                     933          (253)
  Deferred                                 (1,830)        1,093
                                             (897)          840

NET EARNINGS (LOSS)                      $ (1,241)     $  1,612

EARNINGS (LOSS) PER COMMON SHARE            $(.16)         $.21

AVERAGE COMMON SHARES OUTSTANDING       7,713,465     7,713,465


See accompanying notes to Consolidated Condensed Financial Statements.

                           MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share data)

                                 Unaudited

                                              Six Months Ended
                                                  March 31
                                           1994           1993
NET SALES                                $143,945      $142,958
OTHER INCOME                                  933         1,085
                                          144,878       144,043
COSTS AND EXPENSES
  Cost of sales                           100,662        98,915
  Research and development expenses         9,966         8,499
  Selling, general and administrative
     expenses                              26,393        26,710
  Interest expense                          4,723         5,722
  Foreign currency exchange (gain) loss      (221)          332
  Other expenses                              501           211
  Inventory obsolescence charge
    (note 2)                                2,574             -
  Restructuring expense (note 2)            2,107             -
                                          146,705       140,389

EARNINGS (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
 ITEM AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE            (1,827)        3,654

INCOME TAXES
  Current                                     973          (346)
  Deferred                                 (1,757)        1,487
                                             (784)        1,141

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE           (1,043)        2,513

EXTRAORDINARY ITEM, LOSS FROM EARLY
  EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAXES OF $119 (note 4)                 -          (357)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (note 5)               505             -

NET EARNINGS (LOSS)                      $   (538)     $  2,156

EARNINGS (LOSS) PER COMMON SHARE:
 - BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE $(.13)         $.33
 - EXTRAORDINARY ITEM                           -          (.05)
 - CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                       .06             -
 - NET EARNINGS (LOSS)                      $(.07)         $.28

AVERAGE COMMON SHARES OUTSTANDING       7,713,465     7,713,465

See accompanying notes to Consolidated Condensed Financial Statements.

                                MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)

                                 Unaudited

                                               Six Months Ended
                                                  March 31
                                              1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                     $ (538)       $ 2,156
  Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
   Depreciation and amortization            7,236         8,255
   Provisions for losses                    3,848         1,709
   Deferred income taxes                     (747)         (290)
   Cumulative effect of change in
     accounting principle                    (505)            -
   Other                                      473            65
   Changes in assets and liabilities
     providing (using) cash:
     Receivables                            6,639         6,717
     Inventories                             (377)         (297)
     Other assets                          (1,921)       (1,607)
     Accounts payable and accrued expenses  4,460        (9,376)
     Other liabilities                     (7,550)       (1,597)
     Accrued income taxes                     294           159
   NET CASH PROVIDED BY OPERATING          11,312         5,894
     ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment(3,791)       (6,474)
  Proceeds from sale of assets                294         6,420
  Other                                        37            90
   NET CASH (USED) PROVIDED
    BY INVESTING ACTIVITIES                (3,460)           36

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in notes payable            (2,068)         (200)
  Proceeds from revolving lines of credit     373        16,835
  Payments on revolving lines of credit         -        (9,383)
  Proceeds from issuance of long-term debt    979           623
  Payments on long-term debt and capital
   lease obligations                      (15,438)      (12,025)
  Purchase of convertible subordinated
   debentures                              (1,282)         (177)
  Preferred stock dividends paid               (5)           (5)
   NET CASH USED
    BY FINANCING ACTIVITIES               (17,441)       (4,332)

Effect of exchange rate changes on cash        77          (480)
INCREASE (DECREASE) IN CASH                (9,512)        1,118
Cash at beginning of period                18,589         8,106
Cash at end of period                     $ 9,077       $ 9,224

See accompanying notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (dollars in thousands except share data)

                                 Unaudited

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Moog Inc. as of March 31, 1994 and September 30, 1993, and the results of their operations and their cash flows for the three and six months ended March 31, 1994 and 1993. The results of operations for the six month period ended March 31, 1994 are not necessarily indicative of the results expected for the full year. In addition, certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.

2. During the quarter ended March 31, 1994, the Company recorded a pre-tax charge for future restructuring costs of $2,107. This charge includes $1,683 of severance benefit costs related to workforce reductions primarily in the Company's operations in England, Germany and Denmark, and $424 of additional costs primarily related to the disposition of a facility which is in the process of being subleased.

     In addition to the restructuring charge, the Company recorded a $2,574 pre-tax charge for the write-off of Domestic obsolete inventory in the second quarter of 1994. This provision for inventory obsolescence increased the consolidated Reserve for Inventory Obsolescence to $8,477 as of March 31, 1994 compared with $5,072 as of September 30, 1993. The Domestic Reserve for Inventory Obsolescence increased to $6,507 at March 31, 1994 from $3,423 at September 30, 1993. This inventory obsolescence charge reflects a recent decline in repair activities and spare parts requirements on many government programs in addition to accelerating the cash tax benefit by physically disposing of this excess inventory in this fiscal year. Approximately $5,000 of the quarter-end reserve will be scrapped prior to year-end resulting in cash tax benefits of approximately $1,900. The consolidated reserve remaining after scrapping the excess inventory will be approximately $3,500 and is considered adequate to properly value the remaining inventory.

3. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:

                                            March 31     September 30
                                             1994            1993

    Raw materials and purchased parts       $13,010        $14,641
    Work in process                          41,967         47,176
    Finished goods                            8,300          5,045
                                            $63,277        $66,862

4. In late December 1992, the Company extinguished $10,186 of its 12 7/8% long-term debt prior to the scheduled maturity in order to take advantage of the significant decline in interest rates. The cost of the extinguishment was reported as an extraordinary loss of $357, net of an income tax benefit of $119.

5. In the quarter ended December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." As a result of recording previously unrecognized deferred tax assets in the United States and Japan in accordance with SFAS 109, net earnings were increased by $505. The effect of adopting SFAS 109 has been reported as a Cumulative Effect of Change in Accounting Principle.

     Also in the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Post-Retirement Benefits Other Than Pensions."
     The effect of adopting SFAS 106 is to increase post-retirement benefit expenses by approximately $400 for the twelve months ending September 30, 1994, or approximately $200 in the first six months.

6. In addition to the cash flow information provided in the Consolidated Condensed Statements of Cash Flows, the following supplemental cash flow data is provided:


                                           Six Months Ended
                                              March 31

                                        1994          1993
       Cash paid during the period for:
          Interest                    $3,957         $5,488
          Income tax                   2,429          1,502

       Non cash investing and financing
        activities:
          Leases capitalized               8             37

7.   The changes in shareholders' equity for the six months ended
     March 31, 1994 are summarized as follows:

                                                     Number of Shares
                                                     Class A   Class B
                                         Preferred    Common    Common
                               Amount      Shares     Stock     Stock
PREFERRED STOCK
  Beginning and end of period  $  100     100,000

COMMON STOCK
  Beginning and end of period   9,134               6,598,989 2,535,134

ADDITIONAL PAID-IN CAPITAL
  Beginning and end of period  47,780

RETAINED EARNINGS
  Beginning of period          54,259
  Net earnings                   (538)
  Preferred stock dividends        (5)

  End of period                53,716

TREASURY STOCK
  Beginning and end of period (18,002)              (562,555) (858,103)

EQUITY ADJUSTMENTS
  Beginning of period             564
  Foreign currency translation   (219)
  End of period                   345

LOAN TO SAVINGS AND STOCK
OWNERSHIP PLAN (SSOP)
  Beginning of period          (1,274)
  Payments received on loan
   to SSOP                         37
  End of period                (1,237)

TOTAL SHAREHOLDERS' EQUITY    $91,836     100,000  6,036,434  1,677,031

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                           OPERATING HIGHLIGHTS
                          (dollars in thousands)


DOMESTIC CONTROLS manufactures and markets precision control components primarily for North America.

                                 Three Months Ended      Six Months Ended
                                 3/31/94   3/31/93       3/31/94   3/31/93
Net sales                        $51,000  $49,087       $ 97,560 $ 92,812
Intersegment sales                 1,631    2,310          4,100    4,732

   Total sales                   $52,631  $51,397       $101,660 $ 97,544

Operating profit                 $ 2,352  $ 5,000       $  7,058 $ 10,384

Non-recurring restructuring charge and
   inventory obsolescence charge
   included in operating profit    3,150        -          3,150        -

Earnings (loss) before extraordinary
   item and cumulative effect of
   change in accounting principle   (695)   1,452            625    3,293

Backlog                                                  129,856  153,355

INTERNATIONAL CONTROLS manufactures and markets precision control components for industrialized economies in Europe and the Far East.

                                  Three Months Ended    Six Months Ended
                                  3/31/94   3/31/93     3/31/94  3/31/93
Net sales                        $24,127  $25,753       $ 46,385 $ 50,146
Intersegment sales                 1,305      631          2,583    1,870

   Total sales                   $25,432  $26,384       $ 48,968 $ 52,016

Operating profit (loss)          $  (150) $ 1,760       $   (292)$  2,488

Non-recurring restructuring charge and
   inventory obsolescence charge
   included in operating profit    1,531        -          1,531        -

Currency exchange (gain) loss       (109)     110           (221)     423

Earnings (loss) before extraordinary
   item and cumulative effect of
   change in accounting principle   (499)     107         (1,717)    (822)

Backlog                                                   29,289   40,389

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                           OPERATING HIGHLIGHTS
                          (dollars in thousands)


CONSOLIDATED SALES AND EARNINGS

                                  Three Months Ended     Six Months Ended
                                  3/31/94    3/31/93     3/31/94   3/31/93
Net sales                        $75,127   $74,840      $143,945 $142,958

Operating profit                   2,202     6,760         6,766   12,872

Deductions from operating profit:
   Interest expense                2,240     2,717         4,723    5,722
   Currency exchange (gain) loss     (92)       77          (221)     332
   Other expenses-net              2,152     1,572         4,210    3,183
   Eliminations                       40       (58)         (119)     (19)
       Total deductions            4,340     4,308         8,593    9,218

Earnings (loss) before income taxes,
   extraordinary item and cumulative
   effect of change in
   accounting principle           (2,138)    2,452        (1,827)   3,654
Income taxes                        (897)      840          (784)   1,141

Earnings (loss) before extraordinary item
   and cumulative effect of change
   in accounting principle        (1,241)    1,612        (1,043)   2,513

Extraordinary item - loss from
   early extinguishment of debt        -         -             -     (357)

Cumulative effect of change in
   accounting principle                -         -           505        -

Net earnings (loss)              $(1,241)  $ 1,612      $   (538)$  2,156

Backlog                                   $159,145               $193,744



Operating profit for each segment consists of total revenue less cost of sales and segment specific operating expenses. The deductions from operating profit have been charged to the respective segments by being directly identified with a segment or allocated to the segments on the basis of identifiable net assets in calculating net earnings.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


The following discussion represents an analysis of the second quarter and first six months of fiscal 1994 compared with the second quarter and first six months of fiscal 1993, unless otherwise noted.

GENERAL - For the second quarter of 1994, the Company reported a net loss of $1.2 million or $.16 per share compared with net earnings of $1.6 million or $.21 per share a year ago. For the six months ended March 31, 1994, the net loss in 1994 was $.5 million or $.07 per share compared with net earnings in 1993 of $2.2 million or $.28 per share.

Included in the 1994 second quarter results are non-recurring pre-tax charges of $4.7 million. These non-recurring charges included a provision of $2.6 million for the write-off of Domestic obsolete inventory. This provision for inventory obsolescence increased the consolidated Reserve for Inventory Obsolescence to $8.5 million as of March 31, 1994 compared with $5.1 million as of September 30, 1993. The Domestic Reserve for Inventory Obsolescence increased to $6.5 million at March 31, 1994 from $3.4 million at September 30, 1993. This inventory obsolescence charge reflects a recent decline in repair activities and spare parts requirements on many government programs in addition to accelerating the cash tax benefit by physically disposing of this excess inventory in this fiscal year. Approximately $5.0 million of the quarter-end reserve will be scrapped prior to year-end resulting in cash tax benefits of approximately $1.9 million. The consolidated reserve remaining after scrapping the excess inventory will be approximately $3.5 million and is considered adequate to properly value the remaining inventory.

The remaining portion of the non-recurring charges of $2.1 million is for restructuring costs. During the quarter, plans were finalized to restructure the Company's operations primarily in England, Germany and Denmark. Of the $2.1 million restructuring charge, $1.7 million represents severance accruals for the equivalent of approximately 100 people. The annual cost savings from reduced wages and benefits for these employees will be approximately $4 million. Severance benefits will be paid mostly during the third and fourth quarters of 1994. The other $.4 million of restructuring charges recorded in the second quarter of 1994 primarily represents an additional reserve needed for the disposition of a facility which is in the process of being subleased. Once the contract is signed, which is expected to occur during the third quarter, the Company will generate annual savings from the elimination of lease payments totaling $1.1 million. The cost savings from these restructuring actions are expected to be fully realized during the first and second quarters of 1995.

Net earnings for the six months ended March 31, 1994 also included a first quarter benefit of $.5 million for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Net earnings for the six months ended March 31, 1993 included an extraordinary after-tax charge of $.4 million for prepayment costs on the early extinguishment of 12 7/8% debt. After the effects of the non-recurring charges for inventory and restructuring described above, and before the cumulative effect of the change in accounting principle and the extraordinary item, the net loss for the first six months of 1994 was $1.0 million or $.13 per share compared with net earnings in 1993 of $2.5 million or $.33 per share.

Operating profit for the Domestic Controls segment, excluding $3.2 million of non-recurring second quarter charges previously discussed, was $5.5 million or 10.5% of segment sales for the second quarter of 1994 compared with $5.0 million or 9.7% of segment sales for the second quarter of 1993. The improvement is due to increased sales and profitability in the Aircraft Controls product line primarily related to activity on the B-2 Program, whose production cycle is scheduled to be completed by mid-1995. This profit improvement was offset by a profit decline on the Missiles product line due to lower sales on U.S. defense related programs. For the International Controls segment, operating profit excluding $1.5 million of non-recurring charges previously discussed, was $1.4 million or 5.4% of segment sales for the second quarter of 1994 compared with $1.8 million or 6.7% of segment sales in 1993. This decline is primarily due to further deterioration of sales and profits for the Company's European group resulting from the persistent recession, offset by an increase in sales and profits for the Pacific group led primarily by a strong second quarter in Japan. Operating profit for the Domestic Controls segment for the six months ended March 31, 1994 excluding the effects of the non-recurring charges previously discussed was $10.2 million or 10.0% of segment sales compared with $10.4 million or 10.7% of segment sales a year ago.
Operating profit for the International Controls segment for the six months ended March 31, 1994 excluding the effects of the non-recurring charges previously discussed was $1.2 million or 2.5% of segment sales compared with $2.5 million or 4.8% of segment sales a year ago. The European recession has negatively affected the results of operations. Within the Pacific, operating profit is also down from a year ago primarily due to very strong 1993 shipments in Korea on certain aerospace programs.

In addition to adopting Statement No. 109, "Accounting for Income Taxes", the Company also adopted in the first quarter of 1994, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." Statement No. 106 costs are being expensed at $1.1 million annually, including the amortization of the initial transition obligation of $7.9 million over 20 years. This 1994 cost is $.4 million greater than the annual cost of post-retirement benefits other than pensions in 1993 of $.7 million, determined on a cost-incurred basis.

On March 4, 1994, the Company announced the signing of a Memorandum of Understanding for the purchase of a portion of AlliedSignal's aerospace actuation business in Torrance, California. The proposed purchase price is $71 million for the mechanical and hydraulic actuation product lines. The acquisition will increase the Company's annual revenues by approximately $75 million. Closing, which is subject to final negotiation, is scheduled to occur at the end of May 1994. The Federal Trade Commission reported in early May 1994 that antitrust clearances had been granted under the Hart-Scott-Rodino Act. The product lines being acquired are used on a variety of Domestic and International commercial and military aircraft. Mechanical actuators include drive systems for the leading edge flaps on the F/A-18 E/F. Hydraulic actuators include primary flight controls for the Boeing 747 and 757 and the Airbus A330 and A340. This acquisition will maintain Moog's balance of approximately 50% commercial and 50% military business. The Company will finance this transaction with debt. The Company has received commitments from seven banks for $152 million which will be used to pay for the AlliedSignal product lines, closing costs related to the transaction, and $46 million for refinancing existing domestic credit facilities. The residual available after the transaction will be used for working capital. The structure of the financing package will include $67 million of seven year term loans with annual principal payments beginning in 1995. The remaining $85 million will be financed with revolving credit facilities. Interest will be at LIBOR plus 2.0%. This compares with current Domestic loan agreements which bear interest at LIBOR plus 5/8%. The entire loan facility will be secured by substantially all of the Company's Domestic assets including those to be acquired from AlliedSignal, in addition to pledging the stock of all Domestic and foreign subsidiaries. The loan agreements will include customary covenants for transactions of this nature, including maintaining various ratios.

FINANCIAL CONDITION AND LIQUIDITY - Cash provided by operating activities for the six months ended March 31, 1994 was $11.3 million compared with
$5.9 million a year ago.   Other than the $4.7 million of non-recurring
charges previously discussed, the most notable items affecting the comparison of 1994 with 1993 Cash Provided by Operations include Accounts Payable and accrued expenses, and Other liabilities. The use of cash in 1993 resulting from the decrease in Accounts Payable and accrued expenses is due to the payment of severance for amounts accrued in 1992. The source of cash in 1994 from the increase in Accounts Payable and accrued expenses is offset by the use of cash from the decrease in Other liabilities mainly due to the change in the classification of a reserve for a loss expected on the sublease of a facility from noncurrent to current. The use of cash in 1994 related to the decrease in Other liabilities is also due to pension contributions made in excess of amounts accrued.

During the fourth quarter of 1993, the Company borrowed the balance of the unused portion of its Domestic revolving credit agreements. Domestic revolving credit facilities of $50.5 million were automatically converted to term loans repayable ratably through 1998. At March 31, 1994, the Company had unused lines of credit of $27 million, which includes an additional $10 million of revolving credit acquired during the second quarter of 1994, in addition to cash and cash equivalents of $9.1 million.

Total consolidated assets at March 31, 1994 of $300 million were 5.6% lower than $318 million at September 30, 1993. Excluding the effects of weakening foreign currencies relative to the U.S. dollar which had a minor impact on the comparison of asset levels, assets decreased primarily due to lower cash balances resulting from payments on outstanding debt, and lower receivable levels related primarily to the collection of cash on amounts due to the Company, including holdbacks, on a long-term contract within the Missiles product line.

During the first quarter of 1993, the Company prepaid $10.2 million of long-term debt on a capital lease with an interest rate of 12 7/8% in order to take advantage of the significant decrease in U.S. market interest rates. The estimated annual pre-tax savings is approximately $.8 million compared with a pre-tax extraordinary charge recorded in the first quarter of 1993 of $.5 million.

During the second quarter of 1993, the Company sold various machinery and equipment for $4.7 million and leased this equipment back under an operating lease. There was no gain or loss recognized on the transaction.

Capital expenditures for the first six months of 1994 were $3.8 million compared with $7.2 million of 1994 depreciation and with $6.5 million of capital expenditures for the first six months of 1993. Capital expenditures for the twelve months of 1994 are expected to remain below depreciation levels.

The Company monitors total debt to equity as a key financial ratio. This ratio includes short-term and long-term debt and subordinated debentures. The ratio at March 31, 1994 was 1.30 compared with 1.49 at September 30, 1993 and with 1.43 at March 31, 1993. The decrease in the ratio as of March 31, 1994 results from payments made on long-term debt including $5 million paid prior to its scheduled maturity. There were no prepayment costs incurred. Working capital at March 31, 1994 was $114 million compared with $124 million at September 30, 1993 and with $115 million at March 31, 1993. The current ratio was 2.3 at March 31, 1994, September 30, 1993 and March 31, 1993.

NET SALES for the second quarter of 1994 were $75.1 million or .4% above net sales of $74.8 million a year ago. Net sales for the Domestic Controls segment for the second quarter of 1994 increased 3.9% to $51.0 million compared with $49.1 million a year ago. The increase is due to strong revenues on the B-2 Program on which production activity is scheduled to be completed by mid-1995, offset by a decline in the Missiles product line as a result of expected reductions in defense spending. Within the International Controls segment, sales declined 6.3% to $24.1 million for the second quarter of 1994 compared with $25.8 million a year ago. This decline is reflective of continuing recessionary conditions in Europe, particularly in Germany and France. The European sales decline was partially offset by strong second quarter 1994 Pacific sales, particularly in Japan. The U.S. dollar declined in value relative to foreign currencies in the second quarter of 1994 compared with 1993. Without this decline, net sales would have decreased by an additional $.5 million using constant exchange rates from 1993 to 1994. For the six months ended March 31, 1994, net sales increased .7% to $144 million compared with $143 million a year ago. For the Domestic Controls segment, net sales increased 5.1% to $97.6 million for the first six months of 1994 compared with $92.8 million a year ago. The increase represents increased sales in 1994 on the B-2 Program offset by lower sales in the Defense-driven Missiles product line and the Engine Controls product line which is affected by an industry decline of both military and commercial aircraft engines. For the International Controls segment, net sales declined 7.5% to $46.4 million for the first six months of 1994 compared with $50.1 million a year ago. This decline is due to lower sales in Europe related to the recession, particularly in Germany and France, offset by stronger sales for the first six months in the Pacific, particularly in Japan. Foreign currencies relative to the U.S. dollar were weaker for the first six months of 1994 compared with 1993. This weakening of currencies accounted for approximately 15% of the International segment total sales decline for the first six months of 1994 compared with 1993. Within the Company's international activities, operations are conducted in more than ten countries. Accordingly, the Company generally experiences a leveling effect from currencies after translation into U.S. dollars on the Company's operating results.

OTHER INCOME was $.4 million for the second quarter of 1994 compared with $.5 million a year ago. On a year-to-date basis, Other Income was $.9 million in 1994 compared with $1.1 million a year ago. Other income generally includes rental, royalty and interest income.

COST OF SALES was 69.4% of net sales in the second quarter of 1994 compared with 69.7% in 1993. On a year-to-date basis, cost of sales as a percent of net sales was 69.9% for 1994 and 69.2% for 1993. Cost of sales percentages in 1994 have remained relatively consistent with 1993 for both the Domestic and International Controls segments, in part, a result of the benefits received from prior years' cost reduction initiatives.

RESEARCH AND DEVELOPMENT EXPENSE was $5.0 million or 6.6% of net sales for the second quarter of 1994 compared with $4.4 million or 5.8% of net sales a year ago. For the six months ended March 31, 1994, R&D expense was $10.0 million or 6.9% of net sales compared with $8.5 million or 5.9% of net sales a year ago. The increase in research and development expense from a year ago reflects increased efforts on the Engine Controls product line and on radio controls within the Electronics and Systems product line. In addition, increased R&D was incurred on brushless motor development for entertainment motion platforms. Total Company engineering staffing has not increased; rather the increase in R&D results from a shift of emphasis on customer-funded R&D to Company-sponsored R&D projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $13.5 million or 18.0% of net sales for the second quarter of 1994 compared with $13.5 million or 18.0% of net sales in 1993. On a year-to-date basis, SG&A expense was $26.4 million or 18.3% of net sales in 1994 compared with $26.7 million or 18.7% of net sales in 1993.

INTEREST EXPENSE was $2.2 million or 3.0% of net sales for the second quarter of 1993 compared with $2.7 million or 3.6% of net sales a year ago. For the six months ended March 31, 1994, interest expense was $4.7 million or 3.3% of net sales compared with $5.7 million or 4.0% of net sales a year ago. The decline in interest expense is due to lower worldwide average debt levels and interest rates, in addition to the cost savings realized from the December 1992 prepayment of $10.2 million of 12 7/8% long-term debt as previously described.

INVENTORY OBSOLESCENCE CHARGE of $2.6 million in the second quarter of 1994 represents a non-recurring charge for the write-off of Domestic obsolete inventory. This charge reflects a recent decline in repair activities and spare parts requirements on many government programs in addition to accelerating the cash tax benefits by physically disposing of this excess inventory in this fiscal year. Approximately $5.0 million of this reserve will be scrapped prior to year end resulting in cash tax benefits of approximately $1.9 million.

RESTRUCTURING EXPENSE of $2.1 million recorded in the second quarter of 1994 represents the costs to restructure the Company's operations, primarily in England, Germany and Denmark. Approximately $1.7 million represents severance benefit costs for workforce reductions and $.4 million relates to the disposition of a facility which is in the process of being subleased.

INCOME TAXES - The effective tax rate at March 31, 1994 is 43.0% and represents the rate forecasted for the entire fiscal year. The determination of this rate assumes that the operating results of the Company's German subsidiary will improve in the second half of 1994 compared with the first half. As the German subsidiary is expected to receive the benefit of available net operating loss carryforwards, this projected improvement serves to lower the effective rate. If Germany is unable to achieve its forecasted improvement, this will result in a higher effective rate for 1994. The relatively low effective tax rate in 1993 of 31.2% resulted primarily from tax benefits expected to be received through the utilization of net operating loss carryforwards at the Company's German subsidiary. As previously mentioned, the Company adopted Statement No. 109, "Accounting for Income Taxes" in the first quarter of 1994. The effect of this change in accounting principle was to increase net earnings by $.5 million, primarily resulting from the recognition of deferred tax assets in the U.S. and Japan.

No deferred tax assets are recorded at March 31, 1994 related to our German subsidiary which had net operating loss carryforwards of $5.5 million at September 30, 1993. These German tax losses, which may be carried forward indefinitely, will be used to reduce taxes otherwise due to German income earned in future years.

BACKLOG was $159 million at March 31, 1994 compared with $181 million at September 30, 1993 and with $194 million at March 31, 1993. Backlog for the Domestic Controls segment was $130 million at March 31, 1994 compared with $149 million at September 30, 1993 and with $153 million at March 31, 1993. This decline is primarily attributable to the Aircraft Controls product line, particularly the B-2 Program, and to the Engine Controls product line as a result of the current slowdown in the industry production of military and commercial aircraft engines. Backlog for the International Controls segment was $29.3 million at March 31, 1994 compared with $32.0 million at September 30, 1993 and with $40.4 million at March 31, 1993. Most of the backlog decline within the International Controls segment is attributable to Germany and reflects low new order rates primarily on the Aerospace product lines. Approximately one fourth of the decline in International segment backlog from September 30, 1993 to March 31, 1994 is attributable to weakening foreign currencies relative to the U.S. dollar using spot rates.

ENVIRONMENTAL MATTERS - The Company continues to participate as a Potentially Responsible Party (PRP) in the clean-up of two Superfund sites in Western New York. In addition, the Company was notified in 1993 by a PRP group at a third site that it will seek contribution from the Company and others to the extent the group is responsible for remediation costs at the related site. At March 31, 1994, the Company believes that adequate reserves have been established for environmental issues for which financial exposure is probable and quantifiable. Because of the uncertainties associated with environmental matters, the Company could be requested to participate in future remediation activities, if any, at the three sites. With respect to the third site referenced above, the New York State Department of Environmental Conservation has recently estimated the cost of a phase one clean-up and the Company's share of this will clearly be immaterial. Based upon currently available data, while it is difficult to predict with certainty, the Company does not expect that these environmental matters will have a material affect on the financial position of the Company in excess of amounts currently reserved.

GOVERNMENT CONTRACTING ENVIRONMENT - Current industry conditions continue to represent significant challenges for the Company. Prior to 1993, approximately 60% of the Company's sales were to either the U.S. Government or to various foreign governments for military and space hardware on programs that extend over many years. Government procurements of hardware within most of these programs are generally authorized in annual quantities and are constrained by the annual government budgeting process. The Company shares risks of cancellation as a participant in these programs similar to the risk assumed by all government contractors. Sales to the U.S. and Foreign governments are expected to decline to nearly 50% of consolidated net sales as early as this year.

Many of the Company's products are on the leading edge of new technologies. Development problems on projects on which the Company is performing under fixed-price contracts and is unable to recover the additional costs are part of the risks of being on the forefront of such technology. In this regard, the Company's risk of technical development and design problems is similar to other high-technology companies. Since the production of these products involves highly precise, complex operations and vendor supplied component parts, a similar risk exists for products in the production phase. Continued Government emphasis on audit and investigative activity in the U.S. Defense Industry presents risks of unanticipated financial exposure for companies with substantial activity in Government contract work. The audit process is an on-going one which includes post-award reviews and audits of compliance with the various procurement requirements. Although Government regulations provide that under certain circumstances a contractor may be fined, penalized, have its progress payments withheld or be debarred from contracting with the Government, the Company does not anticipate a material financial impact from the various and on-going procurement reviews. The Company believes that adequate reserves have been established for any issues on which financial exposure is known and quantifiable as of March 31, 1994.

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

                    None.

Item 5.        Other Information.

                    None.

Item 6.        Exhibits and Reports on Form 8-K.

                    a.   Exhibits.

                         None.

                    b.   Reports on Form 8-K.

                         Reference Item 5 Form 8-K dated March 4, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                 Moog Inc.
                                               (Registrant)


Date:  May 13, 1994             By        S/Robert R. Banta/S
                                        Robert R. Banta
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Date:  May 13, 1994             By        S/Donald R. Fishback
                                        Donald R. Fishback
                                        Controller
                                        (Principal Accounting Officer)