Form 10-Q
period 1994-06-30
MOOG INC
filed 1994-08-15
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q
(Mark One)

  x    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1994

                               OR

       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
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


Registrant's telephone number, including area code (716)652-2000



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

                                   Yes     X           No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          Class                    Outstanding at August 8, 1994

Class A Common Stock, $1.00 par value        6,041,934  Shares
Class B Common Stock, $1.00 par value        1,677,031  Shares

                            MOOG INC.

                              INDEX



                                                          Page
No.

PART I.   FINANCIAL INFORMATION                             3-20

          Consolidated Condensed Balance Sheets
          June 30, 1994 and September 30, 1993                 4

          Consolidated Condensed Statements of Operations
          Three Months Ended June 30, 1994 and 1993            5

          Consolidated Condensed Statements of Operations
          Nine Months Ended June 30, 1994 and 1993             6

          Consolidated Condensed Statements of Cash Flows
          Nine Months Ended June 30, 1994 and 1993             7

          Notes to Consolidated Condensed Financial

          Statements                                        8-10

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations    11-20


PART II.  OTHER INFORMATION                                   21

          SIGNATURES                                          22

                 PART I:  FINANCIAL INFORMATION

                                MOOG INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands)

                                                Unaudited        Audited
                                                  As of           As of
                                                 June 30       September 30
ASSETS                                             1994            1993
CURRENT ASSETS
   Cash and cash equivalents                      $  9,759      $ 18,589
   Receivables, net                                123,212       123,009
   Inventories (note 4 and 6)                       65,572        66,862
   Deferred income taxes                            11,371         6,412
   Prepaid expenses and other current assets         1,721         1,842

      TOTAL CURRENT ASSETS                         211,635       216,714

PROPERTY, PLANT AND EQUIPMENT, net                  91,716        95,855
INVESTMENT IN ACQUIRED PRODUCT LINES (note 2)       78,000             -
OTHER ASSETS                                         8,212         5,561

TOTAL ASSETS                                      $389,563      $318,130

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                  $ 15,522      $ 19,851
   Current installments of long-term debt
      and convertible subordinated debentures        9,348        18,793
   Accounts payable                                 15,100        13,912
   Accrued salaries, wages and commissions          15,878        16,736
   Contract loss reserves                            4,677         5,396
   Other accrued liabilities                        13,942         9,531
   Accrued income taxes                                348           195
   Customer advances                                 5,166         8,767

      TOTAL CURRENT LIABILITIES                     79,981        93,181

LONG-TERM DEBT, excluding current
   installments (note 3)                           162,239        78,153
LONG-TERM PENSION OBLIGATION                        24,086        25,110
OTHER LONG-TERM LIABILITIES                            450         5,144
DEFERRED INCOME TAXES                                7,417         1,857
CONVERTIBLE SUBORDINATED DEBENTURES,
   excluding current installments                   19,400        20,800
MINORITY INTEREST IN SUBSIDIARY COMPANY              1,518         1,324

COMMITMENTS AND CONTINGENCIES                            -             -

SHAREHOLDERS' EQUITY (note 9)
   Preferred stock                                     100           100
   Common stock                                      9,134         9,134
   Other shareholders' equity                       85,238        83,327
      TOTAL SHAREHOLDERS' EQUITY                    94,472        92,561

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $389,563      $318,130

See accompanying notes to Consolidated Condensed Financial Statements.

                                MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share data)


                                 Unaudited

                                             Three Months Ended
                                                   June 30
                                           1994           1993
NET SALES                                $ 73,215      $ 72,151
OTHER INCOME                                  773         1,251
                                           73,988        73,402

COSTS AND EXPENSES
  Cost of sales                            49,881        51,328
  Research and development expenses         5,449         3,553
  Selling, general and administrative
     expenses                              13,828        13,037
  Interest expense                          2,654         2,724
  Foreign currency exchange (gain) loss      (118)           88
  Other expenses                              143           136
                                           71,837        70,866

EARNINGS BEFORE INCOME TAXES                2,151         2,536

INCOME TAXES                                  939         1,014

NET EARNINGS                             $  1,212      $  1,522

EARNINGS PER COMMON SHARE                    $.16          $.20

AVERAGE COMMON SHARES OUTSTANDING       7,713,465     7,713,465


See accompanying notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share data)

                                 Unaudited

                                              Nine Months Ended
                                                   June 30
                                           1994           1993
NET SALES                                $217,160      $215,109
OTHER INCOME                                1,706         2,336
                                          218,866       217,445

COSTS AND EXPENSES
 Cost of sales                            150,543       150,243
 Research and development expenses         15,415        12,052
 Selling, general and administrative
     expenses                              40,221        39,747
 Interest expense                           7,377         8,446
 Foreign currency exchange (gain) loss       (339)          420
 Other expenses                               644           347
 Inventory obsolescence charge (note 4)     2,574             -
 Restructuring expense (note 4)             2,107             -
                                          218,542       211,255

EARNINGS BEFORE INCOME TAXES, EXTRAORDINARY
 ITEM AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE               324         6,190

INCOME TAXES                                  155         2,155

EARNINGS BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE               169         4,035

EXTRAORDINARY ITEM, LOSS FROM EARLY
  EXTINGUISHMENT OF DEBT, NET OF
  INCOME TAXES OF $119 (note 7)                 -          (357)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE (note 5)                505             -

NET EARNINGS                             $    674      $  3,678

EARNINGS PER COMMON SHARE:
 - BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE  $.03          $.53
 - EXTRAORDINARY ITEM                           -          (.05)
 - CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                       .06             -
 - NET EARNINGS                              $.09          $.48

AVERAGE COMMON SHARES OUTSTANDING       7,713,465     7,713,465

See accompanying notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)

                                 Unaudited

                                               Nine Months Ended
                                                   June 30
                                              1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                            $   674       $ 3,678
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
   Depreciation and amortization           10,655        11,514
   Provisions for losses                    4,676         3,699
   Deferred income taxes                      (16)          (87)
   Other                                      487          (103)
   Changes in assets and liabilities
     providing (using) cash:
     Receivables                              542         8,528
     Inventories                             (909)       (4,563)
     Other assets                          (3,027)       (2,269)
     Accounts payable and accrued expenses  3,076       (11,269)
     Other liabilities                     (9,829)          157
     Accrued income taxes                     199           330
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                     6,528         9,615

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of hydraulic and mechanical
   actuation product lines of
   AlliedSignal Inc.                      (78,000)            -
 Purchase of property, plant and equipment (5,101)       (8,042)
 Proceeds from sale of assets                 430         8,950
 Other                                         54           128
   NET CASH (USED) PROVIDED
    BY INVESTING ACTIVITIES               (82,617)        1,036

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in notes payable  (4,744)          166
 Proceeds from revolving lines of credit   68,000        16,521
 Payments on revolving lines of credit       (149)      (16,400)
 Proceeds from issuance of long-term debt  68,778           606
 Payments on long-term debt and capital
  lease obligations                       (62,914)      (12,747)
 Purchase of convertible subordinated
  debentures                               (1,282)         (177)
 Preferred stock dividends paid                (7)           (7)
   NET CASH PROVIDED (USED)
    BY FINANCING ACTIVITIES                67,682       (12,038)

Effect of exchange rate changes on cash      (423)          (47)
DECREASE IN CASH                           (8,830)       (1,434)
Cash at beginning of period                18,589         8,106
Cash at end of period                     $ 9,759       $ 6,672

See accompanying notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (dollars in thousands except share data)

                                 Unaudited

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of Moog Inc. as of June 30, 1994 and September 30, 1993, and the results of its operations and cash flows for the three and nine months ended June 30, 1994 and 1993. The results of operations for the nine month period ended June 30, 1994 are not necessarily indicative of the results expected for the full year. In addition, certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.

2. On June 17, 1994, the Company concluded the acquisition of the hydraulic and mechanical actuation product lines (the Product Lines) of AlliedSignal Inc. located in Torrance, California. The Product Lines include mechanical drive systems for leading edge flaps and hydraulic servoactuators for primary and secondary flight controls used on a variety of commercial and military aircraft. The purchase price including payment for specified transition services to be provided by AlliedSignal over a period of approximately one year was $78,000. The acquisition was financed by borrowings under a revolving credit and term loan agreement with a banking group.

   The acquisition has been accounted for under the purchase method. Accordingly, the operating results of the Product Lines have been included in the Consolidated Condensed Statements of Operations since the date of acquisition. Certain information required to establish the opening balance sheet for the Product Lines has not yet been provided by AlliedSignal and, additionally, asset appraisals have not been finalized. Accordingly, the purchase price including prepayment for transition services was $78,000 and has been shown as a separate line item on the June 30, 1994 Consolidated Condensed Balance Sheet.

   As the Company does not presently have all the information necessary to report on the required proforma results of operations, this information is not included in this filing. This information will be provided as soon as practicable.

3. In conjunction with the acquisition, the Company refinanced its Domestic credit facilities. On June 15, 1994, the Company closed on a $152,000 Revolving Credit and Term Loan Agreement with a banking group. The agreement provides for an $85,000 revolving credit facility and a $67,000 term loan facility. Interest on both the revolving and term facilities is LIBOR plus 2.125%. Subsequent to closing, the Company entered into interest rate swap arrangements for $60,000, effectively converting this amount to fixed rate debt at 8.2% for the next two years.

4. During the quarter ended March 31, 1994, the Company recorded a pre-tax charge for future restructuring costs of $2,107. This charge includes $1,683 of severance benefit costs related to workforce reductions primarily in the Company's operations in England, Germany and Denmark, and $424 of additional costs primarily related to the disposition of a facility which is in the process of being subleased.

   In addition to the restructuring charge, the Company recorded a $2,574 pre-tax charge for the write-off of Domestic obsolete inventory in the second quarter of 1994. This inventory obsolescence charge reflects a recent decline in repair activities and spare parts requirements on many government programs in addition to accelerating the cash tax benefit by physically disposing of this excess inventory in this fiscal year. Approximately $5,000 of inventory covered by the reserve for obsolescence will be scrapped prior to year-end resulting in cash tax benefits of approximately $1,900. The consolidated reserve remaining after scrapping the excess inventory will be approximately $3,500 and is considered adequate to properly value the remaining inventory.

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

   Also in the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." The effect of adopting SFAS 106 is to increase post-retirement benefit expenses by approximately $400 for the twelve months ending September 30, 1994, or approximately $300 in the first nine months.

6. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:

                                        June 30     September 30
                                          1994          1993

    Raw materials and purchased parts   $13,352       $14,641
    Work in process                      44,134        47,176
    Finished goods                        8,086         5,045
                                        $65,572       $66,862

7. In late December 1992, the Company extinguished $10,186 of its 12 7/8% long-term debt prior to the scheduled maturity in order to take advantage of the significant decline in interest rates. The cost of the extinguishment was reported as an extraordinary loss of $357, net of an income tax benefit of $119.

8. In addition to the cash flow information provided in the Consolidated Condensed Statements of Cash Flows, the following supplemental cash flow data is provided:

                                          Nine Months Ended
                                               June 30
                                        1994          1993
       Cash paid during the period for:
          Interest                    $7,190         $6,841
        Income tax                     2,703          1,582

       Non cash investing and financing
        activities:
          Leases capitalized             242             38

9. The changes in shareholders' equity for the nine months ended June 30, 1994 are summarized as follows:

                                                    Number of Shares

                                                       Class A   Class B
                                          Preferred    Common    Common
                             Amount        Shares       Stock     Stock

PREFERRED STOCK
 Beginning and end of period $   100       100,000

COMMON STOCK
 Beginning and end of period   9,134                 6,598,989 2,535,134

ADDITIONAL PAID-IN CAPITAL
 Beginning and end of period  47,780

RETAINED EARNINGS
 Beginning of period          54,259
 Net earnings                    674
 Preferred stock dividends        (7)
 End of period                54,926

TREASURY STOCK
 Beginning and end of period (18,002)                 (562,555) (858,103)

EQUITY ADJUSTMENTS
 Beginning of period             564
 Foreign currency translation  1,190

 End of period                 1,754

LOAN TO SAVINGS AND STOCK
OWNERSHIP PLAN (SSOP)
 Beginning of period          (1,274)
 Payments received on loan
  to SSOP                         54
 End of period                (1,220)

TOTAL SHAREHOLDERS' EQUITY   $94,472       100,000   6,036,434  1,677,031

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           OPERATING HIGHLIGHTS
                          (dollars in thousands)



DOMESTIC CONTROLS manufactures and markets precision control components primarily for North America.


                                  Three Months Ended    Nine Months Ended
                                  6/30/94 6/30/93       6/30/94   6/30/93
Net sales                        $51,015  $46,179       $148,575 $138,991
Intersegment sales                 1,691    1,047          5,791    5,779

   Total sales                   $52,706  $47,226       $154,366 $144,770

Operating profit                 $ 6,187  $ 5,606       $ 13,245 $ 15,990

Non-recurring restructuring charge and
   inventory obsolescence charge
   included in operating profit        -        -          3,150        -

Earnings before extraordinary
   item and cumulative effect of
   change in accounting principle  1,897    2,137          2,522    5,430

Backlog                                                  163,166  154,535



INTERNATIONAL CONTROLS manufactures and markets precision control components for industrialized economies in Europe and the Far East.


                                  Three Months Ended Nine Months Ended
                                  6/30/94   6/30/93  6/30/94   6/30/93
Net sales                         $22,200  $25,972  $ 68,585  $ 76,118
Intersegment sales                  1,575      760     4,158     2,630

   Total sales                    $23,775  $26,732  $ 72,743  $ 78,748

Operating profit                  $   647  $ 1,725  $    355  $  4,213

Non-recurring restructuring charge and
   inventory obsolescence charge
   included in operating profit         -        -     1,531         -

Foreign currency exchange (gain) loss  68      133      (153)      482

Loss before extraordinary
   item and cumulative effect of
   change in accounting principle    (640)    (672)   (2,357)   (1,494)

Backlog                                               32,153    37,773

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           OPERATING HIGHLIGHTS
                          (dollars in thousands)



CONSOLIDATED SALES AND EARNINGS


                                  Three Months Ended     Nine Months Ended
                                  6/30/94    6/30/93     6/30/94   6/30/93

Net sales                        $73,215   $72,151      $217,160
$215,109

Operating profit                   6,834     7,331        13,600
20,203

Deductions from operating profit:
   Interest expense                2,654     2,724         7,377
8,446
   Currency exchange (gain) loss    (118)       88          (339)
420
   Other expenses-net              2,079     2,103         6,289
5,286
   Eliminations                       68      (120)          (51)
(139)
       Total deductions            4,683     4,795        13,276
14,013

Earnings before income taxes,
   extraordinary item and cumulative
   effect of change in
   accounting principle            2,151     2,536           324
6,190

Income taxes                         939     1,014           155
2,155

Earnings before extraordinary item
   and cumulative effect of change
   in accounting principle         1,212     1,522           169
4,035

Extraordinary item - loss from
   early extinguishment of debt        -         -             -
(357)

Cumulative effect of change in
   accounting principle                -         -
505             -

Net earnings                     $ 1,212   $ 1,522      $    674   $
3,678

Backlog                                                 $195,319
$192,308



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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


The following discussion is an analysis of the third quarter and first nine months of fiscal 1994 compared with the third quarter and first nine months of fiscal 1993, unless otherwise noted.

ACQUISITION OF HYDRAULIC AND MECHANICAL ACTUATION SYSTEMS PRODUCT LINES OF ALLIEDSIGNAL - On June 17, 1994, Moog Inc. acquired the hydraulic and mechanical actuation systems product lines (the Product Lines) of AlliedSignal Inc. located in Torrance, California. The Product Lines acquired are used on a wide variety of commercial and military aircraft. Mechanical actuators include drive systems for the leading edge flaps on the F/A-18 C/D, and hydraulic actuators include the primary flight controls for the Boeing 747 and 757 and the Airbus A330 and A340. The acquisition strengthens Moog's position in the actuation market, and provides the opportunity to improve utilization of Moog's existing manufacturing facilities and overhead structure. The Product Lines are expected to add approximately $75 million in annual revenue. The purchase price for the product lines including payment for specified transition services was $78 million in cash. The transition services principally relate to computer usage and support, engineering, and manufacturing support for a period of approximately one year.

In conjunction with the acquisition, the Company refinanced its Domestic credit facilities. On June 15, 1994, the Company closed on a $152 million Revolving Credit and Term Loan Agreement with a banking group. The Agreement provides for $85 million in a revolving facility and a $67 million term loan. The refinancing is discussed further in the Financial Condition and Liquidity section.

GENERAL - For the third quarter of 1994, the Company generated net earnings of $1.2 million, or $.16 per share, compared to $1.5 million, or $.20 per share, in the third quarter of 1993. On a year-to-date basis, the Company reported net earnings of $.7 million, or $.09 per share, in the current year, compared to $3.7 million, or $.48 per share in the previous year. Included in current year-to-date net earnings are $2.9 million in after-tax second quarter restructuring and inventory obsolescence charges, along with a benefit from a first quarter cumulative effect of a change in accounting principle of $.5 million due to the adoption of SFAS 109, "Accounting for Income Taxes."

The pre-tax inventory obsolescence charge of $2.6 million for Domestic inventories reflects the recent decline in repair activities and spare parts requirements on many government programs. Last quarter, the Company initiated a program to dispose of inventory identified as obsolete. Of the consolidated reserve for inventory obsolescence at March 31, 1994 of $8.5 million, $6.5 million related to Domestic operations. Approximately $5.0 million of inventory associated with the Domestic operations will be physically disposed of before the end of fiscal 1994. The physical disposition of the obsolete inventory will in turn generate cash tax benefits of $1.9 million.

The restructuring charges include $1.7 million in pre-tax charges associated with severance costs for approximately 100 employees in the Company's operations in England, Germany and Denmark. The workforce reduction is expected to provide annual pre-tax savings from reduced salaries, wages and benefits of an estimated $4.0 million. The related severance costs are expected to be paid principally in the third and fourth quarters of fiscal 1994. The remaining $.4 million in restructuring charges relates to an estimate of additional costs for the disposition of a leased facility. When this facility is disposed, the Company will realize $1.1 million in annual savings. The cost savings from the restructuring actions are expected to be fully realized during the first and second quarters of fiscal 1995.

Net earnings for the nine months ended June 30, 1994 also included the aforementioned first quarter benefit of $.5 million for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Net earnings for the nine months ended June 30, 1993 included an extraordinary after-tax charge of $.4 million for prepayment costs on the early extinguishment of 12-7/8% debt. After the effects of the non-recurring charges for inventory and restructuring described above, and before the cumulative effect of the change in accounting principle and the extraordinary item, net earnings for the first nine months of 1994 was $.2 million or $.03 per share compared with net earnings in 1993 of $4.0 million or $.53 per share.

In addition to adopting Statement No. 109, "Accounting for Income Taxes", the Company also adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" in the first quarter of 1994. Statement No. 106 costs are being expensed at $1.1 million annually, including the amortization of the initial transition obligation of $7.9 million over 20 years. The 1994 cost is $.4 million greater than the annual cost of post-retirement benefits other than pensions in 1993 of $.7 million, determined on a cost-incurred basis.

Operating profit for the Domestic Controls segment for the third quarter of 1994 was $6.2 million, or 11.7% of segment sales. This compares to $5.6 million, or 11.9% of segment sales, in the third quarter of 1993. The increase in operating profit is due to increased revenue and improved gross margins on the Aircraft Controls product line, principally due to activity related to the B-2 program, whose production cycle is scheduled to be completed by mid-1995, and commercial aircraft spares. In part, the improvement in Aircraft Controls was offset by declining revenues and profitability in the Missiles product line, principally due to lower sales on U.S. defense-related programs. For the International Controls segment, operating profit in the third quarter was $.6 million, or 2.7% of segment sales, compared to $1.7 million, or 6.4% of segment sales, in the third quarter of fiscal 1993. The principal reasons for the decline are lower sales in Germany, mainly in aerospace and defense markets, a decline in industrial sales in England, and reduced electronic equipment sales in the Danish operation. Concurrently, the Pacific operations have also experienced reduced profits, principally from lower industrial sales in Japan.

Year-to-date operating profit for the Domestic Controls segment excluding the second quarter 1994 restructuring and inventory obsolescence charges was $16.4 million, or 10.6% of segment sales, compared to $16.0 million, or 11.1% of segment sales a year ago. Within Domestic Controls, the Aircraft Controls product line has improved its revenue and operating profit due to strong sales and operating margins on the B-2 program in particular and in the commercial aircraft business more generally. The improvement in the Aircraft Controls product line has been offset by reduced operating profit on the Missiles product line. The Missiles product line operating profit decline is in part due to favorable cost experience in 1993 on various long-term development contracts nearing completion along with the aforementioned reduction in U.S. defense-related programs. For the International Controls segment, year-to-date operating profit excluding the second quarter 1994 restructuring and inventory obsolescence charges, was $1.9 million, or 2.6% of segment sales. This compares with $4.2 million, or 5.4% of segment sales in the prior year. A major contributor to the decline is the Company's English subsidiary, which has experienced a significant downturn on a variety of its industrial products. In response, the English subsidiary has reduced its staffing level by approximately 16%. Concurrently, operating profit in the Pacific Rim has declined, principally due to a slow Japanese economy and very strong shipments in 1993 on aerospace programs in Korea.

FINANCIAL CONDITION AND LIQUIDITY - On June 15, 1994, the Company closed on a new $152 million Revolving Credit and Term Loan facility (the Credit Facilities) with a banking group. The new Credit Facilities consist of an $85 million revolving credit facility and a $67 million term loan. The revolving credit facility is for a five-year period, with the facility total reducing by $5 million per year commencing in October 1995. The term loan is a seven-year arrangement, with quarterly principal payments commencing on January 1, 1995. The credit facilities provide for interest at LIBOR plus 2.125%, compared to the previous Domestic revolving credit arrangements of LIBOR plus .625%. In order to provide protection from interest rate increases, the Company has entered into $60 million of interest rate swap arrangements. This has the effect of converting the $60 million into fixed rate debt for two years at 8.2%. In addition to the new credit facilities, the Company amended the terms of its existing $20 million, 10.25% term loan. This loan, which previously required $5 million in annual principal payments from 1996 through 1999, has been amended to require annual principal payments of $1.7 million in 1995, $2.7 million in 1996, and $3.0 million from 1997 through 2001.

The proceeds from the refinancing were used principally to acquire the AlliedSignal hydraulic and mechanical actuation product lines and pay off existing Domestic term loans. The new $152 million Credit Facilities and amended $20 million term loan are secured by substantially all of the Company's domestic assets. In addition, the stock of all domestic and foreign subsidiaries has been pledged. The Credit Facilities and amended term loan include customary covenants for transactions of this nature, including requirements to maintain various financial ratios.

Cash Provided by Operating activities for the nine months ended June 30, 1994 was $6.5 million compared with $9.6 million a year ago. Other than the $4.7 million of non-recurring charges previously discussed, the most notable items affecting the comparison of 1994 with 1993 Cash Provided by Operating activities include Accounts receivable, Accounts payable and accrued expenses, and Other liabilities. Accounts receivable collections in 1993 provided cash as a result of expected revenue declines in the Domestic segment from reduced Defense expenditures. Also, in 1994, the Company generated receivables related to the newly acquired Product Lines. The use of cash in 1993 resulting from the decrease in Accounts Payable and accrued expenses is due to the payment of severance for amounts accrued in 1992. The source of cash in 1994 from the increase in Accounts Payable and accrued expenses offsets the use of cash from the decrease in Other liabilities. This is mainly due to the change in the classification of a reserve for a loss expected on the sublease of a facility from noncurrent to current. The use of cash in 1994 related to the remaining decrease in Other liabilities is also due to pension contributions made in excess of amounts accrued.

As of June 30, 1994, the Company has worldwide unused lines of credit of $28.6 million, plus cash and cash equivalents of $9.8 million. In comparison, the Company had worldwide unused lines of credit of $18.4 million and cash of $18.6 million at September 30, 1993.

Total consolidated assets at June 30, 1994 of $390 million were 22.5% higher than the $318 million at September 30, 1993. The increase in assets is primarily due to the $78 million acquisition of the hydraulic and mechanical actuation Product Lines. Other increases relate to changes in deferred tax asset accounting of approximately $4.6 million from the adoption of SFAS 109, increases in refundable income taxes of $4.7 million resulting from accelerated pension payments and the expected physical disposition of obsolete inventory, and approximately $4.3 million related to strengthening foreign currencies. These increases have been offset by reductions in cash balances of $8.8 million, and depreciation in excess of capital expenditures of $5.6 million, reducing fixed assets.

In December 1992, the Company prepaid $10.2 million of long-term debt with an interest rate of 12-7/8% in order to take advantage of the significant decline in U.S. market interest rates. The estimated annual pre-tax savings, based upon the new credit facilities, is approximately $.7 million as compared with the pre-tax extraordinary charge recorded in the first quarter financial statements of $.5 million. The Company utilized previously existing revolving lines of credit to finance this prepayment.

During 1993, the Company sold various machinery and equipment for $5.8 million and leased this equipment back under an operating lease. There was no gain or loss recognized on the transaction.

Capital expenditures for the first nine months of 1994 were $5.3 million compared with depreciation of $10.7 million. Capital expenditures in 1994 also compared with $8.1 million a year ago. Additions to property, plant and equipment for all of 1994 are expected to remain well below depreciation levels.

The Company monitors total debt to equity as a key financial ratio. This ratio includes short-term and long-term debt and subordinated debentures. The ratio at June 30, 1994 was 2.19 compared with 1.49 at September 30, 1993 and with 1.32 at June 30, 1993. The increase in the ratio as of June 30, 1994 compared to September 30, 1993 resulted from the acquisition of the hydraulic and mechanical actuation Product Lines which was entirely debt financed. The increase in the ratio at September 30, 1993 from June 30, 1993 related to the Company borrowing the balance of its then unused portion of its Domestic revolving credit facilities. This was done to ensure that the then available terms and conditions would be in place for the maximum amount of the then existing facilities.

Working capital at June 30, 1994 was $132 million compared with $124 million at September 30, 1993 and with $105 million at June 30, 1993. The current ratio was 2.6 at June 30, 1994, compared to 2.3 at September 30, 1993 and 2.1 at June 30, 1993. The working capital amount at June 30, 1994 does not reflect the allocation of the purchase price related to the Product Lines to the appropriate balance sheet captions. The Company is awaiting final financial information from AlliedSignal and appraisals necessary to complete the allocation.

NET SALES for the third quarter were $73.2 million, or 1.5% above net sales of $72.2 million in the previous third quarter. Net sales for the Domestic Controls segment in the third quarter were $51.0 million, an increase of 10.5% over the $46.2 million from the 1993 third quarter. Of the $4.8 million increase in Domestic segment sales, $3.7 million relates to revenues from the recently acquired Product Lines. The remainder of the increase is principally attributable to overall stronger sales in the Commercial Aircraft and Space Products product lines, offset in part by a decline in the Missiles product line. Within the International Controls segment, sales declined 14.5% from $26.0 million in the third quarter of fiscal 1993 to $22.2 million in the current quarter. Excluding currency effects, sales declined 11.4%. The majority of the International sales decline is attributable to European operations. In particular, European sales were effected by lower aerospace sales in the Company's German subsidiary, lower electronic equipment sales in the Danish subsidiary, and lower industrial sales in the English and French subsidiaries. The European sales decline is indicative of the on-going capital goods recession in European markets. In the Pacific Rim, sales were down 1.8%. Excluding the effect of the strengthening currencies, particularly the Japanese Yen, sales were down 6.8% when measured in local currencies. The decline in the Japanese subsidiary's sales in real terms were principally related to the industrial product line.

For the nine months ended June 30, 1994, sales increased 1.0%, to $217 million from $215 million in the same 1993 period. For the Domestic Controls segment, sales increased 6.9%, from $139 million for the nine months ended June 30, 1993 to $149 million in the current year. The increase in 1994 year-to-date sales relates principally to increased sales on the B-2 Program and on the acquired Product Lines, offset by the Defense-driven decline in the Missiles product line along with the Engine Controls product line, which has been affected by the industry downturn for both commercial and military aircraft. For the International Controls segment, net sales have decreased 9.9% to $68.6 million for the first nine months of 1994 from $76.1 million for the first nine months of 1993.
Weaker average foreign currencies relative to the U.S. dollar accounted for 18%, or $1.4 million, of the decline. The decline is principally attributable to lower sales in Germany in aerospace and defense markets, in conjunction with lower industrial sales in England and France due to the persistently weak European capital goods market, along with a decline in Korea due to strong shipments in 1993 on certain aerospace programs.
Within the Company's International activities, operations are conducted in more than ten countries. Accordingly, the Company experiences a leveling effect from currencies after translation of operating results into U.S. dollars.

OTHER INCOME was $.8 million in the third quarter of 1994 compared with $1.3 million a year ago. On a year-to-date basis, other income was $1.7 million in 1994 compared to $2.3 million in the prior year. The decline in other income is principally attributable to $.4 million in interest income accrued in the third quarter of 1993 related to anticipated tax refunds. Other income generally includes rental income, interest, gains on sales of equipment, and royalty income.

COST OF SALES for the third quarter of the current year was 68.1% of sales, compared to 71.1% in the prior year third quarter. Third quarter 1994 cost of sales was favorably impacted by a better product mix in the form of more high margin commercial aircraft spares sales, along with favorable cost experience on a major contract within the Military Aircraft product line.

On a year-to-date basis, cost of sales percentages have remained fairly consistent with 1993 for both the Domestic and International Controls segments. Domestically, cost of sales as a percentage of sales has improved in Aircraft products for the aforementioned factors. This Aircraft improvement has been offset by increases in the cost of sales percentage in the Missiles product line, for which cost experience was favorably impacted in 1993 on various long-term development contracts nearing completion. Within the International Group, cost of sales as a percentage of sales has been consistent despite the decline in sales as 1993 was unfavorably impacted by various low margin aerospace and defense contracts.

RESEARCH AND DEVELOPMENT EXPENSE was $5.4 million, or 7.4% of net sales in the current quarter, compared to $3.6 million, or 4.9% of net sales in the third quarter of 1993. On a year-to-date basis, R&D expense was $15.4 million, or 7.1% of net sales, compared to $12.1 million, or 5.6% of net sales, in the prior year.

The Company has seen R&D increase as a result of a shift in emphasis toward Company sponsored R&D projects from customer sponsored projects. The increase in R&D in the quarter relates to efforts on entertainment simulators in the Motion Systems product line, brushless motor development and radio controls within the Electronics and Systems product line, "smart" actuation research in the Aircraft Controls product line, and work related to developing a high performance engine valve within the Engine Controls product line. Further, the Company's German subsidiary had a lower level of development activity sold to customers in the current quarter. Year-to-date, development has increased due to the above mentioned activities and due to efforts earlier this year related to another engine valve.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $13.8 million in the third quarter of 1994, or 18.9% of net sales, compared to $13.0 million in the prior third quarter, or 18.1% of sales. The increase in absolute terms relates to the addition of approximately $.4 million in SG&A costs associated with the acquired Product Lines, along with increased emphasis by the engineering staff on sales-related activities. Year-to-date, SG&A was $40.2 million, or 18.5% of net sales, compared to $39.7 million, also 18.5% of net sales in the prior year.

INTEREST EXPENSE was $2.7 million in both the current quarter as well as the third quarter of 1993. For the current quarter, interest expense was 3.6% of sales compared to 3.8% of net sales in the prior third quarter. Year-to-date through June 30, interest expense was $7.4 million, or 3.4% of sales, compared to $8.4 million, or 3.9% in the prior year. In the quarter, the additional interest costs arising from the purchase of the Product Lines and related higher average U.S. interest rates from refinancing the domestic debt structure offset lower average comparable borrowing levels which existed before the acquisition and refinancing. Year-to-date, interest is down due to lower average debt levels in conjunction with lower average worldwide interest rates, in addition to the savings realized from the December 1992 prepayment of $10.2 million of 12-7/8% debt.

FOREIGN EXCHANGE gain was $.1 million in the third quarter of 1994 compared to a loss of $.1 million in the same quarter a year ago. Year-to-date, foreign exchange gains of $.3 million compared to a loss of $.4 million in the previous year. Most of the 1993 loss was incurred by the Company's Italian subsidiary which had a large net Deutsche Mark payable to the German subsidiary. The Italian subsidiary was also using the Deutsche Mark as its functional currency for measuring operating results. Since that time, the Italian company has reduced its exposure by increasing its borrowings in Italian currency. In conjunction with providing its own long-term financing, the Italian subsidiary converted its functional currency to the Italian Lira.

OTHER EXPENSES were $.1 million in the current third quarter, comparable to the same quarter in 1993. Year-to-date, other expenses were $.6 million in the current year compared to $.3 in the prior year. The increase is attributable principally due to the write-off of costs associated with previous Domestic financing arrangements, and non-recurring costs associated with funding a development effort by the Japanese subsidiary.

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

INCOME TAXES - The effective tax rate at June 30, 1994 is 47.8% and represents the rate forecasted for the entire fiscal year. The determination of this rate assumes that the operating results of the Company's German subsidiary, which has available net operating loss carryforwards, will improve in the fourth quarter of 1994 compared with the first nine months. Recent increases in industrial new orders indicate that it is reasonable to expect improved results at the Company's German subsidiary in the fourth quarter. The relatively low effective tax rate in 1993 of 34.8% resulted primarily from tax benefits to be received through utilization of Domestic net operating loss carryforwards and credits.

As previously mentioned, the Company adopted Statement No. 109, "Accounting for Income Taxes" in the first quarter of 1994. The effect of this change in accounting principle was to increase net earnings by $.5 million, primarily resulting from the recognition of deferred tax assets in the U.S. and Japan. No deferred tax assets are recorded at June 30, 1994 related to the German subsidiary, which had net operating loss carryforwards of $5.5 million at September 30, 1993. These German tax losses, which may be carried forward indefinitely, will be used to reduce taxes otherwise due to German income earned in future years.

BACKLOG was $195 million at June 30, 1994 compared with $181 million at September 30, 1993 and with $192 million at June 30, 1993. Backlog for the Domestic Controls segment was $163 million at June 30, 1994 compared with $149 million at September 30, 1993 and with $155 million at June 30, 1993. Domestic backlog at June 30, 1994 includes $42.1 million related to the acquired Product Lines. Excluding the newly acquired Product Lines, Domestic backlog declined to $121 million, primarily attributable to the Aircraft Controls product line, particularly the B-2 Program, and to the Engine Controls product line as a result of the current slowdown in the production of military and commercial aircraft engines. Backlog for the International Controls segment was $32.2 million at June 30, 1994 compared with $32.0 million at September 30, 1993 and with $37.8 million at June 30,

1993. Most of the backlog decline since June 30, 1993 within the International Controls segment is attributable to Germany and reflects low new order rates on the Aerospace product line.

ENVIRONMENTAL MATTERS - The Company continues to participate as a Potentially Responsible Party (PRP) in the clean-up of two Superfund sites in Western New York. In addition, the Company was notified in 1993 by a PRP group at a third site that it will seek contribution from the Company and others to the extent the group is responsible for remediation costs at the related site. At June 30, 1994, the Company believes that adequate reserves have been established for these environmental issues. Because of the uncertainties associated with environmental matters, the Company could be requested to participate in future remediation activities, if any, at the three sites. With respect to the third site referenced above, the New York State Department of Environmental Conservation has recently estimated the cost of a phase one clean-up, and the Company's share of this will be immaterial.

In conjunction with the acquisition of the AlliedSignal hydraulic and mechanical actuation product lines and related refinancing of the Company's Domestic credit facilities, environmental assessments were made of the former AlliedSignal facility in Torrance, California and the Company's existing facilities in East Aurora, New York. These assessments identified certain environmental conditions with respect to the Torrance, California facilities which are presently being addressed by AlliedSignal and others. The Company has obtained certain contractual indemnifications from AlliedSignal. With respect to the East Aurora facilities, an area of property which has been leased to a third party since 1988 was, subsequent to the refinancing, identified as a site which may require a clean-up effort. This matter has been reported to governmental authorities. The estimated cost of this clean-up and the Company's share, if any, of such cost are uncertain. However, at this time, any cost associated with this clean-up effort is not expected to have a material impact on the Company's financial position.

Based upon currently available data, while it is difficult to predict with certainty, the Company does not expect that these environmental matters will have a material affect on the financial position of the Company in excess of amounts currently reserved.

GOVERNMENT CONTRACTING ENVIRONMENT - Current industry conditions continue to represent significant challenges for the Company. Sales to U.S. and Foreign governments for military and space hardware on programs that extend over many years are expected to be approximately 50% of consolidated net sales this year. In comparison, prior to this year approximately 60% of the Company's sales were to either U.S. or various Foreign governments. Government procurements of hardware within most of these programs are generally authorized in annual quantities and are constrained by the annual government budgeting process. The Company shares risks of cancellation as a participant in these programs similar to the risk assumed by all government contractors.

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

Continued Government emphasis on audit and investigative activity in the U.S. Defense Industry presents risks of unanticipated financial exposure for companies with substantial activity in Government contract work. The audit process is an on-going one which includes post-award reviews and audits of compliance with the various procurement requirements. Although Government regulations provide that under certain circumstances a contractor may be fined, penalized, have its progress payments withheld or be debarred from contracting with the Government, the Company does not anticipate a material financial impact from the various and on-going procurement reviews. The Company believes that adequate reserves have been established for any issues on which financial exposure is known and quantifiable as of June 30, 1994.

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

              None.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

              a.  Exhibits.

                  None.

              b.  Reports on Form 8-K.

                  Reference Item 2 Form 8-K dated June 15, 1994.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               Moog Inc.
                                             (Registrant)


Date:  August 12, 1994        By        S/Robert R. Banta/S
                                        Robert R. Banta
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Date:  August 12, 1994        By        S/Donald R. Fishback
                                        Donald R. Fishback
                                        Controller
                                        (Principal Accounting Officer)