Form 10-K
period 1994-09-30
MOOG INC
filed 1994-12-29
CIK 67887

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended September 30, 1994

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Transition period from               to            Commission
     file number     1-5129

                                 MOOG INC.
          (Exact Name of Registrant as Specified in its Charter)

            New York                         16-0757636
(State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
Incorporation or Organization)


       East Aurora, New York                 14052-0018

(Address of Principal Executive Offices)     (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (716) 652-2000


Securities registered pursuant to
Section 12(b) of the Act:
                                              Name of Each Exchange
        Title of Each Class                   on Which Registered

Class A Common Stock, $1.00 Par Value        American Stock Exchange
Class B Common Stock, $1.00 Par Value        American Stock Exchange
9-7/8% Convertible Subordinated              American Stock Exchange
  Debentures due 2006

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X           No

No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on December 9, 1994 was approximately
$48,407,157.

The number of shares of Common Stock outstanding as of the close of business on December 9, 1994 was:

Class A 6,042,238; Class B 1,677,814.

The Documents listed below have been incorporated by reference into this Annual Report on Form 10-K:

     (1) Specific sections of the Annual Report to Shareholders for the fiscal year ended September 30, 1994 (the "1994 Annual Report")

     (2) Specific sections of the Proxy Statement to Shareholders dated January 6, 1995 (the "1995 Proxy")

                            MOOG INC.
                         FORM 10-K INDEX

PART I                                                 PAGE

     Item 1 -  Business                                21

     Item 2 -  Properties                              22

     Item 3 -  Legal Proceedings                       22

     Item 4 -  Submission of Matters to a              22
               Vote of Security Holders

PART II

     Item 5 -  Market for the Registrant's             22
               Common Equity and Related
               Stockholder Matters

     Item 6 -  Selected Financial Data                 22-23

     Item 7 -  Management's Discussion and             24-28
               Analysis of Financial Condition and
               Results of Operations

     Item 8 -  Financial Statements and                29-43
               Supplementary Data

     Item 9 -  Changes in and Disagreements with       43
               Accountants on Accounting and
               Financial Disclosure

PART III

     Item 10 - Directors and Executive Officers        43-44
               of the Registrant

     Item 11 - Executive Compensation                  45

     Item 12 - Security Ownership                      45
               of Certain Beneficial
               Owners and Management

     Item 13 - Certain Relationships and               45
               Related Transactions

PART IV

     Item 14 - Exhibits, Financial Statement           45-48
               Schedules, and Reports
               on Form 8-K

Part I

     The Registrant, Moog Inc., a New York corporation formed in
1951, is referred to in this Annual Report on Form 10-K as "Moog," "the Company" or in the nominative "we" or the possessive
"our."

ITEM 1.  Business.

     Certain information required herein is contained in part in the 1994 Annual Report, specific pages of which are referred to in parentheses.

     Description of the Company's Business.  (See pages 2 through
18.)

     Distribution. Moog primarily uses its own sales and engineering personnel in the sale of its products. In selective markets, independent manufacturers' representatives are retained.

     Industry and Competitive Conditions. Moog experiences considerable competition in its Domestic Controls segment, principally in the areas of product performance and price. These competitors are associated with parent companies larger than the Company as measured by total assets and sales. These include the Hydraulics Research and Manufacturing Division of Textron Inc., NWL Control Systems owned by Abex Inc., the Parker Bertea Aerospace Group of Parker Hannifin Corporation, E-Systems Corporation and Vickers, a Division of Trinova Corporation.

     The International Controls segment experiences similar competition from numerous domestic and foreign corporations, particularly Mannesmann Rexroth, a Mannesmann AG company, and Robert Bosch AG.

     Backlog. Substantially all backlog will be recorded as sales in the next twelve months. The information required herein is incorporated by reference to Item 6, Selected Financial Data, on page 23.

     Raw Materials. Materials, supplies and components are purchased from numerous suppliers. The loss of any one supplier would not materially affect the Company's operations.

     Seasonality.  Moog's business is generally not seasonal.

     Patents. Moog has a number of patents and has filed applications for others. While the aggregate protection afforded by these is of value, the Company does not consider the successful conduct of any material part of its business is dependent upon such protection. The Company's patents and patent applications, including U.S., Canadian, European and Japanese patents, relate to electrohydraulic, pneumatic and mechanical actuation mechanisms and control valves, electronic control component systems and interface devices.

     Research Activities. Research and product development activity has been and continues to be significant to the Company.

The information required herein is incorporated by reference to
Item 6, Selected Financial Data, on page 23.

     Employees. The information required herein is incorporated by reference to Item 6, Selected Financial Data, on page 23.

     Segment Financial Information.  See page 40.

     Customers. The information required herein is incorporated by reference to pages 2 through 18 and 40. Moog's military activities in aerospace, through its Domestic Controls segment, are subject to changes in national defense policy, Department of Defense (DoD) procurement practice, and contract termination. In commercial aerospace, principally commercial aviation, Moog's activities are subject to changes in the delivery schedules of the major commercial aircraft manufacturers.

     International Operations. Moog's International Controls segment is an aggregate of operations located predominantly in Europe and the Far East. (See pages 2 through 18, 40 and 46.)

     The Company's international operations are subject to the usual risks inherent in foreign trade, including currency fluctuations, local governmental foreign investment restrictions, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.

     Working Capital. Working capital includes items which will not be realized within one year, reflecting the procurement and production cycle associated with long term contracts. Long-term contract receivables include substantial amounts not yet billed under progress payment terms of contracts, and which provide that certain holdback amounts cannot be billed until shipment of completed units. Inventories reflect the extended production and procurement cycle on most Moog products. Contract loss reserves include expenditures to be incurred over development and production periods extending beyond one year.

     Environmental Matters.  See pages 27, 28 and 41.


ITEM 2.

     Properties. Corporate headquarters are located in East Aurora, New York. Principal manufacturing facilities for the Domestic Controls segment are located in East Aurora, New York and Torrance, California. The facilities consist of 756,000 square feet which are owned and 54,000 square feet which are leased under capital lease obligations. Facilities under capital leases are financed primarily by industrial revenue bonds, which allow the Company to purchase the facilities at nominal prices upon expiration. The Domestic segment leases 140,000 square feet in East Aurora under operating leases. With respect to the Company's facilities, third parties have leased 91,000 square feet of owned space through December 1996 and 65,000 square feet of leased space through August 1997. Outside of the U.S., the

Domestic segment owns two low cost manufacturing centers in the Philippines and India. The Philippines facility consists of 64,000 square feet, and the India facility consists of 25,000 square feet.

     The International Controls segment maintains major manufacturing facilities in Germany, England and Japan. Of the major European facilities 4,000 square feet are owned and 202,000 square feet are leased under operating lease agreements. The Japanese facility, consisting of 68,000 square feet, is owned. Smaller specialty manufacturing operations are located in Ireland and Denmark. The Irish facility, with 26,000 square feet, is owned, while the Danish facility of 30,000 square feet is leased under an operating lease. In various other major markets, including Italy, France, Spain, Sweden, Finland, Brazil, Australia, South Korea, Hong Kong and Singapore, the Company has sales and applications engineering offices. Of these facilities, 30,000 square feet are owned and 41,000 square feet are leased under operating leases. Operating leases of the International facilities expire at varying times from January 1995 through January 2013.

     In September 1994, Moog terminated a long term operating lease for 73,000 square feet at the former Engine Controls facility in Florida. The Company had provided reserves covering the cost of terminating this lease in the 1994 and 1992 restructuring actions. The Company consolidated its German facilities, vacating a facility consisting of 55,000 square feet under a long-term operating lease. This facility was sub-leased effective January 1, 1994 through the remaining lease term.

     The capacity of Moog's manufacturing facilities is considered adequate for current and future production requirements.

ITEM 3.  Legal Proceedings.

     There are no legal proceedings presently pending by or against Moog or its subsidiaries which would have a material adverse effect on the financial condition or results of operations of Moog and its subsidiaries taken as a whole.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.

Part II

ITEM 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

     Dividend restrictions are detailed in Note 7 on page 35 of
Item 8, Financial Statements and Supplementary Data. Dividends on common stock were suspended by the Board of Directors on November 29, 1988.

     Other information required herein is incorporated by reference to pages 23 and 46.

ITEM 6.  Selected Financial Data - Notes and Discussion.

     The following is a brief summary of sales and net earnings for the five year fiscal period 1990 - 1994. For a more detailed discussion of 1992 through 1994 refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 28 and Notes to Consolidated Financial Statements on pages 33 through 42.

     During the five year period, sales have increased 1.2%. Excluding the 1994 acquisition of the hydraulic and mechanical actuation Product Lines of AlliedSignal Inc. and the related incremental sales of approximately $22,400, sales would have declined 6.2%. This decline is primarily the result of reduced appropriations for defense hardware by the U.S. Government. The Product Line acquisition, however, is expected to add approximately $75,000 to $80,000 in annual revenue, enhancing the Domestic Controls segment's position in its core aerospace markets. Sales for the International Controls segment also declined 3.0%, principally due to weak capital goods markets in Europe partially offset by strong sales growth in Asian-Pacific operations.

     Domestic net earnings during the five year period have approximated 3% or more of net sales, excluding the pre-tax inventory obsolescence and restructuring charges of $3,390 in 1994 and $10,504 in 1992.

     The International Controls segment experienced a significant deterioration in net earnings from 1990 to 1992. The decline results from investing significant resources to bring new industrial and aerospace applications to existing markets in conjunction with the prolonged weakness in European capital goods markets, which resulted in significantly reduced margins on the traditionally high margin industrial hydraulic product line. The Company has taken various actions throughout the last three years to consolidate manufacturing and development activities, increase utilization of low cost manufacturing centers, and increase product line specialization. As a result, International Controls segment losses were reduced significantly in 1993 and 1994.

ITEM 6. Selected Financial Data.
(dollars in thousands except per share data)

Years Ended
September 30            1994       1993        1992       1991        1990
RESULTS FROM OPERATIONS

Net Sales          $ 307,370  $ 293,680   $ 307,004   $ 321,283   $ 303,709
 Government              57%        57%         60%         61%         61%
 Commercial              43%        43%         40%         39%         39%
Earnings (Loss)
 before Income
 Taxes,
 Extraordinary
 Item and
 Cumulative Effect
 of Change in
 Accounting Principle  3,040      8,620     (6,284)      12,209      13,242
Effective Tax Rate     46.8%      40.6%      (7.8%)       37.5%       48.0%
Earnings (Loss)
 before Extraordinary
 Item and Cumulative
 Effect of Change
 in Accounting
 Principle             1,618      5,118     (6,773)       7,631       6,886
Extraordinary Item         -      (357)          -            -           -
Cumulative Effect of
 Change in Accounting
 Principle               505          -          -            -           -

NET EARNINGS       $   2,123  $   4,761   $ (6,773)   $   7,631   $   6,886
 (LOSS)

PER SHARE

Earnings (Loss)
 before
 Extraordinary
 Item and
 Cumulative Effect
 of Change in
 Accounting
 Principle         $     .21  $     .66   $   (.88)   $     .97   $     .86
Extraordinary
 Item                      -      (.04)           -           -           -
Cumulative Effect
 of Change in
 Accounting
 Principle               .06          -           -           -           -
Net Earnings
 (Loss)            $     .27  $     .62   $   (.88)   $     .97   $     .86
Equity per
 Common Share          13.25      12.00       12.61       12.93       11.66




FINANCIAL POSITION

Total Assets       $ 424,456  $ 318,130   $ 335,986   $ 334,938   $ 321,448
Working Capital      152,036    123,533     114,694     107,363     107,526
Total Debt and
 Convertible
 Subordinated
 Debentures          204,176    137,597     143,985     145,575     150,813
Shareholders'
 Equity              102,184     92,561      97,374     100,438      92,945

SUPPLEMENTAL FINANCIAL DATA

Capital
 Expenditures      $   8,893  $  10,216   $  15,295   $  18,467   $  20,640
Depreciation and
 Amortization of
 Property, plant
 and equipment        15,032     15,665      17,189      17,834      17,316
R&D - Company
      Sponsored       19,923     16,128      17,927      16,946      13,842
    - Customer
      Sponsored       25,332     30,986      29,220      24,896      32,802
Backlog - Domestic   181,405    149,035     169,800     192,400     190,200
        - Interna-
          tional      35,856     32,046      42,300      38,600      38,600

ADDITIONAL DATA

Number of Employees    3,140      2,824       2,886       3,309       3,349
Number of Shareholders
 - Class A             2,424      2,665       2,855       3,014       3,175
 - Class B             1,088      1,201       1,257       1,343       1,403
Average Common
 Shares
 Outstanding       7,714,444  7,713,465   7,717,791   7,836,780   7,977,246

RATIOS

Net Return on Sales      .7%       1.6%         N/A        2.4%        2.3%
Return on Equity        2.2%       5.0%         N/A        7.9%        7.8%
Current Ratio           2.47       2.33        2.14        1.98        2.13
Total Debt and
 Debentures to
 Equity                 2.00       1.49        1.48        1.45        1.62

INTERNATIONAL SUBSIDIARIES

Net Sales          $  92,507  $ 102,071   $  96,314   $  99,423   $  96,231
Foreign Currency
 Exchange (Gain)
 Loss                   (24)         86         655          92         665
Net Earnings
 (Loss)            $ (2,036)  $ (3,363)   $ (7,189)   $     285   $   1,635


ITEM 7.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

     Earnings per share in 1994 were $.27 compared with $.62 in 1993 and a loss of $.88 in 1992. Net earnings in 1994 were $2.1 million or 0.7% of net sales compared with $4.8 million or 1.6% of net sales in 1993 and compared with a net loss of $6.8 million or 2.2% of net sales in 1992. Net earnings in 1994 include the cumulative positive effect of $.5 million related to the adoption of SFAS No. 109, "Accounting for Income Taxes", a change in accounting principle. Conversely, 1994 net earnings were negatively affected by significant inventory obsolescence and restructuring charges. During the second quarter of 1994, the Company initiated a program to dispose of obsolete inventory resulting in a pretax charge of $2.6 million which primarily reflects the recent decline in Domestic repair activities and spare parts requirements on many government programs. Prior to the end of 1994, the Company physically disposed of $6.8 million of obsolete inventory, principally covered by reserves. The 1994 pretax restructuring charge of $2.1 million included $1.8 million of severance benefit costs related to workforce reductions totaling 140 employees in the Company's operations in the U.S., England, Germany and Denmark. The remaining $.3 million restructuring charge was related to lease termination costs. The restructuring actions were taken in response to Defense spending reductions and to persistently weak capital goods markets in Europe. The workforce reduction is expected to decrease annual wages and benefit costs by approximately $6.0 million.

     Net earnings in 1993 included a $.4 million net after-tax extraordinary charge related to prepayment costs on the early retirement of $10.2 million of 12 7/8% debt. The 1992 loss included a $13.8 million pretax restructuring charge primarily representing actions taken in 1992 in response to the U.S. position on the post-Soviet Defense environment. Programs including Maverick, M-X, F-15, Small ICBM, and SRAM II were then targeted for reduction, cancellation or phase-out. The 1992 restructuring charge also included amounts related to the Company's European operations in response to the weak capital goods markets and the consolidation of European manufacturing and development activities.

     Acquisition - On June 17, 1994, Moog Inc. acquired the hydraulic and mechanical actuation product lines (the Product Lines) of AlliedSignal Inc. located in Torrance, California. The Product Lines are applied to a variety of commercial and military aircraft. Mechanical actuators include drive systems for the leading edge flaps on the F/A-18 C/D and Boeing 777, and hydraulic actuators include the primary flight controls for the Boeing 747 and 757 and the Airbus A330 and A340. The acquisition strengthens Moog's position in the actuation market and will improve utilization of existing manufacturing facilities and the overhead structure. The Product Lines are expected to add annual revenues of approximately $75 million to $80 million in the near term. The purchase price for the Product Lines including payment for specified transition services was $78 million in cash subject to adjustment based upon finalization of the net book value of assets transferred. The transition services principally relate to computer services, engineering, and manufacturing support for a period of approximately one year.

     At the present time, the Company and AlliedSignal are attempting to resolve the final purchase price of the Product
Lines. The Purchase Agreement provides for an adjustment to the purchase price based upon the Net Assets delivered at closing.
The Company has recorded a receivable from AlliedSignal of $3.6 million at September 30, 1994 which represents AlliedSignal's initial calculation of the shortfall in Net Assets delivered at closing. In addition, notification has been sent to AlliedSignal of several items that the Company believes require further reduction in the purchase price. In the event that the Company and AlliedSignal cannot reach a resolution of this matter, the Purchase Agreement provides for the use of an independent arbitrator to resolve the issue. The resolution of the Net Assets delivered is not expected to have a material adverse effect on the Company's future financial position or results of operations, since any reduction in the Net Assets transferred at closing from AlliedSignal's initial calculation would result in a cash refund to the Company, be used to pay down outstanding debt, and reduce the intangibles recorded on the opening balance sheet.

     In conjunction with the acquisition, the Company refinanced its Domestic credit facilities. On June 15, 1994, the Company completed a $152 million Revolving Credit and Term Loan Agreement with a banking group and extended the Maturity of an existing $20 million, 10-1/4% Note. The $152 million Agreement provides for $85 million in a revolving facility and a $67 million term loan. See Financial Condition and Liquidity for additional information.

     Operations - Operating profit for the Domestic Controls segment in 1994 was $20.4 million or 9.2% of segment sales compared with $21.7 million or 10.8% of segment sales in 1993 and with $16.6 million or 7.6% of segment sales in 1992. Excluding pretax Domestic inventory obsolescence and restructuring charges of $3.4 million in 1994 and $10.5 million in 1992, Domestic segment operating profit would have been $23.8 million or 10.7% of segment sales in 1994, while 1992 operating profit would have been $27.1 million or 12.4% of segment sales. The increase in Domestic segment operating profit, excluding the obsolescence and restructuring charges, from 1993 to 1994 results from the acquisition of the Product Lines. The decrease in operating profit, excluding the restructuring charge from 1992 to 1993, was mainly due to lower margins within the Motion Systems group, where net sales declined by approximately 20%. Operating profit for the Motion Systems group continued to decline in 1994 primarily as a result of decreasing sales on the Missiles product line. The 1994 restructuring actions were specifically targeted to reverse the recent trend of declining operating profit for the Motion Systems group.

     Operating profit for the International Controls segment in 1994 was $1.1 million or 1.1% of segment sales compared with $5.1 million or 4.7% of segment sales in 1993. This also compares with a loss of $3.7 million or 3.7% of segment sales in 1992. Included in operating profit for the International Controls segment are inventory obsolescence and restructuring charges of $1.3 million in 1994 and $3.3 million in 1992. Excluding these charges, operating profit for the International Controls segment would have been $2.4 million or 2.4% of segment sales in 1994 and a loss of $.4 million or .4% of segment sales in 1992. The change in operating profit from 1993 to 1994 for the International Controls segment results primarily from a decrease of profits at the Company's English subsidiary on a variety of industrial products, and to a decline in operating profit from the Pacific subsidiaries due to a slow Japanese economy and from strong shipments in 1993 on aerospace programs in Korea. The operating profit for the fourth quarter of 1994 at the Company's English subsidiary showed a strong increase from the first three quarters due to higher sales and the positive effects of previously implemented staff reductions. The improvement of operating profit exclusive of the restructuring charge from 1992 to 1993 for the International Controls segment was the result of increased sales and margins within the Pacific operations and improvements in Europe from the previous year's operating loss to a break-even situation due to cost reduction efforts. Improvements in future operating profits of the European operations will, in part, be dependent on further product cost reductions and increased sales associated with the strengthening of economic conditions.

     The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the first quarter of 1994. SFAS No. 106 costs were $1.1 million in 1994 including the amortization of the initial transition obligation of $7.9 million over twenty years. The 1994 cost is $.4 million greater than the annual cost of postretirement benefits other than pensions in 1993 of $.7 million, determined on a cost incurred basis.

     At September 30, 1994, the Company had a valuation reserve of $5.2 million or 24% of the gross Deferred Tax Asset related primarily to the Company's subsidiaries in Germany, France and England in accordance with SFAS No. 109. During the fourth quarter of 1994, the Company recorded Deferred Tax Assets from future utilization of Net Operating Losses and reversing Temporary Deductions resulting in additional earnings of $.4 million.

     Financial Condition and Liquidity - On June 15, 1994, the Company completed a new $152 million Revolving Credit and Term Loan Facility (the Credit Facilities) with a banking group. The Credit Facilities consist of an $85 million revolving credit facility and a $67 million term loan. The revolving credit facility is for a five year period, reducing by $5 million per year commencing in October 1995. The term loan is a seven year agreement, with quarterly principal payments commencing on January 1, 1995. The credit facilities provide for interest at LIBOR plus 2.125%, compared with the previous Domestic credit arrangements at LIBOR plus .625%. To provide protection from interest rate increases, the Company entered into $60 million of interest rate swap arrangements. This has the effect of converting $60 million into fixed rate debt for two years at 8.2%. In addition to the new credit facilities, the Company amended the terms of its existing $20 million, 10-1/4% Note. This Note, which previously required $5 million in annual principal payments from 1996 through 1999, has been amended to require annual principal payments of $1.7 million in 1995, $2.7 million in 1996, and $3.0 million in 1997 through 2001.

     The $152 million Credit Facilities were used principally to 1acquire the Product Lines, including transition services, from AlliedSignal for $78 million and to refinance approximately $46 million of then existing Domestic term loans, with the balance available for future working capital requirements. The Credit Facilities and amended Note are secured by substantially all of the Company's Domestic assets, including the common shares of all Domestic and International subsidiaries. The Credit Facilities and amended Note include customary covenants for transactions of this nature, including interest coverage, loan payment coverage, current ratio and maintenance of tangible net worth to total liabilities.

     Net cash provided by operating activities for 1994 was $11.1 million compared with $14.3 million in 1993 and with $20.6 million in 1992. Other than net earnings, the items most significantly affecting the comparison of Net cash provided by operating activities for 1994, 1993 and 1992 are Deferred income taxes, Receivables, Accounts payable and accrued expenses and Other liabilities. In 1994, cash was generated due to lower Deferred tax assets attributable to the physical scrapping of $6.8 million of obsolete inventory, principally covered by reserves for obsolescence. Current income tax benefits were also generated in 1994 related to book and tax accounting differences on the acquired Product Lines. In 1992, cash was used related to Deferred income taxes resulting from the increase in deferred tax assets associated with significant year-end severance and other restructuring charges. Receivables increased in 1994, thereby using cash, primarily related to the Product Line acquisition.
In 1992, Receivables decreased mainly due to the timing of collections on Domestic programs with billing arrangements based on the achievement of milestones. Accounts payable and accrued expenses increased in 1994, offsetting the cash used related to the decrease in Other liabilities. This was mainly due to the classification of a reserve for a loss expected on the sublease of a facility from non-current to current. The use of cash in 1993 related to the decrease in Accounts payable and accrued expenses was due to the payment of severance for amounts accrued in 1992. The cash generated in 1992 related to the increase in Other liabilities was due to a year-end accrual for anticipated losses associated with a decision to close the Engine Controls facility in Florida.

       At September 30, 1994, the Company had reserves for work force reductions of $3.8 million, $2.3 million of which related to the acquisition of the Product Lines. The remaining $1.5 million relates to other severance arrangements, primarily in the U.S.

     At September 30, 1994, the Company has worldwide unused lines of credit of $33.9 million, plus cash and cash equivalents of $8.7 million. In comparison, the Company had worldwide unused lines of credit of $18.4 million and cash of $18.6 million at September 30, 1993.

     Total consolidated assets increased 33% to $424 million at September 30, 1994 compared with $318 million a year ago. This increase principally reflects the acquisition of the Product Lines. The strengthening of foreign currencies relative to the U.S. dollar based on spot exchange rates at the balance sheet dates also contributed to the increase by approximately $5.9 million.

     In 1993, the Company sold machinery and equipment for $5.8 million and leased the equipment back under operating leases. No gain or loss was recognized and the proceeds were used to pay down outstanding borrowings.

     Capital expenditures in 1994 were $8.9 million compared with $10.2 million in 1993 and with $15.3 million in 1992. Capital expenditures were well below depreciation and amortization levels of $15.0 million in 1994 and $15.7 million in 1993. Capital expenditures in 1992 were closer to depreciation and amortization of $17.2 million, in part due to $2.6 million spent to upgrade software for Management Information Systems. Additions to Property, Plant and Equipment in 1995 are expected to remain well below depreciation levels. Purchase commitments outstanding at September 30, 1994 are $1.2 million for machinery and equipment.

     In December 1992, the Company prepaid $10.2 million of long-term debt on a capital lease with an interest rate of 12 7/8% in order to take advantage of the significant decrease in U.S. market interest rates. The annual pretax savings was approximately $.8 million compared with the pretax extraordinary charge required in the first quarter of 1993 of $.5 million. The Company used existing revolving lines of credit to finance the prepayment.

     The Company monitors total debt-to-equity as a key financial ratio. This ratio includes short-term and long-term debt and subordinated debentures. The ratio at September 30, 1994 was
2.00 compared with 1.49 at September 30, 1993 and with 1.48 at September 30, 1992. The increase in the ratio as of September 30, 1994 results from the acquisition of the Product Lines which was financed entirely by long-term debt. Working capital at September 30, 1994 was $152 million compared with $124 million at September 30, 1993 and with $115 million at September 30, 1992. The current ratio was 2.47 at September 30, 1994 compared with 2.33 and 2.14 at September 30, 1993 in 1992, respectively. The strengthening of working capital and the current ratio at September 30, 1994 also relates to the acquisition of the Product Lines.

     Net Sales increased 4.7% to $307 million in 1994 compared with $294 million in 1993. Net sales in 1993 were down 4.3% from net sales of $307 million in 1992. Net sales for the Domestic segment in 1994 increased 12.6% to $213 million compared with $189 million in 1993. Domestic segment net sales in 1993 were down 9.4% from $209 million in 1992. In 1994, net sales of $22.4 million from the newly acquired Product Lines was the principal reason for the increase. Within the Domestic Controls segment, sales of the Missiles product line continued to decline as a result of the affects of reduced U.S. Defense spending, accompanied by sales declines on the Engine Controls product line. These decreases were offset in 1994 by increased sales on the B-2 program and stronger sales in the commercial aircraft business. The net sales decline in 1993 compared with 1992 primarily reflects the effects of the reductions in new orders on U.S. Defense related programs.

     Net sales for the International Controls segment in 1994 declined 9.8% to $94.1 million compared with $104 million in 1993. This also compares with $98.0 million of net sales in 1992. Fluctuations in foreign currencies relative to the U.S. dollar in 1994 did not impact the sales decline. The decline is principally attributable to lower sales in Germany in aerospace and Defense markets, in conjunction with lower industrial sales in England and France due to the persistently weak European capital goods market. The increase of net sales in 1993 compared with 1992 resulted primarily from net sales increases reported by the Pacific companies, primarily Japan, Hong Kong and Korea. During 1993, foreign currencies weakened on average relative to the U.S. dollar, reducing net sales by $3.0 million compared with 1992. Within the Company's International activities, operations conducted in more than ten countries helped to level the effect of translating multiple currencies into U.S. dollars on the Company's operating results.

     Worldwide commercial sales were $133 million or 43% of consolidated sales in 1994. This compares with worldwide commercial sales of $127 million in 1993 or 43% of consolidated sales in 1993 and with $122 million or 40% of consolidated sales in 1992. Worldwide government sales were $174 million in 1994 or 57% of consolidated sales compared with $167 million or 57% of consolidated sales in 1993 and with $185 million or 60% of consolidated sales in 1992. In light of the decline in U.S. Defense spending in recent years, the Company has focused on the development of its commercial product lines. Since 1990, as a percentage of consolidated sales, commercial business has increased from 39% to 43% in 1994.

     Consolidated net sales in 1994 increased from 1993 primarily due to unit volume changes and, to a lesser extent, due to minor average price increases. Within the Domestic Controls segment, the increase in net sales results primarily from the acquisition of the Product Lines while the decrease in net sales for the International segment is nearly all due to lower unit volume partially offset by minor price increases, principally within Europe. Comparing consolidated net sales in 1993 with 1992, the decline is also due to unit volume changes partially offset by some minor average price increases. Within the Domestic Controls segment, the 1993 decrease was due to lower unit volume partially offset by a minor increase in prices. For the International segment, exclusive of the 1993 impact of changing foreign currencies, nearly all of the increase was due to unit volume partially offset by minor price reductions resulting from competitive pressures in Europe.

     Other Income was $2.5 million in 1994 compared with $2.7 million in 1993 and $3.4 million in 1992. Included in 1992 Other Income was $.5 million related to the leasing of one of the Company's facilities in Europe. Other Income generally includes rents, royalties and interest.

     Cost of Sales as a percent of net sales in 1994 was 69.8% compared with 70.5% in 1993 and 1992. Cost of sales as a percent of net sales for the Domestic Controls segment was 73.3% in 1994 compared with 72.9% in 1993 and 71.4% in 1992. The increasing trend of Domestic Cost of Sales as a percent of sales over the past three years results primarily from reduced higher margin sales on the Missiles product line, which included favorable cost experience in previous years on various long-term development contracts. Cost of Sales as a percent of sales for the International Controls segment improved to 65.6% of net sales in 1994 compared with 67.0% in 1993 and 69.6% in 1992. This continued improvement over the three year period results primarily from the benefits of cost reduction actions initiated in 1992 and continued through 1994.

     Research and Development Expenses were $19.9 million or 6.5% of net sales in 1994 compared with $16.1 million or 5.5% of net sales in 1993 and with $17.9 million or 5.8% of net sales in 1992. The 1994 increase is the result of a shift toward Company-sponsored R&D projects from customer-sponsored projects. The increase in 1994 R&D results primarily from efforts on entertainment simulators, brushless motors, radio controls and development of high performance engine control valves. The decline in 1993 reflected a shift of emphasis from R&D activities to sales and marketing activities which the Company has classified as SG&A expenses. Total Company-sponsored and customer-sponsored research and development expenses were $45.3 million in 1994 compared with $47.1 million in 1993 and in 1992. Customer-sponsored R&D was $25.3 million in 1994 compared with $31.0 million in 1993 and $29.2 million in 1992. Customer-sponsored R&D reflects the Company's involvement in a number of development programs including the B-2, the Taiwanese Indigenous Defense Fighter (IDF) and a number of military ground vehicle programs in Europe.

     Selling, General & Administrative Expenses were $56.2 million or 18.3% of net sales in 1994 compared with $52.7 million or 18.0% of net sales in 1993 and $53.6 million or 17.5% of net sales in 1992. The increased costs in 1994 in absolute terms is primarily due to the acquisition of the Product Lines. As a percentage of net sales, the increase in 1994 SG&A relates primarily to increased staffing costs in Japan, Hong Kong and Singapore in order to pursue future sales opportunities that currently exist in the Pacific.

     Interest Expense was $11.4 million or 3.7% of net sales in 1994 compared with $11.0 million or 3.7% of net sales in 1993 and with $13.3 million or 4.3% of net sales in 1992. The increase in 1994 primarily reflects the increase in debt related to the acquisition of the Product Lines. The decrease in 1993 was due to lower average Domestic interest rates in addition to interest cost savings related to the December 1992 prepayment of $10.2 million of long-term debt which carried an interest rate of 12-7/8%.

     Foreign Currency Exchange (Gain) Loss was a gain of $.5 million in 1994 compared with a loss of $.1 million in 1993 and a loss of $.7 million in 1992. The foreign currency gain in 1994 primarily relates to a short-term loan denominated in Deutsche Marks between the parent company and the German subsidiary during which time the Deutsche Mark strengthened. Included in the 1992 currency loss was $.4 million related to the Company's Italian subsidiary resulting from the September 1992 devaluation of the Italian Lira.

     Inventory Obsolescence Charge of $2.6 million in 1994 represents a second quarter charge for the write-off of Domestic obsolete inventory. This charge reflects the recent decline in repair activities and spare parts requirements on many government programs.

     Restructuring Expense of $2.1 million in 1994 represents the costs to restructure operations primarily in response to the effects of continued reductions in U.S. Defense spending as well as the effects of the persistent weakness of capital goods markets in Europe, particularly as it affects operations in England, Germany and Denmark. Approximately $1.8 million of this 1994 charge represents severance benefit costs relating to workforce reductions and $.3 million relates to the costs of disposing of a leased facility.

     Income Taxes - The high effective tax rate in 1994 of 46.8% results primarily from losses incurred at our German subsidiary against which the amount of tax benefits recognized in accordance with SFAS No. 109 were limited. At September 30, 1994, the German company had approximately $6.7 million of net operating loss carryforwards. These tax losses, which may be carried forward indefinitely, can be used to reduce taxes otherwise due on German income earned in future years.

     The effective tax rate for 1993 of 40.6% was comprised of a low effective rate on Domestic earnings of 20.8% offset by a tax expense of $1.4 million for the International Controls segment on a pre-tax loss of $1.4 million. The low effective Domestic tax rate in 1993 resulted primarily from a $1.1 million benefit received in 1993 from the utilization of prior year foreign tax credit carryforwards computed at September 30, 1992 in accordance with SFAS No. 96. The unusual 1993 tax situation for the

International Controls segment resulted from paying taxes at certain subsidiaries primarily in the Pacific where taxable earnings were generated, offset by pretax losses in Europe that generated virtually no benefit. In 1992, despite a significant pretax loss, the Company reported income tax expense of $.5 million for the year. The unusual effect in 1992 reflected the combination of a high effective tax rate for the Domestic Controls segment which had pretax earnings, offset by a relatively low tax benefit for the International Controls segment, which had a pretax loss. In 1992, the benefits from the utilization of losses at the foreign subsidiaries as well as the benefits from calculated Domestic foreign tax credits were limited under SFAS No. 96.

     Backlog - Consolidated backlog increased to $217 million at September 30, 1994 compared with $181 million at September 30, 1993. Backlog for the Domestic Controls segment increased to $181 million at September 30, 1994 compared with $149 million a year ago. Within the Domestic Controls segment, this increase is primarily due to the acquisition of the new Product Lines. Also within the Domestic Controls segment, there has been a noticeable decline in backlog for the B-2 program related to Defense spending reductions.

     International Controls segment backlog was $35.9 million at September 30, 1994 compared with $32.0 million a year ago. Approximately $.5 million of this increase resulted from the strengthening of foreign currencies relative to the U.S. dollar from 1993 to 1994. The Company is cautiously optimistic that a European capital goods recovery is near as backlog for the European subsidiaries increased 26% from a year ago, mostly during the fourth quarter of 1994. Offsetting this increase in Europe is a decrease in backlog within the Pacific companies, primarily due to reduced aerospace orders from the strong levels a year ago.

     Environmental Matters - At September 30, 1994, the Company has been named a potentially responsible party (PRP) in the clean-up of three Superfund sites in Western New York. On November 23, 1994, a final settlement became effective regarding one of the three sites. In addition, the Company was notified in August 1993 by a PRP Group at a related site that it will seek contribution from the Company and others to the extent the group is responsible for remediation costs at the related site. The Company also is in the process of evaluating potential environmental remediation actions at a Company-owned facility leased to a third party. At September 30, 1994, the Company believes that adequate reserves have been established for environmental issues for which financial exposure is probable and quantifiable. Because of the uncertainties associated with environmental matters, the Company could be requested to participate in future remediation activities, if any, at the two Superfund sites. With respect to the related site, the clean-up effort has not progressed sufficiently to allow an accurate assessment of total clean-up costs or the Company's relative responsibility for those costs. Based on currently available data, while it is difficult to predict, the Company does not expect that these environmental matters will have a material effect on the financial position of the Company in excess of amounts previously reserved.

     Defense Contracting Environment - Current industry conditions continue to represent significant challenges for the Company. In 1994 and prior years, more than half of the Company's sales were to either the U.S. Government or various foreign governments for military and space hardware on programs that extend over many years. The Company shares risks of cancellation as a participant in these programs similar to the risks assumed by all government contractors.

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

     Continued Government emphasis on audit and investigative activity in the U.S. Defense Industry presents risks of unanticipated financial exposure for companies with substantial activity in Government contract work. The audit process is an on-going one which includes post-award reviews and audits of compliance with the various procurement requirements. Although Government regulations provide that under certain circumstances a contractor may be fined, penalized, have its progress payments withheld or be debarred from contracting with the Government, the Company does not anticipate a material financial impact from the various and on-going procurement reviews. The Company believes that adequate reserves have been established for any issues on which financial exposure is known and quantifiable as of September 30, 1994.

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

ITEM 8. Financial Statements and Supplementary Data.

                                 MOOG INC.
                   Consolidated Statements of Operations
               (dollars in thousands except per share data)

Years ended
September 30                  1994           1993           1992
NET SALES                 $   307,370   $    293,680   $    307,004
OTHER INCOME                    2,489          2,663          3,371
                              309,859        296,343        310,375

COSTS AND EXPENSES
 Cost of sales                214,418        206,985        216,373
 Research and development
  expenses                     19,923         16,128         17,927
 Selling, general and
  administrative expenses      56,181         52,723         53,619
 Interest expense              11,402         10,974         13,346
 Foreign currency exchange
  (gain) loss                    (451)            60            673
 Other expenses                   665            853            887
 Inventory obsolescence
  charge (note 4)               2,574              -              -
 Restructuring expense
  (note 10)                     2,107              -         13,834

                              306,819        287,723        316,659


EARNINGS (LOSS) BEFORE
 INCOME TAXES,
 EXTRAORDINARY
 ITEM AND CUMULATIVE
 EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE           3,040          8,620         (6,284)

 INCOME TAXES (note 9)          1,422          3,502            489

EARNINGS (LOSS) BEFORE
 EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE                      1,618          5,118         (6,773)

EXTRAORDINARY ITEM,
 LOSS FROM EARLY
 EXTINGUISHMENT OF
 DEBT, NET OF INCOME
 TAXES OF $119 (note 7)             -           (357)             -

CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING
 PRINCIPLE (note 9)               505              -              -

NET EARNINGS (LOSS)      $      2,123   $      4,761   $     (6,773)

NET EARNINGS (LOSS) PER COMMON SHARE:
 Before extraordinary
 item and cumulative
 effect of change in
 accounting principle    $        .21   $        .66   $       (.88)

Extraordinary item                  -           (.04)             -

Cumulative effect of
 change in accounting
 principle                        .06              -              -

Net earnings (loss)      $        .27   $        .62   $       (.88)

AVERAGE COMMON
 SHARES OUTSTANDING         7,714,444      7,713,465      7,717,791

See accompanying Notes to Consolidated Financial Statements.

                            MOOG INC.
                   Consolidated Balance Sheets
                     (dollars in thousands)

As of September 30                           1994           1993
ASSETS
 CURRENT ASSETS
  Cash and cash
   equivalents                          $   8,749      $  18,589
  Receivables, net (note 3)               144,197        123,009
  Inventories (note 4)                     78,642         66,862
  Deferred income taxes                    15,392          6,412
  Prepaid expenses and
   other current assets                     8,445          1,842

TOTAL CURRENT ASSETS                      255,425        216,714

PROPERTY, PLANT AND EQUIPMENT,
 net (notes 5, 7, 8 and 16)               146,472         95,855

INTANGIBLE ASSETS, at cost,
 less applicable amortization
 (note 2)                                  18,154          2,197

OTHER ASSETS                                4,405          3,364

TOTAL ASSETS                            $ 424,456      $ 318,130


LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Notes payable (note 6)                $   9,569      $   9,851
  Current installments of
   long-term debt and
   convertible subordinated
   debentures (note 7)                     15,201         18,793
  Accounts payable                         21,339         13,912
  Accrued salaries, wages
   and commissions                         20,641         16,736
  Contract loss reserves (note 2)          14,964          5,396
  Other accrued liabilities                11,214          9,531
  Accrued income taxes                        391            195
  Customer advances                        10,070          8,767

     TOTAL CURRENT LIABILITIES            103,389         93,181

LONG-TERM DEBT, excluding current
 installments (note 7)                    160,006         78,153
LONG-TERM PENSION OBLIGATION
 (note 11)                                 20,093         25,110
OTHER LONG TERM LIABILITIES                 1,195          5,144
DEFERRED INCOME TAXES                      16,671          1,857
CONVERTIBLE SUBORDINATED
 DEBENTURES, excluding
 current installments (note 7)             19,400         20,800
MINORITY INTEREST IN SUBSIDIARY
 COMPANY                                    1,518          1,324

COMMITMENTS AND CONTINGENCIES
 (note 16)                                      -              -

SHAREHOLDERS' EQUITY (see page 32
 and notes 11, 12, and 13)
  9% Series B Cumulative, Convertible,
   Exchangeable Preferred stock -
   Par Value $1.00 Authorized
   10,000,000 shares.  Issued 100,000
   shares.                                    100            100
Common Stock - Par Value $1.00
 Class A - Authorized 30,000,000
           shares.  Issued 6,599,306
           shares in 1994 and
           6,598,989 shares in 1993.        6,599          6,599
Class B - Authorized 30,000,000
          shares.  Convertible to
          Class A on a one for
          one basis.  Issued
          2,534,817 shares in
          1994 and 2,535,134
          shares in 1993.                   2,535          2,535
Additional paid-in capital                 47,737         47,780
Retained earnings                          56,373         54,259
Treasury shares                           (17,929)       (18,002)
Equity adjustments                          7,867            564
Loan to Savings and Stock
 Ownership Plan                            (1,098)        (1,274)

     TOTAL SHAREHOLDERS' EQUITY           102,184         92,561

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                 $ 424,456      $ 318,130


See accompanying Notes to Consolidated Financial Statements.

                                 MOOG INC.

                   Consolidated Statements of Cash Flows
                          (dollars in thousands)

Years ended September 30                     1994        1993         1992
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings (loss)                    $   2,123   $   4,761   $   (6,773)
 Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization            15,700      15,621       17,767
  Provisions for losses                     5,860       5,839        7,548
  Deferred income taxes                     5,428         837       (2,477)
  Other                                       418          40          152
  Change in assets and liabilities
   providing (using) cash:
   Receivables                            (10,813)    (2,906)       11,575
   Inventories                             (1,376)      (969)       (3,234)
   Other assets                            (4,797)     2,806        (2,038)
   Accounts payable and accrued expenses    3,520    (12,059)       (3,703)
   Other liabilities                       (4,792)     2,046         7,039
   Accrued income taxes                        (1)      (353)       (3,517)
   Customer advances                         (127)    (1,384)       (1,720)

NET CASH PROVIDED BY OPERATING ACTIVITIES  11,143     14,279        20,619

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of Product Lines, including
  a receivable from AlliedSignal Inc.
  of $3,648 (note 2)                      (78,000)         -             -
 Acquisition of Buhl Automation and
  Esprit Technology                             -          -        (1,351)
 Purchase of property, plant and
  equipment                                (7,741)    (9,887)      (14,889)
 Proceeds from sale of assets                 526      9,538         2,984
 Payments received on loan to
  Savings and Stock Ownership Plan            177        161           186

NET CASH USED IN INVESTING ACTIVITIES     (85,038)      (188)      (13,070)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net decrease in notes payable            (10,635)      (486)       (3,670)
 Proceeds from revolving lines of
  credit                                   70,000     31,852        44,392
 Payments on revolving lines of credit       (151)   (21,521)      (37,679)
 Proceeds from issuance of long-term
  debt                                     69,695      1,686         1,333
 Payments on long-term debt and
  capital lease obligations               (63,276)   (15,419)      (10,800)
 Purchase of convertible subordinated
  debentures                               (1,282)      (177)         (161)
 Dividends paid                                (9)        (9)           (9)
 Purchase of treasury stock                     -          -          (387)
 Proceeds from issuance of treasury
  stock                                        30          -             -

NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                                 64,372     (4,074)       (6,981)

Effect of exchange rate changes
 on cash                                     (317)       466           505

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                           (9,840)     10,483        1,073
Cash and cash equivalents at beginning
 of year                                   18,589       8,106        7,033
Cash and cash equivalents at end
 of year                                $   8,749   $  18,589   $    8,106

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest (notes 6 and 7)              $  11,359   $  10,830   $   12,116
  Income taxes, net of refunds                367       2,405        7,810

Non-cash investing and financing activities:

 Equity adjustment from change in
  pension liability versus
  unrecognized prior service
  cost (note 11)                            5,568     (5,523)         (143)
 Adjustment required to recognize
  minimum pension liability (note 11)      (5,654)     5,704           942
 Leases capitalized net of leases
  terminated                                1,160        401           729


See accompanying Notes to Consolidated Financial Statements

                                 MOOG INC.
             Consolidated Statements of Shareholders' Equity
               (dollars in thousands except per share data)

Years ended September 30                     1994         1993         1992
PREFERRED STOCK (note 13)               $     100    $     100    $     100

COMMON STOCK (note 13)                      9,134        9,134        9,134

ADDITIONAL PAID-IN CAPITAL
 Beginning of year                         47,780       47,780       47,780
 Issuance of Treasury Shares at
  less than cost                              (43)           -            -

End of year                                47,737       47,780       47,780

RETAINED EARNINGS
 Beginning of year                         54,259       49,507       56,289
 Net earnings (loss)                        2,123        4,761      (6,773)
 Preferred dividends ($.09 per share
  in 1994, 1993 and 1992)                      (9)          (9)         (9)

End of year                                56,373       54,259      49,507

TREASURY SHARES, AT COST*
 Beginning of year                        (18,002)     (18,002)    (17,615)
 Shares acquired (1992 - 49,300
  Class A Shares, 7,100 Class B Shares)         -            -        (387)
 Shares issued related to options
  (1994 - 5,500 Class A Shares)                73            -           -

End of year                               (17,929)     (18,002)    (18,002)

EQUITY ADJUSTMENTS**
 Beginning of year                            564       10,290       6,371
 Adjustment from foreign currency
  translation, net of applicable
  deferred taxes of $330 in
  1994, $362 in 1993, and $763 in 1992      1,735       (4,203)      4,062
 Adjustment from change in
  pension liability versus
  unrecognized prior service cost           5,568       (5,523)       (143)

End of year                                 7,867          564      10,290

LOAN TO SAVINGS AND STOCK OWNERSHIP
 PLAN (SSOP) (note 11)
 Beginning of year                         (1,274)      (1,435)     (1,621)
 Payments received on loan to SSOP            176          161         186

End of year                                (1,098)      (1,274)     (1,435)

TOTAL SHAREHOLDERS' EQUITY              $ 102,184    $  92,561    $ 97,374

  * Class A Common Stock in treasury: 557,055 shares as of September 30, 1994; 562,555 shares as of September 30, 1993 and 1992.

     Class B Common Stock in treasury: 858,103 shares as of September 30, 1994, 1993 and 1992.

  ** End of year balance includes foreign currency translation of 1994 -
     $7,965; 1993 - $6,230; 1992 - $10,433; and pension liability adjustments of 1994 - ($98); 1993 - ($5,666); 1992 - ($143).  Included
     in foreign currency translation are deferred losses of $545 in 1994, $228 in 1993, and $16 in 1992 related to hedging net investments in, and long term advances to, various international subsidiaries.

See accompanying Notes to Consolidated Financial Statements.

           Notes To Consolidated Financial Statements
          (dollars in thousands except per share data)

Note 1 - Summary of Significant Accounting Policies

     Consolidation: The consolidated financial statements include the accounts of Moog Inc. and all of its U.S. and International subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Revenue Recognition: The percentage of completion (cost-to-cost) method of accounting is followed for long-term contracts received by the Company. Under this method, revenues are recognized as the work progresses toward completion. Other than on long term contracts, revenues are recognized as units are delivered. Contract incentive awards affect earnings when the amounts can be determined. For contracts with anticipated losses at completion, the projected loss is accrued at the time it can reasonably be estimated.

     Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Consistent with industry practice, aerospace related inventories include amounts relating to contracts having long production and procurement cycles, portions of which are not expected to be realized within one year.

     Foreign Currency: Foreign subsidiary assets and liabilities are translated using rates of exchange as of the balance sheet date and the statements of operations are translated at the average rates of exchange during the year. Gains and losses resulting from translation and hedging of net investments in, or long term advances to, foreign subsidiaries are accumulated in the equity section as "Equity Adjustments." Gains and losses resulting from foreign currency transactions are included in income.

     Depreciation and Amortization: Plant and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets considered capital leases are amortized on a straight-line basis over the term of the lease or the estimated useful life of the asset, whichever is shorter. Debt issuance costs are amortized over the term of the related debt agreements.

     Intangibles associated with acquisitions are amortized over their estimated useful lives, generally 7 to 12 years. The Company annually reviews acquisition related intangibles for impairment. The method used to determine whether such intangibles have been impaired is generally based upon forecasted undiscounted cash flows.

     Income Taxes: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," in 1994. The Company separately reported the cumulative effect of the adoption of SFAS No. 109 in the Consolidated Statements of Operations.

     Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Under the previously used asset and liability method of SFAS No. 96, deferred tax assets and liabilities were recognized for all events that had been recognized in the financial statements, with generally no consideration of any future events in calculating deferred taxes.

Note 2 - Acquisition

     On June 17, 1994, the Company acquired the hydraulic and mechanical actuation product lines (the Product Lines) of AlliedSignal Inc., located in Torrance, California. The Product Lines include mechanical drive systems for leading edge flaps and hydraulic servoactuators for primary and secondary flight controls used on a wide variety of commercial and military aircraft. The Company paid $78 million for the Product Lines including payment for specified transition services, subject to adjustment based upon finalization of the net book value of assets transferred. The acquisition has been accounted for under the purchase method, and accordingly, the operating results for the Product Lines have been included in the Consolidated Statement of Operations since the date of acquisition. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair value of assets acquired and the liabilities assumed, including contract loss reserves.

     The acquisition was financed with proceeds from a Revolving
Credit and Term Loan Agreement with a banking group (Note 7).
The acquisition resulted in Product Line intangible assets of $14,320, which are being amortized over a 12 year period.

     The following summary, prepared on a pro-forma basis, combines the unaudited consolidated results of operations as if the Product Lines had been acquired at the beginning of the periods presented. The pro-forma consolidated results include the impact of certain adjustments, including amortization of intangibles, increased interest expense on acquisition debt, and related income tax effects.

     (Unaudited)                          1994         1993

     Net sales                          $ 375,545    $ 394,130

     Net earnings before extraordinary
       item and cumulative effect of
       change in accounting principle       6,916        7,461

     Net earnings                           7,421        7,104

     Earnings per share                 $     .96      $   .92

     The pro-forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

     As part of the acquisition strategy, the Company will relocate certain production from Torrance, California to the Company's facilities in Western New York. Accordingly, the Company has provided a reserve for $2,400 related to expected work force reductions of 130 employees at the Torrance facility. As of September 30, 1994, the Torrance work force has been reduced by 30, with the remainder of the reductions to take place in 1995. Of the Torrance related severance liability, $2,270 remains unpaid as of September 30, 1994. An additional liability of $600 was recorded to cover product line relocations and out-placement costs which will be completed in 1995.

Note 3 - Receivables

     Receivables consist of:

          September 30                   1994         1993

     Long term contracts:
          Amounts billed               $ 22,035     $ 30,915
          Unbilled recoverable costs
            and profits                  63,151       54,880
          Unbilled costs and profits
            subject to negotiation          571        1,455

          Total long-term contract
            receivables                  85,757       87,250

     Trade                               53,812       36,306
     Refundable income taxes              5,504          403
     Other                                  617          914
     Total receivables                  145,690      124,873
     Less allowance for doubtful
       accounts                          (1,493)      (1,864)
     Receivables, net                  $144,197     $123,009

     The long term contract amounts identified above are primarily associated with prime U.S. Government contractors. These amounts include retainage in accordance with the terms of the contracts. Unbilled costs and profits subject to negotiation represent claims on terminated contracts. Substantially all unbilled amounts are expected to be collected within one year.
In situations where billings exceed revenues recognized, the excess is included in customer advances.

Note 4 - Inventories

     Inventories consist of the following:

          September 30                       1994         1993

     Raw materials and purchased parts     $ 19,356     $ 14,641
     Work in process                         48,517       47,176

     Finished goods                          10,769        5,045

                                           $ 78,642     $ 66,862

     In March 1994, the Company recorded a pre-tax charge of $2,574 to write off obsolete domestic inventory. This charge reflects a recent decline in repair activities and spare parts requirements on various government programs.

Note 5 - Property, Plant and Equipment

     Property, plant and equipment consists of:

          September 30                       1994        1993

     Land                                 $  7,870    $  4,441
     Buildings and improvements             87,124      76,595
     Machinery and equipment               207,769     156,341
     Property, plant and equipment,
       at cost                             302,763     237,377
     Less accumulated depreciation and
       amortization                       (156,291)   (141,522)
     Property, plant and equipment, net   $146,472    $ 95,855

Note 6 - Notes Payable

     The Company maintains short term lines of credit with various banks throughout the world. These short term lines of credit, along with $14,750 available on the long term U.S. Revolving Credit Agreement detailed in Note 7, provide credit availability amounting to $33,860. The short term credit lines are principally demand lines and subject to revision by the banks. Commitment fees are charged on some credit arrangements based on a percentage of the unused amounts available. At September 30, 1994, $9,200 of notes payable to banks at an average rate of 8.8% were outstanding under these lines of credit.

Note 7 - Long Term Debt and Subordinated Debentures

     Long-Term Debt consists of the following:

          September 30                         1994      1993

     U.S. revolving credit agreement         $ 70,000  $      -
     U.S. term loan agreements                 67,000    59,549
     10-1/4% Note                              20,000    20,000
     International and other U.S.
       term loan agreements                    13,359    12,950
     Obligations under capital leases           3,448     3,165

                                              173,807    95,664


     Less current installments:
          Long-term debt                       12,978    16,571
          Capital lease obligations               823       940

                                             $160,006  $ 78,153

     In conjunction with the 1994 acquisition of the Product Lines (Note 2), the Company refinanced its U.S. credit facilities. On June 15, 1994, the Company entered into a $151,750 Revolving Credit and Term Loan Agreement (the Agreement) with a banking group. The Agreement provides for an $84,750 revolving credit facility and a $67,000 term loan. The revolving credit portion of the Agreement is for a five year period through May 1999. The maximum amount available under the revolving credit facility will be reduced by $5,000 commencing October 1, 1995 and in each subsequent year through October 1, 1998. The term loan portion of the Agreement is for a seven year period through June 2001. The term loan requires quarterly principal payments of $1,925 commencing January 1, 1995, $2,310 commencing January 1, 1996, and $2,502 from January 1, 1997 through April 1, 2001, with a final payment of $5,005 on June 1, 2001. Interest on the Agreement is LIBOR plus 2.125%. In order to provide for interest rate protection, the Company has entered into interest rate swap agreements for $60,000, effectively converting this amount to fixed rate debt of 8.2% for a two year period through June of 1996.

     The 10-1/4% Note was amended as part of the refinancing.
The term of the Note was extended from July 1999 to July 2001, and the payment schedule modified to quarterly principal payments of $550 commencing January 1, 1995, increasing to $700 on January 1, 1996 and $750 on January 1, 1997.

     Both the Agreement and the Note contain various covenants which, among others, specify minimum interest and payment coverage, maintenance of tangible net worth, working capital and current ratio levels, and limit liabilities in relation to tangible net worth. The Agreement and the Note provide for restrictions on dividends. The Agreement and the Note are secured by substantially all of the Company's U.S. assets and the common shares of all Domestic and International subsidiaries.
The Agreement and the Note will convert to unsecured arrangements when the Company has three consecutive quarters whereby the ratio of consolidated liabilities to tangible net worth is less than 200%.

     International and other U.S. term loan agreements of $13,359 at September 30, 1994 consist principally of financing provided by various banks to individual International subsidiaries. These term loans are being repaid through 2004, and carry interest rates ranging from 2.875% to 16.1% in 1994 and 3.5% to 16.1% in 1993.

     Convertible subordinated debentures at 9-7/8% total $20,800 at September 30, 1994. The debentures are subordinated in right of payment to all senior indebtedness, as defined, and are convertible, subject to prior redemption, into shares of Class A Common Stock at $22.88 per share at any time up to and including the maturity date of January 15, 2006 (Note 13). The Company purchased $0, $182, and $177 of debentures in 1994, 1993, and 1992, respectively. Gains realized from these purchases of $9 and $18 for 1993 and 1992, respectively, are included in other income. The purpose of these purchases was to meet annual sinking fund payments of $1,400 which commenced on January 15, 1992. The

Company may accelerate annual sinking fund payments to redeem an additional $1,400 annually. The debentures are redeemable at the option of the Company, at any time, in whole or in part, at 100% of their principal amount. The quoted market price of the debentures at September 30, 1994 and 1993, was 100 and 101, respectively.

     Maturities of long-term debt (including capital lease obligations) and subordinated debentures for the next five years are $15,201 in 1995, $20,941 in 1996, $20,991 in 1997, $21,309 in
1998, $70,012 in 1999, and $46,153 thereafter.

     In the first quarter of 1993, the Company extinguished $10,186 of 12-7/8% Domestic long-term debt prior to its scheduled maturity in order to take advantage of a decline in U.S. interest rates. Funds from existing credit facilities were used to accomplish the extinguishment. The cost of the extinguishment was $357, net of $119 in income tax benefits, which has been recorded as an extraordinary charge in the Consolidated Statement of Operations.

     At September 30, 1994, the Company has pledged assets with a net book value of $268,493 as security for long-term debt.

Note 8 - Leases

     The Company leases certain facilities and equipment under various lease arrangements. Such arrangements generally include fair market value renewal and/or purchase options. Some of the capital leases (primarily land and buildings) allow for the Company to purchase the asset at a nominal price upon expiration. Substantially all leases provide that the Company pay applicable taxes, maintenance, insurance, and certain other operating expenses. Assets under leases that have been accounted for as capital leases and included in property, plant and equipment are summarized as follows:

     September 30                          1994          1993

     Capital leases at cost             $  6,861       $ 11,871
     Less accumulated amortization         2,534          4,423
     Net assets under capital leases    $  4,327       $  7,448

     Future minimum rental payments required under noncancelable operating leases are $5,644 in 1995, $5,316 in 1996, $4,746 in
1997, $4,156 in 1998, $3,403 in 1999 and $14,890 thereafter.

     The Company subleases various facilities to third parties. Gross rental income from such activities was $1,247 in 1994, $780 in 1993, and $1,160 in 1992. Future minimum rental income under noncancelable operating leases is $1,586 in 1995, $1,582 in 1996, $1,057 in 1997, $637 in 1998 and $111 in 1999.

     Rent expense under operating leases amounted to $7,049 in 1994, $6,366 in 1993, and $6,336 in 1992. Amortization of assets recorded as capital leases is included with depreciation and amortization of plant and equipment. Interest expense includes $261 in 1994, $715 in 1993, and $2,095 in 1992 attributable to obligations under capital leases.

Note 9 - Income Taxes

     The Company adopted SFAS No. 109 "Accounting for Income Taxes" in 1994. SFAS No. 109 supersedes SFAS No. 96 "Accounting For Income Taxes." The impact of adopting SFAS No. 109 on the Consolidated Statement of Operations was to increase earnings by $505, which was recorded in the first quarter of 1994 as a cumulative effect of change in accounting principle.

     The reconciliation of the provision for income taxes with the amount computed by applying the U.S. federal statutory tax rate of 34% to earnings (loss) before income taxes, extraordinary item and cumulative effect of change in accounting principle is as follows:

                                  1994        1993         1992

Earnings (loss) before income
  taxes, extraordinary item
  and cumulative effect of
  change in accounting
  principle:
     Domestic                  $  6,054     $ 10,376    $  1,715
     Foreign                     (3,440)      (1,741)     (8,427)
     Eliminations                   426          (15)        428
     Total                     $  3,040     $  8,620    $ (6,284)

Computed expected tax expense
  (benefit)                    $  1,034     $  2,931    $ (2,136)

Increase (decrease) in income
  taxes resulting from:
     Foreign tax rates               32          402      (1,001)
     Deferred tax rate differential   -       (1,092)        904
     Nontaxable FSC earnings       (350)        (325)          -
     State taxes net of federal
       benefit                       79          168         676
     Limitation on benefits from
       foreign net operating
       losses                       375        1,498       1,822
     Other                          252          (80)        224

Income taxes                   $  1,422     $  3,502    $    489
Effective income tax rate          46.8%        40.6%      (7.8%)

     The fluctuation in the rates among the three years is due primarily to limitations on the amount of deferred tax assets or liabilities that were recorded, including the limitation on benefits related to International subsidiary net operating losses. At September 30, 1994, certain International subsidiaries had net operating loss carryforwards totalling $8,217. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries.

     Accumulated undistributed earnings of International subsidiaries intended to be permanently reinvested are $7,263 at

September 30, 1994. If such earnings were remitted to the Company, income taxes, based on the applicable current rates, would be payable after reductions for any foreign taxes previously paid on such earnings and subject to applicable limitations.

     The components of income taxes excluding the extraordinary item and cumulative effect of change in accounting principle are as follows:

                            1994           1993           1992

Current:
     Federal             $  (3,255)     $  1,320       $  2,836
     Foreign                  (249)        2,180         (1,024)
     State                       -           213            958
       Total current        (3,504)        3,713          2,770

Deferred:
     Federal                 5,440           305         (2,133)
     Foreign                  (634)         (558)          (214)
     State                     120            42             66
       Total deferred        4,926          (211)        (2,281)

Total income taxes        $  1,422      $  3,502       $    489

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 1994 are as follows:

Deferred tax assets:
     Contract loss reserves not currently deductible   $  5,575
     Net operating loss carryforwards                     3,730
     Accrued vacation                                     3,621
     Deferred compensation                                3,212
     Accrued expenses not currently deductible            2,698
     Inventory                                            2,436
     Other                                                  845
          Total gross deferred tax assets                22,117
          Less: Valuation reserve                        (5,223)
          Net deferred tax assets                        16,894

Deferred tax liabilities:
     Differences in bases and depreciation of property,
       plant and equipment                               13,591
     Goodwill and other intangible assets                 2,832
     Prepaid pension                                        884
     Other                                                  866
          Total gross deferred tax liabilities           18,173
          Net deferred tax liabilities                 $  1,279

     Net deferred taxes are presented in the accompanying
Consolidated Balance Sheets as follows:

     Noncurrent deferred tax liabilities               $ 16,671
     Current deferred tax assets                         15,392
     Net deferred tax liabilities                      $  1,279

     In 1993 and 1992, deferred taxes resulted from differences in the tax and financial accounting for depreciation, restructuring charges, and estimated losses on contracts and inventories.

Note 10 - Restructuring Charges

     In 1994, the Company provided $2,107 in pre-tax restructuring charges, with $890 related to the Domestic Controls segment and $1,217 related to the International Controls segment. The restructuring actions were taken in response to continuing defense spending reductions and the persistently weak capital goods markets in Europe. The restructuring charge includes $1,757 of severance benefit costs relating to work force reductions totalling 140 employees in the Company's operations in the United States, England, Germany and Denmark. The Company has reduced its work force by 60 people as of September 30, 1994, with the remainder of the reductions scheduled for 1995. Of the total severance related charge, $702 remained accrued as of September 30, 1994. A charge of $350 was also recorded for the termination of a long term operating lease in September 1994.

     In 1992, the Company incurred pre-tax restructuring charges of $13,834, with $10,504 related to the Domestic Controls segment and $3,330 for the International Controls segment. The Domestic Controls segment restructuring charge was taken in response to defense spending reductions and included work force reductions, closing a facility in Florida, and consolidating manufacturing in Western New York. In the International Controls segment, the restructuring charges were taken in response to the weak capital goods markets in Europe and to consolidate European manufacturing operations. From the 1992 restructuring accrual, $852 remains unpaid principally related to long term severance arrangements.

Note 11 - Employee Benefit Plans

     Employee and management profit share plans provide for the computation of profit share based on net earnings as a percent of net sales multiplied by base wages, as defined. Profit share expense was $459 in 1994, $1,119 in 1993, and $0 in 1992. No management profit share was expensed in 1994, 1993, or 1992.

     The Company has a Savings and Stock Ownership Plan (SSOP) which includes an Employee Stock Ownership Plan (ESOP). As one of the investment alternatives, participants in the SSOP can acquire Company stock at market value, with the Company providing a 25% share match. At inception, the ESOP purchased 150,000 shares of Class B Common Stock to provide the matching shares.
At the time the ESOP purchased the shares, Shareholders' Equity was reduced by $2,213, representing the Company's prepayment of future compensation expense. As the Company makes contributions to the ESOP, the loan to the Company and the amount of prepaid compensation is reduced. ESOP compensation expense is recognized on a share allocation method. Contributions to the ESOP by the Company for 1994, 1993 and 1992 were $273, $161 and $186, respectively, and shares allocated to ESOP participants for 1994,

1993 and 1992 were 11,979, 10,891 and 12,563, respectively.  At
September 30, 1994, 390,000 Class B Common Shares were owned by the SSOP or its participants, including the Company match, representing 23% of the issued and outstanding Class B shares.

     In 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions." Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized as employees perform services to earn the benefits, instead of when benefits are paid, as had been the practice in 1993 and prior years.

     Postretirement health care benefits for U.S. employees are the only costs that need to be accrued by the Company in accordance with SFAS No. 106. Substantially all of the Company's U.S. employees hired prior to March 1, 1989 will become eligible for benefits when they reach normal retirement age while working for the Company. Further, changes in the Company's health care plans have limited the amount of retiree health care benefits to employees who retire after October 1, 1989. This includes limiting the Company's annual premium cost increases to 2.5% per year on a non-cumulative basis.

     The 1994 SFAS No. 106 cost of $1,075 is comprised of $103 for service cost, $577 for interest cost and $395 for the amortization of the October 1, 1993 transition obligation over a 20 year period. The health care costs for retirees expensed in 1993 and 1992 were $741 and $760, respectively, based on claims as incurred.

     The discount rate assumed at September 30, 1994 was 9.0% compared with the 7.5% rate used to determine the October 1, 1993 initial transition obligation. In June 1994, the Company's SFAS No. 106 obligation increased by $569 due to the acquisition of the Product Lines (Note 2). This incremental obligation was determined using a 7.5% discount rate. The health care cost trend rates assumed are 2.5% per year beginning in 1995 for qualified employees who are presently under 65 years of age, and 12.5% in 1995, 11.0% in 1996, 10.0% in 1997 and 2.5% for 1998 and
all subsequent years for Plan participants who are currently older than 65 years of age. The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of September 30, 1994 by approximately 4%, and increase the aggregate of the service and interest cost components of net annual postretirement benefit cost by approximately 4%.

     A reconciliation of the funded status of the plan with the accrued liability at September 30, 1994 is shown below. There were no Plan Assets at September 30, 1994.

          September 30                                    1994

Accumulated Postretirement Benefit Obligation (APBO)
     - Inactives                                       $  (4,414)
     - Actives fully eligible                               (342)
     - Actives not fully eligible                         (2,167)

Total APBO (Funded Status)                                (6,923)


Unrecognized Transition Obligation                         7,493
Unrecognized Gains                                        (1,498)
Accrued Postretirement Benefit Cost                      $  (928)

     The pension plans of the Company and its subsidiaries cover substantially all employees, including certain employees in foreign countries. Total pension expense for all plans in 1994, 1993, and 1992 was $7,050, $5,684, and $4,194, respectively.
Included as an offset to 1992 pension expense is a $580 curtailment gain from the conversion of participants from a defined benefit plan to a defined contribution plan at an International subsidiary.

     With the exception of certain International subsidiaries, the Company funds pension costs accrued, including amortization of prior service costs, over a 15-year period. The table below sets forth the funded status of the domestic and foreign defined benefit plans at September 30, 1994 and 1993, and pension expense in 1994 and 1993 for such defined benefit plans.

     At September 30, 1994 and 1993, the minimum pension liability adjustments were $989 and $6,643, respectively. This liability is offset by an intangible asset of $891 in 1994 and $977 in 1993, and a reduction of shareholders' equity, net of deferred taxes, of $98 and $5,666 in 1994 and 1993, respectively. The 1994 and 1993 minimum pension liability adjustment reflects the change in the discount rate for measuring U.S. plan obligations. In 1994, the discount rate for the U.S. was increased to 9.0% from 7.5% in 1993. The comparable discount rate for 1992 was 8.5%.

     Plan Assets consist primarily of government obligations and publicly traded stocks, bonds and mutual funds.

     Principal actuarial assumptions are:

                                             1994           1993

     Weighted average discount rate          8.7%           7.5%
     Weighted average return on assets       8.9%           8.9%
     Rate of compensation increase           3.3%           3.3%

                                        1994                               1993

                      U.S.                                     U.S.
                      Employee                                 Employee                  Other Plans
                      Plan with                                Plan with    Plans with   with
                      Assets in    Other Plans   Plans with    Accumulated  Assets in    Accumulated
                      Excess of    with Assets   Accumulated   Benefits in  Excess of    Benefits in
                      Accumulated  in Excess of  Benefits in   Excess of    Accumulated  Excess of
                      Benefits     Accumulated   Excess of     Plan Assets  Benefits     Plan Assets
                                   Benefits      Plan Assets
Funded Status:

  Accumulated
  benefit
  obligation
     - Vested         $77,075      $3,528       $11,852        $85,865      $3,311        $11,977
     - Nonvested          313           -         3,361            239           -          1,878
     - Total          $77,388      $3,528       $15,213        $86,104      $3,311        $13,855

  Projected
  benefit
  obligation (PBO)    $82,437      $3,675       $20,854        $91,136      $3,478        $18,625

  Plan assets at
  fair value           84,793       4,068         1,585         76,342       3,466          1,318

  Plan assets in
  excess of
  (or less than) PBO    2,356         393       (19,269)       (14,794)        (12)       (17,307)

  Unrecognized
  cumulative
  experience loss
  (gain)                2,741        (615)         (738)        12,773        (392)           174

  Unrecognized net
  (asset) liability
  from SFAS no. 87
  adoption date,
  amortized
  over 15 years        (2,840)         (3)        2,453         (3,208)         (4)         2,576

  Unrecognized prior
  service cost             43           -           355            256           -            118

  Adjustment required
  to recognize minimum
  liability                 -           -          (989)       (4,789)           -         (1,854)

  Accrued pension
  (liability)
  asset               $ 2,300     $  (225)   $  (18,188)    $  (9,762)     $  (408)     $ (16,293)


Pension Expense:

  Service cost -
  benefits earned
  during the year     $ 2,880      $  293    $    1,044     $   2,644      $   277      $   1,019

  Interest cost on
  projected benefit
  obligation            6,903         268         1,301         6,313          293          1,230

  Actual gain on
  Plan assets          (2,568)       (394)          (55)      (10,663)        (534)           (49)

  Net amortization
  and deferral         (3,338)        121           291         4,244          304            351

  Curtailment gain           -        (62)          (17)            -            -            (10)

  Pension expense
  for defined
  benefit plans        $ 3,877     $  226       $ 2,564       $ 2,538      $   340       $  2,541


Note 12 - Stock Option Plans

     The 1983 Non-Statutory Stock Option Plan provides for granting options on 133,412 Class B Shares (Note 13) to directors, officers, and key employees at September 30, 1994. Stock appreciation rights were granted in tandem with the options and are exercisable only to the extent the options are exercised. The 1983 Incentive Stock Option Plan provides for granting options on 380,000 Class A shares to officers and key employees at September 30, 1994. The Plans terminated on December 31, 1992 and outstanding options expire no later than ten years after the date of grant.

     Options were granted at prices not less than market value on the date of the grant. Shares under option are as follows:

                                        Non-Statutory       Incentive
                                            Plan              Plan
                                          (Class B)         (Class A)

Outstanding at September 30, 1991         196,020            387,500
Granted in 1992 - ($7.50 per share)             -             62,000
Cancelled in 1992                         (51,000)          (106,100)
Outstanding at September 30, 1992         145,020            343,400
Granted in 1993 - ($5.625 per share)            -             57,000
Cancelled in 1993                          (5,304)           (11,100)
Outstanding at September 30, 1993         139,716            389,300
Cancelled or expired in 1994               (6,304)            (3,800)
Exercised in 1994                               -             (5,500)

Outstanding and exercisable
  at September 30, 1994:

     Class A ($5.625 to $10.50 per share)       -            380,000
     Class B ($11.00 to $17.25 per share) 133,412                  -

Note 13 - Capital Stock

     Class A Common Stock (Class A) and Class B Common Stock (Class B) share equally in the earnings of the Company, and are identical in most respects except (i) Class A has limited voting rights, each share of Class A being entitled to one-tenth of a vote on most matters and each share of Class B being entitled to one vote, (ii) Class A shareholders are entitled to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors, (iii) cash dividends may be paid on Class A without paying a cash dividend on Class B and no cash dividend may be paid on Class B unless at least an equal cash dividend is paid on Class A, and
(iv) Class B shares are convertible at any time into Class A on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 317 shares in 1994, 373 shares in 1993, and 295 shares in 1992.

     Series B Preferred Stock is 9% Cumulative, Convertible, Exchangeable, Preferred Stock with a $1.00 par value. 100,000 shares of Series B Preferred Stock have been issued and are convertible into Class A Common Shares. The Board of Directors may authorize, without further shareholder action, the issuance of additional Preferred Stock which ranks senior to both classes of Common Stock of the Company with respect to the payment of dividends and the distribution of assets on liquidation. The Preferred Stock, when issued, would have such designations relative to voting and conversion rights, preferences, privileges and limitations as determined by the Board of Directors.

     Of the Class B common stock, 133,412 shares are reserved for issuance under the 1983 Non-Statutory Stock Option Plan (note 12). Class A shares reserved for issuance at September 30, 1994 are as follows:

                                                                 Shares

Conversion of Class B to Class A shares                          2,668,229
Conversion of 9-7/8% convertible
  subordinated debentures (note 7)                                 909,091
1983 Incentive Stock Option Plan (note 12)                         380,000
Conversion of Series B Preferred Stock to Class A shares             8,585

                                                                 3,965,905

Note 14 - Industry Segments

     The Company's two industry segments, Domestic Controls and International Controls, manufacture and market precision control systems and components primarily for North America and for industrialized economies in Europe and the Far East, respectively.

                                      1994           1993           1992
Domestic Controls
     Net Sales:
          Government               $ 157,928      $ 147,532      $ 167,207
          Commercial                  55,322         41,833         41,751
     Intersegment sales                7,804         12,488         10,054

          Total sales              $ 221,054      $ 201,853      $ 219,012

     Operating profit (O.P.)       $  20,373      $  21,726      $  16,642

     Inventory obsolescence and
       restructuring charges
       included in O.P.                3,390              -         10,504
     Net earnings                      4,394          7,604          1,911
     Identifiable assets             288,886        182,289        191,591
     Capital expenditures              5,263          6,093          8,010
     Depreciation expense              7,725          7,389          8,664


International Controls
     Net Sales:
          Government               $  16,385      $  19,240      $  18,268
          Commercial                  77,735         85,075         79,778
     Intersegment sales                5,634          4,231          2,406

          Total sales              $  99,754      $ 108,546      $ 100,452

     Operating profit (O.P.)       $   1,135      $   5,097      $  (3,685)

     Inventory obsolescence and
       restructuring charges
       included in O.P.                1,291              -          3,330
     Net loss                         (2,366)        (2,842)        (8,883)
     Identifiable assets             106,231        104,630        117,450
     Capital expenditures              3,019          2,888          3,855
     Depreciation expense              5,129          5,996          6,567

Consolidated operations
     Net Sales                     $ 307,370      $ 293,680      $ 307,004
     Operating profit (O.P.)          21,508         26,823         12,957
     Inventory obsolescence and
       restructuring charges
       included in O.P.                4,681              -         13,834
     Deductions from operating profit:
          Interest expense            11,402         10,974         13,346
          Currency (gain) loss          (451)            60            834
          Other expenses, net          7,613          7,170          5,260
          Eliminations                   (96)            (1)          (199)

     Total deductions                 18,468        18,203          19,241

     Earnings (loss) before income
       taxes, extraordinary item
       and cumulative effect of
       change in accounting principle  3,040         8,620          (6,284)
     Income taxes                      1,422         3,502             489

     Earnings (loss) before
       extraordinary item
       and cumulative effect of
       change in accounting
       principle                       1,618         5,118          (6,773)
     Extraordinary item                    -          (357)              -
     Cumulative effect of change
       in accounting principle          505              -               -

     Net earnings (loss)           $  2,123       $  4,761       $  (6,773)

     Total identifiable assets     $395,117       $286,919       $309,041
     Corporate assets                50,179         42,085         33,325
     Eliminations                   (20,840)       (10,874)        (6,380)

     Total assets                  $424,456       $318,130       $335,986

     Intersegment sales, which are transacted at appropriate transfer prices, have been eliminated in net sales. Operating profit is total revenue less cost of sales and other operating expenses. The deductions from operating profit have been charged to the respective segments by being directly identified with the segments or allocated on the basis of assets or earnings.

     Included in 1994 net sales for Domestic Controls is $118,807 in sales to the U.S. Government or to prime U.S. Government contractors, of which $38,752 represents sales on the B-2 Advanced Technology Bomber with Northrop Corporation.

Note 15 - Geographic Areas and Export Sales

               United      Europe    Pacific &    Corporate &    Consol-
               States                Other        Eliminations   idated

Identifiable Assets:
     1994      $276,757    $ 66,156   $ 48,023    $ 33,520       $424,456
     1993       172,751      67,169     47,311      30,899        318,130
     1992       188,743      87,033     41,034      19,176        335,986

Sales to Unaffiliated Customers:
     1994       214,863      64,446     28,061                    307,370
     1993       191,608      75,343     26,729                    293,680
     1992       210,690      75,716     20,598                    307,004

Inter-area Sales to Affiliates:
     1994         8,127       6,012      7,679                     21,818
     1993         9,317       5,948      7,940                     23,205
     1992         8,533       4,635      6,482                     19,650

Export Sales:
     1994        41,698      18,373      2,069                     62,140
     1993        25,623      31,760      3,297                     60,680
     1992        28,254      25,867      2,152                     56,273

Net Earnings (Loss):
     1994         4,407      (2,658)     1,202        (828)         2,123
     1993         7,828      (4,815)     1,659          89          4,761
     1992           143      (7,273)       (85)        442         (6,773)

     Sales between geographic areas are transacted at appropriate transfer prices. Export sales from the United States are primarily to areas other than Europe. Export sales from Europe and all other geographic areas are principally to countries within their geographic area.

Note 16- Commitments and Contingencies

     The Company has been named a potentially responsible party (PRP) in the clean-up of three Superfund sites in Western New York. In addition, the Company was notified in August 1993 by a PRP group at a related site that it will seek contribution from the Company and others to the extent the group is responsible for remediation costs at the related site. The Company also is in the process of evaluating potential environmental remediation actions at a Company owned facility leased to a third party.

     At September 30, 1994, the Company believes that adequate reserves have been established for environmental issues for which financial exposure is probable and quantifiable. Because of the uncertainties associated with environmental matters, the Company could be requested to participate in future remediation activities, if any, at the three Superfund sites. With respect to the related site, the clean-up effort has not progressed sufficiently to allow an accurate assessment of total clean-up costs or, the Company's relative responsibility for those costs. Based upon currently available data, while it is difficult to predict, the Company does not expect that these environmental matters will have a material effect on the financial position of the Company in excess of amounts previously reserved.

     In the ordinary course of business, subsidiaries of the Company have discounted promissory notes received in settlement of trade receivables at banks. The aggregate proceeds from discounted notes were $14,809 in 1994, $13,663 in 1993, and $15,100 in 1992. Under the recourse provisions of such transactions, the subsidiaries are contingently liable for $2,926 at September 30, 1994.

     The Company has $9,464 in open letters of credit at September 30, 1994, which principally relate to cash advances received on a contract.

     Purchase commitments outstanding at September 30, 1994 are $1,186 for machinery and equipment.

Note 17 - Financial Instruments and Credit Concentration

     The Company uses a variety of financial instruments, including foreign exchange instruments, letters of credit, and interest rate swaps. These instruments are utilized to meet the financing needs of the Company and to reduce exposure to fluctuating foreign exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counter-parties to the instruments. The Company, however, does not expect nonperformance by the counter-parties.

     Foreign exchange instruments are used to hedge the Company's equity in, and long term advances to, various International subsidiaries. At September 30, 1994 and September 30, 1993, the Company had $9,935 and $8,659, respectively, of such instruments outstanding at fair value. Gains and losses on these hedges of equity and long term advances are included in shareholders' equity. Foreign currency forward contracts are utilized to hedge known foreign currency cash flows. Gains and losses on such contracts are netted against the gain or loss on the underlying amounts receivable or payable. Foreign currency forward contracts outstanding at fair value on September 30, 1994 were $1,934. The Company has three interest rate swap agreements which convert a notional amount of $60,000 in variable rate long term debt to 8.2% fixed rate debt. The agreements mature in June 1996. The differential interest paid or received is accrued as interest rates change and is recognized over the life of the agreements.

     Cash and cash equivalents and notes payable are carried at amounts which approximate fair value at September 30, 1994 because of their short maturity. The fair value of long-term debt was estimated based on a discounted cash flow analysis using current rates offered to the Company for debt with the same remaining maturities. At September 30, 1994, the carrying value and estimated fair value of long-term debt was $175,207 and $177,000, respectively.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary investments with highly rated financial institutions for maturities of generally three months or less. Concentrations of credit risk with respect to trade receivables are limited due to the significant amount of business with prime U.S. Government contractors or large commercial aerospace companies, and to the number of customers and their dispersion over a large geographic area.

Note 18- Quarterly Data - Unaudited

Net Sales and Earnings
(dollars in thousands except per share data)

                                     Year Ended                            Year Ended
                                   September 1994                          September 1993

                 1st      2nd      3rd     4th                1st     2nd     3rd    4th
                 Qtr.     Qtr.     Qtr.    Qtr.    Total      Qtr.    Qtr.    Qtr.   Qtr.   Total
Net Sales      $68,818  $75,127  $73,215  $90,210 $307,370  $68,118 $74,840 $72,151 $78,571 $293,680

Gross Profit    20,276   23,007   23,334   26,334   92,952   21,338  22,705  20,823  21,829   86,695

Earnings (Loss)
  before Income
  Taxes,
  Extraordinary
  Item and
  Cumulative
  Effect
  of Change
  in Accounting
  Principle        311   (2,138)   2,151    2,716    3,040    1,202   2,452   2,536   2,430    8,620

Earnings (Loss)
  before
  Extraordinary
  Item and
  Cumulative
  Effect of
  Change in
  Accounting
  Principle        198   (1,241)   1,212    1,449    1,618      901   1,612   1,522   1,083    5,118

Extraordinary Item   -        -        -        -        -     (357)      -       -       -    (357)

Cumulative Effect
  of Change in
  Accounting
  Principle        505        -        -        -      505        -       -       -       -       -



Net Earnings
  (Loss)      $    703  $(1,241)  $1,212  $ 1,449  $ 2,123  $   544  $1,612  $1,522  $1,083  $4,761

Net Earnings
(Loss) Per
Common Share:
  Before
  Extraordinary
  Item and
  Cumulative
  Effect of
  Change in
  Accounting
  Principle    $   .03  $  (.16)  $  .16  $   .19  $   .21  $   .11  $  .21  $  .20  $  .14  $   .66


Extraordinary
  Item               -        -        -        -        -     (.04)      -       -       -    (.04)

Cumulative
  Effect of
  Change in
  Accounting
  Principle        .06        -        -        -      .06        -       -       -       -        -

Net Earnings
  (Loss)       $   .09  $  (.16) $   .16  $   .19  $   .27  $   .07  $  .21  $  .20  $  .14  $   .62





Note:  The 1994 quarterly Earnings Per Share do not add to the total due to rounding.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors of Moog Inc.:

We have audited the consolidated financial statements of Moog Inc. and subsidiaries listed in Item 14 (a)(1) of the annual report on Form 10-K for the fiscal year 1994. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in Item 14 (a)(2) of the annual report on Form 10-K for the fiscal year 1994. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain wholly-owned consolidated subsidiaries, which statements reflect total assets constituting 13% and 18% as of September 30, 1994 and 1993, and total net sales constituting 18%, 22% and 21% of the related consolidated totals for the years ended September 30, 1994, 1993 and 1992, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such consolidated subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Inc. and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all materials respects, the information set forth therein.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As discussed in Note 11, the Company has also adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1994.

                                             KPMG PEAT MARWICK LLP

Buffalo, New York
November 23, 1994

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Part III

ITEM 10.  Directors and Executive Officers of the Registrant.

     The information required herein with respect to directors of the Company is incorporated by reference to "Election of Directors" in the 1994 Proxy.

Executive Officers of the Registrant.

     The names and ages of all executive officers of Moog are set forth on the following page.

     Other than John B. Drenning, the principal occupations of the following officers for the past five years have been their employment with the Company. Mr. Drenning's principal occupation is partner in the law firm of Phillips, Lytle, Hitchcock, Blaine & Huber.

Executive Officers and Positions Held             Age       Year First
                                                            Elected Officer

     Robert T. Brady
     President; Chief Executive Officer;
     Director; Member, Executive Committee        53             1967

     Richard A. Aubrecht
     Chairman of the Board;
     Director; Member, Executive Committee        50             1980

     Joe C. Green
     Executive Vice President;
     Chief Administrative Officer;
     Director; Member, Executive Committee        53             1973

     Robert R. Banta
     Executive Vice President;
     Chief Financial Officer;
     Director; Assistant Secretary;
     Member, Executive Committee                  52             1983

     Kenneth D. Garnjost
     Vice President - Engineering                 68             1961

     Philip H. Hubbell
     Vice President - Contracts and
     Government Accounting                        55             1988

     Stephen A. Huckvale
     Vice President                               45             1990

     Robert H. Maskrey
     Vice President                               53             1985

     Richard C. Sherrill
     Vice President                               56             1991

     Kenneth G. Smith
     Vice President                               58             1990

     William P. Burke
     Treasurer                                    59             1985

     John B. Drenning
     Secretary                                    57             1989

     Donald R. Fishback
     Controller                                   38             1985

ITEM 11.  Executive Compensation.

     The information required herein is incorporated by reference to "Compensation Committee Report," "Stock Price Performance Graph," "Summary Compensation Table," "Fiscal Year-End Option/SAR Values," "Employees' Retirement Plan," "Supplemental Retirement Plan," "Employment Termination Benefits Agreements" and "Compensation of Directors" in the 1995 Proxy.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required herein is incorporated by reference to "Certain Beneficial Owners" and "Election of Directors" in the 1995 Proxy.

ITEM 13.  Certain Relationships and Related Transactions.

     The information required herein is incorporated by reference to "Transactions With Moog Controls Inc." in the 1995 Proxy.

Part IV.

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents filed as part of this report:

     1.   Index to Financial Statements.

          The following financial statements are included:

          (i) Consolidated Statements of Operations for the years ended September 30, 1994, 1993, and 1992.

         (ii)  Consolidated Balance Sheets as of September 30, 1994 and
               1993.

        (iii) Consolidated Statements of Cash Flows for the years ended September 30, 1994, 1993, and 1992.

         (iv) Consolidated Statements of Shareholders' Equity for the years ended September 30, 1994, 1993, and 1992.

          (v)  Notes to Consolidated Financial Statements.

         (vi)  Reports of Independent Auditors.

     2.   Index to Financial Statement Schedules.

          The following Financial Statement Schedules as of and for the years ended September 30, 1994, 1993, and 1992, are included in this Annual Report on Form 10-K:

          V.   Property, Plant and Equipment.

         VI. Accumulated Depreciation and Amortization of Property, Plant and Equipment.

       VIII.   Valuation and Qualifying Accounts.

         IX.   Short-Term Borrowings.

     3.   Exhibits.

          The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

     (2) Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated June 15, 1994.

     (3) Restated Certificate of Incorporation and By-laws of the Company, incorporated by reference to exhibit (3) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1989.

     (4)  Instruments defining the rights of security holders.
               Instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not being filed since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of any such instruments to the Securities and Exchange Commission upon request.

     (9) (i) Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of October 15, 1988 Report on Form 8-K dated November 30, 1988.

         (ii) Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of November 1983 Report on Form 8-K dated December 9, 1983.

     (10)  Material contracts.

          (i)  Management Profit Sharing Plan, incorporated by reference to exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

         (ii) Supplemental Retirement Plan dated October 1980, as amended, incorporated by reference to exhibit (iv) of November 1983 Report on Form 8-K, dated December 9, 1983, as amended, and reported in August 30, 1988 Report on Form 8-K, dated October 3, 1988, and amended on October 20, 1988, incorporated by reference thereto.

        (iii) Deferred Compensation Plan for Directors and Officers, incorporated by reference to exhibit (i) of November 1985 Report on Form 8-K, dated December 3, 1985.

         (iv)  Incentive Stock Option Plan, incorporated by reference to exhibit 4(b) of the Registration Statement on Form S-8, File No. 33-36721, filed with the Securities and Exchange Commission on September 7, 1990.

          (v) Non-Statutory Stock Option Plan, as amended, incorporated by reference to exhibits 10(v) and 10(vi) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1989.

         (vi) Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1989.

        (vii) Executive Termination Benefits Agreement incorporated by reference to January 29, 1988 Report on Form 8-K dated February 4, 1988.

       (viii) Indemnity Agreement, incorporated by reference to Annex A to 1988 Proxy Statement dated January 4, 1988.

         (ix)  Revolving Credit and Term Loan Agreement dated June 15, 1994

     (11) Statement re: Computation of per share earnings.

     (13) 1994 Report to Shareholders. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

     (22) Subsidiaries of the Company.

          Subsidiaries of the Company are listed below:

          (i) Esprit Technology, Inc., Incorporated in California, wholly-owned subsidiary

         (ii) Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland

        (iii) Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary

         (iv) Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary

          (v) Moog Buhl Automation, a branch office of Moog Inc. operating under Danish law

         (vi) Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines

        (vii) Moog Controls Hong Kong Ltd., Incorporated in Hong Kong, wholly-owned subsidiary

       (viii) Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary

         (ix) Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary

               (a) Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.

               (b) Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.

          (x) Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary

         (xi)  Moog GmbH, Incorporated in Germany, wholly-owned subsidiary

               (a) Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH

        (xii) Moog Industrial Controls Corporation, Incorporated in New York, wholly-owned subsidiary

       (xiii)  Moog Japan Ltd., Incorporated in Japan, 90% owned subsidiary

        (xiv) Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary

         (xv) Moog Properties, Inc., Incorporated in New York, wholly-owned subsidiary

        (xvi)  Moog Sarl, Incorporated in France, wholly-owned subsidiary

               (a) Moog SNC, Incorporated in France, wholly-owned subsidiary of Moog Sarl

       (xvii) Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary

      (xviii) Moog Torrance Inc., Incorporated in Delaware, wholly-owned subsidiary

     (24) Consent of KPMG Peat Marwick; Consents and Audit Reports of Coopers & Lybrand

     (28) Additional Exhibits.

          Information, Financial Statements and Exhibits required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan (to be filed by amendment).

     (b)  Reports on Form 8-K.

          On August 29, 1994, the Company filed its report on Form 8-K/A, reporting under Item 7 the audited Financial Statements of the AlliedSignal Mechanical and Hydraulic Actuation Division for 1993 and 1992, and Pro Forma Condensed Combined Financial Statements for Moog Inc. and the AlliedSignal Mechanical and Hydraulic Actuation Division for 1993 and 1992.

Quarterly Stock Prices
                                             Stock Prices
Fiscal Year                             Class B             Class A
Ended                                 High    Low         High    Low

Sept. 30, 1994
     1st Quarter                    $11      $ 9-3/8     $9-1/2    $7-1/2
     2nd Quarter                     13        9-3/8      9-3/8     7
     3rd Quarter                     12-3/4   11-1/2      9         7-5/8
     4th Quarter                     14       12-3/8      9-5/8     7-1/2

Sept. 30, 1993
     1st Quarter                   $ 7-1/8   $ 5-7/8     $6-1/4    $3-7/8
     2nd Quarter                     8-5/8     6-7/8      6-3/4     5-5/8
     3rd Quarter                     8-1/8     7-3/8      7-1/2     6
     4th Quarter                    10-3/4     7-3/4      8-3/8     7

Stock Listing

Moog Inc.'s two classes of common shares (symbols MOGA and MOGB) and convertible subordinated debentures are listed on the American Stock Exchange.

                                             MOOG INC.                               Schedule V
            Property, Plant and Equipment - Years ended September 30, 1994, 1993 and 1992
                                       (dollars in thousands)

                    Balance at                                   Acquisitions/       Balance
                    beginning      Additions                     Exchange            at end
Description         of period      at cost        Retirements    rate changes1       of period
Year ended 1992:
  Land              $   3,999      $     202      $     184      $     260         $   4,277
  Buildings and
    improvements       63,411          2,326          1,196          1,692            66,233
  Leasehold
    improvements        8,817            109            185            909             9,650
  Machinery and
    equipment         151,954         12,658          3,366          5,611           166,857

                    $ 228,181      $  15,295      $   4,931      $   8,472         $ 247,017
Year ended 1993:
  Land              $   4,277      $       -      $       -      $     164         $   4,441
  Buildings and
    improvements       66,233          1,881            146             45            68,013
  Leasehold
    improvements        9,650             38            266           (840)            8,582
  Machinery and
    equipment         166,857          8,297         12,398         (6,415)          156,341

                    $ 247,017      $  10,216      $  12,810      $  (7,046)        $ 237,377
Year ended 1994:
  Land              $   4,441      $       -      $       -      $   3,429         $   7,870
  Buildings and
    improvements       68,013            335             31         11,002            79,319
  Leasehold
    improvements        8,582            109          1,103            217             7,805
  Machinery and
    equipment         156,341          8,449          3,539         46,518           207,769

                    $ 237,377      $   8,893      $   4,673      $  61,166         $ 302,763
Note:
  1  Represents the impact of changes in currency exchange rates during the year and the acquisition of Esprit and Buhl in 1992. Includes $55,499 of additions related to the 1994 acquisition of the Product Lines (Note 2).

                                             MOOG INC.                               Schedule VI
            Accumulated Depreciation and Amortization of Property, Plant and Equipment -
                            Years ended September 30, 1994, 1993 and 1992
                                       (dollars in thousands)

                                   Additions
                    Balance at     Charged to                                        Balance
                    beginning      costs and                     Exchange            at end
Description         of period      expenses       Retirements    rate changes1       of period
Year ended 1992:
  Buildings and
    improvements    $  19,692      $   2,305      $     747      $    572            $  21,822
  Leasehold
    improvements        4,139            680            125           508                5,202
  Machinery and
    equipment          94,633         14,204          2,513         4,029              110,353

                    $ 118,464      $  17,189      $   3,385      $  5,109            $ 137,377

Year ended 1993:
  Buildings and
    improvements    $  21,822      $   2,961      $      91      $     38            $  24,730
  Leasehold
    improvements        5,202            610             80          (481)               5,251
  Machinery and
    equipment         110,353         12,094          6,202        (4,704)             111,541

                    $ 137,377      $  15,665      $   6,373      $ (5,147)           $ 141,522

Year ended 1994:
  Buildings and
    improvements    $  24,730      $    2,422     $       -      $   (296)           $  26,856
  Leasehold
    improvements        5,251             523           465           154                5,463
  Machinery and
    equipment         111,541          12,087         3,864         4,208              123,972

                    $ 141,522      $   15,032     $   4,329      $  4,066            $ 156,291

Note:
  1  Represents the impact of changes in currency exchange rates during the year.

                                            MOOG INC.                               Schedule VIII
          Valuation and Qualifying Accounts - Years ended September 30, 1994, 1993 and 1992
                                       (dollars in thousands)

                                   Additions
                    Balance at     charged to                    Acquisitions/       Balance
                    beginning      costs and                     Exchange            at end
Description         of period      expenses       Deductions     rate changes1       of period
Year ended 1992:
  Reserve for
    contract losses $   7,953      $   2,491      $   3,259      $     76            $   7,261
  Allowance for
    doubtful
    accounts            1,478            458            487            56                1,505
  Reserve for
    inventory
    valuation           3,724          4,599          2,157           276                6,442

Year ended 1993:
  Reserve for
    contract losses $   7,261      $   1,876      $   3,677      $    (64)           $   5,396
  Allowance for
    doubtful
    accounts            1,505            719            215          (145)               1,864
  Reserve for
    inventory
    valuation           6,442          1,986          2,963          (393)               5,072

Year ended 1994:
  Reserve for
    contract losses $   5,396      $     998      $   2,654      $ 11,224            $  14,964
  Allowance for
    doubtful
    accounts            1,864            329            725            25                1,493
  Reserve for
    inventory
    valuation           5,072          4,533          6,240           121                3,486

Note:
  1  Represents the impact of changes in currency exchange rates during the year and, in 1994, reserves for contract losses related to the acquisition of the Product Lines (Note 2).

                                             MOOG INC.                               Schedule IX
               Short Term Borrowings - Years ended September 30, 1994, 1993 and 1992
                                       (dollars in thousands)

                                   Weighted            Maximum        Average            Weighted
                                   average             amount         amount             average
                     Balance       interest            outstanding    outstanding        interest
                    at end of      rate at             at any         during             rate during
                      year         end of year         month end      the year           the year1
1992 Notes payable
to banks            $21,511           11.2%            $24,837        $24,085             10.7%

1993 Notes payable
to banks            $17,637            9.7%            $21,776        $19,977              9.5%

1994 Notes payable
to banks            $ 9,200            8.8%            $17,305        $14,291              7.9%





Note:
  1  The weighted average interest rate during the year was calculated by dividing the interest expense for the year by the monthly weighted average of short-term borrowings.



                                Signatures

     Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Moog Inc.
                         (Registrant)

                         Date: December 2, 1994


               By           ROBERT T. BRADY
                              Robert T. Brady
                    President, Chief Executive Officer,
                               and Director
                       (Principal Executive Officer)


               By           ROBERT R. BANTA
                              Robert R. Banta
                         Executive Vice President,
                         Chief Financial Officer,
                     Assistant Secretary,and Director
                       (Principal Financial Officer)


               By           DONALD R. FISHBACK
                            Donald R. Fishback
                 Controller (Principal Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.


By    RICHARD A. AUBRECHT               By       PETER P. POTH
     Richard A. Aubrecht                     Peter P. Poth
     Director, December 2, 1994              Director, December 2, 1994


By      JOE C. GREEN                    By       ARTHUR S. WOLCOTT
     Joe C. Green                            Arthur S. Wolcott
     Director, December 2, 1994              Director, December 2, 1994


By      KENNETH J. MC ILRAITH           By       JOHN D. HENDRICK
     Kenneth J. McIlraith                    John D. Hendrick
     Director, December 2, 1994              Director, December 2, 1994

                         EXHIBIT 10(ix)
                 REVOLVING CREDIT AND TERM LOAN
                            AGREEMENT

                REVOLVING AND TERM LOAN AGREEMENT


          THIS AGREEMENT is made this ____ day of June, 1994 among the banks identified in Exhibit A attached to and made a part of this Agreement (collectively the "Banks" and individually a "Bank"), Marine Midland Bank, a New York banking corporation having its chief executive office at One Marine Midland Center, Buffalo, New York 14203, ("Marine"), as agent for the Banks, and Moog Inc., a New York business corporation having its chief executive office at Jamison Road and Seneca Street, East Aurora, New York 14052-0018, (the "Borrower").

          The Banks, Marine as agent for the Banks and the Borrower agree as follows:

          1. REFERENCE TO DEFINITIONS. For purposes of this Agreement, each of the following terms has the meaning given it in Section 12 of this Agreement: (a) Accumulated Funding Deficiency, (b) Acquisition, (c) Affiliate, (d) Agent,
(e) Bankruptcy Law, (f) Business Day, (g) CERCLA, (h) Collateral,
(i) Consolidated Liabilities to Worth Ratio, (j) Contingent Obligation, (k) Contract, (l) Control, (m) Default, (n) Designated Financial Officer, (o) Designated Officer,
(p) Distribution, (q) Domestic Subsidiary, (r) EBITDA,
(s) Environmental Law, (t) ERISA, (u) Event of Default,
(v) Existing Senior Indebtedness, (w) Foreign Subsidiary,
(x) Governmental Authority, (y) Hazardous Material,
(z) Indebtedness, (aa) Internal Revenue Code, (bb) Investment,
(cc) Law, (dd) Lending Entity, (ee) LIBOR Rate, (ff) LIBOR Rate Election, (gg) LIBOR Rate Margin, (hh) LIBOR Rate Period,
(ii) LIBOR Rate Period Commencement Date, (jj) LIBOR Rate Portion, (kk) Lien, (ll) Loan, (mm) Loan Document, (nn) Major Foreign Subsidiary, (oo) Marine Prime Rate, (pp) Minor Foreign Subsidiary, (qq) Net Proceeds, (rr) Pension Plan, (ss) Permitted Distribution, (tt) Permitted Indebtedness, (uu) Permitted Investment, (vv) Permitted Lien, (ww) Person, (xx) Prime Rate Margin, (yy) Prohibited Transaction, (zz) Pro Rata Share,
(aaa) Release, (bbb) Reportable Event, (ccc) Required Banks,
(ddd) Revolving Loan, (eee) Revolving Loan Maximum Principal Amount, (fff) Sharing Creditor, (ggg) Significant Economic Impact, (hhh) Subsidiary, (iii) Term Loan, (jjj) Torrance and
(kkk) Torrance Merger.

          2.   REVOLVING LOANS.

          a. Making and Obtaining Revolving Loans. Upon and subject to each term and condition of this Agreement, at any time and from time to time during the period beginning on the date of this Agreement and ending on May 31, 1999, the Borrower may obtain from the Banks, and the Banks shall make to the Borrower, Revolving Loans; provided, however, that if each such term and condition to the making of the first Revolving Loan is not fulfilled on or before June 30, 1994, the Banks shall be under no further obligation to make Revolving Loans. The aggregate principal amount of all Revolving Loans made on any day shall be at least $3,000,000 and shall be an integral multiple of

$1,000,000, and the total of the outstanding principal amounts of all Revolving Loans shall not at any time exceed the Revolving Loan Maximum Principal Amount. The Revolving Loan made by each Bank on any day shall be in a principal amount equal to such Bank's Pro Rata Share of all Revolving Loans made on such day, and the total of the outstanding principal amounts of all Revolving Loans made by each Bank shall not at any time exceed the maximum commitment of such Bank to make Revolving Loans as described in Exhibit A attached to and made a part of this Agreement, which maximum commitment shall reduce proportionately with each reduction in the Revolving Loan Maximum Principal Amount. Each Bank may make any Revolving Loan in reliance upon any oral (including, but not limited to, telephonic), written (including, but not limited to, facsimile) or other request for such Revolving Loan that such Bank believes in good faith to be valid and to have been made by any Designated Financial Officer, and such Bank shall not incur any liability to the Borrower or any other Person as a direct or indirect result of making such Revolving Loan. Each request for a Revolving Loan shall state the principal amount of such Revolving Loan and the date upon which such Revolving Loan is requested to be made and, if a LIBOR Rate Election is being made for any LIBOR Rate Portion for such Revolving Loan, the LIBOR Rate Period and LIBOR Rate Period Commencement Date for such LIBOR Rate Portion. Each request for a Revolving Loan shall be irrevocable once made and must be received by the Agent at least three but not more than five Business Days before the date any Revolving Loan with a LIBOR Rate Portion is to be made and no later than 11:00 A.M. on the date any other Revolving Loan is to be made, and the Agent shall inform each Bank of its receipt of such request orally (including, but not limited to, by telephone) followed by a written (including, but not limited to, facsimile) confirmation or in writing (including, but not limited to, by facsimile) by 10:00 A.M. on the following Business Day, in the case of any Revolving Loan with a LIBOR Rate Portion, and by 1:00 P.M. on the same date in the case of any other Revolving Loan. The Agent shall not incur any liability to the Borrower or any other Person as a direct or indirect result of the failure of any Bank to make, or any delay by any Bank in making, any Revolving Loan, and no Bank shall incur any such liability as a direct or indirect result of any such failure or delay of any other Bank. No Bank's obligation to make any Revolving Loan shall be affected by any such failure or delay of any other Bank.

          b. Revolving Loan Note. Each Bank shall set forth on the schedule attached to and made a part of its Revolving Loan Note referred to in clause (i) of Section 4d of this Agreement, on any separate similar schedule, on any continuation of such attached schedule or of any such separate similar schedule or on any similar schedule maintained on computer software annotations evidencing the date and principal amount of each Revolving Loan made by such Bank, the date and amount of each payment to be applied to the outstanding principal amount of such Revolving Loan Note, the outstanding principal amount of such Revolving Loan Note after each such payment, each LIBOR Rate Portion for such Revolving Loan and the LIBOR Rate Period, LIBOR Rate Period Commencement Date, LIBOR Rate and rate of interest for any LIBOR

Rate Portion for such Revolving Loan. Each entry on such attached schedule, on any such similar schedule, on any such continuation or on any such similar schedule maintained on computer software shall be presumptive evidence of the information such entry sets forth. No failure of any Bank to make, and no error by any Bank in making, any annotation on such attached schedule, on any such separate similar schedule, on any such continuation or on any such similar schedule maintained on computer software shall affect the obligation of the Borrower to repay the principal amount of each Revolving Loan, the obligation of the Borrower to pay interest on the outstanding principal amount of each Revolving Loan or any other obligation of the Borrower to any Lending Entity pursuant to this Agreement. With each periodic interest statement sent by the Agent to the Borrower, the Agent shall also send to the Borrower a statement reconciling the outstanding principal amount of each Revolving Loan.

          c. Repayment. The Borrower shall repay the principal amounts of all Revolving Loans on June 1, 1999, when the Borrower shall pay all interest and other amounts owing to any Lending
Entity pursuant to this Agreement in connection with any Revolving Loan and remaining unpaid.

          d. Optional Repayment in Advance. The Borrower shall have the option of repaying the principal amount of any Revolving Loan in advance in full or in part at any time and from time to time without any premium or penalty, except that, during the LIBOR Rate Period for any LIBOR Rate Portion for any Revolving Loan, the Borrower shall not have such option with respect to such LIBOR Rate Portion without paying each amount required pursuant to Section 2i of this Agreement; provided, however, that
(i) no such repayment shall be made unless at least three but not more than five Business Days before the making thereof the Agent receives a written notice executed by a Designated Financial Officer and specifying the date and amount thereof, (ii) the total of all such repayments in part on any day shall be at least $3,000,000 and shall be an integral multiple of $1,000,000 and
(iii) immediately after the making of any such repayment the ratio of the total of the outstanding principal amounts of all Revolving Loans made by any Bank to the total of the outstanding principal amounts of all Revolving Loans shall be the same as immediately before the making thereof.

          e. Mandatory Repayment in Advance. If at any time the total of the outstanding principal amounts of all Revolving Loans exceeds the Revolving Loan Maximum Principal Amount, the Borrower shall immediately repay in advance such outstanding principal amounts in excess of the Revolving Loan Maximum Principal Amount. In addition, upon the receipt by the Borrower or by any Subsidiary of any Net Proceeds, the Borrower shall repay in advance the outstanding principal amounts of all Revolving Loans by the amount of such Net Proceeds distributable by the Agent to any Bank pursuant to Section 4 of the Intercreditor Agreement referred to in clause (xxiv) of
Section 4d of this Agreement, as such Intercreditor Agreement may hereafter be amended at any time. Immediately after the making of any such repayment the ratio of the total of the outstanding principal amounts of all Revolving Loans made by any Bank to the total of the outstanding principal amounts of all Revolving Loans shall be the same as immediately before the making thereof. The making of any such repayment described in the second preceding sentence of this Section 2e will permanently thereafter reduce the Revolving Loan Maximum Principal Amount by an equal amount.

          f. Interest. From and including the date each Revolving Loan is made to but not including the date the outstanding principal amount of such Revolving Loan is repaid in full, the Borrower shall pay to the Bank that made such Revolving Loan interest, calculated on the basis of a 360-day year for the actual number of days of each year (365 or 366, as applicable), on such outstanding principal amount at a rate per year that shall (i) on each day beginning before the maturity, whether by acceleration or otherwise, of such outstanding principal amount be (A) except with respect to any LIBOR Rate Portion for such Revolving Loan on which interest is charged pursuant to clause
(i)(B) of this sentence for such day, the rate per year, expressed as a percentage, that is the sum of the Prime Rate Margin and the rate in effect such day as the Marine Prime Rate or (B) with respect to any LIBOR Rate Portion for such Revolving Loan if such day falls within the LIBOR Rate Period for such LIBOR Rate Portion, the rate per year, expressed as a percentage and rounded, if necessary, to the next higher .125%, that is the rate obtained by dividing (I) the sum of the LIBOR Rate Margin and the LIBOR Rate for such LIBOR Rate Period by (II) expressed as a decimal, the difference between 100% and the maximum percentage of reserve requirement (including any emergency, supplemental or other marginal percentage of reserve requirement) for such day specified by Regulation D of the Board of Governors of the Federal Reserve System for such Bank with respect to liabilities consisting of or including United States dollar deposits in immediately available funds and (ii) on each day sub-sequent to the last day described in clause (i) of this sentence be 2% above the rate in effect such subsequent day as the Marine Prime Rate; provided, however, that (1) such interest shall not be charged as provided in clause (i)(B) of this sentence with respect to any LIBOR Rate Portion for such Revolving Loan if
(a) before the LIBOR Rate Period Commencement Date on which the LIBOR Rate Period for such LIBOR Rate Portion begins any Governmental Authority asserts that it is unlawful, or such Bank determines that it is unlawful, for such Bank to charge interest on any Revolving Loan at a rate determined by reference to the LIBOR Rate, (b) such Bank determines that United States dollar deposits in immediately available funds in an aggregate amount approximating such LIBOR Rate Portion are not available to such Bank for such LIBOR Rate Period or (c) before such LIBOR Rate Period Commencement Date such Bank determines that information necessary to determine the rate to be charged pursuant to such clause (i)(B) is unavailable, (2) in no event shall such interest be payable at a rate in excess of the maximum rate permitted by applicable law and (3) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled, and, if received by such Bank, shall be refunded to the Borrower, it being the intention of each Bank and of the Borrower that such interest not be payable at a rate in excess of such maximum rate. Except as otherwise provided in Section 2c of this Agreement, (i) a payment of such interest shall become due on the first day of each calendar month, beginning on July 1, 1994, except with respect to any LIBOR Rate Portion for any Revolving Loan, and (ii) all of such interest payable with respect to any LIBOR Rate Portion for any Revolving Loan shall become due on the day after the last day in the LIBOR Rate Period for such LIBOR Rate Portion and, if such LIBOR Rate Period is six months, on the three-month anniversary of the LIBOR Rate Period Commencement Date.

          g. LIBOR Rate Election. At any time and from time to time, any Designated Financial Officer may irrevocably make a LIBOR Rate Election on behalf of the Borrower in an oral (including, but not limited to, telephonic) or written (including, but not limited to, facsimile) notice to the Agent that (i) specifies (A) the LIBOR Rate Portion for any Revolving Loan to which such LIBOR Rate Election relates, (B) a Business Day that is to be the LIBOR Rate Period Commencement Date for the LIBOR Rate Period elected pursuant to such LIBOR Rate Election and (C) whether such LIBOR Rate Election elects a one-month, two-month, three-month or six-month option as to the length of such LIBOR Rate Period; provided, however, that (I) such LIBOR Rate Period may not extend beyond May 31, 1999 and (II) such LIBOR Rate Election need not be honored by any Lending Entity if
(1) such notice is received by the Agent less than three or more than five Business Days before such LIBOR Rate Period Commencement Date, (2) any Event of Default occurs or exists before the time such written notice is received by the Agent or exists at such time, (3) the aggregate of all LIBOR Rate Portions as to which LIBOR Rate Elections are made on any day is not at least $3,000,000 or in an integral multiple of $1,000,000 or (4) such LIBOR Rate Period would overlap more than eight other LIBOR Rate Periods. If such LIBOR Rate Election elects a one-month option as to the length of such LIBOR Rate Period, such LIBOR Rate Period shall end on the day before the one-month anniversary of such LIBOR Rate Period Commencement Date or, if such one-month anniversary is not a Business Day, on the day before the first day following such one-month anniversary that is a Business Day. If such LIBOR Rate Election elects a two-month option as to the length of such LIBOR Rate Period, such LIBOR Rate Period shall end on the day before the two-month anniversary of such LIBOR Rate Period Commencement Date or, if such two-month anniversary is not a Business Day, on the day before the first day following such two-month anniversary that is a Business Day. If such LIBOR Rate Election elects a three-month option as to the length of such LIBOR Rate Period, such LIBOR Rate Period shall end on the day before the three-month anniversary of such LIBOR Rate Commencement Date or, if such three-month anniversary is not a Business Day, on the day before the first day following such three-month anniversary that is a Business Day. If such LIBOR Rate Election elects a six-month option as to the length of such LIBOR Rate Period, such LIBOR Rate Period shall end on the day before the six-month anniversary of such LIBOR Rate Commencement Date or, if such six-month anniversary is not a Business Day, on the day before the first day following such six-month anniversary that is a Business Day. Each Lending Entity may rely upon, and the Borrower shall be bound by, any LIBOR Rate Election that such Lending Entity believes in good faith to be valid and to have been made on behalf of the Borrower by any Designated Financial Officer of the Borrower, and such Lending Entity shall not incur any liability to the Borrower or to any other Person as a direct or indirect result of such LIBOR Rate Election. Any record kept by any Lending Entity as to LIBOR Rate Portions for any Revolving Loan and LIBOR Rate Periods, LIBOR Rate Period Commencement Dates, LIBOR Rates and rates of interest for any LIBOR Rate Portion for any such Revolving Loan shall, in the absence of manifest error, be conclusive and binding upon the Borrower.

          h. Late Charge. If any scheduled installment of the principal amount of any Revolving Loan is not repaid, or any interest owing pursuant to this Agreement in connection with any Revolving Loan is not paid, by the tenth day after the date it becomes due, the Borrower shall pay to the Bank that made such Revolving Loan on demand a late charge equal to such Bank's Pro Rata Share of $16,000.

          i. LIBOR Breakage Cost. The Borrower shall pay to the Agent, for the ratable benefit of each Bank, an amount sufficient to reimburse each Bank for any and all loss, cost or expense actually incurred by such Bank that such Bank determines is attributable to (i) any payment, repayment, mandatory or optional prepayment, or conversion of the LIBOR Rate Portion of any Revolving Loan for any reason on a date other than the last day of the LIBOR Rate Period for such LIBOR Rate Portion or
(ii) any failure by the Borrower for any reason to borrow, convert or prepay the LIBOR Rate Portion for any Revolving Loan on the date for such borrowing, conversion or prepayment specified in any relevant notice given pursuant to this Agreement. Any such determination by any Bank shall, in the absence of manifest error, be conclusive and binding upon the Borrower.

          j. Non-Usage Fee. The Borrower shall pay to the Agent, for the ratable benefit of each Bank, for each period
(i) beginning on the date of this Agreement and ending on the last day of the calendar quarter containing such date,
(ii) consisting of a calendar quarter beginning after the calendar quarter containing the date of this Agreement and ending before the calendar quarter containing the last day on which the Borrower may obtain Revolving Loans or (iii) beginning on the first day of the calendar quarter containing the last day on which the Borrower may obtain Revolving Loans and ending on such last day, a non-usage fee equal to such Bank's Pro Rata Share of the product obtained by multiplying (i) the difference between the Revolving Loan Maximum Principal Amount and the total of the daily average during such period of the outstanding principal amounts of all Revolving Loans first by (ii) 1/2% and then by
(iii) the fraction obtained by dividing the number of days in such period by 360; provided, however, that (A) in no event shall there be payable any such non-usage fee that would result in interest being payable on any such outstanding principal amount at a rate in excess of the maximum rate permitted by applicable law and (B) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled, and, if received by such Bank, shall be refunded to the Borrower, it being the intention of each Bank and of the Borrower that such interest not be payable at a rate in excess of such maximum rate. Except as otherwise provided in Section 2c of this Agreement, the Borrower shall pay each such non-usage fee within thirty days after billing therefor by the Agent.

          k. Voluntary Reduction of Revolving Loan Maximum Principal Amount. The Borrower shall have the right to reduce the Revolving Loan Maximum Principal Amount at any time or from time to time by an amount of at least $5,000,000 and in integral multiples of $1,000,000 by giving notice to the Agent at least five but not more than eight Business Days before the effective date of such reduction.

          l. General Provisions as to Repayment and Payment. Repayment of the principal amount of each Revolving Loan and payment of all interest and other amounts owing by the Borrower to any Bank pursuant to this Agreement in connection with any Revolving Loan and payment of all other amounts owing by the Borrower to any Lending Entity pursuant to this Agreement shall be made in lawful money of the United States and in immediately available funds by payment to the Agent for the account of the Lending Entity to which such repayment or payment is being made at the banking office of the Agent located at One Marine Midland Center, Buffalo, New York, or at such other office of the Agent as may at any time and from time to time be specified in any notice delivered, given or sent to the Borrower by the Agent. No such repayment or payment shall be deemed to have been received by the Agent until received by the Agent at the office of the Agent determined in accordance with the preceding sentence, and any such repayment or payment received by the Agent at such office after 11:00 A.M. on any day shall be deemed to have been received by the Agent at the time such office opens for business on the next Business Day. The Agent shall promptly remit to any Lending Entity any such amounts received for the account of such Lending Entity. If the time by which any of the principal amount of any Revolving Loan is to be repaid is extended by operation of law or otherwise, the Borrower shall pay interest on the outstanding portion thereof during such period of extension as provided in Section 2f of this Agreement. Each payment payable by the Borrower pursuant to this Agreement shall be made without any set-off, deduction or counterclaim whatsoever, and free and clear of taxes, levies, imposts, duties, charges, fees, deductions, withholdings, compulsory loans, restrictions or conditions of any nature now or hereafter imposed or levied by any Governmental Authority, unless the Borrower is compelled by any applicable Law to make any such deduction or withholding, in which case the provisions of clause (i) of Section 9c of this Agreement shall be applicable.

          3.   TERM LOANS.

          a. Making and Obtaining Loan. Upon and subject to each term and condition of this Agreement, each Bank shall make its respective Term Loan to the Borrower, and the Borrower shall obtain such Term Loan from such Bank; provided, however, that if each such term and condition is not fulfilled on or before June 30, 1994, the Banks shall be under no further obligation to make the Term Loans. The principal amount of each Term Loan shall be as described in Exhibit A attached to and made a part of this Agreement.

          b. Repayment. The Borrower shall repay the principal amount of each Term Loan to the Bank that made such Term Loan in twenty-seven installments, with the first of such installments to become due on January 1, 1995, one of such installments to become due on the first day of each succeeding calendar quarter through April 1, 2001 and a final installment to become due on June 1, 2001, when the Borrower shall repay the outstanding principal amount of each Term Loan to the Bank that made such Term Loan and pay all interest owing pursuant to this Agreement in connection with such Term Loan and remaining unpaid and all other amounts owing by the Borrower to any Lending Entity pursuant to this Agreement and remaining unpaid. Each of the first four of such installments shall be equal to such Bank's Pro Rata Share of $1,925,300, each of the next four of such installments shall be equal to such Bank's Pro Rata Share of $2,310,400, each of the next eighteen of such installments shall be equal to such Bank's Pro Rata Share of $2,502,900 and the final of such installments unless sooner paid shall be equal to such Bank's Pro Rata Share of $5,005,000.

          c. Optional Repayment in Advance. The Borrower shall have the option of repaying the principal amount of any Term Loan in advance in full or in part at any time and from time to time without premium or penalty, except that, during the LIBOR Rate Period for any LIBOR Rate Portion for any Term Loan, the Borrower shall not have such option with respect to such LIBOR Rate Portion without paying each amount required pursuant to Section 3h of this Agreement; provided, however, that (i) no such repayment shall be made unless at least five but not more than eight Business Days before the making thereof the Agent receives a written notice executed by a Designated Financial Officer and specifying the date and amount thereof, (ii) the total of all such repayments in part made on any day shall be at least $5,000,000 and shall be an integral multiple of $1,000,000,
(iii) immediately after the making of any such repayment the ratio of the total of the outstanding principal amount of the Term Loan made by any Bank to the total of the outstanding principal amounts of all Term Loans shall be the same as immediately before the making thereof and (iv) upon making any such repayment in full the Borrower shall pay to each Bank all interest owing to such Bank pursuant to this Agreement in connection with such Term Loan and remaining unpaid and pay to each Lending Entity all other amounts owing by the Borrower to such Lending Entity pursuant to this Agreement and remaining unpaid. Each such repayment in part shall be applied to the installments of the principal amount of each Term Loan in the inverse order of such installments becoming due.

          d. Mandatory Repayment in Advance. Upon the receipt by the Borrower or by any Subsidiary of any Net Proceeds remaining after application in accordance with Section 2e of this Agreement and being distributable by the Agent to any Bank as provided in such Section 2e, the Borrower shall repay in advance the outstanding principal amounts of all Term Loans by the amount of such remaining Net Proceeds. Immediately after the making of any such repayment the ratio of the outstanding principal amount of the Term Loan made by any Bank to the total of the outstanding principal amounts of all Term Loans shall be the same as immediately before the making thereof.

          e. Interest. From and including the date each Term Loan is made to but not including the date the outstanding principal amount of such Term Loan is repaid in full, the Borrower shall pay to the Bank that made such Term Loan interest, calculated on the basis of a 360-day year for the actual number of days of each year (365 or 366, as applicable), on such outstanding principal amount at a rate per year that shall (i) on each day beginning before the maturity, whether by acceleration or otherwise, of such outstanding principal amount be (A) except with respect to any LIBOR Rate Portion for such Term Loan on which interest is charged pursuant to clause (i)(B) of this sentence for such day, the rate per year, expressed as a percentage, that is the sum of the Prime Rate Margin and the rate in effect such day as the Marine Prime Rate or (B) with respect to any LIBOR Rate Portion for such Term Loan if such day falls within the LIBOR Rate Period for such LIBOR Rate Portion, the rate per year, expressed as a percentage and rounded, if neces-sary, to the next higher .125%, that is the rate obtained by dividing (I) the sum of the LIBOR Rate Margin and the LIBOR Rate for such LIBOR Rate Period by (II) expressed as a decimal, the difference between 100% and the maximum percentage of reserve re-quirement (including any emergency, supplemental or other marginal percentage of reserve requirement) for such day specified by Regulation D of the Board of Governors of the Federal Reserve System for such Bank with respect to liabilities consisting of or including United States dollar deposits in immediately available funds and (ii) on each day subsequent to the last day described in clause (i) of this sentence be 2% above the rate in effect such subsequent day as the Marine Prime Rate; provided, however, that (1) such interest shall not be charged as provided in clause (i)(B) of this sentence with respect to any LIBOR Rate Portion for such Term Loan if (a) before the LIBOR Rate Period Commencement Date on which the LIBOR Rate Period for such LIBOR Rate Portion begins any Governmental Authority asserts that it is unlawful, or such Bank determines that it is unlawful, for such Bank to charge interest on any Term Loan at a rate determined by reference to the LIBOR Rate, (b) such Bank determines that United States dollar deposits in immediately available funds in an aggregate amount approximating such LIBOR Rate Portion are not available to such Bank for such LIBOR Rate Period or (c) before such LIBOR Rate Period Commencement Date such Bank determines that information necessary to determine the rate to be charged pursuant to such clause (i)(B) is unavailable,
(2) in no event shall such interest be payable at a rate in excess of the maximum rate permitted by applicable law and

(3) solely to the extent necessary to result in such interest not being payable at a rate in excess of such maximum rate, any amount that would be treated as part of such interest under a final judicial interpretation of applicable law shall be deemed to have been a mistake and automatically canceled, and, if received by such Bank, shall be refunded to the Borrower, it being the intention of each Bank and of the Borrower that such interest not be payable at a rate in excess of such maximum rate. Except as otherwise provided in Section 3b of this Agreement,
(i) a payment of such interest shall become due on the first day of each calendar month, beginning on July 1, 1994, except with respect to any LIBOR Rate Portion for any Term Loan, and (ii) all of such interest payable with respect to any LIBOR Rate Portion for any Term Loan shall become due on the day after the last day in the LIBOR Rate Period for such LIBOR Rate Portion and, if such LIBOR Rate Period is six months, on the three-month anniversary of the LIBOR Rate Period Commencement Date.

          f. LIBOR Rate Election. At any time and from time to time, any Designated Financial Officer may irrevocably make a LIBOR Rate Election on behalf of the Borrower in an oral (including, but not limited to, telephonic) or written (including, but not limited to, facsimile) notice to the Agent that (i) specifies (A) the LIBOR Rate Portion for any Term Loan to which such LIBOR Rate Election relates, (B) a Business Day that is to be the LIBOR Rate Period Commencement Date for the LIBOR Rate Period elected pursuant to such LIBOR Rate Election and (C) whether such LIBOR Rate Election elects a one-month, two-month, three-month or six-month option as to the length of such LIBOR Rate Period; provided, however, that (I) such LIBOR Rate Period may not extend beyond May 31, 2001 and (II) such LIBOR Rate Election need not be honored by any Lending Entity if
(1) such notice is received by the Agent less than three or more than five Business Days before such LIBOR Rate Period Commencement Date, (2) any Event of Default occurs or exists before the time such written notice is received by the Agent or exists at such time, (3) the aggregate of all LIBOR Rate Portions as to which LIBOR Rate Elections are made on any day is not at least $3,000,000 or in an integral multiple of $1,000,000 or (4) such LIBOR Rate Period would overlap more than eight other LIBOR Rate Periods. If such LIBOR Rate Election elects a one-month option as to the length of such LIBOR Rate Period, such LIBOR Rate Period shall end on the day before the one-month anniversary of such LIBOR Rate Period Commencement Date or, if such one-month anniversary is not a Business Day, on the day before the first day following such one-month anniversary that is a Business Day. If such LIBOR Rate Election elects a two-month option as to the length of such LIBOR Rate Period, such LIBOR Rate Period shall end on the day before the two-month anniversary of such LIBOR Rate Period Commencement Date or, if such two-month anniversary is not a Business Day, on the day before the first day following such two-month anniversary that is a Business Day. If such LIBOR Rate Election elects a three-month option as to the length of such LIBOR Rate Period, such LIBOR Rate Period shall end on the day before the three-month anniversary of such LIBOR Rate Commencement Date or, if such three-month anniversary is not a Business Day, on the day before the first day following such three-month anniversary that is a Business Day. If such LIBOR Rate Election elects a six-month option as to the length of such LIBOR Rate Period, such LIBOR Rate Period shall end on the day before the six-month anniversary of such LIBOR Rate Commencement Date or, if such six-month anniversary is not a Business Day, on the day before the first day following such six-month anniversary that is a Business Day. Each Lending Entity may rely upon, and the Borrower shall be bound by, any LIBOR Rate Election that such Lending Entity believes in good faith to be valid and to have been made on behalf of the Borrower by any Designated Financial Officer of the Borrower, and such Lending Entity shall not incur any liability to the Borrower or to any other Person as a direct or indirect result of such LIBOR Rate Election. Any record kept by any Lending Entity as to LIBOR Rate Portions for any Term Loan and LIBOR Rate Periods, LIBOR Rate Period Commencement Dates, LIBOR Rates and rates of interest for any LIBOR Rate Portion for any such Term Loan shall, in the absence of manifest error, be conclusive and binding upon the Borrower.

          g. Late Charge. If any scheduled installment of the principal amount of any Term Loan is not repaid, or any interest owing pursuant to this Agreement in connection with any Term Loan is not paid, by the tenth day after the date it becomes due, the Borrower shall pay to the Bank that made such Term Loan on demand a late charge equal to such Bank's Pro Rata Share of $16,000.

          h. LIBOR Breakage Cost. The Borrower shall pay to the Agent, for the ratable benefit of each Bank, an amount sufficient to reimburse each Bank for any and all loss, cost or expense actually incurred by such Bank that such Bank determines is attributable to (i) any payment, repayment, mandatory or optional prepayment, or conversion of the LIBOR Rate Portion of any Term Loan for any reason on a date other than the last day of the LIBOR Rate Period for such LIBOR Rate Portion or (ii) any failure by the Borrower for any reason to borrow, convert or prepay the LIBOR Rate Portion for any Term Loan on the date for such borrowing, conversion or prepayment specified in any relevant notice given pursuant to this Agreement. Any such determination by any Bank shall, in the absence of manifest error, be conclusive and binding upon the Borrower.

          i. General Provisions as to Repayment and Payment. Repayment of the principal amount of each Term Loan, payment of all interest and other amounts owing by the Borrower to any Bank pursuant to this Agreement in connection with any Term Loan and payment of all other amounts owing by the Borrower to any Lending Entity pursuant to this Agreement shall be made in lawful money of the United States and in immediately available funds by payment to the Agent for the account of the Lending Entity to which such repayment or payment is being made at the banking office of the Agent located at One Marine Midland Center, Buffalo, New York, or at such other office of the Agent as may at any time and from time to time be specified in any notice delivered, given or sent to the Borrower by the Agent. No such repayment or payment shall be deemed to have been received by the Agent until received by the Agent at the office of the Agent determined in accordance with the preceding sentence, and any such repayment or payment received by the Agent at such office after 11:00 A.M. on any day shall be deemed to have been received by the Agent at the time such office opens for business on the next Business Day. The Agent shall promptly remit to any Lending Entity any such amounts received for the account of such Lending Entity. If the time by which any of the principal amount of any Term Loan is to be repaid is extended by operation of law or otherwise, the Borrower shall pay interest on the outstanding portion thereof during such period of extension as provided in
Section 3e of this Agreement. Each payment payable by the Borrower pursuant to this Agreement shall be made without any set-off, deduction or counterclaim whatsoever, and free and clear of taxes, levies, imposts, duties, charges, fees, deductions, withholdings, compulsory loans, restrictions or conditions of any nature now or hereafter imposed or levied by any Governmental Authority, unless the Borrower is compelled by any applicable Law to make any such deduction or withholding, in which case the provisions of clause (i) of Section 9c of this Agreement shall be applicable.

          4.   PREREQUISITES TO LOANS.  The obligation of any
Bank to make any Loan shall be conditioned upon the following:

          a. No Default. (i) There not existing at the time such Loan is to be made any Event of Default or Default and (ii) such Bank not believing in good faith that any Event of Default or Default so exists;

          b. Representations and Warranties. (i) Each repre-sentation and warranty made in this Agreement being true and correct as of all times during the period beginning on the date of this Agreement and ending at the time such Loan is to be made and as of the time such Loan is to be made, except to the extent updated in a certificate executed by a Designated Officer and a Designated Financial Officer and received by each Lending Entity before the time such Loan is to be made, (ii) each other representation and warranty made to any Lending Entity by or on behalf of the Borrower or any Subsidiary before the time such Loan is to be made being true and correct as of the date thereof, except to the extent updated in a certificate executed by a Designated Officer and a Designated Financial Officer and received by each Lending Entity before the time such Loan is to be made, (iii) each financial statement provided to any Lending Entity by or on behalf of the Borrower or any Subsidiary before the time such Loan is to be made having fairly represented the financial information that it purports to reflect as of the date thereof and (iv) such Bank not believing in good faith that
(A) any such representation or warranty, except to the extent so updated, was or is other than true and correct as of any time or date of determination of the truth and correctness thereof or
(B) any such financial statement did not so fairly represent such information as of the date thereof;

          c. Proceedings. Such Bank being satisfied as to each corporate or other proceeding of the Borrower and any Subsidiary in connection with any transaction contemplated by this Agreement; and

          d. Receipt by Banks. The receipt by each Bank at or before the time such Loan is to be made of the following, in form and substance satisfactory to each Lending Entity:

          i. If such Loan is the first Revolving Loan, a Revolving Loan Note, appropriately completed and duly executed by the Borrower;

         ii. If such Loan is a Term Loan, a Term Loan Note, appropriately completed and duly executed by the Borrower;

        iii.   If such Loan is the first Revolving Loan or a Term
Loan, Guaranty Agreements, appropriately completed and duly executed by each Domestic Subsidiary, unlimited as to amount;

         iv. If such Loan is the first Revolving Loan or a Term Loan, General Security Agreements, appropriately completed and duly executed by the Borrower and each Domestic Subsidiary, together with related Patent and Trademark Collateral Assignments and Security Agreements, appropriately completed and duly executed by the Borrower and each Domestic Subsidiary;

          v. If such Loan is the first Revolving Loan or a Term Loan, a Pledge Agreement, appropriately completed and duly executed by the Borrower, covering, among other assets, all of the issued and outstanding shares of each class of stock and other ownership interests in each Domestic Subsidiary and each directly owned Foreign Subsidiary, together with each agreement, instrument and other writing evidencing any security covered thereby;

         vi. If such Loan is the first Revolving Loan or a Term Loan, Mortgages or Deeds of Trust and Assignments of Leases and Rents, appropriately completed and duly executed by, as required, the Borrower and Torrance, limited, as to the maximum principal amount the payment of which is secured thereby, to $12,900,000 with respect to such real property located in the State of New York and $4,250,000 with respect to such real property located in the State of California, covering, among other assets, the land and improvements now or hereafter located at the real property described in Exhibit A attached to and made a part of this Agreement, together with related Environmental Indemnity Agreements, appropriately completed and duly executed by the Borrower;

        vii. If such Loan is the first Revolving Loan or a Term Loan, a mortgagee's title insurance policy issued by a title insurer satisfactory to the Agent, limited, as to the maximum principal amount insured thereby, to the amounts referred to in clause (vi) of this Section 4d, insuring each mortgage lien on the assets covered by the Mortgages, Deeds of Trust and Assignments of Leases and Rents referred to in clause (vi) of this Section 4d;

       viii. If such Loan is the first Revolving Loan or a Term Loan, ALTA or Niagara Frontier Land Surveyors Association surveys of the land and improvements covered by the Mortgages, Deeds of Trust and Assignments of Leases and Rents referred to in clause
(vi) of this Section 4d prepared by a surveyor or surveyors satisfactory to the Agent and certified to each Lending Entity, to each Sharing Creditor and to the title insurer referred to in clause (vii) of this Section 4d;

         ix. If such Loan is the first Revolving Loan or a Term Loan, phase 1 environmental audits of the land and improvements covered by the Mortgages, Deeds of Trust and Assignments of Leases referred to in clause (vi) of this Section 4d prepared by an environmental consultant or consultants satisfactory to the Agent and, to the extent reasonably recommended by any such phase 1 audits, phase 2 environmental audits and other follow up reports;

          x. If such Loan is the first Revolving Loan or a Term Loan, appraisals of the land and improvements covered by the Mortgages, Deeds of Trust and Assignments of Leases referred to in clause (vi) of this Section 4d prepared by MAI certified appraisers satisfactory to the Agent;

          xi.  If such Loan is the first Revolving Loan or a Term
Loan, an opinion of Phillips, Lytle, Hitchcock, Blaine & Huber, counsel to the Borrower;

         xii. If such Loan is the first Revolving Loan or a Term Loan, a certificate executed by a Designated Officer and a Designated Financial Officer and stating that (A) there did not occur or exist at any time during the period beginning on the date of this Agreement and ending at the time such Loan is to be made and there does not exist at the time such Loan is to be made any Event of Default or Default and (B) each representation and warranty made in this Agreement was true and correct as of all times during the period beginning on the date of this Agreement and ending at the time such Loan is to be made and is true and correct as of the time such Loan is to be made, except to the extent updated in a certificate executed by a Designated Officer and a Designated Financial Officer and received by each Lending Entity before the time such Loan is to be made;

        xiii. If such Loan is the first Revolving Loan or a Term Loan, evidence that each of the Borrower and all Domestic Subsidiaries is at the time such Loan is to be made (A) in good standing under the law of the jurisdiction in which it is incor-porated and (B) duly qualified and in good standing as a foreign corporation authorized to do business in each jurisdiction in which such qualification is necessary except where the failure to qualify would not have a material adverse effect;

       xiv.    If such Loan is the first Revolving Loan or a Term
Loan, a copy of the certificate or articles of incorporation or other charter document of each of the Borrower and all Domestic
Subsidiaries certified by its Secretary to be complete and accurate at the time such Loan is to be made;

        xv. If such Loan is the first Revolving Loan or a Term Loan, a copy of the by-laws or other organizational document of each of the Borrower and all Domestic Subsidiaries certified by its Secretary to be complete and accurate at the time such Loan is to be made;

         xvi. If such Loan is the first Revolving Loan or a Term Loan, evidence of the taking and the continuation in full force and effect at the time such Loan is to be made of each corporate or other action of the Borrower or any other Person necessary to authorize the obtaining of all Loans by the Borrower and the execution, delivery and performance of each Loan Document and the imposition or creation of each security interest, mortgage and other lien and encumbrance imposed or created pursuant to any Loan Document;

        xvii. If such Loan is the first Revolving Loan or a Term Loan, evidence (A) that no asset subject to any Lien pursuant to any Loan Document is at the time such Loan is to be made subject to any other Lien, except for Permitted Liens, and (B) of the making of each recording and filing, and of the taking of each other action, deemed necessary or desirable by the Agent at the sole option of the Agent to perfect or otherwise protect any such Lien;

       xviii.  If such Loan is the first Revolving Loan or a Term
Loan, evidence that each requirement contained in any Loan
Document with respect to insurance is being met at the time such Loan is to be made;

       xix. If such Loan is the first Revolving Loan or a Term Loan, payment on the date of this Agreement of a facility fee to the Agent, for the ratable benefit of each Bank, equal to such Bank's Pro Rata Share of the product obtained by multiplying the following percentage applicable to such Bank by the sum of the Revolving Loan Maximum Principal Amount and the aggregate principal amount of all Term Loans: (A) 5/8% if such Bank is obligated pursuant to this Agreement, subject to the terms and conditions of this Agreement, to make Loans of at least $35,000,000, (B) 1/2% if such Bank is obligated pursuant to this Agreement, subject to the terms and conditions of this Agreement, to make Loans of at least $25,000,000 but less than $35,000,000 pursuant to this Agreement and (C) 1/4% if such Bank is obligated to make Loans pursuant to this Agreement, subject to the terms and conditions of this Agreement, of at least $10,000,000 but less than $25,000,000;

       xx. If such Loan is the first Revolving Loan or a Term Loan, a copy of the Stock Purchase Agreement dated June 7, 1994 between the Borrower and AlliedSignal Inc. and evidence of the closing of the Acquisition in accordance with the terms thereof including (A) the expiration of the related waiting period therefor under Hart-Scott-Rodino and any other applicable Law,
(B) the execution and delivery by AlliedSignal Inc. in favor of the Borrower and, by its terms, assignable to the Banks of a covenant not to compete with respect to the product lines described in Exhibit A attached to and made a part of this

Agreement and (C) the execution and delivery by AlliedSignal Inc. in favor of the Borrower and, by its terms, separately in favor of the Banks of an indemnity with respect to activities of the product lines and other assets sold prior to the closing of the Acquisition;

        xxi. If such Loan is the first Revolving Loan or a Term Loan, an unaudited consolidated balance sheet of the product lines of AlliedSignal Inc. that are the subject of the Acquisition dated as of March 31, 1994 prepared by AlliedSignal Inc. in accordance with generally accepted accounting principles;

        xxii.  If such Loan is the first Revolving Loan or a Term
Loan, (A) audited consolidated statements of income and cash flows of AlliedSignal Inc. for its fiscal year ended December 31, 1993 and (B) an audited consolidated balance sheet of AlliedSignal Inc. dated as of December 31, 1993;

       xxiii.  If such Loan is the first Revolving Loan or a Term
Loan, a copy of the indenture governing the Borrower's outstanding subordinated debentures certified by a Designated
Financial Officer to be complete and accurate at the time such Loan is to be made;

        xxiv.  If such Loan is the first Revolving Loan or a Term
Loan, an Intercreditor Agreement, appropriately completed and duly executed by the Agent, the Banks and each Sharing Creditor;

        xxv.   If such Loan is the First Revolving Loan or a Term
Loan, an agreement with respect to the Torrance Merger, appropriately completed and duly executed by the Borrower;

        xxvi.  If such Loan is the first Revolving Loan or a Term
Loan, evidence of the existence of agreements with financial institutions satisfactory to the Required Banks providing interest rate protections with respect to a portion of the Loans;

       xxvii. Each additional agreement, instrument and other writing (including, but not limited to, (A) each agreement, instrument and other writing intended to be filed or recorded with any Governmental Authority to perfect or otherwise preserve or protect the priority of any Lien created or imposed pursuant to any Loan Document and (B) if such Loan is not the first Revolving Loan or a Term Loan, each item referred to in any of clauses (i) through (xxvi) of this Section 4d) required by any Loan Document or reasonably deemed necessary or desirable by the Required Banks; and

     xxviii.   Payment of all costs and expenses payable pursuant
to the first sentence of Section 9a of this Agreement at or before the time such Loan is to be made.

          5. REPRESENTATIONS AND WARRANTIES. Except as fully and accurately described or referred to in Exhibit A attached to and made a part of this Agreement, the Borrower represents and warrants to each Lending Entity, and, except to the extent updated in a certificate executed by a Designated Officer and a

Designated Financial Officer and received by each Lending Entity before the time any Loan is made, the Borrower shall be deemed to represent and warrant to each Lending Entity as of the time such Loan is made, as follows:

          a. Use of Proceeds. The proceeds of the first Revolving Loan made by each Bank and of the Term Loans will be used only for paying in full the Existing Senior Indebtedness, the costs (including amounts paid for prepaid services) of the Acquisition and the expenses of the transactions contemplated by this Agreement. The proceeds of each subsequent Revolving Loan will be used only for working capital and other cash needs arising in the ordinary course of business (not including any corporate or other acquisition).

          b.   Subsidiaries; Affiliates.  The Borrower has (i) no
Subsidiary and (ii) no Affiliate that is not an individual.

          c. Good Standing; Qualification; Authority. Each of the Borrower and all Domestic Subsidiaries (i) is a corporation duly incorporated and organized, validly existing and in good standing under the law of the jurisdiction in which it is incorporated, (ii) is duly qualified and in good standing as a foreign corporation authorized to do business in each jurisdiction in which such qualification is necessary except where the failure to qualify would not have a material adverse effect and (iii) has the corporate power and authority to conduct its business and operations as now and as anticipated that its business and operations will hereafter be conducted, own each of its assets and use each of its assets as now and as anticipated that such asset will hereafter be used.

          d. Control. There is no Person other than the Borrower and all Subsidiaries who or that, insofar as the Borrower has knowledge or reason to know in the ordinary course of its business, has (i) Control over the Borrower or any Subsidiary or (ii) the right pursuant to any agreement with any Person having such Control to acquire such Control.

          e. Compliance. The present and anticipated conduct of the business and operations of the Borrower and each Domestic Subsidiary, the present and anticipated ownership and use of each asset of the Borrower and each Domestic Subsidiary, the present and anticipated use of each asset leased by the Borrower or any Domestic Subsidiary as a lessee and the generation, treatment, storage, recycling, transportation and disposal by the Borrower or any Domestic Subsidiary of any Hazardous Material are in compliance in each material respect with each applicable Law (including, but not limited to, each applicable Environmental
Law). Each material authorization, certification, certificate, approval, permit, consent, franchise and license from, registration and filing with, declaration, report and notice to and other act by or relating to any Person necessary for the present or anticipated conduct of the business or operations of the Borrower or any Domestic Subsidiary, the present or anticipated ownership or use of any asset of the Borrower or any Domestic Subsidiary, the present or anticipated use of any asset leased by the Borrower or any Domestic Subsidiary as a lessee or the generation, treatment, storage, recycling, transportation or disposal by the Borrower or any Domestic Subsidiary of any Hazardous Material has been duly obtained, made, given or done and is in full force and effect. Each of the Borrower and all Domestic Subsidiaries is in compliance in each material respect with (i) each such authorization, certification, certificate, approval, permit, consent, franchise and license with respect to it, (ii) its certificate or articles of incorporation or other charter document, (iii) its by-laws or other organizational document and (iv) each agreement and instrument to which it is a party or by which it or any of its assets is bound.


          f.   Environmental Matters.   To the best of the
knowledge of the Borrower after diligent inquiry:

          i. There has not been any Release or threatened Release of any Hazardous Material at, in, on or under any proper-ty now or previously owned, leased as a lessee or used by the Borrower or any Domestic Subsidiary that, whether alone or together with any other such Release or threatened Release or other such Releases and threatened Releases, has had or will have any Significant Economic Impact;

         ii. No property now or previously owned, leased as a lessee or used by the Borrower or any Domestic Subsidiary and no property to which the Borrower or any Domestic Subsidiary has transported or arranged for the transportation of any Hazardous Material has been listed or proposed for listing on the National Priorities List pursuant to CERCLA, the Comprehensive Environmental Response, Compensation and Liability Information System or any other list of sites requiring investigation or clean-up that is maintained by any Governmental Authority, except for any such listing that could not have any Significant Economic Impact;

        iii. There is no active or abandoned underground storage tank, in, on or under property now or previously owned, leased as a lessee or used by the Borrower or any Domestic Subsidiary that, whether alone or together with any other such storage tank or other such storage tanks, has had or will have any Significant Economic Impact;

         iv. There is no polychlorinated biphenyl or friable asbestos present at, in or on any property now or previously owned, leased as a lessee or used by the Borrower or any Domestic Subsidiary that, whether alone or together with any other such polychlorinated biphenyl or any other friable asbestos, has had or will have any Significant Economic Impact; and

          v. There exists no condition at, in, on or under any property now or previously owned, leased as a lessee or used by the Borrower or any Domestic Subsidiary that, after notice, lapse of time or both notice and lapse of time, would give rise to any material liability under any Environmental Law.

          g. Legality. The obtaining of each Loan by the Borrower (i) is and will be in furtherance of the purposes of the Borrower and within the power and authority of the Borrower, (ii) does not and will not (A) violate or result in any violation of any Law or any judgment, order or award of any court, agency or other Governmental Authority or arbitrator or (B) violate, result in any violation of, constitute (whether immediately or after notice, lapse of time or both notice and lapse of time) any default under or result in or require the imposition or creation of any Lien in or upon any asset of the Borrower pursuant to (I) the certificate or articles of incorporation or other charter document of the Borrower, (II) the by-laws or other organizational document of the Borrower, (III) any shareholder agreement, voting trust or similar arrangement applicable to any of the outstanding shares of any class of stock of the Borrower,
(IV) any resolution or other action of record of the shareholders or board of directors of the Borrower or (V) any agreement or instrument to which the Borrower is a party or by which the Borrower or any asset of the Borrower is bound and (iii) have been duly authorized by each necessary action of the shareholders or board of directors of the Borrower. The execution, delivery and performance of each Loan Document by each Person other than any Lending Entity that is contemplated by such Loan Document as a party thereto and the imposition or creation of each Lien imposed or created pursuant thereto (i) do not and will not (A) violate or result in any violation of any Law or any judgment, order or award of any Governmental Authority or arbitrator or (B) violate, result in any violation of, constitute (whether immediately or after notice, lapse of time or both notice and lapse of time) any default under or, other than pursuant to such Loan Document, result in or require the imposition or creation of any Lien in or upon any asset of such Person pursuant to any agreement or instrument to which such Person is a party or by which such Person or any asset of such Person is bound and (ii) if such Person is not an individual, (A) are and will be in furtherance of the purposes of such Person and within the power and authority of such Person, (B) do not and will not violate, result in any violation of or result in or require the imposition or creation of any Lien in or upon any asset of such Person pursuant to (I) any certificate or articles of incorporation, by-laws, partnership agreement, articles of association or other charter, organizational or governing document of such Person,
(II) any shareholder agreement, voting trust or similar arrangement applicable to any of the outstanding shares of any class of stock of such Person or (III) any resolution or other action of record of any shareholders or members of such Person, any board of directors or trustees of such Person or any other Person responsible for governing such Person and (C) have been duly authorized by each necessary action of any shareholders or members of such Person, any board of directors or trustees of such Person or any other Person responsible for governing such Person. Each authorization, certification, certificate, approval, permit and consent from, registration and filing with, declaration and notice to and other act by or relating to any Person required as a condition of the obtaining of any Loan by the Borrower, the execution, delivery or performance of any Loan

Document by any Person other than any Lending Entity or the imposition or creation of any Lien imposed or created pursuant to any Loan Document has been duly obtained, made, given or done and is in full force and effect. Each Loan Document has been duly executed and delivered by each Person other than any Lending Entity that is contemplated by such Loan Document as a party thereto.

          h. Fiscal Year. The fiscal year of the Borrower and of each Domestic Subsidiary is the year ending September 30.

          i. Financial Statements. The Borrower has heretofore delivered to each Bank a copy of each of the following financial statements:

          i. Audited consolidated and unaudited consolidating statements of income and audited consolidated statements of cash flows of the Borrower for its fiscal year ended September 30, 1993;

         ii.   An audited consolidated and unaudited
consolidating balance sheet of the Borrower dated as of September
30, 1993;

        iii. Unaudited consolidated and consolidating statements of income and unaudited consolidated statements of cash flows of the Borrower for its fiscal quarter ended March 31, 1994; and

         iv. An unaudited consolidated and consolidating balance sheet of the Borrower dated as of March 31, 1994.

Each such financial statement (i) is in accordance with the records of the Borrower and each Subsidiary and (ii) presents fairly taken as a whole the results of the operations and cash flows of the Borrower and all Subsidiaries for the fiscal period covered thereby, or the financial position of the Borrower and all Subsidiaries as of the date thereof, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the preceding fiscal period of the Borrower.

          j. Projected Financial Statements. The Borrower has heretofore delivered to each Bank copies, dated March 24, 1994 and May 24, 1994, copies of which are attached to and made a part of this Agreement as Exhibit B, of the following projected financial statements:

          i. Projected consolidated statements of income and cash flows of the Borrower for its fiscal years to be ended September 30, 1994, September 30, 1995, September 30, 1996, September 30, 1997, September 30, 1998 and September 30, 1999; and

         ii. Projected consolidated balance sheets of the Borrower as of September 30, 1994, September 30, 1995,
September 30, 1996, September 30, 1997, September 30, 1998 and
September 30, 1999.

Each such financial statement presents fairly the Borrower's estimate as of the date of its preparation of the projected results of the consolidated operations, and the projected consolidated cash flows, of the Borrower for the fiscal period covered thereby, or the projected consolidated financial position of the Borrower as of the date thereof, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the fiscal year of the Borrower ended September 30, 1993.

          k. Significant Economic Impacts; Distributions. Since March 31, 1994, (i) there has not occurred or existed any event or condition that has had or will have any Significant Economic Impact and (ii) neither the Borrower nor any Subsidiary has declared, paid, made or agreed or otherwise incurred any obligation to declare, pay or make any Distribution other than a Permitted Distribution.

          l. Tax Returns and Payments. Each of the Borrower and all Domestic Subsidiaries has duly (i) filed each tax return required to be filed by it and (ii) paid or caused to be paid each tax, assessment, fee, charge, fine and penalty that has been imposed by any Governmental Authority upon it or any of its assets, income and franchises and has become due, except for any such tax, assessment, fee, charge or penalty (A) the validity of which is being contested in good faith by appropriate proceedings promptly instituted and diligently conducted, (B) for which adequate reserves have been appropriately established in accordance with generally accepted accounting principles, (C) not resulting in any Lien or resulting in a Lien the execution or other enforcement of which is effectively stayed and (D) the nonpayment of which does not have any material adverse effect.

          m. Indebtedness. Neither the Borrower nor any Subsidiary has any Indebtedness, except for Permitted
Indebtedness.

          n. Pension Obligations. No Pension Plan was or is a multiemployer plan, as such term is defined in Section 3(37) of ERISA. Since September 2, 1974, (i) no Prohibited Transaction that could subject any Pension Plan to any tax or penalty imposed pursuant to the Internal Revenue Code or ERISA has been engaged in by any Pension Plan, (ii) there has not occurred or existed with respect to any Pension Plan any Reportable Event or Accumulated Funding Deficiency or any event or condition that (A) but for a waiver by the Internal Revenue Service would constitute an Accumulated Funding Deficiency, (B) after notice, lapse of time or both notice and lapse of time will constitute a Reportable Event or (C) constituted or will constitute grounds for the institution by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan, (iii) no Pension Plan has been terminated, (iv) no trustee has been appointed by a United States District Court to administer any Pension Plan, (v) no proceeding seeking the termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan has been instituted, and (vi) neither the Borrower nor any Domestic Subsidiary has made any complete or partial withdrawal from any Pension Plan.

          o. Assets; Liens and Encumbrances. Each of the Borrower and all Subsidiaries has good and marketable title to each asset it purports to own, and no such asset is subject to any Lien, except for Permitted Liens.

          p. Trademarks and Patents. Each of the Borrower and all Subsidiaries owns or otherwise possesses, without any known conflict with any right of any other Person, each trademark, service mark, trade style, trade name, patent, copyright and similar general intangible, and each right relating thereto, necessary for, or conducive to, the present or anticipated conduct of its business or operations or the present or anticipated ownership or use of any of its assets, except for trademarks, service marks, trade styles, trade names, patents, copyrights and similar general intangibles that the failure to own or possess would not have any material adverse effect.

          q. Investments. Neither the Borrower nor any Subsidiary has any Investment, except for Permitted Investments.

          r. Contracts and Arrangements. There exists no Contract or arrangement between the Borrower and any other Person, between any Subsidiary and any other Person or applicable to any asset of the Borrower or of any Subsidiary (i) that has had or will have any Significant Economic Impact, (ii) that restricts the ability of any Subsidiary to make any Distribution or to make any cash advance or other payment of any nature to the Borrower or to any Subsidiary of which such Subsidiary is a subsidiary, (iii) that restricts the right of the Borrower or of any Subsidiary to permit any asset of the Borrower or of any Subsidiary to be subject to any Lien or (iv) pursuant to which any Lien may be placed upon any asset of the Borrower or of any Subsidiary.

          s. Judgments and Litigation. There is no outstanding judgment, order or award of any Governmental Authority or arbitrator, and no pending claim, audit or investigation (other than any claim, audit or investigation that is a normal part of the review process for any Contract of the Borrower or any Subsidiary) or action or other legal proceeding by or before any Governmental Authority or before any arbitrator, that (i) is against or otherwise involves the Borrower, any Domestic Subsidiary, any Major Foreign Subsidiary or any asset of the Borrower or any Domestic Subsidiary or Major Foreign Subsidiary,
(ii) has had or will have any Significant Economic Impact, or
(iii) renders invalid or questions the validity of any Loan Document or any action taken or to be taken pursuant to any Loan Document.

          t. Transactions with Affiliates. There exists no Contract, arrangement, transaction or other dealing (including, but not limited to, the purchase, sale, lease, exchange or other acquisition or disposition of any asset and the rendering of any service) between the Borrower or any Subsidiary and any Affiliate, except for Contracts, arrangements, transactions and other dealings in the ordinary course of business of the Borrower or any Subsidiary upon fair and reasonable terms no less favorable to it than would apply in a comparable arm's length Contract, arrangement, transaction or other dealing with a Person who or that is not an Affiliate.

          u. Default. There does not exist any Event of Default or Default.

          v. Full Disclosure. Neither any Loan Document nor any certificate or other writing heretofore provided to any Lending Entity by or on behalf of the Borrower or any Subsidiary contains any statement of fact that is incorrect or misleading in any material respect or omits to state any fact necessary to make any statement of fact contained therein not incorrect or misleading in any material respect nor does any financial statement so heretofore provided not fairly represent the financial information that it purports to reflect as of the date thereof, and, specifically, since the date of the most current financial statements of the Borrower so provided, there has been no material adverse change in the business, operations, assets, affairs or condition (financial or other) of the Borrower or of any Subsidiary. Neither the Borrower nor any Subsidiary has failed to disclose to any Lending Entity any fact that has had or will have any Significant Economic Impact or material adverse effect.

          6. AFFIRMATIVE COVENANTS. During the term of this Agreement, the Borrower shall do the following unless the prior written consent of the Required Banks to not doing so shall have been obtained by the Borrower:

          a. Good Standing; Qualification. Cause each of the Borrower and all Domestic Subsidiaries at all times to (i) maintain its corporate existence in good standing and (ii) remain or become and remain duly qualified and in good standing as a foreign corporation authorized to do business in each jurisdiction in which such qualification is or becomes necessary except where the failure to qualify would not have a material adverse effect;

          b. Compliance. Cause each of the Borrower and all Domestic Subsidiaries at all times to (i) conduct its business and operations, own and use each of its assets, use each asset leased by it as a lessee, and generate, treat, store, recycle, transport and dispose of all Hazardous Material in its possession or control, in compliance in each material respect with each applicable Law (including, but not limited to, each applicable Environmental Law), (ii) obtain, make, give or do and maintain in full force and effect each material authorization, certification, certificate, approval, permit, consent, franchise and license from, registration and filing with, declaration, report and notice to and other act by or relating to any Person necessary for the conduct of its business or operations, the ownership or use of any of its assets, the use of any asset leased by it as a lessee or the generation, treatment, storage, recycling, transportation or disposal of any Hazardous Material in its possession or control and (iii) remain in compliance in each material respect with (A) each such authorization, certification, certificate, approval, permit, consent, franchise and license,
(B) its certificate or articles of incorporation or other charter document, (C) its by-laws or other organizational document and
(D) each agreement and instrument to which it is a party or by which it or any of its assets is bound;

          c. Current Ratio. Maintain at the end of each fiscal quarter of the Borrower ending on or after September 30, 1994 all consolidated current assets of the Borrower so that they are not less than 120% of the sum of (i) all consolidated current liabilities of the Borrower plus (ii) to the extent not already included in clause (i), the total of the outstanding principal amounts of all Revolving Loans;

          d. Liabilities to Worth. Maintain at the end of each fiscal quarter of the Borrower the Consolidated Liabilities To Worth Ratio of the Borrower so that it does not exceed the following applicable percentage: (i) for any such fiscal quarter ending on or before June 30, 1995, 450%, (ii) for any such fiscal quarter ending after June 30, 1995 and on or before June 30, 1996, 375% and (iii) for any such fiscal quarter ending thereafter, 325%;

          e. EBITDA. Maintain (i) EBITDA of the Borrower during each fiscal year of the Borrower ending on or after September 30, 1995 less the aggregate amount of all capital expenditures of the Borrower and all Subsidiaries during such fiscal year so that it is not less than 200% of the required interest payments on all Indebtedness of the Borrower and all Subsidiaries during such fiscal year and (ii) the sum of (A) EBITDA of the Borrower during each fiscal year of the Borrower ending on or after September 30, 1995 plus (B) the difference between the Revolving Loan Maximum Principal Amount and the total of the outstanding principal amounts of all Revolving Loans as of the last day of such fiscal year plus (C) the amount of cash or cash equivalents held by the Borrower and all Subsidiaries as of the last day of such fiscal year so that it is at least 110% of the sum of (W) the required principal and interest payments on all Indebtedness of the Borrower and all Subsidiaries during such fiscal year other than any principal payment relating to any Revolving Loan plus (X) all income taxes paid to any Governmental Authority by the Borrower and all Subsidiaries during such fiscal year plus (Y) all capital expenditures made by the Borrower and all Subsidiaries during such fiscal year plus (Z) all Distributions made by the Borrower and all Subsidiaries during such fiscal year other than Distributions described in clause
(ii) of Section 12ss of this Agreement.

          f. Accounting; Tax Returns. Cause each of the Borrower and all Subsidiaries at all times to (i) maintain a system of accounting established and administered in accordance with generally accepted accounting principles and (ii) file each tax return it is required to file;

          g. Financial and Other Information; Certificates of No Default. Provide to each Lending Entity, in form satisfactory to the Required Banks, (i) within sixty days after the end of each of the first three fiscal quarters of each fiscal year of the Borrower, consolidated and consolidating statements of income and a consolidated statement of cash flows of the Borrower for, with respect to such statements of income, such fiscal quarter and, with respect to all such statements, the period from the beginning of such fiscal year to the end of such fiscal quarter and a consolidated and consolidating balance sheet of the Borrower as of the end of such fiscal quarter, each to be in reasonable detail, to set forth to the extent required in securities filings prepared by or on behalf of the Borrower comparative consolidated figures for the corresponding period in the preceding fiscal year of the Borrower and to be certified by the chief financial officer of the Borrower to be in accordance with the records of the Borrower and each Subsidiary and to present fairly taken as a whole the results of the operations and cash flows of the Borrower and all Subsidiaries for, as applicable, such fiscal quarter and the period from the beginning of such fiscal year to the end of such fiscal quarter, and the financial position of the Borrower and all Subsidiaries as of the end of such fiscal quarter, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the preceding fiscal quarter of the Borrower (except for any intervening changes in generally accepted accounting principles), (ii) within one hundred and twenty days after the end of each fiscal year of the Borrower, consolidated and consolidating statements of income and a consolidated statement of cash flows of the Borrower for such fiscal year and a consolidated and consolidating balance sheet of the Borrower as of the end of such fiscal year, each to be in reasonable detail, to set forth comparative consolidated figures for the preceding fiscal year of the Borrower, to be audited by an independent nationally recognized certified public accountant and to present fairly taken as a whole the results of the operations and cash flows of the Borrower and all Subsidiaries for such fiscal year, and the financial position of the Borrower and all Subsidiaries as of the end of such fiscal year, in conformity with generally accepted accounting principles applied consistently with the application of such principles with respect to the preceding fiscal year of the Borrower (except for any intervening changes in generally accepted accounting principles) and to have been based upon an audit by such accountant that was made in accordance with generally accepted auditing standards,
(iii) together with each statement of income and balance sheet required to be delivered by the Borrower to any Lending Entity pursuant to clause (i) or (ii) of this Section 6g, a certificate
(A) executed by a Designated Officer and a Designated Financial Officer, (B) setting forth in substantially the form attached to and made a part of this Agreement as Exhibit C whatever computations are required to establish whether the Borrower was in compliance with (I) each of the covenants contained in Sections 6c and 6d of this Agreement during the period covered by such statement of income and (II) if the period covered by such statement of income is a fiscal year of the Borrower, each of the covenants contained in Section 6e of this Agreement during such fiscal year, (C) stating that the signers of such certificate have reviewed this Agreement and have made or have caused to be made under their supervision a review of the business, operations, assets, affairs and condition (financial or other) of each of the Borrower and all Subsidiaries during the period beginning on the first date covered by such statement of income and ending on the date of such certificate and (D) if during the period described in clause (iii)(C) of this Section 6g there did not occur or exist and there does not then exist any Event of Default or Default, so stating, or, if during such period any Event of Default or Default occurred or existed or any Event of Default or Default then exists, stating the nature thereof, the date of occurrence or period of existence thereof and what action the Borrower has taken, is taking or proposes to take with respect thereto, (iv) as soon as available, each 10K, 10Q, 8K or other securities filing prepared by or on behalf of the Borrower and (v) promptly upon the request of the Agent all additional information relating to the Borrower, any Subsidiary or the business, operations, assets, affairs or condition (financial or other) of the Borrower or any Subsidiary that is so reasonably requested (subject to any Law that restricts, or to any Contract with any Person other than an Affiliate that in good faith restricts, the disclosure of such information);

          h. Payment of Certain Indebtedness. Cause each of the Borrower and all Domestic Subsidiaries to pay, before the end of any applicable grace period, each tax, assessment, fee, charge, fine and penalty imposed by any Governmental Authority upon it or any of its assets, income and franchises and each claim and demand of any materialman, mechanic, carrier, ware-houseman, garageman or landlord against it; provided, however, that no such tax, assessment, fee, charge, fine, penalty, claim or demand shall be required to be so paid so long as (i) the validity thereof is being contested in good faith by appropriate proceedings promptly instituted and diligently conducted, (ii) adequate reserves have been appropriately established therefor,
(iii) the execution or other enforcement of any Lien resulting therefrom is effectively stayed and (iv) the nonpayment thereof does not have any material adverse effect;

          i. Trademarks and Patents. Cause each of the Borrower and all Subsidiaries at all times to maintain in full force and effect, without any conflict with any right of any other Person, each trademark, service mark, trade style, trade name, patent, copyright and similar general intangible, and each right relating thereto, necessary for, or conducive to, the conduct of its business or operations or the ownership or use of any of its assets, except for trademarks, service marks, trade styles, trade names, patents, copyrights and similar general intangibles that the failure to own or possess would not have any material adverse effect and except for any licensing arrangements described in Exhibit A attached to and made a part of this Agreement;

          j. Maintenance of Title and Assets; Insurance. Cause each of the Borrower and all Subsidiaries to (i) at all times maintain good and marketable title to each asset it purports to own, (ii) at all times maintain each of its tangible assets in good working order and condition, (iii) at any time and from time to time make each replacement of any of its tangible assets necessary or desirable for the conduct of its business or opera-tions, (iv) at all times keep each of its insurable tangible assets insured with financially sound and reputable insurance carriers against fire and other hazards to which extended cover-age applies in such manner and to the extent that the amount of insurance carried on such asset shall not be less than the replacement value of such asset and (v) at all times keep adequately insured with financially sound and reputable insurance carriers against business interruption and liability on account of damage to any Person or asset or pursuant to any applicable workers' compensation Law;

          k. Inspections. Upon the request of the Agent or the Required Banks, promptly permit each officer, employee, accountant, attorney and other agent of each Lending Entity to
(i) visit and inspect each of the premises of the Borrower and each Domestic Subsidiary, (ii) examine, audit, copy and extract each record of the Borrower and each Domestic Subsidiary and
(iii) discuss the business, operations, assets, affairs and condition (financial or other) of the Borrower and each Domestic Subsidiary with each responsible officer of the Borrower and each Domestic Subsidiary and each independent accountant of the Borrower and each Domestic Subsidiary (subject to any Law that restricts, or to any Contract with any Person other than an Affiliate that in good faith restricts, the disclosure of any information so obtained); provided, however, that each Lending Entity shall appropriately maintain the confidentiality of any such information;

          l. Pension Obligations. (i) Promptly upon acquiring knowledge or reason to know in the ordinary course of its business of the occurrence or existence with respect to any Pension Plan of any Prohibited Transaction, Reportable Event or Accumulated Funding Deficiency or any event or condition that (A) but for a waiver by the Internal Revenue Service would constitute an Accumulated Funding Deficiency, (B) after notice, lapse of time or both notice and lapse of time will constitute a Reportable Event or (C) constitutes or will constitute grounds for the initiation by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan, provide to each Lending Entity a certificate executed by a Designated Officer and specifying the nature of such Prohibited Transaction, Reportable Event, Accumulated Funding Deficiency, event or condition, what action the Borrower has taken, is taking or proposes to take with respect thereto and, when known, any action taken or threatened by the Internal Revenue Service, the Department of Labor or the Pension Benefit Guaranty Corporation with respect thereto and (ii) promptly upon acquiring knowledge or reason to know in the ordinary course of its business of (A) the institution by the Pension Benefit Guaranty Corporation or any other Person of any proceeding under ERISA seeking the termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan or (B) the complete or partial withdrawal or proposed complete or partial withdrawal by the Borrower or any Subsidiary from any Pension Plan, provide to each Lending Entity a certificate executed by a Designated Officer and describing such proceeding, withdrawal or proposed withdrawal;

          m. Changes in Ownership and Control. Promptly upon any change in (i) the beneficial ownership of any stock of the Borrower or any Subsidiary by any Person having Control of the Borrower or any Subsidiary or (ii) Control of the Borrower or any Subsidiary, provide to each Lending Entity a certificate executed by a Designated Officer and specifying such change;

          n. Judgments. Promptly upon acquiring knowledge or reason to know in the ordinary course of its business of any judgment, order or award of any Governmental Authority or arbitrator that (i) is against or otherwise involves the Borrower, any Domestic Subsidiary any Major Foreign Subsidiary or any asset of the Borrower or any Domestic Subsidiary or Major Foreign Subsidiary, (ii) has or will have any Significant Economic Impact, or (iii) renders invalid any Loan Document or any action taken or to be taken pursuant to any Loan Document, provide to each Lending Entity a certificate executed by a Designated Officer and specifying the nature of such judgment, order or award and what action the Borrower has taken, is taking or proposes to take with respect thereto;

          o. Litigation. (i) Promptly upon acquiring knowledge or reason to know in the ordinary course of its business of the commencement of any claim, audit or investigation (other than any tax audit or any claim, audit or investigation that is a normal part of the review process for any Contract of the Borrower or any Subsidiary) or any action or other legal proceeding by or before any Governmental Authority or before any arbitrator that
(A) is against or otherwise involves the Borrower, any Domestic Subsidiary, any Major Foreign Subsidiary or any asset of the Borrower or any Domestic Subsidiary or Major Foreign Subsidiary and (I) either involves in excess of $1,000,000 or results in excess of $1,000,000 in the aggregate for the Borrower and all Domestic Subsidiaries and Major Foreign Subsidiaries being involved in all such claims, audits, investigations and actions and other legal proceedings by or before any Governmental Authority or before any arbitrator against or otherwise involving the Borrower, any Domestic Subsidiary, any Major Foreign Subsidiary or any asset of the Borrower or any Domestic Subsidiary or Major Foreign Subsidiary, (II) seeks injunctive or similar relief or (III) relates or may relate to any Environmental Law if such noncompliance or liability would have any Significant Economic Impact, (B) has or will have any Significant Economic Impact or (C) questions the validity of any Loan Document or any action taken or to be taken pursuant to any Loan Document, provide to each Lending Entity a certificate executed by a Designated Officer and specifying the nature of such claim, audit, investigation or action or other legal proceeding and what action the Borrower has taken, is taking or proposes to take with respect thereto and (ii) promptly upon acquiring knowledge or reason to know in the ordinary course of its business of any development with respect to any such claim, audit, investigation or action or other legal proceeding theretofore disclosed by the Borrower to any Lending Entity or of any settlement of any tax audit that has or will have any Significant Economic Impact, provide to each Lending Entity a certificate executed by a Designated Officer and specifying the nature of such development or settlement and what action the Borrower has taken, is taking or proposes to take with respect thereto;

          p. Liens. Promptly upon acquiring knowledge or reason to know in the ordinary course of its business that any asset of the Borrower or any Subsidiary has or may become subject to any Lien other than Permitted Liens, provide to each Lending Entity a certificate executed by a Designated Officer and specifying the nature of such Lien and what action the Borrower has taken, is taking or proposes to take with respect thereto;

          q. Defaults, Significant Economic Impacts and Material Adverse Effects. Promptly upon acquiring knowledge or reason to know in the ordinary course of its business of the occurrence or existence of (i) any Event of Default or Default or
(ii) any event or condition that has or will have any Significant Economic Impact or material adverse effect, provide to each Lending Entity a certificate executed by a Designated Officer and a Designated Financial Officer and specifying the nature of such Event of Default, Default, event or condition, the date of occurrence or period of existence thereof and what action the Borrower has taken, is taking or proposes to take with respect thereto;

          r. Communications as to Indebtedness. Promptly upon delivering any notice, request, certificate, report or other written communication, or promptly upon receiving any notice, request, demand or other written communication, relating to any demand for payment or attempt to collect any Indebtedness of the Borrower or of any Domestic Subsidiary arising from the borrowing of any money or to realize upon any guaranty, endorsement, collateral or other security or assurance of payment now or hereafter directly or indirectly securing the payment of, or otherwise now or hereafter directly or indirectly applicable to, any such Indebtedness, provide a copy thereof to each Lending Entity;

          s. Torrance. Cause Torrance to be operated in a manner prior to the Torrance Merger so as to minimize its obligations to creditors other than the Banks and the Sharing
Creditors;

          t. Interest Rate Protections. Execute and deliver or cause to be executed and delivered agreements, in form and substance satisfactory to the Agent, with financial institutions satisfactory to the Required Banks providing, when aggregated with similar protections previously delivered, interest rate protections with respect to at least $60,000,000 for a period of at least two years and deliver evidence satisfactory to the Agent of the existence thereof no later than July 15, 1994; and

          u. Further Actions. Promptly upon the request of the Agent, execute and deliver or cause to be executed and delivered each writing, and take or cause to be taken each other action, that the Agent shall deem necessary or desirable at the sole option of the Agent to perfect or otherwise preserve or protect the priority of any Lien created or imposed by any Loan Document or to correct any error in any Loan Document.

          7. NEGATIVE COVENANTS. During the term of this Agreement, the Borrower shall not, without the prior written consent of the Required Banks, do, attempt to do or agree or otherwise incur, assume or have any obligation to do, and the Borrower shall assure that, without the prior written consent of the Required Banks, no Subsidiary does, attempts to do or agrees or otherwise incurs, assumes or has any obligation to do, any of the following:

          a. Fiscal Year. Unless a Foreign Subsidiary, change its fiscal year;

          b. Indebtedness. Create, incur, assume or have any Indebtedness (i) arising from the borrowing of any money or the deferral of the payment of the purchase price of any asset or
(ii) pursuant to any Contingent Obligation, except in each case for Permitted Indebtedness;

          c. Pension Obligations. (i) Engage in any Prohibit-ed Transaction with respect to any Pension Plan, (ii) permit to occur or exist with respect to any Pension Plan any Accumulated Funding Deficiency or any event or condition that (A) but for a waiver by the Internal Revenue Service would constitute an Accumulated Funding Deficiency or (B) constitutes or will consti-tute grounds for the institution by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such Pension Plan or the appointment of a trustee to adminis-ter such Pension Plan, (iii) make any complete or partial with-drawal from any Pension Plan, (iv) fail to make to any Pension Plan any contribution that it is required to make, whether to meet any minimum funding standard under ERISA or any requirement of such Pension Plan or otherwise, or (v) terminate any Pension Plan in any manner, or otherwise take or omit to take any action with respect to any Pension Plan, that would result in the imposition of any Lien upon any asset of the Borrower or any Subsidiary pursuant to ERISA;

          d. Liens. Cause or permit, whether upon the happen-ing of any contingency or otherwise, any of its assets to be subject to any Lien, except for Permitted Liens;

          e. Supply Contracts. Issue, enter into, assume or permit to exist any order or Contract for the purchase of any asset if such order or Contract requires that it make payment for such asset whether or not delivery of such asset is ever tendered;

          f. Investments. Make any Investment, except for Permitted Investments;

          g. Transactions with Affiliates. In the ordinary course of its business or otherwise, enter into, assume or permit to exist any agreement, arrangement, transaction or other dealing (including, but not limited to, the purchase, sale, lease, exchange or other acquisition or disposition of any asset and the rendering of any service) between it and any Affiliate or other-wise deal with any Affiliate, except for (i) reasonable compensa-tion for services actually performed and customary and ordinary levels of severance and benefits packages, (ii) advances made in the ordinary course of its business to any Affiliate who is one of its officers and employees for out-of-pocket expenses incurred or to be incurred by such Affiliate on its behalf in the conduct of its business or operations and (iii) Contracts or arrangements in the ordinary course of its business upon fair and reasonable terms no less favorable to it than would apply in a comparable arm's-length Contract or arrangement dealing with a Person who or that is not an Affiliate; (provided, however, that for purposes of this Section 7g only, each Foreign Subsidiary shall be deemed to be an Affiliate of the Borrower and each Domestic Subsidiary);

          h. Distributions. Declare, pay or make any Distribution, except for Permitted Distributions;

          i. Corporate Changes. (i) Assign, sell or otherwise transfer or dispose of all or any substantial portion of its assets, (ii) participate in any merger, consolidation or other absorption, (iii) acquire all or substantially all of the assets of any other Person, (iv) do business under or otherwise use any name other than its true name without first having given prior written notice to each Lending Entity or (v) make any change in its corporate or business structure or in its operation of a precision control business that would have any material adverse effect;

          j. Sale of Receivables. Unless a Foreign Subsidiary, assign, sell or otherwise transfer or dispose of any of its notes receivable, accounts receivable and chattel paper, whether with or without recourse;

          k. Stock. Issue or sell (i) any stock of the Borrower, except for cash or (ii) any stock of any Subsidiary, except (A) to the minimum extent required by any applicable Law to enable any individual to serve as a director of such Subsidiary, (B) as a dividend to the shareholders of such Subsidiary and (C) to the Borrower or another Subsidiary; or

          l. Full Disclosure. Provide to any Lending Entity or permit to be provided to any Lending Entity on its behalf (i) any certificate or other writing that contains any statement of fact that is incorrect or misleading in any material respect or knowingly omits to state any fact necessary to make any statement of fact contained therein not incorrect or misleading in any material respect or (ii) any financial statement that does not fairly represent the financial information that it purports to reflect as of the date thereof.

          8. INDEBTEDNESS IMMEDIATELY DUE. Upon or at any time or from time to time after the occurrence or existence of any Event of Default other than with respect to the Borrower, an Event of Default described in clause (vi) of Section 12u of this Agreement, the outstanding principal amount of each Loan, all interest owing pursuant to this Agreement and remaining unpaid and all other amounts owing by the Borrower to any Lending Entity pursuant to this Agreement and remaining unpaid shall, at the sole option of the Required Banks and without any notice, demand, presentment or protest of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), become immediately due. Upon the occurrence or existence of any Event of Default described in such clause (vi), such outstanding principal amount, all such interest and all such other amounts shall, without any notice, demand, presentment or protest of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), automati-cally become immediately due.

          9.   EXPENSES; INDEMNIFICATION; ADDITIONAL COSTS.

          a. Expenses. The Borrower shall pay to the Agent on demand each cost and expense (including, but not limited to, the reasonable fees and disbursements of counsel to the Agent) in-curred by the Agent in connection with (i) the preparation of, entry into or performance of any Loan Document, whether or not any Loan is made, or (ii) any modification of, or release, consent or waiver relating to any Loan Document, whether or not such modification, release, consent or waiver becomes effective. In addition, the Borrower shall pay to the Agent on demand each cost and expense (including, but not limited to, the reasonable fees and disbursements of counsel to the Agent, whether retained for advice, litigation or any other purpose) incurred by the Agent in endeavoring to (i) collect any of the outstanding principal amount of any Loan, any interest owing pursuant to this Agreement and remaining unpaid or any other amount owing by the Borrower to any Lending Entity pursuant to this Agreement and remaining unpaid, (ii) preserve or exercise any right or remedy of any Lending Entity relating to, enforce or realize upon any guaranty, endorsement, subordination, collateral or other security or assurance of payment now or hereafter directly or indirectly securing the repayment or payment of or otherwise now or hereafter directly or indirectly applicable to any of such outstanding principal amount, any such interest or any such other amount, (iii) preserve or exercise any right or remedy of any Lending Entity pursuant to any Loan Document or (iv) defend against any claim, regardless of the basis or outcome thereof, asserted against any Lending Entity as a direct or indirect result of the entry into any Loan Document, except for any claim for any tax imposed by any Governmental Authority upon any income of any Lending Entity or any interest or penalty relating to any such tax.

          b. Indemnification. The Borrower shall indemnify each Lending Entity and each officer, employee, accountant, attorney and other agent of each Lending Entity on demand against each liability, cost and expense (including, but not limited to, the reasonable fees and disbursements of counsel to each Lending Entity or such officer, employee, accountant, attorney or other agent, whether retained for advice, litigation or any other purpose, and all costs of any investigation, monitoring, removal, containment, remediation or restoration) imposed on, incurred by or asserted against such Bank or such officer, employee, accountant, attorney or other agent as a direct or indirect result of (i) (A) any Release or threatened Release of any Hazardous Material at, in, on or under any property now or previously owned, leased as a lessee or used by the Borrower or any Subsidiary, (B) the transportation or arranging for the transportation of any Hazardous Material to any such property,
(C) any active or abandoned underground storage tank in, on or under any such property, (D) any polychlorinated biphenyl or friable asbestos at, in or on any such property or (E) the existence of any condition at, in, on or under any such property that gives rise to any liability pursuant to any Environmental Law and (ii) the transactions contemplated by this Agreement (including, but not limited to, the contemplated use of the proceeds of the Loans by the Borrower as described in Section 5a of this Agreement).

          c. Additional Costs. Notwithstanding any conflicting provision of this Agreement to the contrary:

          i. If any applicable Law not in effect as of the date of this Agreement shall (A) subject any Lending Entity to any tax, levy, impost, duty, charge, fee, deduction or withholding of any nature with respect to any Loan or the payment by the Borrower of any amount payable to such Lending Entity under this Agreement or any other Loan Document, (B) materially change, in the reasonable opinion of any Lending Entity, the basis of taxation of any payment to such Lending Entity of any amount payable to such Lending Entity under this Agreement or any other Loan Document, (C) impose or increase or render applicable any special or supplementary special deposit or reserve or similar requirements (whether or not having the force of Law) against assets held by, or deposits in or for the account of, or any eligible liabilities of, or loans by any office or branch of, any Lending Entity, or (D) impose on any Lending Entity any other condition or requirement with respect to this Agreement or any other Loan Document, and if the result of any of the foregoing is
(I) to increase the costs to such Lending Entity of making, funding or maintaining all or any part of any Loan, (II) to reduce any amount payable by the Borrower to such Lending Entity under this Agreement or any other Loan Document or (III) to require such Lending Entity to make any payment or to forego any interest or other amount payable by the Borrower to such Lending Entity under this Agreement or any other Loan Document the amount of which payment or foregone interest or other amount is measured by or calculated by reference to the gross amount receivable or deemed received by such Lending Entity from the Borrower under this Agreement or any other Loan Document, then, and in each such case, the Borrower shall pay to the Agent for the account of such Lending Entity within thirty days of written notice by such Lending Entity, such additional amounts as will (in the reasonable opinion of such Lending Entity) be sufficient to compensate such Lending Entity for such additional cost, reduction, payment or foregone interest or other amount; provided, however, that the foregoing provisions of this paragraph shall not apply in the case of any additional cost, reduction, payment or foregone interest or other amount resulting solely from or arising solely as a consequence of any taxes charged upon or by reference to the overall net income, profits or gains of any Lending Entity;

          ii. If any present or future applicable Law shall make it unlawful for the Borrower to perform any one or more of its agreements under this Agreement or any other Loan Document, then the obligations of the Banks to make any Loans under this Agreement shall terminate immediately, and if any Lending Entity shall at any time reasonably determine (which reasonable determination shall be conclusive and binding on the Borrower)
(A) that as a consequence of the effect or operation (whether direct or indirect) of any such applicable Law, any one or more of the rights, remedies, powers or privileges of any Lending Entity under or in respect of this Agreement or any other Loan Document shall be or become invalid, unenforceable or restricted and (B) that all or any one or more of the rights, remedies, powers and privileges so affected are of importance to such Lending Entity, then the Agent shall, at the direction of the Required Banks, declare the outstanding principal amount of each Loan, all interest owing pursuant to this Agreement and remaining unpaid and all other amounts owing by the Borrower to any Lending Entity pursuant to this Agreement and remaining unpaid, to be immediately due, without any notice, demand, presentment or protest of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower); and

          iii. If any Lending Entity shall reasonably determine that any Law not in effect as of the date of this Agreement is adopted regarding capital adequacy, or in the event of any change in any existing such Law or in the interpretation or administration thereof by any Governmental Authority charged with the interpretation or administration thereof, or compliance by any Lending Entity with any request or directive regarding capital adequacy (whether or not having the force of Law) from any such Governmental Authority, has or would have the effect of reducing the rate of return on such Lending Entity's capital, as a consequence of its obligations under this Agreement, to a level below that which such Lending Entity could have achieved but for such adoption, change or compliance (taking into consideration such Lending Entity's policies with respect to capital adequacy), then the Borrower shall pay to such Lending Entity upon demand such amount or amounts, in addition to the amounts payable under the other provisions of this Agreement or any other Loan Document, as will compensate such Lending Entity for such reduction. Determinations by any Lending Entity of the additional amount or amounts required to compensate such Lending Entity in respect of the foregoing shall be conclusive in the absence of manifest error. In determining such amount or amounts each Lending Entity may use any reasonable averaging and attribution methods of general application. If after any such determination by any Lending Entity the Borrower notifies the Agent and such Lending Entity that another banking institution acceptable to the Agent is willing to replace such Lending Entity under this Agreement, then upon the Borrower's delivery to the Agent of all writings and evidences of action reasonably required by the Agent, such Lending Entity and such banking institution to effect an assignment to such banking institution of all indebtedness, liabilities and obligations of the Borrower to such Lending Entity pursuant to this Agreement and of all rights and remedies of such Lending Entity pursuant to this Agreement, and the payment in full to such Lending Entity of the outstanding principal amount of its Loans, all interest owing to it pursuant to this Agreement and remaining unpaid and all other amounts owing by the Borrower to it pursuant to this Agreement and remaining unpaid, notwithstanding the limitations of Section 11h of this Agreement, such assignment shall be fully effective.

          10.  AGENT; RELATIONS AMONG LENDING ENTITIES.

          a.   Authorization.  Each Bank authorizes the Agent to
(i) act on behalf of such Bank in connection with the administration and collection of all Loans, in connection with the holding of and realization upon all Collateral and pursuant to and otherwise in connection with each Loan Document and
(ii) in so acting, take each action and exercise each right and remedy, that is expressly delegated to, or expressly required to be taken or exercised by, the Agent pursuant to any Loan Document, together with each other action, right and remedy that is reasonably incidental thereto.

          b. Non-Relationships. In acting on behalf of any Bank in connection with the administration or collection of any Loan, in connection with the holding of or realization upon any Collateral or pursuant to or otherwise in connection with any Loan Document, the Agent shall not be deemed to be acting (i) in any partnership or fiduciary relationship with respect to such Bank or (ii) in any agency, partnership or fiduciary relationship with respect to the Borrower or with respect to any Subsidiary.

          c. Rights of Agent. The Agent (i) shall have the right to make any loan, advance or other extension of credit to the Borrower or to any Subsidiary, to accept any deposit from the Borrower or from any Subsidiary and generally to engage in any kind of banking, trust or other business with the Borrower or with any Subsidiary, and to accept fees and other consideration from the Borrower or from any Subsidiary in connection therewith, as though the Agent were not the Agent, (ii) shall have, and may exercise, each right and remedy with respect to the Loans made by the Agent as a Bank as though the Agent were not the Agent, and
(iii) shall have the right to accept fees and other consideration from the Borrower or from any Subsidiary in connection with its role as the Agent without having to account therefor to any Bank.

          d. Limitations on Obligations and Liability. The Agent (i) shall not have any obligation to take any action, or to exercise any right or remedy, that is not expressly delegated to, or expressly required to be taken or exercised by, the Agent pursuant to any Loan Document, and (ii) shall not be liable for omitting to take any action, or to exercise any right or remedy, that is not so expressly delegated or so expressly required to be taken or exercised. Without limiting the generality of the preceding sentence, the Agent shall not have any obligation to do, and shall not be liable for failing to do, any of the following things: (i) to provide to any Bank any information relating to the Borrower, to any Subsidiary or to the business, operations, assets, affairs or condition (financial or other) of the Borrower or of any Subsidiary, except as expressly required by this Section 10, (ii) to request any information relating to the Borrower, to any Subsidiary or to the business, operations, assets, affairs or condition (financial and other) of the Borrower or of any Subsidiary, (iii) to inspect any of the premises and records of the Borrower or of any Subsidiary,
(iv) to discuss the business, operations, assets, affairs or condition of the Borrower or of any Subsidiary with any officer or accountant of the Borrower or of any Subsidiary, (v) to investigate whether any Event of Default or Default has occurred or existed, (vi) to account to any Bank for any money or other asset received by the Agent in connection with any lending, deposit, fiduciary or other relationship now or hereafter existing between the Agent and the Borrower or between the Agent and any Subsidiary, except insofar as required pursuant to any Loan Document, or (vii) to disclose to any Person any information relating to the Borrower, to any Subsidiary or to the business, operations, assets, affairs or condition (financial or other) of the Borrower or of any Subsidiary if such disclosure would violate any Law or give rise to any claim against the Agent by the Borrower, by any Subsidiary or by any other Person. The Agent shall not be liable (i) to the Borrower on account of any failure of any Bank to perform, or any delay by any Bank in performing, any obligation of such Bank pursuant to any Loan Document, (ii) to any Bank on account of (A) any failure of the Borrower or of any Subsidiary to perform, or any delay by the Borrower or by any Subsidiary in performing, any of its obligations pursuant to any Loan Document, (B) the inaccuracy or incompleteness of any certificate, financial statement or other writing, or of any information, heretofore or hereafter provided to any Bank, whether through the Agent or otherwise, by or on behalf of the Borrower or by or on behalf of any Subsidiary in connection with the administration of collection of any Loan, in connection with the holding of or realization upon any Collateral or pursuant to or otherwise in connection with any Loan Document or (C) the inaccuracy or incompleteness of any representation or warranty heretofore or hereafter made to any Bank by or on behalf of the Borrower or by or on behalf of any Subsidiary in connection with the administration or collection of any Loan, in connection with the holding of or realization upon any Collateral or pursuant to or otherwise in connection with any Loan Document or (iii) to any Bank for (A) the performance by the Borrower or by any Subsidiary of any Loan Document, (B) the existence, validity, enforceability, sufficiency or value of, or any title to, any Collateral, (C) the legality, validity, binding effect, enforceability, sufficiency or effectiveness of any Loan Document or (D) the collectability of any amount owing by the Borrower or by any Subsidiary pursuant to any Loan Document.

          e. Instructions and Advice. If the Agent requests any instruction or advice from any Bank, from the Required Banks or from all Banks with respect to the taking of or omission to take any action in connection with the administration or collection of any Loan, in connection with the holding of or realization upon any Collateral or pursuant to or otherwise in connection with any Loan Document, the Agent shall (i) be entitled to refrain from taking or omitting to take such action until the Agent receives such instruction or advice and
(ii) shall not be liable for so refraining.

          f. Failure to Act. The Agent shall be fully justified in omitting to take any action (including, but not limited to, commencing any action or other legal proceeding) in connection with the administration or collection of any Loan, in connection with the holding of or realization upon any Collateral or pursuant to or otherwise in connection with any Loan Document, and shall not be liable for omitting to take such action, if
(i) in the opinion of the Agent, such action would violate any Law or any provision of any Loan Document, (ii) the Agent requests any instruction or advice from any Bank, from the Required Banks or from all Banks with respect to the taking of such action and has not received such instruction or advice or
(iii) the Agent is not, upon its request, indemnified to its satisfaction by all Banks against each liability, cost and expense (including, but not limited to, the reasonable fees and disbursements of counsel to the Agent) imposed on, incurred by or asserted against it as a direct or indirect result of the taking of such action.

          g. Reliance. The Agent shall be fully justified in relying on, and shall not be liable for relying on, (i) any oral (including, but not limited to, telephonic), written (including, but not limited to, facsimile) or other notice, request, certificate or other communication that the Agent believes to be genuine and correct and to have been given, sent or delivered by the Person or Persons by whom or by which it purports to have been given, sent or delivered and (ii) any advice or opinion received by the Agent from any professional advisor (including, but not limited to, any attorney, accountant, or other expert), whether or not selected or retained by the Agent.

          h. Defaults. The Agent shall not be deemed to have knowledge of the occurrence or existence of any Event of Default or Default other than an Event of Default described in clause
(i) of Section 12u of this Agreement unless the Agent receives
(i) from any Bank a written notice that states that it is a "Notice of Default" and identifies such Event of Default or Default or (ii) a certificate described in Section 6g of this Agreement that identifies such Event of Default or Default as such. Subject to any other provision of this Section 10 (including, but not limited to, Section 10f of this Agreement), the Agent shall take such action with respect to any Event of Default or Default as is directed by the Required Banks; provided, however, that until the Agent receives any such direction, it may, but shall not be obligated to, take or omit to take such action with respect to such Event of Default or Default as it deems to be in the best interests of the Banks.

          i. Provision of Information. Subject to any other provision of this Section 10, the Agent shall (i) promptly forward to each Bank a copy of any certificate or other writing that is required to be provided to the Agent by the Borrower, or by any officer of the Borrower, pursuant to this Agreement and that is so provided (including, but not limited to, any certificate from any officer of the Borrower referred to in
Section 10h of this Agreement) that the Agent reasonably believes not to have been disclosed to such Bank, (ii) promptly notify each Bank of any Event of Default described in clause (i) of
Section 12u of this Agreement that the Agent reasonably believes not to have been disclosed to such Bank and (iii) promptly forward to each Bank a copy of any written notice from any Bank referred to in Section 10 of this Agreement that the Agent reasonably believes not to have been disclosed to such Bank.

          j. Non-Reliance. Each Bank represents and warrants to the Agent and to each other Bank that it has (i) independently made its own investigation into an appraisal of the business, operations, assets, affairs and conditions (financial or other) of the Borrower and of each Subsidiary, (ii) independently made its own analysis and judgment as to the creditworthiness of the Borrower, (iii) independently made its own decision concerning whether to enter into this Agreement and (iv) not relied upon any representation or warranty made, any action taken or omitted to be taken, or any information provided, by the Agent or by any other Bank in doing any of the things described in clauses (i) through (iii), and shall not rely upon any representation or warranty made, any action taken or omitted to be taken, or any information provided, by the Agent or by any other Bank in doing any of such things.

          k. Exculpation. Neither the Agent nor any officer, employee, accountant, attorney or other agent of the Agent shall be liable for any action taken or omitted to be taken by it, him or her in connection with the holding or realization upon any Collateral or pursuant to or otherwise in connection with any Loan Document unless such action directly results from its, his or her gross negligence or willful misconduct.

          l. Expenses. Each Bank shall pay to the Agent on demand each reasonable cost and expense (including, but not limited to, the reasonable fees and disbursements of counsel to the Agent) incurred by the Agent in connection with the Agent's acting on behalf of any Bank in connection with the administration or collection of any Loan, in connection with the holding of or realization upon any Collateral or pursuant to or otherwise in connection with any Loan Document to the extent that the Agent is not reimbursed for such cost or expense by the Borrower; provided, however, that such Bank's liability pursuant to this sentence shall be limited to its Pro Rata Share at the time such cost or expense is so incurred.

          m. Indemnification. Each Bank shall indemnify the Agent against each liability and each reasonable cost and expense (including, but not limited to, the reasonable fees and disbursements of counsel to the Agent) imposed on, incurred by or asserted against the Agent as a direct or indirect result of the Agent's (i) acting on behalf of any Bank in connection with the administration or collection of any Loan, in connection with the holding of or realization upon any Collateral or pursuant to or otherwise in connection with any Loan Document or (ii) in so acting, taking or omitting to take any action unless such acting, taking or omitting to take such action results from the Agent's gross negligence or willful misconduct; provided, however, that such Bank's liability pursuant to this sentence shall be limited to its Pro Rata Share at the time such liability, cost or expense is so imposed, incurred or asserted.

          n. Successor. Any Person serving as the Agent may resign from such service at any time, effective upon sending or delivering notice of such resignation to the Borrower and to each Bank and the appointment of a successor Agent pursuant to this
Section 10n. Upon any such resignation, the Required Banks may, after consultation among the Banks and with the Borrower, appoint another Bank as the Agent. If no other Bank is so appointed and accepts such appointment within 30 days after the date of such resignation, then the Person resigning as the Agent may, on behalf of the Banks, after consultation with the Banks and the Borrower, appoint as the Agent another Bank or any other commercial banking institution organized under any Law of the United States or of any state of the United States and having a combined capital and surplus of at least $500,000,000. In either case, reasonable efforts shall be made to appoint a successor Agent having an office in Buffalo, New York. Upon accepting appointment as the Agent, (i) any Person shall be entitled to receive from its predecessor as the Agent such documents of assignment or other transfer as such Person reasonably requests, and shall succeed to all rights and obligations of such predecessor, and (ii) such predecessor shall be discharged from all obligations as the Agent. After any Person resigns as the Agent, the provisions of this Section 10 (including, but not limited to, Sections 101 and 10m of this Agreement) shall inure to its benefit as to all actions taken or omitted to be taken by it while it was the Agent.

          o.   Cooperation of Banks.  Each Bank shall
(i) promptly notify each other Lending Entity of each Event of Default or Default of which such Bank acquires knowledge and that such Bank reasonably believes not to have been disclosed to each other Lending Entity, (ii) provide each other Lending Entity with all information and documentation that such other Lending Entity reasonably requests in connection with the performance by such other Lending Entity of any obligation of such other Lending Entity pursuant to any Loan Document and (iii) cooperate with the Agent in connection with all matters relating to the administration or collection of any Loan, to the holding of or realization upon any Collateral or to any Loan Document.

          p. Sharing of Amounts. If any Bank shall obtain any amount (whether by voluntary or involuntary payment, by operation of law, by realization upon any Collateral, by exercise of any right of setoff or otherwise) on account of any Loan that results in all amounts received by such Bank on account of such Loan exceeding its Pro Rata Share, then such Bank shall purchase or repurchase from the rest of the Banks such participation interests in the Loans made by them as shall be necessary to result in such ratio being the same as immediately before such receipt of such amount.

          q. Benefit. The provisions of this Section 10 are solely for the benefit of each Lending Entity, and the Borrower shall not be entitled to any benefit because of the existence of, to rely on, or to assert any claim or defense against any Lending Entity based upon, any such provision. Such provisions may be modified without any consent of or notice to the Borrower; provided, however, that, without the written consent of the Borrower, there may not be any such modification that would
(i) modify this sentence or (ii) modify the requirement of
Section 10n of this Agreement of notice to the Borrower of any resignation of any Person serving as the Agent from such service.

          11.  GENERAL.

          a. Term; Survival. The term of this Agreement shall be until the principal amount of each Loan, all interest owing pursuant to this Agreement and all other amounts owing by the Borrower to any Lending Entity pursuant to this Agreement have been fully, finally and indefeasibly repaid, paid or otherwise discharged. The obligation of the Borrower to pay liabilities, costs and expenses described in Section 9 of this Agreement shall survive beyond the term of this Agreement.

          b. Survival; Reliance. Each representation, warranty, covenant and agreement contained in this Agreement shall survive the making of each Loan and the execution and delivery of each Loan Document and shall continue in full force and effect during the term of this Agreement, except to the extent modified in accordance with the terms of this Agreement. Each such representation, warranty, covenant and agreement shall be presumed to have been relied upon by each Lending Entity.

          c. Cumulative Nature, Nonexclusive Exercise and Waivers of Rights and Remedies. All rights and remedies of any Lending Entity pursuant to this Agreement or arising as a result of this Agreement shall be cumulative, and no such right or remedy shall be exclusive of any other such right or remedy. For example, all rights and remedies of any Lending Entity pursuant to Section 8 of this Agreement shall be in addition to all other rights and remedies of such Lending Entity, whether pursuant to any Loan Document or pursuant to applicable law. No single or partial exercise by any Lending Entity of any such right or remedy shall preclude any other or further exercise thereof, or any exercise of any other such right or remedy, by any Lending Entity. No course of dealing or other conduct heretofore pursued, accepted or acquiesced in, no course of performance or other conduct hereafter pursued, accepted or acquiesced in, no oral or written agreement or representation heretofore made, and no oral agreement or representation hereafter made, by or on behalf of any Lending Entity, whether or not relied or acted upon, and no usage of trade, whether or not relied or acted upon, shall operate as a waiver of any such right or remedy. No delay by any Lending Entity in exercising any such right or remedy, whether or not relied or acted upon, shall operate as a waiver thereof or of any other such right or remedy. No notice or demand of any kind, and no attempted but unsuccessful notice or demand of any kind, by any Lending Entity prior to exercising any such right or remedy on any one occasion, whether or not relied or acted upon, shall operate as a waiver of any right of any Lending Entity to exercise the same or any other such right or remedy on such or any future occasion without any notice or demand of any kind. No waiver by any Lending Entity of any such right or remedy shall be effective unless made in a writing duly executed by the Required Banks and specifically referring to such waiver; provided, however, that (i) without the written consent of each Bank, there may not be made any such waiver that would
(A) change, or have the effect of changing, any requirement of the last sentence of Section 11d of this Agreement, (B) release any asset from any Lien imposed or created pursuant to any Loan Document, (C) reduce (I) the rate of interest payable on the outstanding principal amount of any Loan or (II) any fee payable pursuant to any Lending Entity pursuant to this Agreement, (D) extend the due date, or change the amount, of any repayment or payment required to be made pursuant to this Agreement or (E) reduce, or have the effect of reducing, the number of Banks or percentage of the total outstanding principal amounts of all Loans required for any action to be taken pursuant to this Agreement and (ii) without the written consent of the Agent, there may not be made any such waiver that would adversely affect the interest, right or obligation of the Agent as agent for the Banks. No waiver by any Lending Entity on any one occasion of any such right or remedy shall operate as a waiver thereof or of any other such right or remedy on any future occasion.

          d. Entire Agreement. This Agreement contains the entire agreement between each Lending Entity and the Borrower with respect to the subject matter of this Agreement, and supersedes each course of dealing or other conduct heretofore pursued, accepted or acquiesced in, and each oral or written agreement and representation heretofore made, by or on behalf of any Lending Entity with respect thereto, whether or not relied or acted upon. No course of performance or other conduct hereafter pursued, accepted or acquiesced in, and no oral agreement or representation hereafter made, by or on behalf of any Lending Entity, whether or not relied or acted upon, and no usage of trade, whether or not relied or acted upon, shall modify or terminate this Agreement or impair or otherwise affect any indebtedness, liability or obligation of the Borrower pursuant to this Agreement or any right or remedy of any Lending Entity pursuant to this Agreement or otherwise. No modification or termination of this Agreement shall be effective unless made in a writing duly executed by the Required Banks and specifically referring to each provision of this Agreement being modified or to such termination; provided, however, that (i) without the written consent of each Bank, there may not be made any such modification that would (A) modify this sentence, (B) release any asset from any Lien imposed or created pursuant to any Loan Document, (C) reduce (I) the rate of interest payable on the outstanding principal amount of any Loan or (II) any fee payable pursuant to any Lending Entity pursuant to this Agreement, (D) extend the due date, or change the amount, of any repayment or payment required to be made pursuant to this Agreement or (E) reduce, or have the effect of reducing, the number of Banks or percentage of the total outstanding principal amounts of all Loans required for any action to be taken pursuant to this Agreement and (ii) without the written consent of the Agent, there may not be made any such modification that would adversely affect any interest, right or obligation of the Agent as agent for the Banks.

          e. Governing Law. This Agreement shall be governed by and construed, interpreted and enforced in accordance with the internal law of the State of New York, without regard to princi-ples of conflict of laws.

          f. Notices to Borrower. Each notice to, each demand upon, and each other communication to, the Borrower by any Lending Entity relating to this Agreement may be (i) delivered in person in writing or (ii) sent by mail, by established overnight courier service, by telegram or by mailgram. Each such notice, demand and other communication sent by mail, by established overnight courier service, by telegram or by mailgram shall be directed as follows or as may at any time and from time to time be specified in any notice delivered or sent to such Lending Entity by the Borrower:

                    Moog Inc.
                    Jamison Road and Seneca Street
                    East Aurora, New York  14052-0018
                    Attention:  William P. Burke, Treasurer

Each such notice, demand and other communication shall be deemed to have been given (i) if sent by mail, two days after when deposited in the mail, certified postage prepaid, return receipt requested, or two days after when delivered to any post office for sending by registered mail, return receipt requested, directed to the Borrower at the address determined in accordance with the preceding sentence, (ii) if sent by established overnight courier service, one day after delivered to any office of such service directed to the Borrower at the address determined in accordance with the preceding sentence or (iii) if sent by telegram or by mailgram, when delivered to any telegraph or mailgram office directed to the Borrower at the address determined in accordance with the preceding sentence.

          g. Notices to Lending Entities. Each notice to, each demand upon, and each other communication to, any Lending Entity by the Borrower or by any other Lending Entity relating to this Agreement may be (i) delivered in person in writing or (ii) sent by mail, by established overnight courier service, by facsimile, by telegram or by mailgram. Each such notice, demand and other communication sent by mail, by established overnight courier service, by facsimile, by telegram or by mailgram shall be directed as follows as may at any time and from time to time be specified in any notice delivered or sent to the Borrower and each other Lending Entity by such Lending Entity:

     Marine Midland Bank                     Fax: 716-855-0384
     One Marine Midland Center
     Buffalo, New York  14203
     Attention:  Regional Commercial
                 Banking Department


     Manufacturers and Traders               Fax: 716-848-7318
       Trust Company
     One Fountain Plaza
     Buffalo, New York  14203
     Attention:  Western New York Commercial
                 Banking Department


     Fleet Bank of New York                  Fax: 716-847-7260
     10 Fountain Plaza
     Buffalo, New York  14202
     Attention:  Gerald A. Lee,
                 Vice President


     The Mitsubishi Bank, Ltd.               Fax: 212-667-3562
     225 Liberty Street
     Two World Financial Center
     New York, New York  10261-1059
     Attention:  Naoshi Kinoshita,
                 Assistant Vice President
                 U.S. Corporate Banking Department


     The Daiwa Bank, Limited                 Fax: 212-818-0865
     450 Lexington Avenue, Suite 1700
     New York, New York  10017
     Attention:  James M. Drum,
                 Assistant Vice President

     Barnett Bank of Pinellas County         Fax: 813-892-1545
     Barnett Tower, 18th Floor
     One Progress Plaza
     St. Petersburg, FL  33701
     Attention:  Harold G. Garlock, Jr.,
                 Senior Vice President


     National Bank of Canada                 Fax: 716-852-6832
     Suite 2540 - Main Place Tower
     350 Main Street
     Buffalo, New York  14202
     Attention:  Robert G. Uhrig, Vice
                 President

Each such notice, demand and other communication sent by the Borrower shall be deemed to have been given (i) if sent by mail, two days after when deposited in the mail, certified postage prepaid, return receipt requested, or two days after when delivered to any post office for sending by registered mail, return receipt requested, directed to such Lending Entity at the address determined in accordance with the preceding sentence,
(ii) if sent by established overnight courier service, one day after delivered to any office of such service directed to such Lending Entity at the address determined in accordance with the preceding sentence or (iii) if sent by facsimile, by telegram or by mailgram, when delivered to any facsimile operator or to any telegraph or mailgram office directed to such Lending Entity at the address determined in accordance with the preceding sentence. Each such notice, demand and other communication sent by any other Lending Entity shall be deemed to have been given when actually received.

          h. Assignments and Participations. This Agreement shall inure to the benefit of, and be enforceable by, each Lending Entity, each successor of each Lending Entity and each assignee of any of the rights and remedies of each Lending Entity pursuant to this Agreement, and shall be binding upon the Borrower, upon each successor of the Borrower and upon each assignee of any of the rights of the Borrower pursuant to this Agreement; provided, however, that (i) the Borrower shall not assign or otherwise transfer any of the rights of the Borrower pursuant to this Agreement without the prior written consent of each Lending Entity, and any such assignment or other transfer without such prior written consent shall be void and (ii) no consent by any Bank to any such assignment or other transfer shall release the Borrower from any indebtedness, liability or obligation of the Borrower pursuant to any Loan Document; and, provided, however, that (i) no Bank shall assign or otherwise transfer, or to grant any participation in, any indebtedness, liability or obligation of the Borrower to such Bank pursuant to this Agreement or any of the rights and remedies of such Bank pursuant to this Agreement (other than any pledge of any Revolving Loan Note or any Term Loan Note to any Federal Reserve
Bank) without, in the case of any such assignment or other transfer, the prior written consent of the Required Banks and, except upon or at any time or from time to time after the occurrence or existence of any Event of Default, of the Borrower and, in the case of any such granting of a participation interest, the prior written consent of each Lending Entity and, except upon or at any time or from time to time after the occurrence or existence of any Event of Default, of the Borrower (any such assignment or other transfer or granting of a participation interest without such consent of the Borrower being able to be only to a financial institution), and any such assignment or other transfer or granting of a participation interest without such prior written consent shall be void and
(ii) no consent to any such assignment or other transfer or granting of a participation interest shall release such Bank from any obligation of such Bank pursuant to any Loan Document.

          i. Requests. Each request of any Lending Entity pursuant to this Agreement may be made (i) at any time and from time to time, (ii) at the sole option of such Lending Entity and
(iii) whether or not any Event of Default or Default has occurred or existed; provided, however, that reasonable efforts shall be made to coordinate similar requests to the Borrower from more than one Lending Entity so as to limit the resultant administrative burden on the Borrower.

          j. Right of Setoff. Upon and at any time and from time to time after the occurrence or existence of any Event of Default, (i) each Bank shall have the right, at the sole option of such Bank and without any notice or demand of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), to set off against the outstanding principal amount of each Loan made by such Bank, against all interest owing pursuant to this Agreement and remaining unpaid and against all other amounts owing by the Borrower to such Bank pursuant to this Agreement and remaining unpaid each indebtedness of such Bank in any capacity to the Borrower in any capacity, whether alone or otherwise and whether or not then due, (including, but not limited to, any such indebtedness arising as a direct or indirect result of any deposit account other than a payroll or employee benefits account, whether evidenced by a certificate of deposit or otherwise), and (ii) each holder of any participation in any unpaid indebtedness of the Borrower to any Bank pursuant to this Agreement shall have the right, at the sole option of such holder and without any notice or demand of any kind (each of which is knowingly, voluntarily, intentionally and irrevocably waived by the Borrower), to set off against such unpaid indebtedness, to the extent of such holder's participation in such unpaid indebtedness, each indebtedness of such holder in any capacity to the Borrower in any capacity, whether alone or otherwise and whether or not then due, (including, but not limited to, any such indebtedness arising as a direct or indirect result of any deposit account other than a payroll or employee benefits account, whether evidenced by a certificate of deposit or otherwise). Each exercise of such right by such Bank or by such holder shall be deemed to be immediately effective at the time such Bank or such holder opts therefor even though evidence thereof is not entered on the records of such Bank or of such holder until later. If any such Bank or any such holder of any participation inadvertently so sets off against any such payroll or employee benefits account, upon discovery it shall promptly reverse such set off.

          k. Invalidity. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable Law. If, however, any such provision shall be prohibited by or invalid under such Law, it shall be deemed modified to conform to the minimum requirements of such Law, or, if for any reason it is not deemed so modified, it shall be prohibited or invalid only to the extent of such prohibition or invalidity without the remainder thereof or any other such provision being prohibited or invalid.

          l. Directly or Indirectly. Any provision of this Agreement that prohibits or has the effect of prohibiting the Borrower or any Subsidiary from taking any action shall be construed to prohibit it from taking such action directly or indirectly.

          m. Accounting Terms and Computations. Each account-ing term used in this Agreement shall be construed as of any time in accordance with generally accepted accounting principles as in effect at such time in the United States or, in the case of any Minor Foreign Subsidiary (where consistent with the prior practice of such Minor Foreign Subsidiary), in the jurisdiction in which such Minor Foreign Subsidiary is located. Each accounting computation that this Agreement requires to be made as of any time shall be made in accordance with such principles as in effect at such time, except where such principles are incompatible with any requirement of this Agreement.

          n. Reference to Law. Any reference in this Agreement to any Law shall be deemed to be as of any time a reference to such Law as in effect at such time or, if such Law is not in effect at such time, a reference to any similar Law in effect at such time.

          o. Reference to Governmental Authority. Any refer-ence in this Agreement to any Governmental Authority shall be deemed to be as of any time after such Governmental Authority ceases to exist a reference to the successor of such Governmental Authority at such time.

          p. Reference to Event of Default. Any reference in this Agreement or in any other Loan Document to any Event of Default shall be deemed as of any time a reference only to an Event of Default that has not been waived pursuant to the terms of this Agreement or such other Loan Document, as applicable.

          q. Release of Certain Liens. Upon request of the Borrower, the Agent shall release each mortgage and security interest granted to the Agent as security for any amount owing by the Borrower to any Lending Entity pursuant to this Agreement and covering any real or personal property of the Borrower or any

Domestic Subsidiary if (i) there has not occurred or existed at any time during the period beginning on the date of this Agreement and ending at the time such release is to occur, and there does not exist at the time such release is to occur, any Event of Default or Default that has not been cured by the Borrower or waived by the Required Banks and (ii) as of the end of each of the three fiscal quarters of the Borrower immediately preceding the fiscal quarter of the Borrower in which such release is to occur the Consolidated Liabilities to Worth Ratio is 200% or less.

          r. Classified Programs. Notwithstanding any other provision of this Agreement, no provision of this Agreement shall operate to require the disclosure of any information relating to any classified program involving the United States Department of Defense in contravention of any restriction described in the second parenthetical contained in clause (v) of Section 6g of this Agreement or to require any party to a contract relating to any such classified program to be performed by the Borrower or any Subsidiary to accept performance by any other Person without any prior consent required under such classified program.

          s. Headings. In this Agreement, headings of sections are for convenience of reference only, and are not of substantive effect.

          t. Counterparts. This Agreement may be executed in any number of counterparts and signature pages, but all of such counterparts shall together constitute a single agreement.

          12.  DEFINITIONS.  For purposes of this Agreement:

          a.   Accumulated Funding Deficiency.  "Accumulated
Funding Deficiency" has the meaning given to such term in
Section 412(a) of the Internal Revenue Code.

          b. Acquisition. "Acquisition" means the acquisition by the Borrower of the mechanical and hydraulic actuation product lines of AlliedSignal Inc. as contemplated by that certain Stock Purchase Agreement dated June 7, 1994 between the Borrower and AlliedSignal Inc.

          c. Affiliate. "Affiliate" means, other than all Subsidiaries, (i) any Person who or that now or hereafter has Control of, or is now or hereafter under common Control with, the Borrower or any Subsidiary or over whom or over which the borrower or any Subsidiary now or hereafter has Control, (ii) any Person who is now or hereafter related by blood, by adoption or by marriage to any Person referred to in clause (i) of this sentence or now or hereafter resides in the same home as any such Person, (iii) any Person who is now or hereafter a director or officer of the Borrower or (iv) any Person who is now or hereafter related by blood, adoption or by marriage to any Person referred to in clause (iii) of this sentence or now or hereafter resides in the same home as any such Person or over whom or over which any such Person now or hereafter has Control.

          d. Agent. "Agent" means (i) Marine as agent for the Banks or (ii) any direct or indirect successor to Marine as agent for the Banks.

          e. Bankruptcy Law. "Bankruptcy Law" means any bankruptcy or insolvency Law or any other Law relating to the relief of debtors, to the readjustment, composition or extension of indebtedness, to liquidation or to reorganization.

          f. Business Day. "Business Day" means any day other than a Saturday or Sunday on which commercial banking institutions are open for business in Buffalo, New York and, in the context of any aspect of any LIBOR Rate Portion, on which United States dollar deposits in immediately available funds are offered in the London interbank eurodollar market.

          g.   CERCLA.  "CERCLA" means the Comprehensive
Environmental Response, Compensation, and Liability Act of 1980, as amended.

          h. Collateral. "Collateral" means any collateral, subordination, guaranty, endorsement or other security or assurance of payment now or hereafter directly or indirectly securing the repayment or payment of, or otherwise now or hereafter directly or indirectly applicable to, any of the principal amount of any Loan, any interest owing to any Bank pursuant to this Agreement or any other amount owing by the Borrower to any Lending Entity pursuant to any Loan Document including, but not limited to, the guarantees, pledges, security interests, mortgages, assignments and other security identified as "Collateral" in Exhibit A attached to and made a part of this Agreement.

          i. Consolidated Liabilities To Worth Ratio. "Consolidated Liabilities To Worth Ratio" means the ratio, expressed as a percentage, of all consolidated liabilities of the Borrower as of the end of any fiscal quarter of the Borrower to the consolidated tangible net worth of the Borrower as of the end of such fiscal quarter. For purposes of calculating such ratio, tangible net worth means shareholders' equity, but excluding therefrom any intangible assets (including but not limited to goodwill).

          j. Contingent Obligation. "Contingent Obligation" means, with respect to any Person, any Contract pursuant to which such Person guarantees, or is obligated in any other manner, whether directly or indirectly or absolutely or contingently, with respect to, the payment of any Indebtedness, the payment or making of any Distribution, or the performance of any Contract, by any other Person (including, but not limited to, any Contract pursuant to which such Person is obligated to (i) maintain the net worth of any other Person, (ii) purchase, repurchase or otherwise acquire any such Indebtedness, Distribution or Contract or any asset securing the payment of any such Indebtedness, the payment or making of any such Distribution or the performance of any such Contract, (iii) provide funds for or otherwise assure the payment of any such Indebtedness, the payment or making of any such Distribution or the performance of any such Contract, whether by means of any Investment, by means of any sale, purchase or lease as a lessor or lessee of any asset or service or otherwise, or (iv) protect any other Person against loss with respect to any such Indebtedness, Distribution or Contract, but not including any Contract pursuant to which such Person guarantees solely its own performance of such Contract), except for any Contract resulting from the endorsement in the ordinary course of business of any check or other negotiable instrument for deposit or for collection.

          k. Contract. "Contract" means, with respect to any Person, any agreement, promise or other undertaking to which such Person is a party or by which such Person or any asset of such Person is bound.

          l. Control. "Control" means, with respect to any Person, whether direct or indirect, (i) if such Person is a corporation, the power to vote 20% or more of the outstanding shares of any class of stock of such Person ordinarily having the power to vote for the election of directors of such Person,
(ii) the beneficial ownership of 20% or more of the outstanding shares of any class of stock of such Person or of 20% or more of any other ownership interest in such Person or (iii) the power to direct or cause the direction of the management and policies of such Person, whether by ownership of any stock or other ownership interest, by agreement or otherwise; provided, however, that no Pension Plan or employee stock ownership plan of the Borrower shall be considered to Control the Borrower or any Subsidiary.

          m. Default. "Default" means (i) any default by the Borrower described in clauses (i) or (iv) of Section 12u of this Agreement and (ii) the commencement of any case or other proceeding against the Borrower or any Domestic Subsidiary or Major Foreign Subsidiary described in clauses (vi) or (vii) of
Section 12u of this Agreement regardless of whether any notice, lapse of time or both notice and lapse of time otherwise required pursuant to such clauses (i), (iv), (vi) or (vii) has been given or occurred.

          n.   Designated Financial Officer.  "Designated
Financial Officer" means the chief financial officer, the Treasurer or the Controller of the Borrower.

          o. Designated Officer. "Designated Officer" means the President or any Executive Vice President of the Borrower.

          p. Distribution. "Distribution" means, with respect to any corporation, (i) any dividend or other distribution, whether in cash or in the form of any other asset, on account of any of its stock or (ii) any payment on account of any purchase, redemption, retirement or other acquisition of any of its stock.

          q.   Domestic Subsidiary.  "Domestic Subsidiary" means
(i) any Subsidiary having any place of business located in the United States other than Moog Controls Corporation, (ii) Moog FSC Ltd. and any other Subsidiary that is a foreign sales corporation and (iii) Torrance.

          r. EBITDA. "EBITDA" means, for any fiscal year of the Borrower, the sum of (i) the consolidated net income of the Borrower for such fiscal year plus (ii) the consolidated interest expense, income and franchise tax expense, amortization and depreciation and other non-cash charges deducted in determining such consolidated net income of the Borrower for such fiscal year.

          s. Environmental Law. "Environmental Law" means any Law relating to public health or safety or to protection of the environment, including, but not limited to, (i) CERCLA and
(ii) the Resource Conservation and Recovery Act, as amended.

          t.   ERISA.  "ERISA" means the Employee Retirement
Income Security Act of 1974, as amended.

          u. Event of Default. An "Event of Default" occurs or exists if (i) the Borrower defaults in the repayment within ten days of when due of any of the principal amount of any Loan or in the payment when due of any interest owing pursuant to this Agreement or of any other amount owing by the Borrower to any Lending Entity pursuant to this Agreement, (ii) the Borrower or any Domestic Subsidiary defaults in the payment within any applicable grace period of when due, whether by acceleration or otherwise, of any sum, whether payable for principal, for interest or otherwise and whether the obligation to make payment thereof now exists or hereafter arises, that is now or hereafter owing by it to any Lending Entity not pursuant to this Agreement, the maturity of any such sum is accelerated or there occurs or exists any event or condition that permits the acceleration of the maturity of any such sum, (iii) the Borrower or any Domestic Subsidiary defaults in the payment within any applicable grace period of when due, whether by acceleration or otherwise, of any sum that involves an outstanding principal amount in excess of $100,000, whether payable for principal, for interest or otherwise and whether the obligation to make payment thereof now exists or hereafter arises, that is now or hereafter owing by it to any Person (including any Sharing Creditor) other than any Lending Entity that is not also a Sharing Creditor other than that the nonpayment of which is permitted by Section 6h of this Agreement, the maturity of any such sum is accelerated or there occurs or exists any event or condition that permits the acceleration of the maturity of any such sum, (iv) the Borrower or any Subsidiary defaults in the performance when due of any obligation owing by it to any Lending Entity pursuant to this Agreement or any other Loan Document other than an obligation to pay money and, if such obligation is not pursuant to Sections 6c, 6d or 6e or Section 7 of this Agreement, such default continues for thirty days after notice thereof is given by the Agent to the Borrower, (v) the Borrower, any Domestic Subsidiary or any Major Foreign Subsidiary is dissolved, ceases to exist, participates or agrees to participate in any merger, consolidation or other absorption (other than (A) any such dissolution, merger, consolidation or other absorption of any Domestic Subsidiary that results in all of the assets of such Domestic Subsidiary being transferred to the Borrower and (B) any merger, consolidation or other absorption of any Foreign Subsidiary into or with any other Foreign Subsidiary), assigns, sells or otherwise transfers or disposes of all or substantially all of its assets, makes or permits a fraudulent transfer or fraudulent conveyance of any of its assets, makes any bulk sale, sends any notice of any intended bulk sale, becomes insolvent (however such insolvency is evidenced), generally fails to pay its debts as they become due, suspends or ceases its present business, has served or filed against it or against any of its assets any attachment, levy, tax lien, warrant or similar lien other than a Permitted Lien or has entered against it or against any of its assets any judgment, order or award of any Governmental Authority or of any arbitrator, (vi) the Borrower has any receiver, trustee, liquidator, sequestrator or custodian of it or of any of its assets appointed (whether with or without its consent), makes any assignment for the benefit of creditors or commences or has commenced against it any case or other proceeding pursuant to any Bankruptcy Law or any formal or informal proceeding for the dissolution, liquidation or winding up of the affairs of, or for the settlement of claims against, it that, in the case of any such case or other proceeding commenced against it is not dismissed within sixty days of its commencement, (vii) any Domestic Subsidiary or any Major Foreign Subsidiary has any receiver, trustee, liquidator, sequestrator or custodian of it or of any of its assets appointed (whether with or without its consent), makes any assignment for the benefit of creditors or commences or has commenced against it any case or other proceeding pursuant to any Bankruptcy Law or any formal or informal proceeding for the dissolution, liquidation or winding up of the affairs of, or for the settlement of claims against, it that, in the case of any such case or other proceeding commenced against it is not dismissed within sixty days of its commencement, (viii) any representation or warranty made in this Agreement proves, as of any time during the period beginning on the date of this Agreement and ending at the time any Loan is made or as of the time any Loan is made, to have been incorrect or misleading in any material respect, except to the extent updated in a certificate executed by a Designated Officer and a Designated Financial Officer and received by each Lending Entity,
(ix) any representation or warranty heretofore or hereafter made to any Lending Entity by or on behalf of the Borrower or by or on behalf of any Subsidiary proves, as of the date of such representation or warranty, to have been incorrect or misleading in any material respect, or any financial statement heretofore or hereafter provided to any Lending Entity by or on behalf of the Borrower or by or on behalf of any Subsidiary proves, as of the date of such financial statement, to not have fairly presented the financial information it contains, (x) there occurs or exists with respect to any Pension Plan any Prohibited Transaction, Reportable Event or other event or condition that, in the reasonable opinion of the Required Banks, constitutes or will constitute grounds for the institution by the Pension Benefit Guaranty Corporation of any proceeding under ERISA seeking the termination of such Pension Plan or the appointment of a trustee to administer such Pension Plan, the Pension Benefit Guaranty Corporation institutes any proceeding under ERISA seeking the termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan, any Person other than the Pension Benefit Guaranty Corporation institutes any proceeding under ERISA seeking the termination of any Pension Plan or the appointment of a trustee to administer any Pension Plan that is, in the reasonable opinion of the Required Banks, likely to result in the termination of such Pension Plan, any trustee is appointed by a United States District Court to administer any Pension Plan, any Pension Plan is terminated or there are vested unfunded liabilities under any Pension Plan that, in the reasonable opinion of the Required Banks, have or will have any Significant Economic Impact, (xi) there occurs any change in Control of the Borrower or of any Subsidiary (other than (A) a loss of Control by any Person without a gaining of Control by any other Person and (B) a gaining of Control by any Person identified as an "Allowed Control Person" in Exhibit A attached to and made a part of this Agreement) that is, in the opinion of the Required Banks, materially adverse to their interest (it being acknowledged by each Bank that the acquisition of the remaining outstanding shares of Moog Japan Ltd. by the Borrower would not constitute any such change in Control) and is not corrected to their full satisfaction within thirty days after the Agent delivers, gives or sends to the Borrower a notice that they consider such change materially adverse to their interest or (xii) any Loan Document is rendered invalid or the Borrower or any Subsidiary questions the validity of any Loan Document or of any Lien imposed or created pursuant to any Loan Document.

          v.   Existing Senior Indebtedness.  "Existing Senior
Indebtedness" means the Indebtedness described as such in Exhibit A attached to and made a part of this Agreement.

          w.   Foreign Subsidiary.  "Foreign Subsidiary" means
(i) any Subsidiary not having any place of business located in the United States other than Moog FSC Ltd. or any other
Subsidiary that is a foreign sales corporation and (ii) Moog
Controls Corporation.

          x. Governmental Authority. "Governmental Authority" means, whether of the United States, of any state or territory thereof or of any foreign jurisdiction, any government, political subdivision, court, agency, central bank or other entity, body, organization or group exercising any executive, legislative, judicial, regulatory or administrative function of government.

          y.   Hazardous Material.  "Hazardous Material" means
(i) any "hazardous substance" as such term is defined in 42 U.S.C. Section 9601(14), (ii) any "hazardous waste" as such term is defined in 42 U.S.C. Section 6903(5), (iii) any pollutant, contaminant or hazardous, dangerous or toxic chemical, material, waste or other substance defined under or subject to any other
Environmental Law relating to or imposing liability or standard of conduct with respect to any pollutant, contaminant or hazardous, dangerous or toxic chemical, material, waste or other substance or (iv) any petroleum product.

          z. Indebtedness. "Indebtedness" means, with respect to any Person, (i) any indebtedness, liability or obligation of such Person that should, in accordance with generally accepted accounting principles, be classified and accounted for as a liability on a balance sheet of such Person, (ii) any indebtedness, liability or obligation of such Person pursuant to any Contingent Obligation of such Person, (iii) any indebtedness, liability or obligation of such Person pursuant to any conditional sale Contract, capital lease or other title retention Contract with respect to any asset acquired by such Person even though the seller, lessor or other creditor pursuant to such conditional sale Contract, capital lease or other title retention Contract is limited to repossession or sale of such asset to satisfy such indebtedness, liability or obligation, (iv) any indebtedness, liability or obligation secured by any Lien upon any asset of such Person even though such Person is not obligated to pay such indebtedness, liability or obligation, (v) any claim or demand of any materialman, mechanic, carrier, warehouseman, garageman or landlord that if unpaid would result in the imposition or creation of any Lien upon any asset of such Person or (vi) the face amount of any letter of credit issued for the account of such Person.

          aa. Internal Revenue Code. "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended.

          bb. Investment. "Investment" means, with respect to any Person, any loan, advance or other extension of credit (other than unsecured normal trade credit extended upon customary terms in the ordinary course of such Person's business) or capital contribution to, any purchase or other acquisition of any security of or interest in, or any other investment in, any other Person.

          cc. Law. "Law" means any statute, ordinance, regulation, rule, interpretation, decision, guideline or other requirement enacted or issued by any Governmental Authority.

          dd.  Lending Entity.  "Lending Entity" means (i) any
Bank or (ii) the Agent.

          ee. LIBOR Rate. "LIBOR Rate" means, for any period, the rate, as determined by the Agent from any broker, quoting service or commonly available source utilized by the Agent, at which United States dollar deposits in immediately available funds are offered in the London interbank eurodollar market at 11:00 a.m. London time (or as soon thereafter as practicable) on the date that is two Business Days before the first day of such period for delivery on the first day of such period for a period equal to such period.

          ff. LIBOR Rate Election. "LIBOR Rate Election" means any election by the Borrower to have the interest charged for any period on a portion of the outstanding principal amount of any Loan determined by reference to the LIBOR Rate.

          gg. LIBOR Rate Margin. "LIBOR Rate Margin" means (i) at any time the Consolidated Liabilities To Worth Ratio of the Borrower as of the end of its most recent fiscal quarter is greater than 275%, 2.00%, (ii) at any time the Consolidated Liabilities To Worth Ratio of the Borrower as of the end of its most recent fiscal quarter is 275% or less, but not 250% or less, 1.75%, (iii) at any time the Consolidated Liabilities To Worth Ratio of the Borrower as of the end of its most recent fiscal quarter is 250% or less, but not 200% or less, 1.25% and (iv) at any time the Consolidated Liabilities To Worth Ratio of the Borrower as of the end of its most recent fiscal quarter is 200% or less, 1.00%; provided, however, that until the completion of the Torrance Merger, the percentages of 2.00%, 1.75%, 1.25% and 1.00% specified in clauses (i) through (iv) of this sentence shall be increased to 2.125%, 1.875%, 1.375% and 1.125%
respectively.

          hh. LIBOR Rate Period. "LIBOR Rate Period" means any period for which interest is to be charged on any LIBOR Rate Portion for any Loan at a rate determined by reference to the LIBOR Rate for such period pursuant to a LIBOR Rate Election.

          ii. LIBOR Rate Period Commencement Date. "LIBOR Rate Period Commencement Date" means the date on which begins any period for which interest is to be charged on any LIBOR Rate Loan Portion for any Loan at a rate determined by reference to the LIBOR Rate for such period pursuant to a LIBOR Rate Election.

          jj. LIBOR Rate Portion. "LIBOR Rate Portion" means, for any Loan, any portion of the outstanding principal amount of such Loan on which interest is to be charged for any period at a rate determined by reference to the LIBOR Rate for such period pursuant to a LIBOR Rate Election.

          kk.  Lien.  "Lien" means, with respect to any Person,
(i) any charge against or interest in any asset of such Person securing the payment or other performance of any Indebtedness, liability or obligation to, or of any claim or demand by, any other Person, whether such charge or interest is based upon a Law or upon a Contract, (including, but not limited to, any security interest, whether purchase money or other, pledge, hypothecation, assignment, mortgage, consignment, deposit, bailment for security purposes, attachment levy, tax lien, warrant or other Lien),
(ii) any conditional sale Contract, capital lease or other title retention Contract with respect to any asset of such Person or
(iii) the execution or filing of any financing statement that names such Person as a debtor or the signing of any contract authorizing any other Person to file any such financing statement.

          ll.  Loan.  "Loan" means any Revolving Loan or any Term
Loan.

          mm.  Loan Document.  "Loan Document" means this
Agreement or any other agreement or instrument referred to in
Section 4d of this Agreement.

          nn.  Major Foreign Subsidiary.  "Major Foreign
Subsidiary" means a Foreign Subsidiary having total shareholders' equity in excess of $2,000,000.

          oo. Marine Prime Rate. "Marine Prime Rate" means the rate of interest publicly announced by Marine from time to time as its prime rate and is a base rate for calculating interest on certain loans.

          pp.  Minor Foreign Subsidiary.  "Minor Foreign
Subsidiary" means a Foreign Subsidiary that is not a Major
Foreign Subsidiary.

          qq. Net Proceeds. "Net Proceeds" means (i) with respect to any sale or other disposition of any asset or group of assets by the Borrower or by any Domestic Subsidiary, except for
(A) all sales of any of its inventory (including scrappage) in the ordinary course of its business, (B) exchanges of assets for, or sales of assets the net proceeds of which are used for, the acquisition of similar assets and (C) sales of obsolete or worn-operating assets for consideration aggregating not in excess of $500,000 for the Borrower and all Domestic Subsidiaries in any fiscal year of the Borrower, and (ii) with respect to the issuance or sale of any stock of the Borrower (other than through the exercise of any bona fide employee stock option or to any employee stock ownership plan), the net proceeds of such sale or other disposition or such issuance or sale, as the case may be, in each case after the payment of the direct expenses thereof.

          rr. Pension Plan. "Pension Plan" means (i) any pension plan, as such term is defined in Section 3(2) of ERISA,
(A) that has heretofore been or is hereafter established or maintained by the Borrower, by any Domestic Subsidiary or by any other Person (other than a Foreign Subsidiary) that is, together with the Borrower or with any Subsidiary, a member of a controlled group of corporations for purposes of Section 414(b) of the Internal Revenue Code, (B) to which contributions have heretofore been or are hereafter made by the Borrower, by any Domestic Subsidiary or by any such other Person or (C) to which the Borrower, any Domestic Subsidiary or any such other Person has heretofore agreed or hereafter agrees or otherwise has heretofore incurred or hereafter incurs any obligation to make contributions or (ii) any trust heretofore or hereafter created under any such pension plan.

          ss. Permitted Distribution. "Permitted Distribution" means (i) dividends payable solely in any of its stock, (ii) cash dividends paid to the Borrower by any Subsidiary, or by any Subsidiary to another Subsidiary, all of the outstanding shares of stock of which other than shares required by any applicable Law to enable any individual to serve as a director of such Subsidiary are owned by the Borrower, or such other Subsidiary, as applicable, at the time of such payment and (iii) cash dividends paid of up to $9,000 in any fiscal year of the Borrower with respect to the Borrower's preferred shares.

          tt. Permitted Indebtedness. "Permitted Indebtedness" means any Indebtedness (including any related to any Contingent Obligation) of the Borrower or of any Subsidiary (i) to any Lending Entity pursuant to this Agreement, (ii) constituting unsecured normal trade debt incurred upon customary terms in the ordinary course of its business, (iii) resulting from the endorsement in the ordinary course of its business of any check or other negotiable instrument for deposition or collection, (iv) to the extent incurred to pay, or to defer the payment of, the purchase price of any equipment used in the ordinary course of its business, (v) consisting of Indebtedness only of any Foreign Subsidiary, (vi) to any Sharing Creditor to the extent described in clause (ii) of Section 12fff of this Agreement or
(vii) identified as "Permitted Indebtedness" in Exhibit A attached to and made a part of this Agreement.

          uu. Permitted Investment. "Permitted Investment" means (i) any Investment by the Borrower or by any Subsidiary in
(A) any readily marketable direct obligation of the United States maturing within one year after the date of its acquisition thereof, (B) any time deposit maturing within one year after the date of its acquisition thereof and issued by any banking insti-tution that is incorporated under any statute of the United States or of any state of the United States and has a combined capital and surplus of not less than $50,000,000, (C) any demand or savings deposit with any such banking institution, (D) any United States dollar deposits in the London interbank eurodollar market with any such banking institution or any subsidiary of any such banking institution, (E) any commercial paper rated at least A-1 by Standard & Poors Ratings Group or P-1 by Moody's Investors Services, Inc., (F) Investments aggregating not more than $2,000,000 at any time for the Borrower and all Subsidiaries,
(G) any security of any Subsidiary if such security is owned by it on the date of this Agreement or (H) identified as a "Permitted Investment" in Exhibit A attached to and made a part of this Agreement and (ii) any Investment by any Foreign Subsidiary in (A) any readily marketable direct obligation of the foreign country in which the principal place of business of such Foreign Subsidiary is located maturing within one year after the date of its acquisition thereof, (B) any time deposit maturing within one year after the date of its acquisition thereof and issued by any banking institution that is incorporated under any statute of such foreign country or any political subdivision of such foreign country and has a combined capital and surplus of not less than $50,000,000, (C) any demand or savings deposit with any such banking institution or (D) any other Foreign Subsidiary.

          vv. Permitted Lien. "Permitted Lien" means (i) any lease of any asset by the Borrower or by any Subsidiary as a lessor in the ordinary course of its business and without interference with the conduct of its business or operations,
(ii) any pledge or deposit made by the Borrower or by any Subsidiary in the ordinary course of its business (A) in connection with any workers' compensation, unemployment insurance, social security or similar Law or (B) to secure the payment of any Indebtedness, liability or obligation in connection with any letter of credit, bid, tender, trade or Contract, lease, surety, appeal or performance bond or Law, or of any similar Indebtedness, liability or obligation, not incurred in connection with the borrowing of any money or in connection with the deferral of the payment of the purchase price of any asset, (iii) any attachment, levy or similar Lien with respect to the Borrower or with respect to any Subsidiary arising in connection with any action or other legal proceeding so long as
(A) the validity of the claim or judgment secured thereby is being contested in good faith by appropriate proceedings promptly instituted and diligently conducted, (B) to the extent required by generally accepted accounting principles adequate reserves have been appropriately established for such claim or judgment,
(C) the execution or other enforcement of such attachment, levy or similar Lien is effectively stayed and (D) neither such claim or judgment nor such attachment, levy or similar Lien has any material adverse effect, (iv) any statutory Lien in favor of the United States for any amount paid to the Borrower or to any Subsidiary as a progress payment pursuant to any government Contract, (v) any statutory Lien securing the payment of any tax, assessment, fee, charge, fine or penalty imposed by any Governmental Authority upon the Borrower, upon any Domestic Subsidiary or upon any of the assets, income and franchises of the Borrower or of any Domestic Subsidiary but not yet required by Section 6h of this Agreement to be paid, (vi) any statutory Lien securing the payment of any claim or demand of any materialman, mechanic, carrier, warehouseman, garageman or landlord against the Borrower or against any Domestic Subsidiary but not yet required by Section 6h of this Agreement to be paid,
(vii) any Lien imposed or created pursuant to any Loan Document,
(viii) any purchase money security interest securing the payment of any Indebtedness referred to in clause (iv) of Section 12tt of this Agreement, (ix) any Lien in any asset only of any Foreign Subsidiary, (x) any Lien in favor of a Sharing Creditor to the extent described in clause (ii) of Section 12fff of this Agreement or (xi) any Lien identified as a "Permitted Lien" in Exhibit A attached to and made a part of this Agreement.

          ww. Person. "Person" means (i) any individual, corporation, partnership, joint venture, trust or unincorporated association, (ii) any Governmental Authority or (iii) any other entity, body, organization or group.

          xx. Prime Rate Margin. "Prime Rate Margin" means (i) at any time the Consolidated Liabilities To Worth Ratio of the Borrower as of the end of its most recent fiscal quarter is greater than 275%, .75%, (ii) at any time the Consolidated Liabilities To Worth Ratio of the Borrower as of the end of its most recent fiscal quarter is 275% or less, but not 250% or less, .50%, (iii) at any time the Consolidated Liabilities To Worth Ratio of the Borrower as of the end of its most recent fiscal quarter is 250% or less, but not 200% or less, .25% and (iv) at any time the Consolidated Liabilities To Worth Ratio of the Borrower as of the end of its most recent fiscal quarter is 200% or less, .00%; provided, however, that until the completion of the Torrance Merger, the percentages of .75%, .50%, .25% and .00% specified in clauses (i) through (iv) of this sentence shall be increased to .875%, .625%, .375% and .125% respectively.

          yy.  Prohibited Transaction.  "Prohibited Transaction"
(i) has the meaning given to such term in Section 4975(c) of the Internal Revenue Code and (ii) means any transaction prohibited by Section 406(a) of ERISA.

          zz. Pro Rata Share. "Pro Rata Share" means the ratio of (i) the total of the outstanding principal amounts of all Loans made by any Bank to (ii) the aggregate outstanding principal amount of all Loans, or, in the event that there are no Loans then outstanding, such Bank's percentage of the aggregate of all commitments to make Loans pursuant to this Agreement aaa. Release. "Release" means any "release" as such term is defined in 42 U.S.C. Section 9601(22).

          bbb. Reportable Event. "Reportable Event" has the meaning given to such term in Section 4043(b) of ERISA other than a merger of two or more Pension Plans.

          ccc. Required Banks. "Required Banks" means, as of any time, those of the Banks to which is owed at least 66 2/3% of the total of the outstanding principal amounts of all Loans at such time or, in the event there are no Loans then outstanding, those Banks having 66 2/3% of the aggregate of all commitments to make Loans pursuant to this Agreement.

          ddd. Revolving Loan. "Revolving Loan" means any loan by any Bank to the Borrower pursuant to Section 2a of this Agreement.

          eee. Revolving Loan Maximum Principal Amount. "Revolving Loan Maximum Principal Amount" means $84,750,000 reduced by (i) $5,000,000 on each of (A) October 1, 1995, (B) October 1, 1996, (C) October 1, 1997 and (D) October 1, 1998, except that to the extent any reductions in the Revolving Loan Maximum Principal Amount are made pursuant to Section 2e of this Agreement, the amount of such reductions shall be credited against the amount of any future reductions otherwise scheduled to be made pursuant to subclauses (A) through (D) of this clause
(i) in the order such future reductions are otherwise scheduled to be made and (ii) any amounts by which reductions are made pursuant to Sections 2e and 2k of this Agreement.

          fff. Sharing Creditor.  "Sharing Creditor" means
(i) any Person that is identified as a "Sharing Creditor" in Exhibit A attached to and made a part of this Agreement and (ii) any Lending Entity that becomes a creditor of the Borrower sharing in the Collateral by issuing any letter of credit at any time after the date of this Agreement upon application of the Borrower, but only to the extent relating to the longest outstanding $5,000,000 in aggregate face amounts collectively of all such letters of credit so issued by all Lending Entities, with any unreimbursed drawings against such face amounts to be deemed, for purposes of the foregoing, to constitute outstanding portions of such face amounts.

          ggg. Significant Economic Impact. "Significant Economic Impact" means an impact (i) on the consolidated financial condition of the Borrower in excess of (A) in the case of an impact on a statement of net income, $1,000,000 and (B) in the case of an impact on a balance sheet, $7,000,000 or
(ii) being material with respect to (A) the ability of the Borrower to repay when due any of the principal amount of any Loan or to pay when due any interest owing to any Bank pursuant to this Agreement or any other amount owing by the Borrower to any Lending Entity pursuant to this Agreement or (B) the ability of the Borrower or of any Domestic Subsidiary to perform when due any obligation pursuant to any Loan Document.

          hhh. Subsidiary. "Subsidiary" means any corporation or other Person of which the Borrower now or hereafter has beneficial ownership, whether direct of indirect, of (i) 50% or more of the outstanding shares of any class of stock ordinarily having the power to vote for the election of directors of such corporation or of any class of equity interests of such other Person or (ii) such lower percentage of the outstanding shares of any class of such stock or equity interests as is sufficient to render such Person a subsidiary of the Borrower for purposes of generally accepted accounting principles as in effect at the time of determination of the status of such Person for purposes of this sentence.

          iii. Term Loan. "Term Loan" means any loan by any Bank to the Borrower pursuant to Section 3a of this Agreement.

          jjj. Torrance.  "Torrance" means Moog Torrance Inc., a
Delaware corporation.

          kkk. Torrance Merger. "Torrance Merger" means a statutory merger pursuant to each applicable law of Torrance into the Borrower.

          13. WAIVER OF TRIAL BY JURY. EACH LENDING ENTITY AND THE BORROWER KNOWINGLY, VOLUNTARILY, INTENTIONALLY AND IRREVOCABLY WAIVES ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY WITH RESPECT TO ANY LITIGATION, WHETHER BASED ON ANY CONTRACT, ON ANY NEGLIGENT OR INTENTIONAL TORT, ON ANY LAW OR OTHERWISE, IN CONNECTION WITH, OR OTHERWISE RELATING TO, (A) ANY LOAN, ANY LOAN DOCUMENT OR ANY GUARANTY, ENDORSEMENT, SUBORDINATION, COLLATERAL OR OTHER SECURITY OR ASSURANCE OF PAYMENT NOW OR HEREAFTER DIRECTLY OR INDIRECTLY SECURING THE PAYMENT OR REPAYMENT OF, OR NOW OR HEREAFTER DIRECTLY OR INDIRECTLY APPLICABLE TO, ANY OF THE PRINCIPAL AMOUNT OF ANY LOAN, ANY INTEREST OWING PURSUANT TO THIS AGREEMENT OR ANY OTHER AMOUNT OWING BY THE BORROWER TO ANY LENDING ENTITY PURSUANT TO THIS AGREEMENT, (B) ANY OTHER WRITING HERETOFORE OR HEREAFTER EXECUTED IN CONNECTION WITH, OR OTHERWISE RELATING TO, ANY LOAN, ANY LOAN DOCUMENT OR ANY SUCH GUARANTY, ENDORSEMENT, SUBORDINATION, COLLATERAL OR OTHER SECURITY OR ASSURANCE OF PAYMENT OR (C) ANY COURSE OF DEALING, COURSE OF PERFORMANCE OR OTHER CONDUCT HERETOFORE OR HEREAFTER PURSUED, ANY ACTION HERETOFORE OR HEREAFTER TAKEN OR OMITTED TO BE TAKEN, OR ANY ORAL OR WRITTEN REPRESENTATION HERETOFORE OR HEREAFTER MADE, BY OR ON BEHALF OF THE OTHER IN CONNECTION WITH, OR OTHERWISE RELATING TO, ANY LOAN, ANY LOAN DOCUMENT OR ANY SUCH GUARANTY,

ENDORSEMENT, SUBORDINATION, COLLATERAL OR OTHER SECURITY OR
ASSURANCE OF PAYMENT.  THIS SECTION 13 IS A MATERIAL INDUCEMENT
FOR EACH LENDING ENTITY AND THE BORROWER IN CONNECTION WITH ITS
ENTRY INTO THIS AGREEMENT.

          Each Lending Entity and the Borrower have caused this Agreement to be duly executed on the date shown at the beginning of this Agreement.

                    MARINE MIDLAND BANK


                    By _____________________________________
                                                       Title


                    MANUFACTURERS AND TRADERS TRUST COMPANY


                    By _____________________________________
                                                       Title

                    FLEET BANK OF NEW YORK


                    By _____________________________________
                                                       Title

                    THE MITSUBISHI BANK, LTD.


                    By _____________________________________
                                                       Title

                    THE DAIWA BANK, LIMITED


                    By _____________________________________
                                                       Title


                    By _____________________________________
                                                       Title

                    BARNETT BANK OF PINELLAS COUNTY


                    By _____________________________________
                                                       Title

                    NATIONAL BANK OF CANADA


                    By _____________________________________
                                                       Title


                    By _____________________________________
                                                       Title


                    MARINE MIDLAND BANK, AS AGENT


                    By _____________________________________
                                                       Title

                    MOOG INC.


                    By _____________________________________
                                                       Title

                    INTENTIONALLY LEFT BLANK

                         ACKNOWLEDGMENTS


STATE OF NEW YORK   )
                    :  SS.
COUNTY OF ERIE      )

          On the _____ day of June in the year 1994, before me personally came ______________________________________, to me known, who, being by me duly sworn, did depose and say that _he resides at
                                                            ;
that __he is the _____________________ of Marine Midland Bank, the corporation described in and which executed the above instrument; and that _he signed his (her) name thereto by order of the board of directors of said corporation.

                         _____________________________________
                                        Notary Public



STATE OF NEW YORK   )
                    :  SS.
COUNTY OF ERIE      )

          On the _____ day of June in the year 1994, before me personally came ______________________________________, to me known, who, being by me duly sworn, did depose and say that _he resides at
                                                            ;
that __he is the _____________________ of Manufacturers and Traders Trust Company, the corporation described in and which executed the above instrument; and that _he signed his (her) name thereto by order of the board of directors of said corporation.

                         _____________________________________
                                        Notary Public


STATE OF NEW YORK   )
                    :  SS.
COUNTY OF ERIE      )

          On the _____ day of June in the year 1994, before me personally came ______________________________________, to me known, who, being by me duly sworn, did depose and say that _he resides at
                                                            ;
that __he is the _____________________ of Fleet Bank of New York, the corporation described in and which executed the above instrument; and that _he signed his (her) name thereto by order of the board of directors of said corporation.

                         _____________________________________
                                        Notary Public

STATE OF ___________)
                    :  SS.
COUNTY OF __________)

          On the _____ day of June in the year 1994, before me personally came ______________________________________, to me known, who, being by me duly sworn, did depose and say that _he resides at
                                                            ;
that __he is the _____________________ of The Mitsubishi Bank, Ltd., the corporation described in and which executed the above instrument; and that _he signed his (her) name thereto by order of the board of directors of said corporation.

                         _____________________________________
                                        Notary Public


STATE OF ___________)
                    :  SS.
COUNTY OF __________)

          On the _____ day of June in the year 1994, before me personally came ______________________________________, to me known, who, being by me duly sworn, did depose and say that _he resides at
                                                            ;
that __he is the _____________________ of The Daiwa Bank, Limited, the corporation described in and which executed the above instrument; and that _he signed his (her) name thereto by order of the board of directors of said corporation.

                         _____________________________________
                                        Notary Public

STATE OF ___________)
                    :  SS.
COUNTY OF __________)

          On the _____ day of June in the year 1994, before me personally came ______________________________________, to me known, who, being by me duly sworn, did depose and say that _he resides at
                                                            ;
that __he is the _____________________ of The Daiwa Bank, Limited, the corporation described in and which executed the above instrument; and that _he signed his (her) name thereto by order of the board of directors of said corporation.

                         _____________________________________
                                        Notary Public

STATE OF ________   )
                    :  SS.
COUNTY OF _______   )

          On the _____ day of June in the year 1994, before me personally came ______________________________________, to me known, who, being by me duly sworn, did depose and say that _he resides at
                                                            ;
that __he is the _____________________ of Barnett Bank of Pinellas County, the corporation described in and which executed the above instrument; and that _he signed his (her) name thereto by order of the board of directors of said corporation.

                         _____________________________________
                                        Notary Public

STATE OF NEW YORK   )
                    :  SS.
COUNTY OF ERIE      )

          On the _____ day of June in the year 1994, before me personally came ______________________________________, to me known, who, being by me duly sworn, did depose and say that _he resides at
                                                            ;
that __he is the _____________________ of National Bank of Canada, the corporation described in and which executed the above instrument; and that _he signed his (her) name thereto by order of the board of directors of said corporation.

                         _____________________________________
                                        Notary Public

STATE OF NEW YORK   )
                    :  SS.
COUNTY OF ERIE      )

          On the _____ day of June in the year 1994, before me personally came ______________________________________, to me known, who, being by me duly sworn, did depose and say that _he resides at
                                                            ;
that __he is the _____________________ of National Bank of Canada, the corporation described in and which executed the above instrument; and that _he signed his (her) name thereto by order of the board of directors of said corporation.

                         _____________________________________
                                        Notary Public

STATE OF NEW YORK   )
                    :  SS.
COUNTY OF ERIE      )

          On the _____ day of June in the year 1994, before me personally came ______________________________________, to me known, who, being by me duly sworn, did depose and say that _he resides at
                                                            ;
that __he is the _____________________ of Marine Midland Bank, as Agent, the corporation described in and which executed the above instrument; and that _he signed his (her) name thereto by order of the board of directors of said corporation.

                         _____________________________________
                                        Notary Public


STATE OF NEW YORK   )
                    :  SS.
COUNTY OF ERIE      )

          On the _____ day of June in the year 1994, before me personally came ______________________________________, to me known, who, being by me duly sworn, did depose and say that _he resides at
                                                            ;
that __he is the _____________________ of Moog Inc., the
corporation described in and which executed the above instrument; and that _he signed his (her) name thereto by order of the board of directors of said corporation.

                         _____________________________________
                                        Notary Public

                    Banks that are a Party to
                         this Agreement


                       Marine Midland Bank


             Manufacturers and Traders Trust Company


                     Fleet Bank of New York


                     The Daiwa Bank, Limited


                  The Mitsubishi Bank, Limited


                 Barnett Bank of Pinellas County


                     National Bank of Canada




































PAGE

                               EXHIBIT (11)
                     STATEMENT RE:  COMPUTATION OF PER
                              SHARE EARNINGS

       EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                        1994        1993         1992
PRIMARY
  Average Common Shares Outstanding     7,714,444   7,713,465    7,717,791

  Net Earnings                          2,123,000   4,761,000   (6,773,000)

  Less: Cumulative Preferred Stock
    Dividend                               (9,000)     (9,000)      (9,000)
                                        __________  __________  ___________
  Adjusted Net Earnings                 2,114,000   4,752,000   (6,782,000)
                                        __________  __________  ___________

PRIMARY EARNINGS PER SHARE                   0.27        0.62        (0.88)

FULLY DILUTED

  Average Common Shares Outstanding     7,714,444   7,713,465    7,717,791
  Net Effect of Dilutive Stock
    Options                                39,105       9,630            0
  Assumed Conversion of Preferred
    Stock                                   8,585       8,585        8,585
  Assumed Conversion of Convertible
    Subordinate Debentures                923,214     966,087      976,780
                                        _________   _________    _________
    Total                               8,685,348   8,697,767    8,703,156

  Net Earnings                          2,123,000   4,761,000   (6,773,000)

  Add:  Convertible Subordinate
    Debentures Interest
    Net of Profit Share and Federal
      Income Tax Effect                 1,239,000   1,157,000    2,380,000
                                        _________   _________    _________
  Adjusted Net Earnings                 3,362,000   5,918,000   (4,393,000)
                                        _________   _________   ___________

FULLY DILUTED EARNINGS PER SHARE             0.39        0.68        (0.51)



                               EXHIBIT (13)
                        1994 Report to Shareholders

To Our Shareholders, Employees and Friends,

The Year in Review

     Fiscal Year '94 will be remembered as the year of the big acquisition.

At the end of our third quarter, we purchased the AlliedSignal Actuation Systems product lines. It was a great opportunity for us. The products are a perfect fit. Half the business is flight control actuation for military aircraft, principally the F/A-18. The other half is flight controls for commercial airplanes, the 747, 757, and 777. The addition of the AlliedSignal products strengthens our overall position in flight controls and enhances our relationship with the Boeing Commercial Airplane Group. By our count, we now have more flight control applications on their airplanes than any other supplier. During this period of limited defense budgets nothing could be more welcome than a broader relationship with the Boeing Company.

     We paid $71 million to acquire these product lines. This investment triggered a complete restructuring of all of our U.S. borrowings. A syndicate of U.S. and Japanese banks led by the Marine Midland Bank of Western New York provided $152 million of term loans and revolver financing which made the acquisition possible.

     Completion of the acquisition was the bright spot in our year. It would be generous to characterize our financial results as mixed. We entered the year thinking that we'd seen the bottom in the defense business and that we would break even in Europe. Fiscal '94 was expected to be a year of earnings improvement. Here's what happened.

     On an operating basis, our U.S. operations had a good year. As a result of the acquisition, we had a 14% sales increase in the U.S. and had net earnings of $6.4 million. Our Pacific operation had a $1 million sales increase reflecting growth in Hong Kong and Singapore and earned just under $1 million for the year. On the other hand, our European results fell way short. We had hoped that after losses in the first six months we would turn the corner in the third quarter. A $10 million reduction in sales, half industrial and half military, pushed the long-awaited recovery just beyond the end of the year. We did break even in Europe in the fourth quarter, but for the year our net losses were just over $2 million, compared to a loss of $5 million the year before. Nevertheless, this combination of results would have equalled a $5 million profit for the year, a slight increase from last year's $4.8 million, were it not for a $2.9 million mid-year restructuring charge which pulled our earnings down to $2.1 million. A decline in spare part requirements on government programs led us to write down our inventories by 4% and we also found it necessary to make additional staff adjustments both in Europe and the U.S. to reflect the current level of worldwide defense revenues.

     The financial scoreboard is certainly the key measure of the Company's progress, but it's not the only measure. There were in Fiscal '94, a number of achievements in the general operation of the Company and in certain product strategies. Among the most notable are these:

      McDonnell Douglas awarded Moog certification as a Preferred Supplier at the Silver level.

     Our delivery and quality performance as measured by the Boeing Commercial Airplane Group continued in excess of 99%.

     Lockheed selected our Company to design the first ever "actuator within the fin" for use on the THAADS Missile Defense System.

     Bofors placed a follow-on order for our electric gun aiming system used on the CV90, confirming the long-term viability of that product.

     An astronaut flew in space, untethered, relying completely on Moog thrusters used in the SAFER system.

     We delivered nine motion bases to the entertainment industry.

     Tuftco, a maker of carpet-tufting machinery, began to employ our electric drive products in combination with our hydraulics.

     Three injection molding machine manufacturers in Hong Kong selected the Moog Buhl control in a worldwide competition.

     We introduced a new servojet single inlet industrial servovalve and an industrial direct drive servovalve.

     Looking over this set of accomplishments and others mentioned in the paragraphs that follow, we conclude that the Company is in a stronger position for long term prosperity than at any time in the last few years. Like many companies around the world, we've had to re-think, re-define, and re-organize our way of doing business. In spite of, or perhaps because of, the difficulties reflected in our financial reports over the last three years, we're emerging a stronger company now than when we entered this period. Our newly acquired product lines will provide a revenue increase which will more than offset the last of the reductions expected in our defense business. Our sales forecasts project a 12% increase in Fiscal '95 which will put us close to $350 million in sales. The draw-down in defense and the recession in Europe had left our Company becalmed in terms of revenue growth. The acquisition provides a fresh breeze and allows us to regain our forward momentum. This growth coupled with the revival of our international earnings is the basis for our renewed confidence and optimism.

Market Analysis

     The product lines we acquired in '94 will account for over 20% of our sales in '95 and will stimulate the 12% increase in consolidated sales. They will also change our market emphasis. The acquired products are aircraft flight controls, both military and commercial. Their addition will take aircraft flight controls to over 53% of our revenues.

     In Fiscal '95, the sales volume of products for "other machines that fly," the space and missiles business, will be about half of what it was only four years ago. This is the area in which the worldwide defense draw-down has had the most dramatic impact. Because this market has contracted while we're adding revenue in other areas, the space and missiles business will be about 13% of our revenues.

     Controls for automated machinery will remain about one-third of our business in spite of the increase in aircraft revenues. Machine controls maintain their percentage in our mix because of our emphasis in recent years on new products for injection molding and entertainment simulation.

Also, we believe that we'll have a discernible increase in our worldwide sales of industrial hydraulics as a result of improved conditions in Europe and a renewed emphasis on the U.S. market.

     The mix of our business is displayed on this chart.

                             Aircraft Controls
                             Machine Controls
                             Space and Missiles

     We expect that our top line will grow over the next few years as a result of growth in the machine control segment and this will become an increasing percentage of our overall business. Many of our shareholders are interested in the balance between government and military-sponsored sales versus commercial or industrial sales.

Commercial/Industrial
Government/Military

     Because almost half the revenues in our acquisition are associated with commercial airplanes, and because of the declines in the last few years in government-sponsored business, 53% of our revenues in Fiscal '95 will be commercial-industrial. We expect this segment of our business to grow to two-thirds of revenues over the next few years.

     Another dimension of interest is the measure of our globalization.

United States
International

     Since the customers for the acquired products are principally in the U.S., the acquisition offsets what would otherwise be an increase in the International percentage of our revenues. The balance continues at what it was: approximately one-third of our revenues are with customers outside the U.S. We expect that this balance will be maintained. We're looking for growth in industrial products both inside and outside the U.S. We also expect that before the end of the decade there will be a substantial increase in sales to Boeing as production levels recover on the 747 and 757.

Aircraft Controls

     The acquisition meshes beautifully with our aircraft business. It includes two major product families. The first is the hydraulic actuation business which was developed in the Bendix Corporation. During the late '50's and early '60's, Bendix was a major player in actuation for flight controls. Bendix actuators are used on the F-14 and the F-111, and the Boeing 747. In the late '70's, they did the 757 flight controls and during the '80's won the swashplate actuators on the V-22. They then became our partner to win all the flight control actuators on the RAH-66 Comanche helicopter.

     The other product line is a family of mechanical rotary actuators. They are primarily used in positioning leading edge flaps. They can be powered by either an electric or hydraulic motor driving high-speed line shafts which engage a planetary gear mechanism which in turn moves the flight surface. The device could be thought of as a powered hinge. It was developed within the AiResearch Division of the Garrett Corporation by engineers skilled in the design of precision gearing and rotating machinery.

     The first of these two product lines falls in the center of Moog's strength - hydraulic actuation. The mechanical actuation products are an excellent complement and will allow airframe manufacturers something akin to one-stop-shopping for flight controls at Moog.

     Among the products included in the acquisition were the rotary actuation systems for both the leading edge flap and the mechanical wingfold on the F/A-18. We are currently in production on the C/D version of the F/A-18 and our new team of mechanical actuation designers are in the midst of re-designing these systems for the E/F version. Current production, plus the design contracts for the E/F, plus the two jobs we already had - the rudder directional control valve and leading edge extension spoiler - will make the F/A-18 the Company's largest military aircraft program.

     Our products on the F-15 will continue in production until late in the decade as we swing into the Saudi and Israeli buys.

     Fiscal '94 was a big year for the B-2 program. We've now completed delivery of actuation systems for all but the last four of the 20 aircraft production program and we'll be complete in Fiscal '95. Beyond that we expect our revenues will be maintained at a sustaining level unless congressional supporters succeed in funding an additional 20 aircraft. From our point of view, the politics of buying additional B-2's are too speculative to count on.

     Fiscal '94 was also a big production year for flight control actuators for the Taiwanese Indigenous Defense Fighter (IDF). That 126 aircraft production program will finish in 1995.

     Our acquisition provides us a program position on the F-16 which is in production for foreign military sales at the rate of about 100 a year. Our products are a power drive unit for the leading edge flaps and associated components.

     In addition to the F/A-18, the Black Hawk (UH60) series of helicopters is our other production program for the U.S. military. It appears that the Black Hawk will be built until the start-up of the Comanche (RAH-66). We are close to delivering main rotor and tail rotor actuators for the first Comanche, though the fate of the program often seems uncertain. Much of the time, it appears to be the program the Army cares most about. At other times, it's a DoD candidate for cancellation. In any event, a two-aircraft flight test program will occur over the next few years and then Congress will ultimately decide whether or not it goes into production.

     A more certain hope for the future is the Bell/Boeing V-22 Osprey Tiltrotor aircraft. During '94, Congress provided strong support for a four-aircraft pre-production program which involves a substantial re-design of the actuator hardware. V-22 production will occur late in the decade and it will be a big program for Moog. The acquisition brought six swashplate actuators and six bladefold actuators per aircraft to add to the eight flaperon and three elevator actuators which are already part of our product line.

     During the past year, we completed most of the design work for six actuators on the Indian Light Combat Aircraft (LCA). We are about to make delivery of hardware for two flight test aircraft. The Indians anticipate a first flight in early '96 and then an extended flight test program. If the LCA goes into production, it will be a turn-of-the-century aircraft.

     The acquisition also brought us the leading edge flap actuation system for the Japanese FSX, a derivative of the F-16. Well along in development, it will go into production some time in '97.

     Prior to the acquisition, fluctuation in delivery rates on the 747 and 767 determined which was our biggest commercial program. On the 747, we were supplying nine autopilot actuators and all the servovalves. The acquisition adds four aileron power control units and twelve spoiler actuators. Each new 747 now employs $400,000 of original equipment from Moog, making the 747 our largest commercial program.

     The 757 will be the next biggest. Formerly, we had only servovalves on the 757. Our new product line includes elevator and rudder power control units and the spoilers.

     The 767, on which we supply nine autopilot actuators and all the servovalves, is now third in terms of current production volume and will shortly be overtaken by our hardware package on the 777 which includes all servovalves, flight spoilers and now the leading edge rotary actuation system.

     Taken all together, our deliveries of original equipment to Boeing will total about $30 million in Fiscal '95. If, in the '97-'98 time frame, production rates increase on the 747 and 757 as is predicted by many industry observers, our sales to Boeing could increase by 60%.

     The acquisition also brings us directly in contact with the airplane builders in the Airbus consortium. We are now a supplier of aileron actuators for the A330/340 family of aircraft.

     Our participation on McDonnell Douglas commercial aircraft is as a supplier of flight control servovalves, anti-skid brake valves and hydraulic accumulators.

     A couple of years ago we made our first contact with the general aviation market. We designed flight control actuators for the Cessna Citation X. The acquisition extends our contacts in that market to Canadair, Gulfstream and Lear.

     In our Engine Controls business, Fiscal '94 was another difficult year. Production rates remain depressed. There were some interesting realignments in this market. Woodward Governor acquired one of our competitors, Hydraulic Servocontrols, and AlliedSignal began to use servovalves of their own design. On the other hand, Hamilton Standard and Lucas began exploring more collaborative relationships with us. Our strategy in this market is to support our customers on whatever basis they prefer, to reduce our product cost and to emphasize development of technology for the next generation of engines. Twenty years ago we initiated the use of servovalves in electronic engine control systems. We're now working on technologies that will ultimately render the current products obsolete.

     We manufacture aerospace hardware in the U.S. for applications around the world - except for Europe. Our English company, Moog Controls Ltd.
(MCL), is now responsible for the manufacture of most of our aerospace equipment used in Europe. MCL supplies actuators for active control of structural response on the Westland Augusta EH101 helicopter. MCL also designs and manufactures engine control valves for the European market and is responsible for flight control servovalves delivered to Airbus customers.

     All in all it was an eventful year for our Aircraft business. We expect the first year of the acquisition to require a certain amount of adjustment and expense, but our expanded family of products will ultimately make us an even stronger player in the worldwide aircraft industry.

Space and Missiles

     Satellite propulsion has become the central core of our space business. We have a long history of supplying controls for satellites and a broad line of standard products. Our major customers are Hughes, Martin, and Loral in the U.S., Royal Ordnance and Matra Marconi Space in England and BPD in Italy. Our propellant isolation valves will be used on the much-publicized Motorola Iridium(TM) Satellite system which will go into production toward the end of next year.

     Space Shuttle launches have become a normal part of everyday life. There are now about seven per year. The solid rocket boosters are recovered after every launch and their actuators come back to Moog for refurbishment. We've just completed a development program to design a new hydrazine flow control system for use in the Auxiliary Power Unit in the boosters. This new product will go into production the middle of next year.

     For the Rocketdyne Division of Rockwell we're developing a highly specialized fluid quick-disconnect that will be used in the electric power and thermal control systems in the Space Station. The station is now known as International Space Station Alpha. The Russian involvement will probably secure the future of the program.

     An astronaut's worst nightmare is getting detached from his tether while working outside the shuttle. NASA has developed a self-rescue device called SAFER (Simplified Aid for Extra-Vehicular Rescue). Worn as a backpack, SAFER's actually a self-propelled space life jacket. For each unit, Moog supplies 24 tiny cold gas thrusters each of which provides less than one pound of thrust. If an astronaut breaks loose from his tether, SAFER stabilizes his tumbling motion with computer controlled pulses from the Moog thrusters.

     Once stabilized, the astronaut can use a small joy stick to control the thrusters and propel himself back to safety. SAFER also permits astronauts to inspect parts of the orbiter that would be inaccessible on the tether. On September 16th of this year, NASA invited the designer of our cold gas thrusters, Hans Toews, to witness the launch and presented Hans with a Manned Space Flight Awareness award. During the flight, astronauts tested SAFER by traversing above the open cargo bay. The astronauts were not only able to fly about at will, they were able to instantly halt an induced tumble. NASA deemed the test a spectacular success.

     The tiny thrusters used in SAFER are a derivative of work done for the Strategic Defense Initiative. We have other applications of component miniaturization. In August, we were selected to design an entire Xenon Propellant Management Assembly. This self-contained system encompasses all the components between the propellant tank and the thruster in an electric propulsion system. An electric field ionizes super-heated fuel in an engine chamber and then expels it from the engine. This is state-of-the-art in satellite propulsion. Moog will design the system, build it, weld it together and deliver it to the satellite manufacturer for integration directly into the satellite.

     We are nearly complete on production deliveries for the Thrust Vector Control (TVC) System designed for the booster rockets on the Titan IV launch vehicle. This was a large design job and has been a great success. The major task left is production of the actuator control electronics. In August this year, we booked an $18 million purchase order to update the design of the original TVC actuators for the Titan core vehicle. The re-design work and production of 16 missile sets will take 3-1/2 years.

     We have two programs underway for the French launch vehicle, Ariane 5.

One is the design of a propellant valve assembly which controls the flow of fuel into a new upper stage engine; the other is an electromechanical thrust vector control actuator for the same upper stage engine.

     We continue to provide all the thrust vector control actuation for the Trident submarine-launched missile which will continue in production at the current volume through the year 2000.

     Our tactical missile business has been limited over the last couple of years. We continue to supply valves for use on the U.S. Patriot Program. Patriot's in production in Japan as is the Sparrow. In Europe, our only tactical missile activity in '94 was valve delivery for the Aspide, a Sparrow derivative produced in Italy.

     In 1991, the Congress passed the Missile Defense Act which anticipated the development of the Theater High Altitude Area Defense (THAAD). It's an anti-missile defense system that intercepts incoming missiles in the upper atmosphere. We're supplying bipropellant thrusters for the attitude control system and a pressure control module used to gimbal the infrared seeker. In addition, Moog is designing the first ever "actuator within the fin" for the THAAD missile.

     If we add together our satellite propulsion business, the work we do on satellite launch vehicles, the Space Shuttle program, an occasional space probe to Pluto, the Trident missile and our tactical missile projects, the combination of space and missiles products represents close to 15% of our sales. This business is a small but strong specialty niche for us. Since our expertise and experience in this area is formidable, we intend to stick with it until the resurgence in space activity comes. When it does, we'll be ready.

Automated Machine Controls

     If our Company's founders hadn't diversified into industrial machine controls, and today we were only an aerospace company, we would be two-thirds our current size. In Fiscal '94, we did about $100 million, or a third of our revenues in industrial machine controls.

     The most important of our industrial markets is machinery that makes products out of plastic. In injection molding machines we supply high performance servovalves which control both the feed of material into the injection cavity and the pressure in the mold. In blow molding machines our valves control the way raw material is fed into the mold cavity. We also supply electronic controls which manage the servovalve functions as well as the sequence of machine operations and temperatures. On occasion, we'll supply electronic controls and servovalves on the same machine.
Often times, the machine maker will use our servovalves in combination with someone else's electronics and in many cases our electronics are used on machines that don't require servovalves for closed-loop control.

     Typically, the plastics market makes up about 25% of our industrial sales. It's a big area for us but it's had a couple of bad years recently, particularly in Europe. We're hoping for a better Fiscal '95. Our customers in Europe, which include Battenfeld, Engel, Arburg, Techne, Uniloy, Billion and others all show evidence of recovering. Also, we've enjoyed eager acceptance of a set of new low cost products recently developed by our Buhl organization. We're excited that the new Buhl control has been selected by three injection molding OEM's in Hong Kong: Po Yuen, Topfine and Elite.

     In June '94, the National Plastics Exhibition was held in Chicago. Twenty-one different companies displayed equipment using Moog components. Moog Buhl controls were displayed on Korea's GoldStar injection molding machine, among others. This is GoldStar's first high-performance closed-loop machine. There was also considerable interest in the Moog blow molding control used on a Braune and Wulsch machine. Makers of blow molding machinery are increasingly attracted to the operating advantages of the Moog control. It is a high-end, high-performance control and it commands a premium price.

     Another of the big market areas for industrial servovalves is control of fuel flow in stationary gas turbines. We have customers all over the world including European Gas Turbines, Nuovo Pignone, Phillips, Volvo, GEC, MHI, Mitsui and Fuji Electric. Power generation is one of the growth markets in industrial servos, driven in part by the huge infrastructure investment required in the Pacific Rim and China.

     Steel mills are another major market for servo-controls, a market that will be buoyed by facility development in the Asian Pacific.

     A fourth market is the manufacture of fatigue test equipment. Our primary customers are Schenk and Mercedes in Germany, Instron and Kelsey in England, Saginomiya and MHI in Japan, and Daewoo and Hyundai in Korea.

     Although there are pockets of more rapid growth in the industrial servovalve market, the worldwide average will be a modest 3-4%. On the other hand, competition is lively. In Europe, Moog competes with Rexroth, Bosch and Ultra (formerly Dowty). In Japan, there is one major competitor, Tokyo Precision Products.

     In 1988, we spun off our U.S. industrial servovalve division to Bill Moog, our founder, in exchange for his stock in Moog Inc. Since that time, we've been reluctant to invest in establishing our own U.S. sales and distribution network or in duplicating Bill's facilities. We believed there was a high likelihood that one day we'd be able to buy this company back. In '94, Bill sold his company, but we did not buy it. The sale began with a bidding contest that took the price to a level beyond what we thought reasonable, since we already have the technology and can easily match the facilities.

     We now plan to increase our participation in this worldwide market through a renewed emphasis in the U.S. It will take some years for us to again be a factor in the U.S. market. Servovalve customers change suppliers slowly. Also, gaining market share will not be easy. Bill sold to Enidine, a company with an established network of distributors. European competitors have made inroads on the U.S. and recently E-Systems bought the Fluid Controls Division of BW/IP International which includes the Atchley industrial servovalve product line. So, there is competition. But the U.S. market for industrial valves exceeds $30 million per year and we're currently doing less than $1 million. We have lots of room to grow.

     Our electronic controls for injection and blow molding were developed so we could control our servovalves. In a similar fashion, we've developed electronic products in other areas. One of our more successful efforts is the radio transmitter we supply to the mining industry for control of continuous miners. Fiscal '94 was a tough year in the mines because of the U.S. coal strike. However, that's over and we're seeing renewed interest. We have a new product, a two-way digital radio, which has found acceptance with four of our big customers.

     It's been over twelve years since we made the strategic decision to expand our product range beyond hydraulics and develop a line of electric servomotors. We entered this market on the premise that there was a place at the high end of the performance spectrum for a company of engineers who can develop customized solutions and provide them in products with quality and reliability. We've found plenty of opportunities to invest time and energy in this pursuit. To date, our sales volume and associated margins on the applications we've pursued have not recovered our engineering investments, but we're coming close to that balance. Our motor is a good design. It's a brushless DC motor that's smaller and lighter than comparable products and we now have a good digital controller. A single axis motion control can be incorporated directly in our digital controller. Our hardware and software is optimized for use with the CANBUS digital information bus which can deliver instructions to machine controls throughout a factory.

     To date, our major customer applications are robotics with Bosch (Germany), material handling with ISI (U.S.) and Engel Automation (Austria), and a wide variety of specialty machine applications. These range from brush-making machines to textile, glass grinding, packaging, weaving and printing machines. In many of these applications, the customer is using the precision of digital control and the reliability of brushless motors to replace control systems using mechanical cams for coordination. In the bargain, he gets improved flexibility in both the original design and in the later re-configuration of his system.

     There are some applications wherein we sell only motors. The most notable of these was mentioned in our '93 report. It's a vacuum device used in German retail gas stations to dispose of fumes developed while pumping gas. It's built by Deutsche Geratebau and our production is at an annual rate of 3000 to 4000 motors.

     A major offshoot of our industrial motor development work has been a pioneering effort to apply electric drives in azimuth and elevation controls for gun systems in military vehicles. This is a curious hybrid of industrial-type hardware sold to defense companies with elaborate specifications. The products are a high-torque brushless DC motor the size of a breadbox and a 24-volt motor controller the size of a suitcase. The challenge is to manage the electric power in the motor and controller. There are large inertias involved in pointing the gun on a vehicle that's bouncing through an open field. Our advantage is the elimination of the hydraulic power supply and the risk of fire in the hydraulic fluid. One of several different systems designed over the past few years has gone into production and that makes the whole effort worthwhile. It's an elevation and traverse drive system for the Combat Vehicle 90/40 built by Bofors for the Swedish army. In the past year, we've completed qualification and begun delivery of the first 168 production systems. More importantly, we received a follow-on order for an additional 157 systems to be delivered through the end of the decade. We have an additional order for this same hardware from a Norwegian company, Hegglunds, who is also using the CV90.

     Another important spin-off of our electric motor work is our entry into the market for entertainment simulators. Three years ago, a business development team canvassed the simulator market and identified the need for an electrically-actuated motion base for the entertainment business. In short order, a Moog design team extended some electric actuation work done for NASA and developed the product line we're delivering today.

     As previously mentioned, we delivered nine simulators this year. Four went to customers in Japan - two to Shirahama Earth Adventure in Wakayama, one to Portopia Land in Kobe and one to Geo-Bio World in Fukuoka. One went to Ontario Place in Toronto, and two to the Empire State Building in New York. Two were delivered to Tempus Expeditions. Tempus is the concept of a Salt Lake City entrepreneur, Bill Sadleir, who has packaged high quality audio-video-kinetic family entertainment in a retail establishment designed for megamalls. His first installation is in the Mall of America in Minneapolis. Given the increasing interest in theme parks in the Asian-Pacific and the extraordinary opportunity for entertainment simulators in U.S. megamalls, we're hopeful that our revenues in this market will soon equal the revenues in the electric motors business that led us to this product in the first place.

     Unlike most of the businesses we're in, the entertainment industry knows nothing about us. Theme park operators aren't acquainted with aircraft flight controls, much less with Xenon thrusters. But one of our employees has made a good start at showing these customers how Moog operates. We'd like to tell you about it.

     This summer, during the week that our plant shuts down for vacation, one of Moog's senior engineers got a 3:00 a.m. phone call from Japan.
There had been a fire at the Kobe, Japan amusement park where one of our customers was just installing our entertainment platform. The fire had ruined the platform's power supply. Moog's engineer, Bill Lyons, described over the phone to the customer how to replace the power unit. Later that morning, he drove to the plant to fax more information. While he was there, the customer called in a panic and said there was more damage than originally thought. The grand opening for the theater was one day later. The last flight that could get Bill to Japan in time to help was leaving Buffalo in less than an hour. Would he come?

     At times like this, in situations like this, a company is measured.

     There wasn't time to go home and pack before the flight. Bill went to Japan in the clothes he had on. There wasn't time to call his wife to say he wouldn't be home for dinner. He called her from Chicago. (Bill stayed in Japan for two weeks.) There wasn't time to take the equipment needed. He asked fellow workers to ship it express. There wasn't time to test a new design in Japan. So colleagues drove a prototype to Toronto to test it after-hours on a platform already in place.

     This kind of individual responsibility and commitment is what the world can expect of Moog. And while this story is a great example, it's by no means the only one. We have heroes and heroines moving around our Company every day. They're the folks who have made our Company what it is, who have carried the company through the last three difficult years and who have brought us to this threshold of opportunity.

Directors and Officers

Robert T. Brady
President
Chief Executive Officer
Director

Richard A. Aubrecht
Chairman of the Board
Director

Robert R. Banta
Executive Vice President
Chief Financial Officer
Assistant Secretary
Director

Kenneth D. Garnjost
Vice President, Engineering

Joe C. Green
Executive Vice President
Chief Administrative Officer
Director

John D. Hendrick
Director
President, Okuma Machinery Inc.

Kenneth J. McIlraith
Director
Retired Banking Executive

Peter P. Poth
Director
Retired Executive

Arthur S. Wolcott
Director
Chairman, Seneca Foods Corporation

Warren B. Cutting
Director
Emeritus Business Consultant

Philip H. Hubbell
Vice President - Contracts

Stephen A. Huckvale
Vice President - Asia Pacific

Robert H. Maskrey
Vice President - Aircraft Group

Kenneth G. Smith
Vice President - Europe

Richard C. Sherrill
Vice President - Systems Group

William P. Burke
Treasurer

John B. Drenning
Secretary
Partner, Phillips Lytle

Moog Inc.
Headquarters
East Aurora, New York, USA

Moog Australia Pty., Ltd.
Mulgrave, Australia

Moog do Brasil Controles Ltda.
So Paulo, Brazil

Moog Buhl Automation
Copenhagen, Denmark

Moog Controls Ltd.
Tewkesbury, England

Moog OY
Espoo, Finland

Moog Sarl
Rungis, France

Moog GmbH
Bblingen, Germany

Moog Controls Hong Kong Ltd.
Hong Kong

Moog Controls (India) Pvt. Ltd.
Bangalore, India

Moog Ltd.
Ringaskiddy, Ireland

Moog Italiana S.r.l.
Malnate, Italy

Moog Japan Ltd.
Hiratsuka, Japan

Moog Korea Ltd.
Kwangju-Kun, Korea

Moog Controls Corporation
Baguio City, Philippines

Moog Singapore Pte. Ltd.
Singapore

Moog Sarl Sucursal En Espaa
Orio, Spain

Moog Norden A.B.
Askim, Sweden

Cover:

Boeing's fly-by-wire flight control systems on its new 777 aircraft depend on Moog's servovalves and actuators to translate computer commands into movement of the control surfaces. Our participation includes the hydraulic spoiler actuators, all servovalves, the mechanical leading edge actuation system, and various engine control functions.

Moog is a worldwide manufacturer of precision control components and systems. Moog actuation devices control high-performance aircraft, satellites and space vehicles, strategic and tactical missiles and automated industrial machinery.

Moog has had a major worldwide presence for over 30 years. Located in 18 countries, our offices and manufacturing facilities allow Moog to better serve our international customers and meet the demands of the ever-changing global marketplace.

Moog supplies a diverse range of flight control actuators on the F/A-18 Fighter Program. In addition, Moog servovalves control the fuel flow and configuration of the engines. As a result of the acquisition of AlliedSignal's actuation systems, Moog now supplies mechanical actuation systems to both the plane's leading edge flap and the wingfold. This state-of-the-art hardware allows the aircraft to maneuver at supersonic speeds and offers the pilot unparalleled flight control.

The Boeing 747 illustrates the broad spectrum of Moog's aircraft control capability encompassing over 40 individual pieces of hardware. Pilot and autopilot commands to the ailerons, spoiler and autopilot actuators control the aircraft's flight path. Additionally, our servoactuation products control the engine and auxiliary power units. With the recent addition of AlliedSignal's actuation product line, Moog has significantly increased its presence on the 747.

On September 16, 1994, U.S. astronauts conducted the first test of the SAFER (Simplified Aid for Extra-Vehicular Rescue). Twenty-four of Moog's miniature cold gas thrusters provide the astronaut with the control capability to perform a self-rescue.

The global market for fuel-efficient, environmentally-friendly power generation equipment will continue its rapid growth. Moog control components are sold to gas and steam turbine manufacturers throughout the world. These turbines range from very small - measuring only a few feet and generating fractions of megawatts to massive turbines measuring thousands of square feet and generating over 200 megawatts.

Machinery to form and mold plastic products benefits from Moog's ability to precisely control all required functions. On injection molding machines, Moog Buhl controllers as well as our servovalves enable faster set-up times, reduced down times and consistent product quality.

Moog's all-electric entertainment simulator platforms are setting the performance standard in this rapidly growing industry. The complete six axis platform and cabin manufactured by Moog for Tempus Expeditions is our latest development.

Investor Information

Reports

     In addition to our Annual Report, each shareholder receives copies of our three Quarterly Reports and the summary of our Annual Meeting. Additional information about the Company, including exhibits to the Annual Report on Form 10-K for the fiscal year ended September 30, 1994, may be obtained by writing:

     Shareholder Relations
     Moog Inc.
     East Aurora, New York 14052-0018
     PHONE - 716/652-2000
     FAX - 716/687-4457

Annual Meeting

     Moog Inc.'s Annual Meeting of Shareholders will be held February 8, 1995 at 9:15 a.m. at the Albright-Knox Art Gallery, 1285 Elmwood Avenue, Buffalo, New York. Proxy cards should be dated, signed and returned promptly to ensure that all shares are represented at the meeting and voted in accordance with shareholder instructions.

Financial Mailing List

     Shareholders who hold Moog stock in the names of their brokers or bank nominees but wish to receive information directly from the Company should contact Shareholder Relations at Moog Inc.

Transfer Agent and Registrar

     Mellon Securities Trust Company
     c/o Mellon Securities Transfer Services
     85 Challenger Road
     Overpeck Centre
     Ridgefield Park, New Jersey 07660
     201/296-4000

Affirmative Action Program

     In recognition of our role as a contributing corporate citizen, Moog has adopted all programs and procedures in our Affirmative Action Program as a matter of corporate policy.

                               EXHIBIT (24)

                    Consent of KPMG Peat Marwick; Reports of
                    Coopers & Lybrand

KPMG Peat Marwick LLP


                      CONSENT OF INDEPENDENT AUDITORS



The Board of Directors
Moog Inc.:


We consent to incorporation by reference in the Registration Statements (No. 33-62968, 33-36722, 33-36721, 33-33958 and 33-20069) on Form S-8 of
Moog Inc. of our report dated November 23, 1994, relating to the consolidated balance sheets of Moog Inc. and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows and related schedules for each of the years in the three-year period ended September 30, 1994, which report appears in the September 30, 1994 annual report on Form 10-K of Moog Inc.

                                   KPMG Peat Marwick LLP


Buffalo, New York
December 29, 1994

COOPERS & LYBRAND
Wirtschaftsprufungsgesellschaft

Gesellschaft mit
beschrankter Haftung


MOOG INC.
East Aurora, New York  14052-0018
U.S.A.

                                             November 21, 1994


                        Independent Auditors Report

The Board of Directors
Moog Inc.:

We have audited the consolidated balance sheet of Moog GmbH (a wholly-owned subsidiary of Moog Inc.) and subsidiary (Moog Italiana SRL) as of September 30, 1994 and 1993, and the related consolidated statements of Earnings and Retained Earnings, changes in shareholder's equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog GmbH and subsidiary as of September 30, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


Coopers & Lybrand GmbH

Wirtschaftsprufungsgesellschaft

COOPERS & LYBRAND


The Board of Directors
Moog Inc.
East Aurora
NEW YORK
USA

                                   23 November 1994

Dear Sirs

Independent Auditors' Report

We have audited the consolidated balance sheets of Moog Controls Limited (a wholly-owned subsidiary of Moog Inc.) and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

we conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures of the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Controls Limited and subsidiaries as of September 30, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 1994, in conformity with accounting principles generally accepted in the United States.


Coopers & Lybrand
Chartered Accountants
Gloucester, England
23 November 1994