Form 10-Q
period 1994-12-31
MOOG INC
filed 1995-02-13
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)

_x_   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1994

                                    OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
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

          Class                    Outstanding at February 8, 1995

Class A Common Stock, $1.00 par value        6,042,238 Shares
Class B Common Stock, $1.00 par value        1,677,814 Shares

                                 MOOG INC.

                                   INDEX



                                                                 Page No.

PART I.   FINANCIAL INFORMATION                                  3-15

          Consolidated Condensed Balance Sheets
          December 31, 1994 and September 30, 1994               4

          Consolidated Condensed Statements of Operations
          Three Months Ended December 31, 1994 and 1993          5

          Consolidated Condensed Statements of Cash Flows
          Three Months Ended December 31, 1994 and 1993          6

          Notes to Consolidated Condensed Financial
          Statements                                             7-8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9-15


PART II.  OTHER INFORMATION                                      16

          SIGNATURES                                             17

                      PART I:  FINANCIAL INFORMATION

                                MOOG INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands)
                                                  Unaudited      Audited
                                                    As of         As of
                                                  December 31    September 30
ASSETS                                            1994           1994
CURRENT ASSETS
     Cash and cash equivalents                    $  9,180       $  8,749
     Receivables, net                              141,213        144,197
     Inventories (note 2)                           82,748         78,642
     Deferred income taxes                          16,658         15,392
     Prepaid expenses and other current assets       6,415          8,445
          TOTAL CURRENT ASSETS                     256,214        255,425

PROPERTY, PLANT AND EQUIPMENT, net                 143,607        146,472
INTANGIBLE ASSETS, net                              17,952         18,154
OTHER ASSETS                                         4,331          4,405

TOTAL ASSETS                                      $422,104       $424,456

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                                $ 10,724       $  9,569
     Current installments of long-term debt
        and convertible subordinated debentures     17,602         15,201
     Accounts payable                               21,560         21,339
     Accrued salaries, wages and commissions        18,233         20,641
     Contract loss reserves                         13,069         14,964
     Other accrued liabilities                      11,334         11,214
     Accrued income taxes                              258            391
     Customer advances                               6,093         10,070

          TOTAL CURRENT LIABILITIES                 98,873        103,389

LONG-TERM DEBT, excluding current
     installments                                  159,224        160,006
LONG-TERM PENSION OBLIGATION                        20,622         20,093
OTHER LONG-TERM LIABILITIES                            748          1,195
DEFERRED INCOME TAXES                               18,544         16,671
CONVERTIBLE SUBORDINATED DEBENTURES,
     excluding current installments                 19,398         19,400
MINORITY INTEREST IN SUBSIDIARY COMPANY              1,524          1,518

COMMITMENTS AND CONTINGENCIES                          -             -

SHAREHOLDERS' EQUITY (note 6)
     Preferred stock                                   100            100
     Common stock                                    9,134          9,134
     Other shareholders' equity                     93,937         92,950
          TOTAL SHAREHOLDERS' EQUITY               103,171        102,184

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $422,104       $424,456

See accompanying notes to Consolidated Condensed Financial Statements.

                                MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share data)
                                 Unaudited
                                            Three Months Ended
                                                December 31
                                             1994      1993
NET SALES                                    $ 86,917  $ 68,818
OTHER INCOME                                      569       556
                                               87,486    69,374

COSTS AND EXPENSES
  Cost of sales                                62,184    48,542
  Research and development expenses             4,357     5,006
  Selling, general and administrative
    expenses                                   15,015    12,885
  Interest expense                              4,387     2,483
  Foreign exchange (gain) loss                     10      (129)
  Other expenses                                   58       276
                                               86,011    69,063

EARNINGS BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                       1,475       311

INCOME TAXES                                      291       113

EARNINGS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE             1,184       198

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (note 3)                     -       505

NET EARNINGS                                 $  1,184  $    703

EARNINGS PER COMMON SHARE
  -  BEFORE CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                     $.15      $.03
  -  CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                           -       .06
  -  NET EARNINGS                                $.15      $.09

AVERAGE COMMON SHARES OUTSTANDING           7,719,422 7,713,465




See accompanying notes to Consolidated Condensed Financial Statements.




                                 MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                                 Unaudited
                                                  Three Months Ended
                                                     December 31
                                                     1994     1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                     $  1,184  $   703
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
    Depreciation and amortization                     4,803    3,484
    Provisions for losses                               309      903
    Deferred income taxes                               729   (1,363)
    Cumulative effect of change in accounting
      principle                                           -     (505)
    Other                                                16       26
    Changes in assets and liabilities
      providing (using) cash:
      Receivables                                     2,214    8,606
      Inventories                                    (4,236)  (2,158)
      Prepaid expenses and other assets               1,800     (714)
      Accounts payable and accrued expenses          (4,070)  (4,539)
      Customer advances and other liabilities        (3,906)  (1,337)
      Accrued income taxes                              195     (111)
    NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                             (962)   2,995

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment          (1,611)  (2,033)
  Proceeds from sale of assets                          110      152
  Other                                                  56       30
    NET CASH USED BY INVESTING ACTIVITIES            (1,445)  (1,851)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in notes payable            1,210     (810)
  Proceeds from revolving lines of credit             2,000      224
  Payments on revolving lines of credit                   -       -
  Proceeds from issuance of long-term debt              507      960
  Payments on long-term debt and capital
    lease obligations                                  (870)  (2,935)
  Purchase of convertible subordinated
    debentures                                           (2)       -
  Preferred stock dividends paid                         (2)      (2)
  Proceeds from issuance of treasury stock               14        -
    NET CASH PROVIDED (USED)
      BY FINANCING ACTIVITIES                         2,857   (2,563)

Effect of exchange rate changes on cash                 (19)     (34)
INCREASE (DECREASE) IN CASH                             431   (1,453)
Cash at beginning of period                           8,749   18,589
Cash at end of period                               $ 9,180  $17,136


See accompanying notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (dollars in thousands except share data)
                                 Unaudited

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements fairly present the financial position of Moog Inc. as of December 31, 1994, and the results of its operations and cash flows for the three months ended December 31, 1994 and 1993. The results of operations for the three month period ended December 31, 1994 are not necessarily indicative of the results expected for the full year.

2. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:

                                        December 31    September 30
                                          1994           1994

     Raw materials and purchased parts  $16,358        $19,356
     Work in process                     53,878         48,517
     Finished goods                      12,512         10,769
                                        $82,748        $78,642

3. In the quarter ended December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." As a result of recording previously unrecognized deferred tax assets in the United States and Japan in accordance with SFAS 109, net earnings were increased by $505. The effect of adopting SFAS 109 has been reported as a Cumulative Effect of Change in Accounting Principle.

4. On June 17, 1994, the Company concluded the acquisition of the hydraulic and mechanical actuation product lines (the Product Lines) of AlliedSignal Inc. located in Torrance, California. The Product Lines include mechanical drive systems for leading edge flaps and hydraulic servoactuators for primary and secondary flight controls used on a variety of commercial and military aircraft.
     The purchase price, including payment for specified transition services to be provided by AlliedSignal over a period of approximately one year, was $78,000. The Purchase Agreement provides for an adjustment to the purchase price based upon Net Assets delivered at closing. The Company has recorded a receivable from AlliedSignal of $3.6 million at December 31, 1994 and September 30, 1994, which represents AlliedSignal's initial calculation of the shortfall in Net Assets delivered at closing.
     In addition, notification has been sent to AlliedSignal of several issues the Company believes require further reduction in the purchase price. In the event the Company and AlliedSignal cannot reach a resolution, the Purchase Agreement provides for the use of an independent arbitrator. The resolution of Net Assets delivered is not expected to have a material adverse effect on the Company's future financial position or results of operations, since any reduction in Net Assets delivered at closing from AlliedSignal's initial calculation would result in a cash refund to the Company. The cash refund would be used to reduce outstanding debt, with a corresponding reduction of intangible assets.

5. In addition to the cash flow information provided in the Consolidated Condensed Statements of Cash Flows, the following supplemental cash flow data is provided:

                                          Three Months Ended
                                             December 31
                                             1994      1993
     Cash paid during the period for:
          Interest                           $3,201    $1,794
          Income tax                            532     1,819

     Non cash investing and financing
       activities:
          Leases capitalized                     25        10

6. The changes in shareholders' equity for the three months ended December 31, 1994 are summarized as follows:

                                             Number of Shares
                                                    Class A      Class B
                                        Preferred   Common       Common
                              Amount    Shares      Stock        Stock

PREFERRED STOCK
  Beginning and end of period $   100   100,000

COMMON STOCK
  Beginning and end of period   9,134               6,599,306    2,534,817

ADDITIONAL PAID-IN CAPITAL
  Beginning and end of period  47,737

RETAINED EARNINGS
  Beginning of period          56,373
  Net earnings                  1,184
  Preferred stock dividends        (2)
  End of period                57,555

TREASURY STOCK
  Beginning of period         (17,929)               (557,155)    (858,003)
  Treasury stock issued            14                      87        1,000
  End of period               (17,915)               (557,068)    (857,003)

EQUITY ADJUSTMENTS
  Beginning of period           7,866
  Foreign currency translation   (264)
  End of period                 7,602

LOAN TO SAVINGS AND STOCK
OWNERSHIP PLAN (SSOP)
  Beginning of period          (1,098)
  Payments received on loan
   to SSOP                         56
  End of period                (1,042)

TOTAL SHAREHOLDERS' EQUITY   $103,171   100,000     6,042,238    1,677,814

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           OPERATING HIGHLIGHTS
                          (dollars in thousands)



DOMESTIC CONTROLS manufactures and markets precision control components primarily for North America.

                                           Three Months Ended
                                        12/31/94        12/31/93

Net sales                               $ 62,528       $ 46,560
Intersegment sales                         1,959          2,469

     Total sales                        $ 64,487       $ 49,029

Operating profit                        $  6,326       $  4,706

Earnings before cumulative
     effect of change in
     accounting principle                  1,060          1,320

Backlog                                  169,437        134,939





INTERNATIONAL CONTROLS manufactures and markets precision control components for industrialized economies in Europe and the Far East.


                                           Three Months Ended
                                        12/31/94         12/31/93

Net sales                               $ 24,389         $22,258

Intersegment sales                         1,132           1,278

     Total sales                        $ 25,521        $ 23,536

Operating profit (loss)                 $  1,001        $   (230)

Earnings (loss) before cumulative
     effect of change in
     accounting principle                    211          (1,218)


Backlog                                   42,234          27,720

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           OPERATING HIGHLIGHTS
                          (dollars in thousands)


CONSOLIDATED SALES AND EARNINGS


                                           Three Months Ended
                                        12/31/94         12/31/93

Net sales                               $ 86,917       $ 68,818
Operating profit                           7,327          4,476

Deductions from operating profit:
     Interest expense                      4,387          2,483
     Foreign exchange (gain) loss             10           (129)
     Other expenses-net                    1,366          1,970
     Eliminations                             89           (159)
          Total deductions                 5,852          4,165

Earnings before income taxes
     and cumulative effect
     change in accounting
     principle                             1,475            311

Income taxes                                 291            113

Earnings before cumulative effect of
     change in accounting principle        1,184            198

Cumulative effect of change in
     accounting principle                      -            505

Net earnings                            $  1,184       $    703

Backlog                                 $211,671       $162,659



Operating profit for each segment consists of total revenue less cost of sales and segment specific operating expenses. The deductions from operating profit have been charged to the respective segments by being directly identified with a segment or allocated to the segments on the basis sales or identifiable net assets.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


The following discussion is an analysis of the first quarter of fiscal 1995 compared with the first quarter of fiscal 1994, unless otherwise noted.

GENERAL - For the first quarter of fiscal 1995, the Company generated net earnings of $1.2 million, or $.15 per share, compared to $.7 million, or $.09 per share, in the first quarter of fiscal 1994. First quarter fiscal 1995 results were favorably impacted by the $20.6 million in revenues associated with the June 1994 acquisition of the hydraulic and mechanical actuation product lines (the Product Lines) of AlliedSignal Inc. First quarter of fiscal 1994 results included the cumulative effect of a change in accounting principle of $.5 million from the adoption of SFAS No. 109, "Accounting for Income Taxes."

Domestic Controls segment operating profit for the first quarter of fiscal 1995 was $6.3 million, or 9.8% of segment sales. This compares to $4.7 million, or 9.5% of segment sales in the first quarter of fiscal 1994. The increase is due to increased revenue in Aircraft Controls associated with the Product Line acquisition, and improved operating margins in the Systems Group. Within Aircraft Controls, the positive impact of the Product Line acquisition was, in part, offset by the expected decline in revenues and profit contribution from the B-2 program. Within the Systems Group, operating profit improved despite slightly lower sales, principally due to cost reduction measures and lower R&D expenses. The cost reduction efforts primarily relate to workforce reductions, while reduced R&D expenses are attributable to unusually high levels of effort in the first quarter of 1994 on radio controls and entertainment motion platforms.

For the International Controls segment, operating profit in the first quarter of fiscal 1995 was $1.0 million, or 3.9% of segment sales, compared to a loss of $.2 million, or 1.0% of segment sales, in the first quarter of 1994. The principal reasons for the improvement was better performance by the Company's operations in Germany, England and Japan. The improvement in the German and English operations reflects the general improvement in the European capital goods markets, improved profitability on defense related contracts, and cost reduction efforts. In Japan, fiscal 1994 first quarter results were adversely affected by the warranty replacement of a faulty component supplied by a subcontractor. Further improvement in International Controls results was limited due to losses in the Company's plastic controls product line related to new product introductions.

FINANCIAL CONDITION AND LIQUIDITY - Cash used by operating activities was $1.0 million in the first quarter of fiscal 1995, compared to cash provided of $3.0 million in the same fiscal 1994 quarter. The most significant factors contributing to the decline were reductions in liabilities associated with customer advances and contract loss reserves.

As of December 31, 1994, the Company has worldwide unused lines of credit of $25.1 million, plus cash and cash equivalents of $9.2 million. In comparison, the Company had worldwide unused lines of credit of $33.9 million and cash of $8.7 million at September 30, 1994.

Consolidated assets at December 31, 1994 declined to $422 million compared with $424 million at September 30, 1994, principally due to fiscal 1995 first quarter depreciation and amortization being well above capital expenditures.

Capital expenditures for the first three months of 1995 were $1.6 million compared with depreciation of $4.4 million. Capital expenditures in the first quarter of 1994 were $2.0 million compared with $3.4 million of depreciation. Additions to property, plant and equipment for all of 1995 are expected to remain well below depreciation levels.

The Company monitors total debt to equity as a key financial ratio. The ratio includes short-term and long-term debt and subordinated debentures. The ratio at December 31, 1994 and September 30, 1994 was 2.0.

Working capital at December 31, 1994 was $157 million compared with $152 million at September 30, 1994. The current ratio was 2.59 at December 31, 1994, compared to 2.47 at September 30, 1994. The increase in working capital and the current ratio principally relates to reductions in both contract loss reserves and customer advances on various long-term programs.

The Company refinanced its Domestic credit facilities on June 15, 1994, closing on a $152,000 Revolving Credit and Term Loan Agreement with a banking group. The agreement provides for an $85,000 revolving credit facility and a $67,000 term loan facility. Interest on both the revolving and term facilities is LIBOR plus 2.125%. To provide interest rate protection, the Company has entered into interest rate swap arrangements for $60,000, effectively converting this amount to fixed rate debt at 8.2% through June of 1996. The proceeds from the refinancing were used principally to acquire the AlliedSignal hydraulic and mechanical actuation product lines and pay off existing Domestic term loans. The new $152 million Credit Facilities along with a pre-existing $20 million term loan are secured by substantially all of the Company's domestic assets. In addition, the stock of all domestic and foreign subsidiaries has been pledged. The Credit Facilities and amended term loan include customary covenants for transactions of this nature, including requirements to maintain various financial ratios.

NET SALES for the first quarter were $86.9 million, 26.3% above net sales of $68.8 million in the previous first quarter. Net sales for the Domestic Controls segment in the first quarter were $62.5 million, an increase of 34.3% over the $46.6 million from the 1994 first quarter. The Domestic segment sales increase is attributable to the acquired Product Lines, which added $20.6 million in revenue. Without the product line acquisition, Domestic segment sales would have declined 10%. Within the Aircraft Controls Group, the decline is primarily on the B-2 program. Within the Systems Group, sales were down slightly, principally attributable to declines in the missiles and electronics product lines, in part offset by stronger sales on the space products line. The decline in missiles sales reflects reductions in defense spending, while the electronics product line had unusually strong sales in the first quarter of 1994 associated with a new carpet tufting controls applications. Conversely, space products rebounded from an unusually low sales level in the first quarter of 1994. International Controls segment sales increased 9.6% from $22.3 million in the first quarter of fiscal 1994 to $24.4 million in the current quarter. Excluding currency effects, sales increased 1.2%. While the International Segment had nominal real sales growth, the backlog increase in real terms of 45.3% from a year ago is indicative of the strength of the International markets. Within the Company's International activities, operations are conducted in more than ten countries. Accordingly, the Company experiences a leveling effect from currencies after translation of operating results into U.S. dollars.

OTHER INCOME was $.6 million in the first quarter of 1995 compared with $.6 million a year ago. Other income generally includes rental income, interest, gains on sales of equipment, and royalty income.

COST OF SALES for the first quarter of the current year was 71.5% of sales, compared to 70.5% in the prior year first quarter. First quarter fiscal 1995 was negatively affected by the transition costs associated with the Product Line acquisition. Further, the first quarter of fiscal 1994 was positively affected by favorable cost experience on a major contract within Aircraft Controls.

RESEARCH AND DEVELOPMENT EXPENSE was $4.4 million, or 5.0% of net sales in the current quarter, compared to $5.0 million, or 7.3% of net sales in the first quarter of 1994. The relative decrease in R&D in the quarter reflects unusually high levels of effort last year on entertainment simulators in the Motion Systems product line, brushless motor development and radio controls within the Electronics and Systems product line, and work related to developing a high performance engine valve within the Engine Controls product line.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $15.0 million in the first quarter of 1995, or 17.3% of net sales, compared to $12.9 million in the prior first quarter, or 18.7% of sales. The increase in absolute terms relates to the acquired Product Lines. Cost reduction measures in the U.S. and Europe were key factors in limiting any real increase.

INTEREST EXPENSE was $4.4 million in the current quarter compared with $2.5 million in the first quarter of 1994. The increase in interest expense results from higher debt related to the Product Line acquisition and increasing interest rates. For the current quarter, interest expense was 5.0% of sales compared to 3.6% of net sales in the prior first quarter.

INCOME TAXES - The effective tax rate at December 31, 1994 was 19.7%. The determination of this rate assumes that the operating results of the Company's German subsidiary, which has available $6.7 million of net operating loss carryforwards at September 30, 1994, will continue to improve. The effective tax rate in 1994 was 36.3%.

The Company adopted Statement No. 109, "Accounting for Income Taxes" in last year's first quarter. The effect of this change in accounting principle was to increase net earnings by $.5 million, primarily resulting from the recognition of deferred tax assets in the U.S. and Japan.

BACKLOG was $212 million at December 31, 1994 compared with $217 million at September 30, 1994 and with $163 million at December 31, 1993. Backlog for the Domestic Controls segment was $169 million at December 31, 1994 compared with $181 million at September 30, 1994 and with $135 million at December 31, 1993. Domestic backlog at December 31, 1994 includes $55 million related to the acquired Product Lines. Excluding the acquired Product Lines, Domestic backlog declined to $114 million, primarily attributable to the Aircraft Controls product line, particularly the B-2 program. International Controls segment backlog was $42.2 million at December 31, 1994 compared with $35.9 million at September 30, 1994 and with $27.7 million at December 31, 1993. Backlog for the European operations increased 17.0% from September 30, 1994 levels, while backlog for the Pacific operations has increased 34.6% over the same period. In Europe and the Pacific, backlog levels have increased 70.6% and 30.7%, respectively, when compared to December 31, 1993. The improvement in backlog relates principally to industrial product lines, and for Europe in particular reflects the beginning of the recovery in capital goods markets.

ENVIRONMENTAL MATTERS - The Company continues to participate as a Potentially Responsible Party (PRP) in the clean-up of two Superfund sites in Western New York. With respect to one of these sites, a preliminary settlement has been reached. In addition, the Company was notified in 1993 by a PRP group at a related site that it will seek contribution from the Company and others to the extent the group is responsible for remediation costs at the related site. The Company is also in the process of evaluating potential environmental remediation actions at a Company owned facility leased to a third party. At December 31, 1994, the Company believes adequate reserves have been established for environmental issues. Because of the uncertainties associated with environmental matters, the Company could be requested to participate in future remediation activities, if any, at the two Superfund sites. With respect to the related site referenced above, the clean-up effort has not progressed sufficiently to allow an accurate assessment of total clean-up costs or the Company's relative responsibility for those costs.

Based upon currently available data, while it is difficult to predict with certainty, the Company does not expect that these environmental matters will have a material affect on the financial position of the Company in excess of amounts currently reserved.

1994 ACQUISITION - On June 17, 1994, the Company concluded the acquisition of the hydraulic and mechanical actuation product lines (the Product Lines) of AlliedSignal Inc. located in Torrance, California. The Product Lines include mechanical drive systems for leading edge flaps and hydraulic servoactuators for primary and secondary flight controls used on a variety of commercial and military aircraft. The purchase price, including payment for specified transition services to be provided by AlliedSignal over a period of approximately one year, was $78,000. The Purchase Agreement provides for an adjustment to the purchase price based upon Net Assets delivered at closing. The Company has recorded a receivable from AlliedSignal of $3.6 million at December 31, 1994 and September 30, 1994, which represents AlliedSignal's initial calculation of the shortfall in Net Assets delivered at closing. In addition, notification has been sent to AlliedSignal of several issues the Company believes require further reduction in the purchase price. In the event the Company and AlliedSignal cannot reach a resolution, the Purchase Agreement provides for the use of an independent arbitrator. The resolution of Net Assets delivered is not expected to have a material adverse effect on the Company's future financial position or results of operations, since any reduction in Net Assets delivered at closing from AlliedSignal's initial calculation would result in a cash refund to the Company. The cash refund would be used to reduce outstanding debt, with a corresponding reduction of intangible assets.

GOVERNMENT CONTRACTING ENVIRONMENT - In fiscal 1995, the Company expects over half of its revenue to come from commercial and industrial business. Comparatively, in 1994 and prior years, more than half of the Company's sales were to either the U.S. Government or various foreign governments for military and space hardware on programs that extend over many years. Current defense industry conditions continue to represent significant challenges to the Company. Further, the Company shares risks of cancellation as a participant in these programs similar to the risks assumed by all government contractors.

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

Continued government emphasis on audit and investigative activity in the U.S. Defense Industry presents risks of unanticipated financial exposure for companies with substantial activity in government contract work. The audit process is an on-going one which includes post-award reviews and audits of compliance with the various procurement requirements. Although government regulations provide that under certain circumstances a contractor may be fined, penalized, have its progress payments withheld or be debarred from contracting with the government, the Company does not anticipate a material financial impact from the various and on-going procurement reviews. The Company believes that adequate reserves have been established for any issues on which financial exposure is known and quantifiable as of December 31, 1994.

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

               None.

Item 3.        Defaults Upon Senior Securities.

               None.

Item 4.        Submission of Matters to a Vote of Security Holders.

               At the Company's Annual Meeting of
               Shareholders held on February 8, 1995, the nominees to the Board of Directors were re-elected based upon the following results:

               Nominee                    For         Withheld

               Class B
                 Arthur S. Wolcott      1,538,349       9,247

               Class A
                 Robert R. Banta        5,374,192      31,922

               In addition, KPMG Peat Marwick was ratified to continue as auditors based upon the following votes: Class A: For, 5,371,367; Against, 18,091; Abstain, 16,656; Class B: For,
               1,539,696; Against, 2,097; Abstain, 5,803.

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








                                               Moog Inc.
                                             (Registrant)


Date:     February 13, 1995   By        S/Robert R. Banta/S
                                        Robert R. Banta
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Date:     February 13, 1995   By        S/Donald R. Fishback
                                        Donald R. Fishback
                                        Controller
                                        (Principal Accounting Officer)