Form 10-Q
period 1995-03-31
MOOG INC
filed 1995-05-15
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1995

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

                                   Yes     X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          Class                    Outstanding at May 8, 1995

Class A Common Stock, $1.00 par value        6,042,238  Shares
Class B Common Stock, $1.00 par value        1,677,814  Shares

                            MOOG INC.

                              INDEX


                                                         Page No.

PART I.   FINANCIAL INFORMATION                             3-17

          Consolidated Condensed Balance Sheets-
          March 31, 1995 and September 30, 1994             4

          Consolidated Condensed Statements of Operations-
          Three Months Ended March 31, 1995 and 1994        5

          Consolidated Condensed Statements of Operations-
          Six Months Ended March 31, 1995 and 1994          6

          Consolidated Condensed Statements of Cash Flows-
          Six Months Ended March 31, 1995 and 1994          7

          Notes to Consolidated Condensed Financial
          Statements                                        8-9

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations     10-17


PART II.  OTHER INFORMATION                                 18

          SIGNATURES                                        19

                 PART I:  FINANCIAL INFORMATION

                           MOOG INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                     (dollars in thousands)


                                            Unaudited   Audited
                                              As of      As of
                                            March 31 September 30

ASSETS                                         1995      1994

CURRENT ASSETS
  Cash and cash equivalents                  $  7,757  $  8,749
  Receivables, net                            156,088   144,197
  Inventories (note 3)                         85,214    78,642
  Deferred income taxes                        15,720    15,392
  Prepaid expenses and other current assets     4,372     8,445
                                             ________  ________

          TOTAL CURRENT ASSETS                269,151   255,425

PROPERTY, PLANT AND EQUIPMENT, net            143,737   146,472
INTANGIBLE ASSETS, net                         17,296    18,154
OTHER ASSETS                                    5,456     4,405

TOTAL ASSETS                                 $435,640  $424,456
                                             ========  ========


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                              $  7,041  $  9,569
  Current installments of long-term debt
   and convertible subordinated debentures     18,211    15,201
  Accounts payable                             25,251    21,339
  Accrued salaries, wages and commissions      19,988    20,641
  Contract loss reserves                       11,428    14,964
  Other accrued liabilities                    11,340    11,214
  Accrued income taxes                            989       391
  Customer advances                             7,643    10,070
                                             ________  ________

          TOTAL CURRENT LIABILITIES           101,891   103,389


LONG-TERM DEBT, excluding current
  installments                                163,812   160,006
LONG-TERM PENSION OBLIGATION                   23,227    20,093
OTHER LONG-TERM LIABILITIES                       719     1,195
DEFERRED INCOME TAXES                          18,457    16,671
CONVERTIBLE SUBORDINATED DEBENTURES,
  excluding current installments               18,000    19,400
MINORITY INTEREST                               1,772     1,518
                                             ________  ________

TOTAL LIABILITIES                             327,878   322,272

COMMITMENTS AND CONTINGENCIES                       -         -

SHAREHOLDERS' EQUITY (note 7)
  Preferred stock                                 100       100
  Common stock                                  9,134     9,134
  Other shareholders' equity                   98,528    92,950
                                             ________  ________
          TOTAL SHAREHOLDERS' EQUITY          107,762   102,184

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $435,640  $424,456
                                             ========  ========

See accompanying notes to Consolidated Condensed Financial
Statements.

                           MOOG INC.
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          (dollars in thousands, except per share data)

                            Unaudited



                                          Three Months Ended
                                               March 31
                                          1995          1994

NET SALES                               $ 91,372       $ 75,127
OTHER INCOME                                 351            377
                                        ________       ________
                                          91,723         75,504
                                        ________       ________

COSTS AND EXPENSES
  Cost of sales                           63,503         51,859
  Research and development expenses        4,343          4,960
  Selling, general and administrative
   expenses                               17,053         13,769
  Interest expense                         4,312          2,240
  Foreign currency exchange gain             (77)           (92)
  Other expenses                             118            225
  Inventory obsolescence charge (note 2)       -          2,574
  Restructuring expense (note 2)               -          2,107
                                        ________       ________
                                          89,252         77,642

EARNINGS (LOSS) BEFORE INCOME TAXES        2,471         (2,138)

INCOME TAXES                                 508           (897)

NET EARNINGS (LOSS)                     $  1,963       $ (1,241)
                                        ========       =========
EARNINGS (LOSS) PER COMMON SHARE        $    .25       $   (.16)
                                        ========       =========

AVERAGE COMMON SHARES OUTSTANDING      7,720,052       7,713,465
                                       =========       =========



See accompanying notes to Consolidated Condensed Financial
Statements.

                            MOOG INC.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (dollars in thousands, except per share data)

                             Unaudited
                                                  Six Months Ended
                                                      March 31
                                                 1995        1994

NET SALES                                    $178,289     $143,945
OTHER INCOME                                      920          933
                                             ________     ________
                                              179,209      144,878
                                             ________     ________

COSTS AND EXPENSES
  Cost of sales                               125,687      100,140
  Research and development expenses             8,700        9,966
  Selling, general and administrative
    expenses                                   32,068       26,915
  Interest expense                              8,699        4,723
  Foreign currency exchange gain                  (67)        (221)
  Other expenses                                  176          501
  Inventory obsolescence charge (note 2)            -        2,574
  Restructuring expense (note 2)                    -        2,107
                                             ________     ________
                                              175,263      146,705
                                             ________     ________

EARNINGS (LOSS) BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                3,946       (1,827)

INCOME TAXES                                      799         (784)
                                             ________     _________

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE             3,147       (1,043)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (note 4)                     -          505
                                             ________     _________

NET EARNINGS (LOSS)                          $  3,147     $   (538)
                                             ========     =========

EARNINGS (LOSS) PER COMMON SHARE:
  - BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE           $    .41     $   (.13)
  - CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                            -          .06
  - NET EARNINGS (LOSS)                      $    .41     $   (.07)
                                             ________     _________

AVERAGE COMMON SHARES OUTSTANDING           7,719,735    7,713,465
                                            =========    ==========

See accompanying notes to Consolidated Condensed Financial
Statements.

                            MOOG INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (dollars in thousands)

                             Unaudited

                                                 Six Months Ended
                                                    March 31
                                                1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                        $ 3,147     $  (538)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
   Depreciation and amortization               9,834       7,236
   Provisions for losses                         951       3,848
   Deferred income taxes                       1,323        (747)
   Cumulative effect of change in
     accounting principle                          -        (505)
   Other                                         (17)        473
   Changes in assets and liabilities
     providing (using) cash:
     Receivables                              (9,119)      6,639
     Inventories                              (4,312)       (377)
     Other assets                              3,380      (1,921)
     Accounts payable and accrued expenses    (1,664)      4,460
     Other liabilities                        (1,885)     (7,550)
     Accrued income taxes                        689         294
                                             ________    ________

   NET CASH PROVIDED BY OPERATING ACTIVITIES   2,327      11,312
                                             ________    ________

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment   (3,549)     (3,791)
  Proceeds from sale of assets                   219         294
  Other investing activities                  (1,125)         37
                                             ========    ========

    NET CASH USED BY
    INVESTING ACTIVITIES                      (4,455)     (3,460)
                                             ________    ________

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in notes payable               (2,894)     (2,068)
  Proceeds from revolving lines of credit      5,000         373
  Proceeds from issuance of long-term debt     4,610         979
  Payments on long-term debt and capital
   lease obligations                          (4,342)    (15,438)
  Purchase of convertible subordinated
   debentures                                 (1,400)     (1,282)
  Preferred stock dividends paid                  (5)         (5)
  Proceeds from issuance of Treasury Stock        14           -
                                             ________    ________
    NET CASH USED BY
    FINANCING ACTIVITIES                         983     (17,441)
                                             ________    ________

Effect of exchange rate changes on cash          153          77
                                             ________    ________

DECREASE IN CASH                                (992)     (9,512)
Cash at beginning of period                    8,749      18,589
                                             ________    ________

Cash at end of period                        $ 7,757     $ 9,077
                                             ========    ========



See accompanying notes to Consolidated Condensed Financial
Statements.

                            MOOG INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (dollars in thousands except share data)
                            Unaudited

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of Moog Inc. as of March 31, 1995 and September 30, 1994, and the results of its operations and cash flows for the three and six months ended March 31, 1995 and 1994. Certain reclassifications have been made to conform the 1994 financial statements with the current year presentation. The results of operations for the six month period ended March 31, 1995 are not necessarily indicative of the results expected for the full year.

2. During the quarter ended March 31, 1994,the Company recorded a pre-tax charge for restructuring costs of $2,107. This charge included $1,683 of severance benefit costs related to workforce reductions, primarily in the Company's operations in England, Germany and Denmark, and $424 of additional costs related to the disposition of a Domestic facility. In the same 1994 quarter, the Company recorded a $2,574 pre-tax charge for the write-off of Domestic obsolete inventory.
     The inventory obsolescence charge reflected a decline in repair activities and spare parts requirements on many government programs.

3. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation.
     Inventories are comprised of the following:

                                        March 31     September 30
                                          1995           1994
     Raw materials and purchased parts  $21,730        $19,356
     Work in process                     49,907         48,517
     Finished goods                      13,577         10,769
                                        _______        _______
                                        $85,214        $78,642
                                        =======        =======

4. In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." As a result of recording previously unrecognized deferred tax assets in the United States and Japan in accordance with SFAS No. 109, net earnings were increased by $505. The effect of adopting SFAS No. 109 has been reported as a Cumulative Effect of Change in Accounting Principle.

5. On June 17, 1994, the Company acquired the hydraulic and mechanical actuation product lines (the Product Lines) of AlliedSignal Inc., located in Torrance, California. The Product Lines include mechanical drive systems for leading edge flaps and hydraulic servoactuators for primary and secondary flight controls used on a variety of commercial and military aircraft. The purchase price, including payment for specified transition services to be provided by AlliedSignal Inc. over a period of approximately one year, was $78,000, subject to adjustment as described below.

     The Purchase Agreement provides for adjustment to the purchase price based upon Net Assets delivered at closing. The Company has a receivable from AlliedSignal of $3.6 million at March 31, 1995 and September 30, 1994, representing AlliedSignal's initial calculation of the shortfall in Net Assets delivered. The $3.6 million was paid by AlliedSignal in April 1995. In addition, notification has been sent to AlliedSignal of several issues the Company believes require further reduction in the purchase price. In the event the Company and AlliedSignal cannot reach a resolution, the Purchase Agreement provides for the use of an independent arbitrator. The resolution of Net Assets delivered is not expected to have a material adverse effect on the Company's future financial position or results of operations, since any further reduction in Net Assets delivered would result in a cash refund to the Company. The cash refund would be used to reduce outstanding debt, with a corresponding reduction of intangible assets.

6. In addition to the cash flow information provided in the Consolidated Condensed Statements of Cash Flows, the following supplemental cash flow data is provided:

                                             Six Months Ended
                                                  March 31
                                              1995      1994
          Cash paid during the period for:
            Interest                         $7,925    $3,957
            Income taxes, net of refunds     (3,385)    2,429

          Non cash investing and financing
           activities:
              Leases capitalized                176         8

7.   The changes in shareholders' equity for the six months ended
     March 31, 1995 are summarized as follows:

                                              Number of Shares
                                                       Class A     Class B
                                          Preferred    Common      Common
                                Amount     Shares      Stock       Stock
PREFERRED STOCK
  Beginning and end of period   $   100    100,000

COMMON STOCK
  Beginning and end of period     9,134               6,599,306   2,534,817


ADDITIONAL PAID-IN CAPITAL
  Beginning and end of period    47,737

RETAINED EARNINGS
  Beginning of period            56,373
  Net earnings                    3,147
  Preferred stock dividends          (4)
                                 _______
  End of period                  59,516

TREASURY STOCK
  Beginning of period           (17,929)               (557,155)   (858,003)
  Treasury stock issued              14                      87       1,000
                                 _______                _______     _______
  End of period                 (17,915)               (557,068)   (857,003)

EQUITY ADJUSTMENTS
  Beginning of period             7,866
  Foreign currency translation    2,268
                                 _______
  End of period                  10,134

LOAN TO SAVINGS AND STOCK
OWNERSHIP PLAN (SSOP)
  Beginning of period            (1,098)
  Payments received on loan
   to SSOP                          154
                                 _______
  End of period                    (944)

TOTAL SHAREHOLDERS' EQUITY     $107,762    100,000    6,042,238   1,677,814
                               ========    =======    =========   =========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                            OPERATING HIGHLIGHTS
                           (dollars in thousands)

DOMESTIC CONTROLS manufactures and markets precision control components primarily for North America.

                               Three Months Ended     Six Months Ended
                               3/31/95    3/31/94     3/31/95   3/31/94

Net sales                      $60,656   $51,000      $123,184  $ 97,560
Intersegment sales               2,928     1,631         5,148     4,100

     Total sales               $63,584   $52,631      $128,332  $101,660
                               =======   =======      ========  ========

Operating profit               $ 5,826   $ 2,352      $ 12,152  $  7,058

Restructuring and inventory
 obsolescence charges
 included in operating profit        -     3,150             -     3,150

Earnings (loss) before cumulative
 effect of change in accounting
 principle *                       805      (695)        1,865       625

Backlog                                                169,207   129,856


INTERNATIONAL CONTROLS manufactures and markets precision control components for industrialized economies in Europe and the Far East.

                               Three Months Ended     Six Months Ended
                               3/31/95    3/31/94     3/31/95   3/31/94

Net sales                      $30,716   $24,127      $ 55,105  $ 46,385
Intersegment sales               1,170     1,305         2,302     2,583

     Total sales               $31,886   $25,432      $ 57,407  $ 48,968
                               =======   =======      ========  ========

Operating profit (loss)        $ 2,778   $  (150)     $  3,779  $   (292)

Restructuring and inventory
 obsolescence charges
 included in operating profit        -     1,531             -     1,531

Earnings (loss) before cumulative
 effect of change in accounting
 principle *                     1,215      (499)        1,426     1,717

Backlog                                                 47,759    29,289


     * The $505 benefit from the change in accounting principle from the adoption of SFAS No. 109, "Accounting for Income Taxes," is included in 1994 year-to-date results only.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                            OPERATING HIGHLIGHTS
                           (dollars in thousands)

CONSOLIDATED SALES AND EARNINGS

                                   Three Months Ended    Six Months Ended
                                   3/31/95    3/31/94    3/31/95   3/31/94

Net sales                          $91,372    $75,127    $178,289  $143,945

Operating profit                     8,604      2,202      15,931     6,766

Deductions from operating profit:
     Interest expense                4,312      2,240       8,699     4,723
     Currency exchange gain            (77)       (92)        (67)     (221)
     Other expenses-net              1,823      2,152       3,189     4,210
     Eliminations                       75         40         164      (119)
                                   _______    _______     _______   _______

          Total deductions           6,133      4,340      11,985     8,593

Earnings (loss) before income taxes
     and cumulative effect of change
     in accounting principle         2,471     (2,138)      3,946    (1,827)

Income taxes                           508       (897)        799      (784)
                                   _______    _______     _______   _______

Earnings (loss) before cumulative
     effect of change in
     accounting principle            1,963     (1,241)      3,147    (1,043)

Cumulative effect of change in
     accounting principle                -          -           -       505
                                   _______    _______    ________   _______

Net earnings (loss)                $ 1,963    $(1,241)   $  3,147   $  (538)
                                    ======     ======      =======    ======

Backlog                                                  $216,966  $159,145
                                                          =======   =======


Operating profit for each segment consists of total revenue less cost of sales and segment specific operating expenses. In calculating net earnings for each segment, deductions from operating profit have been charged to the respective segments by being directly identified with a segment or allocated on the basis of sales.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


The following discussion represents an analysis of the second quarter and first six months of fiscal 1995 compared with the second quarter and first six months of fiscal 1994, unless otherwise noted.

GENERAL - For the second quarter of 1995, the Company reported net earnings of $2.0 million or $.25 per share compared with a net loss of $1.2 million or $.16 per share a year ago. For the six months ended March 31, 1995, net earnings were $3.1 million or $.41 per share, compared with a net loss in 1994 of $.5 million or $.07 per share.

Net earnings for 1995 have been favorably impacted by $38.8 million in year-to-date revenue associated with the June 1994 acquisition of the hydraulic and mechanical actuation product lines of AlliedSignal Inc. (the Product Lines). Conversely, 1994 results were negatively affected by second quarter pre-tax charges of $4.7 million. The charges entailed $2.6 million for the write-off of Domestic obsolete inventory, $1.7 million for restructuring costs principally related to operations in England, Germany and Denmark, and $.4 million related to the disposition of a leased facility in the U.S. The inventory obsolescence charge reflected a decline in repair activities and spare parts requirements on many government programs. Net earnings for the six months of 1994 also included a first quarter benefit of $.5 million for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Domestic Controls segment operating profit was $5.8 million or 9.2% of segment sales for the second quarter of 1995, compared with $5.5 million or 10.5% of segment sales for the second quarter of 1994. The operating profit for 1994 excludes $3.2 million related to the aforementioned restructuring and inventory obsolescence charges. The benefits from the Product Line acquisition were, in large part, offset by a variety of factors. The Aircraft Group has been affected by the short-term transition costs related to transferring certain hydraulic products from the Torrance, California operations to East Aurora, and the benefits related to absorbing the overhead functions of the acquired Product Lines will not be fully realized until the end of 1995. Further, the Aircraft Group has been affected by the expected decline in revenue on the B-2 program. Within the Systems Group, cost reduction measures initiated in October of 1994 have been largely offset by a sales decline of 10.7%, primarily due to continuing reductions in U.S. defense spending for strategic and tactical missiles. For the International Controls segment, operating profit was $2.8 million or 8.7% of segment sales for the second quarter of 1995 compared with $1.4 million or 5.4% of segment sales in 1994. The 1994 results exclude $1.5 million of charges previously discussed. The improvement is due to a significant turnaround in sales and profits for the Company's European group resulting from improved economic conditions and cost reduction measures taken over the past three years. Sales in real terms increased 28.6% for the European Group, led by increases in Germany and England. The European operations improvement was, in part, tempered by a decrease in sales and profits for the Pacific group, primarily in Japan and Hong Kong. Japan is being affected by a slowing economy, while Hong Kong has incurred additional costs related to sales efforts in new Asian markets.

Operating profit for the Domestic Controls segment for the six months ended March 31, 1995 was $12.2 million or 9.5% of segment sales compared with $10.2 million or 10.0% of segment sales for the six months ended March 31, 1994. The 1994 results exclude the restructuring and inventory obsolescence charges previously discussed. The improvement in operating profit is primarily attributable to the Product Line acquisition. As with the second quarter, the benefits from the Product Line acquisition and the October 1994 cost reduction measures have been affected by the short-term product transition costs and the decline in revenue on the B-2 program. Operating profit for the International Controls segment for the six months ended March 31, 1995 was $3.8 million or 6.6% of segment sales compared with $1.2 million or 2.5% of segment sales a year ago. The 1994 operating profit excludes the effects of the charges previously discussed. The improvement in capital goods markets has lead to a dramatic improvement in the results of operations for the European Group. Overall sales in Europe have increased 15.3% in real terms, lead by increases in Germany and England. Within the Pacific Group, operating profit is down from a year ago, primarily due to a slowing Japanese economy and cost increases in Hong Kong related to penetrating new Asian markets.

FINANCIAL CONDITION AND LIQUIDITY - Cash provided by operating activities for the six months ended March 31, 1995 was $2.3 million compared with $11.3 million a year ago. The most significant factors contributing to the decline were higher accounts receivable and inventory levels. With regard to the March 31, 1995 receivable levels, large progress billings were made in March on significant contracts. Further, on amounts previously invoiced, the Company made significant collections on receivables in April of 1995. Regarding inventories, growth is reflective of increased sales and backlog, particularly in the International segment.

As of March 31, 1995, the Company had unused lines of credit of $26.7 million, in addition to cash and cash equivalents of $7.8 million. In comparison, the Company had unused lines of credit of $33.9 million and cash and cash equivalents of $8.7 million at September 30, 1994.

Total consolidated assets at March 31, 1995 of $436 million were 2.6% higher than $424 million at September 30, 1994.
Strengthening foreign currencies relative to the U.S. dollar was the primary reason for the increase.

Capital expenditures for the first six months of 1995 were $3.7 million compared with $8.9 million of 1995 depreciation and with $3.8 million of capital expenditures for the first six months of 1994. Capital expenditures for the twelve months of 1995 are expected to remain well below depreciation levels.

The Company monitors total debt to equity as a key financial ratio. This ratio includes short-term and long-term debt and subordinated debentures. The ratio at March 31, 1995 was 1.93 compared with 2.0 at September 30, 1994. The decrease in the ratio as of March 31, 1995 primarily results from 1995 net earnings.

Working capital at March 31, 1995 was $167 million compared with $152 million at September 30, 1994. The increase in working capital is principally related to increased sales and related accounts receivable in Europe, along with new long-term credit facilities for the German operation which were used to reduce previously existing short-term debt. The current ratio was 2.64 at March 31, 1995 and 2.59 at September 30, 1994.

The Company refinanced its Domestic credit facilities on June 15, 1994, closing on a $152,000 Revolving Credit and Term Loan Agreement with a banking group. The agreement provides for an $85,000 revolving credit facility and a $67,000 term loan facility. Interest on both the revolving and term facilities is LIBOR plus 2.125%. To provide interest rate protection, the Company has entered into interest rate swap arrangements for $80,000, effectively converting this amount to fixed rate debt at 8.5% through March of 1996. The proceeds from the refinancing were used principally to acquire the AlliedSignal hydraulic and mechanical actuation product lines and pay off existing Domestic term loans. The new $152 million Credit Facilities along with a pre-existing $20 million term loan are secured by substantially all of the Company's domestic assets. In addition, the stock of all domestic and foreign subsidiaries has been pledged. The Credit Facilities and amended term loan include customary covenants for transactions of this nature, including requirements to maintain various financial ratios.

NET SALES for the second quarter of 1995 were $91.4 million or 21.6% above net sales of $75.1 million a year ago. Net sales for the Domestic Controls segment for the second quarter of 1995 increased 18.9% to $60.7 million compared with $51.0 million a year ago. The increase is due the Product Line acquisition, in part offset by lower revenues on the B-2 program and the Missiles product line. Within the International Controls segment, sales increased 27.3% to $30.7 million for the second quarter of 1995 compared with $24.1 million a year ago. This increase is reflective of the improvement in capital goods markets in Europe, particularly in Germany and England. The European sales increase was partially offset by lower second quarter 1995 Pacific sales, particularly in Japan. The U.S. dollar declined in value relative to foreign currencies in the second quarter of 1995 compared with 1994. Without this decline, the real increase in International segment net sales would have been 14.8%.

For the six months ended March 31, 1995, net sales increased 23.9% to $178 million compared with $144 million a year ago. For the Domestic Controls segment, net sales increased 26.3% to $123 million compared with $97.6 million a year ago. The increase is attributable to $38.8 million related to the Product Line acquisition, offset in part by lower sales on the B-2 program and

Missiles product line. For the International Controls segment, net sales increased 18.8% to $55.1 million compared with $46.4 million a year ago. This increase is due to higher sales in Europe related to the improvement in capital goods markets, particularly in Germany and England. In the Pacific, sales declined in real terms, principally due to a slowdown in the Japanese economy. The strengthening of currencies accounted for slightly more than half of the International segment total sales increase for the first six months of 1995 compared with 1994. Within the Company's international activities, operations are conducted in more than ten countries. Accordingly, the Company generally experiences a leveling effect from currencies after translation into U.S. dollars on the Company's operating results.

OTHER INCOME was $.4 million for the second quarter of 1995 and 1994. On a year-to-date basis, Other income was $.9 million in 1995 and 1994. Other income generally includes rental, royalty and interest income.

COST OF SALES was 69.5% of net sales in the second quarter of 1995 compared with 69.0% in 1994. On a year-to-date basis, cost of sales as a percent of net sales was 70.5% for 1995 and 69.6% for 1994. For the Domestic segment, cost of sales percentages have increased from prior year levels due to short-term costs associated with the previously mentioned transition of certain hydraulic products to East Aurora from Torrance, along with favorable cost experience on a long-term contract in 1994. Within the International segment, cost of sales percentages have declined as a result of increased sales and related improvements in facility utilization, along with various workforce and cost reduction efforts.

RESEARCH AND DEVELOPMENT EXPENSE was $4.3 million or 4.8% of net sales for the second quarter of 1995 compared with $5.0 million or 6.6% of net sales a year ago. For the six months ended March 31, 1995, R&D expense was $8.7 million or 4.9% of net sales compared with $10.0 million or 6.9% of net sales a year ago. Research and development expense in 1994 reflected increased efforts on the Engine Controls product line and on radio controls within the Electronics and Systems product line. In addition, increased R&D was incurred in 1994 on brushless motor development for entertainment motion platforms.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $17.0 million or 18.7% of net sales for the second quarter of 1995 compared with $13.8 million or 18.3% of net sales in 1994. On a year-to-date basis, SG&A expense was $32.3 million or 18.0% of net sales in 1995 compared with $26.9 million or 18.7% of net sales in 1994. The 1995 second quarter SG&A expense increased as a percentage of net sales compared to the second quarter of 1994 due to a variety of factors. Within the Pacific Group, significant expenditures related to penetrating Asian markets have been incurred, while in the Systems Group there were
increased expenditures on sales support activities.   Further,
there are various administrative costs being incurred relating to the Product Line acquisition, which will phase out as the transition is completed by the end of 1995.

INTEREST EXPENSE was $4.3 million or 4.7% of net sales for the second quarter of 1995 compared with $2.2 million or 3.0% of net sales a year ago. For the six months ended March 31, 1995, interest expense was $8.7 million or 4.9% of net sales compared with $4.7 million or 3.3% of net sales a year ago. The increase in interest expense is due to the debt associated with the Product Line acquisition and higher average interest rates.

INVENTORY OBSOLESCENCE CHARGE of $2.6 million in the second quarter of 1994 represented a charge for the write-off of obsolete Domestic inventory. This charge reflected a decline in repair activities and spare parts requirements on many government programs, in addition to accelerating the cash tax benefits by physically disposing of this excess inventory.

RESTRUCTURING EXPENSE of $2.1 million recorded in the second quarter of 1994 represented the costs to restructure the Company's operations, primarily in England, Germany and Denmark. Approximately $1.7 million represents severance benefit costs for workforce reductions and $.4 million related to the disposition of a facility.

INCOME TAXES - The effective tax rate at March 31, 1995 was 20.2% compared with 42.9% a year ago, and represents the rate forecasted for the entire fiscal year. The determination of the 1995 rate assumes the German operation will sustain its return to profitability. The German operation receives the benefit of available net operating loss carryforwards, reducing the effective rate. At September 30, 1994, the German subsidiary had $6.7 million of such carryforwards available.

As previously mentioned, the Company adopted Statement No. 109, "Accounting for Income Taxes" in the first quarter of 1994. The effect of this change in accounting principle was to increase net earnings by $.5 million, primarily resulting from the recognition of deferred tax assets in the U.S. and Japan.

BACKLOG was $217 million at March 31, 1995 and September 30, 1994, compared with $159 million at March 31, 1994. Backlog for the Domestic Controls segment was $169 million at March 31, 1995 compared with $181 million at September 30, 1994 and with $129 million at March 31, 1994. This increase from one year ago is primarily attributable to the Product Line acquisition, while the small decrease since year end is attributable to both the Missiles and Military Aircraft product lines. Backlog for the International Controls segment was $47.8 million at March 31, 1995 compared with $35.9 million at September 30, 1994 and with $29.3 million at March 31, 1994. Backlog in Europe has increased substantially in Germany and France, reflecting strong orders in industrial hydraulics and electric motion controls. In the Pacific, major increases in backlog in Japan and Hong Kong relate to industrial hydraulic and plastics markets. Approximately one quarter of the increase in International segment backlog from September 30, 1994 to March 31, 1995 is attributable to strengthening foreign currencies relative to the U.S. dollar using spot rates.

ENVIRONMENTAL MATTERS - The Company participated as a Potentially Responsible Party (PRP) in the clean-up of two Superfund sites in Western New York. The Company's share of the costs related to the clean up of these sites has been paid. The Company was notified in 1993 by a PRP group at a third site that it will seek contribution from the Company and others to the extent the group is responsible for remediation costs at the related site. The Company is also in the process of evaluating environmental remediation actions at a Company owned facility leased to a third party. At March 31, 1995, the Company believes that adequate reserves have been established for environmental issues for which financial exposure is probable and quantifiable. Because of the uncertainties associated with environmental matters, the Company could be requested to participate in future remediation activities, if any, at the three sites. Based upon currently available data, while it is difficult to predict with certainty, the Company does not expect that these environmental matters will have a material affect on the financial position of the Company in excess of amounts currently reserved.

1994 ACQUISITION - On June 17, 1994, the Company concluded the acquisition of the hydraulic and mechanical actuation product lines (the Product Lines) of AlliedSignal Inc. located in Torrance, California. The Product Lines include mechanical drive systems for leading edge flaps and hydraulic servoactuators for primary and secondary flight controls used on a variety of commercial and military aircraft. The purchase price, including payment for specific transition services to be provided by AlliedSignal over a period of approximately one year, was $78,000. The Purchase Agreement provides for an adjustment to the purchase price based upon Net Assets delivered at closing. The Company has recorded a receivable from AlliedSignal of $3.6 million at March 31, 1995 and September 30, 1994, which represents AlliedSignal's initial calculation of the shortfall in Net Assets delivered at closing. This amount was received in early April of 1995. In addition, notification has been sent to AlliedSignal of several issues the Company believes require further reduction in the purchase price. In the event the Company and AlliedSignal cannot reach a resolution, the Purchase Agreement provides for the use of an independent arbitrator. The resolution of Net Assets delivered is not expected to have a material adverse effect on the Company's future financial position or results of operations, since any reduction in Net Assets delivered at closing from AlliedSignal's initial calculation would result in a cash refund to the Company. The cash refund would be used to reduce outstanding debt, with a corresponding reduction of intangible assets.

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

Continued Government emphasis on audit and investigative activity in the U.S. Defense Industry presents risks of unanticipated financial exposure for companies with substantial activity in Government contract work. The audit process is an on-going one which includes post-award reviews and audits of compliance with the various procurement requirements. Although Government regulations provide that under certain circumstances a contractor may be fined, penalized, have its progress payments withheld or be debarred from contracting with the Government, the Company does not anticipate a material financial impact from the various and on-going procurement reviews. The Company believes that adequate reserves have been established for any issues on which financial exposure is known and quantifiable as of March 31, 1995.

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


                                         Moog Inc.
                              _____________________________________
                                        (Registrant)


                                     S/Robert R. Banta
Date:  May 12, 1995           By__________________________________
                                   Robert R. Banta
                                   Executive Vice President
                                   Chief Financial Officer
                                   (Principal Financial Officer)



                                     S/Donald R. Fishback
Date:  May 12, 1995           By__________________________________
                                   Donald R. Fishback
                                   Controller
                                   (Principal Accounting Officer)