Form 10-K/A
period 1994-09-30
MOOG INC
filed 1995-10-02
CIK 67887

FORM 10-K/A
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              AMENDMENT NO. 1

     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended       September 30, 1994
                                    OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Transition period from            to
     Commission file number           1-5129

                                 MOOG INC.
          (Exact Name of Registrant as Specified in its Charter)


             New York                          16-0757636

     (State or Other Jurisdiction of         (I.R.S. Employer
     Incorporation or Organization)          Identification No.)

     East Aurora, New York                   14052-0018
     (Address of Principal Executive          (Zip Code)
       Offices)

     Registrant's Telephone Number, Including Area Code: (716)652-2000

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
               Title of Each Class               Which Registered
     Class A Common Stock, $1.00 Par Value   American Stock Exchange
     Class B Common Stock, $1.00 Par Value   American Stock Exchange
     9-7/8% Convertible Subordinated         American Stock Exchange
      Debentures due 2006

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

          Yes   X        No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on December 9, 1994 was approximately $48,407,157.

The number of shares of Common Stock outstanding as of the close of business on the latest practicable date, May 8, 1994 was:
Class A 6,042,238   Class B 1,677,814.

The Documents listed below have been incorporated by reference into this Annual Report on Form 10-K:

     (1) Specific sections of the Annual Report to Shareholders for the fiscal year ended September 30, 1994 (the "1994 Annual Report")
     (2) Specific sections of the Proxy Statement to Shareholders dated January 10, 1995 (the "1995 Proxy")

PART IV
     Item 14 - Exhibits, Financial
               Statement Schedules and
               Reports on Form 8-K

          3.   EXHIBITS

     Exhibit No.

          24        Consent of Accountants

          28        Information, Financial Statements and
                    Exhibits required by Form 11-K for the
                    Moog Inc. Savings and Stock Ownership Plan

                         SIGNATURE PAGE


          The undersigned registrant hereby amends the following items, financial statements and exhibits of its Annual Report for its fiscal year ended September 30, 1994 on Form 10-K as set forth in the pages attached hereto:

               To file as Exhibit 28 the
               Information, Financial Statements
               and Exhibits required by Form 11-K
               for the Moog Inc. Savings and Stock
               Ownership Plan.

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MOOG INC.


                                   By/s/ William P. Burke
                                         William P. Burke,
                                         Treasurer


Date:  September 26, 1995

                              MOOG INC.

                         Index to Exhibits


Exhibit No.    Description                        Page Number

     24        Consent of Accountants                  6

     28        Information, Financial Statements       8
               and Exhibits required by Form 11-K
               for the Moog Inc. Savings and Stock
               Ownership Plan

                              Exhibit 24
                         Consent of Accountants

                 CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Moog Inc.:


We consent to incorporation by reference in the Registration Statements (No. 33-62968, 33-20069, 33-33958, 33-36722, 33-36721
and 33-57131) on Form S-8 of Moog Inc. of our report dated
April 26, 1995, relating to the statements of net assets available for benefits of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1994 and 1993, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended September 30, 1994 which report appears in Amendment No. 1 to the Form 10-K of Moog Inc. for the year ended September 30, 1994.





Buffalo, New York
September 28, 1995

                              Exhibit 28
               Moog Inc. Savings and Stock Ownership Plan
                    Financial Statements and Schedules

           MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN

                              Index




Independent Auditors' Report


Statement of Net Assets Available for Benefits with
     Fund Information as of September 30, 1994

Statement of Net Assets Available for Benefits with
     Fund Information as of September 30, 1993

Statement of Changes in Net Assets Available for Benefits with
     Fund Information for the year ended September 30, 1994

Statement of Changes in Net Assets Available for Benefits with
     Fund Information for the year ended September 30, 1993

Statement of Changes in Net Assets Available for Benefits with
     Fund Information for the year ended September 30, 1992


Notes to Financial Statements

                                                       Schedule

Item 27a - Schedule of Assets Held for
     Investment Purposes - September 30, 1994               1

Item 27d - Schedule of Reportable Transactions  -
     Year ended September 30, 1994                          2

                  Independent Auditors' Report



The Plan Administrator
Moog Inc. Savings and Stock Ownership Plan:


We have audited the financial statements of Moog Inc. Savings and Stock Ownership Plan as listed in the accompanying index. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Moog Inc. Savings and Stock Ownership
Plan as of September 30, 1994 and 1993, and the changes in net assets available for benefits for each of the years in the three-year period ended September 30, 1994, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules 1 and 2 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                   KPMG Peat Marwick LLP


Buffalo, New York
April 26, 1995

                                               MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN

                                             Statement of Net Assets Available for Benefits
                                                          with Fund Information

                                                           September 30, 1994

                                              Savings Component                                Stock Ownership Component
                         Fixed      Money     Common                AlliedSignal
                         interest   market    stock      Balanced   stock         Loan
     Assets              fund       fund      fund       fund       fund          fund       Allocated   Unallocated  Total
Investments:
 At fair value (note 3):
  Money market fund
   (cost of $3,370,695)  $  --      3,370,695 --         --         --            --         --          --            3,370,695
  Vanguard Windsor fund
   (cost of $13,322,533)    --      --        14,105,974 --         --            --         --          --           14,105,974
  Fidelity Puritan fund
   (cost of $4,316,890)     --      --        --         4,159,826  --            --         --          --            4,159,826
  AlliedSignal, Inc.
   common stock (cost of
   $13,583,438) (note 1(a)) --      --        --         --         12,141,027    --         --          --           12,141,027
  Employee loans receivable --      --        --         --         --            1,122,941  --          --            1,122,941
  Moog Inc. Class B common
   stock (cost of
   $5,077,290) (note 6)     --      --        --         --         --            --         4,172,305   1,050,580     5,222,885
 At contract value:
   Guaranteed investment
    contracts (cost of
    $13,425,910)         13,425,910 --        --         --         --            --         --          --           13,425,910
                         __________ _________ __________ _________  __________    _________  _________   _________    __________
     Total investments   13,425,910 3,370,695 14,105,974 4,159,826  12,141,027    1,122,941  4,172,305   1,050,580    53,549,258
                         __________ _________ __________ _________  __________    _________  _________   _________    __________
Accrued investment income        15     3,915        250 --         --            --               899   --                5,079

Cash                            160     --        40,927 --             65,390    --           785,187          13       891,677
                         __________ _________ __________ _________  __________    _________  _________   _________    __________
      Total assets       13,426,085 3,374,610 14,147,151 4,159,826  12,206,417    1,122,941  4,958,391   1,050,593    54,446,014
                         __________ _________ __________ _________  __________    _________  _________   _________    __________




   Liabilities

Due to broker            --         --            40,927 --         --            --                23   --               40,950

Note payable (note 6)    --         --        --         --         --            --         --          1,531,861     1,531,861
                         __________ _________ __________ _________  __________    _________  _________   _________    __________
       Total liabilities --         --            40,927 --         --            --                23   1,531,861     1,572,811
                         __________ _________ __________ _________  __________    _________  _________   _________    __________
       Net assets (deficit)
        available for
        benefits        $13,426,085 3,374,610 14,106,224 4,159,826  12,206,417    1,122,941  4,958,368    (481,268)   52,873,203
                         ========== ========= ========== =========  ==========    =========  =========   ==========   ==========

See accompanying notes to financial statements.


                                MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN

                              Statement of Net Assets Available for Benefits
                                           with Fund Information

                                            September 30, 1993
                                 Savings Components                Stock Ownership Components
                              Fixed       Money        Common
                              interest    market       stock
     Assets                   fund        fund         fund        Allocated  Unallocated Total
Investments:
 At fair value (note 3):
  Money market fund (cost of
   $3,115,403)               $--          3,115,403    --          --         --           3,115,403
  Vanguard Windsor fund
   (cost of $9,015,193)       --          --           10,363,709  --         --          10,363,709
  Moog Inc. Class B common
   stock (cost of $4,632,147)
   (note 6)                   --          --           --          2,466,568    806,572    3,273,140
 At contract value:
  Guaranteed investment
   contracts (cost of
   $10,790,023)               10,790,023  --           --          --         --          10,790,023
                              __________  _________    __________  _________  _________   __________
        Total investments     10,790,023  3,115,403    10,363,709  2,466,568    806,572   27,542,275
                              __________  _________    __________  _________  _________   __________

Accrued investment income             25      2,212             4          4  --               2,245

Cash                              56,774  --               56,362      1,735         13      114,884
                              __________  _________    __________  _________  _________   __________
        Total assets         $10,846,822  3,117,615    10,420,075  2,468,307    806,585   27,659,404
                              __________  _________    __________  _________  _________   __________










     Liabilities

Due to broker                 --          --           --              1,730  --               1,730

Note payable (note 6)         --          --           --          --         1,644,251    1,644,251
                              __________  _________    __________  _________  _________   __________
        Total liabilitiees    --          --           --              1,730  1,644,251    1,645,981
                              __________  _________    __________  _________  _________   __________
        Net assets (deficit)
         available for
         benefits            $10,846,822  3,117,615    10,420,075  2,466,577   (837,666)  26,013,423
                              ==========  =========    ==========  =========  ==========  ==========


See accompanying notes to financial statements.





                                               MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN

                                                   Statement of Changes in Net Assets
                                              Available for Benefits with Fund Information

                                                      Year ended September 30, 1994

                                              Savings Component                                Stock Ownership Component
                         Fixed      Money     Common                AlliedSignal
                         interest   market    stock      Balanced   stock         Loan
                         fund       fund      fund       fund       fund          fund       Allocated   Unallocated  Total
Employee contributions  $ 1,086,729   278,066  1,655,861   435,805  --            --           608,839   --            4,065,300
Employer contributions    --        --        --         --         --            --         --          193,559         193,559
Employee rollover
 contributions                2,318 --             2,317 --         --            --         --          --                4,635
Transfer of assets from
 another plan
 (note 1(a))              2,695,745   427,299  1,514,818 2,330,115  13,691,533    1,214,068    647,949   --           22,516,887
                          _________ _________ __________ _________  __________    _________  _________   ________     __________
   Total contributions
    and transfers         3,780,152   705,365  3,172,996 2,765,920  13,691,533    1,214,068  1,256,788    193,559     26,780,381
                          _________ _________ __________ _________  __________    _________  _________   ________     __________
Investment income (loss):
 Interest                   593,234   112,638      2,802         4  --            --             3,969   --              712,647
 Dividends                --        --        --         --             65,389    --         --          --               65,389
 Income from mutual fund
  investments             --        --           383,643    21,687  --            --         --          --              405,330
 Net appreciation
  (depreciation) in fair
  value of investments,
  including realized
  gains and losses        --        --        --         --         (1,550,505)   --         1,161,657    342,945        (45,903)
                          _________ _________ __________ _________  __________    _________  _________  _________     __________
   Net investment
    income (loss)           593,234   112,638    386,445    21,691  (1,485,116)   --         1,165,626    342,945      1,137,463
                          _________ _________ __________ _________  __________    _________  _________  _________     __________
   Total additions        4,373,386   818,003  3,559,441 2,787,611  12,206,417    1,214,068  2,422,414    536,504     27,917,844

Distributions              (441,742) (118,408)  (235,054)  (42,606) --            --          (139,085) --              (976,895)




Interest expense          --         --        --        --         --            --         --           (81,169)       (81,169)

Transfers among funds    (1,352,381) (442,600)   361,762 1,414,821  --              (91,127)   208,462    (98,937)    --
                         __________  ________  _________ _________  __________    _________  _________  _________     __________
Increase in net assets
 available for
 benefits                 2,579,263   256,995  3,686,149 4,159,826  12,206,417    1,122,941  2,491,791    356,398     26,859,780

Net assets (deficit)
 available for benefits:
  Beginning of year      10,846,822 3,117,615 10,420,075 --         --            --         2,466,577   (837,666)    26,013,423
                         __________ _________ __________ _________  __________    _________  _________  __________    __________
  End of year           $13,426,085 3,374,610 14,106,224 4,159,826  12,206,417    1,122,941  4,958,368   (481,268)    52,873,203
                         ========== ========= ========== =========  ==========    =========  =========  ==========    ==========


See accompanying notes to financial statements.




                                MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN

                                    Statement of Changes in Net Assets
                               Available for Benefits with Fund Information

                                       Year ended September 30, 1993
                                 Savings Components                Stock Ownership Components
                              Fixed       Money        Common
                              interest    market       stock
                              fund        fund         fund        Allocated  Unallocated Total
Employee contributions        $ 1,373,654   402,948     1,257,383    299,212  --           3,333,197
Employer contributions         --         --           --          --           213,840      213,840
                               __________ _________    __________  _________  _________    _________
   Total contributions          1,373,654   402,948     1,257,383    299,212    213,840    3,547,037
                               __________ _________    __________  _________  _________    _________
Investment income:
 Interest                         648,965   102,467         1,246        273  --             752,951
 Income from mutual fund
  investments                  --         --            2,107,081  --         --           2,107,081
 Change in net unrealized
  appreciation in fair
  value of investments         --         --           --            704,145   263,185       967,330
                               __________ _________    __________  _________  ________     _________
      Investment income           648,965   102,467     2,108,327    704,418   263,185     3,827,362
                               __________ _________    __________  _________  ________     _________
      Total additions           2,022,619   505,415     3,365,710  1,003,630   477,025     7,374,399

Distributions                    (585,317) (285,021)     (384,831)   (78,922) --          (1,334,091)
Interest expense               --          --          --          --          (66,784)      (66,784)
Transfers among funds            (233,777) (320,924)      548,780     89,171   (83,250)    --
                               __________  _________   __________  _________  _________    __________
Increase (decrease) in net
 assets available for benefits  1,203,525  (100,530)    3,529,659  1,013,879   326,991     5,973,524

Net assets (deficit) available
 for benefits:
  Beginning of year             9,643,297 3,218,145     6,890,416  1,452,698(1,164,657)   20,039,899
                               __________ _________    __________  _________ __________   __________
  End of year                 $10,846,822 3,117,615    10,420,075  2,466,577  (837,666)   26,013,423
                               ========== =========    ==========  ========= ==========   ==========
See accompanying notes to financial statements.

                                MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN

                                    Statement of Changes in Net Assets
                               Available for Benefits with Fund Information

                                       Year ended September 30, 1992
                                 Savings Components                Stock Ownership Components
                              Fixed       Money        Common
                              interest    market       stock
                              fund        fund         fund        Allocated  Unallocated Total
Employee contributions        $ 1,423,183   440,282     1,107,762    436,583  --           3,407,810
Employer contributions         --         --           --          --           240,308      240,308
                               __________ _________    __________  _________  _________    _________
   Total contributions          1,423,183   440,282     1,107,762    436,583    240,308    3,648,118
                               __________ _________    __________  _________  _________    _________
Investment income (loss):
 Interest                         642,435   143,934         1,159        649          3      788,180
 Income from mutual fund
  investments                  --         --              593,690  --         --             593,690
 Net unrealized depreciation
  in fair value of
  investments                  --         --           --           (804,992) (391,189)   (1,196,181)
                               __________ _________    __________  _________  ________     _________
     Net investment income
      (loss)                      642,435   143,934       594,849   (804,343) (391,186)      185,689
                               __________ _________    __________  _________  ________     _________

     Total contributions and
      net investment income
      (loss)                    2,065,618   584,216     1,702,611   (367,760)  (150,878)   3,833,807

Benefits paid                    (588,879) (273,635)     (619,849)  (223,249) --          (1,705,612)
Interest expense               --          --          --          --          (80,591)      (80,591)
Transfers among funds              17,556  (276,456)      253,089    110,445  (104,634)    --
                               __________  _________   __________  _________  _________    __________

Increase (decrease) in net
 assets available for benefits  1,494,295    34,125     1,335,851   (480,564)  (336,103)   2,047,604





Net assets (deficit) available
 for benefits:
  Beginning of year             8,149,002 3,184,020     5,554,565  1,933,262   (828,554)  17,992,295
                               __________ _________    __________  _________ __________   __________
  End of year                 $ 9,643,297 3,218,145     6,890,416  1,452,698 (1,164,657)  20,039,899
                               ========== =========    ==========  ========= ==========   ==========







See accompanying notes to financial statements.



           MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN

                  Notes to Financial Statements

                September 30, 1994, 1993 and 1992



(1)  Description of Plan

     The following is a brief description of the Moog Inc.
Savings and Stock Ownership Plan (the Plan) and is provided for general information purposes only. Participants should refer to the Plan agreement for more complete information.

     (a)  General

          The Plan is a defined contribution plan sponsored by Moog Inc. (the Company). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan has separate savings and stock ownership components.

          On June 17, 1994, the Company acquired the hydraulic and mechanical actuation product lines of AlliedSignal Inc. (Allied). Pursuant to the terms of the acquisition agreement, the employees of Allied became participants in the Plan (the Allied Participants) as of that date and were given credit for their past service with Allied for the purpose of Plan eligibility.

          Effective July 1, 1994 the assets of Allied's retirement plan (Allied's Plan) related to the vested benefits of Allied Participants were transferred to the Plan. The allocation of these funds within the Plan was as directed by the Allied Participants. Although the Plan has no provision for participant loans, it agreed to accept the loans outstanding in Allied's Plan related to the Allied Participants. These loans will be repaid in accordance with their original terms as established by the Allied Plan.

     (b)  Eligibility

          All domestic employees of the Company with one year of service are eligible to participate in the Plan.

     (c)  Contributions

          Each eligible employee may make voluntary pre-tax contributions to the Plan in the form of a 1% to 20% salary reduction subject to Internal Revenue Code (IRC) limits.
Contributions are directed by the participant among the available investment options (note 3).

          The Plan transfers unallocated shares of the stock ownership component to the participant accounts as a partial match of employee contributions. The aggregate value of shares transferred is equal to 25% of employee contributions allocated towards the purchase of Company stock. The accompanying statements of net assets available for benefits reflect the transfer when actually made by the trustee, which is subsequent to receipt of the related employee contribution.

          Additionally, the Company has contributed in cash an amount sufficient to service the Stock Ownership Component's note payable (note 6).

     (d)  Participants' Accounts

          A separate account is maintained for each Plan participant. Investment income is credited to each participant's account in proportion to the average balance of the account to the total average fund balance. Participants' accounts are fully and immediately vested. In the event of termination of service, a participant, or his or her beneficiary, is paid 100% of the vested account balance. Participants may transfer all or part of their accounts among investment options.

          The total number of employees participating in the plan as of September 30, 1994 and 1993 was 2,260 and 1,854, respectively.

     (e)  Administrative Expenses

          Costs of administering the Plan are paid by the Company.

     (f)  Reclassifications

          Certain reclassifications have been made to the 1993 and 1992 statements of changes in net assets available for benefits to conform with the 1994 presentation.

(2)  Summary of Significant Accounting Policies

     The accompanying financial statements are presented on the accrual basis.

     Investments in the money market, common stock and balanced funds are reported at fair value based on the quoted per share price of the underlying mutual funds. Investments in Allied and Company stock are reported at fair value determined by reference to quoted market prices.

     The investment in the fixed interest fund is reported at contract value which represents the cost of the underlying investment contracts plus interest and less withdrawals.

     Purchases and sales of securities are reported on a "trade date" basis.

(3)  Investments

     Plan assets are held and managed by Mellon Bank N.A., the Plan trustee. A description of the assets of the Plan follows:

     Savings Component:

          (a) Fixed Interest Fund - Guaranteed investment contracts with insurance companies providing for interest at fixed rates.

          (b) Money Market Fund - Common trust fund invested in short-term money market instruments such as U.S. Treasury bills and insured certificates of deposit with major banks.

          (c)  Common Stock Fund - Shares of the Vanguard Windsor
Fund, a professionally managed, diversified common equity mutual fund.

          (d)  Balanced Fund - Shares of the Fidelity Puritan
Fund, a professionally managed, diversified mutual fund with a balanced investment portfolio. This investment option became available in 1994.

          (e)  AlliedSignal Stock Fund - AlliedSignal, Inc.
common stock. This fund resulted from the transfer of assets for Allied Participants.

     Stock Ownership Component - purchases shares of the Company's Class B common stock in open market transactions.
Company stock in this component is maintained as follows:

          (a) The accounts of employees with vested rights in allocated stock (allocated). At September 30, 1994 the trustee holds 311,948 allocated shares.

          (b) Stock not yet allocated to employees through the employee match (unallocated). At September 30, 1994 the trustee holds 78,548 unallocated shares.

     Included in the 1994 net appreciation (depreciation) in the fair value of investments are realized losses of $111,400 on the sale of Allied stock.

(4)  Federal Income Taxes

     The Internal Revenue Service has issued a determination letter that the Plan qualifies under the provisions of Section 401(a) of the Internal Revenue Code and is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan sponsor has represented that since the date of the determination letter, the Plan has operated in conformance with applicable laws and regulations to maintain its tax qualified status.

     Participants are not subject to Federal income tax on any contributions allocated to their accounts under the Plan, or the earnings thereon, until the accounts are withdrawn or distributed. However, savings contributions are considered part of a participant's taxable wage base for purposes of FICA contributions.

(5)  Plan Termination

     Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

     Upon termination, the Company will instruct the trustee to either continue the management of the trust's assets or liquidate the trust and distribute the assets to the participants.

(6)  Employee Stock Ownership Loan

     Upon formation of the Stock Ownership Component in 1988, the Plan purchased 150,000 Company Class B common shares and designated them as unallocated. The funds to make this purchase were loaned to the Plan by the Company. Repayment of the loan is based on a formula related to the number of shares allocated to participants annually. Loan repayments in 1994 and 1993 were $112,390 and $147,055, respectively The interest rate on the loan is equal to the rate on the Company's revolving debt (6.99% and 4.13% at September 30, 1994 and 1993, respectively).

                                                                 Schedule 1
                   MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN

           Item 27a - Schedule of Assets Held for Investment Purposes

                               September 30, 1994
                                                                      Fair or
                                                                      contract
Identity of issue        Description                   Cost           value
Fixed Interest Fund:
  John Hancock           5.1% guaranteed investment
                         contract maturing in
                         December 1996                 $ 6,746,798    6,746,798

  Allstate Life
  Insurance              5.48% guaranteed investment
                         contract maturing in
                         December 1995                   2,810,149    2,810,149

  New York Life
  Insurance Co.          5.5% guaranteed investment
                         contract maturing in
                         January 1995                    3,868,963    3,868,963
                                                        __________   __________
     Total Fixed Interest Fund                          13,425,910   13,425,910

  Money market fund      Mellon Bank* Temporary
                         Investment Fund                 3,370,695    3,370,695

  Common stock fund      997,594 shares of Vanguard
                         Windsor Fund                   13,322,533   14,105,974

  Balanced Fund          270,998 shares of Fidelity
                         Puritan Fund                    4,316,890    4,159,826

  AlliedSignal, Inc.     355,781 common shares          13,583,438   12,141,027

  Loan Fund              Employee loans receivable       1,122,941    1,122,941

  Moog Inc.*             390,496 Class B common shares   5,076,583    5,222,885
                                                       ___________   __________

     Total investments                                 $54,218,990   53,549,258
                                                       ===========   ==========


* Person named is a party-in-interest.




                                                                                                                   Schedule 2
                                               MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN

                                             Item 23d - Schedule of Reportable Transactions

                                                      Year ended September 30, 1994

                                                                      Expense                  Current value
                                                                      incurred                 of asset on
Identity of        Description         Purchase    Selling    Lease   with         Cost of     transaction     Net gain
party involved     of asset            price       price      rental  transaction  asset       date             (loss)
Vanguard Windsor
 Fund              Mutual fund shares  $3,498,179  --         --      --           3,498,179   --              --

Vanguard Windsor
 Fund              Mutual fund shares  --            195,918  --      --             182,190    195,918          13,728

Mellon Bank, N.A.* Mutual fund shares   8,260,739  --         --      --           8,260,739   --              --

Mellon Bank, N.A.* Mutual fund shares  --          7,294,044  --      --           7,294,044  7,294,044        --

AlliedSignal, Inc. Common stock        --          1,726,683  --      --           1,834,778  1,726,683        (108,095)

Allstate Life
 Insurance         Guaranteed invest-
                   ment contracts       1,257,346  --         --      --           1,257,346  --               --

Allstate Life
 Insurance         Guaranteed invest-
                   ment contracts      --          1,402,359  --      --           1,402,359  1,402,359        --

John Hancock       Guaranteed invest-
                   ment contracts       7,226,472  --         --      --           7,226,472  --               --

John Hancock       Guaranteed invest-
                   ment contracts      --            628,415  --      --             628,415    628,415        --

MONY               Guaranteed invest-
                   ment contracts      --          3,651,376  --      --           3,651,376  3,651,376        --



Fidelity Puritan
 Fund              Mutual fund shares   4,156,731  --         --      --           4,156,731  4,156,731        --

Fidelity Puritan
 Fund              Mutual fund shares  --             18,591  --      --              18,444     18,591             147
                                       ==========  =========  ======= ========     =========  =========       =========


* Person named is a party-in-interest.
