Form 10-K
period 1995-09-30
MOOG INC
filed 1995-12-29
CIK 67887

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

     (Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended September 30, 1995
                         OR
     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Transition period from ______________ to _______________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [ X ]     No [   ]

No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on December 8, 1995 was approximately $72.8 million.

The number of shares of Common Stock outstanding as of the close of business on December 8, 1995 was:
Class A 6,049,538; Class B 1,677,814.

The Documents listed below have been incorporated by reference into this Annual Report on Form 10-K:
  (1) Specific sections of the Annual Report to Shareholders for the fiscal year ended September 30, 1995 (the "1995 Annual Report")
  (2) Specific sections of the Proxy Statement to Shareholders dated January 10, 1996 (the "1996 Proxy")

                      _______________________________

                                 MOOG INC.
                              FORM 10-K INDEX
                      _______________________________

PART I                                                           PAGE

     Item 1 -  Business
     Item 2 -  Properties
     Item 3 -  Legal Proceedings
     Item 4 -  Submission of Matters to a
               Vote of Security Holders

PART II

     Item 5 -  Market for the Registrant's
               Common Equity and Related
               Stockholder Matters
     Item 6 -  Selected Financial Data
     Item 7 -  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations
     Item 8 -  Financial Statements and
               Supplementary Data
     Item 9 -  Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure

PART III

     Item 10 - Directors and Executive Officers of the Registrant
     Item 11 - Executive Compensation
     Item 12 - Security Ownership of Certain Beneficial
               Owners and Management
     Item 13 - Certain Relationships and
               Related Transactions

PART IV

     Item 14 - Exhibits, Financial Statement
               Schedules, and Reports on Form 8-K

PART I

     The Registrant, Moog Inc., a New York corporation formed in 1951, is referred to in this Annual Report on Form 10-K as "Moog," "the Company" or in the nominative "we" or the possessive "our."

ITEM 1. Business.

     Certain information required herein is contained in part in the 1995 Annual Report, specific pages of which are referred to in parentheses. Description of the Company's Business. (See pages 2 through 16.)

     Distribution. Moog primarily uses its own sales and engineering personnel in the sale of its products. In selective markets, independent manufacturers' representatives are retained.

     Industry and Competitive Conditions. Moog experiences considerable competition in its Domestic Controls segment, principally in the areas of product performance, delivery and price. These competitors are associated with parent companies larger than the Company as measured by total assets and sales. These include the Hydraulics Research and Manufacturing Division of Textron Inc., Abex NWL Division of Power Control Technologies Inc., the Parker Bertea Aerospace Group of Parker Hannifin Corporation, E-Systems Corporation owned by Raytheon Company and Vickers, a Division of Trinova Corporation.

     The International Controls segment experiences similar competition from numerous domestic and foreign corporations, particularly Mannesmann Rexroth, a Mannesmann AG company, and Robert Bosch AG.

     Backlog. Substantially all backlog will be recorded as sales in the next twelve months. The information required herein is incorporated by reference to Item 6, Selected Financial Data, on page 21 .

     Raw Materials. Materials, supplies and components are purchased from numerous suppliers. The loss of any one supplier would not materially affect the Company's operations.

     Seasonality.  Moog's business is generally not seasonal.

     Patents. Moog has a number of patents and has filed applications for others. While the aggregate protection afforded by these is of value, the Company does not consider the successful conduct of any material part of its business dependent upon such protection. The Company's patents and patent applications, including U.S., Canadian, European and Japanese patents, relate to electrohydraulic, pneumatic and mechanical actuation mechanisms and control valves, electronic control component systems and interface devices.

     Research Activities. Research and product development activity has been and continues to be significant to the Company. The information required herein is incorporated by reference to Item 6, Selected Financial Data, on page 21.

     Employees. The information required herein is incorporated by reference to Item 6, Selected Financial Data, on page 21.

     Segment Financial Information. The information required herein is incorporated by reference to Note 14 of Item 8. See page 37.

     Customers. The information required herein is incorporated by reference to pages 2 through 16 and 37. Moog's military activities in aerospace, through its Domestic Controls segment, are subject to changes in national defense policy, Department of Defense (DoD) procurement practice, and contract termination. In commercial aerospace, principally commercial aviation, Moog's activities are subject to changes in the delivery schedules of the major commercial aircraft manufacturers.

     International Operations. Moog's International Controls segment is an aggregate of operations located predominantly in Europe and the Asian-Pacific region. (See pages 2 through 16, 37 and 43.) The Company's international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental foreign investment restrictions, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.

     Working Capital. Working capital includes items which will not be realized within one year, reflecting the procurement and production cycle associated with long term contracts. Long-term contract receivables include substantial amounts not yet billed under progress payment terms of contracts, and which provide that certain holdback amounts cannot be billed until shipment of completed units. Inventories reflect the extended production and procurement cycle on most Moog products. Contract loss reserves represent expenditures to be incurred over development and production periods extending beyond one year.

     Environmental Matters.  See pages 25 and 38.


ITEM 2.  Properties.

Corporate headquarters are located in East Aurora, New York. Principal manufacturing facilities for the Domestic Controls segment are located in East Aurora, New York and Torrance, California. These facilities consist of 756,000 square feet which are owned, and 54,000 square feet which are under capital lease and financed primarily by industrial revenue bonds which allow the Company to purchase the facilities at nominal prices upon expiration. The Domestic Controls segment leases 140,000 square feet in East Aurora and 7,200 square feet in Torrance under operating leases. With respect to the Company's facilities, third parties have leased 91,000 square feet of owned space through December 1996 and 67,000 square feet of leased space through August 1997. Outside of the U.S., the Domestic Controls segment owns manufacturing centers in the Philippines and India. The Philippines facility consists of 64,000 square feet and the India facility consists of 23,000 square feet.

     The International Controls segment maintains major manufacturing facilities in Germany, England and Japan. Of the major European facilities, 4,000 square feet are owned and 200,000 square feet are leased under operating lease agreements. The Japanese facility, consisting of 68,000 square feet, is owned. A specialty manufacturing operation with 26,000 square feet which is owned is located in Ireland. In various other major markets, including Italy, France, Spain, Sweden, Finland, Denmark, Brazil,

Australia, South Korea, Hong Kong and Singapore, the Company has sales and applications engineering offices. Of these facilities, 30,000 square feet are owned and 48,000 square feet are leased under operating leases. Operating leases of the International facilities expire at varying times from December 1995 through June 2013.

     The capacity of Moog's manufacturing facilities is considered adequate for current and future production requirements.


ITEM 3.  Legal Proceedings.

     Legal proceedings presently pending by or against Moog or its subsidiaries are not expected to have a material adverse effect on the financial condition or results of operations of Moog and its subsidiaries taken as a whole.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.


PART II

ITEM 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

     Dividend restrictions are detailed in Note 7 on page 32 of Item 8, Financial Statements and Supplementary Data.

     Other information required herein is incorporated by reference to pages 21 and 44.


ITEM 6.  Selected Financial Data - Notes and Discussion.

     Refer to the table on the following page for the Selected Financial Data for the five year fiscal period 1991 - 1995. For a more detailed discussion of 1993 through 1995 refer to Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 22 through 25 and Notes to Consolidated Financial Statements on pages 30 through 39.

ITEM 6.  Selected Financial Data.
(dollars in thousands except per share data)

Years Ended September 30         1995(1)     1994(1),(2)    1993        1992(2)       1991
RESULTS FROM OPERATIONS
Net Sales                        $ 374,284   $ 307,370      $ 293,680   $ 307,004     $ 321,283
  Government                           49%         57%            57%         60%           61%
  Commercial                           51%         43%            43%         40%           39%
Earnings (Loss) before Income
  Taxes, Extraordinary Item and
  Cumulative Effect of Change
  in Accounting Principle            8,790       3,040          8,620      (6,284)       12,209
Effective Tax Rate                   11.7%       46.8%          40.6%       (7.8%)        37.5%
Earnings (Loss) before Extraordinary
  Item and Cumulative Effect of
  Change in Accounting Principle     7,761       1,618          5,118      (6,773)        7,631
Extraordinary Item                       -           -           (357)          -             -
Cumulative Effect of Change in
  Accounting Principle                   -         505              -           -             -
                                 _________   _________      _________   _________     _________
NET EARNINGS (LOSS)              $   7,761   $   2,123      $   4,761   $  (6,773)    $   7,631
____________________________________________________________________________________________________
PER SHARE
Earnings (Loss) before
  Extraordinary Item and
  Cumulative Effect of Change
  in Accounting Principle        $    1.00   $     .21      $     .66   $    (.88)    $     .97
Extraordinary Item                       -           -           (.04)          -             -
Cumulative Effect of Change in
  Accounting Principle                   -         .06              -           -             -
                                 _________   _________      _________   _________     _________
Net Earnings (Loss)              $    1.00   $     .27      $     .62   $    (.88)    $     .97
Equity per Common Share              14.06       13.25          12.00       12.61         12.93
____________________________________________________________________________________________________
FINANCIAL POSITION
Total Assets                     $ 424,957   $ 424,456      $ 318,130   $ 335,986     $ 334,938
Working Capital                    166,985     150,850        123,533     114,694       107,363
Total Debt and Convertible
  Subordinated Debentures          189,761     204,176        137,597     143,985       145,575
Shareholders' Equity               108,636     102,184         92,561      97,374       100,438
____________________________________________________________________________________________________

SUPPLEMENTAL FINANCIAL DATA
Capital Expenditures             $  10,232   $   8,893      $  10,216   $  15,295     $  18,467
Depreciation and Amortization       19,675      15,700         15,621      17,767        17,916
R&D - Company Sponsored             15,783      18,668         16,128      17,927        16,946
    - Customer Sponsored            21,603      25,332         30,986      29,220        24,896
Backlog - Domestic                 195,908     181,405        149,035     169,800       192,400
        - International             42,033      35,856         32,046      42,300        38,600
____________________________________________________________________________________________________
ADDITIONAL DATA
Number of Employees                  3,003       3,140          2,824       2,886         3,309
Number of Shareholders - Class A     2,114       2,424          2,665       2,855         3,014
                       - Class B       966       1,088          1,201       1,257         1,343
Average Common Shares
  Outstanding                    7,721,927   7,714,444      7,713,465   7,717,791     7,836,780
____________________________________________________________________________________________________
RATIOS
Net Return on Sales                   2.1%         .7%           1.6%         N/A          2.4%
Return on Equity                      7.4%        2.2%           5.0%         N/A          7.9%
Current Ratio                         2.76        2.46           2.33        2.14          1.98
Total Debt and Convertible
  Subordinated Debentures to Equity   1.75        2.00           1.49        1.48          1.45
____________________________________________________________________________________________________

(1) Includes the effects of the June 1994 acquisition of the hydraulic and mechanical actuation product lines of AlliedSignal Inc. See Note 2 to the Consolidated Financial Statements.

(2) The results of operations in 1994 includes pre-tax restructuring and inventory obsolescence charges of $4.7 million, while 1992 includes $13.8 million in pre-tax restructuring charges.



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - 1995 Compared with 1994

     Earnings per share in 1995 were $1.00 compared with $.27 in 1994. Net earnings in 1995 were $7.8 million on sales of $374 million, compared with net earnings of $2.1 million on sales of $307 million in 1994. Net earnings in 1995 were favorably affected by the strong recovery of capital goods markets in Europe. Also in 1995, incremental net earnings from the hydraulic and mechanical actuation product lines of AlliedSignal Inc. acquired in June 1994 (the Product Lines), served to partially offset declining revenues and profits on various mature defense programs. Conversely, 1994 earnings were adversely affected by pre-tax inventory obsolescence and restructuring charges of $4.7 million. The inventory obsolescence charge of $2.6 million was taken in response to the decline in repair activities and spare parts requirements on certain military programs. Of the pre-tax restructuring charge, $1.8 million related to workforce reductions in the Company's operations in the U.S., England, Germany and Denmark, while $.3 million related to lease termination costs. The 1994 restructuring actions were taken in response to defense spending reductions and, at the time, weak capital goods markets in Europe. The workforce reductions and related cost savings, in conjunction with the recovery of European capital goods markets and, to a lesser extent, the Product Line acquisition, provided the basis for the improved earnings performance in 1995.

     Operating profit for the Domestic Controls segment was $25.2 million in 1995, representing 9.6% of segment sales, compared with $20.4 million, or 9.2% of segment sales in 1994. Excluding the pre-tax Domestic inventory obsolescence and restructuring charges of $3.4 million in 1994, Domestic Segment 1994 operating profit would have been $23.8 million, or 10.7% of segment sales. In absolute terms, the increase in operating profit is due to the Product Line acquisition along with the aforementioned cost reduction measures. These benefits were, however, in part offset by declining revenue on both the B-2 program and the Missiles product line, along with now complete one-time transition service costs paid to AlliedSignal Inc. related to various overhead functions.

     Operating profit for the International Controls segment in 1995 was $8.5 million, or 6.8% of segment sales compared with $1.1 million or 1.1% of segment sales in 1994. International Controls segment operating profit for 1994 includes $1.3 million in inventory obsolescence and restructuring charges. Excluding these 1994 charges, operating profit would have been $2.4 million or 2.4% of segment sales. The improvement in capital goods markets in Europe, along with the aforementioned cost reduction measures, led to a dramatic turnaround in European operating profit. Within the Pacific Group, operating profit is down from a year ago, primarily due to costs of penetrating new Asian markets.

     Net sales in 1995 of $374 million were 21.8% higher than 1994 sales of $307 million. For the Domestic Controls segment net sales increased 19.1% in 1995 to $254 million compared to $213 million in 1994. The increase is attributable to the Product Lines acquisition, in part offset by lower revenue on the B-2 program and the Missiles product line. International Controls segment net sales increased 27.9% in 1995 to $120 million from $94.1 million in the prior year. The increase reflects the improvement in

European capital goods markets, and to a much lesser extent, the increase in value of certain foreign currencies relative to the U.S. dollar. Excluding the effect of changing currency values, International Controls segment net sales increased 18%.

     Worldwide commercial sales were $193 million in 1995, or 51% of sales, with government sales being $181 million or 49% of sales. In 1994, commercial sales were $133 million, or 43% of sales. Going back to 1991, commercial sales were only 39% of sales. The shift of the sales mix to commercial sales reflects the focus the Company has placed on development and acquisition of commercial product lines.

     The increase in consolidated net sales in 1995, exclusive of the Product Lines acquisition, relates primarily to unit volume. There were both minor price increases and decreases in most European markets, while in Japan, the Company experienced overall declines in pricing due to worldwide competitive pressures.

     Other Income was $2.2 million in 1995 compared to $2.5 million in 1994. Other income generally includes rents, royalties and interest. The decline is principally due to lower interest income.

     Cost of sales increased to 70.8% of net sales in 1995 compared with 69.5% in 1994. The International Controls segment cost of sales percentages have declined as a result of increased sales and related improvements in facility utilization, along with the cost reduction efforts made over the previous three years. The International Controls segment improvement was more than offset, however, by increasing cost of sales percentages for the Domestic Controls segment. The Domestic Controls segment increase is principally due to the costs associated with the transition services and a change in product mix which reflects a greater percentage of lower margin production and development contracts sales in 1995 compared to 1994.

     Research and Development expenses were $15.8 million, or 4.2% of net sales in 1995 compared to $18.7 million, or 6.1% of net sales in 1994. The decline is attributable to significant expenditures in 1994 on brushless motor development for entertainment motion platforms, radio controls, engine thrust vectoring controls, and helicopter vibration controls. Further, more engineering resources are currently being utilized on production related activity.

     Total Company sponsored and customer sponsored research and development expenses were $37.4 million in 1995 compared to $44.0 million in 1994. Customer sponsored R&D was $21.6 million in 1995 compared with $25.3 million in 1994. Customer sponsored R&D reflects the Company's involvement in a number of development programs including the B-2, the Taiwanese Indigenous Defense Fighter (IDF) and various military ground vehicle programs in Europe.

     Selling, General and Administrative Expenses in 1995 were $68.5 million, or 18.3% of sales, compared to $58.3 million, or 19.0% of sales in 1994. In absolute terms, the increase is primarily due to a full year of costs for the Product Lines. Further, $2.6 million of the increase reflects the higher average value of foreign currencies relative to the U.S. dollar. The decline as a percentage of sales reflects the benefits of additional sales from the Product Lines and increasing sales in the International Controls segment.

     Interest Expense increased in 1995 to $17.5 million or 4.7% of net sales compared to $11.4 million or 3.7% of net sales in 1994. The increase in interest expense is due to the additional debt associated with the acquisition of the Product Lines.

     Foreign Currency Exchange Loss (Gain) was a loss of $.1 million in 1995 compared with a gain of $.5 million in 1994. The 1994 gain primarily related to a short-term loan denominated in Deutsche Marks between the parent company and the German subsidiary during which time the Deutsche Mark appreciated.

     Income Tax Expense at an effective rate of 11.7% for 1995 compares with a 1994 effective rate of 46.8%. The effective tax rate for 1995 reflects the relatively strong earnings at the Company's German operation, which benefits from its net operating loss carryforward position. Conversely, the higher effective tax rate for 1994 resulted from losses at the German subsidiary which provided limited tax benefits.

     In the fourth quarter of 1995 and 1994, the Company reduced its valuation allowance for deferred tax assets to reflect the improved German operating results. See Note 9 of Item 8 on page 33.

Results of Operations - 1994 Compared to 1993

     Earnings per share in 1994 were $.27 compared with $.62 in 1993. Net earnings in 1994 were $2.1 million or 0.7% of net sales compared with $4.8 million or 1.6% of net sales in 1993. Net earnings in 1994 include the positive cumulative effect of $.5 million related to the adoption of SFAS No. 109, "Accounting for Income Taxes". Conversely, 1994 net earnings were negatively affected by the previously mentioned restructuring and inventory obsolescence charges. Net earnings in 1993 included a $.4 million net after-tax extraordinary charge related to prepayment costs on the early retirement of $10.2 million of 12-7/8% debt.

     Operating profit for the Domestic Controls segment in 1994 was $20.4 million or 9.2% of segment sales compared with $21.7 million or 10.8% of segment sales in 1993. Excluding pretax Domestic inventory obsolescence and restructuring charges of $3.4 million in 1994, Domestic segment operating profit would have been $23.8 million or 10.7% of segment sales in 1994. The increase in Domestic segment operating profit, excluding the obsolescence and restructuring charges, from 1993 to 1994 results from the acquisition of the Product Lines. Operating profit for the Motion Systems group continued to decline in 1994 primarily as a result of decreasing sales on the Missiles product line.

     Operating profit for the International Controls segment in 1994 was $1.1 million or 1.1% of segment sales compared with $5.1 million or 4.7% of segment sales in 1993. Included in operating profit for the International Controls segment were inventory obsolescence and restructuring charges of $1.3 million in 1994. Excluding these charges, operating profit for the International Controls segment would have been $2.4 million or 2.4% of segment sales in 1994. The change in operating profit from 1993 to 1994 for the International Controls segment resulted primarily from a decrease in profits at the Company's English subsidiary on a variety of industrial products, and a decline in operating profit from the Pacific subsidiaries due to a slow Japanese economy and from strong shipments in 1993 on aerospace programs in Korea.

     The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the first quarter of 1994. SFAS No. 106 costs were $1.1 million in 1994, including the amortization of the initial transition obligation of $7.9 million over twenty years. The 1994 cost was $.4 million greater than the annual cost of postretirement benefits other than pensions in 1993 of $.7 million, determined on a "pay as you go" basis.

     Net Sales increased 4.7% to $307 million in 1994 compared with $294 million in 1993. Net sales for the Domestic segment in 1994 increased 12.6% to $213 million compared with $189 million in 1993. In 1994, net sales of $22.4 million from the newly acquired Product Lines was the principal reason for the increase. Within the Domestic Controls segment, sales of the Missiles product line continued to decline as a result of the effects of reduced U.S. defense spending, accompanied by sales declines on the Engine Controls product line. These decreases were offset in 1994 by increased sales on the B-2 program and stronger sales in the commercial aircraft business.

     Net sales for the International Controls segment in 1994 declined 9.8% to $94.1 million compared with $104 million in 1993. Fluctuations in foreign currencies relative to the U.S. dollar in 1994 did not impact the sales decline. The decline was principally attributable to lower sales in Germany in aerospace and defense markets, in conjunction with lower industrial sales in England and France due to the then weak European capital goods markets.

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

     Other Income was $2.5 million in 1994 compared with $2.7 million in 1993. Other Income generally includes rents, royalties and interest.

     Cost of Sales as a percent of net sales in 1994 was 69.5% compared with 70.5% in 1993. Cost of sales as a percent of segment sales for the Domestic Controls segment was 73.3% in 1994 compared with 72.9% in 1993. The increase in Domestic cost of sales as a percent of sales resulted primarily from reduced higher margin sales on the Missiles product line, which included favorable cost experience in 1993 on various long-term development contracts. Cost of sales as a percent of sales for the International Controls segment improved to 65.6% of segment sales in 1994 compared with 67.0% in 1993, primarily from the benefits of cost reduction actions initiated in 1992 and continued through 1994.

     Research and Development Expenses were $18.7 million or 6.1% of net sales in 1994 compared with $16.1 million or 5.5% of net sales in 1993. The 1994 increase was the result of a shift toward Company-sponsored R&D projects from customer-sponsored projects, primarily efforts on entertainment simulators, brushless motors, radio controls, development of engine thrust vectoring controls, and helicopter vibration controls. Total Company-sponsored and customer-sponsored research and development expenses were $44.0 million in 1994 compared with $47.1 million in 1993.

Customer-sponsored R&D was $25.3 million in 1994 compared with $31.0 million in 1993. Customer-sponsored R&D reflects the Company's involvement in a number of development programs including the B-2, the IDF and a number of military ground vehicle programs in Europe.

     Selling, General and Administrative Expenses were $58.3 million or 19.0% of net sales in 1994 compared with $52.7 million or 18.0% of net sales in 1993. The increased costs in 1994 in absolute terms is primarily due to the acquisition of the Product Lines. As a percentage of net sales, the increase in 1994 SG&A relates primarily to increased staffing costs in Japan, Hong Kong and Singapore in order to pursue sales opportunities in the Pacific Rim.

     Interest Expense was $11.4 million or 3.7% of net sales in 1994 compared with $11.0 million or 3.7% of net sales in 1993. The increase in 1994 primarily reflects the increase in debt related to the acquisition of the Product Lines.

     Foreign Currency Exchange Loss (Gain) was a gain of $.5 million in 1994 compared with a loss of $.1 million in 1993. The foreign currency gain in 1994 primarily relates to a short-term loan denominated in Deutsche Marks between the parent company and the German subsidiary during which time the Deutsche Mark strengthened.

     Inventory Obsolescence Charge of $2.6 million in 1994 represented a charge for the write-off of Domestic obsolete inventory reflecting the decline in repair activities and spare parts requirements on government programs.

     Restructuring Expense of $2.1 million in 1994 represented the costs to restructure operations primarily in response to the effects of continued reductions in U.S. Defense spending as well as the effects of the then weak capital goods markets in Europe, particularly as it affected operations in England, Germany and Denmark. Approximately $1.8 million of this 1994 charge represents severance benefit costs relating to workforce reductions and $.3 million relates to the costs of disposing of a leased facility.

     Income Taxes at an effective tax rate in 1994 of 46.8% resulted primarily from losses incurred at our German subsidiary against which the amount of tax benefits were limited. The effective tax rate for 1993 of 40.6% was comprised of an effective rate on Domestic earnings of 20.8% offset by a tax expense of $1.4 million for the International Controls segment on a pre-tax loss of $1.4 million. The lower effective Domestic tax rate in 1993 resulted primarily from a $1.1 million benefit received in 1993 from the utilization of prior year foreign tax credit carryforwards. The unusual 1993 tax situation for the International Controls segment resulted from paying taxes at certain subsidiaries primarily in the Pacific Rim where taxable earnings were generated, offset by pretax losses in Europe that generated virtually no benefit.

Financial Condition and Liquidity

     On November 14, 1995, the Company amended its Domestic Revolving Credit and Term Loan Facilities (the Credit Facilities). The amendment increased the total facility to $165 million, consisting of a $135 million revolving credit facility and a $30 million term loan. The term loan is for a six year period, with quarterly payments commencing in October 1996. The revolving credit facility is for a five year period through October of 2000. The Credit Facilities currently provides for interest at LIBOR plus 1.75%. To provide protection from interest rate increases, the Company entered into $100 million of interest rate swap arrangements. This has the effect of converting $100 million into fixed rate debt over two years at 8.0%.

     The Credit Facilities, along with the 10-1/4% term note which has a remaining balance of $18.4 million and is repayable in varying installments through 2001 (the Note), are secured by substantially all of the Company's Domestic assets, including the common shares of all Domestic and International subsidiaries. The Credit Facilities and Note include customary covenants for financing of this nature, including interest coverage, payment coverage, current ratio requirements, maintenance of tangible net worth to total liabilities, and limits on capital expenditures.

     Net cash provided by operating activities for 1995 was $15.2 million compared with $11.1 million in 1994. The principal reason for the improvement is increased earnings. In comparing the $11.1 million in 1994 with $13.1 million provided from operating activities in 1993, the decrease was due to lower net earnings.

     At September 30, 1995, including the effect of the amendment to the Credit Facilities, the Company had worldwide unused lines of credit of $56.9 million, plus cash and cash equivalents of $7.6 million. In comparison, the Company had worldwide unused lines of credit of $33.9 million and cash of $7.6 million at September 30, 1994.

     Capital expenditures in 1995 were $10.2 million compared with $8.9 million in 1994 and with $10.2 million in 1993. Capital expenditures were well below depreciation and amortization levels of $19.7 million in 1995, $15.7 million in 1994 and $15.6 million in 1993. Additions to Property, Plant and Equipment in 1996 are expected to remain well below depreciation levels.

     The Company monitors certain key financial measures, including total debt to equity and working capital. Total debt includes short-term and long-term debt and subordinated debentures. The debt to equity ratio at September 30, 1995 was 1.75 compared with 2.00 at September 30, 1994 and with 1.49 at September 30, 1993. The decrease in the ratio as of September 30, 1995 results from earnings and depreciation well in excess of capital expenditures which has increased equity and provided cash to pay down debt. The increase in the ratio at September 30, 1994 was due to the acquisition debt. Working capital at September, 1995 was $167 million compared with $151 million at September 30, 1994. The increase is due to higher receivable and inventory levels related to the sales improvement in Europe and the 1994 Product Lines acquisition.

General

     Backlog - Consolidated backlog increased to $238 million at September 30, 1995 compared with $217 million at September 30, 1994. Backlog for the Domestic Controls segment increased to $196 million at September 30, 1995 compared with $181 million a year ago. Within the Domestic Controls segment, this increase is primarily due to the acquisition of the new Product Lines.

     International Controls segment backlog was $42.0 million at September 30, 1995 compared with $35.9 million a year ago, with the increase principally reflecting the recovery of capital goods markets in Europe. Approximately $1.7 million of this increase resulted from the strengthening of foreign currencies, principally the Deutsche Mark, relative to the U.S. dollar from 1994 to 1995.

     1994 Acquisition - On June 17, 1994, Moog acquired the hydraulic and mechanical actuation product lines (the Product Lines) of AlliedSignal Inc. located in Torrance, California. Mechanical actuators include drive systems for the leading edge flaps on the F/A-18 C/D, F/A-18 E/F, V-22 Osprey and Boeing 777, and hydraulic actuators include the primary flight controls for the Boeing 747 and 757 and the Airbus A330 and A340. The acquisition strengthened Moog's position in the actuation market and improved utilization of existing manufacturing facilities and overhead structure. The Product Lines added revenues of approximately $95 million in 1995. The final purchase price for the Product Lines, including payment for specified transition services, was $68.8 million based upon finalization of the net book value of assets transferred. The transition services principally related to computer services, engineering, and manufacturing support for a period of approximately one year.

     December 1995 Acquisition - On December 15, 1995 the Company acquired the servovalve product line of Ultra Hydraulics Limited (Ultra). Ultra is located in the United Kingdom, and in its latest fiscal year had worldwide sales of just under $5 million. This product line traces its history back to a license granted by Moog in the 1950's. Over the past thirty years, the Ultra product line has benefited from numerous refinements to the original Moog designs, and has developed a valuable customer network.

     Environmental Matters - The Company, over the past five years, has been named as a potentially responsible party (PRP) with respect to three Superfund sites. The clean up actions with regard to the three Superfund sites has been completed, and the Company's share of the related financial accommodations was not significant. No further actions have been initiated by Federal or State regulators. In addition, the Company was notified in August 1993 by a PRP group at a site related to one of the Superfund sites referenced above that it will seek contribution from the Company to the extent the PRP group is responsible for remediation costs. The Company is also in the process of voluntarily remediating an area identified in 1994 at a Company-owned facility leased to a third party.

     At September 30, 1995, the Company believes that adequate reserves have been established for environmental issues, and does not expect these environmental matters will have a material effect on the financial position of the Company in excess of amounts previously reserved.

     Foreign Exchange - The Company's International activities are conducted in more than ten countries. This generally helps to reduce the level of exposure of foreign currency movements on operating results.

     Defense Contracting Environment - Current industry conditions continue to represent significant challenges for the Company. Slightly less than half of the Company's sales are to either the U.S. Government or various foreign governments for military and space hardware on programs that extend over many years. The Company shares risks of cancellation as a participant in these programs similar to the risks assumed by all government contractors.

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

     Continued Government emphasis on audit and investigative activity in the U.S. Defense Industry presents risks of unanticipated financial exposure for companies with substantial activity in Government contract work. The audit process is an on-going one which includes post-award reviews and audits of compliance with the various procurement requirements. Although Government regulations provide that under certain circumstances a contractor may be fined, penalized, have its progress payments withheld or be debarred from contracting with the Government, the Company does not anticipate a material financial impact from the various and on-going procurement reviews. The Company believes that adequate reserves have been established for any issues on which financial exposure is known and quantifiable as of September 30, 1995.

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

ITEM 8. Financial Statements and Supplementary Data.

                                              MOOG INC.
                                  Consolidated Statements of Income
                            (dollars in thousands except per share data)

                                   Years ended September 30     1995         1994         1993
NET SALES                                                    $  374,284   $  307,370   $  293,680
OTHER INCOME                                                      2,166        2,489        2,663
                                                             __________   __________   __________
                                                                376,450      309,859      296,343
                                                             __________   __________   __________

COSTS AND EXPENSES
Cost of sales                                                   265,033      213,530      206,985
Research and development expenses                                15,783       18,668       16,128
Selling, general and administrative expenses                     68,457       58,324       52,723
Interest expense                                                 17,492       11,402       10,974
Foreign currency exchange loss (gain)                               143         (451)          60
Other expenses                                                      752          665          853
Inventory obsolescence charge (note 4)                                -        2,574            -
Restructuring charges (note 10)                                       -        2,107            -
                                                             __________   __________   __________
                                                                367,660      306,819      287,723
                                                             __________   __________   __________

EARNINGS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE             8,790        3,040        8,620
INCOME TAXES (note 9)                                             1,029        1,422        3,502
                                                             __________   __________   __________

EARNINGS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                               7,761        1,618        5,118
EXTRAORDINARY ITEM, LOSS FROM EARLY EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAXES OF $119 (note 7)                                -            -         (357)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (note 9)          -          505            -
                                                             __________   __________   __________
NET EARNINGS                                                 $    7,761   $    2,123   $    4,761
                                                             ==========   ==========   ==========



NET EARNINGS PER COMMON SHARE:
Before extraordinary item and cumulative effect of
  change in accounting principle                             $     1.00   $      .21   $      .66
Extraordinary item                                                    -            -         (.04)
Cumulative effect of change in accounting principle                   -          .06            -
                                                             __________   __________   __________
Net earnings                                                 $     1.00   $      .27   $      .62
                                                             ==========   ==========   ==========
AVERAGE COMMON SHARES OUTSTANDING                             7,721,927    7,714,444    7,713,465



See accompanying Notes to Consolidated Financial Statements.































                                 MOOG INC.
                        Consolidated Balance Sheets
(dollars in thousands)       As of September 30         1995        1994
ASSETS
  CURRENT ASSETS
  Cash and cash equivalents                          $   7,576   $   7,561
  Receivables, net (note 3)                            148,915     144,197
  Inventories (note 4)                                  86,176      78,642
  Deferred income taxes                                 16,816      15,392
  Prepaid expenses and other current assets              2,275       8,445
                                                     _________   _________
       TOTAL CURRENT ASSETS                            261,758     254,237

  PROPERTY, PLANT AND EQUIPMENT, net (notes 5,
    7, and 8)                                          139,131     146,472
  INTANGIBLE ASSETS, net of accumulated
    amortization of $3,213 in 1995, and
    $1,520 in 1994                                      16,310      18,154
  OTHER ASSETS                                           7,758       5,593
                                                     _________   _________
  TOTAL ASSETS                                       $ 424,957   $ 424,456
                                                     =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Notes payable (note 6)                             $   6,606   $   9,569
  Current installments of long-term debt and
    convertible subordinated debentures (note 7)         7,080      15,201
  Accounts payable                                      25,781      21,339
  Accrued salaries, wages and commissions               21,065      20,641
  Contract loss reserves                                12,872      14,964
  Other accrued liabilities                             11,433      11,605
  Customer advances                                      9,936      10,070
                                                     _________   _________
       TOTAL CURRENT LIABILITIES                        94,773     103,389

  LONG-TERM DEBT, excluding current
    installments (note 7)                              158,075     160,006
  LONG-TERM PENSION OBLIGATION (note 11)                23,794      20,093
  OTHER LONG TERM LIABILITIES                              430       1,195
  DEFERRED INCOME TAXES                                 19,674      16,671
  CONVERTIBLE SUBORDINATED DEBENTURES, excluding
    current installments (note 7)                       18,000      19,400
  MINORITY INTEREST IN SUBSIDIARY COMPANY                1,575       1,518
                                                     _________   _________
       TOTAL LIABILITIES                               316,321     322,272
                                                     _________   _________

  COMMITMENTS AND CONTINGENCIES (note 16)                    -           -

SHAREHOLDERS' EQUITY (see page 29 and notes 11, 12, and 13)
  9% Series B Cumulative, Convertible,
    Exchangeable Preferred stock - Par Value $1.00
    Authorized 10,000,000 shares. Issued 100,000
      shares.                                              100         100



  Common Stock - Par Value $1.00
    Class A - Authorized 30,000,000 shares. Issued
      6,599,206 shares in 1995 and in 1994.              6,599       6,599
    Class B - Authorized 30,000,000 shares. Convertible
      to Class A on a one for one basis.  Issued
      2,534,917 shares in 1995 and in 1994.              2,535       2,535
  Additional paid-in capital                            47,709      47,737
  Retained earnings                                     64,125      56,373
  Treasury shares                                      (17,841)    (17,929)
  Equity adjustments                                     6,158       7,867
  Loan to Savings and Stock Ownership Plan                (749)     (1,098)
                                                     _________   _________
       TOTAL SHAREHOLDERS' EQUITY                      108,636     102,184
                                                     _________   _________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 424,957   $ 424,456


See accompanying Notes to Consolidated Financial Statements.









































                                              MOOG INC.
                                Consolidated Statements of Cash Flows
(dollars in thousands)   Years ended September 30      1995      1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                       $  7,761   $  2,123   $  4,761
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation and amortization                      19,675     15,700     15,621
    Provisions for losses                               3,761      5,860      5,839
    Deferred income taxes                               1,565      4,926       (211)
    Other                                                 (84)       418         40
    Change in assets and liabilities providing
      (using) cash:
      Receivables                                      (7,876)   (10,813)    (2,906)
      Inventories                                      (8,627)    (1,376)      (969)
      Other assets                                        952     (4,844)     1,665
      Accounts payable and accrued expenses            (3,454)     3,520    (12,059)
      Other liabilities                                 1,381     (4,290)     3,094
      Accrued income taxes                                265         (1)      (353)
      Customer advances                                  (144)      (127)    (1,384)
                                                     ________   ________   ________

    NET CASH PROVIDED BY OPERATING ACTIVITIES          15,175     11,096     13,138
                                                     ________   ________   ________
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Product Lines, including 1995
    purchase price settlement (note 2)                  9,200    (78,000)         -
  Purchase of property, plant and equipment            (9,974)    (7,741)    (9,887)
  Proceeds from sale of assets                            362        527      9,538
  Payments received on loan to Savings and Stock
    Ownership Plan                                        349        176        161
                                                     ________   ________   ________
    NET CASH USED IN INVESTING ACTIVITIES                 (63)   (85,038)      (188)
                                                     ________   ________   ________
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in notes payable                        (2,738)   (10,635)      (486)
  Proceeds from revolving lines of credit                   -     70,000     31,852
  Payments on revolving lines of credit                (1,000)      (151)   (21,521)
  Proceeds from issuance of long-term debt              7,610     69,695      1,686
  Payments on long-term debt                          (17,484)   (63,276)   (15,419)
  Redemption of convertible subordinated debentures    (1,400)    (1,282)      (177)

  Dividends paid                                           (9)        (9)        (9)
  Proceeds from issuance of treasury stock                 60         30          -
                                                     ________   ________   _________

    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  (14,961)    64,372      (4,074)
                                                     ________   ________   _________

Effect of exchange rate changes on cash                  (136)      (317)        466

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           15     (9,887)      9,342
Cash and cash equivalents at beginning of year          7,561     17,448       8,106
                                                     ________   ________   _________
Cash and cash equivalents at end of year             $  7,576   $  7,561   $  17,448
                                                     ========   ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                         $ 17,598   $ 11,359   $  10,830
    Income taxes, net of refunds                       (3,189)       367       2,405
  Non-cash investing and financing activities:
    Equity adjustment from change in pension
      liability versus unrecognized prior service
      cost (note 11)                                    1,231      5,568      (5,523)
    Adjustment required to recognize minimum
      pension liability (note 11)                       1,083     (5,654)      5,704
    Leases capitalized net of leases terminated           260      1,160         401



See accompanying Notes to Consolidated Financial Statements



                                              MOOG INC.
                           Consolidated Statements of Shareholders' Equity
                            (dollars in thousands except per share data)

                          Years ended September 30     1995         1994         1993
PREFERRED STOCK (note 13)                           $    100     $    100     $    100
                                                    ________     ________     ________
COMMON STOCK (note 13)                                 9,134        9,134        9,134
                                                    ________     ________     ________
ADDITIONAL PAID-IN CAPITAL
  Beginning of year                                   47,737       47,780       47,780
  Issuance of Treasury Shares at less than cost          (28)         (43)           -
                                                    ________     ________     ________
  End of year                                         47,709       47,737       47,780
                                                    ________     ________     ________
RETAINED EARNINGS
  Beginning of year                                   56,373       54,259       49,507
  Net earnings                                         7,761        2,123        4,761
  Preferred dividends ($.09 per share in 1995,
    1994 and 1993)                                        (9)          (9)          (9)
                                                    ________     ________     ________
  End of year                                         64,125       56,373       54,259
                                                    ________     ________     ________
TREASURY SHARES, AT COST*
  Beginning of year                                  (17,929)     (18,002)     (18,002)
  Shares issued related to options (1995 - 6,000
    Class A Shares and 1,000 Class B Shares;
    1994 - 5,500 Class A Shares)                          88           73            -
                                                    ________     ________     ________
  End of year                                        (17,841)     (17,929)     (18,002)
                                                    ________     ________     ________
EQUITY ADJUSTMENTS
  Beginning of year                                    7,867          564       10,290
  Adjustment from foreign currency translation,
    net of applicable deferred taxes of $330 in
    1995 and 1994, and $362 in 1993**                   (478)       1,735       (4,203)
  Adjustment from change in pension liability versus
    unrecognized prior service cost                   (1,231)       5,568       (5,523)
                                                    ________     ________     ________
  End of year                                          6,158        7,867          564
                                                    ________     ________     ________

LOAN TO SAVINGS AND STOCK OWNERSHIP PLAN (SSOP) (note 11)
  Beginning of year                                   (1,098)      (1,274)      (1,435)
  Payments received on loan to SSOP                      349          176          161
                                                    ________     ________     ________
  End of year                                           (749)      (1,098)      (1,274)
                                                    ________     ________     ________
TOTAL SHAREHOLDERS' EQUITY                          $108,636     $102,184     $ 92,561


 *Class A Common Stock in treasury: 550,968 shares as of September 30, 1995; 557,055 shares as of
  September 30, 1994; 562,555 shares as of September 30, 1993.
  Class B Common Stock in treasury: 857,103 shares as of September 30, 1995; 858,103 shares as of
  September 30, 1994 and 1993.

**End of year balance includes cumulative foreign currency translation of 1995 - $7,487; 1994 -
  $7,965; 1993 - $6,230; and cumulative minimum pension liability adjustments of 1995 - ($1,329);
  1994 - ($98); 1993 - ($5,666). Included in adjustment from foreign currency translation are aggregate deferred losses of $1,138 in 1995, $317 in 1994, and $228 in 1993 related to hedging net investments in, and long term advances to, various international subsidiaries.

See accompanying Notes to Consolidated Financial Statements.


                Notes To Consolidated Financial Statements
               (dollars in thousands except per share data)

Note 1 - Summary of Significant Accounting Policies

     Consolidation: The consolidated financial statements include the accounts of Moog Inc. and all of its U.S. and International subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform the prior years financial statements with the 1995 presentation.

     Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

     Revenue Recognition: The percentage of completion (cost-to-cost) method of accounting is followed for long-term contracts. Under this method, revenues are recognized as the work progresses toward completion. Contract incentive awards affect earnings when the amounts can be determined. For contracts with anticipated losses at completion, the projected loss is accrued. Revenues other than on long term contracts are recognized as units are delivered.

     Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Consistent with industry practice, aerospace related inventories include amounts relating to contracts having long production and procurement cycles, portions of which are not expected to be realized within one year.

     Foreign Currency: Foreign subsidiary assets and liabilities are translated using rates of exchange as of the balance sheet date and the statements of income are translated at the average rates of exchange for the year. Gains and losses resulting from translation and hedging of net investments in, or long term advances to, foreign subsidiaries are accumulated in the equity section as "Equity Adjustments." Gains and losses resulting from foreign currency transactions are included in income.

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

     Income Taxes: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," in 1994. The Company separately reported the cumulative effect of the adoption of SFAS No. 109 in the Consolidated Statements of Income.

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

Note 2 - Acquisition

     On June 17, 1994, the Company acquired the hydraulic and mechanical actuation product lines (the Product Lines) of AlliedSignal Inc., located in Torrance, California. The Product Lines include mechanical drive systems for leading edge flaps and hydraulic servoactuators for primary and secondary flight controls used on a wide variety of commercial and military aircraft. The purchase price for the Product Lines, including payment for specified transition services, was $68,800 based upon finalization of the net assets transferred. The acquisition has been accounted for under the purchase method, and accordingly, the operating results for the Product Lines have been included in the Consolidated Statements of Income since the date of acquisition. The cost of the acquisition was allocated on the basis of the estimated fair value of assets acquired and the liabilities assumed.

     The acquisition was financed with proceeds from a Revolving Credit and Term Loan Agreement with a banking group (Note 7). The acquisition resulted in Product Line intangible assets, as adjusted for the final purchase price allocation, of $14,565, which are being amortized over a 12 year period.

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

Note 3 - Receivables

Receivables consist of:

                       September 30               1995           1994

Long term contracts:
  Amounts billed                               $   38,542     $   35,168
  Unbilled recoverable costs and profits           61,400         63,151
  Unbilled costs and profits subject to
    negotiation                                       116            571
                                               __________     __________
  Total long-term contract receivables            100,058         98,890
Trade                                              45,582         40,679
Refundable income taxes                             3,331          5,504
Other                                               1,323            617
                                               __________     __________
Total receivables                                 150,294        145,690
Less allowance for doubtful accounts               (1,379)        (1,493)
                                               __________     __________
Receivables, net                               $  148,915     $  144,197


     The long term contract amounts are primarily associated with prime U.S. Government contractors and the major commercial aircraft manufacturers. These amounts include retainage in accordance with the terms of the contracts. Unbilled costs and profits subject to negotiation represent claims on terminated contracts. Substantially all unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.


Note 4 - Inventories

Inventories consist of the following:

                            September 30          1995           1994

Raw materials and purchased parts              $  23,028      $  19,356
Work in process                                   52,839         48,517
Finished goods                                    10,309         10,769
                                               _________      _________
                                               $  86,176      $  78,642


     In 1994, the Company incurred a pre-tax charge of $2,574 to write off obsolete Domestic Controls segment inventory. The special charge reflected a decline in repair activities and spare parts requirements on various government programs.

Note 5 - Property, Plant and Equipment

Property, plant and equipment consists of:

                            September 30          1995           1994

Land                                           $  7,864       $  7,870
Buildings and improvements                       89,323         87,124
Machinery and equipment                         212,026        207,769
                                               ________       ________
Property, plant and equipment, at cost          309,213        302,763
Less accumulated depreciation and
  amortization                                 (170,082)      (156,291)
                                               ________       ________
Property, plant and equipment, net             $139,131       $146,472


Note 6 - Notes Payable

     The Company maintains short term lines of credit with various banks throughout the world. The short term credit lines are principally demand lines and subject to revision by the banks. At September 30, 1995, $6,606 of notes payable to banks at an average rate of 7.4% were outstanding under these lines of credit. During 1995, an average of $8,355 in notes payable were outstanding at an average interest rate of 8.1%. These short term lines of credit, along with $39,701 available on the amended long term U.S. revolving credit agreement detailed in Note 7, provide credit availability amounting to $56,900. Commitment fees are charged on some of these arrangements based on a percentage of the unused amounts available.


Note 7 - Long Term Debt and Subordinated Debentures

Long-Term Debt consist of the following:

                            September 30          1995           1994

U.S. revolving credit agreement                 $ 95,299       $ 70,000
U.S. term loan agreements                         30,000         67,000
10-1/4% Note                                      18,350         20,000
International and other U.S. term loan
  agreements                                      16,452         13,359
Obligations under capital leases                   3,654          3,448
                                                ________       ________
                                                 163,755        173,807
Less current installments:
  Long-term debt                                   4,859         12,978
  Capital lease obligations                          821            823
                                                ________       ________
Long term debt excluding current installments   $158,075       $160,006

Subordinated Debentures consist of the following:

                            September 30          1995           1994

Subordinated debentures                           19,400         20,800
Less current installment                           1,400          1,400
Subordinated debentures excluding current       ________       ________
  installment                                     18,000         19,400

     The U.S. Revolving Credit and Term Loan Agreement (Agreement) was amended in November 1995, increasing the facility to $165,000,which consists of a $135,000 revolving credit facility and a $30,000 term loan. The original facility, entered into in June 1994 to finance the acquisition of the Product Lines and to refinance existing debt, was a $151,750 total facility consisting of an $84,750 revolving credit facility and a $67,000 term loan. The amended revolving credit facility is for a five year period which expires in October 2000. The amended term loan is for six years through July 2001, with quarterly principal payments of $1,500 commencing October 1, 1996. As a result of this amendment $ 6,930 otherwise due in 1996 was converted to long term and has been classified as such on the September 30, 1995 Consolidated Balance Sheet.

     Interest on the Agreement is LIBOR plus 1.75%. In order to provide for interest rate protection, the Company has entered into interest rate swap agreements for $100,000, effectively converting this amount to fixed rate debt averaging 8.0%. The swaps expire at various times from June 1996 through July of 1998.

     The 10-1/4% Note has quarterly principal payments of $550 through October 1, 1995, increasing to $700 on January 1, 1996 and $750 on January 1, 1997, with a final payment due in July 2001.

     Both the Agreement and the Note contain various covenants which, among others, specify minimum interest and payment coverage, maintenance of tangible net worth, required working capital and current ratio levels, and limit liabilities in relation to tangible net worth. The Agreement prohibits payment of cash dividends on common stock. The Agreement and the Note are secured by substantially all of the Company's U.S. assets and the common shares of all Domestic and International subsidiaries. The Agreement and the Note will convert to unsecured arrangements when the Company has three consecutive quarters whereby the ratio of consolidated liabilities to tangible net worth is less than 200%.

     International and other U.S. term loan agreements of $16,452 at September 30, 1995 consist principally of financing provided by various banks to individual International subsidiaries. These term loans are being repaid through 2004, and carry interest rates ranging from 2.6% to 14.3% in 1995 and 2.875% to 16.1% in 1994.

     Convertible subordinated debentures at 9-7/8% are subordinated in right of payment to all senior indebtedness, as defined, and are convertible, subject to prior redemption, into shares of Class A Common Stock at $22.88 per share at any time up to and including the maturity date of January 15, 2006. At September 30, 1995, the debentures are convertible into 847,902 shares of Class A Common Stock (Note 13). The debentures are redeemable at the option of the Company, at any time, in whole or in part, at 100% of their principal amount. The quoted market price of the debentures at September 30, 1995 and 1994, was 102 and 100, respectively.

     Maturities of long-term debt and subordinated debentures for the next five years are $7,080 in 1996, $13,600 in 1997, $18,322 in 1998, $12,663 in
1999, $107,578 in 2000, and $23,912 thereafter.

     In the first quarter of 1993, the Company extinguished $10,186 of 12-7/8% Domestic long-term debt prior to its scheduled maturity in order to take advantage of a decline in U.S. interest rates. Funds from existing credit facilities were used to accomplish the extinguishment. The cost of the extinguishment was $357, net of $119 in income tax benefits, and was recorded as an extraordinary charge in the Consolidated Statement of Income.

     At September 30, 1995, the Company has pledged assets with a net book value of $265,425 as security for long-term debt.


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

                            September 30          1995           1994

Capital leases at cost                         $  6,945       $  6,861
Less accumulated amortization                    (2,841)        (2,534)
                                               ________       ________
Net assets under capital leases                $  4,104       $  4,327


     Rent expense under operating leases amounted to $6,957 in 1995, $7,049 in 1994 and $6,366 in 1993. Future minimum rental payments required under noncancelable operating leases are $5,680 in 1996, $4,536 in 1997, $3,697 in 1998, $2,982 in 1999, $2,372 in 2000, and $10,832 thereafter.

     The Company subleases various facilities to third parties. Gross rental income from such activities was $1,535 in 1995, $1,247 in 1994, $780 in 1993. Future minimum rental income under noncancelable operating leases is $1,135 in 1996, $610 in 1997, $170 in 1998.

     Interest expense includes $217 in 1995, $261 in 1994 and $715 in 1993 attributable to obligations under capital leases.


Note 9 - Income Taxes

     The Company adopted SFAS No. 109 "Accounting for Income Taxes" in 1994. SFAS No. 109 supersedes SFAS No. 96 "Accounting For Income Taxes." The impact of adopting SFAS No. 109 on the Consolidated Statement of Income was to increase 1994 earnings by $505, which was recorded as a cumulative effect of change in accounting principle.

     The reconciliation of the provision for income taxes with the amount computed by applying the U.S. federal statutory tax rate of 34% to earnings before income taxes, extraordinary item and cumulative effect of change in accounting principle is as follows:

                                               1995      1994     1993
Earnings before income taxes,
  extraordinary item and cumulative effect
  of change in accounting principle:
    Domestic                                $  6,042   $  6,054  $ 10,376
    Foreign                                    2,967     (3,440)   (1,741)
    Eliminations                                (219)       426       (15)
                                            _____________________________
    Total                                   $  8,790   $  3,040  $  8,620

Computed expected tax expense               $  2,988   $  1,034  $  2,931
Increase (decrease) in income taxes
  resulting from:
   Foreign tax rates                             356       (419)      402
   Deferred tax rate differential                  -          -    (1,092)
   Nontaxable FSC earnings                      (280)      (350)     (325)
   State taxes net of federal benefit            226         79       168
   Change in beginning of the year
     valuation allowance                        (765)      (420)        -
   Utilization of net operating losses        (2,136)         -         -
   Limitation on benefits from foreign
     net operating losses                        192      1,054     1,498
   Other                                         448        444       (80)
                                            _____________________________
Income taxes                                $  1,029   $  1,422  $  3,502
                                            =============================

Effective income tax rate                      11.7%      46.8%     40.6%


     At September 30, 1995, certain International subsidiaries had net operating loss carryforwards totalling $4,254. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries.

     Accumulated undistributed earnings of International subsidiaries intended to be permanently reinvested are $19,021 at September 30, 1995. If such earnings were remitted to the Company, income taxes, based on the applicable current rates, would be payable after reductions for any foreign taxes previously paid on such earnings and subject to applicable limitations.

     The components of income taxes excluding the extraordinary item and cumulative effect of change in accounting principle are as follows:

                                               1995      1994     1993
Current:
  Federal                                   $  (828)   $ (3,255) $  1,320
  Foreign                                       292        (249)    2,180
  State                                           -           -       213
                                            _____________________________
   Total current                               (536)     (3,504)    3,713
                                            _____________________________

Deferred:
  Federal                                   $ 2,466       5,440       305
  Foreign                                    (1,243)       (634)     (558)
  State                                         342         120        42
                                            _____________________________
   Total deferred                             1,565       4,926      (211)
                                            _____________________________
Total income taxes                          $ 1,029    $  1,422  $  3,502


     The tax effects of temporary differences that generated deferred tax assets and liabilities are detailed in the following table. Realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.
                                                  1995           1994
Deferred tax assets:
  Contract loss reserves not currently
    deductible                                 $  5,890       $  5,575
  Net operating loss carryforwards                2,578          3,730
  Accrued vacation                                4,440          3,621
  Deferred compensation                           4,099          3,212
  Accrued expenses not currently deductible       2,392          2,698
  Inventory                                       3,031          2,436
  Other                                              62            845
                                               ________       ________
    Total gross deferred tax assets              22,492         22,117
    Less: Valuation reserve                      (3,366)        (5,223)
                                               ________       ________
  Net deferred tax assets                        19,126         16,894
                                               ________       ________
Deferred tax liabilities:
  Differences in bases and depreciation
    of property, plant and equipment             20,720         13,591
  Intangible assets                                   -          2,832
  Prepaid pension                                   552            884
  Other                                             712            866
                                               ________       ________
    Total gross deferred tax liabilities         21,984         18,173
                                               ________       ________
    Net deferred tax liabilities               $  2,858       $  1,279


     Net deferred taxes are presented in the accompanying Consolidated Balance Sheets as follows:
                                                  1995           1994

Noncurrent deferred tax liabilities            $ 19,674       $ 16,671
Current deferred tax assets                      16,816         15,392
                                               ________       ________
Net deferred tax liabilities                   $  2,858       $  1,279


     In 1993, deferred taxes resulted from differences in the tax and financial accounting for depreciation, restructuring charges, and estimated losses on contracts and inventories.

Note 10 - Restructuring Charges

     In 1994, the Company provided $2,107 in pre-tax restructuring charges, with $890 related to the Domestic Controls segment and $1,217 related to the International Controls segment. The restructuring actions were taken in response to U.S. defense spending reductions and the persistently weak capital goods markets in Europe. The restructuring charge included $1,757 of severance benefit costs relating to work force reductions totalling 140 employees in the Company's operations in the United States, England, Germany and Denmark. The Company has completed the work force reductions by September 30, 1995. The total severance related charges were paid in their entirety by September 30, 1995. A charge of $350 was also recorded and paid for the termination of a long term operating lease in September 1994.


Note 11 - Employee Benefit Plans

     Employee and management profit share plans provide for the computation of profit share based on net earnings as a percent of net sales multiplied by base wages, as defined. The profit share plan was suspended for 1995. Profit share expense was $459 in 1994 and $1,119 in 1993.

     The Company has a Savings and Stock Ownership Plan (SSOP) which includes an Employee Stock Ownership Plan (ESOP). As one of the investment alternatives, participants in the SSOP can acquire Company stock at market value, with the Company providing a 25% share match. The SSOP purchase of the matching Class B shares was funded by a Company loan. The loan is repaid with Company contributions. Interest on the loan is computed at the Company's U.S. Revolving Credit and Term Loan borrowing rate. Shares are allocated and compensation expense is recognized as the employer share match is earned. Compensation expense was $446 in 1995, $180 in 1994 and $161 in 1993. Class B shares allocated to ESOP participants for 1995, 1994 and 1993 were 23,397, 12,236 and 10,891, respectively. At September 30, 1995, 502,382 Class B Common Shares were owned by the SSOP participants, including the Company match, representing 30% of the issued and outstanding Class B shares. An additional 50,779 Class B shares related to the Company match remain to be allocated to participants. The SSOP began purchasing shares of Class A Common Stock in 1995 in addition to the Class B Common Stock. At September 30, 1995, a total of 63,947 Class A Common Shares were owned by the SSOP participants, representing 1% of Class A Common Shares issued and outstanding. All SSOP shares, both allocated and those remaining to be allocated, are considered outstanding for calculating earnings per share.

     In 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized as employees perform services to earn the benefits, instead of when benefits are paid, as had been the practice in 1993 and prior years. Postretirement health care benefits for U.S. employees are the only costs that need to be accrued by the Company in accordance with SFAS No. 106. Substantially all of the Company's U.S. employees hired prior to March 1, 1989 will become eligible for benefits when they reach normal retirement age while working for the Company. Further, changes in the Company's health care plans have limited the amount of retiree health care benefits to employees who retire after October 1, 1989.

     The 1995 SFAS No. 106 cost of $1,011 included $119 for service cost, $599 for interest cost and $394 for amortization of the October 1, 1993 transition obligation over a twenty year period and ($101) for the amortization of actuarial gains and losses. The 1994 cost of $1,075 was comprised of $103 for service cost, $577 for interest cost and $395 for the amortization of the transition obligation. The health care costs for retirees expensed in 1993 was $741, based on expensing claims as paid.

     The discount rate assumed at September 30, 1995 was 7.75% compared with the 9.0% rate used to determine the September 30, 1994 obligation. In June 1994, the Company's SFAS No. 106 obligation increased by $569 due to the acquisition of the Product Lines (Note 2). For pre October 1, 1989 retiree's, the health care cost trend rates assumed are 2.5% per year for qualified employees who are presently under 65 years of age, and 11.0% in 1996, 10.0% in 1997 and 2.5% for 1998 and all subsequent years for Plan participants who are currently older than 65 years of age. Premiums for post October 1, 1989 retiree's are frozen and no trend schedule is applied. The effect of a one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of September 30, 1995 by approximately 3.8%, and increase the aggregate of the service and interest cost components of net annual postretirement benefit cost by approximately 3.3%.

     A reconciliation of the funded status of the plan with the accrued liability at September 30, 1995 is shown below. There were no Plan Assets at September 30, 1995 or 1994.

                            September 30          1995           1994

Accumulated Postretirement Benefit Obligation (APBO)
  - Inactives                                  $  (5,307)     $  (4,414)
  - Actives fully eligible                          (367)          (342)
  - Actives not fully eligible                    (2,724)        (2,167)
                                               _________      _________
Total APBO (Funded Status)                        (8,398)        (6,923)
Unrecognized Transition Obligation                 7,098          7,493
Unrecognized Gains                                  (158)        (1,498)
                                               _________      _________
Accrued Postretirement Benefit Cost            $  (1,458)     $    (928)


     The Company maintains defined benefit and defined contribution plans covering substantially all employees. With the exception of certain International subsidiaries, the Company funds defined benefit pension costs accrued, including amortization of prior service costs, over a 15-year period. Plan Assets where applicable, consist primarily of government obligations and publicly traded stocks, bonds and mutual funds.
At September 30, 1995 and 1994, the minimum pension liability adjustments were $2,072 and $989, respectively. This liability is offset by an intangible asset of $743 in 1995 and $891 in 1994 and a reduction of shareholders' equity of $1,329 in 1995, and $98 in 1994. The 1995 and 1994 minimum pension liability adjustment reflects the change in the discount rate for measuring U.S. plan obligations. At September 30, 1995, the discount rate for the U.S. was decreased to 7.75% from 9.0% at September 30, 1994. The comparable discount rate at September 30, 1993 was 7.5%.

     The tables below set forth the funded status of the domestic and foreign defined benefit plans at September 30, 1995, 1994, and pension expense in 1995, 1994 and 1993 for all plans. Principal actuarial assumptions weighted for all plans are:
                                                  1995           1994

Discount rate                                     7.4%           8.7%
Return on assets                                  8.2%           8.9%
Rate of compensation increase                     3.6%           3.3%

Funded Status of Defined Benefit Plans at September 30, 1995 and 1994:
                                             1995                                                    1994
                         _____________________________________________________   ___________________________________________

                         U.S. Employee                                           U.S. Employee                    Other
                           Plan with          Other               Other            Plan with     Other Plans    Plans with
                          Accumulated      Plans with          Plans with          Assets in     with Assets    Accumulated
                          Benefits in    Assets in Excess      Accumulated         Excess of     in Excess of   Benefits in
                           Excess of      of Accumulated    Benefits in Excess    Accumulated    Accumulated     Excess of
                            Assets          Benefits          of Plan Assets       Benefits       Benefits      Plan Assets
Accumulated benefit
 obligation - Vested     $  97,791       $   3,685          $  13,453            $  77,075       $   3,528      $  11,852
            - Nonvested        573               -              3,599                  313               -          3,361
                         _________       _________          _________            _________       _________      _________
            -  Total     $  98,364       $   3,685          $  17,052            $  77,388       $   3,528      $  15,213
                         =========       =========          =========            =========       =========      =========
Projected benefit
 obligation (PBO)        $ 106,854       $   3,838          $  22,175            $  82,437       $   3,675      $  20,854
Plan assets at fair
 value                      97,773           4,741              1,653               84,793           4,068          1,585
                         _________       _________          _________            _________       _________      _________
Plan assets in excess
 of (or less than) PBO      (9,081)            903            (20,522)               2,356             393        (19,269)
Unrecognized cumulative
 experience loss (gain)     12,290            (986)            (1,667)               2,741            (615)          (738)
Unrecognized net (asset)
 liability from SFAS no. 87
 adoption date, amortized
 over 15 years              (2,472)             (2)             2,155               (2,840)             (3)         2,453
Unrecognized prior service
 cost                           40               -                303                   43               -            355
Adjustment required to
 recognize minimum
 liability                  (1,368)              -               (704)                   -               -           (989)
                         _________       _________          _________            _________       _________      _________
Accrued pension
 (liability) asset       $    (591)      $     (85)         $ (20,435)           $   2,300       $    (225)     $ (18,188)
                         =========       =========          =========            =========       =========      =========

Pension Expense for 1995, 1994 and 1993:

                                   1995        1994        1993
Service cost - benefits
 earned during the year         $  4,523    $  4,217    $  3,940
Interest cost on projected
 benefit obligation                9,019       8,472       7,836
Actual return on Plan assets     (16,939)     (3,017)    (11,246)
Net amortization, deferral
 and other                         9,038      (3,005)      4,889
                                ________    ________    ________
Pension expense for defined
 benefit plans                     5,641       6,667       5,419
Pension expense for other plans      317         383         265
                                ________    ________    ________
Total Pension Expense           $  5,958    $  7,050    $  5,684
                                ________    ________    ________


Note 12 - Stock Option Plans

     The 1983 Non-Statutory Stock Option Plan granted options on Class B Shares to directors, officers, and key employees. Stock appreciation rights were granted in tandem with the options and are exercisable only to the extent the options are exercised. The 1983 Incentive Stock Option Plan granted options on Class A shares to officers and key employees. The Plans terminated on December 31, 1992 and outstanding options expire no later than ten years after the date of grant.

     Options were granted at prices not less than market value on the date of the grant. Shares under option are as follows:

                                             Non-Statutory  Incentive
                                                Plan          Plan
                                              (Class B)     (Class A)

Outstanding at September 30, 1992:           145,020        343,400
Granted in 1993 - ($5.625 per share)               -         57,000
Cancelled in 1993                             (5,304)       (11,100)
                                             _______        _______
Outstanding at September 30, 1993:           139,716        389,300
Cancelled or expired in 1994                  (6,304)        (3,800)
Exercised in 1994                                  -         (5,500)
                                             _______        _______
Outstanding at September 30, 1994:           133,412        380,000
Cancelled or expired in 1995                    (500)        (3,400)
Exercised in 1995                             (1,000)        (6,000)
                                             _______        _______
Outstanding and exercisable
 at September 30, 1995:
  Class A ($5.625 to $10.50 per share)                      370,600
  Class B ($11.00 to $17.25 per share)       131,912

Note 13 - Capital Stock

     Class A and Class B Common Stock share equally in the earnings of the Company, and are identical in most respects except (i) Class A has limited voting rights, each share of Class A being entitled to one-tenth of a vote on most matters and each share of Class B being entitled to one vote, (ii) Class A shareholders are entitled to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors, (iii) cash dividends may be paid on Class A without paying a cash dividend on Class B and no cash dividend may be paid on Class B unless at least an equal cash dividend is paid on Class A, and (iv) Class B shares are convertible at any time into Class A on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 317 shares in 1994, and 373 shares in 1993. Convertible subordinated debentures were also converted into 87 Class A shares in 1995.

     Series B Preferred Stock is 9% Cumulative, Convertible, Exchangeable, Preferred Stock with a $1.00 par value. Series B Preferred Stock consists of 100,000 issued and outstanding shares, and are convertible into Class A Common Shares. The Board of Directors may authorize, without further shareholder action, the issuance of additional Preferred Stock which ranks senior to both classes of Common Stock of the Company with respect to the payment of dividends and the distribution of assets on liquidation. The Preferred Stock, when issued, would have such designations relative to voting and conversion rights, preferences, privileges and limitations as determined by the Board of Directors.

     Of the Class B common stock, 131,912 shares are reserved for issuance under the 1983 Non-Statutory Stock Option Plan (note 12). Class A shares reserved for issuance at September 30, 1995 are as follows:

                                                             Shares

Conversion of Class B to Class A shares                     2,666,829
Conversion of 9-7/8% convertible subordinated
 debentures (note 7)                                          847,902
1983 Incentive Stock Option Plan (note 12)                    370,600
Conversion of Series B Preferred Stock to Class A shares        8,585
                                                            _________
                                                            3,893,916

Note 14 - Industry Segments

     The Company's two industry segments, Domestic Controls and International Controls, manufacture and market precision control systems and components primarily for North America and for industrialized economies in Europe and the Far East, respectively.

                                   1995        1994         1993
Domestic Controls
 Net Sales:
  Government                     $ 163,714   $ 157,928    $ 147,532
  Commercial                        90,212      55,322       41,833
 Intersegment sales                 10,446       7,804       12,488
                                 _________   _________    _________
   Total sales                   $ 264,372   $ 221,054    $ 201,853
                                 =========   =========    =========

 Operating profit (O.P.)         $  25,242   $  20,373    $  21,726
 Inventory obsolescence and
  restructuring charges included
  in O.P.                                -       3,390            -
 Net earnings                        4,030       4,394        7,604
 Identifiable assets               282,323     290,644      186,147
 Capital expenditures                5,633       5,263        6,093
 Depreciation expense               10,363       7,725        7,389

International Controls
 Net Sales:
  Government                     $  18,064   $  16,385    $  19,240
  Commercial                       102,294      77,735       85,075
 Intersegment sales                  4,728       5,634        4,231
                                 _________   _________    _________
   Total sales                   $ 125,086   $  99,754    $ 108,546
                                 =========   =========    =========
 Operating profit (O.P.)         $   8,464   $   1,135    $   5,097
 Inventory obsolescence and
  restructuring charges included
  in O.P.                                -       1,291            -
 Net earnings (loss)                 3,918      (2,366)      (2,842)
 Identifiable assets               120,499     100,261      100,902
 Capital expenditures                3,977       3,019        2,888
 Depreciation expense                5,337       5,129        5,996

Consolidated operations
 Net Sales                       $ 374,284   $ 307,370    $ 293,680
 Operating profit (O.P.)            33,706      21,508       26,823
 Inventory obsolescence and
  restructuring charges included
  in O.P.                                -       4,681            -
 Deductions from operating profit:
  Interest expense                  17,492      11,402       10,974
  Currency loss (gain)                 143        (451)          60
  Corporate and other expenses       7,354       7,613        7,170
  Eliminations                         (73)        (96)          (1)
                                 _________   _________    _________
 Total deductions                   24,916      18,468       18,203
 Earnings before income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle                          8,790       3,040        8,620
 Income taxes                        1,029       1,422        3,502
                                 _________   _________    _________

 Earnings before extraordinary
  item and cumulative effect of
  change in accounting principle     7,761       1,618        5,118
 Extraordinary item                      -           -         (357)
 Cumulative effect of change in
  accounting principle                   -         505            -
                                 _________   _________    _________
 Net earnings                    $   7,761   $   2,123    $   4,761
                                 =========   =========    =========
 Total identifiable segment
  assets                         $ 402,822   $ 390,905    $ 287,049
 Corporate assets                   39,864      50,179       42,085
 Eliminations                      (17,729)    (16,628)     (11,004)
                                 _________   _________    _________
 Total assets                    $ 424,957   $ 424,456    $ 318,130


     Intersegment sales, which are transacted at appropriate arms length transfer prices, have been eliminated in net sales. Operating profit is total revenue less cost of sales and identifiable operating expenses. The deductions from operating profit have been charged to the respective segments by being directly identified with the segments or allocated on the basis of assets or earnings.

     Included in net sales for Domestic Controls is $136,261 in 1995, $118,807 in 1994, and $125,369 in 1993, in sales to the U.S. government or to prime U.S. government contractors. Net sales in 1994 and 1993 included $38,752 and $37,200 respectively, for the B-2 Advanced Technology Bomber with the Northrup Corporation.


Note 15 - Geographic Areas and Export Sales

                     United    Europe   Pacific &  Corporate &   Consol-
                     States             Other      Eliminations  idated
Identifiable Assets:

1995                 $282,323 $ 79,910 $ 40,589   $ 22,135      $424,957
1994                  290,644   66,086   34,175     33,551       424,456
1993                  186,147   67,128   33,774     31,081       318,130

Sales to Unaffiliated Customers:

1995                 $253,926 $ 90,076 $ 30,282                 $374,284
1994                  213,250   67,568   26,552                  307,370
1993                  189,365   78,776   25,539                  293,680

Inter-area Sales to Affiliates:

1995                 $ 10,446 $  4,062 $    666                 $ 15,174
1994                    7,804    4,738      896                   13,438
1993                   12,488    2,864    1,367                   16,719

Export Sales:

1995                 $ 54,364 $ 25,370 $  1,610                 $ 81,344
1994                   41,698   18,575    1,867                   62,140
1993                   25,623   31,954    3,103                   60,680

Net Earnings (Loss):

1995                 $  4,030 $  4,082 $   (164)  $   (187)     $  7,761
1994                    4,394   (3,583)   1,217         95         2,123
1993                    7,604   (4,233)   1,391         (1)        4,761


     Sales between geographic areas are generally transacted and accounted for at comparable arms length pricing. Export sales from the United States are primarily to areas other than Europe. Export sales from Europe and all other geographic areas are principally to countries within their geographic area.


Note 16 - Commitments and Contingencies

     The Company, over the past five years, has been named as a potentially responsible party (PRP) with respect to three Superfund sites. The clean up actions with regard to the three Superfund sites has been completed, and the Company's share of the related financial accommodations was not significant. No further actions have been initiated by Federal or State regulators. In addition, the Company was notified in August 1993 by a PRP group at a site related to one of the Superfund sites referenced above that it will seek contribution from the Company to the extent the PRP group is responsible for remediation costs. The Company is also in the process of voluntarily remediating an area identified in 1994 at a Company-owned facility leased to a third party.

     At September 30, 1995, the Company believes that adequate reserves have been established for environmental issues, and does not expect these environmental matters will have a material effect on the financial position of the Company in excess of amounts previously reserved.

     Legal proceedings pending by or against the Company and it's subsidiaries are not expected to have a material effect on the financial condition or results of operations of the Company and its subsidiaries taken as a whole.

     In the ordinary course of business, subsidiaries of the Company have discounted promissory notes received in settlement of trade receivables at banks. The aggregate proceeds from discounted notes were $8,091 in 1995, $14,809 in 1994, $13,663 in 1993. Under the recourse provisions of such transactions, the subsidiaries are contingently liable for $661 at September 30, 1995.

     The Company has $5,894 in open letters of credit at September 30, 1995, which principally relate to cash advances received on a contract.

Note 17 - Financial Instruments and Credit Concentration

     The Company uses a variety of financial instruments, including foreign exchange instruments, letters of credit and interest rate swaps to reduce financial risk. The Company is exposed to credit loss in the event of nonperformance by the counter-parties to the instruments. The Company, however, does not expect nonperformance by the counter-parties.

     Foreign exchange instruments are used to hedge the Company's equity in, and long term advances to, various International subsidiaries. At September 30, 1995 and September 30, 1994, the Company had $6,107 and $9,935, respectively, of such instruments outstanding at fair value. Gains and losses on these hedges of equity and long term advances are included in shareholders' equity. Foreign currency forward contracts are periodically utilized to hedge known foreign currency cash flows. Gains and losses on such contracts are netted against the gain or loss on the underlying amounts receivable or payable. Foreign currency forward contracts outstanding at fair value on September 30, 1995 were $2,020.

     The Company has three interest rate swap agreements which convert a notional amount of $100,000 in variable rate long term debt to 8.0% fixed rate debt. The agreements expire at various times from June 1996 through June 1998. The differential interest paid or received is accrued as interest rates change and is recognized over the life of the agreements.

     Cash and cash equivalents and notes payable are carried at amounts which approximate fair value at September 30, 1995 because of their short maturity. The fair value of long-term debt was estimated based on a discounted cash flow analysis using current rates offered to the Company for debt with the same remaining maturities. At September 30, 1995, the carrying value and estimated fair value of long-term debt was $183,155 and $188,763, respectively.

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

Note 18 - Quarterly Data - Unaudited

Net Sales and Earnings
(dollars in thousands except per share data)
                                              Year Ended                                         Year Ended
                                            September 1995                                     September 1994
                              ____________________________________________       ____________________________________________
                              1st       2nd      3rd      4th                    1st      2nd       3rd       4th
                              Qtr.      Qtr.     Qtr.     Qtr.       Total       Qtr.     Qtr.      Qtr.      Qtr.      Total
Net Sales                  $ 86,917  $ 91,372  $ 99,450  $ 96,545  $ 374,284  $ 68,818  $ 75,127  $ 73,215  $ 90,210  $ 307,370
Gross Profit                 24,733    27,869    28,750    27,899    109,251    20,537    23,268    23,583    26,452     93,840
Earnings (Loss) before
 Income Taxes, and
 Cumulative Effect of Change
 in Accounting Principle      1,475     2,471     2,471     2,373      8,790       311    (2,138)    2,151     2,716      3,040
Earnings (Loss) before
 and Cumulative Effect of
 Change in Accounting
 Principle                    1,184     1,963     2,305     2,309      7,761       198    (1,241)    1,212     1,449      1,618
Cumulative Effect of Change
 in Accounting Principle          -         -         -         -          -       505         -         -         -        505
                           ________  ________  ________  ________   ________  ________  _________ ________  ________  _________
Net Earnings (Loss)        $  1,184  $  1,963  $  2,305  $  2,309   $  7,761  $    703  $ (1,241) $  1,212  $  1,449  $   2,123
                           ========  ========  ========  ========   ========  ========  ========= ========  ========  =========
Net Earnings (Loss) Per
 Common Share:
 Before Cumulative Effect
  of Change in Accounting
  Principle                $    .15  $    .25  $    .30  $    .30   $   1.00    $  .03  $   (.16) $    .16  $    .19  $     .21
 Cumulative Effect of Change
  in Accounting Principle         -         -         -         -          -       .06         -         -         -        .06
                           ________  ________  ________  ________   ________  ________  ________  ________  ________  _________
 Net Earnings (Loss)       $    .15  $    .25  $    .30  $    .30   $   1.00  $    .09  $   (.16) $    .16  $    .19  $     .27
                           ========  ========  ========  ========   ========  ========  ========  ========  ========  =========


Note: The 1994 quarterly Earnings Per Share do not add to the total due to rounding.





REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors of Moog Inc.:

We have audited the consolidated financial statements of Moog Inc. and subsidiaries listed in Item 14 (a)(1) of the annual report on Form 10-K for the fiscal year 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 14 (a)(2) of the annual report on Form 10-K for the fiscal year 1995. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements or schedule of certain wholly-owned consolidated subsidiaries, which statements reflect total assets constituting 13% as of September 30, 1995 and 1994, and total net sales constituting 17%, 18% and 22% of the related consolidated totals for the years ended September 30, 1995, 1994 and 1993, respectively. Those statements and schedule were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such consolidated subsidiaries, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all materials respects, the information set forth therein.

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


                                        KPMG PEAT MARWICK LLP
Buffalo, New York
November 22, 1995

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


PART III

ITEM 10. Directors and Executive Officers of the Registrant.

     The information required herein with respect to directors of the Company is incorporated by reference to "Election of Directors" in the 1996 Proxy.

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

Executive Officers and Positions Held             Age       Year First
                                                            Elected Officer

Robert T. Brady
President; Chief Executive Officer;
Director; Member, Executive Committee             54        1967

Richard A. Aubrecht
Chairman of the Board;
Director; Member, Executive Committee             51        1980

Joe C. Green
Executive Vice President;
Chief Administrative Officer;
Director; Member, Executive Committee             54        1973

Robert R. Banta
Executive Vice President;
Chief Financial Officer;
Director; Assistant Secretary;
Member, Executive Committee                       53        1983

Kenneth D. Garnjost
Vice President - Engineering                      69        1961

Philip H. Hubbell
Vice President - Contracts and Pricing            56        1988

Stephen A. Huckvale
Vice President - International                    46        1990

Robert H. Maskrey
Vice President                                    54        1985

Richard C. Sherrill
Vice President                                    57        1991

Kenneth G. Smith
Vice President                                    59        1990

William P. Burke
Treasurer                                         60        1985

John B. Drenning
Secretary                                         58        1989

Donald R. Fishback
Controller                                        39        1985

ITEM 11. Executive Compensation.

     The information required herein is incorporated by reference to "Compensation Committee Report," "Stock Price Performance Graph," "Summary Compensation Table," "Fiscal Year-End Option/SAR Values," "Employees' Retirement Plan," "Supplemental Retirement Plan," "Employment Termination Benefits Agreements" and "Compensation of Directors" in the 1996 Proxy.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required herein is incorporated by reference to "Certain Beneficial Owners" and "Election of Directors" in the 1996 Proxy.

ITEM 13. Certain Relationships and Related Transactions.

     The information required herein is incorporated by reference to "Transactions With Moog Controls Inc." in the 1996 Proxy.


PART IV.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of this report:

1.  Index to Financial Statements.
    The following financial statements are included:
    (i) Consolidated Statements of Income for the years ended September 30, 1995, 1994, and 1993.
   (ii)  Consolidated Balance Sheets as of September 30, 1995 and  1994.
  (iii) Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994, and 1993.
   (iv) Consolidated Statements of Shareholders' Equity for the years ended September 30, 1995, 1994, and 1993.
    (v)  Notes to Consolidated Financial Statements.
   (vi)  Report of Independent Auditors.

2.  Index to Financial Statement Schedules.
    The following Financial Statement Schedule as of and for the years ended September 30, 1995, 1994, and 1993, is included in this Annual Report on Form 10-K:

    II.  Valuation and Qualifying Accounts.

    Schedules other than that listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

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

(13) 1995 Report to Shareholders. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

(21) Subsidiaries of the Company.
     Subsidiaries of the Company are listed below:

     (i) Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland
    (ii) Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary
   (iii) Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
    (iv) Moog Buhl Automation, a branch office of Moog Inc. operating under Danish law
     (v) Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines
    (vi) Moog Controls Hong Kong Ltd., Incorporated in Hong Kong, wholly-owned subsidiary
   (vii) Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary
  (viii) Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
          (a) Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.
          (b) Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.
    (ix) Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary
     (x)  Moog GmbH, Incorporated in Germany, wholly-owned subsidiary
          (a) Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary, 90% owned by Moog GmbH; 10% owned by Moog Inc.
    (xi) Moog Industrial Controls Corporation, Incorporated in New York, wholly-owned subsidiary
   (xii)  Moog Japan Ltd., Incorporated in Japan, 90% owned subsidiary
  (xiii) Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary
   (xiv) Moog Properties, Inc., Incorporated in New York, wholly-owned subsidiary
    (xv) Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc; 5% owned by Moog GmbH.
          (a) Moog SNC, Incorporated in France, wholly-owned subsidiary of Moog Sarl
   (xvi) Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
  (xvii) Moog Torrance Inc., Incorporated in Delaware, wholly-owned subsidiary

(23) Consent of KPMG Peat Marwick LLP; Consents and Audit Reports of Coopers & Lybrand LLP

(99) Additional Exhibits.

     Information, Financial Statements and Exhibits required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan (to be filed by amendment).

Quarterly Stock Prices
                                         Stock Prices
Fiscal Year                      Class B             Class A
Ended                         High      Low       High      Low

Sept. 30, 1995
  1st Quarter                 $15-1/8   $12       $ 9-1/2   $ 7-1/2
  2nd Quarter                  14-7/8    11-5/8     9-5/8     8-5/8
  3rd Quarter                  15        12-1/4    13         9-1/2
  4th Quarter                  15-1/2    14-3/8    14-3/8    12-1/4

Sept. 30, 1994
  1st Quarter                 $11       $ 9-3/8   $ 9-1/2   $ 7-1/2
  2nd Quarter                  13         9-3/8     9-3/8     7
  3rd Quarter                  12-3/4    11-1/2     9         7-5/8
  4th Quarter                  14        12-3/8     9-5/8     7-1/2


Stock Listing

Moog Inc.'s two classes of common shares (symbols MOGA and MOGB) and convertible subordinated debentures are listed on the American Stock Exchange.

                                              MOOG INC.                              Schedule II
          Valuation and Qualifying Accounts - Years ended September 30, 1995, 1994 and 1993
                                       (dollars in thousands)
                                             Additions
                              Balance at     charged to                Acquisitions/    Balance
                              beginning      costs and                 Exchange         at end
Description                   of period      expenses     Deductions   rate changes1    of period
Year ended 1993:
 Reserve for contract losses  $   7,261      $   1,876    $   3,677    $    (64)        $   5,396
 Allowance for doubtful
  accounts                        1,505            719          215        (145)            1,864
 Reserve for inventory
  valuation                       6,442          1,986        2,963        (393)            5,072
Year ended 1994:
 Reserve for contract losses  $   5,396      $     998    $   2,654    $ 11,224         $  14,964
 Allowance for doubtful
  accounts                        1,864            329          725          25             1,493
 Reserve for inventory
  valuation                       5,072          4,533        6,240         121             3,486
Year ended 1995:
 Reserve for contract losses  $  14,964      $     986    $   7,369    $  4,291         $  12,872
 Allowance for doubtful
  accounts                        1,493            352          501          35             1,379
 Reserve for inventory valuation  3,486          2,423        1,209       2,892             7,592


Note:
1 Represents the impact of changes in currency exchange rates during the year and, in 1995 and 1994, reserves for contract losses related to the acquisition of the Product Lines (Note 2).













                                Signatures


     Pursuant to the requirements of Section 13, or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Moog Inc.
                               (Registrant)

                         Dated:  December 1, 1995


                              ROBERT T. BRADY
                    By_______________________________________
                              Robert T. Brady
                      President, Chief Executive Officer,
                               and Director
                         (Principal Executive Officer)


                              ROBERT R. BANTA
                    By_______________________________________
                              Robert R. Banta
                         Executive Vice President,
                         Chief Financial Officer,
                           Assistant Secretary,
                              and Director
                         (Principal Financial Officer)


                              DONALD R. FISHBACK
                    By________________________________________
                              Donald R. Fishback
                     Controller (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.


      RICHARD A. AUBRECHT                       PETER P. POTH
By_____________________________         By____________________________
      Richard A. Aubrecht                       Peter P. Poth
   Director, December 1, 1995             Director, December 1, 1995


       JOE C. GREEN                           ARTHUR S. WOLCOTT
By_____________________________         By____________________________
       Joe C. Green                           Arthur S. Wolcott
  Director, December 1, 1995              Director, December 1, 1995


     KENNETH J. McILRAITH                     JOHN D. HENDRICK
By_____________________________         By____________________________
     Kenneth J. McIlraith                     John D. Hendrick
  Director, December 1, 1995              Director, December 1, 1995

Investor Information

Reports

     In addition to our Annual Report and 10-K, shareholders receive copies of our three quarterly earnings releases. Additional information about the Company may be obtained by writing:

     Shareholder Relations
     Moog Inc.
     East Aurora, New York 14052-0018
     PHONE - 716/652-2000
     FAX - 716/687-4457
     E-MAIL 102336.354@compuserve.com

Electronic Information About Moog

     In Moog's annual report, we try to convey key information about our fiscal year results. In addition to this primary information, we are now hot-linked to the world wide web via IndustryNet where we offer expanded product information. Please visit this location using the URL address of:

     http://www.industry.net/moog

Annual Meeting

     Moog Inc.'s Annual Meeting of Shareholders will be held February 8,
1996 at 9:15 a.m. at the Albright-Knox Art Gallery, 1285 Elmwood Avenue,
Buffalo, New York. Proxy cards should be dated, signed and returned promptly to ensure that all shares are represented at the meeting and voted in accordance with shareholder instructions.

Financial Mailing List

     Shareholders who hold Moog stock in the names of their brokers or bank nominees but wish to receive information directly from the Company should contact Shareholder Relations at Moog Inc.

Transfer Agent and Registrar

     Chemical Mellon Shareholder Services
     85 Challenger Road
     Overpeck Centre
     Ridgefield Park, New Jersey 07660
     1-800-288-9541

Affirmative Action Program

     In recognition of our role as a contributing corporate citizen, Moog has adopted all programs and procedures in our Affirmative Action Program as a matter of corporate policy.









        EXHIBIT 11-STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                        1995           1994         1993
PRIMARY
  Average Common Shares Outstanding   7,721,927     7,714,444    7,713,465
                                      _________     _________    _________
  Net Earnings                        7,760,674     2,123,000    4,761,000

  Less: Cumulative Preferred Stock
          Dividend                       (9,000)       (9,000)      (9,000)
                                      _________     _________    _________
  Adjusted Net Earnings               7,751,674     2,114,000    4,752,000
                                      =========     =========    =========
  PRIMARY EARNINGS PER SHARE               1.00          0.27         0.62

FULLY DILUTED

  Average Common Shares Outstanding   7,721,927     7,714,444    7,713,465
  Net Effect of Dilutive Stock
    Options                              93,352        39,105        9,630
  Assumed Conversion of Preferred
    Stock                                 8,585         8,585        8,585
  Assumed Conversion of Convertible
    Subordinate Debentures              863,305       923,214      966,087
                                      _________     _________    _________
     Total                            8,687,169     8,685,348    8,697,767
                                      _________     _________    _________
  Net Earnings                        7,760,674     2,123,000    4,761,000

  Add: Convertible Subordinate
    Debentures Interest Net of
    Profit Share and Federal
    Income Tax Effect                 1,682,092     1,239,000    1,157,000
                                      _________     _________    _________
  Adjusted Net Earnings               9,442,766     3,362,000    5,918,000
                                      =========     =========    =========
  FULLY DILUTED EARNINGS PER SHARE         1.09          0.39         0.68
                                      _________     _________    _________





                 EXHIBIT 13-ANNUAL REPORT TO SHAREHOLDERS

                                 Contents

Financial Highlights                                             1
Letter to Shareholders                                           2
Moog at a Glance                                                 4

Market Segment Facts

Military Aircraft                                                6
Commercial Aircraft                                              8
Space and Missiles                                               10
Industrial Hydraulics                                            12
Industrial Electrics                                             14

Form 10K                                                         17
Investor Information                                             46

                           Financial Highlights

Years Ended September 30     1995      1994      1993     1992      1991
Net Sales                  $374,284  $307,370  $293,680  $307,004  $321,283
Net Earnings (Loss)           7,761     2,123     4,761    (6,773)    7,631
Net Earnings (Loss) Per
 Share                        $1.00      $.27      $.62     ($.88)     $.97

Total Assets                424,957   424,456   318,130   335,986   334,938
Long-Term Debt              163,755   173,807    95,664    99,470   100,020
Convertible Debentures       19,400    20,800    22,082    22,264    22,441
Shareholders' Equity        108,636   102,184    92,561    97,374   100,438

Capital Expenditures         10,232     8,893    10,216    15,295    18,467
Depreciation and
 Amortization                19,675    15,700    15,621    17,767    17,916
Backlog                     237,941   217,261   181,081   212,100   231,000


(dollars in thousands except per share data)















The Start of a New Era

Fiscal '95 was the beginning of a new era for our company. A lot of hard work on many different fronts finally paid off. Sales increased by 22%. Earnings gained 266%. We made $1.00 per share for the first time since '87. Our strong cash flow allowed us to bring our worldwide debt down by $14 million. In view of these improving financials, the same lenders that financed last year's big acquisition have modified our loan agreement. They've increased our credit availability, relaxed their restrictive covenants and lowered our interest rate. We regard this as a real vote of confidence.

The Acquisition Is A Perfect Fit

We closed on our acquisition of the AlliedSignal actuation product line shortly before the end of fiscal '94. Our job this year was integration. We transformed the factory we acquired in Torrance (Los Angeles) into a facility specialized in the design and manufacture of rotary actuation systems for military and commercial aircraft flight controls. This factory has a big job on each of two new airplanes. The Navy has just rolled out the F/A-18E/F, the successor to the F/A-18C/D, the only fighter that the U.S. government buys in production quantities. The E/F is a bigger, better airplane and deliveries will start in '99. Our Torrance factory builds the rotary actuation for the maneuvering leading edge and for the wingfold on both of these planes, making the F/A -18 our largest military aircraft program.

In June of '95, Boeing's handsome new 777 entered international service. It also has a leading edge actuation system built by Moog Torrance. This system is one of a number of Moog products on the 777. The flight spoiler actuators and primary flight control servovalves are the production responsibility of our commercial aircraft team in East Aurora. In the acquisition, it was always our plan to concentrate production responsibility for hydraulic actuators in East Aurora, and the transfer was one of the major tasks in '95. Responsibility for Boeing's 747 aileron and spoiler actuators, 757 elevator, rudder and spoiler actuators and Airbus' A330/340 aileron actuators has been combined now with our other commercial airplane production. The arrangement we envisioned when we made the acquisition is now a reality.

The integration of the AlliedSignal product line allowed our U. S. operations to grow by 19% and to earn $4.0 million in fiscal '95 in spite of the costs of transition. The newly acquired product lines generated revenue of almost $95 million, about $15 million more than anticipated. The higher revenues were the result of the scale of activity on development contracts for the F/A-18E/F and the swashplate actuators for the production version of the V-22 Osprey. Swashplate actuators adjust the pitch of the aircraft's huge propellers when it's operating in its helicopter mode. They are big actuators and extremely complex. These two development contracts turned out to be bigger than we expected and all the work had to be done in '95. This made our '95 military aircraft sales higher than they would have been otherwise, and, in comparison, '96 sales will be slightly lower.

We'll be supplying the swashplate actuators as well as flaperon and elevator actuators and mechanical bladefold mechanisms for the V-22, which is planned to go into service in 1998. In production, our sales for each aircraft will be well in excess of $500,000. The Marines are planning, ultimately, to buy 523 and the manufacturer, a Bell-Boeing team, has hopes of additional U. S. Army and foreign military orders that could extend the production to 1,500 aircraft.


Europe Came Roaring Back

Shortly after fiscal '95 began, our European industrial business began a spectacular recovery after 30 months of recession. While the recession was underway, we consolidated European production of industrial servovalves in our factory in Germany. The explosion in order intake overwhelmed that production capacity. At a time when all our customers were determined to shorten supplier lead-times, we found ourselves extending deliveries. We brought on additional capacity in the U. S. and in the Philippines to meet this demand.

The upswing was not confined to servovalves. Sales of electric drives were up over 50% in Europe, just as they were in the U.S. The increased order activity was broadly based. The principal applications continue to be robotics, material handling, packaging and printing. We have a new application this year to provide motors for use on mail sorting equipment which Bell and Howell will supply to the German and Dutch postal systems.

The only real disappointment in our international business was the slow pace of orders in the Pacific Rim for our injection molding controls. Our revenues there fell far short of our expectations. We've seen some improvement lately and are expecting a recovery in fiscal '96.

International sales were up 35% in Europe and 14% in Asia/Pacific. This increased volume, in combination with our reorganized operations, generated much improved profitability, particularly because of our tax loss carryforward in Germany. Our international segment had net profits of $3.8 million, almost half of our total earnings.

Commercial and Industrial

Sales Are Now More Than Half

Our Company has a proud history of providing advanced technology to defense agencies in the U.S. and around the world. Not too many years ago, government-funded revenues were close to two-thirds of our business. In fiscal '95, for the first time in our history, commercial and industrial revenues were more than half of our business (51%), and this occurred in spite of the surge in military aircraft development work. We expect this trend to continue. Almost all of our expected growth in fiscal '96 will be in the commercial aircraft and industrial product lines. Even in the space business, which used to be a primarily government-funded activity, future growth will come on commercial satellites and satellite launch vehicles.

Fiscal '96 Looks Like a Good Year Too

With a little luck, we'll be a $400 million company in fiscal '96. Growth in our commercial aircraft business is expected to offset a slight decline in military aircraft sales. We're anticipating some growth in the satellite business. Our strong growth prospects, though, are in our combined industrial businesses for which we're forecasting growth of nearly 20%. Increased earnings in '96 and our strong cash flow will allow further reduction in debt as well as the consideration of additional strategic acquisitions.

We'll get a small boost in '96 from our acquisition in December of the servovalve product line from Ultra Hydraulics Ltd. The Ultra servovalve traces its history back to a Moog license extended to the Dowty Group in the late '50's. We expect it will add nearly $5.0 million in revenues.

The fiscal '95 results demonstrate that our people can deal with the challenges of an evolving global marketplace. We've made a lot of adjustments that have worked. We're confident that the pattern of improvement begun in '95 was just the beginning of a new era of growth and prosperity.

Robert T. Brady,
President, CEO

Richard A. Aubrecht,
Chairman of the Board

Moog at a Glance

For forty-four years, our Company has applied leading-edge technology to solve motion control problems in whatever industries required our kind of precision performance. As a result, we offer a broad array of products to an equally broad spectrum of customers. These products can generally be grouped into five categories: aerospace products can be differentiated by market - military aircraft, commercial aircraft and space. The industrial product lines can be distinguished by the technology - hydraulics versus electronics/electrics. Here's a synopsis of our product evolution.

Moog was founded in 1951 on the development of the electrohydraulic servovalve, a device that controls lots of hydraulic horsepower in response to a tiny electrical command signal. Originally, servovalves were used to control aerodynamic fins on small missiles and to gimbal rocket motor nozzles on big missiles. They were sold to missile builders skilled in guidance systems and designers of aircraft flight controls. These customers persuaded Moog to begin building the piston and cylinder assemblies, called actuators, which deliver the motion.

In 1959, Moog adapted the aerospace servovalve for use in high performance industrial machinery. Applications included various kinds of metal cutting machines, fatigue test machines, injection and blow molding machines and gauge control in steel mills. Many of our early industrial customers were not familiar with the technology that commands servovalves and so Moog also developed electronics for controlling servosystems.

Over the last thirty-five years our industrial hydraulic servovalve product line flourished. But electric servosystems kept getting better and competing more effectively with hydraulics. In the early 1980's the Company resolved to develop state-of-the-art electric drives and to have this technology within our own product line.

Below is a summary of the product lines. In the fact sheets that follow, we describe the character of our business in each of the five categories.

Military Aircraft Controls = 35%

Moog is now one of the world's leading suppliers of fly-by-wire flight controls for military aircraft. In a fly-by-wire system an electrical signal runs from the pilot's control stick to a flight control computer. This signal is modified to conform to the aircraft's pre-programmed "control laws" and then delivered to servoactuators which move the ailerons, elevators and rudder. Moog's extensive experience in this area culminated in Northrop and the Air Force selecting us to design the flight control actuation system for the B-2 bomber. Some aircraft experts consider the B-2 flight control system the "eighth wonder of the world".

Commercial Aircraft Controls = 20%

Moog specialized in military aircraft until 1978 when Boeing selected Moog to design autopilot actuators for the 767. We've had a thriving relationship with Boeing ever since. Moog now supplies autopilot actuators for both the 767 and the 747, flight spoilers for the new 777 and servovalves for all Boeing production aircraft. In the summer of 1994, Moog acquired the AlliedSignal Actuation Systems product line. As a result we supply most of the flight control actuators for the 747 and 757 and the rotary actuation system for the 777 leading edge flap. The Boeing Company is now Moog's No. 1 customer in annual sales.

Space and Missiles = 12%

The first Moog servovalve was applied in the control of aerodynamic fins to steer a tactical missile. The Company moved then to supplying servoactuators for controlling the direction of thrust in rocket motor nozzles. Steering rockets through control of the thrust vector has been used on strategic missiles, the Space Shuttle and the large rockets that launch satellites. Once a satellite is launched into orbit, its position is optimized by the use of attitude control engines. These are small thrust chambers in which fuel and oxidizer are mixed to produce a precisely controlled explosion. The valving that controls the flow of these propellants has become another of Moog's product specialties.

Industrial Hydraulic Servovalves = 20%

Today, hydraulic servovalves are used in all manner of high performance industrial equipment. About 25% of Moog servovalves are used on machinery that forms plastics. Servovalves are used to control the pressure that moves plastic into the mold chamber in an injection molding machine and also provide the clamp pressure on the mold. Servovalves are also used to control the flow of a tube of plastic into a blow molding chamber where it will be formed into a plastic bottle. These are two examples of the hundreds of applications of industrial servovalves in the automated machinery of the '90's.

Industrial Electronics and  Electric Drives = 13%

Moog supplies proprietary electronic systems for total machine control of both injection molding and blow molding processes. In addition, the Company designs customized electronic controls for all kinds of high performance industrial machinery. These "front end" control systems may direct electrohydraulic servovalves provided by the Company or they may communicate through a digital data bus to Moog's high performance brushless DC drives. The Company provides electric drives used as subsystems in various robotic applications as well as other sorts of automated machinery and in azimuth and elevation gun control systems for military howitzers. In addition, the Company provides a complete line of electrically actuated entertainment motion simulators and transportation industry training platforms.

Many of our shareholders are interested in the proportions of our business. The charts below illustrate these balances for fiscal '95:


By Product Line:


By Customer:


By Geographical Area:

Military Aircraft - 35% of '95 sales, 32% of '96 forecast

FY95 Actual Sales = $132 million   FY96 Forecast Sales = $128 million

Products

- Primary and secondary flight control actuation for bombers, fighters, helicopters

-    Servovalves used in digital electronic engine controls

-    Active vibration control actuation

-    Structural fatigue measurement systems


Major Programs & Applications

B-2            Flight control actuation system
F/A-18         Leading edge flap and wingfold actuation, switching valve, spoiler actuator
F-15           Pitch and roll control assembly, aileron rudder interconnect
F-16           Leading edge flap drive
Taiwanese IDF  All primary flight control actuators
Indian LCA     All primary flight control actuators
Japanese FSX   Leading edge flap actuation
Tiger IV       Armament control unit
Canadian Tutor Flight loads data system
V-22           Swashplate, flaperon, elevator, bladefold actuator
RAH-66         Main rotor, tail rotor actuator, active vibration control
               actuators
Blackhawk      Pitch, trim, roll trim actuators
EH-101         Active vibration control actuators

Servovalves for engines:

F-404          Inlet guide vane, afterburner position and fuel control
               (F/A-18C/D)
F-414          Fan and compressor geometry, exhaust nozzle control
               (F/A-18E/F)
F-110          Main fuel control, exhaust nozzle and afterburner fuel
               control (F-14D, F-16C/D)
F-119          Vane and nozzle control (F-22)


Competitive Advantages

- Extensive international experience in design of flight critical fly-by-wire flight controls

- Product innovation in engine control servovalves and active vibration control

- World-class manufacturing capability focused on flight safety and quality

-    Skilled, experienced and dedicated workforce Competitors

-    Curtiss-Wright, HR Textron, Parker Hannifin, Power Control
     Technologies, Smiths Industries


Market Developments

-    F/A-18C/D, E/F are funded for production

-    B-2 included in '96 defense budget

- V-22 Osprey approved for limited production, 523 are planned, program could accelerate

- RAH-66 Comanche rolled out, 6 development helos planned for 2001, production in 2004

-    Japanese FSX planned for 1998

-    Taiwanese IDF production nearing completion

-    Demand for engine controls improving


Strategies & Initiatives

-    Maintain market position through the current production lull

-    Partner with prime contractor R&D Centers

-    Pursue opportunities in international markets (Korean KTX-2)

- Develop next generation technology in flight control, engine control, vibration suppression

Bell-Boeing V-22 Osprey


Moog's fly-by-wire flight
control actuators give
the V-22 its unique flying capability.

Commercial Aircraft - 20% of '95 sales, 19% of '96 forecast

FY95 Actual Sales = $73 million    FY96 Forecast Sales = $76 million

Products

-    Primary and secondary flight control actuation

-    Flight control servovalves for Boeing and Airbus

-    Servovalves used in digital electronic engine controls


Major Programs & Applications

747                 Autopilot, aileron and spoiler actuators
757                 Elevator, rudder and spoiler actuators
767                 Autopilot actuators
777                 Leading edge rotary and spoiler actuators
A330/A340           Aileron actuators
Boeing              All flight control servovalves
Airbus              All flight control servovalves
Citation X          All primary flight controls
Gulfstream IV       Trailing edge flap system
Challenger          Trailing edge flap system

Servovalves for engines:

GE CF-6             Fuel flow, vane position and blade tip clearance
                    (A330, A310, 747, 767, MD-11)
AlliedSignal APU    Inlet guide vane actuators, surge control
                    (A310, A320, 737, 757, 767, 777, MD-90)
GE90                Burner staging and turbine clearance control (777)
Rolls Royce Trent   Main fuel metering, turbine overspeed shutoff
                    (A330, 777)


Competitive Advantages

- Extensive experience in design and production of flight-critical control surface actuators

-    Product innovation in engine control servovalves

- World-class manufacturing capability focused on flight safety and quality

-    Outstanding and timely aftermarket support

-    Skilled, experienced and dedicated workforce


Competitors

- Curtiss-Wright, E-Systems, HR Textron, Parker Hannifin, Power Control Technologies, Teijin Seiki

Market Developments

-    Current delivery rates of 747, 757, 767, A330/340 are stable

-    Boeing 777 has entered service and deliveries are increasing

-    747 production increase expected later in 90's

-    Engine controls market shows signs of recovery


Strategies & Initiatives

-    Align our strategies with customers' objectives

-    Pursue aggressive cost reduction to meet market pricing demand

- Develop relationships with Canadair, Gulfstream, Cessna, Bombardier and Fokker

-    Transfer technology developed in military applications

-    Develop next generation technology in engine control

Airbus A330


The Airbus A330's fly-by-wire flight
controls depend on Moog's eight inboard
and outboard aileron actuators for
primary roll control.

Space & Missiles - 12% of '95 sales, 12% of '96 forecast

FY95 Actual Sales = $46 million
FY96 Forecast Sales = $49 million

Products

- Thrust vector control actuation (steering controls) for launch vehicles, strategic missiles, and space shuttle

- Bipropellant and monopropellant thrusters and valves for satellites and launch vehicles

- Electric propulsion components and systems for satellite attitude control

- Electrohydraulic, electromechanical and electropneumatic fin controls for tactical missiles

-    Quick disconnects for fluid systems in space vehicles

-    Electric drives for Space Station segment attachment


Major Programs & Applications

Trident (D-5)       Thrust vector control (TVC) actuators
Titan IV            Core vehicle and solid rocket motor upgrade TVC
Space Shuttle       Main engine and booster TVC, orbiter elevon actuators
                    and rudder speed brake valves
Standard Missile
  2 BLK IV          Electromechanical fin controls
Patriot             Electrohydraulic servos
VLASROC             Electropneumatic fin controls

Ariane V            Engine TVC and fuel control
Space Station       Quick disconnects and segment attachment drives
THAAD               Attitude control thrusters for kill vehicle

Propulsion components for every satellite manufacturer worldwide

Electric propulsion components for next generation geosynchronous communication satellites


Competitive Advantages

- Extensive experience in design and manufacture of thrust vector control systems

- Unparalleled experience in creative design and manufacture of thrusters and valves for space applications

- Leading edge technology in electric propulsion and gel propellant controls

-    World class manufacturing capabilities

-    Skilled, experienced and dedicated workforce

Competitors

-    AlliedSignal, HR Textron, Parker Hannifin


Market Developments

-    Trident is only strategic missile in production

-    Theater High Altitude Area Defense (THAAD) is funded and progressing

-    Standard Missile 2 BLK IV will be used for Navy missile defense

- Our customers, Hughes and Lockheed Martin, dominate U.S. satellite production

- Traditional launch vehicles (Titan, Atlas, Delta, Space Shuttle) continue as workhorses


Strategies & Initiatives

- Develop leading edge technologies for launch vehicle TVC and tactical fin controls

- Develop leading edge technology for satellite propulsion (electric, gel etc.)

-    Outlast competition in space propulsion

-    Support satellite and launch vehicle manufacturers worldwide

Lockheed Martin Titan IV


Moog's forty year involvement in the
Titan family of launch vehicles has
evolved from supplying thrust vector
control (TVC) actuators on the core
vehicle to additionally supplying the
complete TVC system on the
solid-rocket-motor booster.

Industrial Hydraulics - 20% of '95 sales, 22% of '96 forecast

FY95 Actual Sales = $76 million

FY96 Forecast Sales = $88 million


Products

-    Mechanical feedback, nozzle flapper servovalves

-    Electrical feedback, nozzle flapper servovalves

-    Mechanical feedback, servojet servovalves

-    Electrical feedback, servojet servovalves

-    Electrical feedback, direct drive, industrial servovalves


Major Applications

Electrical feedback servovalves for control of clamp and injection operations on plastic injection molding equipment

Mechanical feedback and direct drive valves for parison control of plastic blow molding machines

Fuel metering, steam bypass, and override control servovalves for gas and steam turbines

Hydraulic position control actuators and servovalves for fatigue testing systems

Carriage control servovalves to provide precise positioning for sawmill equipment


Competitive Advantages

-    Leading edge technology for 36 years

- Unmatched, worldwide application engineering to optimize custom solutions

-    Worldwide engineering, manufacturing, support and service facilities

-    Skilled, experienced and dedicated workforce


Competitors

-    Bosch, E-Systems, IMC, Rexroth

Market Developments

-    Remarkable increase in demand in Europe

-    Increased competition throughout market

-    Consistent pressure to reduce lead time


Strategies & Initiatives

-    Continue development of leading edge technology

-    Consolidate production in global manufacturing centers

-    Aggressive cost reduction to meet market pricing

-    Develop inventory stocking plan to address lead-time demands

-    Acquired servovalve product line from Ultra Hydraulics Ltd. (U.K.)

Schloemann Siemag Rolling Mill


Modern, highly automated steel mills
throughout the world each use over
eighty Moog servovalves to control
the steel's final form.

Industrial Electronics & Electric Drives - 13% of '95 sales, 15% of '96 forecast

FY95 Actual Sales = $47 million
FY96 Forecast Sales = $58 million

Products

-    Brushless D.C. servomotors and digital motor controllers

-    Electronic controls for injection and blow molding machines

-    Electronic controls for specialized automated machinery

-    Radio controls for automatic mining machines

- Electric and hydraulic azimuth and elevation gun controls for military* vehicles


Major Applications

Electric drives for assembly robots, brush making machines, material handling robots, postal sorting machines

Full performance total machine control for injection molding and blow molding

Custom tailored attachment controls for Tuftco carpet tufting and scrolling machine

Four and six degree of freedom motion platforms with capacities between 2,000 and 13,000 pounds


Competitive Advantages

-    Highest power density of available brushless D.C. servodrives

- Full range of capability in total machine control for injection molding and blow molding

-    Design capability for customized machine control solutions

- Leading edge digital two-way radio control for automated mining machinery

- Extensive experience in high reliability electrically actuated motion platforms

- Demonstrated experience in electric gun controls for military* vehicles


* Electrically actuated gun controls are included in the category of industrial controls because of the similarity to the industrial products.

Competitors

-    Barber Coleman, Indramat, Pacific Scientific, Siemens


Market Developments

-    Resurgence in demand for high performance brushless D.C. drives

- Rebound in demand for plastics machine controls in Europe, market softening in Pacific

- Entertainment industry is still taking shape, no supplier dominance yet established

-    Temporary production lull in military* vehicles


Strategies & Initiatives

- Refine product design and reduce costs to improve profitability in electric drives

- Improve plastics machine controls and broaden worldwide distribution, increase market share

-    Broaden product range in electric motion simulators

-    Repackage electric gun controls to maintain technology advantage

Bell and Howell Postal Sorting Machine


Moog's brushless motors and controllers
provide the high speed control and power for Bell and Howell's latest mail sorting machinery.

Moog Worldwide

Moog Inc.
Headquarters
East Aurora, New York, USA

Moog Australia Pty., Ltd
Mulgrave, Australia

Moog do Brasil Controles Ltda.
Sao Paulo, Brazil

Moog Buhl Automation
Copenhagen, Denmark

Moog Controls Ltd.
Tewkesbury, England

Ultra Servovalves
Glocester, England

Moog OY
Espoo, Finland

Moog Sarl
Rungis, France

Moog GmbH
Boblingen, Germany

Moog Controls Hong Kong Ltd.
Hong Kong

Moog Controls (India) Pvt. Ltd.
Bangalore, India

Moog Ltd.
Ringaskiddy, Ireland

Moog Italiana S.r.l.
Malnate, Italy

Moog Japan Ltd.
Hiratsuka, Japan

Moog Korea Ltd.
Kwangju-Kun, Korea

Moog Controls Corporation
Baguio City, Philippines

Moog Singapore Pte. Ltd.
Singapore

Moog Sarl Sucursal En Espana
Orio, Spain

Moog Norden A.B.
Askim, Sweden

                                EXHIBIT 23

                      CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Moog Inc.:

We consent to incorporation by reference in the Registration Statements (No. 33-62968, 33-36722, 33-36721, 33-33958, 33-20069 and 33-57131) on
Form S-8 of Moog Inc. of our report dated November 22, 1995, relating to the consolidated balance sheets of Moog Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows and related schedule for each of the years in the three-year period ended September 30, 1995, which report appears in the September 30, 1995 annual report on Form 10-K of Moog Inc.


                                        KPMG Peat Marwick LLP

Buffalo, New York
December 27, 1995

COOPERS     chartered         Lennox House        telephone (01452 423031)
& LYBRAND   accountants       Beaufort Buildings
                              Spa Road
                              Gloucester GL1 1XD
                                                  telex 887474 COLYRN G
                                                  facsimile (01452) 300699

                                                  your reference

                                                  our reference
The Board of Directors                            MSHB/PR/AMP/CNR1063.95
Moog Inc.
East Aurora
NEW YORK
USA                                     22 November 1995

Dear Sirs

Independent Auditors' Report

We have audited the consolidated balance sheet of Moog Controls Limited (a wholly-owned subsidiary of Moog Inc.) and subsidiaries as at September 30, 1995 and 1994, and the related consolidated statement of earnings and retained earnings and cashflows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Controls Limited and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental information in Schedules marked by us as "For identification purposes only" are presented for purposes of additional analysis and may not be a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects so far as the information in them relates to the basic consolidated financial statements taken as whole.

COOPERS & LYBRAND

Chartered Accountants
Gloucester, UK

COOPERS                          Telefon (0711) 7843-0    Mitglied von
& LYBRAND      70565 Stuttgart   telefax (0711) 7843-100
                                                          Coopers
               Postiach 800107                            & Lybrand
               70501 Stuttgart                            International


MOOG INC.
East Aurora, New York 14052-0018
U.S.A.
                                             November 22, 1995
                                             TRI/EGN/MOOGBV3.DOC


                        Independent Auditors Report

The Board of Directors
Moog Inc.:

We have audited the consolidated balance sheet of Moog GmbH (a wholly-owned subsidiary of Moog Inc.) and subsidiary (Moog Italiana SRL) as of September 30, 1995 and 1994, and the related consolidated statements of Earnings and Retained Earnings, changes in shareholder's equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog GmbH and subsidiary as of September 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purposes of forming an opinion on the consolidated financial statements taken as a whole. The supplemental information in exhibits A through H and Schedule 1 through 22 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as whole.

COOPERS & LYBRAND GmbH
Wirtschaftsprufungsgesellschaft