Form 10-Q
period 1995-12-31
MOOG INC
filed 1996-02-13
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q
(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1995

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

          Class                    Outstanding at February 7, 1996

Class A Common Stock, $1.00 par value         6,051,138 Shares
Class B Common Stock, $1.00 par value         1,597,814 Shares

                                 MOOG INC.

                                   INDEX




                                                              Page
                                                               No.

PART I.   FINANCIAL INFORMATION                               3-14

          Consolidated Condensed Balance Sheets
          December 31, 1995 and September 30, 1995            4

          Consolidated Condensed Statements of Operations
          Three Months Ended December 31, 1995 and 1994       5

          Consolidated Condensed Statements of Cash Flows
          Three Months Ended December 31, 1995 and 1994       6

          Notes to Consolidated Condensed Financial
          Statements                                          7-8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations       9-14

PART II.  OTHER INFORMATION                                   15

          SIGNATURES                                          16

                      PART I:  FINANCIAL INFORMATION

                                MOOG INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands)

                                            Unaudited      Audited
                                              As of         As of
                                           December 31   September 30
ASSETS                                         1995          1995
CURRENT ASSETS
   Cash and cash equivalents                 $  7,748     $  7,576
   Receivables, net                           149,345      148,915
   Inventories (note 2)                        94,788       86,176
   Deferred income taxes                       17,084       16,816
   Prepaid expenses and other current assets    2,425        2,275
                                              _______      _______
      TOTAL CURRENT ASSETS                    271,390      261,758

PROPERTY, PLANT AND EQUIPMENT, net            137,545      139,131
INTANGIBLE ASSETS, net                         19,556       16,310
OTHER ASSETS                                    7,882        7,758
                                              _______      _______
TOTAL ASSETS                                 $436,373     $424,957
                                              =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                             $  9,348     $  6,606
   Current installments of long-term debt
      and convertible subordinated debentures   6,747        7,080
   Accounts payable                            22,770       25,781
   Accrued salaries, wages and commissions     19,089       21,065
   Contract loss reserves                      11,319       12,872
   Other accrued liabilities                   15,581       11,433
   Customer advances                           11,425        9,936
                                              _______      _______
      TOTAL CURRENT LIABILITIES                96,279       94,773

LONG-TERM DEBT, excluding current
   installments                               165,767      158,075
LONG-TERM PENSION OBLIGATION                   24,499       23,794
OTHER LONG-TERM LIABILITIES                       182          430
DEFERRED INCOME TAXES                          19,603       19,674
CONVERTIBLE SUBORDINATED DEBENTURES,
   excluding current installments              18,000       18,000
MINORITY INTEREST IN SUBSIDIARY COMPANY         1,545        1,575
                                              _______      _______
      TOTAL LIABILITIES                       325,875      316,321

COMMITMENTS AND CONTINGENCIES                       -            -
SHAREHOLDERS' EQUITY (note 5)
   Preferred stock                                100          100
   Common stock                                 9,134        9,134
   Other shareholders' equity                 101,264       99,402
                                              _______      _______
      TOTAL SHAREHOLDERS' EQUITY              110,498      108,636
                                              _______      _______
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $436,373     $424,957
                                              =======      =======

See accompanying notes to Consolidated Condensed Financial Statements.

                                MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share data)
                                 Unaudited


                                             Three Months Ended
                                                 December 31
                                            1995          1994

NET SALES                                $ 93,233      $ 86,917
OTHER INCOME                                  518           569
                                          _______       _______
                                           93,751        87,486
                                          _______       _______
COSTS AND EXPENSES
 Cost of sales                             64,707        61,893
 Research and development expenses          4,005         4,153
 Selling, general and administrative
     expenses                              17,814        15,510
 Interest expense                           3,957         4,387
 Foreign exchange (gain) loss                 (44)           10
 Other expenses                                86            58
                                          _______       _______
                                           90,525        86,011
                                          _______       _______

EARNINGS BEFORE INCOME TAXES                3,226         1,475

INCOME TAXES                                  876           291
                                          _______       _______
NET EARNINGS                             $  2,350      $  1,184
                                          =======       =======

EARNINGS PER COMMON SHARE                    $.30          $.15
                                              ===           ===

AVERAGE COMMON SHARES OUTSTANDING       7,727,213     7,719,422
                                        =========     =========


See accompanying notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)
                                 Unaudited
                                                   Three Months Ended
                                                      December 31
                                                  1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                  $  2,350         $ 1,184
  Adjustments to reconcile net earnings
   to net cash used by operating activities:
   Depreciation and amortization                  4,709           4,803
   Provisions for losses                          1,137             309
   Deferred income taxes                           (394)            729
   Other                                             17              16
   Changes in assets and liabilities
    providing (using) cash:
    Receivables                                    (968)          2,214
    Inventories                                  (8,622)         (4,236)
    Prepaid expenses and other assets              (815)          1,785
    Accounts payable and accrued expenses        (3,052)         (4,070)
    Other liabilities                               615              71
    Accrued income taxes                            689             195
    Customer advances                             1,490          (3,977)
                                                 _______         _______
  NET CASH USED BY OPERATING ACTIVITIES           (2,844)           (977)
                                                 _______         _______
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Ultra servovalve product line,
  net of cash acquired (note 3)                  (5,012)             -
  Purchase of property, plant and equipment      (2,441)         (1,611)
  Proceeds from sale of assets                       20             110
  Other                                              71              56
                                                 _______        _______
  NET CASH USED BY INVESTING ACTIVITIES           (7,362)         (1,445)
                                                 _______        _______
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in notes payable                   2,463           1,210
  Net proceeds from revolving lines of credit      9,091           2,000
  Proceeds from issuance of long-term debt            -             507
  Payments on long-term debt                     (1,155)           (870)
  Redemption of convertible subordinated
   debentures                                         -              (2)
  Dividends paid                                     (2)             (2)
  Proceeds from issuance of treasury stock           14              14
                                                 _______         _______
  NET CASH PROVIDED
    BY FINANCING ACTIVITIES                       10,411           2,857
                                                 _______         _______
Effect of exchange rate changes on cash              (33)            (19)
                                                 _______         _______
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     172             416
Cash and cash equivalents at
  beginning of period                              7,576           7,561
                                                 _______         _______
Cash and cash equivalents at end of period      $  7,748        $  7,977
                                                 =======         =======

See accompanying notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 (dollars in thousands except share data)

                                 Unaudited

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements fairly present the financial position of Moog Inc. as of December 31, 1995 and the results of its operations and cash flows for the three months ended December 31, 1995 and 1994. The results of operations for the three month period ended
     December 31, 1995 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to conform the 1995 financial statements with the current year presentation.

2. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:

                                        December 31    September 30
                                            1995           1995

     Raw materials and purchased parts    $25,341        $23,028
     Work in process                       58,363         52,839
     Finished goods                        11,084         10,309
                                          _______        _______
                                          $94,788        $86,176
                                           ======         ======

3. On December 15, 1995 the Company acquired the industrial servovalve product line assets from Ultra Hydraulics Limited located in the United Kingdom for $5.2 million in cash. In its latest fiscal year sales of the industrial servovalve product line were just under $5 million. This product line traces its history back to a license granted by Moog in the 1950's. Over the past thirty years, the Ultra product line has benefited from numerous refinements to the original Moog designs, and has developed a valuable customer network. The Company plans to operate this business under the trade name Ultra Servovalves.

4. In addition to the cash flow information provided in the Consolidated Condensed Statements of Cash Flows, the following supplemental cash flow data is provided:

                                             Three Months Ended
                                                December 31

                                             1995           1994
     Cash paid during the period for:
          Interest                           $2,604         $3,201
          Income taxes                          853            532

     Non cash investing and financing
       activities:
          Leases capitalized, net of leases
            terminated                            -             25

5. The changes in shareholders' equity for the three months ended December 31, 1995 are summarized as follows:

                                               Number of Shares
                                                    Class A    Class B
                                        Preferred   Common     Common
                               Amount   Shares      Stock      Stock
PREFERRED STOCK
  Beginning and end of period  $  100   100,000

COMMON STOCK
  Beginning and end of period   9,134               6,599,306  2,534,817

ADDITIONAL PAID-IN CAPITAL
  Beginning of period          47,709
  Issuance of Treasury shares
    at less than cost              (2)
                               ______
  End of period                47,707

RETAINED EARNINGS
  Beginning of period          64,125
  Net earnings                  2,350
  Preferred stock dividends        (2)
                               ______
  End of period                66,473

TREASURY STOCK
  Beginning of period         (17,841)               (550,968)  (857,103)
  Treasury stock issued            16                   1,300          -
                               ______                 _______    _______
  End of period               (17,825)               (549,668)  (857,103)

EQUITY ADJUSTMENTS
  Beginning of period           6,158
  Foreign currency translation   (571)
                               ______
  End of period                 5,587

LOAN TO SAVINGS AND STOCK
OWNERSHIP PLAN (SSOP)
  Beginning of period            (749)
  Payments received on loan
    to SSOP                        71
                               ______
  End of period                  (678)
                               ______

TOTAL SHAREHOLDERS' EQUITY   $110,498   100,000     6,049,638  1,677,714
                              =======   =======     =========  =========

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           OPERATING HIGHLIGHTS
                          (dollars in thousands)



DOMESTIC CONTROLS manufactures and markets precision control components primarily for North America.

                                        Three Months Ended
                                   12/31/95         12/31/94

Net sales                          $ 63,589         $ 62,528
Intersegment sales                    3,403            1,959
                                    _______          _______
     Total sales                   $ 66,992         $ 64,487
                                    =======          =======

Operating profit                   $  7,511         $  6,326

Net earnings                          1,614            1,060

Backlog                             197,100          169,437




INTERNATIONAL CONTROLS manufactures and markets precision control components for industrialized economies in Europe and the Far East.

                                        Three Months Ended
                                   12/31/95         12/31/94

Net sales                          $ 29,644         $ 24,389
Intersegment sales                    4,123            1,132
                                     ______           ______
Total sales                        $ 33,767         $ 25,521
                                     ======           ======

Operating profit                   $  2,591         $  1,001

Net earnings                          1,035              211

Backlog                              44,695           42,234

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           OPERATING HIGHLIGHTS
                          (dollars in thousands)


CONSOLIDATED SALES AND EARNINGS

                                        Three Months Ended
                                   12/31/95         12/31/94

Net sales                          $ 93,233         $ 86,917
                                    _______          _______
Operating profit                     10,102            7,327
                                    _______          _______

Deductions from operating profit:
     Interest expense                 3,957            4,387
     Foreign exchange (gain) loss       (44)              10
     Other expenses-net               2,457            1,366
     Eliminations                       506               89
                                    _______          _______
          Total deductions            6,876            5,852
                                    _______          _______

Earnings before income taxes          3,226            1,475

Income taxes                            876              291
                                    _______          _______
Net earnings                       $  2,350         $  1,184
                                    =======          =======
Backlog                            $241,795         $211,671
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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


The following discussion is an analysis of the first quarter of fiscal 1996 compared with the first quarter of fiscal 1995, unless otherwise noted.

Results of Operations

For the first quarter of fiscal 1996, the Company generated net earnings of $2.4 million, or $.30 per share, compared to $1.2 million, or $.15 per share, in the first quarter of fiscal 1995. First quarter fiscal 1996 results reflect stronger earnings for both the Domestic and International Controls segments.

Domestic Controls segment operating profit for the first quarter of fiscal 1996 was $7.5 million, or 11.2% of segment sales. This compares to $6.3 million, or 9.8% of segment sales in the first quarter of fiscal 1995. The increase is principally due to last year's profits being tempered by transition costs associated with the 1994 AlliedSignal product line acquisition.

For the International Controls segment, operating profit in the first quarter of fiscal 1996 was $2.6 million, or 7.7% of segment sales, compared to $1.0 million, or 3.9% of segment sales, in the first quarter of 1995. The principal reasons for the increase were improved performance by the Company's operations in Germany and Japan. The improvement in both Germany and Japan reflects increased sales levels for industrial hydraulic controls.

NET SALES for the first quarter of 1996 were $93.2 million, 7.3% above net sales of $86.9 million in last year's first quarter. Net sales for the Domestic Controls segment in the first quarter were $63.6 million, an increase of 1.7% over $62.5 million a year ago. The Domestic segment sales increase is principally attributable to the Aircraft Group, particularly the commercial aircraft product line. Within the Systems Group, sales were down slightly, principally attributable to the Maverick missile program offset in part by stronger sales of satellite controls. International Controls segment sales increased 21.5% to $29.6 million in the current quarter from $24.4 million in the first quarter of fiscal 1995. The increase reflects the improved demand for industrial hydraulic controls, particularly in Europe.

OTHER INCOME was $.5 million in the first quarter of 1996 compared with $.6 million a year ago. Other income generally includes rental income, interest, gains on sales of equipment, and royalty income.

COST OF SALES for the first quarter of the current year was 69.4% of sales, compared to 71.2% in the prior year. The improvement is due to the 1996 sales mix including a greater share of higher margin industrial hydraulic sales related to the International segment, along with the 1995 first quarter including certain transition related expenses associated with the 1994 AlliedSignal product line acquisition.

RESEARCH AND DEVELOPMENT EXPENSE was $4.0 million, or 4.3% of net sales in the current quarter, compared to $4.2 million, or 4.8% of net sales in the first quarter of 1995. The small decrease in absolute terms in R&D in the quarter reflects a shift towards engineering time spent on both production and sales related activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES were $17.8 million in the first quarter of 1996, or 19.1% of net sales, compared to $15.5 million, or 17.8% of net sales a year ago. The increase as a percentage of sales reflects the shift in the sales mix favoring International segment sales which relate principally to industrial markets. Industrial sales, while generally higher in gross margins, also typically have greater selling and administrative support costs.

INTEREST EXPENSE was $4.0 million, or 4.2% of sales, in the current quarter compared with $4.4 million, or 5.0% of sales in the first quarter of 1995. The decline in interest expense results from lower average debt levels and interest rates.

INCOME TAXES - The effective tax rate at December 31, 1995 was 27.2% and assumes that the 1996 operating results of the Company's German subsidiary will benefit from available net operating loss carryforwards. These German tax benefits should be fully utilized during 1996, and the German subsidiary is expected to be in a tax paying position by the end of the year. The effective tax rate in the first quarter of 1995 was 19.8% which assumed a similar tax benefit in Germany.

Financial Condition and Liquidity

Cash used by operating activities was $2.8 million in the first quarter of fiscal 1996 compared to cash used of $1.0 million in the first quarter of
fiscal 1995.   The principal factor contributing to the decline is
increased inventory levels related to significant efforts to reduce lead times on industrial products.

As of December 31, 1995, the Company has worldwide unused lines of credit of $46.5 million, plus cash and cash equivalents of $7.7 million. In comparison, the Company had worldwide unused lines of credit of $56.9 million and cash of $7.6 million at September 30, 1995.

Consolidated assets at December 31, 1995 increased to $436 million compared with $425 million at September 30, 1995. The increase is principally due to the acquisition of the industrial servovalve product line assets from Ultra Hydraulics Limited in December 1995 and increased inventory levels.


Capital expenditures for the first three months of 1996 were $2.4 million compared with depreciation and amortization of $4.7 million. Capital expenditures in the first quarter of 1995 were $1.6 million compared with $4.8 million of depreciation and amortization. Additions to property, plant and equipment for all of 1996 are expected to remain well below depreciation and amortization levels.

The Company monitors total debt to equity as a key financial ratio. The ratio includes short-term and long-term debt and subordinated debentures. The ratio at December 31, 1995 was 1.81 and at September 30, 1995 was 1.75. The increase is due to higher debt levels related to the Ultra Servovalve product line acquisition and increased inventory levels.

Working capital at December 31, 1995 was $175 million compared with $167 million at September 30, 1995. The current ratio was 2.82 at December 31, 1995, compared to 2.76 at September 30, 1995. The increase in working capital and the current ratio principally relates to increased inventory levels.

On November 14, 1995, the Company amended its Domestic Revolving Credit and Term Loan Facilities (the Credit Facilities). The amendment increased the total facility to $165 million, consisting of a $135 million revolving credit facility and a $30 million term loan. The term loan is for a six year period with quarterly payments commencing in October 1996. The revolving credit facility is for a five year period through October of 2000. The Credit Facilities currently provide for interest at LIBOR plus 1.75%. To provide protection from interest rate increases, the Company has $100 million of interest rate swap arrangements which have the effect of converting this amount into fixed rate debt at 8.0%. The swaps expire at various times from June 1996 through July 1998.

The Credit Facilities, along with a 10 1/4% term note with a remaining balance of $18.4 million repayable in varying installments through 2001 (the Note), are secured by substantially all of the Company's Domestic assets, including the common shares of all Domestic and International subsidiaries. The Credit Facilities and Note include customary covenants for financing of this nature including interest coverage, payment coverage, current ratio requirements, maintaining tangible net worth to total liabilities, and limits on capital expenditures.

General

BACKLOG was $242 million at December 31, 1995 compared with $238 million at September 30, 1995. Backlog for the Domestic Controls segment was $197 million at December 31, 1995 compared with $196 million at September 30, 1995 and with $169 million at December 31, 1994. The increase in the Domestic backlog from a year ago relates to new orders principally on the B-2 program in the Aircraft Controls Group, strong growth related to existing and new programs in space products, along with higher electrical drives order levels. International Controls segment backlog was $45.0 million at December 31, 1995 compared with $42.0 million at September 30, 1995 and with $42.2 million at December 31, 1994.

JUNE 1994 ACQUISITION - On June 17, 1994, Moog acquired the hydraulic and mechanical actuation product lines (the Product Lines) of AlliedSignal Inc. located in Torrance, California. Mechanical actuators include drive systems for the leading edge flaps on the F/A-18 C/D, F/A-18 E/F, V-22 Osprey and Boeing 777. Hydraulic actuators include the primary flight controls for the Boeing 747 and 757 and the Airbus A330 and A340. The acquisition strengthened Moog's position in the actuation market and improved utilization of existing manufacturing facilities and overhead structure. The Product Lines added revenues of approximately $95 million in 1995.

DECEMBER 1995 ACQUISITION - On December 15, 1995 the Company acquired the industrial servovalve product line assets of Ultra Hydraulics Limited located in the United Kingdom for $5.2 million in cash. In its latest fiscal year, the industrial servovalve product line had worldwide sales of just under $5 million. This product line traces its history back to a license granted by Moog in the 1950's. Over the past thirty years, the Ultra product line has benefited from numerous refinements to the original Moog designs and has developed a valuable customer network. The Company plans to operate this business under the trade name Ultra Servovalves.

ENVIRONMENTAL MATTERS - The Company, over the past five years, has been named as a potentially responsible party (PRP) with respect to three Superfund sites. The clean up actions with regard to the three Superfund sites has been completed, and the Company's share of the related costs was not significant. No further actions have been initiated by Federal or State regulators. In addition, the Company was notified in August 1993 by a PRP group at a site related to one of the Superfund sites referenced above that it will seek contribution from the Company to the extent the PRP group is responsible for remediation costs. The Company is also in the process of voluntarily remediating an area identified in 1994 at a Company-owned facility leased to a third party.

At December 31, 1995, the Company believes that adequate reserves have been established for environmental issues, and does not expect that these environmental matters will have a material effect on the financial position of the Company in excess of amounts previously reserved.

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

Continued Government emphasis on audit and investigative activity in the U.S. Defense Industry presents risks of unanticipated financial exposure for companies with substantial activity in Government contract work. The audit process is an on-going one which includes post-award reviews and audits of compliance with the various procurement requirements. Although Government regulations provide that under certain circumstances a contractor may be fined, penalized, have its progress payments withheld or be debarred from contracting with the Government, the Company does not anticipate a material financial impact from the various and on-going procurement reviews. The Company believes that adequate reserves have been established for any issues on which financial exposure is known and quantifiable as of December 31, 1995.

The last thirty years have produced a continuing stream of opportunities for the Company on precision hydraulic servosystems. However, continual improvements in the power design of electric motors and the current carrying capacity of controller circuitry continually erode the application base for hydraulic controls. Recognizing this phenomenon, the Company broadened its purview and is a supplier of high performance industrial controls systems rather than just a supplier of components for hydraulic systems. The industrial world today is shifting to digital control for increased functionality. The Company plans to provide increasingly intelligent digital control as part of its electric drive systems and as a complement to its hydraulic controls. The Company's objective is to offer the world's most advanced systems capability together with the world's highest performance hydraulic and electric drives, to manufacture these products in world class facilities and to present them to markets around the world through a network of sales and application engineering subsidiaries.

                        PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings.

               None

Item 2.        Changes in Securities.

               None.

Item 3.        Defaults Upon Senior Securities.

               None.

Item 4.        Submission of Matters to a Vote of Security Holders.

               At the Company's Annual Meeting of
               Shareholders held on February 8, 1996, the nominees to the Board of Directors were re-elected based upon the following results:

               Nominee                     For         Withheld

               Class B
                 Kenneth J. McIlraith   1,536,316       9,916
                 Joe C. Green           1,534,514      11,718

               Class A
                 Robert T. Brady        5,694,374      12,623

               In addition, KPMG Peat Marwick was ratified to continue as auditors based upon the following votes: Class A: For, 5,689,255;
               Against, 10,784; Abstain, 6,358; Class B:
               For, 1,533,157; Against, 4,817; Abstain,
               8,258.

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






                                                 Moog Inc.

                                                (Registrant)


Date:     February 12, 1996        By        S/Robert R. Banta/S
                                             Robert R. Banta
                                             Executive Vice President
                                             Chief Financial Officer
                                             (Principal Financial Officer)



Date:     February 12, 1996        By        S/Donald R. Fishback/S
                                             Donald R. Fishback
                                             Controller
                                             (Principal Accounting Officer)