Form 10-Q
period 1996-03-31
MOOG INC
filed 1996-05-15
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996

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

                                   Yes     X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          Class                       Outstanding at May 10, 1996

Class A Common Stock, $1.00 par value        5,355,281  Shares
Class B Common Stock, $1.00 par value        1,597,775  Shares

                            MOOG INC.

                              INDEX


                                                         Page No.

PART I.   FINANCIAL INFORMATION                            3-20

          Consolidated Condensed Balance Sheets
          March 31, 1996 and September 30, 1995             4

          Consolidated Condensed Statements of Income
          Three Months Ended March 31, 1996 and 1995        5

          Consolidated Condensed Statements of Income
          Six Months Ended March 31, 1996 and 1995          6

          Consolidated Condensed Statements of Cash Flows
          Six Months Ended March 31, 1996 and 1995          7

          Notes to Consolidated Condensed Financial

          Statements                                       8-11

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations   12-20


PART II.  OTHER INFORMATION                               21-25

          SIGNATURES                                        26

                 PART I:  FINANCIAL INFORMATION

                           MOOG INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                     (dollars in thousands)
                                       Unaudited      Audited
                                         As of         As of
                                       March 31,    September 30,
ASSETS                                   1996          1995
CURRENT ASSETS
  Cash and cash equivalents             $  9,749       $  7,576
  Receivables, net                       149,664        148,915
  Inventories (note 5)                    97,423         86,176
  Deferred income taxes                   17,396         16,816
  Prepaid expenses and other
    current assets                         2,271          2,275
                                        ________       ________
     TOTAL CURRENT ASSETS                276,503        261,758
PROPERTY, PLANT AND EQUIPMENT, net       135,335        139,131
INTANGIBLE ASSETS, net                    18,748         16,310
OTHER ASSETS                               7,817          7,758
                                        ________       ________
TOTAL ASSETS                            $438,403       $424,957
                                        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                         $  4,919       $  6,606
  Current installments of long-term
    debt and convertible subordinated
    debentures (note 3)                   11,211          7,080
  Accounts payable                        25,048         25,781
  Accrued salaries, wages and
    commissions                           22,986         21,065
  Contract loss reserves                  10,990         12,872
  Other accrued liabilities               17,691         11,433
  Customer advances                       10,396          9,936
                                        ________       ________
     TOTAL CURRENT LIABILITIES           103,241         94,773
LONG-TERM DEBT, less current
  installments (note 3)                  161,583        158,075
LONG-TERM PENSION OBLIGATION              24,761         23,794
OTHER LONG-TERM LIABILITIES                  132            430
DEFERRED INCOME TAXES                     19,605         19,674
CONVERTIBLE SUBORDINATED DEBENTURES,
  less current installments (note 3)      16,600         18,000
MINORITY INTEREST IN SUBSIDIARY COMPANY    1,506          1,575
                                        ________       ________
TOTAL LIABILITIES                        327,428        316,321
                                        ________       ________
COMMITMENTS AND CONTINGENCIES                  -              -
SHAREHOLDERS' EQUITY (note 8)
  Preferred stock                            100            100
  Common stock                             9,134          9,134
  Other shareholders' equity             101,741         99,402
                                        ________       ________
     TOTAL SHAREHOLDERS' EQUITY          110,975        108,636
                                        ________       ________
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $438,403       $424,957
                                        ========       ========
See accompanying notes to Consolidated Condensed Financial
Statements.

                           MOOG INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)

                            Unaudited


                                             Three Months Ended
                                                  March 31
                                             1996        1995

NET SALES                                $ 106,822    $   91,372
OTHER INCOME                                   838           351
                                         _________    __________
                                           107,660        91,723
                                         _________    __________

COSTS AND EXPENSES
  Cost of sales                             74,498        63,213
  Research and development expenses          4,680         4,139
  Selling, general and administrative
    expenses                                19,629        17,547
  Interest expense                           4,344         4,312
  Foreign exchange gain                       (108)          (77)
  Other expenses                               186           118
                                        __________    __________
                                           103,229        89,252
                                        __________    __________

EARNINGS BEFORE INCOME TAXES                 4,431         2,471

INCOME TAXES                                 1,387           508
                                        __________    __________

NET EARNINGS                            $    3,044    $    1,963
                                        ==========    ==========

EARNINGS PER COMMON SHARE               $      .40    $      .25
                                        ==========    ==========

AVERAGE COMMON SHARES OUTSTANDING       $7,673,405    $7,720,052
                                        ==========    ==========



See accompanying notes to Consolidated Condensed Financial
Statements.

                           MOOG INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)

                            Unaudited


                                             Six Months Ended
                                                  March 31
                                              1996       1995

NET SALES                                 $  200,055  $  178,289
OTHER INCOME                                   1,356         920
                                          __________  __________
                                             201,411     179,209
                                          __________  __________

COSTS AND EXPENSES
  Cost of sales                              139,205     125,106
  Research and development expenses            8,685       8,292
  Selling, general and administrative
    expenses                                  37,443      33,057
  Interest expense                             8,301       8,699
  Foreign exchange gain                         (152)        (67)
  Other expenses                                 272         176
                                          __________  __________
                                             193,754     175,263
                                          __________  __________

EARNINGS BEFORE INCOME TAXES                   7,657       3,946

INCOME TAXES                                   2,263         799
                                          __________  __________

NET EARNINGS                              $    5,394  $    3,147
                                          ==========  ==========

EARNINGS PER COMMON SHARE                 $      .70  $      .41
                                          ==========  ==========

AVERAGE COMMON SHARES OUTSTANDING          7,700,456   7,719,735
                                          ==========  ==========


See accompanying notes to Consolidated Condensed Financial
Statements.

                           MOOG INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     (dollars in thousands)
                            Unaudited
                                             Six Months Ended
                                                  March 31
CASH FLOWS FROM OPERATING ACTIVITIES          1996       1995
  Net earnings                            $    5,394  $    3,147
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
   Depreciation and amortization               9,913       9,834
   Provisions for losses                       2,595         951
   Deferred income taxes                        (348)      1,323
   Other                                          99         (17)
   Changes in assets and liabilities
     providing (using) cash:
     Receivables                              (2,669)     (9,119)
     Inventories                             (13,231)     (4,312)
     Prepaid expenses and other assets          (638)      2,071
     Accounts payable and accrued expenses     5,334      (1,664)
     Other liabilities                         1,370         543
     Accrued income taxes                        489         689
     Customer advances                           464      (2,429)
                                          __________  __________
   NET CASH PROVIDED BY OPERATING ACTIVITIES   8,772       1,017
                                          __________  __________
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Ultra servovalve product line,
    net of cash acquired (note 6)             (5,012)          -
  Purchase of property, plant and equipment   (4,775)     (3,549)
  Proceeds from sale of assets                    82         219
  Other                                          132        153
                                          __________  __________
   NET CASH USED BY INVESTING ACTIVITIES      (9,573)     (3,177)
                                          __________  __________
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in notes payable               (1,956)     (2,894)
  Net proceeds from revolving lines of credit  7,475       5,000
  Proceeds from issuance of long-term debt     3,194       4,610
  Payments on long-term debt                  (2,590)     (4,342)
  Redemption of convertible subordinated
    debentures                                (1,400)     (1,400)
  Dividends paid                                  (5)         (5)
  Common stock repurchase                     (1,600)          -
  Proceeds from issuance of treasury stock        30          14
                                          __________  __________
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                     3,148         983
                                          __________  __________
Effect of exchange rate changes on cash         (174)        153
                                          __________  __________
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             2,173      (1,024)
Cash and cash equivalents at
  beginning of period                          7,576       7,561
                                          __________  __________
Cash and cash equivalents at end
  of period                               $    9,749  $    6,537
                                          ==========  ==========
See accompanying notes to Consolidated Condensed Financial Statements.

                            MOOG INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (dollars in thousands except share data)
                            Unaudited

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements fairly present the financial position of Moog Inc. as of March 31, 1996 and the results of its operations and cash flows for the three and six months ended March 31, 1996 and 1995. The results of operations for the six month period ended March 31, 1996 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to conform the 1995 financial statements with the current year presentation.

2.   On May 14, 1996, the Company completed a recapitalization
     (the "Recapitalization") which is expected to increase its operating and financial flexibility. The principal elements of the Recapitalization were:

     (1)  The amendment on May 13, 1996 and March 22, 1996 of the
     Company's secured U.S. revolving credit and term loan facility (the "Bank Credit Facility") pursuant to which the lenders thereunder consented to consummation of the Recapitalization and the parties agreed to amend certain financial covenants.

     (2)  The redemption (the "Debenture Redemption") on
     April 26, 1996 of the Company's 9-7/8% Convertible Subordinated Debentures due 2006 (the "9-7/8% Convertible Debentures") using funds available under the Bank Credit Facility. Of the total principal balance outstanding of $18,000 on April 26, 1996, principal of $17,858 was redeemed with $142 of principal converted into 6,204 Class A Common shares.

     (3) The completion on May 14, 1996 of a $120,000 offering (the "Offering") of 10% Senior Subordinated Notes due 2006 (the "Notes"), the proceeds of which were approximately $116,250 million net of discounts, commissions and estimated expenses of the Offering. The Notes have a single maturity with the aggregate principal amount due on May 1, 2006. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2001 initially at 105% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after May 1, 2003. The Company used such net proceeds to:

          (a) Repurchase 714,600 shares of its Class A Common Stock, representing 11.8% of the outstanding shares of Class A Common Stock (9.3% of total Common Stock outstanding), from Seneca Foods Corporation for a purchase price of $12,863, or $18 per share;

          (b) Prepay in its entirety the principal balance of $16,400 on the Company's 10-1/4% Senior Secured Note due 2001 (the "10-1/4% Note");

          (c) Repay approximately $86,481 of its revolving borrowings under the Bank Credit Facility, which includes $17,858 borrowed for the Debenture Redemption;
          and

          (d) Pay prepayment and amendment fees of $506 incurred in connection with the Recapitalization.

     The Offering was made under Rule 144A and Regulation S of the Securities Act of 1933. Accordingly, the Notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has entered into an agreement to exchange the Notes for new notes that will be registered under the Securities Act of 1933. The exchange will be made only by means of a prospectus.

3. The following proforma income statement amounts show the effect for the six month period ended March 31, 1996 assuming that the Notes had been sold on October 1, 1995 and that net proceeds of $116,250 were used to repurchase 714,600 shares of the Company's Class A Common Stock for $12,863, prepay the balance then outstanding of $18,350 on the 10-1/4% Note, redeem $19,258 of the 9-7/8% Convertible Debentures, pay prepayment and amendment fees of $557 on the 10-1/4% Note and the Bank Credit Facility, with the remainder used to repay outstanding revolving borrowings under the Bank Credit Facility of $65,222. The proforma adjustments assume $142 in principal of the 9-7/8% Convertible Debentures was converted into 6,204 shares of Class A Common Stock. The reduction in net earnings for the proforma period reflects the net increase in interest and amortization expenses associated with Recapitalization. The prepayment fee and the write off of deferred debt issue costs associated with the 10-1/4% Note (see note 4) have not been reflected in the proforma income statement amounts.
     The proforma financial information does not purport to represent the Company's results of operations if the Recapitalization had in fact been consummated on October 1, 1995.

                                             Six Months Ended
                                              March 31, 1996

                                             Actual    Proforma

     Net sales                             $  200,055  $  200,055
     Earnings before income taxes               7,657       6,110
     Earnings after income taxes                5,394       4,419
     Earnings per share                    $      .70  $      .63
     Average shares outstanding             7,700,465   6,992,069

The proforma summary balance sheet information is provided assuming the transaction had taken place on March 31, 1996. The proforma balance sheet information reflects the sale of $120,000 in Notes and the application of the estimated net proceeds of

$116,250 therefrom to repurchase 714,600 shares of the Company's Class A Common Stock for $12,863, prepay the balance outstanding on the 10-1/4% Note of $17,100, redeem $17,858 of the 9-7/8%
Convertible Debentures, pay prepayment and amendment fees of $525, with the remainder of $67,904 used to reduce the outstanding balance on the Bank Credit Facility. The proforma amounts also reflect the reduction in shareholders' equity that would result from the after-tax write-off of deferred debt issue costs ($246), and prepayment fees ($280) associated with the Note Prepayment (see note 4).


                                              March 31, 1996

                                             Actual    Proforma

     Total Assets                          $  438,403  $  441,843
                                           ==========  ==========

     Other liabilities                     $  113,115  $  132,825
     Senior debt                              176,313      91,290
     9-7/8% Convertible Debentures             18,000           -
     Senior subordinated debt                       -     120,000
     Shareholders' equity                     110,975      97,728
                                           ==========  ==========
     Total Liabilities and
      Shareholders' Equity                 $  438,403  $  441,843
                                           ==========  ==========

4. In connection with the May 1996 prepayment in its entirety of the 10-1/4% Note, the Company incurred a prepayment fee and wrote off the related deferred debt issue costs. The estimated after-tax charge of $510 will be reported in the third quarter of fiscal 1996 as an extraordinary item.

5. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation.
     Inventories are comprised of the following:

                                        March 31     September 30
                                          1996           1995

     Raw materials and purchased parts  $28,489        $23,028
     Work in process                     56,568         52,839
     Finished goods                      12,366         10,309
                                        _______        _______
                                        $97,423        $86,176
                                        =======        =======

6. On December 15, 1995 the Company purchased, for $5,012 net of cash acquired, the servovalve product line assets of Ultra Hydraulics Limited ("Ultra"). This product line traces its history back to a license granted by Moog in the 1950's. Over the past thirty years, the Ultra product line has benefitted from numerous refinements to the original Moog designs and has developed a valuable customer network. Ultra, located in the United Kingdom, had worldwide sales of just under $5,000 in its latest fiscal year.

7. In addition to the cash flow information provided in the Consolidated Condensed Statements of Cash Flows, the following supplemental cash flow data is provided:

                                        Six Months Ended
                                             March 31
                                         1996      1995
     Cash paid (received) during the
     period for:
          Interest                      $5,940    $7,925
          Income taxes                   1,608    (3,385)

     Non cash investing and financing
     activities:
          Leases capitalized, net of
            leases terminated              597       176

8.   The changes in shareholders' equity for the six months ended
     March 31, 1996 are summarized as follows:

                                                  Number of Shares
                                                        Class A     Class B
                                            Preferred   Common      Common
                                   Amount   Shares      Stock       Stock
PREFERRED STOCK
  Beginning and end of period     $    100  100,000

COMMON STOCK
  Beginning and end of period        9,134              6,599,306   2,534,817

ADDITIONAL PAID-IN CAPITAL
  Beginning of period               47,709
  Issuance of treasury shares at
    less than cost                      (5)
                                   _______
  End of period                     47,704

RETAINED EARNINGS
  Beginning of period               64,125
  Net earnings                       5,394
  Preferred stock dividends             (5)
                                   _______
  End of period                     69,514

TREASURY STOCK
  Beginning of period              (17,841)              (550,968)   (857,103)
  Treasury stock issued                 35                  2,900           -
  Treasury stock acquired           (1,600)                     -     (80,000)
                                  ________              _________   _________
  End of period                    (19,406)              (548,068)   (937,103)

EQUITY ADJUSTMENTS
  Beginning of period                6,158
  Foreign currency translation      (1,612)
                                  ________
End of period                        4,546

LOAN TO SAVINGS AND STOCK
OWNERSHIP PLAN (SSOP)
  Beginning of period                 (749)
  Payments received on loan
    to SSOP                            132
                                  ________
  End of period                       (617)

TOTAL SHAREHOLDERS' EQUITY        $110,975  100,000     6,051,238   1,597,714
                                  ========  =======     =========   =========





            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The Company, founded in 1951, is a leading global designer and manufacturer of a broad range of high performance motion and fluid control products and systems for aerospace and industrial applications. Moog's servoactuation systems are critical to the flight control of commercial and military aircraft, controlling the thrust of space launch vehicles, steering tactical and strategic missiles, satellite positioning, and in a wide variety of electric and hydraulic industrial applications that require the precise control of position, velocity and force. Moog believes it is the recognized worldwide technological leader in the market of precision controls.

The Company has two industry segments, Domestic Controls and International Controls, both of which include five major product lines. These product lines are Commercial Aircraft, Military Aircraft, Space & Missiles (together "Aerospace Controls") and Industrial Electronic Controls and Industrial Hydraulic Controls (together "Industrial Controls"). Domestic Controls designs and manufactures products primarily for North American markets, while International Controls designs and manufactures products primarily for markets in Europe and the Far East. The substantial majority of Domestic Controls segment sales relate to Aerospace Controls, with a relatively small portion of sales related to Industrial Controls. Conversely, International Controls segment sales relate principally to Industrial Controls, with a relatively small portion of sales related to Aerospace Controls.

From time to time, the Company considers select acquisitions to achieve its strategies of broadening product lines, enhancing market share and improving manufacturing and engineering capabilities. In 1994, for example, Moog acquired certain hydraulic and mechanical actuation product lines of AlliedSignal Inc. ("AlliedSignal") located in Torrance, California (the "Acquisition"). Mechanical actuation products acquired include drive systems for the leading edge flaps on the F/A-18 C/D, F/A-18 E/F, V-22 Osprey and Boeing 777, and hydraulic actuation products acquired include the primary flight controls for the Boeing 747 and 757 and the Airbus A330 and A340. The Acquisition strengthened Moog's position in the actuation market and improved utilization of existing manufacturing facilities and overhead structure. The Acquisition added revenues of approximately $95.0 million in fiscal 1995. The final purchase price, excluding $5.0 million for specified transition services, was $63.8 million.
The transition services which ended in June 1995 principally related to computer services, engineering, and manufacturing support.

On December 15, 1995, the Company purchased, for $5.0 million net of cash acquired, the servovalve product line of Ultra Hydraulics Limited ("Ultra"). This product line traces its history back to a license granted by Moog in the 1950's. Over the past thirty years, the Ultra product line has benefitted from numerous refinements to the original Moog designs and has developed a valuable customer network. Ultra, located in the United Kingdom, had worldwide sales of just under $5.0 million in its latest fiscal year.

Sales. Commercial aerospace and Industrial Controls sales accounted for slightly more than half of fiscal 1995 sales, with the balance to either the U.S. government or various foreign governments for military and space hardware on programs that normally extend over many years. Over the past five years, the percentage of government sales has declined as the Company has increased its focus on the development and acquisition of Commercial Aircraft and Industrial Controls product lines. In fiscal 1991, government sales were 61% and commercial sales were 39%, respectively, of sales, compared to 49% and 51% in fiscal 1995, respectively. Moog expects the percentage of commercial sales to continue to increase based upon expected growth in Commercial Aircraft and Industrial Controls. The Company's sales are dependent upon its ability to provide highly technical controls solutions at a competitive price. Although price is a major consideration, it is often secondary to technical considerations.

In Commercial Aircraft, the Company's sales follow the production cycle of the major original equipment manufacturers. In Industrial Controls, the Company is subject to the normal swings in capital goods spending in regional markets. Sales of Military Aircraft and Space and Missiles products are subject to changes in government procurement levels on programs in which the Company participates. While the Company's sales in each of its product lines is subject to cyclicality, the impact of cyclicality can be mitigated by the diversity of these product lines and their broad geographic distribution.

Sales to U.S. government prime contractors are typically pursuant to long-term contracts for which the Company uses the percentage of completion (cost to cost) method of accounting. Under this method, revenues are recognized as costs are incurred. Estimates of the cost to complete the contract are performed on a regular basis. On contracts for which the estimated factory cost is higher than the contract's value, a charge to earnings is made and a loss reserve provided. The Company shares risks of cancellation as a participant in these programs similar to the risks assumed by all government contractors. Government emphasis on audit and investigative activity in the U.S. defense industry presents risks of unanticipated financial exposure for companies with substantial activity in government contract work. The audit process is an on-going one which includes post-award reviews and audits of compliance with the various procurement requirements.

Approximately 32% of fiscal 1995 sales were to international markets. The Company's consolidated U.S. dollar sales and results of operations can be affected by the fluctuation in foreign exchange rates. The Company believes exposure to movements in a particular currency can be mitigated by the number of countries in which it operates. Although the Company does not hedge sales or operating results of its international operations, it selectively hedges certain balance sheet exposures.

The Company aggressively markets spare parts and repairs directly to its Aerospace and Industrial Controls customers. Sales of spare parts and repairs are more profitable than OEM sales and generally less volatile. For fiscal 1995, the Company's aftermarket sales represented approximately 14% of sales, which the Company estimates to be approximately twice fiscal 1992 aftermarket sales, reflecting increases in the Company's installed base and focus on aftermarket sales opportunities resulting from the Acquisition.

Cost of Sales. The principal elements of cost of sales are direct labor, raw materials and manufacturing overhead. The business requires significant investments in capital equipment, buildings and related support costs. Cost of sales can be significantly affected by changes in both volume and product mix. The Company has a highly skilled workforce and an infrastructure of engineering and related support costs. Accordingly, short-term changes in volume can have a significant effect on gross margins. These short-term changes can be tempered by the long-term nature of the Aerospace Controls business and the production cycle of major industrial capital goods manufacturers. In Aerospace Controls, new contracts or contract terminations/ cutbacks are generally known in advance, while in industrial markets, the Company generally "lags" into a capital spending slowdown.

Since 1991 the Company has significantly reduced its worldwide manufacturing cost base. Excluding the Acquisition, the Company reduced its U.S. workforce by 28%, or 605 people, from fiscal 1991 through 1995, while closing and terminating the lease for its engine controls facility in Florida and sub-leasing two facilities in East Aurora, New York. In Europe, the Company reduced headcount by 23%, or 173 people, from fiscal 1991 through 1994, and consolidated industrial manufacturing in Germany and aerospace production in England. Manufacturing capabilities in France and Italy were eliminated. These restructuring actions resulted in total charges of $13.8 million in 1992 and $2.1 million in 1994. In conjunction with these efforts, the Company increased utilization of low cost manufacturing centers in the Philippines, Ireland and India. In fiscal 1994, the Company recorded an inventory obsolescence charge of $2.6 million, representing the write-off of obsolete Domestic Controls inventory, reflecting the decline in repair activities and spare parts requirements on certain government programs. The Company expects to continue to increase the use of its international low cost manufacturing facilities in the future.

Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses are generally higher in Industrial Controls compared to Aerospace Controls markets. Typically, the majority of industrial products have higher gross profit margins, but also require higher sales and support effort. Accordingly, shifts in the sales mix to or from Industrial Controls will generally affect total selling, general and administrative expenses as a percentage of sales. Selling, general and administrative expenses are also affected by the amount of bid and proposal work on government contracts and commission sales.

Research and Development. While the Company's overall level of engineering resources has been relatively constant, its research and development expenses will vary depending on whether its engineering staff is engaged in customer-funded design and development, sales support, production support or Company-funded research and development activities.

Income Taxes. Income taxes consist of the consolidation of the tax attributes in each country in which the Company has an established presence. In recent years, the effective tax rate has been affected by significant net operating losses and utilization of net operating loss carryforwards primarily at the Company's German operation. These net operating loss carryforwards are expected to be substantially utilized by the end of fiscal 1996.

Results of Operations

DOMESTIC CONTROLS
                                   Three Months Ended  Six Months Ended
                                   3/31/96   3/31/95   3/31/96   3/31/95

Net sales                          $71,572   $60,656   $135,161  $123,184
Intersegment sales                   3,595     2,928      6,998     5,148
                                   _______   _______   ________  ________
     Total sales                   $75,167   $63,584   $142,159  $128,332
                                   =======   =======   ========  ========

Operating profit                   $ 8,097   $ 5,826   $ 15,608  $ 12,152
Net earnings                       $ 1,617   $   805   $  3,232  $  1,865
Backlog                                                $202,049  $169,207

INTERNATIONAL CONTROLS
                                   Three Months Ended  Six Months Ended
                                   3/31/96   3/31/95   3/31/96   3/31/95

Net sales                          $35,250   $30,716   $ 64,894  $ 55,105
Intersegment sales                   4,541     1,170      8,664     2,302
                                   _______   _______   ________  ________
     Total sales                   $39,791   $31,886   $ 73,558  $ 57,407
                                   =======   =======   ========  ========

Operating profit                   $ 3,184   $ 2,778   $  5,775  $  3,779
Net earnings                       $ 1,678   $ 1,215   $  2,713  $  1,426
Backlog                                                $ 45,211  $ 47,759

CONSOLIDATED
                                   Three Months Ended  Six Months Ended
                                   3/31/96    3/31/95  3/31/96   3/31/95

Net sales                          $106,822   $91,372  $200,055  $178,289
Operating profit                     11,281     8,604    21,383    15,931
Deductions from operating profit:
  Interest expense                    4,344     4,312     8,301     8,699
  Currency exchange gain               (108)      (77)     (152)      (67)
  Other expenses-net                  2,274     1,823     4,731     3,189
  Eliminations                          340        75       846       164
                                   ________   _______  ________   _______
     Total deductions                 6,850     6,133    13,726    11,985
                                   ________   _______  ________   _______

Earnings before income taxes          4,431     2,471     7,657     3,946
Income taxes                          1,387       508     2,263       799
                                   ________   _______  ________   _______
Net earnings                       $  3,044   $ 1,963  $  5,394  $  3,147
                                   ========   =======  ========  ========
Backlog                                                $247,260  $216,966
                                                       ========  ========

Operating profit for each segment consists of total revenue less cost of sales and segment specific operating expenses. In calculating net earnings for each segment, deductions from operating profit have been charged to the respective segments by being directly identified with a segment or allocated on the basis of sales.

Fiscal 1996 Second Quarter Compared with
Fiscal 1995 Second Quarter

Net sales for the second quarter of fiscal 1996 were $107 million, an increase of 16.9% over last fiscal year's second quarter. Net sales for the Domestic Controls segment were $71.6 million, 18.0% above net sales of $60.7 million a year ago. The Domestic Controls segment sales increase is attributable to increased sales of mechanical controls in both the Commercial and Military Aircraft product lines, higher satellite and space propulsion controls within the Space and Missiles product line, and growth in electric drives sales in the Industrial Electronic Controls product line. For the International Controls segment, net sales increased 14.8% to $35.3 million in the fiscal 1996 second quarter compared with $30.7 million a year ago. The International Controls segment sales growth relates principally to stronger demand for Industrial Hydraulic Controls throughout Europe and, to a lesser degree, the December 1995 acquisition of the Ultra servovalve product line.

Other income was $.8 million in the second quarter of fiscal 1996 compared to $.4 million a year ago. The increase relates to license fees on a foreign military program.

Cost of sales for the second quarter of fiscal 1996 was $74.5 million, or 69.7% of net sales, compared to $63.2 million, or 69.2% of net sales in the prior fiscal year. The increase as a percentage of sales is primarily due to lower Industrial Hydraulic Controls product line margins due to a less favorable product mix as well as some pricing pressures.

Research and development expense was $4.7 million, 4.4% of net sales, for the second quarter of fiscal 1996, compared with $4.1 million or 4.5% of net sales in the second quarter of fiscal 1995. The increase in absolute terms relates to research in the U.S. on advanced actuation systems related to Military and Commercial Aircraft and in Germany on various hydraulic and electronic products.

Selling, general and administrative expenses were $19.6 million or 18.4% of sales, in the second quarter of fiscal 1996, compared to $17.5 million or 19.2% of sales the same period a year ago.
In absolute terms, the increase is attributable to higher sales levels, the Ultra acquisition, costs associated with stock appreciation rights on the non-qualified stock option plan, and consulting costs incurred by the German subsidiary related to enhancing manufacturing activities.

Operating profit for the Domestic Controls segment was $8.1 million in the second quarter of fiscal 1996, or 10.8% of segment sales. This compares with $5.8 million, or 9.2% of segment sales a year ago. The increase is attributable to the previously discussed 18.0% increase in net sales. For the International Controls segment, operating profit in the second quarter of fiscal 1996 was $3.2 million, or 8.0% of segment sales, compared to $2.8 million, or 8.7% of segment sales a year ago. The increase in absolute terms is a result of the increase in net sales, while the decline as a percentage of segment sales relates principally to a less favorable product mix and some pricing pressures.

Interest expense was $4.3 million in both the second quarter of fiscal 1996 and the second quarter of fiscal 1995. As a percentage of sales, interest expense declined to 4.1% of sales in the current quarter from 4.7% a year ago.

Income taxes are based upon an effective rate for the second quarter of fiscal 1996 of 31.3% compared to 20.6% for the second quarter of fiscal 1995. The effective tax rates reflect the utilization of net operating loss carryforwards available to the German subsidiary. The lower tax rate in fiscal 1995 reflected the fact that a larger proportion of fiscal 1995 second quarter earnings before taxes were generated by the German subsidiary relative to fiscal 1996.

As a result of the factors discussed above, net earnings for the second quarter of fiscal 1996 increased to $3.0 million, or $.40 per share, compared with $2.0 million, or $.25 per share, a year ago.

Fiscal 1996 Second Quarter Year-to-Date Compared with
Fiscal 1995 Second Quarter Year-to-Date

Net sales for the first six months of fiscal 1996 were $200 million, an increase of 12.2% over last fiscal year's second quarter. Net sales for the Domestic Controls segment were $135 million, 9.7% above net sales of $123 million a year ago. The Domestic Controls segment sales increase is attributable to increased sales in both the Commercial and Military Aircraft product lines, higher satellite and space propulsion controls within the Space and Missiles product line, and growth in electric drives sales in the Industrial Electronic Controls product line. For the International Controls segment, net sales increased 17.8% to $64.9 million in the first six months of fiscal 1996 compared with $55.1 million a year ago. The International Controls segment sales growth relates principally to stronger demand for Industrial Hydraulic Controls throughout Europe and, to a lesser degree, the December 1995 acquisition of the servovalve product line of Ultra Hydraulics Ltd.

Other income was $1.4 million in the first six months of fiscal
1996 compared to $.9 million a year ago. The increase relates to license fees on a foreign military program.

Cost of sales for the first six months of fiscal 1996 was $139 million, or 69.6% of net sales, compared to $125 million, or 70.2% of net sales in the prior fiscal year. The decrease as a percentage of sales is primarily due to the absence of transition costs in 1996 related to the Acquisition, in part offset by lower margins in the Industrial Hydraulic Controls product line for the International Controls segment as a result of a less favorable product mix and some pricing pressures in both European and Asian markets.

Research and development expense was $8.7 million or 4.3% of net sales, for the first six months of fiscal 1996, compared with $8.3 million or 4.7% of net sales in the same period of fiscal 1995. The increase relates to additional engineering effort in the U.S. on advanced actuation systems related to Military and Commercial Aircraft and in Germany on various hydraulic and electronic products during the second quarter of fiscal 1996.

Selling, general and administrative expenses were $37.4 million or 18.7% of sales, in the first six months of fiscal 1996, compared to $33.1 million or 18.5% of sales in the same period a year ago. The increase is attributable to higher sales levels, the Ultra acquisition, stock appreciation rights expense, and consulting costs incurred by the German subsidiary related to enhancing manufacturing activities.

Operating profit for the Domestic Controls segment was $15.6 million for the first six months of fiscal 1996, or 11.0% of segment sales. This compares with $12.2 million, or 9.5% of segment sales a year ago. The increase is attributable to the previously discussed 9.7% increase in net sales, and the absence in fiscal 1996 of transition costs associated with the Acquisition. For the International Controls segment, operating profit for the first six months of fiscal 1996 was $5.8 million, or 7.9% of segment sales, compared to $3.8 million, or 6.6% of segment sales a year ago. The increase in absolute terms is a result of the increase in net sales due to improved capital goods market conditions.

Interest expense was $8.3 million for the first six months of fiscal 1996, compared with $8.7 million for the same fiscal 1995 period. In absolute terms, the decrease is due to lower average debt levels. As a percentage of sales, interest expense declined to 4.1% of sales in the current quarter from 4.9% a year ago.

Income taxes are based upon an effective rate for the first six months of fiscal 1996 of 29.6%, compared to 20.2% for the same fiscal 1995 period. The effective tax rates reflect the utilization of net operating loss carryforwards available to the German subsidiary. The lower tax rate in fiscal 1995 reflected the fact that a larger proportion of fiscal 1995 earnings before taxes were generated by the German subsidiary relative to fiscal 1996.

As a result of the factors discussed above, net earnings for the first six months of fiscal 1996 increased to $5.4 million, or $.70 per share compared with $3.1 million, or $.40 per share, a year ago.

Financial Condition and Liquidity

On May 14, 1996, the Company completed the Recapitalization which is expected to increase its operating and financial flexibility.
The principal elements of the Recapitalization were:

     (1) The amendment on May 13, 1996 and March 22, 1996 of the Company's Bank Credit Facility pursuant to which the lenders thereunder consented to consummation of the Recapitalization and the parties agreed to amend certain financial covenants.

     (2) The Debenture Redemption on April 26, 1996 of the Company's 9-7/8% Convertible Debentures using funds available under the Bank Credit Facility. Of the total principal balance outstanding of $18,000 on April 26, 1996, principal of $17,858 was redeemed with $142 of principal converted into 6,204 Class A Common shares.

     (3) The completion on May 14, 1996 of the $120,000 Offering of 10% Senior Subordinated Notes due 2006, the proceeds of which were approximately $116,250 million net of discounts, commissions and estimated expenses of the Offering. The Notes have a single maturity with the aggregate principal amount due on May 1, 2006. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2001 initially at 105% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after May 1, 2003. The Company used such net proceeds to:

          (a) Repurchase 714,600 shares of its Class A Common Stock, representing 11.8% of the outstanding shares of Class A Common Stock (9.3% of total Common Stock outstanding), from Seneca Foods Corporation for a purchase price of $12,863, or $18 per share;

          (b) Prepay in its entirety the principal balance of $16,400 on the Company's 10-1/4% Note;

          (c) Repay approximately $86,481 of its revolving borrowings under the Bank Credit Facility, which includes $17,858 borrowed for the Debenture Redemption;
          and

          (d) Pay prepayment and amendment fees of $506 incurred in connection with the Recapitalization.

As of March 31, 1996, the Company (excluding its subsidiaries) had $171.7 million of total debt of which $153.7 million was senior debt. As of March 31, 1996, on a proforma basis after giving effect to the Recapitalization, the Company (excluding its subsidiaries) would have had $188.9 million of total debt outstanding, of which $68.9 million would have been senior debt. Of the $68.9 million of proforma senior debt as of March 31, 1996, approximately $64.1 million would have been borrowings under the Bank Credit Facility. The Company believes it will be able to reduce interest costs through lower interest rates on the outstanding borrowings under the Bank Credit Facility during the third quarter of fiscal 1996.

Scheduled periodic principal payments of long-term debt for the next five years are presented below compared with the revised principal payments of long-term debt after giving effect to the Recapitalization.

($ in millions)          Maturities of Long-Term Debt

  Fiscal        Before                After           Increase
   Year     Recapitalization     Recapitalization    (Decrease)

  1996          $ 7.1               $  6.4             $( .7)
  1997           13.6                  9.2              (4.4)
  1998           18.3                 13.9              (4.4)
  1999           12.7                  8.3              (4.4)
  2000           12.3                  7.9              (4.4)

Cash provided by operating activities was $8.8 million for the first six months of fiscal 1996 compared to cash provided of $1.0 million in the same period for fiscal 1995. The principal factors contributing to the increase in cash provided were higher net earnings and relatively higher non-cash provisions for contract losses and inventory obsolescence primarily attributable to increasing levels and aging of inventories.

As of March 31, 1996, the Company had worldwide unused lines of credit of $52.2 million, plus cash and cash equivalents of $9.7 million. After giving effect to the Recapitalization, the Company would have had $121 million of unused capacity under its various credit facilities. The Company had worldwide unused lines of credit of $56.9 million and cash and cash equivalents of $7.6 million at September 30, 1995.

Consolidated assets at March 31, 1996 increased to $438 million compared with $425 million at September 30, 1995. The increase was principally due to the acquisition of Ultra in December 1995 and increases in inventory levels to reduce customer lead times.

Capital expenditures for the first six months of fiscal 1996 were $5.4 million compared with depreciation and amortization of $9.9 million. Capital expenditures in the first six months of fiscal 1995 were $3.7 million compared with $9.8 million of depreciation and amortization. Capital expenditures in fiscal 1996 are expected to remain below depreciation and amortization levels.

Debt includes long-term debt and the 9-7/8% Convertible
Debentures. The percentage of debt to capitalization at March 31, 1996 was 61.6% and at September 30, 1995 was 61.8%. After giving effect to the Recapitalization, the percentage of debt to total capitalization would be 67.1% at March 31, 1996.

Working capital at March 31, 1996 was $173 million compared with $167 million at September 30, 1995. The increase in working capital principally relates to increased inventory levels. The current ratio was 2.68 at March 31, 1996, compared to 2.76 at September 30, 1995.

With respect to the Bank Credit Facility, the Company amended the facility on November 14, 1995, increasing the total facility to $165 million, consisting of a $135 million revolving credit facility and a $30.0 million term loan. The term loan is for a six year period, with quarterly principal payments commencing in October 1996. The revolving credit facility is available through October 2000. The Bank Credit Facility currently provides for interest at LIBOR plus 1.75%. To provide protection from interest rate increases, the Company entered into $100 million of interest rate swap arrangements which began in 1994 and had the effect of converting $100 million into fixed rate debt over two years at approximately 8.0%.

The Bank Credit Facility is secured by substantially all of the Company's domestic assets, including the common shares of all domestic and foreign subsidiaries. The Bank Credit Facility includes customary covenants, including interest coverage, payment coverage, maintenance of tangible net worth to total liabilities, and limits on capital expenditures and acquisitions. The Notes, which are unsecured, include customary covenants, including limitations on indebtedness, restricted payments, and dividends, among others.

Recent Accounting Pronouncements

The Company is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed of," and SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997. The Company does not believe that the adoption of either standard will have a material effect on the fiscal 1997 consolidated financial statements.

Backlog

Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months. Backlog was $247 million at March 31, 1996 compared with $238 million at September 30, 1995 and $217 million at March 31, 1995. Backlog for the Domestic Controls segment as $202 million at March 31, 1996 compared with $196 million at September 30, 1995 and with $169 million at March 31, 1995. The increase in Domestic Controls backlog from a year ago related to new orders principally on the B-2 program, strong growth in Space and Missiles products, along with higher electrical drive order levels. International Controls segment backlog was $45.2 million at March 31, 1996 compared with $42.0 million at September 30, 1995 and with $47.8 million at March 31, 1995. The International Controls backlog decline from a year ago is due entirely to currency fluctuations.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          From time to time, the Company is named as a defendant in legal actions arising in the normal course of business. The Company is not a party to any pending legal proceeding the resolution of which management believes will have a material adverse effect on the Company's results of operations or financial condition or, except as discussed herein, to any pending legal proceedings other than ordinary, routine litigation incidental to its business.

          In early 1988, Moog entered into a transaction (the "1988 Transaction") with William C. Moog, its then founder, chairman and largest shareholder, pursuant to which Mr. Moog exchanged all his common stock in the Company for sole ownership of Moog's domestic industrial business and its automotive systems activities. The newly formed business transferred to Mr. Moog was called Moog Controls Inc. ("MCI"). In 1994, Mr. Moog transferred his interest in and control of MCI to an unrelated company currently controlled by International Motion Controls Inc. The capital stock of MCI is now held by a partnership in which William C. Moog is a limited partner. Mr. Moog is the father-in-law of Richard A. Aubrecht, an officer and director of the Company.

          At the time of the 1988 Transaction, Moog was a beneficiary of certain agreements with the Power Authority of the State of New York ("PASNY"), pursuant to which the Company was entitled to purchase electric power at advantageous rates. In the course of the 1988 Transaction, an ancillary agreement was entered into which provided that MCI would be able to take credits against future rent and services payments to Moog. MCI never took the credits. Moog regards the ancillary agreement as having been waived or discharged and of no further force or effect. In 1995, under its new ownership, MCI began an action against Moog in New York State Supreme Court which seeks the economic benefits of the ancillary agreement. Moog answered the complaint and has defended the lawsuit, alleging, inter alia, that MCI, by its inaction over a course of seven years, waived any rights it may have had under the ancillary agreement.

          Also, as part of the 1988 Transaction, Moog and MCI entered into a Trade Name License Agreement ("TNLA") pursuant to which MCI was licensed to use the words "Moog Controls" and "Moog Controls Inc." to identify itself and its business. The TNLA recognized that Moog is the exclusive registrant for the trademark and service mark "Moog." It further recognized that all use of the word "Moog" by MCI should inure solely to the benefit of Moog. The TNLA did not express any particular duration or geographic scope, but did prohibit its assignment or sublicense.

          In late 1995, Moog Italiana S.r.l., Moog's indirect, wholly owned subsidiary, sought preliminary relief against MCI's Italian distributor for MCI's use of the Moog name in Italy. As a consequence of the action commenced by Moog Italiana S.r.l., MCI sued Moog in United States District Court, seeking a declaration of its rights under the TNLA and preliminary and permanent injunctions directing Moog to compel its foreign subsidiaries not to bring actions which would affect MCI's right to use the Moog name in their respective jurisdictions. Moog has moved to dismiss the MCI action for lack of subject matter jurisdiction. On February 28, 1996, Moog notified MCI that Moog was terminating the TNLA and granting MCI until August 31, 1996, to use its existing supplies of materials imprinted with the Moog name. It is anticipated that MCI will challenge this termination. Motions addressed to the jurisdiction of the District Court and other preliminary issues are currently pending before the court.

          During fiscal 1995, the Company sold to MCI products and services in the amount of $1.8 million and purchased from MCI products and services in the amount of $2.1 million. In light of the adversarial proceedings between Moog and MCI, the level of these transactions has decreased significantly.

          On March 25, 1996, a complaint was filed in the Superior Court of the State of California for the County of Los Angeles by certain former employees at the Aerospace Equipment Division of AlliedSignal against AlliedSignal, Moog, a named employee of AlliedSignal and unnamed employees of both companies. The complaint alleges a number of claims related to age discrimination in connection with the termination of the plaintiff's employment by AlliedSignal, and by Moog after the transfer of such former employees from AlliedSignal to Moog in connection with the Acquisition. The complaint seeks general, special and punitive damages and attorneys' fees in unspecified amounts and such other relief as the court deems appropriate. The Company intends to vigorously defend this action and does not believe that it will have a material adverse effect upon its financial condition.

          Environmental Matters

          The Company's operations and properties are subject to federal, state and local environmental and health and safety laws and regulations, including those relating to the handling, generation, emission, discharge, treatment, storage and disposal of hazardous and non-hazardous materials and wastes. The Company has a permit to discharge wastewater from its East Aurora facility, which in 1994 was revised by the New York

          State Department of Environmental Conservation ("DEC") to substantially lower its effluent limitations. Over the past two years, the Company has cooperated with the DEC by investigating this matter and preparing an appropriate action plan in response to the permit. In February 1996, the DEC formally notified the Company that it believes the Company has exceeded the limits imposed by the permit. The DEC requested that the Company enter into an order on consent relative to alleged non-compliance with respect to the wastewater discharges, and indicated that if the Company did not do so, the DEC would initiate an enforcement action.
          In March 1996, the Company proposed, in lieu of entering into a consent order, that certain immediate action be taken to treat the wastewater discharges and address this matter. The DEC has not yet responded to the Company's proposal and the Company currently expects to implement its proposal after receiving a DEC response. Whether or not a consent order is entered into, the Company expects the cost of any required corrective action to be less than $100,000. There can be no assurance that the DEC will refrain from enforcement action, which could include monetary sanctions, with respect to this matter.

          The Company has also recently become aware of an interpretation of certain state regulations in California pursuant to which its Torrance facility, acquired in the Acquisition, should have had a permit from the California Department of Toxic Substances Control ("DTSC") for the treatment of hazardous substances. The Company is working with the DTSC staff to obtain a variance from this regulation.

          The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA," also commonly referred to as "Superfund") authorizes the federal and state governments and private parties to take action with respect to releases and threatened releases of hazardous substances and provides a cause of action to recover the response costs from certain statutorily responsible parties. The federal government may also order responsible parties to take remedial action directly. Liability under CERCLA may be joint and several among responsible parties. The Company, over the past five years, has been named as a potentially responsible party ("PRP") with respect to three Superfund sites. The clean up actions with regard to the three Superfund sites have been completed, and the Company's share of the related costs was not significant. No further actions have been initiated by federal or state regulators. In addition, the Company was notified in August 1993 by a PRP group at a site related to one of the Superfund sites referenced above that it will seek contribution from the Company to the extent the PRP group is responsible for remediation costs. In late March 1996, the Company was notified of a proposed de micromis settlement with respect to waste claimed to have been generated by formerly owned operations. The Company is also in the process of voluntarily remediating an area identified in 1994 at a Company-owned facility leased to a third party.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          a.   Exhibits.

               None.

          b.   Reports on Form 8-K.

               On March 28, 1996, the Company filed an Item 5
               Report on Form 8-K.

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          Moog Inc.
                                        (Registrant)


Date:     May 15, 1996        By       S/Robert R. Banta/S
                                Robert R. Banta
                                Executive Vice President
                                Chief Financial Officer
                                (Principal Financial Officer)



Date:     May 15, 1996        By      S/Donald R. Fishback/S
                                Donald R. Fishback
                                Controller
                                (Principal Accounting Officer)