Form 10-K/A
period 1995-09-30
MOOG INC
filed 1996-06-26
CIK 67887

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

The number of shares of Common Stock outstanding as of the close of business on the latest practicable date, December 8, 1995 was:
Class A 6,049,538   Class B 1,677,814.

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

          3.   EXHIBITS

     Exhibit No.

          24        Consent of Accountants

          28        Information, Financial Statements and
                    Exhibits required by Form 11-K for the
                    Moog Inc. Savings and Stock Ownership Plan

                         SIGNATURE PAGE


          The undersigned registrant hereby amends the following items, financial statements and exhibits of its Annual Report for its fiscal year ended September 30, 1995 on Form 10-K as set forth in the pages attached hereto:

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


Date:  June 17, 1996

                              MOOG INC.

                         Index to Exhibits


Exhibit No.    Description                        Page Number

     24        Consent of Accountants                  6

     28        Information, Financial Statements       8
               and Exhibits required by Form 11-K
               for the Moog Inc. Savings and Stock
               Ownership Plan

                              Exhibit 24
                         Consent of Accountants

                 CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Moog Inc.:


We consent to incorporation by reference in the Registration Statements (No. 33-62968, 33-20069, 33-33958, 33-36722, 33-36721
and 33-57131) on Form S-8 of Moog Inc. of our report dated
March 20, 1996, relating to the statements of net assets available for benefits of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1995 and 1994, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended September 30, 1995 which report appears in Amendment No. 1 to the Form 10-K of Moog Inc. for the year ended September 30, 1995.

                              KPMG PEAT MARWICK LLP


Buffalo, New York
June 26, 1996

                              Exhibit 28
               Moog Inc. Savings and Stock Ownership Plan
                    Financial Statements and Schedules

                        MOOG INC. SAVINGS
                    AND STOCK OWNERSHIP PLAN

               Financial Statements and Schedules

                September 30, 1995, 1994 and 1993


           (With Independent Auditors' Report Thereon)

                        MOOG INC. SAVINGS
                    AND STOCK OWNERSHIP PLAN

                              Index




Independent Auditors' Report


Statement of Net Assets Available for Benefits with
  Fund Information as of September 30, 1995

Statement of Net Assets Available for Benefits with
  Fund Information as of September 30, 1994

Statement of Changes in Net Assets Available for
  Benefits with Fund Information for the year ended September 30, 1995

Statement of Changes in Net Assets Available for
  Benefits with Fund Information for the year ended September 30, 1994

Statement of Changes in Net Assets Available for
  Benefits with Fund Information for the year ended September 30, 1993


Notes to Financial Statements

                                                         Schedule

Item 27a - Schedule of Assets Held for
  Investment Purposes - September 30, 1995                   1

Item 27d - Schedule of Reportable Transactions  -
  Year ended September 30, 1995                              2



                          *  *  *  *  *

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Moog Inc. Savings and Stock Ownership
Plan as of September 30, 1995 and 1994, and the changes in net assets available for benefits for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles.

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

Buffalo, New York
March 20, 1996

                                                         MOOG INC. SAVINGS
                                                     AND STOCK OWNERSHIP PLAN

                                          Statement of Net Assets Available for Benefits
                                                       with Fund Information

                                                        September 30, 1995

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

Investments:
 At fair value (note 3):
  Money market fund
   (cost of $3,667,702)    $    -      3,667,702     -           -           -           -       -             -         3,667,702
  Vanguard Windsor fund
   (cost of $15,778,090)        -          -     19,018,933      -           -           -       -             -        19,018,933
  Fidelity Puritan Fund
   (cost of $4,761,670)         -          -         -      5,023,234        -           -       -             -         5,023,234
  AlliedSignal, Inc. common
   stock (cost of $10,918,736)
   (note 1(a))                  -          -         -           -     12,423,658        -       -             -        12,423,658
  Employee loans receivable     -          -         -           -           -       690,800     -             -           690,800
  Moog Inc. Class A common
   stock (cost of $711,676)                                                                     895,258        -           895,258
  Moog Inc. Class B common
   stock (cost of $6,508,043)
   (note 6)                     -          -         -           -           -           -    6,585,695   1,012,833      7,598,528
 At contract value - guaranteed
  investment contracts     14,701,126      -         -           -           -           -       -             -        14,701,126
                           __________  _________ __________ _________  __________  _________  _________   _________     __________
    Total investments      14,701,126  3,667,702 19,018,933 5,023,234  12,423,658    690,800  7,480,953   1,012,833     64,019,239
                           __________  _________ __________ _________  __________  _________  _________   _________     __________

Accrued investment income         361                    33      -            250        -           21        -               665

Cash                          262,829      5,323     29,193      -        171,971        -       16,444          14        485,774
                           __________  _________ __________ _________  __________  _________  _________   _________     __________
    Total assets           14,964,316  3,673,025 19,048,159 5,023,234  12,595,879    690,800  7,497,418   1,012,847     64,505,678
                           __________  _________ __________ _________  __________  _________  _________   _________     __________

      Liabilities

Due to broker                  -           -         29,193      -              5        -       -             -            29,198

Note payable (note 4)          -           -         -           -           -           -       -        1,113,652      1,113,652
                           __________  _________ __________ _________  __________    _______  _________   _________     __________
    Total liabilities          -           -         29,193      -              5        -       -        1,113,652      1,142,850
                           __________  _________ __________ _________  __________    _______  _________   _________     __________

    Net assets (deficit)
     available for
     benefits             $14,964,316  3,673,025 19,018,966 5,023,234  12,595,874    690,800  7,497,418    (100,805)    63,362,828
                           ==========  ========= ========== =========  ==========  ========   =========   =========     ==========

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

Investments:
 At fair value (note 3):
  Money market fund
   (cost of $3,370,695)    $    -      3,370,695     -           -           -           -       -             -         3,370,695
  Vanguard Windsor fund
   (cost of $13,322,533)        -          -     14,105,974      -           -           -       -             -        14,105,974
  Fidelity Puritan Fund
   (cost of $4,316,890)         -          -         -      4,159,826        -           -       -             -         4,159,826
  AlliedSignal, Inc. common
   stock (cost of $13,583,438)
   (note 1(a))                  -          -         -           -     12,141,027        -       -             -        12,141,027
  Employee loans receivable     -          -         -           -           -     1,122,941     -             -         1,122,941
  Moog Inc. Class B common
   stock (cost of $5,077,290)
   (note 6)                     -          -         -           -           -           -    4,172,305   1,050,580      5,222,885
 At contract value - guaranteed
  investment contracts     13,425,910      -         -           -           -           -       -             -        13,425,910
                           __________  _________ __________ _________  __________  _________  _________   _________     __________

    Total investments      13,425,910  3,370,695 14,105,974 4,159,826  12,141,027  1,122,941  4,172,305   1,050,580     53,549,258

Accrued investment income          15      3,915        250      -           -           -          899        -             5,079

Cash                              160      -         40,927      -         65,390        -      785,187          13        891,677
                           __________  _________ __________ _________  __________  _________  _________   _________     __________
    Total assets           13,426,085  3,374,610 14,147,151 4,159,826  12,206,417  1,122,941  4,958,391   1,050,593     54,446,014
                           __________  _________ __________ _________  __________  _________  _________   _________     __________


      Liabilities

Due to broker                  -           -         40,927      -           -           -           23        -            40,950

Note payable (note 4)          -           -         -           -           -           -       -        1,531,861      1,531,861
                           __________  _________ __________ _________  __________    _______  _________   _________     __________
    Total liabilities          -           -         40,927      -           -           -           23   1,531,861      1,572,811
                           __________  _________ __________ _________  __________    _______  _________   _________     __________

    Net assets (deficit)
     available for
     benefits             $13,426,085  3,374,610 14,106,224 4,159,826  12,206,417  1,122,941  4,958,368    (481,268)    52,873,203
                           ==========  ========= ========== =========  ==========  ========   =========   =========     ==========

See accompanying notes to financial statements.



                                                         MOOG INC. SAVINGS
                                                     AND STOCK OWNERSHIP PLAN

                                                Statement of Changes in Net Assets
                                           Available for Benefits with Fund Information

                                                   Year ended September 30, 1995

                                               Savings Component                                 Stock Ownership Component
                              Fixed      Money     Common              AlliedSignal
                              interest   market    stock     Balanced      stock       Loan
          Assets              fund       fund      fund        fund        fund        fund   Allocated   Unallocated     Total

Employee contributions   $  1,223,866     322,955  1,838,051    715,626     -             -    1,320,163     -          5,420,661
Employer contributions        -             6,886      -         -          -             -         -         676,515     683,401
Employee rollover
  Contributions                 4,464        -         -         -          -             -         -        -              4,464
                         ____________   _________ __________  _________   __________ _________  _________    _________ __________

     Total contributions    1,228,330     329,841  1,838,051    715,626       -           -    1,320,163      676,515   6,108,526
                         ____________   _________ __________  _________   __________ _________  _________    _________ __________
Investment income:
  Interest                    834,797     201,777      2,298         75       36,960      -        7,327      -         1,083,234
  Dividends                   -              -         -         -           246,422      -         -         -           246,422
  Net appreciation in fair
   value of investments,
   including realized gains
   and losses                 -              -     3,888,055    613,440    3,129,891      -       971,259     162,970   8,765,615
                         ____________   _________ __________  _________   __________ _________  _________    _________ __________
     Net investment
      income                  834,797     201,777  3,890,353    613,515    3,413,273      -       978,586     162,970  10,095,271
                         ____________   _________ __________  _________   __________ _________  _________    _________ __________
     Total additions        2,063,127     531,618  5,728,404  1,329,141    3,413,273      -     2,298,749     839,485  16,203,797

Distributions              (1,284,148)   (422,948)  (787,612)  (506,668)  (2,252,053)     -      (363,833)    -        (5,617,262)
Interest expense              -              -         -         -              -         -         -         (96,910)    (96,910)
Transfers among funds and
 loan repayments              759,252     189,745    (28,050)    40,935     (771,763) (432,141)   604,134    (362,112)      -
                         ____________   _________ __________  _________   __________ _________  _________    _________ __________
Increase (decrease) in
 net assets available
 for benefits               1,538,231     298,415  4,912,742    863,408      389,457  (432,141) 2,539,050     380,463  10,489,625

Net assets (deficit)
 available for benefits:
 Beginning of year         13,426,085   3,374,610 14,106,224  4,159,826   12,206,417 1,122,941  4,958,368    (481,268) 52,873,203
                         ____________   _________ __________  _________   __________ _________  _________    _________ __________
 End of year             $ 14,964,316   3,673,025 19,018,966  5,023,234   12,595,874   690,800  7,497,418    (100,805) 63,362,828
                         ============   ========= ==========  =========   ========== =========  =========    ========= ==========


See accompanying notes to financial statements.

                                                         MOOG INC. SAVINGS
                                                     AND STOCK OWNERSHIP PLAN

                                                Statement of Changes in Net Assets
                                           Available for Benefits with Fund Information

                                                   Year ended September 30, 1994

                                               Savings Component                                 Stock Ownership Component
                              Fixed      Money     Common              AlliedSignal
                              interest   market    stock     Balanced      stock       Loan
          Assets              fund       fund      fund        fund        fund        fund   Allocated   Unallocated     Total

Employee contributions   $  1,086,729     278,066  1,655,861    435,805     -             -      608,839      -         4,065,300
Employer contributions        -              -         -         -          -             -         -         193,559     193,559
Employee rollover
  Contributions                 2,318        -         2,317     -          -             -         -         -             4,635
Transfer of assets acquired
 from another plan
 (note 1(a))                2,691,105     427,299  1,514,818  2,330,115   13,691,533 1,214,068   647,949      -        22,516,887
                         ____________   _________ __________  _________   __________ _________  _________    _________ __________
     Total contributions    3,780,152     705,365  3,172,996  2,765,920   13,691,533 1,214,068 1,256,788      193,559  26,780,381
                         ____________   _________ __________  _________   __________ _________  _________    _________ __________
Investment income (loss):
  Interest                    593,234     112,638      2,802          4         -         -        3,969      -           712,647
  Dividends                   -              -         -         -            65,389      -         -         -            65,389
  Net appreciation (depreciation)
   in fair value of investments,
   including realized gains
   and losses                 -              -       383,643     21,687   (1,550,505)     -     1,161,657     342,945     359,427
                         ____________   _________ __________  _________   __________ _________  _________    _________ __________
     Net investment
      income (loss)           593,234     112,638    386,445     21,691   (1,485,116)     -     1,165,626     342,945   1,137,463
                         ____________   _________ __________  _________   __________ _________  _________    _________ __________
     Total additions        4,373,386     818,003  3,559,441  2,787,611   12,206,417 1,214,068  2,422,414     536,504  27,917,844

Distributions                (441,742)   (118,408)  (235,054)   (42,606)        -         -      (139,085)    -          (976,895)
Interest expense              -              -         -         -              -         -         -         (81,169)    (81,169)
Transfers among funds and
 loan repayments           (1,352,381)   (442,600)   361,762  1,414,821         -      (91,127)   208,462     (98,937)      -
                         ____________   _________ __________  _________   __________ _________  _________    _________ __________

Increase in net assets
 available for benefits     2,579,263     256,995  3,686,149  4,159,826   12,206,417 1,122,941  2,491,791     356,398  26,859,780

Net assets (deficit)
 available for benefits:
 Beginning of year         10,846,822   3,117,615 10,420,075     -              -         -     2,466,577    (837,666) 26,013,423
                         ____________   _________ __________  _________   __________ _________  _________    _________ __________

 End of year             $ 13,426,085   3,374,610 14,106,224  4,159,826   12,206,417 1,122,941  4,958,368    (481,268) 52,873,203
                         ============   ========= ==========  =========   ========== =========  =========    ========= ==========


See accompanying notes to financial statements.






                                                         MOOG INC. SAVINGS
                                                     AND STOCK OWNERSHIP PLAN

                                                Statement of Changes in Net Assets
                                           Available for Benefits with Fund Information

                                                   Year ended September 30, 1993

                                                       Savings Component                Stock Ownership Component
                                              Fixed          Money       Common
                                             Interest        market       stock
                                               fund           fund        fund       Allocated   Unallocated    Total

Employee contributions                      $ 1,373,654      402,948    1,257,383      299,212        --      3,333,197
Employer contributions                            --           --           --            --       213,840      213,840
                                            ___________    _________   __________    _________  __________   __________
      Total contributions                     1,373,654      402,948    1,257,383      299,212     213,840    3,547,037
                                            ___________    _________   __________    _________  __________   __________
Investment income:
   Interest                                     648,965      102,467        1,246          273        --        752,951
   Change in net unrealized appreciation
    in fair value of investments                  --            --      2,107,081      704,145     263,185    3,074,411
                                            ___________    _________   __________    _________  __________   __________
      Investment income                         648,965      102,467    2,108,327      704,418     263,185    3,827,362
                                            ___________    _________   __________    _________  __________   __________
      Total additions                         2,022,619      505,415    3,365,710    1,003,630     477,025    7,374,399

Distributions                                  (585,317)    (285,021)    (384,831)     (78,922)       --     (1,334,091)
Interest expense                                   --          --            --           --       (66,784)     (66,784)

Transfers among funds                          (233,777)    (320,924)     548,780       89,171     (83,250)        --
                                            ___________    _________   __________    _________  __________   __________
Increase (decrease) in net assets available
  for benefits                                1,203,525     (100,530)   3,529,659    1,013,879     326,991    5,973,524

Net assets (deficit) available for
  benefits:
  Beginning of year                           9,643,297    3,218,145    6,890,416    1,452,698  (1,164,657)  20,039,899
                                            ___________    _________   __________    _________  __________   __________
  End of year                               $10,846,822    3,117,615   10,420,075    2,466,577    (837,666)  26,013,423
                                            ===========    =========   ==========    =========  ==========   ==========
See accompanying notes to financial statements.

                        MOOG INC. SAVINGS
                    AND STOCK OWNERSHIP PLAN

                  Notes to Financial Statements

                September 30, 1995, 1994 and 1993



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



          The Company matches 25% (the Company Match) of employee contributions allocated towards the purchase of Company common stock. The Company Match may be paid in cash or shares of Company common stock. Shares of Company common stock used to satisfy the Company Match may be obtained through unallocated shares owned by the Plan.

          The Company also contributes in cash an amount sufficient to service the Stock Ownership Component's note payable (note 6).

     (d)  Participants' Accounts

          A separate account is maintained for each Plan participant. Investment income is credited to each participant's account in proportion to the average balance of the account to the total average fund balance. Participants' accounts are fully and immediately vested. In the event of termination of service, a participant, or his or her beneficiary, is paid 100% of the vested account balance. Participants may transfer all or part of their accounts among investment options except that no funds may be transferred from the Moog Stock Fund or between the Fixed Interest Fund and Money Market Fund.

          The total number of employees participating in the plan as of September 30, 1995 and 1994 was 2,139 and 2,260, respectively.

     (e)  Administrative Expenses

          Costs of administering the Plan are paid by the Company.

(2)  Summary of Significant Accounting Policies

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








(3)  Investments

          Plan assets are held and managed by Mellon Bank N.A., the Plan trustee. A description of the assets of the Plan follows:

     Savings Component

     (a) Fixed Interest Fund - Guaranteed investment contracts with insurance companies providing for interest at fixed rates. At September 30, 1995 and 1994, the Fund is comprised as follows:

                                                  September 30
                                                 1995      1994

John Hancock Group Annuity Contract,
5.1% guaranteed investment contract
maturing December 1996                     $4,584,916   6,746,798

Allstate Life Insurance, 5.48%
guaranteed investment contract
maturing in December 1996                   2,653,690   2,810,149

CNA Life Insurance Co., 8.0%
guaranteed investment
contract maturing in January 1998           7,462,520       -

NY Life Insurance, 5.8% guaranteed
investment contract which matured
in January 1995                                  -      3,868,963
                                          ___________  __________
                                          $14,701,126  13,425,910
                                          ===========  ==========

     (b) Money Market Fund - Common trust fund invested in short-term money market instruments such as U.S.
          Treasury bills and insured certificates of deposit with major banks.

     (c)  Common Stock Fund - 1,174,008 and 997,594 shares at
          September 30, 1995 and 1994, respectively, of the Vanguard Windsor Fund, a professionally managed, diversified common equity mutual fund.

     (d)  Balanced Fund - 299,358 and 270,998 shares at
          September 30, 1995 and 1994, respectively, of the Fidelity Puritan Fund, a professionally managed, diversified mutual fund with a balanced investment portfolio. This investment option became available in 1994.

     (e)  AlliedSignal Stock Fund - 281,556 and 355,781 shares at
          September 30, 1995 and 1994, respectively, of
          AlliedSignal, Inc. common stock. This fund resulted from the transfer of assets for Allied Participants and is not an investment option for Plan participants.



     (f)  Loan Fund - Loans outstanding from Allied participants
          (note 1).

     Stock Ownership Component

     (a)  Moog Inc. Class A Common Stock - 63,947 shares at
          September 30, 1995 allocated to participant accounts.

     (b)  Moog Inc. Class B Common Stock maintained as follows:

          (i)  The trustee holds 435,413 and 311,948
               allocated shares at September 30, 1995 and 1994, respectively.

          (ii) Stock not yet allocated to employees
               (unallocated). The trustee holds 66,969 and 78,548 unallocated shares at September 30, 1995 and 1994, respectively for eventual allocation (note 4).

     At September 30, 1995 each of the Savings Component investment funds and the Stock Component comprise more than 5% of the Plan's net assets available for benefits.

(4)  Employee Stock Ownership Loan

     The Company may loan monies to the Plan for the purpose of acquiring Company common stock. The common stock acquired is used to provide shares for eventual allocation.
     Repayment of loans are funded by Company contributions based on a formula related to the number of shares allocated to participants annually and funds provided by employee contributions. Additional loans made in 1995 were $363,833.
     Loan repayments in 1995 and 1994 were $782,043 and $112,390, respectively The interest rate on the loan is equal to the rate on the Company's revolving debt (approximately 7.9% at September 30, 1995).

(5)  Federal Income Taxes

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





(6)  Plan Termination

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

                            September 30, 1995



                                                                   Fair or
                                                                   contract
Identity of issue          Description                   Cost       value

Fixed Interest Fund:
  John Hancock Group       5.1% guaranteed investment
    Annuity Contract        contract maturing in
                            December 1996             $4,584,916  4,584,916

  Allstate Life Insurance  5.48% guaranteed investment
    Guaranteed Investment   contract maturing in
    Contract                December 1996              2,653,690  2,653,690

  CNA Insurance Co.        8.0% guaranteed investment
    Guaranteed              contract maturing in
    Investment Contract     January 1998               7,462,520  7,462,520
                                                      __________ __________
      Total Fixed Interest Fund                       14,701,126 14,701,126

Money market fund          Mellon Bank* Temporary
                            Investment Fund            3,667,702  3,667,702

Common stock fund          1,174,008 shares of
                            Vanguard Windsor Fund     15,778,090 19,018,933

Balanced Fund              299,358 shares of Fidelity
                            Puritan Fund               4,761,670  5,023,234

AlliedSignal, Inc.         281,556 common shares      10,918,736 12,423,658

Loan Fund                  Employee loans receivable     690,800    690,800

Moog Inc.*                 63,947 Class A common
                            shares                       711,676    895,258

Moog Inc.*                 502,382 Class B common
                            shares                     6,508,043  7,598,528
                                                      __________ __________
    Total investments                                $57,737,843 64,019,239
                                                      ========== ==========


*Person named is a party-in-interest.






                                                                                                                    Schedule 2
                                                         MOOG INC. SAVINGS
                                                     AND STOCK OWNERSHIP PLAN

                                          Item 27d - Schedule of Reportable Transactions

                                                   Year ended September 30, 1995

                                                                                 Expense                     Current value
                                                                                 incurred       Cost          of asset on    Net
    Identity of                                Purchase    Selling    Lease       with          of            transaction    gain
   party involved      Description of asset     price       price     rental    transaction     asset            date       (loss)

Fidelity Puritan Fund  Mutual fund shares     $  927,609     --         --         --                                       --
Fidelity Puritan Fund  Mutual fund shares          --        677,642    --         --             683,388      677,642     (5,746)
Mellon Bank, N.A.*     Mutual fund shares      7,494,315     --         --         --             --              --        --
Mellon Bank N.A.*      Mutual fund shares          --      7,805,817    --         --           7,805,817    7,805,817      --
Vanguard Windsor Fund  Mutual fund shares      2,090,865     --         --         --             --              --        --
Vanguard Windsor Fund  Mutual fund shares         --       1,065,960    --         --             996,231    1,065,960     69,729
AlliedSignal, Inc.     Common Stock              664,638     --         --         --             --             --         --
AlliedSignal, Inc.     Common stock               --       2,594,581    --         --           2,442,054    2,594,581    152,527
Moog Inc.              Class B common shares   1,444,999     --         --         --             --             --         --
Moog Inc.              Class B common shares      --           6,099    --         --               5,844        6,099        255
Moog Inc.              Class A common shares     737,558     --         --         --             --             --         --
Moog Inc.              Class A common shares      --          32,091    --         --              25,882       32,091      6,209
CNA Insurance Co       Guaranteed investment
                         contracts             7,522,804     --         --         --             --             --         --
CNA Insurance Co       Guaranteed investment
                         contracts                --         440,619    --         --             440,619      440,619      --
John Hancock           Guaranteed investment
                         contracts               242,469     --         --         --             --            --          --
John Hancock           Guaranteed investment
                         contracts                --       2,661,097    --         --           2,661,097    2,661,097      --
NY Life                Guaranteed investment
                        contracts                 --       3,921,273    --         --           3,921,273    3,921,273      --
                                              ==========   =========  =======   ========        =========    =========   ========



*Person named is a party-in-interest.