Form 10-Q
period 1996-06-30
MOOG INC
filed 1996-08-14
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q
(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996

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

                                   Yes  [ X ]          No  [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

          Class                    Outstanding at August 7, 1996

Class A Common Stock, $1.00 par value        5,387,758  Shares
Class B Common Stock, $1.00 par value        1,567,775  Shares

                            MOOG INC.

                              INDEX





                                                        Page No.

PART I.   FINANCIAL INFORMATION                             3-20

          Consolidated Condensed Balance Sheets
          June 30, 1996 and September 30, 1995              4

          Consolidated Condensed Statements of Income
          Three Months Ended June 30, 1996 and 1995         5

          Consolidated Condensed Statements of Income
          Nine Months Ended June 30, 1996 and 1995          6

          Consolidated Condensed Statements of Cash Flows
          Nine Months Ended June 30, 1996 and 1995          7

          Notes to Consolidated Condensed Financial
          Statements                                        8-11

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations     12-20


PART II.  OTHER INFORMATION                                 21-25

          SIGNATURES                                        26

                 PART I:  FINANCIAL INFORMATION

                                MOOG INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands)

                                            Unaudited      Audited
                                              As of         As of
                                             June 30      September 30
                                               1996          1995
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                 $  7,726     $  7,576
   Receivables, net                           155,207      148,915
   Inventories (note 6)                       101,125       86,176
   Deferred income taxes                       16,918       16,816
   Prepaid expenses and other current assets    2,469        2,275
                                              _______      _______

      TOTAL CURRENT ASSETS                    283,445      261,758

PROPERTY, PLANT AND EQUIPMENT, net            134,038      139,131
PRODUCT LINE INTANGIBLES, net                  16,637       14,093
OTHER ASSETS                                   13,199        9,975
                                              _______      _______

TOTAL ASSETS                                 $447,319     $424,957
                                              =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                             $  4,045      $ 6,606
   Current installments of long-term debt
     (note 2)                                   6,567        7,080
   Accounts payable                            24,447       25,781
   Accrued salaries, wages and commissions     21,527       21,065
   Contract loss reserves                      12,526       12,872
   Other accrued liabilities                   16,739       11,433
   Customer advances                            8,846        9,936
                                              _______      _______
      TOTAL CURRENT LIABILITIES                94,697       94,773

LONG-TERM DEBT, less current installments
  (note 2)                                     85,446      158,075
LONG-TERM PENSION OBLIGATION                   25,465       23,794
OTHER LONG-TERM LIABILITIES                        85          430
DEFERRED INCOME TAXES                          19,652       19,674
SENIOR SUBORDINATED NOTES (note 2)            120,000            -
CONVERTIBLE SUBORDINATED DEBENTURES (note 2)        -       18,000
MINORITY INTEREST IN SUBSIDIARY COMPANY         1,503        1,575
                                              _______      _______
TOTAL LIABILITIES                             346,848      316,321
                                              _______      _______







SHAREHOLDERS' EQUITY (note 9)
   Preferred stock                                100          100
   Common stock                                 9,134        9,134
   Other shareholders' equity                  91,237       99,402
                                              _______      _______
      TOTAL SHAREHOLDERS' EQUITY              100,471      108,636
                                              _______      _______

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $447,319     $424,957
                                              =======      =======



See accompanying notes to Consolidated Condensed Financial Statements.







                                MOOG INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (dollars in thousands, except per share data)

                                 Unaudited
                                             Three Months Ended
                                                 June 30
                                           1996           1995
NET SALES                                $103,107      $ 99,450
OTHER INCOME                                  428           490
                                          _______       _______
                                          103,535        99,940
                                          _______       _______
COSTS AND EXPENSES
 Cost of sales                             70,534        71,281
 Research and development expenses          4,433         3,616
 Selling, general and administrative
     expenses                              19,369        18,295
 Interest expense                           4,822         4,291
 Foreign exchange loss (gain)                  58           (95)
 Other expenses                                20            81
                                          _______       _______
                                           99,236        97,469
                                          _______       _______

EARNINGS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                         4,299         2,471

INCOME TAXES                                1,277           166
                                          _______       _______
EARNINGS BEFORE EXTRAORDINARY ITEM          3,022         2,305

EXTRAORDINARY ITEM, LOSS FROM EARLY
  EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAXES OF $300 (note 4)        510             -
                                          _______       _______
NET EARNINGS                             $  2,512      $  2,305
                                          =======       =======
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE:

 Before Extraordinary Item                   $.40          $.30

  Extraordinary Item                          .07             -
                                          _______       _______
 Net Earnings                                $.33          $.30
                                          =======       =======

AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING (note 5) 7,549,666     7,722,209
                                        =========     =========


See accompanying notes to Consolidated Condensed Financial Statements.


                                MOOG INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (dollars in thousands, except per share data)
                                 Unaudited
                                              Nine Months Ended
                                                   June 30
                                           1996           1995
NET SALES                                $303,162      $277,739
OTHER INCOME                                1,784         1,410
                                          _______       _______
                                          304,946       279,149
                                          _______       _______
COSTS AND EXPENSES
 Cost of sales                            209,739       196,387
 Research and development expenses         13,118        11,908
 Selling, general and administrative
     expenses                              56,812        51,352
 Interest expense                          13,123        12,990
 Foreign exchange (gain)                      (94)         (162)
 Other expenses                               292           257
                                          _______       _______
                                          292,990       272,732
                                          _______       _______
EARNINGS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                        11,956         6,417

INCOME TAXES                                3,540           965
                                          _______       _______
EARNINGS BEFORE EXTRAORDINARY ITEM          8,416         5,452

EXTRAORDINARY ITEM, LOSS FROM EARLY
 EXTINGUISHMENT OF DEBT,
  NET OF INCOME TAXES OF $300 (note 4)        510             -
                                          _______       _______
NET EARNINGS                             $  7,906      $  5,452
                                          =======       =======
EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE:

 Before Extraordinary Item                  $1.08          $.71

  Extraordinary Item                          .07             -
                                          _______       _______
  Net Earnings                              $1.01          $.71
                                          _______       _______
AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
  (note 5)                              7,784,269     7,720,557
                                        =========     =========

See accompanying notes to Consolidated Condensed Financial Statements.




                                MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                          (dollars in thousands)

                                 Unaudited
                                                    Nine Months Ended
                                                         June 30
                                                  1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                    $  7,906       $  5,452
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
   Depreciation and amortization                    14,863         14,401
   Provisions for losses                             4,533          1,901
   Deferred income taxes                               410          1,197
   Other                                               141             97
   Changes in assets and liabilities
     providing (using) cash:
     Receivables                                    (8,876)       (16,119)
     Inventories                                   (18,114)        (6,341)
     Prepaid expenses and other assets                (987)         2,128
     Accounts payable and accrued expenses           1,311         (1,028)
     Other liabilities                               2,615            957
     Accrued income taxes                            1,911          1,030
     Customer advances                              (1,079)        (2,108)
                                                  ________       ________
   NET CASH PROVIDED BY
     OPERATING ACTIVITIES                            4,634          1,567
                                                  ________       ________
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase price reduction related to June 1994
   acquisition of hydraulic and mechanical
   actuation product lines of AlliedSignal, Inc.         -          9,200
  Acquisition of Ultra and Parker Hannifin
   product lines (note 7)                           (5,902)             -
  Purchases of property, plant and equipment        (7,543)        (6,725)
  Proceeds from sale of assets                         101            308
  Other                                                191            273
                                                  ________       ________
     NET CASH PROVIDED (USED) BY
       INVESTING ACTIVITIES                        (13,153)         3,056
                                                  ________       ________
CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in notes payable                     (2,786)        (2,269)
  Net payments on revolving lines of credit        (53,529)        (1,000)
  Proceeds from issuance of long-term debt           8,312          7,537
  Proceeds from issuance of senior
    subordinated notes (note 2)                    116,438              -
  Payments on long-term debt                       (27,305)        (9,344)
  Redemption of convertible subordinated
    debentures (note 2)                            (18,000)        (1,400)







  Dividends paid                                        (7)            (7)
  Purchase of outstanding shares for treasury      (14,465)             -
  Proceeds from issuance of treasury stock             263             59
                                                  ________       ________
    NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                           8,921         (6,424)
                                                  ________       ________
Effect of exchange rate changes on cash               (252)            74
                                                  ________       ________
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     150         (1,727)
Cash and cash equivalents at
  beginning of period                                7,576          7,561
                                                  ________       ________
Cash and cash equivalents at end of period       $   7,726      $   5,834
                                                  ========       ========


See accompanying notes to Consolidated Condensed Financial Statements.











                            MOOG INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            (dollars in thousands except share data)
                            Unaudited

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements fairly present the financial position of Moog Inc. as of June 30, 1996 and the results of its operations and cash flows for the three and nine months ended June 30, 1996 and 1995. The results of operations for the nine month period ended June 30, 1996 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to conform the 1995 financial statements with the current year presentation.

2.   On May 14, 1996, the Company completed a recapitalization
     (the "Recapitalization") which increases its operating and financial flexibility. The principal elements of the Recapitalization were:

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

          (3) The completion on May 14, 1996 of a $120,000 offering (the "Offering") of 10% Senior Subordinated Notes due 2006 (the "Notes"), the proceeds of which were approximately $116,438 net of discounts and expenses of the Offering. The Notes have a single maturity with the aggregate principal amount due on May 1, 2006. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2001 initially at 105% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after May 1, 2003. The Company used such net proceeds to:

               (a) Repurchase 714,600 shares of its Class A Common Stock, representing 11.8% of the outstanding shares of Class A Common Stock (9.3% of total Common Stock outstanding), from Seneca Foods Corporation for a purchase price of $12,863, or $18 per share;

               (b) Prepay in its entirety the principal balance of $16,400 on the Company's 10 1/4% Senior Secured
               Note due 2001 (the "10 1/4% Note");

               (c) Repay approximately $86,481 of its revolving borrowings under the Bank Credit Facility, which includes $17,858 borrowed for the Debenture
               Redemption; and

               (d) Pay prepayment and amendment fees of $506 incurred in connection with the Recapitalization.

     The Offering was made under Rule 144A and Regulation S of the Securities Act of 1933. Accordingly, the Notes were not registered under the Securities Act of 1933. Subsequently, the Company registered new Notes (the "New Notes") under the Securities Act of 1933 and has commenced an offer to exchange the Notes for the New Notes registered under the Securities Act of 1933. The exchange is being made only by means of a prospectus, and is currently scheduled to conclude on August 26, 1996.

3. The following proforma income statement amounts show the effect for the nine month period ended June 30, 1996 assuming that the Notes had been sold on October 1, 1995 and that net proceeds of $116,438 were used to repurchase 714,600 shares of the Company's Class A Common Stock for $12,863, prepay the balance then outstanding of $18,350 on the 10-1/4% Note, redeem $19,258 of the 9-7/8% Convertible Debentures, pay prepayment and amendment fees of $557 on the 10-1/4% Note and the Bank Credit Facility, with the remainder used to repay outstanding revolving borrowings under the Bank Credit Facility of $65,410. The proforma adjustments include $142 in principal of the 9-7/8% Convertible Debentures which was converted into 6,204 shares of Class A Common Stock. The reduction in net earnings for the proforma period reflects the net increase in interest and amortization expenses associated with Recapitalization. The proforma financial information does not purport to represent the Company's results of operations if the Recapitalization had in fact been consummated on October 1, 1995.

                                          Nine Months Ended
                                            June 30, 1996
                                        Actual         Proforma

     Net sales                          $300,162       $200,055

     Earnings before income taxes
      and extraordinary item              11,956          9,814

     Earnings before
      extraordinary item                   8,416          7,066

     Earnings per common and common
      equivalent share before
      extraordinary item                   $1.08           $.98

     Average common and common
      equivalent shares outstanding    7,784,269      7,194,854



4. In connection with the May 1996 prepayment in its entirety of the 10-1/4% Note, the Company incurred a prepayment fee and wrote off the related deferred debt issue costs. The result was an extraordinary loss of $510, net of an income tax benefit of $300.

5. Average Common and Common Equivalent Shares Outstanding include 263,529 and 221,415 common equivalent shares related to stock options for the three and nine month periods ending June 30, 1996, respectively. There were no common equivalent shares included in the calculation for the same three and nine month periods in the prior year.

6. Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation.
     Inventories are comprised of the following:

                                        June 30      September 30
                                          1996           1995

     Raw materials and purchased parts  $ 29,973       $ 23,028
     Work in process                      57,260         52,839
     Finished goods                       13,892         10,309
                                         _______        _______
                                        $101,125       $ 86,176
                                         _______        _______

7. On December 15, 1995 the Company purchased, for $5,012 net of cash acquired, the servovalve product line assets of Ultra Hydraulics Limited ("Ultra"). This product line traces its history back to a license granted by Moog in the 1950's. Over the past thirty years, the Ultra product line has benefited from numerous refinements to the original Moog designs and has developed a valuable customer network. Ultra, located in the United Kingdom, had worldwide sales of just under $5,000 in its latest fiscal year.

     On May 24, 1996, the Company acquired the space products line of Parker Hannifin Corporation for $.9 million. This acquisition broadens the Company's product offerings in this market.

     These acquisitions have been accounted for under the purchase method, and accordingly, the operating results for the product lines have been included in the Consolidated Condensed Statements of Income since the date of acquisition. The cost of the acquisitions has been preliminarily allocated on the basis of the estimated fair values of assets acquired and liabilities assumed. The acquisitions were financed with proceeds from the Bank Credit Facility. Intangible assets of $3,641 arising from the acquisitions are being amortized over twelve to fifteen years.

8. In addition to the cash flow information provided in the Consolidated Condensed Statements of Cash Flows, the following supplemental cash flow data is provided:

                                         Nine Months Ended
                                             June 30
                                        1996           1995
     Cash paid (received) during the
     period for:
          Interest                      12,449         $11,444
          Income taxes                   2,114          (3,510)

     Non cash investing and financing
     activities:
          Leases capitalized, net of
            leases terminated              597             261


9. The changes in shareholders' equity for the nine months ended June 30, 1996 are summarized as follows:

                                              Number of Shares
                                                       Class A   Class B
                                          Preferred    Common    Common
                               Amount      Shares       Stock     Stock
PREFERRED STOCK
  Beginning and end of period  $   100    100,000

COMMON STOCK
  Beginning and end of period    9,134                6,599,306  2,534,817

ADDITIONAL PAID-IN CAPITAL
  Beginning of period           47,709
  Issuance of treasury shares
    at less than cost               (3)
                               _______
  End of period                 47,706

RETAINED EARNINGS
  Beginning of period           64,125
  Net earnings                   7,906
  Preferred stock dividends         (7)
                               _______
  End of period                 72,024

TREASURY STOCK
  Beginning of period          (17,841)                (550,968)  (857,103)
  Treasury stock issued            266                   22,204          -
  Treasury stock acquired      (14,465)                (714,723)   (80,000)
                               _______                 ________   ________
  End of period                (32,040)              (1,243,487)  (937,103)







EQUITY ADJUSTMENTS
  Beginning of period            6,158
  Foreign currency translation  (2,054)
                               _______
  End of period                  4,104

LOAN TO SAVINGS AND STOCK
OWNERSHIP PLAN (SSOP)
  Beginning of period             (749)
  Payments received on loan
    to SSOP                        192
                               _______
  End of period                   (557)

TOTAL SHAREHOLDERS' EQUITY    $100,471    100,000     5,355,819  1,597,714
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

From time to time, the Company considers select acquisitions to achieve its strategies of broadening product lines, enhancing market share and improving manufacturing and engineering capabilities. In 1994, for example, Moog acquired certain hydraulic and mechanical actuation product lines of AlliedSignal located in Torrance, California (the "Acquisition"). Mechanical actuation products acquired include drive systems for the leading edge flaps on the F/A-18 C/D, F/A-18 E/F, V-22 Osprey and Boeing 777, and hydraulic actuation products acquired include the primary flight controls for the Boeing 747 and 757 and the Airbus A330 and A340. The Acquisition strengthened Moog's position in the actuation market and improved utilization of existing manufacturing facilities and overhead structure. The Acquisition added revenues of approximately $95.0 million in fiscal 1995.
The final purchase price, excluding $5.0 million for specified transition services, was $63.8 million. The transition services which ended in June 1995 principally related to computer services, engineering, and manufacturing support.

On December 15, 1995, the Company purchased, for $5.0 million net of cash acquired, the servovalve product line of Ultra Hydraulics Limited ("Ultra"). This product line traces its history back to a license granted by Moog in the 1950's. Over the past thirty years, the Ultra product line has benefited from numerous refinements to the original Moog designs and has developed a valuable customer network. Ultra, located in the United Kingdom, had worldwide sales of just under $5.0 million in its latest fiscal year. On May 24, 1996, the Company acquired the space product line of Parker Hannifin Corporation for $.9 million.
This acquisition broadens the Company's product offering in this market.

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

Cost of Sales. The principal elements of cost of sales are direct labor, raw materials and manufacturing overhead. The business requires significant investments in capital equipment, buildings and related support costs. Cost of sales can be significantly affected by changes in both volume and product mix. The Company has a highly skilled workforce and an infrastructure of engineering and related support costs. Accordingly, short-term changes in volume can have a significant effect on gross margins. These short-term changes can be tempered by the long-term nature of the Aerospace Controls business and the production cycle of major industrial capital goods manufacturers. In Aerospace Controls, new contracts or contract terminations/cutbacks are generally known in advance, while in industrial markets, the Company generally "lags" into a capital spending slowdown.

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

Results of Operations
DOMESTIC CONTROLS
                            Three Months Ended Nine Months Ended
                            6/30/96   6/30/95  6/30/96   6/30/95
Net sales                   $70,784   $66,308  $205,945 $189,492
Intersegment sales            2,417     2,502     9,415    7,650
                            _______   _______  ________ ________
     Total sales            $73,201   $68,810  $215,360 $197,142
                            =======   =======  ======== ========
Operating profit            $ 8,583   $ 5,855  $ 24,191 $ 18,007
Earnings before
 extraordinary item         $ 1,495   $   766  $  4,727 $  2,631
Backlog                                        $204,908 $188,101
INTERNATIONAL CONTROLS
                            Three Months Ended Nine Months Ended
                            6/30/96   6/30/95  6/30/96   6/30/95
Net sales                   $32,323   $33,142  $ 97,217 $ 88,247
Intersegment sales            4,419     1,119    13,083    3,421
                            _______   _______  ________ ________
     Total sales            $36,742   $34,261  $110,300 $ 91,668
                            =======   =======  ======== ========
Operating profit            $ 3,325   $ 3,069  $  9,100 $  6,848
Net earnings                $ 1,620   $ 1,587  $  4,333 $  3,013
Backlog                                        $ 42,171 $ 46,308
CONSOLIDATED
                            Three Months Ended Nine Months Ended
                            6/30/96   6/30/95  6/30/96   6/30/95
Net sales                   $103,107  $99,450  $303,162 $277,739
Operating profit              11,824    8,876    32,361   24,643
Deductions from
 operating profit:
  Interest expense             4,822    4,291    13,123   12,990
  Currency exchange
   (gain) loss                    58      (95)      (94)    (162)
  Other expenses-net           2,645    2,209     7,376    5,398
                            ________  _______  ________ ________
     Total deductions          7,525    6,405    20,405   18,226
                            ________  _______  ________ ________
Earnings before income
 taxes and extraordinary item  4,299    2,471    11,956    6,417
Income taxes                   1,277      166     3,540      965
                            ________  _______  ________ ________
Earnings before
 extraordinary item            3,022    2,305     8,416    5,452
Extraordinary item, loss from
 early extinguishment of debt,
 net of income taxes of $300
 (note 4)                        510        -       510        -
                            ________  _______  ________ ________
Net earnings                $  2,512  $ 2,305  $  7,906 $  5,452
                            ========  =======  ======== ========
Backlog                                        $247,079 $234,409
                                               ======== ========
Operating profit for each segment consists of total revenue less cost of sales and segment specific operating expenses. In calculating net earnings for each segment, deductions from operating profit have been charged to the respective segments by being directly identified with a segment or allocated on the basis of sales.

Fiscal 1996 Third Quarter Compared with Fiscal 1995 Third Quarter

Net sales for the third quarter of fiscal 1996 were $103 million, an increase of 3.7% over last fiscal year's third quarter. Net sales for the Domestic Controls segment were $70.8 million, 6.8% above net sales of $66.3 million a year ago. The Domestic Controls segment sales increase is attributable to increased sales of satellite, space propulsion, and missile controls. For the International Controls segment, net sales decreased 2.5% to $32.3 million in the fiscal 1996 third quarter compared with $33.1 million a year ago. The International Controls segment sales decline was caused by weaker average foreign currency values relative to the U.S. dollar. Excluding currency fluctuations, stronger demand for Industrial Hydraulic Controls in Europe and the December 1995 acquisition of the Ultra servovalve product line resulted in a 5.1% sales increase.

Other income was $.4 million in the third quarter of fiscal 1996 compared to $.5 million a year ago. The decrease relates to lower rent and royalty income.

Cost of sales for the third quarter of fiscal 1996 was $70.5 million, or 68.4% of net sales, compared to $71.3 million, or 71.7% of net sales in the prior fiscal year. The decrease as a percentage of sales is primarily due to a greater share of high margin Space & Missiles sales, and improved margins in the Military and Commercial Aircraft product lines due to the absence of transition expenses associated with the Acquisition.

Research and development expense was $4.4 million, 4.3% of net sales, for the third quarter of fiscal 1996, compared with $3.6 million or 3.6% of net sales in the third quarter of fiscal 1995. The increase relates to research in the U.S. on advanced Military and Commercial Aircraft actuation systems and in Germany on various hydraulic and electronic products.

Selling, general and administrative expenses were $19.4 million or 18.8% of sales, in the third quarter of fiscal 1996, compared to $18.3 million or 18.4% of sales the same period a year ago. The increase is attributable to higher sales levels, the Ultra acquisition, costs associated with stock appreciation rights associated with the non-qualified stock option plan, and consulting costs incurred by the German subsidiary related to enhancing manufacturing activities.

Operating profit for the Domestic Controls segment was $8.6 million in the third quarter of fiscal 1996, or 11.7% of segment sales. This compares with $5.9 million, or 8.5% of segment sales a year ago. The increase is attributable to the previously discussed 6.8% increase in net sales, the absence of the transition costs, and a higher margin product mix. For the International Controls segment, operating profit in the third quarter of fiscal 1996 was $3.3 million, or 9.1% of segment sales, compared to $3.1 million, or 9.0% of segment sales a year ago.

Interest expense was $4.8 million in the third quarter of fiscal
1996 compared to $4.3 million the third quarter of fiscal 1995.
The increase relates to the Recapitalization, slightly higher interest rates and higher average borrowing levels.

Income taxes are based upon an effective rate for the third quarter of fiscal 1996 of 29.7% compared to 6.7% for the third quarter of fiscal 1995. The effective tax rates reflect the utilization of net operating loss carryforwards available to the German subsidiary. The lower tax rate in fiscal 1995 reflected the fact that a larger proportion of fiscal 1995 third quarter earnings before taxes were generated by the German subsidiary relative to fiscal 1996.

The extraordinary item of $.5 million represents the net after-tax cost associated with the prepayment of the 10 1/4% Note.

As a result of the factors discussed above, net earnings for the second quarter of fiscal 1996 increased to $2.5 million, or $.33 per share, compared with $2.3 million, or $.30 per share, a year ago.

Fiscal 1996 Third Quarter Year-to-Date Compared with Fiscal 1995
Third Quarter Year-to-Date

Net sales for the first nine months of fiscal 1996 were $303 million, an increase of 9.2% over the same period a year ago.
Net sales for the Domestic Controls segment were $206 million, 8.7% above net sales of $189 million a year ago. The Domestic Controls segment sales increase is attributable to increased sales in both the Commercial and Military Aircraft product lines, higher satellite and space propulsion controls, and growth in electric drives sales. For the International Controls segment, net sales increased 10.2% to $97.2 million in the first nine months of fiscal 1996 compared with $88.2 million a year ago.
The International Controls segment sales growth relates principally to stronger demand for Industrial Hydraulic Controls throughout Europe and, to a lesser degree, the December 1995 acquisition of the servovalve product line of Ultra Hydraulics Ltd.

Other income was $1.8 million in the first nine months of fiscal
1996 compared to $1.4 million a year ago. The increase relates to license fees received on a foreign military program.

Cost of sales for the first nine months of fiscal 1996 was $210 million, or 69.2% of net sales, compared to $196 million, or 70.7% of net sales in the prior fiscal year. The decrease as a percentage of sales is primarily due to the absence of transition costs in 1996 related to the Acquisition and to increased sales in the higher margin Space and Missiles product line.

Research and development expense was $13.1 million or 4.3% of net sales, for the first nine months of fiscal 1996, compared with $11.9 million or 4.3% of net sales in the same period of fiscal 1995. The increase relates to additional engineering effort in the U.S. on advanced Military and Commercial Aircraft actuation systems and in Germany on various hydraulic and electronic products.

Selling, general and administrative expenses were $56.8 million or 18.7% of sales, in the first nine months of fiscal 1996, compared to $51.4 million or 18.5% of sales in the same period a year ago. The increase is attributable to higher sales levels, the Ultra acquisition, stock appreciation rights expense, and consulting costs incurred by the German subsidiary related to enhancing manufacturing activities.

Operating profit for the Domestic Controls segment was $24.2 million for the first nine months of fiscal 1996, or 11.2% of segment sales. This compares with $18.0 million, or 9.1% of segment sales a year ago. The increase is attributable to the previously discussed 8.7% increase in net sales, and the absence in fiscal 1996 of transition costs associated with the Acquisition. For the International Controls segment, operating profit for the first nine months of fiscal 1996 was $9.1 million, or 8.3% of segment sales, compared to $6.8 million, or 7.5% of segment sales a year ago. The increase is a result of higher net sales due to improved capital goods market conditions.

Interest expense was $13.1 million for the first nine months of fiscal 1996, compared with $13.0 million for the same fiscal 1995 period. While the Recapitalization resulted in higher interest expense for the third quarter of fiscal 1996, average debt levels prior to the Recapitalization were lower in fiscal 1996 resulting in lower interest expense prior to the Recapitalization. The lower pre-Recapitalization interest expense reduction has been largely offset by the higher post-Recapitalization interest expense. As a percentage of sales, interest expense declined to 4.3% of sales in the current quarter from 4.7% a year ago.

Income taxes are based upon an effective rate for the first nine months of fiscal 1996 of 29.6%, compared to 15.0% for the same fiscal 1995 period. The effective tax rates reflect the utilization of net operating loss carryforwards available to the German subsidiary. The lower tax rate in fiscal 1995 reflected the fact that a larger proportion of fiscal 1995 earnings before taxes were generated by the German subsidiary relative to fiscal 1996.

The extraordinary item of $.5 million represents the net after-tax cost associated with the prepayment of the 10-1/4% Note.

As a result of the factors discussed above, net earnings for the first nine months of fiscal 1996 increased to $7.9 million, or $1.01 per share compared with $5.5 million, or $.71 per share, a year ago.

Financial Condition and Liquidity

On May 14, 1996, the Company completed the Recapitalization which increases its operating and financial flexibility. The principal elements of the Recapitalization were:

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

          (3) The completion on May 14, 1996 of the $120,000 Offering of 10% Senior Subordinated Notes due 2006, the proceeds of which were approximately $116,438 net of discounts, commissions and estimated expenses of the Offering. The Notes have a single maturity with the aggregate principal amount due on May 1, 2006. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2001 initially at 105% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after May 1, 2003. The Company used such net proceeds to:

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

As of June 30, 1996, the Company (excluding its subsidiaries) had
$196 million of total debt of which $75.5 million was senior debt.

Scheduled periodic principal payments of long-term debt for the next five years are presented below compared with the revised principal payments of long-term debt after giving effect to the Recapitalization.

($ in millions)                Maturities of Long-Term Debt

Fiscal          Before               After
 Year       Recapitalization    Recapitalization    Decrease

     1996           $ 7.1               $  6.4          $( .7)
     1997            13.6                  9.2           (4.4)
     1998            18.3                 13.9           (4.4)
     1999            12.7                  8.3           (4.4)
     2000            12.3                  7.9           (4.4)

Cash provided by operating activities was $4.6 million for the first nine months of fiscal 1996 compared to cash provided of $1.6 million in the same period for fiscal 1995. The principal factor contributing to the increase in cash provided was higher net earnings.

As of June 30, 1996, the Company had worldwide unused lines of credit of $113 million, plus cash and cash equivalents of $7.7 million. The Company had worldwide unused lines of credit of $56.9 million and cash and cash equivalents of $7.6 million at September 30, 1995.

Consolidated assets at June 30, 1996 increased to $447 million compared with $425 million at September 30, 1995. The increase was principally due to the acquisition of Ultra in December 1995 and increases in inventory levels to shorten lead times.

Capital expenditures for the first nine months of fiscal 1996 were $8.2 million compared with depreciation and amortization of $14.9 million. Capital expenditures in the first nine months of fiscal 1995 were $6.9 million compared with $14.4 million of depreciation and amortization. Capital expenditures in fiscal 1996 are expected to remain below depreciation and amortization levels.

The percentage of long-term debt to capitalization at June 30, 1996 was 67.2% and at September 30, 1995 was 61.8%.

Working capital at June 30, 1996 was $189 million compared with $167 million at September 30, 1995. The increase in working capital principally relates to increased inventory levels. The current ratio was 2.99 at June 30, 1996, compared to 2.76 at September 30, 1995.

With respect to the Bank Credit Facility, the Company amended the facility on November 14, 1995, increasing the total facility to $165 million, consisting of a $135 million revolving credit facility and a $30.0 million term loan. The term loan is for a six year period, with quarterly principal payments commencing in October 1996. The revolving credit facility is available through October 2000. The Bank Credit Facility currently provides for interest at LIBOR plus 1.75%. To provide protection from interest rate increases, the Company has $60.0 million of interest rate swap arrangements which have the effect of converting $60 million into fixed rate debt of approximately 8.0%.

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

Backlog

Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months. Backlog was $247 million at June 30, 1996 compared with $238 million at September 30, 1995 and $234 million at June 30, 1995. Backlog for the Domestic Controls segment was $205 million at June 30, 1996 compared with $196 million at September 30, 1995 and with $188 million at June 30, 1995. The increase in Domestic Controls backlog from a year ago results from strong growth in orders for Space and Missiles products, along with higher electrical drive order levels. International Controls segment backlog was $42.1 million at June 30, 1996 compared with $42.0 million at September 30, 1995 and with $46.3 million at June 30, 1995. The International Controls backlog decline from a year ago is due to currency fluctuations.

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

               In early 1988, Moog entered into a transaction (the "1988 Transaction") with William C. Moog, its then founder, chairman and largest shareholder, pursuant to which Mr. Moog exchanged all his common stock in the Company for sole ownership of Moog's domestic industrial business and its automotive systems activities. The newly formed business transferred to Mr. Moog was called MCI. In 1994, Mr. Moog transferred his interest in and control of MCI to an unrelated company currently controlled by International Motion Controls Inc. The capital stock of MCI is now held by a partnership in which William C. Moog is a limited partner. Mr. Moog is the father-in-law of Richard
               A. Aubrecht, an officer and director of the Company.

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

               In late 1995, Moog Italiana S.r.l., Moog's indirect, wholly owned subsidiary, sought preliminary relief against MCI's Italian distributor for MCI's use of the Moog name in Italy. As a consequence of the action commenced by Moog Italiana S.r.l., MCI sued Moog in United States District Court, seeking a declaration of its rights under the TNLA and preliminary and permanent injunctions directing Moog to compel its foreign subsidiaries not to bring actions which would affect MCI's right to use the Moog name in their respective jurisdictions. The MCI action was dismissed for lack of subject matter jurisdiction and recently refiled in state court. On February 28, 1996, Moog notified MCI that Moog was terminating the TNLA and granting MCI until August 31, 1996, to use its existing supplies of materials imprinted with the Moog name. It is anticipated that MCI will challenge this termination. Motions addressed to the jurisdiction of the District Court and other preliminary issues are currently pending before the court.

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




                                          Moog Inc.
                              ___________________________________
                                        (Registrant)


Date:  August 12, 1996        By    S/Robert R. Banta/S
       _________________        _________________________________
                                   Robert R. Banta
                                   Executive Vice President
                                   Chief Financial Officer
                                   (Principal Financial Officer)



Date:  August 12, 1996        By    S/Donald R. Fishback/S
       ________________         _________________________________
                                   Donald R. Fishback
                                   Controller
                                   (Principal Accounting Officer)