Form 10-K
period 1996-09-30
MOOG INC
filed 1996-12-27
CIK 67887

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       September 30, 1996
                              OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Securities registered pursuant to
Section 12(b) of the Act:
                                             Name of Each Exchange on
     Title of Each Class                        Which Registered
_____________________________________        ________________________
Class A Common Stock, $1.00 Par Value        American Stock Exchange
Class B Common Stock, $1.00 Par Value        American Stock Exchange
10% Series B Senior Subordinated             PORTAL
 Notes due 2006
_____________________________________        ________________________

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]   No [ ]

No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the

American Stock Exchange on December 6, 1996 was approximately $119.6 million.

The number of shares of Common Stock outstanding as of the close of business on December 6, 1996 was:
Class A 5,403,445; Class B 1,586,267.

The Documents listed below have been incorporated by reference into this Annual Report on Form 10-K
     (1) Specific sections of the Annual Report to Shareholders for the fiscal year ended September 30, 1996 (the "1996 Annual Report")
     (2) Specific sections of the Proxy Statement to Shareholders dated January 10, 1997 (the "1997 Proxy")

                            MOOG INC.

                         FORM 10-K INDEX


PART I                                                      PAGE

     Item 1 -  Business                                     18-19
     Item 2 -  Properties                                    19
     Item 3 -  Legal Proceedings                             19
     Item 4 -  Submission of Matters to a                    19
               Vote of Security Holders

PART II

     Item 5 -  Market for the Registrant's                   19
               Common Equity and Related
               Stockholder Matters
     Item 6 -  Selected Financial Data                      19-20
     Item 7 -  Management's Discussion and                  21-23
               Analysis of Financial Condition
               and Results of Operations
     Item 8 -  Financial Statements and                     24-36
               Supplementary Data
     Item 9 -  Changes in and Disagreements with             37
               Accountants on Accounting and
               Financial Disclosure

PART III

     Item 10 - Directors and Executive Officers              37
               of the Registrant
     Item 11 - Executive Compensation                        38
     Item 12 - Security Ownership                            38
               of Certain Beneficial
               Owners and Management
     Item 13 - Certain Relationships and                     38
               Related Transactions

PART IV

     Item 14 - Exhibits, Financial Statement                38-40
               Schedules, and Reports
               on Form 8-K


Cautionary Statement

     Information included or incorporated by reference which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number of risks and uncertainties, including but not limited to, contracting with various governments, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the

Company to keep pace with technological developments and timely response to changes in customer needs, and other factors identified in the Company's Securities and Exchange Commission filings.

Part I

     The Registrant, Moog Inc., a New York corporation formed in
1951, is referred to in this Annual Report on Form 10-K as "Moog," "the Company" or in the nominative "we" or the possessive
"our."

ITEM 1.  Business.

     Certain information required herein is contained in part in the 1996 Annual Report, specific pages of which are referred to in parentheses.

     Description of the Company's Business.  (See pages 2 through
16.)

     Distribution. Moog's sales and marketing organization is comprised of individuals possessing highly specialized technical expertise. Such expertise is required in order to effectively evaluate the customer's precision control requirements and in facilitating communication between the customer's engineering staff and the Moog engineering staff. Manufacturers' representatives are used to cover certain aerospace and selected industrial markets.

     Industry and Competitive Conditions. The Company experiences considerable competition in each of its five major product lines. However, the Company is the only precision motion control specialist which competes globally in all markets and all drive technologies.

     Many of its competitors have greater financial and other resources than the Company. In Aircraft Controls, the Company's principal competitors include Parker Hannifin Corporation, Curtiss-Wright Corp., HR Textron, a subsidiary of Textron, Inc. ("HR Textron"), Teijin Seiki Limited and E-Systems Inc., a Raytheon company, ("E-Systems"). In Space and Missiles, the Company's principal competitors are AlliedSignal Inc. and HR Textron. For the Industrial Hydraulics product line, competitors are Robert Bosch AG, Mannesmann Rexroth AG and E-Systems. Competitors in the Industrial Electrics product line include Barber-Coleman Company, Siemens AG, Indramat GmbH, Pacific Scientific Company and Yaskawa Electric Corp.

     Competition in each of the product lines is based upon design capability, product performance and life, service, price and delivery time. In certain product lines technological considerations predominate over price considerations, while in others price considerations are paramount. The Company believes it competes effectively on all of these bases.

     Backlog. Substantially all backlog will be realized as sales in the next twelve months. The information required herein is incorporated by reference to Item 6, Selected Financial Data, on page 20.

     Raw Materials. Materials, supplies and components are purchased from numerous suppliers. The loss of any one supplier would not materially affect the Company's operations.

     Working Capital. The information required herein is incorporated by reference to Note 1 of Item 8 on page 28.

     Seasonality.  Moog's business is generally not seasonal.

     Patents. Moog has numerous patents and has filed applications for others. While the aggregate protection afforded by these is of value, the Company does not consider the successful conduct of any material part of its business dependent upon such protection. The Company's patents and patent applications, including U.S., Canadian, European and Japanese patents, relate to electrohydraulic, pneumatic and mechanical actuation mechanisms and control valves, electronic control component systems and interface devices.

     Research Activities. Research and product development activity has been and continues to be significant to the Company.
The information required herein is incorporated by reference to
Item 6, Selected Financial Data, on page 20.

     Employees. The information required herein is incorporated by reference to Item 6, Selected Financial Data, on page 20.

     Segment Financial Information. The information required herein is incorporated by reference to Notes 10 and 11 of Item 8 on page 34.

     Customers. The information required herein is incorporated by reference to pages 2 through 16 and 34. In aggregate, the Company markets its products to a wide variety of customers. The Boeing Commercial Airplane Co. represents 7.5% of fiscal 1996 sales, with prime U.S. government contractors, including McDonnell Douglas, Lockheed Martin, Bell-Boeing, and the U.S. government, representing 37.8% of sales. The concentration of customers varies within product lines. In the Commercial and Military Aircraft product lines as well as Space and Missiles, a few customers provide the majority of revenues, while in the Industrial Hydraulics and Industrial Electrics product lines revenues are spread over a wide customer base.

     International Operations. Moog's International Controls segment is an aggregate of operations located predominantly in Europe and the Asian-Pacific region. (See pages 2 through 16, 34 and 39.) The Company's international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental foreign investment restrictions, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.

     Environmental Matters.  See pages 23 and 35.

ITEM 2.  Properties.

     Corporate headquarters are located in East Aurora, New York. Principal manufacturing facilities for the Domestic Controls segment are located in East Aurora, New York and Torrance, California. These facilities consist of 756,000 square feet which are owned, and 54,000 square feet which are under capital lease and financed primarily by industrial revenue bonds which allow the Company to purchase the facilities at nominal prices upon expiration. The Domestic Controls segment leases 140,000 square feet in East Aurora and 7,200 square feet in Torrance under operating leases. With respect to the Company's facilities, third parties have subleased 67,000 square feet of leased space through August 1997. Outside of the U.S., the Domestic Controls segment owns manufacturing centers in the Philippines and India. The Philippines facility consists of 64,000 square feet and the India facility consists of 23,000 square feet.

     The International Controls segment maintains major manufacturing facilities in Germany, England and Japan. Of the major European facilities, 4,000 square feet are owned and 200,000 square feet are leased under operating lease agreements. The Japanese facility, consisting of 68,000 square feet, is owned. A specialty manufacturing operation with 26,000 square feet which is owned is located in Ireland. In various other major markets, including Italy, France, Spain, Sweden, Finland, Denmark, Brazil, Australia, South Korea, Hong Kong and Singapore, the Company has sales and applications engineering offices. Of these facilities, 30,000 square feet are owned and 48,000 square feet are leased under operating leases. Operating leases of the International facilities expire at varying times from December 1996 through June 2013.

     The capacity of Moog's manufacturing facilities is considered adequate based on current production requirements.

ITEM 3.  Legal Proceedings.

     Legal proceedings presently pending by or against Moog or its subsidiaries are not expected to have a material adverse effect on the financial condition or results of operations of Moog and its subsidiaries taken as a whole.

     In connection with the Company's October 1996 acquisition of assets and assumption of certain liabilities related to the industrial hydraulic servocontrols business (the U.S. Industrial Hydraulics Business) of International Motion Control Inc., certain lawsuits and motions initiated by the U.S. Industrial Hydraulics Business and by the Company relating to trade names and rental agreements have been discontinued.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None.

Part II

ITEM 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

     Dividend restrictions are detailed in Note 6 on page 30 of
Item 8. Other information required herein is incorporated by reference to pages 20, 40 and 42.

ITEM 6.  Selected Financial Data - Notes and Discussion.

     Refer to the table on the following page for the Selected
Financial Data for the five year fiscal period 1992 - 1996. For a more detailed discussion of 1994 through 1996 refer to Management's Discussion and Analysis of Financial Condition and
Results of Operations on pages 21 through 23 and Notes to Consolidated Financial Statements on pages 28 through 36.

ITEM 6.  Selected Financial Data.
(dollars in thousands except per share data)
Years Ended September 30              1996          1995     1994(1),(2)     1993     1992(2)
____________________________________________________________________________________________________
RESULTS FROM OPERATIONS

Net sales                          $  407,237   $  374,284  $  307,370   $  293,680  $  307,004
  Government                              45%          49%         57%          57%         60%
  Commercial                              55%          51%         43%          43%         40%

Earnings (loss) before extraordinary
 item and cumulative effect of change
 in accounting for income taxes    $   11,219   $    7,761  $    1,618   $    5,118  $   (6,773)

Net earnings (loss)                $   10,709   $    7,761  $    2,123   $    4,761  $   (6,773)

Per share
  Earnings (loss) before extraordinary
   item and cumulative effect of
   change in accounting for income
   taxes                           $     1.47   $     1.00  $      .21   $      .66  $     (.88)
  Net earnings (loss)              $     1.40   $     1.00  $      .27   $      .62  $     (.88)
Average common and common equivalent
 shares outstanding                 7,639,312    7,721,927   7,714,444    7,713,465   7,717,791
____________________________________________________________________________________________________

FINANCIAL POSITION

Total assets                       $  449,558   $  424,957  $  424,456   $  318,130  $  335,986
Working capital                       187,971      166,985     150,850      123,533     114,694
Indebtedness - senior                  91,262      170,361     183,376      115,515     121,721
             - subordinated           120,000       19,400      20,800       22,082      22,264
Shareholders' equity                  104,743      108,636     102,184       92,561      97,374
Equity per outstanding common share     15.01        14.06       13.25        12.00       12.61
____________________________________________________________________________________________________

SUPPLEMENTAL FINANCIAL DATA

Earnings before interest, income
 taxes, depreciation and
 amortization (EBITDA)             $   53,296   $   45,957  $   30,647   $   34,858  $   24,829
Capital expenditures                   10,885       10,232       8,893       10,216      15,295
Depreciation and amortization          19,632       19,675      15,700       15,621      17,767

R&D - company funded                   17,303       15,783      18,668       16,128      17,927
    - customer funded                  24,411       21,603      25,332       30,986      29,220

Backlog - Domestic                    205,516      195,908     181,405      149,035     169,800
        - International                37,794       42,033      35,856       32,046      42,300
____________________________________________________________________________________________________

ADDITIONAL DATA

Number of employees                     3,229        3,003       3,140        2,824       2,886
Number of shareholders - Class A        1,904        2,114       2,424        2,665       2,855
                       - Class B          898          966       1,088        1,201       1,257
____________________________________________________________________________________________________

RATIOS

Net return on sales                      2.6%         2.1%         .7%         1.6%         N/A
Return on equity                        10.0%         7.4%        2.2%         5.0%         N/A
EBITDA as a percentage of sales         13.1%        12.3%       10.0%        11.9%        8.1%
Current ratio                            2.89         2.76        2.46         2.33        2.14
Debt to equity                           2.02         1.75        2.00         1.49        1.48
Long-term senior debt to capitalization 25.6%        55.5%       56.8%        40.8%       42.8%
Long-term debt to capitalization        65.3%        61.8%       63.7%        51.7%       53.5%
____________________________________________________________________________________________________

(1) Includes the effects of the June 1994 acquisition of the hydraulic and mechanical actuation product lines of AlliedSignal Inc.  See Note 2 to the Consolidated
Financial Statements.

(2) The results of operations in 1994 and 1992 include pre-tax restructuring charges of $4.7 million and $13.8 million, respectively.

(3) Capitalization is equal to total long-term debt, excluding current maturities, and shareholders'
equity.

(4) EBITDA is presented herein to facilitate a supplemental analysis of the Company's financial condition and is not intended to represent results of operations or cash flows in accordance with generally accepted accounting principles.


ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     The Company is a leading global designer and manufacturer of a broad range of high performance precision motion and fluid control products and systems for aerospace and industrial applications. Moog's servoactuation systems are critical in controlling the flight of commercial and military aircraft, controlling the thrust of space launch vehicles, steering tactical and strategic missiles, satellite positioning and are used in a wide variety of electric and hydraulic industrial applications that require the precise control of position, velocity and force.

     The Company has two industry segments, Domestic Controls and International Controls. These industry segments consist of five principal product lines: Commercial Aircraft, Military Aircraft, Space and Missiles (collectively referred to as aerospace), Industrial Hydraulics and Industrial Electrics (collectively referred to as industrial controls). Domestic Controls designs and manufactures products primarily for North American markets, while International Controls designs and manufactures products for markets in Europe and the Far East. The majority of Domestic Controls segment sales relate to aerospace, with a smaller portion of sales related to industrial controls. International Controls segment sales relate principally to industrial controls, with a relatively small portion related to aerospace.

     The Company considers select acquisitions to broaden its product lines, enhance market share and improve manufacturing and engineering capabilities and utilization. In 1994, Moog acquired certain hydraulic and mechanical actuation product lines of AlliedSignal Inc. located in Torrance, California (the Aircraft Controls Acquisition). The adjusted purchase price, excluding $5.0 million for specified transition services, was $63.8 million. On December 15, 1995, the Company purchased for $5.0 million, the industrial servovalve product line of Ultra Hydraulics Limited ("Ultra"). On October 26, 1996, the Company acquired the assets of and assumed certain liabilities related to the industrial hydraulic servocontrols business (the U.S. Industrial Hydraulics Business) of International Motion Control Inc., (IMC), an unrelated third party. The U.S. Industrial Hydraulics Business, which operated under the name Moog Controls Inc., was spun off by the Company in February 1988. The purchase price for the U.S. Industrial Hydraulics Business was $48.6 million.

     Sales. Commercial aerospace and industrial controls accounted for 55% of fiscal 1996 sales, with the balance to U.S. and foreign governments for military and space hardware. Over the past five years, the percentage of government sales to total sales has declined as the Company has increased its focus on the development and acquisition of commercial aerospace and industrial controls product lines. In fiscal 1992, government sales were 60% and commercial sales were 40%. Moog expects the percentage of commercial sales to continue to increase based upon expected growth in commercial aerospace and industrial controls.

     In Commercial Aircraft, the Company's sales are dependent on the aircraft production cycle of the major OEMs. In industrial controls, the Company is subject to the normal fluctuations in capital goods spending in regional markets. Sales related to the Military Aircraft and Space and Missiles product lines are subject to changes in procurement and spending levels on programs in which the Company participates. While each of its product lines is subject to cyclicality, the Company believes the impact is mitigated by their diversity and broad geographic distribution.

     Cost of Sales. The Company's business requires substantial investments in capital equipment, buildings and related support costs. Cost of sales can be affected by changes in both volume and product mix. The Company has a highly skilled workforce, and an infrastructure of engineering and related support costs. Accordingly, short-term changes in volume can have a significant effect on gross margins. These short-term changes can be tempered by the long-term nature of the aerospace business and the production cycle of major industrial capital goods manufacturers.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses are typically higher in industrial controls than in aerospace. The industrial products generally have higher gross margins, but also require higher sales and support effort. Accordingly, shifts in the sales mix to or from industrial controls will affect selling, general and administrative expenses as a percentage of sales. These expenses are also affected by the amount of bid and proposal work on government contracts and commission sales.

     Research and Development. Research and development expenses vary depending on whether the engineering staff is engaged in customer-funded design and development, sales support, production support or Company-funded research and development activities. The Company's annual research and development expenses have averaged $17.2 million over the past five fiscal years. Revenue from design and development activities averaged $26.3 million or 7.8% of average sales.

Results of Operations - Fiscal 1996 Compared with Fiscal 1995

     Net sales for fiscal 1996 were $407.2 million, an increase of 8.8% over the same period a year ago. Net sales for the Domestic Controls segment were $276.5 million, 8.9% above net sales of $253.9 million a year ago. The Domestic Controls net sales increase is attributable to increased volumes in both the Commercial and Military Aircraft product lines, along with higher volumes in satellite and space propulsion controls. For the International Controls segment, net sales increased 8.6% to $130.7 million in fiscal 1996 compared with $120.4 million a year ago. The International Controls net sales growth relates principally to increased volumes due to stronger demand for Industrial Hydraulics throughout Europe and, to a lesser degree, the December 1995 acquisition of the industrial servovalve product line of Ultra. The movement in the value of certain foreign currencies relative to the U.S. dollar in fiscal 1996 did not have a significant impact on sales.

     Cost of sales for fiscal 1996 was $281.7 million, or 69.2% of net sales, compared to $265.0 million, or 70.8% of net sales in the prior fiscal year. The decrease as a percentage of sales is primarily due to the absence of transition costs in 1996 related to the Aircraft Controls Acquisition and to increased sales in the higher margin Industrial Hydraulics and Space and Missiles product lines.

     Research and development expense was $17.3 million or 4.2% of net sales for fiscal 1996, compared with $15.8 million or 4.2% of net sales in the same period of fiscal 1995. The increase principally relates to the development of advanced actuation technology and related electronics and active vibration development efforts in the U.S. related to the Commercial and Military Aircraft product lines. Revenue from design and development activities was $24.4 million in fiscal 1996, compared to $21.6 million in fiscal 1995.

     Selling, general and administrative expenses were $75.7 million or 18.6% of net sales in fiscal 1996, compared to $68.5 million or 18.3% of sales in the same period a year ago. The increase as a percentage of sales is primarily attributable to legal costs, stock appreciation rights, amortization of debt issuance costs and certain duplicate international management costs.

     Operating profit for the Domestic Controls segment was $32.7 million for fiscal 1996, or 11.4% of segment sales. This compares with $25.2 million, or 9.6% of segment sales a year ago. The increase is attributable to a 9.1% increase in segment sales, and the absence in fiscal 1996 of transition costs associated with the Aircraft Controls Acquisition. For the International Controls segment, operating profit for fiscal 1996 was $11.8 million, or 8.1% of segment sales, compared to $8.5 million, or 6.8% of segment sales a year ago. The increase is a result of higher segment sales due to improved European capital goods market conditions.

     Interest expense was $18.1 million for fiscal 1996, compared with $17.5 million for fiscal 1995. While the Recapitalization, as defined under Financial Condition and Liquidity, resulted in higher interest expense for the third and fourth quarters of fiscal 1996, interest expense declined to 4.5% of sales in the current year from 4.7% a year ago.

     The effective tax rate for fiscal 1996 was 30.1%, compared to 11.7% for fiscal 1995. The effective tax rates are significantly affected by the utilization of net operating loss carryforwards at the German subsidiary. In fiscal 1996, the Company continued to reduce its valuation allowance for deferred tax assets principally related to the improving financial position of its German subsidiary. The lower tax rate in fiscal 1995 reflected the fact that a larger proportion of fiscal 1995 earnings before taxes were generated by the German subsidiary relative to fiscal 1996.

     The extraordinary item of $.5 million represents prepayment and amendment fees and the write-off of deferred debt issuance costs associated with the Recapitalization, as defined under Financial Condition and Liquidity.

     As a result of the factors discussed above, net earnings for fiscal 1996 increased to $10.7 million, or $1.40 per share compared with $7.8 million, or $1.00 per share, a year ago.

Results of Operations - Fiscal 1995 Compared with Fiscal 1994

     Net sales in fiscal 1995 of $374.3 million were 21.8% higher than fiscal 1994 net sales of $307.4 million. For the Domestic Controls segment, net sales increased 19.1% in fiscal 1995 to $253.9 million compared to $213.3 million in fiscal 1994. The increase was attributable primarily to the Aircraft Controls Acquisition and unit volume increases, in part offset by lower revenue on the B-2 program and certain missile programs. International Controls segment net sales increased 27.9% in fiscal 1995 to $120.4 million from $94.1 million in the prior fiscal year. The increase reflected the improvement in European capital goods markets, and to a much lesser extent, the increase in value of certain foreign currencies relative to the U.S. dollar. Excluding the effect of changing currency values, International Controls segment net sales increased 18.0%. In total, there were minimal pricing changes in most European markets, while in Japan, the Company experienced overall declines in pricing due to worldwide competitive pressures.

     Cost of sales increased to $265.0 million, or 70.8% of net sales, in fiscal 1995 compared with $213.5 million, or 69.5% of net sales in fiscal 1994. The increase as a percentage of sales was principally due to transition costs associated with the Aircraft Controls Acquisition and a change in product mix.

     Research and development expenses were $15.8 million, or 4.2% of net sales, in fiscal 1995 compared to $18.7 million, or 6.1% of net sales, in fiscal 1994. The decline was attributable to significant expenditures in fiscal 1994 on brushless motor development for entertainment motion platforms, radio controls, engine thrust vectoring controls, and helicopter vibration controls. Further, more engineering resources were utilized on production related activity in fiscal 1995. Revenue from design and development activities was $21.6 million in fiscal 1995 compared with $25.3 million in fiscal 1994.

     Selling, general and administrative expenses in fiscal 1995 were $68.5 million, or 18.3% of net sales compared to $58.3 million, or 19.0% of net sales, in fiscal 1994. In absolute terms, the increase was primarily due to a full year of costs in fiscal 1995 related to the Aircraft Controls Acquisition. Further, $2.6 million of the increase reflected the higher average value of foreign currencies relative to the U.S. dollar. The decline, as a percentage of net sales, reflected the additional sales from the Aircraft Controls Acquisition and increased sales in the International Controls segment.

     Operating profit for the Domestic Controls segment was $25.2 million in fiscal 1995, representing 9.6% of segment sales, compared with $20.4 million, or 9.2% of segment sales, in fiscal 1994. The increase in operating profit was due to the Aircraft Controls Acquisition, in part offset by declining revenue on the B-2 program and certain missile programs, as well as one-time transition services costs resulting from the Aircraft Controls Acquisition. Fiscal 1994 also included $3.4 million of inventory obsolescence and restructuring charges. Operating profit for the International Controls segment in fiscal 1995 was $8.5 million, or 6.8% of segment sales compared with $1.1 million, or 1.1% of segment sales, in fiscal 1994, which included $1.3 million of restructuring and inventory obsolescence charges. Excluding these charges, operating profit would have been $2.4 million, or 2.4% of segment sales. The improvement in capital goods markets in Europe, along with cost reduction measures, led to a significant improvement in European operating profit. Within the Pacific region, operating profit was down from fiscal 1994, primarily due to costs of penetrating new Asian markets.

     Interest expense increased in fiscal 1995 to $17.5 million, or 4.7% of net sales, compared to $11.4 million, or 3.7% of net sales, in fiscal 1994. The increase in interest expense was due to the additional debt associated with the Aircraft Controls Acquisition.

     Foreign currency exchange losses of $.1 million in fiscal
1995 compared with a gain of $.5 million in fiscal 1994. The fiscal 1994 gain primarily related to a short-term Deutsche Mark loan between Moog and its German subsidiary.

     The effective income tax rate was 11.7% for 1995 compared with the fiscal 1994 effective rate of 46.8%. The effective tax rate for fiscal 1995 reflected the relatively strong earnings at the Company's German operation, which benefitted from its net operating loss carryforward position. Conversely, the higher effective tax rate for fiscal 1994 resulted from losses at the German subsidiary which provided limited tax benefits. In the fourth quarters of fiscal 1995 and 1994, the Company reduced its valuation allowance for deferred tax assets to reflect the improved German operating results.

     As a result of the factors discussed above, net earnings in fiscal 1995 were $7.8 million, or $1.00 per share, compared with net earnings in fiscal 1994 of $2.1 million, or $.27 per share.

Financial Condition and Liquidity

     The Company completed a Recapitalization (the Recapitalization) in May 1996. The Recapitalization enhanced the Company's long-term capital base while providing additional senior capacity to fund growth. It further allowed the Company to retire subordinated debentures convertible to common stock at favorable prices, and repurchase 9.3% of its Common Stock.

     The principal elements of the Recapitalization were the issuance of $120 million Senior Subordinated Notes, amending the

U.S. Bank Credit facility and reducing outstanding borrowings under this facility by approximately $69.1 million, redeeming $18.0 million of Convertible Subordinated Debentures, prepaying a 10 1/4% Note for $16.4 million, and repurchasing 714,600 Class A shares for $12.9 million.

     As of September 30, 1996, the Company had worldwide unused lines of credit of $112.7 million, plus cash and cash equivalents of $9.6 million. In connection with the acquisition of the U.S. Industrial Hydraulics Business on October 26, 1996, the Company utilized approximately $49 million that was available under the U.S. Revolving Credit and Term Loan Facility.

     The percentage of long-term debt to capitalization as of September 30, 1996 was 65.3% compared to 61.8% as of September 30, 1995. The increase is a result of the Recapitalization.

     Cash provided by operating activities was $15.2 million in fiscal 1996 and fiscal 1995 and $11.1 million in 1994. Higher working capital at September 30, 1996 (see below) was offset by increased earnings. The increase in fiscal 1995 was principally due to increased earnings.

     Working capital at September 30, 1996 was $188.0 million compared with $167.0 million at September 30, 1995. The current ratio was 2.89 at September 30, 1996, compared to 2.76 at September 30, 1995. The increase in working capital and the current ratio principally related to increased receivables and inventory levels due to the acquisition of Ultra and an effort to reduce lead times.

     Capital expenditures for fiscal 1996 were $10.9 million compared with depreciation and amortization of $19.6 million. Capital expenditures in fiscal 1995 were $10.2 million compared with $8.9 million in fiscal 1994. Capital expenditures were well below depreciation and amortization levels of $19.7 million in fiscal 1995 and $15.7 million in fiscal 1994. Capital expenditures for fiscal 1997 are expected to be approximately $15 million.

     Foreign exchange instruments are used to hedge the Company's equity in, and long-term advances to, various International subsidiaries. In addition, the Company periodically utilizes foreign currency forward contracts to hedge known foreign currency cash flows. The Company has also entered into interest rate swaps to manage its exposure to increases in interest rates on a floating-rate credit facility. The Company does not hold or issue financial instruments for trading purposes.

Recent Accounting Pronouncements

     The Company is required to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997. The Company does not believe that the adoption of either standard will have a material effect on its fiscal 1997 consolidated financial statements.

Backlog

     Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months. Backlog was $243.3 million at September 30, 1996 compared with $237.9 million at September 30, 1995. Backlog for the Domestic Controls segment was $205.5 million at September 30, 1996 compared with $195.9 million at September 30, 1995. The increase in the Domestic backlog from a year ago relates to strong growth in the Space and Missiles product line. International Controls segment backlog was $37.8 million at September 30, 1996 compared with $42.0 million at September 30, 1995. The decline for International Controls relates to lower relative currency values and improved delivery performance.

General

     Environmental Matters - At September 30, 1996, the Company believes that adequate reserves have been established for environmental issues, and does not expect environmental matters will have a material effect on the financial position of the Company.

     Foreign Exchange - The Company's International activities are conducted in more than ten countries. This generally helps to reduce the level of exposure of foreign currency movements on operating results.

Government Contracting

     The Company shares risks of cancellation as a participant in government sponsored programs similar to the risks assumed by all government contractors. Government emphasis on audit and investigative activity in the U.S. defense industry presents risks of unanticipated financial exposure for companies with substantial activity in government contract work. The audit process is an on-going one which includes post-award reviews and audits of compliance with the various procurement requirements. The Company believes that adequate reserves have been established for any issues on which financial exposure is known and quantifiable.

ITEM 8. Financial Statements and Supplementary Data.

                                              MOOG INC.
                                  Consolidated Statements of Income
____________________________________________________________________________________________________
(dollars in thousands except
per share data)                 Years ended September 30              1996        1995       1994
____________________________________________________________________________________________________
NET SALES                                                        $  407,237  $  374,284  $  307,370
OTHER INCOME                                                          2,380       2,166       2,489
                                                                 __________  __________  __________
                                                                    409,617     376,450     309,859
                                                                 __________  __________  __________
COSTS AND EXPENSES
  Cost of sales                                                     281,710     265,033     213,530
  Research and development                                           17,303      15,783      18,668
  Selling, general and administrative                                75,707      68,457      58,324
  Interest                                                           18,124      17,492      11,402
  Foreign currency exchange (gain) loss                                 (88)        143        (451)
  Other expenses                                                        811         752         665
  Restructuring charges (note 4)                                          -           -       4,681
                                                                 __________  __________  __________
                                                                    393,567     367,660     306,819
                                                                 __________  __________  __________
EARNINGS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES          16,050       8,790       3,040

INCOME TAXES (note 7)                                                 4,831       1,029       1,422
                                                                 __________  __________  __________
EARNINGS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING FOR INCOME TAXES                            11,219       7,761       1,618

EXTRAORDINARY ITEM, LOSS FROM EARLY EXTINGUISHMENT OF DEBT,
 NET OF INCOME TAXES OF $300 (note 6)                                  (510)          -           -

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES                -           -         505
                                                                 __________  __________  __________
NET EARNINGS                                                     $   10,709  $    7,761  $    2,123
                                                                 ==========  ==========  ==========



NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
  Before extraordinary item and cumulative effect of
   change in accounting for income taxes                         $     1.47  $     1.00  $      .21

  Extraordinary item                                                   (.07)          -           -

  Cumulative effect of change in accounting for income taxes              -           -         .06
                                                                 __________  __________  __________
  Net earnings                                                   $     1.40  $     1.00  $      .27
                                                                 ==========  ==========  ==========
AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING           7,639,312   7,721,927   7,714,444
___________________________________________________________________________________________________



See accompanying Notes to Consolidated Financial Statements.


                                 MOOG INC.
                        Consolidated Balance Sheets
___________________________________________________________________________
(dollars in thousands)        As of September 30       1996      1995
___________________________________________________________________________
ASSETS
  CURRENT ASSETS
   Cash and cash equivalents                           $  9,639  $  7,576
   Receivables (note 3)                                 155,972   148,915
   Inventories (note 4)                                  99,318    86,176
   Deferred income taxes (note 7)                        19,708    16,816
   Prepaid expenses and other current assets              2,939     2,275
                                                       ________  ________
     TOTAL CURRENT ASSETS                               287,576   261,758

  PROPERTY, PLANT AND EQUIPMENT (notes 5 and 6)         131,371   139,131

  INTANGIBLE ASSETS, net of accumulated amortization
   of $4,676 in 1996, and $3,213 in 1995                 16,024    14,093

  OTHER ASSETS                                           14,587     9,975
                                                       ________  ________
  TOTAL ASSETS                                         $449,558  $424,957
                                                       ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
   Notes payable (note 6)                              $  3,420  $  6,606
   Current installments of long-term debt (note 6)       10,491     7,080
   Accounts payable                                      21,597    25,781
   Accrued salaries, wages and commissions               24,504    21,065
   Contract loss reserves                                10,966    12,872
   Accrued interest                                       6,160     1,589
   Other accrued liabilities                             14,208     9,844
   Customer advances                                      8,259     9,936
                                                       ________  ________
     TOTAL CURRENT LIABILITIES                           99,605    94,773

  LONG-TERM DEBT, excluding current installments (note 6)
   Senior debt                                           77,351   158,075
   Senior subordinated notes                            120,000         -
   Convertible subordinated debentures                        -    18,000

  OTHER LONG-TERM LIABILITIES (notes 7 and 8)            47,859    45,473
                                                       ________  ________
     TOTAL LIABILITIES                                  344,815   316,321
                                                       ________  ________
  COMMITMENTS AND CONTINGENCIES (note 12)                     -         -

  SHAREHOLDERS' EQUITY (see page 27 and notes 8 and 9)
   9% Series B Cumulative, Convertible, Exchangeable
    Preferred stock - Par Value $1.00
     Authorized 200,000 shares. Issued 100,000 shares.      100       100
   Common Stock - Par Value $1.00
    Class A - Authorized 30,000,000 shares. Issued
     6,629,245 shares in 1996 and 6,599,206 shares
     in 1995.                                             6,629     6,599

    Class B - Authorized 10,000,000 shares.
     Convertible to Class A on a one for one basis.
     Issued 2,504,878 shares in 1996 and 2,534,917
     shares in 1995.                                      2,505     2,535
   Additional paid-in capital                            47,611    47,709
   Retained earnings                                     74,825    64,125
   Treasury shares                                      (31,803)  (17,841)
   Equity adjustments                                     5,377     6,158
   Loan to Savings and Stock Ownership Plan                (501)     (749)
                                                       ________  ________
     TOTAL SHAREHOLDERS' EQUITY                         104,743   108,636
                                                       ________  ________
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $449,558  $424,957
_________________________________________________________________________


See accompanying Notes to Consolidated Financial Statements.


                                              MOOG INC.
                                Consolidated Statements of Cash Flow
____________________________________________________________________________________________________
(dollars in thousands)          Years ended September 30              1996        1995       1994
____________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                    $   10,709  $    7,761  $    2,123
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization                                      19,632      19,675      15,700
  Provisions for losses                                               6,444       3,761       5,860
  Deferred income taxes                                                (584)      1,565       4,926
  Extraordinary item, loss from early extinguishment of
   debt, pre-tax                                                        810           -           -
  Other                                                                 485         (84)        418
  Change in assets and liabilities providing (using) cash:
   Receivables                                                      (13,465)     (7,876)    (10,813)
   Inventories                                                      (17,662)     (8,627)     (1,376)
   Other assets                                                      (1,486)        952      (4,844)
   Accounts payable and accrued liabilities                           5,604      (3,189)      3,519
   Other liabilities                                                  6,354       1,381      (4,290)
   Customer advances                                                 (1,665)       (144)       (127)
                                                                 __________  __________  __________
     NET CASH PROVIDED BY OPERATING ACTIVITIES                       15,176      15,175      11,096
                                                                 __________  __________  __________
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisitions and investments, including 1995 purchase
  price settlement (note 2)                                          (6,752)      9,200     (78,000)
 Purchase of property, plant and equipment                          (10,288)     (9,974)     (7,741)
 Proceeds from sale of assets                                           202         362         527
 Payments received on loan to Savings and Stock Ownership Plan          248         349         176
                                                                 __________  __________  __________
     NET CASH USED IN INVESTING ACTIVITIES                          (16,590)        (63)    (85,038)
                                                                 __________  __________  __________
CASH FLOWS FROM FINANCING ACTIVITIES
 Net repayments of notes payable                                     (3,357)     (2,738)    (10,635)
 Proceeds from revolving lines of credit                             92,272           -      70,000
 Payments on revolving lines of credit                             (149,657)     (1,000)       (151)
 Proceeds from issuance of long-term debt                           125,213       7,610      69,695
 Payments on long-term debt                                         (46,181)    (18,884)    (64,558)
 Purchase of outstanding shares for treasury                        (14,605)          -           -
 Proceeds from issuance of treasury stock                               545          60          30
 Other                                                                 (435)         (9)         (9)
                                                                 __________  __________  __________
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 3,795     (14,961)     64,372
                                                                 __________  __________  __________
Effect of exchange rate changes on cash                                (318)       (136)       (317)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      2,063          15      (9,887)
Cash and cash equivalents at beginning of year                        7,576       7,561      17,448
                                                                 __________  __________  __________
Cash and cash equivalents at end of year                         $    9,639  $    7,576  $    7,561
                                                                 ==========  ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the year for: Interest                         $   12,856  $   17,598  $   11,359
                                Income taxes, net of refunds          2,739      (3,189)        367

 Non-cash investing and financing activities:
  Equity adjustment from change in pension liability versus
   unrecognized prior service cost                                    1,329      (1,231)      5,568
  Adjustment required to recognize minimum pension
   liability (note 8)                                                (2,019)      1,083      (5,654)
  Leases capitalized, net of leases terminated                          597         260       1,160
___________________________________________________________________________________________________


See accompanying Notes to Consolidated Financial Statements.


                                              MOOG INC.
                           Consolidated Statements of Shareholders' Equity
____________________________________________________________________________________________________
(dollars in thousands except
per share data)                 Years ended September 30              1996        1995       1994
____________________________________________________________________________________________________
PREFERRED STOCK (note 9)                                         $      100  $      100  $      100
                                                                 __________  __________  __________
COMMON STOCK (note 9)                                                 9,134       9,134       9,134
                                                                 __________  __________  __________
ADDITIONAL PAID-IN CAPITAL
 Beginning of year                                                   47,709      47,737      47,780
 Issuance of Treasury Shares at less than cost                          (98)        (28)        (43)
                                                                 __________  __________  __________
 End of year                                                         47,611      47,709      47,737
                                                                 __________  __________  __________
RETAINED EARNINGS
 Beginning of year                                                   64,125      56,373      54,259
 Net earnings                                                        10,709       7,761       2,123
 Preferred dividends ($.09 per share in 1996, 1995 and 1994)             (9)         (9)         (9)
                                                                 __________  __________  __________
 End of year                                                         74,825      64,125      56,373
                                                                 __________  __________  __________
TREASURY SHARES, AT COST*
 Beginning of year                                                  (17,841)    (17,929)    (18,002)
 Shares issued related to options (1996 - 46,800 Class A
  shares and 500 Class B shares; 1995 - 6,000 Class A shares
  and 1,000 Class B shares; 1994 - 5,500 Class A shares)                568          87          73
 Shares issued related to conversion of convertible
  subordinated debentures (1996 - 6,204 Class A shares;
  1995 - 87 Class A shares)                                              75           1           -
 Shares acquired through purchase (1996 - 721,086 Class A
  shares, 80,000 Class B shares and 5,117 Series B
  Preferred shares)                                                 (14,605)          -           -
                                                                 __________  __________  __________
 End of year                                                        (31,803)    (17,841)    (17,929)
                                                                 __________  __________  __________
EQUITY ADJUSTMENTS**
 Beginning of year                                                    6,158       7,867         564
 Adjustment from foreign currency translation                        (2,110)       (478)      1,735


 Adjustment from change in pension liability versus
  unrecognized prior service cost                                     1,329      (1,231)      5,568
                                                                 __________  __________  __________
 End of year                                                          5,377       6,158       7,867
                                                                 __________  __________  __________
LOAN TO SAVINGS AND STOCK OWNERSHIP PLAN (SSOP) (note 8)
 Beginning of year                                                     (749)     (1,098)     (1,274)
 Payments received on loan to SSOP                                      248         349         176
                                                                 __________  __________  __________
 End of year                                                           (501)       (749)     (1,098)
                                                                 __________  __________  __________
TOTAL SHAREHOLDERS' EQUITY                                       $  104,743  $  108,636  $  102,184
___________________________________________________________________________________________________

*    Class A Common Stock in treasury: 1,219,050 shares as of September 30, 1996; 550,968 shares as of September 30, 1995; 557,055 shares as of September 30, 1994.
     Class B Common Stock in treasury: 936,603 shares as of September 30, 1996; 857,103 shares as of
     September 30, 1995; 858,103 shares as of September 30, 1994.
     Preferred Stock in treasury: 5,117 shares as of September 30, 1996.

**   End of year balance includes cumulative foreign currency translation, net of applicable deferred taxes, of 1996- $5,377; 1995 - $7,487; 1994 - $7,965; and cumulative minimum pension liability adjustments of 1996 - $0; 1995 - ($1,329); 1994 - ($98). Included in adjustment from foreign currency translation are net deferred (gains) losses of $(246) in 1996, $1,138 in 1995, and $317 in 1994 related to hedging net investments in, and long-term advances to, various international subsidiaries.


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

     Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Cash and cash equivalents are carried at amounts which approximate fair value.

     Revenue Recognition: The percentage of completion (cost-to-cost) method of accounting is followed for long-term contracts. Under this method, revenues are recognized as the work progresses toward completion. Contract incentive awards affect earnings when the amounts can be determined. For contracts with anticipated losses at completion, the projected loss is accrued. Revenues other than on long-term contracts are recognized as units are delivered.

     Inventories: Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Consistent with industry practice, aerospace related inventories include amounts relating to contracts having long production and procurement cycles, portions of which are not expected to be realized within one year.

     Foreign Currency: Foreign subsidiaries' assets and liabilities are translated using rates of exchange as of the balance sheet date and the statements of income are translated at the average rates of exchange for the year. Transaction gains and losses from certain long-term advances to foreign subsidiaries and hedges of these advances to, and net investments in these subsidiaries are accumulated in the equity section as "Equity Adjustments." Gains and losses resulting from all other foreign currency transactions are included in income.

     Depreciation and Amortization: Plant and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets considered capital leases are amortized on a straight-line basis over the term of the lease or the estimated useful life of the asset, whichever is shorter.

     Intangibles associated with acquisitions are amortized on a straight-line basis over periods not to exceed 30 years. The Company monitors its intangibles for evidence of impairment. In the event that such evidence exists, the Company uses forecasted undiscounted cash flow analysis to determine the amount of impairment, if any.

     Financial Instruments and Credit Concentration: Instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary investments in highly rated financial institutions and for maturities of generally three months or less. Concentrations of credit risk with respect to trade receivables are limited due to the significant amount of business with large commercial aerospace companies or prime U.S. Government contractors and to the number of customers and their dispersion over a large geographic area.

     Use of Estimates: Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2 - Acquisitions

     In June of 1994 the Company acquired the hydraulic and mechanical actuation product lines (the Product Lines) of AlliedSignal Inc., located in Torrance, California. The Product Lines include mechanical drive systems for leading edge flaps and hydraulic servoactuators for primary and secondary flight controls used on a wide variety of commercial and military aircraft. The adjusted purchase price, excluding $5,000 for specified transition services, was $63,800. The acquisition resulted in Product Line intangible assets of $14,565, which are being amortized over a 12 year period.

     On December 15, 1995, the Company purchased, for $5,012 net of cash acquired, the industrial servovalve product line of Ultra Hydraulics Limited located in the United Kingdom. On May 24, 1996, the Company acquired the propellant valve product line of Parker Hannifin Corporation for $890.

     On October 26, 1996, the Company acquired the assets of and assumed certain liabilities related to the industrial hydraulic servocontrols business (the U.S. Industrial Hydraulics Business) of International Motion Control Inc., (IMC), an unrelated third party. The U.S. Industrial Hydraulics Business, which operated under the name Moog Controls Inc., was spun off by the Company in February 1988. The purchase price was $48,600. Based on a preliminary purchase price allocation, which is subject to finalization, intangible assets resulting from this acquisition should approximate $37,000. For the 12 month period ended September 30, 1996, the unaudited results of operations of the U.S. Industrial Hydraulics Business consisted of net sales totalling approximately $29,600 and operating profit of approximately $4,900, after deducting depreciation expense of $900. The historical results of the U.S. Industrial Hydraulics Business are not intended to be a projection of future results. In a related transaction, the Company acquired a nearly completed manufacturing facility which IMC originally intended for use by the U.S. Industrial Hydraulics Business. The Company has since reached an agreement in principle to sell the building to a third party. The acquisition was principally financed with proceeds from the Company's U.S. Revolving Credit and Term Loan Facility (the Bank Credit Facility).

     All of the Company's acquisitions are accounted for under the purchase method, and accordingly, the operating results for the acquired companies are included in the Consolidated
Statements of Income from the date of acquisition.

     On May 13, 1996, a joint venture called Moog Hydrolux LLC, in which the Company has a 50% interest, was formed. The Company accounts for this investment on the equity method.

Note 3 - Receivables

     Receivables consist of:
_______________________________________________________________
          September 30                       1996        1995
_______________________________________________________________
Long-term contracts:
 Amounts billed                          $  37,068    $  38,542
 Unbilled recoverable costs and profits     71,101       61,400
 Unbilled costs and profits subject to
  negotiation                                1,518          116
                                         _________    _________
 Total long-term contract receivables      109,687      100,058

Trade                                       45,710       45,582
Refundable income taxes                        183        3,331
Other                                        1,724        1,323
                                         _________    _________
Total receivables                          157,304      150,294

Less allowance for doubtful accounts        (1,332)      (1,379)
_______________________________________________________________
Receivables                              $ 155,972    $ 148,915
_______________________________________________________________

     The long-term contract amounts are primarily associated with prime U.S. Government contractors and major commercial aircraft manufacturers. These amounts include retainage in accordance with the terms of the contracts. Unbilled costs and profits subject to negotiation represent claims on terminated contracts. Substantially all unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.

Note 4 - Inventories

     Inventories consist of the following:
_________________________________________________________________
          September 30                       1996        1995
_________________________________________________________________
Raw materials and purchased parts        $  30,609    $  23,028
Work in process                             55,789       52,839
Finished goods                              12,920       10,309
_______________________________________________________________
Inventories                              $  99,318    $  86,176
_______________________________________________________________

     In 1994, the Company recorded a pre-tax restructuring charge of $4,681 of which $2,574 related to the write-off of obsolete Domestic Controls segment inventory. This write-off reflected a decline in repair activities and spare part requirements on various government programs. The restructuring charge also included $2,107 related to workforce reductions and other restructuring actions taken in response to U.S. defense spending reductions and weak capital goods markets in Europe.

Note 5 - Property, Plant and Equipment

     Property, plant and equipment consists of:
_________________________________________________________________
          September 30                       1996        1995
_________________________________________________________________
Land                                     $   7,553    $   7,864
Buildings and improvements                  87,945       89,323
Machinery and equipment                    214,880      212,026
Property, plant and equipment, at cost     310,378      309,213
Less accumulated depreciation and
 amortization                             (179,007)    (170,082)
________________________________________________________________
Property, plant and equipment            $ 131,371    $ 139,131
________________________________________________________________

     Assets under leases that have been accounted for as capital leases and included in property, plant and equipment are summarized as follows:
_________________________________________________________________
          September 30                       1996        1995
_________________________________________________________________
Capital leases at cost                   $   6,711    $   6,945
Less accumulated amortization               (2,721)      (2,841)
_________________________________________________________________
Net assets under capital leases          $   3,990    $   4,104
_________________________________________________________________

Note 6 - Indebtedness

     The Company maintains short-term lines of credit with various banks throughout the world. The short-term credit lines are principally demand lines and subject to revision by the banks. These shortterm lines of credit, along with $94,000 available on the Bank Credit Facility, provided credit availability of $112,744 at September 30, 1996. In connection with the acquisition of the U.S. Industrial Hydraulics Business on October 26, 1996, the Company utilized approximately $49,000 that was available under the Bank Credit Facility. Commitment fees are charged on some of these arrangements based on a percentage of the unused amounts available. At September 30, 1996, the International Controls segment had $3,420 of notes payable to banks at an average rate of 11.7% outstanding under these lines of credit. During 1996, an average of $5,739 in notes payable were outstanding at an average interest rate of 7.3%. Notes payable are carried at amounts which approximate fair value.

     Long-term debt consists of the following:
_________________________________________________________________
          September 30                       1996        1995
_________________________________________________________________
Bank Credit Facility
  - revolving credit                     $  41,000    $  95,299
  - term loan                               30,000       30,000
10 1/4% senior secured note                      -       18,350
International and other U.S. term
 loan agreements                            13,254       16,452
Obligations under capital leases             3,588        3,654
                                         _________    _________
Senior debt                                 87,842      163,755
10% senior subordinated notes              120,000            -
9 7/8% convertible subordinated debentures       -       19,400
                                         _________    _________
Total long-term debt                       207,842      183,155
Less current installments                  (10,491)      (7,080)
_________________________________________________________________
Long-term debt                           $ 197,351    $ 176,075
_________________________________________________________________

     On May 14, 1996, the Company completed a recapitalization
(the "Recapitalization"), the principal elements of which were the following:

     (1) The redemption (the "Debenture Redemption") on April 26, 1996 of the Company's 9 7/8% Convertible Subordinated Debentures due 2006 using funds available under the Bank Credit Facility. Of the total principal balance outstanding of $18,000 on April 26, 1996, principal of $17,858 was redeemed with $142 of principal converted into 6,204 Class A Common shares.

     (2) The completion on May 14, 1996 of a $120,000 offering (the "Offering") of 10% Senior Subordinated Notes due 2006 (the "Notes"), the proceeds of which were $116,438 net of discounts and expenses of the Offering. The Notes have a single maturity with the aggregate principal amount due on May 1, 2006. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2001 initially at 105% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after May 1, 2003.

     (3) The Company used such net proceeds to repurchase 714,600 shares of its Class A Common Stock for $12,863; prepay in its entirety the principal balance of $16,400 on the Company's
10 1/4% Senior Secured Note due 2001; repay $86,481 of its revolving borrowings under the Bank Credit Facility, which included $17,858 borrowed for the Debenture Redemption; and pay prepayment and amendment fees. These fees and the write-off of related debt issuance costs resulted in an extraordinary pre-tax charge of $810.

     The Notes are unsecured, general obligations of the Company subordinated in right of payment to all existing and future senior indebtedness. The Note indenture includes certain covenants limiting, subject to certain exceptions, the incurrence of additional indebtedness, payment of dividends, redemption of capital stock, asset sales and certain mergers and consolidations.

     The Bank Credit Facility consists of a $135,000 revolving credit facility and a $30,000 term loan. The revolving credit facility expires in October 2000. The term loan is for six years through July 2001, with quarterly principal payments of $1,500 commencing October 1, 1996.

     Interest on the Bank Credit Facility is LIBOR plus 1.75%. In order to provide for interest rate protection, the Company has entered into interest rate swap agreements for $60,000, effectively converting this amount to fixed rate debt averaging
8.2%. The swaps expire at various times in 1997 and 1998.

     The Bank Credit Facility contains various covenants which, among others, specify minimum interest coverage, limits senior debt to a defined capital base, limits capital expenditures and prohibits payment of cash dividends on common stock. The Bank Credit Facility is secured by substantially all of the Company's U.S. assets and the common shares of all Domestic and International subsidiaries.

     International and other U.S. term loan agreements of $13,254 at September 30, 1996 consist principally of financing provided by various banks to individual International subsidiaries. These term loans are being repaid through 2003, and carry interest rates ranging from 1.4% to 13.5%.

     Maturities of long-term debt for the next five years are $10,491 in 1997, $12,917 in 1998, $8,807 in 1999, $6,936 in 2000,
$48,004 in 2001, and $120,687 thereafter.

     The fair value of long-term debt was estimated based on quoted market prices and discounted cash flow analysis using current rates offered to the Company for debt with the same remaining maturities. At September 30, 1996, the estimated fair value of long-term debt was $210,242.

     At September 30, 1996, the Company has pledged assets with a net book value of $278,487 as security for long-term debt.

Note 7 - Income Taxes

     The reconciliation of the provision for income taxes with the amount computed by applying the U.S. federal statutory tax rate of 34% to earnings before income taxes, extraordinary item and cumulative effect of change in accounting for income taxes is as follows:

_________________________________________________________________
                                     1996      1995      1994
_________________________________________________________________
Earnings before income taxes,
 extraordinary item and cumulative
 effect of change in accounting for
 income taxes:
  Domestic                        $ 10,979  $  6,042  $  6,054
  Foreign                            6,272     2,967    (3,440)
  Eliminations                      (1,201)     (219)      426
_________________________________________________________________
     Total                        $ 16,050  $  8,790  $  3,040
_________________________________________________________________
Computed expected tax expense     $  5,457  $  2,988  $  1,034
Increase (decrease) in income taxes
 resulting from:
  Foreign tax rates                  1,102       356      (419)
  Nontaxable FSC earnings              (76)     (280)     (350)
  State taxes net of federal benefit   141       226        79
  Change in beginning of the year
   valuation allowance              (2,541)   (2,709)      634
  Other                                748       448       444
_________________________________________________________________
Income taxes                      $  4,831  $  1,029  $  1,422
_________________________________________________________________
Effective income tax rate            30.1%     11.7%     46.8%
_________________________________________________________________

     At September 30, 1996, certain International subsidiaries had net operating loss carryforwards totalling $1,870. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries.

     No provision has been made for U.S. federal or foreign taxes on that portion of certain International subsidiaries' undistributed earnings ($23,532 at September 30, 1996) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the Company.

     The components of income taxes excluding the extraordinary item and cumulative effect of change in accounting for income taxes are as follows:

_________________________________________________________________
                                     1996      1995      1994
_________________________________________________________________
Current:
 Federal                          $  2,817  $   (828) $ (3,255)
 Foreign                             2,518       292      (249)
 State                                  80         -         -
                                  ________  ________  ________
     Total current                   5,415      (536)   (3,504)
                                  ________  ________  ________

Deferred:
 Federal                             1,220     2,466     5,440
 Foreign                            (1,937)   (1,243)     (634)
 State                                 133       342       120
                                  ________  ________  ________
     Total deferred                   (584)    1,565     4,926
_________________________________________________________________
Total income taxes                $  4,831  $  1,029  $  1,422
_________________________________________________________________

     The tax effects of temporary differences that generated deferred tax assets and liabilities are detailed in the following table. Realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making its assessment of the recoverability of deferred tax assets. The impact of the change in beginning of the year valuation allowance in fiscal 1996 and 1995 relates primarily to the improved financial results of the Company's German subsidiary which had accumulated net operating loss carryforwards prior to 1995.
_________________________________________________________________
          September 30                       1996        1995
_________________________________________________________________
Deferred tax assets:
 Contract loss reserves not currently
  deductible                             $   4,739    $   5,890
 Tax benefit carryforwards                   2,044        2,578
 Accrued vacation                            5,025        4,440
 Deferred compensation                       4,156        4,099
 Accrued expenses not currently deductible   2,463        2,392
 Inventory                                   3,633        3,031
 Other                                         505           62
                                         _________    _________
   Total gross deferred tax assets          22,565       22,492
   Less: Valuation reserve                    (456)      (3,366)
                                         _________    _________
   Net deferred tax assets                  22,109       19,126
                                         _________    _________
Deferred tax liabilities:
 Differences in bases and depreciation
  of property, plant and equipment          21,314       20,720
 Prepaid pension                               207          552
 Other                                         996          712
                                         _________    _________
   Total gross deferred tax liabilities     22,517       21,984
_________________________________________________________________
   Net deferred tax liabilities          $     408    $   2,858
_________________________________________________________________

Note 8 - Employee Benefit Plans

     The Company maintains a number of defined benefit pension plans. The funded status of these plans at September 30, 1996 and
1995 is as follows:
__________________________________________________________________________________________________________________________________
                                                     1996                                           1995
                                   _________________________________________   ___________________________________________________
                                   U.S. Employee                  Other        U.S. Employee                  Other
                                   Plan with      Other Plans     Plans with   Plan with       Other Plans    Plans with
                                   Assets in      with Assets     Accumulated  Accumulated     with Assets    Accumulated
                                   Excess of      in Excess       Benefits in  Benefits in     in Excess of   Benefits in
                                   Accumulated    of Accumulated  Excess of    Excess of       Accumulated    Excess of
                                   Benefits       Benefits        Assets       Assets          Benefits       Assets
_________________________________________________________________________________________________________________________________
Accumulated benefit obligation
  - Vested                         $ 100,232      $   4,723       $  14,883    $  97,791       $   3,685      $  13,453
  - Nonvested                            670              -           3,545          573               -          3,599
                                   _________      _________       _________    _________       _________      _________
  - Total                          $ 100,902      $   4,723       $  18,428    $  98,364       $   3,685      $  17,052
                                   _________      _________       _________    _________       _________      _________
Projected benefit obligation (PBO) $ 112,357      $   5,029       $  23,553    $ 106,854       $   3,838      $  22,175

Plan assets at fair value            112,119          6,029           1,447       97,773           4,741          1,653
                                   _________      _________       _________    _________       _________      _________
Plan assets in excess of
 (or less than) PBO                     (238)         1,000         (22,106)      (9,081)            903        (20,522)

Unrecognized cumulative experience
 loss (gain)                           1,426           (482)         (2,446)      12,290            (986)        (1,667)

Unrecognized net (asset) liability
 from SFAS no. 87 adoption date,
 amortized over 15 years              (2,104)             -           1,909       (2,472)             (2)         2,155

Unrecognized prior service cost           35              -             273           40               -            303

Adjustment required to recognize
 minimum liability                         -              -             (53)      (1,368)              -           (704)
_________________________________________________________________________________________________________________________________
Accrued pension (liability) asset  $    (881)    $      518       $ (22,423)   $    (591)       $    (85)     $ (20,435)
_________________________________________________________________________________________________________________________________

     Plan assets consist primarily of publicly traded stocks, bonds, mutual funds and $13,800 in Company stock. The Company's funding policy is to contribute at least the amount required by law in the various jurisdictions in which the plans are domiciled. The principal actuarial assumptions weighted for all defined benefit plans are:
_________________________________________________________________
                                             1996      1995
_________________________________________________________________
Discount rate                                7.6%      7.4%
Return on assets                             8.6%      8.2%
Rate of compensation increase                3.8%      3.6%
_________________________________________________________________

     In addition, the Company maintains various defined contribution plans. These defined contribution plans, along with the defined benefit plans, cover substantially all employees. Pension expense for all plans for 1996, 1995 and 1994 is as follows:
_________________________________________________________________
                                   1996      1995      1994
_________________________________________________________________
Service cost - benefits
 earned during the year          $  4,635  $  4,523  $  4,217
Interest cost on projected
 benefit obligation                 9,827     9,019     8,472
Actual return on plan assets      (17,231)  (16,939)   (3,017)
Net amortization, deferral
 and other                          9,816     9,038    (3,005)
                                 ________  ________  ________
Pension expense for defined
 benefit plans                      7,047     5,641     6,667
Pension expense for other plans       268       317       383
_________________________________________________________________
Total pension expense            $  7,315  $  5,958  $  7,050
_________________________________________________________________

     Employee and management profit share plans provide for the computation of profit share based on net earnings as a percent of net sales multiplied by base wages, as defined. The profit share plan was suspended for 1995. Profit share expense was $2,602 in 1996, $0 in 1995 and $459 in 1994.

     The Company has a Savings and Stock Ownership Plan (SSOP) which includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the SSOP can acquire Company stock at market value, with the Company providing a 25% share match. The SSOP purchase of the matching Class B shares was funded by a Company loan. The loan is repaid with Company contributions. Interest on the loan is computed at the Bank Credit Facility borrowing rate. Shares are allocated and compensation expense is recognized as the employer share match is earned. Compensation expense was $306 in 1996, $446 in 1995 and $180 in 1994. At September 30, 1996, the SSOP owned (allocated and unallocated) 113,821 Class A shares and 499,542 Class B shares.

     The Company provides postretirement health care benefits to certain retirees. Expenses under this plan were $1,158, $1,011 and $1,075 in 1996, 1995 and 1994, respectively. A reconciliation of the funded status of the plan with the accrued liability at September 30, 1996 and 1995 is shown below. There were no plan assets at September 30, 1996 or 1995.
_________________________________________________________________
          September 30                       1996       1995
_________________________________________________________________
Accumulated postretirement benefit
 obligation (APBO)
 - Inactives                              $  (5,147)  $  (5,307)
 - Actives fully eligible                      (395)       (367)
 - Actives not fully eligible                (2,800)     (2,724)
                                          _________   _________
Total APBO (funded status)                   (8,342)     (8,398)
Unrecognized transition obligation            6,704       7,098
Unrecognized gains                             (343)       (158)
_________________________________________________________________
Accrued postretirement benefit liability  $  (1,981)  $  (1,458)
_________________________________________________________________
Discount rate                                  8.0%       7.75%
_________________________________________________________________

     The effect of a one percentage point increase in the health care cost trend rate, currently assumed at 2.5%, would not have a significant impact on the accumulated postretirement benefit obligation as of September 30, 1996.

Note 9 - Shareholders' Equity

     Class A and Class B Common Stock share equally in the earnings of the Company, and are identical in most respects except (i) Class A has limited voting rights, each share of Class A being entitled to one-tenth of a vote on most matters and each share of Class B being entitled to one vote, (ii) Class A shareholders are entitled to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors,
(iii) cash dividends may be paid on Class A without paying a cash dividend on Class B and no cash dividend may be paid on Class B unless at least an equal cash dividend is paid on Class A, and
(iv) Class B shares are convertible at any time into Class A on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 30,039 shares in 1996 and 317 shares in 1994. Convertible subordinated debentures were also converted into 6,204 Class A shares in 1996 and 87 Class A shares in 1995.

     The Company is authorized to issue up to 10,000,000 shares of preferred stock. Series B Preferred Stock is 9% Cumulative, Convertible, Exchangeable Preferred Stock with a $1.00 par value. Series B Preferred Stock consists of 100,000 issued shares and 94,883 outstanding shares, and are convertible into Class A Common shares (.08585 shares of Class A Common Stock per share of Series B Preferred Stock). The Series B Preferred Stock is owned by nine principal officers of the Company. The Board of Directors may authorize, without further shareholder action, the issuance of additional preferred stock which ranks senior to both classes of Common Stock of the Company with respect to the payment of dividends and the distribution of assets on liquidation. The preferred stock, when issued, would have such designations relative to voting and conversion rights, preferences, privileges and limitations as determined by the Board of Directors.

     Of the Class B Common Stock, 129,912 shares are reserved for issuance under the 1983 Non-Statutory Stock Option Plan. Class A shares reserved for issuance at September 30, 1996 are as follows:
_________________________________________________________________
                                                       Shares
_________________________________________________________________
Conversion of Class B to Class A shares                2,634,790
1983 Incentive Stock Option Plan                         322,600
Conversion of Series B Preferred Stock to
 Class A shares                                            8,585
_________________________________________________________________
                                                       2,965,975
_________________________________________________________________

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

     Options were granted at prices not less than market value on the date of the grant. Shares under option are as follows:
_________________________________________________________________
                                        Non-Statutory  Incentive
                                        Plan           Plan
                                        (Class B)      (Class A)
_________________________________________________________________
Outstanding at September 30, 1993:      139,716        389,300
Cancelled or expired in 1994             (6,304)        (3,800)
Exercised in 1994                             -         (5,500)
                                        _______        _______
Outstanding at September 30, 1994:      133,412        380,000
Cancelled or expired in 1995               (500)        (3,400)
Exercised in 1995                        (1,000)        (6,000)
                                        _______        _______
Outstanding at September 30, 1995:      131,912        370,600
Cancelled or expired in 1996             (1,500)        (1,200)
Exercised in 1996                          (500)       (46,800)
                                        _______        _______
Outstanding and exercisable
 at September 30, 1996:
  Class A ($5.625 to $10.50 per share)                 322,600
  Class B ($11.00 to $14.75 per share)  129,912
_________________________________________________________________

Note 10 - Industry Segments

     The Company reports information for two industry segments: Domestic
Controls which manufactures and markets precision control components primarily for North America, and International Controls which manufactures and markets precision control components for industrialized economies outside of North
America.
_______________________________________________________________________________
                                               1996         1995       1994
_______________________________________________________________________________
Domestic Controls
 Net sales:
  Government                                $ 169,408    $ 163,714   $ 157,928
  Commercial                                  107,167       90,212      55,322
 Intersegment sales                            11,912       10,446       7,804
                                            _________    _________    ________
     Total sales                            $ 288,487    $ 264,372     221,054
                                            =========    =========    ========
 Operating profit (O.P.)                    $  32,744    $  25,242    $ 20,373
 Restructuring charges included in O.P.             -            -       3,390
 Net earnings                                   5,863        4,030       4,394
 Identifiable assets                          297,445      282,323     290,644
 Capital expenditures                           4,973        5,633       5,263
 Depreciation and amortization expense         10,103       10,363       7,725
______________________________________________________________________________
International Controls
 Net sales:
  Government                                $  15,512    $  18,064    $ 16,385
  Commercial                                  115,150      102,294      77,735
 Intersegment sales                            14,983        4,728       5,634
                                            _________    _________    ________
     Total sales                            $ 145,645    $ 125,086    $ 99,754
                                            =========    =========    ========
 Operating profit (O.P.)                    $  11,796    $   8,464    $  1,135
 Restructuring charges included in O.P.             -            -       1,291
 Net earnings (loss)                            5,691        3,918      (2,366)
 Identifiable assets                          126,732      120,499     100,261
 Capital expenditures                           4,468        3,977       3,019
 Depreciation and amortization expense          4,913        5,337       5,129
______________________________________________________________________________
Consolidated operations
 Net sales                                  $ 407,237    $ 374,284    $307,370
                                            =========    =========    ========
 Operating profit (O.P.), net of
  intercompany eliminations                 $  43,339    $  33,487    $ 21,936
 Restructuring charges included in O.P.             -            -       4,681
 Deductions from O.P.:
  Interest expense                             18,124       17,492      11,402
  Currency (gain) loss                            (88)         143        (451)
  Other expenses, net                           9,253        7,062       7,945
                                            _________    _________    ________






  Earnings before income taxes,
  extraordinary item and cumulative effect
  of change in accounting for income taxes   $  16,050   $   8,790    $  3,040
                                             =========   =========    ========
 Total identifiable assets                  $ 424,177    $ 402,822    $390,905
 Corporate assets                              45,976       39,864      50,179
 Eliminations                                 (20,595)     (17,729)    (16,628)
                                            _________    _________    ________
 Net assets                                 $ 449,558    $ 424,957    $424,456

     Intersegment sales, which are transacted and accounted for at factory cost plus applicable general and administrative expenses and profit, have been eliminated in net sales.

     Operating profit is total revenue less cost of sales and other operating expenses. The deductions from operating profit have been charged to the respective segments by being directly identified with the segments or allocated on the basis of assets or sales.

     Included in net sales for Domestic Controls is $153,865 in 1996, $136,261 in 1995, and $118,807 in 1994, in sales to the
U.S. government or to prime U.S. government contractors.

Note 11 - Geographic Areas and Export Sales

___________________________________________________________________________
                      United     Europe    Pacific &  Corporate &   Consol-
                      States               Other      Eliminations  idated
___________________________________________________________________________
Identifiable Assets:
  1996              $ 297,445   $  92,206  $ 34,526   $ 25,381   $ 449,558
  1995                282,323      79,910    40,589     22,135     424,957
  1994                290,644      66,086    34,175     33,551     424,456

Sales to Unaffiliated Customers:
  1996              $ 276,575   $ 101,093  $ 29,569              $ 407,237
  1995                253,926      90,076    30,282                374,284
  1994                213,250      67,568    26,552                307,370

Inter-area Sales to Affiliates:
  1996              $  11,912   $  13,529  $  1,454              $  26,895
  1995                 10,446       4,062       666                 15,174
  1994                  7,804       4,738       896                 13,438

Export Sales:
  1996              $  57,350   $  27,023  $  2,220              $  86,593
  1995                 54,364      25,370     1,610                 81,344
  1994                 41,698      18,575     1,867                 62,140

Net Earnings (Loss):
  1996              $   5,863   $   5,005  $    686   $   (845)  $  10,709
  1995                  4,030       4,082      (164)      (187)      7,761
  1994                  4,394      (3,583)    1,217         95       2,123
___________________________________________________________________________

     Sales between geographic areas are generally transacted and accounted for at factory cost plus applicable general and administrative expenses and profit. Export sales from the United States are primarily to areas other than Europe. Export sales from Europe and all other geographic areas are principally to countries within their geographic area.

Note 12 - Commitments and Contingencies

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

     At September 30, 1996, the Company believes that adequate reserves have been established for environmental issues, and does not expect these environmental matters will have a material effect on the financial position of the Company in excess of amounts previously reserved.

     Legal proceedings pending by or against the Company and its subsidiaries are not expected to have a material effect on the financial condition or results of operations of the Company and its subsidiaries taken as a whole.

     In the ordinary course of business, subsidiaries of the Company have discounted promissory notes received in settlement of trade receivables at banks. The aggregate proceeds from discounted notes were $3,983 in 1996, $8,091 in 1995, and $14,809 in 1994. Under the recourse provisions of such transactions, the subsidiaries are contingently liable for $889 at September 30, 1996.

     The Company has $3,532 in open letters of credit at September 30, 1996, which principally relate to cash advances received on a contract.

     The Company leases certain facilities under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $7,191 in 1996, $6,957 in 1995 and $7,049 in 1994.
Future minimum rental payments required under noncancelable operating leases are $5,668 in 1997, $4,888 in 1998, $3,809 in
1999, $2,851 in 2000, $1,997 in 2001 and $10,157 thereafter.

     The Company subleases various facilities to third parties.
Gross rental income from such activities was $1,291 in 1996, $1,535 in 1995 and $1,247 in 1994. Future minimum rental income under noncancelable operating leases is $323 in 1997.

Note 13 - Financial Instruments

     The Company uses a variety of financial instruments, including foreign exchange instruments, letters of credit (see note 12) and interest rate swaps (see note 6) to reduce financial risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counter-parties to the instruments. The Company, however, does not expect nonperformance by the counter-parties.

     Foreign exchange instruments are used to hedge the Company's equity in, and long-term advances to, various International subsidiaries. At September 30, 1996 and 1995, the Company had $4,484 and $6,107, respectively, of such instruments outstanding at fair value. Gains and losses on these hedges of equity and long-term advances are included in shareholders' equity. Foreign currency forward contracts are periodically utilized to hedge known foreign currency cash flows. Gains and losses on such contracts are netted against the gain or loss on the underlying amounts receivable or payable. Foreign currency forward contracts outstanding at fair value on September 30, 1996 were $1,717.

Note 14  Quarterly Data - Unaudited

Net Sales and Earnings
(dollars in thousands except per share data)
________________________________________________________________________________________________________________________
                                   Year Ended                                         Year Ended
                                 September 1996                                     September 1995
                    _____________________________________________     _____________________________________________
                    1st       2nd       3rd       4th                 1st       2nd       3rd       4th
                    Qtr.      Qtr.      Qtr.      Qtr.      Total     Qtr.      Qtr.      Qtr.      Qtr.      Total
________________________________________________________________________________________________________________________
Net sales           $ 93,233  $106,822  $103,107  $104,075  $407,237  $ 86,917  $ 91,372  $ 99,450  $ 96,545  $374,284
Gross profit          28,526    32,324    32,573    32,104   125,527    24,733    27,869    28,750    27,899   109,251
Earnings before
 income taxes and
 extraordinary item    3,226     4,431     4,299     4,094    16,050     1,475     2,471     2,471     2,373     8,790
Earnings before
 extraordinary item    2,350     3,044     3,022     2,803    11,219     1,184     1,963     2,305     2,309     7,761
Extraordinary item         -         -      (510)        -      (510)        -         -         -         -         -
                    ________  ________  ________  ________  ________  ________  ________  ________  ________  ________
Net earnings        $  2,350  $  3,044  $  2,512  $  2,803  $ 10,709  $  1,184  $  1,963  $  2,305  $  2,309  $  7,761
                    ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Net earnings per common
 and common equivalent
 share before extra-
 ordinary item      $    .30  $    .40  $    .40  $    .39  $   1.47  $    .15  $    .25  $    .30  $    .30  $   1.00
Extraordinary item         -         -      (.07)        -      (.07)        -         -         -         -         -
                    ________  ________  ________  ________  ________  ________  ________  ________  ________  ________
Net earnings        $    .30  $    .40  $    .33  $    .39  $   1.40  $    .15  $    .25  $    .30  $    .30  $   1.00
                    ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Note: The 1996 quarterly Earnings Per Share do not add to the total due to rounding.
________________________________________________________________________________________________________________________


REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors of Moog Inc.:

We have audited the consolidated financial statements of Moog Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K for the fiscal year 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 14(a)(2) of the annual report on Form 10-K for the fiscal year 1996.
These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements or schedule of certain wholly-owned consolidated subsidiaries, which statements reflect total assets constituting 15% as of September 30, 1996 and 1995 and total net sales constituting 20%, 21% and 18% of the related consolidated totals for the years ended September 30, 1996, 1995 and 1994, respectively. Those statements and schedule were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such consolidated subsidiaries, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Buffalo, New York
November 18, 1996
                              KPMG Peat Marwick LLP

ITEM 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

Part III

ITEM 10.  Directors and Executive Officers of the Registrant.

     The information required herein with respect to directors of the Company is incorporated by reference to "Election of Directors" in the 1997 Proxy.

Executive Officers of the Registrant

     The names and ages of all executive officers of Moog are set forth below.

     Other than John B. Drenning, the principal occupations of the following officers for the past five years have been their employment with the Company. Mr. Drenning's principal occupation is partner in the law firm of Phillips, Lytle, Hitchcock, Blaine & Huber.

_________________________________________________________________
Executive Officers and Positions Held        Age       Year First
                                                       Elected
                                                       Officer
_________________________________________________________________
Robert T. Brady
Chairman of the Board;
President; Chief Executive Officer;
Director; Member, Executive Committee        55        1967

Richard A. Aubrecht
Vice Chairman of the Board;
Vice President  - Strategy and Technology;
Director; Member, Executive Committee        52        1980

Joe C. Green
Executive Vice President;
Chief Administrative Officer;
Director; Member, Executive Committee        55        1973

Robert R. Banta
Executive Vice President;
Chief Financial Officer; Assistant Secretary;
Director; Member, Executive Committee        54        1983

Kenneth D. Garnjost
Vice President                               70        1961

Philip H. Hubbell
Vice President - Contracts and Pricing       57        1988

Stephen A. Huckvale
Vice President - International               47        1990

Robert H. Maskrey
Vice President                               55        1985

Richard C. Sherrill
Vice President                               58        1991

William P. Burke
Treasurer                                    61        1985

John B. Drenning
Secretary                                    59        1989

Donald R. Fishback
Controller                                   40        1985

ITEM 11. Executive Compensation.

     The information required herein is incorporated by reference to "Compensation Committee Report," "Stock Price Performance Graph," "Summary Compensation Table," "Fiscal Year-End Option/SAR Values," "Employees' Retirement Plan," "Supplemental Retirement Plan," "Employment Termination Benefits Agreements" and "Compensation of Directors" in the 1997 Proxy.

ITEM 12. Security Ownership of Certain Beneficial Owners and
Management.

     The information required herein is incorporated by reference to "Certain Beneficial Owners" and "Election of Directors" in the 1997 Proxy.

ITEM 13. Certain Relationships and Related Transactions.

     The information required herein is incorporated by reference to "Transactions With Moog Controls Inc." in the 1997 Proxy.

Part IV.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) Documents filed as part of this report:

1.   Index to Financial Statements.

     The following financial statements are included:
     (i) Consolidated Statements of Income for the years ended September 30, 1996, 1995, and 1994.
    (ii) Consolidated Balance Sheets as of September 30, 1996 and 1995.
   (iii) Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995, and 1994.
    (iv) Consolidated Statements of Shareholders' Equity for the years ended September 30, 1996, 1995, and 1994.
     (v)  Notes to Consolidated Financial Statements.
    (vi)  Report of Independent Auditors.

2.   Index to Financial Statement Schedules.

     The following Financial Statement Schedule as of and for the years ended September 30, 1996, 1995, and 1994, is included in this Annual Report on Form 10-K:

     II.  Valuation and Qualifying Accounts.

     Schedules other than that listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated
Financial Statements, including the notes thereto.

3.   Exhibits.

     The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:
(2) Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated
     June 15, 1994.
(3) Restated Certificate of Incorporation and By-laws of the Company, incorporated by reference to exhibit (3) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1989.
(4) Form of Indenture between Moog Inc. and Fleet National Bank, as Trustee, dated May 10, 1996 relating to the 10% Senior Subordinated Notes due 2006, incorporated by reference to exhibit (iv) to Form 8-K dated May 10, 1996.
(9) (i) Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of October 15, 1988 Report on Form 8-K dated November 30, 1988.
    (ii) Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of November 1983 Report on Form 8-K dated December 9, 1983.
(10) Material contracts.
     (i) Management Profit Sharing Plan, incorporated by reference to exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1991.
    (ii) Supplemental Retirement Plan dated October 1980, as amended, incorporated by reference to exhibit (iv) of November 1983 Report on Form 8-K, dated December 9, 1983, as amended, and reported in August 30, 1988 Report on Form 8-K, dated October 3, 1988, and amended on October 20, 1988, incorporated by reference thereto.
   (iii) Deferred Compensation Plan for Directors and Officers, incorporated by reference to exhibit (i) of November 1985 Report on Form 8-K, dated December 3, 1985.
    (iv) Incentive Stock Option Plan, incorporated by reference to exhibit 4(b) of the Registration Statement on Form S-8, File No. 33-36721, filed with the Securities and Exchange Commission on September 7, 1990.
     (v) Non-Statutory Stock Option Plan, as amended, incorporated by reference to exhibits 10(v) and 10(vi) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1989.

    (vi) Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of the Company's Annual Report on Form 10-K for its fiscal year ended
          September 30, 1989.
   (vii) Executive Termination Benefits Agreement incorporated by reference to January 29, 1988 Report on Form 8-K dated February 4, 1988.
  (viii) Indemnity Agreement, incorporated by reference to Annex A to 1988 Proxy Statement dated January 4, 1988.
    (ix) Revolving Credit and Term Loan Agreement dated June 15, 1994, incorporated by reference to Exhibit 10(ix) to the Company's Report on Form 10-K for its fiscal year ended September 30, 1994.
     (x) Amendment No. 2 to the Bank Credit Facility, incorporated by reference to Exhibit (ii) to the Company's Report on Form 8-K dated March 13, 1996.
    (xi) Amendment No. 3 to the Bank Credit Facility, incorporated by reference to Exhibit (v) to the Company's Report on Form 8-K dated May 10, 1996.
   (xii)  Amendment No. 4 to the Bank Credit Facility, dated
          June 18, 1996. (Filed herewith)
(11) Statement re: Computation of per share earnings.
(13) 1996 Annual Report to Shareholders. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)
(21) Subsidiaries of the Company.
     Subsidiaries of the Company are listed below:
     (i) Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland
    (ii) Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary
   (iii) Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
    (iv) Moog Buhl Automation, a branch office of Moog Inc. operating under Danish law
     (v) Moog Controls Corporation, Incorporated in New York, wholly-owned subsidiary with branch operation in the Republic of the Philippines
    (vi) Moog Controls Hong Kong Ltd., Incorporated in Hong Kong, wholly-owned subsidiary
   (vii) Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary
  (viii) Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
          (a) Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.
          (b) Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.
    (ix) Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary
     (x) Moog GmbH, Incorporated in Germany, wholly-owned subsidiary

          (a) Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary, 90% owned by Moog GmbH; 10% owned by Moog Inc.
    (xi) Moog Industrial Controls Corporation, Incorporated in New York, wholly-owned subsidiary
   (xii) Moog Japan Ltd., Incorporated in Japan, 90% owned subsidiary
  (xiii) Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary
   (xiv) Moog Properties, Inc., Incorporated in New York, wholly-owned subsidiary
    (xv) Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc; 5% owned by Moog GmbH.
   (xvi) Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
(23) (ii) Consent of KPMG Peat Marwick LLP; Consents and Audit Reports of Coopers & Lybrand LLP. (Filed herewith)
(27) Financial Data Schedule. (Filed herewith)
(99) Additional Exhibits.
     Information, Financial Statements and Exhibits required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan (to be filed by amendment).
(b)  Reports on Form 8-K
     The Company filed a report on Form 8-K dated September 23, 1996 reporting pursuant to items 5 and 7.

                                                                                     Schedule II
                                              MOOG INC.
          Valuation and Qualifying Accounts - Years ended September 30, 1996, 1995 and 1994
                                       (dollars in thousands)
                                          Additions
                              Balance at  charged to               Acquisitions/      Balance
                              beginning   costs and                Exchange           at end
Description                   of period   expenses     Deductions  rate changes 1/    of period
____________________________________________________________________________________________________
Year ended 1994:
 Reserve for contract losses  $ 5,396     $   998      $ 2,654     $11,224            $14,964
 Allowance for doubtful
  accounts                      1,864         329          725          25              1,493
Reserve for inventory
 valuation                      5,072       4,533        6,240         121              3,486
                              ______________________________________________________________________
Year ended 1995:
 Reserve for contract losses  $14,964     $   986      $ 7,369     $ 4,291            $12,872
 Allowance for doubtful
  accounts                      1,493         352          501          35              1,379
 Reserve for inventory
  valuation                     3,486       2,423        1,209       2,892              7,592
                              ______________________________________________________________________
Year ended 1996:
 Reserve for contract losses  $12,872     $ 1,965      $ 3,871     $     -            $10,966
 Allowance for doubtful
  accounts                      1,379         462          479         (30)             1,332
 Reserve for inventory
  valuation                     7,592       4,017        2,237         (37)             9,335
                              ______________________________________________________________________

Note:

1/ Represents the impact of changes in currency exchange rates during the year and, in 1995 and
1994, reserves for contract losses related to the acquisition of the Product Lines (Note 2).



Quarterly Stock Prices

                                   Stock Prices
Fiscal Year               Class B              Class A
Ended                  High      Low        High      Low
_______________________________________________________________
Sept. 30, 1996
  1st Quarter          $ 18      $ 14 7/8   $ 17 1/2  $ 12 7/8
  2nd Quarter            19 1/2    17 7/8     19 1/4    16 3/4
  3rd Quarter            24 5/8    18 5/8     24 1/2    18 1/8
  4th Quarter            24 5/8    21 1/4     24 3/4    19
_______________________________________________________________
Sept. 30, 1995
  1st Quarter          $ 15 1/8  $ 12       $  9 1/2  $  7 1/2
  2nd Quarter            14 7/8    11 5/8      9 5/8     8 5/8
  3rd Quarter            15        12 1/4     13         9 1/2
  4th Quarter            15 1/2    14 3/8     14 3/8    12 1/4
_______________________________________________________________

                           Signatures

     Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Moog Inc.
                            (Registrant)
                            Date: December 12, 1996


                    By       ROBERT T. BRADY
                              Robert T. Brady
                           Chairman of the Board,
                      President, Chief Executive Officer,
                              and Director
                         (Principal Executive Officer)


                    By        ROBERT R. BANTA
                              Robert R. Banta
                         Executive Vice President,
                         Chief Financial Officer,
                              and Director
                         (Principal Financial Officer)


                    By          DONALD R. FISHBACK
                              Donald R. Fishback
                    Controller (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.


By      RICHARD A. AUBRECHT         By    PETER P. POTH
     Richard A. Aubrecht                Peter P. Poth
     Director, December 12, 1996        Director, December 12, 1996


By      JOE C. GREEN                By    ARTHUR S. WOLCOTT
     Joe C. Green                       Arthur S. Wolcott
     Director, December 12, 1996        Director, December 12, 1996


By      KENNETH J. McILRAITH        By     JOHN D. HENDRICK
     Kenneth J. McIlraith               John D. Hendrick
     Director, December 12, 1996        Director, December 12, 1996

                                             EXHIBIT (10)(xii)

      FOURTH AMENDMENT TO REVOLVING AND TERM LOAN AGREEMENT


          THIS AGREEMENT is made as of the 18th day of June, 1996 among the banks identified in Exhibit A attached to and made a part of this Agreement (collectively the "Banks" and individually a "Bank"), Marine Midland Bank, a New York banking corporation having its chief executive office at One Marine Midland Center, Buffalo, New York 14203, ("Marine"), as agent for the Banks, and Moog Inc., a New York business corporation having its chief executive office at Jamison Road and Seneca Street, East Aurora, New York 14052-0018, (the "Borrower").

          WHEREAS, the Banks, Marine as agent for the Banks and the Borrower previously entered into a Revolving and Term Loan Agreement dated June 15, 1994, a First Amendment to Revolving and Term Loan Agreement dated as of November 14, 1995, a Consent and Second Amendment to Revolving and Term Loan Agreement dated as of March 22, 1996 and a Consent and Third Amendment to Revolving and Term Loan Agreement dated as of May 13, 1996 (as so amended, the "Loan Agreement"); and

          WHEREAS, the Banks, Marine as agent for the Banks and the Borrower now desire to amend certain terms of the Loan
Agreement;

          NOW, THEREFORE, effective on the date described in
Section 4(a) of this Agreement, the Banks, Marine as agent for the Banks and the Borrower agree as follows:

          1. DEFINITIONS. Each word or expression used, but not defined, in this Agreement shall have the meaning given it in the Loan Agreement.

          2.   AMENDMENTS.

          a. Section 6(d) of the Loan Agreement shall be amended to read in its entirety as follows:

               d.   Senior Debt to Net Capital Base Ratio.
          Maintain at the end of each fiscal quarter of the Borrower the Senior Debt to Net Capital Base Ratio so that it does not exceed the following applicable percentage: (i) for any such fiscal quarter ending on or before June 30, 1997, 65%, (ii) for any such fiscal quarter ending after June 30, 1997 and on or before June 30, 1998, 55% and (iii) for any such fiscal quarter ending thereafter, 45%;

          b.   A new Section 12(pp-1) shall be added to the Loan
Agreement immediately after Section 12(pp) to read in its entirety as follows:

               pp-1. Net Capital Base. "Net Capital Base" means an amount equal to the consolidated tangible net worth of the Borrower plus the outstanding principal balance of the Subordinated Debentures. For purposes of calculating such amount, tangible net worth means shareholders' equity, but excluding therefrom any intangible assets (including, but not limited to, goodwill).

          c. Section 12(uu) of the Loan Agreement shall be amended (i) to add the word "other" immediately before the word "Investments" in subclause (i)(F) and (ii) to delete the word "or" immediately before clause (H) and to add the words "or (I) other Investments aggregating not more than $15,000,000 at any time for the Borrower in all Foreign Subsidiaries" immediately before clause (ii).

          d. New Sections 12(eee-1) and 12(eee-2) shall be added to the Loan Agreement immediately after Section 12(eee) to read in their entirety as follows:

               eee-1. Senior Debt. "Senior Debt" means all Indebtedness of the Borrower and all Subsidiaries arising from the borrowing of any money or the deferral of the payment of the purchase price of any asset other than the outstanding principal balance of the Subordinated Debentures.

               eee-2. Senior Debt to Net Capital Base Ratio. "Senior Debt to Net Capital Base Ratio" means the ratio, expressed as a percentage, of the Senior Debt as of the end of any fiscal quarter of the Borrower to the Net Capital Base as of the end of such fiscal quarter.

          3. PREREQUISITES TO LOANS. The obligation of any Bank to make any Loan after the effective date of this Agreement shall be conditioned upon the receipt by each Bank at or before the time such Loan is to be made of the following, in form and substance satisfactory to each Lending Entity:

          a. If such Loan is the first Revolving Loan after the effective date of this Agreement, a certificate executed by a Designated Officer and a Designated Financial Officer updating each representation and warranty previously made in or pursuant to the Loan Agreement and stating that (i) there did not occur or exist at any time during the period beginning on the date of the Loan Agreement and ending at the time such Loan is to be made and there does not exist at the time such Loan is to be made any Event of Default or Default and (ii) each representation and warranty made in the Loan Agreement, as amended by this Agreement, was true and correct as of all times during the period beginning on the date of the Loan Agreement and ending at the time such Loan is to be made and is true and correct as of the time such Loan is to be made, except to the extent updated in a certificate executed by a Designated Officer and a Designated Financial Officer and received by each Lending Entity before the time such Loan is to be made; and

          b. Payment of all costs and expenses payable pursuant to the first sentence of Section 9(a) of the Loan Agreement at or before the time such Loan is to be made.

          4.   GENERAL.

          a. Term. This Agreement shall become effective upon its execution by the Borrower, the Agent and the Required Banks.
The term of this Agreement shall be the same as the term of the Loan Agreement, as amended by this Agreement.

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

          c. Entire Agreement. This Agreement contains the entire agreement between each Lending Entity and the Borrower with respect to the subject matter of this Agreement, and supersedes each course of dealing or other conduct heretofore pursued, accepted or acquiesced in, and each oral or written agreement and representation heretofore made, by or on behalf of any Lending Entity with respect thereto, whether or not relied or acted upon. No course of performance or other conduct hereafter pursued, accepted or acquiesced in, and no oral agreement or representation hereafter made, by or on behalf of any Lending Entity, whether or not relied or acted upon and no usage of trade, whether or not relied or acted upon, shall modify or terminate this Agreement or impair or otherwise affect any indebtedness, liability or obligation of the Borrower pursuant to this Agreement or any right or remedy of any Lending Entity pursuant to this Agreement or otherwise. No modification or termination of this Agreement shall be effective unless made in a writing duly executed by the Required Banks and specifically referring to each provision of this Agreement being modified or to such termination.

          d. Governing Law. This Agreement shall be governed by and construed, interpreted and enforced in accordance with the internal law of the State of New York, without regard to principles of conflict of laws.

          e. Invalidity. Whenever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable Law. If, however, any such provision shall be prohibited by or invalid under such Law, it shall be deemed modified to conform to the minimum requirements of such Law, or, if for any reason it is not deemed so modified, it shall be prohibited or invalid only to the extent of such prohibition or invalidity without the remainder thereof or any other such provision being prohibited or invalid.

          f. Headings. In this Agreement, headings of sections are for convenience of reference only, and are not of substantive effect.

          g. Counterparts. This Agreement may be executed in any number of counterparts and signature pages, but all of such counterparts shall together constitute a single agreement.

          h. Loan Agreement. As specifically amended by this Agreement, the Loan Agreement shall remain in full force and effect. Effective on the effective date of this Agreement, references in the Loan Agreement to "this Agreement" or words of similar effect shall be deemed to be references to the Loan Agreement as amended by this Agreement.


          [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

          IN WITNESS WHEREOF, each Lending Entity and the
Borrower have caused this Agreement to be duly executed as of the date shown at the beginning of this Agreement.

                         MARINE MIDLAND BANK


                         By    /s/ Hugh C. McLean
                           Hugh C. McLean, Vice President


                         MANUFACTURERS AND TRADERS TRUST COMPANY


                         By
                                                            Title


                         FLEET BANK


                         By
                                                            Title


                         THE BANK OF TOKYO-MITSUBISHI BANK, LTD.,
                              NEW YORK BRANCH, SUCCESSOR BY
                              MERGER TO THE MITSUBISHI BANK,
                              LIMITED


                         By
                                                 attorney-in-fact


                         THE SUMITOMO BANK, LIMITED


                         By
                                                            Title


                         By
                                                            Title


                         BARNETT BANK OF PINELLAS COUNTY


                         By    /s/ Michael S. Crowe
                           Michael S. Crowe, SVP            Title


                         NATIONAL BANK OF CANADA


                         By
                                                            Title

                         By
                                                            Title


                         MARINE MIDLAND BANK, AS AGENT


                         By   /s/ Hugh C. McLean
                           Hugh C. McLean, Vice President


                         MOOG INC.


                         By   /s/ Robert R. Banta
                           Robert R. Banta, Executive Vice
                             President

                            EXHIBIT A


                    Banks that are a Party to
                         this Agreement


                       Marine Midland Bank

             Manufacturers and Traders Trust Company

                           Fleet Bank

                   The Sumitomo Bank, Limited

       The Bank of Tokyo-Mitsubishi, Ltd., New York Branch

                 Barnett Bank of Pinellas County

                     National Bank of Canada

                                                                 EXHIBIT 11.1
                   COMPUTATION OF PER SHARE EARNINGS - PRIMARY

                                               Years Ended September 30,
                                             1996        1995        1994
                                             ____        ____        ____
Weighted-average common shares outstanding   7,412,485   7,721,927   7,714,444

Net effect of dilutive stock options           226,827           0           0
                                             _________   _________   _________
Weighted-average common and common
  equivalent shares outstanding(A)           7,639,312   7,721,927   7,714,444
                                             =========   =========   =========
Net earnings before extraordinary item
  and cumulative effect of change in
  accounting for income taxes               $   11,219  $    7,761  $    1,618

Less: Preferred stock dividends                     (9)         (9)         (9)
                                             _________   _________   _________
Net earnings before extraordinary item
  and cumulative effect of change in
  accounting for income taxes attributable
  to common shareholders (B)                    11,210       7,752       1,609

Extraordinary item (C)                            (510)          0           0

Cumulative effect of change in accounting
  for income taxes (D)                               0           0         505
                                             _________   _________   _________
Net earnings attributable to common
  shareholders (E)                          $   10,700  $    7,752  $    2,114
                                             =========   =========   =========
Per share:

Net earnings before extraordinary item
  and cumulative effect of change in
  accounting for income taxes (B)/(A)       $     1.47  $     1.00  $     0.21

Extraordinary item (C)/(A)                       (0.07)       0.00        0.00

Cumulative effect of change in accounting
  for income taxes (D)/(A)                        0.00        0.00        0.06
                                             _________   _________   _________
Net earnings (E)/(A)                        $     1.40  $     1.00  $     0.27
                                             =========   =========   =========

                                                                 EXHIBIT 11.2
                COMPUTATION OF PER SHARE EARNINGS - FULLY DILUTED

                                               Years Ended September 30,
                                             1996        1995        1994
                                             ____        ____        ____
Weighted-average common shares outstanding   7,412,485   7,721,927   7,714,444

Net effect of dilutive stock options           244,040      93,352      39,105
Assumed conversion of Preferred Stock            8,585       8,585       8,585
Assumed conversion of Convertible Subordinate
  Debentures                                         0     863,305     923,214
                                             _________   _________   _________
Weighted-average common and common
  equivalent shares outstanding (A)          7,665,110   8,687,169   8,685,348
                                             =========   =========   =========
Net earnings before extraordinary item
  and cumulative effect of change in
  accounting for income taxes               $   11,219  $    7,761  $    1,618

Add: conversion of Convertible Subordinated
  Debentures                                         0       1,682       1,239
                                             ---------   ---------   ---------
Net earnings before extraordinary item
  and cumulative effect of change in
  accounting for income taxes attributable
  to common shareholders (B)                    11,219       9,443       2,857

Extraordinary item (C)                            (510)          0           0

Cumulative effect of change in accounting
  for income taxes (D)                               0           0         505
                                             _________   _________   _________
Net earnings attributable to common
  shareholders (E)                          $   10,709  $    9,443  $    3,362
                                             =========   =========   =========
Per share:

Net earnings before extraordinary item
  and cumulative effect of change in
  accounting for income taxes (B)/(A)       $     1.46  $     1.00* $     0.21*

Extraordinary item (C)/(A)                       (0.06)       0.00        0.00

Cumulative effect of change in
  accounting for income taxes (D)/(A)             0.00        0.00        0.06*
                                             _________   _________   _________
Net earnings (E)/(A)                        $     1.40  $     1.00* $     0.27*
                                             =========   =========   =========

* Antidilutive





                                                       Exhibit 13

Contents


Financial Highlights                                   1

Letter to Shareholders                                 2

Moog at a Glance                                       4


Market Segment Facts

Military Aircraft                                      6

Commercial Aircraft                                    8

Space and Missiles                                    10

Industrial Hydraulics                                 12

Industrial Electrics                                  14

Moog-Hydrolux                                         16


Form 10K                                              17

Investor Information                                  42




International Subsidiaries
located on inside back cover.

Financial
Highlights
Years Ended September 30                       1996       1995       1994       1993       1992
Net Sales                                      $407,237   $374,284   $307,370   $293,680   $307,004
Net Earnings (Loss)                              10,709      7,761      2,123      4,761     (6,773)
Net Earnings (Loss) Per Share                     $1.40      $1.00       $.27       $.62      ($.88)

Total Assets                                   $449,558   $424,957   $424,456   $318,130   $335,986
Indebtedness - senior                            91,262    170,361    183,376    115,515    121,721
             - subordinated                     120,000     19,400     20,800     22,082     22,264

Shareholders' Equity                            104,743    108,636    102,184     92,561     97,374

Capital Expenditures                             10,885     10,232      8,893     10,216     15,295

Depreciation and Amortization                    19,632     19,675     15,700     15,621     17,767

Backlog                                         243,310    237,941    217,261    181,081    212,100

(dollars in thousands except per share data)


To our Shareholders, Employees and Friends,

The Numbers Keep Getting Better

          Fiscal '96 sales were up, earnings were up and our stock price was up.

          More precisely, sales were up 9%, net earnings were up 38%, and our stock closed on 30 September '96, up over 60% from a year earlier. We made a lot of progress in '96. We believe that our sharp focus on high performance motion controls for aircraft, satellites and industrial automation will sustain this positive momentum.

Commercial Airplane Revenues Are Up

          Revenue growth in the aircraft business is all in commercial airplanes. We've signed six-year contracts with Boeing to supply flight controls for the 747, 757 and 767. We're under contract for the 777 through 2006. Production rates are up on all of these airplanes. Our deliveries to Boeing were up 15% in '96 and will increase 50% in '97.

Military Revenues Are Stable

          Production continues on the F-15, F/A-18C/D and the B-2. In '96, we completed development of the leading edge and wingfold actuators for the F/A-18E/F, and the flight control actuators for the Navy's V-22 tiltrotor, the Army's RAH-66 helicopter and the Indian Light Combat Aircraft. Over the next few years all of these aircraft will enter production.

The Satellite Business Soars

          Our satellite business really took off in '96. All the major satellite manufacturers are using our thrusters and isolation valves and they're building more satellites. More satellites mean more launches. We provide steering controls and propellant controls for the launch vehicles. Adding to our range of technology for the satellite business is the Parker Hannifin propellant valve product line we acquired this year.

Two Strategic Acquisitions in Industrial Controls

          Early in the year, we acquired the servovalve product line of Ultra Hydraulics Ltd. in the UK. This product line had its origins in a Moog license granted to Dowty in the late '50's. The Ultra acquisition added about $4 million to '96 revenues. Just after the end of the year, we acquired Moog Controls Inc., a company with revenues of about $30 million. This company was created in 1988 when we exchanged our U.S. industrial servovalve division with Bill Moog for his stock. Bill subsequently sold Moog Controls Inc. to an unrelated third party from whom we made this acquisition.

          Also in '96, we entered into a 50/50 joint venture with a Luxembourg-based manufacturer of hydraulic controls named Hydrolux. The joint venture company, Moog-Hydrolux, makes integrated hydraulic manifolds for North American manufacturers of injection molding machines, hydraulic presses and die casting machines.

A Strengthened Balance Sheet

          In mid-year, we took our story to the financial markets and sold $120 million of ten year, 10% bonds. Our objective was to extend maturities on the revolver financing we used to acquire the actuation product line from AlliedSignal in 1994. We also called some convertible debentures and bought back a big block of our stock at $18 per share. At the time we sold the bonds, we weren't planning to acquire Moog Controls because its owner hadn't offered it for sale. However, having completed the bond financing, we were able to move quickly in completing this very strategic move.

'97 Looks Good

          We're approaching fiscal '97 with the expectation that we'll have a third year of increased sales and earnings. Sales will be up in most of our product lines and the acquisition of Moog Controls will add another 20% to our industrial revenues.

          We expect that our '97 revenues will be close to $450 million and will be distributed as follows:

[Graph inserted which shows the distribution of '97 revenues as follows:
               Industrial Automation    -    38.5%
               Aircraft Controls        -    48.0%
               Space & Missiles         -    13.5%]


          Increased production of commercial aircraft and commercial satellites, and the acquisitions we've made in industrial automation, will shift our balance of revenues more toward the commercial/industrial sector.

[Graph inserted which shows the distribution of '97 revenues as follows:
               Government/Military      -    37%
               Commercial/Industrial    -    63%]


          We began our expansion into international markets over 30 years ago. Today, we have companies in 17 countries and about a third of our revenues come from outside the United States:

[Graph inserted which shows the distribution of '97 revenues as follows:
               U.S.           -    70%
               International  -    30%]

Our Strategy for the Future

          We're accustomed to market leadership in terms of market share and product performance. We'll work to enhance this position where we have it and develop it where we don't. We'll maintain a tight focus on our core technologies and extend applications into closely related product areas. We'll continue to emphasize an active collaboration with our customers, to support them with our global reach and to provide world-class aftermarket service and support.

          This strategic framework has guided our recent acquisitions. These acquisitions, combined with healthier market conditions and the team effort of all the Moog people around the globe, have resulted in progress on all fronts. We're happy with our '96 results. We believe that '96 was the second year in what will become a consistent pattern of growth in sales, earnings and the value of our stock.

          The fun has just begun.


Robert T. Brady
Chairman, CEO



Pictured below, from left to right:

Bob Maskrey, Aircraft Controls

Bob Banta, Chief Financial Officer

Phil Hubbell, Contracts & Pricing

Dick Aubrecht, Vice-Chairman

Bob Brady, Chairman, CEO

Joe Green, Chief Administrative Officer

Steve Huckvale, Industrial Controls

Bing Sherrill, Systems Group

Moog at a Glance

          Everyone appreciates the tremendous pace of advancement in computers and computer software. Just as the PC has revolutionized information technology, computers have also revolutionized controls in aircraft, satellites and industrial machinery. This phenomenon places Moog in an enviable position. Our principal product lines are servoactuators that take the information generated by computers and then make something happen. The inputs to our products are the tiny electrical signals emanating from the control computers. Advancements in computer technology enhance the capabilities of our products and their relevance in today's industrial society. The illustration at right describes the operating parts of a servoactuator system. There are hundreds of design variations, but they share the fundamental characteristics shown.

Military Aircraft: Flight Controls and Engine Controls

          Moog has supplied high performance servoactuation to move flight control surfaces on military aircraft since the 1950's. Our selection as the designer of flight control actuation for the B-2 confirmed our Company's position as the technology leader for military aircraft. Over the next few years we'll be starting production on a number of new programs; the F/A-18E/F Super Hornet, the V-22 Osprey, the RAH-66 Comanche, the Japanese F-2 and the Indian Light Combat Aircraft. During '96, we were selected as the principal supplier of flight control actuation for both the Boeing and Lockheed Joint Strike Fighter
(JSF) demonstrators.

          We believe that we supply about 40% of the flight control actuation in the military aircraft markets open to American companies.

Commercial Aircraft

          We supply flight control and autopilot actuators for the 747, 757, 767, and 777. We have more of these applications than any other actuator supplier on Boeing's fleet and our share is about thirty percent of the dollar content of Boeing's flight control actuation. We also make all the servovalves for the Boeing aircraft and for all the Airbus aircraft, as well. In addition, we supply flight control actuators for the ailerons on the A330/A340.

Space and Missiles

          The space and missiles business has become the satellite, launch vehicle and anti-missile business. The big story is the growth in the number of satellites driven by the demand for cellular phones, pagers and direct-to-home TV. We have a very high market share in satellite propulsion controls and steering controls for launch vehicles.

          Anti-missile defense initiatives in the Congress have triggered the production start of Standard Missile 2 Block 4 and the potential of a Theater High Altitude Air Defense System
(THAADS).

Industrial Hydraulics

          Since 1959, when Moog introduced the first industrial servovalve, we have led the way in product technology. By any measure, we are the world's market leader in industrial servovalves. The acquisitions of the Ultra and Moog Controls servo lines enhance our worldwide market position. The Moog Controls acquisition also brings back to Moog two actuation product lines with good growth potential: long stroke actuators for motion platforms and turbine control actuators for industrial gas turbines.

Industrial Electronics and Electric Drives

          The growth areas in the drives business have been the specialties. We recently booked a $28 million order from Wegmann for electric drives used on the automatic ammunition loader for a German howitzer. Also during '96, we established a production line for six-degree-of-freedom, six-passenger simulators used in the entertainment and training markets. Both of these product lines have a big future.

Military Aircraft
32% of '96 sales, 27% of '97 forecast


                              FY97 Forecast Sales = $120 million


[Graph inserted which shows the distribution of '97 revenues by project as follows:

               B-2            -    11.5%
               F-15           -    19.2%
               F-16           -     3.4%
               F-18           -     9.6%
               V-22           -     6.8%
               Engines        -     4.4%
               Aftermarket    -    23.5%
               Other          -    21.6%]

Products
  - Primary and secondary flight control actuation for fighters, bombers, helicopters
  -  Engine control servovalves and servoactuators
  -  Active vibration control systems
  -  Flight data recording systems
     Wingfold and weapons bay systems

Major Programs & Applications

 Primary Flight Controls:
  -  B-2, V-22, RAH-66, Taiwanese IDF, Indian LCA, JSF
     Demonstrators

 Secondary and Leading Edge Actuation:
  -  F/A-18, F-15, F-16, Blackhawk, Japanese F-2, Taiwanese IDF,
     Czech L-159, JSF Demonstrators

 Flight Data Recording Systems:
  -  C-130J

 Active Vibration Controls:
  -  EH-101, S-92

 Engine Control Servovalves and Servoactuators:
  -  F-404, F-414, F-110, F-119, EJ200, AE2100, T406, RTM322

Competitive Advantages
  - Extensive U.S. and international experience in design of flight-critical fly-by-wire flight controls
  - Product innovation in engine control servovalves and active vibration control
  - World-class manufacturing capability focused on flight safety and quality
  -  Innovative engineering capabilities
  -  Skilled, experienced and dedicated workforce

Competitors
  -  Parker Hannifin, Curtiss-Wright, HR Textron

Market Developments
  -  F/A-18C/D, E/F are funded for production
  - V-22 Osprey approved for limited production, 523 aircraft are planned, program could accelerate
  - RAH-66 Comanche in flight testing, 6 development helicopters planned for 2001, production in 2004
  -  Japanese F-2 will start production in '97
  -  Additional B-2's are still a possibility
  -  Both JSF demos will use Moog actuators
  -  Demand for next generation engine controls

Strategies & Initiatives
  - Develop next generation technology in flight control, engine control, vibration suppression
  -  Partner with prime contractor R&D Centers
  -  Pursue opportunities in international markets
  -  Develop depot capability for overhauls

Commercial Aircraft
20% of '96 sales, 21% of '97 forecast


                              FY97 Forecast Sales = $96 million


[Graph inserted which shows the distribution of '97 revenues by project as follows:

               747            -    18.8%
               757            -     7.8%
               767            -     6.8%
               777            -    11.6%
               Engines        -     6.3%
               Airbus         -    15.2%
               Aftermarket    -    21.1%
               Other          -    12.4%]

Products
  -  Primary and secondary flight control actuation
  -  Flight control servovalves
  -  Digital engine control servovalves

Major Programs & Applications

 Primary Flight Controls and Spoilers:
  -  747, 757, 777, A330/A340, Citation X

 Autopilot Actuators:
  -  747, 767

 Leading Edge Rotary Actuators:
  -  777

 Flight Control Servovalves:
  -  All Boeing, all Airbus, IPTN-250

 Trailing Edge Flap System:
  -  Gulfstream IV, Challenger

 Digital Engine Control Servovalves:
  -  CF-6, GE90, V2500, Rolls Royce RB211 and Trent, AlliedSignal
     APU's

Competitive Advantages
  - Extensive experience in design and production of flight-critical control surface actuators
  -  Product innovation in engine control servovalves
  - World-class manufacturing capability focused on flight safety and quality
  -  Focused, highly responsive aftermarket support organization
  -  Skilled, experienced and dedicated workforce

Competitors
  -  Parker Hannifin, Teijin Seiki, Curtiss-Wright, Lucas,
     Liebherr

Market Developments
  -  Production rates on 747, 757, 767 and 777 are all increasing
  -  A330/A340 deliveries projected to increase
  -  Boeing plans launch of 747 derivatives

Strategies & Initiatives
  -  Align strategies with customer objectives
  - Pursue aggressive cost reduction to meet market pricing demands
  - Transfer technology developed in military applications to commercial aircraft
  -  Develop next generation technology for engine controls

Space & Missiles
14% of '96 sales, 14% of '97 forecast


                         FY97 Forecast Sales = $61 million


[Graph inserted which shows the distribution of '97 revenues by project as follows:

               Satellites          -    31%
               Strategic Missiles  -    11.2%
               Tactical Missiles   -    24.0%
               Launch Vehicles     -    21.8%
               Vehicles            -    12.0%]

Products
  - Steering controls for launch vehicles, strategic missiles, and space shuttle
  - Thrusters, isolation valves and propulsion system valves for satellites and launch vehicles
  - Electric propulsion feed systems for satellite attitude control
  -  Thermal control valves

Major Programs & Applications

 Satellite Propulsion:
  -  HS-601, A2100, FS1300, Eurostar 3000

 Launch Vehicle Steering Controls:
  -  Titan IV, Atlas, Centaur, Delta, Ariane IV, Ariane V, Space
     Shuttle

 Tactical Missile Steering Controls:
  -  Standard Missile 2 BLK IV, VLASROC, THAADS, Patriot,
     Aspide, Sea Dart, Penguin, Aster 15

 Space Station Components:
  -  Fluid quick disconnects, segment attachment drives

 Electric Propulsion:
  -  Loral propellant management assembly
  -  New Millennium Deep Space One Xenon feed system
  -  Artemis Xenon solenoid valves

Competitive Advantages
  - Extensive experience in design and manufacture of launch vehicle steering controls
  - Unparalleled experience in design and manufacture of thrusters and valves for space applications
  -  Leading edge technology in electric propulsion
  -  World class manufacturing capabilities
  -  Skilled, experienced and dedicated workforce

Competitors
  -  AlliedSignal, HR Textron

Market Developments
  - Our customers, Hughes, Lockheed Martin, and Loral, dominate U.S. satellite production
  - Traditional launch vehicles, Titan, Atlas, Delta, Space Shuttle, continue as workhorses
  - Standard Missile 2 BLK IV will be used by the Navy for missile defense
  - Theater High Altitude Area Defense (THAADS) is funded and progressing

Strategies & Initiatives
  - Increase capacity and reduce lead time to support accelerated demand
  - Develop leading edge technology for satellite and launch vehicle propulsion systems
  - Develop leading edge technologies for launch vehicle steering controls
  - Support satellite and launch vehicle manufacturers on a worldwide basis

Industrial Hydraulics
22% of '96 sales, 27% of '97 forecast


                    FY97 Forecast Sales = $120 million


[Graph inserted which shows the distribution of '97 revenues by geographic region:

               U.S.           -    34%
               U.K.           -     8%
               Germany        -    19%
               Japan          -    15%
               Pacific Rim    -     7%
               Scandinavia    -     5%
               France         -     4%
               Italy          -     6%
               Other          -     2%]

Products
  -  Servovalves and proportional valves
  -  Mechanical and electrical feedback
  -  Nozzle-flapper, servojet, direct drive
  -  Low friction, long stroke actuators for flight simulators
  -  Servo-controlled valve assemblies for gas turbines

Major Applications
  - Electrical feedback servovalves for control of clamp and injection operations on plastic injection molding equipment
  - Mechanical feedback and direct drive valves for parison control in plastic blow molding machines
  - Fuel metering, steam bypass, and override control servovalves for gas and steam turbines
  - Hydraulic position control actuators and servovalves for fatigue testing systems
  - Direct drive and electrical feedback valves to provide precise positioning in saw mills
  -  Servoactuators for heavy industry, steel mills
  - Electrical and mechanical feedback servovalves for gauge coil box, side guide and camcoiler control of steel and aluminum processing equipment
 - Control loading and motion platform actuators for full flight simulators

Competitive Advantages
  -  Leading edge technology for 36 years
  - Unmatched, worldwide application engineering to optimize custom solutions
  - Worldwide engineering, manufacturing, support and service facilities
  -  Skilled, experienced and dedicated workforce

Competitors
  -  Bosch, Rexroth, Atchley

Market Developments
  -  Steady demand in the U.S., Europe and Pacific
  -  Consistent pressure to reduce lead time
  -  Acquired servovalve product line from Ultra Hydraulics Ltd.
     (U.K.) in December, '95
  - Acquired Moog Controls Inc., a manufacturer of servovalves, simulator actuators and turbine controls in October, '96

Strategies & Initiatives
  -  Continue development of leading edge technology
  -  Pursue forward integration of products in key end markets
  -  Consolidate production in global manufacturing centers
  -  Focus factories and processes to shorten lead times

Industrial Electrics & Electric Drives
12% of '96 sales, 11% of '97 forecast


                         FY97 Forecast Sales = $53 million


[Graph inserted which shows the distribution of '97 revenues by project as follows:

               Electric Drives     -    40%
               Military Vehicles   -    14%
               Plastics            -    14%
               Motion Simulator    -    14%
               Other               -    18%]

Products
  -  Brushless D.C. servomotors and digital motor controllers
  -  Electronic controls for injection and blow molding machines
  -  Electronic controls for specialized automated machinery
  -  Electromechanical servoactuators
  -  Ruggedized high-torque drives for military vehicles

Major Applications
  - Electric drives for assembly robots, brush making machines, material handling robots, postal sorting machines
  - Full performance total machine control for injection molding and blow molding
  - Custom tailored controls for Tuftco carpet tufting and scrolling machine
  - Four and six degree-of-freedom motion platforms with capacities between 2,000 and 13,000 pounds
   - Electric azimuth and elevation gun control, ammunition-handling, and radar platform control for military vehicles.

     (Electrically actuated gun controls are categorized industrial because of the similarity to other industrial products.)

Competitive Advantages
  -  Highest power density of available brushless D.C.
     servodrives
  - Full range of capability in total machine control for injection molding and blow molding
  -  Customized machine control solutions
  -  High reliability in electrically actuated motion platforms
  - Demonstrated experience in electric gun controls for military vehicles
  -  Skilled, experienced and dedicated workforce

Competitors
  -  Indramat, Pacific Scientific, Barber Coleman, Siemens,
     Gefran, Control Techniques

Market Developments
  - Demand stabilizes for electric drives and plastics machine controls
  - Moog electric simulators lead the field in both entertainment and training
  -  Wegmann howitzer production starts
  -  Military vehicle technology is applied to high-speed trains

Strategies & Initiatives
  - Refine product design and reduce costs to improve profitability in electric drives
  -  Broaden worldwide distribution of plastics machine controls
  -  Broaden product range in electric motion simulators
  - Re-package electric gun controls to maintain technology advantage

          Moog is a worldwide manufacturer of precision control components and systems. Moog's actuation products control high-performance aircraft, satellites and space vehicles, launch vehicles, missiles and automated industrial machinery.

Electrohydraulic Servocontrol Actuation

          This cutaway of an actuator shows the piston which moves inside the cylinder in response to the pressure and flow control of the servovalve. A piston extends and retracts, providing the motion or force commanded by the computer.

McDonnell Douglas X-36

          Moog supplies twenty custom actuators on McDonnell
Douglas' experimental aircraft, demonstrating Moog's Rapid
Prototyping capability.

Boeing 777

          Moog is the largest supplier of flight control actuators and servovalves for Boeing's commercial aircraft.

Lockheed Martin Atlas Centaur

          Moog's propellant valves and actuators provide control for launch vehicles worldwide. The Centaur upper stage of the Atlas launch vehicle utilizes Moog actuators to gimbal the rocket engine nozzle. Moog valves control fuel and oxidizer flow to the engines.

Stationary Gas Turbine

          Power generating equipment is a major global market for Moog's industrial servovalves and actuation packages.

Wegmann PzH2000

          Moog provides twelve compact brushless electric motors and controllers for the automatic ammunition loader on this Wegmann howitzer.

Space Systems/Loral Apstar-IIR Satellite

          Geosynchronous satellites provide communication services to customers worldwide. Moog provides propulsion system components to every major satellite manufacturer in the world.

The Moog-Hydrolux Joint Venture

          The Moog-Hydrolux joint venture combines the marketing and manufacturing strengths of Moog in North America with the specific application experience of Hydrolux Sarl. Hydrolux is a subsidiary of Paul Wurth S.A., a 125 year-old Luxembourg-based construction manager and equipment manufacturer for industrial plants, particularly steel mills. For thirteen years, Hydrolux has been designing and manufacturing hydraulic systems and components for injection molding machines and hydraulic presses.


Moog Inc. Headquarters East Aurora, New York, USA

Moog Australia Pty., Ltd.
Mulgrave, Australia

Moog Buhl Automation
Copenhagen, Denmark

Moog Controls Corporation
Baguio City, Philippines

Moog Controls Hong Kong Ltd.
Hong Kong

Moog Controls (India) Pvt. Ltd.
Bangalore, India

Moog Controls Ltd.
Tewkesbury, England

Moog do Brasil Controles Ltda.
Sio Paulo, Brazil

Moog OY
Espoo, Finland

Moog Sarl
Rungis, France

Moog GmbH
Bublingen, Germany

Moog Ltd.
Ringaskiddy, Ireland

Moog Italiana S.r.l.
Malnate, Italy

Moog Japan Ltd.
Hiratsuka, Japan

Moog Korea Ltd.
Kwangju-Kun, Korea

Moog Singapore Pte. Ltd.
Singapore

Moog Sarl Sucursal En Espaua
Orio, Spain

Moog Norden A.B.
Askim, Sweden

Moog-Hydrolux Hydraulic Systems LLC
East Aurora, New York, USA

Investor Information

Reports

     In addition to our Annual Report and 10-K, shareholders receive copies of our three quarterly earnings releases.
Additional information about the Company may be obtained by writing:

     Shareholder Relations
     Moog Inc.
     East Aurora, New York 14052-0018
     PHONE - 716/652-2000
     FAX - 716/687-4457
     E-MAIL sjohnson.inc@moog.com

Electronic Information About Moog

     In Moog's annual report, we try to convey key information about our fiscal year results. In addition to this primary information, we have a site on the world wide web. Please visit this location using the URL address of:

     http://www.moog.com

Annual Meeting

     Moog Inc.'s Annual Meeting of Shareholders will be held February 12, 1997 at 9:15 a.m. at the Albright-Knox Art Gallery, 1285 Elmwood Avenue, Buffalo, New York. Proxy cards should be dated, signed and returned promptly to ensure that all shares are represented at the meeting and voted in accordance with shareholder instructions.

Stock Exchange

     Moog Inc.'s two classes of common shares are traded on the American Stock Exchange under the ticker symbols MOG/A and MOG/B.
The 10% Senior Subordinated Notes are traded on the Private
Offerings, Resales and Trading through Automated Linkages
(PORTAL) Market.

Financial Mailing List

     Shareholders who hold Moog stock in the names of their brokers or bank nominees but wish to receive information directly from the Company should contact Shareholder Relations at Moog
Inc.

Transfer Agent and Registrar

     ChaseMellon Shareholder Services
     85 Challenger Road
     Overpeck Centre
     Ridgefield Park, New Jersey 07660
     1-800-288-9541

Affirmative Action Program

     In recognition of our role as a contributing corporate citizen, Moog has adopted all programs and procedures in our Affirmative Action Program as a matter of corporate policy.

                                                       Exhibit 23


                 CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Moog Inc.:


We consent to incorporation by reference in the Registration Statements (No. 33-62968, 33-36722, 33-36721, 33-33958, 33-20069
and 33-57131) on Form S-8 of Moog Inc. of our report dated November 18, 1996, relating to the consolidated balance sheets of Moog Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows and related schedule for each of the years in the three-year period ended September 30, 1996, which report appears in the September 30, 1996 annual report on Form 10-K of Moog Inc.


                                        KPMG Peat Marwick LLP


Buffalo, New York
December 24, 1996

               Consent of Independent Accountants

We consent to the incorporation by reference in the prospectus constituting part of this registration statement on Form S-8 of Moog Inc. of our report dated November 15, 1996 on our audit of the consolidated financial statements of Moog Controls Limited (a wholly owned subsidiary of Moog Inc.) and subsidiaries as of September 30, 1996 and 1995 and for the years then ended, which report is included in the Annual Report on Form 10-K of Moog Inc. for the year ended September 30, 1996.


/s/ Coopers & Lybrand
Gloucester, England
Date 20 December 1996

                 [Coopers & Lybrand Letterhead]

                                   December 20, 1996
                                   CRH
MOOG Inc.
East Aurora, New York 14052-0018
United States of America


           Letter of Consent of Independent Auditors'

          We consent to the incorporation by reference of our report dated November 15, 1996 on our audit of the consolidated financial statements of MOOG GmbH, (a wholly-owned subsidiary of MOOG Inc.) and subsidiary as of September 30, 1996, 1995, 1994 and the related consolidated statements of earnings and retained earnings and cash flows for each of the years then ended. The report is included in the Annual Report on Form 10-K of MOOG Inc. for the year ended September 30, 1996.


Coopers & Lybrand

                 [Coopers & Lybrand Letterhead]

                                   15 November 1996

The Board of Directors
Moog Inc.
East Aurora
New York
USA

Dear Sirs

Independent Auditors' Report

We have audited the consolidated balance sheet of Moog Controls Limited (a wholly-owned subsidiary of Moog inc.) and subsidiaries as at September 30, 1996 and 1995, and the related consolidated statement of earnings and retained earnings and cashflows for each of the three years ended 30 September 1996. These consoli-dated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evi-dence supporting the amounts and disclosures of the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Controls Limited and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and cash flows for each of the three years ended September 1996, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supple-mental information in Schedules marked by us as "For identifica-tion purposes only" are presented for purposes of additional analysis and may not be a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects as far as the information in them relates to the basic consolidated financial statements taken as whole.

/s/ Coopers & Lybrand
Chartered Accountants
Gloucester, UK
15 November 1996

                 [Coopers & Lybrand Letterhead]


                                        November 15, 1996
                                        CRH

MOOG Inc.
East Aurora, New York 14052-0018
United States of America

                  Independent Auditors' Report

Board of Directors
MOOG Inc.

We have audited the consolidated balance sheets of MOOG GmbH (a wholly-owned subsidiary of MOOG Inc.) and subsidiaries as of September 30, 1996, 1995 and 1994, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of MOOG GmbH and subsidiaries as of September 30, 1996, 1995, 1994 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental information in Exhibit A through H and Schedules 1 through 27 and Questionnaire 1 and 2 are presented for purposes of additional analysis and are not required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


Coopers & Lybrand
Stuttgart/Germany