Form 10-Q
period 1996-12-31
MOOG INC
filed 1997-02-10
CIK 67887

___________________________________________________________________________

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q
(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1996

                                    OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  1-5129

                                 MOOG INC.
          (Exact name of registrant as specified in its charter)


     New York State                                16-0757636
___________________________________________________________________________
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                    identification no.)

     East Aurora, New York                        14052-0018
___________________________________________________________________________
(Address of principal executive offices)          (Zip code)

Telephone number including area code:   (716) 652-2000

___________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

The number of shares outstanding of each class of common stock as of February 3, 1997 were:

Class A Common Stock, $1.00 par value             5,404,345 shares
Class B Common Stock, $1.00 par value             1,586,275 shares

                            MOOG INC.
                  QUARTERLY REPORT ON FORM 10-Q

                        TABLE OF CONTENTS

                                                           Page

PART I.   FINANCIAL INFORMATION                            3-12
     Item 1.   Consolidated Condensed Balance Sheets
               December 31, 1996 and September 30,
               1996                                        3

               Consolidated Condensed Statements of
               Operations Three Months Ended
               December 31, 1996 and 1995                  4

               Consolidated Condensed Statements of
               Cash Flows Three Months Ended
               December 31, 1996 and 1995                  5

               Notes to Consolidated Condensed
               Financial Statements                        6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  9

PART II.  OTHER INFORMATION                                13

SIGNATURES                                                 14

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 MOOG INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands)

                                                Unaudited      Audited
                                                  As of         As of
                                               December 31,  September 30,
                                                  1996           1996
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                      $ 11,743      $  9,639
   Receivables                                     152,684       155,972
   Inventories (note 3)                            107,176        99,318
   Deferred income taxes                            19,389        19,708
   Prepaid expenses and other current assets         8,996         2,939
                                                   _______       _______
      TOTAL CURRENT ASSETS                         299,988       287,576

PROPERTY, PLANT AND EQUIPMENT, net                 137,563       131,371
INTANGIBLE ASSETS, net (note 2)                     52,908        16,024
OTHER ASSETS                                        14,624        14,587
                                                   _______       _______
TOTAL ASSETS                                      $505,083      $449,558
                                                   =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                  $  3,386      $  3,420
   Current installments of long-term debt           16,916        10,491
   Accounts payable                                 21,971        21,597
   Accrued salaries, wages and commissions          21,578        24,504
   Contract loss reserves                            8,752        10,966
   Accrued interest                                  3,909         6,160
   Other accrued liabilities                        15,800        14,208
   Customer advances                                 6,715         8,259
                                                   _______       _______
      TOTAL CURRENT LIABILITIES                     99,027        99,605

LONG-TERM DEBT, excluding current installments
   Senior debt                                     129,927        77,351
   Senior subordinated notes                       120,000       120,000

OTHER LONG-TERM LIABILITIES                         47,774        47,859
                                                   _______       _______
      TOTAL LIABILITIES                            396,728       344,815
                                                   _______       _______

SHAREHOLDERS' EQUITY (note 4)
   Preferred stock                                     100           100
   Common stock                                      9,134         9,134
   Other shareholders' equity                       99,121        95,509
                                                   _______       _______
      TOTAL SHAREHOLDERS' EQUITY                   108,355       104,743
                                                   _______       _______
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $505,083      $449,558
                                                   =======       =======
See accompanying Notes to Consolidated Condensed Financial Statements.

                            MOOG INC.
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
          (dollars in thousands except per share data)


                                            Three Months Ended
                                               December 31,
                                             1996         1995

NET SALES                                 $  103,850   $   93,233
OTHER INCOME                                     519          518
                                           _________    _________
                                             104,369       93,751
                                           _________    _________

COSTS AND EXPENSES
   Cost of sales                              70,799       64,707
   Research and development                    4,201        4,005
   Selling, general and administrative        19,519       17,814
   Interest                                    5,357        3,957
   Other expenses                                267           42
                                           _________    _________
                                             100,143       90,525
                                           _________    _________

EARNINGS BEFORE INCOME TAXES                   4,226        3,226

INCOME TAXES                                   1,267          876
                                           _________    _________

NET EARNINGS                              $    2,959   $    2,350
                                           =========    =========

NET EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE                       $     0.41   $     0.30
                                           =========    =========

AVERAGE COMMON AND COMMON EQUIVALENT
   SHARES OUTSTANDING (note 5)             7,221,611    7,727,213
                                           =========    =========




See accompanying Notes to Consolidated Condensed Financial
Statements.

                                 MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (dollars in thousands)



                                                    Three Months Ended
                                                         December 31,
                                                      1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                     $ 2,959        $ 2,350
   Adjustments to reconcile net earnings
   to net cash provided (used) by operating
   activities:
      Depreciation and amortization                   5,169          4,709
      Other                                          (7,313)        (9,903)
                                                     ______         ______
      NET CASH PROVIDED (USED) BY OPERATING
      ACTIVITIES                                        815         (2,844)
                                                     ______         ______

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of businesses (note 2)              (48,589)        (5,012)
   Purchase of property, plant and equipment         (3,656)        (2,441)
   Other                                                250             91
                                                     ______         ______
      NET CASH USED BY INVESTING ACTIVITIES         (51,995)        (7,362)
                                                     ______         ______

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from notes payable                       74          2,463
   Net proceeds from revolving lines of credit       52,000          9,091
   Proceeds from issuance of long-term debt           4,188              -
   Payments on long-term debt                        (2,589)        (1,155)
   Other                                               (410)            12
                                                     ______         ______
      NET CASH PROVIDED BY FINANCING ACTIVITIES      53,263         10,411
                                                     ______         ______

Effect of exchange rate changes on cash                  21            (33)
                                                     ______         ______
INCREASE IN CASH AND CASH EQUIVALENTS                 2,104            172
Cash and cash equivalents at beginning of period      9,639          7,576
                                                     ______         ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $11,743        $ 7,748
                                                     ______         ______

CASH PAID FOR:
   Interest                                         $ 7,472        $ 2,604
   Income taxes                                       1,208            853



See accompanying Notes to Consolidated Condensed Financial Statements.

                            MOOG INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              THREE MONTHS ENDED DECEMBER 31, 1996
                           (Unaudited)
                     (dollars in thousands)


1.   Basis of Presentation

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements fairly present the financial position of Moog Inc. as of December 31, 1996 and the results of its operations and cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results expected for the full year.

2.   Acquisitions

On October 26, 1996, the Company acquired the assets of and assumed certain liabilities related to the industrial hydraulic servocontrols business (the U.S. Industrial Hydraulics Business) of International Motion Control Inc., (IMC), an unrelated third party. The purchase price was $48,600. The U.S. Industrial Hydraulics Business, which operated under the name Moog Controls Inc., was spun off by the Company in February 1988. The acquisition has been accounted for under the purchase method, and accordingly, the operating results for the U.S. Industrial Hydraulics Business have been included in the Consolidated Condensed Statement of Operation since the date of acquisition. The acquisition was principally financed with proceeds from the Company's U.S. Revolving Credit and Term Loan Facility. The acquisition resulted in intangible assets of approximately $37,700, the majority of which are being amortized over 30 years.

In a related transaction, the Company acquired a manufacturing facility which IMC originally intended for use by the U.S. Industrial Hydraulics Business. This purchase was principally financed through industrial revenue bonds. The Company has reached an agreement to sell the building to a third party. The sale is expected to be consummated during the second quarter and will result in no gain or loss.

3.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:
                                    December 31,    September 30,
                                       1996             1996

Raw materials and purchased parts     $ 33,016       $ 30,609
Work in process                         61,069         55,789
Finished goods                          13,091         12,920
                                       _______        _______
                                      $107,176       $ 99,318
                                       _______        _______

4.   Shareholders' Equity

The changes in shareholders' equity for the three months ended December 31, 1996 are summarized as follows:

                                        Number of Shares
                                                     Class A    Class B
                                          Preferred  Common     Common
                                 Amount   Shares     Stock      Stock
PREFERRED STOCK
Beginning and end of period      $  100   100,000

COMMON STOCK
Beginning and end of period       9,134              6,629,245  2,504,878

ADDITIONAL PAID-IN CAPITAL
Beginning of period              47,611
Issuance of Treasury shares at
  less than cost                     (9)
                                 ______
End of period                    47,602

RETAINED EARNINGS
Beginning of period              74,825
Net earnings                      2,959
Preferred stock dividends            (2)
                                 ______
End of period                    77,782

TREASURY STOCK
Beginning of period             (31,803)   (5,114)  (1,219,050)  (936,603)
Treasury stock issued               330                  5,350     18,000
Treasury shares acquired           (250)               (11,200)
                                _______              _________    _______
End of period                   (31,723)            (1,224,900)  (918,603)

EQUITY ADJUSTMENTS
Beginning of period               5,377
Foreign currency translation        542
                                _______
End of period                     5,919

LOAN TO SAVINGS AND STOCK
  OWNERSHIP PLAN (SSOP)
Beginning of period                (501)
Payments received on loan
   to SSOP                           42
                                _______
End of period                      (459)

TOTAL SHAREHOLDERS'
  EQUITY                       $108,355    94,886    5,404,345  1,586,275
                                _______    ______    _________  _________

5.   Per Share Data

Average common and common equivalent shares outstanding include 237,568 common equivalent shares related to stock options for the three months ended December 31, 1996. There were no common equivalent shares included in the calculation for the same period in the prior year.

6.   Accounting Changes

During the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No.123, "Accounting for Stock-Based Compensation."

The Company's previous policy on impairment was not materially different than that prescribed by SFAS No. 121. The adoption of SFAS No. 121 on October 1, 1996 did not require any impairment to be recognized for the quarter ended December 31, 1996.

As permitted by SFAS No. 123, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 with respect to stock-based compensation. The adoption of SFAS No. 123 on October 1, 1996 had no effect on the Company's consolidated financial position or results of operations for the quarter ended December 31, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview

     In connection with the Company's strategy of enhancing market share and improving manufacturing and engineering capabilities and utilization, on October 26, 1996, the Company acquired the assets of and assumed certain liabilities related to the industrial hydraulic servocontrols business (the U.S. Industrial Hydraulics Business) of International Motion Control Inc., (IMC), an unrelated third party. The purchase price for the U.S. Industrial Hydraulics Business was $48.6 million. The U.S. Industrial Hydraulics Business, which operated under the name Moog Controls Inc., was spun off by the Company in February 1988. The acquisition was accounted for under the purchase method, and accordingly, the operating results for the U.S. Industrial Hydraulics Business are included in the Consolidated Condensed Statement of Operations from the date of acquisition. The acquisition was principally financed with proceeds from the Company's U.S. Revolving Credit and Term Loan Facility. The acquisition resulted in intangible assets of approximately $37.7 million, the majority of which are being amortized over 30 years.

     In a related transaction, the Company acquired a manufacturing facility which IMC originally intended for use by the U.S. Industrial Hydraulics Business. The Company has reached an agreement to sell the building to a third party. The sale is expected to be consummated during the second quarter and will result in no gain or loss.

     Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption of these standards had no effect on the Company's consolidated financial position or results of operations for the three months ended December 31, 1996.

     For the three months ended December 31, 1996, the Company generated net earnings of $3.0 million ($.41 per share) on net sales of $103.9 million, compared with $2.4 million ($.30 per share) on net sales of $93.2 million in the comparable period of the prior year.

Segment Operating Review
                                                Three Months Ended
(dollars in thousands)                             December 31,
                                                1996          1995
Sales:
     Domestic Controls:
          Segment                            $  74,739     $  66,992
          Intersegment                          (2,256)       (3,403)
                                              ________      ________
                                                72,483     $  63,589
                                              ========      ========

     International Controls:
          Segment                               33,184        33,160
          Intersegment                          (1,817)       (3,516)
                                              ________      ________
                                                31,367        29,644
                                              ________      ________
                                              $103,850     $  93,233
                                               =======      ========
Operating profit:
     Domestic Controls                       $   9,510     $   7,831
     International Controls                      2,490         2,272
     Eliminations                                 (216)         (507)
                                              ________      ________
                                             $  11,784     $   9,596
                                              ========       =======
Net earnings:
     Domestic Controls                       $   2,427     $   1,897
     International Controls                        690           753
     Eliminations                                 (158)         (300)
                                              ________      ________
                                             $   2,959     $   2,350
                                              ========      ========
Backlog:
     Domestic Controls                       $ 217,595     $ 197,100
     International Controls                     43,749        44,695
                                              ________      ________
                                             $ 261,344     $ 241,795
                                              ========      ========

Domestic Controls

     Domestic Controls net sales increased by 14.0% to $72.5 million as compared with the same period in the prior year. The Domestic Controls segment, which operates predominantly in North American aerospace markets, continues to benefit from its strategy of generating a greater share of its revenues from commercial markets. Increased production rates in both the commercial aircraft and communication-related satellite and space propulsion product lines more than offset volume declines in military aircraft controls. In addition, the aforementioned acquisition of the U.S. Industrial Hydraulics Business added approximately $4.5 million to Domestic Controls first quarter revenues.

     Operating income for the Domestic Controls segment was $9.5 million (12.7% of segment sales) in the first quarter of fiscal 1997, up 21.4% from fiscal 1996 results of $7.8 million (11.7% of segment sales). The increase is directly attributable to increased sales in the commercial aircraft and communication-related satellite product lines, a favorable product mix in military aircraft controls and the acquisition of the U.S. Industrial Hydraulics Business, which contributed approximately $.6 million in incremental profits in the first quarter.
Although sales declines were experienced within the military aircraft product line, a greater percentage of its revenues was generated from higher margin production programs and aftermarket products as compared to a year ago. Higher operating income resulting from these factors was tempered by increased selling efforts within the commercial aircraft product line related to sales opportunities in the commercial sector.

     Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months. Backlog for the Domestic Controls segment was $217.6 million at December 31, 1996 as compared to $205.5 million at September 30, 1996 and $197.1 million at December 31, 1995. The increase from a year ago is due to growth in orders in the military aircraft and communication-related satellite product lines and the acquisition of the U.S. Industrial Hydraulics Business.

International Controls

     Net sales in the International Controls segment increased 5.8% to $31.4 million in the first quarter of fiscal 1997 despite unfavorable currency movements. The increase was due principally to incremental revenues resulting from the December 1995 acquisition of the industrial servovalve product line of Ultra Hydraulics Limited and increased demand for industrial hydraulics in certain Pacific Rim countries and military and commercial aircraft controls in Europe. These increases were partially offset by marginally lower industrial hydraulic sales in Germany.

     International Controls first quarter operating income increased 9.6% to $2.5 million (7.5% of segment sales) as compared to $2.3 million (6.9% of segment sales) a year ago. The aforementioned sales gains in the Pacific Rim, in European military and commercial aircraft controls and from the Ultra acquisition were partially offset by unfavorable changes in product mix in Germany, specifically, a shift away from higher margin industrial hydraulic products.

     Backlog at December 31, 1996 for the International Controls segment was $43.7 million compared to $37.8 million at September 30, 1996 and $44.7 million at December 31, 1995. The decline from a year ago was primarily attributable to lower relative currency values in certain European and Pacific Rim countries.

Non-Operating Review

     Interest expense increased by $1.4 million to $5.4 million as compared to the first quarter of fiscal 1996 due, in part, to additional indebtedness outstanding in the current quarter in connection with the aforementioned acquisition of the U.S. Industrial Hydraulics Business. In addition, a portion of the current quarter increase is due to a recapitalization initiated by the Company in May 1996, which included the issuance of $120 million Senior Subordinated Notes and the repayment of certain existing indebtedness. The recapitalization enhanced the Company's long-term capital base and provided additional senior debt capacity to fund growth while having the effect of increasing the Company's average interest rate.

     The effective tax rate for the quarter ended December 31, 1996 was 30.0% compared to 27.2% in the same quarter last year.

The current quarter rate reflects anticipated benefits resulting from distributions of earnings from the Company's German subsidiary and tax incentives associated with U.S. export sales.

Financial Condition and Liquidity

     Cash provided by operating activities was $.8 million in the first quarter of fiscal 1997 compared to cash used of $2.8 million in the same period a year ago. The increase in cash provided is due to increased earnings and improved working capital management.

     Current installments of long-term debt increased from September 30, 1996 by $6.4 million to $16.9 million at December
31, 1996.   The increase is due primarily to the aforementioned
purchase of a building from IMC using the proceeds from industrial revenue bonds. The Company has reached an agreement to sell the building to a third party. The sale is expected to be consummated during the second quarter, at which time the proceeds from the sale will be used to pay-off the related indebtedness.

     Long-term senior debt increased from September 30, 1996 by $52.6 million to $129.9 million at December 31, 1996 primarily due to the acquisition of the U.S. Industrial Hydraulics Business, which was principally financed with proceeds from the Company's U.S. Revolving Credit and Term Loan Facility. The percentage of long-term debt to capitalization at December 31, 1996 was 69.8% as compared to 65.3% at September 30, 1996.

     Unused lines of credit at December 31, 1996 were $68.9 million, along with cash and cash equivalents of $11.7 million. Management believes that Moog's credit facilities and cash flow from operations will continue to be sufficient to meet its operating needs.

     Working capital at December 31, 1996 was $201.0 million compared with $188.0 million at September 30, 1996. The current ratio was 3.03 at December 31, 1996 compared to 2.89 at September 30, 1996. The principal factor contributing to the increase in working capital was the acquisition of the U.S. Industrial Hydraulics Business. Current assets increased by $12.4 million primarily due to inventory obtained through the acquisition and an increase in other current assets resulting from the aforementioned purchase of a building from IMC. The building has been classified as an asset held for sale in anticipation of its sale to a third party in the second quarter. Current liabilities remained consistent with September 30, 1996. The previously mentioned increase in current installments of long-term debt was offset by decreases in accrued payroll costs and interest resulting from the timing of payments of such accruals.

     Property, plant and equipment increased $6.2 million to $137.6 million at December 31, 1996 primarily due to the acquisition of the U.S. Industrial Hydraulics Business. Capital expenditures for the first quarter of fiscal 1997 were $3.7 million compared to $2.4 million last year, and depreciation and amortization were $5.2 million and $4.7 million, respectively, for the same periods. Capital expenditures for fiscal 1997 should approximate $15 million.

     Intangible assets increased $36.9 million from September 30, 1996 primarily due to goodwill resulting from the current quarter acquisition of the U.S. Industrial Hydraulics Business offset by current quarter amortization.

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

Outlook

     The Company believes the Domestic Controls segment is well positioned to benefit from the rapid growth forecasted in the commercial aircraft and communication-related satellite markets and continues its strategy of generating a greater share of its revenues from commercial markets. Government/Military revenues remain stable and the Company is positioned to benefit from increased sales of more profitable aftermarket products. While its integration continues, the recently acquired U.S. Industrial Hydraulics Business made a positive contribution to first quarter earnings.

     Synergies resulting from the integration of the U.S. Industrial Hydraulics Business will also benefit the International Controls segment, as will on-going cost reduction initiatives. While the European operations experienced lower industrial hydraulic sales in the first quarter, stronger sales of military and commercial aircraft controls in Europe and industrial hydraulic products in the Pacific Rim region more than offset this decline. The Company believes its operating performance will continue to benefit from the International Controls segment's geographic and product line diversity.

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

                    None.

Item 5.        Other Information.

                    None.

Item 6.        Exhibits and Reports on Form 8-K.

               a.   Exhibits.

                    Exhibit 10 (xiii) - Amendment No. 5 to the
                    Revolving and Term Loan Agreement dated
                    October 26, 1996.

                    Exhibit 27 - Financial data schedule.

               b.   Reports on Form 8-K.

                    The Company filed a report on Form 8-K dated
                    October 28, 1996 reporting pursuant to items
                    5 and 7.

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




                                        Moog Inc.
                              ___________________________________
                                        (Registrant)



Date:  February 10, 1997      By   /S/Robert R. Banta
                                   Robert R. Banta
                                   Executive Vice President
                                   Chief Financial Officer
                                   (Principal Financial Officer)


Date:  February 10, 1997      By   /S/Donald R. Fishback
                                   Donald R. Fishback
                                   Controller
                                   (Principal Accounting Officer)

                                                Exhibit 10(xiii)

CONSENT AND FIFTH AMENDMENT TO REVOLVING AND TERM LOAN AGREEMENT

          THIS AGREEMENT is made as of the 26th day of October, 1996 among the banks identified in Exhibit A attached to and made a part of this Agreement (collectively the "Banks" and individually a "Bank"), Marine Midland Bank, a New York banking corporation having its chief executive office at One Marine Midland Center, Buffalo, New York 14203, ("Marine"), as agent for the Banks, and Moog Inc., a New York business corporation having its chief executive office at Jamison Road and Seneca Street, East Aurora, New York 14052-0018, (the "Borrower").

          WHEREAS, the Banks, Marine as agent for the Banks and Borrower previously entered into a Revolving and Term Loan Agreement dated June 15, 1994, a First Amendment to Revolving and Term Loan Agreement dated as of November 14, 1995, a Consent and Second Amendment to Revolving and Term Loan Agreement dated as of March 22, 1996, a Consent and Third Amendment to Revolving and Term Loan Agreement dated as of May 13, 1996 and a Fourth Amendment to Revolving and Term Loan Agreement dated as of June 18, 1996 (as so amended, the "Loan Agreement"); and

          WHEREAS, the Banks, Marine as agent for the Banks and the Borrower now desire to amend certain terms of the Loan
Agreement; and

          WHEREAS, the Banks and Marine as agent for the Banks now desire to give their consent under the Loan Agreement to the taking of certain actions by the Borrower;

          NOW, THEREFORE, effective on the date described in
Section 5(a) of this Agreement, the Banks, Marine as agent for the Banks and the Borrower agree as follows:

          1. DEFINITIONS. Each word or expression used, but not defined, in this Agreement shall have the meaning given it in the Loan Agreement.

          2.   AMENDMENTS.

          a. Section 6(d) of the Loan Agreement shall be amended to read in its entirety as follows:

               d.   Senior Debt to Net Capital Base Ratio.
          Maintain at the end of each fiscal quarter of the Borrower the Senior Debt to Net Capital Base Ratio so that it does not exceed the following applicable percentage: (i) for any fiscal quarter ending on or before September 30, 1998, 102% and (ii) for any such fiscal quarter ending thereafter, 80%;

          b.   Subsection (i) of Section 6(e) of the Loan
Agreement shall be amended in its entirety to read as follows:

          (i) EBITDA of the Borrower (A) for the fiscal year of the Borrower ending on September 30, 1995 less the aggregate amount of all capital expenditures of the Borrower and all Subsidiaries for such fiscal year so that it is not less than 200% of the required interest payments on all Indebtedness of the Borrower and all Subsidiaries for such fiscal year, (B) for the fiscal years of the Borrower ending on September 30, 1996 and September 30, 1997 so that it is not less than 250% of the required interest payments on all Indebtedness of the Borrower and all Subsidiaries for each such fiscal year and (C) for each fiscal year of the Borrower ending thereafter so that it is not less than 275% of the required interest payments on all Indebtedness of the Borrower and all Subsidiaries for such fiscal year and

          c. Section 6(t) of the Loan Agreement shall be amended to read in its entirety as follows:

               t.   Interest Rate Protection.  Execute and
          deliver or cause to be executed and delivered agreements, in form and substance satisfactory to the Agent, with financial institutions satisfactory to the Required Banks providing, when aggregated with similar protections previously delivered, interest rate protections with respect to (i) at least $60,000,000 for a period of at least two years and deliver evidence satisfactory to the Agent of the existence thereof no later than July 15, 1994 and (ii) at least $60,000,000 at all times during the period from October 15, 1996 through September 30, 1999, in such time increments as the Borrower may select, and deliver evidence satisfactory to the Agent of the existence thereof within fifteen days of entering into each such agreement; and

          d.   Subsection (iii) of Section 7(i) of the Loan
Agreement shall be amended to read in its entirety as follows:

          (iii) acquire all or substantially all of the assets or stock of any other Person, or assets constituting all or substantially all of a division or product line of any other Person, other than pursuant to a Permitted Acquisition,

          e. Section 7(j-1) of the Loan Agreement shall be amended to read in its entirety as follows:

               j-1. Capital Expenditures. Make (whether by means of any purchase or other acquisition of any asset, by means of any capital lease or otherwise) capital expenditures, other than for any Permitted Acquisition, exceeding in the aggregate for the Borrower and all Subsidiaries during any fiscal year of the Borrower the following applicable amount: (i) during the fiscal year of the Borrower ending on September 30, 1996, $14,000,000 and (ii) during any fiscal year of the Borrower ending thereafter, $15,000,000;

          f. Section 12(rr-1) of the Loan Agreement shall be amended to read in its entirety as follows:

               rr-1.     Permitted Acquisition.  "Permitted
          Acquisition" means (i) the Permitted Special
          Acquisition or (ii) any other acquisition by the Borrower or any Subsidiary of all or substantially all of the assets or stock of any other Person, or assets constituting all or substantially all of a division or product line of any other Person, so long as
          (A) neither immediately prior to contracting for such other acquisition shall there exist, nor as a direct or indirect result of the consummation of any such other acquisition shall there occur, any Event of Default or Default, (B) the aggregate consideration paid (whether by means of transfer of assets, assumption of liabilities or otherwise) by the Borrower and all Subsidiaries in connection with all such other acquisitions during the term of this Agreement does not exceed $2,000,000 and (C) with respect to any assets or stock of any Person acquired directly or indirectly pursuant to any such other acquisition, all collateral requirements of the Required Banks are satisfied.

          g. Section 12(tt) shall be amended to read in its entirety as follows:

               tt.  Permitted Indebtedness.  "Permitted
          Indebtedness" means any Indebtedness (including any related to any Contingent Obligation) of the Borrower or of any Subsidiary (i) to any Lending Entity pursuant to this Agreement, (ii) constituting unsecured normal trade debt incurred upon customary terms in the ordinary course of its business, (iii) resulting from the endorsement in the ordinary course of its business of any check or other negotiable instrument for deposition or collection, (iv) to the extent incurred to pay, or to defer the payment of, the purchase price of any equipment used in the ordinary course of its business, (v) consisting of Indebtedness only of any Foreign Subsidiary, (vi) to any Sharing Creditor to the extent described in clause (ii) of Section 12(ttt) of this Agreement, (vii) Indebtedness of the Borrower, in an amount not to exceed $15,000,000, pursuant to that certain Credit Facility for Eurocredits dated
          September 18, 1996 between the Borrower and
          Landesgirokasse offentliche Bank und Landessparkasse or
          (viii) identified as "Permitted Indebtedness" in Exhibit A attached to and made a part of this Agreement.

          3. CONSENTS. Section 5(a) of the Loan Agreement provides that "[t]he proceeds of each subsequent Revolving Loan will be used only for working capital and other cash needs arising in the ordinary course of business (not including any corporate or other acquisition other than pursuant to a Permitted Acquisition". Section 7(b) of the Loan Agreement provides that

"the Borrower shall not, without the prior written consent of the Required Banks . . . assume or have any Indebtedness ... (ii) pursuant to any Contingent Obligation, except ... for Permitted Indebtedness". Section 7(d) of the Loan Agreement provides that "the Borrower shall not, without prior written consent of the Required Banks . . . cause or permit ... any of its Assets to be subject to any Lien, except for Permitted Liens". Section 7(i) of the Loan Agreement, as amended by this Agreement, provides that "the Borrower shall not, without the prior written consent of the Required Banks . . . (iii) acquire all or substantially all of the assets . . . of any other Person . . other than pursuant to a Permitted Acquisition". In addition,
Section 7(j)-1) of the Loan Agreement, as amended by this Agreement, provides that "the Borrower shall not, without the prior written consent of the Required Banks . . . [m]ake
 . . . capital expenditures exceeding . . . during any fiscal year of the Borrower . . . $15,000,000". The Borrower has requested the Required Banks to consent, and by this Agreement the Required Banks consent, to (i) the acquisition by the Borrower of (A) the assets and business of Moog Controls Inc. ("MCI") and certain assets of IMC Controls GmbH pursuant to the terms of that certain Asset Purchase Agreement dated as of September 22, 1996 by and between the Borrower, MCI, International Motion Control Inc., Enidine Holding L.P. and Enidine Holding, Inc. (the "Asset Purchase Agreement") for a purchase price of $48,600,000 (the
"MCI Assets") and (B) the real property and improvements commonly known as 7 Sterling Drive, Orchard Park, New York pursuant to the terms of that certain Real Estate Purchase Agreement dated as of September 22, 1996 by and between the Borrower and MCI (as amended by that certain letter agreement dated as of September 22, 1996 by and between Borrower and MCI) (the "Real Estate Purchase Agreement") for a purchase price of $5,850,000 (the "MCI Real Property") (the acquisition of the MCI Assets and the MCI Real Property is collectively referred to herein as the "MCI Acquisition"), (ii) the use by the Borrower of proceeds of any subsequent Revolving Loan to pay for the purchase of the MCI Assets and (iii) either (A) the use by the Borrower of the proceeds of any subsequent Revolving Loan to pay for the purchase of the MCI Real Property or (B) the assumption by the Borrower of Indebtedness of MCI, the principal amount of which does not exceed $5,850,000, governed by those certain financing arrangements of MCI described in that certain Lease Agreement dated as of January 1, 1996 between the Erie County Industrial Development Agency and MCI in connection with the purchase of the MCI Real Property and the Borrower's permitting the existing liens and encumbrances on the MCI Real Property created by such financing arrangements to remain.

          4.   PREREQUISITES TO LOANS.  The obligation of any
Bank to make any Loan after the effective date of this Agreement shall be conditioned upon the following:

          a. No Default. (i) There not existing at the time such Loan is to be made any Event of Default or Default and
(ii) such Bank not believing in good faith that any Event of Default or Default so exists;

          b. Representations and Warranties. (i) Each representation and warranty made in the Loan Agreement, as amended by this Agreement, being true and correct as of all times during the period beginning on the effective date of this Agreement and ending at the time such Loan is to be made and as of the time such Loan is to be made, except to the extent updated in a certificate executed by a Designated Officer and a Designated Financial Officer and received by each Lending Entity before the time such Loan is to be made, (ii) each other representation and warranty made to any Lending Entity by or on behalf of the Borrower or any Subsidiary before the time such Loan is to be made being true and correct as of the date thereof, except to the extent updated in a certificate executed by a Designated Officer and a Designated Financial Officer and received by each Lending Entity before the time such Loan is to be made, (iii) each financial statement provided to any Lending Entity by or on behalf of the Borrower or any Subsidiary before the time such Loan is to be made having fairly represented the financial information that it purports to reflect as of the date thereof and (iv) such Bank not believing in good faith that
(A) any such representation or warranty, except to the extent so updated, was or is other than true and correct as of any time or date of determination of the truth and correctness thereof or
(B) any such financial statement did not so fairly represent such information as of the date thereof;

          c. Proceedings. Such Bank being satisfied as to each corporate or other proceeding of the Borrower and any Subsidiary in connection with any transaction contemplated by the Loan
Agreement, as amended by this Agreement; and

          d. Receipt by Banks. The receipt by each Bank at or before the time such Loan is to be made of the following, in form and substance satisfactory to each Lending Entity:

          (i) If such Loan is the first Revolving Loan after the effective date of this Agreement, a certificate executed by a Designated Officer and a Designated Financial Officer updating each representation and warranty previously made in or pursuant to the Loan Agreement and stating that (A) there did not occur or exist at any time during the period beginning on the date of the Loan Agreement and ending at the time such Loan is to be made and there does not exist at the time such Loan is to be made any Event of Default or Default and (B) each representation and warranty made in the Loan Agreement, as amended by this Agreement, was true and correct as of all times during the period beginning on the date of the Loan Agreement and ending at the time such Loan is to be made and is true and correct as of the time such Loan is to be made, except to the extent updated in a certificate executed by a Designated Officer and a Designated Financial Officer and received by each Lending Entity before the time such Loan is to be made;

          (ii) If such Loan is the first Revolving Loan after the date of this Agreement, evidence of the taking and the continuation in full force and effect, at the time such Revolving Loan is to be made, of each corporate or other action of the Borrower or any other Person necessary to authorize the obtaining of all Loans by the Borrower and the execution, delivery and performance of each Loan Document and the imposition or creation of each security interest, mortgage and other lien and encumbrance imposed or created pursuant to any Loan Document;

          (iii) If such Loan is the first Revolving Loan after the date of this Agreement, evidence of the closing of the MCI Acquisition in accordance with the terms of the Asset Purchase Agreement and the Real Estate Purchase Agreement including the expiration of the related waiting period therefor under Hart-Scott-Rodino and any other applicable Law and the receipt of any necessary governmental and other third party approvals and consents, together with copies of each other document related to the MCI Acquisition;

          (iv) If such Loan is the first Revolving Loan after the date of this Agreement, confirmation that the MCI Assets and the MCI Real Property are being acquired free and clear of all liens and encumbrances except the extent to which, if any, the MCI Real Property remains subject to existing liens and encumbrances as a result of the assumption of Indebtedness described in clause (iii) of the last sentence of Section 3 of this Agreement;

          (v) If such Loan is the first Revolving Loan after the date of this Agreement, Collateral Assignments, appropriately completed and duly executed by the Borrower, with respect to the patents and licensed technology acquired by the Borrower pursuant to the MCI Acquisition;

          (vi) If such Loan is the first Revolving Loan after the date of this Agreement, a Negative Pledge Agreement, together with an Environmental Indemnity Agreement, each appropriately completed and duly executed by the Borrower with respect to the MCI Real Property;

          (vii) If such Loan is the first Revolving Loan after the date of this Agreement, evidence (A) that no asset subject to any Lien pursuant to any Loan Document is at the time such Loan is to be made subject to any other Lien, except for Permitted Liens, and (B) of the making of each recording and filing, and of the taking of each other action, deemed necessary or desirable by the Agent at the sole option of the Agent to perfect or otherwise protect any such Lien;

          (viii) If such Loan is the first Revolving Loan after the date of this Agreement, evidence that each requirement contained in any Loan Document with respect to insurance is being met at the time such Loan is to be made;

          (ix) If such Loan is the first Revolving Loan after the date of this Agreement, an opinion of Phillips, Lytle, Hitchcock, Blaine & Huber, counsel to the Borrower;

          (x) If such Loan is the first Revolving Loan after the date of this Agreement, such financial, business and other information regarding the Borrower, MCI and each such Person's Subsidiaries and Affiliates as any of the Lender Entities shall have reasonably requested;

          (xi) If such Loan is the first Revolving Loan after the effective date of this Agreement, payment on the effective date of this Agreement of modification fee to the Agent, for the ratable benefit of each Bank, equal to such Bank's Pro Rata Share of $100,000;

          (xii) Each additional agreement, instrument and other writing, including, but not limited to, (A) each agreement, instrument and other writing intended to be filed or recorded with any Governmental Authority to perfect or otherwise preserve or protect the priority of any Lien created or imposed pursuant to any Loan Document and (B) if such Loan is not the first Revolving Loan after the effective date of this Agreement, each item referred to in any of clauses (i) through (xiii) of this
Section 4d, referred to in any of clauses (i) through (xviii) of
Section 4(d) of the Loan Agreement, required by any Loan Document or reasonably deemed necessary or desirable by the Required Banks; and

          (xiii) Payment of all costs and expenses payable pursuant to the first sentence of Section 9(a) of the Loan
Agreement at or before the time such Loan is to be made.

          5.   GENERAL.

          a. Term. This Agreement shall become effective upon its execution by the Borrower, the Agent and the Required Banks.
The terms of this Agreement shall be the same as the term of the Loan Agreement, as amended by this Agreement.

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

          h. Loan Agreement. As specifically amended by this Agreement, the Loan Agreement shall remain in full force and effect. Effective on the effective date of this Agreement, references in the Loan Agreement to this Agreement shall be deemed to be references to the Loan Agreement as amended by this Agreement.

          IN WITNESS WHEREOF, each Lending Entity and the
Borrower have caused this Agreement to be duly executed on the date shown at the beginning of this Agreement.

                         MARINE MIDLAND BANK


                         By   /S/ Hugh C. McLean
                           Hugh C. McLean, Vice President


                         MANUFACTURERS AND TRADERS TRUST COMPANY


                         By
                                                         Title


                         FLEET BANK


                         By
                                                          Title

                         THE BANK OF TOKYO-MITSUBISHI, LTD.,
                           NEW YORK BRANCH, SUCCESSOR BY MERGER
                           TO THE MITSUBISHI BANK, LIMITED


                         By  /S/ Joseph Devor
                           Joseph Devor, attorney-in-fact


                         THE SUMITOMO BANK, LIMITED


                         By
                           William N. Paty, Vice President and
                             Manager


                         By
                           James Drum, Vice President


                         BARNETT BANK OF PINELLAS COUNTY


                         By
                           Michael S. Crowe, Senior Vice
                             President


                         NATIONAL BANK OF CANADA


                         By
                           Robert G. Uhrig


                         By
                           Michael Woodard


                         MARINE MIDLAND BANK, AS AGENT


                         By
                           Hugh C. McLean, Vice President


                         MOOG INC.


                         By
                           Robert R. Banta, Executive Vice
                             President

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