Form 10-K/A
period 1996-09-30
MOOG INC
filed 1997-03-28
CIK 67887

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-K/A1


     (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended September 30, 1996

                              OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Transition period from _________ to _________
     Commission file number         _________

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

                                             Name of Each Exchange on
            Title of Each Class                 Which Registered
     Class A Common Stock, $1.00 Par Value   American Stock Exchange
     Class B Common Stock, $1.00 Par Value   American Stock Exchange
     10% Series B Senior Subordinated
       Notes due 2006

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

          Yes  [X]            No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on December 6, 1996 was approximately
$119.6 million.

The number of shares of Common Stock outstanding as of the close of business on the latest practicable date, December 6, 1996 was:
Class A 5,403,445   Class B 1,586,267.

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

PART IV
     Item 14 - Exhibits, Financial
               Statement Schedules and
               Reports on Form 8-K

          3.   EXHIBITS

               Exhibit No.

               23   Consent of Accountants

               99   Information, Financial Statements and
                    Exhibits required by Form 11-K for the
                    Moog Inc. Savings and Stock Ownership Plan

                         SIGNATURE PAGE


          The undersigned registrant hereby amends the following items, financial statements and exhibits of its Annual Report for its fiscal year ended September 30, 1996 on Form 10-K as set forth in the pages attached hereto:

               To file as Exhibit 99 the
               Information, Financial Statements
               and Exhibits required by Form 11-K
               for the Moog Inc. Savings and Stock
               Ownership Plan.

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunder duly authorized.


                                        MOOG INC.


                                        By /s/ William P. Burke
                                           William P. Burke,
                                           Treasurer



Dated: March 26, 1997

                            MOOG INC.

                        Index to Exhibits


Exhibit No.    Description                        Page Number

     23        Consent of Accountants                  7

     99        Information, Financial Statements       9
               and Exhibits required by Form 11-K
               for the Moog Inc. Savings and Stock
               Ownership Plan

                           Exhibit 23
                     Consent of Accountants

                 CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Moog Inc.:


We consent to the incorporation by reference in the Registration Statements (No. 33-62968, 33-20069, 33-33958, 33-36722, 33-36721
and 33-57131) on Form S-8 of Moog Inc. of our report dated February 26, 1997, relating to the statements of net assets available for benefits of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1996 and 1995, and the related statements of changes in net assets available for benefits for the years then ended which report appears in Amendment No. 1 to the Form 10-K of Moog Inc. for the year ended September 30, 1996.

                              KPMG Peat Marwick LLP



Buffalo, New York
March 28, 1997

                           Exhibit 99
           Moog Inc. Savings and Stock Ownership Plan
               Financial Statements and Schedules

                        MOOG INC. SAVINGS
                    AND STOCK OWNERSHIP PLAN

                              Index




Independent Auditors' Report                                11

Statement of Net Assets Available for Benefits with        12-13
  Fund Information as of September 30, 1996

Statement of Net Assets Available for Benefits with        14-15
  Fund Information as of September 30, 1995

Statement of Changes in Net Assets Available for           15-16
  Benefits with Fund Information for the year ended September 30, 1996

Statement of Changes in Net Assets Available for           17-18
  Benefits with Fund Information for the year ended September 30, 1995

Notes to Financial Statements                              19-23


                                                         Schedule

Item 27a - Schedule of Assets Held for
  Investment Purposes - September 30, 1996                   1

Item 27d - Schedule of Reportable Transactions -
  Year ended September 30, 1996                              2



                          *  *  *  *  *

                        MOOG INC. SAVINGS
                    AND STOCK OWNERSHIP PLAN

                      Financial Statements

                   September 30, 1996 and 1995


           (With Independent Auditors' Report Thereon)

                  Independent Auditors' Report



The Plan Administrator
Moog Inc. Savings and Stock Ownership Plan:


We have audited the accompanying statements of net assets available for benefits of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1996 and 1995, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1996 and 1995, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The fund information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The fund information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                        KPMG Peat Marwick LLP

Buffalo, New York
February 26, 1997

                                                         MOOG INC. SAVINGS
                                                     AND STOCK OWNERSHIP PLAN

                                          Statement of Net Assets Available for Benefits
                                                       with Fund Information

                                                        September 30, 1996

                                                  Savings Component                           Stock Ownership Component
                          ---------------------------------------------------------------     -------------------------
                                                                         Allied
                          Fixed        Money      Common                 Signal
                          interest     market     stock       Balanced   stock       Loan
Assets                    fund         fund       fund        fund       fund        fund     Allocated   Unallocated  Total
------                    --------     ------     ------      --------   -------     ----     ---------   -----------  -----
Investments (Note 3)
  At fair value
    Money market fund     $     -      3,615,167     -           -          -          -          -           -        3,615,167
    Vanguard Windsor fund
      (cost of $20,594,140)     -         -       24,237,072     -          -          -          -           -       24,237,072
    Fidelity Puritan fund
      (cost of $6,142,429)      -         -          -        6,276,365     -          -          -           -        6,276,365
    AlliedSignal, Inc.
       common stock (cost
       of $9,427,766)           -         -          -            -      15,302,301    -          -           -       15,302,301
    Employee loans receivable   -         -          -            -         -        342,575      -           -          342,575
    Moog Inc. Class A common
       stock (cost of
       $1,650,058)              -         -          -            -         -          -       2,560,972      -        2,560,972
    Moog Inc. Class B common
       stock (cost of
       $6,454,158)              -         -          -            -         -          -      10,302,761  1,249,951   11,552,712
Guaranteed investment
  contracts (at contract
  value)                  16,648,481      -          -            -         -          -          -           -       16,648,481
                          ----------   ---------  ----------  ---------  ----------  -------  ----------  ---------   ----------
       Total investments  16,648,481   3,615,167  24,237,072  6,276,365  15,302,301  342,575  12,863,733  1,249,951   80,535,645





Accrued investment income         14      15,482          24         19         382    -              95      -           16,016
Cash                           -          -          -            -         -          -          15,799         44       15,843
                          ----------   ---------  ----------  ---------  ----------  -------  ----------  ---------   ----------
      Total assets        16,648,495   3,630,649  24,237,096  6,276,384  15,302,683  342,575  12,879,627  1,249,995   80,567,504
Liabilities-note
  payable (note 4)             -          -          -            -         -          -          -         947,314      947,314
                          ----------   ---------  ----------  ---------  ----------  -------- ----------  ---------   ----------
      Net assets
        available for
        benefits          $16,648,495  3,630,649  24,237,096  6,276,384  15,302,683  342,575  12,879,627    302,681   79,620,190
                          ===========  =========  ==========  =========  ==========  =======  ==========  =========   ==========


See accompanying notes to financial statements.


                                                         MOOG INC. SAVINGS
                                                     AND STOCK OWNERSHIP PLAN

                                          Statement of Net Assets Available for Benefits
                                                       with Fund Information

                                                        September 30, 1995

                                                  Savings Component                           Stock Ownership Component
                          ---------------------------------------------------------------     -------------------------

                          Fixed        Money      Common               AlliedSignal
                          interest     market     stock       Balanced   stock       Loan
Assets                    fund         fund       fund        fund       fund        fund     Allocated   Unallocated  Total
------                    --------     ------     ------      --------   -------     ----     ---------   -----------  -----
Investments (Note 3):
  At fair value
    Money market fund     $     -      3,667,702     -           -          -          -          -           -        3,667,702
    Vanguard Windsor fund
      (cost of $15,778,090)     -         -       19,018,933     -          -          -          -           -       19,018,933
    Fidelity Puritan fund
      (cost of $4,761,670)      -         -          -        5,023,234     -          -          -           -        5,023,234
    AlliedSignal, Inc.
       common stock (cost
       of $10,918,736)          -         -          -            -      12,423,658    -          -           -       12,423,658
    Employee loans receivable   -         -          -            -         -        690,800      -           -          690,800
    Moog Inc. Class A common
       stock (cost of
       $711,676)                -         -          -            -         -          -         895,258      -          895,258
    Moog Inc. Class B common
       stock (cost of
       $6,508,043)              -         -          -            -         -          -       6,585,695  1,012,833    7,598,528
Guaranteed investment
  contracts (at contract
  value)                  14,701,126      -          -            -         -          -          -           -       14,701,126
                          ----------   ---------  ----------  ---------  ----------  -------  ----------  ---------   ----------
       Total investments  14,701,126   3,667,702  19,018,933  5,023,234  12,423,658  690,800  7,480,953   1,012,833   64,019,239





Accrued investment income        361      -               33      -             250    -              21      -              665
Cash                         262,829       5,323      29,193      -         171,971    -          16,444         14      485,774
                          ----------   ---------  ----------  ---------  ----------  -------  ----------  ---------   ----------
      Total assets        14,964,316   3,673,025  19,048,159  5,023,234  12,595,879  690,800   7,497,418  1,012,847   64,505,678

          Liabilities
Due to broker                  -          -           29,193      -               5    -          -           -           29,198
Note payable (note 4)          -          -          -            -         -          -          -       1,113,652    1,113,652
                          ----------   ---------  ----------  ---------  ----------  -------- ----------  ---------   ----------
      Net assets (deficit)
        available for
        benefit           $14,964,316  3,673,025  19,018,966  5,023,234  12,595,874  690,800   7,497,418   (100,805)  63,362,828
                          ===========  =========  ==========  =========  ==========  =======  ==========  =========   ==========


See accompanying notes to financial statements.


                                                         MOOG INC. SAVINGS
                                                     AND STOCK OWNERSHIP PLAN

                                     Statement of Changes in Net Assets Available for Benefits
                                                       with Fund Information

                                                   Year ended September 30, 1996
                                                  Savings Component                           Stock Ownership Component
                          ---------------------------------------------------------------     -------------------------

                          Fixed        Money      Common               AlliedSignal
                          interest     market     stock       Balanced    stock      Loan
                          fund         fund       fund        fund        fund       fund     Allocated   Unallocated  Total
                          --------     ------     ------      --------   -------     ----     ---------   -----------  -----
Employee contributions    $ 1,237,594    317,609   2,272,644    771,087       -        -       1,303,276     -          5,902,210
Employer contributions          -          -           -          -          18,996    -           -         411,155      430,151
Employee rollover
  contributions                 -            273      38,665     44,561       -        -             919     -             84,418
                          -----------  ---------  ----------  ---------  ----------  -------  ----------  ----------  -----------

    Total contributions     1,237,594    317,882   2,311,309    815,648      18,996    -       1,304,195     411,155    6,416,779
                          -----------  ---------  ----------  ---------  ----------  -------  ----------  ----------  -----------
Investment income:
  Interest                  1,006,729    191,280         812        197       2,149    7,628       1,531         166    1,210,492
  Dividends                     -          -         288,291    148,737     263,048    -           -          -           700,076
  Net appreciation in fair
    value of investments,
    including realized
    gains and
    losses                      -          -       2,467,862    563,696   5,255,583    -       4,305,304     431,123   13,023,568
                          -----------  ---------  ----------  ---------  ----------  -------  ----------  ----------  -----------

  Net investment income     1,006,729    191,280   2,756,965    712,630   5,520,780    7,628   4,306,835     431,289   14,934,136
                          -----------  ---------  ----------  ---------  ----------  -------  ----------  ----------  -----------







  Total additions           2,244,323    509,162   5,068,274  1,528,278   5,539,776    7,628   5,611,030     842,444   21,350,915

Distributions                (892,670)  (301,693)   (794,532)  (334,294) (2,048,819)  (65,177)  (596,044)    -          5,033,229
Interest expense                -          -           -          -           -         -          -         (60,324)     (60,324)
Transfers among funds and
  loan repayments             332,526   (249,845)    944,388     59,166    (784,148) (290,676)   367,223    (378,634)       -
                          -----------  ---------  ----------  ---------  ----------  -------- ----------  ----------  -----------

Increase (decrease) in
  net assets available
  for benefits              1,684,179    (42,376)  5,218,130  1,253,150   2,706,809  (348,225) 5,382,209     403,486   16,257,362

Net assets (deficit)
  available for benefits:
    Beginning of year      14,964,316  3,673,025  19,018,966  5,023,234  12,595,874   690,800  7,497,418    (100,805)  63,362,828
                          -----------  ---------  ----------  ---------  ----------  -------- ----------  ----------  -----------

    End of year           $16,648,495  3,630,649  24,237,096  6,276,384  15,302,683   342,575 12,879,627     302,681   79,620,190
                          ===========  =========  ==========  =========  ==========  ======== ==========  ==========  ===========

See accompanying notes to financial statements.





                                                         MOOG INC. SAVINGS
                                                     AND STOCK OWNERSHIP PLAN

                                     Statement of Changes in Net Assets Available for Benefits
                                                       with Fund Information

                                                   Year ended September 30, 1995
                                                  Savings Component                           Stock Ownership Component
                          ---------------------------------------------------------------     -------------------------

                          Fixed        Money      Common                AlliedSignal
                          interest     market     stock       Balanced     stock     Loan
                          fund         fund       fund        fund         fund      fund     Allocated   Unallocated  Total
                          --------     ------     ------      --------   -------     ----     ---------   -----------  -----
Employee contributions    $ 1,223,866    322,955   1,838,051    715,626       -        -       1,320,163     -          5,420,661
Employer contributions          -          6,886       -          -           -        -           -       676,515        683,401
Employee rollover
  contributions                 4,464      -           -          -           -        -           -         -              4,464
                          -----------  ---------  ----------  ---------  ----------  -------  ----------  ---------   -----------

    Total contributions     1,228,330    329,841   1,838,051    715,626       -        -       1,320,163   676,515      6,108,526
                          -----------  ---------  ----------  ---------  ----------  -------  ----------  ---------   -----------
Investment income:
  Interest                    834,797    201,777       2,298         75      36,960    -           7,327      -         1,083,234
  Dividends                     -          -           -          -         246,422    -           -          -           246,422
  Net appreciation in fair
    value of investments,
    including realized
    gains and
    losses                      -          -       3,888,055    613,440   3,129,891    -         971,259   162,970      8,765,615
                          -----------  ---------  ----------  ---------  ----------  -------  ----------  --------    -----------

  Net investment income       834,797    201,777   3,890,353    613,515   3,413,273    -         978,586   162,970     10,095,271
                          -----------  ---------  ----------  ---------  ----------  -------  ----------  --------    -----------







  Total additions           2,063,127    531,618   5,728,404  1,329,141   3,413,273     -      2,298,749   839,485     16,203,797

Distributions              (1,284,148)  (422,948)   (787,612)  (506,668) (2,252,053)    -       (363,833)    -         (5,617,262)
Interest expense                -          -           -          -           -         -          -       (95,910)       (96,910)
Transfers among funds and
  loan repayments             759,252    189,745     (28,050)    40,935    (771,763) (432,141)   604,134  (362,112)         -
                          -----------  ---------  ----------  ---------  ----------  --------  ---------  ---------   -----------

Increase (decrease) in
  net assets available
  for benefits              1,538,231    298,415   4,912,742    863,408     389,457  (432,141) 2,539,050   380,463     10,489,625

Net assets (deficit)
  available for benefits:
    Beginning of year      13,426,085  3,374,610  14,106,224  4,159,826  12,206,417 1,122,941  4,958,368  (481,268)    52,873,203

                          -----------  ---------  ----------  ---------  ----------  --------  ---------  ---------   -----------

    End of year           $14,964,316  3,673,025  19,018,966  5,023,234  12,595,874   690,800  7,497,418  (100,805)    63,362,828
                          ===========  =========  ==========  =========  ==========  ========  =========  =========   ===========

See accompanying notes to financial statements.





                        MOOG INC. SAVINGS
                    AND STOCK OWNERSHIP PLAN

                  Notes to Financial Statements

                   September 30, 1996 and 1995


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

          Effective July 1, 1994, the assets of Allied's retirement plan (Allied's Plan) related to the vested benefits of Allied Participants were transferred to the Plan. The allocation of these funds within the Plan was directed by the Allied Participants. Although the Plan has no provision for participant loans, it agreed to accept the loans outstanding in Allied's Plan related to the Allied Participants. These loans will be repaid in accordance with their original terms as established by the Allied Plan.

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

                        MOOG INC. SAVINGS
                    AND STOCK OWNERSHIP PLAN

            Notes to Financial Statements, Continued


          The Company matches 25% of employee contributions (the
             Company Match) allocated towards the purchase of Company common stock. The Company Match may be paid in cash or shares of Company common stock. Shares of Company common stock used to satisfy the Company Match may be obtained through unallocated shares owned by the Plan.

          The Company also contributes in cash an amount sufficient to service the Stock Ownership
             Component's note payable (note 6).

     (d)  Participant Accounts

          A separate account is maintained for each Plan participant. Investment income is credited to each participant's account, monthly, in proportion to the average balance of the account to the total average fund balance. Participants' accounts are fully and immediately vested. Once per quarter participants may transfer all or part of their accounts among investment options except for certain restrictions on funds transferred from the Stock Ownership Component or directly between the Fixed Interest Fund and Money Market Fund.

          The total number of employees participating in the plan as of September 30, 1996 and 1995 was 2,183 and 2,139, respectively.

     (e)  Distributions

          Subject to certain limitations, a participant may withdraw all or part of their account balance upon attainment of age 59-1/2. The Company stock, however, can only be withdrawn when the participant terminates employment or under financial hardship. Distribution of a participant's account balance is also permitted in the event of death, disability, termination of employment or immediate financial hardship, as defined. Distributions are made in cash except for Company stock allocated through the Company Match and Allied stock which can be distributed in cash or shares.

     (f)  Administrative Expenses

          Costs of administering the Plan are borne by the Company.

(2)  Summary of Significant Accounting Policies

     The financial statements of the Plan are presented on the accrual basis of accounting.

     Investments in the money market, common stock and balanced funds are reported at fair value based on the quoted market prices of the underlying mutual funds.
        Investments in Allied and Company stock are reported at fair value determined by reference to quoted market prices. Purchases and sales of securities are reported on a "trade date" basis.

     The investment in the fixed interest fund is fully benefit-responsive and is therefore reported at contract value which approximates fair value and which represents the cost of the underlying investment contracts plus interest.

(3)  Investments

     In January 1996, the Plan trustee was changed from Mellon
        Bank N.A. to Marine Midland Bank. A description of the assets of the Plan follows:

        Savings Component

        (a) Fixed Interest Fund - Guaranteed investment contracts with insurance companies providing for interest at fixed rates. At September 30, 1996 and 1995, the Fund is comprised of the following contracts:

                                             1996           1995
                                             ----           ----
          John Hancock Group Annuity
            Contract, 5.1% guaranteed
            investment contract maturing
            December 1996                  $ 4,431,629  4,584,916
          John Hancock Group Annuity
            Contract, 5.6% guaranteed
            investment contract maturing
            December 1998                    4,285,442       -
          Allstate Life Insurance,
            5.48% guaranteed investment
            contract matured in
            December 1995                        -      2,653,690
          CNA Life Insurance Co., 8.0%
            guaranteed investment contract
            maturing in January 1998         7,931,410  7,462,520
                                             ---------  ---------

                                           $16,648,481 14,701,126
                                           =========== ==========

     (b)  Money Market Fund - Common trust fund of Marine Midland
             Bank invested in short-term money market instruments such as U.S. Treasury bills and insured certificates of deposit with major banks.

     (c)  Common Stock Fund - 1,488,763 and 1,174,008 shares at
             September 30, 1996 and 1995, respectively, of the Vanguard Windsor Fund, a professionally managed, diversified common equity mutual fund.

     (d)  Balanced Fund - 380,846 and 299,358 shares at
             September 30, 1996 and 1995, respectively, of the Fidelity Puritan Fund, a professionally managed, diversified mutual fund with a balanced investment portfolio

     (e) AlliedSignal Stock Fund - 232,293 and 281,556 shares at September 30, 1996 and 1995, respectively, of AlliedSignal, Inc. common stock. This fund resulted from the transfer of assets for Allied Participants and is not an ongoing investment option for Plan participants.

     (f)  Loan Fund - Loans outstanding from Allied participants
             (note 1).


     Stock Ownership Component

     (a) Moog Inc. Class A Common Stock - 113,821 and 63,947 shares at September 30, 1996 and 1995, respectively, allocated to participant accounts.

     (b)  Moog Inc. Class B Common Stock maintained as follows:

          (i) The trustee holds 445,490 and 435,413 allocated shares at September 30, 1996 and 1995, respectively.

         (ii) The trustee holds 54,052 and 66,969 unallocated shares at September 30, 1996 and 1995, respectively, for eventual allocation (note 4).

        At September 30, 1996 the fixed interest, common stock, balanced, and AlliedSignal Stock funds each comprise more than 5% of the Plan's net assets available for benefits. The stock ownership component also comprises more than 5% of the Plan's net assets available for benefits.

(4)  Employee Stock Ownership Loan

     The Company may loan monies to the Plan for the purpose of acquiring Company common stock. The common stock acquired is used to provide shares for eventual allocation. Repayment of loans are funded by Company contributions based on a formula related to the number of shares allocated to participants annually and funds provided by employee contributions. A portion of the loan outstanding bears interest at 7.2% at September 30, 1996.

(5)  Federal Income Taxes

     On April 8, 1996 the Internal Revenue Service issued a determination letter that the Plan is qualified under the provisions of Section 401(a) of the Internal Revenue Code and is, therefore, exempt from Federal income taxes under
        Section 501(a) of the Code. The Plan Administrator believes that since the date of the determination letter, the Plan has operated in conformance with applicable laws and regulations to maintain its tax qualified status.

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

                       September 30, 1996

                                                            Fair or
                                                            contract
Identity of issue        Description         Cost           value

Fixed interest fund:
  John Hancock Group
    Annuity Contract     5.1% guaranteed
                         investment contract
                         maturing in
                         December 1996       $ 4,431,629     4,431,629

John Hancock Group
  Annuity Contract       5.6% guaranteed
                         investment contract
                         maturing on
                         December 1998         4,285,442     4,285,442

CNA Insurance Co.
  Guaranteed Investment
  Contract               8.0% guaranteed
                         investment contract
                         maturing in
                         January 1998          7,931,410     7,931,410
                                             -----------    ----------

     Total fixed interest fund                16,648,481    16,648,481

Money Market Fund        Marine Midland Bank*
                         Short Term
                         Investment Fund       3,615,167     3,615,167

Common Stock Fund        1,488,763 shares of
                         Vanguard Windsor
                         Fund                 20,594,140    24,237,072

Balanced Fund            380,846 shares of
                         Fidelity Puritan
                         Fund                  6,142,429     6,276,365

AlliedSignal, Inc.       232,293 common
                         shares                9,427,766    15,302,301

Loan Fund                Employee loans
                         receivable              342,575       342,575

Moog Inc.*               113,821 Class A
                         common shares         1,650,058     2,560,972

Moog Inc.*               499,542 Class B
                         common shares         6,454,158    11,552,712
                                             -----------    ----------

     Total investments                       $64,874,774    80,535,645
                                             ===========    ==========



*Person named is a party-in-interest.

                                            MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN                                  Schedule 2

                                          Item 27d - Schedule of Reportable Transactions

                                                   Year ended September 30, 1996
                                                                                                         Current
                                                                                                         value of
                                                                         Expense                         asset on
                                                                         incurred                        trans-          Net
Identity of               Description             Purchase    Selling     with       Lease    Cost of    action        gain or
party involved            of asset                 price       price     transaction rental   asset      date          (loss)
--------------            -----------             --------    --------   ----------- ------   -------    --------      -------
John Hancock              Mutual Life             4,484,272      -           -          -        -          -              -
                          Insurance Contract

Mellon Bank,              Temporary                  -        8,989,394      -          -     8,989,394   8,989,344        -
  N.A.                    Investment Fund

Marine Midland            Short Term              10,444,971     -           -          -        -          -              -
  Bank*                   Investment Fund

Marine Midland            Short Term                 -        6,569,196      -          -     6,569,196   6,569,196        -
  Bank*                   Investment Fund

Mellon Bank,              Temporary                4,864,525     -           -          -        -           -             -
  N.A.                    Investment Fund         ==========  =========  =======     ======   =========   =========    =======






*Person named is a party-in-interest.

