Form 10-Q
period 1997-03-31
MOOG INC
filed 1997-05-13
CIK 67887

___________________________________________________________________________

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q
(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997

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

The number of shares outstanding of each class of common stock as of May 5, 1997 were:

Class A Common Stock, $1.00 par value             5,406,845 shares
Class B Common Stock, $1.00 par value             1,586,275 shares

                            MOOG INC.
                  QUARTERLY REPORT ON FORM 10-Q

                        TABLE OF CONTENTS

                                                           Page

PART I.   FINANCIAL INFORMATION                            3-13
     Item 1.   Consolidated Condensed Balance Sheets
               as of March 31, 1997 and September 30,
               1996                                        3

               Consolidated Condensed Statements of
               Income for the Three and Six Months Ended
               March 31, 1997 and 1996                     4

               Consolidated Condensed Statements of
               Cash Flows for the Six Months Ended
               March 31, 1997 and 1996                     5

               Notes to Consolidated Condensed
               Financial Statements                        6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  9

PART II.  OTHER INFORMATION                                14

SIGNATURES                                                 15

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 MOOG INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands)

                                                Unaudited      Audited
                                                  As of         As of
                                                 March 31,   September 30,
                                                   1997          1996
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                      $  6,967      $  9,639
   Receivables                                     151,094       155,972
   Inventories (note 3)                            104,420        99,318
   Deferred income taxes                            18,776        19,708
   Prepaid expenses and other current assets         3,112         2,939
                                                   _______       _______
      TOTAL CURRENT ASSETS                         284,369       287,576

PROPERTY, PLANT AND EQUIPMENT, net                 134,290       131,371
INTANGIBLE ASSETS, net (note 2)                     51,935        16,024
OTHER ASSETS                                        14,040        14,587
                                                   _______       _______
TOTAL ASSETS                                      $484,634      $449,558
                                                   =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                  $  1,497      $  3,420
   Current installments of long-term debt           12,559        10,491
   Accounts payable                                 19,312        21,597
   Accrued salaries, wages and commissions          23,992        24,504
   Contract loss reserves                            6,289        10,966
   Accrued interest                                  7,832         6,160
   Other accrued liabilities                        16,434        14,208
   Customer advances                                 5,229         8,259
                                                   _______       _______
      TOTAL CURRENT LIABILITIES                     93,144        99,605

LONG-TERM DEBT, excluding current installments
   Senior debt                                     116,915        77,351
   Senior subordinated notes                       120,000       120,000

OTHER LONG-TERM LIABILITIES                         46,686        47,859
                                                   _______       _______
      TOTAL LIABILITIES                            376,745       344,815
                                                   _______       _______

SHAREHOLDERS' EQUITY (note 4)
   Preferred stock                                     100           100
   Common stock                                      9,134         9,134
   Other shareholders' equity                       98,655        95,509
                                                   _______       _______
      TOTAL SHAREHOLDERS' EQUITY                   107,889       104,743
                                                   _______       _______
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $484,634      $449,558
                                                   =======       =======
See accompanying Notes to Consolidated Condensed Financial Statements.

                            MOOG INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)
          (dollars in thousands except per share data)


                       Three Months Ended     Six Months Ended
                            March 31,              March 31,
                         1997       1996       1997       1996

NET SALES           $  109,805  $  106,822 $  213,655  $  200,055
OTHER INCOME               387         838        906       1,356
                    __________  __________ __________  __________
                       110,192     107,660    214,561     201,411
                    __________  __________ __________  __________


COSTS AND EXPENSES
 Cost of sales          74,802      74,498    145,601     139,205
 Research and
  development            4,364       4,680      8,565       8,685
 Selling, general and
  administrative        20,362      19,629     39,881      37,443
 Interest                5,816       4,344     11,173       8,301
 Other expenses            333          78        600         120
                    __________  __________ __________  __________
                       105,677     103,229    205,820     193,754
                    __________  __________ __________  __________

EARNINGS BEFORE
 INCOME TAXES            4,515       4,431      8,741       7,657

INCOME TAXES             1,256       1,387      2,523       2,263
                    __________  __________ __________  __________

NET EARNINGS        $    3,259  $    3,044 $    6,218  $    5,394
                    ==========  ========== ==========  ==========

NET EARNINGS PER
 COMMON AND COMMON
 EQUIVALENT SHARE   $     0.45  $     0.40 $     0.86  $     0.70
                    ==========  ========== ==========  ==========

AVERAGE COMMON AND
 COMMON EQUIVALENT
 SHARES OUTSTANDING
 (note 5)            7,227,732   7,673,405  7,215,989   7,700,456
                    ==========  ========== ==========  ==========




See accompanying Notes to Consolidated Condensed Financial
Statements.

                                 MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         SIX MONTHS ENDED MARCH 31
                                (Unaudited)
                          (dollars in thousands)



                                                      1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                     $ 6,218        $ 5,394
   Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
      Depreciation and amortization                  10,660          9,913
      Other                                          (5,428)        (6,535)
                                                     ______         ______
      NET CASH PROVIDED BY OPERATING ACTIVITIES      11,450          8,772
                                                     ______         ______

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of businesses (note 2)              (48,589)        (5,012)
   Purchase of property, plant and equipment         (6,391)        (4,775)
   Other                                                343            214
                                                     ______         ______
      NET CASH USED BY INVESTING ACTIVITIES         (54,637)        (9,573)
                                                     ______         ______

CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayments of notes payable                   (1,834)        (1,956)
   Net proceeds from revolving lines of credit       31,000          7,475
   Proceeds from issuance of long-term debt          18,035          3,194
   Payments on long-term debt                        (6,360)        (3,990)
   Common stock repurchase                                -         (1,600)
   Other                                               (519)            25
                                                     ______         ______
      NET CASH PROVIDED BY FINANCING ACTIVITIES      40,322          3,148
                                                     ______         ______

Effect of exchange rate changes on cash                 193           (174)
                                                     ______         ______
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (2,672)         2,173
Cash and cash equivalents at beginning of period      9,639          7,576
                                                     ______         ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 6,967        $ 9,749
                                                     ======         ======

CASH PAID FOR:
   Interest                                         $ 9,142        $ 5,940
   Income taxes                                       2,436          1,608

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Leases capitalized, net of leases terminated     $   196        $   597


See accompanying Notes to Consolidated Condensed Financial Statements.

                            MOOG INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            THREE AND SIX MONTHS ENDED MARCH 31, 1997
                           (Unaudited)
                     (dollars in thousands)


1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of March 31, 1997, the results of its operations for the three and six months ended March 31, 1997 and 1996 and its cash flows for each of the six month periods ended March 31, 1997 and 1996. The results of operations for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

2.   Acquisition

On October 26, 1996, the Company acquired the assets of and assumed certain liabilities related to the industrial hydraulic servocontrols business (the U.S. Industrial Hydraulics Business) of International Motion Control Inc., (IMC), an unrelated third party. The purchase price was $48,600. The U.S. Industrial Hydraulics Business, which operated under the name Moog Controls Inc., was spun off by the Company in February 1988. The acquisition has been accounted for under the purchase method, and accordingly, the operating results for the U.S. Industrial Hydraulics Business have been included in the Consolidated Condensed Statement of Income since the date of acquisition. The acquisition was principally financed with proceeds from the Company's U.S. Revolving Credit and Term Loan Facility. The acquisition resulted in intangible assets of approximately $37,700, the majority of which are being amortized over 30 years. In a related transaction, the Company acquired a manufacturing facility which IMC originally intended for use by the U.S. Industrial Hydraulics Business. The Company completed the sale of the building during the second quarter to a third party resulting in no gain or loss.

3.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:

                                     March 31,    September 30,
                                       1997           1996

Raw materials and purchased parts    $ 31,634       $30,609
Work in process                        61,663        55,789
Finished goods                         11,123        12,920
                                     ________       _______
                                     $104,420       $99,318
                                     ========       =======

4.   Shareholders' Equity

The changes in shareholders' equity for the six months ended March 31, 1997 are summarized as follows:

                                            Number of Shares
                                            ----------------

                                                     Class A     Class B
                                         Preferred   Common      Common
                              Amount       Shares    Stock       Stock
                              ------     ---------   -------     -------
PREFERRED STOCK
Beginning and end of period   $   100    100,000
                              -------
COMMON STOCK
Beginning and end of period     9,134                6,629,245   2,504,878
                              -------                ---------   ---------
ADDITIONAL PAID-IN CAPITAL
Beginning of period            47,611
Issuance of Treasury shares
  at less than cost               (10)
                              -------
End of period                  47,601
                              -------
RETAINED EARNINGS
Beginning of period            74,825
Net earnings                    6,218
Preferred stock dividends          (5)
                              -------
End of period                  81,038
                              -------
TREASURY STOCK
Beginning of period           (31,803)   (5,114)      (1,219,050) (936,603)
Treasury stock issued             340                      6,150    18,000
Treasury shares acquired         (250)                   (11,200)
                              -------    ------      -----------  ---------
End of period                 (31,713)                (1,224,100) (918,603)
                              -------                -----------  ---------
EQUITY ADJUSTMENTS
Beginning of period             5,377
Foreign currency translation   (2,963)
                              -------
End of period                   2,414
                              -------
LOAN TO SAVINGS AND STOCK
  OWNERSHIP PLAN (SSOP)
Beginning of period              (501)
Payments received on loan
  to SSOP                          98
Other                            (282)
                              -------
End of period                    (685)
                              -------

TOTAL SHAREHOLDERS'           --------   --------    ----------  ---------
EQUITY                        $107,889     94,886    5,405,145   1,586,275
                              --------   --------    ----------  ---------

5.   Per Share Data

Average common and common equivalent shares outstanding include
254,088 and 245,828 common equivalent shares related to stock options for the three and six months ended March 31, 1997, respectively. There were no common equivalent shares included in the calculation for the same periods in the prior year.

6.   Accounting Changes

During the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation."

The Company's previous policy on impairment was not materially different than that prescribed by SFAS No. 121. The adoption of SFAS No. 121 on October 1, 1996 did not require any impairment to be recognized for the six months ended March 31, 1997.

As permitted by SFAS No. 123, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 with respect to stock-based compensation. The adoption of SFAS No. 123 on October 1, 1996, therefore, had no effect on the Company's consolidated financial position or results of operations for the six months ended March 31, 1997.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Overview

     On October 26, 1996, the Company acquired the assets of and assumed certain liabilities related to the industrial hydraulic servocontrols business (the U.S. Industrial Hydraulics Business) of International Motion Control Inc., (IMC), an unrelated third party. The purchase price for the U.S. Industrial Hydraulics Business was $48.6 million. The U.S. Industrial Hydraulics Business, which operated under the name Moog Controls Inc., was spun off by the Company in February 1988. The acquisition was accounted for under the purchase method, and accordingly, the operating results for the U.S. Industrial Hydraulics Business are included in the Consolidated
Condensed Statement of Income from the date of acquisition.   The
acquisition was principally financed with proceeds from the Company's U.S. Revolving Credit and Term Loan Facility. The acquisition resulted in intangible assets of approximately $37.7 million, the majority of which are being amortized over 30 years. In a related transaction, the Company acquired a manufacturing facility which IMC originally intended for use by the U.S. Industrial Hydraulics Business. The Company completed the sale of the building during the second quarter to a third party resulting in no gain or loss.

     For the three months ended March 31, 1997, the Company generated net earnings of $3.3 million ($.45 per share) on net sales of $109.8 million, compared with $3.0 million ($.40 per share) on net sales of $106.8 million in the comparable period of the prior year. For the six months ended March 31, 1997, the Company earned $6.2 million ($.86 per share) on net sales of $213.7 million, compared with net earnings of $5.4 million ($.70 per share) on net sales of $200.1 million in the same period in fiscal 1996.

Segment Operating Review      Three Months Ended       Six Month Ended
(dollars in thousands)             March 31,               March 31,
                              1997           1996      1997         1996
                              ----           ----      ----         ----
Sales:
  Domestic Controls:
     Segment                 $ 79,847      $ 75,167    $154,586  $142,159
     Intersegment              (3,132)       (3,595)     (5,388)   (6,998)
                              ---------    ---------   --------- ---------
                               76,715        71,572     149,198   135,161
                              ---------    ---------   --------- ---------
  International Controls:
     Segment                   34,877        39,791      68,061    72,951
     Intersegment              (1,787)       (4,541)     (3,604)   (8,057)
                             ----------    ---------   --------- ---------
                               33,090        35,250      64,457    64,894
                             ----------    ---------   --------- ---------
  Net Sales                  $109,805      $106,822    $213,655  $200,055
                             ----------    --------    --------- ---------

Operating profit:
     Domestic Controls       $  9,858      $  8,324    $ 19,353  $ 16,118
     International Controls     2,458         2,957       4,963     5,265
     Eliminations                  55          (340)       (161)     (846)
                             ----------    ---------   --------- ---------
                             $ 12,371      $ 10,941    $ 24,155  $ 20,537
                             ----------    ---------   --------- ---------

Net earnings:
     Domestic Controls       $  2,406      $  1,844    $  4,822  $  3,742
     International Controls       806         1,451       1,507     2,203
     Eliminations                  47          (251)       (111)     (551)
                             ----------    ---------   --------- ---------
                             $  3,259      $  3,044    $  6,218  $  5,394
                             ----------    ---------   --------- ---------

Backlog:
     Domestic Controls                                 $231,561  $202,049
     International Controls                              40,814    45,211
                                                       --------- ---------
                                                       $272,375  $247,260
                                                       --------- ---------

Domestic Controls

     Domestic Controls net sales increased by 7.2% to $76.7 million in the second quarter of fiscal 1997 as compared with the same period in the prior year. The increase is primarily attributable to the aforementioned acquisition of the U.S. Industrial Hydraulics Business which provided approximately $7.5 million of incremental sales in the second quarter. In addition, the Domestic Controls segment experienced continued growth in its commercial aircraft product line and increased volume in controls for entertainment simulators, which together, helped to partially offset expected volume declines in military aircraft controls resulting from lower sales on development programs.

     Year-to-date, Domestic Controls net sales increased 10.4% to $149.2 million. The Domestic Controls segment continues to benefit from its strategy of generating a greater share of its revenues from commercial markets. The acquisition of the U.S. Industrial Hydraulics Business added approximately $12.0 million to Domestic Controls year-to-date sales, while increased production rates for commercial aircraft, communication-related satellites, space propulsion products, as well as entertainment simulators, more than offset expected volume declines in military aircraft controls.

     Operating profit for the Domestic Controls segment was $9.9 million (12.3% of segment sales) in the second quarter of fiscal 1997, up 18.4% from fiscal 1996 results of $8.3 million (11.1% of segment sales). The increase is due in part to increased sales and favorable product mix in the commercial aircraft product line and the acquisition of the U.S. Industrial Hydraulics Business, which generated approximately $1.5 million in incremental operating profit in the second quarter. Although sales declined within the military aircraft product line, a favorable shift in product mix resulted in improved operating margins as compared to a year ago. These increases in operating income were tempered by increased selling expenses related to activities aimed at generating increased volume within the commercial aircraft product line.

     For the first half of fiscal 1997, operating profit was up 20.1% to $19.4 million (12.5% of segment sales) compared with $16.1 million (11.3% of segment sales) in the same period of fiscal 1997. Increased sales in the commercial aircraft and communication-related satellite product lines, favorable product mix in commercial and military aircraft controls and the U.S. Industrial Hydraulics Business acquisition, which added approximately $2.0 million of operating profit, accounted for the improvement. The results for the first half of fiscal 1997 include higher selling expenses associated with sales opportunities in the commercial aircraft product line.

     Backlog for the Domestic Controls segment was $231.6 million at March 31, 1997 as compared to $205.5 million at September 30, 1996 and $202.0 million at March 31, 1996. The increase from a year ago is due to growth in orders in the commercial aircraft, missile systems and entertainment simulation product lines and the acquisition of the U.S. Industrial Hydraulics Business. Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months.

International Controls

     Net sales in the International Controls segment decreased 6.1% to $33.1 million in the second quarter of fiscal 1997 as compared to a year ago. The decline is due primarily to the strengthening of the U.S. dollar against certain foreign currencies, particularly the German Mark and the Japanese Yen. Excluding the effect of changing currency values, current quarter sales of the International Controls segment were level with the same period last year. Increased demand for military aircraft controls and industrial electric controls in Europe was offset by volume declines for industrial hydraulics in the United Kingdom. This decline was due primarily to shifts in delivery schedules resulting in unusually high sales in the second quarter of fiscal 1996.

      Year-to-date, sales of the International Controls segment of $64.5 million approximated fiscal 1996 levels despite unfavorable currency movements. Sales improvements associated with increased demand for industrial hydraulics in certain Pacific Rim countries and military aircraft and industrial electric controls in Europe were offset by unfavorable currency movements. Excluding the impact of changes in currency values, sales for the first six months of fiscal 1997 increased approximately 5% over last year.

     International Controls second quarter operating profit decreased 16.9% to $2.5 million (7.0% of segment sales) as compared to $3.0 million (7.4% of segment sales) a year ago. The decline is due primarily to the aforementioned decrease in sales. The operating margin was negatively affected during the quarter by the movement of certain currencies in European countries where the Company's products are manufactured relative to currency changes in the countries where the products are sold. In addition, the decline in operating margin can be attributed to unfavorable changes in product mix in Germany, specifically, a temporary shift away from higher margin industrial hydraulic products to lower margin industrial electric controls.

     For the first six months of fiscal 1997, operating income was $5.0 million (7.3% of segment sales) compared to $5.3 million (7.2% of segment sales). The decrease is due principally to the aforementioned changes in foreign currency values and unfavorable product mix in Germany, partially offset by improved margins in the industrial hydraulics product line in certain Pacific Rim countries.

     Backlog at March 31, 1997 for the International Controls segment was $40.8 million compared to $37.8 million at September 30, 1996 and $45.2 million at March 31, 1996. The decline from a year ago was primarily attributable to lower relative currency values in certain European and Pacific Rim countries.

Non-Operating Review

     Interest expense increased by $1.5 million to $5.8 million in the second quarter of fiscal 1997 and $2.9 million to $11.2 million for the six months ended March 31, 1997. The increases are due primarily to additional indebtedness outstanding in connection with the aforementioned acquisition of the U.S. Industrial Hydraulics Business. To a lesser extent, the increases are due to a recapitalization initiated by the Company in May 1996, which included the issuance of $120 million Senior Subordinated Notes, the repayment of certain existing indebtedness, and the purchasing of 714,600 Class A common shares. The recapitalization enhanced the Company's long-term capital base and provided additional senior debt capacity to fund growth, while having the effect of increasing the Company's average interest rate.

     The effective tax rate for the three and six months ended
March 31, 1997 were 27.8% and 28.9%, respectively.   The current
year rates reflect anticipated benefits resulting from distributions of earnings from the Company's German subsidiary and tax incentives associated with U.S. export sales, partially offset by increased tax expense related to the current year earnings of the German operations which are now fully taxable.

     Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption of these standards had no effect on the Company's consolidated financial position or results of operations for the six months ended March 31, 1997.

Financial Condition and Liquidity

     Cash provided by operating activities was $11.5 million in the first half of fiscal 1997 compared to $8.8 million last year.
The increase in cash provided is due to increased earnings and improved working capital management.

     Long-term senior debt increased from September 30, 1996 by $39.6 million to $116.9 million at March 31, 1997 primarily due to the acquisition of the U.S. Industrial Hydraulics Business, which was principally financed with proceeds from the Company's
U.S. Revolving Credit and Term Loan Facility.   The percentage of
long-term debt to capitalization at March 31, 1997 was 68.7% as compared to 65.3% at September 30, 1996.

     Available credit facilities at March 31, 1997 were $74.2 million, along with cash and cash equivalents of $7.0 million. Management believes that Moog's credit facilities and cash flow from operations will continue to be sufficient to meet its near-term operating needs.

     Working capital at March 31, 1997 was $191.2 million compared with $188.0 million at September 30, 1996. The current ratio was 3.1 at March 31, 1997 compared to 2.9 at September 30,
1996. The increase is due essentially to the acquisition of the

U.S. Industrial Hydraulics Business, offset in part, by unfavorable movements in foreign currency exchange rates.

     Property, plant and equipment increased $2.9 million to $134.3 million at March 31, 1997 due to the acquisition of the U.S. Industrial Hydraulics Business. Capital expenditures for the first six months of fiscal 1997 were $6.6 million compared to $5.4 million last year, and depreciation and amortization were $10.7 million and $9.9 million, respectively, for the same periods. Capital expenditures for fiscal 1997 should approximate $18 million.

     Intangible assets increased $35.9 million from September 30, 1996 primarily resulting from the acquisition of the U.S.
Industrial Hydraulics Business.

Cautionary Statement

     Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements under the "Outlook" heading are considered forward looking statements that relate to future operating periods and are subject to important risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, contracting with various governments, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely response to changes in customer needs, and other factors identified in the Company's Securities and Exchange Commission filings including the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and its Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

Outlook

     The Company believes the Domestic Controls segment is well positioned to benefit from the rapid growth forecasted in the commercial aircraft and communication-related satellite markets and continues its strategy of generating a greater share of its revenues from commercial markets. Growth in incoming orders for industrial hydraulics and entertainment simulation will add to fiscal 1997 revenues. Although military aircraft revenues have declined, the Company believes operating margins in this product line will remain strong as a result of favorable product mix. While its integration continues, the recently acquired U.S. Industrial Hydraulics Business made a positive contribution to earnings.

     Excluding the impact of currency movements, increased sales of military aircraft controls in Europe and industrial hydraulic products in the Pacific Rim region offset industrial hydraulics sales declines in Europe. The Company believes its operating performance will benefit from the International Controls segment's geographic and product line diversity.

                   PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings.

                    None.

Item 2.        Changes in Securities.

                    None.

Item 3.        Defaults Upon Senior Securities.

                    None.

Item 4.        Submission of Matters to a Vote of Security
               Holders.

                    At the Company's Annual Meeting of
                    Shareholders held on February 12, 1997, the nominees to the Board of Directors were re-elected based upon the following results.

                                                       Withheld
                    Nominee                 For        Authority

                    Class B
                     Richard A. Aubrecht  1,387,775      9,976
                     John D. Hendrick     1,382,644     15,107

                    Class A
                     Peter P. Poth        4,838,159     24,550

                    In addition, KPMG Peat Marwick was ratified to continue as auditors based upon the following votes: Class A: For, 4,850,997; Against, 6,914; Abstain, 4,798; Class B: For 1,382,289; Against, 3,014; Abstain, 7,300.

Item 5.        Other Information.

                    None.

Item 6.        Exhibits and Reports on Form 8-K.

               a.   Exhibits.

                    Exhibit 27 - Financial data schedule.

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




                                        Moog Inc.
                              ___________________________________
                                        (Registrant)



Date:  May 12, 1997           By/S/Robert R. Banta
                                   Robert R. Banta
                                   Executive Vice President
                                   Chief Financial Officer
                                   (Principal Financial Officer)


Date:  May 12, 1997           By/S/Donald R. Fishback
                                   Donald R. Fishback
                                   Controller
                                   (Principal Accounting Officer)