Form 10-Q
period 1997-06-30
MOOG INC
filed 1997-08-14
CIK 67887

___________________________________________________________________________

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q
(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

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

The number of shares outstanding of each class of common stock as of August 8, 1997 were:

Class A Common Stock, $1.00 par value             5,441,624 shares
Class B Common Stock, $1.00 par value             1,606,169 shares

                            MOOG INC.
                  QUARTERLY REPORT ON FORM 10-Q

                        TABLE OF CONTENTS

                                                           Page

PART I.   FINANCIAL INFORMATION                            3-14

     Item 1.   Consolidated Condensed Balance Sheets
               as of June 30, 1997 and September 30,
               1996                                        3

               Consolidated Condensed Statements of
               Income for the Three and Nine Months Ended
               June 30, 1997 and 1996                      4

               Consolidated Condensed Statements of
               Cash Flows for the Nine Months Ended
               June 30, 1997 and 1996                      5

               Notes to Consolidated Condensed
               Financial Statements                        6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  10

PART II.  OTHER INFORMATION                                15

SIGNATURES                                                 16

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 MOOG INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands)

                                                Unaudited      Audited
                                                  As of         As of
                                                  June 30,   September 30,
                                                   1997          1996
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                      $  8,318      $  9,639
   Receivables                                     156,096       155,972
   Inventories (note 3)                            105,011        99,318
   Deferred income taxes                            18,451        19,708
   Prepaid expenses and other current assets         3,962         2,939
                                                   _______       _______
      TOTAL CURRENT ASSETS                         291,838       287,576

PROPERTY, PLANT AND EQUIPMENT, net                 134,499       131,371
INTANGIBLE ASSETS, net (note 2)                     51,648        16,024
OTHER ASSETS                                        14,173        14,587
                                                   _______       _______
TOTAL ASSETS                                      $492,158      $449,558
                                                   =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable                                  $  2,543      $  3,420
   Current installments of long-term debt           12,836        10,491
   Accounts payable                                 21,436        21,597
   Accrued salaries, wages and commissions          25,590        24,504
   Contract loss reserves                            6,231        10,966
   Accrued interest                                  4,855         6,160
   Other accrued liabilities                        14,128        14,208
   Customer advances                                 6,809         8,259
                                                   _______       _______
      TOTAL CURRENT LIABILITIES                     94,428        99,605

LONG-TERM DEBT, excluding current installments
   Senior debt (note 2)                            119,003        77,351
   Senior subordinated notes                       120,000       120,000

OTHER LONG-TERM LIABILITIES                         47,344        47,859
                                                   _______       _______
      TOTAL LIABILITIES                            380,775       344,815
                                                   _______       _______

SHAREHOLDERS' EQUITY (note 4)
   Preferred stock                                     100           100
   Common stock                                      9,134         9,134
   Other shareholders' equity                      102,149        95,509
                                                   _______       _______
      TOTAL SHAREHOLDERS' EQUITY                   111,383       104,743
                                                   _______       _______
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $492,158      $449,558
                                                   =======       =======
See accompanying Notes to Consolidated Condensed Financial Statements.

                            MOOG INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)
          (dollars in thousands except per share data)


                       Three Months Ended     Nine Months Ended
                             June 30,               June 30,
                         1997       1996       1997       1996

NET SALES           $  120,064  $  103,107 $  333,719  $  303,162
OTHER INCOME               329         428      1,235       1,784
                    __________  __________ __________  __________
                       120,393     103,535    334,954     304,946
                    __________  __________ __________  __________
COSTS AND EXPENSES
 Cost of sales          84,041      70,534    229,642     209,739
 Research and
  development            4,420       4,433     12,985      13,118
 Selling, general and
  administrative        20,839      19,369     60,720      56,812
 Interest expense        5,842       4,822     17,015      13,123
 Other expenses            234          78        834         198
                    __________  __________ __________  __________
                       115,376      99,236    321,196     292,990
                    __________  __________ __________  __________
EARNINGS BEFORE
 INCOME TAXES AND
 EXTRAORDINARY LOSS      5,017       4,299     13,758      11,956

INCOME TAXES             1,456       1,277      3,979       3,540
                    __________  __________ __________  __________
EARNINGS BEFORE
 EXTRAORDINARY LOSS      3,561       3,022      9,779       8,416

EXTRAORDINARY LOSS,
 net of tax                  -        (510)         -       (510)
                    __________  __________ __________  __________
NET EARNINGS        $    3,561  $    2,512 $    9,779  $    7,906
                    ==========  ========== ==========  ==========
EARNINGS PER
 COMMON AND COMMON
 EQUIVALENT SHARE:

 Before extraordinary
  loss              $      .49  $      .40 $     1.35  $     1.08
 Extraordinary loss          -        (.07)         -       (.07)
                    __________  __________ __________  __________
 Net earnings       $      .49  $      .33 $     1.35  $     1.01
                    ==========  ========== ==========  ==========
AVERAGE COMMON AND
 COMMON EQUIVALENT
 SHARES OUTSTANDING
 (note 5)            7,220,163   7,549,666  7,218,212   7,784,269
                    ==========  ========== ==========  ==========

See accompanying Notes to Consolidated Condensed Financial
Statements.

                                 MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED JUNE 30
                                (Unaudited)
                          (dollars in thousands)

                                                      1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                     $ 9,779        $ 7,906
   Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
      Depreciation and amortization                  15,712         14,863
      Other                                         (10,361)       (18,135)
                                                     ______         ______
      NET CASH PROVIDED BY OPERATING ACTIVITIES      15,130          4,634
                                                     ______         ______

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of businesses (note 2)              (49,179)        (5,902)
   Purchase of property, plant and equipment         (9,781)        (7,543)
   Other                                                 39            292
                                                     ______         ______
      NET CASH USED BY INVESTING ACTIVITIES         (58,921)       (13,153)
                                                     ______         ______

CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayments of notes payable                     (708)        (2,786)
   Net proceeds from (repayment of)
    revolving lines of credit                        34,000        (53,529)
   Proceeds from issuance of long-term debt          18,655          8,312
   Payments on long-term debt                        (8,836)       (27,305)
   Proceeds from issuance of senior
    subordinated notes                                    -        116,438
   Redemption of convertible subordinated
    debentures                                            -        (18,000)
   Common stock repurchase                                -        (14,465)
   Other                                               (850)           256
                                                     ______         ______
      NET CASH PROVIDED BY FINANCING ACTIVITIES      42,261          8,921
                                                     ______         ______

Effect of exchange rate changes on cash                 209           (252)
                                                     ______         ______
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (1,321)           150
Cash and cash equivalents at beginning of period      9,639          7,576
                                                     ______         ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 8,318        $ 7,726
                                                     ======         ======

CASH PAID FOR:
   Interest                                         $17,096        $12,449
   Income taxes                                       4,335          2,114

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Leases capitalized, net of leases terminated     $   731        $   597

See accompanying Notes to Consolidated Condensed Financial Statements.

                            MOOG INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED JUNE 30, 1997
                           (Unaudited)
         (dollars in thousands except per share amounts)


1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of June 30, 1997, the results of its operations for the three and nine months ended June 30, 1997 and 1996 and its cash flows for each of the nine month periods ended June 30, 1997 and 1996. The results of operations for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

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

During the third quarter, the Company purchased the assets and servovalve distributor and repair business of Dowty-France for approximately $600.

3.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:

                                      June 30,    September 30,
                                       1997           1996

Raw materials and purchased parts    $ 30,119       $30,609
Work in process                        63,409        55,789
Finished goods                         11,483        12,920
                                     ________       _______
                                     $105,011       $99,318
                                     ========       =======

4.   Shareholders' Equity

The changes in shareholders' equity for the nine months ended June 30, 1997 are summarized as follows:

                                            Number of Shares
                                            ----------------

                                                     Class A     Class B
                                         Preferred   Common      Common
                              Amount       Shares    Stock       Stock
                              ------     ---------   -------     -------
PREFERRED STOCK
Beginning and end of period   $   100    100,000
                              -------
COMMON STOCK
Beginning and end of period     9,134                6,629,245   2,504,878
                              -------                ---------   ---------
ADDITIONAL PAID-IN CAPITAL
Beginning of period            47,611
Issuance of Treasury shares
  at less than cost               (67)
                              -------
End of period                  47,544
                              -------
RETAINED EARNINGS
Beginning of period            74,825
Net earnings                    9,779
Preferred stock dividends          (7)
                              -------
End of period                  84,597
                              -------
TREASURY STOCK
Beginning of period           (31,803)   (5,114)      (1,219,050) (936,603)
Treasury stock issued             834         -           26,350    35,000
Treasury shares acquired         (417)        -          (17,321)
                              -------    ------      -----------  ---------
End of period                 (31,386)   (5,114)      (1,210,021) (901,603)
                              -------    ------      -----------  ---------

EQUITY ADJUSTMENTS
Beginning of period             5,377
Foreign currency translation   (2,861)
                              -------
End of period                   2,516
                              -------
LOAN TO SAVINGS AND STOCK
  OWNERSHIP PLAN (SSOP)
Beginning of period              (501)
Payments received on loan
  to SSOP                         159
Purchases of stock and other     (780)
                              -------
End of period                  (1,122)
                              -------

TOTAL SHAREHOLDERS'           --------   --------    ---------   ---------
EQUITY                        $111,383     94,886    5,419,224   1,603,275
                              ========   ========    =========   =========

5.   Per Share Data

Average common and common equivalent shares outstanding include 237,812 and 263,529 common equivalent shares related to stock options for the three months ended June 30, 1997 and 1996, respectively, and 243,156 and 221,415 for the nine months ended June 30, 1997 and 1996, respectively.

6.   Accounting Changes

During the first quarter of fiscal 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation."

The Company's previous policy on impairment was not materially different than that prescribed by SFAS No. 121. The adoption of SFAS No. 121 on October 1, 1996 did not require any impairment to be recognized for the nine months ended June 30, 1997.

As permitted by SFAS No. 123, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 with respect to stock-based compensation. The adoption of SFAS No. 123 on October 1, 1996, therefore, had no effect on the Company's consolidated financial position or results of operations for the nine months ended June 30, 1997.

7.   New Accounting Standards

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which is required to be adopted by the Company during the first quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact for the three months ended June 30, 1997 and 1996 would be to increase primary earnings per share by $.02 and $.01 per share, respectively. The expected impact of SFAS No. 128 for the first nine months of 1997 and 1996 would be to increase primary earnings per share by $.05 and $.03 per share, respectively. The diluted earnings per share calculation required under SFAS No. 128 should approximate the historically reported primary earnings per share amounts.

8.   Derivatives

In January 1997, the SEC issued new rules requiring expanded disclosure for "market risk-sensitive" financial instruments. As required for this interim filing, specific information on the Company's accounting policies with regard to activities in derivative financial instruments is provided below.

The Company uses derivative financial instruments for the purpose of hedging currency and interest rate exposures which exist as a part of its ongoing business operations.

In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Deferred gains or losses related to any instrument designated but ineffective as a hedge of existing assets, liabilities, or firm commitments are recognized immediately in the statement of income.

The Company uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments, and intercompany loans. Foreign currency contracts are marked-to-market with net amounts due to or from counter parties recorded in accounts receivable or payable. For contracts hedging firm commitments, mark-to-market gains and losses are deferred and recognized as an adjustment to the basis of the transaction. For all other contracts, mark-to-market gains and losses are recognized currently in other income or expense, generally offsetting gains and losses from underlying hedged transactions. The Company also uses forward contracts to reduce fluctuations in the value of foreign currency investments in and long-term advances to subsidiaries. These contracts are marked-to-market with gains or losses recorded in the cumulative translation adjustment component of shareholders' equity.

The Company uses interest rate swaps to reduce interest rate volatility with certain debt issues. The interest differential to be paid or received on the swap is recognized in the statement of income as incurred, as a component of interest expense.

The cash flows related to derivative financial instruments are classified in the statement of cash flows in a manner consistent with those of the transactions being hedged.

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

     Net sales for the third quarter of fiscal 1997 were $120.1 million versus $103.1 million in the prior year. The increase is due primarily to increased volume in the commercial aircraft and space and systems product lines, and the acquisition of the U.S. Industrial Hydraulics Business.
Cost of sales for the current quarter were 70.0% of net sales compared to 68.4% of net sales in the prior year. The increase as a percentage of sales is due to an unfavorable product mix in Germany, costs incurred to transfer certain industrial electronics production to Ireland and changes in foreign currencies. These factors were partially offset by a favorable product mix in commercial and military aircraft controls. Selling, general and administrative expenses were $20.8 million, or 17.4% of net sales, in the current quarter, compared to $19.4 million, or 18.8% of net sales, a year ago. The decrease as a percentage of sales is due primarily to the significant sales growth and reduced consulting costs related to enhancing manufacturing operations. The third quarter of fiscal 1996 includes a $.5 million extraordinary loss on the early repayment of debt. Net earnings for the third quarter of fiscal 1997 increased to $3.6 million, or $.49 per share, compared with $2.5 million, or $.33 per share a year ago.

     Net sales for the first nine months of fiscal 1997 were $333.7 million versus $303.2 million in the same period of the prior year. The increase is due primarily to the acquisition of the U.S. Industrial Hydraulics Business, and increased production rates for commercial aircraft, satellites, space propulsion, the space station and entertainment simulators. Cost of sales for the first nine months of fiscal 1997 were 68.8% of net sales compared to 69.2% of net sales in the prior fiscal year. The decrease as a percentage of sales was due primarily to a favorable product mix in the commercial and military aircraft product lines and strong margins of the newly acquired U.S. Industrial Hydraulics Business, partially offset by unfavorable product mix at the Company's German subsidiary and changes in foreign currencies. Selling, general and administrative expenses were $60.7 million, or 18.2% of net sales, compared to $56.8 million, or 18.7% of net sales, in the same period a year ago. As a percentage of sales, selling, general and administrative expenses decreased primarily due to the significant sales growth and reduced consulting costs, offset by increased selling efforts in the commercial aircraft product line. Other income decreased to $1.2 million due to the absence in the current year of license fees received on a foreign military program in the prior year, while other expenses increased to $.8 million due primarily to costs associated with a one year old joint venture to manufacture and market hydraulic manifolds for OEM machinery. The prior year results include a $.5 million extraordinary loss on the early repayment of debt. Net earnings for the first nine months of fiscal 1997 increased to $9.8 million, or $1.35 per share, compared with $7.9 million, or $1.01 per share, a year ago.

Segment Operating Review      Three Months Ended       Nine Months Ended
(dollars in thousands)              June 30,                June 30,
                              1997           1996      1997        1996
                              ----           ----      ----        ----
Sales:
  Domestic Controls:
     Segment                 $ 91,074      $ 73,201    $245,660  $215,360
     Intersegment              (4,186)       (2,417)     (9,574)   (9,415)
                              ---------    ---------   --------- ---------
                               86,888        70,784     236,086   205,945
                              ---------    ---------   --------- ---------
  International Controls:
     Segment                   34,675        36,742     102,736   110,300
     Intersegment              (1,499)       (4,419)     (5,103)  (13,083)
                             ----------    ---------   --------- ---------
                               33,176        32,323      97,633    97,217
                             ----------    ---------   --------- ---------
  Net Sales                  $120,064      $103,107    $333,719  $303,162
                             ==========    =========   ========= =========

Operating profit:
     Domestic Controls       $ 12,525      $  8,768    $ 31,545  $ 24,886
     International Controls     1,310         3,140       6,081     8,405
     Eliminations                 119           (84)        (42)     (930)
                             ----------    ---------   --------- ---------
                             $ 13,954      $ 11,824    $ 37,584  $ 32,361
                             ==========    =========   ========= =========

Earnings before
  extraordinary loss:
     Domestic Controls       $  3,310      $  1,680    $  8,132  $  5,422
     International Controls       175         1,435       1,682     3,638
     Eliminations                  76           (93)        (35)     (644)
                             ----------    ---------   --------- ---------
                             $  3,561      $  3,022    $  9,779  $  8,416
                             ==========    =========   ========= =========

Backlog:
     Domestic Controls                                 $231,997  $204,908
     International Controls                              44,246    42,171
                                                       --------- ---------
                                                       $276,243  $247,079
                                                       ========= =========

Domestic Controls

     Domestic Controls net sales increased by 22.8% to $86.9 million in the third quarter of fiscal 1997 as compared with the same period in the prior year. This sales improvement resulted from increased production of precision controls for commercial aircraft, satellites, the Space Station, entertainment simulators and industrial hydraulic applications. The commercial aircraft product line continued its growth pattern as deliveries of flight controls to Boeing more than doubled compared to a year ago. Sales of industrial hydraulic controls were up principally as a result of the aforementioned acquisition of the U.S. Industrial Hydraulics Business, which provided approximately $8 million of incremental sales in the third quarter of fiscal 1997. These sales increases were in part tempered by an expected decline in military aircraft controls resulting from lower sales on development programs.

     Year-to-date, Domestic Controls net sales increased 14.6% to $236.1 million. The Domestic Controls segment continues to benefit from its strategy of generating a greater share of its revenues from commercial markets. The acquisition of the U.S. Industrial Hydraulics Business added approximately $19 million to Domestic Controls year-to-date sales, while increased production rates of controls for commercial aircraft, communication-related satellites, space propulsion, the Space Station, as well as entertainment simulators, more than offset an expected decline in military aircraft controls.

     Operating profit for the Domestic Controls segment was $12.5 million (13.8% of segment sales) in the third quarter of fiscal 1997, up 42.8% from fiscal 1996 results of $8.8 million (12.0% of segment sales). The increase is due primarily to increased sales and favorable product mix in the commercial aircraft product line along with the acquisition of the U.S. Industrial Hydraulics Business. Although sales declined within the military aircraft product line, a favorable product mix, including profit adjustments on certain long-term contracts nearing completion, resulted in improved operating margins as compared to a year ago.

     For the first nine months of fiscal 1997, Domestic Controls operating profit was up 26.8% to $31.5 million (12.8% of segment sales) compared with $24.9 million (11.6% of segment sales) in the same period of fiscal 1996. The aforementioned increase in year-to-date sales, favorable product mix in commercial and military aircraft controls and the U.S. Industrial Hydraulics Business acquisition accounted for the improvement. The results for the first nine months of fiscal 1997 include higher selling expenses associated with sales opportunities in the commercial aircraft product line.

     Backlog for the Domestic Controls segment was $232.0 million at June 30, 1997 as compared to $205.5 million at September 30, 1996 and $204.9 million at June 30, 1996. The increase from a year ago is due to growth in orders in the commercial aircraft, missile systems and entertainment simulation product lines and the acquisition of the U.S. Industrial Hydraulics Business.

Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months.

International Controls

     Net sales in the International Controls segment increased 2.6% to $33.2 million in the third quarter of fiscal 1997 as compared to a year ago. Excluding the impact of the strengthening U.S. dollar versus certain foreign currencies, in particular the German Mark and Japanese Yen, current quarter sales of the International Controls segment would have increased approximately 12%. The most notable sales gains relate to volume increases in controls for military and commercial aircraft in the United Kingdom and for industrial hydraulic applications in certain countries in Europe and Japan.

     Year-to-date, sales of the International Controls segment of $97.6 million approximated fiscal 1996 levels despite unfavorable currency movements. Excluding the impact of changes in currency values, sales for the first nine months of fiscal 1997 would have increased approximately 7% over last year. Sales gains were posted in several of the Company's major product lines. In particular, sales of controls for military and commercial aircraft in the United Kingdom, industrial electric controls in Germany and industrial hydraulic controls in Japan showed moderate growth as compared to last year. These increases more than offset volume declines in Germany and the United Kingdom for industrial hydraulic products.

     International Controls third quarter operating profit decreased 58.3% to $1.3 million (3.8% of segment sales) as compared to $3.1 million (8.5% of segment sales) a year ago. The decrease in operating profit is attributable to several factors. Operating margins have been negatively impacted by unfavorable product mix at the Company's German subsidiary. Within the industrial hydraulics product line in Germany, a greater percentage of sales were generated from lower margin controls for injection molding applications. Also impacting margins in Germany was a shift in sales away from higher margin industrial hydraulic controls to lower margin industrial electric controls. International Controls operating profit was negatively affected by a $.7 million write-off of excess inventory in connection with the sale of a small product line within the industrial electrics product line that produced plastic pipe measurement equipment and transition costs incurred to move certain production to an electronics manufacturing facility in Ireland. Operating margins were also impacted by the movement of certain currencies in European countries where the Company's products are manufactured relative to currencies in countries where the products are sold. Operating profit was positively affected by a lower level of overhead resulting from reduced consulting costs related to enhancing manufacturing operations.

     For the first nine months of fiscal 1997, operating profit was $6.1 million (5.9% of segment sales) compared to $8.4 million (7.6% of segment sales) a year ago. The decrease is due principally to the aforementioned unfavorable product mix in Germany, costs incurred in connection with the sale of a product line, relocation of production, and changes in foreign currency values.

     Backlog at June 30, 1997 for the International Controls segment was $44.2 million compared to $37.8 million at September 30, 1996 and $42.2 million at June 30, 1996. The increase from a year ago was attributable to growth in orders for electric drives in Germany and industrial hydraulics in Japan, partially offset by lower relative currency values in certain European and Pacific Rim countries.

Non-Operating Review

     Interest expense increased by $1.0 million to $5.8 million in the third quarter of fiscal 1997 and by $3.9 million to $17.0 million for the nine months ended June 30, 1997. The increases are due primarily to additional indebtedness outstanding in connection with the aforementioned acquisition of the U.S. Industrial Hydraulics Business. To a lesser extent, the nine month increase is partially due to a recapitalization initiated by the Company in May 1996, which enhanced the Company's long-term capital base and provided additional senior debt capacity to fund growth, while having the effect of increasing the Company's average interest rate.

     The effective tax rates for the three and nine months ended
June 30, 1997 were 29.0% and 28.9%, respectively.   The current
year rates reflect anticipated benefits resulting from distributions of earnings from the Company's German subsidiary and tax incentives associated with U.S. export sales, partially offset by increased tax expense related to the current year earnings of the German operations which are now fully taxable.

     Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption of these standards had no effect on the Company's consolidated financial position or results of operations for the nine months ended June 30, 1997.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which is required to be adopted by the Company during the first quarter of fiscal 1998. See note 7 in the Notes to Consolidated Condensed Financial Statements for a discussion of the impact of this standard on the Company.

Financial Condition and Liquidity

     Cash provided by operating activities was $15.1 million in the first nine months of fiscal 1997 compared to $4.6 million last year. The increase in cash provided is due to increased earnings and improved working capital management.

     Long-term senior debt increased from September 30, 1996 by $41.7 million to $119.0 million at June 30, 1997 primarily due to the acquisition of the U.S. Industrial Hydraulics Business, which was principally financed with proceeds from the Company's U.S.
Revolving Credit and Term Loan Facility.   The percentage of
long-term debt to capitalization at June 30, 1997 was 68.2% as compared to 65.3% at September 30, 1996.

     Available credit facilities at June 30, 1997 were $71.1 million, along with cash and cash equivalents of $8.3 million. Management believes that Moog's credit facilities and cash flow from operations will continue to be sufficient to meet its near-term operating needs.

     Working capital at June 30, 1997 was $197.4 million compared with $188.0 million at September 30, 1996. The current ratio was
3.1 at June 30, 1997 compared to 2.9 at September 30, 1996. The increase is due essentially to the acquisition of the U.S. Industrial Hydraulics Business, offset in part, by unfavorable movements in foreign currency exchange rates particularly in Germany and Japan.

     Property, plant and equipment increased $3.1 million to $134.5 million at June 30, 1997 due to the acquisition of the U.S. Industrial Hydraulics Business. Capital expenditures for the first nine months of fiscal 1997 were $10.5 million compared to $8.1 million last year, and depreciation and amortization were $15.7 million and $14.9 million, respectively. Capital expenditures for fiscal 1997 should approximate $18 million.

     Intangible assets increased $35.6 million from September 30, 1996 primarily resulting from the acquisition of the U.S.
Industrial Hydraulics Business.

Cautionary Statement

     Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements under the "Outlook" heading are considered forward looking statements that relate to future operating periods and are subject to important risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, contracting with various governments, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely response to changes in customer needs, and other factors identified in the Company's Securities and Exchange Commission filings including the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and its Quarterly Reports on Form 10-Q for the quarters ended December 31, 1996 and March 31, 1997.

Outlook

     The Company believes the Domestic Controls segment is well positioned to benefit from the strong commercial aircraft and communication-related satellite markets and continues its strategy of generating a greater share of its revenues from commercial markets. Growth in incoming orders for industrial hydraulics and entertainment simulation will add to fiscal 1997 revenues. Although military aircraft revenues have declined, the Company believes operating margins in this product line will remain strong for the remainder of fiscal 1997 as a result of favorable product mix. Beyond fiscal 1997, military aircraft controls operating margins are expected to return to more normal, historical levels. While its integration continues, the recently acquired U.S. Industrial Hydraulics Business made a positive contribution to earnings.

     Excluding the impact of currency movements, increased sales of military and commercial aircraft controls and industrial electric controls in Europe and industrial hydraulic products in the Pacific Rim region offset industrial hydraulics sales declines in Europe. Despite lower operating profits, the Company believes the International Controls segment's geographic and product line diversity, as well as actions taken by management to improve the industrial electric product line, will benefit operating performance.

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




                                  Moog Inc.
                                  ______________________________
                                            (Registrant)



Date:  August 11, 1997            By/S/Robert R. Banta
                                        Robert R. Banta
                                        Executive Vice President
                                        Chief Financial Officer
                                        (Principal Financial
                                         Officer)


Date:  August 11, 1997            By/S/Donald R. Fishback
                                        Donald R. Fishback
                                        Controller
                                        (Principal Accounting
                                         Officer)