Form 10-K
period 1997-09-27
MOOG INC
filed 1997-11-21
CIK 67887

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     (Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 27, 1997
                         OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to ______________ to _____________
Commission file number 1-5129

                            MOOG INC.

     (Exact Name of Registrant as Specified in its Charter)

         New York                            16-0757636
_______________________________         ____________________
(State or Other Jurisdiction of          (I.R.S. Employer
Incorporation or Organization)           Identification No.)


     East Aurora, New York                        14052-0018
     (Address of Principal Executive Offices)     (Zip Code)

Registrant's Telephone Number, Including Area Code:(716) 652-2000

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
Title of Each Class                         Which Registered
_____________________________________   _________________________
Class A Common Stock, $1.00 Par Value   American Stock Exchange
Class B Common Stock, $1.00 Par Value   American Stock Exchange
_____________________________________   _________________________

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes __X__    No _____

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on November 10, 1997 was approximately $188.4 million.

The number of shares of Common Stock outstanding as of the close of business on November 10, 1997 was: Class A: 5,469,715; Class
B: 1,589,086.

The Documents listed below have been incorporated by reference into this Annual Report on Form 10-K:

     (1) Specific sections of the Annual Report to Shareholders for the fiscal year ended September 27, 1997 (the "1997
          Annual Report")

     (2) Specific sections of the January 1998 Proxy Statement to Shareholders (the "1998 Proxy")

_________________________________________________________________
                            MOOG INC.

                         FORM 10-K INDEX
_________________________________________________________________

PART I                                                      PAGE

     Item 1 -  Business                                     18-19
     Item 2 -  Properties                                      19
     Item 3 -  Legal Proceedings                               19
     Item 4 -  Submission of Matters to a                      19
               Vote of Security Holders

PART II

     Item 5 -  Market for the Registrant's                     19
               Common Equity and Related
               Stockholder Matters
     Item 6 -  Selected Financial Data                      19-20
     Item 7 -  Management's Discussion and                  21-26
               Analysis of Financial Condition
               and Results of Operations
     Item 8 -  Financial Statements and                     27-39
               Supplementary Data
     Item 9 -  Changes in and Disagreements with               40
               Accountants on Accounting and
               Financial Disclosure

PART III

     Item 10 - Directors and Executive Officers                40
               of the Registrant
     Item 11 - Executive Compensation                          41
     Item 12 - Security Ownership                              41
               of Certain Beneficial
               Owners and Management
     Item 13 - Certain Relationships and                       41
               Related Transactions

PART IV

     Item 14 - Exhibits, Financial Statement                41-43
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


ITEM 1.   Business.

Certain information required herein is contained in part in the 1997 Annual Report, specific pages of which are referred to in parentheses.

Description of the Company's Business. (See pages 2 through 16.)

Distribution. Moog's sales and marketing organization is comprised of individuals possessing highly specialized technical expertise. Such expertise is required in order to effectively evaluate the customer's precision control requirements and to facilitate communication between the customer's engineering staff and the Moog engineering staff. Manufacturers' representatives are used to cover certain aerospace and selected industrial markets.

Industry and Competitive Conditions. The Company experiences considerable competition in each of its five major product lines.
However, the Company is the only precision motion control specialist which competes globally in all markets and all drive technologies.

Many of its competitors have greater financial and other resources than the Company. In Aircraft Controls, the Company's principal competitors include Parker Hannifin Corporation, Curtiss-Wright Corp., HR Textron, a subsidiary of Textron, Inc. ("HR Textron"), Teijin Seiki Limited and E-Systems Inc., a Raytheon company, ("E-Systems"). In Satellites and Launch Vehicles, the Company's principal competitors are AlliedSignal Inc. and HR Textron. For the Industrial Hydraulics product line, competitors are Robert Bosch AG, Mannesmann Rexroth AG and E-Systems. Competitors in the Industrial Electrics product line include Barber-Colman Company, Siemens AG, Indramat GmbH, Pacific Scientific Company and Yaskawa Electric Corp.

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

Working Capital. The information required herein is incorporated by reference to the discussion on inventories in Note 1 of Item 8 on page 31.

Seasonality.  Moog's business is generally not seasonal.

Patents. Moog has numerous patents and has filed applications for others. While the aggregate protection afforded by these is of value, the Company does not consider the successful conduct of any material part of its business dependent upon such protection. The Company's patents and patent applications, including U.S., Canadian, European and Japanese patents, relate to electrohydraulic, electropneumatic and electromechanical actuation mechanisms and control valves, electronic control component systems and interface devices.

Research Activities. Research and product development activity has been and continues to be significant to the Company. The information required herein is incorporated by reference to Item
6, Selected Financial Data, on page 20.

Employees. The information required herein is incorporated by reference to Item 6, Selected Financial Data, on page 20.
Segment Financial Information. The information required herein is incorporated by reference to Notes 10 and 11 of Item 8 on page
37.

Customers. The information required herein is incorporated by reference to pages 2 through 16 and 37. In aggregate, the Company markets its products to a wide variety of customers. The Boeing Corporation (including Boeing Helicopters, McDonnell Douglas and the former Space and Defense business of Rockwell) represented approximately 19% of fiscal 1997 sales, with sales to U.S. government prime- or sub-contractors, including military sales to Boeing, representing approximately 30% of sales. The concentration of customers varies within product lines. In the Commercial and Military Aircraft product lines as well as Satellites and Launch Vehicles, a few customers provide the majority of revenues, while in the Industrial Hydraulics and Industrial Electrics product lines revenues are spread over a wide customer base.

International Operations. Moog's International Controls segment is an aggregate of operations located predominantly in Europe and the Asian-Pacific region. (See pages 2 through 16, 37 and 42.) The Company's international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental foreign investment restrictions, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.

Environmental Matters.  See pages 26 and 38.


ITEM 2.   Properties.

Corporate headquarters are located in East Aurora, New York. Principal manufacturing facilities for the Domestic Controls segment are located in East Aurora, New York and Torrance, California. These facilities consist of 755,525 square feet which are owned, and 53,992 square feet which are under capital lease and financed primarily by industrial revenue bonds which allow the Company to purchase the facilities at nominal prices upon expiration. The Domestic Controls segment leases 187,190 square feet in East Aurora and 6,155 square feet in Torrance under operating leases. Outside of the U.S., the Domestic Controls segment owns manufacturing centers in the Philippines and India consisting of 63,777 square feet and 31,299 square feet, respectively.

The International Controls segment maintains major manufacturing facilities in Germany, England and Japan. Of the major European facilities, 4,500 square feet are owned and 219,235 square feet are leased under operating lease agreements. The Japanese facility, consisting of 67,911 square feet, is owned. A specialty manufacturing operation with 27,750 square feet which is owned is located in Ireland. In various other major markets, including Italy, France, Spain, Sweden, Finland, Denmark, Brazil, Australia, South Korea, Hong Kong and Singapore, the Company has sales and applications engineering offices. Of these facilities, 30,027 square feet are owned and 74,977 square feet are leased under operating leases. Operating leases of the International facilities expire at varying times from December 1997 through June 2013.

The Company believes that its properties have been adequately maintained and are in generally good condition. The Company currently has plans to add approximately 94,500 square feet and 30,000 square feet of manufacturing capacity between its East Aurora, New York and Baguio City, Philippines locations, respectively. After completion of such expansion the Company believes that its existing facilities will provide sufficient production capacity for its needs in the foreseeable future. Upon the expiration of its current leases, the Company believes that it will be able to either secure renewal terms or enter into leases for alternative locations at market terms.


ITEM 3.   Legal Proceedings.

From time to time, the Company is named as a defendant in legal actions arising in the normal course of business. The Company is not a party to any pending legal proceedings the resolution of which management believes will have a material adverse effect on the Company's results of operations or financial condition and liquidity or to any pending legal proceedings other than ordinary, routine litigation incidental to its business.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

None.

Part II

ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.

Dividend restrictions are detailed in Note 6 on page 33 of Item
8. Other information required herein is incorporated by reference to pages 20, 43 and 45.


ITEM 6.   Selected Financial Data - Notes and Discussion.

Refer to the table on the following page for the Selected
Financial Data for the five year fiscal period 1993 - 1997. For a more detailed discussion of 1995 through 1997 refer to Management's Discussion and Analysis of Financial Condition and
Results of Operations on pages 21 through 26 and Notes to Consolidated Financial Statements on pages 31 through 39.

ITEM 6.  Selected Financial Data.
(dollars in thousands except per share data)

Fiscal Years                   1997(1), (2)      1996       1995    1994(3), (4)    1993
__________________________________________________________________________________________
RESULTS FROM OPERATIONS
Net Sales                      $  455,929    $  407,237 $  374,284  $  307,370  $  293,680

Earnings before extraordinary
 item and cumulative effect of
 change in accounting for
 income taxes                  $   13,606    $   11,219 $    7,761  $    1,618  $    5,118

Net Earnings                   $   13,606    $   10,709 $    7,761  $    2,123  $    4,761

Per share

Earnings before extraordinary
 item and cumulative effect of
 change in accounting for
 income taxes                  $     1.88    $     1.47 $     1.00  $      .21  $      .66

Net earnings                   $     1.88    $     1.40 $     1.00  $      .27  $      .62

Average common and common
 equivalent shares outstanding  7,224,612     7,639,312  7,721,927   7,714,444   7,713,465
__________________________________________________________________________________________
FINANCIAL POSITION

Total Assets                   $  490,563    $  449,558 $  424,957 $   424,456  $  318,130

Working Capital                   187,521       187,971    166,985     150,850     123,533

Indebtedness - senior             118,245        91,262    170,361     183,376     115,515
             - senior
               subordinated       120,000       120,000     19,400      20,800      22,082

Shareholders' equity              114,191       104,743    108,636     102,184      92,561

Shareholders' equity per common
 share outstanding                  16.18         15.01      14.06       13.25       12.00
__________________________________________________________________________________________

SUPPLEMENTAL FINANCIAL DATA

Capital expenditures           $   13,713   $    10,885 $   10,232 $     8,893  $   10,216
Depreciation and amortization      21,267        19,632     19,675      15,700      15,621
R&D - Company funded               17,798        17,303     15,783      18,668      16,128
    - customer funded              14,071        24,411     21,603      25,332      30,986
Backlog - Domestic                236,409       205,516    195,908     181,405     149,035
        - International            43,955        37,794     42,033      35,856      32,046
__________________________________________________________________________________________
ADDITIONAL DATA
Number of employees                 3,657         3,229      3,003       3,140       2,824
Number of shareholders - Class A    1,722         1,904      2,114       2,424       2,665
                       - Class B      810           898        966       1,088       1,201
__________________________________________________________________________________________
RATIOS
Net return on sales                  3.0%          2.6%       2.1%         .7%        1.6%
Return on shareholders' equity      12.4%         10.0%       7.4%        2.2%        5.0%
Current ratio                        2.75          2.89       2.76        2.46        2.33
Debt to shareholders' equity         2.09          2.02       1.75        2.00        1.49
Long-term senior debt to
 capitalization(5)                  30.3%         25.6%      55.5%       56.8%       40.8%
Long-term debt to capitalization(5) 66.0%         65.3%      61.8%       63.7%       51.7%
__________________________________________________________________________________________

(1)  Effective in fiscal 1997, the Company changed its fiscal year-end to the last Saturday in September
     (September 27, 1997 for fiscal 1997).    The impact on the current year results of operations was
     not material.
(2)  Includes the effects of the October 1996 acquisition of the industrial hydraulic servocontrols business of International Motion Control Inc.  See Note 2 to the Consolidated Financial Statements.
(3)  Includes the effects of the June 1994 acquisition of the hydraulic and mechanical actuation product lines of AlliedSignal Inc.
(4)  Includes the effect of pre-tax restructuring charges of $4.7 million.
(5)  Capitalization is equal to total long-term debt, excluding current maturities, and shareholders'
     equity.


ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview

The Company is a leading worldwide designer and manufacturer of a broad range of high performance, precision motion and fluid control products and systems for aerospace and industrial markets. Moog's servoactuation systems are critical to the flight control of commercial and military aircraft, positioning satellites, controlling the thrust of space launch vehicles, steering tactical and strategic missiles, and a wide variety of hydraulic and electric industrial applications requiring the precise control of position, velocity and force.

The Company has two segments, Domestic Controls and International Controls. Domestic Controls primarily focuses on North American markets, with the majority of its sales in aerospace-related product lines. International Controls is focused on markets in Europe and the Asian-Pacific, with the majority of sales in industrial product lines.

The Company has five principal product lines. Aerospace Controls includes Commercial Aircraft, Satellites and Launch Vehicles and Military Aircraft. Industrial Controls includes Industrial Hydraulics and Industrial Electrics controls. The Commercial Aircraft product line provides servovalves and flight controls for Boeing, Airbus and regional jet aircraft. The Satellites and Launch Vehicles product line includes satellite positioning controls and steering controls for launch vehicles, strategic missiles and tactical missiles. The Military Aircraft product line provides primary and secondary flight controls and engine controls for advanced fighters, helicopters and bomber aircraft. Industrial Hydraulics controls principally consist of servovalves used in various applications including plastic injection and blow molding, steam and gas turbines, steel rolling mills and fatigue testing machines. The Industrial Electrics product line includes motion simulators, controls for gun and turret positioning on military ground vehicles and electric drives. In each product line, significant revenues are generated through Aftermarket sales, including spares and repairs.

The Company considers strategic acquisitions to enhance market share or improve engineering and manufacturing capability. On October 26, 1996, the Company acquired the assets of and assumed certain liabilities related to the industrial hydraulic servocontrols business (the U.S. Industrial Hydraulics Business) of International Motion Control Inc., an unrelated third party, for $48.6 million. The U.S. Industrial Hydraulics Business, which operated under the name Moog Controls Inc., was spun off by the Company in February 1988. The acquisition was principally financed with proceeds from the Company's U.S. Revolving Credit and Term Loan Facility (the Bank Credit Facility).

Sales

Aerospace and Industrial Controls sales were 64% and 36% of 1997 sales, respectively. In Aerospace Controls, the Company's sales are dependent on commercial aircraft demand, procurement and spending levels on various military programs and the demand for satellites serving the telecommunications and direct broadcasting industries. In Industrial Controls, the Company is subject to changes in capital goods spending cycles in regional markets. The Company's sales in each product category are subject to different short and long-term cycles; however, the impact of cyclicality in sales is mitigated by the diversity of the product lines and the Company's broad global distribution capabilities.

Sales of Aerospace Controls are typically pursuant to long-term contracts for which the Company uses the percentage of completion (cost-to-cost) method of accounting. Under this method, revenues are recognized as costs are incurred. Estimates of the cost to complete the contracts are performed on a regular basis. On contracts for which the estimated factory cost is higher than the contract's value, a charge to earnings is made, and a loss reserve created. The Company believes that adequate reserves have been established.

International Controls sales were approximately 29% of consolidated 1997 sales. Results of operations can be affected in U.S. dollar terms by the fluctuation in foreign exchange rates. Exposure to currency movements can be mitigated by the number of countries in which the Company operates. Although the Company does not hedge the operating results of its international operations, it selectively hedges certain balance sheet exposures.

Spare parts and repairs are aggressively marketed directly to the Company's Aerospace and Industrial Controls customers. Sales of spare parts and repairs are generally more profitable and less volatile than OEM sales. Aftermarket sales were approximately 19% of 1997 and 1996 sales.

Over the past five years, government sales, as a percentage of total sales, has declined as the Company has increased its focus on the development and acquisition of Commercial Aircraft and Industrial Controls product lines. In 1993, government sales were 57% of consolidated net sales compared to 39% in 1997. The mix of commercial and government sales is not expected to materially shift in the near future.

Cost of Sales

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

Selling, General and Administrative Expenses

The Company's selling, general and administrative expenses are generally higher in Industrial Controls compared to Aerospace Controls. Typically, Industrial Controls has higher gross profit margins, while requiring higher sales and support efforts. Accordingly, shifts in the sales mix to or from Industrial Controls will generally affect total selling, general and administrative expenses as a percentage of sales. For Aerospace Controls, selling, general and administrative expenses are also affected by the extent of bid and proposal work on long-term programs.

Research and Development

Research and development expenses can vary depending on whether the engineering staff is engaged in customer-funded design and development activities or Company-funded design and development activities. Annual Company-funded research and development expenses have averaged $17.1 million over the past five years. Sales related to customer-funded design and development have averaged $23.3 million, or 6.3% of sales, from 1993 to 1997. The decline in customer-funded design and development costs in 1997 reflects the transition of certain long-term military programs from the development phase to production.

Income Taxes

The Company's effective tax rate reflects differing tax rates of the various countries in which it conducts its business.
Variations in where the Company earns income can have an impact on the effective tax rate.

Fiscal Year

Effective in fiscal 1997, the Company changed its fiscal year-end from September 30 to the last Saturday in September (September
27, 1997 for fiscal 1997). The impact on 1997 results of operations was not material.

                            MOOG Inc.
                      Results of Operations
_________________________________________________________________
                       Fiscal Years Ended
_________________________________________________________________
                     September 27,  September 30,  September 30,
(dollars in thousands)        1997           1996           1995
_________________________________________________________________
DOMESTIC CONTROLS
Net sales
 Aerospace           $     265,835  $     249,594  $     232,525
 Industrial                 59,031         26,981         21,401
                     _____________  _____________  _____________
                           324,866        276,575        253,926
Intersegment sales          13,792         11,912         10,446
                     _____________  _____________  _____________
     Total sales     $     338,658  $     288,487  $     264,372
                     =============  =============  =============
Operating profit     $      43,288  $      32,744  $      25,242

Backlog                    236,409        205,516        195,908

INTERNATIONAL CONTROLS

Net sales
 Aerospace           $      25,978  $      19,382  $      19,086
 Industrial                105,085        111,280        101,272
                     _____________  _____________  _____________
                           131,063        130,662        120,358
Intersegment sales           7,887         14,983          4,728
                     _____________  _____________  _____________
     Total sales     $     138,950  $     145,645  $     125,086
                     =============  =============  =============
Operating profit     $       7,977  $      11,796  $       8,464

Backlog                     43,955         37,794         42,033

CONSOLIDATED

Net sales
 Aerospace           $     291,813  $     268,976  $     251,611
 Industrial                164,116        138,261        122,673
                     _____________  _____________  _____________
                     $     455,929  $     407,237  $     374,284
                     =============  =============  =============
Operating profit     $      51,369  $      43,339  $      33,487

Net earnings                13,606         10,709          7,761

Backlog                    280,364        243,310        237,941

_________________________________________________________________

1997 Compared with 1996

Consolidated

Net sales for 1997 were $455.9 million compared with $407.2 million in 1996. The sales improvement is due to increases of $25.9 million in Industrial Controls and $22.8 million in Aerospace Controls. The increase in Industrial Controls resulted primarily from the acquisition of the U.S. Industrial Hydraulics Business, which added approximately $28 million in revenues during 1997, and to a lesser extent, increased demand for entertainment simulators. Industrial Controls sales increases in Europe and the Asian-Pacific were more than offset by exchange rate fluctuations, particularly in Germany and Japan. The effect on Industrial Controls sales of the decline in the value of the applicable foreign currencies relative to the U.S. dollar was approximately 8% in 1997 compared to 1996, or approximately $9 million. The sales improvement in Aerospace Controls resulted primarily from increased volume in the Commercial Aircraft product line and, to a lesser extent, the Satellites and Launch Vehicles product line, tempered by expected declines in Military Aircraft.

Cost of sales for 1997 was 69.2% of net sales, which is comparable to 1996. Increased volume and product mix in Aerospace Controls had a favorable effect of approximately $3 million on consolidated cost of sales. The improved Aerospace Controls gross margin was offset by unfavorable product mix and adverse changes in foreign currencies in Industrial Controls, in particular Germany, and, to a lesser extent, costs incurred to improve the longer-term margins of Industrial Electrics.

Selling, general and administrative expenses were $81.4 million, or 17.9% of net sales, in 1997, compared to $75.7 million, or 18.6% of net sales, in 1996. The decrease as a percentage of sales is principally due to growth in sales.

Interest expense increased by $4.6 million to $22.7 million in 1997, as compared to 1996, due primarily to additional indebtedness incurred for the October 1996 acquisition of the U.S. Industrial Hydraulics Business.

The 1997 tax rate of 30.5% primarily reflects benefits resulting from the distribution of earnings from the German subsidiary and tax incentives associated with U.S. export sales.

Other income decreased by $.8 million to $1.6 million in 1997 as 1996 included $.5 million of license fees received on a foreign military program.

Other expense in 1997 includes $.4 million of the Company's share of costs associated with the start-up phase of a joint venture that manufactures and markets manifolds for OEM machinery, as well as losses associated with disposals of assets.

Results in 1996 include a $.5 million extraordinary loss, net of income tax benefit, on the early repayment of debt.

As a result of the previously mentioned factors, net earnings for 1997 increased to $13.6 million, or $1.88 per share, compared with $10.7 million, or $1.40 per share in 1996.

Domestic Controls

Domestic Controls net sales increased by 17.5% to $324.9 million in 1997 compared to $276.5 million in 1996. Sales of Industrial Controls increased by $32.1 million primarily due to the October
1996 acquisition of the U.S. Industrial Hydraulics Business.   In
addition, increased sales of entertainment motion simulators of approximately $6 million contributed to the higher sales of Industrial Controls. Sales of Aerospace Controls increased by $16.2 million in 1997 due to growing Commercial Aircraft and Satellites and Launch Vehicles demand. Sales of flight controls for Commercial Aircraft to Boeing increased approximately 47% from a year ago. The demand for cellular phones, pagers and direct-to-home television has resulted in increased sales of controls for communication-related Satellites and Launch Vehicles. These increases were in part offset by expected sales declines of approximately $12 million in the Military Aircraft product line as certain programs, particularly the F/A-18 Super Hornet and V-22 Osprey, were transitioning from the development phase to low rate initial production.

Operating profit for the Domestic Controls segment was up 32.2% to $43.3 million for 1997, or 12.8% of segment sales. This compares with $32.7 million, or 11.4% of segment sales a year ago. Approximately half of the increase was attributable to higher Aerospace Controls sales, in addition to a more favorable product mix in Commercial and Military Aircraft controls. Industrial Controls accounted for the remainder of the Domestic Controls operating profit increase primarily due to the acquisition of the U.S. Industrial Hydraulics Business.

Backlog for the Domestic Controls segment was $236.4 million at September 27, 1997 compared with $205.5 million at September 30, 1996. The increase from a year ago is due to low rate initial production orders received on the F/A-18 Super Hornet, V-22 Osprey and Standard Missile 2 programs, growth in orders for entertainment simulators and the acquisition of the U.S. Industrial Hydraulics Business. Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months.

International Controls

International Controls net sales for 1997 of $131.1 million were flat as compared to 1996 net sales of $130.7 million despite lower average currency values. Excluding the changes in currency values, 1997 sales increased approximately 8%. Sales of Aerospace Controls, excluding the foreign exchange impact, increased approximately $7 million in 1997 particularly on the strength of Military Aircraft controls in the United Kingdom and, to a lesser extent, missile controls in Italy. Sales of Industrial Controls increased approximately $4 million in 1997, excluding the foreign exchange impact, primarily due to improved sales in the Company's Industrial Electrics product line. Sales of Industrial Hydraulics controls marginally declined in Europe and were offset by sales gains in Japan.

Operating profit for the International Controls segment decreased 32.4% to $8.0 million, or 5.7% of segment sales, compared to $11.8 million, or 8.1% of segment sales, in 1996, primarily related to Industrial Controls. Margins in Europe were affected by the movement of certain currencies in countries where the Company's products are manufactured relative to currencies in countries where the products are sold. Margins in the Industrial Electrics product line were affected by approximately $1.5 million of costs incurred throughout the year to better position plastic systems controls for the long-term. The remainder of the decline was attributable to a shift in Industrial Controls product lines to lower margin electric controls, along with a shift within the Industrial Hydraulics product line away from higher margin mechanical feedback valves.

Backlog at September 27, 1997 for the International Controls segment was $44.0 million compared to $37.8 million at September 30, 1996. The increase was attributable to growth in orders for electric drives for military ground vehicles in Germany and Industrial Hydraulics in Japan, partially offset by approximately $4 million attributable to weaker currencies.

1996 Compared with 1995

Consolidated

Net sales for 1996 were $407.2 million versus $374.3 million in 1995. The increase was due to an increase of $17.4 million in sales of controls for Aerospace applications and an increase of $15.6 million in Industrial Controls. The increased Aerospace Controls sales were attributable to increased volume in controls for Commercial and Military Aircraft and Satellites and Launch Vehicles, while Industrial Controls increased as a result of improved sales of Industrial Hydraulics controls throughout Europe.

Cost of sales for 1996 was 69.2% of net sales compared to 70.8% of net sales in 1995. Approximately half of the decrease as a percentage of sales was due to transition costs incurred in 1995 related to the acquisition of certain actuation product lines of AlliedSignal Inc. in June 1994 and the remainder was due to increased sales in the higher margin Industrial Hydraulics and Satellites and Launch Vehicles product lines.

Research and development expenses increased to $17.3 million in 1996 from $15.8 million in 1995 due to the development of advanced actuation technology and active vibration development efforts in the U.S. related to Commercial and Military Aircraft controls.

Selling, general and administrative expenses in 1996 were $75.7 million, or 18.6% of net sales, compared to $68.5 million, or 18.3% of net sales, in 1995. Approximately half of the increase as a percentage of sales resulted from compensation costs associated with stock appreciation rights, with the remainder due to temporarily high legal expenses and amortization of debt issuance costs.

Interest expense was $18.1 million for 1996, compared with $17.5 million for 1995. A recapitalization initiated by the Company in May 1996 enhanced the Company's long-term capital base and provided additional senior debt capacity to fund growth, while increasing the Company's average interest rate. Although the recapitalization resulted in higher interest expense for the third and fourth quarters of 1996, interest expense declined to 4.5% of sales in 1996 from 4.7% in 1995.

The effective tax rate for 1996 was 30.1%. The effective tax rate was affected by the utilization of net operating loss carryforwards at the German subsidiary. In 1996, the Company continued to reduce its valuation allowance for deferred tax assets principally related to the improving financial position of its German subsidiary.

Results in 1996 include a $.5 million extraordinary loss, net of income tax benefit, on the early repayment of debt.

As a result of the factors mentioned above, net earnings for 1996 increased to $10.7 million, or $1.40 per share, compared with $7.8 million, or $1.00 per share, in 1995.

Domestic Controls

Domestic Controls net sales in 1996 were $276.5 million, up 8.9% above net sales of $253.9 million in 1995. Sales of Aerospace
Controls accounted for most of the increase.

Operating profit for the Domestic Controls segment was $32.7 million for 1996, or 11.4% of segment sales. This compares to $25.2 million, or 9.5% of segment sales, in 1995. Aerospace Controls accounted for substantially all of the increase as a result of increased sales, along with the absence in 1996 of transition costs associated with the acquisition of certain actuation product lines from AlliedSignal Inc. in 1994.

International Controls

International Controls net sales in 1996 were $130.7 million versus $120.4 million in 1995. International Controls net sales growth relates principally to increased volumes due to stronger demand for Industrial Hydraulics throughout Europe and, to a lesser degree, the December 1995 acquisition of the industrial servovalve product line of Ultra Hydraulics Limited. The movement of certain foreign currencies relative to the U.S. dollar in 1996 versus 1995 did not have a significant impact on sales.

International Controls operating profit was $11.8 million for 1996, or 8.1% of segment sales, compared to $8.5 million, or 6.8% of segment sales in 1995. The increase is a result of higher segment sales due to improved European capital goods market conditions.

Financial Condition and Liquidity

Cash provided by operating activities was $32.0 million in 1997 compared to $15.2 million in 1996 and 1995. The increase in 1997 resulted from lower working capital requirements, and to a lesser extent, improved earnings as adjusted for non-cash expenses and charges.

Long-term senior debt increased by $24.2 million to $101.6 million at September 27, 1997 from September 30, 1996 primarily due to the acquisition of the U.S. Industrial Hydraulics Business, which was principally financed with proceeds from the Bank Credit Facility, offset by cash provided by operations. The percentage of long-term debt to capitalization at September 27, 1997 was 66.0% compared to 65.3% at September 30, 1996.

At September 27, 1997, the Company had $87.7 million of unused borrowing capacity available under short and long-term lines of credit, including $68.0 million from the Bank Credit Facility. During 1997, the Company obtained a $15 million credit facility for its international subsidiaries. Approximately $5.7 million was available on this facility at September 27, 1997.

Working capital at September 27, 1997 was $187.5 million compared to $188.0 million at September 30, 1996. The current ratio was
2.75 at September 27, 1997, compared to 2.89 at September 30,
1996.

Current assets increased by $7.1 million to $294.7 million at September 27, 1997. The increase was due to the acquisition of the U.S. Industrial Hydraulics Business which added approximately $12 million of current assets, primarily receivables and inventories. In addition, receivables and inventories increased in the International Controls segment as a result of increased business. These increases were partially offset by foreign currency fluctuations which resulted in a decrease in current assets of approximately $8 million.

Current liabilities increased by $7.6 million to $107.2 million at September 27, 1997. The increase was due to greater working capital demands related to higher sales and approximately $4 million from the acquisition of the U.S. Industrial Hydraulics Business. These increases were partially offset by changes in foreign currency translation values resulting in a reduction in current liabilities of approximately $3 million.

Net property, plant and equipment increased $.7 million to $132.1 million at September 27, 1997. Capital expenditures for 1997 were $13.7 million compared with depreciation and amortization of $21.3 million. Capital expenditures in 1996 were $10.9 million compared with depreciation and amortization of $19.6 million.

The acquisition of the U.S. Industrial Hydraulics Business added approximately $7 million of property, plant and equipment, while unfavorable movements in foreign currency translation values resulted in a decrease of approximately $2 million. During 1997, the Company entered into operating leases for equipment which otherwise would have had a purchase cost of $6.9 million. Capital expenditures for 1998 are expected to be below depreciation and amortization levels. Capital expenditures in 1998 are expected to include the cost of approximately 124,500 square feet of facilities expansion for the Domestic Aerospace Controls operations and a low cost manufacturing operation in the Philippines.

Goodwill increased by $33.6 million to $49.6 million at September 27, 1997, primarily as a result of the October 1996 acquisition of the U.S. Industrial Hydraulics Business, offset by current year amortization of $2.9 million. The goodwill resulting from this acquisition is being amortized over 30 years.

Recently Issued Accounting Pronouncements

Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and SFAS No. 123 "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue measuring its compensation expense using the principles of Accounting Principles Board Opinion No. 25. The adoption of these standards had no effect on the Company's consolidated financial position or results of operations.

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share" which will be adopted by the Company during the first quarter of 1998. At that time, the Company will change the method currently used to compute earnings per share (EPS) and restate all prior periods, as required. Under the new requirements for calculating basic EPS, the dilutive effect of stock options will be excluded. When adopted, basic EPS required under SFAS No. 128 will be reported for 1997, 1996 and 1995 as $1.95, $1.44 and $1.00, respectively, and diluted EPS will be $1.88, $1.40 and $1.00, respectively.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The standard must be adopted by fiscal 1999. SFAS No. 130 does not change any accounting measurements, but requires presentation of comprehensive income and a reconciliation thereof to net income. The principal differences between comprehensive and net income are certain adjustments made directly to shareholders' equity, such as foreign currency translation adjustments.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The standard must be adopted by fiscal 1999. The Company is currently evaluating the disclosures required under this new standard.

Other

Foreign exchange instruments are used to hedge the Company's equity in, and long-term advances to, various international subsidiaries. In addition, the Company periodically utilizes foreign currency forward contracts to hedge known foreign currency cash flows. Interest rate swaps are used to manage exposure to increases in interest rates on a floating-rate credit facility. The Company does not hold or issue financial instruments for trading purposes.

At September 27, 1997, the Company believes that adequate reserves have been established for all currently pending environmental issues, and does not expect environmental matters and the utilization of existing reserves, if any, to have a material effect on the financial condition and liquidity or results of operations of the Company.

Sales to Boeing represented approximately 19% of the Company's 1997 net sales, and approximately 10% of the Company's sales were to Boeing for Commercial Aircraft only. Boeing recently announced plans, and the related costs, to rectify difficulties it is experiencing with commercial aircraft production inefficiencies and resulting late deliveries of its 7 series airplanes. Boeing's announced plans to rectify these matters include, among other things, the temporary shutdown of certain lines of production to allow it to concentrate on catching up on deliveries of certain of its 7 series aircraft. As Moog is current on all of its scheduled deliveries to Boeing, the Company does not foresee that any temporary shutdown will have any materially adverse impact on its results of operations at this time or in the near future. However, there can be no assurance that, at some future date, Boeing will not modify its existing orders with the Company in order to allow other vendors to catch up on deliveries.

Recent months have seen an unusually rapid devaluation of certain Asian-Pacific currencies including those in countries where the Company has operations. Similarly, certain financial markets have experienced valuation adjustments. The Company's sales in the Asian-Pacific, excluding Japan, were $9.0 million in 1997, or 2.0% of consolidated sales. Including Japan, sales were $31.5 million or 6.9% of sales. At this time, the Company is unaware of any major shifts in incoming orders that would produce materially adverse effects on the Company's results of operations in the near term.

The Company is currently evaluating the potential impact of the computer systems and software products situation commonly referred to as the "Year 2000 Issue." The Year 2000 Issue, which affects most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information relating to the year 2000 and beyond. The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in manufacturing, product development, financial business systems and various administrative functions. To the extent the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification, or even possibly replacement of such applications may be necessary. The Company is currently in the process of completing the identification of applications that may require modification or replacement. The Company does not currently anticipate that it will incur material expenditures to complete any such modification or replacement as the Company believes that a majority of its systems are Year 2000 compliant, although there can be no assurance in this regard. The Company's issues relate not only to its own systems being Year 2000 compliant, but also those systems of its suppliers and customers. A failure of suppliers or customers to address the Year 2000 Issue could have a material adverse effect on the Company.

Outlook

The Company believes its Aerospace Controls product lines are well positioned. The Commercial Airplane market upswing, the demand for Satellites and Launch Vehicles, and Military Aircraft modernization programs are expected to provide revenue growth. The Industrial Hydraulics product line was significantly enhanced with the acquisition of the U.S. Industrial Hydraulics Business in October 1996. Further synergies are expected in 1998 as the integration with the European and the Asian-Pacific subsidiaries continues. Sales growth in Industrial Electrics is anticipated principally due to military ground vehicle controls and entertainment simulators.

ITEM 8.   Financial Statements and Supplementary Data.
_________________________________________________________________
                            MOOG INC.
               Consolidated Statements of Earnings
_________________________________________________________________
                               Fiscal Years Ended
                       __________________________________________
(dollars in thousands  September 27,  September 30, September 30,
except per share data)          1997           1996          1995
_________________________________________________________________

NET SALES              $   455,929    $    407,237  $    374,284
OTHER INCOME                 1,565           2,380         2,166
                       ___________    ____________  ____________
                           457,494         409,617       376,450
COSTS AND EXPENSES
 Cost of sales             315,380         281,710       265,033
 Research and development   17,798          17,303        15,783
 Selling, general and
  administrative            81,413          75,707        68,457
 Interest                   22,675          18,124        17,492
 Other expenses                649             723           895
                       ___________    ____________  ____________
                           437,915         393,567       367,660
                       ___________    ____________  ____________
EARNINGS BEFORE INCOME
TAXES AND EXTRAORDINARY
ITEM                        19,579          16,050         8,790

INCOME TAXES (note 7)        5,973           4,831         1,029
                       ___________    ____________  ____________
EARNINGS BEFORE
EXTRAORDINARY ITEM          13,606          11,219         7,761

EXTRAORDINARY ITEM, LOSS
FROM EARLY EXTINGUISHMENT
OF DEBT, NET OF INCOME
TAX BENEFIT OF $300
(note 6)                        --           (510)            --
                       ___________    ____________  ____________
NET EARNINGS           $    13,606    $     10,709  $      7,761
                       ===========    ============  ============
NET EARNINGS PER COMMON
AND COMMON EQUIVALENT
SHARE:
 Before extraordinary
  item                 $      1.88    $       1.47  $       1.00

 Extraordinary item             --            (.07)           --
                       ___________    ____________  ____________
 Net earnings          $      1.88    $       1.40  $       1.00
                       ===========    ============  ============
AVERAGE COMMON AND
COMMON EQUIVALENT
SHARES OUTSTANDING       7,224,612       7,639,312     7,721,927
_________________________________________________________________

See accompanying Notes to Consolidated Financial Statements.

                            MOOG INC.
                   Consolidated Balance Sheets
_________________________________________________________________

                                   As of          As of
                              September 27,  September 30,
(dollars in thousands)             1997           1996
________________________________________________________________

ASSETS
 CURRENT ASSETS
  Cash and cash equivalents   $      6,800   $       9,639
  Receivables (note 3)             160,054         155,972
  Inventories (note 4)             103,866          99,318
  Deferred income taxes
   (note 7)                         18,935          19,708
  Prepaid expenses and other
   current assets                    5,052           2,939
                              ____________   _____________
     TOTAL CURRENT ASSETS          294,707         287,576

  PROPERTY, PLANT AND EQUIPMENT
   (notes 5 and 6)                 132,109         131,371
  GOODWILL, net of accumulated
   amortization of $7,528 in
   1997, and $4,676 in 1996         49,626          16,024

  OTHER ASSETS                      14,121          14,587
                              ____________   _____________
  TOTAL ASSETS                $    490,563   $     449,558
                              ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Notes payable (note 6)      $      1,323   $       3,420
  Current installments of
   long-term debt (note 6)          15,345          10,491
  Accounts payable                  23,860          21,597
  Accrued salaries, wages and
   commissions                      28,747          24,504
  Contract loss reserves             8,170          10,966
  Accrued interest                   7,253           6,160
  Federal, state and foreign
   income taxes                      5,419           4,728
  Other accrued liabilities         10,439           9,480
  Customer advances                  6,630           8,259
                              ____________   _____________
     TOTAL CURRENT
     LIABILITIES                   107,186          99,605

  LONG-TERM DEBT, excluding
   current installments (note 6)
   Senior debt                     101,577          77,351
   Senior subordinated notes       120,000         120,000



  OTHER LONG-TERM LIABILITIES
   (notes 7 and 8)                  47,609          47,859
                              ____________   _____________
     TOTAL LIABILITIES             376,372         344,815
                              ____________   _____________

  COMMITMENTS AND CONTINGENCIES
   (note 12)

SHAREHOLDERS' EQUITY (see page
 30 and notes 8 and 9)
  9% Series B Cumulative, Convertible,
   Exchangeable Preferred stock -
   Par Value $1.00
   Authorized 200,000 shares.
   Issued 100,000 shares.              100             100
  Common Stock - Par Value $1.00
   Class A - Authorized 30,000,000
   shares. Issued 6,635,936 shares
   in 1997 and 6,629,245 shares
   in 1996.                          6,636           6,629
   Class B - Authorized 10,000,000
   shares. Convertible to Class A on
   a one for one basis.  Issued
   2,498,187 shares in 1997 and
   2,504,878 shares in 1996.         2,498           2,505
  Additional paid-in capital        47,519          47,611
  Retained earnings                 88,422          74,825
  Treasury shares                  (30,967)        (31,803)
  Equity adjustments                   977           5,377
  Loan to Savings and Stock
   Ownership Plan                     (994)           (501)
                              ____________   _____________
     TOTAL SHAREHOLDERS'
     EQUITY                        114,191         104,743
                              ____________   _____________
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY          $    490,563   $     449,558
_________________________________________________________________

See accompanying Notes to Consolidated Financial Statements.
















                                         MOOG INC.
                           Consolidated Statements of Cash Flows
                                                         Fiscal Years Ended
                                       ___________________________________________________
                                       September 27,       September 30,     September 30,
(dollars in thousands)                          1997                1996              1995
__________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                          $  13,606          $   10,709        $   7,761
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization          21,267              19,632           19,675
    Provisions for losses                   9,763               6,444            3,761
    Deferred income taxes                  (2,094)               (584)           1,565
    Extraordinary item, loss from
     early extinguishment of debt,
     pre-tax                                   --                 810               --
     Other                                    755                 485              (84)
    Change in assets and liabilities
     providing (using) cash:
      Receivables                         (10,084)            (13,465)          (7,876)
      Inventories                          (4,479)            (17,662)          (8,627)
      Other assets                         (1,652)             (1,486)             952
      Accounts payable and
       accrued liabilities                  2,745               5,604           (3,189)
      Other liabilities                     3,810               6,354            1,381
      Customer advances                    (1,607)             (1,665)            (144)
                                       ___________         ___________       __________

    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                            32,030              15,176           15,175
                                       ___________         ___________       __________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and investments,
   including 1995 purchase price
   settlement (note 2)                    (49,180)             (6,752)           9,200
  Purchase of property, plant
   and equipment                          (12,982)            (10,288)          (9,974)

  Proceeds from sale of assets                393                 202              362
  Payments received, net of advances,
   on loan to Savings and Stock
   Ownership Plan                            (493)                248              349
                                       ___________         ___________       __________

    NET CASH USED IN INVESTING
     ACTIVITIES                           (62,262)            (16,590)             (63)
                                       ___________         ___________       __________

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of notes payable          (1,913)             (3,357)          (2,738)
  Proceeds from revolving lines
   of credit                               97,000              92,272               --
  Payments on revolving lines of credit   (71,000)           (149,657)          (1,000)
  Proceeds from issuance of
   long-term debt                          18,684             125,213            7,610
  Payments on long-term debt              (14,825)            (46,181)         (18,884)
  Purchase of outstanding shares
   for treasury                              (428)            (14,605)              --
  Proceeds from sale of treasury stock      1,123                 545               60
  Other                                      (836)               (435)              (9)
                                       ___________         ___________       __________

    NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES                  27,805               3,795          (14,961)
                                       ___________         ___________       __________

Effect of exchange rate changes on
 cash and cash equivalents                   (412)               (318)            (136)

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      (2,839)              2,063               15
Cash and cash equivalents at
 beginning of year                          9,639               7,576            7,561
                                       ___________         ___________       __________
Cash and cash equivalents
 at end of year                        $    6,800          $    9,639        $   7,576
                                       ===========         ===========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                           $   20,452          $   12,856        $  17,598
    Income taxes, net of refunds            5,646               2,739           (3,189)

  Non-cash investing and financing
   activities:
     Adjustment required to adjust
      minimum pension liability (note 8)      676              (2,019)           1,083
     Leases capitalized, net of leases
      terminated                              731                 597              260
__________________________________________________________________________________________


See accompanying Notes to Consolidated Financial Statements



                                         MOOG INC.
                      Consolidated Statements of Shareholders' Equity
                                                         Fiscal Years Ended
                                       ___________________________________________________
(dollars in thousands                  September 27,       September 30,     September 30,
except per share data)                          1997                1996              1995
__________________________________________________________________________________________
PREFERRED STOCK                        $    100            $     100         $    100
                                       _____________       _____________     _____________
COMMON STOCK                              9,134                9,134            9,134
                                       _____________       _____________     _____________
ADDITIONAL PAID-IN CAPITAL
  Beginning of year                      47,611               47,709           47,737
  Issuance of treasury shares
   at less than cost                       (141)                 (98)             (28)
  Tax benefits related to
   stock option plan                         49                   --               --
                                       _____________       _____________     _____________
  End of year                            47,519               47,611           47,709
                                       _____________       _____________     _____________
RETAINED EARNINGS
  Beginning of year                      74,825               64,125           56,373
  Net earnings                           13,606               10,709            7,761
  Preferred dividends ($.09 per share
   in 1997, 1996 and 1995)                   (9)                  (9)              (9)
                                       _____________       _____________     _____________
  End of year                            88,422               74,825           64,125
                                       _____________       _____________     _____________
TREASURY SHARES, AT COST*
  Beginning of year                     (31,803)             (17,841)         (17,929)
  Shares issued related to
   options (1997 - 50,150
    Class A shares and 44,912
    Class B shares; 1996 - 46,800
    Class A shares and 500 Class B
    shares; 1995 - 6,000 Class A
    shares and 1,000 Class B
    shares)                               1,264                  568               87

  Shares acquired through
    purchase (1997 - 17,321 Class A

    shares and 410 Class B shares;
    1996 - 721,086 Class A shares,
    80,000 Class B shares and
    5,117 Series B Preferred shares)       (428)             (14,605)              --
  Shares issued related to conversion
    of convertible subordinated
    debentures (1996 - 6,204 Class A
    shares; 1995 - 87 Class A shares)        --                   75                1
                                       _____________       _____________     _____________
  End of year                           (30,967)             (31,803)         (17,841)
                                       _____________       _____________     _____________
EQUITY ADJUSTMENTS**
  Beginning of year                       5,377                6,158            7,867
  Adjustment from foreign currency
   translation                           (4,400)              (2,110)            (478)
  Adjustment from change in pension
   liability                                 --                1,329           (1,231)
                                       _____________       _____________     _____________
  End of year                               977                5,377            6,158
                                       _____________       _____________     _____________
LOAN TO SAVINGS AND STOCK OWNERSHIP
 PLAN (SSOP)
  Beginning of year                        (501)                (749)          (1,098)
  Payments received on loan, net of
   advances, to SSOP                       (493)                 248              349
                                       _____________       _____________     _____________
  End of year                              (994)                (501)            (749)
                                       _____________       _____________     _____________
TOTAL SHAREHOLDERS' EQUITY             $114,191            $ 104,743         $108,636
__________________________________________________________________________________________
*    Class A Common Stock in treasury: 1,186,221 shares as of September 27, 1997;
     1,219,050 shares as of September 30, 1996; 550,968 shares as of September 30, 1995.
     Class B Common Stock in treasury: 892,101 shares as of September 27, 1997; 936,603 shares as of September 30, 1996; 857,103 shares as of September 30, 1995.  Preferred
     Stock in treasury: 5,117 shares as of September 27, 1997 and September 30, 1996.
**   End of year balance includes cumulative foreign currency translation, net of applicable deferred taxes, of 1997 - $977; 1996 -  $5,377; 1995 - $7,487; and
     cumulative minimum pension liability adjustments of 1997 and 1996 - ($0); 1995 -
     ($1,329). Included in adjustment from foreign currency translation are net deferred
     (gains) losses of $89 in 1997, $(246) in 1996, and $1,138 in 1995 related to hedging net investments in, and long-term advances to various international subsidiaries.

See accompanying Notes to Consolidated Financial Statements.

           Notes To Consolidated Financial Statements
          (dollars in thousands except per share data)


Note 1 - Summary of Significant Accounting Policies

Consolidation: The consolidated financial statements include the accounts of Moog Inc. and all of its U.S. and International subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year: Effective in fiscal 1997, the Company changed its fiscal year-end to the last Saturday in September (September 27, 1997 for fiscal 1997). The impact on the current year results of operations was not material.

Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Cash and cash equivalents are carried at amounts which approximate fair value. The Company places its temporary investments in highly rated financial institutions.

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

Inventories: Inventories are stated at the lower of cost or market with cost determined primarily on the first-in, first-out
(FIFO) method of valuation. Consistent with industry practice, aerospace related inventories include amounts relating to contracts having long production and procurement cycles, portions of which are not expected to be realized within one year.

Foreign Currency Translation: Foreign subsidiaries' assets and liabilities are translated using rates of exchange as of the balance sheet date and the statements of earnings are translated at the average rates of exchange for the year.

Depreciation and Amortization: Plant and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets considered capital leases are amortized on a straight-line basis over the term of the lease or the estimated useful life of the asset, whichever is shorter.

Intangibles associated with acquisitions are amortized on a straight-line basis over periods not to exceed 30 years. The Company monitors its intangibles for evidence of impairment. In the event that such evidence exists, the Company uses forecasted discounted cash flow analysis to determine the amount of impairment, if any.

Long-Lived Assets: Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of this standard had no effect on the Company's consolidated financial position or results of operations in fiscal 1997.

Financial Instruments: The Company uses derivative financial instruments for the purpose of hedging currency and interest rate exposures which exist as part of its ongoing business operations. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Deferred gains or losses related to any instrument designated but ultimately ineffective as a hedge of existing assets, liabilities, or firm commitments are recognized immediately in the statement of earnings. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counter-parties to the instruments. The Company, however, does not expect nonperformance by the counter-parties.

The Company uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments, and intercompany loans. Foreign currency contracts are marked-to-market with net amounts due to or from counter-parties recorded in accounts receivable or payable. For contracts hedging firm commitments, marked-to-market gains or losses are deferred and recognized as an adjustment to the basis of the transaction. For all other contracts, marked-to-market gains or losses are recognized currently, generally offsetting gains or losses from underlying hedged transactions. Foreign currency forward contracts outstanding at fair value on September 27, 1997 and September 30, 1996 were $2,086 and $1,717, respectively. The Company also uses forward contracts to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries. At September 27, 1997 and September 30, 1996, the Company had $0 and $4,484, respectively, of such instruments outstanding at fair value. These contracts are marked-to-market with gains or losses recorded in the cumulative translation adjustment component of shareholders' equity.

The Company uses interest rate swaps to reduce interest rate volatility with certain debt issues. The interest differential to be paid or received on the swap is recognized in the statement of earnings, as incurred, as a component of interest expense.

The cash flows related to derivative financial instruments are classified in the statement of cash flows in a manner consistent with those of the transactions being hedged.

Use of Estimates: Management has necessarily made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2 - Acquisitions

On October 26, 1996, the Company acquired the assets of, and assumed certain liabilities related to, the industrial hydraulic servocontrols business (the U.S. Industrial Hydraulics Business) of International Motion Control Inc., an unrelated third party. The purchase price was $48,600. The U.S. Industrial Hydraulics Business, which operated under the name Moog Controls Inc., was spun off by the Company in February 1988. The acquisition was principally financed with proceeds from the Company's U.S. Revolving Credit and Term Loan Facility (the Bank Credit Facility) and resulted in intangible assets of approximately $36,500, the majority of which are being amortized over 30 years.

The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company and the U.S. Industrial Hydraulics Business for the year ended September 30, 1996 as if the acquisition took place on October 1, 1995. The proforma consolidated results include the impact of certain adjustments, including amortization of intangibles and increased interest expense on acquisition debt, and related income tax effects.
_________________________________________________________________
(Unaudited)                                         1996
_________________________________________________________________

Net Sales                                         $437,099
Earnings before extraordinary item                  11,739
Net earnings                                        11,229
Net earnings per share                               $1.47
_________________________________________________________________

The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results.

On May 7, 1997, the Company purchased the assets and servovalve distributor and repair business of Dowty-France for $580. On
May 24, 1996, the Company acquired the propellant valve product line of Parker Hannifin Corporation for $890. On December 15, 1995, the Company purchased for $5,012 net of cash acquired, the industrial servovalve product line of Ultra Hydraulics Limited located in the United Kingdom.

All of the Company's acquisitions are accounted for under the purchase method, and accordingly, the operating results for the acquired companies are included in the Consolidated Statements of Earnings from the date of acquisition.

On May 13, 1996, a joint venture called Moog Hydrolux LLC, in which the company has a 50% interest, was formed. The Company accounts for this investment on the equity method.

Note 3 - Receivables

Receivables consist of:
_________________________________________________________________
                         September 27, 1997  September 30, 1996
_________________________________________________________________

Long-term contracts:

  Amounts billed                  $  42,028           $  37,068
  Unbilled recoverable costs and
   profits                           66,472              71,101
  Claims on terminated contracts        558               1,518
                                   ________            ________
  Total long-term contract
   receivables                      109,058             109,687
Trade                                50,998              45,710
Refundable income taxes                 250                 183
Other                                 1,342               1,724
                                   ________            ________
Total receivables                   161,648             157,304
Less allowance for doubtful
 accounts                            (1,594)             (1,332)
_________________________________________________________________
Receivables                       $ 160,054           $ 155,972
_________________________________________________________________

The long-term contract amounts are primarily associated with U.S. Government prime- and sub-contractors and major commercial aircraft manufacturers. Substantially all unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.

Concentrations of credit risk with respect to trade receivables are mitigated due to the significant amount of business with large commercial aerospace companies or U.S. Government prime- and sub-contractors and to the number of customers and their dispersion over a large geographic region.


Note 4 - Inventories

Inventories consist of the following:
_________________________________________________________________
                         September 27, 1997  September 30, 1996
_________________________________________________________________

Raw materials and purchased
 parts                            $  28,933           $  30,609
Work in process                      64,502              55,789
Finished goods                       10,431              12,920
_________________________________________________________________
Inventories                       $ 103,866            $ 99,318
_________________________________________________________________

Note 5 - Property, Plant and Equipment

Property, plant and equipment consists of:
_________________________________________________________________
                         September 27, 1997  September 30, 1996
_________________________________________________________________

Land                              $   7,283           $   7,553
Buildings and improvements           87,727              87,945
Machinery and equipment             222,362             214,880
Property, plant and equipment,
 at cost                            317,372             310,378
Less accumulated depreciation
 and amortization                  (185,263)           (179,007)
_________________________________________________________________
Property, plant and equipment     $ 132,109           $ 131,371
_________________________________________________________________

Assets under leases that have been accounted for as capital leases and included in property, plant and equipment are summarized as follows:
_________________________________________________________________
                         September 27, 1997  September 30, 1996
_________________________________________________________________

Capital leases at cost            $   6,025           $   6,711
Less accumulated amortization        (2,114)             (2,721)
_________________________________________________________________
Net assets under capital leases   $   3,911           $   3,990
_________________________________________________________________


Note 6 - Indebtedness

Long-term debt consists of the following:
_________________________________________________________________
                         September 27, 1997  September 30, 1996
_________________________________________________________________

Bank Credit Facility
  - revolving credit              $  67,000           $  41,000
  - term loan                        24,000              30,000
International and other U.S. term
 loan agreements                     13,935              13,254
International revolving credit
 facility                             9,266                   -
Obligations under capital leases      2,721               3,588
                                   ________            ________
Senior debt                         116,922              87,842
10% senior subordinated notes       120,000             120,000
                                   ________            ________
Total long-term debt                236,922             207,842
Less current installments           (15,345)            (10,491)
_________________________________________________________________
Long-term debt                    $ 221,577           $ 197,351
_________________________________________________________________

The Bank Credit Facility consists of a $135,000 revolving credit facility and a $24,000 term loan. The revolving credit facility expires in October 2000. The term loan has four years remaining through July 2001, with quarterly principal payments of $1,500.

Interest on the Bank Credit Facility is LIBOR plus 1.75%. In order to provide for interest rate protection, the Company has entered into interest rate swap agreements for $80,000, effectively converting this amount to fixed rate debt averaging
8.1%. The swaps expire at various times during 1998.

The Bank Credit Facility contains various covenants which, among others, specify minimum interest coverage, limit senior debt to a defined capital base, limit capital expenditures and restrict payment of cash dividends on common stock. The Bank Credit Facility is secured by substantially all of the Company's U.S. assets and the common shares of all Domestic and International subsidiaries.

International and other U.S. term loan agreements of $13,935 at September 27, 1997 consist principally of financing provided by various banks to individual International subsidiaries. These term loans are being repaid through 2003, and carry interest rates ranging from .8% to 13.5%.

During fiscal 1997, the Company entered into a credit facility for its international subsidiaries. The facility allows for borrowings in different foreign currencies up to $15 million, carries an interest rate of LIBOR plus .75% and expires on October 1, 1999.

The 10% Senior Subordinated Notes (the "Notes"), have a single maturity with the aggregate principal amount due on May 1, 2006. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2001 initially at 105% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after May 1, 2003.

The Notes are unsecured, general obligations of the Company subordinated in right of payment to all existing and future senior indebtedness. The Notes indenture includes certain covenants limiting, subject to certain exceptions, the incurrence of additional indebtedness, payment of dividends, redemption of capital stock, asset sales and certain mergers and consolidations.

In May 1996, the Company prepaid in its entirety the principal balance on its 10.25% Senior Secured Note resulting in an extraordinary pre-tax charge of $810. The charge consisted of prepayment and amendment fees and the write-off of related debt issuance costs.

Maturities of long-term debt are $15,345 in 1998, $18,002 in 1999, $8,526 in 2000, $73,794 in 2001, $886 in 2002, and $120,369
thereafter.

The fair value of long-term debt was estimated based on quoted market prices and discounted cash flow analysis using current rates offered to the Company for debt with the same remaining maturities. At September 27, 1997, the estimated fair value of long-term debt was $245,471.

At September 27, 1997, the Company has pledged assets with a net book value of $288,531 as security for long-term debt.

The Company has both short-term lines of credit and long-term credit facilities with various banks throughout the world. The short-term credit lines are principally demand lines and subject to revision by the banks. These short-term lines of credit, along with $68,000 available on the Bank Credit Facility and $5,734 on the international revolving credit facility, provided credit availability of $87,709 at September 27, 1997. Commitment fees are charged on some of these arrangements based on a percentage of the unused amounts available.

At September 27, 1997, the International Controls segment had
$1,323 of notes payable to banks at an average rate of 13.7%.
During 1997, an average of $1,948 in notes payable were outstanding at an average interest rate of 11.6%. Notes payable are carried at amounts which approximate fair value.


Note 7 - Income Taxes

The reconciliation of the provision for income taxes with the amount computed by applying the U.S. federal statutory tax rate of 34% to earnings before income taxes and extraordinary item is as follows:
_________________________________________________________________
                                   1997       1996      1995
_________________________________________________________________

Earnings before income taxes and
  extraordinary item:
  Domestic                         $ 16,310   $ 10,979  $  6,042
  Foreign                             3,165      6,272     2,967
  Eliminations                          104     (1,201)     (219)
_________________________________________________________________
Total                              $ 19,579   $ 16,050  $  8,790
_________________________________________________________________

Computed expected tax expense      $  6,657   $  5,457  $  2,988
Increase (decrease) in income
  taxes resulting from:
  Foreign tax rates                     571      1,102       356
  Nontaxable export sales              (664)       (76)     (280)
  State taxes net of federal benefit    302        141       226
  Foreign tax credits                (1,244)         -         -

  Change in beginning of the year
   valuation allowance                  (77)    (2,541)   (2,709)

  Other                                 428        748       448
_________________________________________________________________
Income taxes                       $  5,973   $  4,831  $  1,029
_________________________________________________________________
Effective income tax rate             30.5%      30.1%     11.7%
_________________________________________________________________

At September 27, 1997, certain International subsidiaries had net operating loss carryforwards totalling $1,219. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries.

No provision has been made for U.S. federal or foreign taxes on that portion of certain International subsidiaries' undistributed earnings ($28,474 at September 27, 1997) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the Company.

The components of income taxes excluding the extraordinary item are as follows:
_________________________________________________________________
                                   1997       1996      1995
_________________________________________________________________

Current:
  Federal                          $  6,543   $  2,817  $  (828)
  Foreign                               949      2,518      292
  State                                 575         80        -
                                   ________   ________  _______
Total current                         8,067      5,415    (536)
                                   ________   ________  _______
Deferred:
  Federal                            (1,621)     1,220    2,466
  Foreign                              (354)    (1,937)  (1,243)
  State                                (119)       133      342
                                   ________   ________   ______
Total deferred                       (2,094)      (584)   1,565
_________________________________________________________________
Total income taxes                 $  5,973   $  4,831  $ 1,029
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

_________________________________________________________________
                         September 27, 1997  September 30, 1996
_________________________________________________________________

Deferred tax assets:

  Contract loss reserves not
   currently deductible            $  4,137            $  4,739
  Tax benefit carryforwards             647               2,044
  Accrued vacation                    5,173               5,025
  Deferred compensation               5,069               4,156
  Accrued expenses not currently
   deductible                         3,508               2,463
  Inventory                           3,884               3,633
  Other                                 427                 505
                                   ________            ________
    Total gross deferred tax
     assets                          22,845              22,565

    Less: Valuation reserve            (295)               (456)
                                   ________            ________
    Net deferred tax assets          22,550              22,109
                                   ________            ________
Deferred tax liabilities:

  Differences in bases and
   depreciation of property,
   plant and equipment               21,720              21,314
  Prepaid pension                         -                 207
  Other                               1,135                 996
                                   ________            ________
    Total gross deferred tax
     liabilities                     22,855              22,517
_________________________________________________________________
     Net deferred tax liabilities  $    305            $    408
_________________________________________________________________

Note 8 - Employee Benefit Plans

The Company maintains a number of defined benefit pension plans. The funded status of these plans is as follows:
__________________________________________________________________________________________________________________________________
                                             September 27, 1997                               September 30, 1996
                                   _________________________________________   ___________________________________________________
                                   U.S. Employee                  Other        U.S. Employee                  Other
                                   Plan with      Other Plans     Plans with   Plan with       Other Plans    Plans with
                                   Assets in      with Assets     Accumulated  Assets in       with Assets    Accumulated
                                   Excess of      in Excess       Benefits in  Excess of       in Excess of   Benefits in
                                   Accumulated    of Accumulated  Excess of    Accumulated     Accumulated    Excess of
                                   Benefits       Benefits        Assets       Benefits        Benefits       Assets
_________________________________________________________________________________________________________________________________
Accumulated benefit obligation
  - Vested                         $ 109,686      $   9,034       $  15,274    $ 100,232      $   7,071       $  14,883
  - Nonvested                            914              -           4,177          670              -           3,545
                                   _________      _________       _________    _________      _________       _________
  - Total                          $ 110,600      $   9,034       $  19,451    $ 100,902      $   7,071       $  18,428
                                   _________      _________       _________    _________      _________       _________
Projected benefit obligation (PBO) $ 121,300      $   9,972       $  24,258    $ 112,357      $   7,377       $  23,553

Plan assets at fair value            139,743          9,769           1,337      112,119          8,377           1,447
                                   _________      _________       _________    _________      _________       _________
Plan assets in excess of
 (or less than) PBO                   18,443           (203)        (22,921)        (238)         1,000        (22,106)

Unrecognized cumulative experience
 loss (gain)                         (19,074)           822          (1,346)       1,426           (482)        (2,446)

Unrecognized net (asset) liability
 from SFAS no. 87 adoption date,
 amortized over 15 years              (1,735)             -           1,470       (2,104)             -          1,909

Unrecognized prior service cost           31              -           1,071           35              -            273

Adjustment required to recognize
 minimum liability                         -              -            (729)           -              -            (53)
_________________________________________________________________________________________________________________________________
Accrued pension (liability) asset  $  (2,335)    $      619       $ (22,455)   $    (881)     $    (518)      $(22,423)
_________________________________________________________________________________________________________________________________

Fiscal 1997 plan assets, shown above, consist primarily of publicly traded stocks, bonds, mutual funds and $21,667 in Company stock, based on quoted market prices. The Company's funding policy is to contribute at least the amount required by law in the various jurisdictions in which the plans are domiciled. The principal actuarial assumptions weighted for all defined benefit plans are:
________________________________________________________________
                                                  1997      1996
________________________________________________________________

Discount rate                                     7.3%      7.6%
Return on assets                                  8.5%      8.6%
Rate of compensation increase                     3.7%      3.8%
_________________________________________________________________

In addition, the Company maintains various defined contribution plans. These defined contribution plans, along with the defined benefit plans, cover substantially all employees. Pension expense for all plans for 1997, 1996 and 1995 is as follows:
_________________________________________________________________
                                    1997       1996      1995
_________________________________________________________________

Service cost - benefits
 earned during the year          $  5,093   $  4,635  $  4,523

Interest cost on projected
 benefit obligation                10,841      9,827     9,019

Actual return on plan assets      (30,843)   (17,231)  (16,939)

Net amortization, deferral and
 other                             21,278      9,816     9,038
                                 ________    _______   _______
Pension expense for defined
 benefit plans                      6,369      7,047     5,641

Pension expense for other plans       873        574       763
________________________________________________________________
Total pension expense            $  7,242   $  7,621  $  6,404
________________________________________________________________

Employee and management profit share plans provide for the computation of profit share based on net earnings as a percent of net sales multiplied by base wages, as defined. Profit share expense was $4,518 in 1997 and $2,602 in 1996. The profit share plan was suspended for 1995.

The Company has a Savings and Stock Ownership Plan (SSOP) which includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the SSOP can acquire Company stock at market value, with the Company providing a 25% share match. The SSOP purchase of the initial shares was funded by a Company loan. The loan is repaid with Company contributions. Interest on the loan is computed at the Bank Credit Facility borrowing rate. The Company makes temporary advances to the SSOP for purchases of additional shares. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 27, 1997, the SSOP owned (allocated and unallocated) 147,991 Class A shares and 514,311 Class B shares.

The Company provides postretirement health care benefits to certain retirees. Expenses under this plan were $1,222, $1,158 and $1,011 in 1997, 1996 and 1995, respectively. A reconciliation of the funded status of the plan with the accrued liability is shown below. There are no plan assets.
_________________________________________________________________
                           September 27, 1997  September 30, 1996
_________________________________________________________________

Accumulated postretirement benefit
 obligation (APBO)
  - Inactives                      $  (5,420)          $  (5,147)
  - Actives fully eligible              (767)               (395)
  - Actives not fully eligible        (3,229)             (2,800)
                                    ________            ________
Total APBO (funded status)            (9,416)             (8,342)
Unrecognized transition obligation     6,310               6,704
Unrecognized prior service cost          211                   -

Unrecognized gains (losses)              780                (343)
_________________________________________________________________
Accrued postretirement benefit
 liability                         $  (2,115)          $  (1,981)
_________________________________________________________________
Discount rate                            7.8%                8.0%
_________________________________________________________________

The effect of a one percentage point increase in the health care cost trend rate, currently assumed at 2.5%, would not have a significant impact on the accumulated postretirement benefit obligation as of September 27, 1997.


Note 9 - Shareholders' Equity

Class A and Class B Common Stock equally share in the earnings of the Company, and are identical with certain exceptions. Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. Cash dividends may be paid on Class A without paying a cash dividend on Class B, and no cash dividend may be paid on Class B unless at least an equal cash dividend is paid on Class A. Class B shares are convertible at any time into Class A on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 6,691 and 30,039 shares in 1997 and 1996, respectively.

The Company is authorized to issue up to 10,000,000 shares of preferred stock. Series B Preferred Stock is 9% Cumulative, Convertible, Exchangeable Preferred Stock with a $1.00 par value. Series B Preferred Stock consists of 100,000 issued shares and 94,883 outstanding shares at September 27, 1997, and is convertible into Class A Common shares (.08585 shares of Class A Common Stock per share of Series B Preferred Stock). The Series B Preferred Stock is owned by nine principal officers of the Company. With respect to any matters on which the Series B Preferred Stock is entitled to vote, all shares will be voted in a manner determined by a majority of such shares. The Series B Preferred Stock is entitled to vote as a class on certain takeover transactions. The Board of Directors may authorize, without further shareholder action, the issuance of additional preferred stock which ranks senior to both classes of Common Stock of the Company with respect to the payment of dividends and the distribution of assets on liquidation. The preferred stock, when issued, would have such designations relative to voting and conversion rights, preferences, privileges and limitations as determined by the Board of Directors.

The Company adopted SFAS No. 123 "Accounting for Stock-Based Compensation," effective October 1, 1996. This statement encourages companies to adopt a fair value based method of accounting for compensation costs of employee stock compensation plans. As permitted by SFAS No. 123, the Company will continue to apply its current accounting policy using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 with respect to measuring stock-based compensation. The adoption of SFAS No. 123, therefore, had no effect on the Company's consolidated financial position or results of operations for fiscal 1997. Proforma footnote disclosures of net earnings and earnings per share, as if the fair value based method of accounting had been applied, have not been presented as awards have not been granted subsequent to fiscal 1995.

Of the Class B Common Stock, 85,000 shares are reserved for issuance under the 1983 Non-Statutory Stock Option Plan. Class A shares reserved for issuance at September 27, 1997 are as follows:
_________________________________________________________________
                                                       Shares
_________________________________________________________________

Conversion of Class B to Class A shares                1,691,086
1983 Incentive Stock Option Plan                         271,650
Conversion of Series B Preferred Stock to Class A
 shares                                                    8,146
_________________________________________________________________
                                                       1,970,882
_________________________________________________________________

The 1983 Non-Statutory Stock Option Plan granted options on
Class B shares to directors, officers, and key employees. Stock appreciation rights were granted in tandem with the options and are exercisable only to the extent the options are exercised. Compensation expense related to the stock appreciation rights was $1,302, $1,043 and $73 in fiscal 1997, 1996 and 1995, respectively. The 1983 Incentive Stock Option Plan granted options on Class A shares to officers and key employees. The Plans terminated on December 31, 1992 and outstanding options expire no later than ten years after the date of grant.

Options were granted at prices not less than market value on the date of the grant. Shares under option are as follows:
___________________________________________________________________________
                                             Non-Statutory  Incentive
                                                  Plan         Plan
                                               (Class B)    (Class A)
___________________________________________________________________________

Outstanding at September 30, 1994:              133,412      380,000
Cancelled or expired in fiscal 1995                (500)      (3,400)
Exercised in fiscal 1995                         (1,000)      (6,000)
                                                _______      _______
Outstanding at September 30, 1995:              131,912      370,600
Cancelled or expired in fiscal 1996              (1,500)      (1,200)
Exercised in fiscal 1996                           (500)     (46,800)
Outstanding at September 30, 1996
 (weighted-average exercise price:
 Class B - $14.28, Class A - $8.36)             129,912      322,600
Cancelled or expired in fiscal 1997
 (weighted-average exercise price:
 Class A - $10.50)                                    -         (800)
Exercised in fiscal 1997
 (weighted-average exercise price:
 Class B - $14.44, Class A - $9.46)             (44,912)     (50,150)
                                                _______      _______
Outstanding and exercisable at
 September 27, 1997: (weighted-
 average exercise price: Class B - $14.75,
 Class A - $8.15)                                85,000      271,650
___________________________________________________________________________

The weighted-average remaining contractual life of the Class B and Class A options as of September 27, 1997 is .9 and 2.6 years, respectively.

All options outstanding at September 27, 1997, are exercisable at prices ranging as follows: Class B - $14.75 per share; Class A -
$5.625 to $10.50 per share.


Note 10 - Segment Information

The Company is organized into two segments: The Domestic Controls segment, which is larger based on sales and assets, and International Controls. Domestic Controls primarily serves North American markets with a substantial majority of its sales within the aerospace industry. International Controls serves markets in Europe and the Asian-Pacific with the majority of its sales related to industrial applications.

___________________________________________________________________________
                                    1997           1996          1995
___________________________________________________________________________

Domestic Controls
 Net sales:
  Aerospace                     $  265,835     $  249,594     $  232,525
  Industrial                        59,031         26,981         21,401
                                 _________      _________      _________
                                   324,866        276,575        253,926

Intersegment sales                  13,792         11,912         10,446
                                 _________      _________      _________
  Total sales                   $  338,658     $  288,487     $  264,372
                                 _________      _________      _________
Operating profit                $   43,288     $   32,744     $   25,242
Net earnings                        10,960          5,863          4,030
Identifiable assets                351,944        297,445        282,323
Capital expenditures                 8,322          4,973          5,633
Depreciation and amortization
 expense                            10,975         10,103         10,363
___________________________________________________________________________
International Controls
 Net sales:
  Aerospace                     $   25,978     $   19,382     $   19,086
  Industrial                       105,085        111,280        101,272
                                 _________      _________      _________
                                   131,063        130,662        120,358

Intersegment sales                   7,887         14,983          4,728
                                 _________      _________      _________
  Total sales                   $  138,950     $  145,645     $  125,086
                                 _________      _________      _________
Operating profit                $    7,977     $   11,796     $    8,464
Net earnings                         2,570          5,691          3,918
Identifiable assets                121,456        126,732        120,499
Capital expenditures                 3,910          4,468          3,977
Depreciation and amortization
 expense                             4,312          4,913          5,337
___________________________________________________________________________
Consolidated operations
 Net sales                      $  455,929     $  407,237     $  374,284
                                 _________      _________      _________
 Operating profit (O.P.), net
  of intercompany eliminations  $   51,369     $   43,339     $   33,487
 Deductions from O.P.:
  Interest expense                  22,675         18,124         17,492
  Currency (gain) loss                (186)           (88)           143
  Other expenses, net                9,301          9,253          7,062
                                 _________      _________      _________
Earnings before income taxes
 and extraordinary item         $   19,579     $   16,050     $    8,790
                                 _________      _________      _________
Total identifiable assets       $  473,400     $  424,177     $  402,822
Corporate assets                    32,938         45,976         39,864
Eliminations                       (15,775)       (20,595)       (17,729)
                                 _________      _________      _________
Total consolidated assets       $  490,563     $  449,558     $  424,957
___________________________________________________________________________

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

Included in net sales for Domestic Controls is $85,033 in 1997 of sales to the Boeing Corporation (including Boeing Helicopters, McDonnell Douglas and the former Space and Defense business of Rockwell) and $134,659 in 1997, $153,865 in 1996 and $136,261 in
1995, in sales to U.S. government prime- or sub-contractors, including military sales to Boeing.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Dislosure about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The standard must be adopted by fiscal 1999. The Company is currently evaluating the disclosures required under this new standard.


Note 11 - Geographic Areas and Export Sales
___________________________________________________________________________
                      United    Europe    Pacific &  Corporate &  Consol-
                      States              Other      Eliminations idated
Identifiable Assets:
1997                  $351,944  $ 87,606  $ 33,850   $ 17,163     $490,563
1996                   297,445    92,206    34,526     25,381      449,558
1995                   282,323    79,910    40,589     22,135      424,957

Sales to Unaffiliated Customers:
1997                  $324,866  $ 99,609  $ 31,454                $455,929
1996                   276,575   101,093    29,569                 407,237
1995                   253,926    90,076    30,282                 374,284

Inter-area Sales to Affiliates:
1997                  $ 13,792  $  5,662  $  2,225                $ 21,679
1996                    11,912    13,529     1,454                  26,895
1995                    10,446     4,062       666                  15,174

Export Sales:
1997                  $ 71,348  $ 25,277  $  2,578                $ 99,203
1996                    57,350    27,023     2,220                  86,593
1995                    54,364    25,370     1,610                  81,344

Net Earnings (Loss):
1997                  $ 10,960  $  1,185  $  1,385     $   76     $ 13,606
1996                     5,863     5,005       686       (845)      10,709
1995                     4,030     4,082      (164)      (187)       7,761
___________________________________________________________________________

Export sales from the United States are primarily to areas other than Europe. Export sales from Europe and all other geographic areas are principally to countries within their geographic area.

Note 12- Commitments and Contingencies

The Company is, in the normal course of its business, engaged in administrative proceedings with governmental agencies and legal proceedings with governmental agencies and other third parties, including litigation under Superfund laws, regarding environmental matters. The Company believes that adequate reserves have been established for all currently pending environmental administrative or legal proceedings, and does not expect that these environmental matters, and the utilization of existing reserves, if any, will have a material effect on the financial condition and liquidity, or results of operations of the Company.

From time to time, the Company is named as a defendant in legal actions arising in the normal course of business. The Company is not a party to any pending or legal proceedings the resolution of which management believes will have a material adverse effect on the Company's results of operations or financial condition and liquidity, or to any pending legal proceedings other than ordinary, routine litigation incidental to its business.

The Company leases certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $7,762 in 1997, $7,191 in 1996 and $6,957 in
1995. Future minimum rental payments required under noncancelable operating leases are $7,359 in 1998, $6,169 in 1999, $4,751 in
2000, $3,292 in 2001, $3,035 in 2002 and $9,281 thereafter.

The Company subleases various facilities to third parties. Gross rental income from such activities was $351 in 1997, $1,291 in 1996 and $1,535 in 1995. Future minimum rental income under noncancelable operating leases is $234 in 1998, $225 in 1999 and $188 in 2000.


Note 13 - Per Share Data

Primary earnings per common and common equivalent share have been calculated after deducting dividend entitlements on preferred stock and using the weighted average number of shares of common stock and dilutive stock options outstanding.

In February 1997, the FASB issued SFAS No. 128, "Earning per Share," which will be adopted by the Company during the first quarter of fiscal 1998. At that time, the Company will change the method currently used to compute earnings per share (EPS) and restate all prior periods, as required. Under the new requirements for calculating basic EPS, the dilutive effect of stock options will be excluded. When adopted, basic EPS required under SFAS No. 128 will be reported for fiscal 1997, 1996 and 1995 as $1.95, $1.44 and $1.00, respectively, and the diluted EPS will be $1.88, $1.40 and $1.00, respectively.

Note 14  Quarterly Data - Unaudited

Net Sales and Earnings
(dollars in thousands except per share data)
________________________________________________________________________________________________________________________
                                   Year Ended                                         Year Ended
                                 September 27, 1997                                September 30, 1996
                    _____________________________________________     _____________________________________________
                    1st       2nd       3rd       4th                 1st       2nd       3rd       4th
                    Qtr.      Qtr.      Qtr.      Qtr.      Total     Qtr.      Qtr.      Qtr.      Qtr.      Total
________________________________________________________________________________________________________________________
Net sales           $103,850  $109,805  $120,064  $122,210  $455,929  $ 93,233  $106,822  $103,107  $104,075  $407,237
Gross profit          33,051    35,003    36,023    36,472   140,549    28,526    32,324    32,573    32,104   125,527
Earnings before
 income taxes and
 extraordinary item    4,226     4,515     5,017     5,821    19,579     3,226     4,431     4,299     4,094    16,050
Earnings before
 extraordinary item    2,959     3,259     3,561     3,827    13,606     2,350     3,044     3,022     2,803    11,219
Extraordinary item         -         -         -         -         -         -         -      (510)        -      (510)
                    ________  ________  ________  ________  ________  ________  ________  ________  ________  ________
Net earnings        $  2,959  $  3,259  $  3,561  $  3,827  $ 13,606  $  2,350  $  3,044  $  2,512  $  2,803  $ 10,709
                    ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Net earnings per common
 and common equivalent
 share before extra-
 ordinary item      $    .41  $    .45  $    .49  $    .53  $   1.88  $    .30  $    .40  $    .40  $    .39  $   1.47
Extraordinary item         -         -         -         -         -         -         -      (.07)        -      (.07)
                    ________  ________  ________  ________  ________  ________  ________  ________  ________  ________
Net earnings        $    .41  $    .45  $    .49  $    .53  $   1.88  $    .30  $    .40  $    .33  $    .39  $   1.40
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


REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors of Moog Inc.:

We have audited the consolidated financial statements of Moog Inc. and subsidiaries listed in Item 14 (a)(1) of the annual report on Form 10-K for the fiscal year 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 14 (a)(2) of the annual report on Form 10-K for the fiscal year 1997. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements or schedule of Moog Controls Limited and Moog GmbH, wholly owned consolidated subsidiaries of the Company, which statements reflect total assets constituting 13% and 15% as of September 27, 1997 and September 30, 1996, respectively, and total net sales constituting 19%, 20% and 21% of the related consolidated totals for the years ended September 27, 1997, September 30, 1996 and 1995, respectively. Those statements and schedule were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Moog Controls Limited and Moog GmbH, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Inc. and subsidiaries as of September 27, 1997 and September 30, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 27, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all materials respects, the information set forth therein.

Buffalo, New York
November 10, 1997
                                   KPMG Peat Marwick LLP

ITEM 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.


Part III

ITEM 10. Directors and Executive Officers of the Registrant.

The information required herein with respect to directors of the Company is incorporated by reference to "Election of Directors" in the 1998 Proxy.

Executive Officers of the Registrant.

The names and ages of all executive officers of Moog are set forth below.

Other than John B. Drenning, the principal occupations of the following officers for the past five years have been their employment with the Company. Mr. Drenning's principal occupation is partner in the law firm of Phillips, Lytle, Hitchcock, Blaine & Huber.

___________________________________________________________________________
Executive Officers and Positions Held               Age     Year First
                                                            Elected Officer
___________________________________________________________________________

Robert T. Brady
Chairman of the Board;
President; Chief Executive Officer;
Director; Member, Executive Committee               56      1967

Richard A. Aubrecht
Vice Chairman of the Board;
Vice President  - Strategy and Technology;
Director; Member, Executive Committee               53      1980

Joe C. Green
Executive Vice President;
Chief Administrative Officer;
Director; Member, Executive Committee               56      1973

Robert R. Banta
Executive Vice President;
Chief Financial Officer; Assistant Secretary;
Director; Member, Executive Committee               55      1983

Philip H. Hubbell
Vice President - Contracts and Pricing              58      1988

Stephen A. Huckvale
Vice President                                      48      1990

Robert H. Maskrey
Vice President                                      56      1985

Richard C. Sherrill
Vice President                                      59      1991

William P. Burke
Treasurer                                           62      1985

John B. Drenning
Secretary                                           60      1989

Donald R. Fishback
Controller                                          41      1985

___________________________________________________________________________


ITEM 11. Executive Compensation.

The information required herein is incorporated by reference to "Compensation Committee Report," "Stock Price Performance Graph,"
"Summary Compensation Table," "Fiscal Year-End Option/SAR
Values," "Employees' Retirement Plan," "Supplemental Retirement
Plan," "Employment Termination Benefits Agreements" and
"Compensation of Directors" in the 1998 Proxy.


ITEM 12. Security Ownership of Certain Beneficial Owners and
Management.

The information required herein is incorporated by reference to "Certain Beneficial Owners" and "Election of Directors" in the
1998 Proxy.


ITEM 13. Certain Relationships and Related Transactions.

The information required herein is incorporated by reference to the 1998 Proxy.


Part IV.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a)  Documents filed as part of this report:
1.   Index to Financial Statements.
     The following financial statements are included:
        (i) Consolidated Statements of Earnings for each of the three years ended September 27, 1997.
       (ii) Consolidated Balance Sheets as of September 27, 1997 and September 30, 1996.
      (iii) Consolidated Statements of Cash Flows for each of the three years ended September 27, 1997.

       (iv) Consolidated Statements of Shareholders' Equity for each of the three years ended September 27, 1997.
        (v) Notes to Consolidated Financial Statements.
       (vi) Report of Independent Auditors.

2.   Index to Financial Statement Schedules.
     The following Financial Statement Schedule as of and for each of the three years ended September 27, 1997, is included in this Annual Report on Form 10-K:
     II.  Valuation and Qualifying Accounts.
     Schedules other than that listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including the notes thereto.

3.   Exhibits
     The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:
     (2)(i) Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated June 15, 1994.
       (ii) Asset Purchase Agreement dated as of September 22, 1996 between Moog Inc., Moog Controls Inc., International Motion Control Inc., Enidine Holdings, L.P. and Enidine Holding Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated October 28, 1996.
     (3) Restated Certificate of Incorporation and By-laws of the Company, incorporated by reference to exhibit (3) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1989.
     (4) Form of Indenture between Moog Inc. and Fleet National Bank, as Trustee, dated May 10, 1996 relating to the 10% Senior Subordinated Notes due 2006, incorporated by reference to exhibit (iv) to Form 8-K dated May 10, 1996.
     (9)(i) Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of October 15, 1988 Report on Form 8-K dated
            November 30, 1988.
       (ii) Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of November 1983 Report on Form 8-K dated December 9, 1983.
    (10) Material contracts.
        (i) Management Profit Sharing Plan, incorporated by reference to exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.
       (ii) Supplemental Retirement Plan dated October 1980, as amended, incorporated by reference to exhibit (iv) of November 1983 Report on Form 8-K, dated December 9, 1983, as amended, and reported in August 30, 1988 Report on Form 8-K, dated October 3, 1988, and amended on October 20, 1988, incorporated by reference thereto.

      (iii) Deferred Compensation Plan for Directors and Officers, incorporated by reference to exhibit (i) of November 1985 Report on Form 8-K, dated December 3, 1985.
       (iv) Incentive Stock Option Plan, incorporated by reference to exhibit 4(b) of the Registration Statement on Form S-8, File No. 33-36721, filed with the Securities and Exchange Commission on September 7, 1990.
        (v) Non-Statutory Stock Option Plan, as amended, incorporated by reference to exhibits 10(v) and 10(vi) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1989.
       (vi) Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1989.
      (vii) Executive Termination Benefits Agreement incorporated by reference to January 29, 1988 Report on Form 8-K dated February 4, 1988.
     (viii) Indemnity Agreement, incorporated by reference to Annex A to 1988 Proxy Statement dated January 4, 1988.
       (ix) Revolving Credit and Term Loan Agreement dated
            June 15, 1994, incorporated by reference to Exhibit 10(ix) to the Company's Report on Form 10-K for its fiscal year ended September 30, 1994.
        (x) Amendment No. 2 to the Bank Credit Facility, incorporated by reference to Exhibit (ii) to the Company's Report on Form 8-K dated March 13, 1996.
       (xi) Amendment No. 3 to the Bank Credit Facility, incorporated by reference to Exhibit (v) to the Company's Report on Form 8-K dated May 10, 1996.
      (xii) Amendment No. 4 to the Bank Credit Facility, dated June 18, 1996, incorporated by reference to exhibit 10 (xii) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1996.
     (xiii) Amendment No. 5 to the Bank Credit Facility, dated October 26, 1996. (Filed herewith)
      (xiv) Amendment No. 6 to the Bank Credit Facility, dated April 9, 1997. (Filed herewith)
    (11) Statement re: Computation of per share earnings. (Filed herewith)
    (13) 1997 Annual Report to Shareholders. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)
    (21) Subsidiaries of the Company.
         Subsidiaries of the Company are listed below:
        (i) Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland
       (ii) Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary
      (iii) Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary

       (iv) Moog Buhl Automation, a branch office of Moog Inc. operating under Danish law
        (v) Moog Controls Corporation, Incorporated in New York, wholly-owned subsidiary with branch operation in the Republic of the Philippines
       (vi) Moog Controls Hong Kong Ltd., Incorporated in Hong Kong, wholly-owned subsidiary
      (vii) Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary
     (viii) Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
            (a) Moog Norden A.B., Incorporated in Sweden,
                wholly-owned subsidiary of Moog Controls Ltd.
            (b) Moog OY, Incorporated in Finland, wholly-owned
                subsidiary of Moog Controls Ltd.
       (ix) Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary
        (x) Moog GmbH, Incorporated in Germany, wholly-owned subsidiary
            (a) Moog Italiana S.r.l., Incorporated in Italy,
                wholly-owned subsidiary, 90% owned by Moog GmbH; 10% owned by Moog Inc.
       (xi) Moog Industrial Controls Corporation, Incorporated in New York, wholly-owned subsidiary
      (xii) Moog Japan Ltd., Incorporated in Japan, 90% owned subsidiary
     (xiii) Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary
      (xiv) Moog Properties, Inc., Incorporated in New York, wholly-owned subsidiary
       (xv) Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc; 5% owned by Moog GmbH.
      (xvi) Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
   (23)(ii) Consent of KPMG Peat Marwick LLP; Consents and Audit Reports of Coopers & Lybrand and Coopers &
            Lybrand GmbH. (Filed herewith)
   (27) Financial Data Schedule. (Filed herewith)
   (99) Additional Exhibits.
        Information, Financial Statements and Exhibits required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan (to be filed by amendment).
    (b) Reports on Form 8-K
        (i) The Company filed a report on Form 8-K dated
            October 28, 1996 reporting pursuant to items 2 and 7.
       (ii) The Company filed a report on Form 8-K dated September 17, 1997 reporting pursuant to item 8.

                                                                                     Schedule II
                                              MOOG INC.
              Valuation and Qualifying Accounts - Three Years ended September 27, 1997
                                       (dollars in thousands)
                                          Additions
                              Balance at  charged to               Acquisitions/      Balance
                              beginning   costs and                Exchange           at end
Description                   of period   expenses     Deductions  rate changes 1/    of period
____________________________________________________________________________________________________
Year ended 1995:
 Reserve for contract losses  $14,964     $   986      $ 7,369     $ 4,291            $12,872
 Allowance for doubtful
  accounts                      1,493         352          501          35              1,379
Reserve for inventory
 valuation                      3,486       2,423        1,209       2,892              7,592
                              ______________________________________________________________________
Year ended 1996:
 Reserve for contract losses  $12,872     $ 1,965      $ 3,871     $     -            $10,966
 Allowance for doubtful
  accounts                      1,379         462          479         (30)             1,332
 Reserve for inventory
  valuation                     7,592       4,017        2,237         (37)             9,335
                              ______________________________________________________________________
Year ended 1997:
 Reserve for contract losses  $10,966     $ 3,898      $ 6,694     $     -            $ 8,170
 Allowance for doubtful
  accounts                      1,332         882          527         (93)             1,594
 Reserve for inventory
  valuation                     9,335       4,983        2,076         612             12,854
                              ______________________________________________________________________

Note:
1/ Represents the impact of changes in currency exchange rates during the year and, in 1995, reserves for contract losses related to the acquisition of the hydraulic and mechanical actuation product lines of AlliedSignal Inc.


Quarterly Stock Prices

                                   Stock Prices
Fiscal Year               Class B              Class A
Ended                  High      Low        High      Low
_______________________________________________________________
Sept. 27, 1997
1st Quarter            $25 3/4   $21 5/8    $26       $17 1/8
2nd Quarter             25 3/8    24 7/8     25 1/4    22 1/2
3rd Quarter             31 3/8    23 1/8     31 7/8    21
4th Quarter             39 3/4    28 3/8     40 1/4    28
______________________________________________________________
Sept. 30, 1996
1st Quarter            $18       $14 7/8    $17 1/2   $12 7/8
2nd Quarter             19 1/2    17 7/8     20        16 3/4
3rd Quarter             24 5/8    18 5/8     24 1/2    18 1/8
4th Quarter             24 5/8    21 1/4     24 3/4    19
______________________________________________________________

                           Signatures

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Moog Inc.
                       (Registrant)

                       Date: November 21, 1997


                    By /s/ ROBERT T. BRADY
                           Robert T. Brady
                           Chairman of the Board,
                     President, Chief Executive Officer,
                                and Director
                         (Principal Executive Officer)


                    By /s/ ROBERT R. BANTA
                           Robert R. Banta
                          Executive Vice President,
                           Chief Financial Officer,
                                and Director
                       (Principal Financial Officer)


                    By /s/ DONALD R. FISHBACK
                           Donald R. Fishback
                    Controller (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.


By/s/   RICHARD A. AUBRECHT         By/s/PETER P. POTH
        Richard A. Aubrecht              Peter P. Poth
     Director, November 21, 1997        Director, November 21, 1997


By/s/   JOE C. GREEN                By/s/ARTHUR S. WOLCOTT
        Joe C. Green                     Arthur S. Wolcott
     Director, November 21, 1997        Director, November 21, 1997


By/s/   KENNETH J. McILRAITH        By/s/  JOHN D. HENDRICK
        Kenneth J. McIlraith               John D. Hendrick
     Director, November 21, 1997        Director, November 21, 1997


                    By/s/  ALBERT F. MYERS
                           Albert F. Myers
                         Director, November 21, 1997

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

     http://www.moog.com

Annual Meeting

Moog Inc.'s Annual Meeting of Shareholders will be held
February 11, 1998. Proxy cards should be dated, signed and returned promptly to ensure that all shares are represented at the meeting and voted in accordance with shareholder instructions.

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

          f. Section 12 (rr-1) of the Loan Agreement shall be amended to read in its entirety as follows:

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

          g. Section 12(tt) shall be amended to read in its entirety as follows:

               tt.  Permitted Indebtedness.  "Permitted
          Indebtedness" means any Indebtedness (including any related to any Contingent Obligation) of the Borrower or of any Subsidiary (i) to any Lending Entity pursuant to this Agreement, (ii) constituting unsecured normal trade debt incurred upon customary terms in the ordinary course of its business, (iii) resulting from the endorsement in the ordinary course of its business of any check or other negotiable instrument for deposition or collection, (iv) to the extent incurred to pay, or to defer the payment of, the purchase price of any equipment used in the ordinary course of its business, (v) consisting of Indebtedness only of any Foreign Subsidiary, (vi) to any Sharing Creditor to the extent described in clause (ii) of Section 12(fff) of this Agreement, (vii) Indebtedness of the Borrower, in an amount not to exceed $15,000,000, pursuant to that certain Credit Facility for Eurocredits dated September 18, 1996 between the Borrower and Landesgirokasse offentliche Bank und Landessparkasse or (viii) identified as "Permitted Indebtedness" in Exhibit A attached to and made a part of this Agreement.

          3. CONSENTS. Section 5(a) of the Loan Agreement provides that "[t]he proceeds of each subsequent Revolving Loan will be used only for working capital and other cash needs arising in the ordinary course of business (not including any corporate or other acquisition other than pursuant to a Permitted Acquisition". Section 7(b) of the Loan Agreement provides that "the Borrower shall not, without the prior written consent of the

Required Banks . . . assume or have any Indebtedness . . .
(ii) pursuant to any Contingent Obligation, except . . . for Permitted Indebtedness". Section 7(d) of the Loan Agreement provides that "the Borrower shall not, without the prior written consent of the Required Banks . . . cause or permit . . . any of its Assets to be subject to any Lien, except for Permitted Liens". Section 7(i) of the Loan Agreement, as amended by this Agreement, provides that "the Borrower shall not, without the prior written consent of the Required Banks . . . (iii) acquire all or substantially all of the assets . . . of any other Person
 . . . other that pursuant to a Permitted Acquisition". In addition, Section 7(j-1) of the Loan Agreement, as amended by this Agreement, provides that "the Borrower shall not, without the prior written consent of the Required Banks . . .
[m]ake . . . capital expenditures exceeding . . . during any fiscal year of the Borrower . . . $15,000,000". The Borrower has requested the Required Banks to consent, and by this Agreement the Required Banks consent, to (i) the acquisition by the Borrower of (A) the assets and business of Moog Controls Inc. ("MCI") and certain assets of IMC Controls GmbH pursuant to the terms of that certain Asset Purchase Agreement dated as of September 22, 1996 by and between the Borrower, MCI, International Motion Control Inc., Enidine Holding L.P. and Enidine Holding, Inc. (the "Asset Purchase Agreement") for a purchase price of $48,600,000 (the "MCI Assets") and (B) the real property and improvements commonly known as 7 Sterling Drive, Orchard Park, New York pursuant to the terms of that certain Real Estate Purchase Agreement dated as of September 22, 1996 by and between the Borrower and MCI (as amended by that certain letter agreement dated as of September 22, 1996 by and between Borrower and MCI) (the "Real Estate Purchase Agreement") for a purchase price of $5,850,000 (the "MCI Real Property") (the acquisition of the MCI Assets and the MCI Real Property is collectively referred to herein as the "MCI Acquisition"), (ii) the use by the Borrower of proceeds of any subsequent Revolving Loan to pay for the purchase of the MCI Assets and (iii) either (A) the use by the Borrower of the proceeds of any subsequent Revolving Loan to pay for the purchase of the MCI Real Property or (B) the assumption by the Borrower of Indebtedness of MCI, the principal amount of which does not exceed $5,850,000, governed by those certain financing arrangements of MCI described in that certain Lease Agreement dated as of January 1, 1996 between the Erie County Industrial Development Agency and MCI in connection with the purchase of the MCI Real Property and the Borrower's permitting the existing liens and encumbrances on the MCI Real Property created by such financing arrangements to remain.

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

         (xi) If such Loan is the first Revolving Loan after the effective date of this Agreement, payment on the effective date of this Agreement of a modification fee to the Agent, for the ratable benefit of each Bank, equal to such Bank's Pro Rata share of $100,000;

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

          c. Entire Agreement. This Agreement contains the entire agreement between each Lending Entity and the Borrower with respect to the subject matter of this Agreement, and supersedes each course of dealing or other conduct heretofore pursued, accepted or acquiesced in, and each oral or written agreement and representation heretofore made, by or on behalf of any rending Entity with respect thereto, whether or not relied or acted upon. No course of performance or other conduct hereafter pursued, accepted or acquiesced in, and no oral agreement or representation hereafter made, by or on behalf of any Lending Entity, whether or not relied or acted upon, and no usage of trade, whether or not relied or acted upon, shall modify or terminate this Agreement or impair or otherwise affect any indebtedness, liability or obligation of the Borrower pursuant to this Agreement or any right or remedy of any Lending Entity pursuant to this Agreement or otherwise. No modification or termination of this Agreement shall be effective unless made in a writing duly executed by the Required Banks and specifically referring to each provision of this Agreement being modified or to such termination.

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


                    MARINE MIDLAND BANK


                    By /s/Hugh C. McLean
                         Hugh C. McLean, Vice President


                    MANUFACTURERS AND TRADERS TRUST COMPANY


                    By /s/Timothy Geiger
                                                            Title


                    FLEET BANK


                    By /s/John J. Larry                      VP
                                                            Title

                    THE BANK OF TOKYO-MITSUBISHI, LTD.,
                         NEW YORK BRANCH, SUCCESSOR BY MERGER TO
                         THE MITSUBISHI BANK, LIMITED


                    By /s/Paul Malecki
                                                attorney-in-fact


                    THE SUMITOMO BANK, LIMITED


                    By /s/William N. Paty
                       Vice President and Manager      Title


                    By /s/James Drum
                       Vice President, NY Office            Title


                    BARNETT BANK OF PINELLAS COUNTY


                    By /s/Michael S. Crowe
                       Senior VP                       Title


                    NATIONAL BANK OF CANADA


                    By /s/Robert G. Uhrig
                       Vice President and Manager           Title


                    By /s/Michael S. Woodward
                       Vice President                       Title


                    MARINE MIDLAND BANK, AS AGENT


                    By /s/Hugh C. McLean
                         Hugh C. McLean, Vice President


                    MOOG INC.


                    By /s/Robert R. Banta
                         Robert R. Banta, Executive Vice
                          President

                        ACKNOWLEDGEMENTS


STATE OF NEW YORK   )
                    :  SS.
COUNTY OF ERIE      )

          On this 22 day of October in the year 1996, before me personally came Hugh C. McLean, known to me, who, being by me duly sworn, did depose and say that he resides at 170 Highland Avenue, Buffalo, New York; that he is a Vice President of Marine Midland Bank, the corporation described in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.


                                   /s/Beth A. Flynn
                                             Notary Public





STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF ERIE       )

          On this 22 day of October in the year 1996, before me personally came Timothy Geiger, to me known, who, being by me duly sworn, did depose and say that he resides at 1145 D. Youngs Rd., Williamsville, NY 14221; that he is Vice President of Manufacturers and Traders Trust Company, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  ______________________________
                                            Notary Public




STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF ERIE       )

          On this 24th day of October in the year 1996, before me personally came John J. Larry, to me known, who, being by me duly sworn, did depose and say that he resides at 302 Colonial Dr., Grand Island, NY, that he is Vice President of Fleet Bank, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/ Karen Ertman
                                            Notary Public

STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF NEW YORK   )

          On this 24th day of October in the year 1996, before me personally came Joseph P. Devoe, to me known, who, being by me duly sworn, did depose and say that he resides at Hartsdale, NY, that he is the attorney-in-fact of The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, successor by merger to The Mitsubishi Bank, Limited, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto pursuant to duly granted authority.


                                  /s/Nancy Mallm Morton
                                           Notary Public


STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF NEW YORK   )

          On this 23 day of October in the year 1996, before me personally came William N. Paty, to me known, who, being by me duly sworn, did depose and say that he resides at 136 Allison Road, Katovah, NY; that he is Vice President & Manager of The Sumitomo Bank, Limited, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Marie K. Capone
                                            Notary Public



STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF NEW YORK   )

          On this 23 day of October in the year 1996, before me personally came James Drum, to me known, who, being by me duly sworn, did depose and say that he resides at 108 Charles St., N. Massapequa, NY 11758; that he is Vice President of The Sumitomo Bank, Limited, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Mary K. Capone
                                            Notary Public

STATE OF FLORIDA     )
                     )  SS.:
COUNTY OF PINELLAS   )

          On this 23rd day of October in the year 1996, before me personally came Michael S. Crowe, to me known, who, being by me duly sworn, did depose and say that he resides at 200 Central Avenue, Suite 1800, St. Petersburg, Florida 33701; that he is the Senior Vice President of Barnett Bank of Pinellas County, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Susanna J. Macdonald
                                            Notary Public





STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF ERIE       )

          On this 22nd day of October in the year 1996, before me personally came Robert G. Uhrig, to me known, who, being by me duly sworn, did depose and say that he resides at Orchard Park, New York; that he is the Vice President of National Bank of Canada, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Lori A. Potter
                                            Notary Public


STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF  ERIE      )

          On this 22nd day of October in the year 1996, before me personally came Michael S. Woodard, to me known, who, being by me duly sworn, did depose and say that he resides at Lancaster, New York; that he is Vice President of National Bank of Canada, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Lori A. Potter
                                            Notary Public

STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF ERIE       )

          On this 22 day of October in the year 1996, before me personally came Hugh C. McLean,to me known, who, being by me duly sworn, did depose and say that he resides at 170 Highland Avenue, Buffalo, New York; that he is Vice President of Marine Midland Bank, as Agent, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Beth A. Flynn
                                            Notary Public


STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF ERIE       )

          On this 22nd day of October in the year 1996, before me personally came Robert R. Banta, to me known, who, being by me duly sworn, did depose and say that he resides at 158 Willardshire Road, East Aurora, New York; that he is Executive Vice President of Moog Inc., the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Linda A. Zazynski
                                            Notary Public

                            EXHIBIT A


                    Banks that are a Party to
                         this Agreement


                       Marine Midland Bank


             Manufacturers and Trades Trust Company


                           Fleet Bank


                   The Sumitomo Bank, Limited


       The Bank of Tokyo-Mitsubishi, Ltd., New York Branch


                 Barnett Bank of Pinellas County


                     National Bank of Canada

                                                  Exhibit 10(xiv)


      SIXTH AMENDMENT TO REVOLVING AND TERM LOAN AGREEMENT


          THIS AGREEMENT is made as of the 9th day of April, 1997 among the banks identified in Exhibit A attached to and made a part of this Agreement (collectively the "Banks" and individually a "Bank"), Marine Midland Bank, a New York banking corporation having its chief executive office at One Marine Midland Center, Buffalo, New York 14203, ("Marine"), as agent for the Banks, and Moog Inc., a New York business corporation having its chief executive office at Jamison Road and Seneca Street, East Aurora, New York 14052-0018, (the "Borrower").

          WHEREAS, the Banks, Marine as agent for the Banks and the Borrower previously entered into a Revolving and Term Loan Agreement dated June 15, 1994, a First Amendment to Revolving and Term Loan Agreement dated as of November 14, 1995, a Consent and Second Amendment to Revolving and Term Loan Agreement dated as of March 22, 1996, a Consent and Third Amendment to Revolving and Term Loan Agreement dated as of May 13, 1996, a Fourth Amendment to Revolving and Term Loan Agreement dated as of June 18, 1996 and a Consent and Fifth Amendment to Revolving and Term Loan Agreement Dated as of October 26, 1996 (as so amended, the "Loan Agreement"); and

          WHEREAS, the Banks, Marine as agent for the Banks and the Borrower now desire to amend certain terms of the Loan
Agreement; and

          NOW, THEREFORE, effective on the date described in
Section 4(a) of this Agreement, the Banks, Marine as agent for the Banks and the Borrower agree as follows:

          1.   DEFINITIONS.   Each word or expression used, but
not defined, in this Agreement shall have the meaning given it in the Loan Agreement.

          2.   AMENDMENT.     Section 7(j-1) of the Loan
Agreement shall be amended to read in its entirety as follows:

               j-1. Capital Expenditures. Make capital expenditures, other than for any Permitted Acquisition, exceeding in the aggregate for the Borrower and all Subsidiaries during any fiscal year of the Borrower the following applicable amount: (i) during the fiscal year of the Borrower ending on September 30, 1996, $14,000,000, (ii) during the fiscal year of the Borrower ending on September 30, 1997, $18,000,000 and
          (iii) during any fiscal year of the Borrower ending thereafter, $15,000,000;

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

                    MARINE MIDLAND BANK


                    By /s/Hugh C. McLean
                         Hugh C. McLean, Vice President


                    MANUFACTURERS AND TRADERS TRUST COMPANY


                    By /s/Timothy Geiger
                       Vice President                       Title


                    FLEET BANK


                    By /s/John J. Larry
                       Vice President                  Title

                    THE BANK OF TOKYO-MITSUBISHI, LTD.,
                         NEW YORK BRANCH, SUCCESSOR BY MERGER TO
                         THE MITSUBISHI BANK, LIMITED


                    By /s/Paul Malecki
                                                attorney-in-fact


                    THE SUMITOMO BANK, LIMITED


                    By /s/William N. Paty
                       Vice President and Manager           Title


                    By /s/James Drum
                       Vice President                       Title


                    BARNETT BANK OF PINELLAS COUNTY


                    By /s/Michael S. Crowe
                       Senior Vice President                Title


                    NATIONAL BANK OF CANADA


                    By /s/Robert G. Uhrig
                       Vice President and Manager           Title


                    By /s/Michael S. Woodward
                       Vice President                       Title


                    MARINE MIDLAND BANK, AS AGENT


                    By /s/Hugh C. McLean
                         Hugh C. McLean, Vice President



                    MOOG INC.


                    By /s/Robert R. Banta
                         Robert R. Banta, Executive Vice
                          President

                        ACKNOWLEDGEMENTS


STATE OF NEW YORK   )
                    )  SS.:
COUNTY OF ERIE      )

          On this 11 day of April in the year 1997, before me personally came Hugh C. McLean, known to me, who, being by me duly sworn, did depose and say that he resides at 170 Highland Avenue, Buffalo, New York; that he is a Vice President of Marine Midland Bank, the corporation described in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.


                                   /s/Beth A. Flynn
                                             Notary Public





STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF ERIE       )

          On this 11th day of April in the year 1997, before me personally came Timothy Geiger, to me known, who, being by me duly sworn, did depose and say that he resides at 1145 D. Youngs Rd., Williamsville, NY 14221; that he is Vice President of Manufacturers and Traders Trust Company, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Barbara V. Rackley
                                            Notary Public




STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF ERIE       )

          On this 15th day of April in the year 1997, before me personally came John J. Larry, to me known, who, being by me duly sworn, did depose and say that he resides at 302 Colonial Dr., Grand Island, NY, that he is Vice President of Fleet Bank, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Patricia A. Brennan
                                            Notary Public

STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF NEW YORK   )

          On this 2nd day of May in the year 1997, before me personally came Paul Malecki, to me known, who, being by me duly sworn, did depose and say that he resides at 211 ____________ Road, _________________, NJ 08853; that he is the attorney-in-fact of The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, successor by merger to The Mitsubishi Bank, Limited, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto pursuant to duly granted authority.


                                  /s/Nancy Mallm Morton
                                           Notary Public


STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF NEW YORK   )

          On this 1st day of May in the year 1997, before me personally came William N. Paty, to me known, who, being by me duly sworn, did depose and say that he resides at 136 Allison Road, Katonah, NY; that he is Vice President & Manager of The Sumitomo Bank, Limited, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Anastasia Alexopoulos
                                            Notary Public



STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF NEW YORK   )

          On this 1st day of May in the year 1997, before me personally came James Drum, to me known, who, being by me duly sworn, did depose and say that he resides at 108 Charles St., N. Massapequa, NY 11758; that he is Vice President of The Sumitomo Bank, Limited, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Anastasia Alexopoulos
                                            Notary Public

STATE OF FLORIDA     )
                     )  SS.:
COUNTY OF PINELLAS   )

          On this 14th day of April in the year 1997, before me personally came Michael S. Crowe, to me known, who, being by me duly sworn, did depose and say that he resides at 200 Central Avenue, Suite 1800, St. Petersburg, Florida 33701; that he is the Senior Vice President of Barnett Bank of Pinellas County, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Susanna Macdonald
                                            Notary Public





STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF ERIE       )

          On this 15th day of April in the year 1997, before me personally came Robert G. Uhrig, to me known, who, being by me duly sworn, did depose and say that he resides at Orchard Park, New York; that he is the Vice President & Manager of National Bank of Canada, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Sharon A. Benitez
                                            Notary Public


STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF  ERIE      )

          On this 15th day of April in the year 1997, before me personally came Michael S. Woodard, to me known, who, being by me duly sworn, did depose and say that he resides at Lancaster, New York; that he is V.P.-Marketing of National Bank of Canada, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Sharon A. Benitez
                                            Notary Public

STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF ERIE       )

          On this 11th day of April in the year 1997, before me personally came Hugh C. McLean,to me known, who, being by me duly sworn, did depose and say that he resides at 170 Highland Avenue, Buffalo, New York; that he is Vice President of Marine Midland Bank, as Agent, the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Beth A. Flynn
                                            Notary Public


STATE OF NEW YORK    )
                     )  SS.:
COUNTY OF ERIE       )

          On this 14th day of April in the year 1997, before me personally came Robert R. Banta, to me known, who, being by me duly sworn, did depose and say that he resides at 158 Willardshire Road, East Aurora, New York; that he is Executive Vice President of Moog Inc., the corporation described in and which executed the foregoing instrument; and that he signed his name thereto by order of the Board of Directors of said corporation.


                                  /s/Linda A. Zazynski
                                            Notary Public

                            EXHIBIT A


                    Banks that are a Party to
                         this Agreement


                       Marine Midland Bank


             Manufacturers and Trades Trust Company


                           Fleet Bank


                   The Sumitomo Bank, Limited


       The Bank of Tokyo-Mitsubishi, Ltd., New York Branch


                 Barnett Bank of Pinellas County


                     National Bank of Canada

EXHIBIT 11.1

                COMPUTATION OF PER SHARE EARNINGS - PRIMARY

                                             Years Ended
                              ------------------------------------------
                              September 27,  September 30,  September 30,
                                   1997           1996           1995
                              -------------  -------------  -------------

Weighted-average common
  shares outstanding            6,979,011      7,412,485      7,721,927
Net effect of dilutive
  stock options                   245,601        226,827              0
                              -------------  -------------  ------------
Weight-average common and
  common equivalent shares
  outstanding (A)               7,224,612      7,639,312      7,721,927
                              =============  =============  ============

Net earnings before extra-
  ordinary item and cumulative
  effect of change in
  accounting for income taxes $    13,606    $    11,219    $     7,761

Less: Preferred stock dividends        (9)            (9)            (9)
                              -------------  -------------  ------------
Net earnings before extra-
  ordinary item and cumulative
  effect of change in accounting
  for income taxes attributable
  to common shareholders (B)       13,597         11,210         7,752

Extraordinary item (C)                  0           (510)            0

Cumulative effect of change in
  accounting for income taxes (D)       0              0             0
                              -------------  -------------  -----------
Net earnings attributable
  to common shareholders (E)  $   13, 597    $    10,700    $    7,752
                              =============  =============  ===========
Per share:

Net earnings before extra-
  ordinary item and cumulative
  effect of change in
  accounting for income
  taxes (B)/(A)               $      1.88    $      1.47    $     1.00

Extraordinary item (C)/(A)           0.00          (0.07)         0.00

Cumulative effect of change
  in accounting for income
  taxes (D)/(A)                      0.00           0.00          0.00
                              -------------  -------------  -----------
Net earnings (E)/(A)          $      1.88    $      1.40    $     1.00
                              =============  =============  ===========

EXHIBIT 11.2
             COMPUTATION OF PER SHARE EARNINGS - FULLY DILUTED

                                             Years Ended
                              ------------------------------------------
                              September 27,  September 30,  September 30,
                                   1997           1996           1995
                              -------------  -------------  -------------
Weighted-average common
  shares outstanding            6,979,011      7,412,485      7,721,927
Net effect of dilutive
  stock options                   261,237        244,040         93,352
Assumed conversion of
  Preferred Stock                   8,146          8,585          8,585
Assumed conversion of
  Convertible Subordinate
  Debentures                                           0        863,305
                              -------------  -------------  ------------
Weighted-average common and
  common equivalent shares
  outstanding (A)               7,248,394      7,665,110      8,687,169
                              =============  =============  ============
Net earnings before extra-
  ordinary item and cumulative
  effect of change in
  accounting for income taxes $    13,606    $    11,219    $     7,761
Add: conversion of Convertible
  Subordinated Debentures               0              0          1,682
                              -------------  -------------  ------------
Net earnings before extra-
  ordinary item and cumulative
  effect of change in accounting
  for income taxes attributable
  to common shareholders (B)       13,606         11,219         9,443
Extraordinary item (C)                  0           (510)            0
Cumulative effect of change in
  accounting for income taxes (D)       0              0             0
                              -------------  -------------  -----------
Net earnings attributable
  to common shareholders (E)  $    13,606    $    10,709    $    9,443
                              =============  =============  ===========
Per share:

Net earnings before extra-
  ordinary item and cumulative
  effect of change in
  accounting for income
  taxes (B)/(A)               $      1.88    $      1.46    $     1.00*

Extraordinary item (C)/(A)           0.00          (0.06)         0.00

Cumulative effect of change
  in accounting for income
  taxes (D)/(A)                      0.00           0.00          0.00
                              -------------  -------------  -----------
Net earnings (E)/(A)          $      1.88    $      1.40    $     1.00*
                              =============  =============  ===========
*Antidilutive

                                                  Exhibit 13

Content

Financial Highlights                                        1
Letter to Shareholders                                      2
Moog at a Glance                                            4

Market Segment Facts

Military Aircraft                                           6
Commercial Aircraft                                         8
Satellites & Launch Vehicles                               10
Industrial Hydraulics                                      12
Industrial Electronics & Electric Drives                   14
                                                           16

Form 10K                                                   17
Investor Information                                       42

Directors and Officers,
and International Subsidiaries
located on inside back cover.

Financial Highlights
Fiscal Years                       1997      1996      1995      1994      1993
Net Sales                          $455,929  $407,237  $374,284  $307,370  $293,680
Net Earnings                         13,606    10,709     7,761     2,123     4,761
Net Earnings Per Share                $1.88     $1.40     $1.00      $.27      $.62

Total Assets                       $490,563  $449,558  $424,957  $424,456  $318,130

Indebtedness - Senior               118,245    91,262   170,361   183,376   115,515
             - Subordinated         120,000   120,000    19,400    20,800    22,082
Shareholders' Equity                114,191   104,743   108,636   102,184    92,561

Capital Expenditures                 13,713    10,885    10,232     8,893    10,216
Depreciation and Amortization        21,267    19,632    19,675    15,700    15,621

Backlog                             280,364   243,310   237,941   217,261   181,081

(dollars in thousands except per share data)


To Our Shareholders, Employees and Friends:

A Record Year

Fiscal '97 was a very good year. On a per share basis, earnings were up 34% on a 12% sales increase. This is the third consecutive year in which earnings per share growth has exceeded 30%. The reshaping of our company, begun in the early '90's, has finally paid off for our shareholders. During '97 our stock price increased by 78%. Our market capitalization was $158 million coming into the year and $282 million at the end.

Over our 46 year history, we've cultivated a variety of different markets for high performance motion controls. This diversification worked well for us in '97. Lively activity across a broad base of applications provided consistent earnings performance quarter-by-quarter. Each quarter's results in Fiscal '97 were an increase over the year previous and a record for the Company. In addition to sales and earnings growth, our businesses have provided a strong cash flow throughout the year. Early in the year, we borrowed $49 million to acquire the principal assets of Moog Controls Inc. By year-end, we'd paid nearly half that money back.

Aircraft: Surging Commercial, Stable Military

The big news in the aircraft business in '97 was the dramatic increase in production of commercial airplane flight controls. Our sales to Boeing grew by 47%. Revenue increased on every one of the Boeing airplanes, but the big increase was on the 747. Every member of the Moog team should "get a medal" for maintaining "on schedule deliveries" throughout this remarkable acceleration in production rates. It was a major achievement. The entire airplane industry is stretching to keep pace with this new level of activity. Once achieved, we believe it will be sustained for a long time. Production levels in military aircraft were fairly stable, although we had a big year on the F-15 program, all a result of foreign military sales. The F/A-18E/F and the V-22 are transitioning from development into production. In the years to come, these two programs will be the long-awaited stimulus for growth in military aircraft revenues. Controls for commercial and military aircraft, which make up half our revenues, grew by about 7% in '97.

Acquisition Adds To Industrial Growth

About a third of our business is industrial controls, both hydraulic and electric. In '97, the growth in our industrial sector came about mostly because of our timely acquisition of the assets of Moog Controls Inc., the U.S. manufacturer of industrial servovalves and servoactuators. The addition of this strong U.S. product line and the realization of improved operating efficiencies had an immediately accretive effect on our earnings. Also during the year, we began production of some important new products including entertainment simulators for MCA-Universal and industrial electric drives used on the PzH2000 German howitzer.

Rapid Growth in Space, Resurgence in Missiles

Our Satellites and Launch Vehicles (previously Space and Missiles) product line is currently 14% of revenues and is the fastest growing. The global demand for commercial satellites provides increasing revenues for our electric propulsion feed systems, thrusters, and actuation systems. We believe that we are in the very early days in the build-up of large space-based commercial communication systems. All of the major satellite buses built by Hughes, Lockheed and Loral use our products and we participate on most of the major satellite launch vehicles including Titan, Centaur and Ariane V. In addition, the Iridium constellation uses our isolation valves. The tactical missile business is also growing again because the U. S. Congress is making serious preparations to defend against missile attacks. Standard Missile 2, on which we supply a fin control package, has been adopted as an anti-missile defense system.

Research and Development
Enhances Market Leadership

Our strategy in most of our markets is to be the market leader both in terms of product performance as well as market share. To maintain this position, we pay special attention to both in-house and customer-funded R&D. In '97, much of our development activity in the Aircraft Group was directed to the flight controls for the Joint Strike Fighter concept demonstrators. On the commercial side, the early part of the year was spent supporting the Boeing program to re-wing the 747. When Boeing decided not to pursue the new aircraft, our technical team continued to design and produce a state-of-the-art, fly-by-wire primary flight control actuator demonstrating to Boeing our breakthrough improvement in development cycle time through the effective use of concurrent engineering.

The Satellite Market Goes Electric

Product development in satellite controls was principally focused on electric propulsion. We designed and built xenon feed systems and components for three different customers. Our first electric propulsion feed system will be launched in early '98. In launch vehicles, all of our emphasis is on electromechanical actuation for thrust vector control and for upper stage fuel control. Satellite launch vehicles are well on the way to using all-electric actuation and we're a leading contributor to this transition.

Industrial R & D Focuses on Specialties

In the industrial area, our product development emphasis has been on controls for industrial gas turbines, on design of the custom-tailored simulator for MCA-Universal, as well as on a broader range of standard simulators, and in electric actuation for tilting high-speed trains.

We Love Long Term Agreements

Our contracts with Boeing Commercial are six years in duration. In '97, we signed multi-year contracts with AlliedSignal for APU servoactuators, Hughes Electronics for satellite attitude controls, the Standard Missile Company for fin control actuators and MTS for servovalves. These long term commitments set the stage for a genuine technical and commercial collaboration. In that kind of framework, we can provide our best in terms of product performance, service and value for our customers.

Bill's Culture Lives On

Fiscal '97 marked the passing of our founder, Bill Moog. Although Bill retired from our Company over nine years ago, it seemed natural for the Moog community to get together and reminisce about the good old days with Bill. For many of us, it was striking how distinct an imprint Bill left on the Company he founded. Since the earliest days, the culture Bill fashioned has placed the highest priority on the delivery of a technically superior product, built to the highest standards of quality and reliability. It occurred to us on the day of Bill's memorial that our tribute did not have to be summed up in graceful words spoken on one afternoon. Our tribute continues every day as products built to his high standards, products that carry his name, are delivered to customers all around the world.

'98 Looks Great

Bill gave our Company its start. Over the years, a great many people have built Moog into what it is today. In '97, we had our best year ever. We're looking forward to an even better year in '98.



Robert T. Brady
Chairman, CEO






Pictured below,
from left to right:

Bob Maskrey,
Aircraft Controls

Bob Banta,
Chief Financial Officer

Phil Hubbell,
Contracts & Pricing

Dick Aubrecht,
Vice-Chairman

Bob Brady,
Chairman, CEO

Joe Green,
Chief Administrative Officer

Steve Huckvale,
International Controls Group

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

The following diagram shows the elements of a servocontrol system in which the power to move the output is provided by pressurized hydraulic fluid. The concepts are similar for systems in which the power is directly provided by an electric motor.


(Diagram)

An electrohydraulic servocontrol system consists of the six elements indicated in the diagram above: (1) control electronics which may be a computer, microprocessor or guidance system which creates command input signal; (2) a servoamplifier which provides a low power electrical actuating signal which is the difference between the command input signal and the feedback signal generated by the feedback transducer (6); (3) a servovalve which responds to this low power electrical signal and controls the high power flow of hydraulic fluid to (5), an actuation element such as a piston and cylinder or a hydraulic motor which positions the device being controlled; and (4) a power supply, generally an electric motor and pump, which provides a flow of hydraulic fluid under high pressure. The feedback transducer (6) measures the output of the system and converts this measurement into a proportional signal which is sent to the servoamplifier.

Military Aircraft

27% of '97 sales

Moog has supplied high performance servoactuation to move flight control surfaces on military aircraft since the 1950's. Throughout our history, we've worked on most U.S. military aircraft and many built overseas. Over the next few years, we'll be starting production on a number of new programs: the F/A-18E/F Super Hornet, the V-22 Osprey, the RAH-66 Comanche, the Japanese F-2 and the Indian Light Combat Aircraft. This year we began design of flight control and engine control actuation for the Joint Strike Fighter (JSF) demonstrators.

FY98 Forecast Sales = $125 million

(Pie Chart inserted which shows the distribution of 1998 sales by project as follows:

B-2 - 9.5%
F-15 - 11.5%
F-16 - 3.0%
F-18 - 14.6%
V-22 - 8.2%
Engines - 5.9%
Aftermarket - 14.8%
Other - 32.5%)


Products

- Primary and secondary flight control actuation for fighters, bombers, helicopters
-    Engine control servovalves and servoactuators
-    Active vibration control systems
-    Flight data recording systems
-    Wingfold and weapons bay systems

Major Programs & Applications
Primary Flight Controls:
-    B-2, V-22, RAH-66, Taiwanese IDF, Indian LCA, JSF

Secondary and Leading Edge Actuation:
-    F/A-18, F-15, F-16, Blackhawk, Japanese F-2, Taiwanese IDF,
     Czech L-159, JSF

Active Vibration Controls:
-    EH-101, S-92

Engine Control Servovalves and Servoactuators:
-    F-404, F-414, F-110, F-119, EJ200, AE2100, T406, RTM322,
     Thrust Vector Controls

Competitive Advantages
- Extensive U.S. and international experience in design of fly-by-wire flight controls
- Product innovation for advanced flight controls, engine controls and active vibration control

-    World-class manufacturing capability
-    Skilled, experienced and dedicated workforce

Competitors
-    Parker Hannifin, Curtiss-Wright, HR Textron

Market Developments
-    F/A-18C/D, E/F are funded for production
- V-22 Osprey approved for limited production, 523 aircraft are planned
- RAH-66 Comanche in flight testing, 6 development helicopters planned for 2001
-    Japanese F-2 starts production
-    Indian LCA initial production is funded
-    Koreans launch new trainer
-    JSF concept demonstrators are in design
-    Czech Republic orders 72 L-159 light attack/trainer aircraft

Strategies & Initiatives
- Develop next generation technology in flight control, engine control, vibration suppression
-    Partner with prime contractor R&D Centers
-    Pursue opportunities in international markets
-    Strengthen European manufacturing capabilities
-    Develop depot capability for overhauls



Commercial Aircraft

22% of '97 sales

We supply many of the flight control and autopilot actuators for the 747, 757, 767, and 777. We make servovalves for all the Boeing aircraft and all the Airbus aircraft. In addition, we supply flight control actuators for the ailerons on the A330/A340.

FY98 Forecast Sales = $113 million

(Pie Chart inserted which shows the distribtuion of 1998 sales by project as follows:

747 - 18.1%
757 - 7.4%
767 - 5.1%
777 - 9.6%
Engines - 12.8%
Airbus - 9.2%
Aftermarket - 25.1%
Other - 12.7%)


Products
-    Primary and secondary flight control actuation
-    Flight control servovalves
-    Digital engine control servovalves

Major Programs & Applications
Primary Flight Controls and Spoilers:
-    747, 757, 777, A330/A340, Citation X

Autopilot Actuators:
-    747, 767

Leading Edge Rotary Actuators:
-    777

Flight Control Servovalves:
-    Boeing, Airbus, IPTN-250, regional jets

Trailing Edge Flap System:
-    Gulfstream IV, Challenger

Digital Engine Control Servovalves:
-    CF-6, GE90, V2500, Rolls Royce RB211 and Trent, AlliedSignal
     APU's

Competitive Advantages
- Extensive experience in design and production of primary and secondary flight control actuators and components
- Product innovation for advanced flight controls, engine controls and active vibration controls
-    World-class manufacturing capability
-    Focused, highly responsive aftermarket support organization
-    Skilled, experienced and dedicated workforce

Competitors
-    Parker Hannifin, Teijin Seiki, Curtiss-Wright, Dowty,
     Sundstrand

Market Developments
-    Production rate increases at Boeing and Airbus
- Airline traffic is projected to grow at a rate of 5% per year over the next 20 years
-    Trent 500/600 series begins development

Strategies & Initiatives
-    Align business plans with customer objectives
- Dramatically reduce development cycle time to benefit airframe design
-    Continue pursuit of cost reduction opportunities
- Find appropriate transfer of military technology to commercial applications



Satellites & Launch Vehicles

14% of '97 sales

What was the missile business has become the satellite, launch vehicle and anti-missile business. The number of satellites launched to meet the demand for cellular phones, pagers and direct-to-home TV increases every year.

Anti-missile defense initiatives funded by the Congress have triggered the production start of Standard Missile-2 Block IV and the potential of a Theater High Altitude Air Defense System
(THAADS).


FY98 Forecast Sales = $81 million

(Pie Chart inserted which shows the distribution of 1998 sales by project as follows:

Satellites - 27.0%
Strategic Missiles - 3.7%
Tactical Missiles - 28.9%
Launch Vehicles - 29.0%
Space Vehicles - 11.4%)


Products
- Steering controls for launch vehicles, strategic missiles, and space shuttle
- Thrusters, isolation valves, propulsion system valves and actuation systems for satellites and launch vehicles
- Electric propulsion feed systems for satellite attitude control
-    Thermal control valves

Major Programs & Applications
Satellite Propulsion:
-    HS-601, HS-702, A2100, FS1300, Eurostar 3000

Launch Vehicle Steering Controls:
-    Titan IV, Atlas Centaur, Ariane, Space Shuttle

Tactical Missile Steering Controls:
-    Standard Missile-2 BLK IV, VLASROC, THAADS, Patriot, Aspide,
     Sea Dart, Penguin, Aster 15 and 30, Apache, Storm Shadow,
     Arbizon, MQM 170-B,  C-22 Drone

Space Station Components:
-    Fluid quick disconnects, segment attachment drives

Electric Propulsion:
-    Loral propellant management assembly
-    New Millennium Deep Space One xenon feed system
-    Artemis xenon solenoid valves
-    HS-601 xenon regulator
-    Hughes XIPS

Competitive Advantages
- Extensive experience in design and manufacture of launch vehicle steering controls
- Unparalleled experience in design and manufacture of propulsion control devices
-    Leading edge technology in electric propulsion
-    World class manufacturing capabilities
-    Skilled, experienced and dedicated workforce

Competitors
-    AlliedSignal, HR Textron, Vacco, Wright

Market Developments
- Our customers, Hughes, Lockheed Martin, and Loral, dominate U.S. satellite production
- Big LEO constellations offer unprecedented production rates. Over 1100 satellites will be produced in next 10 years.
- Traditional launch vehicles, Titan, Atlas, Delta, Space Shuttle, continue as workhorses
- Standard Missile-2 BLK IV will be used by the Navy for missile defense
- Theater High Altitude Area Defense (THAADS) still has a potential

Strategies & Initiatives
- Increase capacity and reduce lead time to support accelerated demand
- Develop leading edge technology for satellite and launch vehicle propulsion systems and steering controls
- Support satellite and launch vehicle manufacturers on a worldwide basis


Industrial Hydraulics

27% of '97 sales


Since 1959, when Moog introduced the first industrial servovalve, we have led the way in product technology. By any measure, we are the world's market leader in industrial servovalves. In addition, we produce high performance long stroke actuators for motion platforms and turbine control actuators for industrial gas turbines.


FY98 Forecast Sales = $120 million

(Pie Chart inserted which shows the distribution of 1998 sales by geographic region:

U.S. - 36.1%
U.K. - 8.7%
Germany - 18.6%
Japan - 13.8%
Pacific Rim - 6.2%
Scandinavia - 4.1%
France - 4.4%
Italy - 7.0%
Other - 1.1%)


Products
-    Servovalves and proportional valves
-    Electrical and mechanical feedback
-    Direct drive, nozzle-flapper, servojet

-    Low friction, long stroke actuators for flight simulators
-    Servo-controlled valve assemblies for turbines
-    Closed loop motion control subsystems

Major Applications
- Electrical feedback servovalves for control of clamp and injection operations on plastic injection molding equipment
- Mechanical feedback and direct drive valves for parison control in plastic blow molding machines and for control of nip load in paper machinery
- Fuel metering, steam bypass and override control servovalves for gas and steam turbines
- Hydraulic position control actuators and servovalves for fatigue testing systems
- Direct drive and electrical feedback valves for precise positioning in saw mills
- Electrical and mechanical feedback servovalves for gauge coil box, side guide and camcoiler control of steel and aluminum processing equipment
- Control loading and motion platform actuators for full flight simulators

Competitive Advantages
-    Leading edge technology for 38 years
- Unmatched, worldwide application engineering to optimize custom solutions
- Worldwide engineering, manufacturing, support and service facilities
-    Skilled, experienced and dedicated workforce

Competitors
-    Bosch, Rexroth

Market Developments
-    Increased global demand, including developing economies
-    Consistent pressure to reduce lead time

Strategies & Initiatives
-    Continue development of leading edge technology
-    Pursue forward integration of products in key end markets
-    Consolidate production in global manufacturing centers
-    Focus factories and processes to shorten lead times
- Further expansion and focus on global locations for support and service



Industrial Electronics & Electric Drives

11% of '97 sales


The growth areas in the drives business have been the specialties. In '97 we began producing entertainment simulators for MCA-Universal and electric drives used on the automatic ammunition loader for a German howitzer. Both of these product lines have the potential for a big commercial future.

FY98 Forecast Sales = $53  million

(Pie Chart inserted which shows the distribution of 1998 sales by project as follows:

Electric Drives - 35.3%
Military Vehicles - 20.0%
Plastics Controls - 10.4%
Motion Simulators - 17.0%
Other - 17.3%)


Products
-    Brushless D.C. servomotors and digital motor controllers
-    Electronic controls for injection machines
-    Electronic controls for specialized automated machinery
-    Electromechanical servoactuators
-    Ruggedized high-torque drives for military vehicles

Major Applications
- Electric drives for assembly robots, brush making machines, material handling robots and packaging machines
- Full performance total machine control for injection molding and blow molding
- Custom-tailored controls for Tuftco carpet tufting and scrolling machine
- Four and six-degree-of-freedom motion platforms with capacities between 2,000 and 13,000 pounds
- Electric azimuth and elevation gun control, ammunition-handling, and radar platform control for military and naval vehicles.
-    Tilting controls for high speed trains

Competitive Advantages
-    Highest power density of available brushless D.C.
     servodrives
- Full range of capability in total machine control for injection molding and blow molding
-    High reliability in electrically actuated motion platforms
- Demonstrated experience in electric gun controls for military vehicles

Competitors
-    Indramat, Pacific Scientific, Barber Colman, Siemens,
     Gefran, Control Techniques, Kollmorgen, CAD Gage Textron

Market Developments
- Moog electric simulators lead the field in both entertainment and training
-    Wegmann howitzer production starts
-    Spares and warranty contract signed for PzH2000
-    Military vehicle technology is applied to high-speed trains

Strategies & Initiatives
- Focus on development of specialized electromechanical actuation systems

- Refine product design and reduce costs to improve profitability in electric drives
-    Broaden worldwide distribution of plastics machine controls
-    Broaden product range in electric motion simulators


Worldwide Locations:

Moog Inc.
Headquarters
East Aurora, New York, USA

Moog Australia
Pty., Ltd
Mulgrave, Australia

Moog Buhl Automation
Copenhagen, Denmark

Moog Controls
Corporation
Baguio City, Philippines

Moog Controls
Hong Kong Ltd.
Hong Kong

Moog Controls
(India) Pvt. Ltd.
Bangalore, India

Moog Controls Ltd.
Tewkesbury,
England

Moog do Brasil
Controles Ltda.
Sao Paulo,
Brazil

Moog OY
Espoo, Finland

Moog Sarl
Rungis,
France

Moog GmbH
Boblingen, Germany

Moog Ltd.
Ringaskiddy, Ireland

Moog Italiana S.r.l.
Malnate,
Italy

Moog Japan Ltd.
Hiratsuka, Japan

Moog Korea Ltd.
Kwangju-Kun, Korea

Moog Singapore
Pte. Ltd.
Singapore

Moog Sarl
Sucursal En Espana
Orio, Spain

Moog Norden A.B.
Askim, Sweden

Moog-Hydrolux
Hydraulic Systems LLC
East Aurora, New York, USA


Directors and Officers:

Robert T. Brady
Chairman of the Board
Chief Executive Officer
President
Director

Richard A. Aubrecht
Vice Chairman of the Board
Vice President
Director

Robert R. Banta
Executive Vice President
Chief Financial Officer
Assistant Secretary
Director

William P. Burke
Treasurer

Warren B. Cutting
Director Emeritus
Business Consultant

John B. Drenning
Secretary
Partner, Phillips Lytle

Joe C. Green
Executive Vice President
Chief Administrative Officer
Director

John D. Hendrick
Director
President,
Okuma Machinery Inc.

Philip H. Hubbell
Vice President

Stephen A. Huckvale
Vice President

Robert H. Maskrey
Vice President

Kenneth J. McIlraith
Director
Retired Banking Executive

Albert F. Myers
Director
Treasurer,
Northrop Grumman

Peter P. Poth
Director
Retired Executive

Richard C. Sherrill
Vice President

Arthur S. Wolcott
Director
Chairman,
Seneca Foods Corporation

                                                  Exhibit 23(ii)


                 CONSENT OF INDEPENDENT AUDITORS



The Board of Directors
Moog Inc.:


We consent to incorporation by reference in the Registration Statements (No. 33-62968, 33-36722, 33-36721, 33-33958, 33-20069
and 33-57131) on Form S-8 of Moog Inc. of our report dated November 10, 1997, relating to the consolidated balance sheets of Moog Inc. and subsidiaries as of September 27, 1997 and September 30, 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows and related schedule for each of the years in the three-year period ended September 27, 1997, which report appears in the September 27, 1997 annual report on Form 10-K of Moog Inc.



                                   KPMG Peat Marwick LLP


Buffalo, New York
November 21, 1997

                  [Cooper & Lybrand Letterhead]



Moog Inc.
East Aurora
New York  14052
U.S.A.

               Consent of Independent Accountants


We consent to the incorporation by reference in the Registration Statement of Moog Inc. on Form S-8 of our report dated
14 November 1997 on our audits of the financial statements of Moog Controls Limited (a wholly owned subsidiary of Moog Inc) as of September 30, 1997 and 1996 and for the years then ended, which report is included in the Annual Report on Form 10-K of Moog Inc.


/s/ Coopers & Lybrand
Gloucester, UK
Date 19 November 1997

                 [Coopers & Lybrand Letterhead]



MOOG Inc.
East Aurora, New York 14052-0018
U.S.A.


                Consent of Independent Auditors'


          We consent to the incorporation by reference in the Registration Statement of Moog Inc. on Form S-8 of our report dated November 10, 1997 on our audits of the consolidated financial statements of MOOG GmbH (a wholly-owned subsidiary of MOOG Inc.) and subsidiary as of September 30, 1997, 1996 and 1995 and for the years then ended, which report is included in this Annual Report on Form 10-K of Moog Inc.

Stuttgart Germany
November 19, 1997


Coopers & Lybrand

                 [Coopers & Lybrand Letterhead]

                                             10 November 1997


MOOG Inc.
East Aurora, New York 14052-0018
United States of America

                  Independent Auditors' Report

Board of Directors
MOOG Inc.

We have audited the consolidated balance sheets of MOOG GmbH (a wholly-owned subsidiary of MOOG Inc.) and subsidiary as of September 30, 1997, 1996 and 1995, and the related consolidated statements of earnings and retained earnings and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require, that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of MOOG GmbH and subsidiary as of September 30, 1997, 1996, 1995 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental Schedules are presented for purposes of additional analysis and are not required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements as it relates to the required footnote disclosure and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


Coopers & Lybrand
Stuttgart/Germany

                 [Coopers & Lybrand Letterhead]

                              14 November 1997
The Board of Directors
Moog Inc.
East Aurora
New York
14052-0018
USA

Dear Sirs

Independent Auditors' Report

We have audited the consolidated balance sheets of Moog Controls Limited (a wholly-owned subsidiary of Moog Inc.) and subsidiaries as at September 30, 1997 and 1996 and the related consolidated statement of earnings and retained earnings and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Controls Limited and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental information in Schedules 1 through 25 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as whole.

/s/ Coopers & Lybrand
Chartered Accountants
Gloucester, UK
14 November 1997

                                                       Exhibit 27


[ARTICLE]                                          5

[PERIOD-TYPE]                               12 - MOS
[FISCAL-YEAR-END]                    SEP - 27 - 1997
[PERIOD-END]                         SEP - 27 - 1997
[CASH]                                         6,800
[SECURITIES]                                       0
[RECEIVABLES]                                161,648
[ALLOWANCES]                                 (1,594)
[INVENTORY]                                  103,866
[CURRENT-ASSETS]                             294,707
[PP&E]                                       317,372
[DEPRECIATION]                             (185,263)
[TOTAL-ASSETS]                               490,563
[CURRENT-LIABILITIES]                        107,186
[BONDS]                                      221,577
[COMMON]                                      56,653
[PREFERRED-MANDATORY]                              0
[PREFERRED]                                      100
[OTHER-SE]                                    57,438
[TOTAL-LIABILITY-AND-EQUITY]                 490,563
[SALES]                                      455,929
[TOTAL-REVENUES]                             457,494
[CGS]                                        315,380
[TOTAL-COSTS]                                315,380
[OTHER-EXPENSES]                              18,447
[LOSS-PROVISION]                                 882
[INTEREST-EXPENSE]                            22,675
[INCOME-PRETAX]                               19,579
[INCOME-TAX]                                   5,973
[INCOME-CONTINUING]                           13,606
[DISCONTINUED]                                     0
[EXTRAORDINARY]                                    0
[CHANGES]                                          0
[NET-INCOME]                                  13,606
<EPS-PRIMARY                                    1.88
[EPS-DILUTED]                                      0