Form 10-Q
period 1997-12-31
MOOG INC
filed 1998-02-13
CIK 67887

_________________________________________________________________

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  1-5129


                            MOOG INC.
     (Exact name of registrant as specified in its charter)


          New York State                      16-0757636
_______________________________________________________________________
(State or other jurisdiction of    (I.R.S. employer identification no.)
  incorporation or organization)

         East Aurora, New York                         14052-0018
______________________________________________________________________
  (Address of principal executive offices)             (Zip code)


     Telephone number including area code:   (716) 652-2000

________________________________________________________________
      Former name, former address and former fiscal year,
                  if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X  ]   No

The number of shares outstanding of each class of common stock as of February 6, 1998 were:

Class A Common Stock, $1.00 par value        7,247,465  shares
Class B Common Stock, $1.00 par value        1,599,386  shares

_________________________________________________________________

                            MOOG INC.
                  QUARTERLY REPORT ON FORM 10-Q

                        TABLE OF CONTENTS




                                                             Page

PART I.   FINANCIAL INFORMATION                             3-13

  Item 1. Consolidated Condensed Balance Sheets
          December 31, 1997 and September 27, 1997             3

          Consolidated Condensed Statements of Earnings
          Three Months Ended December 31, 1997 and 1996        5

          Consolidated Condensed Statements of Cash Flows
          Three Months Ended December 31, 1997 and 1996        6

          Notes to Consolidated Condensed Financial
          Statements                                           8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations       11


PART II.  OTHER INFORMATION                                   17

SIGNATURES                                                    18

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                            MOOG INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                     (dollars in thousands)
_________________________________________________________________
                               Unaudited             Audited
                                   As of               As of
                              December 31,        September 27,
(dollars in thousands)             1997                1997
________________________________________________________________

ASSETS
 CURRENT ASSETS
  Cash and cash equivalents   $      4,824        $       6,800
  Receivables                      162,161              160,054
  Inventories (note 2)             102,017              103,866
  Deferred income taxes             19,273               18,935
  Prepaid expenses and other
   current assets                    5,979                5,052
                              ------------         ------------
     TOTAL CURRENT ASSETS          294,254              294,707

  PROPERTY, PLANT AND EQUIPMENT,
   net                             131,877              132,109
  GOODWILL, net                     48,981               49,626
  OTHER ASSETS                      13,428               14,121
                              ------------        -------------
  TOTAL ASSETS                $    488,540        $     490,563
                              ============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Notes payable               $      2,737        $       1,323
  Current installments of
   long-term debt                   13,965               15,345
  Accounts payable                  23,652               23,860
  Accrued salaries, wages and
   commissions                      24,969               28,747
  Contract loss reserves             7,078                8,170
  Accrued interest                   5,325                7,253
  Federal, state and foreign
   income taxes                      6,292                5,419
  Other accrued liabilities         11,519               10,439
  Customer advances                  7,788                6,630
                              ------------        -------------
     TOTAL CURRENT
     LIABILITIES                   103,325              107,186

  LONG-TERM DEBT, excluding
   current installments
   Senior debt                     100,765              101,577
   Senior subordinated notes       120,000              120,000

  OTHER LONG-TERM LIABILITIES       47,250               47,609
                              ------------        -------------
     TOTAL LIABILITIES             371,340              376,372
                              ------------        -------------

SHAREHOLDERS' EQUITY (note 4)
  Preferred stock                      100                  100
  Common stock                       9,134                9,134
  Other shareholders' equity       107,966              104,957
                              ------------        -------------
    TOTAL SHAREHOLDERS' EQUITY     117,200              114,191
                              ------------        -------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY        $    488,540        $     490,563
                              ============        =============


See accompanying Notes to Consolidated Condensed Financial
Statements.

                            MOOG INC.
          CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                           (Unaudited)
          (dollars in thousands except per share data)







                                   Three Months Ended
                                       December 31,
                              1997                     1996
                         --------------           --------------

NET SALES                $    126,118             $     103,850
OTHER INCOME                      352                       519
                         ------------             -------------
                         $    126,470             $     104,369
                         ------------             -------------

COSTS AND EXPENSES
  Cost of sales                89,110                    70,799
  Research and development      5,126                     4,201
  Selling, general and
     administrative            19,918                    19,519
  Interest                      5,911                     5,357
  Other expenses                  394                       267
                         ------------             -------------
                              120,459                   100,143
                         ------------             -------------

EARNINGS BEFORE
  INCOME TAXES                  6,011                     4,226

INCOME TAXES                    2,104                     1,267
                         ------------             -------------

NET EARNINGS             $      3,907             $       2,959
                         ============             =============

NET EARNINGS
  PER SHARE (note 3)
  Basic                  $        .55             $         .42
                         ============             =============
  Diluted                $        .53             $         .41
                         ============             =============

AVERAGE COMMON SHARES
  OUTSTANDING (note 3)
  Basic                     7,051,612                 6,984,043
                         ============             =============
  Diluted                   7,312,835                 7,230,196
                         ============             =============


See accompanying Notes to Consolidated Condensed Financial
Statements.

                                 MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (dollars in thousands)


                                                Three Months Ended
                                                   December 31,
                                             1997               1996
                                        ------------        -------------

CASH FLOWS FROM
  OPERATING ACTIVITIES
  Net earnings                          $     3,907          $     2,959
  Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
    Depreciation and amortization             5,602                5,169
    Other                                    (7,099)              (7,313)
                                        ------------        -------------
    NET CASH PROVIDED BY OPERATING
      ACTIVITIES                              2,410                  815
                                        ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of businesses                      -              (48,589)
  Purchase of property, plant
   and equipment                             (4,428)              (3,656)
  Other                                         516                  250
                                        ------------        -------------
    NET CASH USED BY INVESTING
      ACTIVITIES                             (3,912)             (51,995)
                                        ------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from notes payable             1,904                   74
  Net proceeds from revolving
    lines of credit                               -               52,000
  Proceeds from issuance of long-term
    debt                                      2,016                4,188
  Payments on long-term debt                 (4,105)              (2,589)
  Other                                        (254)                (410)
                                        ------------        -------------
     NET CASH (USED) PROVIDED BY
       FINANCING ACTIVITIES                    (439)              53,263
                                        ------------        -------------

Effect of exchange rate changes on cash         (35)                  21
                                        ------------        -------------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           (1,976)               2,104
Cash and cash equivalents at
  beginning of period                         6,800                9,639
                                        ------------        -------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                             $     4,824             $ 11,743
                                        ============        =============

CASH PAID FOR:
  Interest                              $     8,060             $  7,472
  Income taxes                                1,234                1,208

NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Leases capitalized,
    net of leases terminated            $       117             $      -





See accompanying Notes to Consolidated Condensed Financial Statements.

                            MOOG INC.
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              THREE MONTHS ENDED DECEMBER  31, 1997
                           (Unaudited)
                     (dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of December 31, 1997 and the results of its operations and cash flows for the three months ended December 31, 1997 and 1996. The results of operations for the three months ended December 31, 1997 and 1996 are not necessarily indicative of the results expected for the full year.

2.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:

                                   December 31,     September 27,
                                       1997             1997
                                       ----             ----

Raw materials and purchased parts    $ 28,056          $ 28,933
Work in process                        63,398            64,502
Finished goods                         10,563            10,431
                                     --------          --------
                                     $102,017          $103,866
                                     ========          ========
3.   Earnings Per Share

During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. The Company has restated its earnings per share for prior periods.

The number of shares and earnings used in the Company's basic and diluted earnings per share computations are as follows:

                                                       Three Months Ended
                                        December 31, 1997                 December 31, 1996
                                   ----------------------------     -----------------------------
                                                      Per Share                        Per Share
                                   Income    Shares    Amount       Income    Shares     Amount
Net earnings                       $3,907                           $2,959
Less: Preferred stock dividends        (2)                             (2)
                                   -------                         -------

Basic EPS
Earnings available to common
  stockholders                      3,905    7,051,612    $.55      2,957   6,984,043      $.42
                                                          ====                             ====

Effect of Dilutive Securities
Stock options                                  253,077                        237,568
Convertible preferred stock             2        8,146                  2       8,585
                                   _______   _________            _______   _________

Diluted EPS
Earnings available to common
  stockholders                     $3,907    7,312,835    $.53     $2,959   7,230,196      $.41
                                   =======   =========  ======     ======   =========     =====


See Note 5 for discussion of subsequent events related to common stock.



4.   Shareholders' Equity

The changes in shareholders' equity for the three months ended
December 31, 1997 are summarized as follows:

                                            Number of Shares
                                            ----------------
                                                     Class A     Class B
                                         Preferred   Common      Common
                              Amount       Shares    Stock       Stock
                              ------     ---------   -------     -------
PREFERRED STOCK
Beginning and end of period   $   100    100,000
                              -------
COMMON STOCK
Beginning of period             9,134                6,635,936   2,498,187
Conversion of Class B to
  Class A                           -                   20,000     (20,000)
                              -------                ---------   ---------
End of period                   9,134                6,655,936   2,478,187
                              -------                ---------   ---------
ADDITIONAL PAID-IN CAPITAL
Beginning of period            47,519
Issuance of Treasury shares
  at less than cost               (84)
                              -------
End of period                  47,435
                              -------
RETAINED EARNINGS
Beginning of period            88,422
Net earnings                    3,907
Preferred stock dividends          (2)
                              -------
End of period                  92,327
                              -------

TREASURY STOCK
Beginning of period           (30,967)   (5,114)      (1,186,221) (892,101)
Treasury stock issued             480         -           19,050    17,000
                              -------    ------      -----------  ---------
End of period                 (30,487)   (5,114)      (1,167,171) (875,101)
                              -------    -------     -----------  ---------
EQUITY ADJUSTMENTS
Beginning of period               977
Foreign currency translation   (1,627)
                              -------
End of period                    (650)
                              -------

LOAN TO SAVINGS AND STOCK
  OWNERSHIP PLAN (SSOP)
Beginning of period              (994)
Net change in loan to SSOP        335
                              -------
End of period                    (659)
                              -------
TOTAL SHAREHOLDERS'           --------   --------    ----------  ---------
EQUITY                        $117,200     94,886    5,488,765   1,603,086
                              --------   --------    ----------  ---------

5.   Subsequent Events

On January 29, 1998, the Company completed an offering of Class A shares at $34.375 per share. The offering consisted of 1,700,000 previously unissued shares sold by the Company and 300,000 existing shares sold by the Moog Inc. Employee's Retirement Plan (Moog Retirement Plan). In addition, on February 5, 1998, an additional 55,000 previously unissued Class A shares were sold pursuant to an over-allotment option exercised by the underwriters of the offering.

On February 3, 1998, the Company acquired the net assets of Schaeffer Magnetics, Inc. (Schaeffer), a leading supplier to the space industry of motion control devices and systems with annual revenues of approximately $20 million. The purchase price was $21.7 million.

The proceeds to the Company from the offering of approximately $57 million were used to repay amounts outstanding under the Company's U.S. Revolving Credit and Term Loan Facility and will be used for smaller strategic acquisitions such as the purchase of net assets of Schaeffer. The Company did not receive any proceeds from the sale of shares by the Moog Retirement Plan.


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Overview

Moog Inc. is a leading worldwide designer and manufacturer of a broad range of high performance, precision motion and fluid control products and systems for aerospace and industrial markets.

The Company has five principal product lines. Commercial Aircraft, Military Aircraft and Satellites and Launch Vehicles are collectively referred to as Aerospace Controls. Industrial Hydraulics and Electronics and Drives are collectively referred to as Industrial Controls.

The Company is organized into two segments: Domestic Controls and International Controls. Domestic Controls primarily focuses on North American markets, with the majority of its sales in aerospace-related product lines. International Controls is focused on markets in Europe and the Asian-Pacific with the majority of sales in industrial product lines.

Results of Operations

Consolidated

Moog's net sales for the first quarter of fiscal 1998 were $126.1 million, up $22.3 million, or 21%, from the comparable quarter last year. The improvement can be broken down as follows: $17.3 million in Aerospace Controls and $5.0 million in Industrial Controls. The sales improvement in Aerospace Controls was led by volume increases in Commercial Aircraft, particularly related to controls for Boeing airplanes. Increased demand of controls for launch vehicles and anti-missile defense systems improved sales in the Satellites and Launch Vehicles product line, while initial production on certain military programs contributed to sales growth in the Military Aircraft product line. Sales improvement in Industrial Controls resulted primarily from the acquisition in October 1996 of Moog Controls Inc. (the U.S. Industrial Hydraulics Business). Sales gains for Industrial Controls in the international markets where Moog operates were, for the most part, offset by exchange rate fluctuations, particularly in Germany and Japan. The effect on Industrial Controls sales of the decline in the value of the applicable foreign currencies relative to the U.S. dollar was approximately 7% in fiscal 1998 versus fiscal 1997, or approximately $3 million.

Cost of sales for the first quarter of fiscal 1998 was 70.7% of net sales as compared to 68.2% of net sales last year. The increase as a percentage of sales is primarily due to adjustments related to favorable cost experience on long-term contracts in the Military Aircraft product line made in the first quarter of fiscal 1997, which led to higher margins, a decline in the current quarter of commercial and military aftermarket sales as a percentage of total sales and a shift of costs from selling, general and administrative last year to cost of sales this year for aerospace engineering efforts related to bid and proposal work in fiscal 1997.

Selling, general and administrative expenses were $19.9 million, or 15.8% of net sales, in the first quarter of fiscal 1998, compared to $19.5 million, or 18.8% of net sales, in fiscal 1997. The decrease as a percentage of sales is principally due to growth in sales, in addition to a shift to cost of sales in fiscal 1998 of aerospace engineering efforts that were focused on bid and proposal work in fiscal 1997.

Interest expense increased by $.6 million to $5.9 million in the first quarter of fiscal 1998 primarily due to the additional indebtedness associated with the acquisition of the U.S.
Industrial Hydraulics Business during the first quarter of fiscal
1997.

The effective tax rate in the first quarter of fiscal 1998 was 35% compared to 30% in the same period last year. The 30% rate in the prior year reflects higher foreign tax credit benefits resulting from distributions of earnings from the Company's German subsidiary.

During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS except that the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. The Company has restated its earnings per share for prior periods.

For the three months ended December 31, 1997, the Company's net earnings increased 32% to $3.9 million as compared to $3.0 million in the same period last year. Basic earnings per share increased to $.55 in the first quarter of fiscal 1998 compared to $.42 in the same period last year, while diluted earnings per share was $.53 in fiscal 1998 compared to $.41 in fiscal 1997.

Segment Operating Review

(dollars in thousands)
                                        Three Months Ended
                                           December 31,
                                        1997          1996
DOMESTIC CONTROLS

Net sales
     Aerospace                       $ 76,369       $ 60,334
     Industrial                        16,654         12,149
                                     --------       --------
                                       93,023         72,483
Intersegment sales                      4,499          2,256
                                     --------       --------
     Total sales                     $ 97,522       $ 74,739
                                     ========       ========

Operating profit                     $ 12,122       $  9,132

Backlog                               240,486        217,595


INTERNATIONAL CONTROLS

Net sales
     Aerospace                       $  6,949       $  5,665
     Industrial                        26,146         25,702
                                     --------       --------
                                       33,095         31,367
Intersegment sales                      2,393          1,817
                                     --------       --------
     Total sales                     $ 35,488       $ 33,184
                                     ========       ========

Operating profit                     $  2,028       $  2,211

Backlog                                47,997         43,749

CONSOLIDATED

Net sales
     Aerospace                       $ 83,318       $ 65,999
     Industrial                        42,800         37,851
                                     --------       --------
                                     $126,118       $103,850
                                     ========       ========
Operating profit                     $ 14,150       $ 11,343

Backlog                               288,483        261,344

Domestic Controls

Domestic Controls net sales increased by $20.5 million to $93.0 million in the current quarter compared to $72.5 million in the same period of the prior year. The 28% improvement reflects increases of $16.0 million in Aerospace Controls and $4.5 million in Industrial Controls. Increased volumes across each of its product lines contributed to the improvement in Aerospace Controls sales. Commercial Aircraft sales increased by approximately $7 million primarily as a result of shipments to Boeing. OEM sales to Boeing increased 43% in the first quarter of fiscal 1998. Sales of Military Aircraft controls increased approximately $5 million due primarily to the F/A-18 E/F and V-22 Osprey. Improved sales in the Satellites and Launch Vehicles product line of approximately $4 million resulted from increased demand for controls for launch vehicles, primarily the Titan IV program and Kistler commercial launch vehicle, and the Standard Missile 2 anti-missile defense system. The improvement in Industrial Controls relates primarily to the acquisition of the U.S. Industrial Hydraulics Business on October 26, 1996.

Operating income for the Domestic Controls segment increased by $3.0 million to $12.1 million (12.4% of segment sales) from $9.1 million (12.2% of segment sales). Industrial Controls accounted for two-thirds of the increase reflecting the sales improvement and higher margins resulting from the continued integration of the U.S. Industrial Hydraulics Business. Aerospace Controls operating profit increased by approximately $1 million.
Increased Aerospace Controls sales and improved margins in the Satellites and Launch Vehicles product line accounted for the increase in dollar terms while margins in Military and Commercial Aircraft were lower due to higher margins in the first quarter of fiscal 1997 as a result of adjustments related to favorable cost experience on certain long-term military contracts and a lower mix of military and commercial aftermarket sales as a percentage of total segment sales.

Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months. Backlog at December 31, 1997 for the Domestic Controls segment was $240.5 million compared with $236.4 million at September 27, 1997 and $217.6 million at December 31, 1996. The increase from a year ago is due to growth in orders related to the Standard Missile 2 anti-missile defense system, the Titan IV launch vehicle, entertainment simulators and the F/A-18 E/F and V-22 Osprey programs.

International Controls

Sales in the International Controls segment increased approximately 6% in the first quarter of fiscal 1998 to $33.1 million as compared to the same period last year despite lower average currency values. Excluding the changes in currency values, fiscal 1998 first quarter sales increased approximately 17%. Sales of Industrial Controls increased approximately $4 million in the first quarter, excluding the foreign exchange impact, primarily on the strength in sales of Industrial

Hydraulics in Germany and Japan, and to a lesser extent, Electronics and Drives in Germany. Sales of Aerospace Controls increased approximately $2 million, excluding foreign exchange, due to higher sales in Japan for tactical missiles and in the United Kingdom for Military Aircraft repairs and engine controls for Commercial Aircraft.

International Controls first quarter operating income was $2.0 million (5.7% of segment sales) as compared to $2.2 million (6.7% of segment sales) in the same period of last year. The decrease as a percentage of segment sales is due to lower industrial margins conservatively reported by the Asian-Pacific companies taking into account potential asset-related exposures associated with the recent devaluation of certain Asian-Pacific currencies.

Backlog at December 31, 1997 for the International Controls segment was $48.0 million, compared with $44.0 million at September 27, 1997 and $43.7 million at December 31, 1996. The increase from a year ago is attributable to growth in orders for electric drives for military ground vehicles and Industrial Hydraulics in Germany offset by lower Aerospace Controls backlog in Japan as a result of completion of certain missile contracts, and approximately $6 million attributable to weaker currencies when translated into the U.S. dollar.


Financial Condition and Liquidity

Cash provided by operating activities was $2.4 million in the first quarter of fiscal 1998 compared to $.8 million in the same period a year ago. The increase is due primarily to improved earnings as adjusted for non-cash expenses and charges.

Long-term senior debt at December 31, 1997 was $100.8 million compared to $101.6 million at September 27, 1997. The percentage of long-term debt to capitalization decreased to 65.3% at December 31, 1997 from 66% at September 27, 1997.

At December 31, 1997, the Company had $85.9 million of unused borrowing capacity available under short and long-term lines of credit, including $68.0 million from the Company's U.S. Revolving
Credit and Term Loan Facility (the Bank Credit Facility).

Working capital at December 31, 1997 was $190.9 million compared with $187.5 million at September 27, 1997. The current ratio was
2.85 and 2.75 at December 31, 1997 and September 27, 1997, respectively. The increase in working capital is due primarily to timing of payments, primarily interest.

Net property, plant and equipment at December 31, 1997 was $131.9 million as compared to $132.1 million at September 27, 1997. Capital expenditures for the first quarter of fiscal 1998 were $4.5 million compared with depreciation and amortization of $5.6 million. Capital expenditures in the first quarter of fiscal 1997 were $3.7 million compared with depreciation and amortization of $5.2 million. Capital expenditures for fiscal 1998 should approximate $19 million.

Subsequent Events

On January 29, 1998, the Company completed an offering of Class A shares at $34.375 per share. The offering consisted of 1,700,000 previously unissued shares sold by the Company and 300,000 existing shares sold by the Moog Inc. Employee's Retirement Plan (Moog Retirement Plan). In addition, on February 5, 1998, an additional 55,000 previously unissued Class A shares were sold under an over-allotment option exercised by the underwriters of the offering.

On February 3, 1998, the Company acquired the net assets of Schaeffer Magnetics, Inc. (Schaeffer), a leading supplier to the space industry of motion control devices and systems with annual revenues of approximately $20 million. The purchase price was $21.7 million.

The proceeds to the Company from the offering of approximately $57 million were used to repay amounts outstanding under the Company's Bank Credit Facility and will be used for smaller strategic acquisitions such as the purchase of net assets of Schaeffer. The Company did not receive any proceeds from the sale of shares by the Moog Retirement Plan.

Cautionary Statement

Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements under the "Outlook" heading are considered forward looking statements that relate to future operating periods and are subject to important risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, contracting with various governments, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely response to changes in customer needs, and other factors identified in the Company's Securities and Exchange Commission filings including the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 27, 1997.

Outlook

The Company expects to see continued strong revenues in its Aerospace Controls product lines in fiscal 1998 as the long-term Commercial Aircraft outlook remains positive, demand for Satellites and Launch Vehicle products continues to grow with an additional boost from the recent acquisition of Schaeffer, and Military Aircraft modernization programs are entering into initial production. Sales improvement in Industrial Controls is expected to continue on the strength of electric controls for military ground vehicles and entertainment simulators and due to further global integration benefits of the fiscal 1997 acquisition of the U.S. Industrial Hydraulics Business.

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

               None.

Item 5.   Other Information.

               None.

Item 6.   Exhibits and Reports on Form 8-K.

          a.   Exhibits.

               Exhibit 27 - Financial data schedule.

          b.   Reports on Form 8-K.

               The Company filed a report on Form 8-K dated
               December 17, 1997 reporting pursuant to items 5 and 7.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Moog Inc.
                                          (Registrant)


Date:     February 12, 1998   By /S/Robert R. Banta
                                    Robert R. Banta
                                    Executive Vice President
                                    Chief Financial Officer
                                    (Principal Financial Officer)


Date:     February 12, 1998   By /S/Donald R. Fishback
                                    Donald R. Fishback
                                    Controller
                                    (Principal Accounting
                                       Officer)