Form 10-K/A
period 1997-09-27
MOOG INC
filed 1998-03-31
CIK 67887

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

The number of shares of Common Stock outstanding as of the close of business on the latest practicable date, November 10, 1997 was:
Class A 5,469,715 Class B 1,589,086.

The Documents listed below have been incorporated by reference into this Annual Report on Form 10-K:

     (1) Specific sections of the Annual Report to Shareholders for the fiscal year ended September 27, 1997 (the "1996 Annual Report")
     (2) Specific sections of the January 1998 Proxy Statement to Shareholders (the "1998 Proxy")

PART IV
     Item 14 - Exhibits, Financial
               Statement Schedules and
               Reports on Form 8-K

          3.   EXHIBITS

               Exhibit No.

               23   Consent of Accountants

               99   Information, Financial Statements and
                    Exhibits required by Form 11-K for the
                    Moog Inc. Savings and Stock Ownership Plan

                         SIGNATURE PAGE


          The undersigned registrant hereby amends the following items, financial statements and exhibits of its Annual Report for its fiscal year ended September 27, 1997 on Form 10-K as set forth in the pages attached hereto:

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


                                        MOOG INC.


                                        By /s/William P. Burke
                                              William P. Burke,
                                              Treasurer



Dated: March 30, 1998

                            MOOG INC.

                        Index to Exhibits


Exhibit No.    Description                        Page Number

     23        Consent of Accountants                  7

     99        Information, Financial Statements       9
               and Exhibits required by Form 11-K
               for the Moog Inc. Savings and Stock
               Ownership Plan

                           Exhibit 23
                     Consent of Accountants

                 CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Moog Inc.:


We consent to the incorporation by reference in the Registration Statements (No. 33-62968, 33-20069, 33-33958, 33-36722, 33-36721
and 33-57131) on Form S-8 of Moog Inc. of our report dated
March 25, 1998, relating to the statements of net assets available for benefits of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1997 and 1996, and the related statements of changes in net assets available for benefits for the years then ended which report appears in Amendment No. 1 to the Form 10-K of Moog Inc. for the year ended September 27, 1997.

                              /s/ KPMG Peat Marwick LLP



Buffalo, New York
March 30, 1998

                           Exhibit 99
           Moog Inc. Savings and Stock Ownership Plan
               Financial Statements and Schedules

                        MOOG INC. SAVINGS
                    AND STOCK OWNERSHIP PLAN

                              Index




Independent Auditors' Report

Statement of Net Assets Available for Benefits with
  Fund Information as of September 30, 1997

Statement of Net Assets Available for Benefits with
  Fund Information as of September 30, 1996

Statement of Changes in Net Assets Available for
  Benefits with Fund Information for the year ended September 30, 1997

Statement of Changes in Net Assets Available for
  Benefits with Fund Information for the year ended September 30, 1996

Notes to Financial Statements


                                                         Schedule

Item 27a - Schedule of Assets Held for
  Investment Purposes - September 30, 1997                   1

Item 27d - Schedule of Reportable Transactions -
  Year ended September 30, 1997                              2



                          *  *  *  *  *

                        MOOG INC. SAVINGS
                    AND STOCK OWNERSHIP PLAN

               Financial Statements and Schedules

                   September 30, 1997 and 1996


           (With Independent Auditors' Report Thereon)

                  Independent Auditors' Report



The Plan Administrator
Moog Inc. Savings and Stock Ownership Plan:


We have audited the financial statements of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1997 and 1996 and for the years then ended as listed in the accompanying index. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1997 and 1996, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

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


Buffalo, New York
March 25, 1998

                                                            MOOG INC. SAVINGS
                                                        AND STOCK OWNERSHIP PLAN

                                             Statement of Net Assets Available for Benefits
                                                          with Fund Information

                                                           September 30, 1997

                                                  Savings Component                                 Stock Ownership Component
                                ____________________________________________________                _________________________
           Fixed   Money    Common             AlliedSignal
         interest  market   stock    Balanced      stock     Index     Growth    Global    Loan
Assets     fund    fund     fund       fund        fund       fund      fund      fund     fund    Allocated Unallocated   Total
Investments
(note 3):
At fair value:
 Marine Midland
 Bank col-
 lective
 trust
 fund  $       -   3,469,137      -         -         -          -         -         -        -       -          -        3,469,137
 Vanguard
 Windsor
 fund
 (cost of
 $25,805,422)  -        -    36,689,991     -         -          -         -         -        -       -          -       36,689,991
 Fidelity
 Puritan
 fund
 (cost of
 $7,440,765)   -        -         -     8,763,257     -          -         -         -        -       -          -        8,763,257
 AlliedSignal, Inc.
 common stock
 (cost of
 $8,524,845)   -        -         -         -     17,718,505     -         -         -        -       -          -       17,718,505
 Vanguard
 Index
 TR 500
 portfolio
 (cost of
 $1,097,525)   -        -         -         -         -      1,239,489     -         -        -       -          -        1,239,489

 Putnam New
 Opportunities
 fund
 (cost of
 $907,493)      -        -         -          -         -          -    1,093,348    -        -       -          -        1,093,348
 Janus
 World-
 wide fund
 (cost of
 $1,768,372)    -        -         -          -         -          -         -    2,000,129   -       -          -        2,000,129
 Employee
 loans
 receivable     -        -         -          -         -          -         -       -    154,387     -          -          154,387
 Moog Inc.
 Class A
 common
 stock
 (cost of
 $2,465,420)    -        -         -          -         -          -         -       -        -   5,901,141      -        5,901,141
 Moog Inc.
 Class B
 common
 stock
 (cost of
 $6,876,247)    -        -         -          -         -          -         -       -        -  18,333,393 1,724,736    20,058,129
Guaranteed
investment
contracts (at
contract
value)  17,842,865       -         -          -         -          -         -       -        -       -          -       17,842,865
       ___________ _________ __________ _________ __________ _________ _________ _________ _______ __________ _________  __________
Total
Invest-
ments   17,842,865 3,469,137 36,689,991 8,763,257 17,718,505 1,239,489 1,093,348 2,000,129 154,387 24,234,534 1,724,736 124,930,378

Accrued
investment
income           6    15,521         95        10        208         3         2         3    -            18    -           15,866

Cash            -        -       45,922     8,516      5,513       -         -       -        -        14,187        46      74,184
        __________ _________ __________ _________ __________ _________ _________ _________ _______ __________ _________ ___________
Total
assets  17,842,871 3,484,658 36,736,008 8,771,783 17,724,226 1,239,492 1,093,350 2,000,132 154,387 24,248,739 1,724,782 115,020,428

   Liabilities

Note payable
 (note 4)     -         -          -          -          -         -         -         -        -       -     1,046,454  1,046,454
        _________  _________ __________ _________ __________ _________ _________ _________ _______ __________ _________  _________
Net assets
 available
 for bene-
 fits  $17,842,871 3,484,658 36,736,008 8,771,783 17,724,226 1,239,492 1,093,350 2,000,132 154,387 24,248,739   678,328 113,973,974
       =========== ========= ========== ========= ========== ========= ========= ========= ======= ========== ========= ===========
See accompanying notes to financial statements.

                                                            MOOG INC. SAVINGS
                                                        AND STOCK OWNERSHIP PLAN

                                             Statement of Net Assets Available for Benefits
                                                          with Fund Information

                                                           September 30, 1996


                                                  Savings Component                                 Stock Ownership Component
                                ____________________________________________________                _________________________
                      Fixed     Money       Common                 AlliedSignal
                    interest    market      stock      Balanced       stock      Loan
        Assets        fund       fund       fund         fund         fund       fund     Allocated     Unallocated      Total
Investments (note 3):
 At fair value:
  Marine Midland
   Bank collective
   trust fund       $    -        3,615,167      -            -            -         -              -             -       3,615,167
  Vanguard Windsor
   fund (cost of
   $20,594,140)          -            -      24,237,072       -            -         -              -             -      24,237,072
  Fidelity Puritan
   fund (cost of
   $6,142,429)           -            -          -        6,276,365        -         -              -             -       6,276,365
  AlliedSignal,
   Inc.
   common stock
   (cost of
   $9,427,766)           -            -          -            -      15,302,301      -              -             -      15,302,301
  Employee
   loans
   receivable            -            -          -            -            -      342,575           -             -         342,575
  Moog Inc.
   Class A common
   stock (cost of
   $1,650,058)           -            -          -            -            -         -        2,560,972           -       2,560,972
  Moog Inc.
   Class B common
   stock (cost of
   $6,454,158)           -            -          -            -            -         -       10,302,761    1,249,951     11,552,712

 Guaranteed
   investment
   contracts
   (at contract
   value)           16,648,481        -          -            -            -         -            -               -      16,648,481
                    ----------    ---------  ----------   ---------  ----------   -------   ----------     ---------     ----------
      Total
      investments   16,648,481    3,615,167  24,237,072   6,276,365  15,302,301   342,575   12,863,733     1,249,951     80,535,645

Accrued
 invest-
 ment
 income                     14       15,482          24          19         382      -              95            -          16,016

Cash                     -            -          -            -            -         -          15,799           44          15,843
                    ----------    ---------  ----------   ---------  ----------   -------   ----------    ---------      ----------
     Total assets   16,648,495    3,630,649  24,237,096   6,276,384  15,302,683   342,575   12,879,627    1,249,995      80,567,504

      Liabilities
                         -            -          -            -            -         -            -         947,314         947,314
Note payable
   (note 4)         ----------    ---------  ----------   ---------  ----------   -------   ----------    ---------      ----------
  Net Assets
    available
    for benefits    16,648,495    3,630,649  24,237,096   6,276,384  15,302,683   342,575   12,879,627      302,681      79,620,190
                    ==========    =========  ==========   =========  ==========   =======   ==========      =======      ==========


See accompanying notes to financial statements.


                                                            MOOG INC. SAVINGS
                                                        AND STOCK OWNERSHIP PLAN

                                        Statement of Changes in Net Assets Available for Benefits
                                                          with Fund Information

                                                      Year Ended September 30, 1997


                                                  Savings Component                                 Stock Ownership Component
                                ____________________________________________________                _________________________
          Fixed       Money     Common             AlliedSignal
         interest     market    stock     Balanced     stock     Index     Growth   Global   Loan
          fund        fund      fund        fund       fund      fund      fund     fund     fund  Allocated Unallocated   Total

Employee
 contribu-
 tions $ 1,147,247   301,935 2,974,540    916,262       -      135,327   119,590   178,425      -   1,559,304       -     7,332,630
Employer
 contri-
 butions    -         -         -           -           -         -         -         -         -       -       312,689     312,689
Rollover
 contri-
 butions
 (note
 1(a))    642,125     37,931   928,086    405,041       -      220,834   189,330   264,755      -      76,744       -     2,764,846
         ----------   ------   -------    -------  -------     -------   -------   -------   ------   -------   --------  ---------

  Total
  contri-
  butions
  and
  trans-
  fers  1,789,372    339,866 3,902,626  1,321,303       -      356,161   308,920   443,180      -   1,636,048   312,689  10,410,165
        -----------  ------- ---------- ---------  -------     -------   -------   -------   ------ ---------   -------  ----------







Investment
 income:
Interest 1,146,226   193,312       462        230    3,490          25        74        29  17,601        514         4   1,361,967
 Dividends     778      -      667,976    274,034  218,594       7,425       -         -       -          -         -     1,168,807
 Net appre-
 ciation in
 fair
 value of
 invest-
 ments,
 including
 realized
 gains and
 losses        -         -    9,653,745  1,528,798   4,147,353  147,709  185,854   231,757      -   9,916,409    739,420 26,551,045
        ----------   -------  ---------  ---------   ---------   ------- -------   -------  ------  ---------    ------- ----------
Net invest-
ment
income   1,147,004   193,312 10,322,183  1,803,062   4,369,437  155,159  185,928   231,786  17,601  9,916,923    739,424 29,081,819
         ---------   ------- ----------  ---------   ---------  -------  -------   -------  ------  ---------    ------- ----------
Total
addi-
tions    2,936,376   533,178 14,224,809  3,124,365   4,369,437  511,320  494,848   674,966  17,601 11,552,971  1,052,113 39,491,984

Distri-
butions (1,239,348) (232,888)(1,205,371)  (130,892) (1,391,856) (42,440)       -    (2,821)    -    (860,515)       -   (5,106,131)
Interest
Expense       -        -          -            -          -         -          -        -      -          -      (32,069)  (32,069)
Transfers
 among
 funds
 and
 loan
 repay-
 ments    (502,652) (446,281) (520,526)  (498,074)   (556,038)  770,612  598,502 1,327,987(205,789)  676,656   (644,397)         -
          --------  --------  ---------  --------    --------   -------  ------- --------- -------   -------    -------  ---------
Increase
(decrease)
in net
assets
available
for
benefits 1,194,376  (145,991)12,498,912 2,495,399   2,421,543 1,239,492 1,093,350 2,000,132 (188,188) 11,369,112 375,647 34,353,784


Net
assets
available
for
benefits:
 Beginn-
 ing of
 year   16,648,495 3,630,649 24,237,096 6,276,384 15,302,683       -         -        -     342,575 12,879,627  302,681  79,620,190
        ---------- --------- ---------- --------- ---------- --------- --------- ---------  ------- ----------  -------  ----------
 End of
 year  $17,842,871 3,484,658 36,736,008 8,771,783 17,724,226 1,239,492 1,093,350 2,000,132  154,387 24,248,739  678,328 113,973,974
        ========== ========= ========== ========= ========== ========= ========= =========  ======= ========== =======  ===========


                                                            MOOG INC. SAVINGS
                                                        AND STOCK OWNERSHIP PLAN

                                        Statement of Changes in Net Assets Available for Benefits
                                                          with Fund Information

                                                      Year Ended September 30, 1996

                                                     Savings Component                                 Stock Ownership Component
                                   ____________________________________________________                _________________________
                    Fixed       Money       Common                   AlliedSignal
                  interest      market      stock       Balanced        stock          Loan
                    fund         fund       fund          fund          fund           fund     Allocated    Unallocated   Total

Employee
 contributions $ 1,237,594     317,609     2,272,644    771,087           -             -       1,303,276          -      5,902,210
Employer
 contributions         -           -             -          -          18,996           -             -        411,155      430,151
Employee
 rollover
 contributions         -           273        38,665     44,561           -             -             919          -         84,418
               -----------     -------     ---------  ---------        ------       --------    ---------     --------    ---------
Total
 contributions   1,237,594     317,882     2,311,309    815,648        18,996           -       1,304,195      411,155    6,416,779
               -----------     -------     ---------  ---------        ------       --------    ---------      -------    ---------
Investment
 income:
 Interest        1,006,729     191,280           812        197         2,149          7,628        1,531          166    1,210,492
 Dividends             -           -         288,291    148,737       263,048            -            -            -        700,076
 Net appreciation
 in fair value
 of investments,
 including
 realized gains
 and losses            -           -       2,467,862    563,696     5,255,583            -      4,305,304      431,123   13,023,568
                ----------    --------     ---------  ---------     ---------      ---------    ---------      -------   ----------
  Net invest-
  ment income    1,006,729     191,280     2,756,965    712,630     5,520,780          7,628    4,306,835      431,289   14,934,136
                ----------     -------     ---------  ---------     ---------      ---------    ---------      -------   ----------
Total additions  2,244,323     509,162     5,068,274  1,528,278     5,539,776          7,628    5,611,030      842,444   21,330,915


Distributions     (892,670)   (301,693)     (794,532)  (334,294)   (2,048,819)       (65,177)    (596,044)         -    (5,033,229)
Interest expense       -           -             -          -             -              -            -        (60,324)    (60,324)
Transfers among
 funds and loan
 repayments        332,526    (294,845)      944,388     59,166      (784,148)      (290,676)     367,223     (378,634)        -
                 ---------    --------      --------    -------     ---------       --------     --------      -------   ---------
Increase
 (decrease)
 in net assets
 available for
 benfits         1,684,179     (42,376)    5,218,130  1,253,150     2,706,809      (348,225)    5,382,209      403,486  16,257,362

Net assets
 (deficit)
 available for
 benefits:
  Begining
  of year       14,964,316   3,673,025    19,018,966  5,023,234    12,595,874       690,800      7,497,418    (100,805) 63,362,828
                ----------   ---------    ----------  ---------    ----------       -------      ---------     -------  ----------

End of year    $16,648,495   3,630,649    24,237,096  6,276,384    15,302,683       342,575     12,879,627     302,681  79,620,190
               ===========   =========    ==========  =========    ==========       =======     ==========     =======  ==========

See accompanying notes to financial statements.

                        MOOG INC. SAVINGS
                    AND STOCK OWNERSHIP PLAN
                  Notes to Financial Statements
                   September 30, 1997 and 1996

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

     On October 26, 1996, the Company acquired the assets and assumed certain liabilities of the industrial hydraulic servocontrols business of International Motion Control Inc.
     (IMC). Pursuant to the terms of the acquisition agreement, the employees of IMC became eligible to participate in the Plan (the IMC Participants) as of that date and were given credit for their past service for the purpose of Plan eligibility.

     During the plan year ended September 30, 1997, the majority of the IMC Participants elected to roll over their accounts into the Plan. The allocation of these funds within the Plan was directed by the IMC Participants.

     (b)  Eligibility

     Effective January 1, 1997, all domestic employees of the Company with six months of service, as defined, are eligible to participate in the Plan.

     (c)  Contributions

     Each eligible employee may make voluntary pre-tax contributions to the Plan in the form of a 1% to 20% salary reductions subject to Internal Revenue Code (IRC) limits.
     Contributions are directed by the participant among the available investment options (note 3).

     The Company matches 25% of employee contributions (the Company Match) allocated towards the purchase of Company common stock. Although the Company Match may be paid in cash or shares of Company common stock, historically, it has been paid in shares of Company common stock. Shares of Company common stock used to satisfy the Company Match may be obtained through unallocated shares owned by the Plan.

     The Company also contributes in cash an amount sufficient to service the Stock Ownership Component's note payable
     (note 6).

     (d)  Participant Accounts

     A separate account is maintained for each Plan participant. Investment income is credited to each participant's account, monthly, in proportion to the average balance of the account to the total average fund balance. Participants' accounts are fully and immediately vested. Once each month participants may transfer all or part of their accounts among investment options except for certain restrictions on funds transferred from the Stock Ownership Component or directly between the Fixed Interest Fund and Money Market Fund.

     (e)  Distributions

     Subject to certain limitations, a participant may withdraw all or part of their account balance upon attainment of age 59-1/2. Distribution of a participant's account balance is also permitted in the event of death, disability, termination of employment or immediate financial hardship, as defined. Distributions are made in cash except for the Company Match and Allied stock which can be distributed in cash or shares.

     (f)  Participant Loans

     Although the Plan has no provisions for participant loans, it accepted the loans outstanding from participants integrated into the Plan in July 1994 as part of the acquisition of certain product lines of Allied Signal Inc. (Allied). These loans will be repaid in accordance with their original terms.

     (g)  Administrative Expenses

     Costs of administering the Plan are borne by the Company.

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

     The financial statements of the Plan are presented on the accrual basis of accounting.

     (b)  Investments

     Investments in the common stock, index, growth, global and balanced funds are reported at fair value based on the quoted market prices of the underlying mutual funds. Investments in Allied and Company stock are reported at fair value determined by reference to quoted market prices. The investment in the money market fund is reported at fair value as determined by Marine Midland Bank based on the quoted market prices of the securities in the fund. Purchases and sales of securities are reported on a "trade date" basis.

     The investment in the fixed interest fund is fully benefit-responsive and is therefore reported at contract value which approximates fair value and which represents the cost of the underlying investment contracts plus interest.

     (c)  Use of Estimates

     In preparing the financial statements, the Plan admin-istrator is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of changes in net assets during the reporting period. Actual results could differ from those estimates.

(3)  Investments

     Marine Midland Bank is the Plan trustee. A description of the assets of the Plan follows:

     Savings Component

     (a) Fixed Interest Fund - Guaranteed investment contracts with insurance companies providing for interest at fixed rates. At September 30, 1997 and 1996, the Fund is comprised of the following contacts:

                                        1997           1996
John Hancock Group Annuity Contract,
  5.6% guaranteed investment contract
  maturing December 1998             $ 3,454,749      4,285,442
Metropolitan Life, 6.3% guaranteed
  investment contract maturing in
  December 1999                        6,892,996          -
CNA Life Insurance Co., 8.0%
  guaranteed investment contract
  maturing in January 1998             7,495,120      7,931,410
John Hancock Group Annuity Contract,
  5.1% guaranteed investment contract
  maturing December 1996                   -          4,431,629
                                     ___________    ___________

                                     $17,842,865    $16,648,481
                                     ===========    ===========

     (b)  Money Market Fund - Collective trust fund of Marine
     Midland Bank invested in short-term money market instruments such as U.S. Treasury bills and insured certificates of deposit with major banks.

     (c)  Common Stock Fund - 1,769,898 and 1,488,763 shares at
     September 30, 1997 and 1996, respectively, of the Vanguard
     Windsor Fund, a professionally managed, diversified common equity mutual fund.

     (d)  Balanced Fund - 448,478 and 380,846 shares at
     September 30, 1997 and 1996, respectively, of the Fidelity
     Puritan Fund, a professionally managed, diversified mutual fund with a balanced investment portfolio.

     (e)  AlliedSignal Stock Fund - 416,906 and 232,293 shares at
     September 30, 1997 and 1996, respectively, of AlliedSignal,
     Inc. common stock. This fund resulted from the transfer of assets for Allied Participants and is not an ongoing investment option for Plan participants.

     (f)  Index Fund - 13,981 shares at September 30, 1997 of the
     Vanguard Index TR 500 Portfolio, a professionally managed, diversified index portfolio.

     (g) Growth Fund - 22,034 shares at September 30, 1997 of the Putnam New Opportunities Fund, a professionally managed, diversified mutual fund.

     (h) Global Fund - 47,195 shares at September 30, 1997 of the Janus Worldwide Fund, a professionally managed, diversified mutual fund.

     (i)  Loan Fund - Loans outstanding from Allied participants
     (note 1).


     Stock Ownership Component

     (a) Moog Inc. Class A Common Stock - 147,991 and 113,821 shares at September 30, 1997 and 1996, respectively, allocated to participant accounts.

     (b)  Moog Inc. Class B Common Stock maintained as follows:

          (i) The trustee holds 470,087 and 445,490 allocated shares at September 30, 1997 and 1996, respectively.

         (ii) The trustee holds 44,224 and 54,052 unallocated shares at September 30, 1997 and 1996, respectively, for eventual allocation (note 4).

At September 30, 1997 the guaranteed investment contracts with Metropolitan Life and CNA Life Insurance Company, common stock, balanced, and AlliedSignal Stock funds each comprise more than 5% of the Plan's net assets available for benefits. The stock ownership component also comprises more than 5% of the Plan's net assets available for benefits.

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

                       September 30, 1997

                                                            Fair or
                                                            contract
Identity of issue        Description         Cost           value

Fixed interest fund:
  John Hancock Group
    Annuity Contract     5.6% guaranteed
                         investment contract
                         maturing on
                         December 1998       $ 3,454,749     3,454,749

Metropolitan Life
  Guaranteed
  Investment Contract    6.3% guaranteed
                         investment contract
                         maturing on
                         December 1998         6,892,996     6,892,996

CNA Insurance Co.
  Guaranteed Investment
  Contract               8.0% guaranteed
                         investment contract
                         maturing in
                         January 1998          7,495,120     7,495,120
                                             -----------    ----------

     Total fixed interest fund                17,842,865    17,842,865

Money Market Fund        Marine Midland Bank*
                         Collective trust      3,469,137     3,469,137

Common Stock Fund        1,769,898 shares of
                         Vanguard Windsor
                         Fund                 25,805,422    36,689,991

Balanced Fund            448,478 shares of
                         Fidelity Puritan
                         Fund                  7,440,765     8,763,257

AlliedSignal, Inc.       416,906 common
                         shares                8,524,845    17,718,505

Index Fund               13,981 shares of
                         Vanguard Index 500
                         Portfolio             1,097,525     1,239,489

Growth Fund              22,034 shares of
                         Putnam New
                         Opportunities Fund      907,493     1,093,348

Global Fund              47,195 shares of
                         Janus Worldwide
                         Fund                  1,768,372     2,000,129

Loan Fund                Employee loans
                         receivable              154,387       154,387

Moog Inc.*               147,991 Class A
                         common shares         2,465,420     5,901,141

Moog Inc.*               514,311 Class B
                         common shares         6,876,247    20,058,129
                                             -----------    ----------

     Total investments                       $76,352,478   114,930,378
                                             ===========   ===========



*Person named is a party-in-interest.

                                            MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN                                  Schedule 2
                                          Item 27d - Schedule of Reportable Transactions
                                                   Year ended September 30, 1997
                                                                                                         Current
                                                                                                         value of
                                                                         Expense                         asset on
                                                                         incurred                        trans-          Net
Identity of               Description             Purchase    Selling     with       Lease    Cost of    action        gain or
party involved            of asset                 price       price     transaction rental   asset      date          (loss)
--------------            -----------             --------    --------   ----------- ------   -------    --------      -------
John Hancock              Group
                          Annuity
                          Contract                $    36,635      -           -        -       36,635      36,635         -

John Hancock              Group
                          Annuity
                          Contract                $     -       4,468,263               -        -        4,468,263    4,468,263

Marine Midland            Short Term
  Bank*                   Investment Fund          15,624,334      -           -        -    15,624,334  15,624,334        -

Marine Midland            Short Term
  Bank*                   Investment Fund               -      15,785,639      -        -    15,785,639  15,785,639        -

Metropolitan              Guaranteed
  Life                    Investment
                          Contract                  7,569,870       -          -        -     7,569,870   7,569,870        -

Metropolitan              Guaranteed
  Life                    Investment
                          Contract                      -         676,874      -        -       676,874     676,874        -

Vanguard Windsor          Stock Mutual
  Fund                    Fund                      6,387,939       -          -        -     6,387,939   6,387,939        -

Vanguard Windsor          Stock Mutual
  Fund                    Fund                     $    -       3,588,765      -        -     1,176,658   3,266,448      322,317
                                                   ==========   =========   =======  ======   =========   =========    =========
*Person named is a party-in-interest.
