Form 10-Q
period 1998-03-31
MOOG INC
filed 1998-05-15
CIK 67887

__________________________________________________________________________

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  1-5129

                                 MOOG INC.
          (Exact name of registrant as specified in its charter)


          New York State                           16-0757636
__________________________________________________________________________
(State or other jurisdiction of              (I.R.S. employer
incorporation or organization)                identification no.)

         East Aurora, New York                     14052-0018
__________________________________________________________________________
(Address of principal executive offices)            (Zip code)

          Telephone number including area code:   (716) 652-2000

__________________________________________________________________________
            Former name, former address and former fiscal year,
                       if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No ___

The number of shares outstanding of each class of common stock as of May 8, 1998 were:

Class A Common Stock, $1.00 par value             7,274,917  shares
Class B Common Stock, $1.00 par value             1,630,086  shares
__________________________________________________________________________

                                 MOOG INC.
                       QUARTERLY REPORT ON FORM 10-Q

                             TABLE OF CONTENTS


                                                                      Page
PART I.   FINANCIAL INFORMATION                                       3-13

     Item 1.   Consolidated Condensed Balance Sheets
               March 31, 1998 and September 27, 1997                  3

               Consolidated Condensed Statements of Earnings
               Three and Six Months Ended March 31, 1998 and 1997     4

               Consolidated Condensed Statements of Cash Flows
               Six Months Ended March 31, 1998 and 1997               5

               Notes to Consolidated Condensed Financial
               Statements                                             6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations          9


PART II.  OTHER INFORMATION                                           14

SIGNATURES                                                            15

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 MOOG INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands)



                                        Unaudited        Audited
                                          As of           As of
                                        March 31,      September 27,
                                          1998             1997
                                        _________      _____________
ASSETS
CURRENT ASSETS
     Cash and cash equivalents          $    6,050     $    6,800
     Receivables                           184,039        160,054
     Inventories (note 2)                  109,471        103,866
     Deferred income taxes                  20,675         18,935
     Prepaid expenses and other current
      assets                                 6,283          5,052
                                        __________     __________
          TOTAL CURRENT ASSETS             326,518        294,707

PROPERTY, PLANT AND EQUIPMENT, net         139,385        132,109
GOODWILL, net (note 3)                      60,795         49,626
OTHER ASSETS                                13,483         14,121
                                        __________     __________
TOTAL ASSETS                            $  540,181     $  490,563
                                        ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                      $    1,960     $    1,323
     Current installments of
      long-term debt                        11,270         15,345
     Accounts payable                       27,266         23,860
     Accrued salaries, wages and
      commissions                           30,329         28,747
     Contract loss reserves                  8,646          8,170
     Accrued interest                        8,151          7,253
     Federal, state and foreign
      income taxes                           7,532          5,419
     Other accrued liabilities              14,315         10,439
     Customer advances                      12,117          6,630
                                        __________     __________
          TOTAL CURRENT LIABILITIES        121,586        107,186

LONG-TERM DEBT, excluding current
 installments
     Senior debt                            72,286        101,577
     Senior subordinated notes             120,000        120,000

OTHER LONG-TERM LIABILITIES                 47,375         47,609
                                        __________     __________
          TOTAL LIABILITIES                361,247        376,372
                                        __________     __________

SHAREHOLDERS' EQUITY (notes 4 and 5)
     Preferred stock                           100            100
     Common stock                           10,889          9,134
     Other shareholders' equity            167,945        104,957
                                        __________     __________
          TOTAL SHAREHOLDERS' EQUITY       178,934        114,191
                                        __________     __________
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $  540,181     $  490,563
                                        ==========     ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                (Unaudited)
               (dollars in thousands except per share data)


                       Three Months Ended     Six Months Ended
                             March 31,             March 31,
                         1998       1997       1998       1997

NET SALES           $  134,511  $  109,805 $  260,629  $  213,655
OTHER INCOME               309         387        661         906
                    __________  __________ __________  __________
                       134,820     110,192    261,290     214,561
                    __________  __________ __________  __________
COSTS AND EXPENSES
 Cost of sales          93,987      74,802    183,097     145,601
 Research and
  development            6,602       4,364     11,728       8,565
 Selling, general and
  administrative        21,477      20,362     41,395      39,881
 Interest                5,241       5,816     11,152      11,173
 Other expenses            344         333        738         600
                    __________  __________ __________  __________
                       127,651     105,677    248,110     205,820
                    __________  __________ __________  __________
EARNINGS BEFORE
 INCOME TAXES            7,169       4,515     13,180       8,741

INCOME TAXES             2,511       1,256      4,615       2,523
                    __________  __________ __________  __________
NET EARNINGS        $    4,658  $    3,259 $    8,565  $    6,218
                    ==========  ========== ==========  ==========

NET EARNINGS PER
 SHARE (note 6)
  Basic             $      .57  $      .47 $     1.12  $     .89
                    ==========  ========== ==========  ==========
  Diluted           $      .55  $      .45 $     1.08  $     .86
                    ==========  ========== ==========  ==========
AVERAGE COMMON
 SHARES OUTSTANDING
 (note 6)
  Basic              8,226,538   6,973,644  7,648,005   6,970,161
                    ==========  ========== ==========  ==========
  Diluted            8,468,491   7,234,975  7,899,593   7,224,574
                    ==========  ========== ==========  ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (dollars in thousands)
                                                       Six Months Ended
                                                           March 31,
                                                      1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                     $ 8,565        $ 6,218
   Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
      Depreciation and amortization                  10,816         10,660
      Other                                         (13,022)        (5,428)
                                                     ______         ______
      NET CASH PROVIDED BY OPERATING ACTIVITIES       6,359         11,450
                                                     ______         ______

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of businesses, net of
     cash acquired (note 3)                         (20,983)       (48,589)
   Purchase of property, plant and equipment        (11,344)        (6,391)
   Other                                              1,026            343
                                                     ______         ______
      NET CASH USED BY INVESTING ACTIVITIES         (31,301)       (54,637)
                                                     ______         ______

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from notes payable                    2,737         (1,834)
   Net (repayments of) proceeds from
    revolving lines of credit                       (27,000)        31,000
   Proceeds from long-term debt                       3,325         18,035
   Payments on long-term debt                       (12,010)        (6,360)
   Proceeds from the sale of common
    stock (note 4)                                   56,935              -
   Other                                                457           (519)
                                                     ______         ______
      NET CASH PROVIDED BY FINANCING ACTIVITIES      24,444         40,322
                                                     ______         ______

Effect of exchange rate changes on cash                (252)           193
                                                     ______         ______
DECREASE IN CASH AND CASH EQUIVALENTS                  (750)        (2,672)
Cash and cash equivalents at beginning of period      6,800          9,639
                                                     ______         ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 6,050        $ 6,967
                                                     ======         ======

CASH PAID FOR:
   Interest                                         $ 9,813        $ 9,142
   Income taxes                                       4,301          2,436

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Leases capitalized, net of leases terminated     $   116        $   196

See accompanying Notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED MARCH 31, 1998
                                (Unaudited)
                          (dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of March 31, 1998, the results of its operations for the three and six months ended March 31, 1998 and 1997 and its cash flows for each of the six month periods ended March 31, 1998 and 1997. The results of operations for the three and six month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results expected for the full year.

2.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:

                                           March 31,     September 27,
                                              1998           1997
     Raw materials and purchased parts     $ 32,004        $ 28,933
     Work in process                         60,469          64,502
     Finished goods                          16,998          10,431
                                           ________        ________
                                           $109,471        $103,866
                                           ========        ========
3.   Acquisition

On February 3, 1998, the Company acquired the net assets of Schaeffer Magnetics, Inc. (Schaeffer), a leading supplier to the space industry of motion control devices and systems with annual revenues of approximately $20,000. The purchase price was $21,700. The acquisition has been accounted for under the purchase method, and accordingly, the operating results of Schaeffer have been included in the Consolidated Condensed Statement of Earnings since the date of acquisition. Goodwill resulting from this acquisition is approximately $12 million, which will be amortized over 30 years.

4.   Stock Offering

On January 29, 1998, the Company completed an offering of Class A shares at $34.375 per share. The offering consisted of 1,700,000 previously unissued shares sold by the Company and 300,000 existing shares sold by the Moog Inc. Employees' Retirement Plan (Moog Retirement Plan). In addition, on February 5, 1998, an additional 55,000 previously unissued Class A shares were sold pursuant to an over-allotment option exercised by the underwriters of the offering.

The net proceeds to the Company from the offering of $56.9 million were used to repay amounts outstanding under the Company's U.S. Revolving Credit and Term Loan Facility and will be used for smaller strategic acquisitions. The Company did not receive any proceeds from the sale of shares by the Moog Retirement Plan.

5.   Shareholders' Equity

The changes in shareholders' equity for the six months ended March 31, 1998 are summarized as follows:
                                                  Number of Shares
                                                    Class A     Class B
                                        Preferred   Common      Common
                              Amount      Shares     Stock       Stock
PREFERRED STOCK
Beginning and end of period   $    100   100,000

COMMON STOCK
Beginning of period              9,134             6,635,936   2,498,187
Sale of common stock             1,755             1,755,000           -
Conversion of Class B to
 Class A                             -                26,100     (26,100)
                              ________             _________   _________
End of period                   10,889             8,417,036   2,472,087
                              ________             _________   _________
ADDITIONAL PAID-IN CAPITAL
Beginning of period             47,519
Sale of common stock, net of
 issuance costs                 55,180
Issuance of Treasury shares at
 less than cost                    (79)
                              ________
End of period                  102,620
                              ________
RETAINED EARNINGS
Beginning of period             88,422
Net earnings                     8,565
Preferred stock dividends           (5)
                              ________
End of period                   96,982
                              ________
TREASURY STOCK
Beginning of period            (30,967)   (5,114) (1,186,221)   (892,101)
Treasury stock issued              992         -      40,850      34,000
Treasury stock purchased           (53)        -      (1,500)          -
                              ________  ________   _________   _________
End of period                  (30,028)   (5,114) (1,146,871)   (858,101)
                              ________  ________   _________   _________
EQUITY ADJUSTMENTS
Beginning of period                977
Foreign currency translation    (2,394)
                              ________
End of period                   (1,417)
                              ________
LOAN TO SAVINGS AND STOCK
  OWNERSHIP PLAN (SSOP)
Beginning of period               (994)
Net change in loan to SSOP         782
                              ________
End of period                     (212)
                              ________
TOTAL SHAREHOLDERS'           ________  ________   _________   _________
  EQUITY                      $178,934    94,886   7,270,165   1,613,986
                              ========  ========   =========   =========

6.   Earnings Per Share

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

The number of shares and earnings used in the Company's basic and diluted earnings per share computations are as follows:



                         Three Months Ended            Six Months Ended
                       March 31,     March 31,       March 31,   March 31,
                         1998          1997            1998       1997
EARNINGS
Earnings available to
 common stockholders -
 Basic                 $  4,656      $   3,257       $  8,560    $  6,213

Add: Preferred stock
     dividends                2              2              5           5
                      _________     __________      _________   _________

Earnings available to
 common stockholders -
 Diluted               $  4,658      $   3,259       $  8,565    $  6,218
                       ========      =========       ========    ========
SHARES
Weighted-average shares
 outstanding - Basic  8,226,538      6,973,644      7,648,005   6,970,161
Stock options           233,807        252,746        243,442     245,828
Convertible preferred
 stock                    8,146          8,585          8,146       8,585
                      _________     __________      _________   _________
Shares outstanding -
 Diluted              8,468,491      7,234,975      7,899,593   7,224,574
                      =========     ==========      =========   =========

BASIC EPS             $     .57     $      .47      $    1.12   $     .89
                      =========     ==========      =========   =========

DILUTED EPS           $     .55     $      .45      $    1.08   $     .86
                      =========     ==========      =========   =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Moog Inc. is a leading worldwide designer and manufacturer of a broad range of high performance, precision motion and fluid control products and systems for aerospace and industrial markets.

Moog's servoactuation systems are critical to the flight control of commercial and military aircraft, positioning satellites, controlling the thrust of space launch vehicles, steering tactical and strategic missiles, and a wide variety of industrial hydraulic and electronic applications that
require the precise control of position, velocity and force.   The
business consists of five principal product lines. Commercial Aircraft, Military Aircraft and Satellites and Launch Vehicles are collectively referred to as Aerospace Controls. Industrial Hydraulics and Electronics and Drives are collectively referred to as Industrial Controls.

At the present time, the operating results of the Company are reported using two segments: Domestic Controls and International Controls. Domestic Controls primarily focuses on North American markets, with the majority of its sales in aerospace-related product lines. International Controls is focused on markets in Europe and the Asian-Pacific, with the majority of sales in industrial product lines. The Company is currently reviewing the requirements of Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt this new standard and revise its segment reporting, if necessary, in fiscal 1999.

Overview

During the current quarter, the Company completed two transactions which helped improve its financial condition and build on its strategy of broadening product lines.

On January 29, 1998, the Company completed an offering of Class A shares at a price of $34.375 per share. The offering consisted of 1,700,0000 previously unissued shares and 300,000 existing shares sold by the Moog Inc. Employees' Retirement Plan (Moog Retirement Plan). In addition, on February 5, 1998, an additional 55,000 previously unissued Class A shares were sold pursuant to an over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company from the offering of $56.9 million were used to repay amounts outstanding under our U.S. Revolving Credit and Term Loan Facility (Bank Credit Facility) and will be used for smaller strategic acquisitions. The Company did not receive any proceeds from the sale of shares by the Moog Retirement Plan.

On February 3, 1998, the Company purchased the net assets of Schaeffer Magnetics, Inc. (Schaeffer), a leading supplier to the space industry of motion control devices and systems with annual revenues of approximately $20 million. The purchase price was $21.7 million.

Results of Operations

Consolidated

Sales in the current quarter were $134.5 million, reflecting an increase of 23% from last year's sales of $109.8 million. We continue to benefit from growth in the commercial airplane market, increased launch vehicle activity, and initial production on large military aircraft and missile programs, which together led to a 27% increase in sales of Aerospace Controls. Increased production of entertainment simulators, electric controls for military vehicles, material test equipment, flight simulators and power generation controls helped increase Industrial Controls sales by 15%, despite a 5% reduction caused by unfavorable exchange rate fluctuations, particularly in Germany and Japan. Sales year-to-date were $260.6 million, an increase of 22% from last year's sales of $213.7
million.   Sales of Aerospace Controls grew 27%  as a result of the factors mentioned above. Industrial Controls sales increased 14% despite a 5% reduction due to currency fluctuations.

Cost of sales for the current quarter was 69.9% of sales as compared to 68.1% last year. On a six month basis, costs of sales was 70.3% in the current year versus 68.1% last year. Cost of sales increased as a percentage of sales for a variety of reasons, each of which was individually small. The mix of business in the current quarter consisted of more lower gross margin Aerospace Controls sales and, within Aerospace Controls, a mix which contained a larger share of lower margin development and production programs. The higher margin aftermarket business represented a lower share of sales reflecting increased sales to original equipment manufacturers. Finally, gross margins were down slightly in the International Controls segment, in part reflecting changes in currency values and lower industrial margins conservatively reported by the Asian-Pacific companies taking into account potential asset-related exposures associated with the recent devaluation of certain Asian-Pacific currencies. Year-to-date, the increase reflects the above mentioned items as well as favorable cost experience in the first quarter of fiscal 1997 on various Military Aircraft programs.

Research and development expenditures increased by $2.2 million in the current quarter to $6.6 million, or 4.9% of net sales, and by $3.2 million year-to-date to $11.7 million, or 4.5% of net sales, primarily due to additional engineering efforts within the Military Aircraft product line related to the development of next generation flight controls.

Selling, general and administrative (SG&A) expenses were $21.5 million, or 16.0% of net sales, in the second quarter of fiscal 1998, compared to $20.4 million, or 18.5% of net sales, in fiscal 1997. Year-to-date SG&A expenses were $41.4 million, or 15.9% of net sales, compared to $39.9 million, or 18.7% of net sales, in the same period last year. The decrease as a percentage of sales in both periods was primarily due to growth in sales, in addition to a shift of costs to production and research and development activities in fiscal 1998 from bid and proposal work in fiscal 1997.

Interest expense decreased by $.6 million to $5.2 million in the current quarter due to lower average borrowings outstanding under the Bank Credit Facility, resulting primarily from the use of proceeds from the equity offering in January.

The effective tax rate in fiscal 1998 was 35% compared to 27.8% in the second quarter of fiscal 1997 and 28.9% for the first half of last year. The prior year tax rates reflect higher foreign tax credit benefits resulting from distributions of earnings from our German subsidiary.

During the first quarter of fiscal 1998, the Company adopted SFAS No. 128 "Earnings per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS except the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. The Company has restated its earnings per share for prior periods.

For the second quarter of fiscal 1998, net earnings increased 43% to $4.7 million compared with $3.3 million last year. Basic earnings per share increased to $.57 in the current quarter compared to $.47 in the same period last year, while diluted earnings per share was $.55 compared to $.45 in fiscal 1997. For the first half of fiscal 1998, net earnings increased 38% to $8.6 million compared with $6.2 million last year. Basic earnings per share increased to $1.12 in fiscal 1998 compared to $.89 in the same period last year, while diluted earnings per share was $1.08 in fiscal 1998 compared to $.86 in fiscal 1997.

Segment Operating Review
(dollars in thousands)
                              Three Months Ended       Six Months Ended
                                   March 31,                March 31,
                              1998         1997         1998       1997
DOMESTIC CONTROLS
     Net sales:
          Aerospace        $ 80,478      $ 62,275    $156,847    $122,609
          Industrial         19,964        14,575      36,618      26,724
                           ________      ________    ________    ________
                            100,442        76,850     193,465     149,333
     Intersegment sales       4,663         3,132       9,162       5,388
                           ________      ________    ________    ________
          Total sales      $105,105      $ 79,982    $202,627    $154,721
                           ========      ========    ========    ========
     Operating profit      $ 12,391      $  9,905    $ 24,513    $ 19,037
     Backlog                258,533       231,561     258,533     231,561

INTERNATIONAL CONTROLS
     Net sales:
          Aerospace        $  6,963      $  6,437    $ 13,912    $ 12,102
          Industrial         27,106        26,518      53,252      52,220
                           ________      ________    ________    ________
                             34,069        32,955      67,164      64,322
     Intersegment sales       2,089         1,787       4,482       3,604
                           ________      ________    ________    ________
          Total sales      $ 36,158      $ 34,742    $ 71,646    $ 67,926
                           ========      ========    ========    ========
     Operating profit      $  2,389      $  2,382    $  4,417    $  4,593
     Backlog                 52,466        40,814      52,466      40,814

CONSOLIDATED
     Net sales:
          Aerospace        $ 87,441      $ 68,712    $170,759    $134,711
          Industrial         47,070        41,093      89,870      78,944
                           ________      ________    ________    ________
                           $134,511      $109,805    $260,629    $213,655
                           ========      ========    ========    ========
     Operating profit      $ 14,780      $ 12,287    $ 28,930    $ 23,630
     Backlog                310,999       272,375     310,999     272,375

Domestic Controls

Domestic Controls net sales increased by $23.6 million to $100.4 million in the current quarter compared to $76.8 million in the same period of the prior year. The 31% improvement reflects increases of $18.2 million in Aerospace Controls and $5.4 million in Industrial Controls. Increased volumes across each of its product lines contributed to the improvement in
Aerospace Controls.   Improved sales in the Satellites and Launch Vehicles
product line of approximately $7 million resulted primarily from increased demand for controls for launch vehicles, primarily on Centaur, the Kistler commercial launch vehicle and the Titan IV program, and the Standard Missile 2 anti-missile defense system. In addition, the Schaeffer
acquisition added $3 million in sales during the quarter.   Sales of
Military Aircraft controls increased approximately $7 million due primarily to initial production on the F/A-18 E/F and V-22 Osprey programs and work on the B-2 program which is nearing completion. Commercial Aircraft sales increased by approximately $4 million primarily as a result of shipments to Boeing. OEM sales to Boeing increased 33% in the second quarter of fiscal 1998. The improvement in Industrial Controls relates primarily to increased demand for entertainment simulators, electric controls for military vehicles, material test equipment, flight simulators and power generation. Year-to-date, sales for the Domestic Controls segment increased 30%. Aerospace Controls increased $34.2 million spread evenly across the three product lines that comprise Aerospace Controls. Industrial Controls sales year-to-date sales increased $9.9 million. Year-to-date increases are attributable to the same factors mentioned above.

Operating income in the current quarter for the Domestic Controls segment increased by $2.5 million to $12.4 million (11.8% of segment sales) from $9.9 million (12.4% of segment sales) last year. Industrial Controls accounted for two-thirds of the absolute dollar increase reflecting the sales improvement described above and higher margins resulting from the continued integration of the U.S. Industrial Hydraulics Business.
Aerospace Controls operating profit increased by approximately $1 million while operating margins declined modestly due to a shift in sales mix to lower margin development and production programs and higher research and development expenditures associated with next generation flight controls and efforts related to low earth orbit satellite constellations. Year-to-date, operating income increased 29% in dollar terms while margins remained at approximately 12%. The increase in dollar terms resulted primarily from increased sales.

Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months. Backlog at March 31, 1998 for the Domestic Controls segment was $258.5 million compared with $236.4 million at September 27, 1997 and $231.6 million at March 31, 1997. The increase from a year ago is due to the current quarter acquisition of Schaeffer and growth in orders related to the Standard Missile 2 anti-missile defense system, the Titan IV launch vehicle and entertainment simulators.

International Controls

Sales in our International Controls segment increased approximately 3% in the second quarter of fiscal 1998 to $34.1 million as compared to last year despite lower average currency values. Excluding the changes in currency values, fiscal 1998 second quarter sales increased approximately 11%. Sales of Industrial Controls increased approximately $2.9 million in the current quarter, excluding the foreign exchange impact, primarily on the strength in sales of Industrial Hydraulics and electric controls for military vehicles in Germany. Sales of Aerospace Controls increased approximately $.7 million, excluding foreign exchange, due to higher sales in Europe of controls for engines and tactical missiles. Year-to date, sales for the International Controls segment increased approximately 4% to $67.2 million versus $64.3 million in fiscal 1997. Excluding the changes in currency values, fiscal 1998 year-to-date sales increased approximately 12%, primarily on the strength of Industrial Hydraulics and electric controls in Germany and engine controls in the United Kingdom.

International Controls second quarter operating margin was 6.6% of segment sales compared to 6.9% in the prior year, while year-to-date the operating margin in fiscal 1998 was 6.2% compared to 6.8% a year ago. Increased sales in both periods was offset by lower industrial margins conservatively reported by the Asian-Pacific companies taking into account potential asset-related exposures associated with the recent devaluation of certain Asian-Pacific currencies.

Backlog at March 31, 1998 for our International Controls segment was $52.5 million, compared with $44.0 million at September 27, 1997 and $40.8 million at March 31, 1997. The increase from a year ago is attributable to growth in orders for electric drives for military ground vehicles and Industrial Hydraulics in Europe.

Financial Condition and Liquidity

Cash provided by operating activities was $6.4 million in the first half of fiscal 1998 compared to $11.5 million in the same period a year ago. The decrease is due primarily to higher receivables within Aerospace Controls associated with long-term contracts.

Long-term senior debt at March 31, 1998 was $72.3 million compared to $101.6 million at September 27, 1997. The percentage of long-term debt to capitalization decreased to 51.8% at March 31, 1998 from 66.0% at September 27, 1997. The decrease in senior debt is due to the use of proceeds from our equity offering during the quarter to paydown amounts outstanding under the Bank Credit Facility, net of amounts used to acquire Schaeffer.

At March 31, 1998, the Company had $113.7 million of unused borrowing capacity available under short and long-term lines of credit, including $100.0 million from the Bank Credit Facility. On April 1, 1998, the Company used $21 million available under the revolving portion of the Bank Credit Facility to payoff the term loan outstanding under the same facility, after which there was $92.7 million in borrowing capacity.

Working capital at March 31, 1998 was $204.9 million compared with $187.5 million at September 27, 1997. The current ratio was 2.69 and 2.75 at March 31, 1998 and September 27, 1997, respectively. Current assets increased by $31.8 million. Receivables increased $24 million primarily due to significant cost input on long-term Aerospace Controls contracts, which are accounted for under long-term percentage-of-completion accounting and, to a lesser extent, $5 million related to the current quarter acquisition of Schaeffer. Inventories increased by $5.6 million primarily due to the impact of increased production activity in response to customer demands. Current liabilities increased $14.4 million as a result of increased customer advances, higher accounts payable resulting from increased throughput and the timing of payments of accrued liabilities.

Net property, plant and equipment at March 31, 1998 was $139.4 million as compared to $132.1 million at September 27, 1997. Capital expenditures for the first half of fiscal 1998 were $11.5 million compared with depreciation and amortization of $10.8 million. Capital expenditures for the same period last year were $6.6 million compared with depreciation and amortization of $10.7 million. The acquisition of Schaeffer added approximately $6 million of property, plant and equipment. Capital expenditures for fiscal 1998 should approximate depreciation and amortization levels.

Goodwill increased to $60.8 million at March 31, 1998 from $49.6 million at September 27, 1997. The increase is due to the acquisition of Schaeffer during the quarter, which resulted in goodwill of approximately $12 million.

Cautionary Statement

Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements under the "Outlook" heading are considered forward looking statements that relate to future operating periods and are subject to important risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, contracting with various governments, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely response to changes in customer needs, and other factors identified in the Company's Securities and Exchange Commission filings including the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 27, 1997 and its Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

Outlook

The Company expects to see continued strong revenues in its Aerospace Controls product lines for the remainder of fiscal 1998 as the Commercial Aircraft outlook remains positive, launch vehicle activity increases and Military Aircraft modernization programs continue with initial production. The acquisition of Schaeffer will add to fiscal 1998 revenues in the satellites market. Sales and operating income growth in Industrial Controls is expected to continue on the strength of electric controls for military ground vehicles, entertainment simulators and power generation, and due to further global integration benefits of the fiscal 1997 acquisition of the U.S. Industrial Hydraulics Business. The Company continues to believe that the financial difficulties being experienced in the Asian-Pacific region will not have a material impact on the Company's results of operations or financial condition due to the Company's geographic and product line diversity.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.
                    None

Item 2.        Changes in Securities.
                    None.

Item 3.        Defaults Upon Senior Securities.
                    None.

Item 4.        Submission of Matters to a Vote of Security Holders.
               a. The Company's Annual Meeting of Shareholders was held on February 11, 1998.

               b. At the Annual Meeting, the nominees to the Board of Directors were elected based upon the following results:

                    Nominee                 For             Against
                    Class B
                      Kraig H. Kayser     1,489,592          6,572
                      Robert H. Maskrey   1,489,997          6,167
                      Albert F. Myers     1,490,615          5,549

                    Class A
                       Robert R. Banta    5,005,124         31,663

               c. KPMG Peat Marwick was ratified to continue as auditors based upon the following votes: Class A: For, 5,024,642; Against, 3,933; Abstain, 8,212;
                    Class B:  For, 1,490,233; Against, 1,915; Abstain,
                    4,016.

               d. The Moog Inc. 1998 Stock Option Plan was approved based upon the following votes: Class A: For, 4,392,487; Against, 134,788; Abstain, 23,391;
                    Class B:  For, 1,357,437; Against, 32,935; Abstain,
                    18,024.

Item 5.        Other Information.
                    None.

Item 6.        Exhibits and Reports on Form 8-K.
               a.   Exhibits.
                    Exhibit 27 - Financial data schedule.

               b.   Reports on Form 8-K.
                    Reports on Form 8-K dated January 26, 1998, February 3, 1998, and February 11, 1998 were filed reporting pursuant to items 5 and 7.

                    Additionally, a report on Form 8-K dated February 5, 1998 was filed reporting pursuant to item 5.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      Moog Inc.
                                                     (Registrant)


Date:     May  13, 1998                 By/S/Robert R. Banta
                                             Robert R. Banta
                                             Executive Vice President
                                             Chief Financial Officer
                                             (Principal Financial Officer)


Date:     May 13, 1998                  By/S/Donald R. Fishback
                                             Donald R. Fishback
                                             Controller
                                             (Principal Accounting Officer)