Form 10-Q
period 1998-06-30
MOOG INC
filed 1998-08-14
CIK 67887

__________________________________________________________________________

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998

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

The number of shares outstanding of each class of common stock as of August 7, 1998 were:

Class A Common Stock, $1.00 par value             7,312,225 shares
Class B Common Stock, $1.00 par value             1,635,959 shares
__________________________________________________________________________

                                 MOOG INC.
                       QUARTERLY REPORT ON FORM 10-Q

                             TABLE OF CONTENTS


                                                                      Page
PART I.   FINANCIAL INFORMATION                                       3-14

     Item 1.   Consolidated Condensed Balance Sheets
               June 30, 1998 and September 27, 1997                   3

               Consolidated Condensed Statements of Earnings
               Three and Nine Months Ended June 30, 1998 and 1997     5

               Consolidated Condensed Statements of Cash Flows
               Nine Months Ended June 30, 1998 and 1997               6

               Notes to Consolidated Condensed Financial
               Statements                                             7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations         11


PART II.  OTHER INFORMATION                                          18

SIGNATURES                                                           19

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 MOOG INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands)



                                        Unaudited        Audited
                                          As of           As of
                                        June 30,       September 27,
                                          1998             1997
                                        _________      _____________
ASSETS
CURRENT ASSETS
     Cash and cash equivalents          $    4,858     $    6,800
     Receivables                           175,523        160,054
     Inventories (note 2)                  118,061        103,866
     Deferred income taxes                  21,169         18,935
     Prepaid expenses and other current
      assets                                 6,465          5,052
                                        ----------     ----------
          TOTAL CURRENT ASSETS             326,076        294,707

PROPERTY, PLANT AND EQUIPMENT, net         139,267        132,109
GOODWILL, net (note 3)                      59,596         49,626
OTHER ASSETS                                13,601         14,121
                                        ----------     ----------
TOTAL ASSETS                            $  538,540     $  490,563
                                        ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                      $    1,299     $    1,323
     Current installments of
      long-term debt (note 7)                4,553         15,345
     Accounts payable                       26,320         23,860
     Accrued salaries, wages and
      commissions                           31,868         28,747
     Contract loss reserves                  9,480          8,170
     Accrued interest                        5,173          7,253
     Federal, state and foreign
      income taxes                           6,425          5,419
     Other accrued liabilities              14,354         10,439
     Customer advances                       9,933          6,630
                                        ----------     ----------
          TOTAL CURRENT LIABILITIES        109,405        107,186

LONG-TERM DEBT, excluding current
 installments
     Senior debt (note 7)                   80,915        101,577
     Senior subordinated notes             120,000        120,000

OTHER LONG-TERM LIABILITIES                 45,742         47,609
                                        ----------     ----------
          TOTAL LIABILITIES                356,062        376,372
                                        ----------     ----------

SHAREHOLDERS' EQUITY (notes 4 and 5)
     Preferred stock                           100            100
     Common stock                           10,889          9,134
     Other shareholders' equity            171,489        104,957
                                        ----------     ----------
          TOTAL SHAREHOLDERS' EQUITY       182,478        114,191
                                        ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $  538,540     $  490,563
                                        ==========     ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                (Unaudited)
               (dollars in thousands except per share data)


                       Three Months Ended     Nine Months Ended
                             June 30,             June 30,
                         1998       1997       1998       1997

NET SALES           $  134,839  $  120,064 $  395,468  $  333,719
OTHER INCOME               440         329      1,101       1,235
                    ----------  ---------- ----------  ----------
                       135,279     120,393    396,569     334,954
                    ----------  ---------- ----------  ----------
COSTS AND EXPENSES
 Cost of sales          94,001      84,041    277,098     229,642
 Research and
  development            6,857       4,420     18,585      12,985
 Selling, general and
  administrative        21,359      20,839     62,754      60,720
 Interest                4,704       5,842     15,856      17,015
 Other expenses            246         234        984         834
                    ----------  ---------- ----------  ----------
                       127,167     115,376    375,277     321,196
                    ----------  ---------- ----------  ----------
EARNINGS BEFORE
 INCOME TAXES            8,112       5,017     21,292      13,758

INCOME TAXES             2,839       1,456      7,454       3,979
                    ----------  ---------- ----------  ----------
NET EARNINGS        $    5,273  $    3,561 $   13,838  $    9,779
                    ==========  ========== ==========  ==========

EARNINGS PER
 SHARE (note 6)
  Basic             $      .59  $      .51 $     1.71  $    1.40
                    ==========  ========== ==========  ==========
  Diluted           $      .58  $      .49 $     1.66  $    1.35
                    ==========  ========== ==========  ==========
AVERAGE COMMON
 SHARES OUTSTANDING
 (note 6)
  Basic              8,898,886   6,982,351  8,064,966   6,975,056
                    ==========  ========== ==========  ==========
  Diluted            9,139,304   7,228,748  8,314,128   7,226,797
                    ==========  ========== ==========  ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (dollars in thousands)
                                                       Nine Months Ended
                                                            June 30,
                                                      1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                     $13,838        $ 9,779
   Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
      Depreciation and amortization                  16,474         15,712
      Other                                         (22,172)       (10,361)
                                                     ------         ------
      NET CASH PROVIDED BY OPERATING ACTIVITIES       8,140         15,130
                                                     ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of businesses, net of
     cash acquired (note 3)                         (20,983)       (49,179)
   Purchase of property, plant and equipment        (16,366)        (9,781)
   Other                                                799             39
                                                     ------         ------
      NET CASH USED BY INVESTING ACTIVITIES         (36,550)       (58,921)
                                                     ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from notes payable                      449          (708)
   Net (repayments of) proceeds from
    revolving lines of credit                        (2,000)        34,000
   Proceeds from long-term debt                       4,447         18,655
   Payments on long-term debt                       (33,275)        (8,836)
   Proceeds from the sale of common
    stock (note 4)                                   56,728              -
   Other                                                387           (850)
                                                     ------         ------
      NET CASH PROVIDED BY FINANCING ACTIVITIES      26,736         42,261
                                                     ------         ------

Effect of exchange rate changes on cash                (268)           209
                                                     ------         ------
DECREASE IN CASH AND CASH EQUIVALENTS                (1,942)        (1,321)
Cash and cash equivalents at beginning of period      6,800          9,639
                                                     ------         ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 4,858        $ 8,318
                                                     ======         ======

CASH PAID FOR:
   Interest                                         $17,420        $17,096
   Income taxes                                       9,079          4,335

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Leases capitalized, net of leases terminated     $   261        $   731

See accompanying Notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED JUNE 30, 1998

                                (Unaudited)
                          (dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of June 30, 1998, the results of its operations for the three and nine months ended June 30, 1998 and 1997 and its cash flows for each of the nine month periods ended June 30, 1998 and 1997. The results of operations for the three and nine month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results expected for the full year.

2.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:

                                         June 30,          September 27,
                                           1998                 1997
                                           ----                 ----
Raw materials and purchased parts       $ 35,315            $ 28,933
Work in process                           65,955              64,502
Finished goods                            16,791              10,431
                                        --------            --------
                                        $118,061            $103,866
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

The net proceeds to the Company from the offering of $56.7 million were used to repay amounts outstanding under the Company's U.S. Revolving Credit and Term Loan Facility (Bank Credit Facility) and will be used for smaller strategic acquisitions. The Company did not receive any proceeds from the sale of shares by the Moog Retirement Plan.

5.   Shareholders' Equity

The changes in shareholders' equity for the nine months ended June 30, 1998 are summarized as follows:

                                                   Number of Shares
                                                     Class A       Class B
                                         Preferred    Common        Common
                              Amount       Shares      Stock         Stock
                              ------     ---------    -------       -------
PREFERRED STOCK
Beginning and end of period   $   100     100,000
                             --------

COMMON STOCK
Beginning of period             9,134               6,635,936    2,498,187
Sale of common stock            1,755               1,755,000            -
Conversion of Class B to
  Class A                           -                  35,405      (35,405)
                             --------               ---------    ----------
End of period                  10,889               8,426,341    2,462,782
                             --------               ---------    ---------
ADDITIONAL PAID-IN CAPITAL
Beginning of period            47,519
Sale of common stock, net of
  issuance costs               54,973
Issuance of Treasury shares
  at less than cost              (122)
                             --------
End of period                 102,370
                             --------

RETAINED EARNINGS
Beginning of period            88,422
Net earnings                   13,838
Preferred stock dividends          (7)
                             --------
End of period                 102,253
                             --------
TREASURY STOCK
Beginning of period           (30,967)    (5,114)  (1,186,221)    (892,101)
Treasury stock issued           1,394          -       53,450       51,000
Treasury stock purchased         (364)         -       (8,948)           -
                             --------   --------    ---------    ---------
End of period                 (29,937)    (5,114)  (1,141,719)    (841,101)
                             --------   --------    ---------    ---------
EQUITY ADJUSTMENTS
Beginning of period               977
Foreign currency translation   (3,727)
                             --------
End of period                  (2,750)
                             --------

LOAN TO SAVINGS AND STOCK
  OWNERSHIP PLAN (SSOP)
Beginning of period              (994)
Net change in loan to SSOP        547
                             --------
End of period                    (447)
                             --------
                             --------   --------    ---------    ---------
TOTAL SHAREHOLDERS' EQUITY   $182,478     94,886    7,284,622    1,621,681
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

The number of shares and earnings used in the Company's basic and diluted earnings per share computations are as follows:

                               Three Months Ended       Nine Months Ended
                           ------------------------  ----------------------
                             June 30,      June 30,   June 30,    June 30,
                               1998          1997       1998        1997
                           ------------ -----------  ---------- -----------
EARNINGS
Earnings available to common
  shareholders - Basic     $    5,271   $    3,559   $   13,831  $    9,772

Add: Preferred stock
  dividends                         2            2            7           7
                           ----------   ----------   ----------  ----------
Earnings available to common
  shareholders - Diluted   $    5,273   $    3,561   $   13,838  $    9,779
                           ==========   ==========   ==========  ==========
SHARES
Weighted-average shares
  outstanding - Basic       8,898,886    6,982,351    8,064,966   6,975,056
Stock options                 232,272      237,812      241,016     243,156
Convertible preferred stock     8,146        8,585        8,146       8,585
                           ----------    ---------    ---------  ----------
Shares outstanding -
  Diluted                   9,139,304    7,228,748    8,314,128   7,226,797
                           ==========    =========    =========  ==========

BASIC EPS                  $      .59   $      .51    $    1.71  $     1.40
                           ==========   ==========    =========  ==========

DILUTED EPS                $      .58   $      .49    $    1.66  $     1.35
                           ==========   ==========    =========  ==========

7.   Long-Term Debt

On April 1, 1998 the Company used $21,000 available under the revolving portion of the Bank Credit Facility to pay off the term loan outstanding under the same facility. In addition, effective April 1, 1998, the interest rate on the revolving portion of the Bank Credit Facility was lowered to LIBOR plus .90%.

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

The operating results of the Company are reported using two segments:
Domestic Controls and International Controls. Domestic Controls primarily focuses on North American markets with the majority of its sales in aerospace-related product lines. International Controls is focused on markets in Europe and the Asian-Pacific, with the majority of sales in industrial product lines. The Company is currently reviewing the requirements of Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt this new standard and revise its segment reporting, if necessary, no later than its first quarter of fiscal 1999.

Overview

During the second quarter of 1998, the Company completed two transactions which helped improve its financial condition and build on its strategy of broadening product lines.

On January 29, 1998, the Company completed an offering of Class A shares at a price of $34.375 per share. The offering consisted of 1,700,0000 previously unissued shares and 300,000 existing shares sold by the Moog Inc. Employees' Retirement Plan (Moog Retirement Plan). In addition, on February 5, 1998, an additional 55,000 previously unissued Class A shares were sold pursuant to an over-allotment option exercised by the underwriters of the offering. The net proceeds to the Company from the offering of $56.7 million were used to repay amounts outstanding under the U.S. Revolving Credit and Term Loan Facility (Bank Credit Facility) and will be used for smaller strategic acquisitions. The Company did not receive any proceeds from the sale of shares by the Moog Retirement Plan.

On February 3, 1998, the Company purchased the net assets of Schaeffer Magnetics, Inc. (Schaeffer), a leading supplier to the space industry of motion control devices and systems for solar panels and antennas on satellites with annual revenues of approximately $20 million. The purchase price was $21.7 million.

Results of Operations

Consolidated

Sales in the current quarter were $134.8 million, reflecting an increase of 12% from last year's sales of $120.1 million. Aerospace Controls sales increased 10% fueled by a 46% increase in Satellites and Launch Vehicles controls. The majority of this increase resulted from the previously mentioned acquisition of Schaeffer, which provided incremental revenues of approximately $6 million. Also contributing to the sales growth was increased volume for launch vehicle controls. Increased sales of entertainment simulators, electric controls for military vehicles, material test equipment and power generation controls helped increase Industrial
Controls sales by 16%.   Sales year-to-date were $395.5 million, an
increase of 19% from  last year's sales of $333.7 million.   Sales of
Aerospace Controls grew 21% as the Company continued to benefit from growth in the commercial airplane market, increased launch vehicle activity, the Schaeffer acquisition, which added approximately $9 million in revenues, and initial production on large military aircraft and missile programs. Industrial Controls sales increased 14% (20% at constant currency) due to the same factors mentioned above. Cost of sales for the current quarter of 69.7% of sales is comparable to 70.0% last year. On a year-to-date basis, cost of sales was 70.1% in the current year versus 68.8% last year. Cost of sales increased as a percentage of sales in the first nine months for a variety of reasons, each of which was individually small. The mix of business in the current year consisted of more Aerospace Controls sales, which generally have lower gross margins than Industrial Controls and, within Aerospace Controls, a mix which contained a larger share of lower margin development and production programs. In addition, the higher margin aftermarket business represented a lower proportionate share of sales.

Research and development expenditures increased by $2.4 million in the current quarter to $6.9 million, or 5.1% of net sales, and by $5.6 million year-to-date to $18.6 million, or 4.7% of net sales, primarily due to additional engineering efforts related to the development of next generation flight controls and, to a lesser extent, activity on satellite constellation programs, including Teledesic and Skybridge.

Selling, general and administrative (SG&A) expenses were $21.4 million, or 15.8% of net sales, in the third quarter of fiscal 1998, compared to $20.8 million, or 17.4% of net sales, in fiscal 1997. Year-to-date SG&A expenses were $62.8 million, or 15.9% of net sales, compared to $60.7 million, or 18.2% of net sales, in the same period last year. The decrease as a percentage of sales in both periods was primarily due to growth in sales, in addition to a shift of costs to production and research and development activities in fiscal 1998 from bid and proposal work, which is recorded in SG&A, in fiscal 1997. These decreases were offset, in part, by additional SG&A expenses from Schaeffer.

Interest expense decreased by $1.1 million to $4.7 million in the current quarter and $1.2 million to $15.9 million year-to-date due to lower average borrowings outstanding under the Bank Credit Facility resulting primarily from the use of proceeds from the equity offering in January 1998.

The effective tax rate in fiscal 1998 was 35.0% compared to 29.0% in the third quarter of fiscal 1997 and 28.9% for the first nine months of last year. The prior year tax rates reflect higher foreign tax credit benefits resulting from distributions of earnings from our German subsidiary.

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

For the third quarter of fiscal 1998, net earnings increased 48% to $5.3 million compared with $3.6 million last year. Basic earnings per share increased to $.59 in the current quarter compared to $.51 in the same period last year, while diluted earnings per share was $.58 compared to $.49 in fiscal 1997. For the first nine months of fiscal 1998, net earnings increased 42% to $13.8 million compared with $9.8 million last year. Basic earnings per share increased to $1.71 in fiscal 1998 compared to $1.40 in the same period last year, while diluted earnings per share was $1.66 in fiscal 1998 compared to $1.35 in fiscal 1997.

Segment Operating Review
(dollars in thousands)

                               Three Months Ended       Nine Months Ended
                                    June 30,                June 30,
                            1998             1997     1998           1997
                          --------         --------  --------      -------
DOMESTIC CONTROLS
  Net sales:
     Aerospace           $  79,366       $  70,854  $  236,213  $  193,463
     Industrial             19,715          16,209      56,333      42,933
                         ---------       ---------  ----------  ----------
                            99,081          87,063     292,546     236,396
  Intersegment sales         4,690           4,186      13,852       9,574
                         ---------       ---------  ----------  ----------
     Total sales         $ 103,771       $  91,249  $  306,398  $  245,970
                         =========       =========  ==========  ==========
  Operating profit       $  11,287       $  12,542  $   35,800  $   31,579
  Backlog                                              256,107     231,997

INTERNATIONAL CONTROLS
  Net sales:
     Aerospace           $   6,653       $   7,010  $   20,565  $   19,112
     Industrial             29,105          25,991      82,357      78,211
                         ---------       ---------   ---------   ---------
                            35,758          33,001     102,922      97,323
  Intersegment sales         3,033           1,499       7,515       5,103
                         ---------       ---------   ---------   ---------
     Total sales         $  38,791       $  34,500  $  110,437  $  102,426
                         =========       =========   =========   =========
  Operating profit       $   4,006       $   1,412  $    8,423  $    6,005
  Backlog                                               56,824      44,246

CONSOLIDATED
  Net sales:
    Aerospace            $  86,019       $  77,864  $  256,778   $  212,575
     Industrial             48,820          42,200     138,690      121,144
                         ---------       ---------   ---------    ---------
                         $ 134,839       $ 120,064  $  395,468   $  333,719
                         =========       =========   =========    =========
  Operating profit       $  15,293       $  13,954  $   44,223   $   37,584
  Backlog                                              312,931      276,243

Domestic Controls

Domestic Controls net sales increased by $12.0 million to $99.1 million in the current quarter compared to $87.1 million in the same period of the prior year. The 14% improvement reflects increases of $8.5 million in Aerospace Controls and $3.5 million in Industrial Controls. The increase in Aerospace Controls resulted primarily from the Schaeffer acquisition, which added approximately $6 million in revenues. Also contributing to Aerospace Controls sales growth was increased volume on launch vehicles programs, specifically Centaur, the Kistler commercial launch vehicle and the Titan IV program. Sales of Military Aircraft controls were flat in the quarter as increases attributable to initial production on the F/A-18 E/F and V-22 Osprey programs were almost entirely offset by declines on the B-2 program, which is nearing completion. The improvement in Industrial Controls relates primarily to increased demand for entertainment simulators and power generation controls. Year-to-date, sales for the Domestic Controls segment increased 24%. Aerospace Controls increased $42.8 million, or 22%. Satellites and Launch Vehicles accounted for approximately $20 million of the increase, primarily due to the acquisition of Schaeffer, which added $9 million in revenues and due to increased demand for controls for launch vehicles. Sales of Military Aircraft controls increased approximately $12 million due primarily to initial production on the F/A-18 E/F and V-22 Osprey programs. Commercial Aircraft sales increased approximately $11 million primarily as a result of increased OEM sales to Boeing. Industrial Controls sales year-to-date increased $13 million as a result of the same factors mentioned above.

Operating margins in the current quarter for the Domestic Controls segment decreased to 10.9% of segment sales, or $11.3 million, from 13.7%, or $12.5 million, in the same quarter of last year. The decrease is due to declining Aerospace Controls margins partially offset by improved margins within Industrial Controls. Aerospace operating profit is down $3.7 million primarily as a result of increased research and development expenditures in the Military Aircraft product line associated with development of next generation flight controls and approximately $1 million in the Satellite and Launch Vehicles product line mostly related to lower sales of satellite propulsion hardware and negative cost experience on a fixed-price development contract for the Atlas Centaur launch vehicle program. Industrial Controls operating profit increased $2.5 million due to increased sales and a product mix more weighted to higher margin valve
sales and fewer lower margin actuators.   Year-to-date, operating margins
declined to 11.7% from 12.8% in the prior year.   The decrease is due to
the above mentioned margin decline in Aerospace Controls, offset by favorable product mix within Industrial Controls. In dollar terms, year-to-date operating profit increased to $35.8 million compared to $31.6 million a year ago due to increased sales and favorable product mix within Industrial Controls.

Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months. Backlog at June 30, 1998 for the Domestic Controls segment was $256.1 million compared with $236.4 million at September 27, 1997 and $232.0 million at June 30, 1997. The increase from a year ago is due to the second quarter acquisition of Schaeffer, which added $11 million of backlog, and increased launch vehicle activity.

International Controls

Sales in the International Controls segment increased approximately 8% in the third quarter of fiscal 1998 to $35.8 million, as compared to last year (up 14% at constant currency). Sales of Industrial Controls increased approximately $5 million, at constant currency, primarily on the strength in sales of Industrial Hydraulics in Europe and electric controls for military vehicles in Germany. Sales of Aerospace Controls were essentially level with prior year's results. Year-to date, sales for the International Controls segment increased approximately 6% to $102.9 million versus $97.3 million in fiscal 1997 (up 14% at constant currency), primarily on the strength of Industrial Hydraulics in Europe and electric controls in Germany.

International Controls third quarter operating margin was 10.3% of segment sales, or $4.0 million, compared to 4.1%, or $1.4 million, in the prior year, while year-to-date the operating margin in fiscal 1998 was 7.6%, or $8.4 million, compared to 5.9%, or $6.0 million, a year ago. The increase in the current quarter and year-to-date is attributable to increased sales and the absence in fiscal 1998 of a $.7 million write-off of excess inventory in connection with the sale of a small product line within the industrial electronics product line and transition costs incurred to move certain production to the Company's electronics manufacturing facility in Ireland.

Backlog at June 30, 1998 for the International Controls segment was $56.8 million, compared with $44.0 million at September 27, 1997 and $44.2 million at June 30, 1997. The increase from a year ago is attributable to growth in orders for electric drives for military ground vehicles and Industrial Hydraulics in Europe.

Financial Condition and Liquidity

Cash provided by operating activities was $8.1 million in the first nine months of fiscal 1998 compared to $15.1 million in the same period a year ago. The decrease is due primarily to higher receivables within Aerospace Controls associated with long-term contracts and increased inventories to support higher sales.

Long-term senior debt at June 30, 1998 was $80.9 million compared to $101.6 million at September 27, 1997. The percentage of long-term debt to capitalization decreased to 52.4% at June 30, 1998 from 66.0% at September 27, 1997. The decrease in senior debt is due to the use of proceeds from the equity offering during the second quarter to pay down amounts outstanding under the Bank Credit Facility, net of amounts used to acquire Schaeffer. On April 1, 1998 the Company used $21 million available under the revolving portion of the Bank Credit Facility to pay off the term loan outstanding under the same facility. As a result, the current portion of long-term debt decreased by the amount of the term loan due within the next twelve months. Effective April 1, 1998, the interest rate on the revolving portion of the Bank Credit Facility was lowered to LIBOR plus .90%.

At June 30, 1998, the Company had $94.6 million of unused borrowing capacity available under short and long-term lines of credit, including $80.0 million from the Bank Credit Facility.

Working capital at June 30, 1998 was $216.7 million compared with $187.5 million at September 27, 1997. The current ratio was 2.98 and 2.75 at June 30, 1998 and September 27, 1997, respectively. The $29.2 million increase in working capital is due primarily to a $15.5 million increase in receivables and a $14.2 million increase in inventories. The increase in receivables is attributable to significant cost input on long-term Aerospace Controls contracts, which are accounted for under long-term percentage-of-completion (cost-to-cost) accounting and approximately $5 million related to the acquisition of Schaeffer. Inventory increases were due to increased production levels to support sales growth.

Net property, plant and equipment at June 30, 1998 was $139.3 million as compared to $132.1 million at September 27, 1997. Capital expenditures for the first nine months of fiscal 1998 were $16.6 million compared with depreciation and amortization of $16.5 million. Capital expenditures for the same period last year were $10.5 million compared with depreciation and amortization of $15.7 million. The acquisition of Schaeffer added approximately $6 million of property, plant and equipment. Capital expenditures for fiscal 1998 should approximate depreciation and amortization levels.

Goodwill increased to $59.6 million at June 30, 1998 from $49.6 million at September 27, 1997. The increase is due to the acquisition of Schaeffer during the quarter, which resulted in goodwill of approximately $12 million.

Year 2000

The Company believes that it has taken reasonable steps, within the Company, to identify the potential impact of the computer systems and software products situation commonly referred to as the "Year 2000 Issue." The Year 2000 Issue, which affects most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information relating to the year 2000 and beyond. The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in manufacturing, product development, financial business systems and various administrative functions. To the extent the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification, or even possibly replacement of such applications may be necessary. The Company currently estimates that it will not incur material expenditures to complete any such modification or replacement as the Company believes that a majority of its systems are Year 2000 compliant, although there can be no assurance in this regard. In addition, a failure of suppliers or customers to address the Year 2000 Issue could have a material adverse effect on the Company. Subsequent to the end of the Company's most recent interim period, the Securities and Exchange Commission (SEC) issued expanded disclosure guidelines relating to the Year 2000 Issue. The Company will comply with these guidelines in subsequent SEC filings after having fully evaluated the necessary disclosures.

Cautionary Statement

Forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements under the "Outlook" heading are considered forward looking statements that relate to future operating periods and are subject to important risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, but are not limited to, contracting with various governments, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely response to changes in customer needs, and other factors identified in the Company's Securities and Exchange Commission filings including the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 27, 1997 and its Quarterly Reports on Form 10-Q for the quarters ended December 31, 1997 and March 31, 1998.

Outlook

Sales in the Military and Commercial Aircraft product lines appear to have temporarily peaked due to the B-2 program nearing completion and a recent rescheduling of deliveries to Boeing. However, increases in satellites controls, primarily due to the Schaeffer acquisition and to projected growth on satellite constellations, and launch vehicles due to work on the Titan IV program, should provide modest growth in Aerospace Controls in the near term. Sales and operating income growth in Industrial Controls is expected to continue on the strength of electric controls for military ground vehicles in Europe, power generation controls, and due to the strong U.S. and European industrial economies, which benefit our Industrial Hydraulics business. Sales from the Company's Asian-Pacific operations, excluding Japan, account for less than 2% of total sales (5% including Japan) and, as a result, economic difficulties in the Asian-Pacific region are not expected to have a material impact on the Company's results of operations or financial condition.

                        PART II.  OTHER INFORMATION




Item 1.        Legal Proceedings.
                    None



Item 2.        Changes in Securities.
                    None.



Item 3.        Defaults Upon Senior Securities.
                    None.



Item 4.        Submission of Matters to a Vote of Security Holders.
                    None.


Item 5.        Other Information.

                              Shareholder Proposals

               Pursuant to new amendments to Rule 14a-4(c) under the Securities Exchange Act of 1934, as amended, if a shareholder who intends to present a proposal at the 1999 Annual Meeting of Shareholders does not notify the Company of such proposal on or prior to November 21, 1998, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the proxy statement for that meeting.

                              Stock Purchase Program

               On August 7, 1998 the board of directors authorized the Company to repurchase up to 200,000 shares of its common stock. The shares may be purchased from time to time on the open market at prevailing prices.


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




                                                  Moog Inc.
                                                (Registrant)


Date:  August 11, 1998             By /s/ Robert R. Banta
                                          Robert R. Banta
                                          Executive Vice President
                                          Chief Financial Officer
                                          (Principal Financial Officer)


Date:  August 11, 1998             By /s/ Donald R. Fishback
                                          Donald R. Fishback
                                          Controller
                                          (Principal Accounting Officer)