Form 10-K405
period 1998-09-26
MOOG INC
filed 1998-12-23
CIK 67887

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     (Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 26, 1998
                         OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on December 10, 1998 was approximately $223.6 million.

The number of shares of Common Stock outstanding as of the close of business on December 10, 1998 was: Class A: 7,295,808;
Class B: 1,635,339.

The Documents listed below have been incorporated by reference into this Annual Report on Form 10-K:

     (1) Specific sections of the Annual Report to Shareholders for the fiscal year ended September 26, 1998 (the "1998
          Annual Report")

     (2) Specific sections of the January 1999 Proxy Statement to Shareholders (the "1999 Proxy")

_________________________________________________________________
                            MOOG INC.
                         FORM 10-K INDEX
_________________________________________________________________

PART I                                                      PAGE

     Item 1 -  Business                                     18-19
     Item 2 -  Properties                                      19
     Item 3 -  Legal Proceedings                               19
     Item 4 -  Submission of Matters to a                      19
               Vote of Security Holders

PART II

     Item 5 -  Market for the Registrant's                     19
               Common Equity and Related
               Stockholder Matters
     Item 6 -  Selected Financial Data                      19-20
     Item 7 -  Management's Discussion and                     21
               Analysis of Financial Condition
               and Results of Operations
     Item 7A-  Quantitative and Qualitative                    27
               Disclosures About Market Risk
     Item 8 -  Financial Statements and                        28
               Supplementary Data
     Item 9 -  Changes in and Disagreements with               41
               Accountants on Accounting and
               Financial Disclosure

PART III

     Item 10-  Directors and Executive Officers             41-42
               of the Registrant
     Item 11 - Executive Compensation                          43
     Item 12 - Security Ownership                              43
               of Certain Beneficial
               Owners and Management
     Item 13 - Certain Relationships and                       43
               Related Transactions

PART IV

     Item 14 - Exhibits, Financial Statement                43-45
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

ITEM 1.   Business.

Certain information required herein is contained in part in the 1998 Annual Report, specific pages of which are referred to in parentheses.

Description of the Company's Business. (See pages 2 through 16.)

Distribution. Moog's sales and marketing organization is comprised of individuals possessing highly specialized technical expertise. Such expertise is required in order to effectively evaluate the customer's precision control requirements and to facilitate communication between the customer's and Moog's engineering staff. Manufacturers' representatives are used to cover certain aerospace and selected industrial markets.

Industry and Competitive Conditions. The Company experiences considerable competition in each of its five major product lines.
However, the Company is the only precision motion control specialist which competes globally in all markets and all drive technologies.

Many of its competitors have greater financial and other resources than the Company. In Commercial and Military Aircraft, the Company's principal competitors include Parker Hannifin Corporation, Curtiss-Wright Corp., HR Textron, a subsidiary of Textron, Inc. ("HR Textron") and Teijin Seiki Limited. In Satellites and Launch Vehicles, the Company's principal competitors are AlliedSignal Inc. and HR Textron. In the Industrial Hydraulics product line, competitors are Robert Bosch AG and Mannesmann Rexroth AG. Competitors in the Industrial Electronics and Electric Drives product line include Barber-Colman Company, Siemens AG, Indramat GmbH, Pacific Scientific Company and Yaskawa Electric Corp.Competition in each of the product lines is based upon design capability, product performance and life, service, price and delivery time. In certain product lines technological considerations predominate over price considerations, while in others price considerations are paramount. The Company believes it competes effectively on all of these bases.

Backlog. Substantially all backlog will be realized as sales in the next twelve months. The information required herein is incorporated by reference to Item 6, Selected Financial Data, on page 20.

Raw Materials. Materials, supplies and components are purchased from numerous suppliers. The loss of any one supplier would not materially affect the Company's operations.

Working Capital. The information required herein is incorporated by reference to the discussion on inventories in Note 1 of Item 8 on page 32.

Seasonality.  Moog's business is generally not seasonal.

Patents. Moog has numerous patents and has filed applications for others. While the aggregate protection afforded by these is of value, the Company does not consider the successful conduct of any material part of its business to be dependent upon such protection. The Company's patents and patent applications, including U.S., Canadian, European and Japanese patents, relate to electrohydraulic, electropneumatic and electromechanical actuation mechanisms and control valves, electronic control component systems and interface devices.

Research Activities. Research and product development activity has been and continues to be significant to the Company. The information required herein is incorporated by reference to
Item 6, Selected Financial Data, on page 20.

Employees. The information required herein is incorporated by reference to Item 6, Selected Financial Data, on page 20.

Segment Financial Information. The information required herein is incorporated by reference to Notes 10 and 11 of Item 8 on pages 39 and 40.

Customers. The information required herein is incorporated by reference to pages 2 through 16, 39 and 40. In aggregate, the Company markets its products to a wide variety of customers. The Boeing Company represented approximately 20% of fiscal 1998 sales, with sales to U.S. Government prime- or sub-contractors, including military sales to Boeing, representing approximately 31% of sales. The concentration of customers varies within product lines. In the Commercial and Military Aircraft product lines as well as Satellites and Launch Vehicles, a few customers provide the majority of revenues, while in the Industrial Hydraulics and Industrial Electronics and Electric Drives product lines revenues are spread over a wide customer base.

International Operations. Moog's International Controls segment is an aggregate of operations located predominantly in Europe and the Asian-Pacific region. (See pages 2 through 16, 40 and 44.) The Company's international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental foreign investment restrictions, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.

Environmental Matters.  See pages 27 and 40.

ITEM 2. Properties.

Corporate headquarters are located in East Aurora, New York. Principal manufacturing facilities for the Domestic Controls segment are located in East Aurora, New York, Torrance, California and Chatham, California. These facilities consist of 833,697 square feet which are owned and 53,992 square feet which are under capital lease and financed primarily by industrial revenue bonds, which allow the Company to purchase the facilities at nominal prices upon expiration. The Domestic Controls segment leases 197,990 square feet in East Aurora and 6,155 square feet in Torrance under operating leases. Outside of the U.S., the Domestic Controls segment owns manufacturing centers in the Philippines and India consisting of 87,777 square feet and 31,299 square feet, respectively.

The International Controls segment maintains major manufacturing facilities in Germany, England and Japan. Of the major European facilities, 4,500 square feet are owned and 203,265 square feet are leased under operating lease agreements. The Japanese facility, consisting of 67,911 square feet, is owned. A specialty manufacturing operation with 31,750 square feet (27,750 square feet of which are owned) is located in Ireland. In various other major markets, including Italy, France, Spain, Sweden, Finland, Denmark, Brazil, Australia, South Korea, Hong Kong, China and Singapore, the Company has sales and applications engineering offices. Of these facilities, 30,027 square feet are owned and 52,656 square feet are leased under operating leases. Operating leases of the International facilities expire at varying times from December 1999 through June 2013.

The Company believes that its properties have been adequately maintained and are generally in good condition. The Company believes that its existing facilities will provide sufficient production capacity for its needs in the foreseeable future. Upon the expiration of its current leases, the Company believes that it will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

ITEM 3. Legal Proceedings.

From time to time, the Company is named as a defendant in legal actions arising in the normal course of business. The Company is not a party to any pending legal proceedings which management believes will result in a material adverse effect on the Company's financial condition, liquidity or results of operations or to any pending legal proceedings other than ordinary, routine litigation related to its business.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

ITEM 5. Market for the Registrant's Common Equity and Related
Stockholder Matters.

Dividend restrictions are detailed in Note 6 on page 34 of
Item 8. Other information required herein is incorporated by reference to pages 20, 45 and 47.

ITEM 6. Selected Financial Data - Notes and Discussion.

Refer to the table on the following page for the Selected
Financial Data for the five year fiscal period 1994 - 1998. For a more detailed discussion of 1996 through 1998 refer to Management's Discussion and Analysis of Financial Condition and
Results of Operations on pages 21 through 27 and Notes to Consolidated Financial Statements on pages 32 through 40.

ITEM 6. Selected Financial Data.
(dollars in thousands except per share data)

Fiscal Years                   1998(1)          1997(2)    1996    1995         1993(3), (4)
______________________________________________________________________________________________________
RESULTS FROM OPERATIONS
Net Sales                      $  536,612    $  455,929 $  407,237  $  374,284  $  307,370

Earnings before extraordinary
 loss and cumulative effect of
 change in accounting for
 income taxes                  $   19,268    $   13,606 $   11,219  $    7,761  $    1,618

Net Earnings                   $   19,268    $   13,606 $   10,709  $    7,761  $    2,123

Per share (5)

Earnings before extraordinary
 loss and cumulative effect of
 change in accounting for
 income taxes
 Basic                         $     2.33    $     1.95 $     1.51  $     1.00  $      .21
 Diluted                       $     2.26    $     1.88 $     1.47  $      .99  $      .21

Net earnings
 Basic                         $     2.33    $     1.95 $     1.44  $     1.00  $      .27
 Diluted                       $     2.26    $     1.88 $     1.40  $      .99  $      .27
______________________________________________________________________________________________________
FINANCIAL POSITION

Total Assets                   $  559,325    $  490,563 $  449,558 $   424,957  $  424,456
Working Capital                   226,190       187,521    187,971     166,985     150,850
Indebtedness - senior              85,614       118,245     91,262     170,361     183,376
             - senior
               subordinated       120,000       120,000    120,000      19,400      20,800
Shareholders' equity              191,008       114,191    104,743     108,636     102,184
Shareholders' equity per common
 share outstanding                  21.38         16.18      15.01       14.06       13.25
______________________________________________________________________________________________________



SUPPLEMENTAL FINANCIAL DATA

Capital expenditures           $   22,688   $    13,713 $   10,885 $    10,232  $    8,893
Depreciation and amortization      22,665        21,267     19,632      19,675      15,700
R&D - Company funded               27,487        17,798     17,303      15,783      18,668
    - customer funded              15,440        14,071     24,411      21,603      25,332
Backlog                           314,253       280,364    243,310     237,941     217,261
______________________________________________________________________________________________________
ADDITIONAL DATA
Number of employees                 4,073         3,657      3,229       3,003       3,140
Number of shareholders - Class A    1,610         1,722      1,904       2,114       2,424
                       - Class B      751           810        898         966       1,088
______________________________________________________________________________________________________
RATIOS
Net return on sales                  3.6%          3.0%       2.6%        2.1%         .7%
Return on shareholders' equity      12.6%         12.4%      10.0%        7.4%        2.2%
Current ratio                        2.87          2.75       2.89        2.76        2.46
Debt to shareholders' equity         1.08          2.09       2.02        1.75        2.00
Long-term senior debt to
 capitalization(6)                  20.4%         30.3%      25.6%       55.5%       56.8%
Long-term debt to capitalization(6) 51.1%         66.0%      65.3%       61.8%       63.7%
______________________________________________________________________________________________________

(1)  Includes the effects of the Class A common stock offering completed in February 1998.  See Note 9 to the Consolidated Financial Statements.
(2)  Includes the effects of the October 1996 acquisition of the industrial hydraulic servocontrols business of International Motion Control Inc.  See Note 2 to the Consolidated Financial
     Statements.
(3)  Includes the effects of the June 1994 acquisition of the hydraulic and mechanical actuation product lines of AlliedSignal Inc.
(4)  Includes the effect of pre-tax restructuring charges of $4,700.
(5)  In fiscal 1998, the Company adopted SFAS No. 128 "Earnings per Share".  All prior periods presented have been restated.  See Note 1 to the Consolidated Financial Statements.
(6)  Capitalization is equal to total long-term debt, excluding current maturities, and shareholders'
     equity.


ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Overview

The Company is a leading worldwide designer and manufacturer of a broad range of high performance, precision motion control products for aerospace and industrial markets. Moog's servoactuation systems are critical in the flight control of commercial and military aircraft, positioning satellites, controlling the thrust of space launch vehicles, steering tactical and strategic missiles, and a wide variety of industrial hydraulic and electric applications requiring the precise control of position, velocity and force.

The business consists of five principal product lines. The Commercial Aircraft product line provides servovalves and flight controls for Boeing, Airbus and regional jet aircraft. The Satellites and Launch Vehicles product line includes satellite positioning controls and steering controls for launch vehicles, strategic missiles and tactical missiles. The Military Aircraft product line provides primary and secondary flight controls and engine controls for advanced fighters, helicopters and bomber aircraft. Industrial Hydraulics controls principally consist of servovalves used in various applications including plastic injection and blow molding, steam and gas turbines, steel rolling mills and fatigue testing machines. Industrial Electronics and Electric Drives includes motion simulators, controls for gun and turret positioning on military ground vehicles, plastics machine controls and electric drives. Commercial Aircraft, Military Aircraft and Satellites and Launch Vehicles are collectively referred to as Aerospace Controls. Industrial Hydraulics and Industrial Electronics and Electric Drives are collectively referred to as Industrial Controls.

The operating results of the Company are reported using two segments: Domestic Controls and International Controls. Domestic Controls focuses primarily on North American markets with the majority of its sales in aerospace-related product lines. International Controls is focused on markets in Europe and the Asian-Pacific, with the majority of its sales in industrial product lines. The Company is currently reviewing the requirements of Statement of Financial Accounting Standards
(SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt this new standard and revise its segment reporting, if necessary, in the first quarter of fiscal 1999.

In early February 1998, the Company completed an offering of Class A shares at a price of $34.375 per share. The offering consisted of 1,755,000 previously unissued shares and 300,000 existing shares sold by the Moog Inc. Employees' Retirement Plan (Moog Retirement Plan). The net proceeds to the Company from the offering of $56.7 million were used to repay amounts outstanding under the U.S. Revolving Credit and Term Loan Facility (Bank Credit Facility). The Company did not receive any proceeds from the sale of shares by the Moog Retirement Plan.

In February 1998, the Company purchased the net assets of Schaeffer Magnetics, Inc. (Schaeffer). Schaeffer, with annual revenues of approximately $20 million, is a leading supplier to the space industry of motion control devices and systems for solar panels and antennas. The cash purchase price was $21.7 million.

On October 30, 1998, the Company acquired a 75% shareholding of Hydrolux SARL, a Luxembourg designer and manufacturer of hydraulic power control systems for industrial machinery with sales of approximately $20 million, from Paul Wurth SARL. As a result of the transaction, the Company owns 75% of Moog-Hydrolux Hydraulic Systems, Inc. (Moog-Hydrolux), a joint venture the Company formed in fiscal 1996 with Hydrolux SARL to serve the North American market. The Company previously owned 50% of Moog-Hydrolux. Moog-Hydrolux has sales of $7 million. Paul Wurth SARL owns a 25% minority interest in Hydrolux SARL and Moog-Hydrolux. The purchase price was $8.2 million in cash, plus the assumption of $6.4 million of debt.

On November 30, 1998, the Company completed the acquisition from Raytheon Aircraft Company of all the outstanding common stock of Raytheon Aircraft Montek Company (Montek) for approximately $160 million in cash. Montek, located in Salt Lake City, Utah, is a supplier of flight controls to the Boeing Commercial Airplane Group and to manufacturers of regional aircraft and business jets including the Raytheon Aircraft Company. Montek also produces steering controls for tactical missiles and servovalves for both industrial and aerospace applications. For its fiscal year ended December 31, 1997, Montek had sales of $79.4 million and an operating profit of $13.5 million. See the Financial Condition and Liquidity section for a description of the related financing.

On December 3, 1998, the Company acquired a 66-2/3% shareholding in Microset Srl, an Italian designer and manufacturer of electronic controls for industrial machinery with sales of approximately $4 million. The cash purchase price was $3.5 million.

                            MOOG Inc.
                      Results of Operations
_________________________________________________________________
                       Fiscal Years Ended
_________________________________________________________________
                     September 26,  September 27,  September 30,
(dollars in thousands)        1998           1997           1996
_________________________________________________________________
DOMESTIC CONTROLS
Net sales
 Aerospace           $     319,272  $     265,835  $     249,594
 Industrial                 75,378         59,031         26,981
                     _____________  _____________  _____________
                           394,650        324,866        276,575
Intersegment sales          19,236         13,792         11,912
                     _____________  _____________  _____________
     Total sales     $     413,886  $     338,658  $     288,487
                     =============  =============  =============
Operating profit     $      47,161  $      43,288  $      32,744

Backlog                    253,095        236,409        205,516

INTERNATIONAL CONTROLS

Net sales
 Aerospace           $      28,276  $      25,978  $      19,382
 Industrial                113,686        105,085        111,280
                     _____________  _____________  _____________
                           141,962        131,063        130,662
Intersegment sales          11,049          7,887         14,983
                     _____________  _____________  _____________
     Total sales     $     153,011  $     138,950  $     145,645
                     =============  =============  =============
Operating profit     $      12,722  $       7,977  $      11,796

Backlog                     61,158         43,955         37,794

CONSOLIDATED

Net sales
 Aerospace           $     347,548  $     291,813  $     268,976
 Industrial                189,064        164,116        138,261
                     _____________  _____________  _____________
                     $     536,612  $     455,929  $     407,237
                     =============  =============  =============
Operating profit     $      59,034  $      51,369  $      43,339

Net earnings                19,268         13,606         10,709

Backlog                    314,253        280,364        243,310

_________________________________________________________________

1998 Compared with 1997

Consolidated. Net sales for 1998 increased 18% to $536.6 million as compared to $455.9 million in 1997. Sales of Aerospace Controls increased $55.7 million reflecting volume increases in each of the aerospace-related product lines. Within the Satellites and Launch Vehicles product line, the February 1998 Schaeffer acquisition, which contributed approximately $14 million in sales, and increased launch vehicle activity resulted in a 42% increase in sales. Sales of Commercial Aircraft controls increased 16% due to increased revenues associated with Boeing 7 series hardware, regional and business jets, increased activity in the engine controls business and higher aftermarket sales. Military Aircraft controls sales improved by 10% due to increased volume on the F-15 fighter aircraft and programs that are entering initial production. Sales in Industrial Controls increased $24.9 million. Industrial Hydraulics controls sales increased 14% on higher volumes of controls for turbines, flight training simulators and material test equipment. Sales in Industrial Electronics and Electric Drives improved 18% due to increased volumes of entertainment simulators and electric controls for military ground vehicles.

Cost of sales in 1998 was 69.7% of net sales compared with 69.2% in 1997. The increase as a percentage of sales is attributable to
lower Aerospace Controls gross margins.   Approximately half of
the increase was incurred in the Satellites and Launch Vehicles product line associated with a manufacturing defect on certain propulsion system isolation valves and unfavorable cost experience on a fixed-price development contract for the Atlas Centaur launch vehicle program. In addition, Commercial Aircraft margins declined due to an unfavorable product mix towards lower margin development and production programs.

Research and development expenditures increased by $9.7 million in 1998 to $27.5 million, or 5.1% of net sales, primarily due to approximately $7 million of additional efforts related to the development of next generation flight controls for aircraft and, to a lesser extent, activity in the Satellites and Launch Vehicles product line related to various satellite constellations.

Selling, general and administrative expenses (SG&A) were $85.4 million, or 15.9% of net sales, in 1998, compared to $81.4 million, or 17.9% of net sales, in 1997. The decrease as a percentage of sales was primarily due to growth in sales, in addition to a shift of costs (approximately $2 million) to production and research and development activities in 1998 from Commercial Aircraft related bid and proposal work in 1997, which was recorded in SG&A.

Interest expense decreased by $2.5 million to $20.1 million in 1998, as compared to 1997. The decline is due to lower average borrowings outstanding under the Bank Credit Facility primarily resulting from the use of proceeds from the equity offering completed in February 1998.

The effective tax rate for 1998 was 35.5% compared with 30.5% in 1997. The 1997 tax rate was unusually low due to substantial foreign tax credit benefits resulting from the distribution of earnings from the Company's German subsidiary, and a higher share of 1997 earnings generated in countries with lower tax rates.

During the first quarter of 1998, the Company adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 replaces primary earnings per share (EPS) with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS except the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. The Company has restated its earnings per share for prior periods.

For 1998, net earnings increased 42% to $19.3 million compared with $13.6 million in 1997. Basic EPS increased to $2.33 in 1998 compared to $1.95 in 1997, while diluted EPS increased to $2.26 in 1998 compared with $1.88 last year.

Domestic Controls. Domestic Controls net sales increased 21% to $394.7 million in 1998 compared to $324.9 million in 1997. Aerospace Controls accounted for over 75% of the increase. Sales in the Satellites and Launch Vehicles product line increased $27.0 million, or 45%, due to increased launch vehicle activity which added approximately $15 million in sales, the acquisition of Schaeffer which contributed approximately $14 million in incremental revenues and increased sales of controls for tactical missiles. These increases helped offset a sales decline in satellite propulsion hardware related to reduced incoming order activity associated with customers' high inventory levels, the slowdown in the Asian-Pacific economies and delays in contract awards on new large constellation programs. Launch vehicle activity during the year was strong particularly on the Centaur, Kistler commercial launch vehicle, Atlas and Titan IV programs. Sales of Commercial Aircraft controls increased $14.6 million primarily as a result of approximately $9 million in higher sales of Boeing 7 series hardware. Also contributing to the improvement was an increase in the shipment levels associated with regional and business jets, particularly the Canadair, Gulfstream and Cessna programs. The Military Aircraft controls sales increase of $11.8 million is attributable to initial production on the V-22 and F/A-18 E/F programs and increased activity on the F-15 and F-2 fighter aircraft. Industrial Controls sales increased $16.3 million. Industrial Hydraulics increased $9.7 million on growth in controls for turbines, flight training simulators and material testing equipment. Industrial Electronics and Electric Drives increased $6.6 million due to higher volumes of entertainment simulators and controls for carpet tufting equipment and military ground vehicles.

Operating profit for the Domestic Controls segment in 1998 was 11.4% of segment sales, compared to 12.8% of segment sales in 1997. The decrease is due to lower operating margins in Aerospace Controls, largely due to increased research and development costs associated with additional efforts related to the development of next generation flight controls for aircraft and, to a lesser extent, activity related to various satellite constellations.

Backlog for the Domestic Controls segment was $253.1 million at September 26, 1998 compared with $236.4 million at September 27, 1997. The increase from a year ago is due primarily to launch vehicles, in particular the Titan IV program, and the Schaeffer acquisition, which added approximately $10 million. Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months.

International Controls. International Controls net sales increased 8% to $142.0 million in 1998 compared to $131.1 million in 1997 despite lower average currency values, particularly in Germany and the Asian-Pacific. Sales in 1998, at constant dollars, increased approximately 15% with sales of Industrial Controls increasing $16.7 million, primarily in Europe. The Industrial Hydraulics increase of $11.6 million was due to increased volume for turbine and plastics controls, while Industrial Electronics and Electric Drives increased $5.1 million on increased volumes of controls for military ground vehicles.

Operating profit for the International Controls segment in 1998 was 8.3% of segment sales, compared to 5.7% of segment sales in 1997. The increase is due primarily to higher sales allowing for better absorption of fixed costs. In addition, approximately $1.5 million of write-offs and transition costs were incurred in 1997 to better position the Industrial Electronics and Electric Drives product line to compete more effectively.

Backlog at September 26, 1998 for the International Controls segment was $61.2 million as compared to $44.0 million at September 27, 1997. The increase from a year ago is attributable to growth in orders for electric drives for military ground vehicles and Industrial Hydraulics in Europe.

1997 Compared with 1996

Consolidated. Net sales for 1997 were $455.9 million compared with $407.2 million in 1996. The sales improvement was due to an increase of $25.9 million in Industrial Controls resulting primarily from the acquisition of the U.S. Industrial Hydraulics Business (See Note 2 in Item 8.), which added approximately $28 million in revenues during 1997, and to a lesser extent, increased demand for entertainment simulators. Industrial Controls sales increases in Europe and the Asian-Pacific were more than offset by exchange rate fluctuations. The effect on Industrial Controls sales of declines in the value of the applicable foreign currencies relative to the U.S. dollar was approximately 8% in 1997 compared to 1996, or approximately $9 million. The sales improvement of Aerospace Controls of $22.8 million resulted primarily from increased volume in the Commercial Aircraft product line and, to a lesser extent, the Satellites and Launch Vehicles product line, tempered by expected declines in Military Aircraft.

Cost of sales for 1997 was 69.2% of net sales, which is comparable to 1996. Increased volume and product mix in Aerospace Controls had a favorable effect of approximately $3 million on consolidated cost of sales. The improved Aerospace Controls gross margin was offset by unfavorable product mix and adverse changes in foreign currencies in Industrial Controls and, to a lesser extent, costs incurred to improve the longer-term margins of Industrial Electronics and Electric Drives.

Selling, general and administrative expenses were $81.4 million, or 17.9% of net sales, in 1997, compared to $75.7 million, or
18.6 % of net sales, in 1996. The decrease as a percentage of sales was principally due to the growth in sales.

Interest expense increased by $4.6 million to $22.7 million in 1997, as compared to 1996, due primarily to additional indebtedness incurred for the acquisition of the U.S. Industrial
Hydraulics Business.

The 1997 tax rate of 30.5% primarily reflected benefits resulting from the distribution of earnings from the German subsidiary and tax incentives associated with U.S. export sales.

Other income decreased by $.8 million to $1.6 million in 1997, as 1996 included $.5 million of license fees received on a foreign military program.

Other expenses in 1997 included $.4 million of the Company's share of costs associated with the start-up phase of Moog-
Hydrolux as well as losses associated with disposals.

Results in 1996 included a $.5 million extraordinary loss, net of income tax benefit, on the early repayment of debt.

For 1997, net earnings increased 27% to $13.6 million compared to $10.7 million in 1996. Basic EPS increased to $1.95 in 1997 compared to $1.44 in 1996, while diluted EPS increased to $1.88 in 1997 compared to $1.40 in 1996.

Domestic Controls. Domestic Controls net sales increased by 17% to $324.9 million in 1997 compared to $276.5 million in 1996. Sales of Industrial Controls increased by $32.1 million primarily due to the acquisition of the U.S. Industrial Hydraulics Business and, to a lesser extent, $6 million in higher sales of entertainment simulators. Sales of Aerospace Controls increased by $16.2 million in 1997 due to growing Commercial Aircraft and Satellites and Launch Vehicles demand. These increases were in part offset by expected sales declines of approximately $12 million in the Military Aircraft product line as certain programs, particularly the F/A-18 E/F and V-22, were transitioning from the development phase to low rate initial production.

Operating profit for the Domestic Controls segment was up 32.2% to $43.3 million for 1997, or 12.8% of segment sales. This compares with $32.7 million, or 11.4% of segment sales a year ago. Approximately half of the increase was attributable to higher Aerospace Controls sales in addition to a more favorable product mix in Commercial and Military Aircraft controls. Industrial Controls accounted for the remainder of the Domestic Controls operating profit increase primarily due to the acquisition of the U.S. Industrial Hydraulics Business.

Backlog for the Domestic Controls segment increased by $30.9 million to $236.4 million at September 27, 1997 due to low rate initial production orders received on the F/A-18 E/F, V-22 and Standard Missile 2 programs, growth in orders for entertainment simulators and the acquisition of the U.S. Industrial Hydraulics Business.

International Controls. International Controls net sales for 1997 of $131.1 million were flat as compared to 1996 net sales of $130.7 million despite lower average currency values. Sales in 1997, at constant currency, increased approximately 8%. Sales of Aerospace Controls, at constant currency, increased approximately $7 million in 1997 particularly on the strength of Military Aircraft controls in the United Kingdom and, to a lesser extent, missile controls in Italy. Sales of Industrial Controls increased approximately $4 million in 1997, at constant currency, primarily due to improved sales in the Company's Industrial Electronics and Electric Drives product line. Sales of Industrial Hydraulics controls marginally declined in Europe and were offset by sales gains in Japan.

Operating profit for the International Controls segment decreased 32.4% to $8.0 million, or 5.7% of segment sales, compared to $11.8 million, or 8.1% of segment sales, in 1996, primarily related to Industrial Controls. Margins in Europe were affected by the movements of certain currencies in countries where the Company's products are manufactured relative to currencies in countries where the products are sold. Margins in the Industrial Electronics and Electric Drives product line were affected by approximately $1.5 million of costs incurred throughout the year to better position plastic systems controls for the long-term. The remainder of the decline was attributable to a shift in Industrial Controls product lines to lower margin electric controls, along with a shift within the Industrial Hydraulics product line away from higher margin mechanical feedback valves.

Backlog at September 27, 1997 for the International Controls segment was $44.0 million compared to $37.8 million at September 30, 1996. The increase was attributable to growth in orders for electric drives for military ground vehicles in Germany and Industrial Hydraulics in Japan, partially offset by approximately $4 million attributable to weaker currencies.

Financial Condition and Liquidity

Cash provided by operating activities was $23.4 million in 1998 compared to $32.0 million in 1997. Improved earnings as adjusted for non-cash charges were offset by increased receivables and inventories related to the current year sales growth.

Long-term senior debt decreased by $21.9 million to $79.7 million at September 26, 1998 primarily due to the use of proceeds from the current year equity offering to pay down existing indebtedness, offset by the Schaeffer acquisition. On April 1, 1998, the Company used $21 million available under the revolving portion of the Bank Credit Facility to pay off the term loan outstanding under the same facility. In addition, the interest rate on the revolving portion was lowered to LIBOR plus 90 basis points from LIBOR plus 175 basis points. The percentage of long-term debt to capitalization at September 26, 1998 was 51.1% compared to 66.0% at September 27, 1997. The decrease is due to the aforementioned reduction in senior debt and the $56.7 million of proceeds from the equity offering.

At September 26, 1998, the Company had $100.8 million of unused borrowing capacity available under the short and long-term lines of credit, including $86.0 million from the Bank Credit Facility.

In connection with the previously mentioned acquisition of Montek, the Company refinanced its U.S. credit facilities. Effective November 30, 1998, the Company entered into a $340 million Corporate Revolving and Term Loan Agreement (1999 Credit Facility) with a banking group. The 1999 Credit Facility provides for $265 million in a revolving facility and a $75 million term loan with interest starting at LIBOR plus 200 basis points, with the spread adjusted based on leverage. The facility is for a five year period with quarterly principal payments on the term loan of $3.75 million commencing in March 1999. The 1999 Credit Facility is secured by substantially all of the Company's U.S. assets. The loan agreement includes customary covenants for a transaction of this nature. The 1999 Credit Facility was used principally to acquire Montek for approximately $160 million and to refinance approximately $72 million of existing revolving credit facilities (including the Bank Credit Facility), with the remaining balance available for future working capital requirements.

Working capital at September 26, 1998 was $226.2 million compared to $187.5 million at September 27, 1997. The current ratio was
2.87 at September 26, 1998 compared to 2.75 at September 27, 1997. Current assets increased by $52.4 million in 1998. The increase is due primarily to increased receivable and inventory levels necessary to support the sales growth experienced in 1998. In addition, the Schaeffer acquisition added approximately $10 million of current assets, including $2.6 million of land and building that were sold subsequent to September 26, 1998. Current liabilities increased by $13.7 million due primarily to increases in benefit accruals, $3.5 million related to the acquisition of Schaeffer, $3.3 million in customer advances and a $1.8 million increase in accounts payable.

Net property, plant and equipment increased $7.3 million to $139.4 million at September 26, 1998. Capital expenditures of $22.7 million in 1998 compared with depreciation and amortization of $22.7 million. Capital expenditures in 1997 were $13.7 million compared with depreciation and amortization of $21.3 million. The increase in capital expenditures related primarily to facilities expansion for the Domestic Aerospace Controls operations and the low cost manufacturing operation in the Philippines. The acquisition of Schaeffer added approximately $3.9 million to net property, plant and equipment. Capital expenditures in 1999 are expected to be approximately $22.5 million.

The Company believes its cash flow from operations, together with access to external capital resources, will continue to be sufficient to meet its operating needs.

Other

Year 2000. As the end of the century nears, there is widespread concern around the world that many existing computer programs that use only the last two digits to refer to a year will not properly recognize a year that begins with the digits "20" instead of "19." If not corrected, the concern is that many computer applications might fail, creating erroneous results or cause unanticipated system failures, among other problems.

In fiscal 1996 the Company initiated activities, including designating a Year 2000 project team to be responsible for specific information technology (IT) environments, to ensure its Year 2000 readiness. In addition, communications were made to all non-IT functional areas to initiate a process of review and remediation of Year 2000 issues in those areas. The Company has substantially completed the phase of identifying IT and non-IT systems that are not Year 2000 compliant and is in the process of upgrading or replacing those systems. It is anticipated that all Year 2000 efforts, including testing, will be completed by the end of 1999.

The Company's principal business system is used by the majority of the Domestic operations and certain international subsidiaries, which in total represent approximately 70% of the Company's sales. This business system, which encompasses manufacturing, engineering and accounting, has been reviewed and tested and is considered to be Year 2000 compliant. However, certain auxiliary business applications must be changed and activity is in process to have these replaced with compliant packages or changed, tested and compliant by the end of 1999. The most significant of these applications is the Company's Human Resource Information System for the Domestic operations. The Company has purchased a new system which is scheduled to be in place by mid-1999 and cost approximately $1 million, the majority of which will be capitalized. The costs associated with the other auxiliary business applications are not expected to be material. The business systems for the remainder of the Company have been evaluated and are being tested. Certain applications will require replacement, the cost of which should not exceed $.5 million.

The Company is in the process of testing product systems (i.e., CAD/CAM systems), personal computing, data entry, and communication hardware and software and systems associated with facilities management. Although certain upgrades or replacements are being made, many were previously scheduled and the timing has not been materially impacted by the Year 2000 issue. The Year 2000 costs associated with these systems are not expected to be material. The Company uses large computerized numerical control
(CNC) machines which are critical to the manufacturing process. Confirmation of Year 2000 compliance with respect to these machines has been obtained from the Company's vendors.

Only a small portion of the Company's products contain embedded processors or depend upon date logic. With respect to those that do, the Company identified certain software that must be upgraded or replaced, primarily within its Industrial Controls product lines. The cost of upgrading or replacement is not expected to be material.

The Company purchases materials, supplies and components from numerous suppliers. The loss of any one supplier would not materially affect the Company's operations. Nevertheless the Company is continually assessing the level of Year 2000 readiness of its key suppliers and service providers. To do this, the Company has sent letters to its critical vendors inquiring about their Year 2000 efforts and is evaluating responses.

In fiscal 1998, the Company's sales to U.S. Government prime- or sub-contractors represented approximately 31% of consolidated sales. The Company believes that the U.S. Government, including the Department of Defense, is undertaking substantial efforts to address Year 2000 issues. However, there is no assurance as to the Department of Defense's readiness and the potential impact of the Department of Defense's non-readiness is unknown at this time.

The Company believes that it is taking the necessary steps to ensure the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing do not occur on a timely basis, there can be no assurance that the Year 2000 issue will not materially impact the Company's results of operations or adversely affect relationships with customers, vendors or others. The Company believes the greatest potential risk from the Year 2000 issue relates to major suppliers or customers whose systems may not be Year 2000 compliant and who may not be able to meet delivery requirements for important raw materials, equipment or utilities, or who may not be able to accept shipment of the Company's products until they correct their Year 2000 problems.

The Company has taken a proactive approach toward identifying and remediating Year 2000 problems both internally and with outside business partners in order to minimize the need for contingency plans. While the Company does not have formalized contingency plans, as the evaluation of internal and external factors continues, the Company will assess which areas of the business require contingency plans and have those plans in place by the end of 1999.

Market Risk Sensitive Instruments. The Company, in the normal course of business, has exposures to interest rate risks from its long-term debt obligations and to foreign exchange rate risk with respect to its foreign operations and foreign currency transactions. To minimize these risks, the Company periodically enters into interest rate swaps and forward contracts. The Company does not hold or issue financial instruments for trading purposes.

The Company's long-term revolving credit facilities have variable interest rates based on LIBOR. At September 26, 1998, $74.0 million was outstanding under these facilities. If LIBOR were to change by 10%, the impact on consolidated interest expense would be approximately $.5 million annually. In order to provide for interest rate protection with respect to the variable rate revolving credit facilities, the Company has entered into an interest rate swap agreement for $20 million, effectively converting this amount to fixed rate debt at 6.45%. A 10% change in LIBOR would not have a material impact on the fair value of the interest rate swap or the Company's results of operations or cash flows. At September 26, 1998 the carrying value of the Company's long-term debt was $205.2 million compared to an estimated fair value of $206.4 million. A 10% increase in treasury security yields would result in a projected fair value at September 26, 1998 of $196.5 million.

The majority of the Company's sales, expenses and cash flows are transacted in U.S. dollars. In addition, the geographic diversity of the Company's international operations generally provides a natural hedge against foreign exchange movements. The Company periodically uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments and intercompany loans. The Company also uses forward contracts to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries. At September 26, 1998 there was one contract outstanding with a fair value of less than $.1 million. A 10% change in foreign exchange rates would not have a material impact on the fair value of the forward contract or the Company's results of operations or cash flows related to that contract.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by fiscal 2000. Under this standard, companies are required to carry all derivatives in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company is in the process of evaluating the impact this standard will have on its financial statements.

Euro Conversion. On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the Euro as their common legal currency and to establish fixed conversion rates between their existing sovereign currencies and the Euro. The Company initiated an internal review of the potential effects on the Company of the Euro conversion. Although existing business systems will have to be programmed to accommodate the Euro, the cost is not expected to be material. Other factors such as competitive implications of increased price transparency, currency exchange rate risk and derivative exposures, continuity of material contracts and potential tax consequences are not expected to have a material impact on the Company's financial condition, liquidity or results of operations.

Environmental. At September 26, 1998 the Company believes that adequate reserves have been established for all currently pending environmental issues, and does not expect environmental matters to have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

Outlook

The outlook for 1999 is for continued growth in both sales and net earnings. The increase in sales will be primarily due to the aforementioned acquisitions, while the earnings improvement will be driven mainly by improved operating efficiencies in the existing core business and, to a lesser extent, the 1999 acquisitions.

Excluding the 1999 acquisitions, sales in the Military and Commercial Aircraft product lines appear to have temporarily peaked as sales declines on mature military programs nearing completion have not yet been offset by programs entering initial production and due to a recent rescheduling of deliveries to Boeing, reflecting softness in the Asian-Pacific commercial airplane market. However, increases in satellite controls, primarily due to the Schaeffer acquisition and projected growth on satellite constellations, and launch vehicles due to work on the Titan IV program, should provide modest growth in Aerospace Controls in the near term. Sales and operating profit growth in Industrial Controls is expected to continue on the strength of sales of electric drives for military ground vehicles in Europe, power generation controls, and due to the strong U.S. and European industrial economies. Sales from the Company's Asian-Pacific operations, excluding Japan, account for less than 2% of total sales (5% including Japan) and, as a result, economic difficulties, as they affect those operations, are not expected to have a material impact on the Company's financial condition, liquidity or results of operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market
          Risk.

The information required herein is incorporated by reference to the information appearing under the caption "Market Risk
Sensitive Instruments" in Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations, on page 26.

ITEM 8.   Financial Statements and Supplementary Data.
_________________________________________________________________
                            MOOG INC.
               Consolidated Statements of Earnings
_________________________________________________________________
                               Fiscal Years Ended
                       __________________________________________
(dollars in thousands  September 26,  September 27, September 30,
except per share data)          1998           1997          1996
_________________________________________________________________
NET SALES              $   536,612    $    455,929  $    407,237
OTHER INCOME                 1,447           1,565         2,380
                       ___________    ____________  ____________
                           538,059         457,494       409,617
                       ___________    ____________  ____________
COSTS AND EXPENSES
 Cost of sales             374,000         315,380       281,710
 Research and development   27,487          17,798        17,303
 Selling, general and
  administrative            85,374          81,413        75,707
 Interest                   20,148          22,675        18,124
 Other expenses              1,177             649           723
                       ___________    ____________  ____________
                           508,186         437,915       393,567
                       ___________    ____________  ____________
EARNINGS BEFORE INCOME
TAXES AND EXTRAORDINARY
LOSS                        29,873          19,579        16,050

INCOME TAXES (Note 7)       10,605           5,973         4,831
                       ___________    ____________  ____________
EARNINGS BEFORE
EXTRAORDINARY LOSS          19,268          13,606        11,219

EXTRAORDINARY LOSS FROM
EARLY EXTINGUISHMENT
OF DEBT, NET OF INCOME
TAX BENEFIT OF $300 (Note 6)    --              --          (510)
                       ___________    ____________  ____________
NET EARNINGS           $    19,268    $     13,606  $     10,709
                       ===========    ============  ============
NET EARNINGS PER
SHARE (Note 1):
 Basic
  Before extraordinary
   loss                $      2.33    $       1.95  $       1.51
  Extraordinary loss            --              --         (0.07)
                       ___________    ____________  ____________
  Net earnings         $      2.33    $       1.95  $       1.44
                       ===========    ============  ============
 Diluted
  Before extraordinary
   loss               $       2.26    $       1.88  $       1.47
  Extraordinary loss            --              --         (0.07)
                       ___________    ____________  ____________
  Net earnings        $       2.26    $       1.88  $       1.40
_________________________________________________________________
See accompanying Notes to Consolidated Financial Statements.

                            MOOG INC.
                   Consolidated Balance Sheets
_________________________________________________________________
                                   As of          As of
                              September 26,  September 27,
(dollars in thousands              1998           1997
 except per share data)
________________________________________________________________

ASSETS
 CURRENT ASSETS
  Cash and cash equivalents   $     11,625   $       6,800
  Receivables (Note 3)             182,228         160,054
  Inventories (Note 4)             121,784         103,866
  Deferred income taxes
   (Note 7)                         22,289          18,935
  Prepaid expenses and other
   current assets                    9,151           5,052
                              ____________   _____________
     TOTAL CURRENT ASSETS          347,077         294,707

  PROPERTY, PLANT AND EQUIPMENT
   (Notes 5 and 6)                 139,444         132,109
  GOODWILL, net of accumulated
   amortization of $10,117 in
   1998, and $7,528 in 1997         60,025          49,626

  OTHER ASSETS                      12,779          14,121
                              ____________   _____________
  TOTAL ASSETS                $    559,325   $     490,563
                              ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Notes payable (Note 6)      $        410   $       1,323
  Current installments of
   long-term debt (Note 6)           5,505          15,345
  Accounts payable                  25,648          23,860
  Accrued salaries, wages and
   commissions                      36,338          28,747
  Contract loss reserves            10,448           8,170
  Accrued interest                   8,050           7,253
  Federal, state and foreign
   income taxes                      6,838           5,419
  Other accrued liabilities         17,746          10,439
  Customer advances                  9,904           6,630
                              ____________   _____________
     TOTAL CURRENT
     LIABILITIES                   120,887         107,186

  LONG-TERM DEBT, excluding
   current installments (Note 6)
    Senior debt                     79,699         101,577
    Senior subordinated notes      120,000         120,000

  OTHER LONG-TERM LIABILITIES
   (Notes 7 and 8)                  47,731          47,609
                              ____________   _____________
     TOTAL LIABILITIES             368,317         376,372
                              ____________   _____________

  COMMITMENTS AND CONTINGENCIES
   (Note 12)

SHAREHOLDERS' EQUITY (see page
 31 and Notes 8 and 9)
  9% Series B Cumulative, Convertible,
   Exchangeable Preferred stock -
   Par Value $1.00
   Authorized 200,000 shares.
   Issued 100,000 shares.              100             100
  Common Stock - Par Value $1.00
   Class A - Authorized 30,000,000
   shares. Issued 8,427,141 shares
   in 1998 and 6,635,936 shares
   in 1997.                          8,427           6,636
   Class B - Authorized 10,000,000
   shares. Convertible to Class A on
   a one for one basis.  Issued
   2,461,982 shares in 1998 and
   2,498,187 shares in 1997.         2,462           2,498
  Additional paid-in capital       102,306          47,519
  Retained earnings                107,681          88,422
  Treasury shares                  (30,511)        (30,967)
  Equity adjustments                   614             977
  Loan to Savings and Stock
   Ownership Plan                      (71)           (994)
                              ____________   _____________
     TOTAL SHAREHOLDERS'
     EQUITY                        191,008         114,191
                              ____________   _____________
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY          $    559,325   $     490,563
_________________________________________________________________

See accompanying Notes to Consolidated Financial Statements.

                                           MOOG INC.
                             Consolidated Statements of Cash Flows
                                                         Fiscal Years Ended
                                       ___________________________________________________
                                       September 26,       September 27,     September 30,
(dollars in thousands)                          1998                1997              1996
__________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                          $  19,268          $   13,606        $   10,709
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization          22,665              21,267            19,632
    Provisions for losses                  10,974               9,763             6,444
    Deferred income taxes                  (3,200)             (2,094)             (584)
    Extraordinary loss from
     early extinguishment of debt,
     pre-tax                                   --                  --               810
     Other                                    146                 755               485
    Change in assets and liabilities
     providing (using) cash:
      Receivables                         (19,590)            (10,084)          (13,465)
      Inventories                         (20,124)             (4,479)          (17,662)
      Other assets                           (320)             (1,652)           (1,486)
      Accounts payable and
       accrued liabilities                 12,403               2,745             5,604
      Other liabilities                       524               3,810             6,354
      Customer advances                       615              (1,607)           (1,665)
                                       ___________         ___________       __________

    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                            23,361              32,030            15,176
                                       ___________         ___________       __________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and investments,
   net of cash acquired (Note 2)          (20,983)            (49,180)           (6,752)
  Purchase of property, plant
   and equipment                          (22,527)            (12,982)          (10,288)


  Proceeds from sale of assets                328                 393               202
  Payments received, net of advances,
   on loan to Savings and Stock
   Ownership Plan                             923                (493)              248
                                       ___________         ___________       __________

    NET CASH USED IN INVESTING
     ACTIVITIES                           (42,259)            (62,262)          (16,590)
                                       ___________         ___________       __________
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of notes payable            (477)             (1,913)           (3,357)
  Proceeds from revolving lines
   of credit                              126,151              97,000            92,272
  Payments on revolving lines of credit  (128,417)            (71,000)         (149,657)
  Proceeds from issuance of
   long-term debt                           4,736              18,684           125,213
  Payments on long-term debt              (33,843)            (14,825)          (46,181)
  Net proceeds from the sale of
   common stock (Note 9)                   56,658                  --                --
  Purchase of outstanding shares
   for treasury                            (2,145)               (428)          (14,605)
  Proceeds from sale of treasury stock      2,295               1,123               545
  Other                                    (1,289)               (836)             (435)
                                       ___________         ___________       __________

    NET CASH PROVIDED BY
     FINANCING ACTIVITIES                  23,669              27,805             3,795
                                       ___________         ___________       __________

Effect of exchange rate changes on
 cash and cash equivalents                     54                (412)             (318)
                                       ___________         ___________       __________
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       4,825              (2,839)            2,063
Cash and cash equivalents at
 beginning of year                          6,800               9,639             7,576
                                       ___________         ___________       __________
Cash and cash equivalents
 at end of year                        $   11,625          $    6,800        $    9,639
                                       ===========         ===========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                           $   18,842          $   20,452        $   12,856
    Income taxes, net of refunds           12,058               5,646             2,739

  Non-cash investing and financing
   activities:
     Adjustment to minimum
     pension liability (Note 8)               (21)                676            (2,019)
     Leases capitalized, net of leases
      terminated                              161                 731               597
__________________________________________________________________________________________


See accompanying Notes to Consolidated Financial Statements.



                                           MOOG INC.
                        Consolidated Statements of Shareholders' Equity
                                                         Fiscal Years Ended
                                       ___________________________________________________
(dollars in thousands                  September 26,       September 27,     September 30,
except per share data)                          1998                1997              1996
__________________________________________________________________________________________
PREFERRED STOCK                        $    100            $     100         $    100
                                       _____________       _____________     _____________
COMMON STOCK
  Beginning of year                       9,134                9,134            9,134
  Sale of common stock (Note 9)           1,755                   --               --
                                       _____________       _____________     _____________
 End of year                             10,889                9,134            9,134
                                       _____________       _____________     _____________
ADDITIONAL PAID-IN CAPITAL
  Beginning of year                      47,519               47,611           47,709
  Sale of common stock, net of
   issuance costs (Note 9)               54,903                   --               --
  Issuance of treasury shares at
   less than cost                          (306)                (141)             (98)
  Tax benefits related to stock
   option plan                              190                   49               --
                                       _____________       _____________     _____________
  End of year                           102,306               47,519           47,611
                                       _____________       _____________     _____________
RETAINED EARNINGS
  Beginning of year                      88,422               74,825           64,125
  Net earnings                           19,268               13,606           10,709
  Preferred dividends ($.09 per share
   in 1998, 1997 and 1996)                   (9)                  (9)              (9)
                                       _____________       _____________     _____________
  End of year                           107,681               88,422           74,825
                                       _____________       _____________     _____________
TREASURY SHARES, AT COST*
  Beginning of year                     (30,967)             (31,803)         (17,841)
  Shares issued related to
    options (1998 - 99,750 Class A
    shares and 85,000 Class B shares;



    1997 - 50,150 Class A shares and
    44,912 Class B shares; 1996 - 46,800
    Class A shares and 500 Class B
    shares)                               2,451                1,264              568
  Shares acquired through
    purchase (1998 - 57,343 Class A
    shares and 8,817 Class B shares;
    1997 - 17,321 Class A
    shares and 410 Class B shares;
    1996 - 721,086 Class A shares,
    80,000 Class B shares and
    5,117 Series B Preferred shares)     (2,145)                (428)         (14,605)
  Shares sold to Savings and Stock
    Ownership Plan (SSOP) (1998 -
    3,300 Class A shares)                   150                   --               --
  Shares issued related to conversion
    of convertible subordinated
    debentures (1996 - 6,204 Class A
    shares)                                  --                   --               75
                                       _____________       _____________     _____________
  End of year                           (30,511)             (30,967)         (31,803)
                                       _____________       _____________     _____________
EQUITY ADJUSTMENTS**
  Beginning of year                         977                5,377            6,158
  Adjustment from foreign currency
   translation                             (363)              (4,400)          (2,110)
  Adjustment from change in pension
   liability                                 --                   --            1,329
                                       _____________       _____________     _____________
  End of year                               614                  977            5,377
                                       _____________       _____________     _____________
LOAN TO SSOP
  Beginning of year                        (994)                (501)            (749)
  Payments received on loan, net of
   advances, to SSOP                        923                 (493)             248
                                       _____________       _____________     _____________
  End of year                               (71)                (994)            (501)
                                       _____________       _____________     _____________
TOTAL SHAREHOLDERS' EQUITY             $191,008            $ 114,191         $104,743
__________________________________________________________________________________________
*    Class A Common Stock in treasury: 1,140,514 shares as of September 26, 1998; 1,186,221 shares as of September 27, 1997; 1,219,050 shares as of September 30, 1996.
     Class B Common Stock in treasury: 815,918 shares as of September 26, 1998; 892,101 shares as of September 27, 1997; 936,603 shares as of September 30, 1996.
     Preferred Stock in treasury: 5,117 shares as of September 26, 1998, September 27, 1997 and
     September 30, 1996.
**   End of year balance consists solely of cumulative foreign currency translation, net of applicable deferred taxes.

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

Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Cash and cash equivalents are carried at amounts which represent fair value. The Company places its temporary investments with highly rated financial institutions.

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

Intangibles associated with acquisitions are amortized on a straight-line basis over periods not to exceed 30 years. The Company monitors its long-lived assets, including intangibles, for evidence of impairment. In the event that such evidence exists, the Company uses forecasted discounted cash flow analysis to determine the amount of impairment.

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

The Company uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments, and intercompany loans. Foreign currency contracts are marked-to-market with net amounts due to or from counter-parties recorded in accounts receivable or payable. For contracts hedging firm commitments, marked-to-market gains or losses are deferred and recognized as an adjustment to the basis of the transaction. For all other contracts, marked-to-market gains or losses are recognized currently, generally offsetting gains or losses from underlying hedged transactions. Foreign currency forward contracts outstanding at fair value on September 26, 1998 and September 27, 1997 were $82 and $2,086, respectively. Forward contracts used to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries are marked-to-market with gains or losses recorded in the cumulative translation adjustment component of shareholders' equity.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by fiscal 2000. Under this standard, companies are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company is in the process of evaluating the impact this standard will have on its financial statements.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Earnings Per Share: In fiscal 1998, the Company adopted SFAS No.
128, "Earnings per Share." SFAS No. 128 replaces primary earnings per share (EPS) with basic EPS and fully diluted EPS with diluted

EPS. Basic EPS is computed by dividing reported earnings by weighted-average shares outstanding. Diluted EPS is computed the same way as fully diluted EPS except the calculation now uses the average share price for the reporting period to compute dilution from options under the treasury stock method. The Company has restated its earnings per share for prior periods.

The number of shares and earnings in the Company's basic and diluted earnings per share computations are as follows:
__________________________________________________________________________
                                     Earnings
                                      Before      Weighted
                                   Extraordinary   Average     Earnings
                                       Loss        Shares      Per Share
__________________________________________________________________________

1998
Earnings before extraordinary loss $    19,268

Less preferred stock dividends              (9)
                                   ___________
  Basic EPS                             19,259    8,281,974    $  2.33
                                                               =======
  Stock options                             --      220,382

  Convertible preferred stock                9        8,146
                                   ___________    _________
  Diluted EPS                      $    19,268    8,510,502    $  2.26
                                   ===========    =========    =======
1997
Earnings before extraordinary loss $    13,606

Less preferred stock dividends              (9)
                                   ___________
  Basic EPS                             13,597    6,979,011    $  1.95
                                                               =======
  Stock options                             __      245,601

  Convertible preferred stock                9        8,585
                                   ___________    _________

  Diluted EPS                      $    13,606    7,233,197    $ 1.88
                                   ===========    =========    ======

1996
Earnings before extraordinary loss $    11,219

Less preferred stock dividends              (9)
                                   ___________

  Basic EPS                             11,210    7,412,485    $ 1.51
                                                               ======
  Stock options                             __      226,827

  Convertible preferred stock                9        8,585
                                   ___________    _________
  Diluted EPS                      $    11,219    7,647,897    $ 1.47
__________________________________________________________________________

Note 2 - Acquisitions

On February 3, 1998, the Company acquired the net assets of Schaeffer Magnetics, Inc. (Schaeffer). Schaeffer, with annual revenues of approximately $20,000, is a leading supplier to the space industry of motion control devices and systems for solar panels and antennas. The purchase price was $21,700. Intangible assets resulting from this acquisition are approximately $13,600, the majority of which are being amortized over 30 years. Proforma results of operations have not been presented because the effect of this acquisition was not significant.

On October 26, 1996, the Company acquired the assets of, and assumed certain liabilities related to, the industrial hydraulic servocontrols business (the U.S. Industrial Hydraulics Business) of International Motion Control Inc., an unrelated third party. The cash purchase price was $48,600. The U.S. Industrial Hydraulics Business, which operated under the name Moog Controls Inc., was spun off by the Company in February 1988. The acquisition resulted in intangible assets of approximately $36,500, the majority of which are being amortized over 30 years.

On October 30, 1998, the Company acquired a 75% shareholding of Hydrolux SARL, a Luxembourg designer and manufacturer of hydraulic power control systems for industrial machinery with sales of approximately $20,000, from Paul Wurth SARL. As part of the transaction, the Company owns 75% of Moog-Hydrolux Hydraulic Systems, Inc. (Moog-Hydrolux), a joint venture the Company formed in fiscal 1996 with Hydrolux SARL to serve the North American market. The Company previously owned 50% of Moog-Hydrolux. Moog-Hydrolux has sales of $7,000. Paul Wurth SARL owns a 25% minority interest in Hydrolux SARL and Moog-Hydrolux. The purchase price was $8,200 in cash, plus the assumption of $6,400 of debt.

On November 30, 1998, the Company completed the acquisition from Raytheon Aircraft Company of all the outstanding common stock of Raytheon Aircraft Montek Company (Montek) for approximately $160,000 in cash. Montek, located in Salt Lake City, Utah, is a supplier of flight controls to the Boeing Commercial Airplane Group and to manufacturers of regional aircraft and business jets including the Raytheon Aircraft Company. Montek also produces steering controls for tactical missiles and servovalves for both industrial and aerospace applications. For its fiscal year ended December 31, 1997, Montek had sales of $79,400 and an operating profit of $13,500.

On December 3, 1998, the Company acquired a 66-2/3% shareholding in Microset Srl, an Italian designer and manufacturer of electronic controls for industrial machinery with sales of approximately $4,000. The cash purchase price was $3,500.

All of the Company's acquisitions are accounted for under the purchase method, and accordingly, the operating results for the acquired companies are included in the Consolidated Statements of Earnings from the date of acquisition.

Note 3 - Receivables

Receivables consist of:
_________________________________________________________________
                        September 26, 1998   September 27, 1997
_________________________________________________________________
Long-Term contracts:
  Amounts billed              $ 48,216            $ 42,028
  Unbilled recoverable
     costs and profits          77,661              66,472
  Claims on terminated
     contracts                     391                 558
                               _______            ________
  Total long-term contract
     receivables               126,268             109,058

Trade                           57,599              50,998

Refundable income taxes             17                 250

Other                            1,244               1,342
                               _______             _______
Total receivables              185,128             161,648

Less allowance for doubtful
  accounts                      (2,900)             (1,594)
________________________________________________________________
Receivables                   $182,228            $160,054
________________________________________________________________

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

Note 4 - Inventories

Inventories consist of the following:

_________________________________________________________________
                        September 26, 1998   September 27, 1997
_________________________________________________________________

Raw materials and
  purchased parts           $  37,404           $ 28,933
Work in process                64,385             64,502
Finished goods                 19,995             10,431
_________________________________________________________________
Inventories                  $121,784           $103,866
_________________________________________________________________

Note 5 - Property, Plant and Equipment

Property, plant and equipment consists of:

_________________________________________________________________
                        September 26, 1998   September 27, 1997
_________________________________________________________________
Land                         $  6,936            $  7,283

Buildings and improvements     94,915              87,727

Machinery and equipment       234,519             222,362
                             ________            ________
Property, plant and
  equipment, at cost          336,370             317,372

Less accumulated depreciation
  and amortization           (196,926)           (185,263)
________________________________________________________________
Property, plant and
  equipment                  $139,444            $132,109
________________________________________________________________

Assets under leases that have been accounted for as capital leases and included in property, plant and equipment are summarized as follows:
_________________________________________________________________
                        September 26, 1998   September 27, 1997
_________________________________________________________________
Capital leases at cost       $  6,121            $  6,025
Less accumulated amortization  (2,787)             (2,114)
_________________________________________________________________
Net assets under capital
  leases                     $  3,334             $ 3,911
_________________________________________________________________

Note 6 - Indebtedness

Long-term debt consists of the following:
_________________________________________________________________
                        September 26, 1998   September 27, 1997
_________________________________________________________________
Bank Credit Facility
 - revolving credit          $  49,000            $  67,000
 - term loan                         -               24,000

Revolving credit facility       25,000                9,266
International and other U.S.
  term loan agreements           8,985               13,935

Obligations under
  capital leases                 2,219                2,721
                             _________             ________
Senior debt                     85,204              116,922

10% senior subordinated notes  120,000              120,000
                             _________             ________

Total long-term debt           205,204              236,922

Less current installments       (5,505)             (15,345)
                             _________             ________
Long-term debt                $199,699             $221,577
_________________________________________________________________

The Bank Credit Facility consists of a $135,000 revolving credit facility which expires in October 2000. On April 1, 1998 the
Company used $21,000 available under the revolving credit facility to pay off the remaining balance on the term loan.

Interest on the Bank Credit Facility is LIBOR plus 90 basis points (LIBOR plus 175 basis points at September 27, 1997). In order to provide for interest rate protection, the Company has entered into an interest rate swap agreement for $20,000, effectively converting this amount to fixed rate debt at 6.45%.

The Bank Credit Facility contains various covenants which, among others, specify minimum interest coverage, limit senior debt to a defined capital base, limit capital expenditures and restrict payment of cash dividends on common stock. The Bank Credit Facility is secured by substantially all of the Company's U.S. assets.

The Company has an unsecured revolving credit facility for up to $25 million which carries an interest rate of LIBOR plus 50 basis points and expires on October 1, 2001. The facility has covenants similar to the Bank Credit Facility.

In connection with the acquisition of Montek (see Note 2), the Company refinanced its U.S. credit facilities. Effective November 30, 1998, the Company entered into a $340,000 Corporate Revolving and Term Loan Agreement (1999 Credit Facility) with a banking group. The 1999 Credit Facility provides for $265,000 in a revolving facility and a $75,000 term loan with interest starting at LIBOR plus 200 basis points, with the spread adjusted based on leverage. The facility is for a five year period with quarterly principal payments on the term loan of $3,750 commencing in March 1999. The 1999 Credit Facility is secured by substantially all of the Company's U.S. assets. The loan agreement includes customary covenants for a transaction of this nature. The 1999 Credit Facility was used principally to acquire Montek for approximately $160,000 and to refinance approximately $72,000 of existing revolving credit facilities with the remaining balance available for future working capital requirements.

International and other U.S. term loan agreements of $8,985 at September 26, 1998 consist principally of financing provided by various banks to certain International subsidiaries. These term loans are being repaid through 2003, and carry interest rates ranging from .8% to 9.5%.

The 10% Senior Subordinated Notes (the Notes), have a single maturity with the aggregate principal amount due on May 1, 2006. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2001 initially at 105% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after May 1, 2003. The Notes are unsecured, general obligations of the Company subordinated in right of payment to all existing and future senior indebtedness. The indenture includes certain covenants limiting, subject to certain exceptions, the incurrence of additional indebtedness, payment of dividends, redemption of capital stock, asset sales and certain mergers and consolidations.

In May 1996, the Company prepaid in its entirety the principal balance on its 10.25% Senior Secured Note resulting in an extraordinary pre-tax charge of $810. The charge consisted of prepayment and amendment fees and the write-off of related debt issuance costs.

Maturities of long-term debt, excluding the Bank Credit Facility and the revolving credit facility, are $5,505 in 1999, $3,224 in 2000, $1,320 in 2001, $575 in 2002, $509 in 2003, and $120,071
thereafter.

The fair value of long-term debt was estimated based on quoted market prices and discounted cash flow analysis using current rates offered to the Company for debt with the same remaining maturities. At September 26, 1998, the estimated fair value of long-term debt was $206,404.

At September 26, 1998, the Company had pledged assets with a net book value of $316,256 as security for long-term debt.

The Company has both short-term lines of credit and long-term credit facilities with various banks throughout the world. The short-term credit lines are principally demand lines and subject to revision by the banks. These short-term lines of credit, along with $86,000 available on the Bank Credit Facility, provided credit availability of $100,768 at September 26, 1998. Commitment fees are charged on some of these arrangements based on a percentage of the unused amounts available.

At September 26, 1998, the International Controls segment had $410 of notes payable to banks at an average rate of 7.1%. During 1998, an average of $1,517 in notes payable were outstanding at an average interest rate of 8.2%. Notes payable are carried at amounts which represent fair value.

Note 7 - Income Taxes

The reconciliation of the provision for income taxes with the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes and extraordinary loss is as follows:

_________________________________________________________________
                                  1998         1997        1996
_________________________________________________________________
Earnings before income taxes
  and extraordinary loss:
     Domestic                   $ 22,009     $ 16,310   $ 10,979
     Foreign                       8,746        3,165      6,272
     Eliminations                   (882)         104     (1,201)
________________________________________________________________
     Total                      $ 29,873     $ 19,579   $ 16,050
________________________________________________________________
Computed expected tax expense   $ 10,456     $  6,657   $  5,457

Increase (decrease) in income
  taxes resulting from:

     Foreign tax rates               338          571      1,102

     Nontaxable export sales        (800)        (664)       (76)

     State taxes net of federal
       benefit                       501          302        141

     Foreign tax credits            (145)      (1,244)         -

     Change in beginning of the
       year valuation allowance      179          (77)    (2,541)

     Other                            76          428        748
_________________________________________________________________
Income taxes                    $ 10,605     $  5,973   $  4,831
_________________________________________________________________
Effective income tax rate          35.5%        30.5%      30.1%
_________________________________________________________________

At September 26, 1998, certain International subsidiaries had net operating loss carryforwards totalling $1,891. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries.

No provision has been made for U.S. federal or foreign taxes on that portion of certain International subsidiaries' undistributed earnings ($34,016 at September 26, 1998) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the Company.

The components of income taxes excluding the extraordinary loss are as follows:
_________________________________________________________________
                                 1998        1997         1996
_________________________________________________________________
Current:
  Federal                     $  8,809    $  6,543     $  2,817
  Foreign                        3,897         949        2,518
  State                          1,099         575           80
                              ________    ________     ________
     Total current              13,805       8,067        5,415
                              ________    ________     ________

Defered:
  Federal                       (2,374)     (1,621)       1,220
  Foreign                         (498)       (354)      (1,937)
  State                           (328)       (119)         133
                              ________     _______     ________
     Total deferred             (3,200)     (2,094)        (584)
________________________________________________________________
Total income taxes            $ 10,605    $  5,973     $  4,831
________________________________________________________________

The tax effects of temporary differences that generated deferred tax assets and liabilities are detailed in the following table. Realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making its assessment of the recoverability of deferred tax assets.
_________________________________________________________________
                        September 26, 1998   September 27, 1997
_________________________________________________________________
Deferred tax assets:
  Contract loss reserves
     not currently
     deductible             $  4,828              $  4,137
  Tax benefit carryforwards      628                   647
  Accrued vacation             6,109                 5,173
  Deferred compensation        4,572                 5,069
  Accrued expenses not
     currently deductible      4,935                 3,508
  Inventory                    4,596                 3,884
  Other                          638                   427
                            ________               _______
     Total gross deferred
       tax assets             26,306                22,845
     Less: Valuation reserve    (474)                 (295)
                            ________               _______
     Net deferred tax assets  25,832                22,550
                            ________               _______
Deferred tax liabilities:
  Differences in bases and
     depreciation of property,
     plant and equipment      21,993                21,720
  Other                          128                 1,135
                            ________               _______
     Total gross deferred
       tax liabilities        22,121                22,855
________________________________________________________________
     Net deferred tax assets
       (liabilities)        $  3,711               $  (305)
________________________________________________________________

During 1998, the Internal Revenue Service (IRS) completed an examination of the Company's Federal corporate income tax returns for the years ended September 30, 1993 through September 30, 1995. The IRS has proposed certain adjustments which would simultaneously give rise to tax benefits available in the years examined as well as subsequent tax years. No penalties have been asserted. The Company believes that its positions are correct and supportable and has filed a petition with the Appeals Office of the IRS challenging the adjustments. The Company believes that ultimate resolution of this matter will not have any material adverse effect on the financial condition, liquidity or results of operations of the Company.

Note 8 - Employee Benefit Plans

The Company maintains a number of defined benefit pension plans.  The funded status of these plans is as follows:
___________________________________________________________________________________________________
                                 September 26, 1998                    September 27, 1997
                          ___________________________________   ___________________________________
                          U.S. Employee   Other       Other     U.S. Employee    Other      Other
                          Plan with     Plans with  Plans with  Plan with    Plans with  Plans with
                          Accumulated   Assets in   Accumulated Assets in    Assets in   Accumulated
                          Benefits in   Excess of   Benefits in Excess of    Excess of   Benefits in
                          Excess of     Accumulated Excess of   Accumulated  Accumulated Excess of
                          Assets        Benefits    Assets      Benefits     Benefits    Assets
___________________________________________________________________________________________________
Accumulated benefit
  obligation - Vested     $ 141,135     $   2,384   $  26,948    $ 109,686    $  9,034    $  15,274
             - Nonvested        851             -       4,751          914           -        4,177
                          _________     _________   _________    _________    ________    _________
             - Total      $ 141,986     $   2,384   $  31,699    $ 110,600    $  9,034    $  19,451
                          _________     _________   _________    _________    ________    _________
Projected benefit
  obligation (PBO)        $ 155,304     $   2,384   $  37,782    $ 121,300    $  9,972    $  24,258
Plan assets at fair value   140,022         2,862      10,271      139,743       9,769        1,337
                          _________     _________   _________    _________    ________    _________
Plan assets in excess of
  (or less than) PBO        (15,282)          478     (27,511)      18,443        (203)     (22,921)
Unrecognized cumulative
  experience loss (gain)      4,571             -       1,055      (19,074)        822       (1,346)
Unrecognized net (asset)
  liability from SFAS No. 87
  adoption date, amortized
  over 15 years              (1,367)            -       1,271       (1,735)          -        1,470
Unrecognized prior
  service cost                7,211             -         714           31           -        1,071
Adjustment required to
  recognize minimum liability     -             -        (708)           -           -         (729)
____________________________________________________________________________________________________
Accrued pension (liability)
  asset                   $  (4,867)    $     478   $ (25,179)   $  (2,335)   $    619    $ (22,455)
____________________________________________________________________________________________________

The U.S. Employee Plan was amended effective January 1, 1998 to update the year used to calculate past service benefits. The amendment resulted in an increase of $7,027 in the September 26, 1998 projected benefit obligation. Effective with the August 31, 1998 measurement date, the discount rate for the U.S. Employee Plan was reduced to 7.0% from 7.75%. The change in discount rate resulted in an increase of $14,644 in the September 26, 1998 projected benefit obligation.

Fiscal 1998 plan assets consist primarily of publicly traded stocks, bonds, mutual funds and $9,868 in Company stock, based on quoted market prices. The Company's funding policy is to contribute at least the amount required by law in the various jurisdictions in which the plans are domiciled. The principal actuarial assumptions weighted for all defined benefit plans are:

_________________________________________________________________
                                        1998              1997
_________________________________________________________________
Discount rate                           6.9%              7.3%
Return on assets                        9.0%              8.5%
Rate of compensation increase           3.7%              3.7%
_________________________________________________________________

In addition, the Company maintains various defined contribution plans. These defined contribution plans, along with the defined benefit plans, cover substantially all employees. Pension expense for all plans for 1998, 1997 and 1996 is as follows:

_________________________________________________________________
                               1998         1997         1996
_________________________________________________________________
Service cost - benefits
  earned during the year      $  6,216    $  5,093    $  4,635
Interest cost on projected
  benefit obligation            11,883      10,841       9,827
Actual return on plan assets    (4,235)    (30,843)    (17,231)
Net amortization, deferral
  and other                     (6,343)     21,278       9,816
                              ________     _______     _______
Pension expense for defined
  benefit plans                  7,521       6,369       7,047
Pension expense for other plans  1,093         873         574
_________________________________________________________________
Total pension expense         $  8,614    $  7,242    $  7,621
_________________________________________________________________

Employee and management profit share plans provide for the computation of profit share based on net earnings as a percentage of net sales multiplied by base wages, as defined. Profit share expense was $8,990, $4,518 and $2,602 in 1998, 1997 and 1996,
respectively.

The Company has a Savings and Stock Ownership Plan (SSOP) which includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the SSOP can acquire Company stock at market value, with the Company providing a 25% share match. The SSOP purchase of the initial shares was funded by a Company loan. The loan is repaid with Company contributions. Interest on the loan is computed at the Bank Credit Facility borrowing rate. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 26, 1998, the SSOP owned (allocated and unallocated) 173,149 Class A shares and 507,806 Class B shares.

The Company provides postretirement health care benefits to certain retirees. Expenses under this plan were $1,264, $1,222, and $1,158 in 1998, 1997 and 1996, respectively. A reconciliation of the funded status of the plan with the accrued liability is shown below. There are no plan assets. The transition obligation is being recognized over 20 years.

_________________________________________________________________
                        September 26, 1998   September 27, 1997
_________________________________________________________________
Accumulated post-
  retirement benefit
  obligation (APBO)
 - Inactives               $  (5,645)             $  (5,420)
 - Actives fully eligible       (975)                  (767)
 - Actives not fully
     eligible                 (3,534)                (3,229)
                           _________              _________
Total APBO (funded status)   (10,154)                (9,416)
Unrecognized transition
  obligation                   5,915                  6,310
Unrecognized prior service
  cost                           233                    211
Unrecognized gains (losses)    1,764                    780
_________________________________________________________________
Accrued postretirement
  benefit liability        $  (2,242)             $  (2,115)
_________________________________________________________________
Discount rate                   7.0%                   7.8%
_________________________________________________________________

The effect of a one percentage point increase in the health care cost trend rate, currently assumed at 2.5%, would not have a significant impact on the accumulated postretirement benefit obligation as of September 26, 1998.

Note 9 - Shareholders' Equity

Class A and Class B Common Stock equally share in the earnings of the Company, and are identical with certain exceptions. Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. Cash dividends may be paid on Class A without paying a cash dividend on Class B, and no cash dividend may be paid on Class B unless at least an equal cash dividend is paid on Class A. Class B shares are convertible at any time into Class A on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 36,205 in 1998, 6,691 in 1997 and 30,039 in 1996.

In early February 1998, the Company completed an offering of Class A shares at $34.375 per share. The offering consisted of 1,755,000 previously unissued shares sold by the Company and 300,000 existing shares sold by the Moog Inc. Employees' Retirement Plan (Moog Retirement Plan). The net proceeds to the Company from the offering of $56,658 were used to repay amounts outstanding under the Bank Credit Facility. The Company did not receive any proceeds from the sale of shares by the Moog Retirement Plan.

In August 1998, the Board of Directors authorized the repurchase of up to 200,000 common shares. As of September 26, 1998, 34,800 shares had been repurchased under this program.

The Company is authorized to issue up to 10,000,000 shares of preferred stock. Series B Preferred Stock is 9% Cumulative, Convertible, Exchangeable Preferred Stock with a $1.00 par value. Series B Preferred Stock consists of 100,000 issued shares and 94,883 outstanding shares at September 26, 1998, and is convertible into Class A Common shares (.08585 shares of Class A Common Stock per share of Series B Preferred Stock). The Series B Preferred Stock is owned primarily by officers of the Company. With respect to any matters on which the Series B Preferred Stock is entitled to vote, all shares will be voted in a manner determined by a majority of such shares. The Series B Preferred Stock is entitled to vote as a class on certain takeover transactions. The Board of Directors may authorize, without further shareholder action, the issuance of additional preferred stock which ranks senior to both classes of Common Stock of the Company with respect to the payment of dividends and the distribution of assets on liquidation. The preferred stock, when issued, would have such designations relative to voting and conversion rights, preferences, privileges and limitations as determined by the Board of Directors.

In February 1998 the shareholders of the Company approved the 1998 Stock Option Plan authorizing the issuance of options for 600,000 shares of Class A stock to directors, officers and key employees. Under the terms of the plan, options may be either incentive or non-qualified. The exercise price, determined by a committee of Board of Directors, may not be less than the fair market value of the Class A stock on the grant date. The options have a term of ten years.

In February 1998, the Stock Option Committee of the Board of Directors granted 153,000 incentive stock options to officers and key employees and 2,500 non-qualified options to non-employee directors. The options were issued at the fair market value on the date of grant, or $33.875, and become exercisable over a five year period.

The Company's accounting for stock-based plans is in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized for the options granted in fiscal 1998. Had compensation expense for the Company's stock-based plans been accounted for using the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," proforma net earnings, basic earnings per share and diluted earnings per share for 1998 would have been $18,904, $2.28 and $2.22, respectively. The fair value of options granted during fiscal 1998 was $16.61 per option on the date of grant. Fair value was calculated using the Black Scholes option-pricing model with the following assumptions: expected volatility - 33%, expected dividend yield - 0%, risk-free interest rate of 5.7% and an expected life of 7.5 years.

The 1983 Non-Statutory Stock Option Plan granted options on Class B shares to directors, officers, and key employees. Stock appreciation rights were granted in tandem with the options. Compensation (income) expense related to the stock appreciation rights was $(129), $1,302 and $1,043 in fiscal 1998, 1997 and
1996, respectively. The 1983 Incentive Stock Option Plan granted options on Class A shares to officers and key employees. The Plans terminated on December 31, 1992 and outstanding options expire no later than ten years after the date of grant. Options were granted at prices not less than market value on the date of the grant.

     Class A shares reserved for issuance at September 26, 1998 are as follows:

_________________________________________________________________
                                                      Shares
_________________________________________________________________
Conversion of Class B to Class A shares              1,646,064
1983 Incentive Stock Option Plan                       171,500
1998 Stock Option Plan                                 600,000
Conversion of Series B Preferred Stock to
  Class A shares                                         8,146
_________________________________________________________________
                                                     2,425,710
_________________________________________________________________

Shares under option are as follows:
__________________________________________________________________________________________
                                 Class B       Weighted        Class A        Weighted
                                 Stock         Average         Stock          Average
                                 Option        Exercise        Option         Exercise
                                 Plan          Price           Plans          Price
__________________________________________________________________________________________
Outstanding and exercisable
  at September 30, 1995          131,912       $  14.67        370,600       $  8.38

Cancelled or expired in
  fiscal 1996                     (1,500)      $  17.00         (1,200)      $ 10.50

Exercised in fiscal 1996            (500)      $  13.75        (46,800)      $  8.47
                                 _______                       _______
Outstanding and exercisable at
  September 30, 1996             129,912       $  14.28        322,600       $  8.36

Cancelled or expired in
  fiscal 1997                          -       $      -           (800)      $ 10.50

Exercised in fiscal 1997         (44,912)      $  14.44        (50,150)      $  9.46
                                 _______                       _______
Outstanding and exercisable at
  September 27, 1997              85,000       $  14.75        271,650       $  8.15

Granted in fiscal 1998                 -       $      -        155,500       $33.875

Cancelled or expired in
  fiscal 1998                          -       $      -          (400)       $ 10.50

Exercised in fiscal 1998         (85,000)      $  14.75       (99,750)       $ 10.08
_________________________________________________________________________________________
Outstanding at Sept. 26, 1998          -       $      -       327,000        $ 19.79
_________________________________________________________________________________________
Exercisable at Sept. 26, 1998          -       $      -       171,500        $  7.03
_________________________________________________________________________________________


The weighted average remaining lives of the Class A options as of September 26, 1998 are as follows: 1983 Incentive Stock Option
Plan - 2.6 years; 1998 Stock Option Plan - 9.3 years.

As of September 26, 1998 prices of options outstanding under the 1983 Incentive Stock Option Plan ranged from $5.625 to $8.00, with a weighted-average exercise price of $7.03. The price of the options granted under the 1998 Stock Option Plan is $33.875.

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

Included in net sales for Domestic Controls is $108,640 and $85,033 in 1998 and 1997, respectively, of sales to The Boeing Company and $163,680 in 1998, $134,659 in 1997 and $153,865 in
1996, in sales to U.S. Government prime- or sub-contractors, including military sales to Boeing.

_________________________________________________________________
                              1998          1997         1996
_________________________________________________________________
Domestic Controls
  Net sales:
     Aerospace                $319,272    $265,835     $249,594
     Industrial                 75,378      59,031       26,981
                              ________    ________     ________
                               394,650     324,866      276,575
  Intersegment sales            19,236      13,792       11,912
                              ________    ________     ________
     Total sales              $413,886    $338,658     $288,487
                              ========    ========     ========
  Operating profit            $ 47,161    $ 43,288     $ 32,744
  Net earnings                  14,720      10,960        5,863
  Identifiable assets          408,429     351,944      297,445
  Capital expenditures          15,574       8,322        4,973
  Depreciation and
    amortization expense        16,378      10,975       10,103
_________________________________________________________________
_________________________________________________________________
                              1998          1997         1996
_________________________________________________________________
International Controls
  Net sales:
     Aerospace                $ 28,276    $ 25,978     $ 19,382
     Industrial                113,686     105,085      111,280
                              ________    ________     ________
                               141,962     131,063      130,662

  Intersegment sales            11,049       7,887       14,983
                              ________    ________     ________
     Total sales              $153,011    $138,950     $145,645
                              ========    ========     ========
  Operating profit            $ 12,722    $  7,977     $ 11,796
  Net earnings                   5,178       2,570        5,691
  Identifiable assets          135,060     121,456      126,732
  Capital expenditures           5,661       3,910        4,468
  Depreciation and
    amortization expense         4,522       4,312        4,913
_________________________________________________________________
Consolidated operations
  Net sales                   $536,612    $455,929     $407,237
                              ========    ========     ========
  Operating profit (O.P.),
    net of intercompany
    eliminations              $ 59,034    $ 51,369     $ 43,339
  Deductions from O.P.:
    Interest expense            20,148      22,675       18,124
    Currency (gain) loss           360        (186)         (88)
    Other expenses, net          8,653       9,301        9,253
                              ________    ________     ________
    Earnings before income
      taxes and extra-
      ordinary item           $ 29,873    $ 19,579     $ 16,050
                              ========    ========     ========
Total identifiable assets     $543,489    $473,400     $424,177
Corporate assets                18,458      23,672       39,635
Eliminations                    (2,622)     (6,509)     (14,254)

                              ________    ________     ________
Total consolidated assets     $559,325    $490,563     $449,558
_________________________________________________________________

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

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company will adopt this new standard and revise its segment reporting, if necessary, in the first quarter of fiscal 1999.

Note 11 - Geographic Areas and Export Sales
______________________________________________________________________
          United                  Pacific &   Corporate &   Consol-
          States      Europe      Other       Eliminations  idated
______________________________________________________________________

Identifiable Assets:

1998      $ 408,429   $ 105,919   $  29,141   $  15,836   $ 559,325
1997        351,944      87,606      33,850      17,163     490,563
1996        297,445      92,206      34,526      25,381     449,558

Sales to Unaffiliated Customers:

1998      $ 394,650   $ 114,929   $  27,033               $ 536,612
1997        324,866      99,609      31,454                 455,929
1996        276,575     101,093      29,569                 407,237

Inter-area Sales to Affiliates:

1998      $  19,236   $   9,933   $   1,116               $  30,285
1997         13,792       5,662       2,225                  21,679
1996         11,912      13,529       1,454                  26,895

Export Sales:

1998      $  73,257   $  36,626   $   1,841               $ 111,724
1997         71,348      25,277       2,578                  99,203
1996         57,350      27,023       2,220                  86,593

Net Earnings (Loss):

1998      $  14,720   $   5,362   $    (184)  $    (630)  $  19,268
1997         10,960       1,185       1,385          76      13,606
1996          5,863       5,005         686        (845)     10,709
__________________________________________________________________________

Export sales from the United States are primarily to areas other than Europe. Export sales from Europe and all other geographic areas are principally to countries within their geographic area.


Note 12 - Commitments and Contingencies

The Company is engaged in administrative proceedings with governmental agencies and legal proceedings with governmental agencies and other third parties in the normal course of its business, including litigation under Superfund laws, regarding environmental matters. The Company believes that adequate reserves have been established for all currently pending environmental administrative or legal proceedings, and does not expect that these environmental matters will have a material effect on the financial condition, liquidity or results of operations of the Company.

From time to time, the Company is named as a defendant in legal actions arising in the normal course of business. The Company is not a party to any pending legal proceedings which management believes will result in a material adverse effect on the Company's financial condition, liquidity or results of operations, or to any pending legal proceedings other than ordinary, routine litigation related to its business.

The Company leases certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $8,810 in 1998, $7,762 in 1997, and $7,191 in
1996. Future minimum rental payments required under noncancelable operating leases are $9,472 in 1999, $7,956 in 2000, $6,286 in
2001, $5,676 in 2002, $4,837 in 2003, and $16,177 thereafter.

The Company subleases various facilities to third parties. Gross rental income from such activities was $229 in 1998, $351 in 1997 and $1,291 in 1996. Future minimum rental income under noncancelable operating subleases is $229 in 1999 and $188 in 2000.

Note 13  Quarterly Data - Unaudited

Net Sales and Earnings
(dollars in thousands except per share data)
__________________________________________________________________________________________________________________________________
                                      Year Ended                                              Year Ended
                                   September 26, 1998                                       September 27, 1997
                    _________________________________________________      ______________________________________________________
                    1st        2nd        3rd        4th                   1st        2nd        3rd        4th
                    Qtr.       Qtr.       Qtr.       Qtr.       Total      Qtr.       Qtr.       Qtr.       Qtr.       Total
_________________________________________________________________________________________________________________________________
Net sales         $ 126,118  $ 134,511  $ 134,839  $ 141,144  $ 536,612  $ 103,850  $ 109,805  $ 120,064  $ 122,210  $ 455,929

Gross profit         37,008     40,524     40,838     44,242    162,612     33,051     35,003     36,023     36,472    140,549

Net earnings          3,907      4,658      5,273      5,430     19,268      2,959      3,259      3,561      3,827     13,606

Per share data:
  Basic           $     .55  $     .57  $     .59  $     .61  $    2.33  $     .42  $     .47  $     .51  $     .55  $    1.95
  Diluted         $     .53  $     .55  $     .58  $     .60  $    2.26  $     .41  $     .45  $     .49  $     .53  $    1.88
_________________________________________________________________________________________________________________________________

Note: The 1998 quarterly basic earnings per share do not add to the total due to rounding.










REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors of Moog Inc.:

We have audited the consolidated financial statements of Moog Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K for the fiscal year ended September 26, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 14(a)(2) of the annual report on Form 10-K for the fiscal year ended September 26, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements or schedule of Moog GmbH, and for the years ended September 27, 1997 and September 30, 1996, the consolidated financial statements or schedule of Moog Controls Limited, wholly owned consolidated subsidiaries of the Company. The financial statements of Moog GmbH and Moog Controls Limited which we have not audited reflect total assets constituting 8% and 13% as of September 26, 1998 and September 27, 1997, respectively, and total net sales constituting 12%, 19% and 20% of the related consolidated totals for the years ended September 26, 1998, September 27, 1997, and September 30, 1996, respectively. Those statements and schedules were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Moog GmbH and Moog Controls Limited for the applicable fiscal years, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Inc. and subsidiaries as of September 26, 1998 and September 27, 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended September 26, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Buffalo, New York
November 9, 1998, except as to          KPMG Peat Marwick LLP
Notes 2 and 6 which are as of
December 3, 1998

ITEM 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None.


Part III

ITEM 10. Directors and Executive Officers of the Registrant.

The information required herein with respect to directors of the Company is incorporated by reference to "Election of Directors" in the 1999 Proxy.

Executive Officers of the Registrant.

The names and ages of all executive officers of Moog are set forth on the following page.

Other than John B. Drenning, the principal occupations of the following officers for the past five years have been their employment with the Company. Mr. Drenning's principal occupation is partner in the law firm of Phillips, Lytle, Hitchcock,
Blaine & Huber.
_________________________________________________________________
Executive Officers and                             Year First
Positions Held                            Age    Elected Officer
_________________________________________________________________

Robert T. Brady
Chairman of the Board;
President; Chief Executive Officer;
Director; Member, Executive Committee     57        1967

Richard A. Aubrecht
Vice Chairman of the Board;
Vice President-Strategy and Technology;
Director; Member, Executive Committee     54        1980

Joe C. Green
Executive Vice President;
Chief Administrative Officer;
Director; Member, Executive Committee     57        1973

Robert R. Banta
Executive Vice President;
Chief Financial Officer;
Assistant Secretary; Director;
Member, Executive Committee               56        1983

Robert H. Maskrey
Vice President; Director                  57        1985

Philip H. Hubbell
Vice President-Contracts and Pricing      59        1988

Stephen A. Huckvale
Vice President                            49        1990

Richard C. Sherrill
Vice President                            60        1991

William P. Burke
Treasurer                                 63        1985

John B. Drenning
Secretary                                 61        1989

Donald R. Fishback
Controller                                42        1985
_________________________________________________________________


ITEM 11. Executive Compensation.

The information required herein is incorporated by reference to "Compensation Committee Report," "Stock Price Performance Graph,"
"Summary Compensation Table," "Fiscal Year-End Option/SAR
Values," "Employees' Retirement Plan," "Supplemental Retirement
Plan," "Employment Termination Benefits Agreements" and
"Compensation of Directors" in the 1999 Proxy.


ITEM 12. Security Ownership of Certain Beneficial Owners and
Management.

The information required herein is incorporated by reference to the 1999 Proxy.


ITEM 13. Certain Relationships and Related Transactions.

The information required herein is incorporated by reference to the 1999 Proxy.


Part IV.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) Documents filed as part of this report:

1.   Index to Financial Statements.

     The following financial statements are included:

     (i) Consolidated Statements of Earnings for each of the three years ended September 26, 1998.
    (ii) Consolidated Balance Sheets as of September 26, 1998 and September 27, 1997.
   (iii) Consolidated Statements of Cash Flows for each of the three years ended September 26, 1998.
    (iv) Consolidated Statements of Shareholders' Equity for each of the three years ended September 26, 1998.
     (v)  Notes to Consolidated Financial Statements.
    (vi)  Report of Independent Auditors.

2.   Index to Financial Statement Schedules.

     The following Financial Statement Schedule as of and for each of the three years ended September 26, 1998, is included in this Annual Report on Form 10-K:

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

3.   Exhibits

     The exhibits required to be filed as part of this Annual
     Report on Form 10-K have been included as follows:

(2) (i) Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated June 15, 1994.
    (ii) Asset Purchase Agreement dated as of September 22, 1996 between Moog Inc., Moog Controls Inc., International Motion Control Inc., Enidine Holdings, L.P. and Enidine Holding Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated October 28, 1996.

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

(10) Material contracts.

     (i) Management Profit Sharing Plan, incorporated by reference to exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.
    (ii) Supplemental Retirement Plan dated October 1980, as amended, incorporated by reference to exhibit (iv) of November 1983 Report on Form 8-K, dated December 9,

          1983, as amended, and reported in August 30, 1988 Report on Form 8-K, dated October 3, 1988, and amended on October 20, 1988, incorporated by reference thereto.
   (iii) Deferred Compensation Plan for Directors and Officers, incorporated by reference to exhibit (i) of November 1985 Report on Form 8-K, dated December 3, 1985.
    (iv) Incentive Stock Option Plan, incorporated by reference to exhibit 4(b) of the Registration Statement on Form S-8, File No. 33-36721, filed with the Securities and Exchange Commission on September 7, 1990.
     (v) Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1989.
    (vi) Executive Termination Benefits Agreement incorporated by reference to January 29, 1988 Report on Form 8-K dated February 4, 1988.
   (vii) Indemnity Agreement, incorporated by reference to Annex A to 1988 Proxy Statement dated January 4, 1988.
  (viii) Revolving Credit and Term Loan Agreement dated June 15, 1994, incorporated by reference to Exhibit 10(ix) to the Company's Report on Form 10-K for its fiscal year ended September 30, 1994.
    (ix) Amendment No. 2 to the Bank Credit Facility, incorporated by reference to Exhibit (ii) to the Company's Report on Form 8-K dated March 13, 1996.
     (x) Amendment No. 3 to the Bank Credit Facility, incorporated by reference to Exhibit (v) to the Company's Report on Form 8-K dated May 10, 1996.
    (xi) Amendment No. 4 to the Bank Credit Facility, dated June 18, 1996, incorporated by reference to exhibit 10 (xii) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1996.
   (xii) Amendment No. 5 to the Bank Credit Facility, dated October 26, 1996. , incorporated by reference to exhibit 10(xiii) of the Company's Annual Report on Form 10-K for its fiscal year ended September 27, 1997.
  (xiii) Amendment No. 6 to the Bank Credit Facility, dated April 9, 1997, incorporated by reference to exhibit 10(xiv) of the Company's Annual Report on Form 10-K for its fiscal year ended September 27, 1997.
   (xiv) Amendment No. 7 to the Bank Credit Facility, dated January 9, 1998. (Filed herewith).
    (xv) Amendment No. 8 to the Bank Credit Facility, dated April 1, 1998. (Filed herewith).
   (xvi) 1998 Stock Option Plan, incorporated by reference to exhibit A to 1998 Proxy Statement dated January 5, 1998.

(13) 1998 Annual Report to Shareholders. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

(21) Subsidiaries of the Company.

     Subsidiaries of the Company are listed below:

     (i) Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland
    (ii) Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary
   (iii) Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
    (iv) Moog Buhl Automation, a branch office of Moog Inc. operating under Danish law
     (v) Moog Controls Corporation, Incorporated in New York, wholly-owned subsidiary with branch operation in the Republic of the Philippines
    (vi) Moog Controls Hong Kong Ltd., Incorporated in Hong Kong, wholly-owned subsidiary
   (vii) Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary
  (viii) Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
          (a) Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.
          (b) Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.
    (ix) Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary
     (x) Moog GmbH, Incorporated in Germany, wholly-owned subsidiary
          (a) Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary, 90% owned by Moog GmbH; 10% owned by Moog Inc.
    (xi) Moog Industrial Controls Corporation, Incorporated in New York, wholly-owned subsidiary
   (xii) Moog Japan Ltd., Incorporated in Japan, 90% owned subsidiary
  (xiii) Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary
   (xiv) Moog Properties, Inc., Incorporated in New York, wholly-owned subsidiary
    (xv) Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc; 5% owned by Moog GmbH.
   (xvi) Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
  (xvii) Moog Control System (Shanghai) Co. Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary
 (xviii) Moog IFSC Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
(23)(ii) Consent of KPMG Peat Marwick LLP; Consent and Audit Report of PricewaterhouseCoopers GmbH. (Filed herewith)
(27) Financial Data Schedule. (Filed herewith)
(99) Additional Exhibits.
     Information, Financial Statements and Exhibits required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan (to be filed by amendment).
(b)  Reports on Form 8-K
     No reports on Form 8-K have been filed in the three month period ended September 26, 1998.

                                                                                     Schedule II
                                              MOOG INC.
              Valuation and Qualifying Accounts - Three Years ended September 26, 1998
                                       (dollars in thousands)
                                          Additions
                              Balance at  charged to               Acquisitions/      Balance
                              beginning   costs and                Exchange           at end
Description                   of period   expenses     Deductions  rate changes 1/    of period
____________________________________________________________________________________________________
Year ended 1996:
 Reserve for contract losses  $12,872     $ 1,965      $ 3,871     $     -            $10,966
 Allowance for doubtful
  accounts                      1,379         462          479         (30)             1,332
Reserve for inventory
 valuation                      7,592       4,017        2,237         (37)             9,335
                              ______________________________________________________________________
Year ended 1997:
 Reserve for contract losses  $10,966     $ 3,898      $ 6,694     $     -            $ 8,170
 Allowance for doubtful
  accounts                      1,332         882          527         (93)             1,594
 Reserve for inventory
  valuation                     9,335       4,983        2,276         812             12,854
                              ______________________________________________________________________
Year ended 1998:
 Reserve for contract losses  $ 8,170     $ 4,923      $ 2,645     $     -            $10,448
 Allowance for doubtful
  accounts                      1,594       1,782          493          17              2,900
 Reserve for inventory
  valuation                    12,854       4,269        2,368         (68)            14,687
                              ______________________________________________________________________

Note:
1/ Represents the impact of changes in currency exchange rates during the year.


Quarterly Stock Prices

                                   Stock Prices
Fiscal Year               Class B              Class A
Ended                  High      Low        High      Low
_______________________________________________________________
Sept. 26, 1998
1st Quarter            $40       $32 3/4    $39 7/8   $32 1/4
2nd Quarter             42 1/4    34         42 1/2    33 1/8
3rd Quarter             45 1/4    36 3/4     47 1/8    32 3/4
4th Quarter             39 3/4    32 1/2     39 15/16  28 1/8
______________________________________________________________
Sept. 27, 1997
1st Quarter            $25 3/4   $21 5/8    $26       $17 1/8
2nd Quarter             25 3/8    24 7/8     25 1/4    22 1/2
3rd Quarter             31 3/8    23 1/8     31 7/8    21
4th Quarter             39 3/4    28 3/8     40        28
______________________________________________________________

                           Signatures

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Moog Inc.
                       (Registrant)

                       Date: December 11, 1998


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


By/s/   RICHARD A. AUBRECHT         By/s/PETER P. POTH
        Richard A. Aubrecht              Peter P. Poth
     Director, December 11, 1998        Director, December 11, 1998


By/s/   JOE C. GREEN                By/s/KRAIG H. KAYSER
        Joe C. Green                     Kraig H. Kayser
     Director, December 11, 1998        Director, December 11, 1998


By/s/   KENNETH J. McILRAITH        By/s/  JOHN D. HENDRICK
        Kenneth J. McIlraith               John D. Hendrick
     Director, December 11, 1998        Director, December 11, 1998


By/s/  ALBERT F. MYERS              By/s/ROBERT H. MASKREY
       Albert F. Myers                    Robert H. Maskrey
     Director, December 11, 1998        Director, December 11, 1998

                                                  Exhibit 10(xiv)

                  CONSENT AND SEVENTH AMENDMENT
              TO REVOLVING AND TERM LOAN AGREEMENT

          THIS AGREEMENT is made as of the 9th day of January, 1998 among the banks identified in Exhibit A attached to and made a part of this Agreement (collectively the "Banks" and individually a "Bank"), Marine Midland Bank, a New York banking corporation having its chief executive office at One Marine Midland Center, Buffalo, New York 14203, ("Marine"), as agent for the Banks, and Moog Inc., a New York business corporation having its chief executive office at Jamison Road and Seneca Street, East Aurora, New York 14052-0018, (the "Borrower").

          WHEREAS, the Banks, Marine as agent for the Banks and the Borrower previously entered into a Revolving and Term Loan Agreement dated June 15, 1994, a First Amendment to Revolving and Term Loan Agreement dated as of November 14, 1995, a Consent and Second Amendment to Revolving and Term Loan Agreement dated as of March 22, 1996, a Consent and Third Amendment to Revolving and Term Loan Agreement dated as of May 13, 1996, a Fourth Amendment to Revolving and Term Loan Agreement dated as of June 18, 1996, a Consent and Fifth Amendment to Revolving and Term Loan Agreement dated as of October 26, 1996 and a Sixth Amendment to Revolving and Term Loan Agreement dated as of April 9, 1997 (as so amended, the "Loan Agreement"); and

          WHEREAS, the Banks, Marine as agent for the Banks and the Borrower now desire to amend certain terms of the Loan
Agreement; and

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

          2.   AMENDMENTS.

          (a) The last sentence of Section 2e of the Loan Agreement shall be amended by adding immediately before the period the language ", except for any such repayment made with Net Proceeds attributable to the prospective offering of 2,000,000 shares of the Class A common stock of the Borrower, as more particularly described in the registration statement (Form S-3) filed by the Borrower with the Securities and Exchange Commission on November 24, 1997".

          (b) The first sentence of Section 3d of the Loan Agreement shall be amended by adding immediately before the period the language ", except for any such remaining Net Proceeds attributable to the prospective offering of 2,000,000 shares of the Class A common stock of the Borrower, as more particularly described in the registration statement (Form S-3) filed by the Borrower with the Securities and Exchange Commission on November 24, 1997".

          (c) Section 7j-1 of the Loan Agreement shall be amended to read in its entirety as follows:

               j-1. Capital Expenditures. Make capital expenditures, other than for any Permitted Acquisition, exceeding in the aggregate for the Borrower and all Subsidiaries during any fiscal year of the Borrower the following applicable amount: (i) during the fiscal year of the Borrower ending on September 30, 1997, $18,000,000,
               (ii) during the fiscal year of the Borrower ending on September 30, 1998, $22,000,000 and
               (iii) during any fiscal year of the Borrower ending thereafter, $15,000,000;

          3. CONSENT. The second sentence of Section 5a of the Loan Agreement provides in relevant part that "[t]he proceeds of each subsequent Revolving Loan will be used only for working capital and other cash needs arising in the ordinary course of business (not including any corporate or other acquisition other than pursuant to a Permitted Acquisition by the Borrower or any Domestic Subsidiary) . . . ." The Borrower has requested the Required Banks to consent, and by this Agreement the Required Banks consent, to the use by the Borrower of proceeds of any such subsequent Revolving Loan to pay for all or any portion of
(a) the $20,500,000 purchase price of the assets to be acquired by the Borrower pursuant to the terms of an Asset Purchase Agreement, dated as of December 16, 1997, between the Borrower and Schaeffer Magnetics, Inc. ("SMI") and Ernest Schaeffer (the "SMI Asset Purchase Agreement") and (b) the $1,200,000 purchase price of the leased premises to be acquired by the Borrower pursuant to the terms of the real estate agreement referred to in the SMI Asset Purchase Agreement (the "Real Estate Agreement") (the acquisition by the Borrower pursuant to the SMI Asset Purchase Agreement and the Real Estate Agreement being hereinafter referred to as the "SMI Acquisition"). The Required Banks have otherwise consented to the SMI Acquisition pursuant to a letter, dated December 11, 1997, a copy of which is attached as Exhibit B to this Agreement.

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

          d. Receipt by Agent. The receipt by the Agent at or before the time such Loan is to be made of the following, in form and substance satisfactory to each Lending Entity:

               (i) If such Loan is (A) a Revolving Loan the proceeds of which will be used to pay for all or any portion of the purchase price of the SMI Acquisition or (B) if no such Revolving Loan is so used, the first Revolving Loan after the closing of the SMI Acquisition (a Revolving Loan described in (A) or (B) being the "Designated Revolving Loan"), a certificate executed by a Designated Officer and a Designated Financial Officer updating each representation and warranty previously made in or pursuant to the Loan Agreement and stating that (A) there did not occur or exist at any time during the period beginning on the date of the Loan Agreement and ending at the time such Loan is to be made and there does not exist at the time such Loan is to be made any Event of Default or Default and (B) each representation and warranty made in the Loan Agreement, as amended by this Agreement, was true and correct as of all times during the period beginning on the date of the Loan Agreement and ending at the time such Loan is to be made and is true and correct as of the time such Loan is to be made, except to the extent updated in a certificate executed by a Designated Officer and a Designated Financial Officer and received by each Lending Entity before the time such Loan is to be made;

              (ii) if such Loan is the Designated Revolving Loan, evidence of the taking and the continuation in full force and effect, at the time such Loan is to be made, of each corporate or other action of the Borrower or any other Person necessary to authorize the obtaining of all Loans by the Borrower and the execution, delivery and performance of each Loan Document and the imposition or creation of each security interest, mortgage and other lien and encumbrance imposed or created pursuant to any
Loan Document;

            (iii) If such Loan is the Designated Revolving Loan, evidence of the closing of the SMI Acquisition in accordance with the terms of the SMI Asset Purchase Agreement and the Real Estate Agreement including the expiration of the related waiting period therefor under Hart-Scott-Rodino and any other applicable Law and the receipt of any necessary governmental and other third party approvals and consents, together with copies of each other document related to the SMI Acquisition;

              (iv) If such Loan is the Designated Revolving Loan, confirmation that the Subject Assets (as defined in the SMI Asset Purchase Agreement) and the Leased Premises (as defined in the SMI Asset Purchase Agreement) are being acquired free and clear of all liens and encumbrances (except, in the case of the Leased Premises, as otherwise specifically permitted under the Real Estate Agreement);

               (v) If such Loan is the Designated Revolving Loan, Collateral Assignments, appropriately completed and duly executed by the Borrower, with respect to the patents, other intellectual property and licensed technology acquired by the Borrower pursuant to the SMI Acquisition;

              (vi)  If such Loan is the Designated Revolving
Loan, a Negative Pledge Agreement, together with an Environmental
Indemnity Agreement, each appropriately completed and duly executed by the Borrower with respect to the real property acquired by the Borrower pursuant to the SMI Acquisition;

             (vii) If such Loan is the Designated Revolving Loan, evidence (A) that no asset subject to any Lien pursuant to any Loan Document is at the time such Loan is to be made subject to any other Lien, except for Permitted Liens, and (B) of the making of each recording and filing, and of the taking of each other action, deemed necessary or desirable by the Agent at the sole option of the Agent to perfect or otherwise protect any such Lien;

            (viii)  If such Loan is the Designated Revolving
Loan, evidence that each requirement contained in any Loan
Document with respect to insurance is being met at the time such Loan is to be made;

             (ix)   If such Loan is the Designated Revolving
Loan, an opinion of Phillips, Lytle, Hitchcock, Blaine &
Huber, LLP, counsel to the Borrower;

               (x) If such Loan is the Designated Revolving Loan, such financial, business and other information regarding the Borrower, SMI and each such Person's Subsidiaries and Affiliates as any of the Lender Entities shall have reasonably requested;

              (xi) Each additional agreement, instrument and other writing, including, but not limited to, (A) each agreement, instrument and other writing intended to be filed or recorded with any Governmental Authority to perfect or otherwise preserve or protect the priority of any Lien created or imposed pursuant to any Loan Document and (B) if such Loan is not the Designated Revolving Loan, each item referred to in any of clauses (i) through (x) of this Section 4(d), referred to in any of clauses
(i) through (xviii) of Section 4d of the Loan Agreement, required by any Loan Document or reasonably deemed necessary or desirable by the Required Banks; and

             (xii) Payment of all costs and expenses payable pursuant to the first sentence of Section 9a of the Loan
Agreement at or before the time such Loan is to be made.

          5.   GENERAL.

          a. Term. This Agreement shall become effective upon its execution by the Borrower, the Agent and the Required Banks.
The term of this Agreement shall be the same as the term of the Loan Agreement, as amended by this Agreement.

          b. Survival; Reliance. Each representation, warran-ty, covenant and agreement contained in this Agreement shall survive the making of each Loan and the execution and delivery of each Loan Document and shall continue in full force and effect during the term of this Agreement, except to the extent modified in accordance with the terms of this Agreement. Each such representation, warranty, covenant and agreement shall be presumed to have been relied upon by each Lending Entity.

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


              [THIS SPACE INTENTIONALLY LEFT BLANK]

          IN WITNESS WHEREOF, each Lending Entity and the
Borrower have caused this Agreement to be duly executed as of the date shown at the beginning of this Agreement.


                         MARINE MIDLAND BANK


                         By_________________________________
                              Hugh C. McLean, Vice President


                         MANUFACTURERS AND TRADERS TRUST COMPANY


                         By_________________________________
                              Timothy Geiger, Vice President


                         FLEET BANK


                         By_________________________________
                              Thomas Giles, Vice President


                         THE BANK OF TOKYO-MITSUBISHI, LTD.,
                         NEW YORK BRANCH, successor by merger to
                         The Mitsubishi Bank, Limited


                         By________________________________
                              Brian Dossie   attorney-in-fact


                         THE SUMITOMO BANK, LIMITED


                         By________________________________
                              James Drum, Vice President


                         By________________________________
                              William Paty, Vice President


                         BARNETT BANK N.A., PINELLAS, successor
                         in interest to Barnett Bank of Pinellas
                         County


                         By_________________________________
                              Michael S. Crowe, Senior Vice
                                President

                         NATIONAL BANK OF CANADA


                         By_________________________________
                              Robert Uhrig, Vice President


                         By_________________________________
                              Michael Woodard, Vice President


                         MARINE MIDLAND BANK, AS AGENT


                         By________________________________
                              Hugh C. McLean, Vice President


                         MOOG INC.


                         By________________________________
                              William Burke, Treasurer

                                                  Exhibit 10(xv)

                  CONSENT AND EIGHTH AMENDMENT
              TO REVOLVING AND TERM LOAN AGREEMENT

          THIS AGREEMENT is made as of the 1st day of April, 1998 among the banks identified in Exhibit A attached to and made a part of this Agreement (collectively the "Banks" and individually a "Bank"), Marine Midland Bank, a New York banking corporation having its chief executive office at One Marine Midland Center, Buffalo, New York 14203, ("Marine"), as agent for the Banks, and Moog Inc., a New York business corporation having its chief executive office at Jamison Road and Seneca Street, East Aurora, New York 14052-0018, (the "Borrower").

          WHEREAS, the Banks, Marine as agent for the Banks and the Borrower previously entered into a Revolving and Term Loan Agreement dated June 15, 1994, as amended by a First Amendment to Revolving and Term Loan Agreement dated as of November 14, 1995, a Consent and Second Amendment to Revolving and Term Loan Agreement dated as of March 22, 1996, a Consent and Third Amendment to Revolving and Term Loan Agreement dated as of May 13, 1996, a Fourth Amendment to Revolving and Term Loan Agreement dated as of June 18, 1996, a Consent and Fifth Amendment to Revolving and Term Loan Agreement dated as of October 26, 1996, a Sixth Amendment to Revolving and Term Loan Agreement dated as of April 9, 1997 and a Consent and Seventh Amendment to Revolving and Term Loan Agreement dated as of January 9, 1998 (as so amended, the "Loan Agreement"); and

          WHEREAS, the Banks, Marine as agent for the Banks and the Borrower now desire to amend certain terms of the Loan
Agreement; and

          WHEREAS, the Banks, Marine as agent for the Banks and the Borrower now desire to give their consent under the Loan
Agreement to the taking of certain actions by the Borrower and certain Banks;

          NOW, THEREFORE, effective as provided in Section 5 (a) of this Agreement, the Banks, Marine as agent for the Banks and the Borrower agree as follows:

          1. DEFINITIONS. Each word or expression used, but not defined, in this Agreement shall have the meaning given it in the Loan Agreement.

          2.   AMENDMENTS.

          (a)  The reference to "3/8%" in Section 2j of the Loan
Agreement is amended to read ".15%".

          (b) Section 7j-1 of the Loan Agreement is amended by adding immediately after the words "Permitted Acquisition" the language "and the purchase by Moog GmbH of a portion of its

Plant 1 with proceeds of a deposit in the amount of approximately
DEM 2,850,000 held by its landlord pursuant to its lease thereof".

          (c) Section 12gg of the Loan Agreement is amended in its entirety to read as follows:

          gg. LIBOR Rate Margin.  "LIBOR Rate Margin" means .90%.

          (d) Section 12ss of the Loan Agreement is amended by replacing the word "and" preceding the reference to "(iv)" with a comma and by adding immediately before the period the following language:

          and (v) purchases from time to time by the Borrower of the Borrower's Class A or Class B common shares, to be held by the Borrower as treasury shares for future sales, at the then prevailing market price of such shares, to the Borrower's Savings and Stock Ownership Plan so long as no more than 75,000 of such treasury shares that have been so purchased are so held at any one time

          (e)  Clause (viii) of Section 12tt of the Loan
Agreement is renumbered as clause (ix), and clause (vii) of such
Section 12tt is amended in its entirety, and a new clause (viii) is added to such Section 12tt, to read as follows:

          (vii) in an amount not to exceed $25,000,000, pursuant to a certain credit facility extended or to be extended to the Borrower by Landesgirokasse Offentliche Bank und Landessparkasse pursuant to a certain Credit Facility for Eurocredits, dated September 18, 1996, as amended by an amendment dated November 27, 1997 and by any further amendment that does not increase the maximum amount of such credit facility to more than $25,000,000 or otherwise result in any Default,
          (viii) any guaranty or indemnification obligations of the Borrower pursuant to a Treasury Administration Services Agreement, dated or to be dated March 18, 1998, among the Borrower, Moog IFSC Limited and The Chase Manhattan Bank (Ireland) PLC in connection with the International Financial Services Center referred to in subclause (J) of Section 12uu of this Agreement, as such Treasury Administration Services Agreement may hereafter be amended by any amendment that does not increase such guaranty or indemnification obligations or otherwise result in any Default or

          (f) The words "any Investment" are added at the beginning of subclause (H) of clause (i) of Section 12uu of the Loan Agreement, subclause (I) of such clause (i) is relettered as subclause (K) and new subclauses (I) and (J) are added to such clause (i) to read as follows:

          (I) an Investment by the Borrower of not more than $900,000 in connection with the formation and capitalization of Moog Controls Systems (Shanghai) Co. Ltd., a Foreign Subsidiary that shall operate a repair facility in Shanghai, China, and (J) an Investment by the Borrower of not more than $10,000,000 in connection with the formation and capitalization of Moog IFSC Limited, a Foreign Subsidiary that shall operate as an International Financial Services Center in Dublin Docks, Ireland under a treasury administration services agreement with The Chase Manhattan Bank (Ireland) PLC for the purpose of providing various financial services to the Borrower and European Foreign Subsidiaries

          (g) Section 12xx of the Loan Agreement is amended in its entirety to read as follows:

          xx.  Prime Rate Margin.  "Prime Rate Margin" means
 .00%.

          (h) Notwithstanding anything in the Loan Agreement to the contrary, any certificate required pursuant to the Loan
Agreement to be executed by both a Designated Officer and a Designated Financial Officer may be executed by either a Designated Officer or a Designated Financial Officer.

          (i) Upon the execution and delivery of this Agreement by the Required Banks, this Agreement shall constitute the agreement of the Required Banks to the amendments referred to in subsections (b), (d), (e), (f) and (h) of this Section 2. Upon the execution and delivery of this Agreement by the Banks, this Agreement shall constitute the agreement of the Banks to the amendments referred to in subsections (a), (c) and (g) of this
Section 2.

          3.   CONSENTS.

          (a) Section 7h of the Loan Agreement prohibits the Borrower, without the prior written consent of the Required Banks, from declaring, paying or making "any Distribution, except for Permitted Distributions". Pursuant to Section 12p of the Loan Agreement, a Distribution includes, with respect to any corporation, "any payment on account of any purchase, redemption, retirement or other acquisition of any of its stock". The Borrower has informed the Banks that, in connection with its recent equity offering, it purchased approximately 1,500 of its Class A common shares under the safe harbor provisions of Rule lOb-18 of the Securities and Exchange Act of 1934, and has requested the Required Banks to consent to this purchase. Upon the execution and delivery of this Agreement by the Required Banks, the Required Banks shall be deemed to have consented to such purchase prior to the consummation thereof.

          (b) Clause (vi) of Section 7i of the Loan Agreement prohibits the Borrower, without the prior written consent of the

Required Banks, from having any "Subsidiary that is not a Subsidiary on the date of [the Loan Agreement] other than a Subsidiary that becomes such as a result of a Permitted Acquisition". Upon the execution and delivery of this Agreement by the Required Banks, this Agreement shall constitute their consent to the Borrower's formation of the two new Foreign Subsidiaries referred to in Section 2(f) of this Agreement. The Borrower has requested that the Required Banks not require the Borrower to pledge its stock or other ownership interests in such two new Foreign Subsidiaries, as contemplated pursuant to clauses
(v) and (xxvii) of Section 4d of the Loan Agreement. Upon the execution and delivery of this Agreement by the Required Banks, this Agreement shall evidence their agreement not to require such pledge.

          (c) Section 11h of the Loan Agreement provides in relevant part that "no Bank shall assign or otherwise transfer
 ... any indebtedness, liability or obligation of the Borrower to such Bank pursuant to [the Loan Agreement] ... without ... the prior written consent of the Required Banks and ... of the Borrower". The Sumitomo Bank, Limited has expressed its desire to assign to Marine the entire $12,273,000 of its maximum commitment to make Revolving Loans under the Loan Agreement, together with all of its associated interest under the Loan Agreement and all other applicable Loan Documents. Barnett Bank N.A., Pinellas has expressed its desire to assign to (i) Marine $3,454,000 of its maximum commitment to make Revolving Loans under the Loan Agreement and (ii) The Chase Manhattan Bank ("Chase") the remaining $8,000,000 of such maximum commitment, in each case together with all of its associated interest under the Loan Agreement and all other applicable Loan Documents. Upon the execution and delivery of this Agreement by the Required Banks and the Borrower, this Agreement shall constitute their consent to the foregoing assignments, provided that (i) in the case of each such assignment to Marine, there shall be executed and delivered to the Agent assignment documents substantially in the form of Exhibit B attached to and made a part of this Agreement, together with the Replacement Revolving Loan Note referred to in clause (iv) of Section 4d of this Agreement, and (ii) in the case of such assignment to Chase, there shall be executed and delivered to the Agent assignment and assumption documents substantially in the form of Exhibit C attached to and made a part of this Agreement, together with the Replacement Revolving Loan Note referred to in clause (v) of Section 4d of this Agreement. Thereupon, that part of Exhibit A to the Loan Agreement describing the maximum commitment of each Bank to make Revolving Loans under the Loan Agreement shall automatically be replaced by Exhibit D attached to and made a part of this Agreement.

          4.   PREREQUISITES TO LOANS.  The obligation of any
Bank to make any Loan after the effective date of this Agreement shall be conditioned upon the following:

          a.   No Default.    (i) There not existing at the time
such Loan is to be made any Event of Default or Default and
(ii) such Bank not believing in good faith that any Event of Default or Default so exists;

          b.   Representations and Warranties.    (i) Each
representation and warranty made in the Loan Agreement, as amended by this Agreement, being true and correct as of all times during the period beginning on the effective date of this Agreement and ending at the time such Loan is to be made and as of the time such Loan is to be made, except to the extent updated in a certificate executed by a Designated Officer or a Designated Financial Officer and received by each Lending Entity before the time such Loan is to be made, (ii) each other representation and warranty made to any Lending Entity by or on behalf of the Borrower or any Subsidiary before the time such Loan is to be made being true and correct as of the date thereof, except to the extent updated in a certificate executed by a Designated Officer or a Designated Financial Officer and received by each Lending Entity before the time such Loan is to be made, (iii) each financial statement provided to any Lending Entity by or on behalf of the Borrower or any Subsidiary before the time such Loan is to be made having fairly represented the financial information that it purports to reflect as of the date thereof and (iv) such Bank not believing in good faith that (A) any such representation or warranty, except to the extent so updated, was or is other than true and correct as of any time or date of determination of the truth and correctness thereof or (B) any such financial statement did not so fairly represent such information as of the date thereof;

          c. Proceedings. Such Bank being satisfied as to each corporate or other proceeding of the Borrower and any Subsidiary in connection with any transaction contemplated by the Loan
Agreement, as amended by this Agreement; and

          d. Receipt by Agent. The receipt by the Agent at or before the time such Loan is to be made of the following, in form and substance satisfactory to each Lending Entity:

          (i) A certificate executed by a Designated Officer or a Designated Financial Officer updating each representation and warranty previously made in or pursuant to the Loan Agreement and stating that (A) there did not occur or exist at any time during the period beginning on the date of the Loan Agreement and ending at the time such Loan is to be made and there does not exist at the time such Loan is to be made any Event of Default or Default and (B) each representation and warranty made in the Loan Agreement, as amended by this Agreement, was true and correct as of all times during the period beginning on the date of the Loan Agreement and ending at the time such Loan is to be made and is true and correct as of the time such Loan is to be made, except to the extent updated in a certificate executed by a Designated Officer or a Designated Financial Officer and received by each Lending Entity before the time such Loan is to be made;

         (ii) Evidence of the taking and the continuation in full force and effect, at the time such Loan is to be made, of each corporate or other action of the Borrower or any other Person necessary to authorize the obtaining of all Loans by the Borrower and the execution, delivery and performance of each Loan Document and the imposition or creation of each security interest, mortgage and other lien and encumbrance imposed or created pursuant to any Loan Document;

        (iii) Evidence (A) that no asset subject to any Lien pursuant to any Loan Document is at the time such Loan is to be made subject to any other Lien, except for Permitted Liens, and
(B) of the making of each recording and filing, and of the taking of each other action, deemed necessary or desirable by the Agent at the sole option of the Agent to perfect or otherwise protect any such Lien;

         (iv)  A Replacement Revolving Loan Note in favor of
Marine for the maximum principal amount of $61,545,000, appropriately completed and duly executed by the Borrower;

          (v)  A Replacement Revolving Loan Note in favor of
Chase for the maximum principal amount of $8,000,000, appropriately completed and duly executed by the Borrower;

         (vi)  An opinion of Phillips, Lytle, Hitchcock, Blaine &
Huber, LLP, counsel to the Borrower;

        (vii) Each additional agreement, instrument and other writing, including, but not limited to, (A) each agreement, instrument and other writing intended to be filed or recorded with any Governmental Authority to perfect or otherwise preserve or protect the priority of any Lien created or imposed pursuant to any Loan Document and (B) each item referred to in any of clauses (i) through (xviii) of Section 4d of the Loan Agreement, required by any Loan Document or reasonably deemed necessary or desirable by the Required Banks; and

       (viii) Payment of all costs and expenses payable pursuant to the first sentence of Section 9a of the Loan Agreement at or before the time such Loan is to be made.

          5    GENERAL.

          a. Term. This Agreement shall become effective as to the amendments and consents described above upon its execution by the Borrower, the Agent and the Banks or the Required Banks, as provided above. The term of this Agreement shall be the same as the term of the Loan Agreement, as amended by this Agreement.

          b. Survival; Reliance. Each representation, warran-ty, covenant and agreement contained in this Agreement shall survive the making of each Loan and the execution and delivery of each Loan Document and shall continue in full force and effect during the term of this Agreement, except to the extent modified in accordance with the terms of this Agreement. Each such representation, warranty, covenant and agreement shall be presumed to have been relied upon by each Lending Entity.

          c. Entire Agreement. This Agreement contains the entire agreement between each Lending Entity and the Borrower with respect to the subject matter of this Agreement, and supersedes each course of dealing or other conduct heretofore pursued, accepted or acquiesced in, and each oral or written agreement and representation heretofore made, by or on behalf of any Lending Entity with respect thereto, whether or not relied or acted upon. No course of performance or other conduct hereafter pursued, accepted or acquiesced in, and no oral agreement or representation hereafter made, by or on behalf of any Lending Entity, whether or not relied or acted upon, and no usage of trade, whether or not relied or acted upon, shall modify or terminate this Agreement or impair or otherwise affect any indebtedness, liability or obligation of the Borrower pursuant to this Agreement or any right or remedy of any Lending Entity pursuant to this Agreement or otherwise. No modification or termination of this Agreement shall be effective unless made in a writing duly executed by the Required Banks (except as otherwise provided in the Loan Agreement) and specifically referring to each provision of this Agreement being modified or to such termination.

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

[THIS SPACE INTENTIONALLY LEFT BLANK]

          IN WITNESS WHEREOF, each Lending Entity signing below and the Borrower have caused this Agreement to be duly executed as of the date shown at the beginning of this Agreement.

                         MARINE MIDLAND BANK


                         By_________________________________
                              Hugh C. McLean, Vice President


                         MANUFACTURERS AND TRADERS TRUST COMPANY


                         By_________________________________
                              Timothy Geiger, Vice President


                         FLEET BANK


                         By_________________________________
                              Thomas Giles, Vice President


                         THE BANK OF TOKYO-MITSUBISHI, LTD.,
                         NEW YORK BRANCH, successor by merger to
                         The Mitsubishi Bank, Limited


                         By________________________________
                              Brian Dossie   attorney-in-fact


                         THE SUMITOMO BANK, LIMITED


                         By________________________________
                              Brian Smith, Senior Vice President


                         BARNETT BANK N.A., PINELLAS, successor
                         in interest to Barnett Bank of
                         Pinellas County


                         By_________________________________
                         Michael S. Crowe, Senior Vice President


                         NATIONAL BANK OF CANADA


                         By_________________________________
                              Robert Uhrig, Vice President

                         By_________________________________
                              Mark Nigro, Vice President


                         MARINE MIDLAND BANK, AS AGENT


                         By________________________________
                              Hugh C. McLean, Vice President


                         MOOG INC.


                         By________________________________
                              William Burke, Treasurer

                                             Exhibit 13


Moog is a worldwide manufacturer of precision control components and systems. Moog's high performance actuation products control military and commercial aircraft, satellites and space vehicles, launch vehicles, missiles and automated industrial machinery.

Worldwide Locations:

Moog Inc.
Headquarters
East Aurora, New York, USA

Moog Aircraft Group
Montek Operations
Salt Lake City, Utah, USA

Moog Aircraft Group
Torrance Operations
Torrance, California, USA

Moog Systems Group
Schaeffer Magnetics Division
Chatsworth, California, USA

Moog-Hydrolux Hydraulic Systems Inc.
East Aurora, New York, USA

Moog Australia
Pty., Ltd.
Mulgrave, Australia

Moog do Brasil
Controles Ltda.
Sio Paulo, Brazil

Moog Control System (Shanghai) Co., Ltd.
Shanghai, People's Republic of China

Moog Buhl Automation
Copenhagen, Denmark

Moog Controls Ltd.
Tewkesbury,
England

Moog OY
Espoo, Finland

Moog Sarl
Rungis,
France

Moog GmbH
Boblingen, Germany

Moog Controls
Hong Kong Ltd.
Hong Kong

Moog Controls
(India) Pvt. Ltd.
Bangalore, India

Moog International Financial
  Services Center Ltd.
Dublin, Ireland

Moog Ltd.
Ringaskiddy,
Ireland

Moog Microset Srl
Brescia,
Italy

Moog Italiana Srl
Malnate,
Italy

Moog Japan Ltd.
Hiratsuka,
Japan

Moog Hydrolux Sarl
Luxembourg City,
Luxembourg

Moog Controls Corporation
Baguio City,
Philippines

Moog Korea Ltd.
Seoul,
South Korea

Moog Singapore Pte. Ltd.
Singapore

Moog Sarl
Sucursal En Espana
Orio, Spain

Moog Norden A.B.
Askim, Sweden

Directors and Officers:

Robert T. Brady
Chairman of the Board
Chief Executive Officer
President

Richard A. Aubrecht
Vice Chairman of the Board
Vice President

Robert R. Banta
Executive Vice President
Chief Financial Officer
Director

William P. Burke
Treasurer

Warren B. Cutting
Director Emeritus

John B. Drenning
Secretary Partner,
Phillips Lytle

Joe C. Green
Executive Vice President
Chief Administrative Officer
Director

John D. Hendrick
Director
President,
Okuma America Corporation

Philip H. Hubbell
Vice President

Stephen A. Huckvale
Vice President

Kraig H. Kayser
Director
President & CEO,
Seneca Foods Corporation

Robert H. Maskrey
Vice President
Director

Kenneth J. McIlraith
Director
Retired Executive

Albert F. Myers
Director
Vice President & Treasurer,
Northrop Grumman

Peter P. Poth
Director
Retired Executive

Richard C. Sherrill
Vice President

Financial Highlights
Fiscal Year           1998          1997         1996          1995            1994
Net Sales             $536,612      $455,929     $407,237      $374,284        $307,370
Net Earnings            19,268        13,606       10,709         7,761           2,123
Net Earnings Per Share   $2.26         $1.88        $1.40          $.99            $.27

Total Assets          $559,325      $490,563     $449,558      $424,957        $424,456

Indebtedness-Senior     85,614       118,245       91,262       170,361         183,376
      -Subordinated    120,000       120,000      120,000        19,400          20,800
Shareholders' Equity   191,008       114,191      104,743       108,636         102,184
Capital Expenditures    22,688        13,713       10,885        10,232           8,893
Depreciation and
  Amortization          22,665        21,267       19,632        19,675          15,700

Backlog                314,253       280,364      243,310       237,941         217,261

(dollars in thousands except per share data)




Content

Financial Highlights     1
Letter to Shareholders   2
The Moog Technology      4
Military Aircraft        6
Commercial Aircraft      8
Satellites & Launchers  10
Industrial Hydraulics   12
Electronics & Drives    14
Acquisitions            16
Form 10K                17
Investor Information    47

Directors, Officers, and International Subsidiaries located on inside back cover.

To our Shareholders, Employees and Friends:

Fiscal '98 was a wonderful year for Moog. Our numbers were strong, we introduced a variety of new products and we made four acquisitions.

Sales increased $81 million, or 18%, sending Moog's revenues well past the half-billion dollar mark for the first time in the company's history. Growth across every one of Moog's product lines contributed $67 million of the increase and our Schaeffer acquisition provided the rest.

Net earnings were up 42% to $19.3 million. On a per share basis, earnings were up 20% after an 18% increase in average shares outstanding.

Diversity in products and markets worked well for us again this year. Strong sales growth in our aerospace markets generated a solid profit performance, but much of our earnings growth was the result of improving profitability in our industrial product lines. The acquisitions of Ultra Hydraulics in '96 and Moog Controls in '97, along with a lot of hard work in product rationalization, culminated in a big improvement in industrial margins. Continuing cost reductions and an emphasis on specialty products produced much improved profitability in our electronics and drives business as well.

Beyond the financials, there were a number of other notable events and achievements that occurred over the course of the year. They were, as they say, too numerous to mention but the following are some of the highlights.

We began production deliveries on the F/A-18E/F Super Hornet, the V-22 Osprey and the Japanese F-2 Fighter, all of which will be important revenue-producing programs for the future. Technology development for the Joint Strike Fighter became the focus for research and development in the Aircraft Group and the program achieved major milestones very quickly.

We completed a particularly challenging development program for electromechanical thrust vector controls to be used on the Centaur stage of the Atlas launch vehicle. At the end of the year, we won a number of jobs on the Delta family of launch vehicles. During '98, the Iridium satellite constellation was launched, and we continued our make-ready effort for Skybridge and Teledesic, the satellite constellations of the future.

In the industrial arena, we gained a significant market share in the field of power generation, and we became the leading servovalve supplier to GE and its licensees and to Siemens Westinghouse. In Orlando, Universal Studios began trial runs on the electric simulators we delivered for their state of-the-art Spiderman attraction.

These are but a few of the recent happenings that will shape our company's business in the years to come.

Supplementing what our folks achieved in our existing business, '98 was an active year on the acquisition front. The stage was set in January when we completed a secondary offering of 1.8 million new shares at $34 3/8. We announced the offering in late '97 when the market seemed particularly receptive for our kind of issue. This was before Boeing had announced the impact of their production problems and before the depth of the Asian financial crisis was apparent. By mid-January, when the offering came to market, a lot of uncertainty had developed around both of those issues; but, with the help of Morgan Stanley Dean Witter and SG Cowen & Co., we completed the offering and our share price moved up smartly. In July, the market peaked. Since then, we've shared the experience of many smallcap stocks. We're selling for twelve times Wall Street's estimate for the current year. We're hopeful that a continuation of our consistent financial performance will ultimately be rewarded with a price to earnings ratio that approaches our percentage increase in earnings per share.

Market conditions aside, the equity issue strengthened our financial foundation so that we could take advantage of the acquisition opportunities that were to come. At the time of the offering, we were working on one acquisition, Schaeffer Magnetics, but we are always on the lookout for appropriate candidates - for companies with products and technology that fit our emphasis on high performance motion control. We prefer companies that sell into markets we currently serve, particularly those that sell to our existing customers. Often, we're able to find companies with manufacturing processes that match or complement our own. Last but not least, we look for companies whose staff will be comfortable with the Moog culture. The timing of acquisition opportunities is beyond our control. What we can do is be ready, willing and able. In the past year, we found Schaeffer and three more - Hydrolux, Microset and Montek. Each of these acquisitionsis described in more detail on page 16.

Over the years that we've been making acquisitions, we've learned that there are two distinct phases to the process. The first is finding the opportunity and making the deal. The second is the much larger task of assimilation and integration. For the folks involved on both sides of the transaction, making it a success is a lot of work. It takes patience, a willingness to make changes and the determination to find the best combination of all our capabilities. We salute all the folks who've made our prior acquisitions so successful.

To all those who are joining us through the recent acquisitions, we offer a warm welcome. We hope that shortly you'll feel that you're part of an extended family. You're joining us at a great time in Moog's history. A few years back we had our problems and had to make some tough choices. We kept faith with each other and worked together and '98 is now our fourth year of consistent, continuous improvement. We're intent on building a great company - a company that provides the best products for our customers, a first class return for our shareholders and a challenging and rewarding work experience forall of us. Welcome to the family.

Respectfully submitted,

R.T. Brady

The Moog Technology

Everyone appreciates the tremendous pace of advancement in computers and computer software. Just as computers have revolutionized information technology, they have also revolutionized controls in aircraft, satellites and industrial machinery. This phenomenon works in our favor. Our principal product lines are servoactuators that take the information generated by computers and then make something happen. The inputs to our products are tiny electrical signals emanating from control computers. Advancements in computer technology enhance the capabilities of our products and their relevance in today's industrial society. The diagram below describes conceptually the relationship between the control computer and our servoactuator.

For those interested in a more detailed description we offer the following:

An electrohydraulic servocontrol system consists of six elements indicated in the diagram below: control electronics which may be a computer, microprocessor or guidance system and which create a command input signal; a servoamplifier which provides a low power electrical actuating signal which is the difference between the command input signal and the feedback signal generated by the feedback transducer; a servovalve which responds to this low power electrical signal and controls the high power flow of hydraulic fluid to an actuation element such as a piston and cylinder which positions the device being controlled; and a power supply, generally an electric motor and pump, which provides the flow of hydraulic fluid under high pressure. The feedback transducer measures the output of the system and converts this measurement into a proportional signal which is sent to the servoamplifier. The concepts are similar in electromechanical systems wherein an electric drive and ballscrew are used instead of a servovalve and actuator.

Moog has supplied high performance servoactuation to move flight control surfaces on military aircraft since the 1950's. Throughout our history, we've worked on almost every U.S. military aircraft and many built overseas. This year we began initial production on the F/A-18E/F Super Hornet, the V-22 Osprey, and the Japanese F-2. We also began delivery of flight control and engine control actuation for the Joint Strike Fighter
(JSF) demonstrators.

Military Aircraft

25% of '98 sales
FY99 Forecast Sales = $136 million

(Pie chart inserted which shows the distribution of 1999 sales by project as follows:

B-2         - 5%
Engines     - 5%
Aftermarket - 29%
F-15        - 11%
F-16        -  2%

F-18        - 18%
V-22        -  9%
Other       - 21%)


Products

- Primary and secondary flight control actuation for fighters, bombers and helicopters using hydraulic, mechanical and electrohydrostatic technologies
- Engine control servovalves and servoactuators
- Wingfold and weapons bay actuation systemsn Active vibration control systems


Major Programs & Applications

Primary Flight Controls:
- B-2, V-22, RAH-66 Comanche, Taiwanese IDF, Joint Strike Fighter

Secondary and Leading Edge Actuation:
- F/A-18, F-15, F-16, Blackhawk, Japanese F-2,Taiwanese IDF,
C-5B, Joint Strike Fighter

Active Vibration Controls:
- EH-101 Helicopter

Engine Control Servovalves and Servoactuators:
- F-404, F-414, F-110, F-119,EJ200, AE2100, T406, RTM322,thrust vector controls

Competitive Advantages
- Extensive U.S. and International experience in design of fly-by-wire flight controls
- Complete actuation system integration capability
- Product innovation for advanced flight controls, engine controls and active vibration controls
- World-class manufacturing capability
- Skilled, experienced and dedicated workforce

Competitors
- Parker Hannifin, Curtiss-Wright, Dowty

Market Developments
- F/A-18E/F is funded for production
- V-22 Osprey approved for low rate production, 458 aircraft are planned
- RAH-66 Comanche in flight testing, program restructured to include 14 aircraft by 2004
- Japanese F-2 in low rate production
- Joint Strike Fighter concept demonstrators are in fabrication, first flight planned for 2000
- Korean KTX-2 Trainer will be a near term opportunity

Strategies & Initiatives
- Develop next generation technologies in flight control and engine control formanned and unmanned vehicles

- Partner with prime contractor R & D centers
- Pursue opportunities in overseas markets
- Strengthen European manufacturing capabilities
- Maintain depot capability for responsive support of all Moog aircraft components
- Provide highly responsive aftermarket support

Moog supplies many of the flight control and autopilot servoactuators for Boeing's 737, 747, 757, 767, and 777. We also manufacture servovalves for all the Boeing and Airbus aircraft. In addition, we supply flight control actuators for the ailerons on the Airbus A330/A340. During fiscal '98, our deliveries to Boeing were still accelerating and our revenues on Boeing products increased by 17%. In FY99, the addition of the Montek products will more than offset the impending decline in Boeing aircraft production rates.

Commercial Aircraft

22% of '98 sales
FY99 Forecast Sales = $158 million

(Pie chart inserted which shows the distribution of 1999 sales by project as follows:

Engines         -  9%
Boeing 747      - 13%
Airbus          -  9%
Boeing 767      -  5%
Aftermarket     - 29%
Boeing 757      -  9%
Other           - 18%
Boeing 777      -  8%)

Products
- Primary and secondary flight control actuation
- Flight control servovalves
- Engine control servovalves and servoactuators
- Stabilizer trim control systems
- Elevator feel systems

Major Programs & Applications

Primary and Secondary Flight Controls:
- 737, 747, 757, 767, 777, A330/A340, Citation X, Premier I,
DHC-8-400, Hawker Horizon

Autopilot Actuators:
- 737, 747, 757, 767

Flight Control Servovalves:
- Boeing, Airbus, various business and regional jets

Leading and Trailing Edge Flap Systems:
- Boeing 777, Gulfstream IV, Challenger, Lear 45/60

Engine Control Servovalves and Servoactuators:
- CF-6, GE90, V2500, Rolls Royce RB211 and Trent, AlliedSignal
APU's, PW 901

Active Vibration Controls:
- S-92, Citation X

Competitive Advantages
- Extensive experience in design and production of primary and secondary flight control actuators and components
- Product innovation for advanced flight controls, engine controls and active vibration controls
- Focused, highly responsive aftermarket support organization
- World-class manufacturing capability
- Skilled, experienced and dedicated workforce

Competitors
- Parker Hannifin, Teijin Seiki, Curtiss-Wright, Dowty,
Sundstrand

Market Developments
- Asian financial crisis begins to impact airplane delivery rates
- Airline traffic worldwide is projected to grow at a rate of 5% per year over the next 20 years

Strategies & Initiatives
- Align business plans with customer objectives
- Dramatically reduce development cycletime to benefit airframe design costs
- Continue pursuit of process improvement and cost reduction opportunities
- Find appropriate transfer of military technology to commercial applications

The satellite and launch vehicle business continues to grow, but not at the rates expected because the low earth orbit (LEO) satellite constellations are not starting as quickly as previously forecasted. On-orbit satellite problems and launch vehicle failures challenged the industry in '98. Everyone hopes for better results in '99. The acquisition of Schaeffer Magnetics and recent wins on the Evolved Expendable Launch Vehicle (EELV) bode well for Moog's future.

Satellites and Launch Vehicles
18% of '98 sales
FY99 Forecast Sales = $113 million

(Pie chart inserted which shows the distribution of 1999 sales by project as follows:

Space Vehicles      -  6%
Launch Vehicles     - 35%
Tactical Missiles   - 26%
Satellites          - 29%
Strategic Missiles  -  4%)

Products
- Steering and propulsion system controls for launch vehicles, missiles, and Space Shuttle

- Thruster valves, isolation valves, propulsion system valves, regulators and actuation systems for satellites and launch vehicles
- Electric propulsion propellant management systems for satellite attitude control
- Electromechanical actuators for satellite motion control

Major Programs & Applications

Satellite Propulsion:
- HS-601, HS-702, A2100, FS1300, Eurostar, Spacebus, Iridium,
Global Star

Launch Vehicle Steering and Propulsion Controls:
- Titan IV, Atlas Centaur, Ariane, Space Shuttle, EELV, Delta IV,
Pegasus

Missile Steering Controls:
- Trident II, SM2-IV, VLASROC, Maverick, Patriot, Aspide, Sea
Dart, Penguin, Aster 15 and 30, Apache, Storm Shadow, Arbizon,
MQM 170-B, C-22 Drone, NMD, KEPD 350, Hellfire, Longbow

Space Station Components:
- Fluid quick disconnects, truss attachment actuators

Electric Propulsion:
- Loral Propellant Management Assembly
- NASA Deep Space One Xenon Feed System
- Hughes XIPS Regulator
- Xenon resistojet and cathode development

Satellite Motion Control:
- Iridium solar array drives
- Intelsat antenna pointing mechanisms
- LAS and GLI instruments on ADEOS 2

Competitive Advantages
- Extensive experience in design and manufacture of launch vehicle steering controls
- Unparalleled experience in design and manufacture of propulsion control devices
- Leading edge technology in electric propulsion
- Singular experience in electromechanical actuation for deploying satellite solar arrays and antennas
- World-class manufacturing capabilities
- Skilled, experienced and dedicated workforce

Competitors
- AlliedSignal, HR Textron, Vacco, EG&G,Tecstar, MPC, Parker,
Lucas

Market Developments
- Our domestic customers, Hughes, Lockheed Martin and Loral, dominate U.S. satellite production
- International customers include Daimler Chrysler Aerospace and
Matra Marconi Space
- LEO constellations continue to promise large potential

- Titan, Atlas, Delta, Space Shuttle still workhorses
- Delta IV and Atlas III funded under USAF Evolved Expendable
Launch contracts (EELV)

Strategies & Initiatives
- Increase capacity and reduce lead time to support demand
- Develop leading edge technology for satellite and launch vehicle propulsion systems and steering controls
- Promote Schaeffer satellite products
- Support satellite and launch vehicle manufacturers on a worldwide basis

Since 1959, when Moog introduced its first industrial servovalve, we've led the way in product technology. By any measure, we are the world's market leader in industrial servovalves. In addition, we produce customized hydraulic manifold packages and integrated control actuators for a wide variety of high performance machinery applications. Most of our customers are global market leaders in their product specialty and, regardless of overall market conditions, many continue to grow by increasing their global market share.

Industrial Hydraulics
24% of '98 sales
FY99 Forecast Sales = $163 million

(Pie chart inserted which shows the distribution of 1999 sales by geographic region:

Japan        - 13%
Scandinavia  -  4%
Italy        -  8%
U.S.         - 36%
Pacific Rim  -  4%
U.K.         -  9%
France       -  4%
Germany      - 18%
Other        -  4%)

Products
- Servovalves and proportional valves
- Electrical and mechanical feedback valves
- Nozzle-flapper, servojet, jet pipe and direct drive valves
- Closed loop motion control subsystems
- Hydrostatic bearing, laminar and conventional actuators
- Customized integrated valve manifold packages

Major Programs & Applications
- Electrical feedback servovalves for control of clamp and injection operations on plastic injection molding equipment
- Mechanical feedback and direct drive valves for parison control in plastic blow molding machines and for control of nip load in paper machinery
- Fuel metering, steam bypass and override control servovalves for gas and steam turbines
- Hydraulic position control actuators and servovalves for fatigue testing systems

- Direct drive and electrical feedback valves for precise positioning in saw mills
- Electrical and mechanical feedback servovalves for gauge coil box, side guide and camcoiler control of steel and aluminum processing equipment
- Control loading and motion platform actuators for full flight simulators
- Hydraulic control systems for articulating buses and auxiliary steering systems for rear truck axles
- Mold oscillators for steel processing equipment

Competitive Advantages
- Leading edge technology for 39 years
- Unmatched, worldwide application engineering to optimize custom solutions
- Worldwide engineering, manufacturing, support and service facilities
- Skilled, experienced and dedicated workforce

Competitors
- Bosch, Rexroth

Market Developments
- Adoption of distributed control and device networks
- One-stop shopping for customers who want pre-tested assemblies that fit directly onto their machines
- Global service and support expected and demanded by customers
- Advanced control algorithmsnow possible using cost effective electronics and software

Strategies & Initiatives
- Continue development of leading edge technology
- Pursue forward integration of products in key markets
- Consolidate production in global manufacturing centers
- Focus factories and processes to shorten lead times
- Expand global locations for support and service

The growth areas in our drives business have been in specialties. In '98, we developed and began delivery of simulators for MCA-Universal's Spiderman theme park attraction as well as electric drives for Wegmann howitzers. We also began producing electric drives used on the new Marine Corps landing craft, the AAAV, and the new U.S. Army Crusader howitzer. All of these product lines have great potential.

Industrial Electronics and Electric Drives
11% of '98 sales
FY99 Forecast Sales = $65 million

(Pie chart inserted which shows the distribution of 1999 sales by project as follows:

Electric Drives       - 29%
Motion Simulators     - 12%
Military Vehicles     - 21%
Plastics Controls     - 11%
Other                 - 27%)

Products
- Brushless servo motors and programmable servo drives
- Explosion-proof servo motors
- Electromechanical servoactuators
- Electronic controls for specialized automated machinery
- Electronic controls for blow molding and injection molding
- High-torque drives for military vehicles
- Electrically actuated motion simulators
- Radio remote controls for underground mining

Major Programs & Applications
- Electric drives for assembly robots, metal forming machines, material handling robots and packaging machines
- Custom-tailored controls for Tuftco carpet tufting and scrolling machines
- Full performance total machine control for injection molding and blow molding
- Electric gun positioning, ammunition-handling,and radar platform control for military vehicles
- Electric drives for position control of ground antennas for satellite communication
- Tilting controls for high speed trains
- Four- and six-degree-of-freedom motion platforms with capacities between 2,000 and 13,000 pounds
- Special entertainment platforms for theme parks

Competitive Advantages
- Higher peak power density brushless servo motors
- Full range of capability in total machine control for injection molding and blow molding
- Demonstrated experience in electric gun controls for military vehicles
- High reliability in electrically actuated motion platforms

Competitors
- Indramat, Danaher, Barber Colman, Siemens, Gefran, Control
Techniques, Kollmorgen, MPC

Market Developments
- Advanced control technology now available at reasonable cost to customer
- Development starts on AAAV and Crusader electric turret drives
- Military vehicle technology is applied to high speed trains
- Moog electric simulators lead the field in both entertainment and training

Strategies & Initiatives
- Focus on development of specialized electromechanical actuation systems
- Refine product design and reduce costs to improve profitability in electric drives
- Broaden worldwide distribution of plastics machine controls
- Broaden product range in electric motion simulators

Moog has a history of making strongly accretive acquisitions. In fiscal '98, Moog acquired Schaeffer Magnetics and signed agreements to acquire the controlling interest in Hydrolux Sarl of Luxembourg, the Montek subsidiary of Raytheon and a two-thirds interest in Microset Srl of Italy. All of the pending purchases were completed by the first week of December 1998.

(Pie chart inserted which shows the distribution of 1999 sales by acquired companies by product line as follows:

Military Aircraft              - 10%
Commercial Aircraft            - 36%
Satellite & Launch Vehicles    - 25%
Industrial Hydraulics          - 26%
Industrial Electronics and
  Electric Drives              -  3%)

The following summary describes each of these acquisitions:

Acquisitions

Schaeffer Magnetics

We completed the acquisition of Schaeffer Magnetics, Inc. in February of '98. Schaeffer was a $20 million per year privately-held designer and manufacturer of electromechanical actuation used on satellites and space vehicles. Schaeffer products are typically used to deploy and position solar arrays and communication antennas. Lockheed Martin, for instance, uses two Schaeffer solar array drive actuators on each of the satellites in the Iridium constellation. Schaeffer was part of Moog for 8 months of fiscal '98, generated $14 million in revenue, and was accretive to earnings. It was the only acquisition announced in FY98 which was actually concluded within the fiscal year.

Hydrolux

The next acquisition opportunity came up in Luxembourg. We were offered the opportunity to purchase 75% of the stock of Hydrolux Sarl. Hydrolux is a manufacturer of integrated hydraulic manifold systems used on large, high performance capital equipment, principally injection molding and die-casting equipment. In '96, we formed a joint venture in the U.S. with Hydrolux and, in the year just completed, that joint venture generated revenues of just over $7 million.

We acquired the controlling interest in both Hydrolux Sarl and the U.S. joint venture at the end of October. For the remaining 11 months of fiscal '99, we'll be consolidating the revenues of both of those companies. We expect the sales impact to be about $28 million and the transaction to be accretive to earnings. In the longer term, we hope to increase Hydrolux sales by combining the current Hydrolux technology with our advanced servocontrols and launching a more aggressive presentation of these capabilities in Europe and Asia through our network of international subsidiaries.

Microset

The smallest of our acquisitions is the purchase of 662-3% of the shares of Microset Srl, a $4 million Italian manufacturer of electronic controls. It closed on 3 December 1998. Microset was founded in 1980 by Mario Bellini, an electronics engineer whohad been working at IDRA, the oldest Italian manufacturer of die-casting and injection molding machines. Over the last 18 years, Microset has moved through the continuing evolution in the design of control electronics and is currently selling about 1,000 controllers per year for use on a variety of industrial machines. We became acquainted with Microset when they became a controls supplier to one of our servovalve customers, Techne, a manufacturer of injection molding machines. Our intention is to use the Microset technology to update many of our electronic controls products, principally for blow molding and injection molding, and, through better differentiation, improve our margins.

Montek

The largest of the FY98 acquisition opportunities came about when Raytheon Aircraft decided to sell its Montek subsidiary, a $90 million a year manufacturer of aircraft flight controls, missile fin controls and industrial servovalves. Nearly 80% of the current revenues come from commercial and military aircraft and associated aftermarket sales. Half of this revenue is generated by flight controls delivered to Boeing. These products are a natural extension of the Moog Commercial Aircraft product line. Also, Montek has invested heavily in the development of flight control systems supplied for regional aircraft like the Bombardier DHC-8-400 and for business jets like the Raytheon Premier 1 and the Hawker Horizon. In addition to these product areas, Montek has continuing production of missile fin actuation for the Hellfire and TOW Missiles, and an industrial servovalve business which will be a complement to our own. Each of the Montek product lines has an extraordinary strategic fit within the overall Moog framework. The acquisition was completed on 30 November and we expect revenues for fiscal '99 to exceed $70 million.

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

http://www.moog.com

Annual Meeting

Moog Inc.'s Annual Meeting of Shareholders will be held February
10, 1999. Proxy cards should be dated, signed and returned promptly to ensure that all shares are represented at the meeting and voted in accordance with shareholder instructions.

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

                                                  Exhibit 23(ii)


                 CONSENT OF INDEPENDENT AUDITORS



The Board of Directors
Moog Inc.:


We consent to incorporation by reference in the Registration Statements (Nos. 33-62968, 33-36721, 33-33958, 33-20069 and 33-
57131) on Form S-8 of Moog Inc. of our report dated November 9, 1998, except as to Notes 2 and 6 which are as of December 3, 1998, relating to the consolidated balance sheets of Moog Inc. and subsidiaries as of September 26, 1998 and September 27, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows and a related schedule for each of the years in the three-year period ended September 26, 1998, which report appears in the September 26, 1998 annual report on Form 10-K of Moog Inc.



                                   KPMG Peat Marwick LLP


Buffalo, New York
December 18, 1998

               [PricewaterhouseCoopers Letterhead]



MOOG Inc.
East Aurora, New York 14052-0018
U.S.A.


                Consent of Independent Auditors'


          We consent to the incorporation by reference in the Registration Statement of Moog Inc. on Form S-8 of our report dated November 12, 1998 on our audits of the consolidated financial statements of MOOG GmbH (a wholly-owned subsidiary of MOOG Inc.) and subsidiary as of September 30, 1998, 1997 and 1996 and for the years then ended, which report is included in this Annual Report on Form 10-K of Moog Inc.

Stuttgart Germany
December 18, 1998


PricewaterhouseCoopers

               [PricewaterhouseCoopers Letterhead]

                                             12 November 1998


MOOG Inc.
East Aurora, New York 14052-0018
United States of America

                  Independent Auditors' Report

Board of Directors
MOOG Inc.

We have audited the consolidated balance sheets of MOOG GmbH (a wholly-owned subsidiary of MOOG Inc.) and subsidiary as of September 30, 1998, 1997 and 1996, and the related statements of earnings and retained earnings and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of MOOG GmbH and subsidiary as of September 30, 1998, 1997 and 1996 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental information in the reporting package and the Hyperion submission are presented for purposes of additional analysis and are not required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


PricewaterhouseCoopers
Stuttgart/Germany