Form 10-Q
period 1998-12-31
MOOG INC
filed 1999-02-12
CIK 67887

__________________________________________________________________________

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1998

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

The number of shares outstanding of each class of common stock as of February 5, 1999 were:

Class A Common Stock, $1.00 par value        7,311,379 shares
Class B Common Stock, $1.00 par value        1,626,219 shares
__________________________________________________________________________

                                 MOOG INC.
                       QUARTERLY REPORT ON FORM 10-Q

                             TABLE OF CONTENTS


                                                                 Page
PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Condensed Balance Sheets
               December 31, 1998 and September 26, 1998          3

               Consolidated Condensed Statements of Earnings
               Three Months Ended December 31, 1998 and 1997     4

               Consolidated Condensed Statements of Cash Flows
               Three Months Ended December 31, 1998 and 1997     5

               Notes to Consolidated Condensed Financial
               Statements                                        6-11

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     12-17

     Item 3.   Quantitative and Qualitative Disclosures about
               Market Risk                                       17


PART II.  OTHER INFORMATION                                      18

SIGNATURES                                                       19

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 MOOG INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands)


                                        Unaudited        Audited
                                          As of           As of
                                       December 31,    September 26,
                                          1998             1998
                                       ____________    _____________
ASSETS
CURRENT ASSETS
     Cash and cash equivalents          $   11,472     $   11,625
     Receivables                           192,874        182,228
     Inventories (note 2)                  153,256        121,784
     Deferred income taxes                  31,238         22,289
     Prepaid expenses and other current
      assets                                 5,728          9,151
                                        __________     __________
          TOTAL CURRENT ASSETS             394,568        347,077

PROPERTY, PLANT AND EQUIPMENT, net         185,847        139,444
GOODWILL, net (note 3)                     187,162         60,025
OTHER ASSETS                                18,493         12,779
                                        __________     __________
TOTAL ASSETS                            $  786,070     $  559,325
                                        ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                      $    7,926     $      410
     Current installments of
      long-term debt (note 3)               20,930          5,505
     Accounts payable                       32,957         25,648
     Accrued salaries, wages and
      commissions                           34,505         36,338
     Contract loss reserves                 29,287         10,448
     Accrued interest                        6,212          8,050
     Federal, state and foreign
      income taxes                           9,427          6,838
     Other accrued liabilities              26,724         17,746
     Customer advances                       8,910          9,904
                                        __________     __________
          TOTAL CURRENT LIABILITIES        176,878        120,887

LONG-TERM DEBT, excluding current
 installments
     Senior debt (note 3)                  232,250         79,699
     Senior subordinated notes             120,000        120,000

OTHER LONG-TERM LIABILITIES                 59,069         47,731
                                        __________     __________
          TOTAL LIABILITIES                588,197        368,317
                                        __________     __________

SHAREHOLDERS' EQUITY (note 4)
     Preferred stock                           100            100
     Common stock                           10,889         10,889
     Other shareholders' equity            186,884        180,019
                                        __________     __________
          TOTAL SHAREHOLDERS' EQUITY       197,873        191,008
                                        __________     __________
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                $  786,070     $  559,325
                                        ==========     ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                (Unaudited)
               (dollars in thousands except per share data)


                                           Three Months Ended
                                              December 31,
                                             1998       1997

NET SALES                               $  148,444  $  126,118
OTHER INCOME                                   388         352
                                        __________  __________
                                           148,832     126,470
                                        __________  __________
COSTS AND EXPENSES
 Cost of sales                             102,673      89,110
 Research and
  development                                9,243       5,126
 Selling, general and
  administrative                            22,757      19,918
 Interest                                    5,444       5,911
 Other expenses                                189         394
                                        __________  __________
                                           140,306     120,459
                                        __________  __________
EARNINGS BEFORE
 INCOME TAXES                                8,526       6,011

INCOME TAXES                                 2,899       2,104
                                        __________  __________
NET EARNINGS                            $    5,627  $    3,907
                                        ==========  ==========

EARNINGS PER
 SHARE (note 5)
  Basic                                 $      .63  $      .55
                                        ==========  ==========
  Diluted                               $      .62  $      .53
                                        ==========  ==========
AVERAGE COMMON
 SHARES OUTSTANDING
 (note 5)
  Basic                                  8,926,162   7,051,612
                                        ==========  ==========
  Diluted                                9,059,509   7,312,835
                                        ==========  ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (dollars in thousands)
                                                       Three Months Ended
                                                          December 31,
                                                       1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                      $ 5,627       $ 3,907
   Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
      Depreciation and amortization                    6,614         5,602
      Other                                             (472)       (7,099)
                                                     _______       _______
      NET CASH PROVIDED BY OPERATING ACTIVITIES       11,769         2,410
                                                     _______       _______
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of businesses, net of
     cash acquired (note 3)                         (171,773)            -
 Purchase of property, plant and equipment            (6,431)       (4,428)
   Proceeds from sale of assets (note 8)               2,619           182
   Other                                                  71           334
                                                     _______       _______
      NET CASH USED BY INVESTING ACTIVITIES         (175,514)       (3,912)
                                                     _______       _______
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from notes payable                     1,090         1,904
   Net proceeds from revolving
    lines of credit                                   89,000             -
   Proceeds from long-term debt                       75,016         2,016
   Payments on long-term debt                         (1,060)       (4,105)
   Other                                                (451)         (254)
                                                     _______       _______
      NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                         163,595          (439)
                                                     _______        _______
Effect of exchange rate changes on cash                   (3)          (35)
                                                     _______       _______
DECREASE IN CASH AND CASH EQUIVALENTS                   (153)       (1,976)
Cash and cash equivalents at beginning of period      11,625         6,800
                                                     _______       _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $11,472       $ 4,824
                                                     =======       =======
CASH PAID FOR:
   Interest                                         $  7,233       $ 8,060
   Income taxes                                        1,389         1,234

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Leases capitalized, net of leases terminated     $     -        $   117
   Acquisitions of businesses:
     Fair value of assets acquired                  $219,857
     Cash paid                                       172,788
                                                    ________
          Liabilities assumed                       $ 47,069
                                                    ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED DECEMBER 31, 1998

                                (Unaudited)
                          (dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of December 31, 1998 and the results of its operations and cash flows for the three months ended December 31, 1998 and 1997. The results of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results expected for the full year.

2.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:

                                     December 31,         September 26,
                                         1998                 1998
Raw materials and purchased parts      $ 50,469             $ 37,404
Work in process                          75,617               64,385
Finished goods                           27,170               19,995
                                       ________             ________
                                       $153,256             $121,784
                                       ========             ========
3.   Acquisitions

On October 30, 1998, the Company acquired a 75% shareholding of Hydrolux SARL, a Luxembourg designer and manufacturer of hydraulic power control systems for industrial machinery from Paul Wurth SARL. As part of the transaction, the Company increased its ownership to 75% of Moog-Hydrolux Hydraulic Systems, Inc. (Moog-Hydrolux), a joint venture the Company formed in fiscal 1996 with Hydrolux SARL, to serve the North American market. The Company previously owned 50% of Moog-Hydrolux. After the transaction, Paul Wurth SARL owns the remaining 25% minority interest in Hydrolux SARL and Moog-Hydrolux. The purchase price was $8,200 in cash, plus the assumption of $6,400 of debt. Based on a preliminary purchase price allocation, which is subject to finalization, intangible assets resulting from this acquisition are approximately $1 million and will be amortized over 30 years.

On November 30, 1998, the Company completed the acquisition from Raytheon Aircraft Company of all the outstanding common stock of Raytheon Aircraft Montek Company (Montek) for approximately $160,000 in cash. Montek, located in Salt Lake City, Utah, is a supplier of flight controls to the Boeing Commercial Airplane Group and to manufacturers of regional aircraft and business jets including the Raytheon Aircraft Company. Montek also produces steering controls for tactical missiles and servovalves for both
industrial and aerospace applications.   Based on a preliminary purchase
price allocation, which is subject to finalization, intangible assets resulting from this acquisition are approximately $125,000 and will be amortized over 40 years. In connection with the preliminary allocation of the purchase price, the Company established a $3,000 reserve for severance and other related costs associated with expected involuntarily terminated employees. At December 31, 1998, the balance of the reserve was $3,000. The Company is in the process of formalizing its plan of integrating the operations of Montek. The Company expects to have a formal plan in place and communications to impacted employees by the end of fiscal 1999. Any change to the reserve as a result of the completion of the plan of integration will be reflected in the final purchase price allocation.

In connection with the acquisition of Montek, the Company refinanced its U.S. credit facilities. Effective November 30, 1998, the Company entered into a $340,000 Corporate Revolving and Term Loan Agreement (Credit
Facility) with a banking group.   The Credit Facility provides for $265,000
in a revolving facility and a $75,000 term loan with interest starting at LIBOR plus 200 basis points, with the spread adjusted based on leverage. The Credit Facility is for a five year period with quarterly principal payments on the term loan of $3,750 commencing in March 1999. The Credit Facility is secured by substantially all of the Company's U.S. assets. The loan agreement includes customary covenants for a transaction of this nature, including maintaining various financial ratios. The Credit Facility was used primarily to acquire Montek and to refinance approximately $72,000 of existing revolving credit facilities with the remaining balance available for future working capital requirements.

On December 3, 1998, the Company acquired a 66-2/3% shareholding in Microset Srl, an Italian designer and manufacturer of electronic controls for industrial machinery for $3,500 in cash. Based on a preliminary purchase price allocation, which is subject to finalization, intangible assets resulting from this acquisition are approximately $3,000 and will be amortized over 30 years.

Hydrolux SARL, Moog-Hydrolux and Microset Srl are referred to as the Industrial Businesses.

All of the Company's acquisitions are accounted for under the purchase method, and accordingly, the operating results for the acquired companies are included in the Consolidated Condensed Statements of Earnings from the dates of acquisition.

The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company, Montek and the Industrial Businesses for the three months ended December 31, 1998 and 1997 as if the acquisitions took place at the beginning of each period presented. The proforma consolidated results include the impact of certain adjustments, including amortization of intangibles and increased interest expense on acquisition debt, and related income tax effects.

                                   Three Months Ended
                                       December 31,
                                   1998           1997

     Net sales                    $166,172      $154,735
     Net earnings                    5,163         4,238
     Basic earnings per share         $.58          $.60
     Diluted earnings per share       $.57          $.58

The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

4.   Shareholders' Equity

The changes in shareholders' equity for the three months ended December 31, 1998 are summarized as follows:

                                                   Number of Shares
                                                     Class A       Class B
                                         Preferred    Common        Common
                              Amount       Shares      Stock         Stock
                              ------     ---------    -------       -------
PREFERRED STOCK
Beginning and end of period   $   100     100,000
                             --------

COMMON STOCK
Beginning of period            10,889               8,427,141    2,461,982
Conversion of Class B to
  Class A                           -                      67          (67)
                             --------               ---------    ----------
End of period                  10,889               8,427,208    2,461,915
                             --------               ---------    ---------
ADDITIONAL PAID-IN CAPITAL
Beginning of period           102,306
Issuance of Treasury shares
  at less than cost               (81)
                             --------
End of period                 102,225
                             --------

RETAINED EARNINGS
Beginning of period           107,681
Net earnings                    5,627
Preferred stock dividends          (2)
                             --------
End of period                 113,306
                             --------
TREASURY STOCK
Beginning of period           (30,511)    (5,114)  (1,140,514)    (815,918)
Treasury stock issued             216          -       18,000            -
Treasury stock purchased         (585)         -       (8,019)     (11,225)
                             --------   --------    ---------    ---------
End of period                 (30,880)    (5,114)  (1,130,533)    (827,143)
                             --------   --------    ---------    ---------
ACCUMULATED OTHER
  COMPREHENSIVE INCOME
Beginning of period               614
Foreign currency translation    1,619
                             --------
End of period                   2,233
                             --------

LOAN TO SAVINGS AND STOCK
  OWNERSHIP PLAN (SSOP)
Beginning of period               (71)
Net change in loan to SSOP         71
                             --------
End of period                       -
                             --------
                             --------   --------    ---------    ---------
TOTAL SHAREHOLDERS' EQUITY   $197,873     94,886    7,296,675    1,634,772
                             ========   ========    =========    =========

5.   Earnings Per Share

The number of shares and earnings used in the Company's basic and diluted earnings per share computations are as follows:

                                        Three Months Ended
                                           December 31,
                                        ___________________
                                        1998           1997

EARNINGS
Earnings available to common
  shareholders - Basic               $    5,625   $    3,905

Add: Preferred stock
  dividends                                   2            2
                                     __________   __________
Earnings available to common
  shareholders - Diluted             $    5,627   $    3,907
                                     ==========   ==========
SHARES
Weighted-average shares
  outstanding - Basic                 8,926,162    7,051,612
Stock options                           125,201      253,077
Convertible preferred stock               8,146        8,146
                                     __________   __________
Shares outstanding -
  Diluted                             9,059,509    7,312,835
                                     ==========    =========

BASIC EPS                            $      .63   $      .55
                                     ==========   ==========

DILUTED EPS                          $      .62   $      .53
                                     ==========   ==========

6.   Segment Information

Effective with the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's reportable segments under SFAS No. 131 are Aircraft Controls, Satellite and Launch Vehicle Controls and Industrial Controls. The operating results of the segments are reviewed regularly by the Chief Executive Officer of the Company. The determination of the

Company's reportable segments was based on a combination of differences in products sold by each segment as well as the markets which they serve. The reportable segments are managed separately based on these differences.

The Aircraft Controls segment supplies technologically advanced flight controls, engine controls and servovalves or servoactuators to manufacturers of commercial airplanes and supplies similar products for use on military aircraft with additional emphasis on technological performance,
weight minimization and mission survivability.   The segment's products are
incorporated on Boeing's 7-series airplanes, Airbus airplanes and other business and regional aircraft. The Company participates on several significant U.S. Government programs including the V-22 Osprey tiltroter, the F/A-18 Super Hornet and the Joint Strike Fighter. The Aircraft Controls segment primarily serves the North American aerospace market in addition to customers in Europe and the Asia-Pacific.

The Satellite and Launch Vehicle Controls segment manufactures and sells motion, fluid and propellant controls and systems which are used to control the flight and positioning of satellites, control the thrust of space launch vehicles and steer tactical and strategic missiles. The segment's customers include Boeing, Hughes, Lockheed Martin and Loral. Significant programs include the Titan IV and Atlas Centaur launch vehicles and various satellite programs. The Satellite and Launch Vehicle Controls segment primarily serves the North American aerospace market in addition to customers in Europe and Japan.

The Industrial Controls segment manufactures hydraulic and electric controls which are used in a wide variety of applications requiring the precise control of position, velocity and force. Applications for hydraulic controls include plastic injection and blow molding machines, industrial steam and gas turbines, steel rolling mills, sawmill equipment, metal forming presses, mobile and marine equipment and fatigue testing machines. Electric controls include custom designed brushless motors, motor controllers and microprocessor-based machine controls. Applications for electric controls include motion simulators, military ground vehicles, plastic injection and blow molding machines, material handling robots, carpet manufacturing and packaging equipment. The Industrial Controls segment serves markets throughout the world.

Below are the revenues and operating profit by segment for the three months ended December 31, 1998 and 1997 and a reconciliation of segment operating profit to earnings before income taxes. Prior year information has been restated.

                                        Three Months Ended
                                           December 31,
                                        ___________________
                                        1998           1997

Sales

Aircraft Controls                    $   73,101   $   62,826
Satellite and Launch
 Vehicle Controls                        22,769       20,491
Industrial Controls                      52,574       42,801
                                     __________   __________

     Total sales                     $  148,444   $  126,118
                                     ==========   ==========

Operating Profit

Aircraft Controls                    $    8,207   $    7,459
Satellite and Launch
 Vehicle Controls                         2,174        2,832
Industrial Controls                       5,969        3,859
                                     __________   __________

     Total operating profit              16,350       14,150

Deductions from Operating
 Profit:

     Interest expense                     5,444        5,911
     Corporate expenses                   2,254        2,039
     Currency loss                          126          189
                                     __________   __________
Earnings before Income Taxes         $    8,526   $    6,011
                                     ==========   ==========

Total segment assets at December 31, 1998 were $770,578 compared to $543,489 at September 26, 1998. The increase is due primarily to the acquisition of Montek.

7.   Comprehensive Income

In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements. This standard also requires that companies report a total for comprehensive income in condensed financial statements of interim periods.

The only item of comprehensive income that is not included in net earnings is foreign currency translation. For the three months ended December 31, 1998 and 1997, comprehensive income was $7,246 and $2,280, respectively.

8.   Sale of Assets

During the first quarter of fiscal 1999, the Company sold land and building totaling $2,600 that was acquired as part of the acquisition of Schaeffer Magnetics, Inc. in February 1998. There was no gain or loss on the sale.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

[The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 26, 1998.]

The Company

Moog Inc. is a leading worldwide designer and manufacturer of a broad range of high performance, precision motion and fluid control products and systems for aerospace and industrial markets.

Effective with the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's reportable segments under SFAS No. 131 are Aircraft Controls, Satellite and Launch Vehicle Controls and Industrial Controls. The operating results of the segments are reviewed regularly by the Chief Executive Officer of the Company. The determination of the Company's reportable segments was based on a combination of differences in products sold by each segment as well as the markets that are served. The reportable segments are managed separately based on these differences.

The Aircraft Controls segment supplies technologically advanced flight controls, engine controls and servovalves or servoactuators to
manufacturers of commercial airplanes and    supplies similar products for
use on military aircraft with additional emphasis on technological performance, weight minimization and mission survivability. The segment's products are incorporated on Boeing's 7-series airplanes, Airbus airplanes and other business and regional aircraft. The Company participates on several significant U.S. Government programs including the V-22 Osprey tiltroter, the F/A-18 Super Hornet and the Joint Strike Fighter. The Aircraft Controls segment primarily serves the North American aerospace market in addition to customers in Europe and the Asia-Pacific.

The Satellite and Launch Vehicle Controls segment manufactures and sells motion, fluid and propellant controls and systems which are used to control the flight and positioning of satellites, control the thrust of space launch vehicles and steer tactical and strategic missiles. The segment's customers include Boeing, Hughes, Lockheed Martin and Loral. Significant programs include the Titan IV and Atlas Centaur launch vehicles and various satellite programs. The Satellite and Launch Vehicle Controls segment primarily serves the North American aerospace market in addition to customers in Europe and Japan.

The Industrial Controls segment manufactures hydraulic and electric controls which are used in a wide variety of applications requiring the precise control of position, velocity and force. Applications for hydraulic controls include plastic injection and blow molding machines, industrial steam and gas turbines, steel rolling mills, sawmill equipment, metal forming presses, mobile and marine equipment and fatigue testing machines. Electric controls include custom designed brushless motors, motor controllers and microprocessor-based machine controls. Applications for electric controls include motion simulators, military ground vehicles, plastic injection and blow molding machines, material handling robots, carpet manufacturing and packaging equipment. The Industrial Controls segment serves markets throughout the world.

Overview

On October 30, 1998, the Company acquired a 75% shareholding of Hydrolux SARL, a Luxembourg designer and manufacturer of hydraulic power control systems for industrial machinery from Paul Wurth SARL. As part of the transaction, the Company increased its ownership to 75% of Moog-Hydrolux Hydraulic Systems, Inc. (Moog-Hydrolux), a joint venture the Company formed in fiscal 1996 with Hydrolux SARL, to serve the North American market. The Company previously owned 50% of Moog-Hydrolux. After the transaction, Paul Wurth SARL owns the remaining 25% minority interest in Hydrolux SARL and Moog-Hydrolux. The purchase price was $8,200 in cash, plus the assumption of $6,400 of debt.

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

On December 3, 1998, the Company acquired a 66-2/3% shareholding in Microset Srl, an Italian designer and manufacturer of electronic controls for industrial machinery for $3,500 in cash.

Hydrolux SARL, Moog-Hydrolux and Microset Srl are referred to as the Industrial Businesses.

Results of Operations

Consolidated

Sales for the current quarter were $148.4 million, up 18% from $126.1 million in the same period of fiscal 1998. Sales increased across each of the Company's segments. Over three-quarters of the consolidated increase was attributable to the previously mentioned acquisitions during the quarter along with the acquisition of Schaeffer Magnetics, Inc. (Schaeffer)
in February 1998.   The remainder of the increase is a result of higher
sales of existing products within Industrial Controls and aftermarket sales in the Aircraft Controls segment.

Cost of sales as a percentage of sales decreased to 69.2% in the current quarter versus 70.7% in the same quarter a year ago. The improvement is due primarily to favorable margins in Industrial Controls resulting from increased sales and slowly improving conditions in the Asia Pacific.

Research and development expenses increased by $4.1 million to $9.2 million in the current quarter as compared to the same quarter a year ago. The increase is due primarily to additional efforts related to the development of next generation flight controls in the Aircraft Controls segment. It is expected that costs associated with these activities will trend downward during the remainder of the fiscal year with a shift of a portion of these efforts to cost of sales and selling, general and administrative expenses.

Selling, general and administrative expenses were $22.8 million, or 15.3% of net sales, in the current quarter as compared to $19.9 million, or 15.8%
of net sales, in the same period a year ago.   The increase in dollar terms
is due primarily to the acquisitions of Montek, the Industrial Businesses and Schaeffer. The decrease as a percentage of sales was related to the previously mentioned 18% increase in sales.

Interest expense declined $.5 million in the current quarter to $5.4 million from $5.9 million a year ago due to lower average borrowings outstanding. The indebtedness incurred to finance the Montek acquisition was outstanding for only one month in the first quarter of fiscal 1999. Interest expense is expected to increase in future quarters as average borrowings will be higher.

The Company's effective tax rate for the current quarter was 34% compared to 35% a year ago. The current quarter tax rate reflects higher foreign tax credit benefits resulting from the anticipated distribution from the Company's German subsidiary.

Basic earnings per share (EPS) was $.63 in the current quarter compared to $.55 a year ago. Diluted EPS was $.62 in the first quarter of fiscal 1999 compared to $.53 last year.

Backlog at December 31, 1998 was $341.6 million compared to $288.5 million at December 31, 1997. The increase is primarily due to the acquisitions of Montek, which added $41 million to backlog, and, to a lesser extent, the acquisitions of Schaeffer and the Industrial Businesses. Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months.

Segment Operating Review
(dollars in thousands)

                                        Three Months Ended
                                           December 31,
                                        ___________________
                                        1998           1997

Sales

Aircraft Controls                    $   73,101   $   62,826
Satellite and Launch
 Vehicle Controls                        22,769       20,491
Industrial Controls                      52,574       42,801
                                     __________   __________

     Total sales                     $  148,444   $  126,118
                                     ==========   ==========

Operating Profit

Aircraft Controls                    $    8,207   $    7,459
Satellite and Launch
 Vehicle Controls                         2,174        2,832
Industrial Controls                       5,969        3,859
                                     __________   __________

     Total operating profit          $   16,350   $   14,150
                                     ==========   ==========

Aircraft Controls

Sales in the Aircraft Controls segment increased $10.3 million in the current quarter to $73.1 million as compared to $62.8 million in the same quarter a year ago. Over three-quarters of the increase was due to the previously mentioned acquisition of Montek. The sales generated by Montek during December are not expected to continue at this rate as there were catch-up deliveries on past due aftermarket orders. The remainder of the segment's sales increase was due to stronger military aftermarket sales, particularly F-18 spares provisioning and foreign military spares on F-16 hardware.

Operating margins for the Aircraft Controls segment were 11.2% in the first quarter of fiscal 1999 compared to 11.9% in the same period last year. Favorable margins associated with increased aftermarket sales were more than offset by approximately $3 million of additional research and development costs incurred with respect to the development of next generation flight controls.

Satellite and Launch Vehicle Controls

Sales in the Satellite and Launch Vehicle Controls segment were $22.8 million in the first quarter of fiscal 1999, up $2.3 million from the same period a year ago. The acquisition of Schaeffer in the second quarter of fiscal 1998 added $4 million in sales of electromechanical actuation systems and the Montek acquisition added approximately $1 million in sales of controls for tactical missiles. Sales of controls for launch vehicles increased approximately $1.4 million primarily due to increased work on the Titan IV program. Partially offsetting these increases was a continued sales decline in satellite propulsion hardware resulting from reduced incoming order activity associated with customers' high inventory levels, the slowdown in the Asia-Pacific economies and delays in contract awards on new constellation programs.

Operating margins for the Satellite and Launch Vehicle Controls segment were 9.5% in the current quarter compared to 13.8% in the same period a year ago. The decrease is due to lower margins in the satellite propulsion hardware product line due to the previously mentioned decrease in sales and less favorable cost experience on satellite programs in general.

Industrial Controls

Sales in the Industrial Controls segment increased $9.8 million to $52.6 million in the first quarter of fiscal 1999 from $42.8 million in the first quarter of last year. The acquisitions of the Industrial Businesses and Montek, which produces a small amount of hydraulic servovalves, accounted for approximately $4 million of the increase. Sales of electric drives for military ground vehicles increased approximately $3 million on the strength of the European PzH 2000 and U.S. Crusader programs. Also contributing was an increase in sales of hydraulic controls in Germany for plastics machines and presses.

Operating margins for the Industrial Controls segment were 11.4% in the
current quarter versus 9.0% in the same period a year ago.   Approximately
one-half of the increase relates to hydraulic controls and is due to increased sales and improving Asia-Pacific market conditions. The remainder of the increase is in electric controls and pertains mostly to the increased sales of electric drives for military ground vehicles.

Financial Condition and Liquidity

In connection with the acquisition of Montek, the Company refinanced its U.S. credit facilities. Effective November 30, 1998, the Company entered into a $340 million Corporate Revolving and Term Loan Agreement (Credit
Facility) with a banking group.   The Credit Facility provides for $265
million in a revolving facility and a $75 million term loan with interest starting at LIBOR plus 200 basis points, with the spread adjusted based on leverage. The Credit Facility is for a five year period with quarterly principal payments on the term loan of $3.75 million commencing in March 1999. The Credit Facility is secured by substantially all of the Company's

U.S. assets. The loan agreement includes customary covenants for a transaction of this nature, including maintaining various financial ratios. The Credit Facility was used primarily to acquire Montek and to refinance approximately $72,000 of existing revolving credit facilities with the remaining balance available for future working capital requirements.

Long-term senior debt increased $152.6 million during the first quarter to $232.3 million at December 31, 1998. The percentage of long-term debt to capitalization increased to 64.0% from 51.1% at September 26, 1998. These increases are a direct result of financing the current quarter acquisitions.

At December 31, 1998, the Company had $117.1 million of unused borrowing capacity under short and long-term lines of credit, including $102 million from the Credit Facility.

Cash provided by operating activities was $11.8 million in the current quarter versus $2.4 million a year ago. The increase is due primarily to increased earnings and collection of receivables on certain mature military programs with progress payment terms in the first quarter of fiscal 1999.

Working capital at December 31, 1998 was $217.7 million compared to $226.2 million at September 26, 1998. Excluding the effects of the current quarter acquisitions and the related Credit Facility, working capital decreased $15 million. The majority of the decrease is due to lower receivables in the Aircraft Controls and Satellite and Launch Vehicle Controls segments.

Net property, plant and equipment increased $46.4 million to $185.8 million at December 31, 1998. Capital expenditures for the first quarter of fiscal 1999 were $6.4 million compared with depreciation and amortization of $6.6 million. Capital expenditures in the first quarter of fiscal 1998 were $4.5 million compared to depreciation and amortization of $5.6 million. The acquisition of Montek added approximately $37 million to net property, plant and equipment while the acquisitions of the Industrial Businesses added approximately $4 million. Capital expenditures in 1999 are expected to be approximately $22.5 million.

The Company believes its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit, will continue to be sufficient to meet its operating needs.

Other

Year 2000

As the end of the century nears, there is widespread concern around the world that many existing computer programs that use only the last two digits to refer to a year will not properly recognize a year that begins with digits "20" instead of "19." If not corrected, the concern is that many computer applications might fail, creating erroneous results or cause unanticipated system failures, among other problems.

The Company is continuing to upgrade and test those information technology
(IT) systems and non-IT systems that have been identified as not being Year 2000 compliant. The most significant of these systems is the Company's Human Resource Information System for the U.S. operations. The Company has purchased a new system which is scheduled to be in place by mid-1999 and costs approximately $1 million, the majority of which will be capitalized. The business systems for Montek and the Industrial Businesses are being evaluated and tested and are not expected to require material Year 2000 compliance expenses. Upgrades and testing of other systems including business systems of certain international subsidiaries, product systems (i.e., CAD/CAM systems), personal computing, data entry, and communication hardware and software and systems associated with facilities management continues to occur. The Year 2000 costs associated with these activities is not expected to be material. Only a small portion of the Company's products contain embedded processors or depend upon date logic. The Company has identified these products, primarily in the Industrial Controls segment and has begun to upgrade or replace the software. The cost is not expected to be material. The Company also continues to evaluate responses from critical vendors regarding their Year 2000 readiness.

The Company believes that it is taking the necessary steps to ensure the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing do not occur on a timely basis, there can be no assurance that the Year 2000 issue will not materially impact the Company's results of operations or adversely affect relationships with customers, vendors and others. The Company believes the greatest potential risk from the Year 2000 Issue relates to suppliers or customers whose systems may not be Year 2000 compliant. The Company has identified certain critical areas of its business for which contingency plans are currently being developed. The Company will continue to evaluate internal and external factors and assess whether additional contingency plans are necessary and have those plans in place by the end of 1999.

Market Risk Sensitive Instruments

In connection with the Montek acquisition and refinancing of the Company's U.S. credit facilities, the Company's borrowings under variable interest rate facilities has increased by $164 million to $238 million at December 31, 1998. The Credit Facility under which the borrowings are outstanding has an interest rate of LIBOR plus 200 basis points. If LIBOR were to change by 10%, the impact on consolidated interest expense would be approximately $1.2 million annually. At December 31, 1998 the carrying value of the Company's long-term debt was $373.2 million compared to an estimated fair value of $378.6 million. A 10% increase in treasury security yields would result in a projected fair value at December 31, 1998 of $367.1 million.

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

Outlook

Sales of controls for commercial and military aircraft are expected to remain strong throughout the remainder of fiscal 1999, in large part due to the Montek acquisition, despite anticipated production rate declines on existing Boeing OEM business. Sales of satellite propulsion hardware may continue to lag as delays continue in the contract awards related to the large satellite constellation programs. The acquisitions of the Industrial Businesses should provide continued revenue growth in the Industrial Controls segment.

The Company is expecting growth in operating profit in fiscal 1999 in each segment due to improved product mix driven by higher aftermarket sales and the benefits of integrating the acquired businesses.

Cautionary Statement

Information included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number of risks and uncertainties, including but not limited to, contracting with various governments, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, successful integration of acquired businesses, the need for the Company to keep pace with technological developments and timely response to changes in customer needs, and other factors identified in the Company's Securities and Exchange Commission filings including the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 26, 1998.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference to the information appearing under the caption "Market Risk Sensitive Instruments" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


Item 3.        Defaults Upon Senior Securities.
                    None.


Item 4.        Submission of Matters to a Vote of Security Holders.
                    None.


Item 5.        Other Information.
                    None.


Item 6.        Exhibits and Reports on Form 8-K.
               a.   Exhibits.
                    Exhibit 27 - Financial data schedule.

               b.   Reports on Form 8-K.
                    (i) The Company filed a report on Form 8-K dated November 3, 1998 reporting pursuant to item 5.

                    (ii) The Company filed a report on Form 8-K dated
                         November 30, 1998 reporting pursuant to items 2 and 7.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Moog Inc.
                                                  (Registrant)



Date:  February 11, 1999                By/s/Robert R. Banta
                                             Robert R. Banta
                                             Executive Vice President
                                             Chief Financial Officer
                                             (Principal Financial Officer)


Date:  February 11, 1999                By/s/Donald R. Fishback
                                             Donald R. Fishback
                                             Controller
                                             (Principal Accounting Officer)