Form 10-K/A
period 1998-09-26
MOOG INC
filed 1999-03-29
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A1
(Mark One)

    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 26, 1998
                              OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________ to _________
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

                                             Name of Each Exchange
                                              on Which Registered
      Title of Each Class                      Which Registered

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

The number of shares of Common Stock outstanding as of the close of business on December 10, 1998 was: Class A 7,295,808; Class B
1,635,339.

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


3.  EXHIBITS

             Exhibit No.

                23     Consent of Accountants

                99 Information, Financial Statements and Exhibits required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan

                                 SIGNATURE PAGE

The undersigned registrant hereby amends the following items, financial statements and exhibits of its Annual Report for its fiscal year ended September 26, 1998 on Form 10-K as set forth in the pages attached hereto:


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

Dated: March 29, 1999

                                    MOOG INC.
                                Index to Exhibits


     Exhibit No.         Description                Page Number

                  23             Consent of Accountants

                  99             Information, Financial
                                 Statements and Exhibits
                                 required by Form 11-K
                                 for the Moog Inc.
                                 Savings and Stock
                                 Ownership Plan

                                   Exhibit 23
                             Consent of Accountants

                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Moog Inc.:


We consent to the incorporation by reference in the Registration Statements (No. 33-62968, 33-20069, 33-33958, 33-36722, 33-36721,
33-57131 and 333-73439) on Form S-8 of Moog Inc. of our report dated March 23, 1999, relating to the statements of net assets available for benefits of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended which report appears in Amendment No. 1 to the Form 10-K of Moog Inc. for the year ended September 26, 1998.


                                       /s/ KPMG LLP


Buffalo, New York
March 26, 1999

                                   Exhibit 99

                   Moog Inc. Savings and Stock Ownership Plan
                       Financial Statements and Schedules

                                MOOG INC. SAVINGS
                            AND STOCK OWNERSHIP PLAN


                       Financial Statements and Schedules

                           September 30, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                                MOOG INC. SAVINGS
                            AND STOCK OWNERSHIP PLAN


                                      Index


                                                               Page

Independent Auditors' Report                                    1

Statement of Net Assets Available for Benefits with
  Fund Information as of September 30, 1998                     2

Statement of Net Assets Available for Benefits with
  Fund Information as of September 30, 1997                     3

Statement of Changes in Net Assets Available for
  Benefits with Fund Information for the year
  ended September 30, 1998                                      4

Statement of Changes in Net Assets Available for
  Benefits with Fund Information for the year
  ended September 30, 1997                                      5

Notes to Financial Statements                                   6


Schedule

1            Item 27a - Schedule of Assets Held for
             Investment Purposes - September 30, 1998          12

2            Item 27d - Schedule of Reportable
             Transactions - Year ended September 30, 1998      13

                          Independent Auditors' Report



The Plan Administrator
Moog Inc. Savings and Stock Ownership Plan:


We have audited the financial statements of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1998 and 1997 and for the years then ended as listed in the accompanying index. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1998 and 1997, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

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


/s/ KPMG LLP

March 23, 1999

                 Statement of Net Assets Available for Benefits
                        with Fund Information 1998, p. 2

                 Statement of Net Assets Available for Benefits
                        with Fund Information 1997, p. 3

            Statement of Changes in Net Assets Available for Benefits
                        with Fund Information 1998, p. 4

            Statement of Changes in Net Assets Available for Benefits
                        with Fund Information 1997, p. 5


                                                            MOOG INC. SAVINGS
                                                        AND STOCK OWNERSHIP PLAN

                                             Statement of Net Assets Available for Benefits
                                                          with Fund Information

                                                           September 30, 1998



                                         Savings Component                                           Stock Ownership Component
    --------------------------------------------------------------------------------------          ----------------------------
                                                Allied
            Fixed         Common                  Signal
            interest      stock      Balanced    stock      Index     Growth    Global    Loan
Assets      fund          fund       fund        fund       fund      fund      fund      fund    Allocated   Unallocated  Total
            --------      -------    ------     --------    -------   ------    ------    ------  ---------   -----------  -----
Investments
(note 3):
At fair value:
 Vanguard
 Windsor
 fund
 (cost of
 $29,097,576)$         - 28,681,458          -          -          -         -         -        -           -        -  28,681,459

 Fidelity
 Puritan
 fund (cost
 of
 $10,213,505)          -          - 10,688,616          -          -         -         -        -           -        -  10,688,616

AlliedSignal
Inc. common
stock (cost
of
$8,193,928)            -          -          - 13,863,710          -         -         -        -           -        -  13,863,710



Vanguard
Index TR500
portfolio
(cost of
$5,364,531)            -          -          -          -  5,398,985         -         -        -           -        -   5,398,985

Putnam New
Opportunities
fund (cost of
$2,061,618)            -          -          -          -          - 2,044,410         -        -           -        -   2,044,410

Janus World-
wide fund
(cost of
$3,882,200)            -          -          -          -          -         - 3,754,430        -           -        -   3,754,430

Employee
loans
receivable             -          -          -          -          -         -         -  496,431           -        -     496,431

Moog Inc. Class
A common
stock (cost of
$3,778,994)            -          -          -          -          -         -         -        -   5,010,586        -   5,010,586

Moog Inc. Class
B common
stock (cost of
$6,836,598)            -          -          -          -          -         -         -        -  16,032,073  154,294  16,186,367

Guaranteed
investment
contracts (at
contract
value)        23,255,813          -          -          -          -         -         -        -           -        -  23,255,813
             -----------  --------- ---------- ----------  --------- --------- ---------  -------  ----------  ------- -----------
 Total
 investments  23,255,813 28,681,458 10,688,616 13,863,710  5,398,985 2,044,410 3,754,430  496,431  21,042,659  154,294 109,380,806






Accrued
investment
income               504          -          -        282          -         -         -        -       1,215        -       2,001

Cash             131,917          -          -     84,376          -         -         -        -     369,585        -     585,878
             -----------  --------- ---------- ----------  --------- --------- ---------  -------  ----------  ------- -----------
              23,388,234 28,681,458 10,688,616 13,948,368  5,398,985 2,044,410 3,754,430  496,431  21,413,459  154,294 109,968,685


Liabilities

Note payable
(note 4)               -          -          -          -          -         -         -        -           -   74,432      78,432
             -----------  --------- ---------- ----------  --------- --------- ---------  -------  ----------  ------- -----------
Net assets
available
for benefits $23,388,234 28,681,458 10,688,616 13,948,368  5,398,985 2,044,410 3,754,430  496,431  21,413,459   75,862 109,890,253


See accompanying notes to financial statements.




                                                            MOOG INC. SAVINGS
                                                        AND STOCK OWNERSHIP PLAN

                                             Statement of Net Assets Available for Benefits
                                                          with Fund Information

                                                           September 30, 1997


                                         Savings Component                                           Stock Ownership Component
    --------------------------------------------------------------------------------------          ----------------------------
                                                 Allied
         Fixed     Money     Common              Signal
         interest  market    stock    Balanced   stock     Index     Growth    Global     Loan                 Unallo-
         fund      fund      fund     fund       fund      fund      fund      fund       fund     Allocated   cated     Total
         --------  -------   ------   --------   -------   ------    -------   -------    ------   ---------   -------   ------
Invest-
ments
(note 3):
At
fair
value:

Marine
Midland
Bank
collec-
tive
trust
fund  $        - 3,469,137          -         -          -         -         -         -        -          -         -   3,469,137

Vanguard
Windsor
fund
(cost of
$25,805,422)   -         - 36,689,991         -          -         -         -         -        -          -         -  36,689,991




Fidelity
Puritan
fund (cost
of
$7,440,765)    -         -          - 8,763,257          -         -         -         -        -          -         -   8,763,257

Allied
Signal,
Inc.
common
stock
(cost of
$8,524,845)    -         -          -         - 17,718,505         -         -         -        -          -         -  17,718,505

Vanguard
Index
TR 500
portfolio
(cost of
$1,097,525)    -         -          -         -          - 1,239,489         -         -        -          -         -   1,239,489

Putnam
New
Opportu-
nities
fund
(cost of
$907,493)      -         -          -         -          -         - 1,093,348         -        -          -         -   1,093,348

Janus
World-
wide
fund
(cost of
$1,768,372)    -         -          -         -          -         -         - 2,000,129        -          -         -   2,000,129

Employee
loans
receivable     -         -          -         -          -         -         -         -  154,387          -         -     154,387





Moog Inc.
Class A
common
stock
(cost of
$2,465,420)    -         -          -         -          -         -         -         -        -  5,901,141         -   5,901,141

Moog Inc.
Class B
common
stock
(cost of
$6,876,247)    -         -          -         -          -         -         -         -        - 18,333,393 1,724,736  20,058,129

Guaranteed
investment
contracts
(at contract
value)17,842,865         -          -         -          -         -         -         -        -          -         -  17,842,865
      ---------- --------- ---------- --------- ---------- --------- --------- --------- -------- ---------- --------- -----------
Total
invest-
ments 17,842,865 3,469,137 36,689,991 8,763,257 17,718,505 1,239,489 1,093,348 2,000,129  154,387 24,234,534 1,724,736 114,930,378

Accrued
Invest-
ment
income         6    15,521         95        10        208         3         2         3        -         18         -      15,866

Cash           -         -     45,922     8,516      5,513         -         -         -        -     14,187        46      74,184

      ---------- --------- ---------- --------- ---------- --------- --------- --------- -------- ---------- --------- -----------
Total
assets17,842,871 3,484,658 36,736,008 8,771,783 17,724,226 1,239,492 1,093,350 2,000,132  154,387 24,248,739 1,724,782 115,020,428










Liabilities

Note
payable
(note 4)       -         -          -         -          -         -         -         -        -          - 1,046,454   1,046,454
      ---------- --------- ---------- --------- ---------- --------- --------- --------- -------- ---------- --------- -----------
Net
assets
available
for
bene-
fits $17,842,871 3,484,658 36,736,008 8,771,783 17,724,226 1,239,492 1,093,350 2,000,132  154,387 24,248,739   678,328 113,973,974
     =========== ========= ========== ========= ========== ========= ========= =========  ======= ==========   ======= ===========

See accompanying notes to financial statements.




                                                            MOOG INC. SAVINGS
                                                        AND STOCK OWNERSHIP PLAN

                                        Statement of Changes in Net Assets Available for Benefits
                                                          with Fund Information

                                                      Year Ended September 30, 1998


                                         Savings Component                                           Stock Ownership Component
    --------------------------------------------------------------------------------------          ----------------------------
                                                     Allied
         Fixed     Money     Common              Signal
         interest  market    stock    Balanced   stock     Index     Growth    Global     Loan                 Unallo-
         fund      fund      fund     fund       fund      fund      fund      fund       fund     Allocated   cated     Total
         --------  -------   ------   --------   -------   ------    -------   -------    ------   ---------   -------   ------
Employee
contribu-
tions $1,194,304   176,047  3,050,197   988,790         -   868,356   473,352   764,385         - 2,058,288         -   9,573,719

Employer
contri-
butions        -         -          -         -         -         -         -         -         -         -   282,578     282,578

Roll-
over
contri-
butions
(note
1(a))      1,958     1,511    173,414    40,030       348   163,933   159,348   103,399         -    32,578         -     676,519
       _________   _______  _________  ________     _____  ________   _______   _______    ______  ________   _______   _________
Total
Contribu-
tions  1,196,262   177,558  3,223,611 1,028,820       348 1,032,289   632,700   867,784         - 2,090,866   282,578  10,532,816






Net
invest-
ment
income
(loss)
includ-
ing
unreal-
ized
appre-
ciation
depre-
ciation)
ofinvest-
ments  1,220,597   126,045 (4,959,953)  516,618(2,642,411)  (32,296) (161,939) (176,806)      740(5,378,042)   (8,767)(11,496,214)
      ----------   -------  ---------  -------- ---------    ------   -------   -------       --- ---------   -------  ----------
       2,416,859   303,603 (1,736,342)1,545,438(2,642,063)  999,993   470,761   690,978       740(3,287,176)  273,811    (963,398)

Dist-
ribu-
tions   (614,298) (106,331)  (937,806)  (61,719) (793,681)  (41,072)  (51,335)  (68,267)        -  (428,568)        -  (3,103,077)
Inter-
est
ex-
pense          -         -          -         -         -         -         -         -         -         -   (17,246)    (17,246)

Trans-
fers
among
funds
and
loan
repay-
ments  3,742,802(3,681,930)(5,380,402)  433,114  (340,114)3,200,572   531,634 1,131,587   341,304   880,464  (859,031)          -
       --------- ---------  --------- ---------   ------- --------- --------- ---------   ------- ---------   -------  ----------









In
crease
(de-
crease)
in net
assets
avail-
able
for
bene-
fits   5,545,363(3,484,658)(8,054,550)1,916,833(3,775,858)4,159,493   951,060 1,754,298   342,044(2,835,280) (602,466) (4,083,721)

Net
assets
avail-
able for
Benefits
Begin-
ning of
year  17,842,871 3,484,658 36,736,008 8,771,783 17,724,226 1,239,492 1,093,350 2,000,132 154,387 24,248,739  678,328   113,973,974
      ---------- --------- ---------- --------- ---------- --------- --------- --------- ------- ----------  -------   -----------
End
of
year $23,388,234         - 28,681,458 10,688,616 13,948,368 5,398,985 2,044,410 3,754,430 496,431 21,413,459  75,862   109,890,253
      ========== ========= ========== ========== ========== ========= ========= ========= ======= ==========  ======   ===========









                                                            MOOG INC. SAVINGS
                                                        AND STOCK OWNERSHIP PLAN

                                         Statement of Changes Net Assets Available for Benefits
                                                          with Fund Information

                                                           September 30, 1997

                                         Savings Component                                           Stock Ownership Component
    --------------------------------------------------------------------------------------          ----------------------------
                                                 Allied
         Fixed     Money     Common              Signal
         interest  market    stock    Balanced   stock     Index     Growth    Global     Loan                 Unallo-
         fund      fund      fund     fund       fund      fund      fund      fund       fund     Allocated   cated     Total
         --------  -------   ------   --------   -------   ------    -------   -------    ------   ---------   -------   ------
Employee
contri-
bu-
tions$ 1,147,247   301,935  2,974,540   916,262          -   135,327   119,590   178,425        -  1,559,304         -   7,332,630
Employer
contri-
bu-
tions          -         -          -         -          -         -         -         -        -          -    32,689     312,689
Rollover
contri-
butions
(note
1(a))    642,125    37,931    928,086   405,041          -   220,834   189,330   264,755        -     76,744         -   2,764,846
     ----------- --------- ---------- --------- ---------- --------- --------- --------- -------- ---------- --------- -----------
Total
contri-
butions
and
trans-
fers   1,789,372   339,866  3,902,626 1,321,303          -   356,161   308,920   443,180        -  1,636,048   312,689  10,410,165
     ----------- --------- ---------- --------- ---------- --------- --------- --------- -------- ---------- --------- -----------





Investment
income:
Inter-
est    1,146,226   193,312        462       230      3,490        25        74        29   17,601        514         4   1,361,967
Divi-
dends        778         -    667,976   274,034    218,594     7,425         -         -        -          -         -   1,168,807
Net
appli-
cable
in fair
value of
invest-
ments,
including
realized
gains and
losses         -         -  9,653,745 1,528,798  4,143,353   147,709   185,854   231,757        -  9,916,409   739,420  26,551,045
     ----------- --------- ---------- --------- ---------- --------- --------- --------- -------- ---------- --------- -----------
Net
invest-
ment
income 1,147,004   193,312 10,322,183 1,803,062  4,369,437   155,159   185,928   231,786   17,601  9,916,923   739,424  29,081,819
     ----------- --------- ---------- --------- ---------- --------- --------- --------- -------- ---------- --------- -----------
Total
addi-
tions  2,936,376   533,178 14,224,809 3,124,365  4,369,437   511,159   494,848   674,966   17,601 11,552,971 1,052,113  34,491,984

Distribu-
tions (1,239,348) (232,888)(1,205,371) (130,892)(1,391,856)  (42,440)        -    (2,821)       -   (860,515)        -  (5,106,131)
Interest
expense        -         -          -         -          -         -         -         -        -          -   (32,069)    (32,069)
Transfers
among
funds and
loan
repay-
ments   (502,652) (446,281)  (520,526) (498,074)  (556,038)  770,612   598,502 1,327,987 (205,789)   676,656  (644,397)          -
     ----------- --------- ---------- --------- ---------- --------- --------- --------- -------- ---------- --------- -----------






Increase
(decrease)
in net
assets
available
for
bene-
fits   1,194,376  (145,991)12,498,912 2,495,399  2,421,543 1,239,492 1,093,350 2,000,132 (188,188)11,369,112   375,647  34,353,784

Net
assets
available
for
benefits:
Beginning
of
year  16,648,495 3,630,649 24,237,096 6,276,384 15,302,683         -         -         -  342,575 12,879,627   302,681  79,620,190
     ----------- --------- ---------- --------- ---------- --------- --------- --------- -------- ---------- --------- -----------
End of
year $17,842,871 3,484,658 36,736,008 8,771,783 17,724,226 1,239,492 1,093,350 2,000,132  154,387 24,248,739   678,328 113,973,974
     =========== ========= ========== ========= ========== ========= ========= =========  ======= ==========   ======= ===========





MOOG INC. SAVINGS
AND STOCK OWNERSHIP PLAN

Notes to Financial Statements

September 30, 1998 and 1997


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

          On February 3, 1998, the Company acquired the net assets of Schaeffer Magnetics, Inc. (SMI). Pursuant to the terms of the acquisition agreement, the employees of SMI (the SMI Participants) became eligible to participate in the Plan as of that date and were given credit for their past service for the purpose of Plan eligibility.

          On October 26, 1996, the Company acquired the assets and assumed certain liabilities of the industrial hydraulic servocontrols business of International Motion Control Inc. (IMC). Pursuant to the terms of the acquisition agreement, the employees of IMC (the IMC Participants) became eligible to participate in the Plan as of that date and were given credit for their past service for the purpose of Plan eligibility.

          During the plan year ended September 30, 1997, the majority of the IMC Participants rolled over their IMC
          Plan accounts into the Plan. The allocation of these funds within the Plan was directed by the IMC
          Participants.

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

          The Company also contributes in cash an amount sufficient to service the stock ownership component's note payable
          (note 4).

     (d)  Participant Accounts

          A separate account is maintained for each Plan participant. Participant accounts are maintained in units and the change in participant account value is based on the daily fluctuation of unit value of the underlying investment fund. Dividend and interest income is allocated based on the number of units each participant owns on the entitlement date. Participants' accounts are fully and immediately vested. Participants may transfer all or part of their accounts among investment options on a daily basis except for certain restrictions on funds transferred from the Stock Ownership Component.

     (e)  Distributions

          Subject to certain limitations, a participant may withdraw all or part of his or her account balance upon attainment of age 59 1/2. Distribution of a participant's account balance is also permitted in the event of death, disability, termination of employment or immediate financial hardship, as defined. Distributions are made in cash except for the Company Match and AlliedSignal Inc. (Allied) stock which can be distributed in cash or shares.

     (f)  Participant Loans

          Effective August 10, 1998, participant loans are permitted. Loans are limited to the lesser of $50,000 or one-half of the participant's account balance with a minimum loan of $1,000, payable over a term not to exceed five years. Interest is charged at a rate established by the Plan. In addition, the Plan accepted the loans outstanding from participants integrated into the Plan in July 1994 as part of the acquisition of certain product lines of Allied. Those loans are being repaid in accordance with their original terms.

     (g)  Administrative Expenses

          Costs of administering the Plan are borne by the Company.

(2)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          The financial statements are presented on the accrual basis of accounting.

     (b)  Investments

          Investments in mutual funds, Allied and Company stock are reported at fair value determined by reference to quoted market prices. Purchases and sales of securities are reported on a "trade date" basis.

          The guaranteed insurance contracts of the fixed interest fund are fully benefit-responsive and is therefore reported at contract value which approximates fair value and which represents the cost of the underlying investment contracts plus interest.

          Effective June 1998, the Money Market Fund was eliminated from the Plan.

     (c)  Use of Estimates

          In preparing the financial statements, the Plan administrator is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of changes in net assets during the reporting period. Actual results could differ from those estimates.

     (d)  Loan Fund

          Loan transactions are treated as a transfer between the investment funds and the loan fund. Interest income on outstanding loan balances is credited to the loan fund on an accrual basis with subsequent receipt of such amounts treated as transfers to the investment funds. Loans outstanding at the time of full participant account distributions are reflected as distributions.

(3)  Investments

          Marine Midland Bank is the Plan trustee. A description of the Plan assets follows:

     Savings Component

     (a) Fixed Interest Fund - Guaranteed investment contracts with insurance companies providing for interest at fixed rates. At September 30, 1998 and 1997, the Fund is comprised of the following contacts:

                                        1998           1997
                                        ____           ____

John Hancock Group Annuity Contract,
5.6% guaranteed investment contract
maturing in December 1998             $ 3,260,319    3,454,749

Metropolitan Life, 6.3% guaranteed
investment contract maturing in
December 1999                           7,377,768    6,892,996

CNA Life Insurance Co., 6.3%
guaranteed investment  contract
maturing in December 2000               8,041,515    7,495,120

Travelers Insurance, 6.2% guaranteed
insurance contract maturing in
December 2000                           4,576,211         -
                                      ___________   __________

                                      $23,255,813   17,842,865
                                      ===========   ==========

     (b)  Common Stock Fund - 1,913,373 and 1,769,898 shares at
          September 30, 1998 and 1997, respectively, of the Vanguard Windsor Fund, a professionally managed, diversified common equity mutual fund.

     (c)  Balanced Fund - 589,554 and 448,478 shares at September
          30, 1998 and 1997, respectively, of the Fidelity Puritan Fund, a professionally managed, diversified mutual fund with a balanced investment portfolio.

     (d) AlliedSignal Stock Fund - 391,907 and 416,906 shares at September 30, 1998 and 1997, respectively, of Allied common stock. This fund resulted from the transfer of assets related to the Allied acquisition and is not an ongoing investment option for Plan participants.

     (e)  Index Fund - 57,096 and 13,981 shares at September 30,
          1998 and 1997, respectively, of the Vanguard Index TR 500 Portfolio, a professionally managed, diversified stock index mutual fund.

     (f)  Growth Fund - 43,721 and 22,034 shares at September 30,
          1998 and 1997, respectively, of the Putnam New
          Opportunities Fund, a professionally managed, diversified mutual fund.

     (g)  Global Fund - 94,953 and 47,195 shares at September 30,
          1998 and 1997, respectively, of the Janus Worldwide Fund, a professionally managed, diversified mutual fund.

     (h)  Loan Fund - Loans outstanding from Plan participants
          (note 1).

     Stock Ownership Component

     (a) Moog Inc. Class A Common Stock - 173,149 and 147,991 shares at September 30, 1998 and 1997, respectively, allocated to participant accounts.

     (b)  Moog Inc. Class B Common Stock maintained as follows:

          (i) The trustee holds 502,967 and 470,087 allocated shares at September 30, 1998 and 1997, respectively.

          (ii) The trustee holds 4,839 and 44,224 unallocated shares at September 30, 1998 and 1997, respectively, for eventual allocation (note 4).

     The AlliedSignal, Moog Inc. Class A and Moog Inc. Class B common stock funds are reported to participants on a unitized basis. There were 1,750,109 units of the AlliedSignal stock fund, with a unit value of $7.97, 689,084 units of Moog Inc. Class A common stock with a unit value of $7.63, and 1,907,408 units of the Moog Inc. Class B common stock with a unit value of $8.47 at September 30, 1998.

     At September 30, 1998 the guaranteed investment contracts with Metropolitan Life and CNA Life Insurance Company, common stock, balanced, and AlliedSignal Stock funds each comprise more than 5% of the Plan's net assets available for benefits. The stock ownership component also comprises more than 5% of the Plan's net assets available for benefits.


     Investment Income

     Investment income includes interest of $1,309,379 and $1,361,967, dividends of $1,108,298 and $1,168,807, and net realized and unrealized gains (losses) of $(13,913,891) and $26,551,045 for the years ended September 30, 1998 and 1997, respectively.

(4)  Employee Stock Ownership Loan

     The Company may loan monies to the Plan for the purpose of acquiring Company common stock. The common stock acquired is used to provide shares for eventual allocation. Repayment of loans are funded by Company contributions based on a formula related to the number of shares allocated to participants annually and funds provided by employee contributions.

(5)  Federal Income Taxes

     The Plan has received a favorable determination letter dated April 8, 1996 from the Internal Revenue Service stating that the Plan qualifies under Section 401 of the Internal Revenue Code. Subsequent to this letter the Plan has been amended with the most recent amendment dated June 17, 1998. The Plan Administrator believes that these amendments will not adversely affect the qualified status of the Plan. Also, the Plan Administrator believes that the Plan has been operated in accordance with its terms and in conformance with applicable laws and regulations to maintain its tax qualified status. Accordingly, the financial statements do not make a provision for income taxes.

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

                                Schedule 1

                             MOOG INC. SAVINGS
                         AND STOCK OWNERSHIP PLAN

        Item 27a - Schedule of Assets Held for Investment Purposes
                            September 30, 1998
                                                               Fair or
                                                               contract
Identity of Issue            Description              Cost      value
_________________     ________________________    __________   __________
Fixed interest fund:  5.6% guaranteed investment
 John Hancock Group     contract maturing in
   Annuity Contract     December 1998             $ 3,260,319   3,260,319

Metropolitan Life     6.3% guaranteed investment
Guaranteed              contract maturing in
 Investment Contract    December 1999               7,377,768   7,377,768

CNA Insurance Co.     6.3% guaranteed investment
 Guaranteed Investment  contract maturing in
 Contract               December 2000               8,041,515   8,041,515

Travelers Insurance   6.2% guaranteed investment
Guaranteed              contract maturing in
 Investment Contract    December 2000               4,576,211   4,576,211
                                                   __________  __________
     Total fixed interest fund                     23,255,813  23,255,813


Common Stock Fund     1,913,373 shares of
                        Vanguard Windsor Fund      29,097,576  28,681,458

Balanced Fund         589,554 shares of Fidelity
                        Puritan Fund               10,213,505  10,688,616

Allied Signal, Inc.   391,907 common shares         8,193,928  13,863,710

Index Fund            57,096 shares of Vanguard
                        Index 500 Portfolio         5,364,531   5,398,985

Growth Fund           43,721 shares of Putnam
                        New Opportunities Fund      2,061,618   2,044,410

Global Fund           94,953 shares of Janus
                        Worldwide Fund              3,882,200   3,754,430

Loan Fund             Employee loans receivable
                        various maturity dates,
                        various interest              496,431     496,431

Moog Inc.*            173,149 Class A common
                        shares                      3,778,994   5,010,586

Moog Inc.*            507,806 Class B common
                        shares                      6,836,598  16,186,367
                                                  ___________  __________
     Total investments                            $93,181,194 109,380,806
*Person named is a party-in-interest.

                                                            Schedule 2

                                                         MOOG INC. SAVINGS
                                                     AND STOCK OWNERSHIP PLAN

                                           Item 27d - Schedule of Reportable Transaction
                                                        September 30, 1998
                                                                                                      Current value
                                                                        Expense                       of asset on
Identity of party                          Purchase      Selling     incurred with   Lease   Cost of  transaction   Net gain
   involved         Description of asset     price        price       transaction    rental   asset       date       (loss)
_________________   _____________________  ________      _______     _____________   ______  _______     _______    ________
CNA                 Guaranteed Investment
                      Contract            $ 8,041,515            -              -        -   8,041,515   8,041,515         -

CNA                 Guaranteed Investment
                      Contract                      -    7,442,607              -        -   7,442,607   7,442,607         -

Marine Midland      Short Term Investment
Bank*                 Fund                 24,742,083            -              -        -  24,742,083  24,742,083

Marine Midland      Short Term Investment
Bank*                 Fund                          -   27,730,757              -        -  27,730,757  27,730,757         -

Vanguard Windsor    Stock Mutual Fund
Fund                                        8,997,743            -              -        -   8,997,743   8,997,743         -

Vanguard Windsor    Stock Mutual Fund
Fund                                                -    6,378,953              -        -   6,430,848   6,430,848   (51,895)


*Party-in-interest.

