Form 10-Q
period 1999-03-31
MOOG INC
filed 1999-05-14
CIK 67887

------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999

                                        OR

   ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number:  1-5129

                                    MOOG INC.
             (Exact name of registrant as specified in its charter)

          New York State                       16-0757636
-------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. employer identification no.)
  incorporation or organization)

     East Aurora, New York                     14052-0018
-------------------------------------------------------------------------------
(Address of principal executive offices)      (Zip code)

               Telephone number including area code: (716) 652-2000

-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of each class of common stock as of May 7, 1999 were:

Class A Common Stock, $1.00 par value                     7,325,999 shares
Class B Common Stock, $1.00 par value                     1,612,956 shares

                                    MOOG INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS



                                                                    Page
PART I.  FINANCIAL INFORMATION

 Item 1.  Consolidated Condensed Balance Sheets
          March 31, 1999 and September 26, 1998                      3

          Consolidated Condensed Statements of Earnings
          Three and Six Months Ended March 31, 1999 and 1998         4

          Consolidated Condensed Statements of Cash Flows
          Six Months Ended March 31, 1999 and 1998                   5

          Notes to Consolidated Condensed Financial
          Statements                                                 6-11

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations              12-17

 Item 3.  Quantitative and Qualitative Disclosures about
          Market Risk                                                17


PART II. OTHER INFORMATION                                           18

SIGNATURES                                                           19

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                   MOOG INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                      Unaudited      Audited
                                                        As of         As of
                                                      March 31,   September 26,
                                                        1999          1998
                                                   ------------  -------------

ASSETS
CURRENT ASSETS
        Cash and cash equivalents                  $      9,909    $   11,625
        Receivables                                     192,120       182,228
        Inventories (note 2)                            150,642       121,784
        Deferred income taxes                            30,589        22,289
        Prepaid expenses and other current assets         6,322         9,151
                                                        -------       -------
                TOTAL CURRENT ASSETS                    389,582       347,077

PROPERTY, PLANT AND EQUIPMENT, net                      186,704       139,444
GOODWILL, net (note 3)                                  183,971        60,025
OTHER ASSETS                                             18,519        12,779
                                                        -------       -------

TOTAL ASSETS                                        $   778,776    $  559,325
                                                        =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
        Notes payable                               $     7,514    $      410
        Current installments of long-term
          debt (note 3)                                  20,376         5,505
        Accounts payable                                 29,487        25,648
        Accrued salaries, wages and commissions          37,845        36,338
        Contract loss reserves                           30,713        10,448
        Accrued interest                                 10,593         8,050
        Federal, state and foreign income taxes           9,821         6,838
        Other accrued liabilities                        25,744        17,746
        Customer advances                                 7,742         9,904
                                                        -------       -------
                TOTAL CURRENT LIABILITIES               179,835       120,887

LONG-TERM DEBT, excluding current installments
        Senior debt (note 3)                            223,110        79,699
        Senior subordinated notes                       120,000       120,000

OTHER LONG-TERM LIABILITIES                              56,866        47,731
                                                        -------       -------
                TOTAL LIABILITIES                       579,811       368,317
                                                        -------       -------


SHAREHOLDERS' EQUITY (note 4)
        Preferred stock                                     100           100
        Common stock                                     10,889        10,889
        Other shareholders' equity                      187,976       180,019
                                                        -------       -------

                TOTAL SHAREHOLDERS' EQUITY              198,965       191,008
                                                        -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   778,776     $ 559,325
                                                        =======       =======

See accompanying Notes to Consolidated Condensed Financial Statement

                                   MOOG INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)
                  (dollars in thousands except per share data)

                                                         Three Months Ended             Six Months Ended
                                                              March 31,                     March 31,
                                                         1999          1998            1999         1998
                                                       --------      ---------       --------     --------
NET SALES                                           $   161,909    $   134,511      $ 310,353    $ 260,629
OTHER INCOME                                                255            309            643          661
                                                       --------      ---------       --------     --------
                                                        162,164        134,820        310,996      261,290
                                                       --------      ---------       --------     --------
COSTS AND EXPENSES
        Cost of sales                                   110,631         93,987        213,304      183,097
        Research and development                          8,983          6,602         18,226       11,728
        Selling, general and administrative              25,700         21,477         48,457       41,395
        Interest                                          7,321          5,241         12,765       11,152
        Other expenses                                      585            344            774          738
                                                       --------      ---------       --------     --------
                                                        153,220        127,651        293,526      248,110
                                                       --------      ---------       --------     --------
EARNINGS BEFORE INCOME TAXES                              8,944          7,169         17,470       13,180

INCOME TAXES                                              2,950          2,511          5,849        4,615
                                                       --------      ---------       --------     --------
NET EARNINGS                                        $     5,994    $     4,658      $  11,621     $  8,565
                                                       ========      =========       ========      =======
EARNINGS PER SHARE (note 5)
        Basic                                       $       .67    $       .57      $    1.30 $       1.12
                                                       ========      =========       ========      =======
        Diluted                                     $       .66    $       .55      $    1.28 $       1.08
                                                       ========      =========       ========      =======
AVERAGE COMMON SHARES OUTSTANDING (note 5)
        Basic                                         8,933,419      8,226,538      8,929,770    7,648,005
                                                     ==========      =========      =========    =========
        Diluted                                       9,065,659      8,468,491      9,062,564    7,899,593
                                                     ==========      =========      =========    =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                   MOOG INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                               Six Months Ended
                                                                   March 31,
                                                                1999      1998
                                                             --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net earnings                                       $   11,621  $  8,565
        Adjustments to reconcile net earnings
        to net cash provided by operating activities:
                Depreciation and amortization                  14,652    10,816
                Other                                           5,697   (13,022)
                                                            ---------  ---------
                NET CASH PROVIDED BY OPERATING ACTIVITIES      31,970     6,359
                                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
        Acquisitions of businesses, net of cash
          acquired (note 3)                                  (171,710)  (20,983)
        Acquisition of minority interest (note 3)              (2,133)        -
        Purchase of property, plant and equipment             (13,474)  (11,344)
        Proceeds from sale of assets (note 8)                   2,631       239
        Other                                                      71       787
                                                            ---------  ---------
                NET CASH USED BY INVESTING ACTIVITIES        (184,615)  (31,301)
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
        Net proceeds from notes payable                         1,190     2,737
        Net proceeds from (repayments of) revolving
          lines of credit                                      78,700   (27,000)
        Proceeds from long-term debt                           75,351     3,325
        Payments on long-term debt                             (3,632)  (12,010)
        Proceeds from sale of common stock                          -    56,935
        Other                                                    (572)      457
                                                            ---------  ---------
                NET CASH PROVIDED BY FINANCING ACTIVITIES     151,037    24,444
                                                            ---------  ---------
Effect of exchange rate changes on cash                          (108)     (252)
                                                            ---------  ---------
DECREASE IN CASH AND CASH EQUIVALENTS                          (1,716)     (750)
Cash and cash equivalents at beginning of period               11,625     6,800
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $    9,909  $  6,050
                                                            =========  =========
CASH PAID FOR:
        Interest                                           $   10,022  $  9,813
        Income taxes                                            3,643     4,301

NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Leases capitalized, net of leases terminated       $       22  $    116
        Acquisitions of businesses:
                Fair value of assets acquired              $  222,191
                Cash paid                                     172,725
                                                            ---------
                        Liabilities assumed                $   49,466
                                                            =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                    MOOG INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)
                             (dollars in thousands)

1.       Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of March 31, 1999 and the results of its operations for the three and six months ended March 31, 1999 and 1998 and its cash flows for each of the six months ended March 31, 1999 and 1998. The results of operations for the three and six month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 26, 1998.

2.       Inventories

Inventories  are  stated  at the lower of cost or  market  using  the  first-in,
first-out  (FIFO)  method  of  valuation.   Inventories  are  comprised  of  the
following:
                                         March  31,             September 26,
                                            1999                     1998
                                         ----------             -------------
   Raw materials and purchased parts    $  48,568                  $ 37,404
   Work in process                         75,870                    64,385
   Finished goods                          26,204                    19,995
                                         --------                   -------
                                        $ 150,642                  $121,784
                                         ========                   =======
3.       Acquisitions

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

On November 30, 1998, the Company completed the acquisition from Raytheon Aircraft Company of all the outstanding common stock of Raytheon Aircraft Montek Company (Montek) for approximately $160,000 in cash. Montek, located in Salt Lake City, Utah, is a supplier of flight controls to the Boeing Commercial Airplane Group and to manufacturers of regional aircraft and business jets including the Raytheon Aircraft Company. Montek also produces steering controls for tactical missiles and servovalves for both industrial and aerospace applications. Based on a preliminary purchase price allocation, which is subject to finalization, intangible assets resulting from this acquisition are approximately $118,000 and will be amortized over 40 years. In connection with the preliminary allocation of the purchase price, the Company established a $3,000 reserve for severance and other related costs associated with expected involuntarily terminated employees. At March 31, 1999, the balance of the reserve was $2,700. During the second quarter, the Company incurred $300 in severance-related costs for initial workforce reductions. The Company has developed a formal plan for integrating the operations of Montek and will inform the impacted employees during the third quarter of fiscal 1999. Any change to the reserve as a result of the completion of the plan of integration will be reflected in the final purchase price allocation.

In connection with the acquisition of Montek, the Company refinanced its U.S. credit facilities. Effective November 30, 1998, the Company entered into a $340,000 Corporate Revolving and Term Loan Agreement (Credit Facility) with a banking group. The Credit Facility provides a $265,000 revolving facility and a $75,000 term loan with interest starting at LIBOR plus 200 basis points, with the spread adjusted based on leverage. The Credit Facility is for a five year period with quarterly principal payments on the term loan of $3,750 commencing in March 1999. The Credit Facility is secured by substantially all of the Company's U.S. assets. The loan agreement includes customary covenants for a transaction of this nature, including maintaining various financial ratios. The Credit Facility was used primarily to acquire Montek and to refinance approximately $72,000 of existing revolving credit facilities with the remaining balance available for future working capital requirements.

On December 3, 1998, the Company acquired a 66-2/3% shareholding in Microset Srl, an Italian designer and manufacturer of electronic controls for industrial machinery for $3,500 in cash.

Hydrolux SARL, Moog-Hydrolux and Microset Srl are referred to as the Acquired Industrial Businesses.

All of the Company's acquisitions are accounted for under the purchase method, and accordingly, the operating results for the acquired companies are included in the Consolidated Condensed Statements of Earnings from the dates of acquisition.

The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company, Montek and the Acquired Industrial Businesses for the three and six months ended March 31, 1999 and 1998 as if the acquisitions took place at the beginning of each period presented. The proforma consolidated results include the impact of certain adjustments, including amortization of intangibles and increased interest expense on acquisition debt, and related income tax effects.

                                     Three Months Ended      Six Months Ended
                                          March 31,                March 31,
                                       1999       1998         1999      1998
                                       ----       ----         ----      ----
 Net sales                         $161,909   $161,485     $328,081  $316,220
 Net earnings                         5,994      4,826       11,157     9,064
 Basic earnings per share              $.67       $.59        $1.25     $1.19
 Diluted earnings per share            $.66       $.57        $1.23     $1.15

The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

During the second quarter, the Company purchased the remaining 10% minority interest of Moog Japan Ltd. for $2.1 million. The impact of this acquisition on the Company's results of operations and financial condition is not significant.

4.       Shareholders' Equity

The changes in shareholders' equity for the six months ended March 31, 1999 are summarized as follows:


                                                            Number of Shares
                                                            ----------------

                                                                  Class A         Class B
                                                      Preferred   Common          Common
                                      Amount           Shares      Stock          Stock
                                    ----------        ---------   -------         -------
PREFERRED STOCK
Beginning and end of period        $       100         100,000
                                    ----------
COMMON STOCK
Beginning of period                     10,889                    8,427,141      2,461,982
Conversion of Class B to Class A             -                          237           (237)
                                    ----------                    ---------      ---------
End of period                           10,889                    8,427,378      2,461,745
                                    ----------                    ---------      ---------

ADDITIONAL PAID-IN CAPITAL
Beginning of period                    102,306
Issuance of Treasury shares at
 less than cost                           (151)
                                    ----------
End of period                          102,155
                                    ----------

RETAINED EARNINGS
Beginning of period                    107,681
Net earnings                            11,621
Preferred stock dividends                   (5)
                                     ---------
End of period                          119,297
                                     ---------

TREASURY STOCK
Beginning of Period                    (30,511)         (5,117)  (1,140,514)      (815,918)
Treasury stock issued                      532               -       35,954          2,857
Treasury stock purchased                  (950)        (11,112)      (8,819)       (20,428)
                                     ---------        --------    ---------       --------
End of period                          (30,929)        (16,229)  (1,113,379)      (833,489)
                                     ---------        --------    ---------       --------

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                        614
Foreign currency translation            (3,161)
                                      --------
End of period                           (2,547)
                                      --------

LOAN TO SAVINGS AND STOCK
 OWNERSHIP PLAN (SSOP)
Beginning of period                        (71)
Net change in loan to SSOP                  71
                                      --------
End of period                                -
                                      --------


                                      --------       ---------    ---------      ---------
TOTAL SHAREHOLDERS' EQUITY          $  198,965          83,771    7,313,999      1,628,256
                                     =========       =========    =========      =========

5.       Earnings Per Share

The number of shares and earnings used in the Company's basic and diluted earnings per share computations are as follows:



                                        Three Months Ended       Six Months Ended
                                        ------------------       ----------------
                                           March 31,                 March 31,
                                   1999                1998      1999           1998
                                   ----                ----      ----           ----
EARNINGS
Earnings available to common
  shareholders - Basic             $    5,992     $    4,656     $    11,616    $    8,560

Add: Preferred stock dividends              2              2               5             5
                                    ---------      ---------      ----------     ---------
Earnings available to common
  shareholders - Diluted           $    5,994     $    4,658     $    11,621    $    8,565
                                    =========      =========      ==========     =========

SHARES
Weighted-average shares
  outstanding - Basic               8,933,419      8,226,538       8,929,770     7,648,005
Stock options                         124,762        233,807         124,982       243,442
Convertible preferred stock             7,478          8,146           7,812         8,146
                                    ---------      ---------       ---------     ---------
Shares outstanding - Diluted        9,065,659      8,468,491       9,062,564     7,899,593
                                    =========      =========       =========     =========

BASIC EPS                          $      .67     $      .57      $     1.30    $     1.12
                                    =========      =========       =========     =========
DILUTED EPS                        $      .66     $      .55      $     1.28    $     1.08
                                    =========      =========       =========     =========




6.       Segment Information

Effective with the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's reportable segments under SFAS No. 131 are Aircraft Controls, Satellite and Launch Vehicle Controls and Industrial Controls. The operating results of the segments are reviewed regularly by the Chief Executive Officer of the Company. The determination of the Company's reportable segments was based on a combination of differences in products sold by each segment as well as the markets that are served.

The Aircraft Controls segment supplies technologically advanced flight controls, engine controls and servovalves or servoactuators to manufacturers of commercial and military aircraft. Aircraft Controls designs and manufactures primary and secondary flight controls and engine controls. Moog has supplied high performance servoactuators to move flight control surfaces on almost every U.S. military aircraft since the 1950's. The Company recently began initial production on the F/A-18E/F Super Hornet and the V-22 Osprey as well as delivery of flight and engine control actuation for the Joint Strike Fighter concept demonstrator aircraft. The Company supplies controls for Boeing's 737, 747, 757, 767 and 777 airplanes, Airbus's A310, A320, A330 and A340 airplanes, as well as for many regional and business aircraft.

The Satellite and Launch Vehicle Controls segment designs and manufactures motion, fluid and propellant controls and systems used to control the flight and positioning of satellites, positioning of solar panels and antennas, thrust of space launch vehicles, and steering of tactical and strategic missiles. Customers for the Company's products include Boeing, Hughes, Lockheed Martin and Loral Space. Significant programs include the Titan IV, Delta and Atlas Centaur launch vehicles and numerous satellite programs.

The Industrial Controls segment manufactures hydraulic and electric controls which are used in a wide variety of industrial applications requiring the precise control of position, velocity and force. Moog believes it is the world's market leader in industrial servovalves. Applications for hydraulic controls include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills and fatigue testing machinery. In the field of power generation, Moog is the leading servovalve supplier to GE and its licensees and to Siemens Westinghouse. Applications for electric controls include motion simulators, military ground vehicles, plastic injection and blow molding machines, material handling robots, carpet manufacturing and packaging equipment. Applications for electric controls range from the motion simulator on MCA-Universal's Spiderman theme park attraction to electric drives for Wegmann PzH 2000 howitzers.

Below are the revenues and operating profit by segment for the three and six months ended March 31, 1999 and 1998 and a reconciliation of segment operating profit to earnings before income taxes. Prior year information has been presented to conform to the new presentation of segment information.

                                   Three Months Ended           Six Months Ended
                                   ------------------           ----------------
                                March 31,    March 31,       March 31,      March 31,
                                  1999         1998            1999           1998
                                  ----         ----            ----           ----
Sales

Aircraft Controls             $  77,625      $   64,332     $  150,726     $  127,158
Satellite and Launch
 Vehicle Controls                30,080          23,110         52,849         43,601
Industrial Controls              54,204          47,069        106,778         89,870
                               --------       ---------      ---------      ---------
   Total Sales                $ 161,909      $  134,511     $  310,353     $  260,629
                               ========       =========      =========      =========
Operating Profit

Aircraft Controls             $   9,712      $    7,636     $   17,919     $   15,095
Satellite and Launch
 Vehicle Controls                 3,496           3,009          5,670          5,841
Industrial Controls               5,458           4,135         11,427          7,994
                               --------       ---------      ---------      ---------
   Total operating profit        18,666          14,780         35,016         28,930

Deductions from Operating Profit

Interest expense                  7,321           5,241         12,765         11,152
Corporate expenses                2,230           2,279          4,484          4,318
Currency loss                       171              91            297            280
                               --------       ---------      ---------      ---------

Earnings before Income Taxes  $   8,944      $    7,169     $   17,470     $   13,180
                               ========       =========      =========      =========

Total segment assets at March 31, 1999 were $757,728 compared to $543,489 at September 26, 1998. The increase is due primarily to the acquisition of Montek.

7.       Comprehensive Income

In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements. This standard also requires that companies report a total for comprehensive income in condensed financial statements of interim periods.

The only item of comprehensive income that is not included in net earnings is foreign currency translation. For the three months ended March 31, 1999 and 1998, comprehensive income was $1,214 and $3,891, respectively. For the six months ended March 31, 1999 and 1998, comprehensive income was $8,460 and $6,171, respectively.

8.       Sale of Assets

During the first quarter of fiscal 1999, the Company sold land and building totaling $2,600 that was acquired as part of the acquisition of Schaeffer Magnetics, Inc. in February 1998. There was no gain or loss on the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

[The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 26, 1998 and its Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.]

The Company

Moog Inc. is a leading worldwide designer and manufacturer of a broad range of high performance, precision motion and fluid control products and systems for aerospace and industrial markets.

Effective with the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's reportable segments under SFAS No. 131 are Aircraft Controls, Satellite and Launch Vehicle Controls and Industrial Controls. The operating results of the segments are reviewed regularly by the Chief Executive Officer of the Company. The determination of the Company's reportable segments was based on a combination of differences in products sold by each segment as well as the markets that are served.

The Aircraft Controls segment supplies technologically advanced flight controls, engine controls and servovalves or servoactuators to manufacturers of commercial and military aircraft. Aircraft Controls designs and manufactures primary and secondary flight controls and engine controls. Moog has supplied high performance servoactuators to move flight control surfaces on almost every U.S. military aircraft since the 1950's. The Company recently began initial production on the F/A-18E/F Super Hornet and the V-22 Osprey as well as delivery of flight and engine control actuation for the Joint Strike Fighter concept demonstrator aircraft. The Company supplies controls for Boeing's 737, 747, 757, 767 and 777 airplanes, Airbus's A310, A320, A330 and A340 airplanes, as well as for many regional and business aircraft.

The Satellite and Launch Vehicle Controls segment designs and manufactures motion, fluid and propellant controls and systems to control the flight and positioning of satellites, positioning of solar panels and antennas, thrust of space launch vehicles and steering tactical and strategic missiles. Customers for the Company's products include Boeing, Hughes, Lockheed Martin and Loral Space. Significant programs include the Titan IV, Delta and Atlas Centaur launch vehicles and numerous satellite programs.

The Industrial Controls segment manufactures hydraulic and electric controls, which are used in a wide variety of industrial applications requiring the precise control of position, velocity and force. Moog believes it is the world's market leader in industrial servovalves. Applications for hydraulic controls include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills, and fatigue testing machines. In the field of power generation, Moog is the leading servovalve supplier to GE and its licensees and to Siemens Westinghouse. Applications for electric controls include motion simulators, military ground vehicles, plastic injection and blow molding machines, material handling robots, carpet manufacturing and packaging equipment. Applications for electric controls range from the motion simulator on MCA-Universal's Spiderman theme park attraction to electric drives for Wegmann PzH 2000 howitzers.

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

Hydrolux SARL, Moog-Hydrolux and Microset Srl are referred to as the Acquired Industrial Businesses.

Results of Operations

Consolidated

Sales for the current quarter were $161.9 million, up 20% from $134.5 million in the same period of fiscal 1998. The previously mentioned acquisitions in the first quarter of fiscal 1999 added $30 million to consolidated sales in the current quarter, with Montek accounting for approximately three-quarters of the incremental sales. Sales year-to-date were $310.4 million, an increase of 19% from last year's sales of $260.6 million. The increase is due primarily to the current year acquisitions and the acquisition of Schaeffer Magnetics, Inc. (Schaeffer) in February 1998, which collectively added $48 million, with Montek adding $32 million.

Cost of sales as a percentage of sales was 68.3% in the current quarter versus 69.9% in the same quarter a year ago. On a six month basis, cost of sales was 68.7% in the current year versus 70.3% last year. The improvement is due primarily to better margins in Industrial Controls, reflecting a shift in sales to higher margin electric controls for military ground vehicles. To a lesser extent, margins improved due to higher aftermarket sales in Aircraft Controls and improving margins in the Asia Pacific.

Research and development expenses increased by $2.4 million to $9.0 million in the current quarter and by $6.5 million year-to-date to $18.2 million. The increase is due primarily to additional efforts related to the development of next generation flight controls and other activities within the Aircraft Controls segment. It is expected that costs associated with the next generation flight controls will trend downward during the remainder of the fiscal year with a shift of a portion of these efforts to cost of sales and selling, general and administrative expenses.

Selling, general and administrative (SG&A) expenses were $25.7 million, or 15.9% of net sales, in the current quarter as compared to $ 21.5 million, or 16.0% of net sales, in the same period a year ago. Year-to-date SG&A expenses were $48.5 million, or 15.6% of net sales, compared to $41.4 million, or 15.9% of net sales, in the same period last year. The increases in dollar terms are due primarily to the current year acquisitions and the February 1998 acquisition of Schaeffer.

Interest expense increased $2.1 million in the current quarter to $7.3 million and $1.6 million year-to-date to $12.8 million compared to a year ago due to higher average outstanding borrowings resulting from the indebtedness incurred to finance the first quarter acquisitions.

The Company's effective tax rate for the current quarter was 33% compared to 35% a year ago. The current quarter tax rate reflects higher foreign tax credit benefits resulting from distributions from the Company's German subsidiary.

Backlog at March 31, 1999 was $346.9 million compared to $311.0 million at March 31, 1998. The increase is due to the acquisition of Montek. Backlog consists only of that portion of firm orders for which sales are expected to be recognized over the next twelve months.

Segment Operating Review

                                                            Three Months Ended                  Six Months Ended
                                                                 March 31,                           March 31,
                                                          1999               1998             1999                1998
                                                       ------------       ------------     ------------       --------------

Sales

Aircraft Controls                                   $         77.6      $        64.3    $       150.7      $         127.1
Satellite and Launch Vehicle Controls                         30.1               23.1             52.9                 43.6
Industrial Controls                                           54.2               47.1            106.8                 89.9
                                                    ---------------     --------------   --------------     ----------------

              Total sales                           $        161.9      $       134.5    $       310.4      $         260.6
                                                    ---------------     --------------   --------------     ----------------

Operating Profit and Margins

Aircraft Controls                                   $          9.7      $         7.7    $        17.9      $          15.1
                                                              12.5%              11.9%            11.9%                11.9%
Satellite and Launch Vehicle Controls                          3.5                3.0              5.7                  5.8
                                                              11.6%              13.0%            10.7%                13.4%
Industrial Controls                                            5.5                4.1             11.4                  8.0
                                                              10.1%               8.8%            10.7%                 8.9%

                                                    ---------------    --------------   --------------      ----------------
              Total operating profit                $         18.7      $        14.8    $        35.0      $          28.9
                                                    --------------     --------------   --------------       ---------------
                                                              11.5%              11.0%            11.3%                11.1%

Aircraft Controls

Sales in the Aircraft Controls segment increased $13.3 million in the current quarter to $77.6 million as compared to $64.3 million in the same quarter a year ago. The increase is due to the previously mentioned acquisition of Montek, which added approximately $17 million in sales, mostly related to commercial aircraft. The incremental Montek sales were partially offset by anticipated declines in sales on the B-2 bomber program and existing Boeing OEM business. Sales year-to-date increased $23.6 million to $150.7 million as compared to $127.1 million for the first six months of fiscal 1998. The Montek acquisition contributed $25 million to year-to-date sales. Stronger military aftermarket sales, particularly F-18 spares provisioning and foreign military spares on F-16 hardware were more than offset by the declines in B-2 bomber sales and existing Boeing OEM business.

Operating margins for the Aircraft Controls segment were 12.5% in the second quarter of fiscal 1999 compared to 11.9% in the same period last year. Favorable margins associated with increased aftermarket sales, in part related to the Montek acquisition, helped offset approximately $2 million of additional costs incurred with respect to the development of next generation flight controls and other research and development activities. Operating margins for the first six months of fiscal 1999 were 11.9%, which is constant with fiscal 1998 margins. Stronger second quarter margins were more than offset by higher research and development expenses in the first quarter of fiscal 1998.

Satellite and Launch Vehicle Controls

Sales in the Satellite and Launch Vehicle Controls segment were $30.1 million in the second quarter of fiscal 1999, up $7.0 million from the same period a year ago. The acquisition of Montek added approximately $4 million of sales of tactical missile hardware. The remainder of the increase was due to increased sales related to the Titan IV launch vehicle program and thrust vector controls for the Delta family of launch vehicles. Sales year-to-date were $52.9 million compared to $43.6 million in fiscal 1998. Montek and Schaeffer collectively contributed approximately $9 million in incremental sales in fiscal 1999. These year-to-date increases, along with increased volume for the Titan IV and Delta launch vehicles, helped offset first quarter declines in satellite propulsion hardware.

Operating margins for the Satellite and Launch Vehicle Controls segment were 11.6% in the current quarter compared to 13.0% in the same period a year ago. On a year-to-date basis, operating margins were 10.7% compared to 13.4% in the prior year. The decrease in both periods is associated with unfavorable cost experience in the satellite controls product line resulting primarily from lower sales as delays in contract awards on new constellation programs continue.

Industrial Controls
Sales in the Industrial Controls segment increased $7.1 million to $54.2 million in the second quarter of fiscal 1999 from $47.1 million in the same quarter of last year. The first quarter acquisitions contributed $9 million to current year sales. The U.S. hydraulics business experienced some softening in the material test and steel industries resulting in a $1 million sales decline. Increased sales of electric drives for military ground vehicles of approximately $2 million on the strength of the European PzH 2000 howitzer program offset sales declines in entertainment simulators as the program related to the Spiderman attraction at Universal Studios is winding down. Sales for the first half of fiscal 1999 were $106.8 million compared to $89.9 million in the same period of fiscal 1998. Acquisitions accounted for $13 million of the year-to-date increase. The remainder of the increase is primarily due to increased sales of electric controls for military ground vehicles both in Europe and the U.S.

Operating margins for the Industrial Controls segment were 10.1% in the current quarter versus 8.8% in the same period a year ago. The contribution related to higher sales of electric controls for military ground vehicles, which more than offset losses experienced in the Acquired Industrial Businesses. Year-to-date, margins were 10.7% compared to 8.9% in fiscal 1998. The improvement is due to higher sales of electric controls for military ground vehicles and higher sales of hydraulic controls in Germany and improving margins in the Asia-Pacific, partially offset by losses associated with the Acquired Industrial Businesses.

Financial Condition and Liquidity

In connection with the acquisition of Montek, the Company refinanced its U.S. credit facilities. Effective November 30, 1998, the Company entered into a $340 million Corporate Revolving and Term Loan Agreement (Credit Facility) with a banking group. The Credit Facility provides a $265 million revolving facility and a $75 million term loan with interest starting at LIBOR plus 200 basis points, with the spread adjusted based on leverage. The Credit Facility is for a five year period with quarterly principal payments on the term loan of $3.75 million commencing in March 1999. The Credit Facility is secured by substantially all of the Company's U.S. assets. The loan agreement includes customary covenants for a transaction of this nature, including maintaining various financial ratios. The Credit Facility was used primarily to acquire Montek and to refinance approximately $72 million of existing revolving credit facilities with the remaining balance available for future working capital requirements.

Long-term senior debt increased $143.4 million during the first half of fiscal 1999 to $223.1 million at March 31, 1999. The percentage of long-term debt to capitalization increased to 63.2% from 51.1% at September 26, 1998. These increases are a direct result of financing the first quarter acquisitions, offset by the utilization of cash generated from current year operations to pay down borrowings on the Credit Facility.

At March 31, 1999, the Company had $124.8 million of unused borrowing capacity under short and long-term lines of credit, including $109 million from the Credit Facility.

Cash provided by operating activities was $32.0 million in the current quarter versus $6.4 million a year ago. The increase is due primarily to increased earnings and collection of receivables on certain mature military programs with progress payment terms in the first quarter of fiscal 1999.

Working capital at March 31, 1999 was $209.7 million compared to $226.2 million at September 26, 1998. Excluding the effects of the current quarter acquisitions and the related Credit Facility, working capital decreased $30 million. The majority of the decrease is due to lower receivables in the Aircraft Controls and Satellite and Launch Vehicle Controls segments. Cash generated through current year earnings and lower working capital levels was used in part to pay down revolver debt classified as non-current indebtedness.

Net property, plant and equipment increased $47.3 million to $186.7 million at March 31, 1999. The current year acquisitions added approximately $42 million to net property, plant and equipment.

Capital expenditures for the first half of fiscal 1999 were $13.5 million compared with depreciation and amortization of $14.7 million. Capital expenditures in the first half of fiscal 1998 were $11.5 million compared to depreciation and amortization of $10.8 million. Capital expenditures in 1999 are expected to be approximately $24 million.

The Company believes its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit, will continue to be sufficient to meet its operating needs.

Other

Year 2000
As the end of the century nears, there is widespread concern around the world that many existing computer programs that use only the last two digits to refer to a year will not properly recognize a year that begins with digits 20
instead  of  19.  If  not  corrected,   the  concern  is  that  many  computer
applications might fail, creating erroneous results or cause unanticipated system failures, among other problems.

The Company is continuing to upgrade and test those information technology (IT) systems and non-IT systems that have been identified as not being Year 2000 compliant. The most significant of these systems is the Company's Human Resource Information System for the U.S. operations. The Company has purchased a new system which is scheduled to be in place by mid-1999 and costs approximately $1 million, the majority of which will be capitalized. The business systems for Montek and the Acquired Industrial Businesses are being evaluated and tested and are not expected to require material Year 2000 compliance expenses. Upgrades and testing of other systems including business systems of certain international subsidiaries, product systems (i.e., CAD/CAM systems), personal computing, data entry, and communication hardware and software and systems associated with facilities management continues to occur. The Year 2000 costs associated with these activities is not expected to be material. Only a small portion of the Company's products contain embedded processors or depend upon date logic. The Company has identified these products, primarily in the Industrial Controls segment and has begun to upgrade or replace the software. The cost is not expected to be material. The Company also continues to evaluate responses from critical vendors regarding their Year 2000 readiness.

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

Market Risk Sensitive Instruments

In connection with the Montek acquisition and refinancing of the Company's U.S. credit facilities, the Company's borrowings under variable interest rate facilities has increased by $157 million to $231 million at March 31, 1999 from September 26, 1998. The Credit Facility under which the borrowings are outstanding has an interest rate of LIBOR plus 200 basis points. In order to provide for interest rate protection, the Company has entered into interest rate swap agreements for $80 million, effectively converting this amount into fixed rate debt at 7.05%. If LIBOR were to change by 10%, the impact on consolidated interest expense would be approximately $1 million annually.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by fiscal 2000. Under this standard, companies are required to carry all derivatives in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company is in the process of evaluating the impact this standard will have on its financial statements.

Outlook

The acquisitions in the first quarter of fiscal 1999 are expected to provide sales growth in each segment over the remainder of fiscal 1999 as compared to the same period in the prior year.

The Company is expecting growth in operating profit in fiscal 1999 in each segment due to improved product mix driven by higher aftermarket sales and the acquisition of Montek. The Company continues to integrate the acquired businesses in order to improve the Company's overall cost structures. Within the Satellites and Launch Vehicle Controls segment, the Company is reviewing its cost structure in response to continued delays in contract awards related to the large satellite constellation programs.

Cautionary Statement

Information included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number of risks and uncertainties, including but not limited to, contracting with various governments, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, successful integration of acquired businesses, the need for the Company to keep pace with technological developments and timely response to changes in customer needs, and other factors identified in the Company's Securities and Exchange Commission filings including the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 26, 1998 and its Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference to the information appearing under the caption Market Risk Sensitive Instruments in Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             PART II.  OTHER INFORMATION




Item 1.             Legal Proceedings.
                    ------------------
                           None.



Item 2.             Changes in Securities.
                    ----------------------
                           None.



Item 3.             Defaults Upon Senior Securities.
                    --------------------------------
                           None.



Item 4.             Submission of Matters to a Vote of Security Holders.
                    ----------------------------------------------------
                    a. The Company's Annual Meeting of Shareholders was held on February 10, 1999.

                    b.     At the Annual  Meeting,  the nominees to the Board of
                           Directors   were  elected   based  on  the  following
                           results:

                           Nominee                    For            Against
                           -------                    ---            -------
                           Class B
                              Joe C. Green        1,479,725          16,255

                           Class A
                              Robert T. Brady     6,423,714          69,944

                    c. KPMG LLP was ratified to continue as auditors based upon the following votes: Class A*: For, 647,433.3; Against, 1,016.8; Abstain, 915.7; Class B: For, 1,487,812; Against, 3,111; Abstain, 5,057.

                           * Each share of Class A Common Stock is entitled to a one-tenth vote per share on this proposal.


Item 5.             Other Information.
                    ------------------
                           None.



Item 6.             Exhibits and Reports on Form 8-K.
                    ---------------------------------
                    a.     Exhibits.
                           ---------
                           Exhibit 27 - Financial data schedule.

                    b.     Reports on Form 8-K.
                           --------------------
                           (i)               The Company  filed a report on Form
                                             8-K/A  dated   February   10,  1999
                                             reporting pursuant to item 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Moog Inc.
                                             -------------------
                                              (Registrant)


Date:         May 14, 1999       By        S/Robert R. Banta/S
                                           -----------------------
                                                  Robert R. Banta
                                                  Executive Vice President
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date:         May 14, 1999       By        S/Donald R. Fishback/S
                                           ------------------------
                                                  Donald R. Fishback
                                                  Controller
                                                  (Principal Accounting Officer)