Form 10-Q
period 1999-06-30
MOOG INC
filed 1999-08-16
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999

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

The number of shares outstanding of each class of common stock as of August 9, 1999 were:

Class A Common Stock, $1.00 par value               7,327,227 shares
Class B Common Stock, $1.00 par value               1,585,949 shares
___________________________________________________________________________

                            MOOG INC.
                  QUARTERLY REPORT ON FORM 10-Q

                        TABLE OF CONTENTS

                                                          Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Condensed Balance Sheets
               June 30, 1999 and September 26, 1998        3

               Consolidated Condensed Statements of
               Earnings Three and Nine Months Ended
               June 30, 1999 and 1998                      4

               Consolidated Condensed Statements of Cash
               Flows Nine Months Ended June 30, 1999 and
               1998                                        5

               Notes to Consolidated Condensed Financial
               Statements                                  6-11

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                  12-17

     Item 3.   Quantitative and Qualitative Disclosures
               about Market Risk                           17

PART II.  OTHER INFORMATION                                18

SIGNATURES                                                 19

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 MOOG INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                          (dollars in thousands)

                                                Unaudited       Audited
                                                  As of          As of
                                                 June 30,     September 26,
                                                   1999          1998
                                                _________    _____________
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $   8,922    $  11,625
  Receivables                                     203,027      182,228
  Inventories (note 2)                            150,852      121,784
  Deferred income taxes                            29,830       22,289
  Prepaid expenses and other current assets         5,008        9,151
                                                 ________     ________
     TOTAL CURRENT ASSETS                         397,639      347,077

PROPERTY, PLANT AND EQUIPMENT, net                186,699      139,444
GOODWILL, net (note 3)                            183,629       60,025
OTHER ASSETS                                       18,120       12,779
                                                 ________     ________
     TOTAL ASSETS                               $ 786,087    $ 559,325
                                                 ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                 $   7,481    $     410
  Current installments of long-term debt (note 3)  20,031        5,505
  Accounts payable                                 29,738       25,648
  Accrued salaries, wages and commissions          39,415       36,338
  Contract loss reserves                           26,356       10,448
  Accrued interest                                  8,437        8,050
  Federal, state and foreign income taxes           7,525        6,838
  Other accrued liabilities                        24,328       17,746
  Customer advances                                 6,611        9,904
                                                 ________     ________
     TOTAL CURRENT LIABILITIES                    169,922      120,887
LONG-TERM DEBT, excluding current installments
  Senior debt (note 3)                            236,534       79,699
  Senior subordinated notes                       120,000      120,000
OTHER LONG-TERM LIABILITIES                        56,973       47,731
                                                 ________     ________
     TOTAL LIABILITIES                            583,429      368,317
                                                 ________     ________
SHAREHOLDERS' EQUITY (note 4)
  Preferred stock                                     100          100
  Common stock                                     10,889       10,889
  Other shareholders' equity                      191,669      180,019
                                                 ________     ________
     TOTAL SHAREHOLDERS' EQUITY                   202,658      191,008
                                                 ________     ________
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 786,087    $ 559,325
                                                 ========     ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
               CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                (Unaudited)
               (dollars in thousands except per share data)

                             Three Months Ended        Nine Months Ended
                                  June 30,                  June 30,
                             1999         1998         1999         1998
                             ____         ____         ____         ____

NET SALES                 $  160,528   $  134,839   $  470,881   $  395,468
OTHER INCOME                     408          440        1,051        1,101
                           _________    _________    _________    _________
                             160,936      135,279      471,932      396,569
                           _________    _________    _________    _________
COSTS AND EXPENSES
  Cost of sales              109,633       94,001      322,937      277,098
  Research and development     7,722        6,857       25,948       18,585
  Selling, general and
    administrative            26,306       21,359       74,762       62,754
  Interest                     7,584        4,704       20,349       15,856
  Other expenses                 189          246          964          984
                           _________    _________    _________    _________
                             151,434      127,167      444,960      375,277
                           _________    _________    _________    _________
EARNINGS BEFORE INCOME
  TAXES                        9,502        8,112       26,972       21,292

INCOME TAXES                   3,180        2,839        9,029        7,454
                           _________    _________    _________    _________
NET EARNINGS              $    6,322   $    5,273   $   17,943   $   13,838
                           =========    =========    =========    =========
EARNINGS PER SHARE (note 5)
  Basic                   $      .71   $      .59   $     2.01   $     1.71
                           =========    =========    =========    =========
  Diluted                 $      .70   $      .58   $     1.98   $     1.66
                           =========    =========    =========    =========

AVERAGE COMMON SHARES OUTSTANDING (note 5)
  Basic                    8,933,995    8,898,886    8,931,184    8,064,966
                           =========    =========    =========    =========
  Diluted                  9,046,109    9,139,304    9,057,196    8,314,128
                           =========    =========    =========    =========

See accompanying Notes to Consolidated Condensed Financial  Statements.

                                 MOOG INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                          (dollars in thousands)
                                                      Nine Months Ended
                                                           June 30,
                                                       1999         1998
                                                       ____         ____
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                      $  17,943    $  13,838
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     Depreciation and amortization                     22,984       16,474
     Other                                            (16,276)     (22,172)
                                                     ________     ________
   NET CASH PROVIDED BY OPERATING ACTIVITIES           24,651        8,140
                                                     ________     ________
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of businesses, net of cash acquired
   (note 3)                                          (171,710)     (20,983)
  Acquisition of minority interest (note 3)            (2,133)           -
  Purchase of property, plant and equipment           (19,349)     (16,366)
  Proceeds from sale of assets (note 8)                 3,015          252
  Other                                                    71          547
                                                     ________     ________
  NET CASH USED BY INVESTING ACTIVITIES              (190,106)     (36,550)
                                                     ________     ________
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from notes payable                       1,549          449
  Net proceeds from (repayments of) revolving
   lines of credit                                     96,700       (2,000)
  Proceeds from long-term debt                         76,198        4,447
  Payments on long-term debt                           (9,249)     (33,275)
  Purchase of treasury shares                          (2,262)        (364)
  Proceeds from sale of common stock                        -       56,728
  Other                                                   370          751
                                                     ________     ________
  NET CASH PROVIDED BY FINANCING ACTIVITIES           163,306       26,736
                                                     ________     ________
Effect of exchange rate changes on cash                  (554)        (268)
                                                     ________     ________
DECREASE IN CASH AND CASH EQUIVALENTS                  (2,703)      (1,942)
Cash and cash equivalents at beginning of period       11,625        6,800
                                                     ________     ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   8,922    $   4,858
                                                     ========     ========
CASH PAID FOR:
  Interest                                          $  19,485    $  17,420
  Income taxes                                          7,934        9,079
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Leases capitalized, net of leases terminated      $      50    $     261
  Acquisitions of businesses:
    Fair value of assets acquired                   $ 222,976
    Net cash paid                                     171,710
                                                     ________
      Liabilities assumed                           $  51,266
                                                     ========
See accompanying Notes to Consolidated Condensed Financial Statements.

                                 MOOG INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED JUNE 30, 1999
                                (Unaudited)
                          (dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted account-ing principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of June 30, 1999 and the results of its operations for the three and nine months ended June 30, 1999 and 1998 and its cash flows for each of the nine months ended June 30, 1999 and 1998. The results of operations for the three and nine month periods ended
June 30, 1999 and 1998 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 26, 1998.

2.   Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. Inventories are comprised of the following:
                                           June 30,        September 26,
                                             1999              1998

     Raw materials and purchased parts     $  49,023       $  37,404
     Work in process                          77,091          64,385
     Finished goods                           24,738          19,995
                                            ________        ________
                                           $ 150,852       $ 121,784
                                            ________        ________
3.   Acquisitions

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

On November 30, 1998, the Company completed the acquisition from Raytheon Aircraft Company of all the outstanding common stock of Raytheon Aircraft Montek Company (Montek) for approximately $160,000 in cash. Montek, located in Salt Lake City, Utah, is a supplier of flight controls to the Boeing Commercial Airplane Group and to manufacturers of regional aircraft and business jets. Montek also produces steering controls for tactical missiles and servovalves for both industrial and aerospace applications. Based on a preliminary purchase price allocation, which is subject to finalization, intangible assets resulting from this acquisition are approximately $120,000 and will be amortized over 40 years. In connection with the preliminary allocation of the purchase price, the Company established a $3,800 reserve for severance and other related costs associated with expected involuntary termination of employees. The Company has developed a formal plan for integrating the operations of Montek and informed the impacted employees. The plan provides for the termination of 176 employees from various functional areas of Montek and is expected to be completed by May 2001. At June 30, 1999, the balance of the reserve was $3,220. Any change to the reserve as a result of the completion of the plan of integration will be reflected in the final purchase price allocation.

In connection with the acquisition of Montek, the Company refinanced its U.S. credit facilities. Effective November 30, 1998, the Company entered into a $340,000 Corporate Revolving and Term Loan Agreement (Credit
Facility) with a banking group.   The Credit Facility provides a $265,000
revolving facility and a $75,000 term loan with interest starting at LIBOR plus 200 basis points, with the spread adjusted based on leverage. The Credit Facility is for a five year period with quarterly principal payments on the term loan of $3,750 which commenced in March 1999. The Credit Facility is secured by substantially all of the Company's U.S. assets. The loan agreement includes customary covenants for a transaction of this nature, including maintaining various financial ratios. The Credit Facility was used primarily to acquire Montek and to refinance approxi-mately $72,000 of existing revolving credit facilities with the remaining balance available for future working capital requirements.

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

The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company, Montek and the Acquired Industrial Businesses for the three and nine months ended June 30, 1999 and 1998 as if the acquisitions took place at the beginning of each period presented. The proforma consolidated results include the impact of certain adjustments, including amortization of intangibles and increased interest expense on acquisition debt, and related income tax effects.

                              Three Months Ended       Nine Months Ended
                                   June 30,                 June 30,
                                1999         1998        1999       1998

     Net sales                $160,528     $164,992    $488,609   $481,212
     Net earnings                6,322        4,773      17,479     13,836
     Basic earnings per share     $.71         $.54       $1.96      $1.71
     Diluted earnings per share   $.70         $.52       $1.93      $1.66

The proforma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

During the second quarter of fiscal 1999, the Company purchased the remaining 10% minority interest of Moog Japan Ltd. for $2.1 million. The impact of this acquisition on the Company's results of operations and financial condition is not significant.

4.   Shareholders' Equity

The changes in shareholders' equity for the nine months ended June 30, 1999 are summarized as follows:
                                                 Number of Shares
                                                 ________________
                                                      Class A    Class B
                                          Preferred   Common     Common
                                 Amount   Shares      Stock      Stock
                                 ______   _________   _____      _____
PREFERRED STOCK
Beginning and end of period      $   100  100,000
                                  ______
COMMON STOCK
Beginning of period               10,889              8,427,141  2,461,982
Conversion of Class B to
  Class A                              -                    304       (304)
                                  ______              _________  _________
End of Period                     10,889              8,427,445  2,461,678
                                 _______              _________  _________
ADDITIONAL PAID-IN CAPITAL
Beginning of period              102,306
Issuance of Treasury shares at
  less than cost                    (199)
                                 _______
End of period                    102,107
                                 _______
RETAINED EARNINGS
Beginning of period              107,681
Net earnings                      17,943
Preferrred stock dividends            (7)
                                 _______
End of period                    125,617
                                 _______
TREASURY STOCK
Beginning of period              (30,511)  (5,117)   (1,140,514)  (815,918)
Treasury stock issued                676        -        47,954      2,857
Treasury stock purchased          (2,363) (11,112)      (12,819)   (55,268)
                                 _______   ______     _________    _______
End of period                    (32,198) (16,229)   (1,105,379)  (868,329)
                                 _______   ______     _________    _______

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period                  614
Foreign currency translation      (4,471)
                                 _______
End of period                     (3,857)
                                 _______
LOAN TO SAVINGS AND STOCK
  OWNERSHIP PLAN (SSOP)
Beginning of period                  (71)
Net change in loan to SSOP            71
                                 _______
End of period                          -
                                 _______
TOTAL SHAREHOLDERS' EQUITY       _______   ______     _________  _________
                               $ 202,658   83,771     7,322,066  1,593,349
                                 =======   ======     =========  =========

5.  Earnings Per Share

The number of shares and earnings used in the Company's basic and diluted earnings per share computations are as follows:
                                             Three Months Ended       Nine Months Ended
                                             __________________       _________________
                                                  June 30,                 June 30,
                                             1999         1998         1999        1998
                                             ____         ____         ____        ____
EARNINGS
Earnings available to common
  shareholders-Basic                         $    6,320   $    5,271   $   17,936  $   13,831

Add: Preferred stock dividends                        2            2            7           7
                                              _________    _________    _________   _________
Earnings available to common
  shareholders-Diluted                       $    6,322   $    5,273   $   17,943  $   13,838
                                              =========    =========    =========   =========
SHARES
Weighted-average shares
  outstanding-Basic                           8,933,995    8,898,886    8,931,184   8,064,966
Stock options                                   104,636      232,272      118,200     241,016
Convertible preferred stock                       7,478        8,146        7,812       8,146
                                              _________    _________    _________   _________
Shares Outstanding-Diluted                    9,046,109    9,139,304    9,057,196   8,314,128
                                              =========    =========    =========   =========
BASIC EPS                                    $      .71   $      .59   $     2.01  $     1.71
                                              =========    =========    =========   =========
DILUTED EPS                                  $      .70   $      .58   $     1.98  $     1.66
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

The Satellite and Launch Vehicle Controls segment designs and manufactures motion, fluid and propellant controls and systems used to control the flight and positioning of satellites, positioning of solar panels and antennas, thrust of space launch vehicles, and steering of tactical and strategic missiles. Customers for the Company's products include Boeing, Raytheon, Alliant, Lockheed Martin and DaimlerChrysler. Significant programs include the Titan IV and Delta launch vehicles, National Missile Defense and numerous satellite programs.

The Industrial Controls segment manufactures hydraulic and electric controls which are used in a wide variety of industrial applications requiring the precise control of position, velocity and force. Moog believes it is the world's market leader in industrial servovalves. Applications for hydraulic controls include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills and fatigue testing machinery. In the field of power generation, Moog is the leading servovalve supplier to GE and its licensees and to Siemens Westinghouse. Applications for electric controls include motion simulators, military ground vehicles, plastic injection and blow molding machines, material handling robots, carpet manufacturing and packaging equipment. Applications for electric controls range from the motion simulator on MCA-Universal's Spiderman theme park attraction to electric drive systems for gun and turret positioning and ammunition-loading on military ground vehicles.

Below are the revenues and operating profit by segment for the three and nine months ended June 30, 1999 and 1998 and a reconciliation of segment operating profit to earnings before income taxes. Prior year information has been presented to conform to the new presentation of segment information.

                                             Three Months Ended             Nine Months Ended
                                             June 30,    June 30,          June 30,    June 30,
                                                1999        1998              1999        1998
                                             _______     _______           _______     _______
Sales

Aircraft Controls                            $  75,772    $  60,592        $  226,498   $  187,750
Satellite and Launch Vehicle Controls           28,837       25,427            81,686       69,028
Industrial Controls                             55,919       48,820           162,697      138,690
                                              ________     ________         _________    _________
     Total sales                             $ 160,528    $ 134,839        $  470,881   $  395,468
                                              ========     ========         =========    =========
Operating Profits

Aircraft Controls                            $   9,597    $   6,791        $   27,516   $  21,885
Satellite and Launch Vehicle Controls            3,481        1,981             9,149       7,822
Industrial Controls                              5,972        6,524            17,399      14,516
                                              ________     ________         _________    ________
     Total operating profit                     19,050       15,296            54,064      44,223

Deductions from Operating Profit

     Interest expenses                           7,584        4,704            20,349      15,856
     Corporate expenses                          2,089        2,412             6,643       6,886
     Other                                        (125)          68               100         189
                                              ________     ________         _________    ________

Earnings before Income Taxes                 $   9,502     $  8,112        $   26,972   $  21,292
                                              ========      =======         =========    ========

Total segment assets at June 30, 1999 were $758,145 compared to $543,489 at September 26, 1998.  The increase is due primarily to the acquisition of Montek.



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

The only item of comprehensive income that is not included in net earnings is foreign currency translation. For the three months ended June 30, 1999 and 1998, comprehensive income was $5,012 and $3,940, respectively.
For the nine months ended June 30, 1999 and 1998, comprehensive income was $13,472 and $10,111, respectively.

8.   Sale of Assets

During the first quarter of fiscal 1999, the Company sold land and building totaling $2,600 that was acquired as part of the acquisition of Schaeffer Magnetics, Inc. in February 1998. There was no gain or loss on the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

[The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 26, 1998 and its Quarterly Reports on Form 10-Q for the quarters ended December 31, 1998 and March 31, 1999.]

The Company
Moog Inc. is a leading worldwide designer and manufacturer of a broad range of high performance, precision motion and fluid control products and systems for aerospace and industrial markets.

Effective with the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company's reportable segments under SFAS No. 131 are Aircraft Controls, Satellite and Launch Vehicle Controls and Industrial Controls. The operating results of the segments are reviewed regularly by the Chief Executive Officer of the Company. The determination of the Company's reportable segments was based on a combination of differences in products sold by each segment as well as the markets that are served.
See Note 6 of the Notes to Consolidated Condensed Financial Statements for a description of each segment.

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

On November 30, 1998, the Company completed the acquisition from Raytheon Aircraft Company of all the outstanding common stock of Raytheon Aircraft Montek Company (Montek) for approximately $160 million in cash. Montek, located in Salt Lake City, Utah, is a supplier of flight controls to the Boeing Commercial Airplane Group and to manufacturers of regional aircraft and business jets. Montek also produces steering controls for tactical missiles and servovalves for both industrial and aerospace applications.

On December 3, 1998, the Company acquired a 66-2/3% shareholding in Microset Srl, an Italian designer and manufacturer of electronic controls for industrial machinery for $3.5 million in cash.

Hydrolux SARL, Moog-Hydrolux and Microset Srl are referred to as the Acquired Industrial Businesses.

Results of Operations

Consolidated
Sales for the current quarter were $160.5 million, up 19% from $134.8 million in the same period of fiscal 1998. The previously mentioned acquisitions in the first quarter of fiscal 1999 added $29 million to consolidated sales in the current quarter, with Montek accounting for approximately three-quarters of the incremental sales. Sales year-to-date were $470.9 million, an increase of 19% from last year's sales of $395.5 million. The increase is due primarily to the current year acquisitions and the acquisition of Schaeffer Magnetics, Inc. (Schaeffer) in February 1998, which collectively added $77 million, with Montek adding $54 million.

Cost of sales as a percentage of sales was 68.3% in the current quarter versus 69.7% in the same quarter a year ago. The improvement is due to a favorable mix of sales in the current quarter resulting from a greater share of aftermarket sales in Aircraft Controls, in large part due to the Montek acquisition, and a greater proportion of work on higher margin launch vehicle and tactical missile production programs. The Acquired Industrial Businesses and the satellite controls business increased cost of sales by approximately 1.3 percentage points and was offset by lower employee fringe benefit costs. On a nine month basis, cost of sales was 68.6% in the current year versus 70.1% last year. The improvement is due primarily to a shift in product mix to higher margin aftermarket sales in Aircraft Controls and electric controls for military ground vehicles. Research and development (R&D) expenses increased by $.9 million in the current quarter to $7.7 million. The first quarter acquisitions accounted for half of the increase while the remainder is primarily due to increased efforts in the U.S. industrial hydraulics business. For the first nine months of fiscal 1999, R&D expenses increased $7.4 million to $25.9 million. Approximately 70% of the increase relates to the Company's existing aircraft business, the majority of which pertains to additional efforts related to the development of next generation flight controls. The first quarter acquisitions added approximately $1 million to year-to date R&D expenses.

Selling, general and administrative (SG&A) expenses were $26.3 million, or 16.4% of net sales, in the current quarter as compared to $21.4 million, or 15.8% of net sales, in the same period a year ago. Year-to-date SG&A expenses were $74.8 million, or 15.9% of net sales, compared to $62.8 million, or 15.9% of net sales, in the same period last year. The majority of the increases in dollar terms are due to the current year acquisitions and the February 1998 acquisition of Schaeffer.

Interest expense increased $2.9 million in the current quarter to $7.6 million and $4.5 million year-to-date to $20.3 million compared to a year ago due to higher average outstanding borrowings resulting from the indebtedness incurred to finance the first quarter acquisitions.

The Company's effective tax rate for the current quarter and first nine months of fiscal 1999 was 33.5% compared to 35% a year ago. The current year tax rate reflects higher foreign tax credit benefits resulting from distributions from the Company's German subsidiary.

Backlog at June 30, 1999 was $346.5 million compared to $312.9 million at June 30, 1998. The increase is due to the acquisition of Montek. Backlog consists only of that portion of firm orders for which sales are expected to be recognized over the next twelve months.

Segment Operating Review

                              Three Months Ended        Nine Months Ended
                                   June 30,                  June 30,
                              1999           1998       1999       1998
                              ____           ____       ____       ____
Sales

Aircraft Controls             $  75.8        $  60.6    $ 226.5    $ 187.8
Satellite and Launch Vehicle
  Controls                       28.8           25.4       81.7       69.0
Industrial Controls              55.9           48.8      162.7      138.7
                               ______         ______     ______     ______
     Total sales              $ 160.5        $ 134.8    $ 470.9    $ 395.5
                               ______         ______     ______     ______

Operating Profit and Margins

Aircraft Controls             $   9.6        $   6.8    $  27.5    $  21.9
                                 12.7%          11.2%      12.1%      11.7%
Satellite and Launch Vehicle
  Controls                        3.5            2.0        9.1        7.8
                                 12.1%           7.8%      11.2%      11.3%
Industrial Controls               6.0            6.5       17.4       14.5
                                 10.7%          13.4%      10.7%      10.5%
                               ______         ______     ______     ______
     Total operating profit   $  19.1        $  15.3    $  54.1    $  44.2
                               ______         ______     ______     ______
                                 11.9%          11.4%      11.5%      11.2%

Aircraft Controls
Sales in the Aircraft Controls segment increased $15.2 million in the current quarter to $75.8 million as compared to same quarter a year ago. The increase is due to the previously mentioned acquisition of Montek, which added approximately $18 million in sales, mostly related to controls for commercial airplanes. The incremental Montek sales were partially offset by anticipated declines in sales on the B-2 bomber program, as it nears completion, and existing Boeing OEM business. Aftermarket sales, which typically carry higher margins than sales to OEMs, represented approximately 36% of Aircraft Controls sales in the current quarter compared to 26% last year. Sales year-to-date increased $38.7 million to $226.5 million as compared to $187.8 million for the first nine months of fiscal 1998. The Montek acquisition contributed $43 million to year-to-date sales of which 80% related to commercial airplanes. Stronger military aftermarket sales, particularly F-15 and F-18 spares and test equipment, were more than offset by the declines in B-2 bomber sales and existing Boeing OEM business. Aftermarket sales year-to-date represented 35% of sales compared to 23% in the prior year.

Operating margins for the Aircraft Controls segment were 12.7% in the third quarter of fiscal 1999 compared to 11.2% in the same period last year.
The main reason for the margin increase is the increased percentage of aftermarket sales primarily in the Company's commercial airplane product
line.   The growth in aftermarket sales was experienced in the Company's core operations and also reflects the composition of Montek's book of business. Within the military business, the shift from high margin B-2 and F-15 programs nearing completion to lower margin initial production programs such as the V-22 Osprey and F/A-18E/F programs continues. Operating margins for the first nine months of fiscal 1999 were 12.1% compared with 11.7% in fiscal 1998. Margin improvement resulting from the above mentioned factors was tempered by $5 million in higher research and development expenses in fiscal 1999, the majority of which related to the development of next generation flight controls.

Satellite and Launch Vehicle Controls
Sales in the Satellite and Launch Vehicle Controls segment were $28.8 million in the third quarter of fiscal 1999, up $3.4 million from the same period a year ago. The acquisition of Montek added approximately $2 million of sales related to hardware for the Hellfire and TOW tactical missiles. Sales of controls for launch vehicles increased approximately $4 million on the strength of the Titan IV launch vehicle program and controls for the Delta family of launch vehicles. These increases were offset by lower sales of satellite controls, in particular motion control devices for solar panels and antennas, due to delays of contract awards related to the large satellite constellation programs. Sales year-to-date were $81.7 million compared to $69.0 million in fiscal 1998. Montek contributed approximately $7 million in incremental sales in fiscal 1999 related to tactical missile hardware. Year-to-date increases in sales of controls for launch vehicles of approximately $7 million helped offset declines in satellite propulsion hardware.

Operating margins for the Satellite and Launch Vehicle Controls segment were 12.1% in the current quarter compared to 7.8% in the same period a
year ago.   Prior year margins were affected by charges related to negative cost experience on a fixed-price development contract for the Atlas Centaur launch vehicle program. Current quarter margins reflect production on higher margin launch vehicle and tactical missile programs, partially offset by depressed operating performance within the satellite controls product line resulting from lower sales. On a year-to-date basis, operating margins were 11.2% compared to 11.3% in the prior year.

Industrial Controls
Sales in the Industrial Controls segment increased $7.1 million to $55.9 million in the third quarter of fiscal 1999 from $48.8 million in the same quarter of last year. The first quarter acquisitions contributed $9
million.   Sales were up in the turbine controls market, however they were more than offset by lesser demand for hydraulic controls in the steel and material test markets. Sales for the first nine months of fiscal 1999 were $162.7 million compared to $138.7 million in the same period of fiscal 1998. Acquisitions accounted for $22 million of the year-to-date increase. The remainder of the increase is primarily due to increased sales of electric controls for military ground vehicles.

Operating margins for the Industrial Controls segment were 10.7% in the
current quarter versus 13.4% in the same period a year ago.   The decrease
is due to operating losses associated with the Acquired Industrial Businesses primarily reflecting a temporary slowdown in demand in the injection molding industry. Year-to-date, margins were 10.7% compared to
10.5% in fiscal 1998.   The improvement is due to higher sales of electric
controls for military ground vehicles and industrial hydraulic controls in Europe, improving margins in the Asian-Pacific, offset by losses associated with the Acquired Industrial Businesses.

Financial Condition and Liquidity

In connection with the acquisition of Montek, the Company refinanced its U.S. credit facilities. Effective November 30, 1998, the Company entered into a $340 million Corporate Revolving and Term Loan Agreement (Credit
Facility) with a banking group.   The Credit Facility provides a $265
million revolving facility and a $75 million term loan with interest starting at LIBOR plus 200 basis points, with the spread adjusted based on leverage. The Credit Facility is for a five year period with quarterly principal payments on the term loan of $3.75 million, which commenced in March 1999. The Credit Facility is secured by substantially all of the Company's U.S. assets. The loan agreement includes customary covenants for a transaction of this nature, including maintaining various financial ratios. The Credit Facility was used primarily to acquire Montek and to refinance approximately $72 million of existing revolving credit facilities with the remaining balance available for future working capital requirements.

Long-term senior debt increased $156.8 million during the first nine months of fiscal 1999 to $236.5 million at June 30, 1999. The percentage of long-term debt to capitalization increased to 63.8% from 51.1% at September 26, 1998. These increases are a direct result of financing the first quarter acquisitions and providing initial working capital to the acquired businesses.

At June 30, 1999, the Company had $105 million of unused borrowing capacity under short and long-term lines of credit, including $91 million from the Credit Facility.

Cash provided by operating activities was $24.7 million in the current year versus $ 8.1 million a year ago. The increase is due primarily to increased earnings and collection of receivables on certain mature military programs with progress payment terms.

Working capital at June 30, 1999 was $227.7 million compared to $226.2 million at September 26, 1998. Excluding the effects of the current year acquisitions and the related Credit Facility, working capital decreased $16 million. The majority of the decrease is due to lower receivables in the Aircraft Controls and Satellite and Launch Vehicle Controls segments.

Net property, plant and equipment increased $47.3 million to $186.7 million at June 30, 1999. The current year acquisitions added approximately $43 million to net property, plant and equipment.

Capital expenditures for the first nine months of fiscal 1999 were $19.4 million compared with depreciation and amortization of $23.0 million. Capital expenditures for the first nine months of fiscal 1998 were $16.6 million compared to depreciation and amortization of $16.5 million. Capital expenditures in 1999 are expected to be approximately $24 million.

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

The Company is continuing to upgrade and test those information technology
(IT) systems and non-IT systems that have been identified as not being Year 2000 compliant. The most significant of these systems is the Company's Human Resource Information System for the U.S. operations. The Company has purchased a new system which is scheduled to be in place by October 1999 and costs approximately $1 million, the majority of which will be
capitalized.   The business systems for Montek and the Acquired Industrial
Businesses are being evaluated and tested and are not expected to require material Year 2000 compliance expenses. Upgrades and testing of other systems including business systems of certain international subsidiaries, product systems (i.e., CAD/CAM systems), personal computing, data entry, and communication hardware and software and systems associated with facilities management continues to occur. The Year 2000 costs associated with these activities is not expected to be material. Only a small portion of the Company's products contain embedded processors or depend upon date logic. The Company has identified these products, primarily in the Industrial Controls segment and has begun to upgrade or replace the software. The cost is not expected to be material. The Company also continues to evaluate responses from critical vendors regarding their Year 2000 readiness.

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

Market Risk Sensitive Instruments
In connection with the Montek acquisition and refinancing of the Company's U.S. credit facilities, the Company's borrowings under variable interest rate facilities has increased by $171 million to $245 million at June 30, 1999 from September 26, 1998. The Credit Facility under which the borrowings are outstanding has an interest rate of LIBOR plus 200 basis
points.   In order to provide for interest rate protection, the Company has entered into interest rate swap agreements for $80 million, effectively converting this amount into fixed rate debt at 7.05%. If LIBOR were to change by 10%, the impact on consolidated interest expense would be approximately $1 million annually.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by fiscal 2001. Under this standard, companies are required to carry all derivatives in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company is in the process of evaluating the impact this standard will have on its financial statements.

Outlook

The acquisitions in the first quarter of fiscal 1999 are expected to provide continued sales growth, particularly in Aircraft Controls and Industrial Controls, over the remainder of fiscal 1999 as compared to the same period in the prior year. Modest growth in consolidated sales is expected for fiscal 2000.

The Company is expecting growth in operating profit in fiscal 1999 in each segment due to improved product mix driven by higher aftermarket sales and the acquisition of Montek. The Company also believes that steady growth in operating profit will be achieved in fiscal 2000. Given the forecast for modest sales growth, improved operating earnings will be achieved through cost reduction efforts. The Company's focus in the near-term is to concentrate on improving the cost structures of the businesses acquired in the current year and the satellite controls product line, in particular, motion control devices for solar panels and antennas. The Company will also focus on its core operations to ensure their cost structures are at sufficient levels to support the forecasted level of sales while allowing for earnings growth.

Cautionary Statement

Information included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number of risks and uncertainties, including but not limited to, contracting with various governments, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, successful integration of acquired businesses, the need for the Company to keep pace with technological developments and timely response to changes in customer needs, and other factors identified in the Company's Securities and Exchange Commission filings including the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 26, 1998 and its Quarterly Reports on Form 10-Q for the quarters ended December 31, 1998 and March 31,1999.

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

                                        Moog Inc.
                                        __________________________
                                        (Registrant)

Date:     August 16, 1999               By  S/Robert R. Banta/S
                                             Robert R. Banta
                                             Executive Vice President
                                             Chief Financial Officer
                                             (Principal Financial Officer)

Date:     August 16, 1999               By  S/Donald R. Fishback/S
                                             Donald R. Fishback
                                             Controller
                                             (Principal Accounting Officer)