Form 10-K
period 1999-09-25
MOOG INC
filed 1999-12-21
CIK 67887

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

     (Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 25, 1999
                         OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to ______________ to _____________
Commission file number 1-5129
                 __________________________________________
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on December 8, 1999 was approximately $177 million.

The number of shares of Common Stock outstanding as of the close of business on December 8, 1999 was:
Class A: 7,335,602; Class B: 1,580,813.

The Documents listed below have been incorporated by reference into this Annual Report on Form 10-K:
     (1) Specific sections of the Annual Report to Shareholders for the fiscal year ended September 25, 1999 (the "1999 Annual Report")
     (2) Specific sections of the January 2000 Proxy Statement to Shareholders (the "2000 Proxy")

_________________________________________________________________
                            MOOG INC.
                         FORM 10-K INDEX
_________________________________________________________________

PART I                                                 PAGE
     Item 1 -  Business                                22-23
     Item 2 -  Properties                                 23
     Item 3 -  Legal Proceedings                          23
     Item 4 -  Submission of Matters to a                 23
               Vote of Security Holders

PART II

     Item 5 -  Market for the Registrant's                23
               Common Equity and Related
               Stockholder Matters
     Item 6 -  Selected Financial Data                 23-24
     Item 7 -  Management's Discussion and                25
               Analysis of Financial Condition
               and Results of Operations
     Item 7A-  Quantitative and Qualitative               30
               Disclosures About Market Risk
     Item 8 -  Financial Statements and                   31
               Supplementary Data
     Item 9 -  Changes in and Disagreements with          44
               Accountants on Accounting and
               Financial Disclosure

PART III

     Item 10-  Directors and Executive Officers        44-45
               of the Registrant
     Item 11 - Executive Compensation                     46
     Item 12 - Security Ownership                         46
               of Certain Beneficial
               Owners and Management
     Item 13 - Certain Relationships and                  46
               Related Transactions

PART IV

     Item 14 - Exhibits, Financial Statement           46-48
               Schedules, and Reports
               on Form 8-K

CAUTIONARY STATEMENT

     Information included or incorporated by reference which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number of risks and uncertainties, including but not limited to, contracting with various governments, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, successful integration of acquired businesses, the need for the Company to keep pace with technological developments and timely response to changes in customer needs and other factors identified in the Company's Securities and Exchange Commission filings.


PART I

     The Registrant, Moog Inc., a New York corporation formed in
1951, is referred to in this Annual Report on Form 10-K as "Moog," "the Company" or in the nominative "we" or the possessive
"our."


ITEM 1. BUSINESS.

     Certain information required herein is contained in part in the 1999 Annual Report, specific pages of which are referred to in parentheses.

DESCRIPTION OF THE COMPANY'S BUSINESS. (See pages 2 through 20.)

     DISTRIBUTION. Moog's sales and marketing organization is comprised of individuals possessing highly specialized technical expertise. Such expertise is required in order to effectively evaluate the customer's precision control requirements and to facilitate communication between the customer and Moog's engineering staff. Manufacturers' representatives are used to cover certain aerospace and selected industrial markets.

     INDUSTRY AND COMPETITIVE CONDITIONS. The Company experiences considerable competition in each of its three operating groups.
However, the Company is the only precision motion control specialist which competes globally in all markets and all drive technologies.

     Many of its competitors have greater financial and other resources than the Company. In Aircraft Controls, the Company's principal competitors include Parker Hannifin Corporation, Curtiss-Wright Corp., HR Textron, a subsidiary of Textron, Inc. ("HR Textron") and Teijin Seiki Limited. In Satellite and Launch Vehicle Controls, the Company's principal competitors are Honeywell and HR Textron. In Industrial Controls, competitors include Robert Bosch AG, Mannesmann Rexroth AG, Barber-Colman Company, Siemens AG and Indramat GmbH.

     Competition in each operating group is based upon design capability, product performance and life, service, price and delivery time. In certain cases technological considerations predominate over price considerations, while in others price considerations are paramount. The Company believes it competes effectively on all of these bases.

     BACKLOG. Substantially all backlog will be realized as sales in the next twelve months. The information required herein is incorporated by reference to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 26.

     RAW MATERIALS. Materials, supplies and components are purchased from numerous suppliers. The loss of any one supplier would not materially affect the Company's operations.

     WORKING CAPITAL. The information required herein is incorporated by reference to the discussion on inventories in
Note 1 of Item 8 on page 35.

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

     RESEARCH ACTIVITIES. Research and product development activity has been and continues to be significant to the Company.
The information required herein is incorporated by reference to
Item 6, Selected Financial Data, on page 24.

     EMPLOYEES. The information required herein is incorporated by reference to Item 6, Selected Financial Data, on page 24.

     SEGMENT FINANCIAL INFORMATION. The information required herein is incorporated by reference to Note 10 of Item 8 on pages
42 and 43.

     CUSTOMERS. The information required herein is incorporated by reference to pages 2 through 20, 25 and 42. In aggregate, the Company markets its products to a wide variety of customers. The Boeing Company represented approximately 20% of consolidated sales in 1999, including sales to the Boeing Commercial Airplane Group representing 12% of fiscal 1999 sales. Sales to U.S. Government prime- or sub-contractors, including military sales to Boeing, represented approximately 30% of sales. Sales to these customers are made principally from Aircraft Controls, and Satellite and Launch Vehicle Controls. The concentration of customers varies between operating groups. In Aircraft Controls, as well as Satellite and Launch Vehicle Controls, a few customers provide the majority of revenues, while in Industrial Controls revenues are spread over a more diverse customer base.

     INTERNATIONAL OPERATIONS. Operations outside the United States are conducted through various foreign companies in which the Company's ownership interest ranges from majority to complete control. The Company's international operations are located predominantly in Europe and the Asian-Pacific region. (See pages 2 through 20, 43 and 47.) The Company's international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental foreign investment restrictions, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.

     ENVIRONMENTAL MATTERS. See page 43.


ITEM 2. PROPERTIES.

     The Company occupies approximately 2.0 million square feet of space (1.3 million owned, 602,000 through operating leases and 54,000 through a capital lease) in the United States and countries throughout the world, distributed as follows:

                                             Square Feet
                                             ___________
     Aircraft Controls                         965,000
     Satellite and Launch Vehicle Controls     291,000
     Industrial Controls                       622,000
     Corporate Headquarters                    146,000
                                             _________
     Total                                   2,024,000

     Aircraft Controls' principal manufacturing and assembly facilities are located in East Aurora, New York, Torrance, California, Salt Lake City, Utah and the Philippines. Approximately 285,000 square feet were obtained in connection with the acquisition of Raytheon Aircraft Montek Company in November 1998.

     Satellite and Launch Vehicle Controls' primary manufacturing and assembly facility is located in East Aurora, New York.

     Industrial Controls' principal manufacturing facilities are located in East Aurora, New York, Germany, Luxembourg and Japan.

     The Company's headquarters are located in East Aurora, New
York.

     The Company believes that its properties have been adequately maintained and are generally in good condition. The Company believes that its existing facilities will provide sufficient production capacity for its needs in the foreseeable future. Operating leases expire at varying times from December 1999 through November 2013. Upon the expiration of its current leases, the Company believes that it will be able to either secure renewal terms or enter into leases for alternative locations or market terms.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     Dividend restrictions are detailed in Note 6 on page 37 of
Item 8. Other information required herein is incorporated by reference to pages 24, 48 and 50.


ITEM 6. SELECTED FINANCIAL DATA - NOTES AND DISCUSSION.

     Refer to the table on the following page for the Selected
Financial Data for the five year fiscal period 1995 - 1999. For a more detailed discussion of 1997 through 1999 refer to Management's Discussion and Analysis of Financial Condition and
Results of Operations on pages 25 through 30 and Notes to Consolidated Financial Statements on pages 35 through 43.

ITEM 6. SELECTED FINANCIAL DATA.
(dollars in thousands except per share data)
FISCAL YEARS                  1999(1)        1998(2)        1997(3)        1996           1995
_______________________________________________________________________________________________
RESULTS FROM OPERATIONS
  Net sales              $  630,034     $  536,612     $  455,929     $  407,237     $  374,284
  Earnings before
    extraordinary loss   $   24,431     $   19,268     $   13,606     $   11,219     $    7,761
  Net earnings           $   24,431     $   19,268     $   13,606     $   10,709     $    7,761
  Per share
    Earnings before
      extraordinary loss
      Basic              $     2.74     $     2.33     $     1.95     $     1.51     $     1.00
      Diluted            $     2.70     $     2.26     $     1.88     $     1.47     $      .99
  Net earnings
      Basic              $     2.74     $     2.33     $     1.95     $     1.44     $     1.00
      Diluted            $     2.70     $     2.26     $     1.88     $     1.40     $      .99
________________________________________________________________________________________________
FINANCIAL POSITION
Total assets             $  798,476     $  559,325     $  490,563     $  449,558     $  424,957
Working capital             224,967        226,190        187,521        187,971        166,985
Indebtedness - senior       256,110         85,614        118,245         91,262        170,361
     - senior subordinated  120,000        120,000        120,000        120,000         19,400
Shareholders' equity        211,770        191,008        114,191        104,743        108,636
Shareholders' equity per
  common share outstanding    23.77          21.38          16.18          15.01          14.06
________________________________________________________________________________________________
SUPPLEMENTAL FINANCIAL DATA
Capital expenditures     $   26,439     $   22,688     $   13,713     $   10,885     $   10,232
Depreciation and
  amortization               30,602         22,665         21,267         19,632         19,675
R&D - Company funded         33,306         27,487         17,798         17,303         15,783
    - customer funded        14,367         15,440         14,071         24,411         21,603
Backlog                     336,857        314,253        280,364        243,310        237,941
________________________________________________________________________________________________
ADDITIONAL DATA
Number of employees           4,699          4,073          3,657          3,229          3,003
Number of shareholders
     - Class A                1,520          1,610          1,722          1,904          2,114
     - Class B                  713            751            810            898            966
________________________________________________________________________________________________

RATIOS
Net return on sales            3.9%           3.6%           3.0%           2.6%          2.1%
Return on shareholders'
  equity                      12.1%          12.6%          12.4%          10.0%          7.4%
Current ratio                 2.24           2.87           2.75           2.89           2.76
Debt to shareholders'
  equity                      1.78           1.08           2.09           2.02           1.75
Long-term senior debt
  to capitalization(4)        40.9%          20.4%          30.3%          25.6%          55.5%
Long-term debt to
  capitalization(4)           62.3%          51.1%          66.0%          65.3%          61.8%
__________________________________________________________________________________________
(1)  Includes the effects of the fiscal 1999 acquisitions of Montek and the Acquired Industrial
     Businesses and the related financing. See Notes 2 and 6 to the Consolidated Financial
     Statements.
(2)  Includes the effects of the Class A common stock offering completed in February 1998. See Note
     9 to the Consolidated Financial Statements.
(3)  Includes the effects of the October 1996 acquisition of the industrial hydraulic servocontrols business of International Motion Control Inc.
(4)  Capitalization is equal to total long-term debt, excluding current maturities, and shareholders' equity.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Moog Inc. is a leading worldwide designer and manufacturer of a broad range of high performance precision motion and fluid control products and systems for aerospace and industrial markets. The Company is organized into three operating groups.

     Aircraft Controls designs and produces technologically advanced flight and engine controls for manufacturers of commercial and military aircraft. Moog has supplied high performance servoactuators to move flight control surfaces on almost every U.S. military aircraft since the 1950's. The Company recently began initial production on the F/A-18E/F Super Hornet, the V-22 Osprey and Japanese F-2, as well as delivery of flight and engine control actuation for the Joint Strike Fighter concept demonstrator aircraft. The Company supplies controls to Boeing for its 7-series commercial airplanes as well as to Airbus, Raytheon, Lockheed Martin and Bombardier, among others.

     Satellite and Launch Vehicle Controls designs and manufactures motion, fluid and propellant controls and systems to control the flight, positioning or thrust of satellites, solar panels and antennae, launch vehicles and tactical and strategic missiles. Customers for the Company's products include Alliant, Lockheed Martin, DaimlerChrysler, Raytheon and Boeing. Significant programs include the Titan IV and Delta family of launch vehicles, National Missile Defense and numerous satellite programs.

     Industrial Controls manufactures hydraulic and electric controls used in a wide variety of industrial applications requiring the precise control of position, velocity and force. Moog believes it is the world's market leader in industrial servovalves. Applications for hydraulic controls include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills and fatigue testing machines. In the field of power generation, Moog is the leading servovalve supplier to GE and its licensees and to Siemens Westinghouse. Applications for electric controls range from the motion simulators on MCA-Universal's Spiderman theme park attraction and electric drive systems for gun and turret positioning and ammunition-loading on military ground vehicles to controls for plastic injection and blow molding machines.

     On October 30, 1998, the Company acquired a 75% shareholding of Hydrolux SARL, a Luxembourg manufacturer and designer of hydraulic power control systems for industrial machinery from Paul Wurth SARL. As part of the transaction, the Company increased its ownership to 75% of Moog-Hydrolux Hydraulic Systems, Inc. (Moog-Hydrolux), a joint venture the Company formed in fiscal 1996 with Hydrolux SARL to serve the North American market. The Company previously owned 50% of Moog-Hydrolux. After the transaction, Paul Wurth SARL owns the remaining 25% minority interest in Hydrolux SARL and Moog-Hydrolux. The purchase price was $8.2 million in cash, plus the assumption of $6.4 million of debt.

     On November 30, 1998, the Company completed the acquisition from Raytheon Aircraft Company of all the outstanding common stock of Raytheon Aircraft Montek Company (Montek) for approximately $160 million in cash. Montek, located in Salt Lake City, Utah, supplies flight controls to the Boeing Commercial Airplane Group and manufacturers of regional and business jets. Montek also produces steering controls for tactical missiles and servovalves for both industrial and aerospace applications.

     On December 3, 1998, the Company acquired a 66-2/3% shareholding in Microset Srl, an Italian manufacturer and designer of electronic controls for industrial machinery for $3.5 million in cash.

     Hydrolux SARL, Moog-Hydrolux and Microset Srl are referred to as the Acquired Industrial Businesses.

     Effective with the first quarter of 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, `Disclosures about Segments of an Enterprise and Related Information,' which requires financial information to be reported on the basis that is used by management for evaluating segment performance and deciding how to allocate resources to segments. The Company's reportable segments under SFAS No. 131 are Aircraft Controls, Satellite and Launch Vehicle Controls and Industrial Controls. The determination of the Company's reportable segments was based on an analysis of the organizational structure of the Company and its products, as well as markets served. Prior periods' information has been presented to conform to the new presentation of segment information.


1999 COMPARED WITH 1998

     CONSOLIDATED. Sales for 1999 were $630 million, up 17% from $537 million in 1998. The current year acquisition of Montek accounted for the majority of the increase. In the ten months since the acquisition, Montek had $78 million in sales, the majority of which were controls for aircraft. Sales in 1999 also included incremental sales of the Acquired Industrial Businesses totaling $24 million. Excluding the impact of acquisitions, sales decreased by $13 million due to the winding down of the B-2 bomber and F-15 fighter aircraft programs along with declines in deliveries to Boeing, due to their reduced production rates.

     Cost of sales in 1999 was 68.6% of sales compared with 69.7% of sales in 1998. The improvement is due to a favorable product mix of sales in 1999 resulting from a greater share of aircraft flight control aftermarket sales along with a greater proportion of work on higher margin launch vehicle and tactical missile programs. This improvement was offset by higher cost of sales as a percentage of sales (1.4 percentage points) associated with the Acquired Industrial Businesses and the satellite controls business.

     Research and development expenses increased by $6 million in 1999 to $33 million, or 5.3% of sales. Approximately half of the dollar increase was associated with the development of next generation flight controls. The current year acquisitions and efforts in Industrial Controls related to developing the next generation direct drive valve and turbine products accounted equally for the remainder of the increase.

     Selling, general and administrative (SG&A) expenses were $100 million in 1999 compared to $85 million in 1998 while as a percentage of sales, SG&A remained at 15.9% of net sales. The 1999 acquisitions accounted for over 70% of the absolute dollar increase.

     Interest expense increased $8 million in 1999 to $28 million due to significantly higher average outstanding borrowings resulting from the indebtedness incurred to finance the first quarter acquisitions.

     The Company's effective tax rate for 1999 was 33.5% compared to 35.5% a year ago. The current year tax rate reflects higher foreign tax credit benefits resulting from distributions from the Company's German subsidiary.

     For 1999, net earnings increased 27% to $24.4 million compared with $19.3 million in 1998. Basic EPS increased to $2.74 in 1999 compared to $2.33 in 1998, while diluted EPS increased to $2.70 in 1999 compared to $2.26 last year.

___________________________________________________________________________
                                 MOOG INC.
                           Results of Operations
___________________________________________________________________________
                                  Fiscal Years Ended
___________________________________________________________________________
                         September 25,  September 26,  September 27,
(dollars in millions)           1999           1998           1997
___________________________________________________________________________
SALES
Aircraft Controls        $    302       $    254       $    226
Satellite and Launch
  Vehicle Controls            110             94             66
Industrial Controls           218            189            164
                         _________      _________      _________
     Total sales         $    630       $    537       $    456
                         =========      =========      =========

OPERATING PROFIT AND MARGINS

Aircraft Controls        $    37        $    29        $    31
                            12.2%          11.4%          14.0%
Satellites and Launch
  Vehicle Controls            13             10              9
                            11.7%          10.4%          13.8%
Industrial Controls           23             20             11
                            10.8%          10.8%           6.5%
                         _________      _________      _________
     Total operating
       profit            $    73        $    59        $    51
                         =========      =========      =========



BACKLOG

Aircraft Controls        $   192        $   179        $   174
Satellite and Launch
  Vehicle Controls            85             77             55
Industrial Controls           60             58             51
                       _________      _________      _________
     Total backlog     $     337      $     314      $     280
                       =========      =========      =========


     AIRCRAFT CONTROLS. Sales in Aircraft Controls increased 19% to $302 million in 1999 as compared to $254 million in 1998. The acquisition of Montek provided significant growth to Aircraft Controls sales and contributed to operating margin improvement during 1999. For the ten months since the acquisition, Montek contributed $63 million to Aircraft Controls sales. Approximately 80% of Montek's aircraft controls' book of business relates to controls for commercial airplane applications, primarily the Boeing 7-series airplanes. Also contributing to the overall sales improvement was an increase of $20 million in aftermarket sales from the Company's pre-acquisition businesses, primarily related to controls for military applications. These increases were offset by anticipated declines in sales on the B-2 bomber and F-15 fighter aircraft programs, as they near completion, and pre-acquisition Boeing OEM business. The Company recently began initial production on the F/A-18E/F Super Hornet and the V-22 Osprey, which over the long-term, will help offset the completion of the F-15 and B-2 programs. Although the Company's total Boeing OEM business increased in 1999 due to the Montek acquisition, reduced production rates of the 747 and 777 slowed deliveries of pre-acquisition products to Boeing.

     Operating margins for Aircraft Controls were 12.2% in 1999 compared to 11.4% in 1998. The main reason for the margin improvement is the acquisition of Montek, which has higher margins than the Company's pre-acquisition operations. The higher margins reflect Montek's book of business containing a greater percentage of aftermarket sales, which typically carry higher margins than sales to OEMs. For the ten months since its acquisition, 38% of Montek's sales related to spares, parts and repair services. Including the acquisition, Aircraft Controls aftermarket sales represented 33% of total sales in 1999 compared to 21% in 1998. This improvement was tempered by $3 million of increased research and development costs associated with the development of next generation flight controls.

     Backlog for Aircraft Controls was $192 million at September 25, 1999 compared to $179 million at September 26, 1998. The increase is due to the acquisition of Montek, offset by lower pre-acquisition business resulting from production rate declines at Boeing and certain military programs winding down. Backlog consists of that portion of open orders for which sales are expected to be recognized over the next twelve months.

     SATELLITE AND LAUNCH VEHICLE CONTROLS. Sales in Satellite and Launch Vehicle Controls were $110 million in 1999, up 18% from $94 million in 1998. Sales of controls for tactical missiles increased $12 million in the current year with 88% of that increase resulting from the acquisition of Montek for controls on the Hellfire, TOW and Popeye tactical missile programs. On the strength of the Titan IV, Delta family of launch vehicles and the National Missile Defense system, sales of launch vehicle steering controls increased $11 million. These increases were offset by lower sales of satellite controls due to a general softness in the satellite market.

     Operating margins for Satellite and Launch Vehicle Controls were 11.7% in 1999 compared to 10.4% in 1998. Operating margins for launch vehicle and tactical missile products improved 50% as the mix in 1999 favored more mature production programs and significant expenditures were made in 1998 on launch vehicle development programs. These favorable developments were mostly offset by lower sales and margins that deteriorated in satellite controls, which represents 20% of the group's sales.

     Backlog for Satellite and Launch Vehicle Controls was $85 million at September 25, 1999 compared to $77 million at September 26, 1998. The increase relates to controls for tactical missiles resulting from the acquisition of Montek.

     INDUSTRIAL CONTROLS. Sales in Industrial Controls increased 15% to $218 million in 1999 from $189 million in 1998. The Acquired Industrial Businesses accounted for $24 million with Hydrolux Sarl and Moog-Hydrolux adding $21 million in sales of hydraulic controls and Microset contributing $3 million in sales of electric controls. Montek, which produces industrial servovalves, accounted for the remainder of the Industrial Controls' sales increase.

     Operating margins for Industrial Controls were 10.8% in 1999 and 1998. An increase in margins of 2.5 percentage points in the Company's pre-acquisition businesses is attributable to favorable product mix resulting from higher sales of electric controls for military ground vehicles and industrial hydraulic controls in Europe. This increase was offset by losses incurred by the Acquired Industrial Businesses reflecting lower than anticipated sales due to a downturn in the injection molding machinery market.

     Backlog for Industrial Controls was $60 million at September
25, 1999 compared to $58 million at September 26, 1998. Decreases in orders for controls for military ground vehicles and entertainment simulators offset backlog associated with the Acquired Industrial Businesses and Montek.


1998 COMPARED WITH 1997

     CONSOLIDATED. Net sales for 1998 increased 18% to $537 million as compared to $456 million in 1997. Sales in Aircraft Controls increased $28 million reflecting higher sales of controls for the Boeing 7-series airplanes, regional and business jets, the F-15 fighter aircraft and military programs entering initial production. Within Satellite and Launch Vehicle Controls, the February 1998 Schaeffer acquisition, which contributed approximately $14 million in sales, and increased launch vehicle activity resulted in a $28 million increase in sales. Sales in Industrial Controls increased $25 million led by higher volumes of controls for turbines, electric controls for military ground vehicles and entertainment simulators.

     Cost of sales in 1998 was 69.7% of sales compared with 69.2% in 1997. Approximately $2 million was incurred in Satellite and Launch Vehicle Controls associated with certain manufacturing issues including a defect on a propulsion system isolation valve and unfavorable cost experience on a fixed-price development contract for the Atlas Centaur launch vehicle program. In addition, margins declined due to an unfavorable product mix towards lower margin development and production programs related to commercial airplane applications.

     Research and development expenditures increased by $10 million in 1998 to $28 million, or 5.1% of net sales, primarily due to $7 million of additional effort related to the development of next generation flight controls within Aircraft Controls and, to a lesser extent, activity in Satellite and Launch Vehicle Controls related to various satellite constellations.

     Selling, general and administrative expenses were $85 million, or 15.9% of net sales, in 1998, compared to $82 million, or 17.9%, in 1997. The decrease as a percentage of sales was primarily due to growth in sales, in addition to a shift of costs (approximately $2 million) to production and research and development activities in 1998 from related bid and proposal work in 1997 within Aircraft Controls, which was recorded in SG&A.

     Interest expense decreased by $3 million to $20 million in 1998, as compared to 1997. The decline is due to lower average borrowings outstanding resulting from the use of proceeds from the equity offering completed in February 1998.

     The effective tax rate for 1998 was 35.5% compared with 30.5% in 1997. The 1997 tax rate was unusually low due to substantial foreign tax credit benefits resulting from the distribution of earnings from the Company's German subsidiary, and a higher share of 1997 earnings being generated in countries with lower tax rates.

     For 1998, net earnings increased 42% to $19.3 million compared with $13.6 million in 1997. Basic EPS increased to $2.33 in 1998 compared to $1.95 in 1997, while diluted EPS increased to $2.26 in 1998 compared with $1.88 in 1997.

     AIRCRAFT CONTROLS. Sales for Aircraft Controls increased 12% to $254 million in 1998 compared to $226 million in 1997. Initial production of controls for the V-22 Osprey and F/A-18E/F military programs added $14 million to 1998 sales while increased production rates on the Boeing 7-series airplanes improved 1998 sales by $9 million. The majority of the remaining increase was due to increased volume for secondary and leading edge actuation on the F-2 and F-15 fighter aircraft.

     Operating margins for Aircraft Controls in 1998 were 11.4% compared to 14.0% in 1997. The decrease is the result of $7 million in increased research and development expenses incurred in 1998 related to the development of next generation flight controls.

     Backlog for Aircraft Controls at September 26, 1998 was $179 million compared to $174 million at September 27, 1997.

     SATELLITE AND LAUNCH VEHICLE CONTROLS. Sales for Satellite and Launch Vehicle Controls increased 42% to $94 million in 1998 from $66 million in 1997. The increase was due to increased launch vehicle activity, which added $15 million in sales, the acquisition of Schaeffer, which contributed $14 million in incremental revenues, and $9 million of increased sales of controls for tactical missiles. These increases helped offset a sales decline in satellite propulsion hardware related to reduced incoming order activity associated with customers' high inventory levels and the slowdown in the Asian-Pacific economies. Launch vehicle activity during 1998 was strong particularly on the Atlas Centaur, Kistler commercial launch vehicle and Titan IV programs.

     Operating margins for Satellite and Launch Vehicle Controls were 10.4% in 1998 compared to 13.8% in 1997. Approximately half of the decrease was associated with certain manufacturing issues including a defect on a propulsion system isolation valve and unfavorable cost experience on a fixed-price development contract for the Atlas Centaur launch vehicle. The remaining decrease is primarily due to increased research and development activities related to various satellite constellations.

     Backlog for Satellite and Launch Vehicle Controls was $77 million at September 26, 1998 compared with $55 million at September 27, 1997. The increase is due primarily to launch vehicles, in particular the Titan IV program, and the Schaeffer acquisition, which added approximately $10 million.

Industrial Controls. Sales for Industrial Controls increased 15% to $189 million in 1998 compared to $164 million in 1997 despite lower average currency values, particularly in Germany and the Asian-Pacific. Sales in 1998, at constant dollars, increased 20%, or $33 million. In the United States, sales of controls for hydraulic applications increased $10 million on growth in controls for turbines, flight training simulators and material testing equipment. Higher volumes for entertainment simulators and controls for carpet tufting equipment and military ground vehicles helped increase sales of controls for electric applications by $7 million. Internationally, sales growth of $16 million was primarily in Germany. Approximately $11 million of the increase was due to higher volume in controls for hydraulic applications, principally turbine and plastics controls, and $5 million related to increased volume of electric controls for military ground vehicles.

     Operating margins for Industrial Controls were 10.8% in 1998 compared to 6.5% in 1997. The increase was due primarily to higher sales allowing for better absorption of fixed costs. In addition, approximately $2 million of write-offs and transition costs were incurred in 1997 to allow the Company to compete more effectively in markets for electric controls.

     Backlog for Industrial Controls at September 26, 1998 was $58 million compared to $51 million at September 27, 1997. The increase from a year ago is attributable to growth in orders for electric controls for military ground vehicles and controls for hydraulic applications in Europe.


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

     Cash on hand at September 25, 1999 was $10 million. Cash provided by operating activities was $43 million in 1999 compared to $23 million a year ago. The increase in cash from operations is due primarily to improved earnings as adjusted for non-cash charges and lower growth in working capital, specifically with respect to receivables and inventories. The Company expects cash from operations in 2000 to be comparable with 1999.

     Long-term debt increased $150 million to $349 million at September 25, 1999. The percentage of long-term debt to capitalization increased to 62.3% from 51.1% at September 26, 1998. These increases are a direct result of financing the first quarter acquisitions. At September 25, 1999, the Company had $106 million of unused borrowing capacity under short and long-term lines of credit, including $92 million from the Credit Facility.

     Net property, plant and equipment increased $50 million to $189 million at September 25, 1999 from $13 million at September 26, 1998. The current year acquisitions added approximately $43 million to net property, plant and equipment. Capital expenditures in 1999 were $26 million compared with depreciation and amortization of $31 million. Capital expenditures in 1998 were $23 million compared to depreciation and amortization of $23 million. Capital expenditures in 2000 are expected to be approximately $24 million.

     The Company believes its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit, will continue to be sufficient to meet its operating needs.


YEAR 2000

     As the end of the century nears, there is widespread concern around the world that many existing computer programs that use only the last two digits to refer to a year will not properly recognize a year that begins with digits '20' instead of '19.'
If not corrected, the concern is that many computer applications might fail, creating erroneous results or cause unanticipated system failures, among other problems.

     In fiscal 1996 the Company initiated activities, including designating a Year 2000 project team to be responsible for specific information technology (IT) environments, to ensure its Year 2000 readiness. In addition, communications were made to all non-IT functional areas to initiate a process of review and remediation of Year 2000 issues in those areas. The main business system, which encompasses manufacturing, engineering and accounting and is used by approximately 80% of the Company, has been reviewed and tested and is considered to be Year 2000 compliant. However certain auxiliary business applications required changes to ensure Year 2000 compliance, the most significant of which involved the Company's Human Resource Information System which was put in place and was operational on October 1, 1999 and cost approximately $1 million. The costs associated with remediating the remaining auxiliary business applications were not material.

     The Company also evaluated and tested product systems (i.e., CAD/CAM systems), personal computing, data entry and communication hardware and software and systems associated with facilities management. Although certain upgrades or replacements were made, many were previously scheduled and the timing was not materially impacted by the Year 2000 issue. The Year 2000 costs associated with these systems were not material.

     The Company uses large computerized numerical control (CNC) machines, which are critical to the manufacturing process. Confirmation of Year 2000 compliance with respect to these machines has been obtained from the Company's vendors. The Company also sent letters to its critical vendors who provide materials, supplies and components inquiring about their Year 2000 efforts.

     Only a small portion of the Company's products contain embedded processors or depend upon date logic. With respect to those that do, the Company identified certain software that required upgrading or replacement, which has been completed. The cost of upgrading or replacement was not material.

     The Company has completed remedial activity as it relates to the systems deemed critical. Activities related to less critical operations, which will continue until the end of 1999, include the installation of compliant releases of desktop, voice mail, data entry software and monitoring the progress of any critical suppliers who are still working to complete their Year 2000 plans. The cost associated with these activities is not expected to be material.

     The Company has contingency plans that address specific critical operations that are not expected, or likely, to experience problems. The contingency plans include the use of backup systems as well as manual processes to ensure continuity of business operations.

     The Company believes that it is taking the necessary steps to ensure the Year 2000 issue will not pose significant operational problems for the Company. However there can be no assurance that the Year 2000 issue will not materially impact the Company's results of operations or adversely affect relationships with customers, vendors and others. The Company believes the greatest potential risk from the Year 2000 issue relates to suppliers or customers whose systems may not be Year 2000 compliant and who may not be able to accept shipment of the Company's products until they correct their Year 2000 problems.


OUTLOOK

     Sales in 2000 are expected to increase modestly in each of the Company's three operating groups. Aircraft Controls should continue to see increases in production rates on the F/A-18E/F while a full year of Montek and new commercial aircraft business awarded by Boeing will offset the decline in the commercial aircraft production rate at Boeing that began in 1999. Satellite and Launch Vehicle Controls sales are expected to grow on increased revenues from the National Missile Defense program and involvement on the Space Station. Sales of Industrial Controls are expected to grow on the continuing strength of turbine controls and metal-forming and a recovery in sales of servovalves to the plastics industry. In addition, Industrial Controls should benefit from new product introductions and partnering arrangements with some well-established suppliers of motion control devices.

     Operating margins are expected to improve as the Company continues the process of improving the cost structures related to the businesses acquired in 1999 as well as satellite control products. The Company is also focusing on its other operations to ensure their cost structures are appropriate in relation to expected sales while allowing for continued margin improvement.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     The Company, in the normal course of business, has exposures to interest rate risks from its long-term debt obligations and foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions. To minimize these risks, the Company periodically enters into interest rate swaps and forward contracts. The Company does not hold or issue financial instruments for trading purposes.

     In connection with the Montek acquisition and refinancing of the Company's U.S. credit facilities, the Company's borrowings under variable interest rate facilities have increased by $164 million to $238 million at September 25, 1999. The Credit Facility under which the borrowings are outstanding has an interest rate of LIBOR plus 200 basis points. In order to provide for interest rate protection, the Company has entered into interest rate swap agreements for $80 million, effectively converting this amount into fixed rate debt at 7.05%. If LIBOR were to change by 10%, the impact on consolidated interest expense from the Company's floating rate debt would be approximately $1 million annually.

     The majority of the Company's sales, expenses and cash flows are transacted in U.S. dollars. The Company does have some market risk exposure with respect to changes in foreign currency exchange rates primarily as it relates to the value of the U.S. dollar versus the British Pound, the Japanese Yen and the Euro. If foreign exchange rates were to collectively weaken against the U.S. dollar by 10%, net earnings would be reduced by approximately $1 million related to currency exchange rate translation exposures and $.5 million related to pressures on operating margins for products sourced in non-U.S. countries.

     The Company periodically uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments and intercompany loans. The Company periodically uses forward contracts to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries. At September 25, 1999 there were no contracts outstanding.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ' Accounting for Derivative Instruments and Hedging Activities,' which must be adopted by fiscal 2001. Under this standard, companies are required to carry all derivatives in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company is in the process of evaluating the impact this standard will have on its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
___________________________________________________________________________
                                 MOOG INC.
                    Consolidated Statements of Earnings
___________________________________________________________________________
                                   Fiscal Years Ended
                    _____________________________________________________
                           September 25,  September 26,       September 27,
                                   1999           1998                1997
(dollars in thousands
except per share data)
___________________________________________________________________________
NET SALES                  $  630,034     $  536,612          $  455,929
OTHER INCOME                    1,597          1,447               1,565
                          ___________    ___________         ___________
                              631,631        538,059             457,494
                          ___________    ___________         ___________
COSTS AND EXPENSES
  Cost of sales               432,033        374,000             315,380
  Research and development     33,306         27,487              17,798
  Selling, general and
    administrative            100,023         85,374              81,413
  Interest                     28,188         20,148              22,675
  Other expenses                1,353          1,177                 649
                          ___________    ___________         ___________
                              594,903        508,186             437,915
                          ___________    ___________         ___________

EARNINGS BEFORE
INCOME TAXES                   36,728         29,873              19,579
INCOME TAXES (Note 7)          12,297         10,605               5,973
                          ___________    ___________         ___________

NET EARNINGS              $    24,431    $    19,268         $    13,606
                          ===========    ===========         ===========

NET EARNINGS PER SHARE (Note 1)
  Basic                   $      2.74     $     2.33         $      1.95
  Diluted                 $      2.70     $     2.26         $      1.88
___________________________________________________________________________

See accompanying Notes to Consolidated Financial Statements.



___________________________________________________________________________
                                 MOOG INC.

                        Consolidated Balance Sheets
___________________________________________________________________________
                                        As of          As of
(dollars in thousands except            September 25,  September 26,
per share data)                         1999           1998
___________________________________________________________________________
ASSETS
  CURRENT ASSETS
     Cash and cash equivalents          $   9,780      $   11,625
     Receivables (Note 3)                 212,279         182,228
     Inventories (Note 4)                 152,246         121,784
     Deferred income taxes (Note 7)        29,097          22,289
     Prepaid expenses and
       other current assets                 3,413           9,151
                                        _________      __________
          TOTAL CURRENT ASSETS            406,815         347,077

  PROPERTY, PLANT AND EQUIPMENT
    (Notes 5 and 6)                       188,918         139,444

  GOODWILL, net of accumulated
    amortization of $15,328 in 1999,
    and $10,117 in 1998 (Note 2)          184,368          60,025

  OTHER ASSETS                             18,375          12,779
                                        _________      __________
  TOTAL ASSETS                          $ 798,476      $  559,325
                                        =========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
     Notes payable (Note 6)             $   5,831      $     410
     Current installments of
       long-term debt (Note 6)             20,787           5,505
     Accounts payable                      36,373          25,648
     Accrued salaries, wages and
       commissions                         39,167          36,338
     Contract loss reserves                24,741          10,448
     Accrued interest                      10,587           8,050
     Federal, state and foreign
       income taxes                         9,181           6,838
     Other accrued liabilities             27,347          17,746
     Customer advances                      7,834           9,904
                                        _________      __________
       TOTAL CURRENT LIABILITIES          181,848         120,887

  LONG-TERM DEBT, excluding current
  installments (Note 6)
     Senior debt                          229,492          79,699
     Senior subordinated notes            120,000         120,000


  OTHER LONG-TERM LIABILITIES
    (Notes 7 and 8)                        55,366          47,731
                                        _________      __________
     TOTAL LIABILITIES                    586,706         368,317
                                        _________      __________

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY (see page 34 and Note 9)
  9% Series B Cumulative, Convertible,
    Exchangeable Preferred stock -
    Par Value $1.00
     Authorized 200,000 shares.
     Issued 100,000 shares.                   100             100
  Common Stock - Par Value $1.00
     Class A- Authorized 30,000,000 shares.
       Issued 8,427,311 shares in 1999 and
       8,427,141 shares in 1998.            8,427           8,427
     Class B- Authorized 10,000,000 shares.
       Convertible to Class A on a one
       for one basis. Issued 2,461,812
       shares in 1999 and 2,461,982
       shares in 1998.                      2,462           2,462
  Additional paid-in capital              102,778         102,306
  Retained earnings                       132,104         107,681
  Treasury shares                         (32,589)        (30,511)
  Accumulated other comprehensive
    income (loss)                          (1,512)            614
  Loan to Savings and Stock Ownership Plan     -              (71)
                                       __________       _________
     TOTAL SHAREHOLDERS' EQUITY           211,770         191,008
                                       __________       _________
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                $ 798,476      $  559,325
___________________________________________________________________________

See accompanying Notes to Consolidated Financial Statements.







__________________________________________________________________________________________
                                              MOOG INC.
                                Consolidated Statements of Cash Flows
__________________________________________________________________________________________
                                                  Fiscal Years Ended
                              ___________________________________________________________
                                   September 25,       September 26,       September 27,
(dollars in thousands)                    1999                1998                 1997
_________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                     $   24,431          $   19,268     $   13,606
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
     Depreciation and amortization     30,602              22,665              21,267
     Provisions for losses              8,466              10,974               9,763
     Deferred income taxes              2,110              (3,200)             (2,094)
     Other                                (71)                146       755
     Change in assets and liabilities
       providing (using) cash, excluding
       the effects of acquisitions:
         Receivables                     (736)            (19,590)       (10,084)
         Inventories                  (12,156)            (20,124)        (4,479)
         Other assets                  (2,478)              (320)         (1,652)
         Accounts payable and accrued
          liabilities                  (5,531)             12,403          2,745
         Other liabilities                 63                 524          3,810
         Customer advances             (2,023)                615         (1,607)
                                   __________          __________     __________
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                 42,677              23,361         32,030
                                   __________          __________     __________
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and investments,
    net of cash acquired (Note 2)    (171,710)            (20,983)            (49,180)
  Acquisition of minority interest
    (Note 2)                           (2,133)                 --        --
  Purchase of property, plant and
    equipment                         (25,866)            (22,527)       (12,982)
  Proceeds from sale of assets
    (Note 5)                            3,379                 328       393
  Payments received, net of advances,
    on loan to Savings and Stock
    Ownership Plan                         71                 923      (493)
                                    _________           _________       ________
    NET CASH USED IN INVESTING
     ACTIVITIES                      (196,259)            (42,259)       (62,262)
                                    _________           _________       ________
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of notes payable        (219)               (477)             (1,913)
  Proceeds from revolving lines
    of credit                         258,700             126,151         97,000
  Payments on revolving lines
    of credit                        (166,000)           (128,417)       (71,000)
  Proceeds from issuance of
    long-term debt                     77,219               4,736         18,684
  Payments on long-term debt          (15,329)            (33,843)            (14,825)
  Net proceeds from the sale of
    common stock (Note 9)                  --              56,658        --
  Purchase of outstanding shares
    for treasury                       (2,815)             (2,145)     (428)
  Proceeds from sale of treasury stock    503               2,295               1,123
  Other                                    (8)             (1,289)     (836)
                                    _________           _________       ________
    NET CASH PROVIDED BY FINANCING
     ACTIVITIES                       152,051              23,669         27,805
                                    _________           _________       ________
Effect of exchange rate changes on
  cash and cash equivalents              (314)                 54                (412)
                                    _________           _________            ________
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                          (1,845)              4,825              (2,839)
Cash and cash equivalents at
  beginning of year                    11,625               6,800               9,639
                                    _________           _________            ________
Cash and cash equivalents at
  end of year                      $    9,780          $   11,625           $   6,800
__________________________________________________________________________________________

See Note 11 for Supplemental Cash Flow Information.

See accompanying Notes to Consolidated Financial Statements.



                                         MOOG INC.

                      Consolidated Statements of Shareholders' Equity
__________________________________________________________________________________________

                                                  Fiscal Years Ended
                              _____________________________________________________
(dollars in thousands         September 25,       September 26,       September 27,
except per share data)              1999                    1998             1997
_________________________________________________________________________________________
PREFERRED STOCK               $      100          $      100          $      100
                              __________          __________          __________
COMMON STOCK
  Beginning of year               10,889               9,134               9,134
  Sale of common stock (Note 9)       --               1,755                  --
                              __________          __________          __________
  End of year                     10,889              10,889               9,134

ADDITIONAL PAID-IN CAPITAL
  Beginning of year              102,306              47,519              47,611
  Sale of common stock,
    net of issuance costs (Note 9)    --              54,903                  --
  Issuance of treasury shares at
    less than cost                  (234)               (306)               (141)
  Tax benefits related to stock
    option plan                      706                 190                  49
                              __________          __________          __________
  End of year                    102,778             102,306              47,519
                              __________          __________          __________
RETAINED EARNINGS
  Beginning of year              107,681              88,422              74,825
  Net earnings                    24,431              19,268              13,606
  Preferred dividends ($.09 per
    share in 1999, 1998 and 1997)     (8)                 (9)                 (9)
                              __________          __________          __________
  End of year                    132,104             107,681              88,422
                              __________          __________          __________

TREASURY SHARES, AT COST*
  Beginning of year              (30,511)            (30,967)            (31,803)
  Shares issued related to options
    (1999 - 53,000 Class A shares;
    1998 - 99,750 Class A shares
    and 85,000 Class B shares;
    1997 - 50,150 Class A shares
    and 44,912 Class B shares)       636               2,451               1,264
  Shares purchased (1999 - 14,858
    Class A shares and 65,115
    Class B shares; 1998 - 57,343
    Class A shares and 8,817 Class B
    shares; 1997 - 17,321 Class A
    shares and 410 Class B shares)(2,815)             (2,145)               (428)
  Shares sold to Savings and Stock
    Ownership Plan (SSOP) (1999 -
    2,857 Class B shares; 1998 -
    3,300 Class A shares)            101                 150                  --
                              __________          __________          __________
  End of year                    (32,589)            (30,511)            (30,967)
                              __________          __________          __________
ACCUMULATED OTHER COMPREHENSIVE
  INCOME (LOSS)**
    Beginning of year                614                 977               5,377
    Adjustment from foreign
     currency translation         (2,126)               (363)             (4,400)
                              __________          __________          __________
  End of year                     (1,512)                614                 977
                              __________          __________          __________
LOAN TO SSOP
  Beginning of year                  (71)               (994)               (501)
  Payments received on loan to SSOP,
    net of advances                   71                923                 (493)
                              __________          __________          __________
  End of year                         --                (71)                (994)
                              __________          __________          __________
TOTAL SHAREHOLDERS' EQUITY    $  211,770          $  191,008          $  114,191
                              __________          __________          __________
COMPREHENSIVE INCOME
  Net earnings                $   24,431          $   19,268          $   13,606
  Adjustment from foreign
    currency translation          (2,126)               (363)             (4,400)
                              __________          __________          __________
Total comprehensive income    $   22,305          $   18,905          $    9,206
__________________________________________________________________________________________
   * Class A Common Stock in treasury: 1,101,418 shares as of September 25, 1999;
     1,140,514 shares as of September 26, 1998; 1,186,221 shares as of September 27, 1997.

     Class B Common Stock in treasury: 878,176 shares as of September 25, 1999; 815,918 shares as of September 26, 1998; 892,101 shares as of September 27, 1997.
     Preferred Stock in treasury: 16,229 shares as of September 25, 1999 (Note 9), and
     5,117 shares as of September 26, 1998 and September 27, 1997.
  ** End of year balance consists solely of cumulative foreign currency translation.
See accompanying Notes to Consolidated Financial Statements.




_________________________________________________________________
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (dollars in thousands except per share data)
_________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION: The consolidated financial statements include the accounts of Moog Inc. and all of its U.S. and foreign wholly-owned and majority-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS: All highly liquid investments with an original maturity of three months or less are considered cash equivalents (Note 13).

     REVENUE RECOGNITION: Revenues are recognized as units are delivered except for those under long-term contracts. The percentage of completion (cost-to-cost) method of accounting is followed for long-term contracts, which comprise approximately half of the Company's sales. Under this method, revenues are recognized as the work progresses toward completion. Contract incentive awards affect earnings when the amounts can be determined. For contracts with anticipated losses at completion, the projected loss is accrued.

     INVENTORIES: Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out
(FIFO) method of valuation. Consistent with industry practice, aerospace related inventories include amounts relating to contracts having long production and procurement cycles, portions of which are not expected to be realized within one year.

     FOREIGN CURRENCY TRANSLATION: Foreign subsidiaries' assets and liabilities are translated using rates of exchange as of the balance sheet date and the statements of earnings are translated at the average rates of exchange for the year.

     DEPRECIATION AND AMORTIZATION: Plant and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets under capital leases are amortized on a straight-line basis over the term of the lease or the estimated useful life of the asset, whichever is shorter.

     Intangibles associated with acquisitions are amortized on a straight-line basis over periods not to exceed 40 years. The Company monitors its long-lived assets, including intangibles, for evidence of impairment. In the event that such evidence exists, the Company uses forecasted discounted cash flow analysis to determine the amount of impairment.

     FINANCIAL INSTRUMENTS: The Company periodically uses derivative financial instruments for the purpose of hedging currency and interest rate exposures which exist as part of its ongoing business operations. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Deferred gains or losses related to any instrument designated but ultimately ineffective as a hedge of existing assets, liabilities, or firm commitments are recognized immediately in the statement of earnings. The interest differential to be paid or received on interest rate swaps is recognized in the consolidated statement of earnings, as incurred, as a component of interest expense. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counter-parties to the instruments. The Company, however, does not expect nonperformance by the counter-parties.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by fiscal 2001. Under this standard, companies are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company is in the process of evaluating the impact this standard will have on its financial statements.

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

     EARNINGS PER SHARE: Basic and diluted weighted-average shares outstanding are as follows:
_________________________________________________________________
                           1999           1998           1997
_________________________________________________________________
Basic weighted-average
  shares outstanding     8,927,369      8,281,974      6,979,011
Stock options              112,572        220,382        245,601
Convertible preferred
  stock                      7,516          8,146          8,585
                         _________      _________      _________
Diluted weighted-average
  shares outstanding     9,047,457      8,510,502      7,233,197
_________________________________________________________________

     Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

     STOCK-BASED COMPENSATION: The Company measures compensation cost for stock options as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the exercise price.


NOTE 2 - ACQUISITIONS

     All of the Company's acquisitions are accounted for under the purchase method, and accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the dates of acquisition. Purchase price allocations are considered preliminary until all relevant information has been obtained. This process generally occurs over a period of time, but not longer than a year from the acquisition date.

     On October 30, 1998, the Company acquired a 75% shareholding of Hydrolux SARL, a Luxembourg manufacturer and designer of hydraulic power control systems for industrial machinery from Paul Wurth SARL. As part of the transaction, the Company increased its ownership to 75% of Moog-Hydrolux Hydraulic Systems, Inc. (Moog-Hydrolux), a joint venture the Company formed in fiscal 1996 with Hydrolux SARL to serve the North American market. The Company previously owned 50% of Moog-Hydrolux. After the transaction, Paul Wurth SARL owns the remaining 25% minority interest in Hydrolux SARL and Moog-Hydrolux. The purchase price was $8,200 in cash, plus the assumption of $6,400 of debt. The acquisition resulted in intangible assets of approximately $3,300, which are being amortized over 20 years.

     On November 30, 1998, the Company completed the acquisition from Raytheon Aircraft Company of all the outstanding common stock of Raytheon Aircraft Montek Company (Montek) for approximately $160,000 in cash. Montek, located in Salt Lake City, Utah, supplies flight controls to the Boeing Commercial Airplane Group and manufacturers of regional and business jets. Montek also produces steering controls for tactical missiles and servovalves for both industrial and aerospace applications. The acquisition resulted in intangible assets of approximately $122,000, the majority of which are being amortized over 40 years. In addition to the customary business assets and liabilities, contract loss reserves of $21,800 related to development contracts on certain business jet programs were recorded, the majority of which will be utilized by the end of fiscal 2000. The Company established a $3,800 reserve for severance and other related costs associated with expected involuntary termination of employees. The Company finalized a formal plan for integrating the operations of Montek and informed the impacted employees. The plan provides for the termination of 178 employees from various functional areas of Montek and is expected to be completed by May 2001. At September 25, 1999, the balance of the reserve was reduced to $2,870 as a result of payments made.

     On December 3, 1998, the Company acquired a 66-2/3% shareholding in Microset Srl, an Italian manufacturer and designer of electronic controls for industrial machinery for $3,500 in cash. The acquisition resulted in intangible assets of approximately $3,000, which are being amortized over 30 years.

     Hydrolux SARL, Moog-Hydrolux and Microset Srl are referred to as the Acquired Industrial Businesses.

     The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company, Montek and the Acquired Industrial Businesses as if the acquisitions took place on September 28, 1997. The unaudited proforma results include the impact of certain adjustments, including amortization of intangibles and increased interest expense on acquisition debt, and related income tax effects.
_________________________________________________________________
(Unaudited)              September 25, 1999  September 26, 1998
_________________________________________________________________
Net sales                   $  647,762          $  650,914
Net earnings                    24,028              20,055
Basic earnings per share    $     2.69          $     2.42
Diluted earnings per share  $     2.66          $     2.36
_________________________________________________________________

     The unaudited proforma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

     In fiscal 1999, the Company purchased the remaining 10% minority interest of Moog Japan Ltd. for $2,133. The impact of this acquisition on the Company's results of operations and financial condition is not significant.

     On February 3, 1998, the Company acquired the net assets of Schaeffer Magnetics, Inc. (Schaeffer). Schaeffer manufactures motion control devices and systems for solar panels and antennas to the space industry. The purchase price was $21,700.


NOTE 3 - RECEIVABLES

Receivables consist of:
_________________________________________________________________
                         September 25, 1999  September 26, 1998
_________________________________________________________________
Long-term contracts:
  Amounts billed            $   41,274          $   48,216
  Unbilled recoverable costs
    and profits                102,311              77,661
  Claims on terminated
    contracts                      391                 391
                            __________          __________
  Total long-term contract
    receivables                143,976             126,268

Trade                           67,069              57,599

Refundable income taxes            237                  17

Other                            3,414               1,244
                            __________          __________
Total receivables              214,696             185,128

Less allowance for
  doubtful accounts             (2,417)             (2,900)
_________________________________________________________________
Receivables                 $  212,279          $  182,228
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


NOTE 4 - INVENTORIES

     Inventories consist of the following:
_________________________________________________________________
                         September 25, 1999  September 26, 1998
_________________________________________________________________
Raw materials and
  purchased parts        $   40,684          $   37,404
Work in process              87,925              64,385
Finished goods               23,637              19,995
_________________________________________________________________
Inventories              $  152,246          $  121,784
_________________________________________________________________


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of:
_________________________________________________________________

                         September 25, 1999  September 26, 1998
_________________________________________________________________
Land                        $   10,127          $    6,936
Buildings and improvements     119,515              94,915
Machinery and equipment        275,640             234,519
                            __________          __________
Property, plant and equipment,
  at cost                      405,282             336,370
Less accumulated depreciation
  and amortization            (216,364)           (196,926)
_________________________________________________________________
Property, plant and
  equipment                 $  188,918          $  139,444
_________________________________________________________________

     In fiscal 1999, the Company sold land and building totaling
$2,600 that was acquired as part of the acquisition of Schaeffer in 1998. There was no gain or loss on the sale.

     Assets under leases that have been accounted for as capital leases and included in property, plant and equipment are summarized as follows:




_________________________________________________________________
                         September 25, 1999  September 26, 1998
_________________________________________________________________
Capital leases, at cost    $   6,577            $   6,121
Less accumulated
  amortization                (3,445)              (2,787)
_________________________________________________________________
Net assets under capital
  leases                   $   3,132            $   3,334
_________________________________________________________________


NOTE 6 - INDEBTEDNESS

     Long-term debt consists of the following:
_________________________________________________________________
                         September 25, 1999  September 26, 1998
_________________________________________________________________
Credit Facility
  -  revolving credit       $  170,000          $      -
  -  term loan                  67,500                 -
Revolving credit facilities          -             74,000
International and other U.S.
  term loan agreements          10,784              8,985
Obligations under capital
  leases                         1,995              2,219
                            __________         __________
Senior debt                    250,279             85,204
10% senior subordinated notes  120,000            120,000
                            __________         __________
Total long-term debt           370,279            205,204
Less current installments      (20,787)            (5,505)
_________________________________________________________________
Long-term debt              $  349,492         $  199,699
_________________________________________________________________

     In connection with the acquisition of Montek, the Company refinanced its U.S. credit facilities. Effective November 30, 1998, the Company entered into a $340,000 Corporate Revolving and Term Loan Agreement (Credit Facility) with a banking group. The Credit Facility provides a $265,000 revolving facility and a $75,000 term loan with interest starting at LIBOR plus 200 basis points, with the spread adjusted based on leverage. At September 25, 1999, interest on the Credit Facility was LIBOR plus 200 basis points. In order to provide for interest rate protection, the Company has entered into interest rate swap agreements totaling $80,000, effectively converting this amount to fixed debt at 7.05%. The Credit Facility expires in November 2003 and requires quarterly principal payments on the term loan of $3,750, which commenced in March 1999.

     The Credit Facility is secured by substantially all of the Company's U.S. assets. The loan agreement contains various covenants which, among others, specify minimum interest and fixed charge coverage, limit capital expenditures, specify minimum net worth, limit leverage and restrict payment of cash dividends on common stock. The Credit Facility was used primarily to acquire Montek and to refinance approximately $72,000 of existing revolving credit facilities.

     International and other U.S. term loan agreements of $10,784 at September 25, 1999 consist principally of financing provided by various banks to certain foreign subsidiaries. These term loans are being repaid through 2004 and carry interest rates ranging from 1.0% to 8.75%.

     The 10% Senior Subordinated Notes (the Notes) are due on May 1, 2006. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2001 initially at 105% of their principal amount, plus accrued interest, declining ratably to 100% of their principal amount, plus accrued interest, on or after May 1, 2003. The Notes are unsecured, general obligations of the Company subordinated in right of payment to all existing and future senior indebtedness. The indenture includes certain covenants limiting, subject to certain exceptions, the incurrence of additional indebtedness, payment of dividends, redemption of capital stock, asset sales and certain mergers and consolidations.

     Maturities of long-term debt are $20,787 in 2000, $19,138 in 2001, $16,770 in 2002, $15,657 in 2003, $177,927 in 2004, and
$120,000 thereafter.

     At September 25, 1999, the Company had pledged assets with a net book value of $397,713 as security for long-term debt.

     The Company has both short-term lines of credit and long-term credit facilities with various banks throughout the world. The short-term credit lines are principally demand lines and subject to revision by the banks. These short-term lines of credit, along with $92,300 available on the Credit Facility, provided credit availability of $105,888 at September 25, 1999. Commitment fees are charged on some of these arrangements based on a percentage of the unused amounts available and are not material.

     At September 25, 1999, the Company had $5,831 of notes payable to banks at an average rate of 3.9%. During 1999, an average of $6,086 in notes payable were outstanding at an average interest rate of 4.9%.

     See Note 13 for fair values of indebtedness and interest rate swaps.


NOTE 7 - INCOME TAXES

     The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:
_________________________________________________________________
                                   1999      1998      1997
_________________________________________________________________
Earnings before income taxes:
  Domestic                         $ 22,184  $ 22,009  $ 16,310
  Foreign                            14,588     8,746     3,165
  Eliminations                          (44)     (882)      104
_________________________________________________________________
  Total                            $ 36,728  $ 29,873  $ 19,579
_________________________________________________________________
Computed expected tax expense      $ 12,855  $ 10,456  $  6,657

Increase (decrease) in income taxes
  resulting from:
  Foreign tax rates                     297       338       571
  Nontaxable export sales              (943)     (800)     (664)
  State taxes net of federal benefit    403       501       302
  Foreign tax credits                  (646)     (145)   (1,244)
  Change in beginning of the year
    valuation allowance                 128       179       (77)
  Other                                 203        76       428
_________________________________________________________________
Income taxes                       $ 12,297  $ 10,605  $  5,973
_________________________________________________________________
Effective income tax rate              33.5%     35.5%     30.5%
_________________________________________________________________

     At September 25, 1999, certain foreign subsidiaries had net operating loss carryforwards totaling $12,852. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries.

     No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries' undistributed earnings ($41,869 at September 25, 1999) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the Company.

     The components of income taxes are as follows:
_________________________________________________________________
                                   1999      1998      1997
Current:
  Federal                          $ 4,518   $ 8,809   $ 6,543
  Foreign                            5,487     3,897       949
  State                                182     1,099       575
                                   _______   _______   _______
    Total current                   10,187    13,805     8,067
                                   _______   _______   _______
Deferred:
  Federal                            2,471    (2,374)   (1,621)
  Foreign                             (715)     (498)     (354)
  State                                354      (328)     (119)
                                   _______   _______   _______
    Total deferred                   2,110    (3,200)   (2,094)
_________________________________________________________________
Total income taxes                 $12,297   $10,605   $ 5,973
_________________________________________________________________

     The tax effects of temporary differences that generated deferred tax assets and liabilities are detailed in the following table. Realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making its assessment of the recoverability of deferred tax assets.
_________________________________________________________________
                         September 25, 1999  September 26, 1998
_________________________________________________________________
Deferred tax assets:
  Contract loss reserves not
    currently deductible      $  10,043           $   4,828
  Tax benefit carryforwards       5,258                 628
  Accrued vacation                7,398               6,109
  Deferred compensation           2,081               1,566
  Pension                         4,905               3,907
  Accrued expenses not
    currently deductible          5,027               4,034
  Inventory                       4,182               4,596
  Other                              34                 638
                              _________           _________
   Total gross deferred tax
     assets                      38,928              26,306
   Less: Valuation reserve         (603)               (474)
                              _________           _________
   Net deferred tax assets    $  38,325           $  25,832
                              _________           _________
Deferred tax liabilities:
  Differences in bases and
    depreciation of property,
    plant and equipment       $  29,909           $  21,993
  Other                              79                 128
                              _________           _________

    Total gross deferred tax
     liabilities              $  29,988           $  22,121
_________________________________________________________________
    Net deferred tax assets   $   8,337           $   3,711
_________________________________________________________________

NOTE 8 - EMPLOYEE BENEFIT PLANS

     In 1999 the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' required disclosures. It does not change the measurement or recognition of employee benefit plans. Prior year information has been presented to conform to the current year disclosures.

     The Company maintains a number of defined benefit plans covering substantially all employees. The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans for 1999 and 1998 are as follows:

__________________________________________________________________________________________
                                   U.S. Plans                    Non-U.S. Plans
                         _________________________________________________________________
                         September 25,    September 26,     September 25,   September 26,
                                1999               1998            1999              1998
__________________________________________________________________________________________
Change in projected
  benefit obligation:
Projected benefit obligation
  at beginning of year        $ 160,440   $ 125,981         $  35,030      $  29,549
Service cost                      6,441       4,647             1,674          1,569
Interest cost                    11,052       9,971             2,149          1,912
Contributions by plan
  participants                        -           -                28             33
Actuarial losses (gains)         (8,140)     18,035              (376)         2,021
Foreign currency exchange impact      -           -            (1,283)           984
Benefits paid from plan assets   (5,722)     (5,242)             (568)          (655)
Benefits paid by Company            (82)       (104)             (429)          (383)
Plan amendments                       -       7,152                 -              -
__________________________________________________________________________________________
Projected benefit obligation at
  end of year                 $ 163,989   $ 160,440         $  36,225      $  35,030
__________________________________________________________________________________________
Change in plan assets:
Fair value of assets at
  beginning of year           $ 140,022   $ 139,743         $  13,133      $  11,106
Actual return on plan assets     27,905       3,825             2,171          1,412
Employer contributions            1,649       1,696               863            718
Contributions by plan
  participants                        -           -               198            174
Benefits paid                    (5,722)     (5,242)             (568)          (655)
Foreign currency exchange
  impact                              -           -              (220)           378
__________________________________________________________________________________________
Fair value of assets at
  end of year                 $ 163,854   $ 140,022         $  15,577      $  13,133
__________________________________________________________________________________________
Funded status:                $    (135)  $ (20,418)        $ (20,648)$      (21,897)
Unrecognized net actuarial
  losses (gains)                (18,989)      5,443              (376)           183
Unrecognized prior service
  cost                            7,017       7,811               141            114
Unrecognized net (asset)
  liability from SFAS No. 87
  adoption date, amortized
  over 15 years                    (810)     (1,116)              759          1,020
__________________________________________________________________________________________

Accrued pension liability     $ (12,917)  $  (8,280)        $ (20,124)     $ (20,580)
__________________________________________________________________________________________
Amounts recognized in the
  balance sheet consist of:
Prepaid benefit cost          $     --    $      --         $     975      $     187
Accrued pension liability       (13,195)     (8,988)          (21,099)       (20,767)
Intangible asset                    278         708                --             --
Net amount recognized         $ (12,917)  $  (8,280)        $ (20,124)     $ (20,580)
__________________________________________________________________________________________

The following table provides aggregate information for pension plans with accumulated benefit obligations in excess of plan assets:
_________________________________________________________________
                         September 25, 1999  September 26, 1998
_________________________________________________________________
Projected benefit obligation    $  39,711      $  193,086
Accumulated benefit obligation     33,921         173,685
Fair value of plan assets          12,505         150,293
________________________________________________________________


     Fiscal 1999 plan assets consist primarily of publicly traded stocks, bonds, mutual funds, and $12,075 in Company stock, based on quoted market prices. The Company's funding policy is to contribute at least the amount required by law in the respective countries. The principal actuarial assumptions weighted for all defined benefit plans are:
_________________________________________________________________
                        U.S. Plans       Non-U.S. Plans
                     __________________________________________
                         1999      1998      1999      1998
_________________________________________________________________
Discount rate            7.5%      7.0%      5.9%      6.4%
Return on assets         9.5%      9.5%      6.0%      6.5%
Rate of compensation
  increase               3.6%      3.6%      3.5%      4.0%
_________________________________________________________________

     In addition, the Company maintains various defined contribution plans. Pension expense for all plans for 1999, 1998 and 1997 are as follows:

___________________________________________________________________________
                         U.S. Plans                    Non-U.S. Plans
                    ______________________________________________________
                    1999    1998    1997         1999     1998     1997
___________________________________________________________________________
Service cost       $  6,441  $  4,647  $  3,630  $ 1,674  $ 1,569  $ 1,463
Interest cost on
  projected benefit
  obligation         11,052     9,971     9,059    2,149    1,912    1,782
Expected return on
  plan assets       (11,855)  (10,098)   (8,824)    (991)    (783)    (679)
Amortization of prior
  service cost          794       575        34        7       --       --
Amortization of
  transition (asset)
  obligation           (305)     (305)     (305)     168      174      184
Recognized actuarial
  (gain) or loss        242         1       172       10     (142)    (147)
                    _______   _______   _______   ______    _____    ______
Pension expense for
  defined benefit
  plans               6,369     4,791     3,766    3,017    2,730    2,603
Pension expense for
  defined contribution
  plans                 510       228       245      870      865      628
___________________________________________________________________________
Total pension
  expense          $  6,879  $  5,019  $  4,011  $ 3,887  $ 3,595  $ 3,231
___________________________________________________________________________


     Employee and management profit share plans provide for the discretionary payment of profit share based on net earnings as a percentage of net sales multiplied by the employees' wages, as defined. Profit share expense was $5,334, $8,990 and $4,518 in 1999, 1998, and 1997, respectively. At management's discretion, the amounts paid to employees and management were 50%, 100% and 75% of the formula for 1999, 1998 and 1997, respectively.

     The Company has a Savings and Stock Ownership Plan (SSOP) which includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the SSOP can acquire Company Stock at market value, with the Company providing a 25% share match. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 25, 1999, the SSOP owned 289,660 Class A shares and 499,623 Class B shares.

     The Company provides postretirement health care benefits to certain retirees. The change in the accumulated benefit obligation and the funded status of the plan for 1999 and 1998 are shown below. There are no plan assets. The transition obligation is being recognized over 20 years.

_________________________________________________________________
                         September 25, 1999  September 26, 1998
_________________________________________________________________
Change in Accumulated
  Postretirement Benefit
  Obligation (APBO)
APBO at beginning of year     $  10,154            $  9,416
Service cost                        183                 152
Interest cost                       710                 699
Plan participants' contributions    221                 174
Benefits paid                    (1,358)             (1,311)
Acquisitions                        521                  41
Actuarial losses                    231                 983
_________________________________________________________________
APBO at end of year           $  10,662            $ 10,154
_________________________________________________________________
Funded status                 $ (10,662)           $(10,154)
Unrecognized transition
  obligation                      5,521               5,915
Unrecognized prior service cost     172                 192
Unrecognized losses               1,931               1,764
_________________________________________________________________
Accrued postretirement benefit
  liability                   $  (3,038)           $ (2,283)
_________________________________________________________________


The cost of the postretirement benefit plan is as follows:
_________________________________________________________________
                                     1999      1998      1997
_________________________________________________________________
Service cost                       $  183    $  152    $  150
Interest cost                         710       699       658
Amortization of transitional
  obligation                          396       394       395
Amortization of prior service cost     19        19        19
Recognized actuarial loss              62        --        --
_________________________________________________________________
Net periodic postretirement benefit
  cost                             $1,370    $1,264    $1,222
_________________________________________________________________

     The assumed discount rate used in the accounting for the plan was 7.5% in 1999 and 7.0% in 1998.

     The effect of a one percentage point increase in the health care cost trend rate, currently assumed at 2.5% would not have a significant impact on the accumulated postretirement benefit obligation as of September 25, 1999.


NOTE 9 - SHAREHOLDERS' EQUITY

     Class A and Class B Common Stock share equally in the earnings of the Company, and are identical with certain exceptions. Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B unless at least an equal cash dividend is paid on Class A. Class B shares are convertible at any time into Class A on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 170 in 1999, 36,205 in 1998 and 6,691 in 1997.

     In early February 1998, the Company completed an offering of Class A shares at $34.375 per share. The offering consisted of 1,755,000 previously unissued shares sold by the Company and 300,000 existing shares sold by the Moog Inc. Employees'
Retirement Plan.

     In August 1998, the Board of Directors authorized the repurchase of up to 200,000 common shares. As of September 25, 1999, 100,047 shares had been repurchased at market prices under this program at a cost of $3,321.

     The Company is authorized to issue up to 10,000,000 shares of preferred stock. Series B Preferred Stock is 9% Cumulative, Convertible, Exchangeable Preferred Stock with a $1.00 par value. Series B Preferred Stock consists of 100,000 issued shares and 83,771 outstanding shares at September 25, 1999, and is convertible into Class A Common shares (.08585 shares of Class A Common Stock per share of Series B Preferred Stock). In fiscal 1999, 11,112 Series B Preferred shares were converted to 954 Class A common shares. The Series B Preferred Stock is owned primarily by officers of the Company. With respect to any matters on which the Series B Preferred Stock is entitled to vote, all shares will be voted in a manner determined by a majority of such shares. The Series B Preferred Stock is entitled to vote as a class on certain takeover transactions. The Board of Directors may authorize, without further shareholder action, the issuance of additional preferred stock which ranks senior to both classes of Common Stock of the Company with respect to the payment of dividends and the distribution of assets on liquidation. The preferred stock, when issued, would have such designations relative to voting and conversion rights, preferences, privileges and limitations as determined by the Board of Directors.

     In February 1998 the shareholders of the Company approved the 1998 Stock Option Plan (1998 Plan) authorizing the issuance of options for 600,000 shares of Class A stock to directors, officers and key employees. Under the terms of the plan, options may be either incentive or non-qualified. All options issued as of September 25, 1999 were incentive options. The exercise price, determined by a committee of Board of Directors, may not be less than the fair market value of the Class A stock on the grant date. The options have a term of ten years. Options become exercisable over a six year period.

     Had compensation expense for stock options been determined based on the fair value of the options at the grant date, proforma net earnings, basic earnings per share and diluted earnings per share would have been $23,753, $2.66 and $2.63, respectively, for 1999 and $18,904, $2.28 and $2.22, respectively, for 1998. The weighted-average fair value of options granted during 1999 and 1998 was $14.02 and $16.61 per option, respectively. Fair value was estimated at the date of grant using the Black Scholes option-pricing model and the following weighted-average assumptions: risk-free interest rate of 5.1% and 5.7% for 1999 and 1998, respectively, expected volatility of 33%, expected life of 7.5 years and expected dividend yield of 0%.

     The 1983 Non-Statutory Stock Option Plan granted options on Class B shares to directors, officers, and key employees. The 1983 Incentive Stock Option Plan (1983 Plan) granted options on Class A shares to officers and key employees. The Plans terminated on December 31, 1992 and outstanding options expire no later than ten years after the date of grant. At September 25, 1999, 118,500 options were outstanding under the 1983 Plan.

     Class A shares reserved for issuance at September 25, 1999 are as follows:
_________________________________________________________________
                                                       Shares
_________________________________________________________________
Conversion of Class B to Class A shares                1,583,636
1983 Plan                                                118,500
1998 Plan                                                600,000
Conversion of Series B Preferred Stock to Class A
  shares                                                   7,191
_________________________________________________________________
                                                       2,309,327
_________________________________________________________________

Shares under option are as follows:
_________________________________________________________________
                         Class B   Weighted  Class A   Weighted
                         Stock     Average   Stock     Average
                         Option    Exercise  Option    Exercise
                         Plan      Price     Plans     Price
_________________________________________________________________
Outstanding at
September 30, 1996       129,912   $ 14.28   322,600   $  8.36

Cancelled or expired in
fiscal 1997                   --   $    --      (800)  $ 10.50

Exercised in fiscal 1997 (44,912)  $ 14.44   (50,150)  $  9.46

Outstanding at
September 27, 1997        85,000   $ 14.75   271,650   $  8.15

Granted in fiscal 1998        --   $    --   155,500   $33.875

Cancelled or expired in
fiscal 1998                   --   $    --      (400)  $ 10.50

Exercised in fiscal 1998 (85,000)  $ 14.75   (99,750)  $ 10.08

Outstanding at
September 26, 1998            --   $    --   327,000   $ 19.79

Granted in fiscal 1999        --   $    --    65,500   $ 29.44

Cancelled or expired in
fiscal 1999                   --   $    --    (5,000)  $33.875

Exercised in fiscal 1999      --   $    --   (53,000)  $  7.46
_________________________________________________________________
Outstanding at Sept. 25, 1999 --   $    --   334,500   $ 23.43
_________________________________________________________________

     The weighted-average remaining lives of the Class A options as of September 25, 1999 are as follows: 1983 Plan - 2.0 years;
1998 Plan - 8.7 years.

     As of September 25, 1999 prices of options outstanding under the 1983 Plan ranged from $5.625 to $8.00, with a weighted-average exercise price of $6.83. The price of the options outstanding under the 1998 Plan ranged from $29.125 to $33.875, with a weighted-average exercise price of $32.53.

     Options to purchase 85,000 Class B shares were exercisable at September 27, 1997 at a weighted-average exercise price of $14.75. Options to purchase 118,500, 171,500 and 271,650 Class A shares under the 1983 Plan were exercisable at September 25, 1999, September 26, 1998 and September 27, 1997, respectively, at a weighted-average exercise price of $6.83, $7.03 and $8.15 respectively. Options to purchase 44,020 Class A shares under the 1998 Plan were exercisable at September 25, 1999 at a weighted-average price of $33.875.


NOTE 10 - SEGMENTS

     In fiscal 1999, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used by management for evaluating segment performance and deciding how to allocate resources to segments. The Company's reportable segments under SFAS No. 131 are Aircraft Controls, Satellite and Launch Vehicle Controls and Industrial Controls. The determination of the Company's reportable segments was based on an analysis of the organizational structure of the Company and its products, as well as markets served.

     Aircraft Controls designs and produces technologically advanced flight and engine controls to manufacturers of commercial and military aircraft. Moog supplies controls on numerous military and commercial aircraft including the F/A-18E/F Super Hornet, the V-22 Osprey, the Joint Strike Fighter concept demonstrator aircraft and Boeing 7-Series airplanes, among others.

     Satellite and Launch Vehicle Controls designs and manufactures motion, fluid and propellant controls and systems to control the flight, positioning or thrust of satellites, solar panels and antennae, launch vehicles, and tactical and strategic missiles.

     Industrial Controls manufactures hydraulic and electric controls which are used in a wide variety of industrial applications requiring the precise control of position, velocity and force. Applications include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills, fatigue testing machines, and gun and turret positioning and ammunition-loading on military ground vehicles.

     Below is segment information for the years ended 1999, 1998 and 1997 and reconciliations to consolidated amounts. Prior year information has been presented to conform to the new presentation of segment information.
_________________________________________________________________
                                 1999     1998       1997
_________________________________________________________________
Sales:
  Aircraft Controls           $ 302,108 $ 254,086  $ 225,997
  Satellite and Launch Vehicle
    Controls                    109,987    93,459     65,816
  Industrial Controls           217,939   189,067    164,116
_________________________________________________________________
Total sales                   $ 630,034 $ 536,612  $ 455,929
_________________________________________________________________

Operating profit and margins:
  Aircraft Controls           $  36,960 $  28,899  $  31,643
                                  12.2%     11.4%      14.0%
  Satellite and Launch
    Vehicle Controls             12,833     9,755      9,077
                                  11.7%     10.4%      13.8%
  Industrial Controls            23,595    20,380     10,649
                                  10.8%     10.8%       6.5%
                              _________ _________  _________
Total operating profit           73,388    59,034     51,369

Deductions from operating profit:
  Interest expense               28,188    20,148     22,675
  Currency loss (gain)              280       360       (186)
  Corporate and other expenses,
    net                           8,192     8,653      9,301
_________________________________________________________________
Earnings before income tax    $  36,728 $  29,873  $  19,579
_________________________________________________________________
Depreciation and amortization expense:
  Aircraft Controls           $  16,185 $  10,989  $  11,542

  Satellite and Launch
    Vehicle Controls              3,555     2,790      1,797
  Industrial Controls             8,639     6,946      6,519
                              _________ _________  _________
                                 28,379    20,725     19,858
  Corporate                       2,223     1,940      1,409
_________________________________________________________________
Total depreciation and
  amortization                $  30,602 $  22,665  $  21,267
_________________________________________________________________
Identifiable assets:
  Aircraft Controls           $ 429,914 $ 234,075  $ 218,823
  Satellite and Launch
    Vehicle Controls            119,108   111,463     76,970
  Industrial Controls           220,621   189,653    170,898
                              _________ _________  _________
                                769,643   535,191    466,691
  Corporate                      28,833    24,134     23,872
_________________________________________________________________
  Total assets                $ 798,476 $ 559,325  $ 490,563
_________________________________________________________________
Capital expenditures:
  Aircraft Controls           $   9,722 $  11,315  $   4,348
  Satellite and Launch
    Vehicle Controls              6,195     1,400      3,023
  Industrial Controls             8,241     8,520      4,576
                              _________ _________   ________
                                 24,158    21,235     11,947
  Corporate                       2,281     1,453      1,766
_________________________________________________________________
  Total capital expenditures  $  26,439 $  22,688  $  13,713
_________________________________________________________________

     Operating profit is total sales less cost of sales and other operating expenses. The deductions from operating profit are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

     Sales to the Boeing Company were $123,254, $108,640 and $85,033 in 1999, 1998 and 1997, respectively, including sales to the Boeing Commercial Airplane Group of $72,768, $56,780 and $47,372 in 1999, 1998 and 1997, respectively. Sales to U.S. Government prime- or sub-contractors, including military sales to Boeing, were $187,795, $163,680 and $134,659 in 1999, 1998 and
1997, respectively. Sales to the Boeing Company and to U.S. Government prime- or sub-contractors are made principally from the Aircraft Controls and Satellite and Launch Vehicle Controls segments.

     Sales and property, plant and equipment by geographic area are as follows:
_________________________________________________________________
                                1999      1998       1997
_________________________________________________________________
Sales:
  United States               $ 372,346 $ 319,695 $ 254,579
  Germany                        46,467    39,400    38,952
  Japan                          38,046    42,902    35,425
  Other                         173,175   134,615   126,973
_________________________________________________________________
Total sales                   $ 630,034 $ 536,612 $ 455,929
_________________________________________________________________
Property, plant and equipment:
  United States               $ 144,583 $ 103,942 $ 100,614
  Philippines                    15,013    12,004     8,255
  Japan                          11,152     8,913     9,503
  Other                          18,170    14,585    13,737
_________________________________________________________________
Total property, plant and
  equipment                   $ 188,918 $ 139,444 $ 132,109
_________________________________________________________________

     Sales by geographic region are based on where the customer is located.

NOTE 11- SUPPLEMENTAL CASH FLOW INFORMATION
___________________________________________________________________________
                                             1999      1998      1997
___________________________________________________________________________
Cash paid for:
  Interest                                   $ 25,332  $ 18,842  $ 20,452
  Income taxes                                 12,014    12,058     5,646
Non-cash investing and financing activities:
  Leases capitalized, net of terminations    $    573  $    161  $    731
  Acquisitions of businesses:
    Fair value of assets acquired            $226,381  $ 30,050  $ 51,915
    Net cash paid                             171,710    20,983    49,180
                                             ________  ________  ________
     Liabilities assumed                     $ 54,671  $  9,067  $  2,735
___________________________________________________________________________


NOTE 12- COMMITMENTS AND CONTINGENCIES

     The Company is engaged in administrative proceedings with governmental agencies and legal proceedings with governmental agencies and other third parties in the normal course of its business, including litigation under Superfund laws, regarding environmental matters. The Company believes that adequate reserves have been established for its share of the estimated cost for all currently pending environmental administrative or legal proceedings and does not expect that these environmental matters will have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

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

     The Company leases certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $11,494 in 1999, $8,810 in 1998, and $7,762 in
1997. Future minimum rental payments required under noncancelable operating leases are $11,404 in 2000, $9,745 in 2001, $8,891 in
2002, $7,729 in 2003, $6,315 in 2004 and $14,646 thereafter.

     The Company has $2,861 in open letters of credit at September 25, 1999. Purchase commitments outstanding at September
25, 1999 are $7,629 for machinery and equipment.


NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments as of September 25, 1999 and September 26, 1998 are as follows:

___________________________________________________________________________
                                        1999                1998
                                   Carrying  Fair     Carrying   Fair
Asset/(Liability)                  Amount    Value    Amount     Value
___________________________________________________________________________
Cash and cash equivalents (Note 1) $   9,780 $  9,780 $  11,625  $  11,625
Interest rate swaps (Note 6)              34    1,171       (73)      (146)
Notes payable (Note 6)                (5,831)  (5,831)     (410)      (410)
Long-term debt (Note 6)             (370,279)(372,416) (205,204)  (206,404)
___________________________________________________________________________

     The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swap agreements at the end of the year, taking into account current interest rates.

     The fair value of long-term debt was estimated based on quoted market prices.

____________________________________________________________________________________________________________

NOTE 14 - QUARTERLY DATA - UNAUDITED

Net Sales and Earnings
____________________________________________________________________________________________________________
                         Year Ended                              Year Ended
                       September 25, 1999                     September 26, 1998
           ___________________________________________  ___________________________________________________
             1st     2nd      3rd      4th                1st  2nd     3rd      4th
             Qtr.    Qtr.     Qtr.     Qtr.      Total    Qtr.     Qtr.     Qtr.     Qtr.      Total
____________________________________________________________________________________________________________
Net sales   $148,444 $161,909 $160,528 $159,153  $630,034 $126,118 $134,511 $134,839 $141,144  $536,612

Gross profit  45,771   51,278   50,895   50,057   198,001   37,008   40,524   40,838   44,242   162,612

Net earnings   5,627    5,994    6,322    6,488    24,431    3,907    4,658    5,273    5,430    19,268

Per share data:
   Basic     $   .63 $    .67 $    .71 $    .73  $   2.74 $    .55 $    .57 $    .59 $    .61  $   2.33
   Diluted   $   .62 $    .66 $    .70 $    .72  $   2.70 $    .53 $    .55 $    .58 $    .60  $   2.26
____________________________________________________________________________________________________________

Note: The 1998 quarterly basic earnings per share do not add to the total due to rounding.



REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors of Moog Inc.:

     We have audited the consolidated financial statements of Moog Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K for the fiscal year ended September 25, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 14(a)(2) of the annual report on Form 10-K for the fiscal year ended September 25, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements or schedule of Moog GmbH, and for the year ended September 27, 1997 the consolidated financial statements or schedule of Moog Controls Limited, wholly owned consolidated subsidiaries of the Company. The financial statements of Moog GmbH and Moog Controls Limited which we have not audited reflect total assets constituting 6% and 8% as of September 25, 1999 and September 26, 1998, respectively, and total net sales constituting 11%, 12% and 19% of the related consolidated totals for the years ended September 25, 1999, September 26, 1998, and September 27, 1997, respectively. Those statements and schedules were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Moog GmbH and Moog Controls Limited for the applicable fiscal years, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Inc. and subsidiaries as of September 25, 1999 and September 26, 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended September 25, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Buffalo, New York
November 4, 1999                             KPMG LLP

_________________________________________________________________

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein with respect to directors of the Company is incorporated by reference to "Election of Directors" in the 2000 Proxy.

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

     On October 1, 1999, Robert H. Maskrey was named Executive
Vice President and Chief Operating Officer. Previously he was a
Vice President of the Company.

___________________________________________________________________________
Executive Officers and Positions Held        Age         Year First
                                                       Elected Officer
___________________________________________________________________________

Robert T. Brady
Chairman of the Board;
President; Chief Executive Officer;
Director; Member, Executive Committee        58             1967

Richard A. Aubrecht
Vice Chairman of the Board;
Vice President  - Strategy and Technology;
Director; Member, Executive Committee        55             1980

Joe C. Green
Executive Vice President;
Chief Administrative Officer;
Director; Member, Executive Committee        58             1973

Robert H. Maskrey
Executive Vice President;
Chief Operating Officer
Director; Member, Executive Committee        58             1985

Robert R. Banta
Executive Vice President;
Chief Financial Officer; Assistant Secretary;
Director; Member, Executive Committee        57             1983

Philip H. Hubbell
Vice President - Contracts and Pricing       60             1988

Stephen A. Huckvale
Vice President                               50             1990

Richard C. Sherrill
Vice President                               61             1991

William P. Burke
Treasurer                                    64             1985

John B. Drenning
Secretary                                    62             1989

Donald R. Fishback
Controller                                   43             1985
___________________________________________________________________________

ITEM 11. EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference to "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Employees' Retirement Plan," "Supplemental Retirement Plan," "Employment Termination Benefits Agreements" and "Compensation of Directors" in the 2000 Proxy.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The information required herein is incorporated by reference to the 2000 Proxy.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference to the 2000 Proxy.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.
     (a) Documents filed as part of this report:

     1. Index to Financial Statements.

          The following financial statements are included:

          (i)  Consolidated Statements of Earnings for each of
               the three  years ended September 25, 1999.
          (ii) Consolidated Balance Sheets as of September 25,
               1999 and  September 26, 1998.
          (iii) Consolidated Statements of Cash Flows for each of the three years ended September 25, 1999.
          (iv) Consolidated Statements of Shareholders' Equity for each of the three years ended September 25, 1999.
          (v)  Notes to Consolidated Financial Statements.
          (vi) Report of Independent Auditors.

     2. Index to Financial Statement Schedules.

          The following Financial Statement Schedule as of and for each of the three years ended September 25, 1999, is included in this Annual Report on Form 10-K:

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

     3. Exhibits

          The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

          (2) (i) Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated June 15, 1994.
               (ii) Asset Purchase Agreement dated as of
                    September 22, 1996 between Moog Inc., Moog
                    Controls Inc., International Motion Control
                    Inc., Enidine Holdings, L.P. and Enidine
                    Holding Inc., incorporated by reference to
                    exhibit 2.1 of the Company's report on Form
                    8-K dated October 28, 1996.
              (iii) Stock Purchase Agreement dated October 20,
                    1998 between Raytheon Aircraft Company and
                    Moog Inc., incorporated by reference to
                    exhibit 2(i) of the Company's report on Form
                    8-K dated November 30, 1998.

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

          (10) Material contracts.
               (i) Management Profit Sharing Plan, incorporated by reference to exhibit 10(i) of the Company's Annual Report on Form 10-K for the
                    fiscal year ended September 30, 1991.
               (ii) Deferred Compensation Plan for Directors and
                    Officers, incorporated by reference to
                    exhibit (i) of November 1985 Report on Form
                    8-K, dated December 3, 1985.
              (iii) Incentive Stock Option Plan, incorporated by
                    reference to exhibit 4(b) of the Registration Statement on Form S-8, File No. 33-36721, filed with the Securities and Exchange Commission on September 7, 1990.
               (iv) Savings and Stock Ownership Plan,
                    incorporated by reference to exhibit 4(b) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1989.
               (v)  Indemnity Agreement, incorporated by
                    reference to Annex A to 1988 Proxy Statement dated January 4, 1988.
               (vi) 1998 Stock Option Plan, incorporated by
                    reference to exhibit A to 1998 Proxy
                    Statement dated January 5, 1998.
              (vii) Form of Employment Termination Benefits
                    Agreement between Moog Inc. and Robert T.
                    Brady, Richard A. Aubrecht, Joe C. Green,
                    Robert H. Maskrey, Robert R. Banta, Phillip
                    H. Hubbell and Richard C. Sherrill, (Filed herewith)
             (viii) Supplemental Retirement Plan, as amended and
                    restated, effective October 1, 1978 - amended August 30, 1983; May 19, 1987; August 30,
                    1988 and November 11, 1999 (Filed herewith)

          (13) 1999 Annual Report to Shareholders. (Except for those portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this Annual Report on Form 10-K.)

          (21) Subsidiaries of the Company.

               Subsidiaries of the Company are listed below:
               (i)  Hydrolux Sarl, Incorporated in Luxembourg,
                    75% owned subsidiary
               (ii) Microset S.r.l., Incorporated in Italy, 66
                    2/3% owned subsidiary
              (iii) Moog AG, Incorporated in Switzerland, wholly-
                    owned subsidiary with branch operation in Ireland
               (iv) Moog Australia Pty. Ltd., Incorporated in
                    Australia, wholly-owned subsidiary
               (v) Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
                    (a)  Moog de Argentina Srl, Incorporated in
                         Argentina, wholly-owned subsidiary of
                         Moog do Brasil Controles Ltda.
               (vi) Moog Buhl Automation, a branch office of Moog
                    Inc. operating under Danish law
              (vii) Moog Controls Corporation, Incorporated in
                    New York, wholly-owned subsidiary with branch operation in the Republic of the Philippines
             (viii) Moog Controls Hong Kong Ltd., Incorporated in
                    Hong Kong, wholly-owned subsidiary
               (ix) Moog Controls (India) Private Ltd.,
                    Incorporated in India, wholly-owned
                    subsidiary
               (x)  Moog Controls Ltd., Incorporated in the
                    United Kingdom, wholly-owned subsidiary with a branch operation in India
                    (a)  Moog Norden A.B., Incorporated in
                         Sweden, wholly-owned subsidiary of Moog
                         Controls Ltd.
                    (b)  Moog OY, Incorporated in Finland,
                         wholly-owned subsidiary of Moog Controls
                         Ltd.
               (xi) Moog Control System (Shanghai) Co. Ltd.,
                    Incorporated in People's Republic of China, wholly-owned subsidiary
              (xii) Moog FSC Ltd., Incorporated in the Virgin
                    Islands, wholly-owned subsidiary
             (xiii) Moog GmbH, Incorporated in Germany, wholly-
                    owned subsidiary
                    (a)  Moog Italiana S.r.l., Incorporated in
                         Italy, wholly-owned subsidiary, 90%
                         owned by Moog GmbH; 10% owned by Moog
                         Inc.
              (xiv) Moog-Hydrolux Hydraulic Systems, Inc.,
                    Incorporated in New York, 75% owned
                    subsidiary
               (xv) Moog IFSC Ltd., Incorporated in the United
                    Kingdom, wholly-owned subsidiary
              (xvi) Moog Industrial Controls Corporation,
                    Incorporated in New York, wholly-owned
                    subsidiary
             (xvii) Moog Japan Ltd., Incorporated in Japan,
                    wholly-owned  subsidiary
            (xviii) Moog Korea Ltd., Incorporated in South Korea,
                    wholly-owned subsidiary
              (xix) Moog Properties, Inc., Incorporated in New
                    York, wholly-owned subsidiary
               (xx) Moog Sarl, Incorporated in France, wholly-
                    owned subsidiary, 95% owned by Moog Inc; 5% owned by Moog GmbH
              (xxi) Moog Singapore Pte. Ltd., Incorporated in
                    Singapore, wholly-owned subsidiary

          (23) (ii) Consent of KPMG LLP; Consent and Audit Report of PricewaterhouseCoopers GmbH. (Filed herewith)

          (27) Financial Data Schedule. (Filed herewith)

          (99) Additional Exhibits.
               Information, Financial Statements and Exhibits required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan (to be filed by amendment).

               (b)  Reports on Form 8-K
                    No reports on Form 8-K have been filed in the three month period ended September 25, 1999.

________________________________________________________________________________________________________________________
                                                       MOOG INC.                                     Schedule II
                        Valuation and Qualifying Accounts - Three Years ended September 25, 1999
                                                 (dollars in thousands)

                                                  Additions
                                   Balance at     charged to                                   Foreign   Balance
                                   beginning      costs and                                    Exchange  at end
Description                        of period      expenses       Deductions     Acquisitions   Impact    of period
________________________________________________________________________________________________________________________
Year ended 1997:
  Reserve for contract losses      $ 10,966       $  3,898       $  6,694       $     --       $     --  $  8,170
  Allowance for doubtful accounts     1,332            882            527             --            (93)    1,594
  Reserve for inventory valuation     9,335          4,983          2,276             --             85    12,127
                              ____________________________________________________________________________________
Year ended 1998:
  Reserve for contract losses      $  8,170       $  4,923       $  2,645       $  1,212       $     --  $ 11,660
  Allowance for doubtful accounts     1,594          1,782            493             --             17     2,900
  Reserve for inventory valuation    12,127          4,269          2,368             --            (68)   13,960
                              ____________________________________________________________________________________
Year ended 1999:
  Reserve for contract losses      $ 11,660       $  3,676       $ 15,198       $ 24,603       $     --  $ 24,741
  Allowance for doubtful accounts     2,900            876          1,777             --            (55)    1,944
  Reserve for inventory valuation    13,960          3,914          4,286             --           (461)   13,127
                              ____________________________________________________________________________________
________________________________________________________________________________________________________________________






                     QUARTERLY STOCK PRICES

                               Stock Prices

Fiscal Year                  Class B             Class A
Ended                    High      Low       High      Low
_________________________________________________________________
Sept. 25, 1999
  1st Quarter            $35 7/16  $33       $39 1/8   $24 5/16
  2nd Quarter             37 3/8    35 3/8    37 13/16  28 3/4
  3rd Quarter             40 3/4    37 5/16   34 3/8    26 5/8
  4th Quarter             41 1/4    40 1/4    35 1/4    28 5/8
_________________________________________________________________
Sept. 26, 1998
  1st Quarter            $40       $32 3/4   $39 7/8   $32 1/4
  2nd Quarter             42 1/4    34        42 1/2    33 1/8
  3rd Quarter             45 1/4    36 3/4    47 1/8    32 3/4
  4th Quarter             39 3/4    32 1/2    39 15/16  28 1/8
_________________________________________________________________

                           SIGNATURES

     Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Moog Inc.
                              (Registrant)

                              Date: December 15, 1999


                    By   ROBERT T. BRADY
                      ________________________________
                         Robert T. Brady
                         Chairman of the Board,
                         President, Chief Executive Officer,
                         and Director
                         (Principal Executive Officer)


                    By   ROBERT R. BANTA
                      ________________________________
                         Robert R. Banta
                         Executive Vice President,
                         Chief Financial Officer,
                         and Director
                         (Principal Financial Officer)


                    By   DONALD R. FISHBACK
                      ________________________________
                         Donald R. Fishback
                         Controller (Principal Accounting
                           Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

By   RICHARD A. AUBRECHT           By   PETER P. POTH
  ________________________________ ______________________________
     Richard A. Aubrecht                Peter P. Poth
     Director, December 15, 1999        Director, December 15, 1999

By   JAMES L. GRAY                 By   KRAIG H. KAYSER
  ________________________________ ______________________________
     James L. Gray                      Kraig H. Kayer
     Director, December 15, 1999        Director, December 15, 1999

By   JOE C. GREEN                  By   JOHN D. HENDRICK
  ________________________________ ______________________________
     Joe C. Green                       John D. Hendrick
     Director, December 15, 1999        Director, December 15, 1999

By   ALBERT F. MYERS               By   ROBERT H. MASKREY
  ________________________________ ______________________________
     Albert F. Myers                    Robert H. Maskrey
     Director, December 15, 1999        Director, December 15, 1999


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

     http://www.moog.com

ANNUAL MEETING

     Moog Inc.'s Annual Meeting of Shareholders will be held February 9, 2000 at the Albright-Knox Art Gallery, 1285 Elmwood Avenue, Buffalo, New York. Proxy cards should be dated, signed and returned promptly to ensure that all shares are represented at the meeting and voted in accordance with shareholder instructions.

STOCK EXCHANGE

     Moog Inc.'s two classes of common shares are traded on the American Stock Exchange under the ticker symbols MOG.A and MOG.B.


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

                                                  Exhibit 10(vii)

            EMPLOYMENT TERMINATION BENEFITS AGREEMENT


          AGREEMENT, made this _____ day of [MONTH], [YEAR], and effective the [DATE] day of [MONTH], [YEAR], between MOOG INC., a New York corporation with an office and place of business at Jamison Road, East Aurora, New York 14052 (the "Company"), and [NAME], [ADDRESS], [CITY/TOWN], [STATE] [ZIP] ("Executive").

                            RECITALS:

          A.   Executive is presently employed by Company; and

          B.   Company and Executive entered into an Employment
Termination Benefits Agreement as of the [DAY] day of [MONTH], [YEAR]; and

          C. The Board of Directors of Company (the "Board") recognizes that Executive's contribution to the growth and success of Company has been substantial; and

          D. Board desires to provide for continued employment of Executive, to supercede and replace the prior Employment Termination Benefits Agreement, and to establish appropriate employment arrangements which Board has determined will reinforce and encourage Executive's continued attention and dedication to the Company's business and success as a member of the Company's management, furthering the best interest of the Company and its Shareholders; and

          E. Executive is willing to commit himself to continue to serve Company on the terms and conditions herein provided.

          NOW, THEREFORE, in consideration of the mutual promises and the respective covenants and agreements of the parties herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

                     ARTICLE I - DEFINITIONS

          1.01 Terms Defined. In addition to any words and terms elsewhere defined herein, the following words and terms shall have the meanings indicated below unless the context or use indicates a different meaning:

               (a)  "CAUSE" shall mean:
                    Any harmful act or omission that constitutes a willful and a continuing material failure by the Executive to perform the material and essential obligations under this Agreement (other than as a result of death or total or partial incapacity due to physical or mental illness); or

                    The Executive's conviction of a felony, or any willful perpetration by the Executive of a common law fraud upon the Company; or Any willful misconduct or bad faith omission by the Executive constituting dishonesty, fraud or immoral conduct, which is materially injurious to the financial condition or business reputation of the Company.
                    Anything in this definition to the contrary notwithstanding, the termination of the Executive's employment by the Company is not considered to have been for Cause if the termination resulted from:

                         Bad judgment or mere negligence on the
                         part of the Executive; or

                         An act or omission by the Executive
                         without intending to gain, directly or
                         indirectly, a substantial personal
                         profit to which the Executive was not
                         legally entitled; or

                         An act or omission by the Executive that the Executive believed in good faith to have been in the interests of the Company or not opposed to such interests.

               (b) A "CHANGE OF CONTROL" shall mean the transfer in one or more transactions, extending over a period of not more than 24 months of Common Stock of the Company possessing 25% or more of the total combined voting power of all Class A and Class B Shares of Common Stock.
                    A transfer shall be deemed to occur if shares of Common Stock are either transferred or made the subject of options, warrants, or similar rights granting a third party the opportunity to acquire ownership or voting control of such Common Stock.

               (c) "COMMON STOCK" shall mean the Class A and Class B $1.00 par value shares of the capital stock of the Company, as well as all other securities with voting rights or convertible into securities with voting rights.

               (d) "COMPENSATION" shall mean the base pay plus profit share and any bonus paid to Executive in any one fiscal year; provided, however, that if any profit share was not paid but would have been payable under the terms of the Profit Share Plan, Compensation shall include the amount of such unpaid profit share calculated in accordance with the terms of the profit share plan. "AVERAGE ANNUAL COMPENSATION" shall mean the average of the Compensation paid to Executive for the three highest years of the five years preceding termination. "MONTHLY PAYMENT" shall mean the average Annual Compensation divided by 12.

               (e)  "COMPENSATION COMMITTEE" shall mean the
                    Executive Compensation Committee of Board, as it is constituted from time to time.

               (f) "COMPANY" shall mean MOOG INC., as well as any successors or assigns of MOOG INC., whether by transfer, merger, consolidation, acquisition of all or substantially all of the business assets, change in identity, or otherwise by operation of law and for purposes of employment of Executive shall also mean any parent, subsidiary or affiliated entity to whom Executive's services may be assigned.

               (g) "DISABILITY" shall mean the inability of Executive to perform a substantial portion of his duties hereunder for a continuous period of 6 months or more.

               (h) "EFFECTIVE DATE" shall mean the date of this Agreement.

               (i) "INVOLUNTARY TERMINATION OF EMPLOYMENT" shall mean a severance of the Executive's employment relationship prior to age 65, other than for death, Disability, Retirement, or Cause, by or at the instigation of Company or by or at the instigation of Executive where Executive's pay has been diminished or reduced to a greater extent than any diminution or reduction of Company's Executives generally, or where there has been a Change of Control, Involuntary Termination of Employment shall also include a termination of the employment relationship by Executive (whether before or after age 65), within two years of the Change of Control, in those circumstances where the duties, responsibilities, status, base pay or perquisites of office and employment have been diminished or downgraded, or substantially increased (other than base pay) without Executive's actual or implied consent; provided, however, that a general increase or decrease in base pay which is approved by a majority of those executives who are parties to agreements similar to this Agreement will be considered as having been consented to for purposes of this Agreement.

               (j)  "RETIREMENT" shall mean the election of
                    Executive to retire from active employment with Company at the end of the month in which Executive attains 65 years of age or thereafter. Retirement shall also mean a similar election by Executive prior to age 65, where Executive elects to receive early Retirement benefits under the Moog Inc. Employees' Retirement Plan or any successor Company Retirement Plan.

               (k)  "TERM OF EMPLOYMENT" means the period
                    commencing on the effective date and expiring on the earliest to occur of (i) Executive's death, Disability or Retirement, (ii) the Voluntary Termination of Employment by Executive, or (iii) Termination for Cause of Executive's employment.

               (l) "TERMINATION FOR CAUSE" shall mean severance of the Employment relationship based upon or brought about by Cause as defined in paragraph (a) above.

               (m) "VOLUNTARY TERMINATION OF EMPLOYMENT" shall mean a severance of the Employment relationship by or at the instigation of Executive, other than a termination occurring upon a Change of Control as defined in paragraph (b) above, or upon death, Disability or Retirement.

               (n) "YEAR OF SERVICE" shall have the same meaning as defined in the Moog Inc. Employees'
                    Retirement Plan for benefit accrual purposes.


              ARTICLE II - EMPLOYMENT, TERM, DUTIES

          2.01 Employment.  Company hereby hires Executive, and
Executive agrees to serve Company, for a term beginning on the Effective Date of this Agreement, and ending on the last day of the Term of this Agreement.

          2.02 Term. The term of this Agreement shall begin on the Effective Date, and shall end as provided in Section 5.01. Unless benefits under this Agreement are being provided at that time, this Agreement shall also end upon Executive's attainment of age 65; provided, however, that upon the request of Executive, Company in its sole discretion may agree to continue this Agreement after Executive's attainment of age 65 but, in such event, this Agreement shall end no later than Executive's attainment of age 70.

          2.03 Capacity. Executive shall serve in such Executive or Managerial capacity as the Board of Directors or the Chief Executive Officer of the Company shall determine, and shall have all of the duties, responsibilities, obligations and privileges commensurate with such position.

          2.04 Duties. Executive agrees to devote his full business time and energy to the business and affairs of Company and to utilize his best efforts, skill and abilities to promote such interest, performing such duties as may be assigned on the executive level. Company agrees that Executive shall have such powers and authority as shall reasonably be required to enable Executive to discharge his duties in an efficient manner.

          2.05 Base of Operations. Company agrees that Executive's base of operations shall be Executive's location as of the effective date of this Agreement. Although Executive recognizes that substantial traveling may be required in connection with employment, Executive shall not be required to operate from any other area without Executive's prior consent.


             ARTICLE III - COMPENSATION AND BENEFITS

          3.01 Base Salary and Profit Share. During the Term of Employment, Company shall pay Executive for all services to be rendered as set forth herein, a base salary as determined from time to time by the Compensation Committee, plus a Management Profit Share Award under the Profit Share Plan. The base salary shall be payable in periodic installments not less frequently than on a monthly basis. Any Profit Share Award shall be payable annually in the month of January.

          This Agreement shall not be deemed abrogated or terminated if Company, in its discretion, shall determine to modify the base compensation of Executive for any period of time, and Executive accepts such modification, but nothing herein contained shall be deemed to obligate Company to make any increase in base compensation.

          3.02 Other Employment Benefits. Executive shall be entitled to all rights and benefits for which he shall be eligible under any Retirement, Profit Sharing, Employee Stock Purchase Plan, Savings and Investment Plan, Business Travel, Group Life, Disability, Accident or Health Insurance, Vacation, and other benefit plans which Company provides for its employees generally, as well as for any Stock Option, Incentive Compensation, Deferred Compensation, Extended Vacation, Supplemental Retirement, Club Memberships, Supplemental Medical and Life Insurance coverages and similar benefit plans which Company provides for executive personnel having duties and responsibilities similar to those of Executive.

          3.03 Reimbursement of Expenses. Company shall provide Executive with an automobile or an allowance for automobile use and shall pay or reimburse Executive for all reasonable traveling or other expenses incurred or paid by Executive in connection with the performance of his services under this Agreement upon presentation of expense statements or vouchers, and such other supporting information as it may from time to time request.

          3.04 Death Benefit. Company agrees that in the event of the death of Executive during the continuation of the term of employment hereunder, Executive's base salary shall continue to be paid to Executive's widow, or to Executive's estate, for a period of six months following the date of such demise.


         ARTICLE IV - NON COMPETITION, CONFIDENTIAL DATA

          4.01 Non-Competition. During the term of this Agreement, and in the event of Involuntary Termination upon a Change in Control until the last payment of any benefits to Executive under this Agreement, Executive will not directly or indirectly enter the employ of, or render any service to any customer or former customer, or any other person, partnership, association or corporation engaged in any business engaged in by Company during the term of this Agreement, and Executive will not engage in any such business on his own account, nor become interested in any such business, directly or indirectly as an individual, partner, shareholder, director, officer, principal, agent, employee, trustee, consultant, or in any other relationship or capacity.

          4.02 Confidential Information. Executive agrees, during the term of this Agreement and thereafter, not to use or make use of nor to divulge to anyone other than authorized personnel or representatives of Company, any information or knowledge relating to the business, business methods or techniques of Company including, without being limited to, information about accounting procedures, training methods or techniques, data, processes, research manufacturing formulae, costing, sales prospects, customers' or suppliers' lists, bidding formulae, sales, profits or costs, except to the extent that Executive can establish the same to be generally known to the public or recognized as standard practice in the business in which Company is engaged or to the extent Executive is required to divulge such information or knowledge in connection with any legal proceeding.

          4.03 Patents and Inventions. Executive agrees that any patents, inventions, improvements, discoveries, formulae or processes which he may obtain, make or conceive during the period of employment hereunder, shall be the sole and exclusive property of Company, and that he will sign and execute any and all applications, assignments or other instruments necessary or appropriate to assign, convey or otherwise make available exclusively to Company all such patents, inventions, improvements, discoveries, formulae or processes.

          4.04 Enforcement. Executive agrees that in the event of a breach or threatened breach by Executive of any provision of this Article, Company may institute legal proceedings to compel Employee compliance hereunder, including injunctive relief and any other remedy provided in law or equity. If the scope of any restriction contained in this Agreement is too broad to permit enforcement of such restriction to its full extent, then such restriction shall be enforced to the maximum extent permitted by law, and Executive hereby consents and agrees that such scope may be judicially modified accordingly in any proceeding brought to enforce such restriction.

          In the event of such judicial modification, Company may, if it determines in its sole judgment that such action is contrary to the best interests of Company, within ten days after notification of such modification, terminate all obligations of Company under this Agreement by giving Executive not less than 15 days notice of such termination.

                     ARTICLE V - TERMINATION

          5.01 Termination of Employment. Executive's employment by Company shall terminate on the earliest to occur of
(a) Executive's death, Disability or Retirement, (b) Voluntary Termination of Employment by Executive, or (c) Termination for Cause of Executive's employment. In any such event this Agreement shall also terminate other than for the provisions of Articles IV, VI and VII and Section 3.04, which shall survive such Termination.

          The existence of Disability, as defined herein, shall be determined in the sole judgment of the Compensation Committee, and effective upon delivery to Executive of written notice that such determination has been made, Executive's employment shall be terminated and Executive shall be removed from all positions, as an Officer or Director, with Company.

          5.02 Effect of Involuntary Termination. This Agreement shall survive an Involuntary Termination of Employment.

          5.03 Executive Obligations Upon Termination. Executive agrees that upon termination of services under this Agreement, for any cause whatsoever, he will deliver to Company all documents, drawings, papers, computer tapes or discs, notes, memoranda, handbooks, manuals, and all other tangible material on which information is stored or recorded, and all copies thereof which Executive has in his control or possession in any way related to the business of Company, its customers, suppliers or affiliates.

             ARTICLE VI - BENEFITS UPON TERMINATION

          6.01 Death, Disability, Retirement. In the event of termination upon death, Executive's surviving spouse or estate shall be entitled to the benefit provided in Section 3.04, life insurance benefits, the limited right (to the extent permitted by the terms of the applicable stock option plan or the grant thereunder) to exercise any outstanding options owned within the one year period after the date of death but not later than the expiration date(s) of such stock options or if such exercise is not permitted an amount equal to the bargain element of such options shall be paid, any death benefits which may be provided under any Company Retirement Plan or Supplemental Retirement Plan, the limited right to receive a payment in cash for any unutilized vacation benefits accrued for Executive, as well as any other benefits provided generally by Company to its executives upon death.

          Termination of the employment relationship by virtue of Retirement of Executive shall entitle Executive to all retirement benefits provided generally by Company to its Executives upon retirement including benefits under any Company Retirement Plan or Supplemental Retirement Plan, insurance benefits provided upon Retirement, the limited right (to the extent permitted by the terms of the applicable stock option plan or the grant thereunder) to exercise any stock options previously granted to Executive within the one year period after the date of Retirement but not later than the expiration date(s) of such stock options or if such exercise is not permitted an amount equal to the bargain element of such options shall be paid, and the limited right to receive a payment in cash for any unutilized vacation benefits accrued for Executive.

          In the event that employment is terminated by virtue of Disability as determined under Section 5.01, Executive shall be entitled to all basic and long term Disability benefits which may be provided generally under Plans made available by Company to its executives, including any rights which may be available upon disability under any Company Retirement Plan or Supplemental Retirement Plan, as well as the limited right (to the extent permitted by the terms of the applicable stock option plan or the grant thereunder) to exercise any stock options previously granted to Executive within the one year period after becoming disabled but not later than the expiration date(s) of such stock options or if such exercise is not permitted an amount equal to the bargain element of such options shall be paid, and the limited right to receive a payment in cash for any unutilized vacation benefits accrued for Executive.

          6.02 Termination For Cause. Upon termination of Executive's employment for Cause, Executive shall be entitled to his base salary up to the date of such termination, as well as any vested benefits under any Company Retirement Plan or Supplemental Retirement Plan. Under such termination, Executive shall not be entitled to participate in any Profit Share Award or Incentive Compensation payable after the date of termination, but will be eligible to receive a payment in cash for any unutilized vacation benefits accrued for Executive. Unless otherwise provided by law, Executive shall not have the right or privilege of exercising any stock options held by Executive and issued under any stock option plan of the Company.

          6.03 Voluntary Termination of Employment. In the event of Executive's Voluntary Termination of Employment with Company, Executive shall be entitled to his employment benefits up to the date of termination, including any vested benefits under any Company Retirement Plan or Supplemental Retirement Plan, but unless any Profit Share Award or Incentive Compensation is payable prior to such termination, Executive shall not receive any such payment. Executive shall receive a payment in cash for any unutilized vacation benefits accrued for Executive.
Executive shall have the limited right (to the extent permitted by the terms of the applicable stock option plan or the grant thereunder) to exercise any stock options previously granted to Executive within three months after the date of such Voluntary Termination of Employment but not later than the expiration date(s) of such stock options or if such exercise is not permitted an amount equal to the bargain element of such options shall be paid. Notwithstanding the foregoing, if Executive dies within three months from the date of the Voluntary Termination of Employment, his stock options (to the extent permitted by the terms of the applicable stock option plan or the grant thereunder) may be exercised within the one year period after the date of such Voluntary Termination of Employment but not later than the expiration date(s) of such stock options or if such exercise is not permitted an amount equal to the bargain element of such options shall be paid.

          6.04 Involuntary Termination of Employment. In the event of the Involuntary Termination of Employment of Executive, Executive shall be entitled to any vested benefits under any Company Retirement Plan or Supplemental Retirement Plan, Executive shall be entitled to continue at Company's expense for one year Club Memberships held by Executive for which reimbursement was provided by Company, Executive, for a period of one year, will continue to be provided with an automobile, or reimbursement of automobile expense, Executive shall be entitled to receive full Profit Share and Incentive Compensation for credited service and Company performance up to the date of termination. Executive shall have the right (to the extent permitted by the terms of the applicable stock option plan or the grant thereunder) to exercise any stock options held by Executive at the date of termination within the one year period after the date of such Involuntary Termination of Employment but not later than the expiration date(s) of such stock options or if such exercise is not permitted an amount equal to the bargain element of such options shall be paid. Executive shall also receive for one year after Termination the same Health, Life and Disability Insurance coverages, for which he was eligible during employment. Executive shall also receive a payment in cash for any unutilized vacation benefits accrued for Executive. In addition, Executive shall be provided with Company paid professional Out-Placement Service to assist Executive in securing other employment. Notwithstanding the foregoing, if the Executive dies within three months from the date of the Involuntary Termination of Employment, his stock options (to the extent permitted by the terms of the applicable stock option plan or the grant thereunder) may be exercised within the one year period after the date of such Involuntary Termination of Employment but not later than the expiration date(s) of such stock options or if such exercise is not permitted an amount equal to the bargain element of such options shall be paid.

          6.05 Continuation of Compensation. In addition to the benefits of Section 6.04, upon Involuntary Termination of Employment Executive shall continue to receive Monthly Payments for that number of months set forth in the table below, based upon the Years of Service of Executive with Company.

                                             MONTHS OF
     YEARS OF SERVICE              COMPENSATION CONTINUATION

     More      Less
     Than      Than

      0    -   10 years                      12 months
     10    -   11 years                      13 months
     11    -   12 years                      14 months
     12    -   13 years                      15 months
     13    -   14 years                      16 months
     14    -   15 years                      17 months
     15    -   16 years                      18 months
     16    -   17 years                      19 months
     17    -   18 years                      20 months
     18    -   19 years                      21 months
     19    -   20 years                      22 months
     20    -   21 years                      24 months
     21    -   22 years                      25 months
     22    -   23 years                      26 months
     23    -   24 years                      27 months
     24    -   25 years                      28 months
     25    -   26 years                      30 months
     26    -   27 years                      31 months
     27    -   28 years                      32 months
     28    -   29 years                      33 months
     29    -   30 years                      34 months
     more than 30 years                      36 months


          6.06 Involuntary Termination - Change of Control. In the event that an Involuntary Termination of Employment of Executive occurs by virtue of a Change of Control, Executive shall receive all of the benefits set out in Section 6.04 above. Executive shall receive Monthly Payments for the number of months indicated in the table below.
                                             MONTHS OF
     YEARS OF SERVICE              COMPENSATION CONTINUATION

     More      Less
     Than      Than

      0    -    3 years                      12 months
      3    -   10 years                      24 months
     10    -   15 years                      27 months
     15    -   20 years                      30 months
     more than 20 years                      36 months


                   ARTICLE VII - MISCELLANEOUS

          7.01 Notices. All notices, requests, demands and other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given when received, if personally delivered, electronically transmitted, or mailed, first class postage prepaid, addressed to Company at Jamison Road and Seneca Street, East Aurora, New York 14052 (with a copy to Phillips, Lytle, Hitchcock, Blaine & Huber LLP, attention John B. Drenning, Esq., 3400 HSBC Center, Buffalo, New York 14203), or to Executive at the address on the first page, or such other address as may be designated by notice in accordance with the provisions of this Section.

          7.02 Arbitration. All disputes, differences and controversies arising under or in connection with this Agreement, including but not limited to its interpretation, construction, performance or application, shall be settled and finally determined by arbitration in the City of Buffalo, New York, under the then existing rules of the American Arbitration Association.

          7.03 Entire Agreement. This instrument contains the entire agreement of the parties with respect to its subject matter, and supersedes and replaces any prior agreement or understanding, and no amendment, modification or waiver of any provision hereof shall be valid unless it be in writing and signed by Company and Executive.

          7.04 Non-Waiver. The waiver of, or failure to take action with regard to, any breach of any term or condition of this Agreement shall not be deemed to constitute a continuing waiver or a waiver of any other breach of the same or any other term or condition.

          7.05 Paragraph and Other Headings. The section and other headings contained in this Agreement are for reference purposes only and shall not affect in any way, the meaning or interpretation of this Agreement.

          7.06 Gender and Number. The masculine gender used herein shall be deemed to include the feminine and neuter genders, and vice versa, and the singular or plural, shall be deemed to include the plural or singular, as the case may be, when required by the context, and the word "person" shall include corporation, firm, partnership or other form of association.

          7.07 Counterparts. This Agreement may be executed simultaneously in two or more counterparts, any of which shall be deemed an original, and all of which together shall constitute one and the same instrument, notwithstanding that all of the parties are not signatory to the original or the same counterpart.

          7.08 Persons Bound - Non-Assignment. This Agreement and all of the provisions hereof shall be binding upon the parties hereto, their legal representatives, heirs, distributees, successors and assigns. Except as expressly stated herein, nothing in this Agreement is intended to confer upon any other person any rights or remedies under or by reason of this Agreement. Neither this Agreement nor any rights hereunder shall be assignable by Executive.

          7.09 Guarantee of Company. If Executive's services are assigned to any parent, subsidiary or affiliate of Company, Company shall remain liable as a guarantor of the obligations hereunder.

          7.10 Inconsistent Provisions. If any provision of this Agreement is inconsistent with any provision or any Plan or Resolution (including the Severance Pay Resolution) providing benefits substantially similar to those provided by this Agreement or any other document required or executed pursuant to this Agreement, the provisions of this Agreement shall be controlling.

          7.11 Severability. If any provision of this Agreement or the application thereof to any person or circumstances is held invalid, the remainder of this Agreement and the application of such provision to the other person and circumstances shall not be affected thereby and each term and condition of the Agreement shall be valid and enforced to the fullest extent permitted by law.

          7.12 Choice of Law. This Agreement shall be construed as to both validity and performance and enforced in accordance with and governed by the laws of the State of New York, without giving effect to the choice of law principles of those laws.

          7.13 No Conflicting Agreement. Executive represents and warrants to Company that he is not a party to, or bound by, any agreement, understanding or plan which would interfere with or prevent performance under this Agreement. Company similarly represents and warrants to Executive.

          7.14 Attorney's Fees. In the event that any dispute or difference arising under or in connection with this Agreement results in arbitration or litigation, Company shall reimburse Executive for all reasonable Attorney's Fees and expenses if Executive prevails in such proceeding.

          7.15 Authorization. Company represents to Executive that this Agreement has been duly approved by its Board of Directors and execution by an appropriate officer duly authorized.

          IN WITNESS WHEREOF, the undersigned parties hereto have duly executed this Agreement as of the day and year first above written.
                                   MOOG INC.
WITNESS:

__________________________         By __________________________
                                   [NAME]
                                   [TITLE]

WITNESS:

______________________________     ______________________________
                                   [NAME], Executive

                                             Exhibit 10(viii)


MOOG INC. SUPPLEMENTAL RETIREMENT PLAN

[ADOPTED:  AUGUST 22, 1978;  AMENDED:  AUGUST 30, 1983, MAY 19,
1987,
AUGUST 30, 1988, DECEMBER 12, 1996 AND NOVEMBER 11, 1999]


ARTICLE I

         Purpose, Definitions, Administration, Amendment

          The Moog Inc. Supplemental Retirement Plan is an unfunded plan, not intended to qualify under the Internal Revenue Code, maintained for the purpose of providing additional retirement benefits for a select group of management or highly compensated employees of Moog Inc., and participation in the Moog Inc. Supplemental Retirement Plan is limited consistent with such purpose. Benefits under the Moog Inc. Supplemental Retirement Plan are intended to supplement benefits provided under the Moog Inc. Employees' Retirement Plan and benefits received from Social Security.

          The following words and phrases as used herein have the following meanings:

               "Cause" means: any harmful act or omission that constitutes a willful and a continuing material failure by the Executive to perform the material and essential obligations under his Employment Termination Benefits Agreement (other than as a result of death or total or partial incapacity due to physical or mental illness); or the Executive's conviction of a felony, or any willful perpetration by the Executive of a common law fraud upon the Company; or any willful misconduct or bad faith omission by the Executive constituting dishonesty, fraud or immoral conduct, which is materially injurious to the financial condition or business reputation of the Company. Anything in this definition to the contrary notwithstanding, the termination of the Executive's employment by the Company is not considered to have been for Cause if the termination resulted from: bad judgment or mere negligence on the part of the Executive; or an act or omission by the Executive without intending to gain, directly or indirectly, a substantial personal profit to which the Executive was not legally entitled; or an act or omission by the Executive that the Executive believed in good faith to have been in the interests of the Company or not opposed to such interests.

               "Change of Control" means the transfer in one or more transactions, extending over a period of not more than 24 months of Common Stock of the Company possessing 25% or more of the total combined voting power of all Class A and Class B Shares of Common Stock. A transfer shall be deemed to occur if shares of Common Stock are either transferred or made the subject of options, warrants, or similar rights granting a third party the opportunity to acquire ownership or voting control of such Common Stock.

               "Common Stock" means the Class A and Class B $1.00 par value shares of the capital stock of the Company, as well as all other securities with voting rights or convertible into securities with voting rights.

               "Code" means the Internal Revenue Code of 1986, as amended and as it may be amended.

               "Company" means Moog Inc., as well as any successors or assigns of Moog Inc., whether by transfer, merger, consolidation, acquisition of all or substantially all of the business assets, change in identity, or otherwise by operation of law and for purposes of employment of an Executive shall also mean any parent, subsidiary or affiliated entity to whom Executive's services may be assigned.

               "Compensation Committee" means the Executive
          Compensation Committee of the Board of Directors of the Company (the "Board"), as it is constituted from time to time.

               "Disability" means the inability of Executive to perform a substantial portion of his duties for a continuous period of 6 months or more.

               "Employment Termination Benefits Agreement" means the written agreement between the Company and the Executive providing the terms and conditions of the Executive's employment as a member of the Company's management.

               "Executive" means an employee of the Company who participates in the Moog Inc. Employees' Retirement Plan, who is an officer of the Company and who is a party to an Employment Termination Benefits Agreement.

               "Involuntary Termination of Employment" means a severance of the Participant's employment relationship prior to age 65, other than for death, Disability, Retirement, or Cause, by or at the instigation of Company or by or at the instigation of Participant where Participant's pay has been diminished or reduced to a greater extent than any diminution or reduction of Company's Executives generally, or where there has been a Change of Control, Involuntary Termination of Employment shall also include a termination of the employment relationship by Participant (whether before or after age 65), within two years of the Change of Control, in those circumstances where the duties, responsibilities, status, base pay or perquisites of office and employment have been diminished or downgraded, or substantially increased (other than base pay) without Participant's actual or implied consent; provided, however, that a general increase or decrease in base pay which is approved by a majority of those Participants who are parties to Employment Termination Benefits Agreements will be considered as having been consented to for purposes of this Plan.

               "Moog Inc. Employees' Retirement Plan" means the Moog Inc. Employees' Retirement Plan, as amended and restated effective as of January 1, 1989, as amended and as it may be amended, or any successor Company Retirement Plan, as in effect as of the date that a benefit is calculated under the Plan.

               "Participant" means an Executive who is a Participant in the Plan pursuant to Article II. The word "Participant" includes a person who has ceased to actively participate in the Plan but who has not received payment of all of his Plan benefits.

               "Plan" means the Moog Inc. Supplemental Retirement
          Plan, as set forth herein and as it may be amended.

               "Retirement" means the election of Executive to retire from active employment with Company at the end of the month in which Executive attains 65 years of age or thereafter. Retirement shall also mean a similar election by Executive prior to age 65, where Executive elects to receive early Retirement benefits under the Moog Inc. Employees' Retirement Plan.

               "Spouse" means a surviving spouse receiving benefits, if any, payable under the Moog Inc. Employees' Retirement Plan because of the death of a Participant, and includes a spouse receiving either pre-retirement surviving spouse benefits or survivor's benefits because of the form of payment elected by the Participant under the Moog Inc. Employees' Retirement Plan.

               "Supplemental Benefit" means the income, if any, payable to a Participant or Beneficiary pursuant to
          Article III of the Plan.

               "Year of Service" has the same meaning as defined in the Moog Inc. Employees' Retirement Plan for benefit accrual purposes.

          The Plan shall be operated under the direction of the Compensation Committee, which shall have all authority and powers necessary to administer the Plan and construe the Plan terms, make factual determinations, resolve any ambiguities or inconsistencies, determine eligibility for participation or benefits, and decide all questions arising in the Plan administration, interpretation or application; provided, however, that all such actions or decisions made after a Change of Control shall be subject to a de novo standard of judicial review.

          While the Company expects to continue the Plan indefinitely, it reserves the right to amend the Plan at any time and from time to time or to discontinue the Plan at any time, by action of its Board. No amendment or discontinuance of the Plan shall impair or adversely affect any benefits accrued under the Plan as of the date of such action, except with the consent of the Participant or Spouse entitled to receive such benefits. In the event of an amendment of the Plan affecting benefits, or discontinuance of the Plan, the interest of each Participant shall be determined as if each Participant retired as of the date of such amendment or discontinuance; provided, however, that in the event of such an amendment or discontinuance after a Change of Control, the Plan shall continue and benefits shall continue to accrue under the Plan, based on the terms of the Plan as of the date preceding such action, for all individuals who are Participants or Spouses on such date.

                           ARTICLE II

                           Eligibility

          Each Executive shall be a Participant eligible for Supplemental Benefits pursuant to Article III of the Plan, provided the Executive has at least ten continuous Years of Service with the Company and (except as provided in Article VIII) elects Retirement; provided, however, that at the time of Retirement, the Participant must have attained (1) age 65 or later or (2) age 60 or later with a combined total of age and Years of Service with the Company at least equal to 90; provided, further, that Supplemental Benefits shall be payable to an Executive who receives benefits under the Moog Inc. Employees' Retirement Plan because of Disability, without regard to such Participant's eligibility for early or normal Retirement benefits under this Plan. Supplemental Benefits shall be payable to a Spouse who receives pre-retirement surviving spouse benefits under the Moog Inc. Employees' Retirement Plan because the Executive died before commencing benefit payments under the Moog Inc. Employees' Retirement Plan.

          Eligibility for the benefits of this Plan is limited to Executives of the Company and does not extend to officers or executives of any affiliate or subsidiary.

                           ARTICLE III

                            Benefits

          For an Executive with twenty-five or more Years of Service with the Company, the Supplemental Benefit payable to the Executive under this Plan (determined based on the payment form elected under the Moog Inc. Employees' Retirement Plan) shall equal the excess, if any, of "(a)" over "(b)" + "(c)" where
"(a)" is sixty-five percent of the average of the highest consecutive three-year base salary paid to such Executive prior to retirement, "(b)" is the benefit that would be paid to such Executive under the Moog Inc. Employees' Retirement Plan at age 65, and "(c)" is the primary Social Security benefit of such Executive at age 65. For an Executive with 10-24 Years of Service, "(a)" will be determined according to the following schedule:

Years of Service         (a) Total Combined Benefit Target
24                                 64%
23                                 63%
22                                 62%
21                                 61%
20                                 60%
19                                 59%
18                                 58%
17                                 57%
16                                 56%
15                                 55%
14                                 54%
13                                 53%
12                                 52%
11                                 51%
10                                 50%

          Early payment of Supplemental Benefits under this Plan shall be made to an Executive who elects earlier Retirement under the Moog Inc. Employees' Retirement Plan; provided, however, that no early payment shall be made unless the Executive's Retirement is at age 60 or later with a combined total of age and Years of Service with the Company at least equal to 90; provided, further, that the Supplemental Benefits payable under this Plan shall be reduced by the early payment actuarial discount established under the Moog Inc. Employees' Retirement Plan for the commencement of benefits before age 65. Notwithstanding the foregoing, Supplemental Benefits shall be payable to an Executive who receives benefits under the Moog Inc. Employees' Retirement Plan because of Disability, without regard to such Participant's eligibility for early or normal Retirement benefits under this Plan.

          In the event of commencement of Supplemental Benefits prior to attainment of age 62, the Supplemental Benefit payable under this Plan shall include a Social Security "bridge" payment equal to the amount of the Social Security benefit at age 62, until such time as the Executive attains age 62.

          In the event of commencement of Supplemental Benefits between age 62 and age 65, the Social Security benefit amount to be used in determining the Supplemental Benefit payable under this Plan shall be the Social Security benefit amount payable on the actual date of Retirement.

          A Spouse shall receive a payment of Supplemental Benefits determined by applying the above benefit formula if, and to the extent that, the Spouse receives pre-retirement surviving spouse benefits under the Moog Inc. Employees' Retirement Plan because the Executive died before commencing benefit payments under the Moog Inc. Employees' Retirement Plan; provided, however, that if the Executive had not attained age 65 when he died, the Supplemental Benefits shall be determined as if the Executive attained age 65 on the day before his death.

          Supplemental Benefits under this Plan, to which a Spouse is entitled pursuant to the preceding paragraph, shall be paid to a Spouse who receives pre-retirement surviving spouse benefits from the Moog Inc. Employees' Retirement Plan before the Participant would have attained age 65; provided, however, that the Supplemental Benefits payable under this Plan shall be reduced by the early payment actuarial discount established under the Moog Inc. Employees' Retirement Plan for the commencement of benefits before age 65.

                           ARTICLE IV

                Time and Form of Benefit Payment

          Any benefit under this Plan shall be paid to the Participant, or his Spouse, at the same time and in the same form and manner as benefit payments are made to, or on behalf of, the Participant or Spouse under the Moog Inc. Employees' Retirement
Plan, except as otherwise provided in Article III.

                            ARTICLE V

                             Funding

          This Plan shall be maintained as an unfunded Plan which is not intended to meet the qualification requirements of
Section 401 of the Code. All benefits under this Plan shall be payable solely from the general assets of the Company and a Participant or Spouse shall have only the rights of a general unsecured creditor of the Company. No benefits under this Plan shall be payable from the trust fund maintained under or in accordance with the provisions of the Moog Inc. Employees' Retirement Plan. The Company, however, has established a grantor trust, to which the Company makes contributions from time to time in accordance with the terms of the Trust Agreement.

                           ARTICLE VI

                         Effective Date

          The Effective Date of this Plan shall be October 1, 1978. The Effective Date of the amendment and restatement of this Plan shall be November 11, 1999, and the amended and restated terms of the Plan shall apply to only Participants employed by the Company on or after the Effective Date of the amendment and restatement.

                           ARTICLE VII

                    Agreement Not to Compete

          Payment of benefits under this Plan is contingent upon the Participant's agreement not to directly or indirectly engage in or compete with the business of the Company, either as owner, partner or employee for a period of the later to occur of the expiration of three years after Retirement or the attainment of 65 years of age. In the event a Participant shall compete with the business of the Company, payment of benefits under this Plan shall be suspended so long as such Participant engages in activity deemed to be in competition with the business of the Company. Notwithstanding the foregoing, this Article VII shall not apply to a Participant after the Participant's Involuntary Termination of Employment by virtue of a Change of Control.

                          ARTICLE VIII

     Benefits Upon Certain Terminations or Change of Control

          The provisions of this Article VIII shall apply only where there has been an Involuntary Termination of Employment or a Change of Control.

          Upon an Involuntary Termination of Employment, other than by virtue of a Change of Control, a Participant who would be eligible to receive benefits under this Plan if he was then age 65 or more, shall be vested in his benefits under this Plan upon such Involuntary Termination of Employment and, upon attainment of age 65, shall receive such benefits determined as follows: the benefit payable at age 65 shall be determined under
Article III using the average of the highest consecutive three-year base salary paid prior to such Involuntary Termination of Employment, instead of such average for the base salary paid prior to Retirement, subject to further adjustment by reducing the combined benefit target of Article III by one percent for each year of the Participant's age under 65 at the time of such Involuntary Termination of Employment. For example, a Participant age 45 at the time of such Involuntary Termination of Employment, with 15 Years of Service to the Company, upon attaining age 65, would have a combined benefit target of 44 percent (55 percent - (55 percent x 20 percent) = 44 percent) instead of the combined benefit target of 55 percent that would be payable if the Participant were then 65 years of age with 15 Years of Service.

          Upon a Change of Control, a Participant who would be eligible to receive benefits under this Plan if he was then age 65 or more, shall be vested in his benefits under this Plan upon such Change of Control and, upon attainment of age 65, shall receive such benefits determined as follows: the benefit payable at age 65 shall be determined under Article III using the greater of the average of the highest consecutive three-year base salary paid prior to such Change of Control or such average for the base salary paid prior to Retirement.

                           ARTICLE IX

                          Miscellaneous

          Social Security: Any increases in Social Security benefits payable to a Participant after Retirement shall not be considered in determining any benefits payable under this Plan.

          Nonassignability: No benefit under this Plan shall be assigned or alienated, or be subjected by attachment or otherwise to the claims of creditors of any Participant or Spouse.

          Nonguarantee of Employment: This Plan shall not be construed as giving any Participant the right to be retained in the employment of the Company.

          Death Benefits: Except as provided in Article III (with respect to the payment of benefits under this Plan to a Spouse because pre-retirement surviving spouse benefits are payable under the Moog Inc. Employees' Retirement Plan) or
Article IV (with respect to the payment of benefits under this Plan to a Spouse because of the form and manner of benefit payments elected by the Participant under the Moog Inc. Employees' Retirement Plan), there shall be no death benefit payable under this Plan.

          Deferred Retirement: In the event that a Participant elects a deferred Retirement date after age 65, the amount of benefit payable under this Plan at Retirement shall not be adjusted other than as provided by the benefit formulas in
Article III.

          Attorney's Fees: In the event that any dispute or difference arising under or in connection with this Plan results in arbitration or litigation, Company shall reimburse Executive for all reasonable Attorney's Fees and expenses if Executive prevails in such proceeding.

                                                  Exhibit 13

MOOG
1999 Annual Report
The Power of Perfect Motion

Moog is a worldwide manufacturer of precision control components and systems. Moog's high performance actuation products control military and commercial aircraft, satellites and space vehicles, launch vehicles, missiles and automated industrial machinery.


Content:

Financial Highlights          1
Letter to Shareholders        2
Moog Technology               4
Military Aircraft and
Commercial Aircraft           6
Satellites & Launchers       10
Industrial Automation        14
eMoog.com                    18
Board of Directors           20
Form 10K                     21
Investor Information         50

Financial Highlights
(dollars in thousands except
per share data)

Net Sales
1999      $630,034
1998      $536,612
1997      $455,929
1996      $407,237
1995      $374,284

Net Earnings
1999      $24,431
1998      $19,268
1997      $13,606
1996      $10,709
1995      $7,761

Net Earnings Per Share
1999      $2.70
1998      $2.26
1997      $1.88
1996      $1.40
1995      $.99

Total Assets
1999      $798,476
1998      $559,325
1997      $490,563
1996      $449,558
1995      $424,957


Indebtedness - Senior
1999      $256,110
1998      $85,614
1997      $118,245
1996      $91,262
1995      $170,361

 - Subordinated
1999      $120,000
1998      $120,000
1997      $120,000
1996      $120,000
1995      $19,400

Shareholders' Equity
1999      $211,770
1998      $191,008
1997      $114,191
1996      $104,743
1995      $108,636

Capital Expenditures
1999      $26,439
1998      $22,688
1997      $13,713
1996      $10,885
1995      $10,232

Depreciation and Amortization
1999      $30,602
1998      $22,665
1997      $21,267
1996      $19,632
1995      $19,675

Backlog
1999      $336,857
1998      $314,253
1997      $280,364
1996      $243,310
1995      $237,941

Graphs inserted which show consolidated sales, operating profit and net earnings in millions of dollars as follows:

                    FY1999         FY1998         FY1997
Sales                  630            537            456
Operating profit        73             59             51
Net earnings            24             19             14

Chairman's Letter

Fiscal Year 1999

Shareholders, Employees and Friends:

Fiscal '99 was the fifth straight year of double-digit earnings growth for Moog. Net earnings and earnings per share increased
24% and 19%, respectively, on a 17% sales increase.

Our results were all the more remarkable when contrasted with disappointments experienced by some of our aerospace industry customers and peers. Aviation Week, in its Market Focus column, described our performance as being "in sharp contrast" to other aerospace subcontractors. Our '99 experience differed for several reasons. Let's focus on four.

First of all, we take our highly refined technical specialties to a variety of diverse markets. Our success depends on conditions in defense, commercial aerospace, and many industrial sectors in the U.S. and overseas. This year, weakness in the production of commercial airplanes, telecommunication satellites and injection molding machines was offset by strength in satellite launch vehicles, missile defense systems and turbine controls. Overseas, our results in Europe were much improved and our turnaround in Asia was amazing.

Secondly, in early '99, we closed on three acquisitions: Hydrolux Sarl, Microset srl and the Montek division of Raytheon Aircraft. Montek had a larger impact on fiscal '99 than anything else. The additional revenues provided a big increase in our Aircraft group despite the production of fewer airplanes at Boeing and the end of deliveries on the F-15 and the B-2.

Thirdly, we have a carefully maintained discipline for providing visibility at all management levels on cost and contract performance. We don't like surprises. We know from experience that when a problem exists, the facts are known at some level in the organization. Our process illuminates a problem as soon as it occurs so that all our Company's resources can be brought to bear.

Lastly, and most importantly, our '99 results were achieved because we have an extraordinary organization of people who are experienced and dedicated, and willing to make personal sacrifices to get the job done and, in '99, they did. Let's review some of the highlights.

Early in '99, we signed three very important multi-year contracts with Boeing. The biggest was an agreement that covers deliveries of all our commercial airplane products through 2008. It establishes pricing for the existing portfolio of products, including those that came with Montek, and it includes new business as well - the trailing edge transmissions on the 777 and the leading edge actuators for the 767. This new business will largely offset the slightly lower production rates for Boeing's 7-series aircraft in fiscal 2000.Taken altogether, this contract could approach $700 million. The next contract covered 170 shipsets of flight controls for the V-22 Osprey, delivered over six years. It will exceed $200 million. Lastly, our future in the helicopter business was stabilized by a $15 million contract for delivery of flight controls for six shipsets of pre-production RAH-66 Comanches.

We'll go a long way to win a new job in the military aircraft business. In '99, we won the maneuvering leading edge on the Korean KTX-2 Trainer. The initial contract is worth $6.7 million, but it'll be worth $30 million if all 99 aircraft are built.

Buying Montek stimulated a new emphasis for us on regional aircraft and business jets. The acquisition brought us spoiler actuators on the Raytheon Premier and an entire suite of flight control actuation on Raytheon's Hawker Horizon. A few months after the acquisition, we won all the flight control actuation on Bombardier's Continental. We're hopeful that these new relationships with Raytheon and Bombardier will develop as a strong complement to our positions at Boeing and Lockheed.

Overall, our Aircraft revenues increased by 19% in '99, and we maintained margins in spite of heavy research and development in the Joint Strike Fighter. Aftermarket continued to build, amounting to nearly 35% of Aircraft segment revenues. Sales in our Satellite and Launch Vehicle segment were up 18% in fiscal '99, fueled by increases in steering controls for launch vehicles, particularly Titan IV and Delta IV. In addition, we were awarded contracts to develop steering controls for the National Missile Defense Launch Vehicle and flight controls for the Space Station Crew Return Vehicle. Although Montek's revenues are mostly aircraft-related, they include some tactical missile programs like Hellfire, TOW, and AGM-142.

Within the same segment, satellite sales for propulsion controls, solar array drives, and antenna pointing mechanisms were a disappointment in fiscal '99. Commercial failures of Iridium(tm) and ICO slowed the development of further LEO constellations, perhaps indefinitely. Nevertheless, in fiscal 2000 we're looking for an upturn in satellite revenues because of a new award on the Lockheed Martin A2100 bus and a long term supply agreement with DASA in Europe.

Overall, our Industrial business grew 15% in '99. Much of the growth came from the Hydrolux and Microset acquisitions. Beyond that, we saw impressive and sustainable growth in power generating turbine controls. Sales to customers building plastics forming machines, including Husky, were slower than we hoped but are expected to improve in 2000. Also in '99, we delivered 22 mobile motion simulators for MCA-Universal's Spiderman attraction at their Islands of Adventure Theme Park. These are remarkable machines choreographed to Universal's extraordinary visual effects. They provide theme park customers with experiences described by enthusiasts as "unforgettable".

We look forward to the next century with optimism and confidence. Consolidation in aerospace and in many industrial sectors has strengthened our market position. Our acquisitions have broadened what we offer to many key customers and are part of the reason that, since '96, our revenues have increased by 50%.In terms of operational performance, market position, and the achievement of financial targets, we're delighted with the progress to date.

The one major disappointment in our overall picture is the price of our A stock. In January of '98, having just reported fiscal '97 results of $1.88 per share, we issued 1.8 million new shares at $34 3/8. In this report, we're describing results that are a 43% improvement over '97, and, if we were enjoying a similar P/E ratio, we'd see a stock price of close to $50 per share.

There may be several factors responsible for our P/E compression, but we think there are three major ones. We believe that disappointing results by some industry leaders in aerospace have pushed our sector out of favor. We're hopeful that, with the help of Aviation Week and a number of highly regarded industry analysts, Moog will be recognized as an exception.

Secondly, we share the fate of many well-performing small cap companies, ignored for the time being by some of the major investment funds. We believe the time will come when the market will look more favorably on small caps.

Finally, we have not yet been swept up in the dot com euphoria. The world is just learning of the capabilities of our web site - www.moog.com. Page 18 of this report describes our e-commerce capabilities. When users discover that they can specify and select servovalves and electric actuators on our web site, we'll probably have to change our name to eMoog.com, and then the sky will be the limit.


Respectfully submitted,

R. T. Brady

Moog Technology

Everyone appreciates the breathtaking advancement in computers and software. Just as computers have revolutionized information technology, they have also revolutionized controls in aircraft, satellites and industrial machinery. This phenomenon works in our favor. Our principal products are servoactuators that take the information generated by computers and then make something happen.The inputs to our products are tiny electrical signals emanating from control computers. Advancements in computer technology enhance the capabilities of our products and their relevance in today's industrial society.

The diagram below describes conceptually the relationship between the control computer and our servoactuator.

For those interested in a more detailed description: An electrohydraulic servocontrol system consists of six elements indicated in the diagram below: control electronics which may be a computer, microprocessor or guidance system and which create a command input signal; a servoamplifier which provides a low power electrical actuating signal which is the difference between the command input signal and the feedback signal generated by the feedback transducer; a servovalve which responds to this low power electrical signal and controls the high power flow of hydraulic fluid to an actuation element such as a piston and cylinder which positions the device being controlled; and a power supply, generally an electric motor and pump, which provides the flow of hydraulic fluid under high pressure. The feedback transducer measures the output of the system and converts this measurement into a proportional signal which is sent to the servoamplifier. The concepts are similar in electromechanical systems wherein an electric drive and ballscrew are used instead of a servovalve and actuator.

This cutaway of an actuator shows the piston which moves inside the cylinder in response to the pressure and flow control of the servovalve. The piston extends and retracts, providing the motion or force commanded by the computer.

Military and Commercial Aircraft

Moog is the dominant supplier of primary and secondary flight control actuation on U.S. military aircraft. In recent years, our market share has been increasing due to our positions on the V-22 and the F-18, and our potential on the Joint Strike Fighter. In commercial airplanes, our position is similarly dominant at Boeing, and we have recently stepped up our pursuit of regional and business jets at Bombardier and business jets at Raytheon. In the U.S., our revenues will continue to grow because of our increasing market share and our strength in aftermarket revenues.

Military Aircraft: 22% of '99 sales/FY'00 Forecast Sales:  $144 million

Commercial Aircraft: 26% of '99 sales/FY'00 Forecast Sales:  $165 million



Military and Commercial Aircraft

Products
- Primary and secondary flight control actuation using hydraulic, mechanical and electrohydrostatic technologies
- Flight control servovalves
- Engine control servovalves and servoactuators
- Stabilizer trim controls and elevator feel systems
- --Active vibration control systems
- --Wingfold and weapons bay actuation systems

Major Programs

Military Aircraft:
- F/A-18E/F, V-22, F-16, Japanese F-2, Korean KTX-2, Joint Strike
Fighter, C-27J, C-295, Tornado, Eurofighter-Typhoon

Large Commercial Airplanes:
- Boeing 737, 747, 757, 767,777, Airbus A330, A340
Regional Aircraft:
- DHC-8-400

Business Jets:
- Citation X, Premier 1, Hawker Horizon, Gulfstream IV,
Continental, Challenger 601

Military and Commercial Helicopters:
- Blackhawk, Seahawk, RAH-66, EH-101, S-92

Military Engine Controls:
- F-404, F-414, F-110, F-119,EJ200, AE2100, T406,RTM322

Commercial Engine Controls:
- CF-6, GE90, V2500, RB211 and Trent, Honeywell APU's, PW 901

Competitive Advantages
- Unparalleled experience in design of primary and secondary flight control actuation, both in the U.S. and overseas
- Complete actuation system integration capability
- State-of-the-art technology in flight controls, engine controls and active vibration
- World-class manufacturing facilities staffed with skilled,experienced and dedicated work force
- Focused, highly-responsive aftermarket support organization

Competitors
Electrohydraulic Actuation:
- Parker Hannifin, Teijin Seiki, Dowty

Mechanical Actuation:
- Curtiss-Wright, Dowty

Strategies & Initiatives
- Maintain leading-edge technology in flight control, engine control and active vibration controls
- Align business plans with customer objectives
- Partner with prime contractor R&D centers
- Continue emphasis on reduced development cycle for new products
- Continue pursuit of process improvement and cost reduction
- Maintain the world's most responsive aftermarket support services

Market Developments
- The F/A-18E/F and the V-22 continue to ramp up in production
- Boeing production rate stabilizes at sustainable level
- Awarded new work on Boeing's 767 and 777
- Regional aircraft and business jets become the near-term growth opportunity
- Awarded primary and secondary flight controls on the Bombardier Continental business jet
- Success on both Joint Strike Fighter Concept Demonstrator programs insures long-term position

Graphs inserted which show Aircraft sales and operating profit in millions of dollars as follows:

                    FY1999         FY1998         FY1997
Sales                  302            254            226
Operating profit        37             29             31


Satellites and Launch Vehicles
17% of '99 sales/FY'00 Forecast Sales:  $111 million

Sales grew 18% in the Satellites and Launch Vehicles business in fiscal '99.

 Fueling the increase was a surge in revenues for launch vehicles and missiles, which more than offset the general slowdown in satellite construction. During the year, we won positions on National Missile Defense and the Space Station Crew Return Vehicle as well as additional applications on the Lockheed Martin A2100 satellite bus. In addition, Moog's divert and attitude control valves played a critical role in the successful intercepts by both the THAAD and EKV missiles.

These successes and opportunities, coupled with a relatively stable ongoing business, support our optimism for fiscal 2000.

Satellites and Launch Vehicles
Products
- Thrust vectoring controls for engines on launch and space vehicles
- Fin controls for missiles
- Thruster valves, isolation valves, regulators and integrated manifolds for satellite propulsion control
- Electric propulsion propellant management systems for satellites
- Solar array drives and antenna pointing mechanisms

Major Programs
Satellite Propulsion:
- HS-601, HS-702, A2100,FS1300, Eurostar, Spacebus,IridiumTM,
GlobalStar

Launch and Space Vehicle Steering and Propulsion Controls:
- Titan IV, Atlas Centaur, Ariane, Trident II, Space Shuttle,
Delta IV, Pegasus, Taurus, National Missile Defense, Space
Station X38 Crew Return Vehicle, Hyper X Space Plane

Missile Steering Controls:
- SM2-IV, VLASROC, Maverick, Patriot, Aspide, Sea Dart, Penguin,
Aster 15 and 30, Apache, Storm Shadow, Arbizon, MQM 170-B, C-22
Drone, KEPD 350, Hellfire, Longbow, THAAD, EKV, AGM-142, TOW


Space Station Components:
- Fluid quick disconnects, truss assembly actuators,fluid transfer couplings

Electric Propulsion:
- Propellant Management Assembly for Loral
- NASA Deep Space One Xenon Feed System
- Hughes XIPS Regulator
- Xenon resistojet and cathode development

Satellite Motion Control:
- IridiumTM solar array drives
- Japanese Experimental Module Intersatellite Communications
System
- ILAS and GLI instruments on ADEOS 2

Competitive Advantages
- Unparalleled experience in design and manufacture of launch vehicle steering controls and satellite propulsion controls
- Leading edge technology in electric propulsion
- The most extensive experience in actuation for deploying satellite solar arrays and antennas
- World-class manufacturing facilities staffed with skilled,experienced and dedicated work force

Competitors
Launch Vehicle and Missile Steering Controls:
- Honeywell, HR Textron, Parker, Lucas

Satellite Propulsion Controls:
- Vacco, Wright Components

Launch Vehicle Propulsion Controls:
- Marotta, Ketema

Satellite Motion Control:
- Tecstar, Honeywell, MPC

Market Developments
- National Missile Defense has become a high priority for DoD
- The EELV competition between Delta IV and Atlas V begins - Moog is baselined on both teams

- Prospects for LEO satellite constellations fade and GEO satellite construction stabilizes
- We've signed a long term supply agreement with DASA in spite of export license issues

Strategies & Initiatives
- Continue the advance of electromechanical capability for launch vehicles and missiles
- Increase use of automated test stands to reduce costs
- Continue implementation of next-generation cleanliness equipment and techniques
- Move from components to sub-systems in GEO satellite construction
- Support satellite and launch vehicle manufacturers on a worldwide basis

Graphs inserted which show Satellites and Launch sales and operating profit in millions of dollars as follows:

                    FY1999         FY1998         FY1997
Sales                  110             94             66
Operating profit        13             10              9


Industrial Automation

Moog began manufacturing industrial products 40 years ago.In 1959, we introduced our first industrial servovalve which has become the world's standard for high-performance hydraulic actuation. Over the years, we migrated upstream to produce the electronic controls for servo systems, and then expanded our base to include electric drives and electromechanical systems. Today, we provide both standard and customized servovalves and electric drives as components, as well as integrated hydraulic and electromechanical sub-systems. Many of our customers are global market leaders in particular product specialties and many are increasing their global market share, continuing to grow in spite of fluctuations in market conditions for capital goods.

Industrial Hydraulics: 24% of '99 sales/FY'00 Forecast Sales:
$163 million

Electronics and Drives: 11% of '99 sales/FY'00 Forecast Sales:
$77 million

Industrial Hydraulics, Electronics and Drives

Products

Hydraulics:
- Every type of servovalve and proportional valve
- Actuation packages - high performance and conventional cylinders
- Customized, integrated manifold packages

Electromechanical:
- --Brushless servomotors and programmable servodrives
- --Electromechanical servoactuator packages(linear and rotary)
- --Electronic controls for specialized automated machinery
- --Electrically actuated motion simulators and platforms

Major Applications
Hydraulics:
- Electrical feedback servovalves for control of clamp and injection operations on plastic injection molding equipment
- Mechanical feedback and direct drive valves for parison control, and electrical feedback valves for motion control in plastic blow molding machines and for control of rolls in paper machinery
- Fuel metering and vane actuation controls for gas turbines
- --Steam bypass and override controls for steam turbines
- --Hydraulic actuators and servovalves for fatigue testing systems
- --Electrical and mechanical feedback servovalves for coil box, gauge control, mold oscillator, side guide and down coiler control of steel and aluminum mill equipment
- --Control loading and motion platform actuators for flight training and entertainment simulators
- --Vane and nozzle positioning of water turbines
- --Formula 1 race car control systems
- --Six-degree-of-freedom entertainment motion platforms with 2,000 to 9,000 pounds of capacity

Major Applications
Electromechanical:
- Electric drives for assembly robots, metal forming machines, material handling robots and packaging machines
- Custom controls for Tuftco carpet tufting machines
- Full performance total machine controllers for injection molding and blow molding machines
- --Electric gun positioning,ammunition-handling, and radar platform actuation for military vehicles
- --Tilting controls for high-speed trains
- --Four- and six-degree-of-freedom motion platforms with capacities between 2,000 and 13,000 pounds for the entertainment and vehicle training markets
- --Special entertainment platforms for theme parks
- --Electric actuation for control of injection and blow molding machines
- --Vane positioning in gas turbines
- --Adaptive control for automatic profiling in injection molding

Competitive Advantages
- Leading edge technology in industrial automation
- Worldwide application engineering to optimize custom solutions
- Focus on product reliability supported by worldwide service facilities
- World-class manufacturing facilities staffed with skilled, experienced and dedicated work force

Competitors
Servovalves:
- Bosch, Rexroth

Electric Drives:
- Indramat, Pacific Scientific, Custom Servo Motors, Kollmorgen

Electronic Controls:
- Siemens, Barber Colman, Gefran

Electric Simulators:
- Fokker, Hydrodyne

Strategies & Initiatives
- Continue development of leading edge technology
- Pursue forward integration of products in selected market applications
- Consolidate production in global manufacturing centers
- Focus factories and processes to shorten lead times
- Expand global capabilities for support and service

Market Developments
- European sales stabilize and Asia recovers faster than anticipated
- Turbine controls provide fastest revenue growth
- Growth in plastics machine market slows and shift begins from hydraulic to electromechanical controls
- Train tilting for high speed trains goes electric
- MCA-Universal and Disney begin shift to electric actuation

Graphs inserted which show Industrial sales and operating profit in millions of dollars as follows:

                    FY1999         FY1998         FY1997
Sales                  218            189            164
Operating profit        23             20             11


eMoog.com
eMoog.com

With all the attention paid these days to e-commerce and the internet, it seems timely to describe our current state in information management. We've organized the summary in three sections: Enterprise Resource Planning, CAD/CAM, and Net Communications.

ERP: ENTERPRISE RESOURCE PLANNING

Ten years ago, before ERP was a term of art, Moog set out to develop an information infrastructure that would tie together our 20 worldwide locations. It would integrate sales, engineering, manufacturing, quality assurance, cost management and finance. It had to satisfy public accounting standards for SEC reporting and government accounting standards for long term government contracting.

A multi-function team analyzed the Company's needs, researched the available software, and selected a basic package provided by Western Data Systems. The original installation and modification of the WDS package took two years. Since then, the Moog Business System has been installed in our acquired companies and in the largest of our overseas facilities. Our objective of integrating our Company on one set of systems is close to complete. We now have in place the information infrastructure that many companies are just now spending millions to emulate.

CAD/CAM

While we've been perfecting the ability of Moog's Business System to schedule, monitor, and report activities within the Company, another computer-based evolution has come of age. We began Computer-Aided Design (CAD) over 20 years ago. In 1988, we began our second-generation implementation. We committed our Company to Unigraphics and began integrating the CAD portion with Computer-Aided Manufacturing (CAM) in a serious way. The objective has finally been achieved wherein a design engineering team, including the designer, manufacturing engineer, quality engineer, and assembly and test specialist, and sometimes the cell machinist who will make the part, can huddle around CAD stations and jointly design a mechanical part. The design will be downloaded directly to an NC machine and chips will be cut without ever committing the design to paper. The evolution of this process is as much cultural as technological. The result is that the cycle time to design and develop flight control actuators for the Joint Strike Fighter was reduced by over 50%.

WORLD WIDE WEB

Since we think of ourselves as an engineering-based manufacturing company that solves difficult motion control problems in direct contact with customers, it wasn't clear how much benefit we would gain when we first published - www.moog.com. However, our web site has grown from a simple collection of financial materials such that we now offer on-line modeling of servovalves and electric actuators. A number of our standard products can be selected for purchase anywhere in the world simply by entering our web site. So, we're joining the e-commerce generation hoping that some of the dot-com glamour spills over onto our P/E and our stock price.

THE EXTRANET

Where are we headed? The next step will be an interactive site where Moog's engineers will work directly with customers, exchanging technical details about our products and our manufacturing processes. Customers will access databases that will replace cartons of printed data that are often delivered with our products. Maintenance manuals will be updated on this site, making the most recent information instantly available. E-commerce has come to Moog in the same fashion that it's coming to General Motors and Ford and all of the much-publicized internet retailers. The potential for improved efficiency in the interaction between suppliers and customers has only begun to be tapped. The advances achieved in recent years and available in the very near future are nothing short of unbelievable. It's an exciting time.

Directors and Officers

Robert T. Brady
Chairman of the Board
Chief Executive Officer
President

Richard A. Aubrecht
Vice Chairman of the Board
Vice President
Strategy and Technology

Robert R. Banta
Executive Vice President
Chief Financial Officer
Director

William P. Burke
Treasurer

Warren B. Cutting
Director Emeritus

John B. Drenning
Secretary
Partner, Phillips Lytle et al

Donald R. Fishback
Controller
Principal Accounting Officer

James L. Gray
Director
Retired Executive

Joe C. Green
Executive Vice President
Chief Administrative Officer
Director

John D. Hendrick
Director
President,
Okuma America Corporation

Philip H. Hubbell
Vice President
Contracts and Pricing

Stephen A. Huckvale
Vice President
International Group

Kraig H. Kayser
Director
President and CEO
Seneca Foods Corporation

Robert H. Maskrey
Executive Vice President
Chief Operating Officer
Director

Albert F. Myers
Director
Vice President and Treasurer
Northrop Grumman

Peter P. Poth
Director
Retired Executive

Richard C. Sherrill
Vice President
Systems Group


Worldwide Locations

Moog Inc.
Headquarters
East Aurora, New York, USA

Moog Aircraft Group
Salt Lake Operations
Salt Lake City, Utah, USA

Moog Aircraft Group
Torrance Operations
Torrance, California, USA

Moog Systems Group
Schaeffer Magnetics Division
Chatsworth, California, USA

Moog-Hydrolux
Hydraulic Systems Inc.
East Aurora, New York, USA

Moog Argentina
Buenos Aires, Argentina

Moog Australia Pty. Ltd.
Mulgrave, Australia

Moog do Brasil
Controles Ltda.
Sao Paulo, Brazil

Moog Control System
(Shanghai) Co., Ltd.
Shanghai, People's Republic of China

Moog Buhl Automation
Copenhagen, Denmark

Moog Controls Ltd.
Tewkesbury, England

Moog OY
Espoo, Finland

Moog S.A.R.L.
Rungis, France

Moog GmbH
Boblingen, Germany

Moog Controls
Hong Kong Ltd.
Hong Kong

Moog Controls
(India) Pvt. Ltd.
Bangalore, India

Moog International
Financial Services
Center Ltd.
Dublin, Ireland

Moog Ltd.
Ringaskiddy, Ireland

Moog Microset s.r.l.
Brescia, Italy

Moog Italiana s.r.l.
Malnate, Italy

Moog Japan Ltd.
Hiratsuka, Japan

Moog Hydrolux S.a.r.l.
Luxembourg

Moog Controls
Corporation
Baguio City, Philippines

Moog Korea Ltd.
Kwangju-kun, South Korea

Moog Singapore Pte. Ltd.
Singapore

Moog Sarl
Sucursal En Espana
Orio, Spain

Moog Norden A.B.
Askim, Sweden

                                             Exhibit 23(ii)


                 CONSENT OF INDEPENDENT AUDITORS



The Board of Directors
Moog Inc.:


We consent to incorporation by reference in the Registration Statements (Nos. 33-20069, 33-36721, 33-36722, 33-33958,
33-62968, 33-57131, 333-73439 and 333-85657) on Form S-8 of Moog
Inc. of our report dated November 4, 1999 relating to the consolidated balance sheets of Moog Inc. and subsidiaries as of September 25, 1999 and September 26, 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows and the related schedule for each of the years in the three-year period ended September 25, 1999, which report appears in the September 25, 1999 annual report on Form 10-K of Moog Inc.



                                        KPMG LLP


Buffalo, New York
December 21, 1999

               [PricewaterhouseCoopers Letterhead]



MOOG Inc.
East Aurora, New York 14052-0018
U.S.A.


                Consent of Independent Auditors'


          We consent to the incorporation by reference in the Registration Statement of Moog Inc. on Form S-8 of our report dated November 12, 1999 on our audits of the consolidated financial statements of MOOG GmbH (a wholly-owned subsidiary of MOOG Inc.) and subsidiary as of September 30, 1999 and 1998 and for the years then ended, which report is included in this Annual Report on Form 10-K of Moog Inc.

Stuttgart Germany
December 17, 1999


PricewaterhouseCoopers

               [PricewaterhouseCoopers Letterhead]

                                             12 November 1999


MOOG Inc.
East Aurora, New York 14052-0018
United States of America

                  Independent Auditors' Report

The Board of Directors
MOOG Inc.

We have audited the consolidated balance sheets of MOOG GmbH (a wholly-owned subsidiary of MOOG Inc.) and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of earnings and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MOOG GmbH and subsidiary as of September 30, 1999 and 1998 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental information in the reporting package and the Hyperion submission are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


PricewaterhouseCoopers
Stuttgart/Germany