Form 10-Q
period 1999-12-31
MOOG INC
filed 2000-02-14
CIK 67887

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-Q
                                 --------------
(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                 --------------

        For the transition period from ______________ to ______________

                         Commission File Number: 1-5129


                                     MOOG INC.
             (Exact name of registrant as specified in its charter)



       NEW YORK STATE                            16-0757636
-------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. employer identification no.)
incorporation or organization)


       EAST AURORA, NEW YORK                     14052-0018
-------------------------------------------------------------------------
(Address of principal executive offices)         (Zip code)


              TELEPHONE NUMBER INCLUDING AREA CODE: (716) 652-2000


-------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| No | |

The number of shares outstanding of each class of common stock as of February 7, 2000 were:

Class A Common Stock, $1.00 par value                         7,338,842 shares
Class B Common Stock, $1.00 par value                         1,564,561 shares

                                    MOOG INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Condensed Balance Sheets
                  December 31, 1999 and September 25, 1999               3

                  Consolidated Condensed Statements of Earnings
                  Three Months Ended December 31, 1999 and 1998          4

                  Consolidated Condensed Statements of Cash Flows
                  Three Months Ended December 31, 1999 and 1998          5

                  Notes to Consolidated Condensed Financial
                  Statements                                             6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9-12

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                            12


PART II. OTHER INFORMATION                                               13

SIGNATURES                                                               14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                   MOOG INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             UNAUDITED                Audited
                                                               As of                   As of
                                                            December 31,           September 25,
                                                              1999                     1999
                                                           ------------            ------------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents .......................  $  7,515                $  9,780
         Receivables .....................................   218,040                 212,279
         Inventories (note 2) ............................   155,457                 152,246
         Deferred income taxes ...........................    29,093                  29,097
         Prepaid expenses and other current assets .......     6,766                   3,413
                                                            --------                 -------
            TOTAL CURRENT ASSETS .........................   416,871                 406,815

PROPERTY, PLANT AND EQUIPMENT, NET .......................   186,768                 188,918
GOODWILL, NET ............................................   185,204                 184,368
OTHER ASSETS .............................................    18,444                  18,375
                                                            --------                 -------
TOTAL ASSETS .............................................  $807,287                $798,476
                                                            ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
         Notes payable ...................................  $  5,058                $  5,831
         Current installments of long-term debt ..........    20,283                  20,787
         Accounts payable ................................    43,596                  36,373
         Accrued salaries, wages and commissions .........    32,291                  39,167
         Contract loss reserves ..........................    22,319                  24,741
         Accrued interest ................................     6,367                  10,587
         Federal, state and foreign income taxes .........     8,495                   9,181
         Other accrued liabilities .......................    29,440                  27,347
         Customer advances ...............................    10,066                   7,834
                                                            --------                --------
             TOTAL CURRENT LIABILITIES ...................   177,915                 181,848

LONG-TERM DEBT, excluding current installments
         Senior debt .....................................   235,939                 229,492
         Senior subordinated notes .......................   120,000                 120,000

OTHER LONG-TERM LIABILITIES ..............................    56,775                  55,366
                                                            --------                --------
             TOTAL LIABILITIES ...........................   590,629                 586,706
                                                            --------                --------

SHAREHOLDERS' EQUITY (note 4)

         Preferred stock .................................       100                     100
         Common stock ....................................    10,889                  10,889
         Other shareholders' equity ......................   205,669                 200,781
                                                            --------                --------
               TOTAL SHAREHOLDERS' EQUITY ................   216,658                 211,770
                                                            --------                --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $807,287                $798,476
                                                            ========                ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                    MOOG INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED
                                                    DECEMBER 31,
                                              1999               1998
                                              ----               ----
Net sales ............................   $   157,284       $   148,444
Cost of sales ........................       109,035           102,673
                                         -----------       -----------
Gross profit .........................        48,249            45,771

Research and development .............         6,089             9,243
Selling, general and administrative ..        24,656            22,757
Interest .............................         7,932             5,444
Other income, net ....................          (148)             (199)
                                         -----------       -----------
Earnings before income taxes .........         9,720             8,526

Income taxes .........................         3,402             2,899
                                         -----------       -----------
Net earnings .........................   $     6,318       $     5,627
                                         ===========       ===========
Earnings per share (note 3)
     Basic ...........................   $      0.71       $      0.63
                                         ===========       ===========
     Diluted .........................   $      0.70       $      0.62
                                         ===========       ===========
Average common shares outstanding (note 3)
     Basic ...........................     8,905,175         8,926,162
                                         ===========       ===========
     Diluted .........................     8,993,260         9,059,509
                                         ===========       ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                   MOOG INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                   Three Months Ended
                                                                       December 31,

                                                                     1999           1998
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ............................................  $     6,318     $    5,627
   Adjustments to reconcile net earnings
   to net cash (used) provided by operating activities:
        Depreciation and amortization ......................        7,619          6,614
        Working capital and other ..........................      (16,885)          (472)
                                                              -----------     ----------
        NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES           (2,948)        11,769
                                                              -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of businesses, net of cash acquired ........           --       (171,773)
   Purchase of property, plant and equipment ...............       (3,918)        (6,431)
   Proceeds from sale of assets ............................          335          2,619
   Other ...................................................           --             71
                                                              -----------     ----------
        NET CASH USED BY INVESTING ACTIVITIES ..............       (3,583)      (175,514)
                                                              -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from notes payable ........................       (1,360)         1,090
    Net proceeds from revolving lines of credit ............       12,000         89,000
    Proceeds from long-term debt ...........................           14         75,016
    Payments on long-term debt .............................       (5,540)        (1,060)
    Other ..................................................         (614)          (451)
                                                              -----------     ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                   4,500        163,595
                                                              -----------     ----------

Effect of exchange rate changes on cash ....................         (234)            (3)
                                                              -----------     ----------
DECREASE IN CASH AND CASH EQUIVALENTS ......................       (2,265)          (153)
Cash and cash equivalents at beginning of period ...........        9,780         11,625
                                                              -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................  $     7,515     $   11,472
                                                              ===========     ==========
CASH PAID FOR:
    Interest ...............................................  $    12,108     $    7,233
    Income taxes ...........................................        2,490          1,389

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Leases capitalized, net of leases terminated ...........  $        --     $       --
    Acquisitions of businesses:
        Fair value of assets acquired ......................  $        --     $  219,857
        Cash paid ..........................................           --        172,788
                                                              -----------     ----------
             Liabilities assumed ...........................  $        --     $   47,069
                                                              ===========     ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                    MOOG INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1999

                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of December 31, 1999 and the results of its operations and cash flows for the three months ended December 31, 1999 and 1998. The results of operations for the three months ended December 31, 1999 and 1998 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 25, 1999.

2.       INVENTORIES

Inventories  are  stated  at the lower of cost or  market  using  the  first-in,
first-out  (FIFO)  method  of  valuation.   Inventories  are  comprised  of  the
following:

                                          December  31,      September 25,
                                             1999                1999
                                             ----                ----
   Raw materials and purchased parts      $ 53,741           $ 40,684
   Work in process                          77,002             87,925
   Finished goods                           24,714             23,637
                                          --------           --------
                                          $155,457           $152,246
                                          ========           ========

3.        EARNINGS PER SHARE

Basic and diluted weighted-average shares outstanding are as follows:


                                                  Three Months Ended
                                                     December 31,
                                                 1999         1998
                                                 ----         ----
    Weighted-average shares
          outstanding-Basic                  8,905,175      8,926,162
    Stock options                               80,893        125,201
    Convertible preferred stock                  7,192          8,146
                                             ---------      ---------
    Shares outstanding-Diluted               8,993,260      9,059,509
                                             =========      =========

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

4.        SHAREHOLDER'S EQUITY

The changes in shareholders' equity for the three months ended December 31, 1999 are summarized as follows:


                                                             Number of Shares
                                                             ----------------

                                                                     Class A         Class B
                                                   Preferred         Common          Common
                                         Amount     Shares           Stock           Stock
                                         -----      ------           -----           -----
PREFERRED STOCK
Beginning and end of period .........   $    100     100,000
                                        --------
COMMON STOCK
Beginning of period .................     10,889                    8,427,311      2,461,812
Conversion of Class B to Class A ....          -                           92            (92)
                                        --------                    ---------      ---------
End of period .......................     10,889                    8,427,403      2,461,720
                                        --------                    ---------      ---------
ADDITIONAL PAID-IN CAPITAL
Beginning of period .................    102,778
Issuance of Treasury shares at
less than cost ......................        (55)
                                        --------
End of period .......................    102,723

RETAINED EARNINGS
Beginning of period .................    132,104
Net earnings ........................      6,318
Preferred stock dividends............         (2)
                                        --------
End of period .......................    138,420
                                        --------

TREASURY STOCK
Beginning of period .................   (32,589)     (16,229)     (1,101,418)      (878,176)
Treasury stock issued ...............       307            -          19,000          2,469
Treasury stock purchased ............      (866)           -          (9,383)       (15,500)
                                       --------      -------       ---------      ---------
End of period .......................   (33,148)     (16,229)     (1,091,801)      (891,207)
                                       --------      -------       ---------      ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period .................    (1,512)
Foreign currency translation ........      (814)
                                       --------
End of period .......................    (2,326)
                                       --------

TOTAL SHAREHOLDERS'                    --------        ------      ---------      ---------
EQUITY ..............................  $216,658        83,771      7,335,602      1,570,513
                                       ========        ======      =========      =========
COMPREHENSIVE INCOME
Net earnings ........................   $ 6,318
Adjustment from foreign currency
  translation .......................      (814)
                                        -------
Total comprehensive income ..........   $ 5,504
                                        =======

5.       SEVERANCE LIABILITY

In connection with the November 1998 acquisition of Raytheon Aircraft Montek Company (Montek), the Company finalized a formal plan for integrating the operations of Montek and informed the affected employees. The Company established a $3,800 liability for severance and other related costs associated with involuntary termination of employees. The balance of the liability at December 31, 1999 was $1,345. Activity during the current quarter included $266 of payments and a $1,260 reduction to the liability with a corresponding adjustment to goodwill. The plan is expected to be completed by May 2001.

6.       SEGMENT INFORMATION

Below are the sales and operating profit by segment for the three months ended December 31, 1999 and 1998 and a reconciliation of segment operating profit to earnings before income taxes.

                                                  Three Months Ended
                                                     December  31,

                                             1999                1998
                                             ----                ----
Sales

Aircraft Controls ....................... $ 77,235           $ 73,101
Satellite and Launch Vehicle Controls ...   28,375             22,769
Industrial Controls .....................   51,674             52,574
                                          --------           --------
   Total sales .......................... $157,284           $148,444
                                          ========           ========

Operating Profit and Margins

Aircraft Controls ....................... $10,627            $ 8,207
                                            13.8%              11.2%
Satellite and Launch Vehicle Controls ...   4,006              2,174
                                            14.1%               9.5%
Industrial Controls .....................   5,046              5,969
                                             9.8%              11.4%
                                          -------            -------
     Total operating profit .............  19,679             16,350
                                            12.5%              11.0%

Deductions from Operating Profit:

     Interest expense ....................  7,932              5,444
     Corporate expenses ..................  2,059              2,254
     Other income, net ...................    (32)               126
                                          -------            -------
Earnings before Income Taxes .............$ 9,720            $ 8,526
                                          =======            =======

Total segment assets at December 31, 1999 were $776,907 compared to $769,643 at September 25, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN THE COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1999.]

RESULTS OF OPERATIONS

CONSOLIDATED

Sales for the current quarter were $157 million, up 6% from $149 million in the same period of 1999. Montek, which was purchased on November 30, 1998, provided $14 million of incremental sales in the current quarter, primarily Boeing 7-series hardware and, to a lesser extent, tactical missile controls. This increase, along with increased revenues on the Titan IV launch vehicle program, helped offset decreases on the B-2 bomber and F-15 fighter aircraft programs, which are winding down, and lower production rates at Boeing.

Cost of sales as a percentage of sales of 69.3% in the current quarter was comparable to the first quarter of 1999. A favorable aftermarket mix and lower wage and benefit costs had a favorable affect on cost of sales. These improvements were offset by lower sales volumes in electric controls and the redeployment of resources in Aircraft Controls from research and development to production, as the efforts expended on developing next generation aircraft flight controls wind down.

Research and development expenses decreased to $6 million in the current quarter as compared to $9 million in the same quarter a year ago primarily due to the winding down of efforts related to the development of next generation aircraft flight controls. A portion of the costs associated with those efforts has been redirected to either production or sales-support.

Selling, general and administrative expenses were $25 million, or 15.7% of net sales, in the current quarter as compared to $23 million, or 15.3% of net sales, in the same period a year ago. The increase in dollar terms is due primarily to the acquisitions that took place during the first quarter of last year.

Interest expense increased $3 million in the current quarter to $8 million from $5 million a year ago due to indebtedness incurred to finance the 1999 first quarter acquisitions.

The Company's effective tax rate for the current quarter was 35% compared to 34% a year ago. The current quarter tax rate reflects higher projected earnings.

Basic earnings per share (EPS) was $.71 in the current quarter compared to $.63 a year ago. Diluted EPS was $.70 in the first quarter of fiscal 1999 compared to $.62 last year.

Backlog at December 31, 1999 was $333 million compared to $342 million at December 31, 1998. The decrease relates to controls for launch vehicles and entertainment simulators as major programs near completion and lower incoming orders for controls for satellites as this market continues to experience production slowdowns.

SEGMENT OPERATING REVIEW
(dollars in millions)
                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                     1999         1998
                                                     ----         ----
SALES

Aircraft Controls ............................. $      77     $      73
Satellite and Launch Vehicle Controls .........        28            23
Industrial Controls ...........................        52            53
                                                ---------     ---------

         Total sales ..........................  $    157     $     149
                                                =========     =========
OPERATING PROFIT AND MARGINS

Aircraft Controls ............................. $     11     $        8
                                                   13.8%          11.2%
Satellite and Launch Vehicle Controls .........        4              2
                                                   14.1%           9.5%
Industrial Controls ...........................        5              6
                                                    9.8%          11.4%
                                                --------     ---------
         Total operating profit ............... $     20     $       16
                                                ========     ==========
                                                   12.5%          11.0%

AIRCRAFT CONTROLS

Sales in Aircraft Controls increased in the current quarter to $77 million as compared to $73 million in the same quarter a year ago. Montek contributed $11 million in incremental sales in the current quarter reflecting a full quarter's worth of sales compared to the first quarter of 1999 when Montek contributed one month. Montek's incremental sales related primarily to flight controls for the Boeing 7-series airplanes, both OEM and aftermarket. This increase, along with $2 million additional sales of controls for the V-22 Osprey, was offset by declines of $4 million related to the B-2 bomber and $3 million related to the F-15 fighter, as these programs wind down, and lower sales of hardware for Boeing 7-series airplanes, excluding the incremental Montek business, due to lower Boeing production rates.

Operating margins for Aircraft Controls were 13.8% in the first quarter of 2000 compared to 11.2% in the same period last year. The increase is due primarily to a $3 million reduction in research and development expenditures related to the development of next generation flight controls. A portion of the costs associated with those efforts has been redirected to either production or sales-support. To a lesser extent, margins improved due to a favorable mix of military aftermarket sales.

SATELLITE AND LAUNCH VEHICLE CONTROLS

Sales in Satellite and Launch Vehicle Controls were $28 million in the first quarter of 2000, up $5 million from the same period a year ago. Sales increased $5 million for launch vehicle controls, primarily on the Titan IV program, and $2 million for tactical missile controls as a result of the Montek acquisition. Offsetting these increases was a decline in sales of controls for satellites as the order activity from the primes has slowed dramatically.

Operating margins for Satellite and Launch Vehicle Controls were 14.1% in the current quarter compared to 9.5% in the same period a year ago. The increase is due to the increase in sales mentioned above and the resultant mix of sales favoring higher margin launch vehicle programs.

INDUSTRIAL CONTROLS

Sales in Industrial Controls decreased $1 million to $52 million in the first quarter of 2000 compared to last year. The $3 million of additional sales from the Hydrolux Sarl, Moog-Hydrolux Hydraulic Systems, Inc. and Microset Srl acquisitions in 1999 was largely offset by exchange rate movements. Strong sales in the plastics and turbine markets were offset by softness in the electric motion simulator market as contract awards have been slow despite strong proposal activities.

Operating margins for Industrial Controls were 9.8% in the current quarter compared to 11.4% in the same period of the previous year. The decrease is due to approximately $.9 million of cost overruns on two major development contracts for electric motion simulators

FINANCIAL CONDITION AND LIQUIDITY

Cash on hand at December 31, 1999 was $8 million compared to $10 million at September 25, 1999. Cash used by operations in the first quarter of 2000 was $3 million compared to cash provided of $12 million in 1999. Long-term debt increased $6 million during the first quarter to $356 million at December 31, 1999 while the percentage of long-term debt to capitalization remained at 62%. The reduction in cash from operations and the resultant increase in debt was due to higher receivable levels resulting primarily from two long-term launch vehicle programs, one of which has milestone payment terms, and the continued funding of efforts on development contracts for the Hawker and Premier business jet programs. The Company expects a reduction in total debt in 2000 of approximately $10 million.

At December 31, 1999, the Company had $96 million of unused borrowing capacity under short and long-term lines of credit, including $80 million from the Company's U.S. revolving credit facility.

Capital expenditures for the first quarter of 2000 were $4 million compared with depreciation and amortization of $8 million. Capital expenditures in the first quarter of 1999 were $6 million compared to depreciation and amortization of $7 million. Capital expenditures in 2000 are not expected to exceed $24 million.

The Company believes its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit, will continue to be sufficient to meet its operating needs.

OTHER

YEAR 2000

The Company did not experience any significant problems because of Year 2000 issues.

MARKET RISK SENSITIVE INSTRUMENTS

During the first quarter of 2000, the Company entered into a $20 million interest swap agreement in order to provide for additional interest rate protection on the Company's variable rate debt. At December 31, 1999, the Company has interest rate swap agreements of $100 million outstanding, effectively converting this amount into fixed rate debt at 7.27% for the balance of the year.

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

OUTLOOK

Aircraft Controls' 2000 sales are expected to increase slightly over 1999 due primarily to increased production rates on the F/A-18E/F, while a full year of Montek and newly awarded incremental commercial aircraft business from Boeing will offset the decline in the commercial aircraft production rates at Boeing. Although the Company recently signed long-term contracts with several customers to supply various controls for satellites and launch vehicles, sales in Satellite and Launch Vehicle Controls are expected to decrease modestly in 2000 compared to last year. Production of satellites continues to be low and customers continue to work-off apparent high levels of inventory of the Company's products. In addition, first quarter sales levels of launch vehicle controls are not expected to continue as the year progresses. Current year sales in Industrial Controls should show a slight increase over 1999 on the continuing strength of turbine controls and a recovery in sales of servovalves to the plastics industry. Partially offsetting these increases in Industrial Controls is an expected decline in the sales of electric motion simulators, as compared to 1999, as major programs are approaching completion. As a result of the above, consolidated sales are expected to increase by approximately 3% in 2000 compared to 1999.

The Company does not expect the first quarter operating margin of 12.5% to continue for the remainder of 2000. Aircraft Controls experienced unusually high margins due to the significant drop in research and development costs associated with next generation flight controls and a favorable mix of higher margin aftermarket sales. However, Aircraft Controls' margins should increase as compared to 1999. Margins in Satellite and Launch Vehicle Controls benefited in the first quarter from strong revenues for controls for launch vehicles, primarily on the Titan IV program. Satellite and Launch Vehicle Controls' margins will trend downward over the course of the year due to projected lower sales volume on various launch vehicle programs and projected lower satellite controls activity. Margins in Industrial Controls will be up in 2000 primarily due to improved performance at the industrial businesses acquired in 1999. As a result of the foregoing, overall operating margins are expected to increase over 1999's level by less than a half of a percentage point.

CAUTIONARY STATEMENT

Information included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number of risks and uncertainties, including but not limited to, contracting with various governments, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely response to changes in customer needs, and other factors identified in the Company's Securities and Exchange Commission filings including the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 25, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is incorporated by reference to the information appearing under the caption "Market Risk Sensitive Instruments" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.
                  -----------------
                        None

ITEM 2.           CHANGES IN SECURITIES.
                  ---------------------
                        None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.
                  -------------------------------
                        None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  ---------------------------------------------------
                        None.

ITEM 5.           OTHER INFORMATION.
                  -----------------
                        None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.
                  --------------------------------
                  A.       EXHIBITS.
                           ---------
                           Exhibit 27 - Financial data schedule.

                  B.       REPORTS ON FORM 8-K.
                           --------------------
                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Moog Inc.
                                        --------------------------
                                              (Registrant)



DATE:       FEBRUARY 9, 2000            BY    S/ROBERT R. BANTA/S
            ----------------               --------------------------
                                              Robert R. Banta
                                              Executive Vice President
                                              Chief Financial Officer
                                              (Principal Financial Officer)

DATE:       FEBRUARY 9, 2000             BY   S/DONALD R. FISHBACK/S
            ----------------               ---------------------------
                                              Donald R. Fishback
                                              Controller
                                              (Principal Accounting Officer)