Form 10-K/A
period 1999-09-25
MOOG INC
filed 2000-03-23
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                  FORM 10-K/A1

                                ----------------

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 25, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

             For the Transition period from _________ to _________

                         Commission file number: 1-5129

                                    MOOG INC.
             (Exact Name of Registrant as Specified in its Charter)


        New York                                   16-0757636
--------------------------------------------------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
 Incorporation or Organization)


        East Aurora, New York                      14052-0018
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)           (Zip Code)


       Registrant's Telephone Number, Including Area Code: (716) 652-2000


Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class            Name of Each Exchange on Which Registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____________

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on December 8, 1999 was approximately $177 million.

The number of shares of Common Stock outstanding as of the close of business on December 8, 1999 was: Class A 7,335,602; Class B 1,580,813.

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

3.  EXHIBITS

            Exhibit No.

               23   Consent of Accountants

               99 Information, Financial Statements and Exhibits required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan

                                 SIGNATURE PAGE

The  undersigned   registrant  hereby  amends  the  following  items,  financial statements and exhibits of its Annual Report for its fiscal year ended September 25, 1999 on Form 10-K as set forth in the pages attached hereto:


                To file as Exhibit 99 the Information, Financial
                Statements and Exhibits required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunder duly authorized.

                                               MOOG INC.

                                               By /s/Donald R. Fishback
                                               Donald R. Fishback,
                                               Controller

Dated: March 22, 2000

                                    MOOG INC.
                                Index to Exhibits


     Exhibit No.                 Description
     -----------                 -----------

         23                Consent of Accountants

         99 Information, Financial Statements and Exhibits required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan

                                  Exhibit 23

                             Consent of Accountants

                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Moog Inc.:

We consent to the incorporation by reference in the Registration Statements (Nos. 33-62968, 33-20069, 33-33958, 33-36722, 33-36721, 33-57131, 333-73439 and
333-85657) on Form S-8 of Moog Inc. of our report dated March 16, 2000, relating to the statements of net assets available for benefits of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended which report appears in Amendment No. 1 to the Form 10-K of Moog Inc. for the year ended September 25, 1999.

                                       /s/ KPMG LLP



March 21, 2000
Buffalo, New York

                                   Exhibit 99

                   Moog Inc. Savings and Stock Ownership Plan
                       Financial Statements and Schedules

                                MOOG INC. SAVINGS
                            AND STOCK OWNERSHIP PLAN

                       Financial Statements and Schedules

                           September 30, 1999 and 1998

                   (With Independent Auditors' Report Thereon)

                                MOOG INC. SAVINGS

                            AND STOCK OWNERSHIP PLAN

                                      Index

                                                                         Page
                                                                         ----

Independent Auditors' Report                                               1

Statement of Net Assets Available for Benefits
as of September 30, 1999 and 1998                                          2

Statement of Changes in Net Assets Available for
Benefits for the years ended September 30, 1999 and 1998                   3

Notes to Financial Statements                                              4

                                    Schedule

Item 27a - Schedule of Assets Held for Investment Purposes-
September 30, 1999                                                         9

Item 27d - Schedule of Reportable Transactions -
Year ended September 30, 1999                                             10

                        Independent Auditors' Report

The Plan Administrator
Moog Inc. Savings and Stock Ownership Plan:


We have audited the financial statements of Moog Inc. Savings and Stock Ownership Plan as of September 30, 1999 and 1998 and for the years then ended as listed in the accompanying index. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Moog Inc.
Savings and Stock Ownership Plan as of September 30, 1999 and 1998, and the changes in the net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental schedules 1 and 2 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                            /s/ KPMG LLP

March 16, 2000

                   Moog Inc. Savings and Stock Ownership Plan
                 Statements of Net Assets Available for Benefits



                                                     September 30,

                                             1999                    1998
                                             ----                    ----
Assets:
Investments .........................   $ 149,177,552           $ 108,884,375
Participant loans receivable ........       2,133,326                 496,431
Cash and equivalents ................       1,712,193                 585,878
Contributions receivable:
   Participants .....................         131,158                       -
   Moog Inc. ........................          10,568                       -
Accrued investment income ...........         138,679                   2,001
                                        -------------           -------------
Total Assets ........................     153,303,476             109,968,685

Liabilities:
Note payable (note 4)................               -                  78,432
                                        -------------           -------------

Total Liabilities ...................               -                  78,432
                                        -------------           -------------

Net assets available for benefits ...   $ 153,303,476           $ 109,890,253
                                        =============           =============


See accompanying notes to financial statements

                             Moog Inc. Savings and Stock Ownership Plan
                     Statements of Changes in Net Assets Available for Benefits


                                                Years Ended September 30,
                                              1999                   1998
                                              ----                   ----
Investment income (loss):
Net appreciation (depreciation) in
    fair value of investments .......   $  23,757,084           $ (13,913,891)
Interest ............................       1,689,474               1,309,379
Dividends ...........................       1,319,295               1,108,298
                                        -------------           -------------
Total investment income (loss) ......      26,765,853             (11,496,214)
                                        -------------           -------------
Contributions:
Participant contributions ...........      11,770,625               9,573,719
Employer contributions ..............         646,503                 282,578
Rollovers ...........................      13,008,739                 676,519
                                        -------------           -------------
Total contributions .................      25,425,867              10,532,816
                                        -------------           -------------

Distributions .......................      (8,766,109)             (3,103,077)
Administrative expenses .............         (12,388)                (17,246)
                                        -------------           -------------
Net increase (decrease) .............      43,413,223              (4,083,721)

   Net assets available for benefits:

   Beginning of year ................     109,890,253             113,973,974
                                        -------------           -------------
   End of year ......................  $  153,303,476          $  109,890,253
                                        =============           =============

See accompanying notes to financial statements

                                MOOG INC. SAVINGS
                            AND STOCK OWNERSHIP PLAN

                          Notes to Financial Statements

                           September 30, 1999 and 1998

(1)  Description of Plan

The following is a brief description of the Moog Inc. Savings and Stock Ownership Plan (the Plan) and is provided for general information purposes only. Participants should refer to the Plan document for more complete information.

(a)  General

     The Plan is a defined contribution plan sponsored by Moog Inc. (the Company). The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan has separate savings and stock ownership components.

     On November 30, 1998, the Company acquired the net assets of Raytheon Montek Aircraft Company (Montek). Pursuant to the terms of the acquisition agreement, the employees of Montek became eligible to participate in the Plan as of that date and were given credit for their past service for the purpose of Plan eligibility.

     On February 3, 1998, the Company acquired the net assets of Schaeffer Magnetics, Inc. (SMI). Pursuant to the terms of the acquisition agreement, the employees of SMI became eligible to participate in the Plan as of that date and were given credit for their past service for the purpose of Plan eligibility.

(b)  Eligibility

     All domestic employees of the Company with six months of service, as defined, are eligible to participate in the Plan.

(c)  Contributions

     Each eligible employee may make voluntary pre-tax contributions to the Plan in the form of a 1% to 20% salary reduction subject to Internal Revenue Code (IRC) limits. Contributions are directed by the participant among the available investment options. The Plan currently offers five mutual funds, a fixed interest fund comprised of guaranteed investment contracts and, Company stock as investment options for participants. The Plan also owns AlliedSignal Inc. (Allied) common stock resulting from the transfer of assets related to the 1994 acquisition of certain product lines of Allied. Allied common stock is not an ongoing investment option for Plan participants.

     The Company matches 25% of employee contributions (the Company Match) allocated towards the purchase of Company common stock. Although the Company Match may be paid in cash or shares of Company common stock, historically, it has been paid in shares of Company common stock.

     Rollovers represent accounts rolled into the Plan by participants from existing savings plans. The increase in 1999 is due primarily to the acquisitions of Montek and SMI.

(d)  Participant Accounts

     A separate account is maintained for each Plan participant. Participant accounts are maintained in units and the change in participant account value is based on the daily fluctuation of unit value of the underlying investment funds. Dividend and interest income is allocated based on the number of units each participant owns on the entitlement date. Participant accounts are fully and immediately vested. Participants may transfer all or part of their accounts among investment options on a daily basis except for certain restrictions on funds transferred from the Stock Ownership Component and transfers to Allied common stock.

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

(f)  Participant Loans

     Loans are limited to the lesser of $50,000 or one-half of the participant's account balance with a minimum loan of $1,000, payable over a term not to exceed five years. Interest is charged at a rate established by the Plan. In addition, the Plan accepted the loans outstanding from participants integrated into the Plan as part of the acquisitions of Montek and SMI. Those loans are being repaid in accordance with their original terms.

(g)  Administrative Expenses

     Participants are required to pay an origination fee with respect to loans from the Plan. Costs of administering the Plan are borne by the Company.

(2)  Summary of Significant Accounting Policies

(a)  Basis of Presentation

     The financial statements are presented on the accrual basis of accounting.

     The Company adopted the reporting and disclosure requirements of Statement of Position 99-3, "Accounting for and Reporting of Certain Defined Contribution Plan Investments and Other Disclosure Matters," for the plan year ended September 30, 1999. Prior period amounts have been reclassified to conform to the current year presentation.

(b)  Cash and Cash Equivalents

     All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

(c)  Investments

     Investments in mutual funds, Allied and Company stock are reported at fair value determined by reference to quoted market prices. Purchases and sales of securities are reported on a "trade date" basis.

     The guaranteed insurance contracts of the fixed interest fund are fully benefit-responsive and are, therefore, reported at contract value which approximates fair value and which represents the cost of the underlying investment contracts plus interest.

(d)  Use of Estimates

     In preparing the financial statements, the Plan administrator is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of changes in net assets during the reporting period. Actual results could differ from those estimates.

(3)  Investments

     Plan investments consist of the following:

                                                                    September 30,
                                                           1999                      1998
                                                           ----                      ----
Mutual Funds

Vanguard Windsor Fund - 1,548,753 and
       1,913,373 shares, respectively                  $25,224,483*              $28,681,458*

Vanguard Index TR 500 Fund - 158,334 and
       57,096 shares, respectively                      18,770,450*                5,398,985

Fidelity Puritan Fund - 635,640 and
       589,554 shares, respectively                     11,829,255*               10,688,616*

Janus Worldwide Fund - 196,250 and
       94,953 shares, respectively                      10,750,562*                3,754,430

Putnam New Opportunities Fund
       83,232 and 43,721 shares, respectively            5,499,950                 2,044,410
                                                     -------------              ------------
                                                        72,074,700                50,567,899
                                                     -------------              ------------
Guaranteed Investment Contracts

CNA Life Insurance Co., 6.3% guaranteed
       investment contract maturing in
       December 2000                                     9,116,147*                8,041,515*

Principal Life Group Annuity Contract,
       5.5% guaranteed investment contract
       maturing in December 2001                         8,100,671*                       --

Metropolitan Life, 6.3% guaranteed
       Investment contract maturing in
       December 1999                                     6,921,091                 7,377,768*

Travelers Insurance, 6.2% guaranteed
       insurance contract maturing in
       December 2000                                     3,621,187                 4,576,211

John Hancock Group Annuity Contract,
       5.6% guaranteed investment contract
       matured in December 1998                                 --                 3,260,319
                                                     -------------              ------------
                                                        27,759,096                23,255,813
                                                     -------------              ------------
Moog Common Stock

Class A  - 289,660 and 173,149 shares, respectively      8,361,750*                5,010,586

Class B  - 499,623 and 507,806 shares, respectively     20,117,141*               16,186,367*
                                                     -------------              ------------
                                                        28,478,891                21,196,953
                                                     -------------              ------------
AlliedSignal Common Stock

348,093 and 391,907 shares, respectively                20,864,865*               13,863,710 *
                                                     -------------              ------------

Total Investments                                     $149,177,552              $108,884,375
                                                     =============              ============


*  Represents 5% or more of the Plan's net assets

(4)  Employee Stock Ownership Loan

Prior to 1999, the Company loaned monies to the Plan for the purpose of acquiring Company common stock. The common stock acquired was used to provide shares for eventual allocation. Repayment of the loan was funded by Company contributions based on a formula related to the number of shares allocated to participants annually and funds provided by employee contributions. The loan was repaid in 1999.


(5)  Federal Income Taxes

The Plan has received a favorable determination letter dated June 14, 1999 from the Internal Revenue Service stating that the Plan qualifies under Section 401(a) and 501(a) of the IRC.

The Plan sponsor believes that the Plan has been and continues to operate in conformity with its terms and with applicable laws and regulations to maintain its tax quality status. Accordingly, no federal income tax provision has been made in the accompanying financial statements.

(6)   Plan Termination

Although it has not expressed an intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

Upon termination, the Company will instruct the trustee to either continue the management of the trust's assets or liquidate the trust and distribute the assets to the participants in accordance with the Plan document.

Moog Inc.  Savings and Stock Ownership Plan
Item 27a - Schedule of Assets Held for Investment Purposes
September 30, 1999


                                                                                                               Current
Identity of Issue                   Describe                                      # of Shares    Cost           Value
-----------------                   --------                                      -----------    ----           -----

Principal Life Group Annuity        5.5 % Guaranteed investment contract maturing
Contract                            in December 2001.                                           $8,100,671  $ 8,100,671
Metropolitan Life Guaranteed        6.3 % Guaranteed investment contract maturing
Investment Contract                 in December 1999.                                            6,921,091    6,921,091
CNA Insurance Co. Guaranteed        6.3 % Guaranteed investment contract maturing
Investment Contract                 in December 2000.                                            9,116,147    9,116,147
Travelers Insurance Guaranteed      6.2 % Guaranteed insurance contract                          3,621,187    3,621,187
Investment Contract                 maturing in December 2000.

Vanguard Windsor Fund               Mutual Fund                                  1,548,753      23,963,726   25,224,483
Fidelity Puritan Fund               Mutual Fund                                    635,640      11,522,903   11,829,255
Allied Signal                       Allied Signal common stock                     348,093       7,350,074   20,864,865
Vanguard Index TR 500 Fund          Mutual Fund                                    158,334      17,333,662   18,770,450
Putnam New Opportunities Fund       Mutual Fund                                    83,232        4,496,546    5,499,950
Janus Worldwide Fund                Mutual Fund                                    196,250       8,982,258   10,750,562
Moog Inc. *                         Moog Inc. Class A common stock                 289,660       7,314,731    8,361,750
Moog Inc. *                         Moog Inc. Class B common stock                 499,623       6,738,629   20,117,141
                                                                                   ------------------------------------
                                    Total investments                                         $115,461,625 $149,177,552
                                                                                              =========================

*  Party named is a party in interest

Moog Inc. Savings and Stock Ownership Plan
Item 27d - Schedule of Reportable Transactions
Year Ended September 30, 1999



Identity of party     Description of asset    Purchase      Selling     Expense      Cost of   Current value of
    involved          --------------------     Price         Price   incurred with    asset       assets on      Net Gain
    --------                                   -----         -----    transaction     -----    transaction date  --------
                                                                      ------------             ----------------
Principal Life        Guaranteed Investment  8,491,318                              8,491,318    8,491,318
                      Contract                             390,647            -       390,647      390,647

Fidelity Puritan        Mutual Fund          5,102,069                              5,102,069    5,102,069
                                                           4,189,593          -     3,792,666    4,189,593       396,927

Janus Worldwide         Mutual Fund          6,989,293                              6,989,293    6,989,293
                                                           2,081,475          -     1,889,238    2,081,475       192,237


HSBC*                  S-T-I-F Directed     15,713,489
                                                          14,733,490          -    15,713,489   15,713,489            -
                                                                                   14,733,490   14,733,490

HSBC *                 Cash Management      18,302,936                             18,302,936   18,302,936
                       Fund                               18,353,114          -    18,353,114   18,353,114            -

Vanguard Windsor       Mutual Fund           8,574,367                              8,574,367    8,574,367
                                                          14,464,563               13,708,218   14,464,563      756,344

Vanguard Index TR 500  Mutual Fund          15,986,204                             15,986,204   15,986,204
                                                           4,502,576                4,017,067    4,502,576      485,509



* Party  named is a party in interest