Form 10-Q
period 2000-03-31
MOOG INC
filed 2000-05-15
CIK 67887

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

                For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| No | |

The number of shares outstanding of each class of common stock as of May 8, 2000 were:

Class A Common Stock, $1.00 par value                         7,254,743 shares
Class B Common Stock, $1.00 par value                         1,535,762 shares

                                    MOOG INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Condensed Balance Sheets
                  March 31, 2000 and September 25, 1999                   3

                  Consolidated Condensed Statements of Earnings
                  Three and Six Months Ended March 31, 2000 and 1999      4

                  Consolidated Condensed Statements of Cash Flows
                  Six Months Ended March 31, 2000 and 1999                5

                  Notes to Consolidated Condensed Financial
                  Statements                                             6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          9-12

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                            12


PART II. OTHER INFORMATION                                               13

SIGNATURES                                                               14

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                   MOOG INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                           Unaudited             Audited
                                                             As of                As of
                                                            March 31,          September 25,
                                                             2000                  1999
                                                             ----                  ----
ASSETS
CURRENT ASSETS
   Cash and cash equivalents .........................   $  11,702            $    9,780
      Receivables ....................................     222,648                212,279
      Inventories (note 2) ...........................     155,734                152,246
      Other current assets ...........................      35,508                 32,510
                                                         ---------            -----------
             TOTAL CURRENT ASSETS ....................     425,592                406,815

PROPERTY, PLANT AND EQUIPMENT, net ...................     184,161                188,918
GOODWILL, net ........................................     183,441                184,368
OTHER ASSETS .........................................      17,712                 18,375
                                                         ---------            -----------
TOTAL ASSETS .........................................   $ 810,906            $   798,476
                                                         =========            ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable .....................................   $   4,854            $     5,831
   Current installments of long-term debt ............      18,741                 20,787
   Accounts payable ..................................      39,692                 36,373
   Accrued liabilities ...............................      82,991                 86,282
   Contract loss reserves ............................      23,104                 24,741
   Customer advances .................................      10,259                  7,834
                                                         ---------            -----------
            TOTAL CURRENT LIABILITIES ................     179,641                181,848

LONG-TERM DEBT, excluding current installments
   Senior debt .......................................     238,153                229,492
   Senior subordinated notes .........................     120,000                120,000

OTHER LONG-TERM LIABILITIES ..........................      55,525                 55,366
                                                         ---------            -----------
   TOTAL LIABILITIES .................................     593,319                586,706
                                                         ---------            -----------
SHAREHOLDERS' EQUITY
   Preferred stock ...................................         100                    100
   Common stock ......................................      10,889                 10,889
   Other shareholders' equity ........................     206,598                200,781
                                                         ---------            -----------
TOTAL SHAREHOLDERS' EQUITY ...........................     217,587                211,770
                                                         ---------            -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $ 810,906            $   798,476
                                                         =========            ===========


See accompanying Notes to Consolidated Condensed Financial Statements.

                                   MOOG INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                  (Unaudited)
                  (dollars in thousands except per share data)


                                                          Three Months Ended                       Six Months Ended
                                                                March 31,                              March 31,
                                                         2000              1999                  2000              1999
                                                         ----              ----                  ----              ----
Net sales ......................................   $    161,061       $   161,909          $   318,345        $   310,353
Cost of sales ..................................        111,767           110,631              220,802            213,304
                                                   ------------       -----------          -----------        -----------
Gross profit ...................................         49,294            51,278               97,543             97,049


Research and development .......................          6,137             8,983               12,226             18,226
Selling, general and administrative ............         25,141            25,700               49,797             48,457
Interest .......................................          8,324             7,321               16,256             12,765
Other expense, net .............................            223               330                   75                131
                                                   ------------       -----------          -----------        -----------
Earnings before income taxes ...................          9,469             8,944               19,189             17,470

Income taxes ...................................          3,214             2,950                6,616              5,849
                                                   ------------       -----------          -----------        -----------
Net earnings ...................................   $      6,255       $     5,994         $     12,573        $    11,621
                                                   ============       ===========         ============        ===========
Net earnings per share (note 3)
       Basic ...................................   $       0.70       $      0.67         $       1.41        $      1.30
                                                   ============       ===========         ============        ===========
       Diluted .................................   $       0.70       $      0.66         $       1.40        $      1.28
                                                   ============       ===========         ============        ===========
Average common shares outstanding (note 3)
       Basic ...................................      8,873,156         8,933,419            8,889,166          8,929,770
                                                   ============       ===========         ============        ===========
       Diluted .................................      8,944,608         9,065,659            8,968,935          9,062,564
                                                   ============       ===========         ============        ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                   MOOG INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                                               Six Months Ended
                                                                                  March 31,
                                                                        2000                     1999
                                                                        ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ...................................................  $ 12,573                $  11,621
   Adjustments  to  reconcile net earnings
   to net cash provided by operating activities:
      Depreciation and amortization ...............................    15,255                   14,652
      Other .......................................................   (20,941)                   5,697
                                                                     --------                ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES ................     6,887                   31,970
                                                                     --------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions of businesses, net of cash acquired                        -                  (171,710)
   Acquisition of  minority interest                                                            (2,133)
   Purchase of property, plant and equipment ......................    (8,087)                 (13,474)
   Proceeds from sale of assets ...................................         -                    2,631
   Other ..........................................................       372                       71
                                                                     --------                ---------
          NET CASH USED BY INVESTING ACTIVITIES ...................    (7,715)                (184,615)
                                                                     --------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from notes payable ................................    (2,675)                   1,190
   Net proceeds from revolving lines of credit ...................     17,000                   78,700
   Proceeds from long-term debt                                            27                   75,351
   Payments on long-term debt .....................................    (8,134)                  (3,632)
   Purchase of outstanding shares for treasury ....................    (3,565)                    (950)
   Other ..........................................................       289                      378
                                                                     --------                ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES ...............     2,942                  151,037
                                                                     --------                ---------
Effect of exchange rate changes on cash ...........................      (192)                    (108)
                                                                     --------                ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................     1,922                   (1,716)
Cash and cash equivalents at beginning of period ..................     9,780                   11,625
                                                                     --------                ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................ $  11,702                $   9,909
                                                                    =========                =========
CASH PAID FOR:
   Interest ....................................................... $  16,650                $  10,022
   Income taxes ...................................................     5,468                    3,643

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Leases capitalized, net of leases terminated ................... $       -                $      22
   Acquisitions of businesses:
     Fair value of assets acquired ................................                          $ 222,191
       Cash paid ..................................................                          $ 172,725
                                                                                             =========
         Liabilities assumed ......................................                          $  49,466
                                                                                             =========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                    MOOG INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)
                             (dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of March 31, 2000 and the results of its operations for the three and six months ended March 31, 2000 and 1999 and its cash flows for each of the six months ended March 31, 2000 and 1999. The results of operations for the three and six months ended March 31, 2000 and 1999 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 25, 1999.

2.   Inventories

Inventories  are  stated  at the lower of cost or  market  using  the  first-in,
first-out  (FIFO)  method  of  valuation.   Inventories  are  comprised  of  the
following:

                                       March  31,        September 25,
                                          2000               1999
                                          ----               ----
  Raw materials and purchased parts    $ 52,638           $ 40,684
  Work in process                        80,575             87,925
  Finished goods                         22,521             23,637
                                       --------           --------
                                       $155,734           $152,246
                                       ========           ========


3.   Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:


                                         Three Months Ended                          Six Months Ended
                                             March 31,                                   March 31,
                                       2000               1999                 2000                  1999
                                       ----               ----                 ----                  ----
Weighted-average shares
    outstanding - Basic ..........  8,873,156          8,933,419             8,889,166            8,929,770
Stock options ....................     64,260            124,762                72,577              124,982
Convertible preferred stock ......      7,192              7,478                 7,192                7,812
                                    ---------          ---------             ---------            ---------
Shares outstanding - Diluted .....  8,944,608          9,065,659             8,968,935            9,062,564
                                    =========          =========             =========            =========


Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

4.   Shareholders' Equity

The changes in shareholders' equity for the six months ended March 31, 2000 are summarized as follows:



                                                                                                Number of Shares
                                                                                                ----------------
                                                                                            Class A          Class B
                                                                            Preferred       Common           Common
                                                           Amount            Shares         Stock            Stock
                                                           ------            ------         -----            -----
PREFERRED STOCK
Beginning and end of period ........................    $     100            100,000
                                                        ---------

COMMON STOCK
Beginning of period ................................       10,889                         8,427,311        2,461,812
Conversion of Class B to Class A ...................            -                             2,532           (2,532)
                                                        ---------                        ----------        ---------
End of period ......................................       10,889                         8,429,843        2,459,280
                                                        ---------                        ----------        ---------

ADDITIONAL PAID-IN CAPITAL
Beginning of period ................................      102,778
Issuance of Treasury shares at
 less than cost ....................................          (83)
                                                        ---------
End of period ......................................      102,695
                                                        ---------
RETAINED EARNINGS
Beginning of period ................................      132,104
Net earnings .......................................       12,573
Preferred stock dividends ..........................           (4)
                                                        ---------
End of period ......................................      144,673
                                                        ---------
TREASURY STOCK
Beginning of period ................................      (32,589)           (16,229)    (1,101,418)        (878,176)
Treasury stock issued ..............................          376                  -         23,780            2,469
Treasury stock purchased ...........................       (3,565)                 -       (101,553)         (44,792)
                                                        ---------            -------     ----------        ---------
End of period ......................................      (35,778)           (16,229)    (1,179,191)        (920,499)
                                                        ---------            -------     ----------        ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period ................................       (1,512)
Foreign currency translation .......................       (3,480)
                                                        ---------
End of period ......................................       (4,992)
                                                        ---------            -------     ----------        ---------
TOTAL SHAREHOLDERS' EQUITY .........................    $ 217,587             83,771      7,250,652        1,538,781
                                                        =========            =======     ==========        =========

5.   Comprehensive Income

For the three months ended March 31, 2000 and 1999, comprehensive income was $3,589 and $1,214, respectively. For the six months ended March 31, 2000 and 1999, comprehensive income was $9,093 and $8,460, respectively. The only item of comprehensive income that is not included in net earnings is foreign currency translation.

6.   Severance Liability

In connection with the November 1998 acquisition of Raytheon Aircraft Montek Company (Montek), the Company finalized a formal plan for integrating the operations of Montek and informed the affected employees. The Company established a $3,800 liability for severance and other related costs associated with involuntary termination of employees. The balance of the liability at March 31, 2000 was $1,088. Activity during the first six months of 2000 included $523 of payments and a $1,260 reduction to the liability with a corresponding adjustment to goodwill. The plan is expected to be completed by May 2001.

7.   Segment Information

Below are the sales and operating profit by segment for the three and six months ended March 31, 2000 and 1999 and a reconciliation of segment operating profit to earnings before income taxes.

                                                     Three Months Ended     Six Months Ended
                                                     ------------------     ----------------
                                                March 31,    March 31,    March 31,    March 31,
                                                  2000         1999         2000         1999
                                                  ----         ----         ----         ----
Sales

Aircraft Controls ......................... $    75,578   $    77,625  $   152,813  $    150,726
Satellite and Launch Vehicle Controls .....      28,795        30,080       57,170        52,849
Industrial Controls .......................      56,688        54,204      108,362       106,778
                                            -----------   -----------  -----------  ------------

    Total sales ........................... $   161,061   $   161,909  $   318,345  $    310,353
                                            ===========   ===========  ===========  ============
Operating Profit and Margins

Aircraft Controls ......................... $    10,106   $     9,712  $    20,733  $     17,919
 ..........................................       13.4%         12.5%        13.6%         11.9%
Satellite and Launch Vehicle Controls .....       3,205         3,496        7,211         5,670
 ..........................................       11.1%         11.6%        12.6%         10.7%
 Industrial Controls ......................       6,762         5,458       11,808        11,427
 ..........................................       11.9%         10.1%        10.9%         10.7%
                                            -----------   -----------  -----------  ------------
    Total operating profit ................      20,073        18,666       39,752        35,016
 ..........................................       12.5%         11.5%        12.5%         11.3%
Deductions from Operating Profit

    Interest expense ......................       8,324         7,321       16,256        12,765
    Corporate expenses ....................       2,068         2,230        4,127         4,484
    Currency loss .........................         212           171          180           297
                                            -----------   -----------  -----------  ------------
Earnings before Income Taxes .............. $     9,469   $     8,944  $    19,189   $    17,470
                                            ===========   ===========  ===========   ===========


Total segment assets at March 31, 2000 were $778,801 compared to $769,643 at September 25, 1999.

8.   Share Repurchase

In February 2000, the Board of Directors authorized the Company to repurchase up to $10,000 of its common shares on the open market. For the six months ended March 31, 2000, the Company purchased 129,100 shares at a cost of $2,906.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

[The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 25, 1999 and its Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.]

Results of Operations

Consolidated

Sales for the second quarter of 2000 were $161 million compared to $162 million in the same period of 1999. Increased sales volumes in Industrial Controls, which resulted in an additional $3 million in sales, were offset by decreases in Aircraft Controls and Satellite and Launch Vehicle Controls. For the first six months of 2000, sales were $318 million compared to $310 million for the first half of 1999. Sales increased across each of the Company's operating groups. Satellites and Launch Vehicle Controls increased $4 million while Aircraft Controls increased $3 million and Industrial Controls increased $1 million.

Cost of sales as a percentage of sales for the second quarter and first half of 2000 was 69.4% compared to 68.3% in the second quarter of 1999 and 68.7% for the first six months of 1999. The increases in the current year are due primarily to the redeployment of resources in Aircraft Controls from research and development expenses (R&D) to production and lower sales volumes and cost overruns associated with controls for electric applications.

R&D decreased to $6 million in the second quarter of 2000 compared to $9 million in the same quarter a year ago. Year-to-date, R&D decreased to $12 million in 2000 compared to $18 million in 1999. The decreases were primarily due to the winding down of efforts related to the development of next generation aircraft flight controls. A portion of the costs associated with those efforts has been redirected to either production or sales-support.

Interest expense increased $1 million in the second quarter to $8 million from $7 million a year ago. The increase is due to higher average outstanding borrowings and higher interest rates associated with the Company's floating-rate indebtedness. On a year-to-date basis, interest expense increased $3 million to $16 million in 2000 compared to $13 million in the first half of 1999. Approximately two-thirds of the increase is attributable to indebtedness incurred to finance the 1999 first quarter acquisitions. The remainder is due to higher average borrowing levels and higher interest rates.

Backlog at March 31, 2000 was $327 million compared to $347 million at March 31, 1999. The decrease relates to controls on certain launch vehicle and entertainment simulator programs nearing completion and lower incoming orders for satellite controls as softness continues in this market.

Segment Operating Review
(dollars in millions)

                                                     Three Months Ended   Six Months Ended
                                                           March 31,           March 31,
                                                      2000        1999     2000        1999
                                                      ----        ----     ----        ----
Sales
Aircraft Controls                                  $    75     $   78   $   153     $   150
Satellite and Launch Vehicle Controls                   29         30        57          53
Industrial Controls                                     57         54       108         107
                                                   -------     ------   -------     -------
                            Total sales            $   161     $  162   $   318     $   310
                                                   =======     ======   =======     =======

                                                    Three Months Ended     Six Months Ended
                                                         March 31,             March 31,
                                                     2000      1999        2000       1999
                                                     ----      ----        ----       ----
Operating Profit
Aircraft Controls                                  $    10    $   10    $    21     $    18
                                                     13.4%     12.5%      13.6%       11.9%
Satellite and Launch Vehicle Controls                    3         4          7           6
                                                     11.1%     11.6%      12.6%       10.7%
Industrial Controls                                      7         5         12          11
                                                     11.9%     10.1%      10.9%       10.7%
                                                   -------    ------   --------     -------
             Total operating profit                $    20    $   19   $     40     $    35
                                                   =======    ======   ========     =======
                                                     12.5%     11.5%      12.5%       11.3%

Aircraft Controls

Sales in Aircraft Controls in the second quarter of 2000 were $75 million compared to $78 million in the same quarter a year ago. OEM sales to Boeing decreased by $9 million due to several reasons. Reductions in Boeing aircraft production rates were expected to be offset by new business awarded by Boeing, primarily controls for Trailing Edge Transmissions on the 777 airplane. Boeing has since unexpectedly adjusted its requirements for these products in an attempt to reduce apparently high levels of existing inventory. Another factor is that certain manufacturing activities on the Boeing OEM business obtained as part of the November 1998 acquisition of Montek were substantially transferred to one of the Company's low cost manufacturing facilities during the second quarter of 2000. A build up of inventory levels on this product occurred during the first quarter to bridge the Company through this second quarter transfer, resulting in lower cost input and sales in the second quarter. The decrease in Boeing OEM business was partially offset by higher aftermarket sales for both military and commercial aircraft and $3 million of additional sales on the F/A-18E/F program. Sales in Aircraft Controls for the first half of 2000 were $153 million compared to $150 million in the first six months of 1999. OEM sales to Boeing decreased by $4 million. Incremental Boeing OEM sales of $7 million resulting from Montek being included for a full six months in the current year were offset by lower Boeing production rates.

Operating margins for Aircraft Controls were 13.4% in the second quarter of 2000 compared to 12.5% in the same period last year. On a year-to-date basis, margins were 13.6% in 2000 compared to 11.9% in 1999. The increases are due primarily to reductions in R&D related to the development of next generation flight controls and to improved margins on a favorable mix of military aftermarket sales.

Satellite and Launch Vehicle Controls

Sales in Satellite and Launch Vehicle Controls were $29 million in the second quarter of 2000 compared to $30 million in the same period a year ago. Increased sales of controls for launch vehicles of $4 million, primarily on the Titan IV program, were more than offset by a decrease of $3 million in sales of tactical missiles, reflecting the completion of a large tactical missile program, and a $2 million decrease in sales of satellite controls due to a continued low level of order activity from the primes. Year-to-date, sales in Satellite and Launch Vehicles Controls were $57 million in the first half of 2000 compared to $53 million in the first six months of 1999. Sales of launch vehicle controls increased $9 million primarily on the strength of the Titan IV program. Offsetting this increase was a decrease in sales of $4 million for satellite controls and lower tactical missile controls sales. Incremental sales associated with tactical missile programs, which were obtained through the Montek acquisition, were more than offset by lower sales related to the 1999 completion of work on a large tactical missile program.

Operating margins for Satellite and Launch Vehicle Controls were 11.1% in the second quarter of 2000 compared to 11.6% in the same period a year ago. The decrease is due to lower sales of satellite controls and controls for tactical missiles. Year-to-date, operating margins were 12.6% in 2000 compared to 10.7% in 1999. The margin improvement is due to the increase in sales mentioned above and the resultant mix of sales favoring higher margin launch vehicle programs.

Industrial Controls

Sales in Industrial Controls in the second quarter of 2000 were $57 million compared to $54 million in the same period in 1999. Sales increased $5 million at constant currency on the strength of hydraulic controls, which increased by $7 million. This increase is due to higher sales of advanced controls for industrial power-generating turbines and controls for plastics-making machinery, primarily injection molding machines. Sales of controls for electric applications at constant currency decreased by $2 million due to lower shipments of aiming equipment for military ground vehicles and electric motion simulators. Year-to-date, sales in Industrial Controls were $108 million in 2000 compared to $107 million in 1999. Sales increased $7 million at constant currency with sales of controls for hydraulic applications, primarily for plastics machinery and turbines, increasing by $10 million. Sales of controls for electric applications decreased $3 million at constant currency due to softness in the electric motion simulator market and lower sales of controls for military ground vehicles.

Operating margins for Industrial Controls were 11.9% in the second quarter of 2000 compared to 10.1% in the same period of 1999. The improved margins are due to strong sales of hydraulic controls and improvement in efficiencies for plastics controls primarily related to the integration activities at the industrial businesses acquired in 1999. Offsetting this improvement was $1 million of lower operating profit associated with lower sales of electric controls. Year-to-date, operating margins were 10.9% in 2000 compared to 10.7% in 1999 as strong margins associated with increased hydraulic controls sales were offset by $2 million less profit on lower sales of controls for military ground vehicles and entertainment motion simulators and cost overruns on two major development contracts for electric motion simulators.

Financial Condition and Liquidity

Cash on hand at March 31, 2000 was $12 million compared to $10 million at September 25, 1999. Cash from operations in the first half of 2000 was $7 million compared to $32 million in 1999. Long-term debt increased $9 million during the first half of 2000 to $358 million at March 31, 2000 while the percentage of long-term debt to capitalization remained at 62%. The reduction in cash from operations and the resultant increase in debt were due to higher receivable levels and continuing development efforts on various business jet programs. At March 31, 2000, the Company has interest rate swap agreements of $100 million outstanding, effectively converting this amount into fixed rate debt at 7.27% for the balance of the year. The Company expects a reduction in total debt in 2000 of as much as $10 million, notwithstanding the effects of the stock repurchase program announced in February 2000. For the six months ended March 31, 2000, the Company purchased 129,100 shares at a cost of $3 million.

At March 31, 2000, the Company had $89 million of unused borrowing capacity under short and long-term lines of credit, including $76 million from the Company's U.S. revolving credit facility.

Capital expenditures for the first half of 2000 were $8 million compared with depreciation and amortization of $15 million. Capital expenditures in the first half of 1999 were $14 million compared to depreciation and amortization of $15 million. Capital expenditures in 2000 are not expected to exceed $20 million.

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

Outlook

Aircraft Controls' 2000 sales are expected to increase over 1999 due primarily to increased production rates on the F/A-18E/F and strong aftermarket sales. Declines in commercial aircraft production rates at Boeing, along with delays in orders associated with newly awarded incremental Boeing commercial aircraft business, will more than offset a full year of Boeing OEM sales resulting from the Montek acquisition in November 1998. Although the Company has recently signed long-term agreements with several customers to supply various controls for satellites and launch vehicles, sales in Satellite and Launch Vehicle Controls are expected to decrease modestly in 2000 compared to last year. Production of satellites continues to be low and customers continue to work-off apparent high levels of inventory. In addition, sales of controls for tactical missiles will decrease due to last year's completion of work on a large tactical missile program. Notwithstanding further currency fluctuations, current year sales in Industrial Controls should show a slight increase over 1999 on the continuing strength of turbine controls and a recovery in sales of servovalves to the plastics industry. Partially offsetting these increases in Industrial Controls is an expected decline in the sales of electric motion simulators, as compared to 1999, as major programs are approaching completion. As a result of the above, consolidated sales are expected to increase by approximately 3% in 2000 compared to 1999.

Aircraft Controls' margins should increase as compared to 1999 due to the significant drop in research and development costs associated with next generation flight controls and a favorable mix of higher margin aftermarket sales. Margins in Satellite and Launch Vehicle Controls benefited in the first half of 2000 from strong revenues for controls for launch vehicles. Satellite and Launch Vehicle Controls' margins will trend downward over the course of the year due to projected lower sales volume on various launch vehicle programs and continued low satellite controls activity. Margins in Industrial Controls will be up in 2000 primarily due to strong hydraulic controls sales. As a result of the foregoing, overall operating margins are expected to increase over 1999's level by less than a half of a percentage point.

Cautionary Statement

Information included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements involve a number or risks and uncertainties, including but not limited to, contracting with various governments, changes in economic conditions, demand for the Company's products, pricing pressures, intense competition in the industries in which the Company operates, the need for the Company to keep pace with technological developments and timely response to changes in customer needs, and other factors identified in the Company's Securities and Exchange Commission filings including the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 25, 1999 and its Quarterly Report on Form 10-Q for the quarter-ended December 31, 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

No material changes have occurred in the current year regarding market risk.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.
                  -----------------
                        None.

Item 2.           Changes in Securities and Use of Proceeds.
                  -----------------------------------------
                        None.

Item 3.           Defaults Upon Senior Securities.
                  -------------------------------
                        None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ---------------------------------------------------
                  a. The Company's Annual Meeting of Shareholders was held on February 9, 2000.

                  b. At the Annual Meeting, the nominees to the Board of Directors were elected based on the following results:

                         Nominee                           For         Against
                         -------                           ---         -------
                         Class B

                         Richard A.  Aubrecht           1,428,188      19,400
                         John D.  Hendrick              1,426,883      20,705

                         Class A

                         James L.  Gray                 6,046,973     183,762

                 c. KPMG LLP was ratified to continue as auditors based upon the following votes:
                         Class A*: For, 620,461; Against, 1,919; Abstain, 693; Class B: For, 1,435,471; Against 5,438; Abstain, 6,679.

                         *Each  share of Class A Common  Stock is  entitled to
                          one-tenth vote per share on this proposal.

Item 5.           Other Information.
                  -----------------
                         None.

Item 6.           Exhibits and Reports on Form 8-K.
                  --------------------------------
                  a.     Exhibits.
                         --------
                         Exhibit 27 - Financial data schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Moog Inc.
                                            --------------------------
                                                  (Registrant)


Date:   May 15, 2000                     By     S/Robert R. Banta/S
        ------------                            -------------------
                                                Robert R. Banta
                                                Executive Vice President
                                                Chief Financial Officer
                                                (Principal Financial Officer)

Date:   May 15, 2000                     By     S/Donald R. Fishback/S
        ------------                            ----------------------
                                                 Donald R. Fishback
                                                 Controller
                                                 (Principal Accounting Officer)