Form 10-Q
period 2000-06-30
MOOG INC
filed 2000-08-15
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to ______________

Commission File Number:  1-5129

                                    MOOG INC.

             (Exact name of registrant as specified in its charter)


     New York State                                      16-0757636
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

  East Aurora, New York                                  14052-0018

--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)


              Telephone number including area code: (716) 652-2000


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of each class of common stock as of August 8, 2000 were:

Class A Common Stock, $1.00 par value                          7,242,543  shares

Class B Common Stock, $1.00 par value                          1,517,079  shares


--------------------------------------------------------------------------------

                                    MOOG INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Condensed Balance Sheets
                  June 30, 2000 and September 25, 1999                        3

                  Consolidated Condensed Statements of Earnings
                  Three and Nine Months Ended June 30, 2000 and 1999          4

                  Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended June 30, 2000 and 1999                    5

                  Notes to Consolidated Condensed Financial
                  Statements                                                6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-13

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                                 13


PART II. OTHER INFORMATION                                                    14

SIGNATURES                                                                    15

                                    MOOG INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                             (dollars in thousands)


                                       Unaudited                    Audited
                                         As of                       As of
                                        June 30,                  September 25,
                                         2000                        1999
                                     -------------------------------------------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents        $      9,694            $          9,780
    Receivables                           214,439                     212,279
    Inventories (note 2)                  152,651                     152,246
    Other current assets                   32,600                      32,510
                                     ------------            ----------------
        TOTAL CURRENT ASSETS              409,384                     406,815

PROPERTY, PLANT AND EQUIPMENT, net        186,971                     188,918
GOODWILL, net                             182,380                     184,368
OTHER ASSETS                               17,954                      18,375
                                     ------------            ----------------

TOTAL ASSETS                         $    796,689            $        798,476
                                     ============            ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable                   $      2,588            $          5,831
     Current installments of
         long-term debt                    18,968                      20,787
     Accounts payable                      37,776                      36,373
     Accrued liabilities                   81,387                      86,282
     Contract loss reserves                21,323                      24,741
     Customer advances                     10,060                       7,834
                                     ------------            ----------------
         TOTAL CURRENT LIABILITIES        172,102                     181,848

LONG-TERM DEBT, excluding current installments
     Senior debt                          229,297                     229,492
     Senior subordinated notes            120,000                     120,000

OTHER LONG-TERM LIABILITIES                54,810                      55,366
                                     ------------            ----------------
         TOTAL LIABILITIES                576,209                     586,706
                                     ------------            ----------------


SHAREHOLDERS' EQUITY (note 4)
     Preferred stock                          100                         100
     Common stock                          10,889                      10,889
     Other shareholders' equity           209,491                     200,781
                                     ------------            ----------------
         TOTAL SHAREHOLDERS' EQUITY       220,480                     211,770
                                     ------------            ----------------
TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY        $    796,689            $        798,476
                                     ============            ================

See accompanying Notes to Consolidated Condensed Financial Statements.

                                    MOOG INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                   (Unaudited)
                  (dollars in thousands except per share data)

                                                  Three Months Ended                  Nine Months Ended
                                                        June 30,                            June 30,
                                            2000                      1999      2000                      1999
                                            ------------------------------      ------------------------------

Net sales                                   $     159,769     $    160,528      $     478,114    $     470,881
Cost of sales                                     111,783          109,633            332,585          322,937
                                            -------------     ------------      -------------    -------------
Gross profit                                       47,986           50,895            145,529          147,944

Research and development                            4,592            7,722             16,818           25,948
Selling, general and administrative                25,538           26,306             75,335           74,762
Interest                                            8,327            7,584             24,583           20,349
Other expense, net                                    (56)            (219)                19              (87)
                                            --------------    -------------     -------------    --------------

Earnings before income taxes                        9,585            9,502             28,774           26,972

Income taxes                                        3,259            3,180              9,874            9,029
                                            --------------    -------------     -------------    -------------

Net earnings                                $       6,326     $      6,322      $      18,900    $      17,943
                                            ================  =============     =============    =============

Net earnings per share (note 3)
     Basic                                  $          0.72   $       0.71      $        2.14    $        2.01
                                            ================  =============     =============    =============
     Diluted                                $          0.71   $       0.70      $        2.12    $        1.98
                                            ================  =============      ============    =============

Average common shares outstanding (note 3)
     Basic                                        8,784,583      8,933,995          8,854,050        8,931,184
                                            ================  =============     =============    =============
     Diluted                                      8,855,367      9,046,109          8,930,824        9,057,196
                                            ================  =============     =============    =============


See accompanying Notes to Consolidated Condensed Financial Statements.

                                    MOOG INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (dollars in thousands)


                                                                             Nine Months Ended
                                                                                  June 30,

                                                                             2000             1999
                                                                    ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                    $        18,900     $        17,943
    Adjustments to reconcile net earnings
    to net cash provided by operating activities:
        Depreciation and amortization                                        22,720              22,984
        Other                                                               (15,214)            (16,276)
                                                                    ----------------    ----------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                            26,406              24,651
                                                                    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisitions of businesses, net of cash acquired                              -            (171,710)
    Acquisition of minority interest (note 7)                                (1,051)             (2,133)
    Purchase of property, plant and equipment                               (16,854)            (19,349)
    Proceeds from sale of assets                                                554               3,015
    Other                                                                         -                  71
                                                                    ----------------    ----------------
        NET CASH USED BY INVESTING ACTIVITIES                               (17,351)           (190,106)
                                                                    ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from (repayments of) notes payable                          (4,605)              1,549
    Net proceeds from revolving lines of credit                              12,000              96,700
    Proceeds from long-term debt                                                 39              76,198
    Payments on long-term debt                                              (12,051)             (9,249)
    Purchase of outstanding shares for treasury                              (4,377)             (2,262)
    Other                                                                       349                 370
                                                                    ----------------    ----------------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     (8,645)            163,306
                                                                    ----------------    ----------------

Effect of exchange rate changes on cash                                        (496)               (554)
                                                                    ----------------    ----------------
DECREASE IN CASH AND CASH EQUIVALENTS                                           (86)             (2,703)
Cash and cash equivalents at beginning of period                              9,780              11,625
                                                                    ----------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $         9,694     $         8,922
                                                                    ================    ================

CASH PAID FOR:
    Interest                                                        $        28,138     $        19,485
    Income taxes                                                              8,136               7,934

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Leases capitalized, net of leases terminated                    $             -     $            50
    Acquisitions of businesses:
        Fair value of assets acquired                                                   $       222,976
        Cash paid                                                                               171,710
                                                                                        ----------------
                Liabilities assumed                                                     $        51,266
                                                                                        ================

See accompanying Notes to Consolidated Condensed Financial Statements.

                                    MOOG INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                             (dollars in thousands)

1.       Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of June 30, 2000 and the results of its operations for the three and nine months ended June 30, 2000 and 1999 and its cash flows for each of the nine months ended June 30, 2000 and 1999. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 25, 1999.

2.       Inventories

Inventories are comprised of the following:

                                           June 30,                September 25,
                                             2000                      1999
                                             ----                      ----
         Raw materials and purchased parts $  51,369                $  40,684
         Work in process                      80,026                   87,925
         Finished goods                       21,256                   23,637
                                           ---------                ---------
                                           $ 152,651                $ 152,246
                                             =======                  =======

3.      Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:


                                    Three Months Ended             Nine Months Ended
                                         June 30,                       June 30,
                                      2000          1999            2000            1999
                                  ------------   ------------   ------------   ------------

Weighted-average shares
  outstanding - Basic             8,784,583      8,933,995      8,854,050      8,931,184
Stock options                        63,592        104,636         69,582        118,200
Convertible preferred stock           7,192          7,478          7,192          7,812
                                  ---------      ---------      ---------      ---------
Shares outstanding - Diluted      8,855,367      9,046,109      8,930,824      9,057,196
                                  =========      =========      =========      =========

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

4.      Shareholders' Equity

The changes in shareholders' equity for the nine months ended June 30, 2000 are summarized as follows:



                                                                Number  of  Shares

                                                                ------------------
                                                                  Class A        Class B
                                                 Preferred        Common         Common
                                  Amount          Shares           Stock          Stock

PREFERRED STOCK
Beginning and end of period       $   100          100,000
                                  -------        ---------

COMMON STOCK
Beginning of period                10,889                        8,427,311     2,461,812
Conversion of Class B to Class A        -                              151          (151)
                                  -------                        ---------     ----------
End of period                      10,889                        8,427,462     2,461,661
                                  -------                        ---------     ----------

ADDITIONAL PAID-IN CAPITAL
Beginning of period               102,778
Issuance of Treasury shares at
Less than cost                       (109)
                                  --------
End of period                     102,669
                                  --------

RETAINED EARNINGS
Beginning of period               132,104
Net earnings                       18,900
Preferred stock dividends              (6)
                                  --------
End of period                      150,998
                                  --------

TREASURY STOCK
Beginning of period               (32,589)         (16,229)     (1,101,418)     (878,176)
Treasury stock issued                 457                -          31,780         2,469
Treasury stock purchased           (4,377)               -        (115,281)      (57,929)
                                  --------       ----------     -----------    ----------
End of period                     (36,509)         (16,229)     (1,184,919)     (933,636)
                                  --------       ----------     -----------    ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period                (1,512)
Foreign currency translation       (6,155)
                                   -------
End of period                      (7,667)
                                   -------

                                ----------       ----------     -----------    ----------
TOTAL SHAREHOLDERS' EQUITY      $ 220,480          83,771        7,242,543     1,528,025
                                ==========       ==========     ===========    ==========


5.      Comprehensive Income

For the three months ended June 30, 2000 and 1999, comprehensive income was $3,652 and $5,012, respectively. For the nine months ended June 30, 2000 and 1999, comprehensive income was $12,745 and $13,472, respectively. The only item of comprehensive income that is not included in net earnings is foreign currency translation.

6.      Severance Liability

In connection with the November 1998 acquisition of Raytheon Aircraft Montek Company (Montek), the Company finalized a formal plan for integrating the operations of Montek and informed the affected employees. The Company established a $3,800 liability for severance and other related costs associated with involuntary termination of employees. The balance of the liability at June 30, 2000 was $892. Activity during the first nine months of 2000 included $709 of payments and a $1,260 reduction to the liability with a corresponding adjustment to goodwill. The plan is expected to be completed by May 2001.

7.      Acquisition of Minority Interest

On June 15, 2000, the Company purchased the remaining 33-1/3% minority interest of Microset Srl for $1 million. The impact of this acquisition on the Company's results of operations and financial condition is not significant.

8.      Segment Information

Below are the sales and operating profit by segment for the three and nine months ended June 30, 2000 and 1999 and a reconciliation of segment operating profit to earnings before income taxes.



                                          Three Months Ended            Nine Months Ended
                                       --------------------------    --------------------------
                                         June 30,       June 30,       June 30,       June 30,
                                           2000           1999           2000           1999
                                       --------------------------    --------------------------
Sales

Aircraft Controls                      $    74,482    $   75,772     $   227,295    $   226,498
Satellite and Launch Vehicle Controls       30,204        28,837          87,374         81,686
Industrial Controls                         55,083        55,919         163,445        162,697
                                       -----------    ----------     -----------    -----------
     Total sales                       $   159,769    $  160,528     $   478,114    $   470,881
                                       ===========    ==========     ===========    ===========

Operating Profit and Margins

Aircraft Controls                      $    10,707    $    9,597     $    31,440    $    27,516
                                             14.4%         12.7%           13.8%          12.1%
Satellite and Launch Vehicle Controls        3,100         3,481          10,311          9,149
                                             10.3%         12.1%           11.8%          11.2%
Industrial Controls                          6,183         5,972          17,991         17,399
                                             11.2%         10.7%           11.0%          10.7%
                                       -----------    ----------     -----------    -----------
     Total operating profit                 19,990        19,050          59,742         54,064
                                             12.5%         11.9%           12.5%          11.5%
Deductions from Operating Profit

     Interest expense                        8,327         7,584          24,583         20,349
     Corporate expenses                      2,196         2,089           6,323          6,643
     Currency (income) loss                   (118)         (125)             62            100
                                       ------------   -----------    -----------    -----------

Earnings before Income Taxes           $     9,585    $    9,502     $    28,774    $    26,972
                                       ============   ===========    ===========    ===========


Total segment assets at June 30, 2000 were $764,331 compared to $769,643 at September 25, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 25, 1999 and its Quarterly Reports on Form 10-Q for the quarters ended December 31, 1999 and March 31, 2000.]

Results of Operations

Consolidated

Sales for the third quarter of 2000 were $160 million compared to $161 million in the third quarter of 1999. Increased sales in Satellite and Launch Vehicle Controls of $1 million was more than offset by decreases of $1 million each in both Aircraft Controls and Industrial Controls. For the first nine months of 2000, sales were $478 million compared to $471 million for the same period of 1999. Sales increased by $6 million in Satellite and Launch Vehicle Controls and $1 million in Aircraft Controls.

Cost of sales as a percentage of sales for the third quarter and the first nine months of 2000 was 70.0% and 69.6%, respectively, compared to 68.3% and 68.6%, respectively, for the comparable periods in 1999. The increases in the current year are due primarily to the redeployment of resources in Aircraft Controls from research and development (R&D) activities to production.

R&D decreased to $5 million in the third quarter of 2000 compared to $8 million in the same quarter a year ago. Year-to-date, R&D decreased to $17 million in 2000 compared to $26 million in 1999. The decreases were primarily due to reduced efforts for the development of next generation aircraft flight controls. A portion of the costs associated with those efforts has been redirected to either production or sales-support.

Interest expense increased $1 million in the third quarter to $8 million from a year ago. The increase is due primarily to higher interest rates associated with the Company's variable-rate indebtedness. On a year-to-date basis, interest expense increased $4 million compared to the first three quarters of 1999 to $25 million in 2000. Approximately half of the increase is attributable to indebtedness incurred to finance the 1999 first quarter acquisitions. The remainder is due primarily to the current year increase in interest rates.

Backlog at June 30, 2000 was $335 million compared to $347 million at June 30, 1999. The decrease primarily relates to controls for the Titan IV launch vehicle program nearing completion.

Segment Operating Review
(dollars in millions)

                                       Three Months Ended      Nine Months Ended
                                             June 30,               June 30,
                                       2000          1999      2000         1999
                                       ------------------      -----------------
Sales

Aircraft Controls                      $ 75          $ 76      $227         $226
Satellite and Launch Vehicle Controls    30            29        88           82
Industrial Controls                      55            56       163          163
                                       ------------------      -----------------
       Total sales                     $160          $161      $478         $471
                                       ==================      =================

                                       Three Months Ended      Nine Months Ended
                                            June 30,               June 30,
                                       2000          1999      2000         1999
                                       ------------------      -----------------
Operating Profit

Aircraft Controls                      $   11      $   10      $   32     $   28
                                        14.4%       12.7%       13.8%      12.1%
Satellite and Launch Vehicle Controls       3           3          10          9
                                        10.3%       12.1%       11.8%      11.2%
Industrial Controls                         6           6          18         17
                                        11.2%       10.7%       11.0%      10.7%
                                       ------      ------      ------     ------
           Total operating profit      $   20      $   19      $   60     $   54
                                       ======      ======      ======     ======
                                        12.5%       11.9%       12.5%      11.5%

Aircraft Controls

Sales in Aircraft Controls in the third quarter of 2000 were $75 million compared to $76 million in the same quarter a year ago. A $3 million increase in aftermarket sales, primarily associated with the F-15 and C5B military aircraft, and a $1 million increase in sales on regional and business aircraft, due primarily to development work on the Bombardier BD-100, were more than offset by a decline of $5 million in OEM sales to Boeing related to lower production levels. Sales in Aircraft Controls for the first three quarters of 2000 were $227 million compared to $226 million in the same period of 1999. A $14 million increase in aftermarket sales, primarily associated with military aircraft, and a $6 million increase in development work on the Bombardier BD-100 were partially offset by a decrease in OEM sales to Boeing of $8 million, a decline of $7 million on the F-15 program, and a decrease of $4 million on the B-2 program.

Operating margins for Aircraft Controls were 14.4% in the third quarter of 2000 compared to 12.7% in the same period last year. On a year-to-date basis, margins were 13.8% in 2000 compared to 12.1% in 1999. The improvements in margins are attributable to reductions in R&D related to the development of next generation flight controls and increased military aircraft aftermarket sales that typically carry strong margins.

Satellite and Launch Vehicle Controls

Sales in Satellite and Launch Vehicle Controls were $30 million in the third quarter of 2000 compared to $29 million in the same period a year ago as a result of tactical missile sales. Sales in Satellite and Launch Vehicles Controls increased from $82 million in the first three quarters of 1999 to $88 million in the first nine months of 2000, primarily due to the Titan IV launch vehicle program, which is now beginning to wind down towards its completion in early 2001.

Operating margins for Satellite and Launch Vehicle Controls were 10.3% in the third quarter of 2000 compared to 12.1% in the same period a year ago. The decrease is due to a less favorable mix of tactical missile sales. Year-to-date, operating margins were 11.8% in 2000 compared to 11.2% in 1999. The margin improvement is due to the mix of sales favoring higher margin launch vehicle programs offset by a less favorable mix of tactical missile programs.

Industrial Controls

Sales in Industrial Controls in the third quarter of 2000 were $55 million compared to $56 million in the same period in 1999. Sales would have increased $1 million had certain foreign currencies not weakened against the dollar. Year-to-date, sales in Industrial Controls were $163 million in both 2000 and 1999. Sales would have increased $7 million had certain foreign currencies not weakened against the dollar. Sales of hydraulic controls increased $3 million and $10 million in the third quarter and year-to-date, respectively, compared to the same periods in 1999 related to controls for plastics-making machinery,
primarily   injection   molding   machines,    and   controls   for   industrial
power-generating gas turbines. Sales of controls for electric applications decreased by $4 million and $10 million in the third quarter and year-to-date, respectively, compared to the same periods in 1999 due to lower production levels of controls for military ground vehicles and the completion of the Universal Spiderman entertainment simulator program.

Operating margins for Industrial Controls were 11.2% in the third quarter of 2000 compared to 10.7% in the same period of 1999. Year-to-date, operating margins were 11.0% in 2000 compared to 10.7% in 1999. The improved margins are due to a favorable mix towards hydraulic controls partially offset by lower margins on certain entertainment platform programs and military ground vehicles.

Financial Condition and Liquidity

Cash on hand was $10 million at June 30, 2000 and September 25, 1999. Cash from operations was $26 million in the first three quarters of 2000 compared to $25 million in the same period of 1999. Long-term debt remained level at $349 million after the first nine months of 2000 while the percentage of long-term debt to capitalization decreased from 62% to 61%. At June 30, 2000, the Company had interest rate swap agreements of $100 million outstanding, effectively converting this amount into fixed rate debt at 7.27% for the balance of the year. At various times in 2001, $80 million of these interest rate swap agreements will expire. For the nine months ended June 30, 2000, the Company purchased 173,210 shares into treasury at a cost of $4 million.

At June 30, 2000, the Company had $92 million of unused borrowing capacity under short and long-term lines of credit, including $80 million from the Company's U.S. revolving credit facility.

Capital expenditures for the first nine months of 2000 were $17 million compared with depreciation and amortization of $23 million. Capital expenditures for the first nine months of 1999 were $19 million compared to depreciation and amortization of $23 million. Capital expenditures in 2000 are expected to approximate $23 million.

The Company believes its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet its operating needs.

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

The Company has reviewed Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," and is in the process of evaluating the impact this SAB will have on its financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 (FIN No. 44). This interpretation, which is effective July 1, 2000, clarifies, among other issues, the definition of employee for the purposes of applying the provisions of APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, and the accounting consequence of various modifications to the terms of a previously fixed stock option or award. The adoption of FIN No. 44 does not have an effect on the Company's historical financial position or results of operations.

Outlook

The Company is expecting sales in 2000 to approximate $643 million, a 2% increase over 1999. Increases are expected in each of the Company's segments. Aircraft Controls' sales are expected to increase by 1% as increased production rates on the F/A-18E/F and strong aftermarket sales continue to offset declines in production rates at Boeing. Sales in Satellites and Launch Vehicles Controls are expected to increase 5% due to higher sales of controls for launch vehicles as well as sales increases on tactical missile programs. Notwithstanding further currency fluctuations, 2000 sales for Industrial Controls are expected to increase by 2% on the continuing strength of turbine controls and the plastics industry, partially offset by a decline in the sales of electric motion simulators as major programs have reached completion. Sales in 2001 are forecast to grow to $660 million, or a 3% increase compared to 2000. Aircraft Controls' sales are expected to grow by 5% primarily due to increased production rates of the F/A-18E/F, V-22 and Boeing 7-series commercial airplanes. Sales in Satellites and Launch Vehicles Controls are expected to decrease 13% due to the winding down of the Titan IV launch vehicle program. The decline in sales for launch vehicle controls is expected to be partially offset by increases in sales of controls for satellites, Space Station, and tactical missiles. Industrial Controls' sales are expected to increase 8% based on growth in sales, primarily turbine controls, controls for plastics machinery and electric drives.

Operating margin for fiscal 2000 is expected to be approximately 12.4% compared to 11.6% in 1999. The improvement is due to increased higher-margin aftermarket sales in Aircraft Controls and a favorable product mix in Industrial Controls. Operating margin for 2001 is expected to be approximately 12.8% due to higher sales in Aircraft Controls and Industrial Controls. Net earnings for 2000 are expected to increase by approximately 3% and by approximately 9% in 2001.

Cautionary Statement

The discussion in the "Outlook" paragraph of the Management's Discussion and Analysis of Financial Condition and Results of Operation section of this Report consists of "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. There are several important factors, risks and uncertainties the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. Among these important factors, risks and uncertainties are (i) that the Company's customers are in industries which are sensitive to fluctuations in general business cycles and demand for capital goods and, with respect to the Company's Aircraft Controls and Satellite and Launch Vehicles Controls segments, to government funding of procurement programs in which the Company participates, (ii) that the Company is dependent on certain major customers, such as Boeing and certain U.S. government contractors, for a significant percentage of its sales, (iii) that competition in the Company's business is intense and, depending on product line, may require the Company to compete by lowering prices or by advancing its technologies; several of the Company's competitors are substantially larger than the Company and have greater financial resources with which to compete, (iv) the risks associated with government contracting, including the potential for substantial fines and penalties or debarment from future contracts in the event the government's procurement rules are not followed, (v) the potential for cost overruns on development jobs and actual results differing from estimates inherent in contract accounting, (vi) the risk that the Company incurs a catastrophic loss of one or more of its manufacturing facilities, (vii) the impact of product liability claims given that the Company's products are used in applications where failure can result in significant property damage, injury and death, and
(viii) foreign currency fluctuations in those countries in which the Company does business which can adversely affect the Company's results of operations and financial condition. The factors identified above are not exhaustive. Other factors are identified in the Company's most recent Annual Report on Form 10-K for the fiscal year ended September 25, 1999 and its Quarterly Reports on Form 10-Q for the quarters ended December 31, 1999 and March 31, 2000. Moreover, the Company operates in highly competitive and rapidly changing industries. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made in this Report. Given these risks, factors and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's Annual Report on Form 10-K for the year ended September 25, 1999 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding this market risk information.

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

                                                        Moog Inc.
                                                  ------------------------
                                                       (Registrant)


Date:         August 14, 2000                  By S/Robert R. Banta/S
              ---------------                     ------------------------
                                                  Robert R. Banta
                                                  Executive Vice President
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Date:         August 14, 2000                  By S/Donald R. Fishback/S
              ---------------                     ------------------------
                                                  Donald R. Fishback
                                                  Controller
                                                  (Principal Accounting Officer)