Form 10-K
period 2000-09-30
MOOG INC
filed 2000-12-21
CIK 67887

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   September 30, 2000      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
Commission file number 1-5129

MOOG INC.
(Exact Name of Registrant as Specified in its Charter)

New York	16-0757636
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
East Aurora, New York	14052-0018
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:   (716) 652-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $1.00 Par Value Class B Common Stock, $1.00 Par Value	American Stock Exchange American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes   X  ;   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the American Stock Exchange on December 8, 2000 was approximately $190 million.

The number of shares of Common Stock outstanding as of the close of business on December 8, 2000 was:
Class A 7,261,216; Class B 1,491,884.

The Documents listed below have been incorporated by reference into this Annual Report on Form 10-K:
        (1) Specific sections of the Annual Report to Shareholders for the fiscal year ended September 30, 2000 (the “2000 Annual Report”)
        (2) Specific sections of the January 2001 Proxy Statement to Shareholders (the “2001 Proxy”)

MOOG INC.
FORM 10-K INDEX

PART I
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
   Item 7A - Quantitative and Qualitative
             Disclosures About Market Risk
    Item 8 - Financial Statements and
             Supplementary Data
    Item 9 - Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure

PART III
   Item 10 - Directors and Executive Officers
             of the Registrant
   Item 11 - Executive Compensation
   Item 12 - Security Ownership
             of Certain Beneficial
             Owners and Management
   Item 13 - Certain Relationships and
             Related Transactions

PART IV
   Item 14 - Exhibits, Financial Statement
             Schedules, and Reports
             on Form 8-K

Cautionary Statement

Information, included herein or incorporated by reference, that are not historical facts, including statements accompanied by or containing words such as “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties, include (i) fluctuations in general business cycles, demand for capital goods and government funding of procurement programs in which the Company participates, (ii) the dependency on certain major customers, such as Boeing and certain U.S. Government contractors, for a significant percentage of its sales, (iii) intense competition in the Company’s business which, depending on product line, may require the Company to compete by lowering prices or by advancing its technologies; several of the Company’s competitors are substantially larger than the Company and have greater financial resources with which to compete, (iv) the potential for substantial fines and penalties or debarment from future contracts in the event the Government’s procurement rules are not followed, (v) the potential for cost overruns on development jobs and actual results that may differ from estimates used in contract accounting, (vi) the possibility of a catastrophic loss of one or more of the Company’s manufacturing facilities, (vii) the impact of product liability claims related to the Company’s products used in applications where failure can result in significant property damage, injury and death, and (viii) foreign currency fluctuations in those countries in which the Company does business which can adversely affect the Company’s results of operations and financial condition. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these risks, factors and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this Filing.

Part I

   The Registrant, Moog Inc., a New York corporation formed in 1951, is referred to in this Annual Report on Form 10-K as "Moog," "the Company" or in the nominative "we" or the possessive "our."

ITEM 1.  Business.

   Certain information required herein is contained in part in the 2000 Annual Report, filed as an exhibit hereto.

   Description of the Company's Business. See the 2000 Annual Report.

   Distribution.  Moog’s direct sales and marketing organization is comprised of individuals possessing highly specialized technical expertise. Such expertise is required in order to effectively evaluate the customer’s precision control requirements and to facilitate communication between the customer and Moog’s engineering staff. Manufacturers’ representatives are used to cover certain aerospace and industrial markets or territories.

   Industry and Competitive Conditions. The Company experiences considerable competition in each of its three operating groups. However, the Company is the only precision motion control specialist which competes globally in all markets and all drive technologies.

   Many of our competitors have greater financial and other resources. In Aircraft Controls, the Company’s principal competitors include Parker Hannifin Corporation, Curtiss-Wright Corp., HR Textron, a subsidiary of Textron, Inc. and Teijin Seiki Limited. In Space Controls, the Company’s principal competitors include Honeywell and HR Textron. In Industrial Controls, competitors include Robert Bosch AG, Mannesmann Rexroth AG, Barber-Colman Company, Siemens AG and Indramat GmbH.

   Competition in each operating group is based upon design capability, product performance and life, service, price and delivery time. The Company believes it competes effectively on all of these bases.

   Backlog.  Substantially all backlog will be realized as sales in the next twelve months. The information required herein is incorporated by reference to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

   Raw Materials. Materials, supplies and components are purchased from numerous suppliers. The Company believes the loss of any one supplier, although potentially disruptive in the short term, would not materially affect the Company’s operations in the long term.

   Working Capital. The information required herein is incorporated by reference to the discussion on inventories in Note 1 of Item 8, Financial Statements and Supplementary Data.

   Seasonality.  Moog's business is generally not seasonal.

   Patents.  Moog has numerous patents and has filed applications for others. While the aggregate protection afforded by these is of value, the Company does not consider the successful conduct of any material part of its business to be dependent upon such protection. The Company’s patents and patent applications, including U.S., Canadian, European and Japanese patents, relate to electrohydraulic, electropneumatic and electromechanical actuation mechanisms and control valves, electronic control component systems and interface devices.

   Research Activities.  Research and product development activity has been and continues to be significant to the Company. The information required herein is incorporated by reference to Item 6, Selected Financial Data.

   Employees.  On September 30, 2000, the Company employed 4,463 full-time employees, compared to 4,699 full-time employees at September 25, 1999. The decline is attributable to the effects of integration efforts of recent acquisitions.

   Segment Financial Information.   The information required herein is incorporated by reference to Note 10 of Item 8, Financial Statements and Supplementary Data.

   Customers.  The information required herein is incorporated by reference to the description contained in the 2000 Annual Report. In aggregate, the Company markets its products to a wide variety of customers. The Boeing Company represented approximately 17% of consolidated sales in 2000, including sales to the Boeing Commercial Airplane Group representing 9% of fiscal 2000 sales. Sales to the U.S. Government and its prime- or sub-contractors, including military sales to Boeing, represented approximately 29% of sales. Sales to these customers are made principally from Aircraft Controls and Space Controls. The concentration of customers varies between operating groups. In Aircraft Controls, as well as Space Controls, a few customers provide the majority of revenues, while in Industrial Controls, revenues are spread over a more diverse customer base.

   International Operations.  Operations outside the United States are conducted through various wholly-owned foreign companies. The Company’s international operations are located predominantly in Europe and the Asian-Pacific region. (See Note 10 of Item 8, Financial Statements and Supplementary Data, and Item 14 (21).) The Company’s international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental foreign investment restrictions, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.

   Environmental Matters.  See the description contained in Note 12 of Item 8, Financial Statements and Supplementary Data.

ITEM 2. Properties.

   The Company occupies approximately 2,032,000 square feet of space (1,435,000 owned, 543,000 through operating leases and 54,000 through a capital lease) in the United States and countries throughout the world, distributed by segment as follows:

                        Square Feet
Aircraft Controls        1,006,000
Space Controls             308,000
Industrial Controls        680,000
Corporate Headquarters      38,000
                         ---------
Total                    2,032,000

   Aircraft Controls’ principal manufacturing facilities are located in New York, California, Utah, England and the Philippines.

   Space Controls' primary manufacturing facility is located in New York.

   Industrial Controls' principal manufacturing facilities are located in New York, Germany, Ireland, Luxembourg and Japan.

   The Company's headquarters are located in East Aurora, New York.

The Company believes that its properties have been adequately maintained and are generally in good condition. The Company believes that its existing facilities will provide sufficient production capacity for the foreseeable future. Operating leases expire at various times from November 2000 through November 2013. Upon the expiration of its current leases, the Company believes that it will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

ITEM 3. Legal Proceedings.

   From time to time, the Company is named as a defendant in legal actions arising in the normal course of business. The Company is not a party to any pending legal proceedings which management believes will result in a material adverse effect on the Company’s financial condition, liquidity or results of operations or to any pending legal proceedings other than ordinary, routine litigation related to its business.

ITEM 4. Submission of Matters to a Vote of Security Holders.

   None.

Part II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

   The number of shareholders of Class A Common Stock and Class B Common Stock is approximately 5,700 and 2,800, respectively.

   Dividend restrictions are detailed in Note 6 of Item 8, Financial Statements and Supplementary Data. Stock price information required herein is incorporated by reference to the 2000 Annual Report.

ITEM 6. Selected Financial Data.

   For a more detailed discussion of 1998 through 2000 refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements.

(dollars in thousands except per share data)
Fiscal Years                             2000         1999(1)      1998(2)      1997(3)      1996(4)

RESULTS FROM OPERATIONS
  Net sales                            $644,006     $630,034      $536,612     $455,929     $407,237

  Net earnings                         $ 25,400     $ 24,431      $ 19,268     $ 13,606     $ 10,709

  Net earnings per share
         Basic                         $   2.88     $   2.74      $   2.33     $   1.95     $   1.44
         Diluted                       $   2.85     $   2.70      $   2.26     $   1.88     $   1.40

FINANCIAL POSITION
  Total assets                         $791,705     $798,476      $559,325     $490,563     $449,558
  Working capital                       236,213      224,967       226,190      187,521      187,971
  Indebtedness - senior                 246,289      256,110        85,614      118,245       91,262
               - senior subordinated    120,000      120,000       120,000      120,000      120,000
  Shareholders' equity                  222,554      211,770       191,008      114,191      104,743
  Shareholders' equity per
    common share outstanding              25.45        23.77         21.38        16.18        15.01

SUPPLEMENTAL FINANCIAL DATA
  Capital expenditures                 $ 23,961     $ 26,439      $ 22,688     $ 13,713     $ 10,885
  Depreciation and amortization          30,443       30,602        22,665       21,267       19,632
  R&D - Company funded                   21,981       33,306        27,487       17,798       17,303
      - customer funded                  18,624       14,367        15,440       14,071       24,411
  Backlog                               345,333      336,857       314,253      280,364      243,310

RATIOS
  Net return on sales                       3.9%         3.9%          3.6%         3.0%        2.6%
  Return on shareholders' equity           11.7%        12.1%         12.6%        12.4%       10.0%
  Current ratio                            2.41         2.24          2.87         2.75        2.89
  Debt to shareholders' equity             1.65         1.78          1.08         2.09        2.02
  Long-term senior debt to
     capitalization(5)                     39.8%        40.9%         20.4%        30.3%       25.6%
  Long-term debt to capitalization(5)      60.9%        62.3%         51.1%        66.0%       65.3%

(1) Includes the effects of the fiscal 1999 acquisitions and the related financing. See Note 2 to the Consolidated Financial Statements.
(2) Includes the effects of the Class A common stock offering completed in February 1998. See Note 9 to the Consolidated Financial Statements.
(3) Includes the effects of the October 1996 acquisition of the industrial hydraulic servocontrols business of International Motion Control Inc.
(4) Net earnings include a $510 extraordinary loss on the early extinguishment of debt. Earnings before extraordinary loss in 1996 were $11,219 and basic and diluted earnings per share before extraordinary loss were $1.51 and $1.47, respectively.
(5) Capitalization is equal to the sum of total long-term debt, excluding current maturities, and shareholders’ equity.

ITEM 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

   Moog Inc. is a leading worldwide designer and manufacturer of a broad range of high performance precision motion and fluid control products and systems for aerospace and industrial markets. The Company is organized into three operating segments.

   Aircraft Controls designs and manufactures technologically advanced flight and engine controls for manufacturers of commercial and military aircraft. Moog is a supplier to several large commercial aircraft manufacturers including Boeing Commercial Airplane Company, Airbus Industrie, The Raytheon Company, Lockheed Martin Corporation and Bombardier Inc. The Company currently supplies flight controls for all Boeing’s 7-series commercial aircraft and for military aircraft, including the U.S. Navy’s F/A-18 E/F Super Hornet fighter aircraft and V-22 Osprey tiltrotor aircraft. The Company also is teamed with both competitors, Boeing and Lockheed Martin, to build the next generation fighter aircraft for use by all the U.S. military services known as the Joint Strike Fighter.

   Space Controls, formerly known as Satellite and Launch Vehicle Controls, designs and manufactures controls and systems that control the flight, positioning or thrust of satellites, NASA’s Space Shuttle, solar panels and antennae, launch vehicles, tactical and strategic missiles and ground-based telecommunication systems. Customers include Alliant Techsystems Inc., Lockheed Martin, DaimlerChrysler Corporation, Raytheon and Boeing. Programs on which Moog participates include the Titan IV and Delta family of launch vehicles, the National Missile Defense program, the Space Station and several tactical missile programs.

   Industrial Controls designs and manufactures hydraulic and electric controls used in a wide variety of industrial applications. Product applications include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills, fatigue testing machines, motion simulators and gun and turret positioning and ammunition-loading systems on military ground vehicles.

   On June 15, 2000, the Company purchased the remaining 33-1/3% minority interest of Microset Srl, an Italian manufacturer and designer of electronic controls for industrial machinery, for $1.1 million in cash. The Company acquired its previous 66-2/3% shareholding in Microset Srl in December 1998.

   On August 11, 2000, the Company purchased the net assets of the industrial servovalve business of Schenck Pegasus Corporation, for $1.9 million, of which $1.5 million was paid in cash.

2000 Compared with 1999

Consolidated.  Sales for 2000 increased 2% to $644 million as compared to $630 million in 1999. Aircraft Controls represented $10 million of the increase principally as a result of higher aftermarket sales, while Space Controls and Industrial Controls each increased $2 million.

Cost of sales as a percentage of sales was 69.7% in 2000 compared with 68.6% in 1999. The increase was due primarily to the redeployment of resources in Aircraft Controls from research and development (R&D) activities to production and, to a lesser extent, to lower margins in Space Controls as a result of the completion of the Standard Missile II program in 1999.

R&D expenses decreased by $11 million in 2000 to $22 million, or 3.4% of sales. The decrease was due primarily to reduced efforts for the development of next generation aircraft flight controls which peaked in fiscal 1999. A portion of the costs associated with those efforts has been redirected to either production or sales support.

Interest expense increased $5 million in 2000 to $33 million. Three-quarters of the increase was attributable to higher average outstanding borrowings on variable-rate indebtedness, resulting primarily from the financing of the 1999 first quarter acquisitions. The remainder of the increase was due primarily to the current year increase in interest rates.

MOOG INC.
Results of Operations

                                                 Fiscal Years Ended

                           September 30,     September 25,     September 26,
(dollars in millions)               2000              1999              1998

SALES

Aircraft Controls           $        312      $       302      $        254
Space Controls                       112              110                94
Industrial Controls                  220              218               189
                            ------------      -----------      ------------
           Net sales        $        644      $       630      $        537
                            ------------      -----------      ------------

OPERATING PROFIT AND MARGINS

Aircraft Controls           $         43      $        37      $         29
                                   13.8%            12.2%             11.4%
Space Controls                        12               13                10
                                   10.8%            11.7%             10.4%
Industrial Controls                   25               23                20
                                   11.2%            10.8%             10.8%
                            ------------      -----------      ------------
   Total operating profit   $         80      $        73      $         59
                            ------------      -----------      ------------
                                   12.4%            11.6%             11.0%

BACKLOG

Aircraft Controls           $        215      $       192      $        179
Space Controls                        65               85                77
Industrial Controls                   65               60                58
                            ------------      -----------      ------------
           Total backlog    $        345      $       337      $        314
                            -------------      -----------      -----------

Other income in 2000 includes a $0.3 million fourth quarter gain on the sale of a 26% ownership in a Russian controls manufacturer.

The Company’s effective tax rate for 2000 was 34.2% compared to 33.5% a year ago. The increase resulted from lower U.S. tax incentives on export sales and proportionately lower earnings in certain low tax countries.

For 2000, net earnings increased 4% to $25 million compared with $24 million in 1999. Diluted EPS increased 6% to $2.85 in 2000 compared to $2.70 last year.

Aircraft Controls.  Sales in Aircraft Controls increased 3% to $312 million in 2000 compared to $302 million in 1999. Aftermarket sales, which has grown to 40% of the segment’s sales in 2000 compared to 33% in 1999, increased $23 million over last year. Sales also increased $8 million related to development work for flight controls on the Bombardier BD 100. These increases were partially offset by anticipated declines of $13 million in OEM sales to Boeing for commercial aircraft related to their reduced production rates and $8 million on the F-15 fighter aircraft and $4 million on the B-2 bomber as these programs near completion.

Operating margins for Aircraft Controls were 13.8% in 2000 compared to 12.2% in 1999. The improvement in margins is attributable to increased aftermarket sales that typically carry stronger margins and, to a lesser extent, to reductions in R&D related to the development of next generation flight controls.

Twelve-month backlog for Aircraft Controls was $215 million at September 30, 2000 compared to $192 million at September 25, 1999. The increase is due primarily to the Boeing 7-series commercial aircraft, the Bombardier BD 100, and the V-22 programs.

Space Controls.  Sales in Space Controls increased 2% to $112 million in 2000 compared to $110 million in 1999. Sales of flight controls for the Space Shuttle and Space Station Crew Return Vehicle increased $3 million while sales on the Titan IV launch vehicle program increased $2 million, primarily related to work performed earlier in the year. Increased sales of tactical missile controls for the AGM 142 of $5 million and Hellfire of $2 million helped offset sales declines of $9 million on the Standard Missile II program which was completed in 1999.

Operating margins for Space Controls decreased to 10.8% in 2000 from 11.7% last year. The decline in margins is attributable to the shift from more mature programs such as Standard Missile II to development programs such as National Missile Defense, Space Station Crew Return Vehicle and newer satellite propulsion and tactical missile programs.

Twelve-month backlog for Space Controls was $65 million at September 30, 2000 compared to $85 million at September 25, 1999. The decrease is primarily due to the Titan IV program nearing completion.

Industrial Controls. Sales in Industrial Controls increased 1% to $220 million in 2000 from $218 million in 1999. Had foreign currencies not weakened against the U.S. dollar, sales would have translated into an additional $9 million over last year. Sales for turbine controls increased by $12 million and sales of controls for plastics machinery increased by $7 million. Partially offsetting these increases was a $7 million decline in sales of controls for military ground vehicles and a $4 million decrease for electric motion simulators due to the completion of Universal’s Spiderman theme park attraction.

Operating margins increased to 11.2% in 2000 compared to 10.8% in 1999 due to improved operating efficiencies related to higher sales volume.

Twelve-month backlog for Industrial Controls was $65 million at September 30, 2000 compared to $60 million at September 25, 1999. The increase primarily relates to growth in the turbines and simulation businesses.

1999 Compared with 1998

  Consolidated.  Sales for 1999 were $630 million, up 17% from $537 million in 1998. The November 1998 acquisition of Montek accounted for the majority of the increase. In the first ten months after the acquisition, Montek had $78 million in sales, the majority of which were controls for aircraft. Sales in 1999 also included incremental sales of Hydrolux SARL, Moog-Hydrolux Hydraulic Systems, Inc. (Moog-Hydrolux) and Microset Srl., which are collectively referred to as the Acquired Industrial Businesses, totaling $24 million. Excluding the impact of acquisitions, sales decreased by $13 million due to the winding down of the B-2 bomber and F-15 fighter aircraft programs along with declines in deliveries to Boeing, due to their reduced production rates.

  Cost of sales in 1999 was 68.6% of sales compared with 69.7% of sales in 1998. The improvement was due to a favorable product mix of sales in 1999 resulting from a greater share of aircraft flight control aftermarket sales along with a greater proportion of work on higher margin launch vehicle and tactical missile programs. This improvement was offset by higher cost of sales as a percentage of sales (1.4 percentage points) associated with the Acquired Industrial Businesses and the satellite controls business.

  Research and development expenses increased by $6 million in 1999 to $33 million, or 5.3% of sales. Approximately half of the dollar increase was associated with the development of next generation flight controls. The fiscal 1999 acquisitions and efforts in Industrial Controls related to developing the next generation direct drive valve and turbine products accounted equally for the remainder of the increase.

  Selling, general and administrative (SG&A) expenses were $100 million in 1999 compared to $85 million in 1998, while, as a percentage of sales, SG&A remained at 15.9% of net sales. The 1999 acquisitions accounted for over 70% of the absolute dollar increase.

  Interest expense increased $8 million in 1999 to $28 million due to higher average outstanding borrowings resulting from the indebtedness incurred to finance the first quarter fiscal 1999 acquisitions.

  The Company’s effective tax rate for 1999 was 33.5% compared to 35.5% in 1998. The 1999 tax rate reflects higher foreign tax credit benefits resulting from distributions from the Company’s German subsidiary.

  For 1999, net earnings increased 27% to $24.4 million compared with $19.3 million in 1998. Diluted EPS increased to $2.70 in 1999 compared to $2.26 in 1998.

Aircraft Controls. Sales in Aircraft Controls increased 19% to $302 million in 1999 as compared to $254 million in 1998. The acquisition of Montek provided significant growth to Aircraft Controls sales and contributed to operating margin improvement during 1999. For the first ten months after the acquisition, Montek contributed $63 million to Aircraft Controls sales. Approximately 80% of Montek’s aircraft controls business related to controls for commercial airplane applications, primarily the Boeing 7-series airplanes. Also contributing to the overall sales improvement was an increase of $20 million in aftermarket sales from the Company’s pre-acquisition businesses, primarily related to controls for military applications. These increases were offset by anticipated declines in sales on the B-2 bomber and F-15 fighter aircraft programs, as they near completion, and pre-acquisition Boeing OEM business. The Company recently began initial production on the F/A-18E/F Super Hornet and the V-22 Osprey, which, over the long-term, will help offset the completion of the F-15 and B-2 programs. Although the Company’s total Boeing OEM business increased in 1999 due to the Montek acquisition, reduced production rates of the 747 and 777 slowed deliveries of pre-acquisition products to Boeing.

  Operating margins for Aircraft Controls were 12.2% in 1999 compared to 11.4% in 1998. The main reason for the margin improvement is the acquisition of Montek, which had higher margins than the Company’s pre-acquisition operations. Montek’s business contains a greater percentage of aftermarket sales, which typically carry higher margins than sales to OEMs. For the first ten months after the acquisition, 38% of Montek’s sales related to spares, parts and repair services. Including the acquisition, Aircraft Controls aftermarket sales represented 33% of total sales in 1999 compared to 21% in 1998. This improvement was tempered by $3 million of increased research and development costs associated with the development of next generation flight controls.

  Twelve-month backlog for Aircraft Controls was $192 million at September 25, 1999 compared to $179 million at September 26, 1998. The increase was due to the acquisition of Montek, offset by lower pre-acquisition business resulting from production rate declines at Boeing and certain military programs winding down.

  Space Controls. Sales in Space Controls were $110 million in 1999, up 18% from $94 million in 1998. Sales of controls for tactical missiles increased $12 million in 1999 with 88% of that increase resulting from the acquisition of Montek for controls on the Hellfire, TOW and AGM 142 tactical missile programs. On the strength of the Titan IV, Delta family of launch vehicles and the National Missile Defense system, sales of launch vehicle steering controls increased $11 million. These increases were offset by lower sales of satellite controls due to a general softness in the satellite market.

  Operating margins for Space Controls were 11.7% in 1999 compared to 10.4% in 1998. Operating margins for launch vehicle and tactical missile products improved 50% as the mix in 1999 favored more mature production programs and significant expenditures were made in 1998 on launch vehicle development programs. These favorable developments were mostly offset by lower sales and margins in satellite controls, which represents 20% of the group’s sales.

  Twelve-month backlog for Space Controls was $85 million at September 25, 1999 compared to $77 million at September 26, 1998. The increase relates to controls for tactical missiles resulting from the acquisition of Montek.

  Industrial Controls.  Sales in Industrial Controls increased 15% to $218 million in 1999 from $189 million in 1998. The Acquired Industrial Businesses accounted for $24 million of the increase. Montek, which also produced industrial servovalves, accounted for the remainder of the Industrial Controls’ sales increase.

  Operating margins for Industrial Controls were 10.8% in 1999 and 1998. An increase in margins of 2.5 percentage points in the Company’s pre-acquisition businesses is attributable to favorable product mix resulting from higher sales of electric controls for military ground vehicles and industrial hydraulic controls in Europe. This increase was offset by losses incurred by the Acquired Industrial Businesses reflecting lower than anticipated sales due to a downturn in the injection molding machinery market.

  Twelve-month backlog for Industrial Controls was $60 million at September 25, 1999 compared to $58 million at September 26, 1998. Decreases in orders for controls for military ground vehicles and entertainment simulators offset backlog associated with the Acquired Industrial Businesses and Montek.

Financial Condition and Liquidity

  On October 24, 2000, the Company amended its $340 million Corporate Revolving and Term Loan Agreement (Credit Facility). The term loan portion of the Credit Facility, which had a balance of $48.8 million at September 30, 2000, was increased to $75 million with the difference added to the unused borrowing capacity of the revolving portion of the facility. As of October 24, 2000, $100 million of unused borrowing capacity was available under the Credit Facility. The amended Credit Facility expires in December 2005 and requires quarterly principal payments on the term loan of $3.75 million, which commence in December 2000. Interest on th e amended agreement continues at LIBOR plus 200 basis points, with the margin adjusted based on leverage.

  Cash provided by operating activities was $45 million in 2000 compared to $43 million a year ago. The increase in cash from operations is due primarily to improved earnings. The changes in provisions for losses are the result of normal ongoing reviews of contracts, inventories and receivables. The Company expects cash from operations in 2001 to be comparable with 2000.

  Long-term debt decreased $3 million to $346 million at September 30, 2000. The percentage of long-term debt to capitalization decreased to 60.9% from 62.3% at September 25, 1999. In addition to the Credit Facility, the Company had $13 million of unused borrowing capacity under short and long-term lines of credit at September 30, 2000.

  Net property, plant and equipment was $189 million at September 30, 2000 and September 25, 1999. Capital expenditures in 2000 were $24 million compared with depreciation and amortization of $30 million. Capital expenditures in 1999 were $26 million compared with depreciation and amortization of $31 million. Capital expenditures in 2001 are expected to be approximately $24 million.

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

  The Company’s borrowings under variable interest rate facilities are $237 million at September 30, 2000. In order to provide for interest rate protection, the Company has entered into interest rate swap agreements totaling $160 million, of which $80 million matures at various times through January 2001 and effectively converts this amount to fixed-rate debt at 7.3%. The remaining $80 million matures at various times during fiscal 2002 and effectively converts this amount to fixed-rate debt at 8.3%. If LIBOR were to change by 10%, the impact on consolidated interest expense from the Company’s floating-rate debt would be approximately $1 million in 2001.

  The majority of the Company’s sales, expenses and cash flows are transacted in U.S. dollars. The Company does have some market risk exposure with respect to changes in foreign currency exchange rates primarily as it relates to the value of the U.S. dollar versus the Euro, the Japanese Yen and the British Pound. If foreign exchange rates were to collectively weaken against the U.S. dollar by 10%, net earnings would be reduced by approximately $1 million related to currency exchange rate translation exposures and $0.5 million related to pressures on operating margins for products sourced in non-U.S. countries.

  The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments and intercompany loans and to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries. At September 30, 2000, there were no contracts outstanding.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this standard, companies are required to carry all derivatives on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective in the Company’s first quarter of fiscal 2001. As of September 30, 2000, the Company’s exposure to derivatives is limited to interest rate swap agreements which are highly effective in managing the Company’s interest rate exposure. A high correlation exists between the terms of the interest rate swaps and the underlying debt, which causes fluctuations in the fair value of the swaps to be offset by a fluctuation in the carrying value of the underlying debt. With respect to derivatives outstanding on September 30, 2000, the adoption of SFAS No. 133 in fiscal 2001 is not expected to have a material impact on the financial statements of the Company.

Subsequent Events

  On October 31, 2000, the Company purchased the net assets of the Vickers Electrics Division, an Italian manufacturer of high-performance electric drives, from Aeroquip-Vickers S.p.A., for $9.9 million in cash.

  On November 7, 2000, the Company announced an agreement to purchase the net assets of the Bosch Radial Piston Pump product line of Robert Bosch GmbH for $6.5 million in cash, plus the assumption of $1.6 million of pension liabilities. The closing of this transaction is subject to approval from antitrust authorities and to final approval of the merger of Bosch and Mannesmann Rexroth AG.

  On November 15, 2000, the Company acquired the remaining 25% minority interest of Hydrolux SARL and Moog-Hydrolux for $1.3 million in cash.

Outlook

Sales in 2001 are expected to increase by 6% over 2000 to $682 million, exclusive of any revenues from the pending acquisition of the Bosch Radial Piston Pump product line. Aircraft Controls’ sales are expected to grow by 5% to $328 million primarily due to increased production rates of the F/A-18E/F, V-22, and Boeing 7-series commercial airplanes, and development work on regional aircraft and business jets. Sales in Space Controls are expected to decrease by 14% to $96 million as increases in sales of controls for satellites, tactical missiles, and the Space Station will not fully offset the effect of the Titan IV launch vehicle program nearing completion. Industrial Controls’ sales are expected to increase by 18% to $258 million due to increases in sales of turbine controls and controls for plastics machinery and $17 million of incremental revenues from the Vickers Electrics acquisition and $2 million from the Schenck Pegasus acquisition.

The operating margin for 2001 is expected to slightly increase to 12.5% from 12.4% in 2000 as higher sales in Aircraft Controls, where margins are forecasted to increase to 14.3%, and Industrial Controls, where margins are forecasted to increase to 11.8%, are expected to be partially offset by a decrease in margins to 8.0% in Space Controls as mature programs wind down. Earnings per share is projected to increase by 9% to $3.10 in 2001.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Financial Statements and Supplementary Data.

MOOG INC.
Consolidated Statements of Earnings

                                                        Fiscal Years Ended

                                       September 30,      September 25,       September 26,
(dollars in thousands                           2000               1999                1998
except per share data)

NET SALES                              $     644,006      $   630,034         $    536,612
COST OF SALES                                448,702          432,033              374,000
                                       -------------      -----------          ------------
GROSS PROFIT                                 195,304          198,001              162,612

  Research and development                    21,981           33,306               27,487
  Selling, general and administrative        101,990          100,023               85,374
  Interest                                    33,271           28,188               20,148
  Other                                         (553)            (244)                (270)
                                       -------------      -----------          ------------
EARNINGS BEFORE INCOME TAXES                  38,615           36,728               29,873

INCOME TAXES                                  13,215           12,297               10,605
                                       -------------      -----------          ------------
NET EARNINGS                           $      25,400      $    24,431         $     19,268
                                       -------------      -----------          ------------
NET EARNINGS PER SHARE
 Basic                                 $        2.88      $      2.74         $       2.33
 Diluted                               $        2.85      $      2.70         $       2.26

See accompanying Notes to Consolidated Financial Statements.

MOOG INC.
Consolidated Balance Sheets

                                                                   As of                As of
                                                           September 30,        September 25,
(dollars in thousands except per share data)                        2000                 1999

ASSETS
  CURRENT ASSETS
   Cash and cash equivalents                                $     13,827         $      9,780
   Receivables                                                   211,463              212,279
   Inventories                                                   147,546              152,246
   Deferred income taxes                                          26,972               29,097
   Prepaid expenses and other current assets                       3,693                3,413
                                                            ------------         ------------
         TOTAL CURRENT ASSETS                                    403,501              406,815

  PROPERTY, PLANT AND EQUIPMENT                                  188,584              188,918
  GOODWILL, net of accumulated amortization of
           $22,126 in 2000 and $15,328 in 1999                   181,303              184,368
  OTHER ASSETS                                                    18,317               18,375
                                                            ------------         ------------
  TOTAL ASSETS                                              $    791,705         $    798,476
                                                            ------------         ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
   Notes payable                                            $      1,581         $      5,831
   Current installments of long-term debt                         18,609               20,787
   Accounts payable                                               36,253               36,373
   Accrued salaries, wages and commissions                        35,191               39,167
   Contract loss reserves                                         20,916               24,741
   Accrued interest                                                9,066               10,587
   Federal, state and foreign income taxes                         8,030                9,181
   Other accrued liabilities                                      29,625               27,347
   Customer advances                                               8,017                7,834
                                                            ------------         ------------
         TOTAL CURRENT LIABILITIES                               167,288              181,848

  LONG-TERM DEBT, excluding current installments
   Senior debt                                                   226,099              229,492
   Senior subordinated notes                                     120,000              120,000
  OTHER LONG-TERM LIABILITIES                                     55,764               55,366
                                                            ------------         ------------
         TOTAL LIABILITIES                                       569,151              586,706
                                                            ------------         ------------
  COMMITMENTS AND CONTINGENCIES (Note 12)                              -                    -

  SHAREHOLDERS' EQUITY
   9% Series B Cumulative, Convertible,
   Exchangeable Preferred stock - Par Value $1.00
     Authorized 200,000 shares. Issued 100,000 shares.               100                  100
   Common Stock - Par Value $1.00
     Class A - Authorized 30,000,000 shares.
       Issued 8,427,462 shares in 2000 and 8,427,311
       shares in 1999.                                             8,427                8,427
     Class B - Authorized 10,000,000 shares. Convertible
       to Class A on a one for one basis.
      Issued 2,461,661 shares in 2000 and
       2,461,812 shares in 1999.                                   2,462                2,462

  Additional paid-in capital                                     102,639              102,778
  Retained earnings                                              157,497              132,104
  Treasury shares                                                (37,570)             (32,589)
  Accumulated other comprehensive loss                           (11,001)              (1,512)
                                                            ------------         ------------
       TOTAL SHAREHOLDERS' EQUITY                                222,554              211,770
                                                            ------------         ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $    791,705         $    798,476
                                                            ------------         ------------

See accompanying Notes to Consolidated Financial Statements.

MOOG INC.
Consolidated Statements of Shareholders' Equity

(dollars in thousands except per share data)
                                                             Fiscal Years Ended

                                             September 30,     September 25,     September 26,
                                                     2000               1999              1998

PREFERRED STOCK                              $        100      $         100     $         100
                                             ------------      -------------     -------------
COMMON STOCK
   Beginning of year                               10,889             10,889             9,134
   Sale of Class A common stock                         -                  -             1,755
                                             ------------      -------------     -------------
   End of year                                     10,889             10,889            10,889
                                             ------------      -------------     -------------
ADDITIONAL PAID-IN CAPITAL
  Beginning of year                               102,778            102,306            47,519
  Issuance of treasury shares at less than cost      (139)              (234)             (306)
  Tax benefits related to stock option plan             -                706               190
  Sale of Class A common stock, net of issuance costs   -                  -            54,903
                                             ------------      -------------     -------------
   End of year                                    102,639            102,778           102,306
                                             ------------      -------------     -------------
RETAINED EARNINGS
  Beginning of year                               132,104            107,681            88,422
  Net earnings                                     25,400             24,431            19,268
  Preferred dividends ($.09 per share in
      2000, 1999 and  1998)                            (7)                (8)               (9)
                                             ------------      -------------     -------------
  End of year                                     157,497            132,104           107,681
                                             ------------      -------------     -------------

TREASURY SHARES, AT COST*
  Beginning of year                               (32,589)           (30,511)          (30,967)
  Shares issued related to options
    (2000 - 34,000 Class A shares;
     1999 - 53,000 Class A shares;
     1998 - 99,750 Class A shares and
            85,000 Class B shares)                    408                636             2,451
  Shares purchased
    (2000 - 115,988 Class A shares
      and 84,908 Class B shares;
     1999 - 14,858 Class A shares
      and 65,115 Class B shares;
     1998 - 57,343 Class A shares
      and 8,817 Class B shares)                    (5,489)            (2,815)           (2,145)
  Shares sold to Savings and Stock Ownership Plan
   (SSOP) (2000 - 770 Class A shares and 2,469
     Class B shares; 1999 - 2,857
     Class B shares; 1998 - 3,300 Class A shares)     100                101               150
                                             ------------      -------------     -------------
  End of year                                     (37,570)           (32,589)          (30,511)
                                             ------------      -------------     -------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)**
  Beginning of year                                (1,512)               614               977
  Adjustment from foreign currency translation     (9,489)            (2,126)             (363)
                                             ------------      -------------     -------------
  End of year                                     (11,001)            (1,512)              614
                                             ------------      -------------     -------------

LOAN TO SSOP
  Beginning of year                                     -                (71)             (994)
  Payments received on loan to SSOP, net of advances    -                 71               923
                                             ------------      -------------     -------------
  End of year                                           -                  -               (71)
                                             ------------      -------------     -------------

TOTAL SHAREHOLDERS' EQUITY                   $    222,554      $     211,770     $     191,008
                                             ------------      -------------     -------------
COMPREHENSIVE INCOME
  Net earnings                               $     25,400      $      24,431     $      19,268
  Adjustment from foreign currency translation     (9,489)            (2,126)             (363)
  Total comprehensive income                 $     15,911      $      22,305     $      18,905

*Class A Common Stock in treasury: 1,182,626 shares as of September 30, 2000; 1,101,418 shares as of September 25, 1999; 1,140,514 shares as of September 26, 1998.
Class B Common Stock in treasury: 960,615 shares as of September 30, 2000; 878,176 shares as of September 25, 1999; 815,918 shares as of September 26, 1998.
Preferred Stock in treasury: 16,229 shares as of September 30, 2000 and September 25, 1999 and 5,117 shares as of September 26, 1998.

**Consists solely of cumulative foreign currency translation.

See accompanying Notes to Consolidated Financial Statements.

MOOG INC.
Consolidated Statements of Cash Flows

                                                Fiscal Years Ended

                                      September 30,    September 25,    September 26,
                                               2000             1999             1998
(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                        $      25,400    $      24,431    $      19,268
  Adjustments to reconcile net
    earnings to net cash provided
    by operating activities:
   Depreciation and amortization             30,443           30,602           22,665
   Provisions for non-cash losses
    on contracts, inventories and
    receivables                              13,867            8,466           10,974
   Deferred income taxes                      3,934            2,110           (3,200)
   Other                                        278              (71)             146
   Change in assets and liabilities
    providing (using) cash, excluding the
    effects of acquisitions:
       Receivables                           (5,270)            (736)         (19,590)
       Inventories                           (5,636)         (12,156)         (20,124)
       Other assets                          (3,129)          (2,478)            (320)
       Accounts payable and
         accrued liabilities                (15,544)          (5,531)          12,403
       Other liabilities                        384               63              524
       Customer advances                        214           (2,023)             615
                                      -------------    -------------    -------------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                      44,941           42,677           23,361
                                      -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash acquired         (1,450)        (171,710)         (20,983)
  Acquisition of minority interest           (1,051)          (2,133)               -
  Purchase of property, plant
    and equipment                           (23,961)         (25,866)         (22,527)
  Proceeds from sale of assets                  392            3,379              328
  Payments received, net of
    advances, on loan to Savings
    and Stock Ownership Plan                      -               71              923
                                      -------------    -------------    -------------
    NET CASH USED IN
    INVESTING ACTIVITIES                    (26,070)        (196,259)         (42,259)
                                      -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of notes payable            (5,622)            (219)            (477)
  Proceeds from revolving lines of credit   158,000          258,700          126,151
  Payments on revolving lines of credit    (141,000)        (166,000)        (128,417)
  Proceeds from issuance of long-term debt        -           77,219            4,736
  Payments on long-term debt                (20,084)         (15,329)         (33,843)
  Net proceeds from the sale of common stock      -                -           56,658
  Purchase of outstanding shares
     for treasury                            (5,489)          (2,815)          (2,145)
  Proceeds from sale of treasury stock          369              503            2,295
  Other                                          (8)              (8)          (1,289)
                                      -------------    -------------    -------------
    NET CASH PROVIDED (USED)
    BY FINANCING ACTIVITIES                 (13,834)         152,051           23,669
                                      -------------    -------------    -------------
Effect of exchange rate changes
on cash and cash equivalents                   (990)            (314)              54
                                      -------------    -------------    -------------
INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                     4,047           (1,845)           4,825
Cash and cash equivalents at
  beginning of year                           9,780           11,625            6,800
                                      -------------    -------------    -------------
Cash and cash equivalents
  at end of year                      $      13,827    $       9,780   $       11,625
                                      -------------    -------------    -------------

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

   Fiscal Year: The Company’s fiscal year ends on the last Saturday in September. The consolidated financial statements include 53 weeks for the year ended September 30, 2000 and 52 weeks for each of the years ended September 25, 1999 and September 26, 1998. The Company believes this convention does not have a material effect on the comparability on the financial statements for the periods presented.

   Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

   Revenue Recognition: Revenues are recognized as units are delivered except for those under long-term contracts. The percentage of completion (cost-to-cost) method of accounting is followed for long-term contracts, which comprise approximately 40% of the Company’s sales. Under this method, revenues are recognized as the work progresses toward completion. For contracts with anticipated losses at completion, the projected loss is accrued when the loss becomes known.

   Inventories: Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out (FIFO) method of valuation. Consistent with industry practice, aerospace related inventories include amounts relating to contracts having long production and procurement cycles, portions of which are not expected to be realized within one year.

   Foreign Currency Translation: Foreign subsidiaries’ assets and liabilities are translated using rates of exchange as of the balance sheet date and the statements of earnings are translated at the average rates of exchange for the year.

   Depreciation and Amortization: Plant and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets under capital leases are amortized on a straight-line basis over the term of the lease or the estimated useful life of the asset, whichever is shorter.

   Intangibles associated with acquisitions are amortized on a straight-line basis over periods ranging from 10 years to 40 years. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows.

   Financial Instruments: The Company periodically uses derivative financial instruments for the purpose of hedging currency and interest rate exposures which exist as part of its ongoing business operations. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Deferred gains or losses related to any instrument designated but ultimately ineffective as a hedge of existing assets, liabilities, or firm commitments are recognized immediately in the statement of earnings. The interest differential to be paid or received on interest rate swaps is recognized in the consolidated statement of earnings, as incurred, as a component of interest expense. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counter parties to the instruments. The Company, however, does not expect nonperformance by the counter parties.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this standard, companies are required to carry all derivatives on the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective in the Company’s first quarter of fiscal 2001. As of September 30, 2000, the Company’s exposure to derivatives is limited to interest rate swap agreements which are highly effective in managing the company’s interest rate exposure. A high correlation exists between the terms of the interest rate swaps and the underlying debt, which causes fluctuations in the fair value of the swaps to be offset by a fluctuation in the carrying value of the underlying debt. With respect to derivatives outstanding as of September 30, 2000, the adoption of SFAS No. 133 in fiscal 2001 is not expected to have a material impact on the financial statements of the Company.

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

   Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

--------------------------------------------------------------------------------
                                            2000        1999           1998
--------------------------------------------------------------------------------
Basic weighted-average shares outstanding   8,828,644   8,927,369      8,281,974
Stock options                                  72,788     112,572        220,382
Convertible preferred stock                     7,192       7,516          8,146
--------------------------------------------------------------------------------
Diluted weighted-average shares outstanding 8,908,624   9,047,457      8,510,502
--------------------------------------------------------------------------------

   Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

   Stock-Based Compensation:  The Company measures compensation cost for stock options under the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25.

Note 2 - Acquisitions

   All of the Company’s acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the dates of acquisition. Purchase price allocations are considered preliminary until all relevant information has been obtained. This process generally occurs over a period of time, but not longer than a year from the acquisition date.

   On August 11, 2000, the Company purchased the net assets of the industrial servovalve business of Schenck Pegasus Corporation for $1,900, of which $1,450 was paid in cash. The industrial servovalve business has annual sales of approximately $2,000.

   On June 15, 2000, the Company purchased the remaining 33-1/3% minority interest of Microset Srl, an Italian manufacturer and designer of electronic controls for industrial machinery, for $1,051 in cash. On December 3, 1998, the Company had acquired a 66-2/3% shareholding in Microset Srl for $3,500 in cash.

   On November 30, 1998, the Company completed the acquisition of all the outstanding common stock of Raytheon Aircraft Montek Company (Montek) for approximately $160,000 in cash. Based on the final determination of the fair value of the net assets acquired, the acquisition resulted in intangible assets of approximately $124,300, the majority of which is being amortized over 40 years. In addition to the customary business assets and liabilities, contract loss reserves of $25,600 related to development contracts on certain business jet programs were recorded. At September 30, 2000, the balance of these contract loss reserves was $7,800, the majority of which will be utilized by the end of fiscal 2001. The Company established a $3,800 reserve for severance and other related costs associated with expected involuntary termination of employees. The balance of the liability at September 30, 2000 was $620. Activity during fiscal 2000 included $981 of payments and a $1,260 reduction to the liability with a corresponding adjustment to goodwill. The plan is expected to be completed in 2001.

   On October 30, 1998, the Company acquired a 75% shareholding of Hydrolux SARL, a Luxembourg manufacturer and designer of hydraulic power control systems for industrial machinery, and increased its ownership to 75% of Moog-Hydrolux Hydraulic Systems, Inc. (Moog-Hydrolux). The purchase price was $8,200 in cash, plus the assumption of $6,400 of debt. The acquisition resulted in intangible assets of approximately $3,300, which are being amortized over 20 years. On November 15, 2000, the Company acquired the remaining 25% minority interest of Hydrolux SARL and increased its ownership to 100% of Moog-Hydrolux for $1,354 in cash.

   On February 3, 1998, the Company acquired the net assets of Schaeffer Magnetics, Inc. (Schaeffer). Schaeffer manufactures motion control devices and systems for solar panels and antennae to the space industry. The cash purchase price was $21,700 resulting in intangible assets of approximately $15,916, which are being amortized over 30 years.

   On December 28, 1998, the Company purchased the remaining 10% minority interest of Moog Japan Ltd. for $2,133 in cash.

   On October 31, 2000, the Company purchased the net assets of the Vickers Electrics Division, an Italian manufacturer of high-performance electric drives with annual sales of approximately $20,000, from Aeroquip-Vickers S.p.A. for $9,945 in cash.

   On November 7, 2000, the Company announced an agreement to purchase the net assets of the Bosch Radial Piston Pump product line of Robert Bosch GmbH for $6,500 in cash plus the assumption of $1,600 of pension liabilities. The closing of this transaction is subject to approval from antitrust authorities and to final approval of the merger of Bosch and Mannesmann Rexroth AG.

Note 3 - Receivables

   Receivables consist of:

----------------------------------------------------------------------------------------
                                            September 30, 2000        September 25, 1999
----------------------------------------------------------------------------------------
Long-term contracts:
   Amounts billed                                $      48,984              $     41,274
   Unbilled recoverable costs and profits              102,267                   102,311
   Claims on terminated contracts                            -                       391
                                                  ------------               -----------
   Total long-term contract receivables                151,251                   143,976
Trade                                                   61,125                    67,069
Refundable income taxes                                     37                       237
Other                                                    1,306                     3,414
                                                  ------------               -----------
Total receivables                                      213,719                   214,696
Less allowance for doubtful accounts                    (2,256)                   (2,417)
----------------------------------------------------------------------------------------
Receivables                                      $     211,463              $    212,279
----------------------------------------------------------------------------------------

   The long-term contract amounts are primarily associated with the U.S. Government and its prime- and sub-contractors and major commercial aircraft manufacturers. Substantially all unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.

   Concentrations of credit risk with respect to billed receivables on long-term contracts and trade receivables are limited to those from significant customers, which are believed to be financially sound. Receivables from the U.S. Government and its prime- or sub-contractors, which represented 29% of sales in 2000, were $28,593 as of September 30, 2000. Receivables from the Boeing Commercial Airplane Group, which represented 9% of sales in 2000, were $3,600 as of September 30, 2000. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

Note 4 - Inventories

   Inventories consist of the following:

--------------------------------------------------------------------------------
                                    September 30, 2000        September 25, 1999
--------------------------------------------------------------------------------
Raw materials and purchased parts       $       49,868           $        40,684
Work in process                                 74,430                    87,925
Finished goods                                  23,248                    23,637
--------------------------------------------------------------------------------
Inventories                             $      147,546           $       152,246
--------------------------------------------------------------------------------

Note 5 - Property, Plant and Equipment

   Property, plant and equipment consists of:

--------------------------------------------------------------------------------
                                      September 30, 2000      September 25, 1999
--------------------------------------------------------------------------------
Land                                      $       10,609         $        10,127
Buildings and improvements                       121,648                 119,515
Machinery and equipment                          282,620                 275,640
                                          --------------          --------------
Property, plant and equipment, at cost           414,877                 405,282
Less accumulated depreciation and amortization  (226,293)               (216,364)
--------------------------------------------------------------------------------
Property, plant and equipment             $      188,584         $       188,918
--------------------------------------------------------------------------------

   Assets under capital leases included in property, plant and equipment are summarized as follows:

--------------------------------------------------------------------------------
                                      September 30, 2000      September 25, 1999
--------------------------------------------------------------------------------
Assets under capital leases, at cost      $        6,439         $         6,577
Less accumulated amortization                     (3,994)                 (3,445)
--------------------------------------------------------------------------------
Net assets under capital leases           $        2,445         $         3,132
--------------------------------------------------------------------------------

Note 6 - Indebtedness

   Long-term debt consists of the following:

--------------------------------------------------------------------------------
                                      September 30, 2000      September 25, 1999
--------------------------------------------------------------------------------
Credit Facility
  - revolving credit                      $      187,000         $       170,000
  - term loan                                     48,750                  67,500
International and other U.S. term loan agreements  7,495                  10,784
Obligations under capital leases                   1,463                   1,995
                                           -------------          --------------
Senior debt                                      244,708                 250,279
10% senior subordinated notes                    120,000                 120,000
                                           -------------          --------------
Total long-term debt                             364,708                 370,279
Less current installments                        (18,609)                (20,787)
--------------------------------------------------------------------------------
Long-term debt                            $      346,099         $       349,492
--------------------------------------------------------------------------------

   On October 24, 2000, the Company amended its $340,000 Corporate Revolving and Term Loan Agreement (Credit Facility). The term loan portion of the Credit Facility, which had a balance of $48,750 at September 30, 2000, was increased to $75,000 with the difference added to the unused borrowing capacity of the revolving portion of the facility. As of October 24, 2000, $100,000 of unused borrowing capacity was available under the Credit Facility. The amended Credit Facility expires in December 2005 and requires quarterly principal payments on the term loan of $3,750, which commence in December 2000. Interest on the amended agreement continues at LIBOR plus 200 basis points, with the margin adjusted based on leverage. In order to provide for interest rate protection, the Company has entered into interest rate swap agreements totaling $160,000, of which $80,000 matures at various times through January 2001 and effectively converts this amount to fixed-rate debt at 7.3%. The remaining $80,000 matures at various times during fiscal 2002 and effectively converts this amount to fixed-rate debt at 8.3%.

   The Credit Facility is secured by substantially all of the Company’s U.S. assets. The loan agreement contains various covenants which, among others, specify minimum interest and fixed charge coverage, limit capital expenditures, specify minimum net worth, limit leverage and restrict payment of cash dividends on common stock.

   International and other U.S. term loan agreements of $7,495 at September 30, 2000 consist principally of financing provided by various banks to certain foreign subsidiaries. These term loans are being repaid through 2009 and carry interest rates ranging from 1.0% to 10.1%.

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

   Maturities of long-term debt, as adjusted for the October 24, 2000 amendment of the Credit Facility, are $18,609 in 2001, $17,409 in 2002, $17,318 in 2003, $15,477 in 2004, $15,035 in 2005, and $280,860 thereafter.

   At September 30, 2000, the Company had pledged assets with a net book value of $462,821 as security for long-term debt.

   The Company has both short-term lines of credit and long-term credit facilities with various banks throughout the world. The short-term credit lines are principally demand lines and subject to revision by the banks. These short-term lines of credit, along with $73,726 available on the Credit Facility, provided credit availability of $87,043 at September 30, 2000. Commitment fees are charged on some of these arrangements based on a percentage of the unused amounts available and are not material.

   At September 30, 2000, the Company had $1,581 of notes payable to banks at an average rate of 4.8%. During 2000, an average of $3,904 in notes payable were outstanding at an average interest rate of 5.2%.

   See Note 13 for fair values of indebtedness and interest rate swaps.

Note 7 - Employee Benefit Plans

   The Company maintains a number of defined benefit plans covering substantially all employees. The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans for 2000 and 1999 are as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                      U.S. Plans                              Non-U.S. Plans
-----------------------------------------------------------------------------------------------------------------------
                                       September 30, 2000   September 25, 1999   September 30, 2000  September 25, 1999
-----------------------------------------------------------------------------------------------------------------------
Change in projected benefit obligation:
Projected benefit obligation
     at beginning of year                      $163,989             $160,440              $36,225             $35,030
Service cost                                      6,750                6,441                1,437               1,674
Interest cost                                    12,086               11,052                2,031               2,149
Contributions by plan participants                    -                    -                  202                 198
Actuarial losses (gains)                          1,779               (8,140)                (453)               (376)
Foreign currency exchange impact                      -                    -               (4,677)             (1,453)
Benefits paid from plan assets                   (6,331)              (5,722)                (576)               (568)
Benefits paid by Company                           (105)                 (82)                 (92)               (429)
-----------------------------------------------------------------------------------------------------------------------
Projected benefit obligation
   at end of year                               $178,168            $163,989              $34,097             $36,225
-----------------------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of assets at beginning of year       $163,854            $140,022              $15,577             $13,133
Actual return on plan assets                      13,340              27,905                1,965               2,171
Employer contributions                             1,000               1,649                1,294                 863
Contributions by plan participants                     -                   -                  202                 198
Benefits paid                                     (6,331)             (5,722)                (576)               (568)
Foreign currency exchange impact                       -                   -               (1,787)               (220)
-----------------------------------------------------------------------------------------------------------------------
Fair value of assets at end of year             $171,863            $163,854             $ 16,675             $ 15,577
-----------------------------------------------------------------------------------------------------------------------
Funded status:                                  $ (6,305)           $   (135)            $(17,422)            $(20,648)
Unrecognized net actuarial losses (gains)        (17,103)            (18,989)              (1,294)                (376)
Unrecognized prior service cost                    6,223               7,017                  128                  141
Unrecognized initial transition (asset) obligation  (504)               (810)                 503                  759
-----------------------------------------------------------------------------------------------------------------------
Accrued pension liability                       $(17,689)           $(12,917)            $(18,085)            $(20,124)
-----------------------------------------------------------------------------------------------------------------------
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost                            $      -            $      -             $  1,033             $    975
Accrued pension liability                        (18,176)            (13,195)             (19,118)             (21,099)
Intangible asset                                     487                 278                    -                    -
-----------------------------------------------------------------------------------------------------------------------
Net amount recognized                           $(17,689)           $(12,917)            $(18,085)            $(20,124)
-----------------------------------------------------------------------------------------------------------------------

   The following table provides aggregate information for pension plans with accumulated benefit obligations in excess of plan assets:

---------------------------------------------------------------------------
                              September 30, 2000         September 25, 1999
---------------------------------------------------------------------------
Projected benefit obligation      $       26,228            $        39,711
Accumulated benefit obligation            22,344                     33,921
Fair value of plan assets                  2,200                     12,505
---------------------------------------------------------------------------

    Fiscal 2000 plan assets consist primarily of publicly traded stocks, bonds, mutual funds, and $13,398 in Company stock, based on quoted market prices. The Company's funding policy is to contribute at least the amount required by law in the respective countries. The principal actuarial assumptions weighted for all defined benefit plans are:

----------------------------------------------------------------------------------
                                    U.S. Plans                    Non-U.S. Plans
----------------------------------------------------------------------------------
                                2000          1999             2000           1999
----------------------------------------------------------------------------------
Discount rate                   7.5%          7.5%             5.7%           5.9%
Return on assets                9.5%          9.5%             5.6%           6.5%
Rate of compensation increase   3.6%          3.6%             3.1%           4.0%
----------------------------------------------------------------------------------

   In addition, the Company maintains various defined contribution plans. Pension expense for all plans for 2000, 1999 and 1998 are as follows:

------------------------------------------------------------------------------------------------------------------
                                                            U.S. Plans                     Non-U.S. Plans
------------------------------------------------------------------------------------------------------------------

                                                    2000       1999        1998        2000       1999        1998
------------------------------------------------------------------------------------------------------------------
Service cost                                    $  6,750   $  6,441    $  4,647    $  1,437   $  1,674    $  1,569
Interest cost on projected benefit obligation     12,086     11,052       9,971       2,031      2,149       1,912
Expected return on plan assets                   (13,459)   (11,855)    (10,098)     (1,962)      (991)       (783)
Amortization of prior service cost                   794        794         575           8          7           -
Amortization of transition (asset) obligation       (305)      (305)       (305)       (287)       168         174
Recognized actuarial loss (gain)                      11        242           1         976         10        (142)
                                                --------   --------    --------    --------    -------    --------
Pension expense for defined benefit plans          5,877      6,369       4,791       2,203      3,017       2,730
Pension expense for defined contribution plans       583        510         228         548        870         865
------------------------------------------------------------------------------------------------------------------
Total pension expense                           $  6,460   $  6,879    $  5,019    $  2,751   $  3,887    $  3,595
------------------------------------------------------------------------------------------------------------------

   Employee and management profit share plans provide for the discretionary payment of profit share based on net earnings as a percentage of net sales multiplied by the employees’ wages, as defined. Profit share expense was $0, $5,334 and, $8,990 in 2000, 1999, and 1998, respectively.

   The Company has a Savings and Stock Ownership Plan (SSOP) which includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the SSOP can acquire Company Stock at market value, with the Company providing a 25% share match. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 30, 2000, the SSOP owned 373,154 Class A shares and 489,418 Class B shares.

   The Company provides postretirement health care benefits to certain retirees. The change in the accumulated benefit obligation and the funded status of the plan for 2000 and 1999 are shown below. There are no plan assets. The transition obligation is being recognized over 20 years.

----------------------------------------------------------------------------------------
                                            September 30, 2000        September 25, 1999
----------------------------------------------------------------------------------------
Change in Accumulated Postretirement Benefit
  Obligation (APBO)
APBO at beginning of year                    $        10,662           $        10,154
Service cost                                             183                       183
Interest cost                                          1,027                       710
Plan participants' contributions                         281                       221
Benefits paid                                         (1,668)                   (1,358)
Acquisitions                                               -                       521
Actuarial losses                                         879                       231
Plan amendments                                        2,906                         -
--------------------------------------------------------------------------------------
APBO at end of year                          $        14,270           $        10,662
--------------------------------------------------------------------------------------
Funded status                                $       (14,270)          $       (10,662)
Unrecognized transition obligation                     5,127                     5,521
Unrecognized prior service cost                        2,793                       172
Unrecognized losses                                    2,675                     1,931
--------------------------------------------------------------------------------------
Accrued postretirement benefit liability     $        (3,675)          $        (3,038)
--------------------------------------------------------------------------------------

   The cost of the postretirement benefit plan is as follows:

--------------------------------------------------------------------------------
                                            2000           1999             1998
--------------------------------------------------------------------------------
Service cost                             $   183        $   183           $  152
Interest cost                              1,027            710              699
Amortization of transitional obligation      394            396              394
Amortization of prior service cost           286             19               19
Recognized actuarial loss                    134             62                -
--------------------------------------------------------------------------------
Net periodic postretirement benefit cost $ 2,024        $ 1,370           $1,264
--------------------------------------------------------------------------------

   The plan was amended during 2000 to extend the health care benefits available to a certain group of retirees.

   The assumed discount rate used in the accounting for the plan was 7.5% in 2000 and 1999.

   For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000, gradually decreasing to 5% for 2005 and remaining at that level thereafter. A one percentage point increase in this rate would increase the postretirement benefit obligation as of September 30, 2000 by $443, while a one percentage point decrease in this rate would decrease the postretirement benefit obligation by $345.

Note 8 - Income Taxes

   The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

---------------------------------------------------------------------
                                       2000         1999         1998
---------------------------------------------------------------------
Earnings before income taxes:
  Domestic                          $23,672      $22,184      $22,009
  Foreign                            14,864       14,588        8,746
  Eliminations                           79          (44)        (882)
---------------------------------------------------------------------
  Total                             $38,615      $36,728      $29,873
---------------------------------------------------------------------
Computed expected tax expense       $13,515      $12,855      $10,456
Increase (decrease) in income taxes
 resulting from:
 Foreign tax rates                      532          297          338
 Nontaxable export sales               (622)        (943)        (800)
 State taxes net of federal benefit     412          403          501
 Foreign tax credits                   (688)        (646)        (145)
 Change in beginning of the year
   valuation allowance                 (226)         128          179
 Other                                  292          203           76
---------------------------------------------------------------------
Income taxes                        $13,215      $12,297      $10,605
---------------------------------------------------------------------
Effective income tax rate             34.2%        33.5%        35.5%
---------------------------------------------------------------------

   At September 30, 2000, certain foreign subsidiaries had net operating loss carryforwards totaling $12,874. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries.

   No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($51,408 at September 30, 2000) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the Company.

   The components of income taxes are as follows:

---------------------------------------------------
                        2000       1999        1998
---------------------------------------------------
Current:
  Federal           $ 3,880    $ 4,518     $ 8,809
  Foreign             5,105      5,487       3,897
  State                 296        182       1,099
                     ------     ------      -------
    Total current     9,281     10,187      13,805
                     ------     ------      -------
Deferred:
  Federal             4,498      2,471      (2,374)
  Foreign              (931)      (715)       (498)
  State                 367        354        (328)
                     ------     ------      -------
     Total deferred   3,934      2,110      (3,200)
---------------------------------------------------
Total income taxes   $13,215    $12,297     $10,605
---------------------------------------------------

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

--------------------------------------------------------------------------------
                                    September 30, 2000        September 25, 1999
--------------------------------------------------------------------------------
Deferred tax assets:
  Benefit accruals                         $ 15,823                $ 14,384
  Contract loss reserves not
     currently deductible                     6,462                  10,043
  Tax benefit carryforwards                   6,707                   5,258
  Inventory                                   5,043                   4,182
  Other accrued expenses                      4,610                   5,061
                                           --------                --------
    Total gross deferred tax assets          38,645                  38,928
    Less: Valuation reserve                    (377)                   (603)
                                           --------                --------
    Net deferred tax assets                $ 38,268                $ 38,325
                                           --------                --------
Deferred tax liabilities:
  Differences in bases and depreciation
  of property, plant and equipment        $  34,910               $ 29,909
  Other                                          36                     79
                                           --------                --------
    Total gross deferred tax liabilities  $  34,946               $ 29,988
--------------------------------------------------------------------------------
  Net deferred tax assets                 $   3,322               $  8,337
--------------------------------------------------------------------------------

   Net deferred tax assets are included in the balance sheet as follows:

--------------------------------------------------------------------------------
                               September 30, 2000        September 25, 1999
--------------------------------------------------------------------------------
Current assets                     $       26,972           $        29,097
Other assets                                3,216                     3,341
Other long-term liabilities               (26,866)                  (24,101)
--------------------------------------------------------------------------------
Net deferred tax assets            $        3,322           $        8,337
--------------------------------------------------------------------------------

Note 9 - Shareholders' Equity

   Class A and Class B Common Stock share equally in the earnings of the Company, and are identical with certain exceptions. Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B unless at least an equal cash dividend is paid on Class A. Class B shares are convertible at any time into Class A on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 151 in 2000, 170 in 1999 and 36,205 in 1998.

   In early February 1998, the Company completed an offering of Class A shares at $34.375 per share. The offering consisted of 1,755,000 previously unissued shares sold by the Company and 300,000 existing shares sold by the Moog Inc. Employees' Retirement Plan.

   The Company is authorized to issue up to 10,000,000 shares of preferred stock. Series B Preferred Stock is 9% Cumulative, Convertible, Exchangeable Preferred Stock with a $1.00 par value. Series B Preferred Stock consists of 100,000 issued shares and 83,771 outstanding shares at September 30, 2000, and is convertible into Class A Common shares (.08585 shares of Class A Common Stock per share of Series B Preferred Stock). In fiscal 1999, 11,112 Series B Preferred shares were converted to 954 Class A common shares. The Series B Preferred Stock is owned primarily by officers of the Company. With respect to any matters on which the Series B Preferred Stock is entitled to vote, all shares will be voted in a manner determined by a majority of such shares. The Series B Preferred Stock is entitled to vote as a class on certain takeover transactions. The Series B Preferred Stock has a liquidation preference over Class A and Class B Common Shares equal to $1.00 per share. The Board of Directors may authorize, without further shareholder action, the issuance of additional preferred stock which ranks senior to both classes of Common Stock of the Company with respect to the payment of dividends and the distribution of assets on liquidation. The preferred stock, when issued, would have such designations relative to voting and conversion rights, preferences, privileges and limitations as determined by the Board of Directors.

   In February 1998, the shareholders of the Company approved the 1998 Stock Option Plan (1998 Plan) authorizing the issuance of options for 600,000 shares of Class A stock to directors, officers and key employees. Under the terms of the plan, options may be either incentive or non-qualified. All options issued as of September 30, 2000 were incentive options. The exercise price, determined by a committee of Board of Directors, may not be less than the fair market value of the Class A stock on the grant date. The options have a term of ten years. Options become exercisable over periods not exceeding six years.

   Had compensation expense for stock options been determined based on the fair value of the options at the grant date, pro forma net earnings, basic earnings per share and diluted earnings per share would have been $24,569, $2.79 and $2.76, respectively, for 2000, $23,753, $2.66 and $2.63, respectively, for 1999 and $18,904, $2.28 and $2.22, respectively, for 1998. The weighted-average fair value of options granted during 2000, 1999 and 1998 was $11.82, $14.02 and $16.61 per option, respectively. Fair value was estimated at the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: risk-free interest rates of 5.9%, 5.1% and 5.7% for 2000, 1999 and 1998, respectively, expected volatility of 33%, expected life of 7.5 years and expected dividend yield of 0%.

   The 1983 Incentive Stock Option Plan (1983 Plan) granted options on Class A shares to officers and key employees. The Plan terminated on December 31, 1992 and outstanding options expire no later than ten years after the date of grant. At September 30, 2000, 84,500 options were outstanding under the 1983 Plan.

   Class A shares reserved for issuance at September 30, 2000 are as follows:

--------------------------------------------------------------------------------
                                                                          Shares
--------------------------------------------------------------------------------

Conversion of Class B to Class A shares                                1,501,046
1983 Plan                                                                 84,500
1998 Plan                                                                600,000
Conversion of Series B Preferred Stock to Class A shares                   7,191
--------------------------------------------------------------------------------
                                                                       2,192,737
--------------------------------------------------------------------------------

Shares under option are as follows:

                                  Class B    Weighted    Class A    Weighted
                                  Stock      Average     Stock      Average
                                  Option     Exercise    Option     Exercise
                                  Plan       Price       Plans      Price
--------------------------------------------------------------------------------

Outstanding at
September 27, 1997                85,000     $  14.75    271,650        $   8.15

Granted in fiscal 1998                 -     $      -    155,500        $ 33.875

Cancelled or expired in
fiscal 1998                            -     $      -       (400)       $  10.50

Exercised in fiscal 1998         (85,000)    $  14.75    (99,750)       $  10.08
                                 --------                --------

Outstanding at
September 26, 1998                     -     $      -    327,000        $  19.79

Granted in fiscal 1999                 -     $      -     65,500        $  29.44

Cancelled or expired in
fiscal 1999                            -     $      -     (5,000)       $ 33.875

Exercised in fiscal 1999               -     $      -    (53,000)       $   7.46
                                 --------                --------

Outstanding at Sept. 25, 1999          -     $      -    334,500        $  23.43

Granted in fiscal 2000                 -     $      -     69,500        $ 23.875

Cancelled or expired in
fiscal 2000                            -     $      -     (6,000)       $  33.48

Exercised in fiscal 2000               -     $      -    (34,000)       $   7.51
--------------------------------------------------------------------------------
Outstanding at Sept. 30, 2000          -     $      -    364,000        $  24.83
--------------------------------------------------------------------------------

   The weighted-average remaining lives of the Class A options as of September 30, 2000 are as follows: 1983 Plan - 1.5 years; 1998 Plan - 8.0 years.

   As of September 30, 2000, prices of options outstanding under the 1983 Plan ranged from $5.625 to $7.50, with a weighted-average exercise price of $6.56. The price of the options outstanding under the 1998 Plan ranged from $23.875 to $33.875, with a weighted-average exercise price of $30.36.

   Options to purchase 84,500 Class A shares under the 1983 Plan were exercisable at September 30, 2000 at a weighted-average exercise price of $6.56. Options to purchase 86,040 Class A shares under the 1998 Plan were exercisable at September 30, 2000 at a weighted-average price of $33.71.

Note 10 - Segments

   The Company’s reportable segments are Aircraft Controls, Space Controls and Industrial Controls. The determination of the Company’s reportable segments was based on an analysis of the organizational structure of the Company and its products, as well as markets served.

   Aircraft Controls designs and manufactures technologically advanced flight and engine controls for manufacturers of commercial and military aircraft. Moog is a supplier to several large commercial aircraft manufacturers including Boeing, Airbus Industrie, The Raytheon Company, Lockheed Martin Corporation and Bombardier Inc. The Company currently supplies flight controls for all Boeing’s 7-series commercial aircraft and for military aircraft, including the U.S. Navy’s F/A-18 E/F Super Hornet fighter aircraft and V-22 Osprey tiltrotor aircraft. The Company also is teamed with both competitors, Boeing and Lockheed Martin, to build the next generation fighter aircraft for use by all the U.S. military services known as the Joint Strike Fighter.

   Space Controls, formerly known as Satellite and Launch Vehicle Controls, designs and manufactures controls and systems that control the flight, positioning or thrust of satellites, NASA’s Space Shuttle, solar panels and antennae, launch vehicles, tactical and strategic missiles and ground-based telecommunication systems. Customers include Alliant Techsystems Inc., Lockheed Martin, DaimlerChrysler Corporation, Raytheon and Boeing. Programs on which Moog participates include the Titan IV and Delta family of launch vehicles, the National Missile Defense program, the Space Station and several tactical missile programs.

   Industrial Controls designs and manufactures hydraulic and electric controls used in a wide variety of industrial applications. Product applications include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills, fatigue testing machines, motion simulators and gun and turret positioning and ammunition-loading systems on military ground vehicles.

   Segment information for the years ended 2000, 1999 and 1998 and reconciliations to consolidated amounts are as follows:

----------------------------------------------------------------------------------
                                            2000           1999           1998
----------------------------------------------------------------------------------
Sales:
  Aircraft Controls                         $311,846       $302,108       $254,086
  Space Controls                             112,410        109,987         93,459
  Industrial Controls                        219,750        217,939        189,067
----------------------------------------------------------------------------------
Net sales                                   $644,006       $630,034       $536,612
----------------------------------------------------------------------------------
Operating profit and margins:
  Aircraft Controls                         $ 42,982       $ 36,960       $ 28,899
                                               13.8%          12.2%          11.4%
  Space Controls                              12,185         12,833          9,755
                                               10.8%          11.7%          10.4%
  Industrial Controls                         24,643         23,595         20,380
                                               11.2%          10.8%          10.8%
                                            --------         ------         ------
Total operating profit                        79,810         73,388         59,034
                                               12.4%          11.6%          11.0%
  Deductions from operating profit:
    Interest expense                          33,271         28,188         20,148
    Currency loss (gain)                         (75)           280            360
    Corporate and other expenses, net          7,999          8,192          8,653
----------------------------------------------------------------------------------
Earnings before income taxes                $ 38,615       $ 36,728       $ 29,873
----------------------------------------------------------------------------------
Depreciation and amortization expense:
  Aircraft Controls                         $ 16,955       $ 16,185       $ 10,989
  Space Controls                               3,040          3,555          2,790
  Industrial Controls                          8,040          8,639          6,946
                                            --------        -------        -------
                                              28,035         28,379         20,725
  Corporate                                    2,408          2,223          1,940
----------------------------------------------------------------------------------
  Total depreciation and amortization       $ 30,443       $ 30,602       $ 22,665
----------------------------------------------------------------------------------
Identifiable assets:
  Aircraft Controls                         $427,532       $429,914       $234,075
  Space Controls                             119,150        119,108        111,463
  Industrial Controls                        217,111        220,621        189,653
                                            --------       --------       --------
                                             763,793        769,643        535,191
  Corporate                                   27,912         28,833         24,134
----------------------------------------------------------------------------------
  Total assets                              $791,705       $798,476       $559,325
----------------------------------------------------------------------------------
Capital expenditures:
  Aircraft Controls                         $ 11,261       $  9,722       $ 11,315
  Space Controls                               3,790          6,195          1,400
  Industrial Controls                          6,952          8,241          8,520
                                            --------       --------       --------
                                              22,003         24,158         21,235
  Corporate                                    1,958          2,281          1,453
----------------------------------------------------------------------------------
  Total capital expenditures                $ 23,961       $ 26,439       $ 22,688
---------------------------------------------------------------------------------------------------------------------------

   Operating profit is net sales less cost of sales and other operating expenses. The deductions from operating profit are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

   Sales to Boeing were $112,698, $123,254 and $108,640 in 2000, 1999 and 1998, respectively, including sales to the Boeing Commercial Airplane Group of $59,785, $72,768 and $56,780 in 2000, 1999 and 1998, respectively. Sales to the U.S. Government and its prime- or sub-contractors, including military sales to Boeing, were $184,388, $187,795 and $163,680 in 2000, 1999 and 1998, respectively. Sales to Boeing and to the U.S. Government and its prime- or sub-contractors are made principally from the Aircraft Controls and Space Controls segments.

   Sales and property, plant and equipment by geographic area are as follows:

----------------------------------------------------------------------------------
                                                2000           1999           1998
----------------------------------------------------------------------------------
Sales:
  United States                             $380,728       $372,346       $319,695
  Germany                                     37,892         46,467         39,400
  Japan                                       46,574         38,046         42,902
  Other                                      178,812        173,175        134,615
----------------------------------------------------------------------------------
Net sales                                   $644,006       $630,034       $536,612
----------------------------------------------------------------------------------
Property, plant and equipment:
  United States                             $146,992       $144,583       $103,942
  Philippines                                 14,958         15,013         12,004
  Japan                                       11,629         11,152          8,913
  Other                                       15,005         18,170         14,585
----------------------------------------------------------------------------------
Total property, plant and equipment         $188,584       $188,918       $139,444
----------------------------------------------------------------------------------

Sales by geographic region are based on where the customer is located.

Note 11 - Supplemental Cash Flow Information

----------------------------------------------------------------------------------
                                                   2000         1999         1998
----------------------------------------------------------------------------------
Cash paid for:
  Interest                                       $ 34,330    $ 25,332     $ 18,842
  Income taxes                                      9,517      12,014       12,058
Non-cash investing and financing activities:
  Leases capitalized, net of terminations        $      -    $    573     $    161
  Acquisitions of businesses:
      Fair value of assets acquired              $  1,714    $226,381     $ 30,050
      Net cash paid                                 1,450     171,710       20,983
                                                 --------    --------     --------
          Liabilities assumed                    $    264    $ 54,671     $  9,067
----------------------------------------------------------------------------------

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

   From time to time, the Company is named as a defendant in legal actions arising in the normal course of business. The Company is not a party to any pending legal proceedings which management believes will result in a material adverse effect on the Company’s financial condition, liquidity or results of operations, or to any pending legal proceedings other than ordinary, routine litigation related to its business.

   The Company leases certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $12,110 in 2000, $11,494 in 1999 and $8,810 in 1998. Future minimum rental payments required under noncancelable operating leases are $11,665 in 2001, $10,615 in 2002, $8,992 in 2003, $7,432 in 2004, $6,324 in 2005 and $12,107 thereafter.

   The Company has $4,274 in open letters of credit at September 30, 2000. Purchase commitments outstanding at September 30, 2000 are $6,962 for machinery and equipment.

Note 13 - Fair Value of Financial Instruments

   The carrying amount and the estimated fair value of the Company’s financial instruments as of September 30, 2000 and September 25, 1999 for financial instruments where the carrying amount differs from the fair value are as follows:

----------------------------------------------------------------------------------------
                                               2000                    1999
                                     Carrying       Fair      Carrying       Fair
Asset (Liability)                    Amount         Value     Amount         Value
----------------------------------------------------------------------------------------
Interest rate swaps                $    238        $    984   $     34       $  1,171
Long-term debt                     (364,708)       (364,708)  (370,279)      (372,416)
----------------------------------------------------------------------------------------

   The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the end of the year, taking into account current interest rates.

   The fair value of long-term debt was estimated based on quoted market prices.

Note 14 - Quarterly Data - Unaudited

Net Sales and Earnings

---------------------------------------------------------------------------------------------------------------------
                                     Year Ended                                            Year Ended
                                  September 30, 2000                                  September 25, 1999
                   ------------------------------------------------  ------------------------------------------------
                   1st       2nd       3rd       4th                 1st       2nd       3rd       4th
                   Qtr.      Qtr.      Qtr.      Qtr.      Total     Qtr.      Qtr.      Qtr.      Qtr.      Total
---------------------------------------------------------------------------------------------------------------------

Net sales          $157,284  $161,061  $159,769  $165,892  $644,006  $148,444  $161,909  $160,528  $159,153  $630,034
Gross profit         48,249    49,294    47,986    49,776   195,304    45,771    51,278    50,895    50,057   198,001
Net earnings          6,318     6,255     6,326     6,500    25,400     5,627     5,994     6,322     6,488    24,431
Per share data:
   Basic           $    .71  $    .70  $    .72  $    .74  $   2.88  $    .63  $    .67  $    .71  $    .73  $   2.74
   Diluted         $    .70       .70  $    .71  $    .73  $   2.85  $    .62  $    .66  $    .70  $    .72  $   2.70
---------------------------------------------------------------------------------------------------------------------

Note: Certain 2000 quarterly amounts do not add to the total due to rounding.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors of Moog Inc.:

We have audited the consolidated financial statements of Moog Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K for the fiscal year ended September 30, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 14(a)(2) of the annual report on Form 10-K for the fiscal year ended September 30, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements or schedule of Moog GmbH, a wholly owned consolidated subsidiary of the Company. The financial statements of Moog GmbH, which we have not audited, reflect total assets constituting 7% and 6% as of September 30, 2000 and September 25, 1999, respectively, and total net sales constituting 10%, 11% and 12% of the related consolidated totals for the years ended September 30, 2000, September 25, 1999 and September 26, 1998, respectively. Those statements and schedule were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Moog GmbH for the applicable fiscal years, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Inc. and subsidiaries as of September 30, 2000 and September 25, 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Buffalo, New York
November 8, 2000

KPMG LLP

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Part III

ITEM 10. Directors and Executive Officers of the Registrant.

   The information required herein with respect to directors of the Company is incorporated by reference to “Election of Directors” in the 2001 Proxy.

Executive Officers of the Registrant.

   The names and ages of all executive officers of Moog are set forth on the following page.

   Other than John B. Drenning, the principal occupations of the following officers for the past five years have been their employment with the Company. Mr. Drenning’s principal occupation is partner in the law firm of Hodgson, Russ, Andrews, Woods & Goodyear LLP.

   On October 1, 1999, Robert H. Maskrey was named Executive Vice President and Chief Operating Officer. Previously he was a Vice President of the Company.

   On February 25, 2000, Martin J. Berardi was named Vice President and continues as a General Manager in the Industrial Controls segment.

   On February 25, 2000, Warren C. Johnson was named Vice President and continues as General Manager of the Aircraft Group, a position he assumed in October 1999. Previously he was Chief Engineer of the Aircraft Group.

   On June 1, 2000, Timothy P. Balkin was named Treasurer. Previously he was Director of Financial Planning and Analysis.

--------------------------------------------------------------------------------
Executive Officers and Positions Held         Age      Year First
                                                    Elected Officer
--------------------------------------------------------------------------------
Robert T. Brady
Chairman of the Board;
President; Chief Executive Officer;
Director; Member, Executive Committee         59           1967

Richard A. Aubrecht
Vice Chairman of the Board;
Vice President  - Strategy and Technology;
Director; Member, Executive Committee         56           1980

Joe C. Green
Executive Vice President;
Chief Administrative Officer;
Director; Member, Executive Committee         59           1973

Robert H. Maskrey
Executive Vice President;
Chief Operating Officer
Director; Member, Executive Committee         59           1985

Robert R. Banta
Executive Vice President;
Chief Financial Officer; Assistant Secretary;
Director; Member, Executive Committee         58           1983

Philip H. Hubbell
Vice President - Contracts and Pricing        61           1988

Stephen A. Huckvale
Vice President                                51           1990

Richard C. Sherrill
Vice President                                62           1991

Martin J. Berardi
Vice President                                44           2000

Warren C. Johnson
Vice President                                41           2000

Timothy P. Balkin
Treasurer                                     41           2000

John B. Drenning
Secretary                                     63           1989

Donald R. Fishback
Controller                                    44           1985
--------------------------------------------------------------------------------

ITEM 11.  Executive Compensation.

The information required herein is incorporated by reference to “Compensation of Directors,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Employees’ Retirement Plan,” “Supplemental Retirement Plan” and “Employment Termination Benefits Agreements” in the 2001 Proxy.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required herein is incorporated by reference to the 2001 Proxy.

ITEM 13.  Certain Relationships and Related Transactions.

The information required herein is incorporated by reference to the 2001 Proxy.

Part IV.

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)  Documents filed as part of this report:

1. Index to Financial Statements.
   The following financial statements are included:

(i)  Consolidated  Statements  of  Earnings  for each of the three  years  ended
     September 30, 2000.

(ii) Consolidated  Balance  Sheets as of September  30, 2000 and  September  25,
     1999.

(iii)Consolidated  Statements  of  Shareholders'  Equity  for each of the  three years ended September 30, 2000.

(iv) Consolidated  Statements  of Cash Flows for each of the three  years  ended
     September 30, 2000.

(v)  Notes to Consolidated Financial Statements.

(vi) Report of Independent Auditors.

2. Index to Financial Statement Schedules.

The following Financial Statement Schedule as of and for each of the three years ended September 30, 2000, is included in this Annual Report on Form 10-K:

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

(iii)Stock Purchase  Agreement dated October 20, 1998 between Raytheon  Aircraft
     Company and Moog Inc.,  incorporated  by  reference  to exhibit 2(i) of the
     Company's report on Form 8-K dated November 30, 1998.

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

(iii)Incentive  Stock Option Plan,  incorporated by reference to exhibit 4(b) of the Registration  Statement on Form S-8, File No. 33-36721,  filed with the
     Securities and Exchange Commission on September 7, 1990.

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

(vii)Form of Employment  Termination  Benefits  Agreement  between Moog Inc. and
     Robert T. Brady,  Richard A.  Aubrecht,  Joe C. Green,  Robert H.  Maskrey,
     Robert R. Banta,  Phillip H. Hubbell and Richard C. Sherrill,  incorporated by reference  to exhibit 10 (vii) of the  Company's  Annual  Report on Form
     10-K for the fiscal year ended September 25, 1999.

(viii) Supplemental Retirement Plan, as amended and restated,  effective October
     1, 1978 - amended  August 30,  1983;  May 19,  1987;  August  30,  1988 and
     November  11, 1999,  incorporated  by reference to exhibit 10 (viii) of the
     Company's  Annual  Report on Form 10-K for the fiscal year ended  September
     25, 1999.

(13) 2000 Annual Report to  Shareholders.  (Except for those  portions which are expressly incorporated by reference to the Annual Report on Form 10-K, this exhibit is furnished for the  information  of the  Securities  and Exchange
     Commission  and is not deemed to be filed as part of this Annual  Report on
     Form 10-K.)

(21) Subsidiaries of the Company.

Subsidiaries of the Company are listed below:

     (i)  Moog Hydrolux  S.a.r.l.,  Incorporated  in  Luxembourg,  wholly- owned subsidiary

     (ii) Microset S.r.l., Incorporated in Italy, wholly-owned subsidiary

     (iii)Moog AG,  Incorporated  in Switzerland,  wholly-owned  subsidiary with branch operation in Ireland

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

     (vii)Moog  Controls  Corporation,  Incorporated  in New York,  wholly-owned subsidiary with branch operation in the Republic of the Philippines

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

     (xii)Moog  FSC  Ltd.,  Incorporated  in the  Virgin  Islands,  wholly-owned subsidiary

     (xiii) Moog GmbH, Incorporated in Germany, wholly-owned subsidiary
          (a)  Moog  Italiana  S.r.l.,   Incorporated  in  Italy,   wholly-owned
               subsidiary, 90% owned by Moog GmbH; 10% owned by Moog Inc.

     (xiv)Moog-Hydrolux  Hydraulic  Systems,  Inc.,  Incorporated  in New  York,
          wholly-owned subsidiary

     (xv) Moog IFSC  Ltd.,  Incorporated  in the  United  Kingdom,  wholly-owned subsidiary

     (xvi)Moog  Industrial  Controls  Corporation,  Incorporated  in  New  York,
          wholly-owned subsidiary

     (xvii) Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary

     (xviii)  Moog  Korea  Ltd.,  Incorporated  in  South  Korea,   wholly-owned
          subsidiary

     (xix)Moog  Properties,   Inc.,   Incorporated  in  New  York,  wholly-owned
          subsidiary

     (xx) Moog Sarl, Incorporated in France,  wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH

     (xxi)Moog  Singapore  Pte. Ltd.,  Incorporated  in Singapore,  wholly-owned subsidiary

(23)(ii) Consent of KPMG LLP; Consent and Audit Report of PricewaterhouseCoopers
     GmbH. (Filed herewith)

(27) Financial Data Schedule. (Filed herewith)

(99) Additional Exhibits.

     Information,  Financial  Statements and Exhibits  required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan (to be filed by amendment).

(b)  Reports  on Form 8-K

     No  reports  on Form 8-K have been filed in the three  month  period  ended
     September 30, 2000.

MOOG INC. Schedule II
Valuation and Qualifying Accounts - Three Years ended September 30, 2000
(dollars in thousands)

                                                           Additions
                                         Balance at        charged to                                     Foreign     Balance
                                         beginning         costs and                                      Exchange    at end
Description                              of period         expenses       Deductions     Acquisitions     Impact      of period

Year ended 1998:
  Reserve for contract losses            $   8,170         $   4,923      $   2,645      $    1,212       $     -      $ 11,660
  Allowance for doubtful accounts            1,594             1,782            493               -            17         2,900
  Reserve for inventory valuation           12,854             4,269          2,368               -           (68)       14,687

Year ended 1999:
  Reserve for contract losses            $  11,660         $   3,676      $  15,198      $   24,603       $     -      $ 24,741
  Allowance for doubtful accounts            2,900               876          1,777             473(1)        (55)        2,417
  Reserve for inventory valuation           14,687             3,914          4,286           2,204(1)       (529)       15,990

Year ended 2000:
  Reserve for contract losses            $  24,741         $   7,521      $  14,321      $    3,000       $    (25)    $ 20,916
  Allowance for doubtful accounts            2,417               719            759               -           (121)       2,256
  Reserve for inventory valuation           15,990             5,627          2,836               -           (854)      17,927

(1) These amounts have been restated to include all valuation accounts related to acquisitions.

Signatures

     Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Moog Inc.
                                        (Registrant)
                                        Date: December 18, 2000

                                        By  ROBERT T. BRADY
                                            ----------------
                                            Robert T. Brady
                                            Chairman of the Board,
                                            President, Chief Executive Officer,
                                            and Director
                                            (Principal Executive Officer)

                                        By ROBERT R. BANTA
                                           ----------------
                                           Robert R. Banta
                                           Executive Vice President,
                                           Chief Financial Officer, and Director
                                           (Principal Financial Officer)

                                        By  DONALD R. FISHBACK
                                            -------------------
                                            Donald R. Fishback
                                            Controller
                                            (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

By RICHARD A. AUBRECHT                    By  ROBERT H. MASKREY
  -----------------------                   -------------------------
   Richard A. Aubrecht                        Robert H. Maskrey
   Director                                   Director

By JAMES L. GRAY                          By  KRAIG H. KAYSER
  -----------------------                   ---------------------------------
   James L. Gray                              Kraig H. Kayser
   Director                                   Director

By JOE C. GREEN                           By  JOHN D. HENDRICK
  ------------------------                  --------------------------------
   Joe C. Green                               John D. Hendrick
   Director                                   Director

                          By ALBERT F. MYERS
                            ---------------------
                             Albert F. Myers
                             Director