Form 10-Q
period 2000-12-31
MOOG INC
filed 2001-02-14
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 1-5129

MOOG INC.
(Exact name of registrant as specified in its charter)

New York State
(State or other jurisdiction of incorporation or organization)

16-0757636
(I.R.S. employer identification no.)

East Aurora, New York
(Address of principal executive offices)

14052-0018
(Zip code)

Telephone number including area code: (716) 652-2000

_______________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X         No __

The number of shares outstanding of each class of common stock as of February 8, 2001 were:

Class A Common Stock, $1.00 par value                7,260,365 shares
Class B Common Stock, $1.00 par value                1,468,835 shares

_______________________________________________________________________________________

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS
                                                                         Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Condensed Balance Sheets
                  December 31, 2000 and September 30, 2000 ..............    3

                  Consolidated Condensed Statements of Earnings
                  Three Months Ended December 31, 2000 and 1999 .........    4

                  Consolidated Condensed Statements of Cash Flows
                  Three Months Ended December 31, 2000 and 1999 ..........   5

                  Notes to Consolidated Condensed Financial
                  Statements .............................................  6-9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......... 10-13

         Item 3.  Quantitative and Qualitative Disclosures about

Part I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

MOOG INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands)
                                                           Unaudited
                                                             As of           As of
                                                          December 31,     September 30,
                                                             2000             2000
                                                             ----             ----

ASSETS
CURRENT ASSETS
   Cash and cash equivalents .........................   $   8,071       $    13,827
      Receivables ....................................     220,385           211,463
      Inventories ....................................     152,803           147,546
      Other current assets ...........................      31,940            30,665
                                                         ---------       -----------
             TOTAL CURRENT ASSETS ....................     413,199           403,501

PROPERTY, PLANT AND EQUIPMENT, net ...................     192,150           188,584
GOODWILL, net ........................................     183,318           181,303
OTHER ASSETS .........................................      20,915            18,317
                                                         ---------       -----------
TOTAL ASSETS .........................................   $ 809,582       $   791,705
                                                         =========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable .....................................   $   3,496       $     1,581
   Current installments of long-term debt ............      17,281            18,609
   Accounts payable ..................................      38,190            36,253
   Accrued liabilities ...............................      84,496            81,912
   Contract loss reserves ............................      19,563            20,916
   Customer advances .................................       9,436             8,017
                                                         ---------       -----------
            TOTAL CURRENT LIABILITIES ................     172,462           167,288

LONG-TERM DEBT, excluding current installments
   Senior debt .......................................     230,772           226,099
   Senior subordinated notes .........................     120,000           120,000

OTHER LONG-TERM LIABILITIES ..........................      57,918            55,764
                                                         ---------       -----------
            TOTAL LIABILITIES ........................     581,152           569,151
                                                         ---------       -----------
SHAREHOLDERS' EQUITY
   Preferred stock ...................................         100               100
   Common stock ......................................      10,889            10,889
   Other shareholders' equity ........................     217,441           211,565
                                                         ---------       -----------
            TOTAL SHAREHOLDERS' EQUITY ...............     228,430           222,554
                                                         ---------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $ 809,582       $   791,705
                                                         =========       ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in thousands except per share data)
                                                          Three Months Ended
                                                              December 31,
                                                         2000              1999
                                                         ----              ----
Net sales ......................................   $    157,709       $   157,284
Cost of sales ..................................        111,037           109,035
                                                   ------------       -----------
Gross profit ...................................         46,672            48,249

Research and development .......................          4,808             6,089
Selling, general and administrative ............         23,947            24,656
Interest .......................................          8,118             7,932
Other income, net ..............................           (236)             (148)
                                                   ------------       -----------
Earnings before income taxes ...................         10,035             9,720

Income taxes ...................................          3,512             3,402
                                                   ------------       -----------
Net earnings ...................................   $      6,523       $     6,318
                                                   ============       ===========
Net earnings per share
       Basic ...................................   $       0.75       $      0.71
                                                   ============       ===========
       Diluted .................................   $       0.74       $      0.70
                                                   ============       ===========
Average common shares outstanding
       Basic ...................................      8,743,464         8,905,175
                                                   ============       ===========
       Diluted .................................      8,825,097         8,993,260
                                                   ============       ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
                                                                          Three Months Ended
                                                                             December 31,
                                                                        2000            1999
                                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ...................................................  $  6,523       $   6,318
   Adjustments  to  reconcile net earnings
   to net cash provided (used) by operating activities:
      Depreciation and amortization ...............................     7,584           7,619
      Other .......................................................    (6,413)        (16,885)
                                                                     --------       ---------
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES .........     7,694          (2,948)
                                                                     --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of business ........................................   (10,335)              -
   Acquisition of minority interest ...............................    (1,354)              -
   Purchase of property, plant and equipment ......................    (5,947)         (3,918)
   Proceeds from sale of assets ...................................         -             335
                                                                     --------       ---------
          NET CASH USED BY INVESTING ACTIVITIES ...................   (17,636)         (3,583)
                                                                     --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from (repayments of) notes payable ...............      1,957          (1,360)
   Net proceeds from (repayments of) revolving lines of credit ...    (20,950)         12,000
   Proceeds from long-term debt                                        31,804              14
   Payments on long-term debt .....................................    (7,479)         (5,540)
   Other ..........................................................      (834)           (614)
                                                                     --------       ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES ............     4,498           4,500
                                                                     --------       ---------
Effect of exchange rate changes on cash ...........................      (312)           (234)
                                                                     --------       ---------
DECREASE IN CASH AND CASH EQUIVALENTS .............................    (5,756)         (2,265)
Cash and cash equivalents at beginning of period ..................    13,827           9,780
                                                                     --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................ $   8,071       $   7,515
                                                                    =========       =========
CASH PAID FOR:
   Interest ....................................................... $  12,681       $  12,108
   Income taxes ...................................................     1,284           2,490

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of business:
     Fair value of assets acquired ................................ $  18,111       $       -
       Cash paid ..................................................    10,335       $       -
                                                                    ---------       ---------
         Liabilities assumed ...................................... $   7,776       $       -
                                                                    =========       =========
See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2000

(Unaudited)
(dollars in thousands)

1.      Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of December 31, 2000 and the results of its operations and cash flows for the three months ended December 31, 2000 and 1999. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2000.

2.      Inventories

Inventories consist of the following:

                                                December 31,       September 30,
                                                   2000                2000
                                                   ----                ----
       Raw materials and purchased parts       $   44,192          $    49,868
       Work in process                             84,030               74,430
       Finished goods                              24,581               23,248
                                               ----------          -----------
                                               $  152,803          $   147,546
                                               ==========          ===========

3.      Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

                                                   Three Months Ended
                                                       December 31,
                                                 2000               1999
                                            -------------      -------------
    Weighted-average shares
      Outstanding - Basic                       8,743,464          8,905,175
    Dilutive effect of:
      Stock options                                74,441             80,893
      Convertible preferred stock                   7,192              7,192
                                           --------------     --------------
    Shares outstanding - Diluted                8,825,097          8,993,260
                                           ==============     ==============
Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

4.      Shareholders’ Equity

The changes in shareholders' equity for the three months ended December 31, 2000 are summarized as follows:

                                                               Number of Shares
                                                               ----------------
                                                                     Class A     Class B
                                                     Preferred       Common      Common
                                         Amount       Shares         Stock       Stock
                                         ------       ------         -----       -----

PREFERRED STOCK
Beginning and end of period ......    $     100       100,000
                                      ---------

COMMON STOCK
Beginning and end of period ......       10,889                    8,427,462   2,461,661
                                      ---------
ADDITIONAL PAID-IN CAPITAL
Beginning of period ..............      102,639
Issuance of Treasury shares at
 less than cost ..................          (23)
                                      ---------
End of period ....................      102,616
                                      ---------
RETAINED EARNINGS
Beginning of period ..............      157,497
Net earnings .....................        6,523
Preferred stock dividends ........           (2)
                                      ---------
End of period ....................      164,018
                                      ---------
TREASURY STOCK
Beginning of period ..............      (37,570)      (16,229)    (1,182,626)   (960,615)
Treasury stock issued ............          154             -         19,000           -
Treasury stock purchased .........         (965)            -         (2,620)    (22,162)
                                      ---------       -------     ----------   ---------
End of period ....................      (38,381)      (16,229)    (1,166,246)   (982,777)
                                      ---------       -------     ----------   ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period ..............      (11,001)
Foreign currency translation .....          866
Accumulated derivative
  loss (note 5)...................         (677)
                                      ---------
End of period ....................      (10,812)
                                      ---------       -------     ----------   ---------
TOTAL SHAREHOLDERS' EQUITY .......    $ 228,430        83,771      7,261,216   1,478,884
                                      =========       =======     ==========   =========

5.       Derivative Financial Instruments

On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.

For the quarter ended December 31, 2000, the Company's exposure to derivatives is limited to interest rate swap agreements. In order to provide for interest rate risk protection, the Company from time to time enters into interest rate swap agreements to effectively convert variable-rate debt to fixed-rate debt. Of the $160,000 of interest rate swap agreements outstanding on October 1, 2000, $40,000 matured during the first quarter of fiscal 2001, $40,000 matured during January 2001 and $80,000 matures at various times during fiscal 2002.

The effective portion of the gain or loss on a cash flow hedge is reported in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, and the ineffective portion is reported immediately in earnings. There was no ineffectiveness in the first quarter of fiscal 2001.

Activity in other comprehensive income related to derivatives held by the Company during the period from October 1, 2000 through December 31, 2000 is summarized below:

         Cumulative effect of adopting SFAS No. 133                $     567
         Net decrease in fair value of derivatives                      (900)
         Reclassification from OCI, net, into interest expense          (344)
                                                                  ----------
         Accumulated derivative loss                               $    (677)
                                                                  ==========

Of the $677 accumulated derivative loss reported in other comprehensive income at December 31, 2000, $16 of gains are expected to be reclassified to earnings in the next twelve months.

6.       Comprehensive Income

For the three months ended December 31, 2000 and 1999, comprehensive income was $6,712, including the $567 cumulative effect of adopting SFAS No. 133, and $5,504, respectively. The only items of comprehensive income that are not included in net earnings are accumulated derivative loss and foreign currency translation.

7.      Acquisitions

On November 15, 2000, the Company purchased the remaining 25% minority interest of Hydrolux SARL and Moog-Hydrolux Hydraulic Systems, Inc. for $1,354. The impact of this acquisition on the Company’s results of operations and financial condition is not significant.

On October 31, 2000, the Company purchased the net assets of the Vickers Electrics Division, an Italian manufacturer of high-performance electric drives with annual sales of approximately $20,000, from Aeroquip-Vickers S.p.A. for $10,335 in cash. Based on a preliminary purchase price allocation, which is subject to finalization, goodwill and other intangible assets resulting from this acquisition are approximately $3,800 and will be amortized over periods not exceeding 20 years.

8.      Credit Facility

On October 24, 2000, the Company amended its $340,000 Corporate Revolving and Term Loan Agreement (Credit Facility). The term loan portion of the Credit Facility, which had a balance of $48,750 at September 30, 2000, was increased to $75,000 with the difference added to the unused borrowing capacity of the revolving portion of the facility. At December 31, 2000, the Company had $94,000 of unused borrowing capacity on the Credit Facility. The amended Credit Facility expires in December 2005 and requires quarterly principal payments on the term loan of $3,750, which commenced in December 2000. Interest on the amended agreement continues at LIBOR plus 200 basis points.

9.      Segment Information

Below are the sales and operating profit by segment for the three months ended December 31, 2000 and 1999 and a reconciliation of segment operating profit to earnings before income taxes.

                                                  Three Months Ended
                                                   ------------------
                                               December 31,  December 31,
                                                  2000         1999
                                                  ----         ----
Sales

Aircraft Controls ......................... $    77,260   $    77,235
Space Controls ............................      24,161        28,375
Industrial Controls .......................      56,288        51,674
                                            -----------   -----------

    Total sales ........................... $   157,709   $   157,284
                                            ===========   ===========
Operating Profit and Margins

Aircraft Controls ......................... $    12,341   $    10,627
 ..........................................       16.0%         13.8%
Space Controls ............................       2,819         4,006
 ..........................................       11.7%         14.1%
Industrial Controls .......................       4,776         5,046
 ..........................................        8.5%          9.8%
                                            -----------   -----------
    Total operating profit ................      19,936        19,679
 ..........................................       12.6%         12.5%
Deductions from Operating Profit

    Interest expense ......................       8,118         7,932
    Corporate expenses and other...........       1,783         2,027
                                            -----------   -----------
Earnings before Income Taxes .............. $    10,035   $     9,720
                                            ===========   ===========

10.     Subsequent Events

On February 1, 2001, the Company acquired the net assets of the Bosch Radial Piston Pump product line of Robert Bosch GmbH for approximately $6,600 in cash, plus the assumption of $1,700 of pension liabilities. This business has annual sales of approximately $20,000 in the design and manufacture of pumps that are often used in combination with the Company’s servovalves, particularly in the plastics markets.

On January 25, 2001, the Company acquired the stock of Whitton Technology Limited in the U.K. and the Industrial Gas Turbine assets of Whitton Technology, Inc. in the U.S. for $6,500 in cash and $500 in assumed debt. The Whitton Company is a designer and manufacturer of pumps and specialty products for producers of industrial power generating equipment and had sales of approximately $5,000 for the last twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
[The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended September 30, 2000.]

Consolidated

Sales for the first quarter of 2001 were $158 million compared to $157 million in the first quarter of 2000. Sales in Industrial Controls increased $5 million. On October 31, 2000, the Company purchased for approximately $10 million in cash the net assets of the Vickers Electrics Division which generated $4 million of sales for the two months ended December 31, 2000. Vickers Electrics Division is an Italian manufacturer of high-performance electric drives previously owned by Aeroquip-Vickers S.p.A., an Eaton Corporation subsidiary. This increase was partially offset by a $4 million decrease in sales in Space Controls.

Cost of sales as a percentage of sales increased to 70.4% in the current quarter from 69.3% in the comparable quarter in 2000 as redeployment of resources continues in Aircraft Controls from research and development activities to production. The impact of the shift of costs from research and development to cost of sales will lessen during the remainder of the year relative to comparable periods in 2000. To a lesser extent, pricing pressures on sales of turbine controls contributed to higher cost of sales as a percentage of sales.

Research and development decreased to $5 million in the first quarter of 2001 from $6 million in the same quarter a year ago. This decrease is primarily related to the completion of development efforts on next generation aircraft flight controls. A portion of the costs associated with these efforts has been redirected to production and sales-support.

As a percentage of sales, selling, general and administrative expenses decreased to 15.2% in the first quarter of 2001 from 15.7% in the first quarter of 2000 due to lower sales support expenses on certain aerospace programs and reduced overhead costs in part due to lower headcount.

Interest expense was $8 million for the first quarters of 2001 and 2000 as the effect of higher interest rates was offset by lower average borrowing levels in the current quarter.

Backlog at December 31, 2000 was $356 million compared to $333 million at December 31, 1999. The increase primarily relates to controls for commercial airplanes and the acquisition of Vickers Electrics.

Segment Operating Review
(dollars in millions)

                                                 Three Months Ended
                                                     December 31,
                                               2000                 1999
                                           -------------        -------------
Sales

           Aircraft Controls               $       77             $       77
           Space Controls                          24                     28
           Industrial Controls                     57                     52
                                           ----------             ----------
                 Total sales               $      158             $      157
                                           ==========             ==========

                                            Three Months Ended
                                                December 31,
                                        2000                 1999
                                     ----------           ----------
Operating Profit

           Aircraft Controls         $      12             $     11
                                          16.0%                13.8%
           Space Controls                    3                    4
                                          11.7%                14.1%
           Industrial Controls               5             $      5
                                           8.5%                 9.8%
                                     ----------            ---------
      Total operating profit         $      20             $     20
                                     ==========            =========
                                          12.6%                12.5%

Aircraft Controls

Sales in Aircraft Controls were $77 million in the first quarters of 2001 and 2000. A $3 million increase in sales on the F-18 fighter aircraft program and a $2 million increase in sales related to development work on the Bombardier BD 100 were offset by a $3 million decrease in OEM sales to Boeing related to lower production levels and a $2 million decrease in sales for the V-22 program related to temporary shipment delays caused by vendor-supplied components.

Operating margins for Aircraft Controls increased to 16.0% in the first quarter of 2001 from 13.8% in the same period last year. The improvement in margins resulted from a favorable product mix and strong cost performance, in part related to strong F-18 sales.

Space Controls

Sales in Space Controls decreased to $24 million in the first quarter of 2001 from $28 million in the first quarter of 2000 due primarily to the reduced level of work on the Titan IV launch vehicle program which is nearing completion. Operating margins for Space Controls decreased to 11.7% in the first quarter of 2001 from 14.1% in the same quarter a year ago. The lower margins are primarily attributable to the decreasing level of work on the Titan IV launch vehicle program.

Industrial Controls

Sales in Industrial Controls were $57 million in the first quarter of 2001 compared to $52 million in the same quarter a year ago. Excluding the impact of a stronger Euro and British Pound in the first quarter of 2000, sales increased by $10 million. The Vickers Electrics acquisition generated $4 million of sales in the two months ended December 31, 2000.

Operating margins for Industrial Controls decreased to 8.5% in the first quarter of 2001 from 9.8% in the first quarter of 2000 as a result of lower than planned sales in the U.S. and, to a lesser extent, price reductions on certain turbine controls products.

Financial Condition and Liquidity

On October 24, 2000, the Company amended its $340 million Corporate Revolving and Term Loan Agreement (Credit Facility). The term loan portion of the Credit Facility, which had a balance of $48.8 million at September 30, 2000, was increased to $75 million with the difference added to the unused borrowing capacity of the revolving portion of the facility. The amended Credit Facility expires in December 2005 and requires quarterly principal payments on the term loan of $3.75 million, which commenced in December 2000. Interest on the amended agreement continues at LIBOR plus 200 basis points. At December 31, 2000, the Company had $114 million of unused borrowing capacity under short and long-term lines of credit, including $94 million from the revolving portion of the Credit Facility.

Cash on hand at December 31, 2000 was $8 million compared to $14 million at September 30, 2000. Cash provided by operations was $8 million in the first quarter of 2001 compared to $3 million of cash used by operations in the first quarter of 2000. Last year's use of cash was due to higher receivable levels in the first quarter of 2000 related to two long-term launch vehicle programs, one of which had milestone payment terms, and the continued funding of efforts on development contracts for certain business jet programs. Long-term debt increased to $351 million at December 31, 2000 from $346 million at September 30, 2000, primarily as a result of the Vickers Electrics acquisition, while long-term debt to capitalization increased by less than one percentage point to 61%.

On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. For the quarter ended December 31, 2000, the Company's exposure to derivatives is limited to interest rate swap agreements. At December 31, 2000, the Company had interest rate swap agreements of $120 million outstanding, of which $40 million matured in January 2001 and $80 million matures at various times during fiscal 2002. The adoption of this pronouncement did not have a material impact on the financial statements for the quarter ended December 31, 2000.

Capital expenditures for the first quarter of 2001 were $6 million compared with depreciation and amortization of $8 million. Capital expenditures for the first quarter of 2000 were $4 million compared with depreciation and amortization of $8 million. Capital expenditures in 2001 are expected to be approximately $25 million.

The Company believes that its cash on hand, cash flows from operations and borrowing availability under short and long-term lines of credit will continue to be sufficient to meet its operating needs.

Subsequent Events

On February 1, 2001, the Company acquired the net assets of the Bosch Radial Piston Pump product line of Robert Bosch GmbH for approximately $6.6 million in cash, plus the assumption of $1.7 million of pension liabilities. This business has annual sales of approximately $20 million in the design and manufacture of pumps that are often used in combination with the Company’s servovalves, particularly in the plastics markets.

On January 25, 2001, the Company acquired the stock of Whitton Technology Limited in the U.K. and the Industrial Gas Turbine assets of Whitton Technology, Inc. in the U.S. for $6.5 million in cash and $0.5 million in assumed debt. The Whitton Company is a designer and manufacturer of pumps and specialty products for producers of industrial power generating equipment and had sales of approximately $5 million for the last twelve months.

Outlook

The Company has updated its outlook and is now forecasting sales in 2001 to approximate $698 million, an 8% increase over 2000. Forecasted sales increases over 2000 of $48 million in Industrial Controls and $20 million in Aircraft Controls are expected to be offset by a $14 million decrease in Space Controls. Sales in Industrial Controls are expected to increase primarily due to the acquisitions of Vickers Electrics, Whitton, and the Bosch pump product lines. Sales in Aircraft Controls are expected to grow as a result of increased production rates of the F/A-18E/F, V-22, and Boeing 7-series commercial airplanes, and development work on regional aircraft and business jets. Sales in Space Controls are expected to decrease as increases in the sales of controls for satellites, tactical missiles, and the Space Station Crew Return Vehicle will not fully offset the decline in sales on various launch vehicle programs including the Titan IV program which is nearing completion.

The operating margin for 2001 is expected to decrease to 12.2% from 12.4% in 2000. Margins are forecasted to increase compared to 2000 to 14.6% in Aircraft Controls due to higher forecasted sales while margins are expected to decrease to 8.8% in Space Controls as mature programs near completion and to 10.4% in Industrial Controls from pricing pressures on turbine controls and product mix. Earnings per share is projected to increase by 11% to $3.16.

Cautionary Statement

Information in the “Outlook” paragraph of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report that are not historical facts, including statements accompanied by or containing words such as “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles, demand for capital goods and government funding of procurement programs in which the Company participates, (ii) the Company's dependency on certain major customers, such as Boeing and certain U.S. Government contractors, for a significant percentage of its sales, (iii) intense competition in the Company’s business which, depending on product line, may require the Company to compete by lowering prices or by advancing its technologies; several of the Company’s competitors are substantially larger than the Company and have greater financial resources with which to compete, (iv) the potential for substantial fines and penalties or debarment from future contracts in the event the U.S. Government’s procurement rules are not followed, (v) the potential for cost overruns on development jobs and actual results that may differ from estimates used in contract accounting, (vi) the possibility of a catastrophic loss of one or more of the Company’s manufacturing facilities, (vii) the impact of product liability claims related to the Company’s products used in applications where failure can result in significant property damage, injury and death, and (viii) foreign currency fluctuations in those countries in which the Company does business which can adversely affect the Company’s results of operations and financial condition. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these risks, factors and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 for a complete discussion of the Company’s market risk. There have been no material changes in the current year regarding this market risk information.

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

Item 5.             Other Information.
                    -----------------
                           None.

Item 6.             Exhibits and Reports on Form 8-K.
                    --------------------------------
                    a.     Exhibits.
                           ---------

                           10.1 Corporate Revolving and Term Loan Agreement
                                among certain lenders, HSBC Securities, Inc.,
                                as arranger, Marine Midland Bank, as agent, and
                                Moog Inc. dated as of November 30, 1998.

                           10.2 Amendment No. 1 to Corporate Revolving and Term
                                Loan Agreement among certain lenders, HSBC
                                Securities, Inc., as arranger, HSBC Bank USA,
                                formerly known as Marine Midland Bank, as agent,
                                and Moog Inc. dated as of October 24, 2000.

                    b.     Reports on Form 8-K.
                           --------------------
                           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Moog Inc.
                                    --------------------------
                                             (Registrant)

Date:   February 14, 2001           By        S/Robert R. Banta/S
        -----------------              --------------------------
                                             Robert R. Banta
                                             Executive Vice President
                                             Chief Financial Officer
                                             (Principal Financial Officer)

Date:   February 14, 2001           By        S/Donald R. Fishback/S
        -----------------              -----------------------------
                                             Donald R. Fishback
                                             Controller
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

                  10.1    Corporate Revolving and Term Loan Agreement
                          among certain lenders, HSBC Securities, Inc.,
                          as arranger, Marine Midland Bank, as agent, and
                          Moog Inc. dated as of November 30, 1998.

                  10.2    Amendment No. 1 to Corporate Revolving and Term
                          Loan Agreement among certain lenders, HSBC
                          Securities, Inc., as arranger, HSBC Bank USA,
                          formerly known as Marine Midland Bank, as agent,
                          and Moog Inc. dated as of October 24, 2000.