Form 10-K/A
period 2000-09-30
MOOG INC
filed 2001-03-22
CIK 67887

FORM 10-K/A1

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

The Documents listed below have been incorporated by reference into this Annual Report on Form 10-K:
        (1) Specific sections of the Annual Report to Shareholders for the fiscal year ended September 30, 2000 (the “2000 Annual Report”)
        (2) Specific sections of the January 2001 Proxy Statement to Shareholders (the “2001 Proxy”)

This amendment to the registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 is filed to amend Item 14 to add the following exhibits:

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

3.  EXHIBITS

  Exhibit No.          Exhibit Name

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

EXHIBIT INDEX

  Exhibit No.          Exhibit Name

     23                Consent of Accountants
     99                Information, Financial  Statements and Exhibits
                       required by Form 11-K for the Moog Inc. Savings
                       and Stock Ownership Plan

EXHIBIT NO. 23

Consent of Independent Accountants

The Board of Directors
Moog Inc.:

We consent to the incorporation by reference in the Registration Statements (Nos. 33-62968, 33-20069, 33-33958, 33-36722, 33-36721, 33-57131, 333-73439 and 333-85657) on Form S-8 of Moog Inc. of our report dated March 1, 2001 relating to the statements of net assets available for benefits of Moog Inc. Savings and Stock Ownership Plan as of September 30, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended which report appears in Amendment No. 1 to the Form 10-K of Moog Inc. for the year ended September 30, 2000.
/s/KPMG LLP

March 22, 2001
Buffalo, New York

EXHIBIT NO. 99

MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN

Index
                                                                 Page

Independent Auditors' Report                                       1

Statement of Net Assets Available for Benefits
as of September 30, 2000 and 1999                                  2

Statement of Changes in Net Assets Available for
Benefits for the years ended September 30, 2000 and 1999           3

Notes to Financial Statements                                      4

                                     Schedules

1.   Item 4i - Schedule of Assets Held for Investment Purposes-
     September 30, 2000                                            8

2.   Item 4j - Schedule of Reportable Transactions -
     Year ended September 30, 2000                                 9

Independent Auditors' Report

The Plan Administrator
Moog Inc. Savings and Stock Ownership Plan:

We have audited the financial statements of Moog Inc. Savings and Stock Ownership Plan as of September 30, 2000 and 1999 and for the years then ended as listed in the accompanying index. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of Moog Inc. Savings and Stock Ownership Plan as of September 30, 2000 and 1999, and the changes in the net assets available for benefits for the years then ended in conformity with accounting principles generally accepted in the United Sates of America.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental schedules 1 and 2 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/KPMG LLP

March 1, 2001

Moog Inc. Savings and Stock Ownership Plan
Statements of Net Assets Available for Benefits

                                                       September 30,
                                              2000                    1999
Assets:
Investments                               $ 159,712,960           $ 149,177,552
Participant loans receivable                  2,186,780               2,133,326
Cash and equivalents                            912,813               1,712,193
Contributions receivable:
       Participants                             310,707                 131,158
       Moog Inc.                                 16,221                  10,568
Accrued investment income                       164,988                 138,679
                                         --------------           -------------
Net assets available for benefits        $  163,304,469           $ 153,303,476
                                         ==============           =============

See accompanying notes to financial statements

Moog Inc. Savings and Stock Ownership Plan
Statements of Changes in Net Assets Available for Benefits

                                                   Years Ended September 30,
                                                  2000                   1999

Investment income:
    Net appreciation in
      fair value of investments             $  4,342,735           $ 23,757,084
    Interest                                   2,092,905              1,689,474
    Dividends                                  1,173,261              1,319,295
                                           -------------        ---------------
      Total investment income                  7,608,901             26,765,853
                                           -------------        ---------------
Contributions:
   Participant contributions                  11,463,957             11,770,625
   Employer contributions                        625,909                646,503
   Rollovers                                     327,999             13,008,739
                                           -------------        ---------------
      Total contributions                     12,417,865             25,425,867
                                           -------------        ---------------

Distributions                                (10,000,182)            (8,766,109)
Administrative expenses                          (25,591)               (12,388)
                                           -------------        ---------------
Net increase                                  10,000,993             43,413,223

Net assets available for benefits:
Beginning of year                            153,303,476            109,890,253
                                           -------------        ---------------
End of year                                $ 163,304,469        $   153,303,476
                                           =============        ===============

See accompanying notes to financial statements

MOOG INC. SAVINGS AND STOCK OWNERSHIP PLAN

Notes to Financial Statements

September 30, 2000 and 1999

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

(c)   Contributions and Investments
Each eligible employee may make voluntary pre-tax contributions to the Plan in the form of a 1% to 20% salary reduction subject to Internal Revenue Code (IRC) limits. Contributions are directed by the participant among the available investment options. The Plan currently offers five mutual funds, a fixed interest fund comprised of guaranteed investment contracts, and Company stock as investment options for participants. In 1994, certain assets of the AlliedSignal Savings Plan (including shares of AlliedSignal common stock) were transferred to the Plan as a result of the Company’s acquisition of certain product lines of AlliedSignal Corporation. In December 1999, the AlliedSignal common stock was exchanged for Honeywell International, Inc. (“Honeywell”) common stock due to the merger of the two companies. Honeywell common stock is not an ongoing investment option for Plan participants.

The Company matches 25% of employee contributions (the Company Match) allocated towards the purchase of Company common stock. The Company Match may be paid in cash or shares of Company common stock, at the Company's discretion.

Rollovers represent accounts rolled into the Plan by participants from prior employer plans. The increase in 1999 is primarily due to the acquisition of Montek.

(d)   Participant Accounts
A separate account is maintained for each Plan participant. Participant accounts are maintained in units and the change in participant account value is based on the daily fluctuation of unit value of the underlying investment funds. Dividend and interest income is allocated based on the number of units each participant owns on the entitlement date. Participant accounts are fully and immediately vested. Participants may transfer all or part of their accounts among investment options on a daily basis except for certain restrictions on funds transferred from Company stock and transfers to Honeywell common stock.

(e)   Distributions
Subject to certain limitations, a participant may withdraw all or part of his or her account balance upon attainment of age 59 ½. Distribution of a participant’s account balance is also permitted in the event of death, disability, termination of employment or immediate financial hardship, as defined. Distributions are required to begin at age 70 ½. Distributions are made in cash except for the Company Match and Honeywell common stock which can be distributed in cash or shares.

(f)   Participant Loans
Loans are limited to the lesser of $50,000 or one-half of the participant’s account balance with a minimum loan of $1,000, payable over a term not to exceed five years. Interest is charged at a rate established by the Plan and is normally prime plus one percent.

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

(c)   Investments
Investments in mutual funds, Honeywell and Company stock are reported at fair value determined by reference to quoted market prices. Purchases and sales of securities are reported on a "trade date" basis.

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

(3)   Investments

Plan investments consist of the following:

                                                                September 30,
                                                         2000                    1999
                                                 ----------------------   ------------------
Mutual Funds

Vanguard Windsor Fund 1,378,633 and 1,548,753        $ 22,154,626  *        $ 25,224,483 *
shares, respectively

Vanguard Institutional Index Fund 132,741 shares       17,431,553  *                  --

Vanguard 500 Index Fund 158,334 shares                         --             18,770,450 *

Fidelity Puritan Fund 492,704 and  635,640              9,297,333  *          11,829,255 *
shares, respectively

Janus Worldwide Fund 278,047 and 196,250               20,508,735  *          10,750,562 *
shares, respectively

Putnam New Opportunities Fund 173,796 and              16,359,372  *           5,499,950
83,232 shares, respectively
                                                 ----------------      -----------------
                                                       85,751,619             72,074,700
                                                 ----------------      -----------------
Guaranteed Investment Contracts

CNA Life Insurance Co., 6.3% guaranteed                 8,768,490  *           9,116,147 *
investment contract maturing in December 2000

Principal Life Group Annuity Contract, 5.5%             5,997,753              8,100,671 *
guaranteed investment contract maturing in
December 2001

Metropolitan Life Group Annuity Contract, 6.3%                 --              6,921,091
guaranteed investment contract matured in
December 1999

Travelers Insurance, 6.2% guaranteed investment         3,476,253              3,621,187
contract maturing in December 2000

Metropolitan Life Group Annuity Contract,               6,401,138                     --
7.2% guaranteed investment contract maturing in
December 2002

New York Life Group Annuity Contract, 7.1%              6,395,185                     --
guaranteed investment contract maturing in
December 2002
                                                 ----------------      -----------------
                                                       31,038,819             27,759,096
                                                 ----------------      -----------------
Moog Inc. Common Stock

Class A - 373,154 and 289,660 shares,                  11,241,264  *           8,361,750 *
respectively

Class B  - 489,418 and 499,623 shares,                 19,699,074  *          20,117,141 *
respectively
                                                 ----------------      -----------------
                                                       30,940,338             28,478,891
                                                 ----------------      -----------------
Honeywell International Inc. Common Stock              11,982,184  *                  --
336,342 shares
AlliedSignal Inc. Common Stock 348,093 shares                  --             20,864,865 *

                                                 ----------------      -----------------
Total Investments                                    $159,712,960           $149,177,552
                                                 ================      =================

*Represents 5% or more of the Plan's net assets available for benefits

(4)  Federal Income Taxes
The Plan has received a favorable determination letter dated June 14, 1999 from the Internal Revenue Service stating that the Plan qualifies under Section 401(a) and 501(a) of the IRC.

The Plan sponsor believes that the Plan has been and continues to operate in conformity with its terms and with applicable laws and regulations to maintain its tax qualified status. Accordingly, no federal income tax provision has been made in the accompanying financial statements.

(5)  Plan Termination
Although it has not expressed an intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

Upon termination, the Company will instruct the trustee to either continue the management of the trust’s assets or liquidate the trust and distribute the assets to the participants in accordance with the Plan document.

Moog Inc. Savings and Stock Ownership Plan

Item 4i - Schedule of Assets Held for Investment Purposes
September 30, 2000
Identity of Issue                        Description                             # of Shares       Cost         Fair or
-----------------                        -----------                             ------------      ----         -------
                                                                                                             Contract Value
                                                                                                             --------------

Principal Life Group Annuity          5.5 % Guaranteed investment contract                      $5,997,753     $5,997,753
Contract                              maturing in December 2001.

Metropolitan Life Group Annuity       7.2 % Guaranteed investment                                6,401,138      6,401,138
Contract                              contract maturing in December 2002.

New York Life Group Annuity           7.1 % Guaranteed investment                                6,395,185      6,395,185
Contract                              contract maturing in December 2002.

CNA Insurance Co. Guaranteed          6.3 % Guaranteed investment contract                       8,768,490      8,768,490
Investment Contract                   maturing in December 2000.

Travelers Insurance Guaranteed        6.2 % Guaranteed insurance contract                        3,476,253      3,476,253
Investment Contract                   maturing in December 2000.

Vanguard Windsor Fund                 Mutual Fund                               1,378,633       21,188,678     22,154,626

Fidelity Puritan Fund                 Mutual Fund                                 492,704        8,999,916      9,297,333

Vanguard Institutional Index Fund     Mutual Fund                                 132,741       18,169,508     17,431,553

Putnam New Opportunities Fund         Mutual Fund                                 173,796       13,928,094     16,359,372

Janus Worldwide Fund                  Mutual Fund                                 278,047       17,049,507     20,508,735

Moog Inc. *                           Moog Inc. Class A common stock              373,154        9,283,263     11,241,264

Moog Inc. *                           Moog Inc. Class B common stock              489,418        6,655,155     19,699,074

Honeywell International, Inc.         Honeywell common stock                      336,342        7,114,039     11,982,184
                                                                                              ---------------------------
                                      Total investments                                       $133,426,979   $159,712,960
                                                                                              ===========================

* Party named is a party in interest

Moog Inc. Savings and Stock Ownership Plan

Item 4j - Schedule of Reportable Transactions
Year Ended September 30, 2000

Identity of party     Description of asset    Purchase      Selling     Expense     Cost of     Current value
------------------    --------------------    --------      -------     --------    --------    --------------
    Involved                                  Price         Price       incurred      asset      of assets on  Net Gain
    --------                                  -----         -----       ---------     -----      ------------- --------
                                                                          with                   transaction
                                                                          -----                  -----------
                                                                       transaction                  date
                                                                       -----------                  ----

HSBC*                 S-T-I-F Directed      $ 28,587,857      -            -        $ 28,587,857   $28,587,857     -
                                                 -        29,216,253       -          29,216,253    29,216,253     -

HSBC*                 Cash Management Fund    43,246,818      -            -          43,246,818    43,246,818     -
                                                 -        43,248,331       -          43,248,331    43,248,331     -

* Party named is a party in interest