Form 10-Q
period 2001-03-31
MOOG INC
filed 2001-05-15
CIK 67887

__________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 1-5129

MOOG INC.

(Exact name of registrant as specified in its charter)

New York State (State or other jurisdiction of incorporation or organization)	16-0757636 (IRS employer identification no.)
East Aurora, New York (Address of principal executive offices)	14052-0018 (Zip code)

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

The number of shares outstanding of each class of common stock as of May 7, 2001 were:

Class A Common Stock, $1.00 par value Class B Common Stock, $1.00 par value	7,261,414 shares 1,461,280 shares

__________________________________________________________

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

                                                                     Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Condensed Balance Sheets
               March 31, 2001 and September 30, 2000                   3

               Consolidated Condensed Statements of Earnings
               Three and Six Months Ended March 31, 2001 and 2000      4

               Consolidated Condensed Statements of Cash Flows
               Six Months Ended March 31, 2001 and 2000                5

               Notes to Consolidated Condensed Financial
               Statements                                             6-10

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations         11-15

      Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk                                            15

PART II. OTHER INFORMATION                                            16

SIGNATURES                                                            17

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

MOOG INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands)

                                                             Unaudited
                                                               As of            As of
                                                             March 31,      September 30,
                                                               2001             2000
                                                           ------------     ------------
ASSETS

CURRENT ASSETS
         Cash and cash equivalents .......................  $ 11,923         $ 13,827
         Receivables .....................................   236,008          211,463
         Inventories .....................................   155,286          147,546
         Other current assets ............................    30,460           30,665
                                                            --------          -------
            TOTAL CURRENT ASSETS .........................   433,677          403,501

PROPERTY, PLANT AND EQUIPMENT, net .......................   195,030          188,584
GOODWILL, net ............................................   185,981          181,303
OTHER ASSETS .............................................    20,578           18,317
                                                            --------          -------
TOTAL ASSETS .............................................  $835,266         $791,705
                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Notes payable ...................................  $  2,023         $  1,581
         Current installments of long-term debt ..........    16,898           18,609
         Accounts payable ................................    44,312           36,253
         Accrued liabilities .............................    97,896           81,912
         Contract loss reserves ..........................    17,786           20,916
         Customer advances ...............................    11,494            8,017
                                                            --------         --------
             TOTAL CURRENT LIABILITIES ...................   190,409          167,288

LONG-TERM DEBT, excluding current installments
         Senior debt .....................................   238,813          226,099
         Senior subordinated notes .......................   120,000          120,000

OTHER LONG-TERM LIABILITIES ..............................    58,260           55,764
                                                            --------         --------
             TOTAL LIABILITIES ...........................   607,482          569,151
                                                            --------         --------
SHAREHOLDERS' EQUITY

         Preferred stock .................................       100              100
         Common stock ....................................    10,889           10,889
         Other shareholders' equity ......................   216,795          211,565
                                                            --------         --------
               TOTAL SHAREHOLDERS' EQUITY ................   227,784          222,554
                                                            --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $835,266         $791,705
                                                            ========         ========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)
(dollars in thousands except per share data)

                                                Three Months Ended                Six Months Ended
                                                    March 31,                         March 31,

                                              2001               2000          2001               2000
                                              ----               ----          ----               ----
Net sales ............................   $   182,544       $   161,061     $  340,253          $  318,345
Cost of sales ........................       129,430           111,767        240,467             220,802
                                         -----------       -----------     ----------          ----------
Gross profit .........................        53,114            49,294         99,786              97,543

Research and development .............         6,426             6,137         11,234              12,226
Selling, general and administrative ..        28,128            25,141         52,075              49,797
Interest .............................         8,036             8,324         16,154              16,256
Other expense (income), net ..........            44               223           (192)                 75
                                         -----------       -----------     ----------          ----------
Earnings before income taxes .........        10,480             9,469         20,515              19,189

Income taxes .........................         3,668             3,214          7,180               6,616
                                         -----------       -----------     ----------          ----------
Net earnings .........................   $     6,812       $     6,255         13,335              12,573
                                         ===========       ===========     ==========          ==========
Net earnings per share
     Basic ...........................   $       .78       $       .70           1.53                1.41
                                         ===========       ===========     ==========          ==========
     Diluted .........................   $       .77       $       .70           1.51                1.40
                                         ===========       ===========     ==========          ==========
Average common shares outstanding
     Basic ...........................     8,732,391         8,873,156      8,737,928           8,889,166
                                         ===========       ===========     ==========          ==========
     Diluted .........................     8,830,040         8,944,608      8,827,569           8,968,935
                                         ===========       ===========     ==========          ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                    Six Months Ended
                                                                        March 31,

                                                                     2001           2000
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ............................................     $  13,335       $  12,573
   Adjustments to reconcile net earnings
   to net cash provided by operating activities:
        Depreciation and amortization ......................        15,480          15,255
        Other ..............................................        (4,081)        (20,941)
                                                               -----------      ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                   24,734           6,887
                                                               -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of businesses ...............................       (21,085)             --
   Acquisition of minority interest ........................        (1,354)             --
   Purchase of property, plant and equipment ...............       (11,642)         (8,087)
   Other ...................................................           (86)            372
                                                               -----------      ----------
        NET CASH USED BY INVESTING ACTIVITIES ..............       (34,167)         (7,715)
                                                               -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from (repayments of) notes payable ........           161          (2,675)
    Net proceeds from (repayments of) revolving
       lines of credit .....................................       (15,000)         17,000
    Proceeds from long-term debt ...........................        38,806              27
    Payments on long-term debt .............................       (14,670)         (8,134)
    Purchase of outstanding shares for treasury ............        (1,670)         (3,565)
    Other ..................................................           209             289
                                                               -----------      ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                    7,836           2,942
                                                               -----------      ----------
Effect of exchange rate changes on cash ....................          (307)           (192)
                                                               -----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........        (1,904)          1,922
Cash and cash equivalents at beginning of period ...........        13,827           9,780
                                                               -----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................  $     11,923       $  11,702
                                                               ===========      ==========
CASH PAID FOR:
    Interest ...............................................  $     17,646      $   17,550
    Income taxes ...........................................         4,415           4,568

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of businesses:
        Fair value of assets acquired ......................  $     36,467       $      --
        Cash paid ..........................................        21,085              --
                                                               -----------      ----------
             Liabilities assumed ...........................  $     15,382              --
                                                               ===========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2001

(Unaudited)
(dollars in thousands)

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of March 31, 2001 and the results of its operations for the three and six months ended March 31, 2001 and 2000 and its cash flows for each of the six months ended March 31, 2001 and 2000. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2000.

2.  Inventories

Inventories consist of the following:

                                                   March 31,       September 30,
                                                     2001              2000
                                                     ----              ----
         Raw materials and purchased parts      $    52,789       $    49,868
         Work in process                             78,630            74,430
         Finished goods                              23,867            23,248
                                                 ----------         ---------
                                                $   155,286       $   147,546
                                                 ==========         =========

3.  Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

                                                      Three Months Ended          Six Months Ended
                                                           March 31,                  March 31,
                                                     2001            2000         2001         2000
                                                     ----            ----         ----         ----
  Weighted-average shares
     outstanding - Basic                          8,732,391       8,873,156    8,737,928     8,889,166
  Dilutive effect of:
     Stock options                                   90,457          64,260       82,449        72,577
     Convertible preferred stock                      7,192           7,192        7,192         7,192
                                                 ----------    ------------  -----------   -----------
  Weighted-average shares outstanding - Diluted   8,830,040       8,944,608    8,827,569     8,968,935
                                                 ==========    ============  ===========   ===========

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

4.  Shareholders' Equity

The changes in shareholders' equity for the six months ended March 31, 2001 are summarized as follows:

                                                                                     Number of Shares
                                                                                     ----------------
                                                                                   Class A        Class B
                                                                Preferred          Common         Common
                                                    Amount        Shares            Stock          Stock
                                                    ------        ------            -----          -----
PREFERRED STOCK
Beginning and end of period                    $       100        100,000
                                               -----------

COMMON STOCK
 Beginning and end of period                        10,889                        8,427,462      2,461,661
                                               -----------

ADDITIONAL PAID-IN CAPITAL
Beginning of period                                102,639
Issuance of Treasury shares at
 less than cost                                         43
                                               -----------
End of period                                      102,682
                                               -----------

RETAINED EARNINGS
Beginning of period                                157,497
Net earnings                                        13,335
Preferred stock dividends                               (4)
                                               -----------
End of period                                      170,828
                                               -----------

TREASURY STOCK
Beginning of period                                (37,570)       (16,229)       (1,182,626)      (960,615)
Treasury stock issued                                  170              -            21,800              -
Treasury stock purchased                            (1,670)             -            (5,222)       (37,466)
                                               -----------   ------------     -------------  -------------
End of period                                      (39,070)       (16,229)       (1,166,048)      (998,081)
                                               -----------   ------------     -------------  -------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period                                (11,001)
Foreign currency translation                        (4,744)
Accumulated loss on cash flow hedges (note 5)       (1,900)
                                               -----------
End of period                                      (17,645)
                                               -----------   ------------     -------------  -------------
                   TOTAL SHAREHOLDERS'
                     EQUITY                      $ 227,784         83,771         7,261,414      1,463,580
                                               ===========   ============     =============  =============

5.  Derivative Financial Instruments

On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company's use of derivative instruments is generally limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks and, to a much lesser extent, foreign currency risks.

In order to provide for interest rate risk protection, the Company from time to time enters into interest rate swap agreements to effectively convert a certain level of variable-rate debt to fixed-rate debt. Of the $150,000 of interest rate swap agreements outstanding on March 31, 2001, $80,000 matures at various times during fiscal 2002 and $70,000 matures at various times during fiscal 2003.

The effective portion of the gain or loss on a cash flow hedge is reported in Other Comprehensive Income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, and the ineffective portion is reported immediately in earnings. Ineffectiveness was immaterial in the first two quarters of fiscal 2001.

Activity in OCI related to derivatives held by the Company during the period from October 1, 2000 through March 31, 2001 is summarized below:

         Cumulative effect of adopting SFAS No. 133           $     567
         Net decrease in fair value of derivatives               (2,059)
         Net reclassification from OCI into earnings               (408)
                                                              ---------
         Accumulated loss on cash flow hedges                 $  (1,900)
                                                              =========

Of the $1,900 accumulated loss on cash flow hedges reported in OCI at March 31, 2001, $1,171 of net losses are expected to be reclassified to earnings in the next twelve months. The fair value at derivatives at March 31, 2001 was a net $1,900 liability, most of which is included in accrued liabilities.

6.  Comprehensive Income

For the three months ended March 31, 2001 and 2000, comprehensive income (loss) was $(21) and $3,589, respectively. For the six months ended March 31, 2001 and 2000, comprehensive income was $6,691, including the $567 cumulative effect of adopting SFAS No. 133, and $9,093, respectively. The only items of comprehensive income that are not included in net earnings are changes in unrealized loss on derivatives and foreign currency translation.

Accumulated other comprehensive loss at March 31, 2001 of $17,645 consisted of $15,745 cumulative translation adjustments and $1,900 unrealized losses on derivative instruments.

7.  Severance Liability

In connection with the November 1998 acquisition of Raytheon Aircraft Montek Company (Montek), the Company previously finalized a formal plan for integrating the operations of Montek and informed the affected employees. The Company established a $3,800 liability for severance and other related costs associated with involuntary termination of employees. The balance of the liability at March 31, 2001 was $563. The plan is expected to be completed during fiscal 2001. Any excess reserve will be adjusted to goodwill.

8.  Acquisitions

On February 1, 2001, the Company paid approximately $6,700 in cash for the net assets of the Radial Piston Pump product line of Robert Bosch GmbH including $1,500 of unfunded pension liabilities. This product line has annual sales of approximately $20,000 in the design and manufacture of hydraulic pumps used for a variety of industrial applications, in particular, injection molding machinery. Based on a preliminary purchase price allocation, which is subject to finalization, goodwill and other intangible assets resulting from this acquisition are approximately $2,500 and will be amortized over periods not exceeding 20 years.

On January 19, 2001, the Company acquired the stock of Whitton Technology Limited in the U.K. and the industrial gas turbine assets of Whitton Technology, Inc. in the U.S. for approximately $4,000 in cash and $3,000 in debt. Whitton is a designer and manufacturer of pumps and specialty products for producers of industrial power generating equipment and had sales of approximately $5,000 for the last twelve months. Based on a preliminary purchase price allocation, which is subject to finalization, goodwill and other intangible assets resulting from this acquisition are approximately $4,800 and will be amortized over periods not exceeding 20 years.

On October 31, 2000, the Company purchased the net assets of the Vickers Electrics Division, an Italian manufacturer of high-performance electric drives with annual sales of approximately $20,000, from Aeroquip-Vickers S.p.A., an Eaton Corporation subsidiary, for approximately $10,300 in cash. Based on a preliminary purchase price allocation, which is subject to finalization, goodwill and other intangible assets resulting from this acquisition are approximately $1,700 and will be amortized over periods not exceeding 20 years.

All of the Company's acquisitions are accounted for under the purchase method, and accordingly, the operating results for the acquired businesses are included in the Consolidated Condensed Statements of Earnings from the dates of acquisition.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the Radial Piston Pump product line, Whitton Technology and Vickers Electrics for the three and six months ended March 31, 2001 and 2000 as if the acquisitions took place at the beginning of each period presented. The pro forma consolidated results include the impact of certain adjustments, including amortization of intangibles and increased interest expense on acquisition debt, and related income tax effects.

                                                Three Months Ended                   Six Months Ended
                                                     March 31,                           March 31,
                                             2001              2000              2001             2000
                                             ----              ----              ----             ----

         Net sales                       $ 185,993         $ 173,238         $ 354,459        $ 342,072
         Net earnings                        6,756             5,833            13,382           12,087
         Basic earnings per share        $     .77         $     .66         $    1.53        $    1.36
         Diluted earnings per share      $     .77         $     .65         $    1.52        $    1.35

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

On November 15, 2000, the Company purchased the remaining 25% minority interest of Hydrolux SARL and Moog-Hydrolux Hydraulic Systems, Inc. for $1,354. The impact of this acquisition on the Company’s results of operations and financial condition is not significant.

9.  Credit Facility

On October 24, 2000, the Company amended its $340,000 Corporate Revolving and Term Loan Agreement (Credit Facility). The term loan portion of the Credit Facility, which had a balance of $48,750 at September 30, 2000, was increased to $75,000 with the difference added to the unused borrowing capacity of the revolving portion of the facility. At March 31, 2001, the Company had $89,000 of unused borrowing capacity on the Credit Facility. The amended Credit Facility expires in December 2005 and requires quarterly principal payments on the term loan of $3,750, which commenced in December 2000. Interest on the amended agreement continues at LIBOR plus 200 basis points.

10. Segment Information

Below are the sales and operating profit by segment for the three and six months ended March 31, 2001 and 2000 and a reconciliation of segment operating profit to earnings before income taxes.

                                                 Three Months Ended                      Six Months Ended
                                        ------------------------------------   ------------------------------------
                                             March 31,          March 31,          March 31,          March 31,
                                               2001               2000               2001                2000
                                        -----------------  -----------------   ----------------   -----------------
   Sales

   Aircraft Controls                    $         87,217   $         75,578    $       164,477    $        152,813
   Space Controls                                 26,089             28,795             50,250              57,170
   Industrial Controls                            69,238             56,688            125,526             108,362
                                       -----------------  -----------------   ----------------   -----------------

     Total sales                        $        182,544   $        161,061    $       340,253    $        318,345
                                        =================  =================   ================   =================

   Operating Profit and Margins

   Aircraft Controls                    $         11,937   $         10,106    $        24,278    $         20,733
                                                   13.7%              13.4%              14.8%               13.6%
   Space Controls                                  3,031              3,205              5,850               7,211
                                                   11.6%              11.1%              11.6%               12.6%
   Industrial Controls                             6,288              6,762             11,064              11,808
                                                    9.1%              11.9%               8.8%               10.9%
                                        -----------------  -----------------   ----------------   -----------------
       Total operating profit                     21,256             20,073             41,192              39,752
                                                   11.6%              12.5%              12.1%               12.5%
   Deductions from Operating Profit

        Interest expense                           8,036              8,324             16,154              16,256
        Corporate expenses and other               2,740              2,280              4,523               4,307
                                        -----------------  -----------------   ----------------   -----------------
   Earnings before Income Taxes         $         10,480   $          9,469    $        20,515    $         19,189
                                        =================  =================   ================   =================

Total segment assets at March 31, 2001 were $804,334 compared to $763,793 at September 30, 2000. The increase is primarily within Industrial Controls, related to the acquisitions discussed in Note 8.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

[The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended September 30, 2000 and its Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.]

Consolidated

On October 31, 2000, the Company purchased the net assets of the Vickers Electrics Division, an Italian manufacturer of high-performance electric drives previously owned by Aeroquip-Vickers S.p.A., an Eaton Corporation subsidiary, for approximately $10 million in cash. On January 19, 2001, the Company acquired the stock of Whitton Technology Limited in the U.K. and the industrial gas turbine assets of Whitton Technology, Inc. in the U.S. for approximately $4 million in cash plus $3 million in debt. Whitton is a designer and manufacturer of pumps and specialty products for producers of industrial power generating equipment. On February 1, 2001, the Company paid approximately $7 million in cash for the net assets of the Radial Piston Pump product line of Robert Bosch GmbH including $2 million of unfunded pension liabilities. This business involves the design and manufacture of pumps used for a variety of industrial applications, in particular injection molding machinery.

Sales for the second quarter of 2001 were $183 million compared to $161 million in the second quarter of 2000. Sales increased $13 million in Industrial Controls and $12 million in Aircraft Controls while sales decreased $3 million in Space Controls. For the first six months of 2001, sales were $340 million compared to $318 million for the first half of 2000. Sales increased $18 million in Industrial Controls and $11 million in Aircraft Controls, while sales decreased $7 million in Space Controls. Excluding the impact of a stronger U.S. dollar in the current year compared to foreign currencies, primarily the Euro and Yen, sales would have increased by $26 million in the second quarter and $32 million year-to-date compared to the same periods one year ago. During the first six months of fiscal 2001, the Company completed the three industrial acquisitions described above which generated $12 million of sales in the second quarter and $16 million of sales year-to-date.

Cost of sales as a percentage of sales increased to 70.9% in the current quarter from 69.4% in the comparable quarter in 2000 due approximately equally to lower industrial margins and higher employee wage and fringe benefit costs. Year-to-date, cost of sales as a percentage of sales increased to 70.7% in 2001 from 69.4% in 2000 as industrial margins declined, employee wage and fringe benefit costs increased, and as redeployment of resources continued in Aircraft Controls from research and development activities to production, each contributing equally to the change.

Interest expense was $8 million for the second quarters of 2001 and 2000 and $16 million for the first six months of 2001 and 2000 as changes in interest rates offset the effects of changes in average outstanding borrowings.

Backlog at March 31, 2001 was $367 million compared to $327 million at March 31, 2000. The increase in backlog was driven primarily by strong orders received on a number of aircraft programs and by the fiscal 2001 industrial acquisitions, which contributed $13 million of incremental backlog.

Segment Operating Review
(dollars in millions)

                                                Three Months Ended      Six Months Ended
                                                     March 31,              March 31,
                                               2001        2000         2001       2000
                                               ----        ----         ----       ----
          Sales

          Aircraft Controls                $       87  $       75  $      164  $    153
          Space Controls                           26          29          50        57
          Industrial Controls                      69          57         126       108
                                           ----------  ----------  ----------  --------
                 Total sales               $      183  $      161  $      340  $    318
                                           ==========  ==========  ==========  ========

          Sales may not add to the total due to rounding.

                                                 Three Months Ended        Six Months Ended
                                                      March 31,               March 31,
                                               2001             2000        2001           2000
                                               ----             ----        ----           ----
          Operating Profit and Margins

          Aircraft Controls               $        12     $         10   $      24   $       21
                                                13.7%            13.4%       14.8%        13.6%
          Space Controls                            3                3           6            7
                                                11.6%            11.1%       11.6%        12.6%
          Industrial Controls                       6                7          11           12
                                                 9.1%            11.9%        8.8%        10.9%
                                          -----------     ------------   ---------   ----------
                 Total operating profit   $        21     $         20   $      41   $       40
                                          ===========     ============   =========   ==========
                                                11.6%            12.5%       12.1%        12.5%

Aircraft Controls

Sales in Aircraft Controls increased to $87 million in the second quarter of 2001 from $75 million in the second quarter of 2000. Boeing OEM sales increased $8 million compared to one year ago. Sales to Boeing were unusually low in the second quarter of 2000 as certain manufacturing activities on the Boeing OEM business obtained as part of the November 1998 acquisition of Montek began transitioning to one of the Company’s low cost manufacturing facilities in that quarter. Sales also increased by $2 million in the aftermarket and $2 million for the F-15 program. Sales in Aircraft Controls increased to $164 million for the first half of 2001 from $153 million in the first half of 2000 as sales increased $7 million on a variety of commercial aircraft programs, primarily Boeing OEM, and $3 million on the F/A-18E/F fighter aircraft program.

Operating margins for Aircraft Controls were 13.7% in the second quarter of 2001 compared to 13.4% in the same quarter last year. On a year-to-date basis, margins were 14.8% in 2001 compared to 13.6% in 2000. The improvement in margins primarily resulted from a favorable product mix and strong cost performance in the first quarter of 2001.

Space Controls

Sales in Space Controls decreased to $26 million in the second quarter of 2001 from $29 million in the second quarter of 2000. Sales increases of $4 million for satellites were more than offset by an anticipated $7 million decrease related to the reduced level of work on the Titan IV SMRU launch vehicle program for which shipments have been completed. Year-to-date, sales in Space Controls decreased to $50 million from $57 million in the same period one year ago. Sales increases of $7 million for satellites were more than offset by a $14 million decrease in sales for launch vehicles, primarily the Titan IV program.

Operating margins for Space Controls increased to 11.6% in the second quarter of 2001 from 11.1% in the second quarter of 2000 due to improved contribution on satellite controls and better pricing on the Delta IV contracts. Margins decreased to 11.6% for the first six months of 2001 from 12.6% for the first six months of 2000. The lower margins are primarily attributable to the reduced level of work on the Titan IV program.

Industrial Controls

Sales in Industrial Controls increased to $69 million in the second quarter of 2001 from $57 million in the same period in 2000. Excluding the impact of a stronger U.S. dollar relative to the Euro and Yen in the second quarter of 2001, sales would have increased by $16 million. The acquisitions of Vickers Electrics, Whitton Technology, and the Radial Piston Pump product line generated $12 million of sales in the second quarter of 2001. Sales increases of $3 million for motion simulator controls and material testing were offset by decreases in the plastics market, particularly in the Pacific region. Year-to-date sales in Industrial Controls were $126 million compared to $108 million in 2000. Excluding currency effects, sales would have increased $25 million. The acquisitions generated $16 million of incremental sales in 2001. Sales increases of $6 million for motion simulator controls and material testing were partially offset by decreases in sales to the plastics market of $4 million.

Operating margins for Industrial Controls decreased to 9.1% in the second quarter and 8.8% year-to-date from 11.9% and 10.9% in the comparable periods in 2000. Contributing to the decline are lower margins in the plastics markets, particularly injection molding manifold products, and pricing pressures in the growing turbines business.

Financial Condition and Liquidity

On October 24, 2000, the Company amended its $340 million Corporate Revolving and Term Loan Agreement (Credit Facility). The term loan portion of the Credit Facility, which had a balance of $48.8 million at September 30, 2000, was increased to $75 million with the difference added to the unused borrowing capacity of the revolving portion of the facility. The amended Credit Facility expires in December 2005 and requires quarterly principal payments on the term loan of $3.75 million, which commenced in December 2000. Interest on the amended agreement continues at LIBOR plus 200 basis points. At March 31, 2001, the Company had $105 million of unused borrowing capacity under short and long-term lines of credit, including $89 million from the Credit Facility.

Cash on hand at March 31, 2001 was $12 million compared to $14 million at September 30, 2000. Cash provided by operations was $25 million in the first six months of 2001 compared to $7 million in the same period of 2000. The increase in cash provided by operations was primarily due to the timing of payments on various accruals and better inventory utilization. Total debt increased to $378 million from $366 million at September 30, 2000 as increased debt of $25 million related to the acquisitions was partially offset by a $13 million reduction in debt related to cash flow from operations. Long-term debt to capitalization remained at 61%.

On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and if so, the reason for holding it. For the six months ended March 31, 2001, the Company’s exposure to derivatives was primarily limited to interest rate swaps. At March 31, 2001, the Company had interest rate swap agreements of $150 million outstanding, of which $80 million matures at various times during fiscal 2002 and $70 million matures at various times during fiscal 2003. The adoption of this pronouncement did not have a material impact on the results of operations for the three and six months ended March 31, 2001.

Capital expenditures for the first half of 2001 were $12 million compared with depreciation and amortization of $15 million. Capital expenditures for the first half of 2000 were $8 million compared with depreciation and amortization of $15 million. Capital expenditures in 2001 are expected to be approximately $25 million.

The Company believes that its cash on hand, cash flows from operations and borrowing availability under short and long-term lines of credit will continue to be sufficient to meet its operating needs.

The Company has reviewed Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which the Company is required to adopt in the fourth quarter of fiscal 2001. The Company is in the process of evaluating the impact this SAB will have on its financial statements.

Outlook

The Company has updated its outlook and is now forecasting sales in 2001 to approximate $701 million, a 9% increase over 2000 sales of $644 million. Forecasted sales increases over 2000 of $48 million in Industrial Controls to $268 million and $20 million in Aircraft Controls to $332 million are expected to be offset by an $11 million decrease in Space Controls to $101 million. Sales in Industrial Controls are expected to increase primarily due to the acquisitions of Vickers Electrics, Whitton Technology, and the Radial Piston Pump product line. Sales in Aircraft Controls are expected to grow as a result of increased production rates of the F/A-18E/F and Boeing 7-series commercial airplanes, and development work on regional aircraft and business jets. Recent developments on the V-22 tiltrotor program have caused the ramp-up to full production quantities to be delayed while the program’s status is reviewed. Accordingly, the Company has reassessed its sales forecast and determined that the outlook for fiscal 2001 sales on this program will not be significantly affected. Sales in Space Controls are expected to decrease as increases in the sales of controls for satellites, tactical missiles, and the Space Station X-38 will not fully offset the decline in sales on various launch vehicle programs including the Titan IV SMRU program which has completed shipments.

The operating margin for 2001 is expected to decrease to 12.2% from 12.4% in 2000. Margins are forecasted to increase compared to 2000 to 14.6% in Aircraft Controls due to higher forecasted sales and to 12.2% in Space Controls due to the strength of the satellites business while margins are expected to decrease to 9.2% in Industrial Controls from pricing pressures on turbine controls and product mix. Earnings per share is expected to increase by 11% to $3.16.

Cautionary Statement

Information and statements in the “Outlook” paragraph of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report and elsewhere herein that are not historical facts, including statements accompanied by or containing words such as “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles, demand for capital goods and government funding of procurement programs in which the Company participates, (ii) the Company’s dependency on certain major customers, such as Boeing and certain U.S. Government contractors, for a significant percentage of its sales, (iii) intense competition in the Company’s business which, depending on product line, may require the Company to compete by lowering prices or by advancing its technologies; several of the Company’s competitors are substantially larger than the Company and have greater financial resources with which to compete, (iv) the potential for substantial fines and penalties or debarment from future contracts in the event the U.S. Government’s procurement rules are not followed, (v) the potential for cost overruns on development jobs and actual results that may differ from estimates used in contract accounting, (vi) the possibility of a catastrophic loss of one or more of the Company’s manufacturing facilities, (vii) the impact of product liability claims related to the Company’s products used in applications where failure can result in significant property damage, injury and death, and (viii) foreign currency fluctuations in those countries in which the Company does business which can adversely affect the Company’s results of operations and financial condition. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these risks, factors and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000 for a complete discussion of the Company’s market risk. There have been no material changes in the current year regarding this market risk information.

PART II. OTHER INFORMATION

Item 1.             Legal Proceedings.
                    None.

Item 2.             Changes in Securities and Use of Proceeds.
                    None.

Item 3.             Defaults Upon Senior Securities.
                    None.

Item 4.             Submission of Matters to a Vote of Security Holders.

                    a.   The Company's  Annual Meeting of Shareholders  was held
                         on February 7, 2001.

                    b.   At the Annual Meeting, the  nominees  to  the  Board of
                         Directors were elected based on the following results:

                                                                    Authority
                         Nominee                   For               Withheld

                         Class A
                          Robert R. Banta        6,553,182           165,705

                         Class B
                          Kraig H. Kayser        1,415,178            7,605
                          Robert H. Maskrey      1,414,664            8,119
                          Albert F. Myers        1,413,818            8,965

                    c.   KPMG LLP was ratified to continue as auditors based
                         upon the following votes:
                         Class A*: For, 669,837; Against, 1,489; Abstain 563;
                         Class B: For, 1,417,839; Against, 2,714; Abstain 2,230.

                         *Each share of Class A Common Stock is entitled to a
                         one-tenth vote per share on this proposal.

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

                                              Moog Inc.
                                              (Registrant)

Date:         May 15, 2001           By   S/Robert R. Banta/S
                                          Robert R. Banta
                                          Executive Vice President
                                          Chief Financial Officer
                                          (Principal Financial Officer)

Date:         May 15, 2001           By   S/Donald R. Fishback/S
                                          Donald R. Fishback
                                          Controller
                                          (Principal Accounting Officer)