Form 10-Q
period 2001-06-30
MOOG INC
filed 2001-08-14
CIK 67887

__________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

The number of shares outstanding of each class of common stock as of August 7, 2001 were:

Class A Common Stock, $1.00 par value Class B Common Stock, $1.00 par value	7,277,276 shares 1,453,780 shares

__________________________________________________________

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

                                                                      Page

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets
             June 30, 2001 (unaudited) and September 30, 2000

             Consolidated Condensed Statements of Earnings
             Three and Nine Months Ended June 30, 2001 and 2000
             (unaudited)

             Consolidated Condensed Statements of Cash Flows
             Nine Months Ended June 30, 2001 and 2000 (unaudited)

             Notes to Consolidated Condensed Financial
             Statements

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

    Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk

PART II. OTHER INFORMATION

SIGNATURES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

MOOG INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands)

                                                             Unaudited
                                                               As of            As of
                                                             June 30,      September 30,
                                                               2001             2000
                                                           ------------     ------------
ASSETS

CURRENT ASSETS
         Cash and cash equivalents .......................  $  7,848         $ 13,827
         Receivables .....................................   232,974          211,463
         Inventories .....................................   158,433          147,546
         Other current assets ............................    32,382           30,665
                                                            --------          -------
            TOTAL CURRENT ASSETS .........................   431,637          403,501

PROPERTY, PLANT AND EQUIPMENT, net .......................   195,555          188,584
GOODWILL, net ............................................   189,305          181,303
OTHER ASSETS .............................................    20,642           18,317
                                                            --------          -------
TOTAL ASSETS .............................................  $837,139         $791,705
                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Notes payable ...................................  $ 12,744         $  1,581
         Current installments of long-term debt ..........    16,751           18,609
         Accounts payable ................................    45,851           36,253
         Accrued liabilities .............................    93,594           81,912
         Contract loss reserves ..........................    16,928           20,916
         Customer advances ...............................     7,889            8,017
                                                            --------         --------
             TOTAL CURRENT LIABILITIES ...................   193,757          167,288

LONG-TERM DEBT, excluding current installments
         Senior debt .....................................   231,422          226,099
         Senior subordinated notes .......................   120,000          120,000

OTHER LONG-TERM LIABILITIES ..............................    58,534           55,764
                                                            --------         --------
             TOTAL LIABILITIES ...........................   603,713          569,151
                                                            --------         --------
SHAREHOLDERS' EQUITY

         Preferred stock .................................       100              100
         Common stock ....................................    10,889           10,889
         Other shareholders' equity ......................   222,437          211,565
                                                            --------         --------
               TOTAL SHAREHOLDERS' EQUITY ................   233,426          222,554
                                                            --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............  $837,139         $791,705
                                                            ========         ========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)
(dollars in thousands except per share data)

                                                Three Months Ended                Nine Months Ended
                                                    June 30,                          June 30,

                                              2001               2000          2001               2000
                                              ----               ----          ----               ----
Net sales ............................   $   179,252       $   159,769     $  519,505          $  478,114
Cost of sales ........................       125,309           111,783        365,776             332,585
                                         -----------       -----------     ----------          ----------
Gross profit .........................        53,943            47,986        153,729             145,529

Research and development .............         7,236             4,592         18,470              16,818
Selling, general and administrative ..        28,246            25,538         80,321              75,335
Interest .............................         8,146             8,327         24,300              24,583
Other expense (income), net ..........            11               (56)          (181)                 19
                                         -----------       -----------     ----------          ----------
Earnings before income taxes .........        10,304             9,585         30,819              28,774

Income taxes .........................         3,145             3,259         10,325               9,874
                                         -----------       -----------     ----------          ----------
Net earnings .........................   $     7,159       $     6,326         20,494              18,900
                                         ===========       ===========     ==========          ==========
Net earnings per share
     Basic ...........................   $      0.82       $      0.72           2.35                2.14
                                         ===========       ===========     ==========          ==========
     Diluted .........................   $      0.81       $      0.71           2.32                2.12
                                         ===========       ===========     ==========          ==========
Average common shares outstanding
     Basic ...........................     8,722,227         8,784,583      8,732,694           8,854,050
                                         ===========       ===========     ==========          ==========
     Diluted .........................     8,843,279         8,855,367      8,832,805           8,930,824
                                         ===========       ===========     ==========          ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

                                                                    Nine Months Ended
                                                                        June 30,

                                                                     2001           2000
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ............................................     $  20,494       $  18,900
   Adjustments to reconcile net earnings
   to net cash provided by operating activities:
        Depreciation and amortization ......................        23,542          22,720
        Other ..............................................       (12,808)        (15,214)
                                                               -----------      ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                   31,228          26,406
                                                               -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of businesses ...............................       (27,085)             --
   Acquisition of minority interest ........................        (1,354)         (1,051)
   Purchase of property, plant and equipment ...............       (19,361)        (16,854)
   Other ...................................................            (8)            554
                                                               -----------      ----------
        NET CASH USED BY INVESTING ACTIVITIES ..............       (47,808)        (17,351)
                                                               -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from (repayments of) notes payable ........           959          (4,605)
    Net (repayments of) proceeds from revolving
       lines of credit .....................................        (8,000)         12,000
    Proceeds from long-term debt ...........................        38,957              39
    Payments on long-term debt .............................       (19,088)        (12,051)
    Purchase of outstanding shares for treasury ............        (2,077)         (4,377)
    Other ..................................................           408             349
                                                               -----------      ----------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            11,159          (8,645)
                                                               -----------      ----------
Effect of exchange rate changes on cash ....................          (558)           (496)
                                                               -----------      ----------
DECREASE IN CASH AND CASH EQUIVALENTS ......................        (5,979)            (86)
Cash and cash equivalents at beginning of period ...........        13,827           9,780
                                                               -----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................  $      7,848       $   9,694
                                                               ===========      ==========
CASH PAID FOR:
    Interest ...............................................  $     27,926      $   28,138
    Income taxes ...........................................         8,947           8,136

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Acquisition of businesses:
        Fair value of assets acquired ......................  $     42,467       $      --
        Cash paid ..........................................        27,085              --
                                                               -----------      ----------
             Liabilities assumed ...........................  $     15,382              --
                                                               ===========      ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2001

(Unaudited)
(dollars in thousands except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of June 30, 2001 and the results of its operations for the three and nine months ended June 30, 2001 and 2000 and its cash flows for each of the nine months ended June 30, 2001 and 2000. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2000.

2.  Inventories

Inventories consist of the following:

                                             June 30,          September 30,
                                               2001                2000
                                               ----                ----
    Raw materials and purchased parts     $    54,021          $    49,868
    Work in process                            79,539               74,430
    Finished goods                             24,873               23,248
                                          -----------          -----------
                                          $   158,433          $   147,546
                                          ============         ===========

3.  Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

                                     Three Months Ended     Nine Months Ended
                                           June 30,              June 30,
                                      2001         2000     2001           2000
                                      -----------------     --------------------
Weighted-average shares
     outstanding - Basic           8,722,227    8,784,583  8,732,694   8,854,050
Dilutive effect of:
     Stock options                   113,860       63,592     92,919      69,582
     Convertible preferred stock       7,192        7,192      7,192       7,192
                                  ------------ ----------  ---------   ---------
Weighted-average shares
     outstanding - Diluted         8,843,279    8,855,367  8,832,805   8,930,824
                                  ============ ==========  =========   =========

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

4.  Shareholders’ Equity

The changes in shareholders' equity for the nine months ended June 30, 2001 are summarized as follows:

                                                                          Number of Shares
                                                                          ----------------
                                                                                Class A         Class B
                                                              Preferred          Common         Common
                                              Amount           Shares            Stock           Stock
                                              ------           ------            -----           -----
PREFERRED STOCK
Beginning and end of period                 $      100         100,000
                                          ------------

COMMON STOCK
Beginning and end of period                     10,889                         8,427,462        2,461,661
                                          ------------

ADDITIONAL PAID-IN CAPITAL
Beginning of period                            102,639
Issuance of Treasury shares at
 more than cost                                    110
                                          ------------
End of period                                  102,749
                                          ------------

RETAINED EARNINGS
Beginning of period                            157,497
Net earnings                                    20,494
Preferred stock dividends                           (5)
                                         -------------
End of period                                  177,986
                                         -------------

TREASURY STOCK
Beginning of period                            (37,570)        (16,229)       (1,182,626)        (960,615)
Treasury stock issued                              304               -            32,912                -
Treasury stock purchased                        (2,077)              -            (5,472)         (47,266)
                                         -------------    ------------    --------------   --------------
End of period                                  (39,343)        (16,229)       (1,155,186)      (1,007,881)
                                         -------------    ------------    --------------   --------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period                            (11,001)
Foreign currency translation                    (6,460)
Accumulated loss on cash flow
  hedges (note 5)                               (1,494)
                                         -------------
End of period                                  (18,955)
                                         -------------

TOTAL SHAREHOLDERS'                      -------------    ------------    --------------   --------------
  EQUITY                                     $ 233,426          83,771         7,272,276        1,453,780
                                         =============    ============    ==============   ==============

5.  Derivative Financial Instruments

On October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks and, to a much lesser extent, foreign currency risks.

In order to provide for interest rate risk protection, the Company from time to time enters into interest rate swap agreements to effectively convert a certain level of variable-rate debt to fixed-rate debt. Of the $150,000 of interest rate swap agreements outstanding on June 30, 2001, $80,000 matures at various times during fiscal 2002 and $70,000 matures at various times during fiscal 2003. The effective portion of the gain or loss on an interest rate swap qualifying and designated as a cash flow hedge is reported in Other Comprehensive Loss ("OCL") and reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings, and the ineffective portion is reported immediately in earnings. Ineffectiveness was immaterial in the first three quarters of fiscal 2001.

Activity in OCL related to derivatives held by the Company during the period from October 1, 2000 through June 30, 2001 is summarized below:

                                                  Before-Tax   Income   After-Tax
                                                    Amount      Tax      Amount
                                                    ------   --------    ------
   Cumulative effect of adopting SFAS No. 133     $   567     $ (216)   $   351
   Net decrease in fair value of derivatives       (2,861)     1,077     (1,784)
   Net reclassification from OCL into earnings        (98)        37        (61)
                                                  -------     ------    -------
   Accumulated loss on cash flow hedges           $(2,392)    $  898    $(1,494)
                                                  =======     ======    =======

Of the $1,494 accumulated loss on cash flow hedges reported in Accumulated Other Comprehensive Loss at June 30, 2001, $1,405 of net losses are expected to be reclassified to earnings in the next twelve months. The fair value of derivatives at June 30, 2001 was a net $2,158 liability, most of which is included in accrued liabilities.

6.  Comprehensive Income

For the three months ended June 30, 2001 and 2000, comprehensive income, net of related taxes, was $5,849 and $3,652, respectively. For the nine months ended June 30, 2001 and 2000, comprehensive income, net of related taxes, was $12,540 and $12,745, respectively. The only items of comprehensive income that are not included in net earnings are foreign currency translation and changes in unrealized loss on derivatives.

Accumulated other comprehensive loss, net of related taxes, at June 30, 2001 of $18,955 consisted of $17,461 cumulative translation adjustments and $1,494 unrealized losses on derivative instruments.

7.  Severance Liability

In connection with the November 1998 acquisition of Raytheon Aircraft Montek Company ("Montek"), the Company previously finalized a formal plan for integrating the operations of Montek and informed the affected employees. The Company established a $3,800 liability for severance and other related costs associated with involuntary termination of employees. The balance of the liability at June 30, 2001 was $517. The plan is expected to be completed during fiscal 2001.

8.  Acquisitions

On June 8, 2001, the Company purchased the net assets of the space valve product line of PerkinElmer Fluid Sciences, a division of PerkinElmer, Inc., for $6,000 in cash. This product line has annual sales of approximately $3,000 in the design and manufacture of solenoid and pressure operated valves for satellites, launch vehicles and manned space flight applications. Based on a preliminary purchase price allocation, which is subject to finalization, goodwill and other intangible assets resulting from this acquisition are approximately $5,600 and are being amortized over periods not exceeding 20 years.

On February 1, 2001, the Company acquired the net assets of the radial piston pump product line of Robert Bosch GmbH including $1,500 of unfunded pension liabilities, for approximately $6,700 in cash. This product line has annual sales of approximately $20,000 in the design and manufacture of hydraulic pumps used for a variety of industrial applications, in particular, injection molding machinery. Based on a preliminary purchase price allocation, which is subject to finalization, goodwill and other intangible assets resulting from this acquisition are approximately $2,500 and are being amortized over periods not exceeding 20 years.

On January 19, 2001, the Company acquired the stock of Whitton Technology Limited in the U.K. and the industrial gas turbine assets of Whitton Technology, Inc. in the U.S. for approximately $4,000 in cash and $3,000 in debt. Whitton is a designer and manufacturer of pumps and specialty products for producers of industrial power generating equipment and has annual sales of approximately $7,000. Based on a preliminary purchase price allocation, which is subject to finalization, goodwill and other intangible assets resulting from this acquisition are approximately $4,800 and are being amortized over periods not exceeding 20 years.

On October 31, 2000, the Company purchased the net assets of the Vickers Electrics Division, an Italian manufacturer of high-performance electric drives with annual sales of approximately $20,000, from Aeroquip-Vickers S.p.A., an Eaton Corporation subsidiary, for approximately $10,300 in cash. Based on a preliminary purchase price allocation, which is subject to finalization, goodwill and other intangible assets resulting from this acquisition are approximately $1,700 and are being amortized over periods not exceeding 20 years.

All of the Company’s acquisitions are accounted for under the purchase method, and accordingly, the operating results for the acquired businesses are included in the Consolidated Condensed Statements of Earnings from the dates of acquisition.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the radial piston pump product line, Whitton, Vickers Electrics and the space valve product line for the three and nine months ended June 30, 2001 and 2000 as if the acquisitions took place at the beginning of each period presented. The pro forma consolidated results include the impact of certain adjustments, including amortization of intangibles and increased interest expense on acquisition debt, and related income tax effects.

                                    Three Months Ended        Nine Months Ended
                                        June 30,                  June 30,
                                        --------                  --------
                                   2001          2000        2001          2000
                                   ----          ----        ----          ----

  Net sales                     $ 179,801     $ 172,933     $ 535,473  $ 516,419
  Net earnings                      7,002         6,013        20,885     18,483
  Basic earnings per share      $     .80     $     .68     $    2.39  $    2.09
  Diluted earnings per share    $     .79     $     .68     $    2.36  $    2.07

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

On November 15, 2000, the Company purchased the remaining 25% minority interest of Hydrolux SARL and Moog-Hydrolux Hydraulic Systems, Inc. for $1,354 and now owns 100% of these companies. The impact of this acquisition on the Company’s results of operations and financial condition is not significant.

9.  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, all business combinations are to be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination are to be recognized separately from goodwill. Under SFAS No. 142, goodwill will no longer be amortized, but will be reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are to be amortized over their useful lives unless their useful lives are indefinite, in which case, those intangible assets will be tested for impairment annually and not amortized until their lives are determined to be finite. These standards are effective for all business combinations completed after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will likely adopt SFAS No. 142 in the first quarter of fiscal 2002. Excluding the amortization of goodwill after income taxes in the current year, net earnings would have been $8.3 million for the third quarter and $23.8 million year-to-date and earnings per share would have been $0.94 in the third quarter and $2.70 year-to-date. The Company is further evaluating the effect that adoption of these statements will have on its results of operations and financial condition.

10.  Credit Facility

On October 24, 2000, the Company amended its $340,000 Corporate Revolving and Term Loan Agreement (the "Credit Facility"). The term loan portion of the Credit Facility, which had a balance of $48,750 at September 30, 2000, was increased to $75,000 with the difference added to the unused borrowing capacity of the revolving portion of the facility. At June 30, 2001, the Company had $82,000 of unused borrowing capacity on the Credit Facility. The amended Credit Facility expires in December 2005 and requires quarterly principal payments on the term loan of $3,750, which commenced in December 2000. Interest on the amended agreement continues at LIBOR plus a spread, which was 175 basis points at June 30, 2001.

11.  Segment Information

Below are the sales and operating profit by segment for the three and nine months ended June 30, 2001 and 2000 and a reconciliation of segment operating profit to earnings before income taxes.

                                          Three Months Ended            Nine Months Ended
                                     ---------------------------   --------------------------
                                         June 30,       June 30,     June 30,        June 30,
                                          2001            2000         2001            2000
                                          ----            ----         ----            ----
Net Sales
Aircraft Controls                    $    83,732    $    74,482    $   248,209    $   227,295
Space Controls                            26,254         30,204         76,504         87,374
Industrial Controls                       69,266         55,083        194,792        163,445
                                     ------------   ------------   ------------   ------------

     Total net sales                 $   179,252    $   159,769    $   519,505    $   478,114
                                     ============   ============   ============   ============

Operating Profit and Margins

Aircraft Controls                    $    12,025    $    10,707    $    36,303    $    31,440
                                           14.4%          14.4%          14.6%          13.8%
Space Controls                             3,131          3,100          8,981         10,311
                                           11.9%          10.3%          11.7%          11.8%
Industrial Controls                        5,710          6,183         16,774         17,991
                                            8.2%          11.2%           8.6%          11.0%
                                     ------------   ------------   ------------   ------------
     Total operating profit               20,866         19,990         62,058         59,742
                                           11.6%          12.5%          11.9%          12.5%
Deductions from Operating Profit

     Interest expense                      8,146          8,327         24,300         24,583
     Corporate expenses and other          2,416          2,078          6,939          6,385
                                     ------------   ------------   ------------   ------------

Earnings before Income Taxes         $    10,304    $     9,585    $    30,819    $    28,774
                                     ============   ============   ============   ============

Total segment assets at June 30, 2001 were $806,338 compared to $763,793 at September 30, 2000. The increase is primarily within Industrial Controls, related to the radial piston pump product line, Whitton and Vickers Electrics acquisitions as discussed in Note 8.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

[The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended September 30, 2000 and its Quarterly Reports on Form 10-Q for the quarters ended December 31, 2000 and March 31, 2001.]

The Company is a leading worldwide designer and manufacturer of a broad range of high-performance precision motion and fluid control products and systems for aerospace and industrial markets. The Company has three operating segments: Aircraft Controls; Space Controls; and Industrial Controls.

Recent Acquisitions

On June 8, 2001, the Company purchased the net assets of the space valve product line of PerkinElmer Fluid Sciences, a division of PerkinElmer, Inc., for $6 million in cash. This product line's business is the design and manufacture of solenoid and pressure operated valves for satellites, launch vehicles and manned space flight applications. On February 1, 2001, the Company paid approximately $7 million in cash for the net assets of the radial piston pump product line of Robert Bosch GmbH including $2 million of unfunded pension liabilities. This business has sales in the design and manufacture of pumps used for a variety of industrial applications, in particular injection molding machinery. On January 19, 2001, the Company acquired the stock of Whitton Technology Limited in the U.K. and the industrial gas turbine assets of Whitton Technology, Inc. in the U.S. for approximately $4 million in cash plus $3 million in debt. Whitton is a designer and manufacturer of pumps and specialty products for producers of industrial power generating equipment. On October 31, 2000, the Company purchased the net assets of the Vickers Electrics Division, an Italian manufacturer of high-performance electric drives previously owned by Aeroquip-Vickers S.p.A., an Eaton Corporation subsidiary, for approximately $10 million in cash.

Results of Operations

Consolidated

Net sales for the third quarter of 2001 increased 12.2% to $179 million from $160 million in the third quarter of 2000. Net sales increased $14 million in Industrial Controls and $9 million in Aircraft Controls while net sales decreased $4 million in Space Controls. For the first nine months of 2001, net sales increased 8.7% to $520 million from $478 million for the first nine months of 2000. Nine month net sales increased $32 million in Industrial Controls and $21 million in Aircraft Controls while sales decreased $11 million in Space Controls. Excluding the impact of a stronger U.S. dollar in the current year compared to foreign currencies, primarily the Euro and Yen, sales would have increased by an additional $3 million in the third quarter and an additional $14 million year-to-date compared to the same periods one year ago. During the first nine months of fiscal 2001, the Company completed the four acquisitions described above which generated $13 million of sales in the third quarter and $28 million of sales year-to-date.

Cost of sales as a percentage of net sales decreased to 69.9% in the third quarter of 2001 from 70.0% in the comparable quarter in 2000. Year-to-date, cost of sales as a percentage of net sales increased to 70.4% in 2001 from 69.6% in 2000 due primarily to lower industrial margins.

Research and development increased to $7 million, or 4.0% of net sales, in the third quarter of 2001 from $5 million in the third quarter of 2000. Year-to-date, research and development increased to $18 million, or 3.6% of net sales, in 2001 from $17 million in 2000. The increases are primarily attributable to development activities related to a variety of aircraft initiatives.

The Company’s effective tax rate decreased to 30.5% in the third quarter of 2001 from 34.0% in the third quarter of 2000. On a year-to-date basis, the effective tax rate decreased to 33.5% in 2001 from 34.3% in 2000. The decrease in the effective tax rate resulted from the determination during the quarter that the Company was entitled to additional benefits under the recently enacted extraterritorial income exclusion rules. These are tax benefits for sales of products from U.S. facilities primarily to customers located overseas. The relatively low tax rate for the third quarter includes the cumulative effect of lowering the higher rate recorded in the first two quarters of fiscal 2001.

Backlog at June 30, 2001 was $368 million compared to $335 million at June 30, 2000. The increase in backlog was primarily related to a $21 million net increase on military aircraft programs resulting from strong orders and by the fiscal 2001 industrial acquisitions, which contributed $9 million of incremental backlog.

Segment Operating Review
(dollars in millions)

                                     Three Months Ended        Nine Months Ended
                                          June 30,                  June 30,
                                     2001         2000         2001       2000
                                   --------     --------     --------   --------
Net Sales

Aircraft Controls                $     84    $      75     $   248    $      227
Space Controls                         26           30          77            88
Industrial Controls                    69           55         195           163
                               ----------   ----------   ---------   -----------
  Total net sales               $     179    $     160    $    520    $      478
                               ==========   ==========   =========   ===========

                                     Three Months Ended      Nine Months Ended
                                          June 30,                June 30,
                                     2001         2000         2001       2000
                                   --------     --------     --------   --------
Operating Profit and Margins

Aircraft Controls                $     12      $    11      $   36     $      32
                                    14.4%        14.4%        14.6%        13.8%
Space Controls                          3            3            9           10
                                    11.9%        10.3%        11.7%        11.8%
Industrial Controls                     6            6           17           18
                                     8.2%        11.2%         8.6%        11.0%
                                 --------      -------     --------    ---------
  Total operating profit         $     21     $     20     $     62    $     60
                                 ========     ========     =========   ========
                                    11.6%        12.5%         11.9%       12.5%

Aircraft Controls

Net sales in Aircraft Controls increased 12.4% to $84 million in the third quarter of 2001 from $75 million in the third quarter of 2000. Boeing commercial sales increased $5 million in the quarter compared to the same quarter one year ago. Commercial sales to Boeing were unusually low in the third quarter of 2000 as certain manufacturing activities on the Boeing commercial business obtained as part of the November 1998 acquisition of Montek were transitioning to one of the Company’s low cost manufacturing facilities in that quarter. Sales also increased $3 million on the F/A-18E/F fighter aircraft program. Net sales in Aircraft Controls increased 9.2% to $248 million for the first three quarters of 2001 from $227 million in the first three quarters of 2000 as net sales increased $15 million on commercial aircraft programs, primarily Boeing commercial, and $6 million on the F/A-18E/F program.

Operating margins for Aircraft Controls were 14.4% for the third quarters in 2001 and 2000. On a year-to-date basis, margins were 14.6% in 2001 compared to 13.8% in 2000. The improvement in margins primarily resulted from favorable product mix and cost performance in the first quarter of 2001 compared to 2000.

Space Controls

Net sales in Space Controls decreased 13.1% to $26 million in the third quarter of 2001 from $30 million in the third quarter of 2000. A $6 million decrease related to the reduced level of work on the Titan IV launch vehicle program which is winding down and a $2 million decrease on the Hellfire tactical missile program were partially offset by a net sales increase of $4 million for satellites. The increase in satellites related to higher production levels as the number of geosynchronous satellite launches has returned to more normal levels this year. Year-to-date, net sales in Space Controls decreased 12.4% to $77 million in 2001 from the same period one year ago. A $20 million decrease in sales for launch vehicles, primarily the Titan IV program, was partially offset by an increase of $10 million for satellites.

Operating margins for Space Controls increased to 11.9% in the third quarter of 2001 from 10.3% in the third quarter of 2000 due primarily to improved contribution from satellites. Margins were 11.7% for the first nine months of 2001 compared to 11.8% for the first nine months of 2000.

Industrial Controls

Net sales in Industrial Controls increased 25.7% to $69 million in the third quarter of 2001 from $55 million in the third quarter of 2000. Year-to-date net sales in Industrial Controls increased 19.2% to $195 million in 2001 from $163 million in 2000. Excluding the impact of a stronger U.S. dollar relative to foreign currencies, primarily the Euro and Yen, in 2001, sales would have increased by an additional $3 million in the third quarter and $11 million year-to-date. The radial piston pump product line, Whitton and Vickers Electrics acquisitions generated $13 million of incremental sales in the third quarter of 2001 and $28 million of incremental sales for the first three quarters of 2001. On a year-to-date basis, excluding the effects of the acquisitions, sales increased $3 million for turbines controls and $3 million for motion simulator controls and material testing, while sales to the plastics market decreased $7 million.

Operating margins for Industrial Controls decreased to 8.2% in the third quarter and 8.6% year-to-date from 11.2% and 11.0% in the comparable periods in 2000. Contributing approximately equally to the decline are lower volume in the plastics markets, particularly injection molding in the Asian/Pacific region, lower sales of hydraulic manifold products, and pricing pressures in the turbines business.

Financial Condition and Liquidity

On October 24, 2000, the Company amended its $340 million Corporate Revolving and Term Loan Agreement (the "Credit Facility"). The term loan portion of the Credit Facility, which had a balance of $48.8 million at September 30, 2000, was increased to $75 million with the difference added to the unused borrowing capacity of the revolving portion of the facility. The Credit Facility expires in December 2005 and requires quarterly principal payments on the term loan of $3.75 million, which commenced in December 2000. Interest on the Credit Facility continues at LIBOR plus a spread that was 175 basis points on June 30, 2001. At June 30, 2001, the Company had $96 million of unused borrowing capacity under short and long-term lines of credit, including $82 million from the Credit Facility. The Credit Facility is secured by substantially all of the Company's U.S. assets. The Credit Facility contains various covenants, which, among others, specify minimum interest and fixed charge coverage, limit capital expenditures, specify minimum net worth, limit leverage and restrict payment of cash dividends.

Cash on hand at June 30, 2001 was $8 million compared to $14 million at September 30, 2000. Cash provided by operations was $31 million in the first three quarters of 2001 compared to $26 million in the first three quarters of 2000. Total debt increased to $381 million at June 30, 2001 from $366 million at September 30, 2000 as increased debt of $31 million related to the acquisitions was partially offset by repayments of $16 million. Long-term debt to capitalization was 60% at June 30, 2001.

Capital expenditures for the first three quarters of 2001 were $19 million compared with depreciation and amortization of $24 million. Capital expenditures for the first three quarters of 2000 were $17 million compared with depreciation and amortization of $23 million. Capital expenditures in 2001 are expected to be approximately $25 million.

The Company believes that its cash on hand, cash flows from operations and borrowing availability under short and long-term lines of credit will be sufficient to meet its operating needs.

Recent Accounting Pronouncements

On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. For the nine months ended June 30, 2001, the Company’s exposure to derivatives was primarily limited to interest rate swaps. At June 30, 2001, the Company had interest rate swap agreements of $150 million outstanding, of which $80 million matures at various times during fiscal 2002 and $70 million matures at various times during fiscal 2003. The adoption of this pronouncement did not have a material impact on the results of operations for the three and nine months ended June 30, 2001.

The Company has reviewed Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” which the Company is adopting in the fourth quarter of fiscal 2001. Management believes that this SAB will not have a material impact on the Company’s financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, all business combinations are to be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination are to be recognized separately from goodwill. Under SFAS No. 142, goodwill will no longer be amortized, but will be reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are to be amortized over their useful lives unless their useful lives are indefinite, in which case, those intangible assets will be tested for impairment annually and not amortized until their lives are determined to be finite. These standards are effective for all business combinations completed after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will likely adopt SFAS No. 142 in the first quarter of fiscal 2002. Excluding the amortization of goodwill after income taxes in the current year, net earnings would have been $8.3 million for the third quarter and $23.8 million year-to-date and earnings per share would have been $0.94 in the third quarter and $2.70 year-to-date. The Company is further evaluating the effect that adoption of these statements will have on its results of operations and financial condition.

Outlook

The Company is forecasting net sales in 2001 of approximately $700 million, a 9% increase over 2000 net sales of $644 million. Forecasted net sales increases over 2000 of $44 million in Industrial Controls to $264 million and $23 million in Aircraft Controls to $335 million are expected to be partially offset by an $11 million decrease in Space Controls to $101 million. Sales in Industrial Controls are expected to increase primarily due to the radial piston pump product line, Whitton and Vickers Electrics acquisitions. Sales in Aircraft Controls are expected to grow as a result of increased production rates of the F/A-18E/F and Boeing 7-series commercial airplanes. Sales in Space Controls are expected to decrease related to a decline in sales on various launch vehicle programs, including the Titan IV program which has completed shipments, offset partially by increases in the sales of controls for satellites.

Net sales are forecasted to grow to $755 million in 2002, an 8% increase over 2001. Sales are forecasted to increase in each of the Company’s segments. Aircraft Controls’ sales are forecasted to increase 10%, primarily as a result of increases in military aftermarket sales and on business jets. Space Controls’ sales are forecasted to increase 7% primarily related to growth in the satellites business and increased activity on NASA’s Space Shuttle. Industrial Controls’ sales are forecasted to increase 6%, primarily due to having a full year of revenues from the radial piston pump product line, which was acquired in February 2001, and increases related to ground vehicles.

Operating margins for 2001 are expected to be approximately 11.9% compared to 12.4% in 2000. The decrease is due to the decline in margins in Industrial Controls, relating to lower volume in the plastics market and pricing pressures on turbines controls, partially offset by improvements in Aircraft Controls and Space Controls.

Operating margins for 2002 are expected to decline slightly to approximately 11.7% as the industrial businesses manage through the softness in the plastics market and margin pressures in the turbines market. Earnings per share are expected to increase by approximately 11% in 2001 to $3.16 and 12% in 2002 to $3.55 before applying the provisions of SFAS No. 142.

Cautionary Statement

Information and statements in the “Outlook” paragraph of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report and elsewhere herein that are not historical facts, including statements accompanied by or containing words such as “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles and demand for capital goods, (ii) the Company's dependence on government contracts that may not be fully funded or may be terminated, (iii) the Company’s dependence on certain major customers, such as Boeing for a significant percentage of its sales, (iv) the Company's dependence on the commercial aircraft industry which is highly cyclical and sensitive to fuel price increases, labor disputes, and economic conditions, (v) the possibility that advances in technology could reduce the demand for certain of the Company's products, specifically hydraulic-based motion controls, (vi) the use of electronic auctions by customers to award business, (vii) intense competition in the Company’s business which, depending on product line, may require the Company to compete by lowering prices or by advancing its technologies; several of the Company’s competitors are substantially larger than the Company and have greater financial resources with which to compete, (viii) the Company's significant indebtedness which could limit its operational and financial flexibility, (ix) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event the regulations relating to defense industry contracting are not complied with, (x) the potential for cost overruns on development jobs and fixed-price contracts and actual results that may differ from estimates used in contract accounting, (xi) the Company's ability to successfully implement its acquisition strategy, (xii) the possibility of a catastrophic loss of one or more of the Company’s manufacturing facilities, (xiii) the impact of product liability claims related to the Company’s products used in applications where failure can result in significant property damage, injury and death, (xiv) foreign currency fluctuations in those countries in which the Company does business and other risks associated with international operations, (xv) the cost of compliance with environmental laws, and (xvi) the effect of power outages in California where the Company has significant manufacturing operations. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these risks, factors and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

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
                           None.

                    b.     Reports on Form 8-K.
                           --------------------
                                       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Moog Inc.
                                         --------------------------
                                                  (Registrant)

Date:         August 14, 2001            By        S/Robert R. Banta/S
              ---------------               --------------------------
                                                  Robert R. Banta
                                                  Executive Vice President
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

Date:         August 14, 2001            By        S/Donald R. Fishback/S
              ---------------               -----------------------------
                                                  Donald R. Fishback
                                                  Controller
                                                  (Principal Accounting Officer)