Form 10-K/A
period 2000-09-30
MOOG INC
filed 2001-10-01
CIK 67887

                                  FORM 10-K/A2


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


             Title of Each Class                     Name of Each Exchange on
                                                         Which Registered
    Class A Common Stock, $1.00 Par Value            New York Stock Exchange
    Class B Common Stock, $1.00 Par Value            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]
                                      -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
           -----

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the New York Stock Exchange on September 24, 2001 was approximately $236 million.

The number of shares of Common Stock outstanding as of the close of business on September 24, 2001 was:

         Class A:  10,903,428
         Class B:   2,173,922

The documents listed below have been incorporated by reference into this Annual Report on Form 10-K:

      (1) Specific sections of the Annual Report to Shareholders for the fiscal year ended September 30, 2000 (the 2000 Annual Report)

      (2) Specific sections of the January 2001 Proxy Statement to Shareholders (the 2001 Proxy)

                                EXPLANATORY NOTE

This amendment No. 2 to Moog's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 is being filed to supply as Exhibit 23(ii) a revised Audit Report for Moog GmbH.


                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunder duly authorized.

                                           MOOG INC.


                                           By:  /s/ DONALD R. FISHBACK
                                               -------------------------
                                                Donald R. Fishback
                                                Controller

Dated:   September 27, 2001

                                 Exhibit 23(ii)

                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Moog Inc.:

We consent to incorporation by reference in the Registration Statements (Nos. 33-20069, 33-36721, 33-36722, 33-33958, 33-62968, 33-57131, 333-73439 and
333-85657) on Form S-8 of Moog Inc. of our report dated November 8, 2000 relating to the consolidated balance sheets of Moog Inc. and subsidiaries as of September 30, 2000 and September 25, 1999, and the related consolidated statements of earnings, shareholders' equity, and cash flows and the related schedule for each of the years in the three-year period ended September 30, 2000, which report appears in the September 30, 2000 annual report on Form 10-K/A2 of Moog Inc.

KPMG LLP

Buffalo, New York
September 27, 2001

                       [PricewaterhouseCoopers Letterhead]


Mr. Donald Fishback
MOOG INC.
East Aurora,
New York 14052-0018
USA

                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement of MOOG INC. on Form S-8 of our report dated November 8, 2000 on our audits of the consolidated financial statements of MOOG GMBH (a wholly-owned subsidiary of MOOG INC.) and subsidiary as of September 30, 2000, 1999 and 1998 and for the years then ended, which report is included in this Annual Report on Form 10-K/A of MOOG INC.


Stuttgart, Germany

September 28, 2001

PRICEWATERHOUSECOOPERS
GmbH
Wirtschaftsprufungsgesellschaft

/s/ Rudiger Mohler
------------------
Rudiger Mohler



                       [PricewaterhouseCoopers Letterhead]

8 November 2000

Moog Inc.
East Aurora, New York 14052-0018
USA

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
MOOG Inc.

We have audited the consolidated balance sheets of Moog GmbH (a wholly-owned subsidiary of Moog Inc.) and subsidiary as of September 30, 2000, 1999 and 1998, and the related consolidated statements of earnings and retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog GmbH and subsidiary as of September 30, 2000, 1999 and 1998, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

PricewaterhouseCoopers
GmbH
Wirtschaftsprufungsgesellschaft

/s/ Rudiger Mohler
------------------
Rudiger Mohler