Form 10-K
period 2001-09-29
MOOG INC
filed 2001-12-20
CIK 67887

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________
Commission file number 1-5129

MOOG INC.
(Exact Name of Registrant as Specified in its Charter)

New York (State or other jurisdiction of incorporation)	16-0757636 (IRS Employer Identification Number)
East Aurora, New York (Address of Principal Executive Offices)	14052-0018 (Zip Code)

Registrant's Telephone Number, Including Area Code: (716) 652-2000

Securities registered pursuant to Section 12(b) of the Act:   None

Title of Each Class Class A Common Stock, $1.00 Par Value Class B Common Stock, $1.00 Par Value	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the New York Stock Exchange on December 6, 2001 was approximately $261 million.

The number of shares of Common Stock outstanding as of the close of business on December 6, 2001 was:
Class A 12,915,523; Class B 2,167,922.

The documents listed below have been incorporated by reference into this Annual Report on Form 10-K:
  (1) Portions of the Annual Report to Shareholders for the fiscal year ended September 29, 2001 (the "2001 Annual Report") are incorporated by reference into Part I of this Form 10-K.
  (2) Portions of the January 2002 Proxy Statement to Shareholders (the "2002 Proxy") are incorporated by reference into Part III of this Form 10-K.

MOOG INC.
FORM 10-K INDEX

PART I

PART II
         Item 5  - Market for the Registrant's Common
                   Equity and Related Stockholder Matters ....................24
         Item 6  - Selected Financial Data ...................................25
         Item 7  - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ..........26-30
         Item 7A - Quantitative and Qualitative
                   Disclosures About Market Risk .............................30
         Item 8  - Financial Statements and Supplementary Data ............31-46
         Item 9  - Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure ....................46
PART III
         Item 10 - Directors and Executive Officers
                   of the Registrant ......................................46-47
         Item 11 - Executive Compensation ....................................48
         Item 12 - Security Ownership of Certain
                   Beneficial Owners and Management ..........................48
         Item 13 - Certain Relationships and Related Transactions ............48

PART IV
         Item 14 - Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K ................................48-50

Cautionary Statement

Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles and demand for capital goods, (ii) the Company’s dependence on government contracts that may not be fully funded or may be terminated, (iii) the Company’s dependence on certain major customers, such as The Boeing Company, for a significant percentage of its sales, (iv) the Company’s dependence on the commercial aircraft industry which is highly cyclical and sensitive to fuel price increases, labor disputes, and economic conditions and which is currently experiencing decreased demand for air travel following the September 11, 2001 terrorist attacks on the United States, (v) the possibility that advances in technology could reduce the demand for certain of the Company’s products, specifically hydraulic-based motion controls, (vi) the use of electronic auctions by customers to award business, (vii) intense competition on the Company’s business which, depending on product line, may require the Company to compete by lowering prices or by offering more favorable terms of sale, (viii) the Company’s significant indebtedness which could limit its operational and financial flexibility, (ix) a write-off of all or part of the Company’s goodwill or an adjustment to shorten its amortization period which could adversely affect the Company’s operating results and net worth and cause it to violate covenants in its bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event the regulations relating to defense industry contracting are not complied with, (xi) the potential for cost overruns on development jobs and fixed-price contracts and the risk that actual results may differ from estimates used in contract accounting, (xii) the Company’s ability to successfully identify and consummate acquisitions and integrate the acquired businesses, (xiii) the possibility of a catastrophic loss of one or more of the Company’s manufacturing facilities, (xiv) the impact of product liability claims related to the Company’s products used in applications where failure can result in significant property damage, injury and death, (xv) foreign currency fluctuations in those countries in which the Company does business and other risks associated with international operations, (xvi) the cost of compliance with environmental laws, and (xvii) the effect of power outages in California where the Company has significant manufacturing operations. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

Part I

  The Registrant, Moog Inc., a New York corporation formed in 1951, is referred to in this Annual Report on Form 10-K as "Moog," "the Company" or in the nominative "we" or the possessive "our."

ITEM 1. Business.

  Certain information required herein is incorporated by reference to the 2001 Annual Report.

Description of the Company's Business. See pages 2 through 20 of the 2001 Annual Report.

  Distribution. Moog’s sales and marketing organization consists of individuals possessing highly specialized technical expertise. This expertise is required in order to effectively evaluate a customer’s precision control requirements and to facilitate communication between the customer and Moog’s engineering staff. Moog’s sales staff is the primary contact with customers. Manufacturers’ representatives are used to cover certain domestic aerospace markets. Distributors are used selectively to cover certain industrial markets.

  Industry and Competitive Conditions. The Company is a precision control specialist competing globally in the aircraft, space and industrial markets using all precision control technologies. The Company experiences considerable competition in each of these three markets.

  Many of our competitors have greater financial and other resources. In Aircraft Controls, the Company's principal competitors include Parker Hannifin Corporation, Curtiss-Wright Corporation, Liebherr-Holding GmbH, Lucas Aerospace Power Equipment Corporation, a subsidiary of TRW Inc., and Teijin Seiki Co., Ltd. In Space Controls, the Company's principal competitors include Valve Tech Inc., Vacco Industries, Inc., Honeywell International Inc. and Textron. In Industrial Controls, competitors include Bosch Rexroth AG, Barber-Colman, Siemens, Pacific Scientific Company and Yaskawa Electric Corporation.

  Competition in each market served is based upon design capability, product performance and life, service, price and delivery time. The Company believes it competes effectively on all of these bases.

  Backlog. Substantially all backlog will be realized as sales in the next twelve months. Also see the discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 26 of this report.

  Raw Materials. Materials, supplies and components are purchased from numerous suppliers. The Company believes the loss of any one supplier, although potentially disruptive in the short term, would not materially affect the Company’s operations in the long term.

  Working Capital. See the discussion on inventories in Note 1 of Item 8. Financial Statements and Supplementary Data on page 35 of this report.

  Seasonality. Moog's business is generally not seasonal.

  Patents. Moog has numerous patents and has filed applications for others. While the protection afforded by these is of value, the Company does not consider the successful conduct of any material part of its business to be dependent upon such protection. The Company’s patents and patent applications, including U.S. and international patents, relate to electrohydraulic, electropneumatic and electromechanical actuation mechanisms and control valves, electronic control component systems and interface devices. The Company has trademark and trade name protection in major markets throughout the world.

  Research Activities. Research and product development activity has been and continues to be significant to the Company. See Item 6. Selected Financial Data on page 25 of this report.

  Employees. On September 29, 2001, the Company employed 4,901 full-time employees, compared to 4,463 full-time employees on September 30, 2000. The increase is attributable to recent acquisitions.

  Segment Financial Information. See the discussion in Note 10 of Item 8. Financial Statements and Supplementary Data on pages 43 and 44 of this report.

  Customers.The information required herein is incorporated by reference to pages 2 through 20 of the 2001 Annual Report. Also see pages 26 and 43 of this report. The Company’s customers fall into three groups, OEM customers of its aerospace business, OEM customers of its industrial business and aftermarket customers. OEM-aerospace customers collectively represented 45% of fiscal 2001 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of the Company’s relationships with OEM-aerospace customers are based on long-term agreements. The Company’s sales of industrial controls are to a diversity of customers around the world and are normally based on lead times of 90 days or less. The Company also provides spare and replacement parts and repair and overhaul services for most of its products. The Company’s major aftermarket customers include the U.S. government and the commercial airlines.

  The Boeing Company represented approximately 18% of consolidated sales in 2001, including sales to the Boeing Commercial Airplane Group which represented 10% of fiscal 2001 sales. Sales to the U.S. Government and its prime- or sub-contractors, including military sales to Boeing, were approximately 26% of sales. Sales to these customers are made primarily from Aircraft Controls and Space Controls.

  International Operations. Operations outside the United States are conducted through wholly-owned foreign companies. The Company’s international operations are located predominantly in Europe and the Asian-Pacific region. See pages 44 and 49 of this report. The Company’s international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental foreign investment restrictions, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.

  Environmental Matters. See the discussion in Note 12 of Item 8. Financial Statements and Supplementary Data on page 44 of this report.

ITEM 2. Properties.

  The Company occupies approximately 2,286,000 square feet of space in the United States and countries throughout the world, distributed by segment as follows:

                                      Square Feet
                           ________________________________

                               Owned      Leased     Total
                               -----      ------     -----
Aircraft Controls             920,000    165,000   1,085,000
Space Controls                216,000    108,000     324,000
Industrial Controls           492,000    347,000     839,000
Corporate Headquarters              -     38,000      38,000
                            ---------    -------   ---------
Total                       1,628,000    658,000   2,286,000
                            =========    =======   =========

  Aircraft Controls has principal manufacturing facilities located in New York, California, Utah, England and the Philippines. Space Controls has primary manufacturing facilities located in New York and California. Industrial Controls has principal manufacturing facilities located in New York, Germany, Italy, Ireland, Luxembourg and Japan. The Company’s headquarters are located in East Aurora, New York.

  The Company believes that its properties have been adequately maintained and are generally in good condition. The Company is adding approximately 63,000 square feet of manufacturing space at low cost manufacturing sites to support its expected future growth. Operating leases expire at various times from December 2001 through November 2013. Upon the expiration of its current leases, the Company believes that it will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

  Moog’s two classes of common shares, Class A Common Stock and Class B Common Stock, are traded on the New York Stock Exchange (NYSE) under the ticker symbols MOG.A and MOG.B. Prior to August 27, 2001, Moog’s two classes of common shares were traded on the American Stock Exchange (AMEX) under the same ticker symbols. The following chart sets forth, for the periods indicated, the high and low sales prices of the Class A Common Stock and Class B Common Stock on the NYSE beginning August 27, 2001 and on the AMEX prior to August 27, 2001. The prices have been restated to reflect the effect of the three-for-two split of the Company’s Class A and Class B Common Stock effected in the form of a stock distribution on September 21, 2001.

                                Quarterly Stock Prices

Fiscal Year             Class B                    Class A
Ended             High           Low           High        Low
-----------------------------------------------------------------
Sept. 29, 2001
    1st Quarter    $27.00        $27.00       $20.54       $16.75
    2nd Quarter     28.67         27.00        25.50        18.75
    3rd Quarter     27.67         27.00        25.97        22.13
    4th Quarter     27.67         27.00        24.93        21.49
-----------------------------------------------------------------
Sept. 30, 2000
    1st Quarter    $27.00        $27.00       $19.58       $13.88
    2nd Quarter     27.33         27.00        18.42         9.83
    3rd Quarter     27.33         26.83        18.92        12.71
    4th Quarter     27.29         27.00        23.00        17.58

  The number of shareholders of record of Class A Common Stock and Class B Common Stock was 1,334 and 634, respectively, as of December 6, 2001.

  Dividend restrictions are detailed in Note 6 of Item 8. Financial Statements and Supplementary Data on page 38 of this report. The Company does not currently pay dividends on its Class A Common Stock or Class B Common Stock.

ITEM 6. Selected Financial Data.

  For a more detailed discussion of 1999 through 2001 refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 26 through 30 of this report and Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements on pages 35 through 45 of this report.

(dollars in thousands except per share data)

Fiscal Years                         2001(1)     2000     1999(2)   1998(3)     1997(4)
---------------------------------------------------------------------------------------
RESULTS FROM OPERATIONS
 Net sales                          $704,378   $644,006  $630,034  $536,612    $455,929
 Net earnings                       $ 27,938   $ 25,400  $ 24,431  $ 19,268    $ 13,606
 Net earnings per share (5)
       Basic                        $   2.13   $   1.92  $   1.82  $   1.55    $   1.30
       Diluted                      $   2.11   $   1.90  $   1.80  $   1.51    $   1.25
---------------------------------------------------------------------------------------
FINANCIAL POSITION
 Total assets                       $856,541   $791,705  $798,476  $559,325    $490,563
 Working capital                     257,379    247,625   224,967   226,190     187,521
 Indebtedness - senior               253,329    246,289   256,110    85,614     118,245
  - senior subordinated              120,000    120,000   120,000   120,000     120,000
 Shareholders' equity                235,828    222,554   211,770   191,008     114,191
 Shareholders' equity per
   common share outstanding (5)        18.04      17.12     15.85     14.26       10.79
---------------------------------------------------------------------------------------
SUPPLEMENTAL FINANCIAL DATA
 Capital expenditures                $ 26,955   $ 23,961  $ 26,439  $ 22,688    $ 13,713
 Depreciation and amortization         31,693     30,443    30,602    22,665      21,267
 R&D - Company funded                  26,461     21,981    33,306    27,487      17,798
     - customer funded                 27,631     18,624    14,367    15,440      14,071
 Twelve-month backlog                 364,331    345,333   336,857   314,253     280,364
----------------------------------------------------------------------------------------
RATIOS
 Net return on sales                      4.0%       3.9%      3.9%      3.6%        3.0%
 Return on shareholders' equity          12.2%      11.7%     12.1%     12.6%       12.4%
 Current ratio                           2.38       2.59      2.24      2.87        2.75
 Debt to shareholders' equity            1.58       1.65      1.78      1.08        2.09
 Long-term senior debt to
  capitalization(6)                      38.6%      39.8%     40.9%     20.4%       30.3%
 Long-term debt to capitalization(6)     59.3%      60.9%     62.3%     51.1%       66.0%
_________________________________________________________________________________________

(1) Includes the effects of the fiscal 2001 acquisitions. See Note 2 to the Consolidated Financial Statements.
(2) Includes the effects of the fiscal 1999 acquisitions. See Note 2 to the Consolidated Financial Statements.
(3) Includes the effects of the Class A common stock offering and the acquisition of Schaeffer Magnetics completed in February 1998.
(4) Includes the effects of the October 1996 acquisition of the industrial hydraulic servocontrols business of International Motion Control Inc.
(5) Per share data has been restated to reflect the effect of the three-for-two split of the Company's Class A and Class B common stock effected in the form of a stock distribution on September 21, 2001.
(6) Capitalization is equal to the sum of total long-term debt, excluding current maturities, and shareholders’ equity.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

  Moog is a leading worldwide designer and manufacturer of a broad range of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and industrial markets. The Company has three operating segments.

  Aircraft Controls designs and manufactures technologically advanced flight and engine controls for manufacturers of military and commercial aircraft. Moog currently supplies flight controls for all major, in-production U.S. military aircraft, including the U.S. Navy’s F/A-18 E/F Super Hornet fighter aircraft and V-22 Osprey tiltrotor aircraft. The Company supplied Lockheed Martin with flight controls for the Joint Strike Fighter concept demonstrator aircraft and is the contract lead for developing flight controls for the Engineering and Manufacturing Development phase of the program. This plane is the next generation fighter aircraft designed for use by all three branches of the U.S. military and several foreign governments. The Company is also a supplier to several large commercial aircraft manufacturers including The Boeing Company, Airbus Industrie, Raytheon Company and Bombardier Inc.

  Space Controls designs and manufactures controls and systems that control the flight, positioning or thrust of tactical and strategic missiles, launch vehicles, satellites and NASA’s Space Shuttle. Customers include Alliant Techsystems Inc., Lockheed Martin, Astrium Ltd., Raytheon and Boeing. Programs on which Moog participates include tactical missile programs such as TOW, Hellfire and AGM 142 Popeye, missile defense programs such as the National Missile Defense program, or NMD, and the Theater High Altitude Area Defense System, or THAADS, the Space Station and the Titan IV and Delta family of launch vehicles.

  Industrial Controls designs and manufactures hydraulic and electric controls used in a variety of industrial applications. Product applications include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills, fatigue testing machines, motion simulators and gun and turret positioning and ammunition-loading systems on combat vehicles.

  In fiscal 2001, 40% of the Company’s sales were accounted for by the percentage of completion (cost-to-cost) method of accounting for long-term contracts. Under this method, sales are recognized as the work progresses toward completion. For contracts with anticipated losses at completion, a provision is recorded when the loss becomes known. Loss reserves are more common on firm fixed-price contracts which involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. Amounts representing contract claims or change orders are included in the estimate of contract values only when they can be reliably estimated and realization is considered probable. The remainder of the Company’s sales are principally recognized as units are shipped.

  The Board of Directors of the Company approved a three-for-two stock split, effected in the form of a 50% stock distribution, of its Class A and Class B common stock to stockholders of record on September 7, 2001, distributed September 21, 2001. All share and per share amounts included in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to show the effects of the stock split.

Recent Developments

  On October 25, 2001, the Company purchased the net assets of the satellite and space vehicle product lines of the Electro Systems Division of Tecstar, Inc. for $8 million in cash. The acquired product lines of Tecstar’s Electro Systems Division manufacture electromechanical equipment for spacecraft.

  On November 20, 2001, the Company completed an offering of Class A common stock at $21.00 per share. The offering included 1,980,000 previously unissued shares sold by the Company. The net proceeds to the Company of approximately $39 million were used to repay outstanding debt.

Fiscal 2001 Acquisitions

  On June 8, 2001, the Company purchased the net assets of the space valve product line of PerkinElmer Fluid Sciences, a division of PerkinElmer, Inc., for $6 million in cash. This business includes the design and manufacture of solenoid and pressure operated valves for satellites, launch vehicles and manned space flight applications. On February 1, 2001, the Company paid approximately $6 million in cash for the net assets of the radial piston pump product line of Robert Bosch GmbH including $2 million of unfunded pension liabilities. This business includes the design and manufacture of pumps used for a variety of industrial applications, in particular injection molding machinery. On January 19, 2001, the Company acquired the stock of Whitton Technology Limited in the U.K. and the industrial gas turbine assets of Whitton Technology, Inc. in the U.S. for approximately $4 million in cash plus $3 million in notes payable. Whitton is a designer and manufacturer of pumps and specialty products for producers of industrial power generating equipment. On November 15, 2000, the Company acquired the remaining 25% minority interest of Hydrolux SARL in Luxembourg and Moog-Hydrolux in the U.S., manufacturers and designers of hydraulic control systems for industrial machinery, for approximately $1 million in cash. On October 31, 2000, the Company purchased the net assets of the Vickers Electrics Division, an Italian manufacturer of high-performance electric drives previously owned by Aeroquip-Vickers S.p.A., an Eaton Corporation subsidiary, for approximately $10 million in cash.

                                     MOOG INC.
                              Results of Operations

                                            Fiscal Years Ended
--------------------------------------------------------------------------------
                           September 29,       September 30,      September 25,
(dollars in millions)          2001                2000                1999
--------------------------------------------------------------------------------
NET SALES
Aircraft Controls            $ 340               $ 312               $ 302
Space Controls                 103                 112                 110
Industrial Controls            261                 220                 218
                             -----               -----               -----
   Net sales                 $ 704               $ 644               $ 630
                             =====               =====               =====
Operating profit and margins

Aircraft Controls            $  49               $  43               $  37
                              14.5%               13.8%               12.2%
Space Controls                  12                  12                  13
                              11.9%               10.8%               11.7%
Industrial Controls             22                  25                  23
                               8.3%               11.2%               10.8%
                             -----               -----               -----
   Total operating profit    $  83               $  80               $  73
                             =====               =====               =====
                              11.8%               12.4%               11.6%
BACKLOG
Aircraft Controls            $ 223               $ 215               $ 192
Space Controls                  72                  65                  85
Industrial Controls             69                  65                  60
                             -----               -----               -----
           Total backlog     $ 364               $ 345               $ 337
                             =====               =====               =====

2001 Compared with 2000

  Consolidated. Net sales for 2001 increased 9% to $704 million from $644 million in 2000. Sales in Industrial Controls increased by $41 million and sales in Aircraft Controls increased by $28 million, while sales in Space Controls decreased by $9 million. Excluding the impact of a stronger U.S. dollar in 2001 compared to foreign currencies, primarily the Euro, British Pound, and the Yen, sales would have increased by an additional $16 million over 2000. During fiscal 2001, the Company completed the acquisitions described earlier which generated $38 million of sales in the current year.

  Cost of sales as a percentage of sales was 70.0% in 2001 compared with 69.7% in 2000. The increase is primarily due to lower margins in Industrial Controls.

  In 2001, $7 million of contract loss reserves were recorded, compared to $8 million in 2000. Inventory valuation provisions were $6 million in both 2001 and 2000.

  Research and development expense increased by $4 million in 2001 to $26 million, or 3.8% of sales. The increase is attributable to a variety of aircraft initiatives.

  Interest expense decreased $1 million to $32 million in 2001 due to a decline in interest rates, partially offset by the impact of the acquisitions.

  The Company’s effective tax rate for 2001 was 33.5% compared to 34.2% in 2000. The decrease resulted from higher U.S. tax incentives on export sales in 2001.

  In 2001, net earnings increased 10% to $28 million compared to $25 million in 2000. Diluted EPS increased 11% to $2.11 in 2001 from $1.90 in 2000.

  Aircraft Controls. Net sales in Aircraft Controls increased 9% to $340 million in 2001 compared to $312 million in 2000. Boeing commercial sales increased $12 million due to higher production rates in 2001. Sales of controls for fighter aircraft, primarily the F/A-18 E/F for which production levels continued to increase, increased $12 million. Sales also increased $3 million for engine controls, $3 million for aftermarket sales, and $1 million for controls on business aircraft. These increases were partially offset by a $3 million decrease in sales on the B-2 bomber program which has been completed.

  Operating margins for Aircraft Controls were 14.5% in 2001 compared to 13.8% in 2000. The improvement in margins primarily resulted from favorable product mix and cost performance on production programs. Additions to contract loss reserves were $6 million in both 2001 and 2000, primarily related to business jet development contracts.

  Twelve-month backlog for Aircraft Controls was $223 million at September 29, 2001 compared to $215 million at September 30, 2000. The increase was due to increases in backlog for military programs including Blackhawk/Seahawk helicopters and F/A-18 E/F that outweigh decreases in backlog for commercial aircraft.

  Space Controls. Net sales in Space Controls decreased 8% to $103 million in 2001 from $112 million in 2000. A $23 million decrease in sales for launch vehicles, primarily the Titan IV program which was completed in fiscal 2001, was partially offset by an increase of $13 million for satellite controls.

  Operating margins for Space Controls increased to 11.9% in 2001 from 10.8% in 2000. The improvement in margins is primarily due to cost improvement on newer programs, including the Crew Return Vehicle and various tactical missile programs, as well as increased volume for satellite controls.

  Twelve-month backlog for Space Controls increased to $72 million at September 29, 2001 from $65 million at September 30, 2000 primarily related to refurbishments on the Space Shuttle.

  Industrial Controls. Net sales in Industrial Controls increased 19% to $261 million in 2001 from $220 million in 2000. Excluding the impact of a strong U.S. dollar relative to foreign currencies, primarily the Euro and the Yen, sales would have increased an additional $13 million. The increase in net sales is primarily related to the acquisitions of the radial piston pump product line, Whitton and Vickers Electrics that generated $37 million of incremental sales in 2001. Excluding the effects of the acquisitions, sales increased $5 million for turbine controls, $2 million for motion simulator controls, $2 million within heavy industry and $6 million for various other industrial applications, while sales to the plastics market decreased $11 million due to softness in the injection molding machinery market, particularly in the Asian-Pacific region.

  Operating margins for Industrial Controls decreased to 8.3% in 2001 from 11.2% in 2000. The decline in the margins is primarily attributable to lower volume in the plastics markets and, to a lesser extent, pricing pressures in the turbines business.

  Twelve-month backlog for Industrial Controls increased to $69 million at September 29, 2001 from $65 million at September 30, 2000 primarily due to the acquisitions.

2000 Compared with 1999

  Consolidated. Net sales for 2000 increased 2% to $644 million as compared to $630 million in 1999. Aircraft Controls represented $10 million of the increase principally as a result of higher aftermarket sales, while Space Controls and Industrial Controls each increased $2 million.

  Cost of sales as a percentage of sales was 69.7% in 2000 compared with 68.6% in 1999. The increase was due primarily to the redeployment of resources in Aircraft Controls from research and development (R&D) activities to production and, to a lesser extent, lower margins in Space Controls as a result of the completion of the Standard Missile II program in 1999.

  In 2000, $8 million of contract loss reserves were recorded, compared to $4 million in 1999. The increase in contract loss reserves primarily occurred within Aircraft Controls. Inventory valuation provisions were $6 million in 2000 and $4 million in 1999.

  R&D expenses decreased by $11 million in 2000 to $22 million, or 3.4% of sales. The decrease was due primarily to reduced efforts for the development of next generation aircraft flight controls which peaked in fiscal 1999. A portion of the costs associated with those efforts has been redirected to either production or sales support.

  Interest expense increased $5 million in 2000 to $33 million. Three-quarters of the increase was attributable to higher average outstanding borrowings on variable-rate indebtedness, resulting primarily from the financing of the 1999 first quarter acquisitions. The remainder of the increase was due primarily to the increase in interest rates in 2000.

  Other income in 2000 included a $0.3 million fourth quarter gain on the sale of a 26% ownership in a Russian controls manufacturer.

  The Company’s effective tax rate for 2000 was 34.2% compared to 33.5% for 1999. The increase resulted from lower U.S. tax incentives on export sales and proportionately lower earnings in certain low tax countries in 2000.

  For 2000, net earnings increased 4% to $25 million compared with $24 million in 1999. Diluted EPS increased 6% to $1.90 in 2000 compared to $1.80 in 1999.

  Aircraft Controls. Net sales in Aircraft Controls increased 3% to $312 million in 2000 compared to $302 million in 1999. Aftermarket sales, which grew to 40% of the segment’s sales in 2000 compared to 33% in 1999, increased $23 million over 1999. Sales also increased $8 million related to development work for flight controls on the Bombardier BD 100. These increases were partially offset by anticipated declines of $13 million in OEM sales to Boeing for commercial aircraft related to their reduced production rates and $8 million on the F-15 fighter aircraft and $4 million on the B-2 bomber as these programs were near completion in 2000.

  Operating margins for Aircraft Controls were 13.8% in 2000 compared to 12.2% in 1999. The improvement in margins was attributable to increased aftermarket sales that typically carry stronger margins and, to a lesser extent, reductions in R&D related to the development of next generation flight controls. Additions to contract loss reserves were $6 million in 2000 and $3 million in 1999 primarily relating to business jet development contracts. Inventory valuation provisions were $3 million in 2000 and $1 million in 1999.

  Twelve-month backlog for Aircraft Controls was $215 million at September 30, 2000 compared to $192 million at September 25, 1999. The increase was due primarily to the Boeing 7-series commercial aircraft, the Bombardier BD 100, and the V-22 programs.

  Space Controls. Net sales in Space Controls increased 2% to $112 million in 2000 compared to $110 million in 1999. Sales of flight controls for the Space Shuttle and Space Station Crew Return Vehicle increased $3 million while sales on the Titan IV launch vehicle program increased $2 million, primarily related to work performed earlier in 2000. Increased sales of tactical missile controls for the AGM 142 of $5 million and Hellfire of $2 million helped offset sales declines of $9 million on the Standard Missile II program which was completed in 1999.

  Operating margins for Space Controls decreased to 10.8% in 2000 from 11.7% in 1999. The decline in margins was attributable to the shift from more mature programs such as Standard Missile II to development programs such as National Missile Defense, Space Station Crew Return Vehicle and newer satellite propulsion and tactical missile programs.

  Twelve-month backlog for Space Controls was $65 million at September 30, 2000 compared to $85 million at September 25, 1999. The decrease was primarily due to the Titan IV program nearing completion.

  Industrial Controls. Net sales in Industrial Controls increased 1% to $220 million in 2000 from $218 million in 1999. Had foreign currencies not weakened against the U.S. dollar, sales would have translated into an additional $9 million over 1999. Sales for turbine controls increased by $12 million and sales of controls for plastics machinery increased by $7 million. Partially offsetting these increases was a $7 million decline in sales of combat controls and a $4 million decrease for electric motion simulators due to the completion of Universal’s Spiderman theme park attraction.

  Operating margins increased to 11.2% in 2000 compared to 10.8% in 1999 due to improved operating efficiencies related to higher sales volume.

  Twelve-month backlog for Industrial Controls was $65 million at September 30, 2000 compared to $60 million at September 25, 1999. The increase primarily related to growth in the turbines and simulation businesses.

Financial Condition and Liquidity

  On October 24, 2000, the Company amended its $340 million Corporate Revolving and Term Loan Agreement (Credit Facility). The term loan portion of the Credit Facility, which had a balance of $48.75 million at September 30, 2000, was increased to $75 million with the difference added to the unused borrowing capacity of the revolving portion of the facility. The Credit Facility expires in December 2005 and requires quarterly principal payments on the term loan of $3.75 million. Interest on the Credit Facility continues at LIBOR plus a spread that was 200 basis points on September 29, 2001. The Credit Facility is secured by substantially all of the Company’s U.S. assets. The Credit Facility contains various covenants that adjust over the term of the facility. As of September 29, 2001, the covenant for minimum Consolidated Net Worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings (or minus accumulated deficits), was $200.0 million; the covenent for the minimum Interest Coverage Ratio, defined as the ratio as of the last day of any fiscal quarter of EBITDA to total interest expense in each case for the four-fiscal quarter period then ended, was 2.60x; the covenant for the minimum Fixed Charge Coverage Ratio, defined as the ratio as of the last day of any fiscal quarter of (i) EBITDA minus capital expenditures in each case for the four fiscal quarter period then ended to (ii) the sum of interest expense, provision for taxes and regularly scheduled principal payments on debt for such four-fiscal quarter periods, was 1.10x; and the covenant for the maximum Leverage Ratio, defined as the ratio as of the last day of any fiscal quarter of total debt (including letters of credit) less aggregate cash balances to adjusted EBITDA in each case for the four-fiscal quarter period then ended, was 4.25x. Adjusted EBITDA as defined as (i) the sum for the period covered of net income, interest expense, provisions for taxes based on income, total depreciation expense, total amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income for such period. Additionally, the Credit Facility limits capital expenditures to $30.0 million in fiscal 2001 and restricts the payment of cash dividends to common stockholders. As of September 29, 2001, the Company was in compliance with all covenants.

  At September 29, 2001, the Company had $103 million of unused borrowing capacity under short and long-term lines of credit, including $86 million from the Credit Facility. Total debt increased to $373 million at September 29, 2001 from $366 million at September 30, 2000. Increased debt from acquisitions of $30 million was partially offset by repayments of $23 million.

  Cash provided by operating activities was $53 million in 2001 compared to $45 million a year ago. The increase in cash from operations was primarily due to the increase in earnings adjusted for non-cash charges. The Company expects cash from operations in 2002 to be comparable with 2001.

  Net property, plant and equipment was $199 million at September 29, 2001 compared to $189 million at September 30, 2000. Capital expenditures in 2001 were $27 million compared with depreciation and amortization of $32 million. Capital expenditures in 2000 were $24 million compared with depreciation and amortization of $30 million. Capital expenditures in 2002 are expected to be approximately $25 million.

  The Company believes its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet its operating needs.

Recent Accounting Pronouncements

  In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company must adopt this standard by fiscal 2003. The Company is evaluating the effect that this standard will have on its results of operations and financial condition.

  In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” Under SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recorded in the period in which it is incurred, and the carrying amount of the related long-lived asset will be increased. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the asset’s useful life. A gain or loss will be recorded if necessary upon settlement of the liability. The Company must adopt this standard by fiscal 2003. The Company is evaluating the effect that this standard will have on its results of operations and financial condition.

  In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, all business combinations are to be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination are to be recognized separately from goodwill. Under SFAS No. 142, goodwill will no longer be amortized, but will be reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are to be amortized over their useful lives unless their useful lives are indefinite, in which case, those intangible assets will be tested for impairment annually and not amortized until their lives are determined to be finite. These standards are effective for all business combinations completed after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company expects to adopt SFAS No. 142 in the first quarter of fiscal 2002. The Company is evaluating the effect that adoption of these statements will have on its results of operations and financial condition.

  The Company adopted Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” in the fourth quarter of fiscal 2001. The adoption of this SAB did not have a material impact on the Company’s results of operations.

Outlook

  Net sales in fiscal 2002 are forecasted to grow to $743 million, a 6% increase over fiscal 2001. Sales are forecasted to increase in each of the Company’s segments. Aircraft Controls’ sales are forecasted to increase to $360 million, primarily as a result of increases in military business, particularly aftermarket sales and sales related to the Company’s effort in the development phase of the new F-35 Joint Strike Fighter recently awarded to Lockheed Martin. Offsetting these increases within the Aircraft Controls segment will be a decline in commercial aircraft sales, particularly related to sales to Boeing and the related aftermarket sales, as a result of the September 11, 2001 terrorist attacks. Space Controls’ sales are forecasted to increase to $111 million, primarily related to growth in the satellite business and increased activity on NASA’s Space Shuttle. Industrial Controls’ sales are forecasted to increase to $272 million, primarily due to having a full year of revenues from the radial piston pump product line, which was acquired in February 2001, and increases related to combat vehicles.

  Operating margins for fiscal 2002 are expected to decline slightly to approximately 11.4% as a result of softness in the industrial plastics market and margin pressures in the turbines market. After consideration of the impact of the equity offering and eliminating the amortization of goodwill assuming the adoption of SFAS No. 142, fiscal 2002 earnings per share is estimated to be $2.40.

  On September 11, 2001, the United States was attacked by terrorists using hijacked commercial airline jets. The effect of these tragic events on general economic conditions and on the commercial airline industry, in particular, could be significant. For example, the events have resulted and could continue to result in a decreased demand for air travel due to fears regarding additional acts of terrorism. These events could also result in an increase in the price of jet fuel because of concerns regarding hostilities in the Middle East and airlines bearing increased costs or reducing operations due to new security directives adopted by the Federal Aviation Administration. At this time, the Company is unable to predict with certainty the impact that these events will have on its commercial aircraft business and thus on this outlook. The Company believes that its diverse revenue base and its global geographic presence will help to lessen the impact of any decrease in its commercial aircraft sales.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  The Company, in the normal course of business, has exposures to interest rate risks from its long-term debt obligations and foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions. To minimize these risks, the Company may enter into derivative instruments such as interest rate swaps and forward contracts. The Company does not hold or issue financial instruments for trading purposes.

  On October 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether is has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. For the year ended September 29, 2001, the Company’s exposure to derivatives was primarily limited to interest rate swaps that were designated and qualified as cash flow hedges. The adoption of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

  The Company’s borrowings under variable interest rate facilities were $246 million at September 29, 2001. In order to provide for interest rate protection, the Company has interest rate swap agreements totaling $150 million, of which $80 million matures at various times during fiscal 2002 and effectively converts this amount to fixed-rate debt at 8.3%. The remaining $70 million matures at various times during fiscal 2003 and effectively converts this amount to fixed-rate debt at 7.1%. If interest rates had increased by one percentage point, the impact on consolidated interest expense from the Company’s variable-rate debt would have been approximately $1 million in 2001.

  The majority of the Company’s sales, expenses and cash flows are transacted in U.S. dollars. The Company does have some market risk exposure with respect to changes in foreign currency exchange rates primarily as it relates to the value of the U.S. dollar versus the Euro, the Japanese Yen and the British Pound. If foreign exchange rates were to collectively weaken against the U.S. dollar by 10%, net earnings would be reduced by approximately $1 million related to currency exchange rate translation exposures and $1 million related to pressures on operating margins for products sourced in non-U.S. countries.

  The Company occasionally uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments and intercompany loans and to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries. At September 29, 2001, there were no significant contracts outstanding.

ITEM 8. Financial Statements and Supplementary Data.

MOOG INC.
Consolidated Statements of Earnings

----------------------------------------------------------------------------
                                         Fiscal Years Ended
----------------------------------------------------------------------------
(dollars in thousands      September 29,   September 30,    September 25,
 except per share data)       2001            2000              1999
----------------------------------------------------------------------------
NET SALES                  $ 704,378     $    644,006      $    630,034
COST OF SALES                493,235          448,702           432,033
                           ---------     ------------      ------------
GROSS PROFIT                 211,143          195,304           198,001

  Research and development    26,461           21,981            33,306
  Selling, general
   and administrative        110,679          101,990           100,023
  Interest                    32,054           33,271            28,188
  Other                          (64)            (553)             (244)
                           ---------     ------------      ------------
EARNINGS BEFORE INCOME TAXES  42,013           38,615            36,728

INCOME TAXES                  14,075           13,215            12,297
                           ---------     ------------      ------------
NET EARNINGS               $  27,938     $     25,400      $     24,431
                           =========     ============      ============
NET EARNINGS PER SHARE
  Basic                    $    2.13     $       1.92      $       1.82
  Diluted                  $    2.11     $       1.90      $       1.80
----------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

MOOG INC.
Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                                 As of            As of
  (dollars in thousands except                September 29,    September 30,
   share and per share data)                      2001            2000
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                     $  14,273       $  13,827
 Receivables                                     236,229         211,463
 Inventories                                     158,798         147,546
 Deferred income taxes                            27,735          26,972
 Prepaid expenses and other current assets         6,480           3,693
                                               ---------       ---------
  TOTAL CURRENT ASSETS                           443,515         403,501
 PROPERTY, PLANT AND EQUIPMENT                   198,707         188,584
 GOODWILL AND INTANGIBLE ASSETS,
  net of accumulated amortization
  of $29,660 in 2001 and
  $22,126 in 2000                                192,940         181,303
 OTHER ASSETS                                     21,379          18,317
                                               ---------       ---------
 TOTAL ASSETS                                  $ 856,541       $ 791,705
                                               =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Notes payable                                $  13,236       $   1,581
  Current installments of long-term debt          16,463          18,609
  Accounts payable                                45,516          36,253
  Accrued salaries, wages and commissions         46,067          35,191
  Contract loss reserves                          16,663          20,916
  Accrued interest                                11,640           9,066
  Federal, state and foreign income taxes          9,878           8,030
  Other accrued liabilities                       20,342          18,213
  Customer advances                                6,331           8,017
                                               ---------       ---------
    TOTAL CURRENT LIABILITIES                    186,136         155,876

LONG-TERM DEBT, excluding current installments
 Senior debt                                     223,630         226,099
 Senior subordinated notes                       120,000         120,000

OTHER LONG-TERM LIABILITIES                       90,947          67,176
                                               ---------       ---------
    TOTAL LIABILITIES                            620,713         569,151
                                               ---------       ---------
COMMITMENTS AND CONTINGENCIES (Note 12)                -               -
SHAREHOLDERS' EQUITY
  9% Series B Cumulative, Convertible,
  Exchangeable Preferred stock - Par Value $1.00
  Authorized 200,000 shares. Issued 100,000 shares.  100             100
  Common Stock - Par Value $1.00
   Class A - Authorized 30,000,000 shares.
   Issued 12,640,707 shares in 2001 and 2000.     12,641          12,641
   Class B - Authorized 10,000,000 shares.
   Convertible to Class A on a one for one basis.
   Issued 3,692,343 shares in 2001 and 2000.       3,692           3,692
  Additional paid-in capital                      97,430          97,195
  Retained earnings                              185,428         157,497
  Treasury shares                                (39,827)        (37,570)
  Accumulated other comprehensive loss           (23,636)        (11,001)
                                               ---------       ---------
       TOTAL SHAREHOLDERS' EQUITY                235,828         222,554
                                               ---------       ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 856,541       $ 791,705
--------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements.

MOOG INC.
Consolidated Statements of Shareholders' Equity

--------------------------------------------------------------------------------
                                              Fiscal Years Ended
                             ---------------------------------------------------
                              September 29,       September 30,    September 25,
(dollars in thousands except     2001                2000              1999
 share and per share data)                                                                                          2001
--------------------------------------------------------------------------------
PREFERRED STOCK              $     100           $     100          $     100
                             ---------           ---------          ---------
COMMON STOCK                    16,333              16,333             16,333
                             ---------           ---------         ----------
ADDITIONAL PAID-IN CAPITAL
 Beginning of year              97,195              97,334             96,862
 Issuance of treasury shares
  at more (less) than cost         251                (139)              (234)
 Cancellation of fractional
  shares in stock split            (16)                  -                  -
 Tax benefits related to stock
  option plan                        -                   -                706
                             ---------           ---------         ----------
 End of year                    97,430              97,195             97,334
                             ---------           ---------         ----------
RETAINED EARNINGS
 Beginning of year             157,497             132,104            107,681
 Net earnings                   27,938              25,400             24,431
 Preferred dividends
 ($.09 per share in 2001,
  2000 and 1999)                    (7)                 (7)                (8)
                             ---------           ---------         ----------
 End of year                   185,428             157,497            132,104
                             ---------           ---------         ----------
TREASURY SHARES, AT COST*
 Beginning of year             (37,570)            (32,589)           (30,511)
 Shares issued related to
  options (2001 - 52,950
  Class A shares;
  2000 - 51,000 Class A shares;
  1999 - 79,500 Class A shares)    247                 408                636
 Shares purchased (2001 - 20,193
  Class A shares and 78,999
  Class B shares; 2000 - 173,967
  Class A shares and 127,362
  Class B shares; 1999 - 22,287
  Class A shares and 97,673
  Class B shares)               (2,589)             (5,489)            (2,815)
 Shares sold to Savings
  & Stock Ownership Plan (SSOP)
  (2001 - 3,903 Class A shares;
   2000 - 1,155 Class A shares
   and 3,703 Class B shares;
   1999 - 4,286 Class B shares)     85                 100                101
                             ---------           ---------         ----------
 End of year                   (39,827)            (37,570)           (32,589)
                             ---------           ---------         ----------
ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)**
 Beginning of year             (11,001)             (1,512)               614
 Adjustment from foreign
  currency translation          (1,784)             (9,489)            (2,126)
 Minimum pension liability
  adjustment, net of
  $4,611 of taxes               (8,061)                  -                  -
 Accumulated loss on
  derivatives, net of
  $1,674 of taxes               (2,790)                  -                  -
                             ---------           ---------          ---------
 End of year                   (23,636)            (11,001)            (1,512)
                             ---------           ---------         ----------
LOAN TO SSOP
 Beginning of year                   -                   -                (71)
 Payments received on loan
  to SSOP, net of advances           -                   -                 71
                             ---------           ---------         ----------
 End of year                         -                   -                  -
                             ---------           ---------         ----------
TOTAL SHAREHOLDERS' EQUITY   $ 235,828           $ 222,554         $  211,770
--------------------------------------------------------------------------------
COMPREHENSIVE INCOME
 Net earnings                $  27,938           $  25,400         $   24,431
 Adjustment from foreign
  currency translation          (1,784)             (9,489)            (2,126)
 Minimum pension liability
  adjustment, net of
  $4,611 of taxes               (8,061)                  -                  -
 Accumulated loss on
  derivatives, net of
  $1,674 of taxes               (2,790)                  -                  -
                             ---------           ---------         ----------
 Comprehensive income        $  15,303           $  15,911         $   22,305
--------------------------------------------------------------------------------

*Class A Common Stock in treasury: 1,737,279 shares as of September 29, 2001; 1,773,939 shares as of September 30, 2000; 1,652,127 shares as of September 25, 1999.
Class B Common Stock in treasury: 1,519,922 shares as of September 29, 2001; 1,440,923 shares as of September 30, 2000; 1,317,264 shares as of September 25, 1999.
Preferred Stock in treasury: 16,229 shares as of September 29, 2001, September 30, 2000 and September 25, 1999.

**Accumulated other comprehensive loss through September 30, 2000 consists solely of cumulative foreign currency translation.

See accompanying Notes to Consolidated Financial Statements.

MOOG INC.
Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------
                                                   Fiscal Years Ended
                                       -----------------------------------------
                                       September 29, September 30, September 25,
(dollars in                                2001          2000          1999
thousands)
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                            $ 27,938      $  25,400       $ 24,431
 Adjustments to reconcile net earnings
  to net cash provided by operating activities:
 Depreciation and amortization             31,693         30,443         30,602
 Provisions for non-cash losses on
  contracts, inventories and receivables   14,659         13,867          8,466
 Deferred income taxes                        100          3,934          2,110
 Other                                      1,380            278            (71)
 Change in assets and liabilities
 providing (using) cash, excluding
 the effects of acquisitions:
    Receivables                           (17,729)        (5,270)          (736)
    Inventories                           (11,077)        (5,636)       (12,156)
    Other assets                           (4,880)        (3,129)        (2,478)
    Accounts payable and
     accrued liabilities                    4,492        (20,309)        (5,531)
    Other liabilities                       8,358          5,149             63
    Customer advances                      (1,675)           214         (2,023)
                                         --------        -------       --------
  NET CASH PROVIDED BY
   OPERATING ACTIVITIES                    53,259         44,941         42,677
                                         --------        -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisitions, net of cash acquired       (25,977)        (1,450)      (171,710)
 Acquisition of minority interest          (1,354)        (1,051)        (2,133)
 Purchase of property, plant
  and equipment                           (26,955)       (23,961)       (25,866)
 Proceeds from sale of assets                  53            392          3,379
 Payments received, net of advances,
  on loan to Savings and Stock
  Ownership Plan                                -              -             71
                                         --------        -------       --------
  NET CASH USED IN INVESTING ACTIVITIES   (54,233)       (26,070)      (196,259)
                                         --------        -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from (repayments of)
  notes payable                               461         (5,622)          (219)
 Proceeds from revolving lines of credit  150,000        158,000        258,700
 Payments on revolving lines of credit   (161,000)      (141,000)      (166,000)
 Proceeds from issuance of long-term debt  39,523              -         77,219
 Payments on long-term debt               (24,724)       (20,084)       (15,329)
 Purchase of outstanding shares
  for treasury                             (2,589)        (5,489)        (2,815)
 Proceeds from sale of treasury stock         583            369            503
 Other                                        (22)            (8)            (8)
                                         --------        -------       --------
  NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES                   2,232        (13,834)       152,051
                                         --------        -------       --------
Effect of exchange rate changes on
  cash and cash equivalents                  (812)          (990)          (314)
                                         --------        -------       --------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                         446          4,047         (1,845)
Cash and cash equivalents at
  beginning of year                        13,827          9,780         11,625
                                         --------        -------       --------
Cash and cash equivalents at end of year $ 14,273      $  13,827      $   9,780
--------------------------------------------------------------------------------

See Note 11 for Supplemental Cash Flow Information.

See accompanying Notes to Consolidated Financial Statements.

Notes To Consolidated Financial Statements
(dollars in thousands except share and per share data)

Note 1 - Summary of Significant Accounting Policies

  Consolidation: The consolidated financial statements include the accounts of Moog Inc. and all of its U.S. and foreign subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

  Fiscal Year: The Company's fiscal year ends on the last Saturday in September. The consolidated financial statements include 52 weeks for each of the years ended September 29, 2001 and September 25, 1999 and 53 weeks for the year ended September 30, 2000. The Company believes this convention does not have a material effect on the comparability of the financial statements for the periods presented.

  Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

  Sales Recognition: Sales under long-term contracts, representing 40% of fiscal 2001 sales, are accounted for by the percentage of completion (cost-to-cost) method of accounting. Under this method, sales are recognized as the work progresses toward completion. For contracts with anticipated losses at completion, a provision is recorded when the loss becomes known. Loss reserves are more common on firm fixed-price contracts which involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. Amounts representing contract claims or change orders are included in the estimate of contract values only when they can be reliably estimated and realization is considered probable. The remainder of the Company’s sales are principally recognized as units are shipped.

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

  Intangibles, including goodwill, associated with acquisitions are amortized on a straight-line basis over periods up to 40 years. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows.

  Financial Instruments: Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activites,” as amended, which requires companies to carry all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is limited to cash flow hedges, as defined in SFAS No. 133, of certain interest rate risks and, to a much lesser extent, foreign currency risks.

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

  Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

--------------------------------------------------------------------------------
                                               2001         2000        1999
--------------------------------------------------------------------------------
Basic weighted-average shares outstanding    13,095,770   13,242,966  13,391,054
Stock options                                   143,559      109,182     168,858
Convertible preferred stock                      10,788       10,788      11,274
--------------------------------------------------------------------------------
Diluted weighted-average shares outstanding  13,250,117   13,362,936  13,571,186
--------------------------------------------------------------------------------

  Share and per share data have been restated to reflect the effect of the three-for-two stock split of the Company's Class A and Class B common stock distributed on September 21, 2001 (See Note 9).

  Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

  In November 2001, the Company completed an offering of Class A common stock (See Note 9).

  Stock-Based Compensation: The Company measures compensation cost for stock options under the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25.

Note 2 - Acquisitions

  All of the Company’s acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the dates of acquisition.

  On June 8, 2001, the Company purchased the net assets of the space valve product line of PerkinElmer Fluid Sciences, a division of PerkinElmer, Inc., for $6,000 in cash. This product line has annual sales of approximately $3,000 in the design and manufacture of solenoid and pressure-operated valves for satellites, launch vehicles and manned space flight applications. Goodwill and other intangible assets resulting from this acquisition are approximately $5,800 and are being amortized over periods not exceeding 20 years.

  On February 1, 2001, the Company acquired the net assets of the radial piston pump product line of Robert Bosch GmbH, including $1,500 of unfunded pension liabilities, for approximately $5,600 in cash. This product line has annual sales of approximately $20,000 in the design and manufacture of hydraulic pumps used for a variety of industrial applications, in particular, injection molding machinery. Goodwill and other intangible assets resulting from this acquisition are approximately $1,900 and are being amortized over periods not exceeding 20 years.

  On January 19, 2001, the Company acquired the stock of Whitton Technology Limited in the U.K. and the industrial gas turbine assets of Whitton Technology Inc. in the U.S. for approximately $4,000 in cash and $3,000 in notes payable. Whitton is a designer and manufacturer of pumps and specialty products for producers of industrial power generating equipment and has annual sales of approximately $7,000. Goodwill and other intangible assets resulting from this acquisition are approximately $4,600 and are being amortized over periods not exceeding 20 years.

  On October 31, 2000, the Company purchased the net assets of the Vickers Electrics Division, an Italian manufacturer of high-performance electric drives with annual sales of approximately $20,000 from Aeroquip-Vickers S.p.A., an Eaton Corporation subsidiary, for approximately $10,300 cash. Goodwill and other intangible assets resulting from this acquisition are approximately $1,700 and are being amortized over periods not exceeding 20 years.

  The following summary, prepared on a proforma basis, combines the consolidated results of operations of the Company with those of the radial piston pump product line, Whitton, Vickers Electrics and the space valve product line for the years ended September 29, 2001 and September 30, 2000 as if the acquisitions had taken place at the beginning of each period presented. The pro forma consolidated results include the impact of certain adjustments, including amortization of intangibles and increased interest expense on acquisition debt, and related income tax effects.

--------------------------------------------------------------------------------
(unaudited)                              2001                  2000
--------------------------------------------------------------------------------
Net sales                            $   720,346            $   694,457

Net earnings                         $    28,183            $    25,063

Basic earnings per share             $      2.15            $      1.89

Diluted earnings per share           $      2.13            $      1.88
--------------------------------------------------------------------------------

  The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

  On August 11, 2000, the Company purchased the net assets of the industrial servovalve business of Schenck Pegasus Corporation for $1,900, of which $1,450 was paid in cash. The related annual sales of this business were approximately $2,000.

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

  On November 30, 1998, the Company completed the acquisition of all the outstanding common stock of Raytheon Aircraft Montek Company (Montek) for approximately $160,000 in cash. The acquisition resulted in intangible assets of approximately $123,900, the majority of which is being amortized over 40 years. In addition to the customary business assets and liabilities, contract loss reserves of $24,700 related to development contracts on certain business jet programs were recorded. At September 29, 2001, the balance of these reserves was $2,500. The Company initially established a $3,800 reserve for severance costs associated with expected involuntary termination of employees. The balance of the liability was $20 at September 29, 2001, $620 at September 30, 2000 and $2,870 at September 25, 1999. Activity during fiscal 2001 included $179 of payments and a $421 reduction to the liability with a corresponding adjustment to goodwill. Activity during fiscal 2000 included $990 of payments and a $1,260 reduction to the liability with a corresponding adjustment to goodwill. Activity during fiscal 1999 after establishing the reserve consisted of $930 of payments.

  On October 30, 1998, the Company acquired a 75% shareholding of Hydrolux SARL, a Luxembourg manufacturer and designer of hydraulic power control systems for industrial machinery, and increased its ownership to 75% of Moog-Hydrolux Hydraulic Systems, Inc. (Moog-Hydrolux). The purchase price was $8,200 in cash, plus the assumption of $6,400 of debt. The acquisition resulted in goodwill and other intangible assets of approximately $3,300, which are being amortized over 20 years. On November 15, 2000, the Company acquired the remaining 25% minority interest of Hydrolux SARL and Moog-Hydrolux for $1,354 in cash.

  On October 25, 2001, the Company purchased the net assets of the satellite and space vehicle product lines of the Electro Systems Division of Tecstar, Inc. for $7,800 in cash. The acquired product lines of Tecstar’s Electro Systems Division manufacture electromechanical equipment for spacecraft.

  In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 141, all business combinations are to be accounted for using the purchase method of accounting and identifiable intangible assets acquired in a business combination are to be recognized separately from goodwill. Under SFAS No. 142, goodwill will no longer be amortized, but will be reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are to be amortized over their useful lives unless their useful lives are indefinite, in which case, those intangible assets will be tested for impairment annually and not amortized until their lives are determined to be finite. These standards are effective for all business combinations completed after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company expects to adopt SFAS No. 142 in the first quarter of fiscal 2002. The Company is evaluating the effect that adoption of these statements will have on its results of operations and financial condition.

Note 3 - Receivables

  Receivables consist of:

--------------------------------------------------------------------------------
                                       September 29, 2001     September 30, 2000
--------------------------------------------------------------------------------
Long-term contracts:
  Amounts billed                         $  57,016               $  48,984
  Unbilled recoverable costs and profits   104,519                 102,267
                                         ---------               ---------
  Total long-term contract receivables     161,535                 151,251
Trade                                       77,028                  61,125
Refundable income taxes                        103                      37
Other                                          878                   1,306
                                         ---------               ---------
Total receivables                          239,544                 213,719
Less allowance for doubtful accounts        (3,315)                 (2,256)
--------------------------------------------------------------------------------
Receivables                              $ 236,229               $ 211,463
--------------------------------------------------------------------------------

  The long-term contract amounts are primarily associated with the U.S. Government and its prime- and sub-contractors and major commercial aircraft manufacturers. Substantially all unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.

  Concentrations of credit risk with respect to billed receivables on long-term contracts and trade receivables are limited to those from significant customers, which are believed to be financially sound. Receivables from the U.S. Government and its prime- or sub-contractors, which represented 26% of sales in 2001 and 29% of sales in 2000, were $31,727 as of September 29, 2001 and $28,593 as of September 30, 2000. Receivables from the Boeing Commercial Airplane Group, which represented 10% of sales in 2001 and 9% of sales in 2000, were $4,946 as of September 29, 2001 and $3,600 as of September 30, 2000. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

Note 4 - Inventories

  Inventories consist of the following:

--------------------------------------------------------------------------------
                                    September 29, 2001        September 30, 2000
--------------------------------------------------------------------------------
Raw materials and purchased parts        $  53,254                 $  49,868
Work in process                             78,793                    74,430
Finished goods                              26,751                    23,248
--------------------------------------------------------------------------------
Inventories                              $ 158,798                 $ 147,546
--------------------------------------------------------------------------------

Note 5 - Property, Plant and Equipment

  Property, plant and equipment consists of:

--------------------------------------------------------------------------------
                                   September 29, 2001        September 30, 2000
--------------------------------------------------------------------------------
Land                                   $   10,743                  $  10,609
Buildings and improvements                130,563                    121,648
Machinery and equipment                   293,245                    282,620
                                       ----------                  ---------
Property, plant and equipment, at cost    434,551                    414,877
Less accumulated depreciation
  and amortization                       (235,844)                  (226,293)
--------------------------------------------------------------------------------
Property, plant and equipment          $  198,707                  $ 188,584
--------------------------------------------------------------------------------

  Assets under capital leases included in property, plant and equipment are summarized as follows:

--------------------------------------------------------------------------------
                                    September 29, 2001        September 30, 2000
--------------------------------------------------------------------------------
Assets under capital leases, at cost   $    6,643                  $   6,439
Less accumulated amortization              (4,580)                    (3,994)
--------------------------------------------------------------------------------
Net assets under capital leases        $    2,063                  $   2,445
--------------------------------------------------------------------------------

Note 6 - Indebtedness

  Long-term debt consists of the following:

--------------------------------------------------------------------------------
                                   September 29, 2001        September 30, 2000
--------------------------------------------------------------------------------
Credit Facility
   - revolving credit                  $  176,000                 $  187,000
   - term loan                             60,000                     48,750
International and other U.S.
  term loan agreements                      3,296                      7,495
Obligations under capital leases              797                      1,463
                                       ----------                 ----------
Senior debt                               240,093                    244,708
10% senior subordinated notes             120,000                    120,000
                                       ----------                 ----------
Total long-term debt                      360,093                    364,708
Less current installments                 (16,463)                   (18,609)
--------------------------------------------------------------------------------
Long-term debt                         $  343,630                 $  346,099
--------------------------------------------------------------------------------

  On October 24, 2000, the Company amended its $340,000 Corporate Revolving and Term Loan Agreement (Credit Facility). The term loan portion of the Credit Facility, which had a balance of $48,750 at September 30, 2000, was increased to $75,000 with the difference added to the unused borrowing capacity of the revolving portion of the facility. The Credit Facility expires in December 2005 and requires quarterly principal payments on the term loan of $3,750. Interest on the amended agreement continues at LIBOR plus a spread based on leverage which was 200 basis points at September 29, 2001. In order to provide for interest rate protection, the Company has entered into interest rate swap agreements totaling $150,000 which effectively converts this amount to fixed-rate debt at 7.8%.

  The Credit Facility is secured by substantially all of the Company’s U.S. assets. The loan agreement contains various covenants which, among others, specify minimum interest and fixed charge coverage, limit capital expenditures, specify minimum net worth, limit leverage and restrict payment of cash dividends on common stock.

  International and other U.S. term loan agreements of $3,296 at September 29, 2001 consist principally of financing provided by various banks to certain foreign subsidiaries. These term loans are being repaid through 2009 and carry interest rates ranging from 1.3% to  11.4%.

  The 10% Senior Subordinated Notes (the Notes) are due on May 1, 2006. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after May 1, 2001 initially at 105% of their principal amount, plus accrued interest, declining to 102.5% of their principal amount, plus accrued interest, on or after May 1, 2002 and to 100% of their principal amount, plus accrued interest, on or after May 1, 2003. The Notes are unsecured, general obligations of the Company subordinated in right of payment to all existing and future senior indebtedness. The indenture includes certain covenants limiting, subject to certain exceptions, the incurrence of additional indebtedness, payment of dividends, redemption of capital stock, asset sales and certain mergers and consolidations.

  Maturities of long-term debt are $16,463 in 2002, $17,072 in 2003, $15,309 in 2004, $15,160 in 2005, $296,037 in 2006 and $52 thereafter.

  At September 29, 2001, the Company had pledged assets with a net book value of $483,236 as security for long-term debt.

  The Company has both short-term lines of credit and long-term credit facilities with various banks throughout the world. The short-term credit lines are principally demand lines and subject to revision by the banks. These short-term lines of credit, along with $86,499 available on the Credit Facility, provided credit availability of $102,691 at September 29, 2001. Commitment fees are charged on some of these arrangements based on a percentage of the unused amounts available and are not material.

  At September 29, 2001, the Company had $13,236 of notes payable to banks at an average rate of 5.3%. During 2001, notes payable outstanding averaged $7,915 with an average interest rate of 4.2%.

   See Note 13 for fair values of indebtedness and interest rate swaps.

Note 7 - Employee Benefit Plans

  The Company maintains a number of defined benefit plans covering substantially all employees. The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans for 2001 and 2000 are as follows:

-------------------------------------------------------------------------------------------------------
                                                       U.S. Plans                  Non-U.S. Plans
-------------------------------------------------------------------------------------------------------
                                              September 29,  September 30,  September 29, September 30,
                                                  2001           2000          2001          2000
-------------------------------------------------------------------------------------------------------
Change in projected benefit obligation:
Projected benefit obligation at beginning
  of year                                       $ 178,168     $ 163,989     $ 34,097      $ 36,225
Service cost                                        7,294         6,750        1,344         1,437
Interest cost                                      13,136        12,086        1,966         2,031
Contributions by plan participants                      -             -          184           202
Actuarial losses (gains), primarily
  discount rate changes in 2001                    12,027         1,779        1,031          (453)
Foreign currency exchange impact                        -             -          (45)       (4,677)
Benefits paid from plan assets                     (7,110)       (6,331)        (486)         (576)
Benefits paid by Company                             (110)         (105)        (426)          (92)
-------------------------------------------------------------------------------------------------------
Projected benefit obligation at end of year     $ 203,405     $ 178,168     $ 37,665      $ 34,097
-------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of assets at beginning of year       $ 171,863      $163,854     $ 16,675      $ 15,577
Actual return on plan assets                      (18,565)       13,340       (2,586)        1,965
Employer contributions                              2,000         1,000        1,156         1,294
Contributions by plan participants                      -             -          184           202
Benefits paid                                      (7,110)       (6,331)        (486)         (576)
Foreign currency exchange impact                        -             -         (187)       (1,787)
-------------------------------------------------------------------------------------------------------
Fair value of assets at end of year             $ 148,188     $ 171,863     $ 14,756      $ 16,675
-------------------------------------------------------------------------------------------------------
Funded status:                                  $ (55,217)    $  (6,305)    $(22,908)     $(17,422)
Unrecognized net actuarial losses (gains)          28,415       (17,103)       3,320        (1,294)
Unrecognized prior service cost                     5,428         6,223          463           128
Unrecognized initial transition (asset) obligation   (199)         (504)          18           503
-------------------------------------------------------------------------------------------------------
Net amount recognized                           $ (21,573)$     (17,689)    $(19,107)     $(18,085)
-------------------------------------------------------------------------------------------------------
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost                            $       -      $      -     $    729      $  1,033
Accrued pension liability                         (36,414)      (18,176)     (23,286)      (19,118)
Intangible asset                                    5,491           487          128             -
Accumulated other comprehensive loss                9,350             -        3,322             -
-------------------------------------------------------------------------------------------------------
Net amount recognized                           $ (21,573)$     (17,689)    $(19,107)     $(18,085)
-------------------------------------------------------------------------------------------------------

  The following table provides aggregate information for pension plans with accumulated benefit obligations in excess of plan assets:

---------------------------------------------------------------------------
                                     September 29, 2001  September 30, 2000
---------------------------------------------------------------------------
Projected benefit obligation             $  239,155         $  26,228
Accumulated benefit obligation              215,934            22,344
Fair value of plan assets                   159,846             2,200
---------------------------------------------------------------------------

  Fiscal 2001 plan assets consist primarily of publicly traded stocks, bonds, mutual funds, and $13,574 in Company stock, based on quoted market prices. The Company’s funding policy is to contribute at least the amount required by law in the respective countries. The principal actuarial assumptions weighted for all defined benefit plans are:

----------------------------------------------------------------------
                                   U.S. Plans           Non-U.S. Plans
----------------------------------------------------------------------
                                  2001     2000          2001     2000
----------------------------------------------------------------------
Discount rate                     7.0%     7.5%          5.3%     5.7%
Return on assets                  9.5%     9.5%          5.3%     5.6%
Rate of compensation increase     3.7%     3.6%          3.3%     3.1%
----------------------------------------------------------------------

  In addition, the Company maintains various defined contribution plans. Pension expense for all plans for 2001, 2000 and 1999 is as follows:

-------------------------------------------------------------------------------------------------------
                                                     U.S. Plans                 Non-U.S. Plans
-------------------------------------------------------------------------------------------------------
                                              2001       2000      1999        2001     2000     1999
-------------------------------------------------------------------------------------------------------
Service cost                               $  7,294   $  6,750   $  6,441   $  1,344   $ 1,437  $ 1,674
Interest cost on projected
  benefit obligation                         13,136     12,086     11,052      1,966     2,031    2,149
Expected return on plan assets              (14,973)   (13,459)   (11,855)      (781)   (1,962)    (991)
Amortization of prior service cost              794        794        794          7         8        7
Amortization of transition (asset) obligation  (305)      (305)      (305)      (258)     (287)     168
Amortization of actuarial loss (gain)            47         11        242        (85)      976       10
                                           --------   --------   --------   --------   -------  -------
Pension expense for defined benefit plans     5,993      5,877      6,369      2,193     2,203    3,017
Pension expense for defined
  contribution plans                            587        583        510        716       548      870
-------------------------------------------------------------------------------------------------------
Total pension expense                      $  6,580   $  6,460   $  6,879   $  2,909   $ 2,751  $ 3,887
-------------------------------------------------------------------------------------------------------

  Employee and management profit share plans provide for the discretionary payment of profit share based on the financial performance of the Company. Profit share expense was $5,300, $0 and $5,334 in 2001, 2000 and 1999, respectively.

  The Company has a Savings and Stock Ownership Plan (SSOP) which includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the SSOP can acquire Company Stock at market value, with the Company providing a 25% share match. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 29, 2001, the participants in the SSOP owned 627,348 Class A shares and 707,633 Class B shares.

  The Company provides postretirement health care benefits to certain retirees. The change in the accumulated benefit obligation and the funded status of the plan for 2001 and 2000 are shown below. There are no plan assets. The transition obligation is being recognized over 20 years.

--------------------------------------------------------------------------------
                                    September 29, 2001        September 30, 2000
--------------------------------------------------------------------------------
Change in Accumulated Postretirement Benefit
  Obligation (APBO):
APBO at beginning of year                $    14,270             $   10,662
Service cost                                     195                    183
Interest cost                                  1,019                  1,027
Plan participants' contributions                 359                    281
Benefits paid                                 (1,798)                (1,668)
Actuarial losses                               2,114                    879
Plan amendments                                    -                  2,906
--------------------------------------------------------------------------------
APBO at end of year                      $    16,159             $   14,270
--------------------------------------------------------------------------------
Funded status                                (16,159)            $  (14,270)
Unrecognized transition obligation             4,732                  5,127
Unrecognized prior service cost                2,507                  2,793
Unrecognized losses                            4,674                  2,675
--------------------------------------------------------------------------------
Accrued postretirement benefit liability $    (4,246)            $   (3,675)
--------------------------------------------------------------------------------
The cost of the postretirement benefit plan is as follows:
-----------------------------------------------------------------------------
                                                      2001     2000     1999
-----------------------------------------------------------------------------
Service cost                                        $  195   $  183    $  183
Interest cost                                        1,019    1,027       710
Amortization of transitional obligation                394      394       396
Amortization of prior service cost                     286      286        19
Amortization of actuarial loss                         115      134        62
-----------------------------------------------------------------------------
Net periodic postretirement benefit cost            $2,009   $2,024    $1,370
-----------------------------------------------------------------------------

  The plan was amended during 2000 to extend the health care benefits available to a certain group of retirees.

  The assumed discount rate used in the accounting for the plan was 7.0% in 2001 and 7.5% in 2000.

  For measurement purposes, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001, gradually decreasing to 5% for 2006 and remaining at that level thereafter. A one percentage point increase in this rate would increase the postretirement benefit obligation as of September 29, 2001 by $526, while a one percentage point decrease in this rate would decrease the postretirement benefit obligation by $477.

Note 8 - Income Taxes

  The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

------------------------------------------------------------------------------
                                               2001        2000        1999
------------------------------------------------------------------------------
Earnings before income taxes:
 Domestic                                   $ 24,014    $ 23,672     $ 22,184
 Foreign                                      18,485      14,864       14,588
 Eliminations                                   (486)         79          (44)
------------------------------------------------------------------------------
  Total                                     $ 42,013    $ 38,615     $ 36,728
------------------------------------------------------------------------------
Computed expected tax expense               $ 14,704    $ 13,515     $ 12,855
Increase (decrease) in income taxes
 resulting from:
 Foreign tax rates                               322         532          297
 Nontaxable export sales                      (1,700)       (622)        (943)
 State taxes net of federal benefit              422         412          403
 Foreign tax credits                            (722)       (688)        (646)
 Change in beginning of the year
 valuation allowance                             748        (226)         128
 Other                                           301         292          203
------------------------------------------------------------------------------
Income taxes                                $ 14,075    $ 13,215     $ 12,297
------------------------------------------------------------------------------
Effective income tax rate                       33.5%       34.2%        33.5%
------------------------------------------------------------------------------

  At September 29, 2001, certain foreign subsidiaries had net operating loss carryforwards totaling $15,441. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries.

  No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($65,639 at September 29, 2001) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the Company.

  The components of income taxes are as follows:

-------------------------------------------------------------
                               2001         2000       1999
-------------------------------------------------------------
Current:
Federal                    $   5,898    $   3,880   $   4,518
Foreign                        7,497        5,105       5,487
State                            580          296         182
                           ---------    ---------   ---------
   Total current              13,975        9,281      10,187
                           ---------    ---------   ---------
Deferred:
Federal                          514        4,498       2,471
Foreign                         (483)        (931)       (715)
State                             69          367         354
                           ---------    ---------   ---------
   Total deferred                100        3,934       2,110
-------------------------------------------------------------
Total income taxes         $  14,075    $  13,215   $  12,297

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

------------------------------------------------------------------------------
                                  September 29, 2001        September 30, 2000
------------------------------------------------------------------------------
Deferred tax assets:
Benefit accruals                      $   25,369                $  15,823
Contract loss reserves
  not currently deductible                 6,475                    6,462
Tax benefit carryforwards                  6,711                    6,707
Inventory                                  6,206                    5,043
Other accrued expenses                     3,305                    4,610
                                      ----------                ---------
  Total gross deferred tax assets         48,066                   38,645
  Less: Valuation reserve                 (1,125)                    (377)
                                      ----------                ---------
  Net deferred tax assets                 46,941                   38,268
                                      ----------                ---------
Deferred tax liabilities:
Differences in bases and depreciation
 of property, plant and equipment         37,200                   34,910
Other                                        234                       36
                                      ----------                ---------
  Total gross deferred tax liabilities    37,434                   34,946
------------------------------------------------------------------------------
Net deferred tax assets               $    9,507                $   3,322
------------------------------------------------------------------------------

  Net deferred tax assets are included in the balance sheet as follows:

--------------------------------------------------------------------------------
                                   September 29, 2001        September 30, 2000
--------------------------------------------------------------------------------
Current assets                        $   27,735                $  26,972
Other assets                               5,723                    3,216
Other long-term liabilities              (23,951)                 (26,866)
--------------------------------------------------------------------------------
Net deferred tax assets               $    9,507                $   3,322
--------------------------------------------------------------------------------

Note 9 - Shareholders' Equity

  Class A and Class B Common Stock share equally in the earnings of the Company, and are identical with certain exceptions. Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B unless at least an equal cash dividend is paid on Class A. Class B shares are convertible at any time into Class A on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 0 in 2001, 227 in 2000 and 255 in 1999.

  The Board of Directors of the Company approved a three-for-two stock split, effected in the form of a 50% stock distribution, of its Class A and Class B Common Stock to stockholders of record on September 7, 2001, distributed September 21, 2001. As a result, the number of shares of Class A Common Stock outstanding increased from 7,269,276 to 10,903,428 and the number of shares of Class B common stock outstanding increased from 1,449,380 to 2,173,922 on the distribution date. All share and per share amounts included in the financial statements have been restated to show the effects of the stock split.

  On November 20, 2001, the Company completed an offering of Class A common stock at $21.00 per share. The offering included 1,980,000 previously unissued shares sold by the Company. The net proceeds to the Company were approximately $39,000 and were used to repay outstanding debt.

  The Company is authorized to issue up to 10,000,000 shares of preferred stock. Series B Preferred Stock is 9% Cumulative, Convertible, Exchangeable Preferred Stock with a $1.00 par value. Series B Preferred Stock consists of 100,000 issued shares and 83,771 outstanding shares at September 29, 2001, and is convertible into Class A Common Stock (.128775 shares of Class A Common Stock per share of Series B Preferred Stock). In fiscal 1999, 11,112 Series B Preferred shares were converted to 1,431 Class A common shares. The Series B Preferred Stock is owned by officers of the Company. With respect to any matters on which the Series B Preferred Stock is entitled to vote, all shares will be voted in a manner determined by a majority of such shares. The Series B Preferred Stock is entitled to vote as a class on certain takeover transactions. The Series B Preferred Stock has a liquidation preference over Class A and Class B Common Shares equal to $1.00 per share. The Board of Directors may authorize, without further shareholder action, the issuance of additional preferred stock which ranks senior to both classes of Common Stock of the Company with respect to the payment of dividends and the distribution of assets on liquidation. The preferred stock, when issued, would have such designations relative to voting and conversion rights, preferences, privileges and limitations as determined by the Board of Directors. Any outstanding shares of Series B Preferred Stock on January 1, 2004 will automatically exchange into Class A common shares using the conversion ratio.

  In February 1998, the shareholders of the Company approved the 1998 Stock Option Plan (1998 Plan) authorizing the issuance of options for 900,000 shares of Class A stock to directors, officers and key employees. Under the terms of the plan, options may be either incentive or non-qualified. All options issued as of September 29, 2001 were incentive options. The exercise price, determined by a committee of Board of Directors, may not be less than the fair market value of the Class A stock on the grant date. The options have a term of ten years. Options become exercisable over periods not exceeding six years.

  Had compensation expense for stock options been determined based on the fair value of the options at the grant date, pro forma net earnings, basic earnings per share and diluted earnings per share would have been $27,082, $2.07 and $2.04, respectively, for 2001, $24,569, $1.85 and $1.84, respectively, for 2000 and $23,753, $1.77 and $1.75, respectively, for 1999. The weighted-average fair value of options granted during 2001, 2000 and 1999 was $8.46, $7.88 and $9.35 per option, respectively. Fair value was estimated at the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: risk-free interest rates of 5.8%, 5.9% and 5.1% for 2001, 2000 and 1999, respectively, expected volatility of 33%, expected life of 7.5 years and expected dividend yield of 0%.

  The 1983 Incentive Stock Option Plan (1983 Plan) granted options on Class A shares to officers and key employees. The Plan terminated on December 31, 1992 and outstanding options expire no later than ten years after the date of grant. At September 29, 2001, 88,500 options were outstanding under the 1983 Plan.

  Class A shares reserved for issuance at September 29, 2001 are as follows:

-------------------------------------------------------------------------
                                                                 Shares
-------------------------------------------------------------------------
Conversion of Class B to Class A shares                         2,172,421
1983 Plan                                                          88,500
1998 Plan                                                         885,300
Conversion of Series B Preferred Stock to Class A shares           10,787
-------------------------------------------------------------------------
                                                                3,157,008
-------------------------------------------------------------------------

  Shares under option are as follows:

----------------------------------------------------------------------------
                                                 Class A            Weighted
                                                 Stock              Average
                                                 Option             Exercise
                                                 Plans               Price
----------------------------------------------------------------------------
Outstanding at September 26, 1998               490,500            $  13.19
Granted in fiscal 1999                           98,250               19.63
Cancelled or expired in fiscal 1999              (7,500)              22.58
Exercised in fiscal 1999                        (79,500)               4.97
                                                -------            --------
Outstanding at September 25, 1999               501,750            $  15.62
Granted in fiscal 2000                          104,250               15.92
Cancelled or expired in fiscal 2000              (9,000)              22.32
Exercised in fiscal 2000                        (51,000)               5.01
                                                -------            --------
Outstanding at September 30, 2000               546,000            $  16.55
Granted in fiscal 2001                           87,000               17.08
Cancelled or expired in fiscal 2001              (9,750)              21.83
Exercised in fiscal 2001                        (52,950)               9.22
----------------------------------------------------------------------------
Outstanding at September 29, 2001               570,300            $  17.23
----------------------------------------------------------------------------

  The weighted-average remaining lives of the Class A options as of September 29, 2001 are as follows: 1983 Plan - 0.8 years; 1998 Plan - 7.5 years.

  As of September 29, 2001, prices of options outstanding under the 1983 Plan ranged from $3.75 to $5.00, with a weighted-average exercise price of $4.34. The price of the options outstanding under the 1998 Plan ranged from $15.92 to $22.58, with a weighted-average exercise price of $19.59.

  Options to purchase 88,500 Class A shares under the 1983 Plan were exercisable at September 29, 2001 at a weighted-average exercise price of $4.34. Options to purchase 198,511 Class A shares under the 1998 Plan were exercisable at September 29, 2001 at a weighted-average price of $22.17.

Note 10 - Segments

  The Company’s reportable segments are Aircraft Controls, Space Controls and Industrial Controls. The determination of the Company’s reportable segments is based on an analysis of the organizational structure of the Company and the markets it serves.

  Aircraft Controls designs and manufactures technologically advanced flight and engine controls for manufacturers of military and commercial aircraft. Moog currently supplies flight controls for all major, in-production U.S. military aircraft, including the U.S. Navy’s F/A-18 E/F Super Hornet fighter aircraft and V-22 Osprey tiltrotor aircraft. The Company supplied Lockheed Martin with flight controls for the Joint Strike Fighter concept demonstrator aircraft and is the contract lead for developing flight controls for the Engineering and Manufacturing Development phase of the program. This plane is the next generation fighter aircraft designed for use by all three branches of the U.S. military and several foreign governments. The Company is also a supplier to several large commercial aircraft manufacturers including The Boeing Company, Airbus Industrie, Raytheon Company and Bombardier Inc.

  Space Controls designs and manufactures controls and systems that control the flight, positioning or thrust of tactical and strategic missiles, launch vehicles, satellites and NASA’s Space Shuttle. Customers include Alliant Techsystems Inc., Lockheed Martin, Astrium Ltd., Raytheon and Boeing. Programs on which Moog participates include tactical missile programs such as TOW, Hellfire and AGM 142 Popeye, missile defense programs such as the National Missile Defense program, or NMD, and the Theater High Altitude Area Defense System, or THAADS, the Space Station and the Titan IV and Delta family of launch vehicles.

  Industrial Controls designs and manufactures hydraulic and electric controls used in a variety of industrial applications. Product applications include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills, fatigue testing machines, motion simulators and gun and turret positioning and ammunition-loading systems on combat vehicles.

  Segment information for the years ended 2001, 2000 and 1999 and reconciliations to consolidated amounts are as follows:

----------------------------------------------------------------------------
                                        2001          2000           1999
----------------------------------------------------------------------------
Net sales:
  Aircraft Controls                 $ 339,840     $  311,846      $  302,108
  Space Controls                      103,253        112,410         109,987
  Industrial Controls                 261,285        219,750         217,939
----------------------------------------------------------------------------
Net sales                           $ 704,378     $  644,006      $  630,034
----------------------------------------------------------------------------
Operating profit and margins:
  Aircraft Controls                 $  49,154     $   42,982      $   36,960
                                         14.5%          13.8%           12.2%
  Space Controls                       12,327         12,185          12,833
                                         11.9%          10.8%           11.7%
  Industrial Controls                  21,720         24,643          23,595
                                          8.3%          11.2%           10.8%
                                    ---------     ----------      ----------
Total operating profit                 83,201         79,810          73,388
                                         11.8%          12.4%           11.6%
Deductions from operating profit:
  Interest expense                     32,054         33,271          28,188
  Corporate and other expenses, net     9,134          7,924           8,472
----------------------------------------------------------------------------
Earnings before income taxes        $  42,013     $   38,615      $   36,728
----------------------------------------------------------------------------
Depreciation and amortization expense:
  Aircraft Controls                 $  16,621     $   16,955      $   16,185
  Space Controls                        3,546          3,040           3,555
  Industrial Controls                   9,917          8,040           8,639
                                    ---------     ----------      ----------
                                       30,084         28,035          28,379
  Corporate                             1,609          2,408           2,223
----------------------------------------------------------------------------
Total depreciation and amortization $  31,693     $   30,443      $   30,602
----------------------------------------------------------------------------
Identifiable assets:
  Aircraft Controls                 $ 435,700     $  427,532      $  429,914
  Space Controls                      122,659        119,150         119,108
  Industrial Controls                 266,801        217,111         220,621
                                    ---------     ----------      ----------
                                      825,160        763,793         769,643
  Corporate                            31,381         27,912          28,833
----------------------------------------------------------------------------
Total assets                        $ 856,541     $  791,705      $  798,476
----------------------------------------------------------------------------
Capital expenditures:
  Aircraft Controls                 $  13,293     $   11,261      $    9,722
  Space Controls                        2,135          3,790           6,195
  Industrial Controls                   9,577          6,952           8,241
                                    ---------     ----------      ----------
                                       25,005         22,003          24,158
  Corporate                             1,950          1,958           2,281
----------------------------------------------------------------------------
Total capital expenditures          $  26,955     $   23,961      $   26,439
----------------------------------------------------------------------------

  Operating profit is net sales less cost of sales and other operating expenses. The deductions from operating profit are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

  Sales to Boeing were $128,032, $112,698 and $123,254 in 2001, 2000 and 1999, respectively, including sales to the Boeing Commercial Airplane Group of $71,940, $59,785 and $72,768 in 2001, 2000, and 1999, respectively. Sales to the U.S. Government and its prime- or sub-contractors, including military sales to Boeing, were $180,720, $184,388 and $187,795 in 2001, 2000 and 1999, respectively. Sales to Boeing and to the U.S. Government and its prime- or sub-contractors are made primarily from the Aircraft Controls and Space Controls segments.

  Sales, based on the customer's location, and property, plant and equipment by geographic area are as follows:

-------------------------------------------------------------------------
                             2001               2000               1999
-------------------------------------------------------------------------
Net sales:
  United States         $  405,853          $  380,728         $  372,346
  Germany                   50,709              37,892             46,467
  Japan                     38,366              46,574             38,046
  Italy                     34,784              18,619             17,165
  Other                    174,666             160,193            156,010
-------------------------------------------------------------------------
Net sales               $  704,378          $  644,006         $  630,034
-------------------------------------------------------------------------
Property, plant and equipment:
  United States         $  145,895          $  146,992         $  144,583
  Philippines               15,889              14,958             15,013
  Japan                     11,217              11,629             11,152
  Other                     25,706              15,005             18,170
-------------------------------------------------------------------------
Total property,
  plant and equipment   $  198,707          $  188,584         $  188,918
-------------------------------------------------------------------------

  Note 11 - Supplemental Cash Flow Information

--------------------------------------------------------------------------------
                                        2001              2000            1999
--------------------------------------------------------------------------------
Cash paid for:
  Interest                          $  32,030          $  34,330       $  25,332
  Income taxes                         11,932              9,517          12,014
Non-cash investing and
   financing activities:
  Leases capitalized,
   net of terminations              $       -          $       -       $     573
  Acquisitions of businesses:
    Fair value of assets acquired   $  41,534          $   1,714       $ 226,381
    Net cash paid                      25,977              1,450         171,710
                                    ---------          ---------       ---------
    Liabilities assumed             $  15,557          $     264       $  54,671
--------------------------------------------------------------------------------

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

  The Company leases certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $11,738 in 2001, $12,110 in 2000 and $11,494 in 1999. Future minimum rental payments required under noncancelable operating leases are $11,775 in 2002, $9,550 in 2003, $7,210 in 2004, $5,774 in 2005, $4,698 in 2006, and $5,292 thereafter.

  At September 29, 2001, the consolidated financial statements reflect contract value increases for contract claims of approximately $3,600.

  The Company has $2,501 in open letters of credit at September 29, 2001. Purchase commitments outstanding at September 29, 2001 are $7,858 for machinery and equipment.

Note 13 - Fair Value of Financial Instruments

  The carrying amount and the estimated fair value of the Company’s financial instruments as of September 29, 2001 and September 30, 2000 for financial instruments where the carrying amount differs from the fair value are as follows:

----------------------------------------------------------------------------
                                           2001                  2000
                                   Carrying     Fair      Carrying     Fair
Asset (Liability)                   Amount      Value      Amount     Value
----------------------------------------------------------------------------
Interest rate swaps               $ (4,360)   $ (4,360)    $  238     $  984
Long-term debt                    (360,093)   (363,804)  (364,708)  (364,708)
----------------------------------------------------------------------------

  The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the end of the year, taking into account current interest rates.

  The fair value of long-term debt was estimated based on quoted market prices.

  The Company principally uses derivative financial instruments to manage the risk that changes in interest rates will affect the amount of its future interest payments. The Company uses, to a much lesser extent, derivative financial instruments to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product purchases and intercompany loans. There were no material foreign currency contracts outstanding during fiscal 2001.

  Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The notional amounts are not exchanged. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its net present value. The Company enters into interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

  The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Loss (AOCL). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was immaterial in fiscal 2001.

  Of the $150,000 of interest rate swaps outstanding at September 29, 2001, $80,000 matures at various times during fiscal 2002 and effectively converts this amount of variable-rate debt to fixed-rate debt at 8.3%. The remaining $70,000 matures at various times during fiscal 2003 and effectively converts this amount of variable-rate debt to fixed-rate debt at 7.1%.

  Activity in AOCL related to derivatives held by the Company during the period from October 1, 2000 through September 29, 2001 is summarized below:

------------------------------------------------------------------------------
                                             Before-Tax     Income   After-Tax
                                               Amount        Tax      Amount
------------------------------------------------------------------------------
Cumulative effect of adopting SFAS No. 133   $   567        $ (216)  $   351
Net decrease in fair value of derivatives     (5,431)        2,043    (3,388)
Net reclassification from AOCL into earnings     400          (153)      247
                                             -------        ------   -------
Accumulated loss on derivatives              $(4,464)       $1,674   $(2,790)
------------------------------------------------------------------------------

  Of the $2,790 accumulated loss on derivatives reported in AOCL at September 29, 2001, $2,437 of net losses are expected to be reclassified to earnings in the next twelve months. Amounts are expected to be reclassified from AOCL into earnings as settlements occur. The fair value of derivatives at September 29, 2001 was a net $4,136 liability, most of which is included in accrued interest.

Note 14 - Quarterly Data - Unaudited Net Sales and Earnings

-----------------------------------------------------------------------------------------------------------------
                                    Year Ended                                         Year Ended
                                September 29, 2001                                September 30, 2000
                   ---------------------------------------------     --------------------------------------------
                   1st       2nd       3rd       4th                 1st        2nd       3rd       4th
                   Qtr.      Qtr.      Qtr.      Qtr.    Total       Qtr.       Qtr.      Qtr.      Qtr.    Total
------------------------------------------------------------------------------------------------------------------
Net sales       $157,709  $182,544  $179,252  $184,873  $704,378   $157,284  $161,061  $159,769  $165,892 $644,006
Gross profit      46,672    53,114    53,943    57,414   211,143     48,249    49,294    47,986    49,776  195,304
Net earnings       6,523     6,812     7,159     7,444    27,938      6,318     6,255     6,326     6,500   25,400
Per share data:
  Basic         $    .50  $    .52  $    .55  $    .57  $   2.13   $    .47  $    .47  $    .48  $    .49 $   1.92
  Diluted       $    .49  $    .51  $    .54  $    .56  $   2.11   $    .47  $    .47  $    .48  $    .49 $   1.90
------------------------------------------------------------------------------------------------------------------

Note: Quarterly amounts may not add to the total due to rounding.
Per share data has been restated to reflect the effect of the three-for-two stock split of the Company's Class A and Class B Common Stock distributed on September 21, 2001.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors of Moog Inc.:

We have audited the consolidated financial statements of Moog Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K for the fiscal year ended September 29, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 14(a)(2) of the annual report on Form 10-K for the fiscal year ended September 29, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements or schedule of Moog GmbH, a wholly owned consolidated subsidiary of the Company. The financial statements of Moog GmbH, which we have not audited, reflect total assets constituting 11% and 7% as of September 29, 2001 and September 30, 2000, respectively, and total net sales constituting 14%, 10% and 11% of the related consolidated totals for the years ended September 29, 2001, September 30, 2000 and September 25, 1999, respectively. Those statements and schedule were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Moog GmbH for the applicable fiscal years, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Inc. and subsidiaries as of September 29, 2001 and September 30, 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Buffalo, New York
November 6, 2001

KPMG LLP

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

ITEM 10. Directors and Executive Officers of the Registrant.

  The information required herein with respect to directors of the Company and certain information required herein with respect to the executive officers of the Company is incorporated by reference to “Election of Directors” in the 2002 Proxy.

Executive Officers of the Registrant.

  The executive officers of Moog are listed on the following page.

  Other than John B. Drenning, the principal occupations of the following officers for the past five years have been their employment with the Company. Mr. Drenning’s principal occupation is partner in the law firm of Hodgson Russ LLP.

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
Executive Officers and Management                          Year First
                                                         Elected Officer
--------------------------------------------------------------------------------
Robert T. Brady
Chairman of the Board;
President; Chief Executive Officer;
Director; Member, Executive Committee                         1967

Richard A. Aubrecht
Vice Chairman of the Board;
Vice President - Strategy and Technology;
Director; Member, Executive Committee                         1980

Joe C. Green
Executive Vice President;
Chief Administrative Officer;
Director; Member, Executive Committee                         1973

Robert H. Maskrey
Executive Vice President;
Chief Operating Officer
Director; Member, Executive Committee                         1985

Robert R. Banta
Executive Vice President;
Chief Financial Officer; Assistant Secretary;
Director; Member, Executive Committee                         1983

Philip H. Hubbell
Vice President - Contracts and Pricing                        1988

Stephen A. Huckvale
Vice President                                                1990

Martin J. Berardi
Vice President                                                2000

Warren C. Johnson
Vice President                                                2000

Timothy P. Balkin
Treasurer                                                     2000

John B. Drenning
Secretary                                                     1989

Donald R. Fishback
Controller                                                    1985
--------------------------------------------------------------------------------

ITEM 11. Executive Compensation.

  The information required herein is incorporated by reference to the 2002 Proxy.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The information required herein is incorporated by reference to the 2002 Proxy.

ITEM 13. Certain Relationships and Related Transactions.

The information required herein is incorporated by reference to the 2002 Proxy.

Part IV.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as part of this report:

1.   Index to Financial Statements.

     The following financial statements are included:
     (i) Consolidated Statements of Earnings for each of the three  years ended
         September 29, 2001.
    (ii) Consolidated Balance Sheets as of September 29, 2001 and
         September 30, 2000.
   (iii) Consolidated Statements of Shareholders' Equity for each of the three years ended September 29, 2001.
    (iv) Consolidated Statements of Cash Flows for each of the three years ended September 29, 2001.
     (v) Notes to Consolidated Financial Statements.
    (vi) Report of Independent Auditors.

2.   Index to Financial Statement Schedules.
     The following Financial Statement Schedule as of and for each of the three years ended September 29, 2001, is included in this Annual Report on Form 10-K:
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
(3)  Restated Certificate of Incorporation and By-laws of the Company, incorporated by reference to exhibit (3) of the Company’s Annual
     Report on Form 10-K for its fiscal year ended September 30, 1989.
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
(10) Material contracts.
    (i)  Management Profit Sharing Plan, incorporated by reference to exhibit 10(i) of the Company’s Annual Report on Form 10-K for
         the fiscal year ended September 30, 1991.
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
   (iv)  Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of the Company’s Annual Report on Form 10-K for its
         fiscal year ended September 30, 1989.
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
         Robert R. Banta, Phillip H. Hubbell and Richard C. Sherrill,
         incorporated by reference to exhibit 10(vii) of the Company's Annual
         Report on Form 10-K for the fiscal year ended September 25, 1999.
 (viii)  Supplemental Retirement Plan, as amended and restated, effective
         October 1, 1978 - amended August 30, 1983; May 19, 1987; August 30,
         1988 and November 11, 1999, incorporated by reference to
         exhibit 10(viii) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 1999.
   (ix)  Corporate Revolving and Term Loan Agreement among certain lenders,
         HSBC Securities, Inc., as arranger, Marine Midland Bank, as agent, and
         Moog Inc. dated as of November 30, 1998, incorporated by reference to exhibit 10(i) of the Company's report on Form 10-Q for the quarter ended December 31, 2000.

    (x)  Amendment No. 1 to Corporate Revolving and Term Loan Agreement among certain lenders, HSBC Securities, Inc., as arranger, HSBC Bank USA, formerly known as Marine Midland Bank, as agent, and Moog Inc. dated as of October 24, 2000, incorporated by reference to exhibit 10(ii) of the
         Company's report on Form 10-Q for the quarter ended December 31, 2000.
   (xi)  Amendment No. 2 to Corporate Revolving and Term Loan Agreement among certain lenders, HSBC Securities, Inc., as arranger, HSBC Bank USA, formerly known as Marine Midland Bank, as agent, and Moog Inc. dated as of February 23, 2001. (Filed herewith)
  (xii)  Amendment No. 3 to Corporate Revolving and Term Loan Agreement among certain lenders, HSBC Securities, Inc., as arranger, HSBC Bank USA, formerly known as Marine Midland Bank, as agent, and Moog Inc. dated as of September 17, 2001. (Filed herewith)
(13) 2001 Annual Report to Shareholders. (Except for those portions which are expressly incorporated by reference into this Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and
     Exchange Commission and is not deemed to be filed as part of this report.)
(21) Subsidiaries of the Company. Subsidiaries of the Company are listed below:
    (i)  Moog Hydrolux S.a.r.l., Incorporated in Luxembourg, wholly-owned subsidiary
   (ii)  Microset S.r.l., Incorporated in Italy, wholly-owned subsidiary
  (iii)  Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland
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
        (c) Moog Whitton Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.
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
  (xxi) Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
(23)(i) Consent of KPMG LLP. (Filed herewith)
(23)(ii)Consent and Audit Report of PricewaterhouseCoopers GmbH.
        (Filed herewith)
(99)    Additional Exhibits.
        Information, Financial Statements and Exhibits required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan (to be filed by amendment).
   (b)  Reports on Form 8-K
        No reports on Form 8-K have been filed in the three month period ended
        September 29, 2001.

                                             MOOG INC.                       Schedule II

            Valuation and Qualifying Accounts - Three Years ended September 29, 2001
                                     (dollars in thousands)

                                            Additions
                               Balance at   charged to                          Foreign   Balance
                               beginning    costs and                           Exchange  at end
Description                    of period    expenses   Deductions  Acquisitions Impact   of period
----------------------------------------------------------------------------------------------------
Year ended 1999:
Contract loss reserves         $  11,660    $ 3,676    $ 15,198     $ 24,603    $    -   $  24,741
Allowance for doubtful accounts    2,900        876       1,777          473       (55)      2,417
Reserve for inventory valuation   14,687      3,914       4,286        2,204      (529)     15,990
                               ---------------------------------------------------------------------
Year ended 2000:
Contract loss reserves         $  24,741    $ 7,521    $ 14,321     $  3,000    $  (25)  $  20,916
Allowance for doubtful accounts    2,417        719         759            -      (121)      2,256
Reserve for inventory valuation   15,990      5,627       2,836            -      (854)     17,927
                               ---------------------------------------------------------------------
Year ended 2001:
Contract loss reserves         $  20,916    $ 6,594    $ 12,250     $      -    $1,403   $  16,663
Allowance for doubtful accounts    2,256      1,584         502            -       (23)      3,315
Reserve for inventory valuation   17,927      6,481       4,382            -       116      20,142
                               ---------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Signatures

Pursuant to the requirements of Section 13, or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

Date: December 17, 2001

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

By    RICHARD A. AUBRECHT                    By    ROBERT MASKREY
      Richard A. Aubrecht                          Robert H. Maskrey
      Director                                     Director

By    JAMES L. GRAY                          By    KRAIG H. KAYSER
      James L. Gray                                Kraig H. Kayser
      Director                                     Director

By   JOE C. GREEN                           By    JOHN D. HENDRICK
      Joe C. Green                                 John D. Hendrick
      Director                                     Director

                       By    ALBERT F. MYERS
                             Albert F. Myers
                             Director

                             Exhibit Index

10(xi) Amendment  No. 2 to Corporate  Revolving  and Term Loan  Agreement  among certain  lenders,  HSBC  Securities,  Inc.,  as  arranger,  HSBC  Bank
       USA, formerly known as Marine Midland Bank, as agent,  and Moog Inc.
       dated as of February 23, 2001.

10(xii)Amendment No. 3 to Corporate Revolving and Term Loan Agreement among certain lenders, HSBC Securities, Inc. as arranger, HSBC Bank USA, formerly known as Marine Midland Bank, as agent, and Moog Inc. dated as of September 17, 2001.

13     2001 Annual Report to Shareholders.

23(i)  Consent of KPMG LLP.

23(ii) Consent and Audit Report of PricewaterhouseCoopers GmbH.