Form 10-Q
period 2001-12-31
MOOG INC
filed 2002-02-14
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

______________________________________________________________________________________________________________

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

The number of shares outstanding of each class of common stock as of February 7, 2002 were:

Class A Common Stock, $1.00 par value	12,915,523 shares
Class B Common Stock, $1.00 par value	2,163,321 shares

______________________________________________________________________________________________________________

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Balance Sheets
	December 31, 2001 and September 29, 2001	3

	Consolidated Condensed Statements of Earnings Three Months Ended December 31, 2001 and 2000
		4

	Consolidated Condensed Statements of Cash Flows Three Months Ended December 31, 2001 and 2000
		5

	Notes to Consolidated Condensed Financial Statements
		6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
		11-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
		16

PART II.	OTHER INFORMATION	17

SIGNATURES		18

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

MOOG INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)
	Unaudited As of December 31, 2001	As of September 29, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,216	$14,273
Receivables	227,345	236,229
Inventories	157,979	158,798
Other current assets	36,364	34,215
TOTAL CURRENT ASSETS	435,904	443,515
PROPERTY, PLANT AND EQUIPMENT, net	198,360	198,707
GOODWILL, net	188,352	183,468
INTANGIBLE ASSETS, net	9,616	9,472
OTHER ASSETS	20,990	21,379
TOTAL ASSETS	$853,222 =======	$856,541 ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$11,595	$13,236
Current installments of long-term debt	16,885	16,463
Accounts payable	42,767	45,516
Accrued liabilities	73,613	87,927
Contract loss reserves	15,722	16,663
Customer advances	7,444	6,331
TOTAL CURRENT LIABILITIES	168,026	186,136
LONG-TERM DEBT, excluding current installments
Senior debt	193,507	223,630
Senior subordinated notes	120,000	120,000
OTHER LONG-TERM LIABILITIES	92,222	90,947
TOTAL LIABILITIES	573,755	620,713
SHAREHOLDERS' EQUITY
Preferred stock	100	100
Common stock	18,313	16,333
Other shareholders' equity	261,054	219,395
TOTAL SHAREHOLDERS' EQUITY	279,467	235,828
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$853,222 =======	$856,541 =======

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended December 31,
	2001	2000
Net sales	$173,631	$157,709
Cost of sales	118,950	111,037
Gross profit	54,681	46,672

Research and development	7,519	4,808
Selling, general and administrative	28,513	23,947
Interest	7,248	8,118
Other income, net	(527)	(236)
Earnings before income taxes	11,928	10,035
Income taxes	3,698	3,512
Net earnings	$8,230 =========	$6,523 =========
Net earnings per share
Basic	$.59 =========	$.50 =========
Diluted	$.58 =========	$.49 =========
Average common shares outstanding
Basic	13,958,785 =========	13,115,196 ==========
Diluted	14,083,320 =========	13,237,646 ========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$8,230	$6,523
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,372	7,584
Other	(5,860)	(6,413)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,742	7,694

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses	(7,185)	(10,335)
Acquisition of minority interest	-	(1,354)
Purchase of property, plant and equipment	(7,853)	(5,947)
Other	(748)	-
NET CASH USED BY INVESTING ACTIVITIES	(15,786)	(17,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	(1,281)	1,957
Net repayments of revolving lines of credit	(26,000)	(20,950)
Proceeds from long-term debt	126	31,804
Payments on long-term debt	(4,234)	(7,479)
Net proceeds from sale of Class A Common Stock	38,846	-
Other	(215)	(834)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,242	4,498

Effect of exchange rate changes on cash	(255)	(312)
DECREASE IN CASH AND CASH EQUIVALENTS	(57)	(5,756)
Cash and cash equivalents at beginning of period	14,273	13,827
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,216 =========	$8,071 ========

CASH PAID FOR:
Interest	$12,735	$12,681
Income taxes	5,474	1,284

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of businesses:
Fair value of assets acquired	$8,035	$18,111
Cash paid	7,185	10,335
Liabilities assumed	$850 =========	$7,776 ========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2001
(Unaudited)
(dollars in thousands, except per share data)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of December 31, 2001 and the results of its operations and cash flows for the three months ended December 31, 2001 and 2000. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 29, 2001.

2.    Inventories

Inventories consist of the following:

	December 31, 2001	September 29, 2001
Raw materials and purchased parts	$ 51,181	$ 53,254
Work in process	78,942	78,793
Finished goods	27,856	26,751
	$ 157,979 =========	$ 158,798 =========

3.    Stock Offering and Stock Split

On November 20, 2001, the Company completed an offering of Class A common stock at $21.00 per share. The offering included 1,980,000 previously unissued shares sold by the Company. The net proceeds to the Company of $38,846 were used to repay outstanding debt.

Prior year share and per share data have been restated to reflect the effect of the three-for-two stock split of the Company's Class A and Class B common stock effected in the form of a 50% stock distribution on September 21, 2001.

4.    Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended December 31,
	2001	2000
Weighted-average shares outstanding - Basic	13,958,785	13,115,196

Dilutive effect of:
Stock options	113,747	111,662
Convertible preferred stock	10,788	10,788
Weighted-average shares outstanding - Diluted	14,083,320 ========	13,237,646 ========

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

5.    Shareholders' Equity

The changes in shareholders' equity for the three months ended December 31, 2001 are summarized as follows:

		Number of Shares
			Class A	Class B
	Amount	Preferred Shares	Common Stock	Common Stock
PREFERRED STOCK
Beginning and end of period	$ 100	100,000

COMMON STOCK
Beginning of period	16,333		12,640,707	3,692,343
Sale of Class A Common Stock	1,980		1,980,000	-
End of period	18,313		14,620,707	3,692,343

ADDITIONAL PAID-IN CAPITAL
Beginning of period	97,430
Sale of Class A Common Stock, net of issuance costs
	36,866
Tax benefits related to stock option plan
	(535)
Issuance of Treasury shares at more than cost
	47
End of period	133,808

RETAINED EARNINGS
Beginning of period	185,428
Net earnings	8,230
Preferred stock dividends	(2)
End of period	193,656

TREASURY STOCK
Beginning of period	(39,827)	(16,229)	(1,737,279)	(1,519,922)
Treasury stock issued	191	-	42,000	-
Treasury stock purchased	(450)	-	(9,905)	(8,900)
End of period	(40,086)	(16,229)	(1,705,184)	(1,528,822)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(23,636)
Foreign currency translation adjustment	(3,326)
Reduction in accumulated loss on derivatives
	638
End of period	(26,324)

TOTAL SHAREHOLDERS' EQUITY	$ 279,467 ========	83,771 ========	12,915,523 ========	2,163,521 ========

6.     Derivative Financial Instruments

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or loses are deferred in shareholders' equity as a component of Accumulated Other Comprehensive Loss (AOCL). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first quarter of fiscal 2002. Of the $150,000 of interest rate swaps outstanding at December 31, 2001, $80,000 matures at various times during fiscal 2002 and $70,000 matures at various times during fiscal 2003.

Activity in AOCL related to derivatives held by the Company during the first quarter of fiscal 2002 is summarized below:

	Before-Tax Amount	Income Tax	After-Tax Amount
Beginning of period	$(4,464)	$1,674	$(2,790)
Net decrease in fair value of derivatives	(171)	130	(41)
Net reclassification from AOCL into earnings	1,092	(413)	679
End of period	$(3,543) ======	$1,391 =====	$ (2,152) =======

The fair value of derivatives at December 31, 2001 was a net $3,669 liability, most of which is included in accrued liabilities.

7.    Comprehensive Income

For the three months ended December 31, 2001 and 2000, comprehensive income was $5,542 and $6,712, respectively. The only items of comprehensive income that are not included in net earnings are accumulated derivative loss and foreign currency translation.

AOCL, net of tax, of $26,324 at December 31, 2001 consisted of $16,111 adjustment from foreign currency translation, $8,061 minimum pension liability adjustment and $2,152 accumulated loss on derivatives. AOCL, net of tax, of $23,636 at September 29, 2001 consisted of $12,785 adjustment from foreign currency translation, $8,061 minimum pension liability adjustment and $2,790 accumulated loss on derivatives.

8.    Goodwill and Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on October 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite. In accordance with SFAS No. 142, the Company will complete a transitional goodwill impairment test by March 31, 2002 and does not anticipate recognizing an impairment loss. No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of adoption of SFAS No. 142. The following table presents the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred as of October 1, 2000.

Three Months Ended
	December 31,	December 31,
	2001	2000
Reported net earnings	$ 8,230	$ 6,523
Goodwill amortization add-back	-	1,056
Adjusted net earnings	$ 8,230	$ 7,579
	=======	=======
Reported net earnings per share - basic	$ .59	$ .50
Goodwill amortization add-back	-	.08
Adjusted net earnings per share - basic	$ .59	$ .58
	=======	=======
Reported net earnings per share - diluted	$ .58	$ .49
Goodwill amortization add-back	-	.08
Adjusted net earnings per share - diluted	$ .58	$ .57
	=======	======

The changes in the carrying amount of goodwill for the three months ended December 31, 2001 are as follows:

	Aircraft	Space	Industrial
	Controls	Controls	Controls	Total
Balance as of September 29, 2001	$102,817	$30,930	$49,721	$183,468
Acquisitions	-	5,044	-	5,044
Goodwill adjustments and other	-	-	(160)	(160)
Balance as of December 31, 2001	$102,817 =======	$35,974 =======	$49,561 ======	$188,352 =======

All acquired intangible assets are being amortized. Amortization of acquired intangible assets was $211 for the three months ended December 31, 2001. Amortization is estimated to be $737 in 2002, $737 in 2003, $737 in 2004, $737 in 2005 and $602 in 2006. At December 31, 2001, acquired intangible assets are as follows:

	Gross Carrying Amount	Accumulated Amortization

Non-compete agreements	$5,561	($2,081)
Patent	200	(11)
Other	250	(25)
Total	$6,011 ========	($2,117) =======

9.    Acquisitions

On October 25, 2001, the Company purchased the net assets of the satellite and space vehicle product lines of the Electro Systems Division of Tecstar, Inc. for $6,935 in cash and $1,000 in notes payable, of which $250 was paid in cash in the first quarter of 2002. The acquired product lines of Tecstar's Electro Systems Division manufacture electromechanical equipment for spacecraft. Based on a preliminary purchase price allocation, which is expected to be finalized by September 28, 2002 when valuations for identifiable intangible assets are planned to be completed, goodwill resulting from this acquisition is $5,044 and other intangible assets are $500. The impact from finalizing the purchase price allocation is not expected to be material.

10.    Segment Information

Below are sales and operating profit by segment for the three months ended December 31, 2001 and 2000 and a reconciliation of segment operating profit to earnings before income taxes. The December 31, 2000 As Adjusted column presents sales and operating profit as though the adoption of SFAS No. 142 occurred on October 1, 2000 to conform with the December 31, 2001 presentation which does not include goodwill amortization.

	Three Months Ended December 31,
		2000	2000
	2001	As Reported	As Adjusted
Sales
Aircraft Controls	$86,043	$77,260	$77,260
Space Controls	29,505	24,161	24,161
Industrial Controls	58,083	56,288	56,288
Total sales	$173,631	$157,709	$157,709
	========	========	=========
Operating Profit and Margins
Aircraft Controls	$13,845	$12,341	$13,299
	16.1%	16.0%	17.2%
Space Controls	3,876	2,819	3,043
	13.1%	11.7%	12.6%
Industrial Controls	3,864	4,776	5,247
	6.7%	8.5%	9.3%
Total operating profit	21,585	19,936	21,589
	12.4%	12.6%	13.7%
Deductions from Operating Profit
Interest expense	7,248	8,118	8,118
Corporate expenses and other	2,409	1,783	1,783

Earnings before Income Taxes	$11,928	$10,035	$11,688
	========	========	=========

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

[The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 29, 2001.   References in the following discussion to 2002 and 2001 mean the Company's fiscal years ending September 28, 2002 and September 29, 2001, respectively.]

The Company is a leading worldwide designer and manufacturer of a broad range of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and industrial markets. The Company has three operating segments: Aircraft Controls, Space Controls and Industrial Controls.

Recent Equity Transactions

On November 20, 2001, the Company completed an offering of Class A Common Stock at $21.00 per share. The offering included 1,980,000 previously unissued shares sold by the Company. The net proceeds to the Company of approximately $39 million were used to repay outstanding debt.

On September 21, 2001, the Company distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% stock distribution, to shareholders of record as of September 7, 2001. Earnings per share amounts included in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to show the effects of the stock split.

Recent Acquisitions

On October 25, 2001, the Company purchased the net assets of the satellite and space vehicle product lines of the Electro Systems Division of Tecstar, Inc. for $7 million in cash plus $1 million in notes payable. The acquired product lines of Tecstar's Electro Systems Division manufacture electromechanical equipment for spacecraft.

Within Space Controls, the Company acquired the space valve product line of PerkinElmer on June 8, 2001. Within Industrial Controls, the Company acquired the radial piston pump product line of Bosch on February 1, 2001, Whitton Technology, which designs and manufactures pumps and specialty products for producers of industrial power generating equipment, on January 19, 2001 and Vickers Electrics, which manufactures high-performance electric drives, on October 31, 2000.

Results of Operations

Consolidated

Net sales for the first quarter of 2002 were $174 million compared to $158 million in the first quarter of 2001. Excluding sales attributable to the acquisitions noted above, sales increased by $9 million, consisting of a $9 million increase in Aircraft Controls, a $4 million increase in Space Controls and a $4 million decrease in Industrial Controls.

Cost of sales as a percentage of net sales decreased to 68.5% in the first quarter of 2002 from 69.4% in the first quarter of 2001 as adjusted to add back goodwill amortization (see Recent Accounting Pronouncements on page 15) due to a favorable mix towards more profitable aerospace products.

Additions to contract loss reserves were $2 million in the first quarter of 2002 and $1 million in the first quarter of 2001, primarily related to business jet development contracts.

Research and development expenses increased to $8 million in the first quarter of 2002 from $5 million in the first quarter of 2001 primarily related to a variety of aircraft initiatives.

As a percentage of net sales, selling, general and administrative expenses increased to 16.4% in the first quarter of 2002 from 15.2% in the first quarter of 2001 due to higher sales support expenses on certain aerospace programs and higher overhead costs in part due to increased headcount from acquisitions.

Interest expense decreased to $7 million in the first quarter of 2002 from $8 million in the first quarter of 2001 primarily due to a decrease in interest rates and, to a lesser extent, reduced debt levels due to the application of the net proceeds from the equity offering.

The Company's effective tax rate for the first quarter of 2002 was 31% compared to 35% in the first quarter of 2001. The lower effective tax rate resulted from the reorganization of several of the Company's European operations and additional benefits for sales of U.S. manufactured products sold overseas. The 31% effective tax rate is projected for all of 2002.

Segment Operating Review
(dollars in millions)

	Three Months Ended December 31,
		2000	2000
Net Sales	2001	As Reported	As Adjusted*

Aircraft Controls	$86	$77	$77
Space Controls	30	24	24
Industrial Controls	58	56	56
Total net sales	$174	$158	$158
	==========	==========	==========
Operating Profit and Margins

Aircraft Controls	$14	$12	$13
	16.1%	16.0%	17.2%
Space Controls	4	3	3
	13.1%	11.7%	12.6%
Industrial Controls	4	5	5
	6.7%	8.5%	9.3%
Total operating profit	$22	$20	$22
	==========	==========	==========
	12.4%	12.6%	13.7%

Amounts may not add to the total due to rounding.

*Assumes the adoption of SFAS No. 142 occurred on October 1, 2000.

Aircraft Controls

Net sales in Aircraft Controls increased 11.4% to $86 million in the first quarter of 2002 from $77 million in the first quarter of 2001. The increase in sales is primarily attributable to a $5 million increase in military aftermarket sales, a $3 million increase on the F/A-18E/F fighter aircraft program and a net $2 million increase on various other military aircraft programs, partially offset by a $1 million decrease in commercial aftermarket sales. Commercial sales to Boeing increased slightly in the first quarter of 2002 compared to the same quarter one year ago, which had not yet benefited from the higher production levels experienced later in 2001. Commercial sales to Boeing in the first quarter of 2002 were lower than levels in the later quarters of 2001 and are expected to decline further in 2002 as a result of Boeing's announced lower production levels.

Operating margins for Aircraft Controls were 16.1% in the first quarter of 2002 compared to 17.2% as adjusted to add back goodwill amortization in the first quarter of 2001. The decrease is primarily due to an unusually low level of R&D in last year's first quarter as the Company's development effort on the Joint Strike Fighter flight controls was winding down. R&D in the first quarter of 2002 has returned to levels closer to historical norms.

Twelve-month backlog for Aircraft Controls was $219 million at December 31, 2001 compared with $215 million at December 31, 2000. The increase was due to increases in backlog for various military programs including the Joint Strike Fighter and the F/A-18E/F fighter aircraft program which more than offset decreases in backlog for commercial aircraft.

Space Controls

Net sales in Space Controls increased 22.1% to $30 million in the first quarter of 2002 from $24 million in the first quarter of 2001. The increase in sales resulted from a $5 million increase in sales of controls for tactical missiles, which are not expected to continue at levels as high as in the first quarter of 2002, a $3 million increase for satellite controls of which $1 million relates to the Tecstar acquisition, and a $2 million increase for the refurbishment of the Space Shuttle. Partially offsetting these increases was a $4 million decrease in sales for launch vehicles, relating mainly to the Titan IV program which was completed in 2001.

Operating margins for Space Controls increased to 13.1% in the first quarter of 2002 from 12.6% as adjusted to add back goodwill amortization in the first quarter of 2001. The increase in margins is attributable to increased volume on tactical missile programs, such as Hellfire and AGM-142, and on satellites.

Twelve-month backlog for Space Controls was $69 million at both December 31, 2001 and December 31, 2000.

Industrial Controls

Net sales for Industrial Controls increased 3.2% to $58 million in the first quarter of 2002 from $56 million in the first quarter of 2001. Excluding sales attributable to the Vickers Electrics, Bosch and Whitton acquisitions, sales decreased by $4 million primarily related to softness in the injection molding machinery market.

Operating margins for Industrial Controls decreased to 6.7% in the first quarter of 2002 from 9.3% as adjusted to add back goodwill amortization in the first quarter of 2001. The decrease in margins is due to lower than expected sales of injection molding machine controls, particularly in the U.S. and Europe, and pricing pressures in turbine controls.

Twelve-month backlog for Industrial Controls was $69 million at December 31, 2001 compared with $72 million at December 31, 2000. The decrease was primarily due to soft industrial orders, particularly in the U.S. and Europe, partially offset by an increase in orders for combat vehicles.

Financial Condition and Liquidity

Cash on hand was $14 million at December 31, 2001 and September 29, 2001. Cash flow from operations increased to $9 million in the first quarter of 2002 from $8 million in the first quarter of 2001 due to increased earnings adjusted for non-cash charges.

The Company's credit facility consists of a $75 million term loan, which had a balance of $56 million at December 31, 2001, and a $265 million revolver, which had a balance of $150 million at December 31, 2001. The credit facility expires in December 2005 and requires quarterly principal payments on the term loan of $3.75 million. Interest on the credit facility is LIBOR plus a spread that was 175 basis points on December 31, 2001. The credit facility is secured by substantially all of the Company's U.S. assets. The credit facility contains various covenants that adjust over the term of the facility. As of December 31, 2001, the covenant for minimum Consolidated Net Worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, was $200 million; the covenant for minimum Interest Coverage Ratio, defined as the ratio as of the last day of any fiscal quarter of Adjusted EBITDA to total interest expense in each case for the four-fiscal quarter period then ended, was 2.6; the covenant for minimum Fixed Charge Coverage Ratio, defined as the ratio as of the last day of any fiscal quarter of (i) Adjusted EBITDA minus capital expenditures in each case for the four fiscal quarter period then ended to (ii) the sum of interest expense, provision for taxes and regularly scheduled principal payments on debt for such four-fiscal quarter periods, was 1.1; and the covenant for the maximum Leverage Ratio, defined as the ratio as of the last day of any fiscal quarter of total debt (including letters of credit) less aggregate cash balances to adjusted EBITDA in each case for the four-fiscal quarter period then ended, was 4.25. Adjusted EBITDA is defined as (i) the sum for the period covered of net income, interest expense, provisions for taxes based on income, total depreciation expense, total amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income for such period. Additionally, the credit facility limits capital expenditures to $26 million in 2002 and restricts the payment of cash dividends to common stockholders. As of December 31, 2001, the Company was in compliance with all covenants.

At December 31, 2001, the Company had $127 million of unused borrowing capacity under short and long-term lines of credit, including $112 million from the credit facility. Total debt decreased to $342 million at December 31, 2001 from $373 million at September 29, 2001. The reduction in debt resulted from the net proceeds of $39 million from the equity offering being used to repay outstanding debt, partially offset by the $8 million purchase price for Tecstar. Long-term debt to capitalization decreased to 53% at December 31, 2001 from 59% at September 29, 2001 as a result of the equity offering.

Capital expenditures were $8 million in the first quarter of 2002 compared with depreciation and amortization of $6 million in the first quarter of 2002 and also with capital expenditures of $6 million in the first quarter of 2001. Capital expenditures are expected to approximate $26 million for 2002.

The Company believes that its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meets its operating needs.

Recent Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on October 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized until their lives are determined to be finite. In accordance with SFAS No. 142, the Company will complete a transitional goodwill impairment test by March 31, 2002 and does not anticipate recognizing an impairment loss. No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of adoption of SFAS No. 142.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recorded in the period in which it is incurred, and the carrying amount of the related long-lived asset will be increased. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the asset's useful life. A gain or loss will be recorded if necessary upon settlement of the liability. The Company must adopt this standard by fiscal 2003. The Company is evaluating the effect that this standard will have on its results of operations and financial condition.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company must adopt this standard by fiscal 2003. The Company is evaluating the effect that this standard will have on its results of operations and financial condition.

Outlook

The Company has updated its outlook for 2002 from the discussion contained in its Annual Report on Form 10-K filed December 20, 2001. The Company expects net sales in 2002 to approximate $733 million, a 4% increase over 2001. Sales in Aircraft Controls are forecasted to increase 7% to $364 million primarily as a result of increased military aftermarket sales, the program start on the Joint Strike Fighter and continuing high production levels on the F/A-18E/F, despite a projected decline in commercial sales to Boeing and aftermarket sales to the airlines. Sales in Space Controls are forecasted to increase 10% to $113 million due to an increase for satellite controls, partially attributable to acquisitions, and the start of the Space Shuttle refurbishment program. Sales in Industrial Controls are forecasted to decrease 2% to $256 million due primarily to lower volume for controls for plastics machinery, turbine controls and motion simulators, although combat controls are expected to increase, mainly in the last half of 2002.

Operating margins in 2002 are expected to be 12.4% compared to 12.8% in 2001 as adjusted to add back goodwill amortization. Operating margins in Aircraft Controls are expected to increase to 16.1% in 2002 from 15.6% in 2001 as adjusted to add back goodwill amortization. Operating margins in Space Controls are expected to be 12.8% in 2002 compared with 12.9% in 2001 as adjusted to add back goodwill amortization. Operating margins in Industrial Controls are expected to decrease to 7.0% in 2002 from 9.1% in 2001 as adjusted to add back goodwill amortization as a result of softness in the industrial plastics market and margin pressures in turbine controls.

Earnings per share are expected to be $2.49 in 2002 compared with $2.11 in 2001 as reported and $2.45 in 2001 as adjusted to add back goodwill amortization.

Cautionary Statement

Information in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q that does not consist of historical facts, including statements accompanied by or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume" and "assume," are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles and demand for capital goods, (ii) the Company's dependence on government contracts that may not be fully funded or may be terminated, (iii) the Company's dependence on certain major customers, such as The Boeing Company, for a significant percentage of its sales, (iv) the Company's dependence on the commercial aircraft industry which is highly cyclical and sensitive to fuel price increases, labor disputes, and economic conditions and which is currently experiencing decreased demand for air travel following the September 11, 2001 terrorist attacks on the United States, (v) the possibility that advances in technology could reduce the demand for certain of the Company's products, specifically hydraulic-based motion controls, (vi) the use of electronic auctions by customers to award business, (vii) intense competition on the Company's business which, depending on product line, may require the Company to compete by lowering prices or by offering more favorable terms of sale, (viii) the Company's significant indebtedness which could limit its operational and financial flexibility, (ix) a write-off of all or part of the Company's goodwill which could adversely affect the Company's operating results and net worth and cause it to violate covenants in its bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event the regulations relating to defense industry contracting are not complied with, (xi) the potential for cost overruns on development jobs and fixed-price contacts and the risk that actual results may differ from estimates used in contract accounting, (xii) the Company's ability to successfully identify and consummate acquisitions and integrate the acquired businesses, (xiii) the possibility of a catastrophic loss of one or more of the Company's manufacturing facilities, (xiv) the impact of product liability claims related to the Company's products used in applications where failure can result in significant property damage, injury and death, (xv) foreign currency fluctuations in those countries in which the Company does business and other risks associated with international operations, and (xvi) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's Annual Report on Form 10-K for the year ended September 29, 2001 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding this market risk information.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings. None.

Item 2.	Changes in Securities and Use of Proceeds. None.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits and Reports on Form 8-K.
a. Exhibits.
10.1 Amendment No. 4 to Corporate Revolving and Term Loan Agreement among certain lenders, HSBC Securities (USA), Inc., formerly known as HSBC Securities, Inc., as arranger, HSBC Bank USA, formerly known as Marine Midland Bank, as agent, and Moog Inc. dated as of December 7, 2001.
b. Reports on Form 8-K.
(i) The Company filed a report on Form 8-K dated November 8, 2001 reporting the issuance of a press release with respect to its financial results for the fourth quarter and the fiscal year ended September 29, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc. __________________________ (Registrant)

Date:	February 14, 2002	By S/Robert R. Banta/S Robert R. Banta Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date:	February 14, 2002	By S/Donald R. Fishback/S Donald R. Fishback Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
10.1

Amendment No. 4 to Corporate Revolving and Term Loan Agreement among certain lenders, HSBC Securities (USA), Inc., formerly known as HSBC Securities, Inc., as arranger, HSBC Bank USA, formerly known as Marine Midland Bank, as agent, and Moog Inc. dated as of December 7, 2001.