Form 10-K/A
period 2001-09-29
MOOG INC
filed 2002-03-27
CIK 67887

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
  (2) Portions of the January 2002 Proxy Statement to Shareholders (the "2002 Proxy") are incorporated by reference into Part III of this Form 10-K.

This amendment to the registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001 is filed to amend Item 14 to add the following exhibits:

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

Dated: March 25, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit Name
23	Consent of Accountants
99	Information, Financial Statements and Exhibits required by Form 11-K for the Moog Inc. Savings and Stock Ownership Plan