Form 10-Q
period 2002-03-31
MOOG INC
filed 2002-05-15
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

The number of shares outstanding of each class of common stock as of May 7, 2002 were:

Class A Common Stock, $1.00 par value	12,951,273 shares
Class B Common Stock, $1.00 par value	2,130,671 shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Balance Sheets March 31, 2002 and September 29, 2001	3
	Consolidated Condensed Statements of Earnings Three and Six Months Ended March 31, 2002 and 2001	4
	Consolidated Condensed Statements of Cash Flows Six Months Ended March 31, 2002 and 2001	5
	Notes to Consolidated Condensed Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	20
SIGNATURES		21

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOOG INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(dollars in thousands)
	As of March 31, 2002	As of September 29, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,232	$14,273
Receivables	243,944	236,229
Inventories	159,963	158,798
Other current assets	36,658	34,215
TOTAL CURRENT ASSETS	458,797	443,515
PROPERTY, PLANT AND EQUIPMENT, net	196,775	198,707
GOODWILL, net	190,218	183,468
INTANGIBLE ASSETS, net	9,192	9,472
OTHER ASSETS	23,602	21,379
TOTAL ASSETS	$878,584	$856,541
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$14,458	$13,236
Current installments of long-term debt	17,487	16,463
Accounts payable	40,792	45,516
Accrued liabilities	86,732	87,927
Contract loss reserves	15,517	16,663
Customer advances	7,560	6,331
TOTAL CURRENT LIABILITIES	182,546	186,136
LONG-TERM DEBT, excluding current installments
Senior debt	194,387	223,630
Senior subordinated notes	120,000	120,000
OTHER LONG-TERM LIABILITIES	92,495	90,947
TOTAL LIABILITIES	589,428	620,713
SHAREHOLDERS' EQUITY
Preferred stock	100	100
Common stock	18,313	16,333
Other shareholders' equity	270,743	219,395
TOTAL SHAREHOLDERS' EQUITY	289,156	235,828
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$878,584	$856,541

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001

Net sales	$182,152	$182,544	$355,783	$340,253
Cost of sales	123,743	129,430	242,693	240,467
Gross profit	58,409	53,114	113,090	99,786

Research and development	8,495	6,426	16,014	11,234
Selling, general and administrative	29,917	28,128	58,431	52,075
Interest	6,426	8,036	13,674	16,154
Other	114	44	(413)	(192)

Earnings before income taxes	13,457	10,480	25,384	20,515

Income taxes	4,172	3,668	7,869	7,180

Net earnings	$9,285	$6,812	$17,515	$13,335

Net earnings per share
Basic	$.62	$.52	$1.21	$1.02
Diluted	$.61	$.51	$1.19	$1.01

Average common shares outstanding
Basic	15,080,484	13,098,587	14,519,634	13,106,892
Diluted	15,297,483	13,245,060	14,690,401	13,241,354

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in thousands except per share data)
	Six Months Ended
	March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$17,515	$13,335
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,580	15,480
Other	(11,614)	(4,081)
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,481	24,734

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(6,961)	(21,085)
Acquisition of minority interest	-	(1,354)
Purchase of property, plant and equipment	(12,539)	(11,642)
Other	(740)	(86)
NET CASH USED BY INVESTING ACTIVITIES	(20,240)	(34,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	(1,588)	161
Net repayments of revolving lines of credit	(23,000)	(15,000)
Proceeds from long-term debt	1,515	38,806
Payments on long-term debt	(9,452)	(14,670)
Net proceeds from sale of Class A Common Stock	38,814	-
Other	(145)	(1,461)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,144	7,836

Effect of exchange rate changes on cash	(426)	(307)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,959	(1,904)
Cash and cash equivalents at beginning of period	14,273	13,827
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18,232	$11,923

CASH PAID FOR:
Interest	$16,268	$17,646
Income taxes	8,826	4,415

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of businesses:
Fair value of assets acquired other than cash	$20,831	$36,467
Cash paid, net of cash acquired	6,961	21,085
Liabilities assumed	$13,870	$15,382

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2002

(Unaudited)
(dollars in thousands, except per share data)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of March 31, 2002 and September 29, 2001 and the results of its operations for the three and six months ended March 31, 2002 and 2001 and its cash flows for the six months ended March 31, 2002 and 2001. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 29, 2001.

2.    Inventories

Inventories consist of the following:

	March 31, 2002	September 29, 2001
Raw materials and purchased parts	$ 51,766	$ 53,254
Work in process	80,460	78,793
Finished goods	27,737	26,751
	$ 159,963	$ 158,798

3.     Stock Offering and Stock Split

On November 20, 2001, the Company completed an offering of Class A common stock at $21.00 per share. The offering included 1,980,000 previously unissued shares sold by the Company. The net proceeds to the Company of $38,814 were used to repay outstanding debt.

Prior year share and per share data have been restated to reflect the effect of the three-for-two stock split of the Company's Class A and Class B common stock effected in the form of a 50% stock distribution on September 21, 2001.

4.    Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Weighted-average shares outstanding-Basic	15,080,484	13,098,587	14,519,634	13,106,892
Stock options	206,211	135,685	159,979	123,674
Convertible preferred stock	10,788	10,788	10,788	10,788
Weighted-average shares outstanding-Diluted	15,297,483	13,245,060	14,690,401	13,241,354

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

5.    Shareholders' Equity

The changes in shareholders' equity for the six months ended March 31, 2002 are summarized as follows:

		Number of Shares
	Amount	Preferred Shares	Class A Common Stock	Class B Common Stock
PREFERRED STOCK Beginning and and end of period	$100	100,000
COMMON STOCK Beginning of Period	16,333		12,640,707	3,692,343
Sale of Class A Common Stock	1,980		1,980,000	--
Conversion of Class B to Class A	--		27,250	(27,250)
End of Period	18,313		14,647,957	3,665,093
ADDITIONAL PAID-IN CAPITAL Beginning of period	97,430
Sale of Class A Common Stock, net of issuance costs	36,834
Issuance of Treasury shares at more than cost	132
End of Period	134,396
RETAINED EARNINGS Beginning of period	185,428
Net earnings	17,515
Preferred stock dividends	(4)
End of period	202,939
TREASURY STOCK Beginning of period	(39,827)	(16,229)	(1,737,279)	(1,519,922)
Treasury stock issued	183	--	47,500
Treasury stock purchased	(455)	--	(9,905)	(9,100)
End of period	(40,099)	(16,229)	(1,699,684)	(1,529,022)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(23,636)
Foreign currency translation adjustment	(4,341)
Reduction in accumulated loss on derivatives	1,484
End of period	(26,493)
TOTAL SHAREHOLDERS' EQUITY	$289,156	83,771	12,948,273	2,136,071

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

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest based on LIBOR times the same notional amount. Cash amounts are settled on a net basis; the notional amounts are not exchanged. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Company enters into interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as a component of Accumulated Other Comprehensive Loss (AOCL). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments on the variable-rate debt affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first two quarters of fiscal 2002. Of the $110,000 notional amount of interest rate swaps outstanding at March 31, 2002, $40,000 matures at the end of fiscal 2002 and $70,000 matures during the second quarter of fiscal 2003.

Activity in AOCL related to derivatives held by the Company during the first six months of fiscal 2002 is summarized below:

	Before-Tax Amount	Income Tax	After-Tax Amount
Beginning of period	$(4,464)	$1,674	$(2,790)
Net decrease in fair value of derivatives	(199)	156	(43)
Net reclassification from AOCL into earnings	2,481	(954)	1,527
End of period	$(2,182)	$ 876	$(1,306)

The fair value of derivatives at March 31, 2002 was a net $2,143 liability, most of which is included in accrued liabilities.

7.    Comprehensive Income

For the three months ended March 31, 2002 and 2001, comprehensive income (loss) was $9,116 and $(21), respectively. For the six months ended March 31, 2002 and 2001, comprehensive income was $14,658 and 6,691, respectively. The only items of comprehensive income that are not included in net earnings are accumulated derivative loss and foreign currency translation.

AOCL, net of tax, of $26,493 at March 31, 2002 consisted of $17,126 adjustment from foreign currency translation, $8,061 minimum pension liability adjustment and $1,306 accumulated loss on derivatives. AOCL, net of tax, of $23,636 at September 29, 2001 consisted of $12,785 adjustment from foreign currency translation, $8,061 minimum pension liability adjustment and $2,790 accumulated loss on derivatives.

8.    Goodwill and Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on October 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized unless their lives are subsequently determined to be finite. In accordance with SFAS No. 142, the Company completed its transitional goodwill impairment test effective as of October 1, 2001 and no impairment loss was necessary. No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of adoption of SFAS No. 142. The following table presents the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred as of October 1, 2000.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2002	2001	2002	2001
Reported net earnings	$9,285	$6,812	$17,515	$13,335
Goodwill amortization add-back	-	1,122	-	2,178
Adjusted net earnings	$9,285	$7,934	$17,515	$15,513
Reported net earnings per share - basic	$.62	$.52	$1.21	$1.02
Goodwill amortization add-back	-	.09	-	.16
Adjusted net earnings per share - basic	$.62	$.61	$1.21	$1.18
Reported net earnings per share - diluted	$.61	$.51	$1.19	$1.01
Goodwill amortization add-back	-	.09	-	.16
Adjusted net earnings per share - diluted	$.61	$.60	$1.19	$1.17

The changes in the carrying amount of goodwill for the six months ended March 31, 2002 are as follows:

	Aircraft Controls	Space Controls	Industrial Controls	Total
Balance as of September 29, 2001	$102,817	$30,930	$49,721	$183,468
Acquisitions	-	5,374	1,702	7,076
Foreign currency translation	-	-	(326)	(326)
Balance as of March 31, 2002	$102,817	$36,304	$51,097	$190,218

All acquired identifiable intangible assets are being amortized. The weighted-average amortization period is 9 years for all acquired intangible assets, 9 years for non-compete agreements and 8 years for patents and other. Amortization of acquired intangible assets was $162 and $373 for the three and six months ended March 31, 2002, respectively. Amortization is estimated to be $723 in 2002, $655 in 2003, $655 in 2004, $655 in 2005 and $521 in 2006. At March 31, 2002, acquired intangible assets are as follows:

	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$5,403	($2,224)
Patents and other	270	(49)
Total	$5,673	($2,273)

9.    Acquisitions

On March 29, 2002, the Company acquired 81% of the stock of Tokyo Precision Instruments Co. Ltd. (TSS) from Mitsubishi Electric Corporation and other shareholders for $576 in cash. TSS's balance sheet, which is consolidated in the Company's financial statements, includes $6,293 of funded debt and $1,550 of cash. TSS manufactures high-performance servovalves, hydraulic systems and pneumatic components. Sales for TSS for the latest twelve months were approximately $8,000. Based on a preliminary purchase price allocation, goodwill resulting from this acquisition is $1,702. The purchase price allocation is expected to be finalized by the second quarter of 2003 when opening balance sheet valuations, including those for inventory, identifiable intangible assets and pension obligations, are expected to be completed. The impact from finalizing the purchase price allocation is not known.

On October 25, 2001, the Company purchased the net assets of the satellite and space vehicle product lines of the Electro Systems Division of Tecstar, Inc. for $7,935 in cash. The acquired product lines of Tecstar's Electro Systems Division manufacture electromechanical equipment for spacecraft. Based on a preliminary purchase price allocation, goodwill resulting from this acquisition is $5,374 and other intangible assets are $170. The purchase price allocation is expected to be finalized by the end of fiscal 2002 when valuations for identifiable intangible assets and cost estimates on acquired contracts are expected to be completed. The impact from finalizing the purchase price allocation is not known.

10.    Segment Information

Below are sales and operating profit by segment for the three and six months ended March 31, 2002 and 2001 and a reconciliation of segment operating profit to earnings before income taxes. The March 31, 2001 As Adjusted columns present sales and operating profit as though the adoption of SFAS No. 142 occurred on October 1, 2000 to conform with the current year presentation which does not include goodwill amortization.

	Three Months Ended March 31,			Six Months Ended March 31,
	2002	2001 As Reported	2001 As Adjusted	2002	2001 As Reported	2001 As Adjusted
Net Sales
Aircraft Controls	$90,222	$87,217	$87,217	$176,265	$164,477	$164,477
Space Controls	28,837	26,089	26,089	58,342	50,250	50,250
Industrial Controls	63,093	69,238	69,238	121,176	125,526	125,526
Net sales	$182,152	$182,544	$182,544	$355,783	$340,253	$340,253
Operating Profit and Margins
Aircraft Controls	$14,909	$11,937	$12,895	$28,754	$24,278	$26,194
	16.5%	13.7%	14.8%	16.3%	14.8%	15.9%
Space Controls	4,392	3,031	3,255	8,268	5,850	6,298
	15.2%	11.6%	12.5%	14.2%	11.6%	12.5%
Industrial Controls	4,257	6,288	6,843	8,121	11,064	12,090
	6.7%	9.1%	9.9%	6.7%	8.8%	9.6%

Total operating profit	23,558	21,256	22,993	45,143	41,192	44,582
	12.9%	11.6%	12.6%	12.7%	12.1%	13.1%
Deductions from Operating Profit

Interest expense	6,426	8,036	8,036	13,674	16,154	16,154
Corporate expenses and other	3,675	2,740	2,740	6,085	4,523	4,523

Earnings before Income Taxes	$13,457	$10,480	$12,217	$25,384	$20,515	$23,905

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 29, 2001 and its Quarterly Report on Form 10-Q for the quarter ended December 31, 2001. References in the following discussion to 2002 and 2001 mean the Company's fiscal years ending September 28, 2002 and ended September 29, 2001, respectively.

The Company is a leading worldwide designer and manufacturer of high performance precision motion and fluid controls products and control systems for a broad range of applications in aerospace and industrial markets. The Company has three operating segments: Aircraft Controls, Space Controls and Industrial Controls.

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

Recent Acquisitions

On March 29, 2002, the Company acquired 81% of the stock of Toyko Precision Instruments Co. Ltd. (TSS) from Mitsubishi Electric Corporation and other shareholders for $0.6 million in cash. TSS's balance sheet, which is consolidated in the Company's financial statements, includes $6.3 million of funded debt and $1.6 million of cash. TSS manufactures high-performance industrial servovalves, hydraulic systems and pneumatic components.

On October 25, 2001, the Company purchased the net assets of the satellite and space vehicle product lines of the Electro Systems Division of Tecstar, Inc. for $8 million in cash. The acquired product lines of Tecstar's Electro Systems Division manufacture electromechanical equipment for spacecraft.

On June 8, 2001, the Company acquired the space valve product line of PerkinElmer. On February 1, 2001, the Company acquired the industrial radial piston pump product line of Bosch. On January 19, 2001, the Company acquired Whitton Technology which designs and manufactures industrial pumps and specialty products for producers of industrial power generating equipment. On October 31, 2000, the Company acquired Vickers Electrics which manufactures high-performance industrial electric drives.

Results of Operations

Consolidated

Net sales for the second quarter of 2002 were $182 million compared to $183 million for the second quarter of 2001. Net sales in Aircraft Controls and Space Controls each increased $3 million, offset by a $6 million sales decrease in Industrial Controls. For the first six months of 2002, net sales were $356 million compared to $340 million in the first half of 2001. Net sales increased $12 million in Aircraft Controls and $8 million in Space Controls while net sales decreased $5 million in Industrial Controls.

Cost of sales as a percentage of net sales decreased to 67.9% in the second quarter from 70.0% in the second quarter of 2001 as adjusted to add back goodwill amortization (see Recent Accounting Pronouncements on page 17). Year-to-date, cost of sales as a percentage of sales decreased to 68.2% in 2002 from 69.7% in 2001 as adjusted to add back goodwill amortization. The decrease in cost of sales for the second quarter and year-to-date is primarily due to a more favorable mix of more profitable aerospace products.

Additions to contract loss reserves for the first six months of 2002 were $6 million, mostly related to business jet development contracts. Estimated costs to complete are reviewed regularly for all long-term contracts. For those contracts with anticipated losses at completion, a contract loss reserve is recorded when the loss becomes known. During the first six months of 2002, $7 million of contract loss reserves, primarily related to business jet development contracts, were utilized as costs were incurred. The net decrease in contract loss reserves was $1 million in the first half of 2002 compared to a $3 million net decrease in the first half of 2001.

Research and development expenses increased to $8 million in the second quarter of 2002 from $6 million in the second quarter of 2001. Year-to-date, research and development expenses increased to $16 million in 2002 from $11 million in 2001. The higher levels of research and development relate to a variety of Aircraft Controls initiatives, including a new flap actuation system for the next generation Gulfstream business jet and controls for unmanned combat aircraft.

As a percentage of sales, selling, general and administrative expenses increased to 16.4% in the second quarter of 2002 from 15.4% in the second quarter of 2001. Year-to-date, selling, general and administrative expenses increased to 16.4% in 2002 from 15.3% in 2001. The increase is primarily due to higher personnel-related costs and professional fees. The personnel-related costs include a $0.7 million charge in the second quarter related to a stock-based compensation plan for certain officers and directors.

Interest expense decreased to $6 million in the second quarter of 2002 from $8 million in the second quarter of 2001. Year-to-date, interest expense was $14 million in 2002 compared to $16 million in 2001. The decrease in interest expense for the second quarter and year-to-date is primarily due to lower interest rates and, to a lesser extent, reduced debt levels from the application of the November 2001 equity offering net proceeds.

The effective tax rate for the second quarter of 2002 and year-to-date was 31% compared to 35% in 2001. The lower effective tax rate resulted from the reorganization of the Company's European operations and additional benefits for sales of U.S. manufactured products sold overseas.

Segment Operating Review (dollars in millions)
	Three Months Ended March 31,			Three Months Ended March 31,
	2002	2001 As Reported	2001 As Adjusted*	2002	2001 As Reported	2001 As Adjusted*
Net Sales
Aircraft Control	$ 90	$ 87	$ 87	$ 176	$ 164	$ 164
Space Controls	29	26	26	58	50	50
Industrial Controls	63	69	69	121	126	126
Total net sales	$ 182	$ 183	$ 183	$ 356	$ 340	$ 340
Operating Profit and Margins
Aircraft Controls	$ 15	$ 12	$ 13	$ 29	$ 24	$ 26
	16.5%	13.7%	14.8%	16.3%	14.8%	15.9%
Space Controls	4	3	3	8	6	6
	15.2%	11.6%	12.5%	14.2%	11.6%	12.5%
Industrial Controls	4	6	7	8	11	12
	6.7%	9.1%	9.9%	6.7%	8.8%	9.6%
Total operating profit	$24	$21	$23	$45	$41	$45
	12.9%	11.6%	12.6%	12.7%	12.1%	13.1%

Amounts may not add to the total due to rounding.

*Assumes the adoption of SFAS No. 142 occurred on October 1, 2000.

Aircraft Controls

Net sales in Aircraft Controls increased 3% to $90 million in the second quarter of 2002 from $87 million in the second quarter of 2001. The increase in sales is attributable to increases of $3 million in military aftermarket sales, $2 million on the F/A-18 E/F fighter aircraft program and a net $2 million increase on various other military aircraft programs. Offsetting these increases in sales was a decrease of $4 million in commercial aftermarket sales related to the reduced number of commercial flights compared to one year ago. Net sales in the first half of 2002 in Aircraft Controls increased 7% to $176 million from $164 million in the first half of 2001. The increase in sales is primarily due to increases of $9 million in military aftermarket sales and $9 million for fighter aircraft programs, primarily the F/A-18 E/F. Partially offsetting these increases were decreases of $5 million in commercial aftermarket sales and $3 million on the development phase of flight controls for the Bombardier BD-100 business jet.

Operating margins for Aircraft Controls increased to 16.5% in the second quarter of 2002 from 14.8% as adjusted to add back goodwill amortization in the second quarter of 2001. The increase is primarily due to a favorable mix towards military aftermarket which typically carries higher margins as well as strong cost performance on the F/A-18 E/F. Operating margins for Aircraft Controls also increased year-to-date to 16.3% in 2002 from 15.9% in the first half of 2001 as adjusted to add back goodwill amortization. The year-to-date operating margins increased to a lesser extent than those of the second quarter, as there was an unusually low level of research and development activity in the first quarter of 2001.

Twelve-month backlog for Aircraft Controls was $221 million at March 31, 2002 compared to $215 million at March 31, 2001. The increase is due to increases in backlog for various military programs including the F-35 Joint Strike Fighter and the F/A-18E/F fighter aircraft program which more than offset decreases in backlog for commercial aircraft.

Space Controls

Net sales in Space Controls increased 11% to $29 million in the second quarter of 2002 from $26 million in the second quarter of 2001. The increase is due to a $2 million increase in sales of controls for satellites, reflecting the impact of the Tecstar and PerkinElmer product line acquisitions, and a $2 million increase in sales for refurbishing the Space Shuttle flight control hardware. On a year-to-date basis, sales in Space Controls increased 16% to $58 million in 2002 from $50 million in the first half of 2001. The increase in sales is due to increases of $5 million on tactical missile programs, primarily Hellfire, $5 million for satellite controls primarily related to acquisitions and $4 million on the Space Shuttle refurbishment effort. These increases are partially offset by a $5 million decrease in sales of controls for launch vehicles related to the wind down on the Titan IV program and lower development activity on Evolved Expendable Launch Vehicle programs.

Operating margins for Space Controls increased to 15.2% in the second quarter of 2002 from 12.5% in the second quarter of 2001 as adjusted to add back goodwill amortization. Year-to-date operating margins for Space Controls increased to 14.2% in 2002 from 12.5% in 2001 as adjusted to add back goodwill amortization. The increase in margins is due to higher volume on the Space Shuttle refurbishment effort as well as cost efficiencies on satellites production and on the Hellfire and TOW tactical missile programs that are nearing a scheduled production break.

Twelve-month backlog for Space Controls was $74 million at March 31, 2002 compared to $70 million at March 31, 2001. The increase is primarily related to missile defense.

Industrial Controls

Net sales for Industrial Controls decreased 9% to $63 million in the second quarter of 2002 from $69 million in the second quarter of 2001. The decrease in sales, resulting from a general economic softening in industrial markets, included a $4 million decrease for electric drives, a $3 million decrease related to the plastic injection molding machinery market and a $3 million decrease for motion simulators. These decreases in sales were partially offset by a $3 million increase in combat controls for military vehicles. Year-to-date, net sales for Industrial Controls decreased 3% to $121 million in 2002 from $126 million in the first half of 2001. Excluding incremental sales from the Bosch and Whitton product lines that were acquired in the second quarter of 2001, net sales decreased by $10 million. This decrease is due to a $6 million decrease for controls for plastic injection molding machinery, a $4 million decrease for motion simulators and a $3 million decrease for electric drives. These decreases in sales were partially offset by a $4 million increase for combat controls.

Operating margins for Industrial Controls decreased to 6.7% in the second quarter of 2002 from 9.9% in the second quarter of 2001 as adjusted to add back goodwill amortization. Year-to-date, operating margins for Industrial Controls decreased to 6.7% in 2002 from 9.6% in 2001 as adjusted to add back goodwill amortization. The decrease in margins is due to the decline in sales related to the general economic slowdown in the global industrial markets.

Twelve-month backlog decreased to $75 million at March 31, 2002 from $83 million at March 31, 2001. The decrease is primarily due to generally soft industrial orders, particularly in the U.S. and in Europe, partially offset by an increase in orders for combat controls.

Financial Condition and Liquidity

Cash on hand was $18 million at March 31, 2002 compared to $14 million at September 29, 2001. Cash flow from operations was $18 million for the first six months of 2002 compared to $25 million for the first six months of 2001. The decrease is primarily due to lower levels of accounts payable as well as higher payments for certain employee benefit plans. The Company expects cash flow from operations in 2002 to approximate the same level as in 2001.

The Company's credit facility consists of a term loan payable quarterly through 2005, which had a balance of $53 million at March 31, 2002, and a $265 million revolver of which $153 million was outstanding at March 31, 2002. The credit facility expires in December 2005. Interest on the credit facility is LIBOR plus a spread that was 175 basis points on March 31, 2002. The credit facility is secured by substantially all of the Company's U.S. assets. The credit facility contains various covenants that adjust over the term of the facility. As of March 31, 2002, the covenant for minimum Consolidated Net Worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, was $200 million; the covenant for minimum Interest Coverage Ratio, defined as the ratio as of the last day of any fiscal quarter of Adjusted EBITDA to total interest expense in each case for the four-fiscal quarter period then ended, was 2.6; the covenant for minimum Fixed Charge Coverage Ratio, defined as the ratio as of the last day of any fiscal quarter of (i) Adjusted EBITDA minus capital expenditures in each case for the four fiscal quarter period then ended to (ii) the sum of interest expense, provision for taxes and regularly scheduled principal payments on debt for such four-fiscal quarter periods, was 1.1; and the covenant for the maximum Leverage Ratio, defined as the ratio as of the last day of any fiscal quarter of total debt (including letters of credit) less aggregate cash balances to adjusted EBITDA in each case for the four-fiscal quarter period then ended, was 4.25. Adjusted EBITDA is defined as (i) the sum for the period covered of net income, interest expense, provisions for taxes based on income, total depreciation expense, total amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income for such period. Additionally, the credit facility limits capital expenditures to $26 million in 2002 and restricts the payment of cash dividends to common stockholders. As of March 31, 2002, the Company was in compliance with all covenants.

At March 31, 2002, the Company had $123 million of unused borrowing capacity under short and long-term lines of credit, including $110 million from the credit facility. Total debt decreased to $346 million at March 31, 2002 from $373 million at September 29, 2001. The reduction in debt primarily resulted from the net proceeds of $39 million from the November 2001 equity offering used to repay outstanding debt, partially offset by the $8 million purchase price for Tecstar and $5 million related to acquiring 81% of TSS. Long-term debt to capitalization decreased to 52% at March 31, 2002 from 59% at September 29, 2001 as a result of the equity offering.

Capital expenditures for the first half of 2002 were $13 million compared with depreciation and amortization of $13 million for the first half of 2002. Capital expenditures were $12 million for the first half of 2001. Capital expenditures for 2002 are expected to approximate $26 million.

The Company believes that its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet its operating needs.

Recent Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on October 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized unless their lives are subsequently determined to be finite. The Company completed its transitional goodwill impairment test and no impairment loss was necessary. No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of the adoption of SFAS No. 142.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recorded in the period in which it is incurred, and the carrying amount of the related long-lived asset will be increased. Over time, the liability will be accreted to its present value each period, and the capitalized cost will be depreciated over the asset's useful life. A gain or loss will be recorded if necessary upon settlement of the liability. The Company must adopt this standard by fiscal 2003. The Company is currently evaluating the effect that this standard will have on its results of operations and financial condition.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company must adopt this standard by fiscal 2003. The Company is currently evaluating the effect that this standard will have on its results of operations and financial condition.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. It rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related taxes. Upon adoption, the criteria in Opinion 30 will be used to classify such gains and losses. Gains or losses on extinguishment of debt that were classified as extraordinary in prior periods presented that do not meet Opinion 30 criteria for classification as extraordinary must be reclassified into earnings from operations. SFAS No. 145 also rescinds SFAS No. 64, which amended SFAS No. 4, and SFAS No. 44, which established accounting requirements for the transition of the Motor Carrier Act of 1980, which has been completed. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company must adopt this standard by fiscal 2003. The Company is currently evaluating the effect that this standard will have on its results of operations and financial condition.

Outlook

The Company has updated its outlook for 2002 from the discussion in its Form 10-Q for the quarter ended December 31, 2001 filed February 14, 2002. Sales are expected to approximate $725 million. Aircraft Controls sales are expected to be $362 million, down $2 million from the previous outlook. Sales of military controls are expected to be down $4 million as sales for the aftermarket and F-35 Joint Strike Fighter are increasing at rates that are slightly slower than had been forecasted. Sales of controls for commercial aircraft applications are expected to be $2 million higher as sales to Boeing are forecasted to be approximately $65 million compared to the previous outlook of $58 million, offset by declines in sales of flight control hardware and engine controls to be used on Airbus airplanes. The increased sales for Boeing reflects higher than anticipated sales in the first six months of 2002 due to short turnaround orders for particular actuators in excess of what Boeing's announced airplane production rates would require. It is expected that sales to Boeing in the second half of 2002 will trend downward. Aircraft Controls sales of $362 million in 2002 would represent a 6.5% increase over 2001 sales of $340 million. This increase reflects higher sales for the military aftermarket, the ramp up on the recently awarded F-35 Joint Strike fighter aircraft program and increasing production of the F/A-18 E/F, offset by declines in sales of controls for commercial aircraft resulting from lower production rates at Boeing and Airbus and fewer airline flights. Space Controls sales for 2002 are expected to approximate $113 million, consistent with the Company's previous outlook. Strong sales of controls for tactical missiles in the first half of 2002 are expected to trend downwards in the latter half of 2002 due to scheduled production breaks on the TOW and Hellfire missiles and the completion of the AGM-142 program. This decline is expected to be offset by increased activity on the Space Shuttle refurbishment program and Ground-based Midcourse Defense (formerly referred to as National Missile Defense). Sales of $113 million in 2002 would represent a 9.7% increase over 2001 sales of $103 million. This increase represents the ramp up of work on the Space Shuttle refurbishment program and increased sales of controls of satellites, due in large part to the recent acquisitions of product lines from Tecstar and PerkinElmer. Industrial Controls sales are expected to be approximately $250 million, down $6 million from the previous outlook. An increase of $3 million from the current quarter acquisition of TSS is expected to be more than offset by generally slower activity in all product areas, including entertainment simulators, controls for material test machines, metal forming and electric drives. Sales in 2002 of $250 million would be a decrease of 4.2% compared to 2001 sales of $261 million, representing declines in sales of controls for plastics machinery, simulators, metal forming and electric drives, partially offset by increases for combat controls for military vehicles.

Operating margins in 2002 are forecasted to be 12.6%. Aircraft Controls operating margins are expected to be 16.4% compared to 16.1% in the previous outlook and 15.6% in 2001 as adjusted to add back goodwill amortization. The increases are due to a more favorable mix towards military aftermarket, which typically carries higher margins, and improved cost performance on the F/A-18 E/F as production rates continue to increase. Space Controls operating margins are expected to be 13.6% in 2002 compared to 12.8% in the previous outlook and 12.9% in 2001 as adjusted to add back goodwill amortization. These increases reflect productivity improvements in the satellite product line and strong cost performance on tactical missile programs. As tactical missile sales are expected to trend downward in the second half of 2002, operating margins in Space Controls in the second half of 2002 are forecasted to soften compared to the first half of 2002. Margins in Industrial Controls are expected to be 6.7% compared to 7.0% in the previous outlook and 9.1% in 2001 as adjusted to add back goodwill amortization. The declines are due to generally lower sales as a result of softness in many of the global industrial markets in which the Company participates.

The Company's outlook for earnings per share has not changed from its outlook in its Form 10-Q for the quarter ended December 31, 2001. Earnings per share are expected to be $2.49 in 2002 compared to $2.11 in 2001 as reported and $2.45 in 2001 as adjusted to add back goodwill amortization.

Cautionary Statement

Information in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q that does not consist of historical facts, including statements accompanied by or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume" and "assume," are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles and demand for capital goods, (ii) the Company's dependence on government contracts that may not be fully funded or may be terminated, (iii) the Company's dependence on certain major customers, such as The Boeing Company, for a significant percentage of its sales, (iv) the Company's dependence on the commercial aircraft industry which is highly cyclical and sensitive to fuel price increases, labor disputes, and economic conditions and which is currently experiencing decreased demand for air travel following the September 11, 2001 terrorist attacks on the United States, (v) the possibility that advances in technology could reduce the demand for certain of the Company's products, specifically hydraulic-based motion controls, (vi) the use of electronic auctions by customers to award business, (vii) intense competition on the Company's business which, depending on product line, may require the Company to compete by lowering prices or by offering more favorable terms of sale, (viii) the Company's significant indebtedness which could limit its operational and financial flexibility, (ix) a write-off of all or part of the Company's goodwill which could adversely affect the Company's operating results and net worth and cause it to violate covenants in its bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event that the Company is not in compliance with regulations relating to defense industry contracting, (xi) the potential for cost overruns on development jobs and fixed-price contacts and the risk that actual results may differ from estimates used in contract accounting, (xii) the Company's ability to successfully identify and consummate acquisitions and integrate the acquired businesses, (xiii) the possibility of a catastrophic loss of one or more of the Company's manufacturing facilities, (xiv) the impact of product liability claims related to the Company's products used in applications where failure can result in significant property damage, injury and death, (xv) foreign currency fluctuations in those countries in which the Company does business and other risks associated with international operations, and (xvi) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's Annual Report on Form 10-K for the year ended September 29, 2001 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding this market risk information.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

a.	The Company's Annual Meeting of Shareholders was held on February 6, 2002.

b.	At the Annual Meeting, the nominees to the Board of Directors were elected based on the following results:

Nominee	For	Authority Withheld
Class A
Robert T. Brady	9,440,086	1,491,028

Class B
Joe C. Green	2,050,704	22,840

c.	KPMG LLP was ratified to continue as auditors based upon the following votes:
Class A*: For, 1,086,104; Against, 5,510; Abstain, 1,497;
Class B: For, 2,044,069; Against, 13,959; Abstain, 15,516.
*Each share of Class A Common Stock is entitled to a one-tenth vote per share on this proposal.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
(Registrant)

Date: May 15, 2002	By /s/ Robert R. Banta
Robert R. Banta
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2002	By /s/ Donald R. Fishback
Donald R. Fishback
Controller
(Principal Accounting Officer)