Form 10-Q
period 2002-06-30
MOOG INC
filed 2002-08-07
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

_________________________________________________________________________________________
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

The number of shares outstanding of each class of common stock as of August 1, 2002 were:

Class A Common Stock, $1.00 par value	12,983,573 shares
Class B Common Stock, $1.00 par value	2,106,106 shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Balance Sheets June 30, 2002 and September 29, 2001	3

	Consolidated Condensed Statements of Earnings Three and Nine Months Ended June 30, 2002 and 2001	4

	Consolidated Condensed Statements of Cash Flows Nine Months Ended June 30, 2002 and 2001	5

	Notes to Consolidated Condensed Financial Statements	6-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		22

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

MOOG INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	As of June 30, 2002	As of September 29, 2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,026	$14,273
Receivables, billed and unbilled	240,061	236,229
Inventories	164,862	158,798
Other current assets	36,362	34,215
TOTAL CURRENT ASSETS	457,311	443,515

PROPERTY, PLANT AND EQUIPMENT, net	201,495	198,707
GOODWILL, net	194,952	183,468
INTANGIBLE ASSETS, net	10,400	9,472
OTHER ASSETS	23,546	21,379

TOTAL ASSETS	$887,704 =========	$856,541 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$18,352	$13,236
Current installments of long-term debt	17,523	16,463
Accounts payable	37,951	45,516
Accrued liabilities	88,395	87,927
Contract loss reserves	14,457	16,663
Customer advances	9,853	6,331
TOTAL CURRENT LIABILITIES	186,531	186,136

LONG-TERM DEBT, excluding current installments
Senior debt	181,476	223,630
Senior subordinated notes	120,000	120,000

OTHER LONG-TERM LIABILITIES	91,111	90,947
TOTAL LIABILITIES	579,118	620,713

SHAREHOLDERS' EQUITY
Preferred stock	100	100
Common stock	18,313	16,333
Other shareholders' equity	290,173	219,395
TOTAL SHAREHOLDERS' EQUITY	308,586	235,828
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$887,704 ==========	$856,541 ========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net sales	$177,335	$179,252	$533,118	$519,505
Cost of sales	118,956	125,309	361,649	365,776
Gross profit	58,379	53,943	171,469	153,729

Research and development	8,716	7,236	24,730	18,470
Selling, general and administrative	29,976	28,246	88,406	80,321
Interest	6,306	8,146	19,980	24,300
Other expense (income), net	582	11	169	(181)

Earnings before income taxes	12,799	10,304	38,184	30,819

Income taxes	2,968	3,145	10,838	10,325

Net earnings	$9,831 ==========	$7,159 ========	$27,346 ========	$20,494 =========

Net earnings per share
Basic	$.65 ==========	$.55 ========	$1.86 ========	$1.56 =========
Diluted	$.64 ==========	$.54 ========	$1.83 ========	$1.55 =========

Average common shares outstanding
Basic	15,085,836 ==========	13,083,341 ========	14,708,368 =========	13,099,041 =========
Diluted	15,380,518 ==========	13,264,919 ========	14,920,440 =========	13,249,208 =========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended,
	June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$27,346	$20,494
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,867	23,542
Other	(13,032)	(12,808)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,181	31,228

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(7,096)	(27,085)
Acquisition of minority interest	-	(1,354)
Purchase of property, plant and equipment	(18,721)	(19,361)
Other	(729)	(8)
NET CASH USED BY INVESTING ACTIVITIES	(26,546)	(47,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	(1,782)	959
Net repayments of revolving lines of credit	(31,000)	(8,000)
Proceeds from long-term debt	3,516	38,957
Payments on long-term debt	(14,466)	(19,088)
Net proceeds from sale of Class A Common Stock	38,814	-
Other	(9)	(1,669)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(4,927)	11,159

Effect of exchange rate changes on cash	45	(558)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,753	(5,979)
Cash and cash equivalents at beginning of period	14,273	13,827
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,026 =======	$7,848 ========

CASH PAID FOR:
Interest	$25,065	$27,926
Income taxes	14,951	8,947

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of businesses:
Fair value of assets acquired other than cash	$22,742	$42,467
Cash paid, net of cash acquired	7,096	27,085
Liabilities assumed	$15,646 ========	$15,382 ========

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2002

(Unaudited)
(dollars in thousands, except per share data)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of June 30, 2002 and September 29, 2001 and the results of its operations for the three and nine months ended June 30, 2002 and 2001 and its cash flows for the nine months ended June 30, 2002 and 2001. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 29, 2001.

2.    Inventories

Inventories consist of the following:

	June 30,	September 29,
	2002	2001
Raw materials and purchased parts	$52,207	$53,254
Work in process	83,518	78,793
Finished goods	29,137	26,751
	$164,862	$158,798

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

4.    Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Weighted-average shares outstanding-Basic	15,085,836	13,083,341	14,708,368	13,099,041
Dilutive effect of:
Stock options	283,894	170,790	201,284	139,379
Convertible preferred stock	10,788	10,788	10,788	10,788
Weighted-average shares outstanding-Diluted	15,380,518 ========	13,264,919 ========	14,920,440 ========	13,249,208 ========

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

5.    Shareholders' Equity

The changes in shareholders' equity for the nine months ended June 30, 2002 are summarized as follows:
		Number of Shares
			Class A	Class B
		Preferred	Common	Common
	Amount	Shares	Stock	Stock
PREFERRED STOCK
Beginning and end of period	$ 100	100,000

COMMON STOCK
Beginning of period	16,333		12,640,707	3,692,343
Sale of Class A Common Stock	1,980		1,980,000	-
Conversion of Class B to Class A	-		52,150	(52,150)
End of period	18,313		14,672,857	3,640,193

ADDITIONAL PAID-IN CAPITAL
Beginning of period	97,430
Sale of Class A Common Stock,
net of issuance costs	36,834
Issuance of Treasury shares at
more than cost	303
End of period	134,567

RETAINED EARNINGS
Beginning of period	185,428
Net earnings	27,346
Preferred stock dividends	(6)
End of period	212,768

TREASURY STOCK
Beginning of period	(39,827)	(16,229)	(1,737,279)	(1,519,922)
Treasury stock issued	227	-	57,000	-
Treasury stock purchased	(533)	-	(9,905)	(11,500)
End of period	(40,133)	(16,229)	(1,690,184)	(1,531,422)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(23,636)
Foreign currency translation adjustment	5,064
Reduction in accumulated loss
on derivatives	1,543
End of period	(17,029)

TOTAL SHAREHOLDERS' EQUITY	$ 308,586 ========	83,771 ========	12,982,673 ========	2,108,771 ========

6.    Derivative Financial Instruments

The Company principally uses derivative financial instruments to manage the risk associated with changes in interest rates which affect the amount of future interest payments. The Company uses, to a much lesser extent, derivative financial instruments to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product purchases and intercompany loans.

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

The interest rate swaps qualify and are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as a component of Accumulated Other Comprehensive Loss (AOCL). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments on the variable-rate debt affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three quarters of fiscal 2002. Of the $110,000 notional amount of interest rate swaps outstanding at June 30, 2002, $40,000 matures at the end of fiscal 2002 and $70,000 matures during the second quarter of fiscal 2003.

Activity in AOCL related to derivatives held by the Company during the first nine months of fiscal 2002 is summarized below:
	Before-Tax Amount	Income Tax	After-Tax Amount

Beginning of period	$(4,464)	$1,674	$(2,790)
Net decrease in fair value of derivatives	(1,004)	416	(588)
Net reclassification from AOCL into earnings	3,472	(1,341)	2,131
End of period	$(1,996) ========	$749 ========	$(1,247) ========

The fair value of derivatives at June 30, 2002 was a net $2,164 liability, most of which is included in accrued liabilities.

7.    Comprehensive Income

The components of comprehensive income, net of tax, are as follows:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net income	$9,831	$7,159	$27,346	$20,494
Other comprehensive income:
Foreign currency translation adjustments	9,404	(1,716)	5,064	(6,460)
Change in accumulated loss on derivatives	59	406	1,543	(1,494)
Comprehensive income	$19,294 =======	$5,849 =======	$33,953 =======	$12,540 =====

The components of accumulated other comprehensive loss, net of tax, are as follows:

		June 30,	September 29,
		2002	2001
Cumulative foreign currency translation adjustments		$7,721	$12,785
Minimum pension liability adjustment		8,061	8,061
Accumulated loss on derivatives		1,247	2,790
Accumulated other comprehensive loss		$17,029 =======	$23,636 =======

8.    Goodwill and Intangible Assets

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on October 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized unless their lives are subsequently determined to be finite. In accordance with SFAS No. 142, the Company completed its transitional goodwill impairment test effective as of October 1, 2001 and no impairment loss accrual was necessary. No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of adoption of SFAS No. 142. The following table presents the consolidated results of operations adjusted as though the adoption of SFAS No. 142 occurred as of October 1, 2000.
	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Reported net earnings	$9,831	$7,159	$27,346	$20,494
Goodwill amortization add-back	-	1,151	-	3,330
Adjusted net earnings	$9,831 ==========	$8,310 ==========	$27,346 =========	$23,824 =========

Reported net earnings per share - basic	$.65	$.55	$1.86	$1.56
Goodwill amortization add-back	-	.09	-	.26
Adjusted net earnings per share - basic	$.65 ==========	$.64 ==========	$1.86 =========	$1.82 =========

Reported net earnings per share - diluted	$.64	$.54	$1.83	$1.55
Goodwill amortization add-back	-	.09	-	.25
Adjusted net earnings per share - diluted	$.64 ==========	$.63 ==========	$1.83 =========	$1.80 =========

The changes in the carrying amount of goodwill for the nine months ended June 30, 2002 are as follows:

	Aircraft	Space	Industrial
	Controls	Controls	Controls	Total

Balance as of September 29, 2001	$102,817	$30,930	$49,721	$183,468
Acquisitions	-	5,715	4,664	10,379
Foreign currency translation	-	-	1,105	1,105
Balance as of June 30, 2002	$102,817 ==========	$36,645 ==========	$55,490 =========	$194,952 =========

All acquired identifiable intangible assets are being amortized. The weighted-average assigned amortization period is nine years for both non-compete agreements and other acquired intangible assets. Other acquired intangible assets primarily consist of technology-based and customer-related intangible assets. Amortization of acquired intangible assets was $238 and $611 for the three and nine months ended June 30, 2002, respectively. Based on acquired intangible assets recorded at June 30, 2002, amortization is estimated to be $820 in 2002, $817 in 2003, $791 in 2004, $773 in 2005 and $627 in 2006. The components of acquired intangible assets are as follows:
	June 30, 2002		September 29, 2001
	Gross Carrying Amount		Gross Carrying Amount
		Accumulated Amortization		Accumulated Amortization

Non-compete agreements	$5,855	$(2,410)	$5,311	$(1,896)
Other acquired intangible assets	1,095	(117)	200	(6)
Acquired intangible assets	$6,950 ========	$(2,527) =========	$5,511 ========	$(1,902) ========

9.    Acquisitions

On March 29, 2002, the Company acquired 81% of the stock of Tokyo Precision Instruments Co. Ltd. (TSS) from Mitsubishi Electric Corporation and other shareholders for $576 in cash. TSS's balance sheet, which is consolidated in the Company's financial statements, included $6,105 of funded debt and $1,591 of cash as of March 29, 2002. As of June 30, 2002, the Company had acquired 98.8% of TSS for $752 in cash. TSS manufactures high-performance servovalves, hydraulic systems and pneumatic components. Based on a preliminary purchase price allocation, goodwill resulting from this acquisition is $4,664. The purchase price allocation is expected to be finalized by the second quarter of 2003 when opening balance sheet valuations, including those for fixed assets, inventory, identifiable intangible assets and pension obligations, are expected to be completed. The impact from finalizing the purchase price allocation is not known.

On October 25, 2001, the Company purchased the net assets of the satellite and space vehicle business of the Electro Systems Division of Tecstar, Inc. for $7,935 in cash. The acquired business of Tecstar's Electro Systems Division manufactures electromechanical equipment for spacecraft. Based on a preliminary purchase price allocation, goodwill resulting from this acquisition is $5,715 and other intangible assets are $1,395. The purchase price allocation is expected to be finalized by the end of fiscal 2002 when valuations for fixed assets are expected to be completed. The impact from finalizing the purchase price allocation is not expected to be material.

10.    Segment Information

Below are sales and operating profit by segment for the three and nine months ended June 30, 2002 and 2001 and a reconciliation of segment operating profit to earnings before income taxes. The June 30, 2001 As Adjusted columns present sales and operating profit as though the adoption of SFAS No. 142 occurred on October 1, 2000 to conform with the current year presentation which does not include goodwill amortization.

	Three Months Ended June 30,			Nine Months Ended June 30,
		2001	2001		2001	2001
		As	As		As	As
	2002	Reported	Adjusted	2002	Reported	Adjusted
Net Sales

Aircraft Controls	$86,012	$83,732	$83,732	$262,277	$248,209	$248,209
Space Controls	26,054	26,254	26,254	84,397	76,504	76,504
Industrial Controls	65,269	69,266	69,266	186,444	194,792	194,792

Net sales	$177,335 =======	$179,252 =======	$179,252 ======	$533,118 =======	$519,505 =======	$519,505 ======

Operating Profit and Margins

Aircraft Controls	$17,542	$12,025	$12,983	$46,295	$36,303	$39,177
	20.4%	14.4%	15.5%	17.7%	14.6%	15.8%
Space Controls	2,732	3,131	3,377	11,000	8,981	9,675
	10.5%	11.9%	12.9%	13.0%	11.7%	12.6%
Industrial Controls	2,157	5,710	6,284	10,278	16,774	18,374
	3.3%	8.2%	9.1%	5.5%	8.6%	9.4%
Total operating profit	22,431	20,866	22,644	67,573	62,058	67,226
	12.6%	11.6%	12.6%	12.7%	11.9%	12.9%

Deductions from Operating Profit

Interest expense	6,306	8,146	8,146	19,980	24,300	24,300
Corporate expenses
and other	3,326	2,416	2,416	9,409	6,939	6,939

Earnings before Income Taxes
	$12,799 =======	$10,304 =======	$12,082 ======	$38,184 ======	$30,819 ======	$35,987 ======

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 29, 2001 and its quarterly reports on Form 10-Q for the quarters ended December 31, 2001 and March 31, 2002. References in the following discussion to 2003, 2002 and 2001 mean the Company's fiscal years ending September 27, 2003, ending September 28, 2002 and ended September 29, 2001, respectively.

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

Recent Acquisitions

On March 29, 2002, the Company acquired 81% of the stock of Tokyo Precision Instruments Co. Ltd. (TSS) from Mitsubishi Electric Corporation and other shareholders for $0.6 million in cash. TSS's balance sheet, which is consolidated in the Company's financial statements, included $6.1 million of funded debt and $1.6 million of cash as of March 29, 2002. As of June 30, 2002, the Company had acquired 98.8% of TSS for $0.8 million in cash. TSS manufactures high-performance industrial servovalves, hydraulic systems and pneumatic components.

On October 25, 2001, the Company purchased the net assets of the satellite and space vehicle business of the Electro Systems Division of Tecstar, Inc. for $8 million in cash. The acquired business of Tecstar's Electro Systems Division manufactures electromechanical equipment for spacecraft.

On June 8, 2001, the Company acquired the space valve business of PerkinElmer. On February 1, 2001, the Company acquired the industrial radial piston pump business of Bosch. On January 19, 2001, the Company acquired Whitton Technology which designs and manufactures industrial pumps and specialty products for producers of industrial power generating equipment. On October 31, 2000, the Company acquired Vickers Electrics which manufactures high-performance industrial electric drives.

Results of Operations

Consolidated

Net sales for the third quarter of 2002 were $177 million and included incremental sales of $3 million from industrial and space-related acquisitions, compared to $179 million for the third quarter of 2001. Net sales decreased $4 million in Industrial Controls while net sales increased $2 million in Aircraft Controls and remained constant in Space Controls. For the first nine months of 2002, net sales were $533 million and included incremental sales of $12 million from industrial and space-related acquisitions, compared to $520 million for 2001. Net sales increased $14 million in Aircraft Controls and $7 million in Space Controls while net sales decreased $9 million in Industrial Controls.

Cost of sales as a percentage of net sales decreased to 67.1% in the third quarter of 2002 from 68.9% in the third quarter of 2001 as adjusted to add back goodwill amortization (see Recent Accounting Pronouncements on page 18). Year-to-date, cost of sales as a percentage of net sales decreased to 67.8% in 2002 from 69.4% in 2001 as adjusted to add back goodwill amortization. The decrease in cost of sales as a percentage of sales is primarily due to a favorable mix in Aircraft Controls including improving profitability of business jets, in part due to a favorable $2 million third quarter adjustment related to progress made on certain scope change negotiations, and due to a higher percentage of more profitable aftermarket sales. These improvements were offset partially by weak margins from industrial markets.

Estimated costs to complete are reviewed regularly for all long-term contracts. For those contracts with anticipated losses at completion, a contract loss reserve is recorded when the loss becomes known. Additions to contract loss reserves were $9 million in the first nine months of 2002, mostly related to business jet development contracts. The Company also recorded $1 million of contract loss reserves related to acquisitions. During the first nine months of 2002, $10 million of contract loss reserves, primarily related to business jet development contracts, were utilized as costs were incurred. Contract loss reserves were also reduced by $2 million related to progress made on certain scope change negotiations for business jet development contracts. The net decrease in contract loss reserves was $4 million in the first nine months of 2001.

Research and development expenses increased to $9 million in the third quarter of 2002 from $7 million in the third quarter of 2001. Year-to-date, research and development expenses increased to $25 million in 2002 from $18 million in 2001. The higher levels of research and development related to a variety of Aircraft Controls initiatives, including a new flap actuation system for business jets, controls for unmanned combat aircraft and active vibration controls for helicopters.

As a percentage of net sales, selling, general and administrative expenses increased to 16.9% in the third quarter of 2002 from 15.8% in the third quarter of 2001. The increase primarily relates to higher personnel-related costs. Year-to-date, selling, general and administrative expenses increased to 16.6% in 2002 from 15.5% in 2001. The year-to-date increase is primarily attributable to higher personnel-related costs, including a $0.7 million charge in the second quarter related to a stock-based compensation plan for certain officers and directors, and professional fees.

Interest expense decreased to $6 million in the third quarter of 2002 from $8 million in the third quarter of 2001. Year-to-date, interest expense was $20 million in 2002 compared to $24 million in 2001. The decrease in interest expense for the quarter and year-to-date is due to lower interest rates and reduced debt levels, each contributing approximately equally to the decrease. The reduced debt levels are primarily related to the application of $39 million from the November 2001 equity offering.

The effective tax rate in the third quarter of 2002 was 23.2% compared to 30.5% in the third quarter of 2001. The lower effective tax rate resulted from approximately $1 million of additional export tax benefits that the Company claimed during the quarter on amended 1997 and 1998 U.S. tax returns. The effective tax rate for the first nine months of 2002 was 28.4% compared to 33.5% for the first nine months of 2001. In addition to the third quarter impact of the additional export tax benefits, the year-to-date effective tax rate decreased as a result of the reorganization of the Company's European operations and additional current year benefits for sales of U.S. manufactured products sold overseas.

Segment Operating Review
(dollars in millions)

	Three Months Ended June 30,			Nine Months Ended June 30,
		2001	2001		2001	2001
		As	As		As	As
Net Sales	2002	Reported	Adjusted*	2002	Reported	Adjusted*

Aircraft Controls	$86	$84	$84	$262	$248	$248
Space Controls	26	26	26	84	77	77
Industrial Controls	65	69	69	186	195	195
Total net sales	$177 =======	$179 ========	$179 ========	$533 =======	$520 ========	$520 =======

Operating Profit and Margins

Aircraft Controls	$18	$12	$13	$46	$36	$39
	20.4%	14.4%	15.5%	17.7%	14.6%	15.8%
Space Controls	3	3	3	11	9	10
	10.5%	11.9%	12.9%	13.0%	11.7%	12.6%
Industrial Controls	2	6	6	10	17	18
	3.3%	8.2%	9.1%	5.5%	8.6%	9.4%
Total operating profit	$22 =======	$21 ========	$23 ========	$68 ========	$62 ========	$67 =======
	12.6%	11.6%	12.6%	12.7%	11.9%	12.9%

Amounts may not add to the total due to rounding.

*Assumes the adoption of SFAS No. 142 occurred on October 1, 2000.

Aircraft Controls

Net sales in Aircraft Controls increased 3% to $86 million in the third quarter of 2002 from $84 million in the third quarter of 2001 as strong military aircraft sales were partially offset by a decrease in commercial aircraft sales. The increase in military aircraft sales is due to a $6 million, or 38%, increase in military aftermarket sales, a $3 million increase on the F-35 Joint Strike Fighter program as this cost-plus development contract ramps up and a $3 million increase on the F-15 fighter aircraft program related to shipments to the Company's Japanese licensee. These increases were partially offset by an $8 million decrease in Boeing OEM sales related to Boeing's reduced commercial aircraft production rates and a $2 million decrease in sales of controls for business jets. Net sales in the first nine months of 2002 in Aircraft Controls increased 6% to $262 million from $248 million in the first nine months of 2001. The increase is primarily due to a $15 million increase in military aftermarket sales, a $12 million increase in sales on fighter aircraft programs including the F-35 Joint Strike Fighter, F/A-18 E/F and F-15 programs and a $3 million increase on sales for the Blackhawk/Seahawk helicopter programs. These increases were partially offset by decreases of $5 million in Boeing OEM sales, $5 million in commercial aftermarket sales related to the reduced number of commercial airplane flights, $3 million on business jets and $2 million on flight controls for Airbus.

Operating margins for Aircraft Controls increased to 20.4% in the third quarter of 2002 from 15.5% in the third quarter of 2001 as adjusted to add back goodwill amortization. The increase is primarily due to improving profitability of business jets, in part due to a favorable $2 million third quarter adjustment related to progress made on certain scope change negotiations, and due to a higher percentage of more profitable aftermarket sales. Operating margins for Aircraft Controls also increased year-to-date to 17.7% in 2002 from 15.8% in the first nine months of 2001 as adjusted to add back goodwill amortization. The year-to-date operating margins increased primarily as a result of the higher levels of military aftermarket sales, improving margins on business jets and better margins on sales of the F/A-18 E/F as production rates increase.

Twelve-month backlog for Aircraft Controls was $225 million at June 30, 2002 compared to $221 million at June 30, 2001. The increase is due to an increase in backlog for the F-35 Joint Strike Fighter as well as increases for other military aircraft programs, partially offset by a decrease in backlog for commercial aircraft.

Space Controls

Net sales in Space Controls were $26 million in the third quarters of 2002 and 2001, and the mix of sales remained fairly consistent. On a year-to-date basis, net sales in Space Controls increased 10% to $84 million in 2002 from $77 million in 2001. The increase in sales is due to increases of $6 million for satellite controls primarily related to acquisitions, $4 million on the Space Shuttle refurbishment effort and $4 million on the Hellfire tactical missile program. These increases are partially offset by a $7 million decrease in sales of controls for launch vehicles related to the wind down on the Titan IV program and lower development activity on Evolved Expendable Launch Vehicle programs.

Operating margins for Space Controls decreased to 10.5% in the third quarter of 2002 from 12.9% in the third quarter of 2001 as adjusted to add back goodwill amortization. The lower margin relates to adverse cost experience with some of the products purchased from PerkinElmer in addition to cost increases in the space mechanisms product line. Year-to-date operating margins for Space Controls increased to 13.0% in 2002 from 12.6% in 2001 as adjusted to add back goodwill amortization. Increases due to higher volume on the Space Shuttle refurbishment effort and favorable cost performance on the Crew Return Vehicle and tactical missile programs such as Hellfire, TOW and AGM-142 Popeye, which is near completion, were partially offset by decreases related to the PerkinElmer acquisition and cost increases on the space mechanisms product line.

Twelve-month backlog for Space Controls was $69 million at June 30, 2002 compared to $76 million at June 30, 2001. The decrease is primarily attributable to the AGM-142 Popeye program which is nearly complete as of June 30, 2002.

Industrial Controls

Net sales in Industrial Controls decreased 6% to $65 million in the third quarter of 2002 from $69 million in the third quarter of 2001. Net sales in the third quarter of 2002 included $2 million of sales from the TSS acquisition and a $1 million beneficial impact related to the stronger Euro currency. Excluding these two factors, sales would have decreased 10%. The decrease in sales, resulting from a general economic softening in industrial markets, included a $3 million decrease related to the plastic injection molding machinery market, a $2 million decrease for electric drives, a $2 million decrease for turbines and a $2 million decrease for motion simulators. These decreases in sales were partially offset by a $4 million increase in sales of combat controls for military vehicles. Year-to-date, net sales for Industrial Controls decreased 4% to $186 million in 2002 from $195 million in 2001. Excluding year-to-date incremental sales from acquisitions, sales decreased $16 million. The decrease in sales is due to a $6 million decrease for controls for plastic injection molding machinery, a $6 million decrease for motion simulators and a $5 million decrease for electric drives. These decreases are partially offset by an $8 million increase for combat controls.

Operating margins for Industrial Controls decreased to 3.3% in the third quarter of 2002 from 9.1% in the third quarter of 2001 as adjusted to add back goodwill amortization. Year-to-date operating margins decreased to 5.5% in 2002 from 9.4% in 2001 as adjusted to add back goodwill amortization. These decreases resulted from low volume in industrial markets and an unfavorable product mix.

Twelve-month backlog for Industrial Controls was $76 million at June 30, 2002 compared to $71 million at June 30, 2001. Excluding the impact of the acquisition of TSS and foreign currency exchange, backlog decreased by $4 million primarily due to generally soft industrial markets.

Financial Condition and Liquidity

Cash on hand was $16 million at June 30, 2002 compared to $14 million at September 29, 2001. Cash flow from operations was $33 million for the first nine months of 2002 compared to $31 million for the first nine months of 2001. The Company expects cash flow from operations in 2002 to approximate the same level as in 2001.

The Company's credit facility consists of a term loan payable quarterly through 2005, which had a balance of $49 million at June 30, 2002, and a $265 million revolver of which $145 million was outstanding at June 30, 2002. The credit facility expires in December 2005. Interest on the credit facility is LIBOR plus a spread that was 175 basis points on June 30, 2002. The credit facility is secured by substantially all of the Company's U.S. assets. The credit facility contains various covenants that adjust over the term of the facility. As of June 30, 2002, the covenant for minimum Consolidated Net Worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, was $200 million; the covenant for minimum Interest Coverage Ratio, defined as the ratio as of the last day of any fiscal quarter of Adjusted EBITDA to total interest expense in each case for the four-fiscal quarter period then ended, was 2.6; the covenant for minimum Fixed Charge Coverage Ratio, defined as the ratio as of the last day of any fiscal quarter of (i) Adjusted EBITDA minus capital expenditures in each case for the four fiscal quarter period then ended to (ii) the sum of interest expense, provision for taxes and regularly scheduled principal payments on debt for such four-fiscal quarter periods, was 1.1; and the covenant for the maximum Leverage Ratio, defined as the ratio as of the last day of any fiscal quarter of total debt (including letters of credit) less aggregate cash balances to adjusted EBITDA for the four-fiscal quarter period then ended, was 4.25. Adjusted EBITDA is defined as (i) the sum for the period covered of net income, interest expense, provisions for taxes based on income, total depreciation expense, total amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income for such period. Additionally, the credit facility limits capital expenditures to $26 million in 2002 and restricts the payment of cash dividends to common stockholders. As of June 30, 2002, the Company was in compliance with all covenants.

At June 30, 2002, the Company had $130 million of unused borrowing capacity under short and long-term lines of credit, including $116 million from the credit facility. Total debt decreased to $337 million at June 30, 2002 from $373 million at September 29, 2001. The reduction in debt primarily resulted from the net proceeds of $39 million from the November 2001 equity offering used to repay outstanding debt as well as $11 million of additional reductions in debt related to cash flow from operations, partially offset by the $8 million purchase price for Tecstar and $5 million related to the TSS acquisition. Long-term debt to capitalization decreased to 49% at June 30, 2002 from 59% at September 29, 2001 primarily as a result of the equity offering.

Capital expenditures for the first nine months of 2002 were $19 million compared with depreciation and amortization of $19 million for the first nine months of 2002. Capital expenditures were $19 million for the first nine months of 2001 and are expected to approximate $25 million for 2002.

The Company believes that its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet its operating needs.

Recent Accounting Pronouncements

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on October 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment at least annually at the reporting unit level. Identifiable intangible assets acquired in a business combination are amortized over their useful lives unless their useful lives are indefinite, in which case those intangible assets are tested for impairment annually and not amortized unless their lives are subsequently determined to be finite. The Company completed its transitional goodwill impairment test and no impairment loss accrual was necessary. No reclassification of identifiable intangible assets apart from goodwill was necessary as a result of the adoption of SFAS No. 142.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. It rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related taxes. Upon adoption, the criteria in APB Opinion 30 will be used to classify such gains and losses. Gains or losses on extinguishment of debt that were classified as extraordinary in prior periods presented that do not meet Opinion 30 criteria for classification as extraordinary must be reclassified into earnings from operations. SFAS No. 145 also rescinds SFAS No. 64, which amended SFAS No. 4, and SFAS No. 44, which established accounting requirements for the transition of the Motor Carrier Act of 1980, which has been completed. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company must adopt this standard by fiscal 2003. The Company believes that this standard will not have a material impact on its results of operations and financial condition.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Company must adopt this standard for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the effect that this standard will have on its results of operations and financial condition.

Outlook

The Company has updated its outlook for 2002 from the discussion in its Form 10-Q for the quarter ended March 31, 2002 filed May 15, 2002. Net sales are expected to approximate $722 million compared to $725 million previously expected. This $3 million decrease consists of a $6 million downward adjustment in Aircraft Controls primarily related to Boeing OEM sales, a $1 million upward adjustment in Space Controls and a $2 million upward adjustment in Industrial Controls related to combat controls. Sales in Aircraft Controls in 2002 are expected to approximate $356 million, a 5% increase over 2001 sales of $340 million. This increase reflects higher sales for military aftermarket, the ramp up on the F-35 Joint Strike Fighter aircraft program and increasing production on the F/A-18 E/F program, partially offset by lower sales of controls for commercial aircraft resulting from lower production rates at Boeing and Airbus. Sales in Space Controls in 2002 are expected to approximate $114 million, an 11% increase over 2001 sales of $103 million. This increase reflects the ramp up of work on the Space Shuttle refurbishment program and increased sales of controls for satellites, due primarily to acquisitions. Sales in Industrial Controls in 2002 are expected to approximate $252 million, a 3% decrease from 2001 sales of $261 million. This decrease reflects decreases in sales of controls for plastics injection molding machinery, motion simulators and electric drives, partially offset by an increase in sales of combat controls for military vehicles.

Net sales are forecasted to grow to $764 million in 2003, a 6% increase over 2002. Sales are expected to increase in Aircraft Controls and Industrial Controls and decrease in Space Controls. Aircraft Controls sales are expected to increase 8% to $386 million in 2003. The increase reflects growth in the military aircraft business, primarily related to the build up on the F-35 Joint Strike Fighter aircraft program. Also, V-22 tiltrotor sales are expected to increase as a result of rebuilding swashplate actuators to the latest customer specifications. These increases are expected to be partially offset by a $10 million decrease in Boeing OEM sales related to Boeing's reduced production rates. Space Controls sales are expected to decrease 9% to $104 million in 2003. The decrease reflects a $10 million decrease in tactical missile sales due to lower sales for Hellfire and the recently-ended AGM-142 and a $7 million decrease related to lower production on the Crew Return Vehicle.  These decreases are expected to be partially offset by increases on the Ground-based Mid-course Defense initiative and Ground-Based Interceptor program. Industrial Controls sales are expected to increase 9% to $274 million in 2003. Approximately half of the increase assumes a continuation of the current level of business with some small improvements in sales for combat controls and metal forming and material handling machinery, partially offset by a decline in sales for turbines. The other half of the increase assumes the current Euro, British Pound and Yen exchange rate levels prevail throughout 2003. Approximately $190 million of forecasted 2003 Industrial Controls sales are denominated in these foreign currencies.

Operating margins for 2002 are expected to be 12.6%, unchanged from the previous outlook, compared to 12.8% in 2001 as adjusted to add back goodwill amortization. Aircraft Controls operating margins are expected to be 18.0% in 2002 compared to 16.4% in the previous outlook and 15.6% in 2001 as adjusted to add back goodwill amortization. These increases reflect the continuation of the third quarter's strong level of operating margins on military aftermarket sales, improving margins on the F/A-18 E/F as production rates increase and improving margins on business jet development programs. Space Controls operating margins are expected to be 12.4% in 2002 compared to 13.6% in the previous outlook and 12.9% in 2001 as adjusted to add back goodwill amortization. The decrease in margins reflects the adverse cost experience associated with some of the products of the PerkinElmer acquisition and cost increases on the space mechanisms product line. Industrial Controls operating margins are expected to be 5.1% in 2002 compared to 6.7% in the previous outlook and 9.1% in 2001 as adjusted to add back goodwill amortization. The decreases in margins reflect the continuation of low volume in the industrial markets.

Operating margins for 2003 are expected to decrease to 12.1%. Aircraft Controls operating margins are expected to decrease to 15.5%, reflecting higher volume on the cost-plus F-35 Joint Strike Fighter aircraft program which carries modest margins. Space Controls operating margins are expected to decrease to 11.5% on 9% lower sales. Industrial Controls operating margins are expected to increase to 7.5% as a result of cost reduction initiatives that have been largely implemented and slightly higher sales.

The outlook for 2002 earnings per share has not changed from the previous outlook. Earnings per share are expected to be $2.49 in 2002 compared to $2.45 in 2001 as adjusted to add back goodwill amortization.

An increase in 2003 sales and lower non-operating expenses, which include interest and corporate expense, are expected to offset lower operating margins in 2003, resulting in a 10% increase in earnings per share to $2.75 in 2003.

Depreciation and amortization are expected to equal capital expenditures of $25 million in 2003. The Company plans to reduce debt by $17 million in 2003, which takes into account a $7 million increase in pension contributions in 2003 over 2002.

Cautionary Statement

Information in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, specifically in the section entitled "Outlook," and elsewhere in this Form 10-Q that does not consist of historical facts, including statements accompanied by or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume" and "assume," are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles and demand for capital goods, (ii) the Company's dependence on government contracts that may not be fully funded or may be terminated, (iii) the Company's dependence on certain major customers, such as The Boeing Company, for a significant percentage of its sales, (iv) the Company's dependence on the commercial aircraft industry which is highly cyclical and sensitive to fuel price increases, labor disputes, and economic conditions and which is currently experiencing decreased demand for air travel following the September 11, 2001 terrorist attacks on the United States, (v) the possibility that advances in technology could reduce the demand for certain of the Company's products, specifically hydraulic-based motion controls, (vi) the use of electronic auctions by customers to award business, (vii) intense competition on the Company's business which, depending on product line, may require the Company to compete by lowering prices or by offering more favorable terms of sale, (viii) the Company's significant indebtedness which could limit its operational and financial flexibility, (ix) a write-off of all or part of the Company's goodwill which could adversely affect the Company's operating results and net worth and cause it to violate covenants in its bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event that the Company is not in compliance with regulations relating to defense industry contracting, (xi) the potential for cost overruns on development jobs and fixed-price contacts and the risk that actual results may differ from estimates used in contract accounting, (xii) the Company's ability to successfully identify and consummate acquisitions and integrate the acquired businesses, (xiii) the possibility of a catastrophic loss of one or more of the Company's manufacturing facilities, (xiv) the impact of product liability claims related to the Company's products used in applications where failure can result in significant property damage, injury and death, (xv) foreign currency fluctuations in those countries in which the Company does business and other risks associated with international operations, and (xvi) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's Annual Report on Form 10-K for the year ended September 29, 2001 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding this market risk information.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a.	Exhibits
	99.1	Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
_________________________ (Registrant)

Date: August 2, 2002	By S/Robert T. Brady/S Robert T. Brady Chairman Chief Executive Officer

Date: August 2, 2002	By S/Robert R. Banta/S Robert R. Banta Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2002	By S/Donald R. Fishback/S Donald R. Fishback Controller (Principal Accounting Officer)