Form 10-K
period 2002-09-28
MOOG INC
filed 2002-12-16
CIK 67887

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    √               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes     No    √

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the New York Stock Exchange on March 29, 2002, the last business day of the registrant's most recently completed second quarter, was approximately $389 million.

The number of shares of Common Stock outstanding as of the close of business on December 4, 2002 was:
Class A 13,060,694; Class B 2,109,392.

The documents listed below have been incorporated by reference into this Annual Report on Form 10-K:
(1) Portions of the Annual Report to Shareholders for the fiscal year ended September 28, 2002 (the "2002 Annual Report") are incorporated by reference into Part I of this Form 10-K.

(2) Portions of the January 2003 Proxy Statement to Shareholders (the "2003 Proxy") are incorporated by reference into Part III of this Form 10-K.

Moog Inc.

FORM 10-K INDEX

PART I			PAGE
	Item 1 -	Business	23
	Item 2 -	Properties	24
	Item 3 -	Legal Proceedings	24
	Item 4 -	Submission of Matters to a	24
		Vote of Security Holders
PART II
	Item 5 -	Market for the Registrant's	24
		Common Equity and Related
		Stockholder Matters
	Item 6 -	Selected Financial Data	25
	Item 7 -	Management's Discussion and	26-33
		Analysis of Financial Condition
		and Results of Operations
	Item 7A -	Quantitative and Qualitative	33
		Disclosures About Market Risk
	Item 8 -	Financial Statements and	34-50
		Supplementary Data
	Item 9 -	Changes in and Disagreements with	50
		Accountants on Accounting and
		Financial Disclosure
PART III
	Item 10 -	Directors and Executive Officers	50-51
		of the Registrant
	Item 11 -	Executive Compensation	52
	Item 12 -	Security Ownership	52
		of Certain Beneficial
		Owners and Management
	Item 13 -	Certain Relationships and	52
		Related Transactions
	Item 14 -	Controls and Procedures	52

PART IV
	Item 15 -	Exhibits, Financial Statement	52-54
		Schedules, and Reports
		on Form 8-K

Cautionary Statement

Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as "may," "will," "should," "believes," "expects," "expected," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume" and "assume," are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles and demand for capital goods, (ii) the Company's dependence on government contracts that may not be fully funded or may be terminated, (iii) the Company's dependence on certain major customers, such as The Boeing Company, for a significant percentage of its sales, (iv) the Company's dependence on the commercial aircraft industry which is highly cyclical and sensitive to fuel price increases, labor disputes, and economic conditions, (v) the possibility that advances in technology could reduce the demand for certain of the Company's products, specifically hydraulic-based motion controls, (vi) the use of electronic auctions by customers to award business, (vii) intense competition on the Company's business which may require the Company to compete by lowering prices or by offering more favorable terms of sale, (viii) the Company's significant indebtedness which could limit its operational and financial flexibility, (ix) higher pension costs and increased cash funding requirements which could occur in future years if future actual plan results differ from assumptions used for the Company's Defined Benefit Pension Plans, including returns on plan assets and interest rates, (x) a write-off of all or part of the Company's goodwill which could adversely affect the Company's operating results and net worth and cause it to violate covenants in its bank agreements, (xi) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event the Company does not comply with regulations relating to defense industry contracting, (xii) the potential for cost overruns on development jobs and fixed-price contracts and the risk that actual results may differ from estimates used in contract accounting, (xiii) the Company's ability to successfully identify and consummate acquisitions and integrate the acquired businesses, (xiv) the possibility of a catastrophic loss of one or more of the Company's manufacturing facilities, (xv) the impact of product liability claims related to the Company's products used in applications where failure can result in significant property damage, injury or death, (xvi) foreign currency fluctuations in those countries in which the Company does business and other risks associated with international operations, and (xvii) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

Part I

The Registrant, Moog Inc., a New York corporation formed in 1951, is referred to in this Annual Report on Form 10-K as "Moog," "the Company" or in the nominative "we" or the possessive "our."

ITEM 1. Business.

Certain information required herein is incorporated by reference to the 2002 Annual Report.

Description of the Company's Business. See pages 2 through 19 of the 2002 Annual Report.

Distribution. Moog's sales and marketing organization consists of individuals possessing highly specialized technical expertise. This expertise is required in order to effectively evaluate a customer's precision control requirements and to facilitate communication between the customer and Moog's engineering staff. Moog's sales staff is the primary contact with customers. Manufacturers' representatives are used to cover certain domestic aerospace markets. Distributors are used selectively to cover certain industrial markets.

Industry and Competitive Conditions. The Company is a leading worldwide designer and manufacturer of a broad range of high performance precision motion and fluid controls and control systems for a broad range of applications in the aircraft, space and industrial markets. The Company experiences considerable competition in each of these three markets.

Many of our competitors have greater financial and other resources. In Aircraft Controls, the Company's principal competitors include Parker Hannifin Corporation, Curtiss-Wright Corporation, Liebherr-Holding GmbH, Lucas Aerospace Power Equipment Corporation, a subsidiary of Goodrich Aeronautical Systems, formerly TRW Flight Controls, and Teijin Seiki Co., Ltd. In Space Controls, the Company's principal competitors include Valve Tech Inc., Vacco Industries, Inc., Honeywell International Inc., Starsys and Textron. In Industrial Controls, competitors include Bosch Rexroth AG, Siemens, Pacific Scientific Company and Yaskawa Electric Corporation.

Competition in each market served is based upon design capability, product performance and life, service, price and delivery time. The Company believes it competes effectively on all of these bases.

Backlog. Substantially all backlog will be realized as sales in the next twelve months. Also see the discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 26 of this report.

Raw Materials. Materials, supplies and components are purchased from numerous suppliers. The Company believes the loss of any one supplier, although potentially disruptive in the short term, would not materially affect the Company's operations in the long term.

Working Capital. See the discussion on operating cycle in Note 1 of Item 8, Financial Statements and Supplementary Data, on page 38 of this report.

Seasonality. Moog's business is generally not seasonal.

Patents. Moog has numerous patents and has filed applications for others. While the protection afforded by these is of value, the Company does not consider the successful conduct of any material part of its business to be dependent upon such protection. The Company's patents and patent applications, including U.S. and international patents, relate to electrohydraulic, electropneumatic and electromechanical actuation mechanisms and control valves, electronic control component systems and interface devices. The Company has trademark and trade name protection in major markets throughout the world.

Research Activities. Research and product development activity has been and continues to be significant to the Company. See Item 6, Selected Financial Data, on page 25 of this report.

Employees. On September 28, 2002, the Company employed 4,817 full-time employees, compared to 4,901 full-time employees on September 29, 2001.

Segment Financial Information. See the discussion in Note 12 of Item 8, Financial Statements and Supplementary Data, on pages 47 and 48 of this report.

Customers. The information required herein is incorporated by reference to pages 2 through 20 of the 2002 Annual Report. Also see pages 26 and 47 of this report. The Company's customers fall into three groups, Original Equipment Manufacturer (OEM) customers of its aircraft and space businesses, OEM customers of its industrial business, and aftermarket customers in all three businesses. Aircraft and space OEM customers collectively represented 45% of fiscal 2002 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of the Company's relationships with aircraft and space OEM customers are based on long-term agreements. The Company's sales of industrial controls are to a diversity of customers around the world and are normally based on lead times of 90 days or less. The Company also provides spare and replacement parts and repair and overhaul services, or aftermarket, for most of its product applications. The Company's major aftermarket customers include the U.S. government and the commercial airlines.

The Boeing Company represented approximately 14% of consolidated sales in 2002, including sales to the Boeing Commercial Airplane Group which represented 8% of fiscal 2002 sales. Sales to the U.S. Government and its prime- or sub-contractors, including military sales to Boeing, were approximately 33% of sales. Sales to these customers are made primarily from Aircraft Controls and Space Controls.

International Operations. Operations outside the United States are conducted through wholly-owned foreign companies. The Company's international operations are located predominantly in Europe and the Asian-Pacific region. See pages 48 and 53 of this report. The Company's international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.

Environmental Matters. See the discussion in Note 13 of Item 8, Financial Statements and Supplementary Data, on page 48 of this report.

ITEM 2. Properties.

The Company occupies approximately 2,448,000 square feet of space in the United States and countries throughout the world, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total
Aircraft Controls	956,000	154,000	1,110,000
Space Controls	216,000	108,000	324,000
Industrial Controls	522,000	454,000	976,000
Corporate Headquarters	-	38,000	38,000
Total	1,694,000	754,000	2,448,000

Aircraft Controls has principal manufacturing facilities located in New York, California, Utah, England and the Philippines. Space Controls has primary manufacturing facilities located in New York and California. Industrial Controls has principal manufacturing facilities located in New York, Germany, Italy, Japan, Ireland and Luxembourg. The Company's headquarters are located in East Aurora, New York.

The Company believes that its properties have been adequately maintained and are generally in good condition. Operating leases expire at various times from December 2003 through November 2013. Upon the expiration of its current leases, the Company believes that it will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

ITEM 3. Legal Proceedings.

From time to time, the Company is named as a defendant in legal actions. The Company is not a party to any pending legal proceedings which management believes will result in a material adverse effect on the Company's financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

Moog's two classes of common shares, Class A Common Stock and Class B Common Stock, are traded on the New York Stock Exchange (NYSE) under the ticker symbols MOG.A and MOG.B. The following chart sets forth, for the periods indicated, the high and low sales prices of the Class A Common Stock and Class B Common Stock on the NYSE beginning August 27, 2001 and on the American Stock Exchange (AMEX) prior to August 27, 2001. Prior to August 27, 2001, Moog's two classes of common shares were traded on the AMEX under the same ticker symbols. Prices prior to the September 21, 2001 three-for-two split of the Company's Class A and Class B Common stock effected in the form of a stock distribution have been restated.

	Quarterly Stock Prices
Fiscal Year Ended	Class B		Class A
	High	Low	High	Low
Sept. 28, 2002
1st Quarter	$27.40	$26.75	$24.00	$19.10
2nd Quarter	32.15	27.05	33.55	21.34
3rd Quarter	40.01	31.25	42.88	30.19
4th Quarter	41.00	34.00	42.63	26.55

Sept. 29, 2001
1st Quarter	$27.00	$27.00	$20.54	$16.75
2nd Quarter	28.67	27.00	25.50	18.75
3rd Quarter	27.67	27.00	25.97	22.13
4th Quarter	27.67	27.00	24.93	21.49

The number of shareholders of record of Class A Common Stock and Class B Common Stock was 1,297 and 615, respectively, as of December 4, 2002.

Dividend restrictions are detailed in Note 7 of Item 8, Financial Statements and Supplementary Data, on page 41 of this report. The Company does not pay dividends on its Class A Common Stock or Class B Common Stock.

ITEM 6. Selected Financial Data.

For a more detailed discussion of 2000 through 2002, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 26 through 33 of this report and Item 8, Financial Statements and Supplementary Data, on pages 34 through 50 of this report.

(dollars in thousands except per share data)

	Fiscal Years	2002(1)	2001(2)	2000	1999(3)	1998(4)

	RESULTS FROM OPERATIONS
	Net sales	$718,962	$704,378	$644,006	$630,034	$536,612

	Net earnings	$37,599	$27,938	$25,400	$24,431	$19,268

	Net earnings per share (5)
	Basic	$2.54	$2.13	$1.92	$1.82	$1.55
	Diluted	$2.50	$2.11	$1.90	$1.80	$1.51

	Weighted-average shares outstanding (5)
	Basic	14,809,846	13,095,770	13,242,966	13,391,054	12,422,961
	Diluted	15,033,596	13,250,117	13,362,936	13,571,186	12,765,753
	FINANCIAL POSITION
	Total assets	$885,547	$856,541	$791,705	$798,476	$559,325
	Working capital	271,898	257,379	247,625	224,967	226,190
Indebtedness	- senior	196,463	253,329	246,289	256,110	85,614
	- senior subordinated	120,000	120,000	120,000	120,000	120,000
	Shareholders' equity	300,006	235,828	222,554	211,770	191,008
	Shareholders' equity per common share outstanding (5)	19.81	18.04	16.97	15.85	14.26
	SUPPLEMENTAL FINANCIAL DATA
	Capital expenditures	$27,280	$26,955	$23,961	$26,439	$22,688
	Depreciation and amortization	25,597	31,693	30,443	30,602	22,665
	R&D - Company funded	33,035	26,461	21,981	33,306	27,487
	- customer funded	30,892	27,631	18,624	14,367	15,440
	Twelve-month backlog	364,574	364,331	345,333	336,857	314,253
	RATIOS
	Net return on sales	5.2%	4.0%	3.9%	3.9%	3.6%
	Return on shareholders' equity	14.0%	12.2%	11.7%	12.1%	12.6%
	Current ratio	2.46	2.38	2.59	2.24	2.87
	Debt to shareholders' equity	1.05	1.58	1.65	1.78	1.08
	Long-term senior debt to capitalization(6)	28.2%	38.6%	39.8%	40.9%	20.4%
	Long-term debt to capitalization(6)	48.7%	59.3%	60.9%	62.3%	51.1%
(1)	Includes the effects of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the effects of the Class A common stock offering completed in November 2001 and fiscal 2002 acquisitions. See Notes 1, 2, 6 and 11 to the Consolidated Financial Statements.
(2)	Includes the effects of the fiscal 2001 acquisitions. See Note 2 to the Consolidated Financial Statements.
(3)	Includes the effects of the Raytheon Aircraft Montek acquisition and the acquisition of a 75% shareholding of Hydrolux Sarl.
(4)	Includes the effects of the Class A common stock offering and the acquisition of Schaeffer Magnetics.
(5)	Share and per share data prior to the September 21, 2001 three-for-two split of the Company's Class A and Class B common stock have been restated.
(6)	Capitalization is equal to the sum of total long-term debt, excluding current maturities, and shareholders' equity.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

Overview

Moog is a leading worldwide designer and manufacturer of a broad range of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and industrial markets. In 2002, approximately 42% of the Company's sales were related to military defense or government funded programs. The Company has three operating segments.

Aircraft Controls designs and manufactures technologically advanced flight and engine controls for manufacturers of military and commercial aircraft. Moog supplies flight controls for major, in-production military aircraft, including the U.S. Navy's F/A-18E/F Super Hornet fighter aircraft, the V-22 Osprey tiltrotor aircraft and the F-15 Eagle. The Company is the contract lead for developing flight controls for the System Development and Demonstration phase of the F-35 Joint Strike Fighter program, teaming with Parker Hannifin, Hamilton Sundstrand and Curtiss-Wright. The F-35 is the next generation fighter aircraft to be used by all three branches of the U.S. military and several foreign governments. The Company is a supplier to both commercial large body aircraft manufacturers, The Boeing Company and EADS, and business aircraft manufacturers including Raytheon Company and Bombardier Inc. Aftermarket sales, including repairs and spare parts, represented 39% of Aircraft Controls revenues in 2002.

Space Controls designs and manufactures controls and systems that control the flight, positioning or thrust of tactical and strategic missiles, launch vehicles, satellites and NASA's Space Shuttle. Customers include Alliant Techsystems Inc., Lockheed Martin, Astrium Ltd., Raytheon and Boeing. Moog participates on tactical missile programs such as AGM-142 Popeye, VT-1, Hellfire and TOW, missile defense programs such as the Ground-Based Midcourse Defense program, or GMD, the Space Station Crew Return Vehicle and the Atlas and Delta Evolved Expendable Launch Vehicles.

Industrial Controls designs and manufactures hydraulic and electric controls used in a variety of industrial applications. Product applications include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills, fatigue testing machines, motion simulators and gun and turret positioning and ammunition-loading systems on combat vehicles.

On November 20, 2001, the Company completed the sale of 1,980,000 Class A common shares at $21.00 per share. The net proceeds to the Company of $39 million were used to repay outstanding debt. On September 21, 2001, the Company distributed Class A and B common stock in a three-for-two stock split effected in the form of a 50% stock distribution. Share and per share amounts included herein have been restated where applicable to show the effects of the stock split.

2002 Acquisitions

On March 29, 2002, the Company acquired 81% of the stock of Tokyo Precision Instruments Co. Ltd. (TSS) from Mitsubishi Electric Corporation and other shareholders for $0.6 million in cash. TSS's balance sheet, which is consolidated in the Company's financial statements, included $4 million of net funded debt and $2 million of cash as of March 29, 2002. As of September 28, 2002, the Company had acquired 98.8% of TSS for $0.8 million. TSS manufactures high-performance servovalves, hydraulic systems and pneumatic components for a variety of industrial applications.

On October 25, 2001, the Company purchased the net assets of the satellite and space vehicle business of the Electro Systems Division of Tecstar, Inc. for $8 million in cash. The acquired business of Tecstar's Electro Systems Division manufactures electromechanical equipment for spacecraft.

Critical Accounting Policies - Estimates or Judgments

The Company's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by management's application of accounting policies, which are discussed in Note 1 to the Consolidated Financial Statements. The Company's critical accounting policies relate to revenue recognition on long-term contracts, contract loss reserves, reserves for inventory valuation, review for impairment of goodwill, pension assumptions and deferred tax asset valuation allowances. These critical accounting policies were reviewed with the Audit Committee of the Company's Board of Directors.

Revenue Recognition on Long-Term Contracts. In 2002, 43% of the Company's sales were accounted for using the percentage of completion (cost-to-cost) method of accounting for long-term contracts which recognizes sales and costs as work is performed in advance of the delivery of the product. The percentage of completion (cost-to-cost) method of accounting is used primarily on the Company's aircraft and space contracts, which typically have longer performance cycles, resulting in the matching of sales with costs as they are incurred throughout the duration of the contract. The remaining 2002 sales were recognized when the risks and rewards of ownership and title to the product transferred to the customer, principally as units were shipped.

Percentage of completion (cost-to-cost) accounting for long-term contracts requires a disciplined cost estimating system in which all functions of the business are integrally involved. The Company believes it has adequate systems and procedures that result in complete and accurate cost estimates by contract. These cost estimates rely on engineering and manufacturing assessments of progress achieved against technical or performance milestones, and are validated using applicable product or project cost history.

Contract prices, or contract values, are generally based on the terms and conditions specified in the contract or in the related customer purchase orders. However, the effort required under a contract can change during the performance period. These changes are typically in the form of a directed scope change from the customer, or a claim by the Company for an adjustment to the contract value based upon requirements that are different from the contract's baseline requirements. The Company includes an estimate of scope changes or claims in the contract value for purposes of revenue recognition only when that amount can be reliably estimated and when realization is considered probable. At September 28, 2002, approximately $5.7 million of unnegotiated scope changes or claims were included in contract values used in the determination of 2002 sales and operating profit.

The Company reviews contract cost estimates and contract values, including unnegotiated claims and scope changes, on a quarterly basis. As a result of these reviews, sales and costs of sales are appropriately recorded in the statement of earnings to reflect the most current assessment of each contract's percentage of completion.

Contract Loss Reserves. For contracts in which the estimated costs at completion, exclusive of allocated general and administrative period costs, exceed the estimated contract value, a loss reserve for the entire remaining loss is recorded when the loss becomes known. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet customers' specifications. The determination of contract loss reserves is made on a specific contract basis and, therefore, no general reserves are maintained.

Once established, the amount of the loss reserve is reviewed at least quarterly and adjusted, if necessary, based on progress made and on updated cost estimates including a current assessment of any remaining risks.

Provisions for losses on contracts are reflected in the statement of earnings as additional cost of sales. As costs are incurred, the previously established contract loss reserve included in current liabilities is reduced. As of September 28, 2002, contract loss reserves were $13.9 million.

Reserves for Inventory Valuation. As of September 28, 2002, inventories represent approximately 18% of total assets and 35% of current assets. Inventories are stated at lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation and exclude amounts allocated to long-term contracts in progress.

The Company records valuation reserves to provide for slow-moving or obsolete inventory or to reduce inventory to net realizable value.

For slow-moving or obsolete inventory, the Company uses both a formula-based method that increases the valuation reserve as the inventory ages and, supplementally, a specific identification method. Determining the appropriate reserve for inventory valuation requires significant knowledge of the business. Management considers overall inventory levels in relation to firm customer backlog as well as forecasted demand including consideration of aftermarket sales. Inventory obsolescence reserves also consider issues such as low demand or technological obsolescence. The Company's inventory valuation reserve represents a reduction in inventory cost which creates a new cost basis of accounting. The reserve amount is maintained in a general ledger account separate from the gross inventory cost. Once a reserve is established for an inventory item, it is removed upon the subsequent use or disposition of the item. As of September 28, 2002, the reserve for inventory valuation was $27.5 million, or 14% of gross inventories.

Reviews for Impairment of Goodwill. The Company adopted the provisions of Statement of Financial Accounting Standards Board (SFAS) No. 142, "Goodwill and Other Intangible Assets," on October 1, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is reviewed for impairment at least annually at the reporting unit level. As of September 28, 2002, the Company had $192.9 million of goodwill.

In testing for impairment of goodwill, companies are required to allocate goodwill among reporting units, estimate fair values of those reporting units and determine their carrying values. The Company's reporting units are the operating segments used for segment reporting: Aircraft Controls, Space Controls and Industrial Controls. This determination was made based on the similarities of the components of these groups as well as the components not qualifying as businesses themselves.

The process of evaluating the Company's goodwill for potential impairment is subjective and requires significant estimates. These estimates include judgments about future cash flows of the reporting units and allocations of commonly shared assets to the reporting units, as well as the estimates of the Company's cost of capital that was used to discount projected future cash flows.

Based on the discounted present values of the projected cash flows, management concluded that there is no impairment of the Company's goodwill.

Pension Assumptions. The Company maintains defined benefit plans covering substantially all employees in six countries. The U.S. plans represent 83% of the consolidated projected benefit obligation as of September 28, 2002. The accounting for these plans is based in part on certain assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used.

The assumption for return on assets reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumed return on assets of 9.5% used in 2002 for the U.S. plans was determined with reference to the fund's investment mix as of September 29, 2001 of 75% equities and 25% fixed income securities, along with forecasted rates of return on these types of securities. Had the Company selected a return on assets that was 100 basis points lower, pension expense for U.S. plans for 2002 would have been $2 million higher than the amount recorded. The return on assets that will be used in 2003 is 8.5% for U.S. plans.

In addition to the return on assets assumption, assumptions for the rate of compensation increase and discount rate were made. The rate of compensation increase used in determining the 2002 pension cost was 3.7% for the U.S. plans and was determined using a long-term projection for inflation in addition to real wage increase assumptions. The discount rate used in determining the 2002 pension cost was 7.0% for U.S. plans. Consistent with prior years, the Company used the AA corporate bond rate as the discount rate for U.S. plans. At September 28, 2002, the discount rate used to value the projected benefit obligation was 6.9%.

Deferred Tax Asset Valuation Allowances. As of September 28, 2002, the Company had total gross deferred tax assets of $61.4 million. These assets relate principally to domestic liabilities or asset valuation reserves including pension and vacation accruals, inventory obsolescence, bad debt reserves and contract loss reserves. The Company believes that based on recent historical earnings performance and current projections, a valuation allowance is not required against the domestic portion of these deferred tax assets, which totaled $49.7 million as of September 28, 2002.

Deferred tax assets recorded as of September 28, 2002 by the Company's foreign subsidiaries totaled $11.7 million, of which $5.5 million relates to net operating losses. The Company has a $2.4 million valuation allowance recorded against this asset as of September 28, 2002 representing 44% of the gross asset related to net operating losses. Management believes this reserve is adequate after considering recent operating performance, future financial projections, tax planning strategies and the allowable tax carryforward period.

MOOG INC.
Results of Operations

Fiscal Years Ended
(dollars in millions)	September 28, 2002	September 29, 2001 As Reported	September 29, 2001 As Adjusted (1)	September 30, 2000 As Reported	September 30, 2000 As Adjusted (1)

NET SALES
Aircraft Controls	$359	$340	$340	$312	$312
Space Controls	107	103	103	112	112
Industrial Controls	253	261	261	220	220
Net sales	$719	$704	$704	$644	$644
OPERATING PROFIT AND MARGINS
Aircraft Controls	$65	$49	$53	$43	$47
	18.2%	14.5%	15.6%	13.8%	15.1%
Space Controls	12	12	13	12	13
	11.5%	11.9%	12.9%	10.8%	11.6%
Industrial Controls	14	22	24	25	26
	5.5%	8.3%	9.1%	11.2%	12.0%
Total operating profit	$92	$83	$90	$80	$86
	12.8%	11.8%	12.8%	12.4%	13.4%
BACKLOG
Aircraft Controls	$239	$223	$223	$215	$215
Space Controls	59	72	72	65	65
Industrial Controls	67	69	69	65	65
Total backlog	$365	$364	$364	$345	$345

Notes: Certain amounts may not add to the total due to rounding.

(1)	Operating profit and margins for 2001 and 2000 presented in the "As Adjusted" columns exclude goodwill amortization and assume the Company adopted SFAS No. 142, "Goodwill and Intangible Assets," on October 1, 1999.

References to cost of sales as a percentage of sales, net earnings, diluted EPS and operating margins in the following discussion of results of operations for 2002 compared with 2001 and 2001 compared with 2000 reflect the exclusion of goodwill amortization for all periods. Goodwill amortization expense was $7 million and $6 million in 2001 and 2000, respectively. Goodwill amortization expense, net of taxes, was $5 million and $4 million in 2001 and 2000, respectively.

2002 Compared with 2001

Consolidated. Net sales for 2002 increased 2% to $719 million from $704 million in 2001. Sales increased by $19 million in Aircraft Controls and $4 million in Space Controls, while sales decreased by $8 million in Industrial Controls. Net sales for 2002 included incremental sales of $14 million from industrial and space-related acquisitions.

Cost of sales as a percentage of net sales decreased to 67.9% in 2002 from 69.1% in 2001. The decrease in cost of sales as a percentage of net sales is primarily due to a favorable change in product mix towards more profitable military aircraft sales, in particular aftermarket sales. In 2002, sales of controls for military aircraft represented 28% of net sales compared to 22% of net sales in 2001. In addition, operating losses narrowed on business jets, in part due to a favorable $2 million adjustment in the third quarter of 2002 related to progress made on certain scope change negotiations. These improvements were partially offset by weak margins for industrial products due primarily to lower sales.

Estimated costs to complete are reviewed quarterly for contracts accounted for under the percentage of completion (cost-to-cost) method of accounting. For those contracts with anticipated losses at completion, a contract loss reserve is recorded when the loss becomes known. Additions to contract loss reserves are reflected in the statement of earnings in cost of sales. Additions were $11 million in 2002, mostly related to unforeseen expanded work requirements on certain firm fixed price commercial business jet development contracts. The Company also recorded $1 million of contract loss reserves related to acquisitions as part of purchase accounting. During 2002, $13 million of contract loss reserves, primarily related to business jet development contracts, were utilized as costs were incurred and were reflected as reductions to the previously established contract loss reserve included in current liabilities. Contract loss reserves were also reduced by $2 million related to progress made on certain scope change negotiations for business jet development contracts. The net decrease in contract loss reserves was $3 million in 2002, compared to a net decrease of $4 million in 2001.

Reserves for inventory valuation are recorded for obsolete or slow-moving inventory as well as for reductions of inventory to net realizable value. The net increase in reserves for inventory valuation was $7 million in 2002, compared to a net increase of $2 million in 2001. Additions to the reserve in 2002 were $2 million higher as compared to 2001. The increase is primarily within the Aircraft Controls segment, and to a lesser extent, the Industrial Controls segment where product specifications or projected future demand have changed during the year resulting in inventory levels that, in management's estimation, are in excess of amounts needed to fulfill existing and future sales requirements. Reductions to the reserve resulting from inventory being disposed of were $2 million less in 2002 as compared to 2001, primarily in the Space Controls segment. Most of this inventory had been previously reserved and the reserve balance was relieved when the inventory was disposed.

Research and development expenses increased to $33 million in 2002 from $26 million in 2001. The higher levels of research and development related primarily to a variety of Aircraft Controls initiatives, including a new flap actuation system for the business jet market, a new pump and motor design for military aircraft applications, controls for unmanned combat aircraft and active vibration controls for helicopters.

As a percentage of net sales, selling, general and administrative expenses increased to 16.3% in 2002 from 15.7% in 2001. The increase is primarily attributable to higher personnel-related costs, including wage and salary increases and costs related to a stock-based deferred compensation plan for certain officers and directors, and higher professional fees.

Interest expense decreased to $26 million in 2002 from $32 million in 2001. The decrease in interest expense is due to lower interest rates and reduced debt levels, each contributing approximately equally to the decrease. The reduced debt levels are primarily related to $39 million of net proceeds from the November 2001 equity offering in addition to $30 million of reduced net debt levels related to cash flow from operations.

Other expense was $1 million in 2002 compared to zero in 2001. The increase is primarily due to higher foreign currency exchange impacts in 2002.

The Company's effective tax rate was 29.0% in 2002 compared to 33.5% in 2001. The decrease in the effective tax rate relates to additional export tax benefits that the Company claimed in 2002 on amended 1997, 1998 and 2000 U.S. tax returns and a reorganization of the Company's European operations. This decrease was partially offset by a first quarter charge related to decreasing a deferred tax asset in Europe for a change in a statutory tax rate enacted in 2002. During the fourth quarter, additional tax benefits related to the distribution of foreign earnings were offset by a valuation allowance adjustment related to deferred tax assets associated with net operating losses.

In 2002, net earnings increased 16% to $38 million from $32 million in 2001. Diluted EPS increased 2% to $2.50 in 2002 from $2.45 in 2001.

Aircraft Controls. Net sales in Aircraft Controls increased 6% to $359 million in 2002 from $340 million in 2001. The increase is primarily due to a $20 million increase in sales on fighter aircraft programs, an $18 million increase in military aftermarket sales, related primarily to the F-18 fighter aircraft and the Black Hawk helicopter, and a $4 million increase in sales to OEMs for the Black Hawk and Sea Hawk helicopter programs. The $20 million increase in sales on fighter aircraft programs is primarily comprised of $10 million on the F-35 Joint Strike Fighter, $5 million on the F-15 and $3 million on the F/A-18E/F programs. These increases were partially offset by decreases of $12 million in Boeing OEM sales resulting from lower build rates, $7 million, or 12%, in commercial aftermarket sales related to the reduced number of commercial airplane flights, $2 million in flight controls for Airbus and $2 million related to business jets.

Operating margins for Aircraft Controls increased to 18.2% in 2002 from 15.6% in 2001. The increase is primarily a result of the higher levels of military aftermarket sales, narrowed operating losses on business jets, including a favorable $2 million adjustment in the third quarter of 2002 related to progress on certain scope change negotiations, and better margins on certain fighter aircraft as production rates increase.

Twelve-month backlog for Aircraft Controls was $239 million at September 28, 2002 compared to $223 million at September 29, 2001. The increase is due to an increase on the F-35 Joint Strike Fighter, partially offset by a decrease for commercial aircraft.

Space Controls. Net sales in Space Controls increased 4% to $107 million in 2002 from $103 million in 2001. An $8 million increase during the first nine months of 2002 was partially offset by a decrease of $4 million in the fourth quarter of 2002 resulting from lower sales of controls for tactical missiles and, to a lesser extent, satellites. The increase in sales for the year is primarily due to increases of $5 million for satellite controls, all related to acquisitions, $3 million on the Space Shuttle refurbishment effort and $3 million on the Hellfire tactical missile program. These increases were partially offset by a $7 million decrease in sales of controls for launch vehicles related to the wind down on the Titan IV program and lower development activity on Evolved Expendable Launch Vehicle programs.

Operating margins for Space Controls decreased to 11.5% in 2002 from 12.9% in 2001. The decrease in margins is primarily related to poor operating performance on contracts associated with the PerkinElmer acquisition in 2001 and lower sales in the fourth quarter of 2002 that resulted in fourth quarter operating margins of 5.6%. These decreases were partially offset by increases due to higher volume and better cost experience on the Space Shuttle refurbishment effort and favorable cost performance on the Crew Return Vehicle, which is nearing completion, and tactical missile programs such as Hellfire, TOW and AGM-142 Popeye.

Twelve-month backlog for Space Controls was $59 million at September 28, 2002 compared to $72 million at September 29, 2001. The decrease primarily relates to programs that are near completion such as the Crew Return Vehicle and reduced orders for satellites and tactical missiles such as the AGM-142 Popeye, which was completed, and the Hellfire missile program that has entered a production break.

Industrial Controls. Net sales in Industrial Controls decreased 3% to $253 million in 2002 from $261 million in 2001. The decrease in sales associated with the global industrial economic slowdown included a $9 million decrease for controls for motion simulators, a $6 million decrease for controls for plastic injection molding machinery, a $5 million decrease for electric drives and a $5 million decrease for turbine controls. These decreases were partially offset by an $11 million increase in sales for combat controls and $9 million of incremental sales from acquisitions.

Operating margins for Industrial Controls decreased to 5.5% in 2002 from 9.1% in 2001. The decrease in margins resulted from low volume in industrial markets and an unfavorable product mix weighted more towards lower margin standard products.

Twelve-month backlog for Industrial Controls was $67 million at September 28, 2002 compared to $69 million at September 29, 2001. Excluding the impact of the acquisition of TSS and foreign currency exchange, backlog decreased by $5 million primarily due to generally soft industrial markets.

2001 Compared with 2000

Consolidated. Net sales for 2001 increased 9% to $704 million from $644 million in 2000. Sales in Industrial Controls increased by $41 million and sales in Aircraft Controls increased by $28 million, while sales in Space Controls decreased by $9 million. Excluding the impact of a stronger U.S. dollar in 2001 compared to foreign currencies, primarily the Euro, British Pound, and the Yen, sales would have increased by an additional $16 million over 2000. During 2001, the Company acquired the space valve business of PerkinElmer, the industrial radial piston pump business of Bosch, Whitton Technology, which designs and manufactures pumps and specialty products for producers of industrial power generating equipment, and Vickers Electrics, which manufactures high-performance industrial electric drives. These acquisitions generated $38 million of sales in 2001.

Cost of sales as a percentage of sales was 69.1% in 2001 compared with 68.7% in 2000. The increase is primarily due to lower margins in Industrial Controls.

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

The Company's effective tax rate for 2001 was 33.5% compared to 34.2% in 2000. The decrease resulted from higher U.S. tax incentives on export sales in 2001.

In 2001, net earnings increased 10% to $32 million compared to $30 million in 2000. Diluted EPS increased 11% to $2.45 in 2001 from $2.21 in 2000.

Aircraft Controls. Net sales in Aircraft Controls increased 9% to $340 million in 2001 compared to $312 million in 2000. Boeing commercial sales increased $12 million due to higher production rates in 2001. Sales of controls increased $12 million for fighter aircraft, primarily the F/A-18E/F for which production levels continued to increase. Sales also increased $3 million for engine controls, $3 million for aftermarket sales, and $1 million for controls on business aircraft. These increases were partially offset by a $3 million decrease in sales on the B-2 bomber program which has been completed.

Operating margins for Aircraft Controls were 15.6% in 2001 compared to 15.1% in 2000. The improvement in margins primarily resulted from favorable product mix and cost performance on production programs. Additions to contract loss reserves were

$6 million in both 2001 and 2000, primarily related to business jet development contracts.

Twelve-month backlog for Aircraft Controls was $223 million at September 29, 2001 compared to $215 million at September 30, 2000. The increase was due to increases in backlog for military programs including the Black Hawk and Sea Hawk helicopters and F/A-18E/F that outweighs decreases in backlog for commercial aircraft.

Space Controls. Net sales in Space Controls decreased 8% to $103 million in 2001 from $112 million in 2000. A $23 million decrease in sales for launch vehicles, primarily the Titan IV program which was completed in 2001, was partially offset by an increase of $13 million for satellite controls.

Operating margins for Space Controls increased to 12.9% in 2001 from 11.6% in 2000. The improvement in margins is primarily due to cost improvement on newer programs, including the Crew Return Vehicle and various tactical missile programs, as well as increased volume for satellite controls.

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

Operating margins for Industrial Controls decreased to 9.1% in 2001 from 12.0% in 2000. The decline in the margins is primarily attributable to lower volume in the plastics markets and, to a lesser extent, pricing pressures in the turbines business.

Twelve-month backlog for Industrial Controls increased to $69 million at September 29, 2001 from $65 million at September 30, 2000 primarily due to the acquisitions.

Financial Condition and Liquidity

The Company's Credit Facility consists of a term loan payable quarterly through 2005, which had a balance of $45 million at September 28, 2002, and a $265 million revolver of which $133 million was outstanding at September 28, 2002.

The Credit Facility expires in December 2005. Interest on the Credit Facility continues at LIBOR plus a spread that was 175 basis points on September 28, 2002. The Credit Facility is secured by substantially all of the Company's U.S. assets. The Credit Facility contains various covenants that adjust over the term of the facility. As of September 28, 2002, the covenant for minimum Consolidated Net Worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings (or minus accumulated deficits), was $210 million; the covenent for the minimum Interest Coverage Ratio, defined as the ratio of adjusted EBITDA to total interest expense was 2.8; the covenant for the minimum Fixed Charge Coverage Ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, provision for taxes and regularly scheduled principal payments on debt was 1.15; and the covenant for the maximum Leverage Ratio, defined as the ratio of total debt (including letters of credit) less aggregate cash balances to adjusted EBITDA was 4.0. Adjusted EBITDA is defined as (i) the sum of net income, interest expense, provisions for taxes based on income, total depreciation expense, total amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. Additionally, the Credit Facility limited capital expenditures to $28 million in 2002 and restricts the payment of cash dividends to common stockholders. As of September 28, 2002, the Company was in compliance with all covenants.

At September 28, 2002, the Company had $143 million of unused borrowing capacity under short and long-term lines of credit, including $128 million from the Credit Facility. Total debt decreased to $316 million at September 28, 2002 from $373 million at September 29, 2001. The reduction in debt primarily resulted from the application of $39 million from the November 2001 equity offering in addition to $30 million of cash flows from operations, partially offset by the $8 million purchase price for Tecstar and $4 million related to the TSS acquisition. Long-term debt to capitalization decreased to 49% at September 28, 2002 from 59% at September 29, 2001.

Cash provided by operating activities was $59 million in 2002 compared to $53 million in 2001. The increase in cash from operations was primarily due to the increase in earnings adjusted for non-cash charges.

Net property, plant and equipment was $203 million at September 28, 2002 compared to $199 million at September 29, 2001. Capital expenditures in 2002 were $27 million compared with depreciation and amortization of $26 million in 2002. Capital expenditures in 2001 were $27 million compared with depreciation and amortization of $32 million. Capital expenditures in 2003 are expected not to exceed $27 million. The Company leases certain facilities and equipment under operating lease arrangements. At September 28, 2002, future minimum rental payments required under noncancelable operating leases was $63 million.

The Company believes its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet its operating needs.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Company must adopt this standard for exit or disposal activities that are initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. It rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related taxes, and requires that they be reported as part of earnings from operations. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company will adopt this standard on October 1, 2002 and believes it will not have a material impact on its results of operations or financial condition.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company will adopt this standard on October 1, 2002 and believes it will not have a material impact on its results of operations or financial condition.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recorded in the period in which it is incurred, and the carrying amount of the related long-lived asset will be increased. Over time, the liability will be adjusted for revisions to either the timing or the amount of the original estimate of cash flows and the passage of time. The capitalized cost will be depreciated over the asset's useful life. A gain or loss will be recorded if necessary upon settlement of the liability. The Company will adopt this standard on October 1, 2002 and believes it will not have a material impact on its results of operations or financial condition.

Outlook

The Company has updated its outlook for 2003 from the discussion in its Form 10-Q for the quarter ended June 30, 2002 filed August 7, 2002. Net sales are expected to approximate $760 million compared to $764 million previously expected. This $4 million decrease consists of an $8 million upward adjustment in Aircraft Controls, a $6 million downward adjustment in Space Controls related to orders for controls on satellites and space vehicles and a $6 million downward adjustment in Industrial Controls related primarily to turbine controls. The upward adjustment in Aircraft Controls reflects a $22 million increase in military sales, primarily in aftermarket and on the F-15 fighter program and, to a lesser extent, on the F-35 Joint Strike Fighter and V-22 Osprey, and a $14 million decrease in commercial aircraft sales due to lower Boeing build rates and lower expected aftermarket sales. Operating margins for 2003 are expected to be 12.1%, unchanged from the previous outlook. However, the updated outlook reflects higher margins for Aircraft Controls than previously forecasted, offset by lower margins for Space Controls on reduced volume. The outlook for net earnings and earnings per share has not changed from the previous outlook.

The forecasted 2003 net sales of $760 million represents a 6% increase over 2002. Sales are expected to increase in Aircraft Controls and Industrial Controls and decrease in Space Controls. Aircraft Controls sales are expected to increase 10% to $394 million in 2003, with a $46 million increase in the military aircraft business, offset by a $12 million decrease in the commercial aircraft business. The increase in the military aircraft business primarily relates to the ramp up on the F-35 Joint Strike Fighter aircraft program, for which sales are expected to increase by $29 million to $40 million in 2003. Also, V-22 tiltrotor sales are expected to increase by $10 million primarily related to supplying redesigned swashplate actuators in conformity with the latest customer specifications. Military aftermarket sales are expected to increase by $9 million related to the F-18 fighter aircraft, for updating hydraulic drive units on the leading edge flaps and for overhauling wingfold actuators. Sales on the F-15 are also expected to increase due to increased production as a result of the recently announced Korean government buy as well as for subassemblies and parts to support the Japanese production at Mitsubishi. The decrease in the commercial aircraft business is primarily related to Boeing OEM sales, partially offset by increased sales on business jets. Aftermarket sales are forecasted to remain flat with the 2002 level of $50 million. Space Controls sales are expected to decrease 8% to $98 million in 2003. The decrease reflects a $4 million decrease in satellites reflecting a slow down in the GEO satellite market and a $4 million decrease in space vehicles related to the completion of work on the Crew Return Vehicle. Sales on tactical missiles are also expected to decrease, reflecting the completion of the AGM-142 program and a production break on Hellfire. These decreases are expected to be partially offset by increases for development work on the second generation reusable launch vehicles and missile defense. Industrial Controls sales are expected to increase 6% to $268 million in 2003, primarily due to a stronger Euro and a $4 million increase in combat controls. These increases, along with increases for controls for plastic injection molding machinery, motion simulators and a full year of sales from TSS, are expected to be offset by a $13 million decrease in sales for turbines related to the soft power generation market combined with intense competitive pressures.

Consolidated operating margins for 2003 are expected be 12.1%, compared to 12.8% in 2002. Aircraft Controls operating margins are expected to decrease to 16.4% in 2003 from 18.2% in 2002, reflecting higher volume on the cost-plus F-35 Joint Strike Fighter aircraft development program that carries lower margins. Space Controls operating margins are expected to decrease to 7.5% in 2003 from 11.5% in 2002 as a result of lower volume and the completion of certain programs whose contribution margins were relatively strong in 2002 including the Crew Return Vehicle. Industrial Controls operating margins are expected to increase to 7.5% in 2003 from 5.5% in 2002 as a result of cost reduction initiatives implemented in 2002 and higher volume.

An increase in 2003 consolidated sales and lower non-operating expenses, which include interest and corporate expense, are expected to offset lower operating margins in 2003. This is expected to result in a 13% increase in net earnings to $42.4 million in 2003 and a 10% increase in diluted earnings per share to $2.75 in 2003. The Company expects that earnings per share for each of the quarters in 2003 will also increase by approximately 10% over the prior year quarters.

Regarding cash flow, the Company plans to increase funding on pension plans by approximately $10 million over the $7 million paid during 2002. In addition, the Company plans to reduce debt by approximately $20 million in 2003, primarily over the last three quarters of the year.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company, in the normal course of business, has exposures to interest rate risks from its long-term debt obligations and foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions. To minimize these risks, the Company may enter into derivative instruments such as interest rate swaps and forward contracts. The Company does not hold or issue financial instruments for trading purposes. For the year ended September 28, 2002, the Company's exposure to derivatives was primarily limited to interest rate swaps that were designated and qualified as cash flow hedges.

The Company's borrowings under variable interest rate facilities were $192 million at September 28, 2002. In order to provide for interest rate protection, the Company has interest rate swap agreements. Of the $90 million notional amount of interest rate swaps outstanding at September 28, 2002, $20 million matures immediately after year end. The remaining $70 million effectively converts this amount to fixed-rate debt at 6.9% and matures in February and March 2003, at which time the interest will revert back to a variable rate based on LIBOR plus the applicable margin. If interest rates had changed by one percentage point, the impact on consolidated interest expense from the Company's variable-rate debt would have been approximately $1 million in 2002.

The majority of the Company's sales, expenses and cash flows are transacted in U.S. dollars. The Company does have some market risk exposure with respect to changes in foreign currency exchange rates primarily as it relates to the value of the U.S. dollar versus the Euro, the Japanese Yen and the British Pound. If foreign exchange rates were to collectively weaken or strengthen against the U.S. dollar by 10%, net earnings would be reduced or increased, respectively, by approximately $1 million related to currency exchange rate translation exposures and $1 million related to pressures on operating margins for products sourced in non-U.S. countries.

The Company uses on a limited basis forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments and intercompany loans and to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries. At September 28, 2002, there were no significant contracts outstanding.

ITEM 8. Financial Statements and Supplementary Data.

Moog Inc.
Consolidated Statements of Earnings
	Fiscal Years Ended
(dollars in thousands except per share data)	September 28, 2002	September 29, 2001	September 30, 2000
NET SALES	$718,962	$704,378	$644,006
COST OF SALES	488,377	493,235	448,702
GROSS PROFIT	230,585	211,143	195,304

Research and development	33,035	26,461	21,981
Selling, general and administrative	117,284	110,679	101,990
Interest	26,242	32,054	33,271
Other	1,034	(64)	(553)
EARNINGS BEFORE INCOME TAXES	52,990	42,013	38,615
INCOME TAXES	15,391	14,075	13,215
NET EARNINGS (Note 6)	$37,599	$27,938	$25,400
NET EARNINGS PER SHARE (Note 6)
Basic	$2.54	$2.13	$1.92
Diluted	$2.50	$2.11	$1.90

See accompanying Notes to Consolidated Financial Statements.

Moog Inc. Consolidated Balance Sheets

(dollars in thousands except share and per share data)	As of September 28, 2002	As of September 29, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,952	$14,273
Receivables (Note 3)	239,636	236,229
Inventories	162,391	158,798
Deferred income taxes	29,569	27,735
Prepaid expenses and other current assets	9,951	6,480
TOTAL CURRENT ASSETS	457,499	443,515
PROPERTY, PLANT AND EQUIPMENT	202,654	198,707
GOODWILL	192,855	183,468
INTANGIBLE ASSETS, net of accumulated amortization of $2,807 in 2002 and $1,902 in 2001	10,426	9,472
OTHER ASSETS	22,113	21,379
TOTAL ASSETS	$885,547	$856,541
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$14,067	$13,236
Current installments of long-term debt	17,110	16,463
Accounts payable	38,688	45,516
Accrued salaries, wages and commissions	48,463	46,067
Accrued pension and retirement obligations	15,517	2,255
Contract loss reserves	13,939	16,663
Accrued interest	7,185	11,640
Federal, state and foreign income taxes	3,936	9,878
Other accrued liabilities	26,696	24,418
TOTAL CURRENT LIABILITIES	185,601	186,136
LONG-TERM DEBT, excluding current installments
Senior debt	165,286	223,630
Senior subordinated notes	120,000	120,000
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS (Note 9)	95,171	65,844

OTHER LONG-TERM LIABILITIES	19,483	25,103
TOTAL LIABILITIES	585,541	620,713
COMMITMENTS AND CONTINGENCIES (Note 13)	-	-
SHAREHOLDERS' EQUITY
9% Series B Cumulative, Convertible, Exchangeable Preferred Stock - Par Value $1.00 Authorized 200,000 shares. Issued 100,000 shares. Outstanding 83,771 shares.	100	100
Common Stock - Par Value $1.00
Class A - Authorized 30,000,000 shares. Issued 14,673,757 shares and outstanding 13,038,112 shares in 2002. Issued 12,640,707 shares and outstanding 10,903,428 shares in 2001.	14,674	12,641
Class B - Authorized 10,000,000 shares. Convertible to Class A on a one-for-one basis. Issued 3,639,293 shares and outstanding 2,105,392 shares in 2002. Issued 3,692,343 shares and outstanding 2,172,421 shares in 2001.	3,639	3,692
Additional paid-in capital	135,171	97,430
Retained earnings	223,019	185,428
Treasury shares	(40,006)	(39,827)
Accumulated other comprehensive loss	(36,591)	(23,636)
TOTAL SHAREHOLDERS' EQUITY	300,006	235,828
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$885,547	$856,541

See accompanying Notes to Consolidated Financial Statements.

Moog Inc. Consolidated Statements of Shareholders' Equity
	Fiscal Years Ended
(dollars in thousands except share and per share data)	September 28, 2002	September 29, 2001	September 30, 2000
PREFERRED STOCK	$100	$100	$100
COMMON STOCK
Beginning of year	16,333	16,333	16,333
Sale of Class A Common Stock	1,980	-	-
End of year	18,313	16,333	16,333
ADDITIONAL PAID-IN CAPITAL
Beginning of year	97,430	97,195	97,334
Sale of Class A Common Stock, net of issuance costs	36,834	-	-
Issuance of treasury shares at more (less) than cost	907	251	(139)
Cancellation of fractional shares in stock split	-	(16)	-
End of year	135,171	97,430	97,195
RETAINED EARNINGS
Beginning of year	185,428	157,497	132,104
Net earnings	37,599	27,938	25,400
Preferred dividends ($.09 per share in 2002, 2001 and 2000)	(8)	(7)	(7)
End of year	223,019	185,428	157,497
TREASURY SHARES, AT COST*
Beginning of year	(39,827)	(37,570)	(32,589)
Shares issued related to options (2002 - 112,500 Class A shares; 2001 - 52,950 Class A shares; 2000 - 51,000 Class A shares)	467	247	408
Shares purchased (2002 - 10,866 Class A shares and 13,979 Class B shares; 2001 - 20,193 Class A shares and 78,999 Class B shares; 2000 - 173,967 Class A shares and 127,362 Class B shares)	(646)	(2,589)	(5,489)
Shares sold to Savings & Stock Ownership Plan (SSOP) (2001 - 3,903 Class A shares; 2000 - 1,155 Class A shares and 3,703 Class B shares)	-	85	100
End of year	(40,006)	(39,827)	(37,570)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)**
Beginning of year	(23,636)	(11,001)	(1,512)
Adjustment from foreign currency translation	5,469	(1,784)	(9,489)
Minimum pension liability adjustment, net of $12,113 taxes in 2002 and $4,611 in 2001	(20,557)	(8,061)	-
Accumulated loss on derivatives adjustment, net of $(1,261) taxes in 2002 and $1,674 in 2001	2,133	(2,790)	-
End of year	(36,591)	(23,636)	(11,001)
TOTAL SHAREHOLDERS' EQUITY	$300,006	$235,828	$222,554
COMPREHENSIVE INCOME
Net earnings	$37,599	$27,938	$25,400
Adjustment from foreign currency translation	5,469	(1,784)	(9,489)

Minimum pension liability adjustment, net of $12,113 taxes in 2002 and $4,611 taxes in 2001	(20,557)	(8,061)	-
Accumulated loss on derivatives adjustment, net of $(1,261) taxes in 2002 and $1,674 in 2001	2,133	(2,790)	-
COMPREHENSIVE INCOME	$24,644	$15,303	$15,911

*	Class A Common Stock in treasury: 1,635,645 shares as of September 28, 2002; 1,737,279 shares as of September 29, 2001; 1,773,939 shares as of September 30, 2000.
Class B Common Stock in treasury: 1,533,901 shares as of September 28, 2002; 1,519,922 shares as of September 29, 2001; 1,440,923 shares as of September 30, 2000.
Preferred Stock in treasury: 16,229 shares as of September 28, 2002, September 29, 2001 and September 30, 2000.
**	Accumulated other comprehensive loss through September 30, 2000 consists solely of cumulative foreign currency translation.

See accompanying Notes to Consolidated Financial Statements.

Moog Inc.
Consolidated Statements of Cash Flows
	Fiscal Years Ended
(dollars in thousands)	September 28, 2002	September 29, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$37,599	$27,938	$25,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,597	31,693	30,443
Provisions for non-cash losses on contracts, inventories and receivables	21,083	14,659	13,867
Deferred income taxes	3,590	100	3,934
Other	1,065	1,380	278
Change in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	2,843	(17,729)	(5,270)
Inventories	(8,216)	(11,077)	(5,636)
Other assets	1,904	(4,880)	(3,129)
Accounts payable and accrued liabilities	(26,877)	4,492	(20,309)
Other liabilities	(1,131)	8,358	5,149
Customer advances	1,348	(1,675)	214
NET CASH PROVIDED BY OPERATING ACTIVITIES	58,805	53,259	44,941
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,105)	(25,977)	(1,450)
Acquisition of minority interest	-	(1,354)	(1,051)
Purchase of property, plant and equipment	(27,280)	(26,955)	(23,961)
Other	(581)	53	392
NET CASH USED IN INVESTING ACTIVITIES	(32,966)	(54,233)	(26,070)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	(5,787)	461	(5,622)
Proceeds from revolving lines of credit	90,000	150,000	158,000
Payments on revolving lines of credit	(133,000)	(161,000)	(141,000)
Proceeds from issuance of long-term debt	9,611	39,523	-
Payments on long-term debt	(25,047)	(24,724)	(20,084)
Net proceeds from sale of Class A Common Stock	38,814	-	-
Purchase of outstanding shares for treasury	(646)	(2,589)	(5,489)
Proceeds from sale of treasury stock	1,374	583	369
Other	(9)	(22)	(8)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(24,690)	2,232	(13,834)
Effect of exchange rate changes on cash and cash equivalents	530	(812)	(990)
INCREASE IN CASH AND CASH EQUIVALENTS	1,679	446	4,047
Cash and cash equivalents at beginning of year	14,273	13,827	9,780
Cash and cash equivalents at end of year	$15,952	$14,273 $`	13,827
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$26,412	$32,030	$34,330
Income taxes	19,958	11,932	9,517
Non-cash investing and financing activities:
Acquisitions of businesses:
Fair value of assets acquired	$21,006	$41,534	$1,714
Net cash paid	(5,105)	(25,977)	(1,450)
Liabilities assumed	$15,901	$15,557	$264

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

Fiscal Year: The Company's fiscal year ends on the last Saturday in September. The consolidated financial statements include 52 weeks for each of the years ended September 28, 2002 and September 29, 2001 and 53 weeks for the year ended September 30, 2000. The Company believes this convention does not have a material effect on the comparability of the financial statements for the periods presented.

Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Revenue Recognition: Revenue under long-term contracts, representing 43% of fiscal 2002 sales, are accounted for by the percentage of completion (cost-to-cost) method of accounting. Under this method, revenue is recognized as the work progresses toward completion as determined by the ratio of costs incurred to date compared to estimated costs at completion, multiplied by the total estimated contract revenue. For contracts with anticipated losses at completion, a provision is recorded when the loss becomes known. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers' specifications. Amounts representing contract claims or change orders are included in the estimate of contract values only when they can be reliably estimated and realization is considered probable.

The remaining 57% of the Company's revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the customer, principally as units are shipped. These sales are primarily associated with the Company's industrial and aftermarket products or services.

Operating Cycle: Consistent with industry practice, aerospace related inventories, unbilled recoverable costs and profits and contract loss reserves include amounts relating to contracts having long production and procurement cycles, portions of which are not expected to be realized or settled within one year.

Inventories: Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out (FIFO) method of valuation.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 15 years for building improvements, 12 years for furniture and fixtures, 10 years for machinery and equipment, 8 years for tooling and test equipment and 5 years for computer hardware. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the asset, whichever is shorter.

Foreign Currency Translation: Foreign subsidiaries' assets and liabilities are translated using rates of exchange as of the balance sheet date and the statements of earnings are translated at the average rates of exchange for the year.

Goodwill and Acquired Intangible Assets: On October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 141, "Business Combinations." The Company ceased amortizing goodwill on that date. No reclassification of identifiable intangible assets apart from goodwill was necessary as of a result of the adoption of these standards. Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over periods up to 40 years. The Company tests goodwill at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value.

Acquired identifiable intangible assets primarily consist of customer-related intangible assets, including non-compete agreements, and technology-related intangible assets. Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. There are no intangible assets with indefinite lives at September 28, 2002. Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. For long-lived assets other than goodwill, the Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows.

Financial Instruments: The Company's financial instruments consist primarily of cash and cash equivalents, notes payable, long-term debt and interest rate swaps. The carrying values for the Company's financial instruments approximate fair value with the exception at times of long-term debt. See Note 7 for fair value of long-term debt. The Company does not hold or issue financial instruments for trading purposes.

The Company carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company's use of derivative instruments is limited to cash flow hedges of certain interest rate risks and, to a much lesser extent, foreign currency risks.

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

Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2002	2001	2000
Basic weighted-average shares outstanding	14,809,846	13,095,770	13,242,966
Dilutive effect of:
Stock options	212,962	143,559	109,182
Convertible preferred stock	10,788	10,788	10,788
Diluted weighted-average shares outstanding	15,033,596	13,250,117	13,362,936

On September 21, 2001, the Company distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% stock distribution, to shareholders of record as of September 7, 2001. Prior year share and per share amounts have been restated accordingly.

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

On November 20, 2001, the Company completed the sale of 1,980,000 shares of Class A Common Stock.

Stock-Based Compensation: The Company accounts for stock options under the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. The exercise price equals the market price of the underlying common shares on the date of grant and, therefore, no compensation expense is recognized.

Recent Accounting Pronouncements Not Yet Adopted: In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Company must adopt this standard for exit or disposal activities that are initiated after December 31, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements. It rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related taxes, and requires that they be reported as part of earnings from operations. SFAS No. 145 also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company will adopt this standard on October 1, 2002 and believes it will not have a material impact on its results of operations or financial condition.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains its fundamental provisions for recognition and measurement of the impairment of long-lived assets to be held and used and those to be disposed of by sale. The Company will adopt this standard on October 1, 2002 and believes it will not have a material impact on its results of operations or financial condition.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recorded in the period in which it is incurred, and the carrying amount of the related long-lived asset will be increased. Over time, the liability will be adjusted for revisions to either the timing or the amount of the original estimate of cash flows and the passage of time. The capitalized cost will be depreciated over the asset's useful life. A gain or loss will be recorded if necessary upon settlement of the liability. The Company will adopt this standard on October 1, 2002 and believes it will not have a material impact on its results of operations or financial condition.

Note 2 - Acquisitions

All of the Company's acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.

On March 29, 2002, the Company acquired 81% of the stock of Tokyo Precision Instruments Co. Ltd. (TSS) from the Mitsubishi Electric Corporation and other shareholders for approximately $600 in cash. TSS's balance sheet, which is consolidated in the Company's financial statements, included approximately $4,100 of net funded debt and $1,600 of cash, as of March 29, 2002. As of September 28, 2002, the Company had acquired 98.8% of TSS for approximately $800 in cash. TSS manufactures high-performance industrial servovalves, hydraulic systems and pneumatic components and has annual sales of approximately $6,000. The Company initially established a $1,412 reserve for severance costs associated with expected involuntary termination of employees. The balance of the liability was $1,212 at September 28, 2002. Activity during 2002 was due to payments. Based on a preliminary purchase price allocation, goodwill resulting from this acquisition is approximately $2,400 and other intangible assets are approximately $1,000. The purchase price allocation is expected to be finalized by the second quarter of 2003 when opening balance sheet valuations for certain liabilities are expected to be completed. The impact from finalizing the purchase price allocation is not expected to be material.

On October 25, 2001, the Company purchased the net assets of the satellite and space product lines of the Electro Systems Division of Tecstar, Inc. for approximately $7,900 in cash. The acquired business of Tecstar's Electro Systems Division manufactures electromechanical equipment for spacecraft and has annual sales of approximately $6,000. Goodwill resulting from this acquisition is approximately $5,700 and other intangible assets are approximately $1,400.

On June 8, 2001, the Company purchased the net assets of the space valve business of PerkinElmer Fluid Sciences, a division of PerkinElmer, Inc., for $6,000 in cash. This business has annual sales of approximately $3,000 in the design and manufacture of solenoid and pressure-operated valves for satellites, launch vehicles and manned space flight applications. Goodwill resulting from this acquisition is approximately $5,200 and other intangible assets are approximately $600.

On February 1, 2001, the Company acquired the net assets of the radial piston pump business of Robert Bosch GmbH, including $1,500 of unfunded pension liabilities, for approximately $5,600 in cash. This business has annual sales of approximately $20,000 in the design and manufacture of hydraulic pumps used for a variety of industrial applications, in particular, injection molding machinery. Goodwill resulting from this acquisition is approximately $1,900.

On January 19, 2001, the Company acquired the stock of Whitton Technology Limited in the U.K. and the industrial gas turbine assets of Whitton Technology Inc. in the U.S. for approximately $6,100 in cash and $900 in notes payable. Whitton is a designer and manufacturer of pumps and specialty products for producers of industrial power generating equipment and has annual sales of approximately $7,000. Goodwill resulting from this acquisition is approximately $4,000 and other intangible assets are approximately $600.

On November 15, 2000, the Company purchased the remaining 25% minority interest of Hydrolux Sarl, a Luxembourg manufacturer and designer of hydraulic power control systems for industrial machinery, and Moog-Hydrolux Hydraulic Systems, Inc. (Moog-Hydrolux) for approximately $1,400 in cash. On October 30, 1998, the Company acquired a 75% shareholding in Hydrolux Sarl and Moog-Hydrolux for $8,200 in cash, plus the assumption of $6,400 in debt. Annual sales related to this acquisition are approximately $14,000. Goodwill resulting from this acquisition is approximately $3,300.

On October 31, 2000, the Company purchased the net assets of the Vickers Electrics Division, an Italian manufacturer of high-performance electric drives with annual sales of approximately $17,000 from Aeroquip-Vickers S.p.A., an Eaton Corporation subsidiary, for approximately $10,300 cash. Goodwill resulting from this acquisition is approximately $1,500 and other intangible assets are approximately $200.

On August 11, 2000, the Company purchased the net assets of the industrial servovalve business of Schenck Pegasus Corporation for $1,900, of which approximately $1,500 was paid in cash. The related annual sales of this business are approximately $2,000. Goodwill resulting from this acquisition is approximately $500.

On June 15, 2000, the Company purchased the remaining 33-1/3% minority interest of Microset Srl, an Italian manufacturer and designer of electronic controls for industrial machinery, for approximately $1,100 in cash. Microset has approximately $2,500 of annual sales. On December 3, 1998, the Company had acquired a 66-2/3% shareholding in Microset Srl for $3,500 in cash. Goodwill resulting from this acquisition is approximately $4,000.

Note 3 - Receivables

Receivables consist of:

	September 28, 2002	September 29, 2001
Accounts receivable	$84,428	$86,202
Long-term contracts:
Amounts billed	43,171	48,270
Unbilled recoverable costs and profits	110,906	104,091
Total long-term contract receivables	154,077	152,361
Other	4,521	981
Total receivables	243,026	239,544
Less allowance for doubtful accounts	(3,390)	(3,315)
Receivables	$239,636	$236,229

The long-term contract amounts are primarily associated with the U.S. Government and its prime- and sub-contractors and major commercial aircraft and satellite manufacturers. Unbilled recoverable costs and profits on long-term contracts include $19,633 related to a business jet program and are expected to be collected as milestones are achieved and production deliveries are made and accepted, which will likely extend into 2006. Substantially all other unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.

Concentrations of credit risk with respect to billed receivables on long-term contracts and accounts receivable are limited to those from significant customers, which are believed to be financially sound. Receivables from the U.S. Government and its prime- or sub-contractors, which represented 33% of sales in 2002 and 26% of sales in 2001, were $38,437 as of September 28, 2002 and $31,727 as of September 29, 2001. Receivables from the Boeing Commercial Airplane Group, which represented 8% of sales in 2002 and 10% of sales in 2001, were $3,972 as of September 28, 2002 and $4,946 as of September 29, 2001. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Note 4 - Inventories

Inventories consist of the following:

	September 28, 2002	September 29, 2001
Raw materials and purchased parts	$53,355	$53,254
Work in process	79,494	78,793
Finished goods	29,542	26,751
Inventories	$162,391	$158,798

Note 5 - Property, Plant and Equipment

Property, plant and equipment consists of:

	September 28, 2002	September 29, 2001
Land	$11,988	$10,743
Buildings and improvements	140,207	130,563
Machinery and equipment	298,544	293,245
Property, plant and equipment, at cost	450,739	434,551
Less accumulated depreciation and amortization	(248,085)	(235,844)
Property, plant and equipment	$202,654	$198,707

Assets under capital leases included in property, plant and equipment are summarized as follows:

	September 28, 2002	September 29, 2001
Assets under capital leases, at cost	$3,358	$6,643
Less accumulated amortization	(1,713)	(4,580)
Net assets under capital leases	$1,645	$2,063

Note 6 - Goodwill and Intangible Assets

As discussed in Note 1, the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," on October 1, 2001. The following table presents consolidated net earnings adjusted as though the adoption of SFAS No. 142 occurred as of October 1, 1999.

	2002	2001	2000
Reported net earnings	$37,599	$27,938	$25,400
Goodwill amortization add-back	-	4,497	4,169
Adjusted net earnings	$37,599	$32,435	$29,569

Reported net earnings per share - basic	$2.54	$2.13	$1.92
Goodwill amortization add-back	-	.35	.31
Adjusted net earnings per share - basic	$2.54	$2.48	$2.23

Reported net earnings per share - diluted	$2.50	$2.11	$1.90
Goodwill amortization add-back	-	.34	.31
Adjusted net earnings per share - diluted	$2.50	$2.45	$2.21

The changes in the carrying amount of goodwill for the fiscal year ended September 28, 2002 are as follows:

	Aircraft Controls	Space Controls	Industrial Controls	Total
Balance as of September 29, 2001	$102,817	$30,930	$49,721	$183,468
Acquisitions	-	5,734	2,465	8,199
Foreign currency translation	-	-	1,188	1,188
Balance as of September 28, 2002	$102,817	$36,664	$53,374	$192,855

The weighted-average amortization period is nine years for non-compete agreements as well as for other acquired intangible assets. Other acquired intangible assets primarily consist of technology-based and customer-related intangible assets. Amortization of acquired intangible assets was $885 in 2002. Based on acquired intangible assets recorded at September 28, 2002, amortization is estimated to be $934 in 2003, $904 in 2004, $877 in 2005, $722 in 2006 and $437 in 2007. The components of acquired intangible assets are as follows:

	September 28, 2002		September 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$6,011	$(2,577)	$5,311	$(1,896)
Other acquired intangible assets	1,980	(230)	200	(6)
Acquired intangible assets	$7,991	$(2,807)	$5,511	$(1,902)

Note 7 - Indebtedness

Long-term debt consists of the following:

	September 28, 2002	September 29, 2001
Credit facility:
- revolving credit facility	$133,000	$176,000
- term loan	45,000	60,000
International and other U.S. term loan agreements	4,042	3,296
Obligations under capital leases	354	797
Senior debt	182,396	240,093
10% senior subordinated notes	120,000	120,000
Total long-term debt	302,396	360,093
Less current installments	(17,110)	(16,463)
Long-term debt	$285,286	$343,630

The Company's Credit Facility consists of a $265,000 revolving credit facility and a term loan. The Credit Facility expires in December 2005 and requires quarterly principal payments on the term loan of $3,750. Interest on outstanding Credit Facility borrowings is at LIBOR plus a spread based on leverage which was 175 basis points at September 28, 2002, or 3.6%. The Credit Facility is secured by substantially all of the Company's U.S. assets. The loan agreement contains various covenants which, among others, specify minimum interest and fixed charge coverage, limit capital expenditures, specify minimum net worth, limit leverage and restrict payment of cash dividends on common stock.

International and other U.S. term loan agreements of $4,042 at September 28, 2002 consist principally of financing provided by various banks to certain foreign subsidiaries. These term loans are being repaid through 2012 and carry interest rates ranging from 1.3% to 8.7%.

The 10% Senior Subordinated Notes (the Notes) are due on May 1, 2006. The Notes are presently redeemable at the option of the Company, in whole or in part, at 102.5% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on or after May 1, 2003. The Notes are unsecured, general obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness. The indenture includes certain covenants limiting, subject to certain exceptions, the incurrence of additional indebtedness, payment of dividends, redemption of capital stock, asset sales and certain mergers and consolidations. Unamortized deferred debt issuance costs on the Notes were $1,394 as of September 28, 2002.

Maturities of long-term debt are $17,110 in 2003, $15,514 in 2004, $15,308 in 2005, $253,197 in 2006, $208 in 2007, and $1,059 thereafter.

At September 28, 2002, the Company had pledged assets with a net book value of $508,160 as security for long-term debt.

The Company has both short-term lines of credit and long-term credit facilities with various banks throughout the world. The short-term credit lines are principally demand lines and subject to revision by the banks. These short-term lines of credit, along with $127,628 available on the Credit Facility, provided credit availability of $143,144 at September 28, 2002. This credit availability considers outstanding letters of credit totaling $4,372 at September 28, 2002. Commitment fees are charged on some of these arrangements based on a percentage of the unused amounts available and are not material.

At September 28, 2002, the Company had $13,182 of notes payable to banks at an average interest rate of 3.9%. During 2002, notes payable outstanding averaged $12,643 with an average interest rate of 3.9%.

The Company's only financial instrument for which the carrying value at times differs from its fair value is long-term debt. At September 28, 2002, the fair value and carrying value of long-term debt was $302,396. At September 29, 2001, the fair value of long-term debt was $363,804 compared to its carrying value of $360,093. The fair value of long-term debt was estimated based on quoted market prices.

Note 8 - Derivative Financial Instruments

The Company principally uses derivative financial instruments to manage the risk associated with changes in interest rates which affect the amount of future interest payments. The Company uses, to a much lesser extent, derivative financial instruments to reduce fluctuations in foreign currency cash flows.

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

The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as a component of Accumulated Other Comprehensive Loss (AOCL). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments on the variable-rate debt affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2002 or 2001.

Of the $90,000 notional amount of interest rate swaps outstanding at September 28, 2002, $20,000 matures immediately after year end. The remaining $70,000 effectively converts this amount of variable-rate debt to fixed-rate debt at 6.9% and matures in February and March 2003, at which time the interest will revert back to a variable rate based on LIBOR plus the applicable margin.

Activity in AOCL related to derivatives held by the Company during the period from October 1, 2000 through September 28, 2002 is summarized below:

	Before-Tax Amount	Income Tax	After-Tax Amount

Cumulative effect of adopting
SFAS No. 133 on October 1, 2000	$567	$(216)	$351
Net increase in fair value of derivatives	(5,431)	2,043	(3,388)
Net reclassification from AOCL into earnings	400	(153)	247
Accumulated loss on derivatives at Sept. 29, 2001	$(4,464)	$1,674	$(2,790)
Net decrease in fair value of derivatives	(1,114)	479	(635)
Net reclassification from AOCL into earnings	4,508	(1,740)	2,768
Accumulated loss on derivatives at Sept. 28, 2002	$(1,070)	$413	$(657)

The entire accumulated loss on derivatives reported in AOCL at September 28, 2002 will be reclassified to earnings in the next twelve months as settlements occur. The fair value of derivatives at September 28, 2002 was a net $1,309 liability, most of which is included in accrued interest.

Note 9 - Employee Benefit Plans

    The Company maintains defined benefit plans in six countries covering substantially all employees. The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans for 2002 and 2001 are as follows:

	U.S. Plans		Non-U.S. Plans
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Change in projected benefit obligation:
Projected benefit obligation at beginning of year$	$203,405	$178,168	$37,665	34,097
Service cost	8,313	7,294	1,492	1,344
Interest cost	13,997	13,136	2,235	1,966
Contributions by plan participants	-	-	189	184
Actuarial losses, primarily discount rate changes in 2001	225	12,027	2,367	1,031
Foreign currency exchange impact	-	-	2,458	(45)
Benefits paid from plan assets	(7,117)	(7,110)	(342)	(486)
Benefits paid by Company	(105)	(110)	(414)	(426)
Projected benefit obligation at end of year	$218,718	$203,405	$45,650	$37,665
Change in plan assets:
Fair value of assets at beginning of year	$148,188	$171,863	$14,756	$16,675

Actual return on plan assets	(12,626)	(18,565)	(1,590)	(2,586)
Employer contributions	6,000	2,000	1,466	1,156
Contributions by plan participants	-	-	189	184
Benefits paid	(7,117)	(7,110)	(342)	(486)
Foreign currency exchange impact	-	-	1,011	(187)
Fair value of assets at end of year	$134,445	$148,188	$15,490	$14,756
Funded status	$(84,273)	$(55,217)	$(30,160)	$(22,909)

Unrecognized net actuarial losses	56,857	28,415	7,529	3,320
Unrecognized prior service cost	4,634	5,428	578	464
Unrecognized initial transition (asset) obligation	-	(199)	-	18
Net amount recognized	$(22,782)	$(21,573)	$(22,053)	$(19,107)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$2,000	$-	$1,077	$729

Accrued pension liability	(67,972)	(36,414)	(30,139)	(23,286)
Intangible asset	4,634	5,491	223	128
Accumulated other comprehensive loss	38,556	9,350	6,786	3,322
Net amount recognized	$(22,782)	$(21,573)	$(22,053)	$(19,107)

The following table provides aggregate information for pension plans with accumulated benefit obligations in excess of plan assets:

	September 28, 2002	September 29, 2001
Projected benefit obligation	$262,194	$239,155
Accumulated benefit obligation	239,120	215,934
Fair value of plan assets	146,743	159,846

Plan assets at September 28, 2002 consist primarily of publicly traded stocks, bonds, mutual funds, and $16,554 in Company stock based on quoted market prices. The Company's funding policy is to contribute at least the amount required by law in the respective countries. The principal actuarial assumptions weighted for all defined benefit plans are:

	U.S. Plans		Non-U.S. Plans
	2002	2001	2002	2001
Discount rate	6.9%	7.0%	5.4%	5.3%
Return on assets	9.5%	9.5%	6.4%	5.3%
Rate of compensation increase	3.8%	3.7%	3.4%	3.3%

    The return on assets assumption used to determine 2003 pension cost for U.S. plans is 8.5%.

    In addition, the Company maintains various defined contribution plans. Pension expense for all plans for 2002, 2001 and 2000 is as follows:

	U.S. Plans			Non-U.S. Plans
	2002	2001	2000	2002	2001	2000
Service cost	$8,313	$7,294	$6,750	$1,492	$1,344	$1,437
Interest cost on projected benefit obligation	13,997	13,136	12,086	2,235	1,966	2,031
Expected return on plan assets	(15,820)	(14,973)	(13,459)	(991)	(781)	(1,962)
Amortization of prior service cost	794	794	794	15	7	8
Amortization of transition (asset) obligation	(199)	(305)	(305)	361	142	155
Amortization of actuarial loss (gain)	230	47	11	18	(485)	534

Pension expense for defined benefit plans	7,315	5,993	5,877	3,130	2,193	2,203

Pension expense for defined contribution plans	606	587	583	931	716	548
Total pension expense	$7,921	$6,580	$6,460	$4,061	$2,909	$2,751

    Employee and management profit share plans provide for the discretionary payment of profit share based on the financial performance of the Company. Profit share expense was $6,350, $5,300 and $0 in 2002, 2001 and 2000, respectively.

    The Company has a Savings and Stock Ownership Plan (SSOP) which includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the SSOP can acquire Company Stock at market value, with the Company providing a 25% share match. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 28, 2002, the participants in the SSOP owned 680,495 Class A shares and 697,774 Class B shares.

    The Company provides postretirement health care benefits to certain domestic retirees. The changes in the accumulated benefit obligation of this unfunded plan for 2002 and 2001 are shown below. There are no plan assets. The transition obligation is being recognized over 20 years through 2014.

	September 28, 2002	September 29, 2001
Change in Accumulated Postretirement Benefit Obligation (APBO):

APBO at beginning of year	$16,159	$14,270
Service cost	210	195
Interest cost	1,087	1,019
Plan participants' contributions	701	359
Benefits paid	(1,728)	(1,798)
Actuarial losses (gains)	(870)	2,114
Plan amendments	-	-
APBO at end of year	$15,559	$16,159
Funded status	$(15,559)	$(16,159)
Unrecognized transition obligation	4,338	4,732
Unrecognized prior service cost	2,221	2,507
Unrecognized losses	3,560	4,674
Accrued postretirement benefit liability	$(5,440)	$(4,246)

The cost of the postretirement benefit plan is as follows:

	2002	2001	2000
Service cost	$210	$195	$183
Interest cost	1,087	1,019	1,027
Amortization of transitional obligation	394	394	394
Amortization of prior service cost	286	286	286
Amortization of actuarial loss	244	115	134
Net periodic postretirement benefit cost	$2,221	$2,009	$2,024

    The assumed discount rate used in the accounting for the post-retirement benefit plan was 6.9% in 2002 and 7.0% in 2001.

    For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002, gradually decreasing to 5% for 2006 and years thereafter. A one percentage point increase in this rate would increase the postretirement benefit obligation as of September 28, 2002 by $438, while a one percentage point decrease in this rate would decrease the postretirement benefit obligation by $398.

Note 10 - Income Taxes

    The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2002	2001	2000
Earnings before income taxes:
Domestic	$41,649	$24,014	$23,672
Foreign	11,662	18,485	14,864
Eliminations	(321)	(486)	79
Total	$52,990	$42,013	$38,615
Computed expected tax expense	$18,547	$14,704	$13,515
Increase (decrease) in income taxes
resulting from:
Foreign tax rates	(1,326)	322	532
Nontaxable export sales	(4,228)	(1,700)	(622)
State taxes net of federal benefit	763	422	412
Change in foreign statutory tax rates	889	-	-
Foreign tax credits	(1,069)	(722)	(688)
Change in valuation allowance
for deferred taxes	1,437	748	(226)
Other	378	301	292
Income taxes	$15,391	$14,075	$13,215
Effective income tax rate	29.0%	33.5%	34.2%

At September 28, 2002, certain foreign subsidiaries had net operating loss carryforwards totaling $18,167. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries.

No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries' undistributed earnings ($76,327 at September 28, 2002) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the Company.

The components of income taxes are as follows:

	2002	2001	2000
Current:
Federal	$8,612	$5,898	$3,880
Foreign	2,256	7,497	5,105
State	933	580	296
Total current	11,801	13,975	9,281
Deferred:
Federal	1,796	514	4,498
Foreign	1,553	(483)	(931)
State	241	69	367
Total deferred	3,590	100	3,934
Total income taxes	15,391	$14,075	$13,215

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

	September 28, 2002	September 29, 2001
Deferred tax assets:
Benefit accruals	$38,069	$25,369
Contract loss reserves not currently deductible	4,889	6,475
Tax benefit carryforwards	7,506	6,711
Inventory	8,667	6,206
Other accrued expenses	2,269	3,305
Total gross deferred tax assets	61,400	48,066
Less: Valuation allowance	(2,443)	(1,125)
Net deferred tax assets	58,957	46,941
Deferred tax liabilities:
Differences in bases and depreciation
of property, plant and equipment	41,731	37,200
Other	443	234
Total gross deferred tax liabilities	42,174	37,434
Net deferred tax assets	$16,783	$9,507

    Net deferred tax assets are included in the balance sheet as follows:

	September 28, 2002	September 29, 2001
Current assets	$29,569	$27,735
Other assets	6,284	5,723
Other accrued liabilities	(274)	-
Other long-term liabilities	(18,796)	(23,951)
Net deferred tax assets	$16,783	$9,507

Note 11 - Shareholders' Equity

    Class A and Class B Common Stock share equally in the earnings of the Company, and are identical with certain exceptions. Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 53,050 in 2002, 0 in 2001 and 227 in 2000.

    The Board of Directors of the Company approved a three-for-two stock split, effected in the form of a 50% stock distribution, of its Class A and Class B Common Stock to stockholders of record on September 7, 2001, distributed September 21, 2001. As a result, the number of shares of Class A Common Stock outstanding increased from 7,269,276 to 10,903,428 and the number of shares of Class B Common Stock outstanding increased from 1,449,380 to 2,173,922 on the distribution date. Share and per share amounts included in the financial statements have been restated where applicable to show the effects of the stock split.

    On November 20, 2001, the Company completed the sale of Class A Common Stock at $21.00 per share. The offering included 1,980,000 previously unissued shares sold by the Company. The net proceeds to the Company were approximately $38,800 and were used to repay outstanding debt.

    The Company is authorized to issue up to 10,000,000 shares of preferred stock. Series B Preferred Stock is 9% Cumulative, Convertible, Exchangeable Preferred Stock with a $1.00 par value. Series B Preferred Stock consists of 100,000 issued shares and 83,771 outstanding shares at September 28, 2002, and is convertible into Class A Common Stock (.128775 shares of Class A Common Stock per share of Series B Preferred Stock). The Series B Preferred Stock is owned by officers of the Company. With respect to any matters on which the Series B Preferred Stock is entitled to vote, all shares will be voted in a manner determined by a majority of such shares. The Series B Preferred Stock is entitled to vote as a class on certain takeover transactions. The Series B Preferred Stock has a liquidation preference over Class A and Class B Common Stock equal to $1.00 per share. The Board of Directors may authorize, without further shareholder action, the issuance of additional preferred stock which ranks senior to both classes of Common Stock of the Company with respect to the payment of dividends and the distribution of assets on liquidation. The preferred stock, when issued, would have such designations relative to voting and conversion rights, preferences, privileges and limitations as determined by the Board of Directors. Any outstanding shares of Series B Preferred Stock on January 1, 2004 will automatically exchange into Class A Common Stock using the conversion ratio.

    In February 1998, the shareholders of the Company approved the 1998 Stock Option Plan (1998 Plan) authorizing the issuance of options for 900,000 shares of Class A Common Stock to directors, officers and key employees. Under the terms of the plan, options may be either incentive or non-qualified. All options issued as of September 28, 2002 were incentive options. The exercise price, determined by a committee of Board of Directors, may not be less than the fair market value of the Class A Common Stock on the grant date. The options have a term of ten years. Options become exercisable over periods not exceeding ten years.

    Had compensation expense for stock options been determined based on the fair value of the options at the grant date, pro forma net earnings, basic earnings per share and diluted earnings per share would have been $36,315, $2.45 and $2.42, respectively, for 2002, $27,082, $2.07 and $2.04, respectively, for 2001 and $24,569, $1.85 and $1.84, respectively, for 2000. The weighted-average fair value of options granted during 2002, 2001 and 2000 was $10.34, $8.46 and $7.88 per option, respectively. Fair value was estimated at the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: risk-free interest rates of 4.3%, 5.8% and 5.9% for 2002, 2001 and 2000, respectively, expected volatility of 36% for 2002 and 33% for 2001 and 2000, expected life of 5.8 years for 2002 and 7.5 years for 2001 and 2000 and expected dividend yield of 0%.

    The 1983 Incentive Stock Plan (1983 Plan) granted options on Class A Common Stock to officers and key employees. The 1983 Plan terminated on December 31, 1992 and outstanding options expire no later than ten years after the date of grant. At September 28, 2002, 30,000 options were outstanding under the 1983 Plan.

    Class A shares reserved for issuance at September 28, 2002 are as follows:

Shares
Conversion of Class B to Class A shares	2,105,392
1983 Plan	30,000
1998 Plan	831,300
Conversion of Series B Preferred Stock to Class A shares	10,788
2,977,480

Shares under option are as follows:

	Class A	Weighted
	Stock	Average
	Option	Exercise
	Plans	Price
Outstanding at September 25, 1999	501,750	$15.62
Granted in 2000	104,250	15.92
Cancelled or expired in 2000	(9,000)	22.32
Exercised in 2000	(51,000)	5.01
Outstanding at September 30, 2000	546,000	$16.55
Granted in 2001	87,000	17.08
Cancelled or expired in 2001	(9,750)	21.83
Exercised in 2001	(52,950)	9.22
Outstanding at September 29, 2001	570,300	$17.23
Granted in 2002	149,888	25.04
Exercised in 2002	(112,500)	12.21
Outstanding at September 28, 2002	607,688	$20.08

    The weighted average remaining lives of Class A options as of September 28, 2002 are as follows: 0.2 years for the 1983 Plan and 7.2 years for the 1998 Plan.

    As of September 28, 2002, the price of options outstanding under the 1983 Plan was $3.75. The price of options outstanding under the 1998 Plan ranged from $15.92 to $34.29, with a weighted-average exercise price of $20.93.

    Options to purchase 30,000 Class A shares under the 1983 Plan were exercisable at September 28, 2002 at an exercise price of $3.75. Options to purchase 202,251 Class A shares under the 1998 Plan were exercisable at September 28, 2002 at a weighted-average exercise price of $22.04.

Note 12 - Segments

    The Company's reportable segments are Aircraft Controls, Space Controls and Industrial Controls. The determination of the Company's reportable segments is based on an analysis of the organizational structure of the Company and the markets it serves. Segment financial information is reviewed regularly by senior management in allocating resources and assessing performance.

    Aircraft Controls designs and manufactures technologically advanced flight and engine controls for manufacturers of military and commercial aircraft. Moog supplies flight controls for major, in-production military aircraft, including the U.S. Navy's F/A-18E/F Super Hornet fighter aircraft, the V-22 Osprey tiltrotor aircraft, and the F-15 Eagle. The Company is the contract lead for developing flight controls for the System Design and Development phase of the F-35 Joint Strike Fighter program, teaming with Parker Hannifin, Hamilton Sundstrand and Curtiss-Wright. The F-35 is the next generation fighter aircraft to be used by all three branches of the U.S. military and several foreign governments. The Company is a supplier to both commercial large body aircraft manufacturers, The Boeing Company and EADS, and business aircraft manufacturers including Raytheon Company and Bombardier Inc. Aftermarket sales, including repairs and spare parts, represented 39% of Aircraft Controls revenues in 2002.

    Space Controls designs and manufactures controls and systems that control the flight, positioning or thrust of tactical and strategic missiles, launch vehicles, satellites and NASA's Space Shuttle. Customers include Alliant Techsystems Inc., Lockheed Martin, Astrium Ltd., Raytheon and Boeing. Moog participates on tactical missile programs such as AGM 142 Popeye, VT-1, Hellfire and TOW, missile defense programs such as the Ground-Based Midcourse Defense program, or GMD, the Space Station Crew Return Vehicle and the Atlas and Delta Evolved Expendable Launch vehicles.

    Industrial Controls designs and manufactures hydraulic and electric controls used in a variety of industrial applications. Product applications include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills, fatigue testing machines, motion simulators and gun and turret positioning and ammunition-loading systems on combat vehicles.

    Segment information for the years ended 2002, 2001 and 2000 and reconciliations to consolidated amounts are as follows:

	2002	2001	2000
Net sales:
Aircraft Controls	$359,299	$339,840	$311,846
Space Controls	107,149	103,253	112,410
Industrial Controls	252,514	261,285	219,750
Net sales	$718,962	$704,378	$644,006
Operating profit and margins:
Aircraft Controls	$65,403	49,154	$42,982
	18.2%	14.5%	13.8%
Space Controls	12,283	12,327	12,185
	11.5%	11.9%	10.8%
Industrial Controls	14,007	21,720	24,643
	5.5%	8.3%	11.2%
Total operating profit	91,693	83,201	79,810
	12.8%	11.8%	12.4%
Deductions from operating profit:
Interest expense	26,242	32,054	33,271
Corporate and other expenses, net	12,461	9,134	7,924
Earnings before income taxes	$52,990	$42,013	$38,615
Depreciation and amortization expense:
Aircraft Controls	$13,627	$17,438	$17,531
Space Controls	2,318	3,156	3,262
Industrial Controls	8,409	9,870	8,290
	24,354	30,464	29,083
Corporate	1,243	1,229	1,360
Total depreciation and amortization	$25,597	$31,693	$30,443
Identifiable assets:
Aircraft Controls	$431,568	$426,277	$412,374
Space Controls	140,136	130,712	129,646
Industrial Controls	294,910	278,288	231,849
	866,614	835,277	773,869
Corporate	18,933	21,264	17,836
Total assets	$885,547	$856,541	$791,705
Capital expenditures:
Aircraft Controls	$15,296	$15,233	$12,836
Space Controls	2,257	2,017	3,803
Industrial Controls	9,727	9,705	7,322
Total capital expenditures	$27,280	$26,955	$23,961

Operating profit is net sales less cost of sales and other operating expenses. The deductions from operating profit are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

    Operating profit and margins by segment are adjusted below for 2001 and 2000 as though the adoption of SFAS No. 142 occurred on October 1, 1999 to conform with the 2002 presentation which does not include goodwill amortization.

	2002	2001	2000
Operating profit and margins, as adjusted:
Aircraft Controls	$65,403	$52,986	$46,949
	18.2%	15.6%	15.1%
Space Controls	12,283	13,314	13,037
	11.5%	12.9%	11.6%
Industrial Controls	14,007	23,876	26,354
	5.5%	9.1%	12.0%
Total operating profit, as adjusted	$91,693	$90,176	$86,340
	12.8%	12.8%	13.4%
Deductions from operating profit:
Interest expense	26,242	32,054	33,271
Corporate and other expenses, net	12,461	9,134	7,924
Earnings before income taxes, as adjusted	$52,990	$48,988	$45,145

    Sales to Boeing were $103,122, $128,032 and $112,698 in 2002, 2001 and 2000, respectively, including sales to the Boeing Commercial Airplane Group of $59,610, $71,940 and $59,785 in 2002, 2001, and 2000, respectively. Sales to the U.S. Government and its prime- or sub-contractors, including military sales to Boeing, were $237,214, $180,720 and $184,388 in 2002, 2001 and 2000, respectively. Sales to Boeing and to the U.S. Government and its prime- or sub-contractors are made primarily from the Aircraft Controls and Space Controls segments.

    Sales, based on the customer's location, and property, plant and equipment by geographic area are as follows:

	2002	2001	2000
Net sales:
United States	$433,619	$405,853	$380,728
Germany	46,992	50,709	37,892
Japan	39,856	38,366	46,574
Italy	32,098	34,784	18,619
Other	166,397	174,666	160,193
Net sales	$718,962	$704,378	$644,006
Property, plant and equipment:
United States	$144,947	$145,895	$146,992
Philippines	17,075	15,889	14,958
Germany	10,648	7,558	4,341
Japan	10,449	11,217	11,629
Other	19,535	18,148	10,664
Total property, plant and equipment	$202,654	$198,707	$188,584

Note 13 - Commitments and Contingencies

    The Company is engaged in administrative proceedings with governmental agencies and legal proceedings with governmental agencies and other third parties in the normal course of its business, including litigation under Superfund laws, regarding environmental matters. The Company believes that adequate reserves have been established for its share of the estimated cost for all currently pending environmental administrative or legal proceedings and does not expect that these environmental matters will have a material adverse effect on the financial condition of the Company.

    From time to time, the Company is named as a defendant in legal actions. The Company is not a party to any pending legal proceedings which management believes will result in a material adverse effect on the Company's financial condition.

    The Company leases certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $15,749 in 2002, $13,467 in 2001 and $13,295 in 2000. Future minimum rental payments required under noncancelable operating leases are $13,462 in 2003, $11,368 in 2004, $10,167 in 2005, $8,200 in 2006, $7,465 in 2007, and $12,193 thereafter.

    The Company is contingently liable for $4,372 of standby letters of credit issued by a bank to third parties on behalf of the Company at September 28, 2002. Purchase commitments outstanding at September 28, 2002 are $2,171 for machinery and equipment.

Note 14 - Quarterly Data - Unaudited

Net Sales and Earnings

			Year Ended					Year Ended
			September 28, 2002					September 29, 2001
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Net sales	$173,631	$182,152	$177,335	$185,844	$718,962	$157,709	$182,544	$179,252	$184,873	$704,378
Gross profit	54,681	58,409	58,379	59,116	230,585	46,672	53,114	53,943	57,414	211,143
Net earnings	8,230	9,285	9,831	10,253	37,599	6,523	6,812	7,159	7,444	27,938
Per share data:
Basic	$.59	$.62	$.65	$.68	$2.54	$.50	$.52	$.55	$.57	$2.13
Diluted	$.58	$.61	$.64	$.67	$2.50	$.49	$.51	$.54	$.56	$2.11

Note: Quarterly amounts may not add to the total due to rounding.

    The following table presents consolidated net earnings adjusted as though the adoption of SFAS No. 142 occurred as of October 1, 2000.

			Year Ended					Year Ended
			September 28, 2002					September 29, 2001
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Net earnings	$8,230	$9,285	$9,831	$10,253	$37,599	$7,579	$7,934	$8,310	$8,612	$32,435
Per share data:
Basic	$.59	$.62	$.65	$.68	$2.54	$.58	$.61	$.64	$.65$	$2.48
Diluted	$.58	$.61	$.64	$.67	$2.50	$.57	$.60	$.63	$.65	$2.45

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors of Moog Inc.:

We have audited the consolidated financial statements of Moog Inc. and subsidiaries listed in Item 15(a)(1) of the annual report on Form 10-K for the fiscal year ended September 28, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2) of the annual report on Form 10-K for the fiscal year ended September 28, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements or schedule of Moog GmbH, a wholly owned consolidated subsidiary of the Company. The financial statements of Moog GmbH, which we have not audited, reflect total assets constituting 9% and 11% of total consolidated assets as of September 28, 2002 and September 29, 2001, respectively, and total net sales constituting 12%, 14% and 10% of total consolidated net sales for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively. Those statements and schedule were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Moog GmbH for the applicable fiscal years, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Inc. and subsidiaries as of September 28, 2002 and September 29, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Buffalo, New York
November 6, 2002

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.

Part III

ITEM 10. Directors and Executive Officers of the Registrant.
    The information required herein with respect to directors of the Company and certain information required herein with respect to the executive officers of the Company is incorporated by reference to "Election of Directors" in the 2003 Proxy.

Executive Officers of the Registrant.
    The executive officers of Moog are listed on the following page.
    Other than John B. Drenning, the principal occupations of the following officers for the past five years have been their employment with the Company. Mr. Drenning's principal occupation is partner in the law firm of Hodgson Russ LLP.

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

    On June 1, 2000, Timothy P. Balkin was named Treasurer. Previously he was Director of Financial Planning and Analysis.

    On February 7, 2002, Jay K. Hennig was named Vice President and continues as the Space Systems Group's General Manager, a position he assumed in January 2001. Previously he was General Manager of Moog's Chatsworth Operations in California.

Executive Officers	Year First
and Management	Elected Officer

Robert T. Brady
Chairman of the Board;
President; Chief Executive Officer;
Director; Member, Executive Committee	1967

Richard A. Aubrecht
Vice Chairman of the Board;
Vice President - Strategy and Technology;
Director; Member, Executive Committee	1980

Robert H. Maskrey
Executive Vice President;
Chief Operating Officer
Director; Member, Executive Committee	1985

Robert R. Banta
Executive Vice President;
Chief Financial Officer; Assistant Secretary;
Director; Member, Executive Committee	1983

Joe C. Green
Executive Vice President;
Chief Administrative Officer;
Director; Member, Executive Committee	1973

Philip H. Hubbell
Vice President - Contracts and Pricing	1988

Stephen A. Huckvale
Vice President	1990

Martin J. Berardi
Vice President	2000

Warren C. Johnson
Vice President	2000

Jay K. Hennig
Vice President	2002

Timothy P. Balkin
Treasurer	2000

John B. Drenning
Secretary	1989

Donald R. Fishback
Controller	1985

ITEM 11. Executive Compensation.
    The information required herein is incorporated by reference to the 2003 Proxy.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
    The information required herein is incorporated by reference to the 2003 Proxy.

ITEM 13. Certain Relationships and Related Transactions.
    The information required herein is incorporated by reference to the 2003 Proxy.

ITEM 14. Controls and Procedures.
    As indicated in the certifications on pages 56 and 57 of this report, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of September 28, 2002. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this annual report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Part IV.

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this report:
1.	Index to Financial Statements.

The following financial statements are included:

(i)	Consolidated Statements of Earnings for each of the three years ended September 28, 2002.
(ii)	Consolidated Balance Sheets as of September 28, 2002 and September 29, 2001.
(iii)	Consolidated Statements of Shareholders' Equity for each of the three years ended September 28, 2002.
(iv)	Consolidated Statements of Cash Flows for each of the three years ended September 28, 2002.
(v)	Notes to Consolidated Financial Statements.
(vi)	Report of Independent Auditors.

2.	Index to Financial Statement Schedules.

    The following Financial Statement Schedule as of and for each of the three years ended September 28, 2002, is included in this Annual Report on Form 10-K:

    II. Valuation and Qualifying Accounts.

Schedules other than that listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

3.	Exhibits

    The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

(2)	(i)	Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated June 15, 1994.
	(ii)	Asset Purchase Agreement dated as of September 22, 1996 between Moog Inc., Moog Controls Inc., International Motion Control Inc., Enidine Holdings, L.P. and Enidine Holding Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated October 28, 1996.
	(iii)	Stock Purchase Agreement dated October 20, 1998 between Raytheon Aircraft Company and Moog Inc., incorporated by reference to exhibit 2(i) of the Company's report on Form 8-K dated November 30, 1998.
(3)		Restated Certificate of Incorporation and By-laws of the Company, incorporated by reference to exhibit (3) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1989.
(4)		Form of Indenture between Moog Inc. and Fleet National Bank, as Trustee, dated May 10, 1996 relating to the 10% Senior Subordinated Notes due 2006, incorporated by reference to exhibit (iv) to Form 8-K dated May 10, 1996.
(9)	(i)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of October 15, 1988 Report on Form 8-K dated November 30, 1988.
	(ii)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of November 1983 Report on Form 8-K dated December 9, 1983.
(10)		Material contracts.
	(i)	Management Profit Sharing Plan, incorporated by reference to exhibit 10(i) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1991.
	(ii)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002. (Filed herewith)
	(iii)	Incentive Stock Option Plan, incorporated by reference to exhibit 4(b) of the Registration Statement on Form S-8, File No. 33-36721, filed with the Securities and Exchange Commission on September 7, 1990.
	(iv)	Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1989.
	(v)	Indemnity Agreement, incorporated by reference to Annex A to 1988 Proxy Statement dated January 4, 1988.
	(vi)	1998 Stock Option Plan, incorporated by reference to exhibit A to 1998 Proxy Statement dated January 5, 1998.
-52-	(vii)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers other than the Treasurer and Controller, incorporated by reference to exhibit 10(vii) of the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1999.

	(viii)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978 - amended August 30, 1983; May 19, 1987; August 30, 1988 and November 11, 1999, incorporated by reference to exhibit 10(viii) of the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1999.
	(ix)	Corporate Revolving and Term Loan Agreement among certain lenders, HSBC Securities, Inc., as arranger, Marine Midland Bank, as agent, and Moog Inc. dated as of November 30, 1998, incorporated by reference to exhibit 10(i) of the Company's report on Form 10-Q for the quarter ended December 31, 2000.
	(x)	Amendment No. 1 to Corporate Revolving and Term Loan Agreement among certain lenders, HSBC Securities, Inc., as arranger, HSBC Bank USA, formerly known as Marine Midland Bank, as agent, and Moog Inc. dated as of October 24, 2000, incorporated by reference to exhibit 10(ii) of the Company's report on Form 10-Q for the quarter ended December 31, 2000.
	(xi)	Amendment No. 2 to Corporate Revolving and Term Loan Agreement among certain lenders, HSBC Securities, Inc., as arranger, HSBC Bank USA, formerly known as Marine Midland Bank, as agent, and Moog Inc. dated as of February 23, 2001, incorporated by reference to exhibit (xi) of the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.
	(xii)	Amendment No. 3 to Corporate Revolving and Term Loan Agreement among certain lenders, HSBC Securities, Inc., as arranger, HSBC Bank USA, formerly known as Marine Midland Bank, as agent, and Moog Inc. dated as of September 17, 2001, incorporated by reference to exhibit (xii) of the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001.
	(xiii)	Amendment No. 4 to Corporate Revolving and Term Loan Agreement among certain lenders, HSBC Securities, Inc., as arranger, HSBC Bank USA, formerly known as Marine Midland Bank, as agent, and Moog Inc. dated as of December 7, 2001, incorporated by reference to exhibit 10(i) of the Company's Annual Report on Form 10-Q for the quarter ended December 31, 2001.
(13)		2002 Annual Report to Shareholders. (Except for those portions which are expressly incorporated by reference into this Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.)
(21)		Subsidiaries of the Company.
Subsidiaries of the Company are listed below:
	(i)	Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland
	(ii)	Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary
	(iii)	Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
(a) Moog de Argentina Srl, Incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.
	(iv)	Moog Controls Corporation, Incorporated in New York, wholly-owned subsidiary with branch operation in the Republic of the Philippines
	(v)	Moog Controls Hong Kong Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary
	(vi)	Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary
	(vii)	Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary with a branch operation in India
(a) Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.
(b) Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.
(c) Moog Whitton Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.
	(viii)	Moog Control System (Shanghai) Co. Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary
	(ix)	Moog Europe Holdings. S.L., Incorporated in Spain, wholly-owned subsidiary with a branch operation in Switzerland.
(a) Moog Holding GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Europe Holdings. S.L.
(1) Moog GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holding GmbH
(1.a) Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH
(1.a.1) Microset S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog Italiana S.r.l.
(2) Moog Hydrolux Sarl, Incorporated in Luxembourg, wholly-owned subsidiary of Moog Holding GmbH
	(x)	Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary
	(xi)	Moog IFSC Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
	(xii)	Moog Industrial Controls Corporation, Incorporated in New York, wholly-owned subsidiary
	(xiii)	Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary
	(xiv)	Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary
	(xv)	Moog Properties, Inc., Incorporated in New York, wholly-owned subsidiary
	(xvi)	Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH
	(xvii)	Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
(23)	(i)	Consent of KPMG LLP. (Filed herewith)
(23)	(ii)	Consent and Audit Report of PricewaterhouseCoopers GmbH. (Filed herewith)
(99.1)		Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(b)		Reports on Form 8-K No reports on Form 8-K have been filed in the three month period ended September 28, 2002.
-53-

MOOG INC.						Schedule II
Valuation and Qualifying Accounts - Three Years ended September 28, 2002
(dollars in thousands)
Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Acquisitions	Foreign exchange impact and other	Balance at end of year

Year ended 2000:
Contract loss reserves	$24,741	$7,521	$14,321	$3,000	$(25)	$20,916
Allowance for doubtful accounts	2,417	719	759	-	(121)	2,256
Reserve for inventory valuation	15,990	5,627	2,836	-	(854)	17,927
Deferred tax valuation allowance	603	-	206		(20)	377
Year ended 2001:
Contract loss reserves	$20,916	$6,594	$12,250	$-	$1,403	$16,663
Allowance for doubtful accounts	2,256	1,584	502	-	(23)	3,315
Reserve for inventory valuation	17,927	6,481	4,382	-	116	20,142
Deferred tax valuation allowance	377	1,041	293	-	-	1,125
Year ended 2002:
Contract loss reserves	$16,663	$11,018	$14,727	$993	$(8)	$13,939
Allowance for doubtful accounts	3,315	1,090	1,335	-	320	3,390
Reserve for inventory valuation	20,142	8,975	2,440	-	839	27,516
Deferred tax valuation allowance	1,125	1,467	213	-	64	2,443

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc. (Registrant)
Date: December 16, 2002

By:  /s/ Robert T. Brady
Robert T. Brady
Chairman of the Board,
President, Chief Executive Officer,
and Director
(Principal Executive Officer)

By:  /s/ Robert R. Banta
Robert R. Banta
Executive Vice President,
Chief Financial Officer,
and Director
(Principal Financial Officer)

By:  /s/ Donald R. Fishback
Donald R. Fishback
Controller (Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

By: /s/ Richard A. Aubrecht	By: /s/ Robert H. Maskrey
Richard A. Aubrecht	Robert H. Maskrey
Director	Director

By: /s/ James L. Gray	By: /s/ Kraig H. Kayser
James L. Gray	Kraig H. Kayser
Director	Director

By: /s/ Joe C. Green	By: /s/ John D. Hendrick
Joe C. Green	John D. Hendrick
Director	Director

By: /s/ Albert F. Myers
Albert F. Myers
Director

CERTIFICATIONS

I, Robert T. Brady, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Moog Inc. (the "Registrant");

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	December 16, 2002

By	/s/ Robert T. Brady
Robert T. Brady,
Chief Executive Officer

I, Robert R. Banta, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Moog Inc. (the "Registrant");

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

	a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	December 16, 2002

By	/s/ Robert R. Banta
Robert R. Banta,
Chief Financial Officer

EXHIBIT INDEX

10(ii)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002.

13	2002 Annual Report to Shareholders.

23(i)	Consent of KPMG LLP.

23(ii)	Consent and Audit Report of PricewaterhouseCoopers GmbH.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.