Form 10-Q
period 2002-12-31
MOOG INC
filed 2003-02-12
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes __ No X

The number of shares outstanding of each class of common stock as of February 4, 2003 were:

Class A Common Stock, $1.00 par value	13,057,399 shares
Class B Common Stock, $1.00 par value	2,118,506 shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Balance Sheets December 31, 2002 and September 28, 2002	3
	Consolidated Condensed Statements of Earnings Three Months Ended December 31, 2002 and 2001	4
	Consolidated Condensed Statements of Cash Flows Three Months Ended December 31, 2002 and 2001	5
	Notes to Consolidated Condensed Financial Statements	6-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION	18
SIGNATURES		19
CERTIFICATIONS		20-21

Part I. FINANCIAL INFORMATION Item 1. Financial Statements

MOOG INC. CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (dollars in thousands)

	December 31,	September 28,
	2002	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,704	$15,952
Receivables	237,362	239,636
Inventories	167,035	162,391
Other current assets	38,578	39,520
TOTAL CURRENT ASSETS	455,679	457,499

PROPERTY, PLANT AND EQUIPMENT, net	206,306	202,654
GOODWILL, net	193,654	192,855
INTANGIBLE ASSETS, net	10,216	10,426
OTHER ASSETS	22,438	22,113

TOTAL ASSETS	$888,293	$885,547

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$16,734	$14,067
Current installments of long-term debt	17,446	17,110
Accounts payable	38,396	38,688
Accrued liabilities	97,256	101,797
Contract loss reserves	15,239	13,939
TOTAL CURRENT LIABILITIES	185,071	185,601

LONG-TERM DEBT, excluding current installments
Senior debt	154,522	165,286
Senior subordinated notes	120,000	120,000

LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	93,602	95,171

DEFERRED INCOME TAXES AND OTHER LIABILITIES	20,898	19,483
TOTAL LIABILITIES	574,093	585,541

SHAREHOLDERS' EQUITY
Preferred stock	100	100
Common stock	18,313	18,313
Other shareholders' equity	295,787	281,593
TOTAL SHAREHOLDERS' EQUITY	314,200	300,006
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$888,293	$885,547

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC. CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited) (dollars in thousands except per share data)

	Three Months Ended December 31,

	2002	2001

Net sales	$179,683	$173,631
Cost of sales	123,504	118,950
Gross profit	56,179	54,681

Research and development	7,426	7,519
Selling, general and administrative	29,557	28,513
Interest	5,374	7,248
Other expense (income), net	43	(527)

Earnings before income taxes	13,779	11,928

Income taxes	4,001	3,698

Net earnings	$9,778	$8,230

Net earnings per share
Basic	$.65	$.59
Diluted	$.64	$.58

Average common shares outstanding
Basic	15,155,164	13,958,785
Diluted	15,342,911	14,083,320

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in thousands)

	Three Months Ended December 31,

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$9,778	$8,230
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	6,791	6,372
Other	(3,378)	(5,860)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,191	8,742

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses	-	(7,185)
Purchase of property, plant and equipment	(7,588)	(7,853)
Other	18	(748)
NET CASH USED BY INVESTING ACTIVITIES	(7,570)	(15,786)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	2,287	(1,281)
Net repayments of revolving lines of credit	(7,000)	(26,000)
Proceeds from long-term debt	112	126
Payments on long-term debt	(4,575)	(4,234)
Net proceeds from sale of Class A Common Stock	-	38,846
Other	41	(215)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(9,135)	7,242

Effect of exchange rate changes on cash	266	(255)
DECREASE IN CASH AND CASH EQUIVALENTS	(3,248)	(57)
Cash and cash equivalents at beginning of period	15,952	14,273
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,704	$14,216

CASH PAID FOR:
Interest	$9,731	$12,735
Income taxes	865	5,474

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of businesses:
Fair value of assets acquired	$-	$8,035
Cash paid	-	7,185
Liabilities assumed	$-	$850

Equipment acquired under capital leases	$426	$-

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2002

(Unaudited)
(dollars in thousands, except per share data)

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of December 31, 2002 and September 28, 2002 and the results of its operations and cash flows for the three months ended December 31, 2002 and 2001. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 28, 2002.

2.  Recent Accounting Pronouncements

Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The adoption of these statements did not have a material impact on the Company's results of operations or financial condition.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Company will adopt this standard for exit or disposal activities that are initiated after December 31, 2002 and believes it will not have a material impact on its results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of the recognition and measurement provisions of this interpretation will not have a material impact on its results of operations or financial condition.

3.  Product Warranties

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of December 21, 2002 and September 28, 2002 is immaterial to the Company's financial position and the change in the warranty accrual for the first quarter of 2003 is immaterial to the Company's results of operations and cash flows.

4.  Inventories

Inventories consist of the following:

	December 31, 2002	September 28, 2002

Raw materials and purchased parts	$54,437	$53,355
Work in process	81,797	79,494
Finished goods	30,801	29,542
	$167,035	$162,391

5. Stock Offering

On November 20, 2001, the Company completed an offering of Class A common stock at $21.00 per share. The offering included 1,980,000 previously unissued shares sold by the Company. The final net proceeds to the Company of $38,814 as determined in March 2002 were used to repay outstanding debt.

6.  Shareholders' Equity

The changes in shareholders' equity for the three months ended December 31, 2002 are summarized as follows:

			Number of Shares
	Amount	Preferred Shares	Class A Common Stock	Class B Common Stock

PREFERRED STOCK
Beginning and end of period	$100	100,000

COMMON STOCK
Beginning and end of period	18,313		14,673,757	3,639,293

ADDITIONAL PAID-IN CAPITAL
Beginning of period	135,171
Issuance of Treasury shares at more than cost	59
End of period	135,230

RETAINED EARNINGS
Beginning of period	223,019
Net earnings	9,778
Preferred stock dividends	(2)
End of period	232,795

TREASURY STOCK
Beginning of period	(40,006)	(16,229)	(1,635,645)	(1,533,901)
Treasury stock issued	280	-	30,000	7,054
Treasure stock purchased	(296)	-	(10,713)	-
End of period	(40,022)	(16,229)	(1,616,358)	(1,526,847)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(36,591)
Foreign currency translation adjustment	4,045
Reduction in accumulated loss on derivatives	330
End of period	(32,216)

TOTAL SHAREHOLDERS' EQUITY	$314,200	83,771	13,057,399	2,112,446

7.    Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended December 31,

	2002	2001
Weighted-average shares outstanding - Basic	15,155,164	13,958,785
Dilutive effect of:
Stock options	176,959	113,747
Convertible preferred stock	10,788	10,788
Weighted-average shares outstanding - Diluted	15,342,911	14,083,320

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

8.    Comprehensive Income

	Three Months Ended December 31,

	2002	2001
Net income	$9,778	$8,230
Other comprehensive income (loss):
Foreign currency translation adjustment	4,045	(3,326)
Reduction in accumulated loss on derivatives	330	638
Comprehensive income	$14,153	$5,542

The components of accumulated other comprehensive loss (AOCL), net of tax, are as follows:

	December 31, 2002	September 28, 2002
Cumulative foreign currency translation adjustments	$3,271	$7,316
Minimum pension liability adjustment	28,618	28,618
Accumulated loss on derivatives	327	657
Accumulated other comprehensive loss	$32,216	$36,591

9.    Derivative Financial Instruments

The Company principally uses derivative financial instruments to manage the risk associated with changes in interest rates which affect the amount of future interest payments. The $70,000 notional amount of interest rate swaps outstanding at December 31, 2002 effectively converts this amount of variable-rate debt to fixed-rate debt at 6.6% and these swaps mature in February and March 2003. During January 2003, the Company entered into interest rate swaps with a $120,000 notional amount, effectively converting $90,000 of variable-rate debt to fixed-rate debt at 3.5% for two years and $30,000 of variable-rate debt to fixed-rate debt at 4.0% for three years based on the current applicable margin of 150 basis points over LIBOR.

Activity in AOCL related to derivatives held by the Company during the first quarter of fiscal 2003 is summarized below:

	Before-Tax Amount	Income	After-Tax
		Tax	Amount
Balance as of September 28, 2002	$(1,070)	$413	$(657)
Net increase in fair value of derivatives	(16)	(2)	(18)
Net reclassification from AOCL into earnings	572	(224)	348
Balance as of December 31, 2002	$(514)	$187	$(327)

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first quarter of 2003 or 2002. The fair value of derivatives, most of which is included in accrued liabilities, was a net liability of $763 at December 31, 2002 and $1,309 at September 28, 2002.

10.    Stock-Based Compensation

The Company accounts for stock options under the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. The exercise price equals the market price of the underlying common shares on the date of grant and, therefore, no compensation expense is recognized. The following table illustrates the effect on net earnings and earnings per share as if the fair value method had been applied to all outstanding awards in each period.

	Three Months Ended December 31,

	2002	2001
Net earnings, as reported	$9,778	$8,230
Less stock based employee compensation
expense determined under fair value
method	(438)	(240)
Net earnings, pro forma	$9,340	$7,990

Earnings per share:
Basic, as reported	$.65	$.59
Basic, pro forma	$.62	$.57
Diluted, as reported	$.64	$.58
Diluted, pro forma	$.61	$.57

11.    Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended December 31, 2002 are as follows:

	Aircraft Controls	Space Controls	Industrial Controls	Total

Balance as of September 28, 2002	$102,817	$36,664	$53,374	$192,855
Foreign currency translation	-	-	799	799
Balance as of December 31, 2002	$102,817	$36,664	$54,173	$193,654

All acquired identifiable intangible assets other than goodwill are being amortized. The weighted-average amortization period is nine years for non-compete agreements as well as for other acquired identifiable intangible assets. Other acquired identifiable intangible assets primarily consist of technology-based and customer-related intangible assets. Amortization of acquired identifiable intangible assets was $241 and $211 for the three months ended December 31, 2002 and December 31, 2001, respectively. Based on acquired intangible assets recorded at December 31, 2002, amortization is estimated to be $942 in 2003, $911 in 2004, $885 in 2005, $725 in 2006 and $439 in 2007. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	December 31, 2002		September 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-compete agreements	$5,982	$(2,719)	$6,011	$(2,577)
Other acquired identifiable
intangible assets	2,000	(298)	1,980	(230)
Acquired intangible assets	$7,982	$(3,017)	$7,991	$(2,807)

12. Acquisition-Related Severance

In connection with the March 2002 acquisition of Tokyo Precision Instruments Co. Ltd., the Company initially established a $1,412 reserve for severance costs associated with expected involuntary termination of employees. The balance of the liability was $0 and $1,212 at December 31, 2002 and September 28, 2002, respectively. Activity during the first quarter of 2003 was due to payments.

13. Segment Information

Below are sales and operating profit by segment for the three months ended December 31, 2002 and 2001 and a reconciliation of segment operating profit to earnings before income taxes.

	Three Months Ended December 31,
	2002	2001
Net Sales	$93,143	$86,043
Aircraft Controls	23,096	29,505
Space Controls	63,444	58,083
Industrial Controls
Net sales	$179,683	$173,631

Operating Profit and Margins
Aircraft Controls	$17,679	$13,845
	19.0%	16.1%
Space controls	1,309	3,876
	5.7%	13.1%
Industrial Controls	2,785	3,864
	4.4%	6.7%
Total operating profit	21,773	21,585
	12.1%	12.4%
Deductions from Operating Profit
Interest expense	5,374	7,248
Corporate expenses and other	2,620	2,409

Earnings before Income Taxes	$13,779	$11,928

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

[The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 28, 2002. All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.]

The Company is a leading worldwide designer and manufacturer of a broad range of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and industrial markets. The Company has three operating segments: Aircraft Controls, Space Controls and Industrial Controls.

Critical Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended September 28, 2002 for a complete discussion of the Company's critical accounting policies. There have been no material changes in the current year regarding these critical accounting policies.

Results of Operations

Consolidated

Net sales for the first quarter of 2003 were $180 million, compared to $174 million in the first quarter of 2002. Stronger foreign currencies, particularly the Euro, accounted for $4 million of the $6 million increase in net sales. Net sales increased $7 million in Aircraft Controls and $5 million in Industrial Controls while net sales decreased $6 million in Space Controls.

Cost of sales as a percentage of net sales was 68.7% in the first quarter of 2003 compared to 68.5% in the first quarter of 2002. Included in cost of sales are accruals for contracts with anticipated losses. Estimated costs to complete are reviewed regularly for all contracts with anticipated losses at completion. Contract loss reserves are recorded when a loss becomes known. The net increase in contract loss reserves during the first quarter of 2003 was $1 million. Additions to contract loss reserves were $3 million, half of which relates to an aircraft development contract received in Europe. The balance of the additions primarily relates to business jet development contracts. During the first quarter of 2003, $2 million of contract loss reserves, primarily related to business jet development contracts, were utilized as costs were incurred.

Interest expense decreased to $5 million in the first quarter of 2003 from $7 million in the first quarter of 2002. The decrease in interest expense is due to lower interest rates and, to a lesser extent, reduced debt levels in part associated with the application of proceeds from the November 2001 sale of previously unissued Class A common shares.

The Company's effective tax rate for the first quarter of 2003 was 29% compared to 31% in the first quarter of 2002. The lower effective tax rate resulted from a full year's benefit expected in 2003 from the 2002 reorganization of several of the Company's European operations.

Aircraft Controls

Net sales in Aircraft Controls increased 8% to $93 million in the first quarter of 2003 from $86 million in the first quarter of 2002. The increase is due to increases of $9 million related to the ramp-up on the F-35 Joint Strike Fighter aircraft program, $4 million on commercial aircraft aftermarket mainly related to foreign airlines, $3 million on the V-22 Osprey tiltrotor aircraft program and $2 million on business jet programs. These increases were partially offset by decreases of $4 million on Boeing commercial OEM sales, $3 million on the F/A-18 E/F fighter aircraft program which had significant shipments in the first quarter of 2002, $1 million on flight controls for Airbus and a net $3 million decrease on other aircraft programs.

Operating margins for Aircraft Controls increased to 19.0% in the first quarter of 2003 from 16.1% in the first quarter of 2002. The increase is primarily due to a favorable aircraft product mix, including a higher level of more profitable commercial aircraft aftermarket sales, and strong cost performance. This increase was partially offset by recording a $1.4 million contract loss reserve on an aircraft development contract received in Europe.

Twelve-month backlog for Aircraft Controls was $239 million at December 31, 2002 compared to $219 million at December 31, 2001. The increase is due to an increase in backlog for the F-35 Joint Strike Fighter, partially offset by a decrease in backlog for commercial aircraft primarily associated with the reduced activity with Boeing OEM.

Space Controls

Net sales in Space Controls decreased 22% to $23 million in the first quarter of 2003 from $30 million in the first quarter of 2002. The decrease is due to decreases of $6 million on tactical missile programs primarily related to the completion of shipments on the AGM-142 Popeye program and an expected lower level of production on Hellfire, $2 million on satellites related to the low launch rate for commercial satellites and $1 million on the Space Station Crew Return Vehicle due to the completion of work on this program. These decreases were partially offset by a $3 million increase in sales on missile defense programs.

Operating margins for Space Controls decreased to 5.7% in the first quarter of 2003 from 13.1% in the first quarter of 2002. The decrease is primarily due to the lower level of sales in the first quarter of 2003.

Twelve-month backlog for Space Controls was $60 million at December 31, 2002 compared to $69 million at December 31, 2001. The decrease is primarily attributable to the completion of work on the Space Shuttle Crew Return Vehicle program and the AGM-142 Popeye tactical missile program.

Industrial Controls

Net sales in Industrial Controls increased 9% to $63 million in the first quarter of 2003 from $58 million in the first quarter of 2002. Net sales in the first quarter of 2003 included a $3 million beneficial impact related to the stronger Euro currency. Nearly half of the sales in Industrial Controls are denominated in Euros. The remainder of the increase in sales is due to improving sales of controls for plastics injection and blow molding machinery and combat controls, partially offset by declining sales of turbine controls due to the soft power generation market.

Operating margins for Industrial Controls decreased to 4.4% in the first quarter of 2003 from 6.7% in the first quarter of 2002. The lower margins are due to $0.8 million of non-recurring costs to move the radial piston pump business acquired from Bosch in 2001 to another German facility and to a less favorable product mix.

Twelve-month backlog for Industrial Controls was $68 million at December 31, 2002 compared to $69 million at December 31, 2001. Excluding the impact of stronger foreign currencies, backlog decreased by $7 million from a year ago primarily due to generally soft industrial markets. Backlog was down only by $1 million compared to September 28, 2002 excluding the effects of foreign currency fluctuations.

Financial Condition and Liquidity

Cash provided by operating activities increased to $13 million in the first quarter of 2003 from $9 million in the first quarter of 2002 due to increased earnings adjusted for non-cash charges.

The Company's credit facility consists of a term loan payable quarterly through 2005, which had a balance of $41 million at December 31, 2002, and a $265 million revolver of which $126 million was outstanding at December 31, 2002. The credit facility expires in December 2005. Interest on the credit facility is LIBOR plus a spread that was 150 basis points on December 31, 2002. The credit facility is secured by substantially all of the Company's U.S. assets. The credit facility contains various covenants that adjust over the term of the facility. As of December 31, 2002, the covenant for minimum Consolidated Net Worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, was $210 million; the covenant for minimum Interest Coverage Ratio, defined as the ratio of adjusted EBITDA to total interest expense was 2.8; the covenant for minimum Fixed Charge Coverage Ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, provision for taxes and regularly scheduled principal payments on debt was 1.15; and the covenant for the maximum Leverage Ratio, defined as the ratio of total debt (including letters of credit) less aggregate cash balances to adjusted EBITDA was 4.0. Adjusted EBITDA is defined as (i) the sum of net income, interest expense, provisions for taxes based on income, total depreciation expense, total amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. Additionally, the credit facility limits capital expenditures to $27 million in 2003 and restricts the payment of cash dividends to common stockholders. As of December 31, 2002, the Company was in compliance with all covenants.

At December 31, 2002, the Company had $149 million of unused borrowing capacity under short and long-term lines of credit, including $136 million from the credit facility. Total debt was $309 million at December 31, 2002 compared with $316 million at September 29, 2002. Long-term debt to capitalization was 47% at December 31, 2002 compared with 49% at September 28, 2002.

On May 1, 2003, the $120 million 10% senior subordinated notes will be callable at par. The Company is currently negotiating to expand and extend the maturity on the bank credit facility, which would enable the Company to fund an early redemption on the senior subordinated notes. The Company does not expect the early redemption of the senior subordinated notes, if it occurs, to result in a significant change to its 2003 earnings outlook as any interest expense savings for the remainder of 2003 related to an early redemption would be substantially offset by expenses to be recognized related to the transaction.

Capital expenditures were $8 million in the first quarter of 2003 compared with depreciation and amortization of $7 million. Capital expenditures were $8 million in the first quarter of 2002 compared with depreciation and amortization of $6 million. Capital expenditures are expected to approximate $27 million in 2003.

The Company believes that its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meets its operating needs.

Recent Accounting Pronouncements

Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The adoption of these statements did not have a material impact on the Company's results of operations or financial condition.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Company will adopt this standard for exit or disposal activities that are initiated after December 31, 2002 and believes it will not have a material impact on its results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of the recognition and measurement provisions of this interpretation will not have a material impact on its results of operations or financial condition.

Outlook

The Company has updated its outlook for 2003 from the discussion contained in its Annual Report on Form 10-K filed December 16, 2002. Net sales are expected to approximate $752 million compared to $760 million previously expected, representing a 5% increase over 2002 sales of $719 million. The downward adjustment is shared equally by Space Controls and Industrial Controls. The current outlook in Space Controls reflects the low shipment levels in the first quarter that are expected to continue throughout the year on tactical missiles and commercial satellites. The current outlook for 2003 includes $13 million of Space Controls sales associated with the Space Shuttle program. Approximately $10 million relates to a contract for overhaul of flight control actuators for the orbiters and approximately $3 million depends on the refurbishment of booster actuators that return after each launch. Some of this work may be delayed as a result of the Space Shuttle Columbia tragedy that occurred on February 1, 2003. The Company believes that, of the $13 million of 2003 planned Space Shuttle sales, only $2 million related solely to the refurbishment work on the booster actuators is at risk due to the anticipated delay in Shuttle launches. The current outlook in Industrial Controls reflects slower sales of controls for carpet tufting machines and a softer market for heavy industry such as steel mills.

Operating margins for 2003 are now expected to be 12.3% compared to 12.1% in the previous outlook. Margins in Aircraft Controls are now expected to be 17.0% compared to 16.4% previously expected while margins in Space Controls are now expected to be 6.0% compared to 7.5% previously expected based on first quarter results. The outlook for earnings per share of $2.75 has not changed from the previous outlook.

Regarding cash flow, the Company plans to reduce debt by $17 to $20 million in 2003 in addition to increasing cash funding on pension plans by approximately $10 million over the $7 million paid during 2002.

Cautionary Statement

Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as "may," "will," "should," "believes," "expects," "expected," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume" and "assume," are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles and demand for capital goods, (ii) the Company's dependence on government contracts that may not be fully funded or may be terminated, (iii) the Company's dependence on certain major customers, such as The Boeing Company, for a significant percentage of its sales, (iv) the Company's dependence on the commercial aircraft industry which is highly cyclical and sensitive to fuel price increases, labor disputes, and economic conditions, (v) the possibility that advances in technology could reduce the demand for certain of the Company's products, specifically hydraulic-based motion controls, (vi) the use of electronic auctions by customers to award business, (vii) intense competition which may require the Company to compete by lowering prices or by offering more favorable terms of sale, (viii) the Company's significant indebtedness which could limit its operational and financial flexibility, (ix) higher pension costs and increased cash funding requirements which could occur in future years if future actual plan results differ from assumptions used for the Company's Defined Benefit Pension Plans, including returns on plan assets and interest rates, (x) a write-off of all or part of the Company's goodwill which could adversely affect the Company's operating results and net worth and cause it to violate covenants in its bank agreements, (xi) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event the Company does not comply with regulations relating to defense industry contracting, (xii) the potential for cost overruns on development jobs and fixed-price contracts and the risk that actual results may differ from estimates used in contract accounting, (xiii) the Company's ability to successfully identify and consummate acquisitions and integrate the acquired businesses, (xiv) the possibility of a catastrophic loss of one or more of the Company's manufacturing facilities, (xv) the impact of product liability claims related to the Company's products used in applications where failure can result in significant property damage, injury or death, (xvi) foreign currency fluctuations in those countries in which the Company does business and other risks associated with international operations, and (xvii) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's Annual Report on Form 10-K for the year ended September 28, 2002 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding this market risk information.

Item 4. Controls and Procedures

As indicated in the certifications on pages 20 and 21 of this report, the Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures as of December 31, 2002. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Part II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K
	a.	Exhibits
	10.1	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978; amended August 30, 1983, May 19, 1987, August 30, 1988, December 12, 1996, November 11, 1999 and November 29, 2001.
	99.1	Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
__________________________
(Registrant)

Date: February 10, 2003	By S/ROBERT T. BRADY/S
ROBERT T. BRADY
Chairman
Chief Executive Officer

Date: February 10, 2003	By S/ROBERT R. BANTA/S
ROBERT R. BANTA
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: February 10, 2003	By S/DONALD R. FISHBACK/S
DONALD R. FISHBACK
Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, Robert T. Brady, Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Moog Inc. (the "Registrant");

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 10, 2003

By S/ROBERT T. BRADY/S
      ROBERT T. BRADY
     Chief Executive Officer

I, Robert R. Banta, Chief Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Moog Inc. (the "Registrant");

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 10, 2003

By S/ROBERT R. BANTA/S
     ROBERT R. BANTA
     Chief Financial Officer

EXHIBIT INDEX

No.	Name

10.1	Supplemental Retirement Plan, as amended and restated.

99.1	Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.