Form 10-Q
period 2003-05-12
MOOG INC
filed 2003-05-12
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes __ No X

The number of shares outstanding of each class of common stock as of May 5, 2003 were:

Class A Common Stock, $1.00 par value	13,070,639 shares
Class B Common Stock, $1.00 par value	2,141,307 shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

			Page
PART I.		FINANCIAL INFORMATION

	Item 1.	Consolidated Condensed Balance Sheets March 31, 2003 and September 28, 2002	3

		Consolidated Condensed Statements of Earnings Three and Six Months Ended March 31, 2003 and 2002	4

		Consolidated Condensed Statements of Cash Flows Six Months Ended March 31, 2003 and 2002	5

		Notes to Consolidated Condensed Financial Statements	6-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

	Item 4.	Controls and Procedures	18

PART II.		OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	19

	Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES			20

CERTIFICATIONS			21-22

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOOG INC. CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited) (dollars in thousands)

March 31,		September 28,
2003		2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,999	$15,952
Receivables	247,251	239,636
Inventories	166,146	162,391
Other current assets	40,550	39,520
TOTAL CURRENT ASSETS	474,946	457,499

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $263,057 and $248,085, respectively	207,395	202,654
GOODWILL	193,783	192,855
INTANGIBLE ASSETS	10,039	10,426
OTHER ASSETS	25,325	22,113

TOTAL ASSETS	$911,488	$885,547

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$13,755	$14,067
Current installments of long-term debt	15,969	17,110
Accounts payable	41,125	38,688
Accrued liabilities	96,951	94,007
Contract loss reserves	15,943	13,939
Customer advances	13,029	7,790
TOTAL CURRENT LIABILITIES	196,772	185,601

LONG-TERM DEBT, excluding current installments
Senior debt	153,400	165,286
Senior subordinated notes	120,000	120,000

LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	92,390	95,171

DEFERRED INCOME TAXES AND OTHER LIABILITIES	22,666	19,483
TOTAL LIABILITIES	585,228	585,541

SHAREHOLDERS' EQUITY
Preferred stock	100	100
Common stock	18,313	18,313
Other shareholders' equity	307,847	281,593
TOTAL SHAREHOLDERS' EQUITY	326,260	300,006
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$911,488	$885,547

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC. CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (Unaudited) (dollars in thousands except per share data)

Three Months Ended			Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Net sales	$190,048	$182,152	$369,731	$355,783
Cost of sales	132,675	123,743	256,179	242,693
Gross profit	57,373	58,409	113,552	113,090

Research and development	7,871	8,495	15,297	16,014
Selling, general and administrative	30,323	29,917	59,880	58,431
Interest	5,409	6,426	10,783	13,674
Other	(241)	114	(198)	(413)

Earnings before income taxes	14,011	13,457	27,790	25,384

Income taxes	3,707	4,172	7,708	7,869

Net earnings	$10,304	$9,285	$20,082	$17,515

Net earnings per share
Basic	$.68	$.62	$1.32	$1.21
Diluted	$.67	$.61	$1.31	$1.19

Average common shares outstanding
Basic	15,178,369	15,080,484	15,166,767	14,519,634
Diluted	15,399,595	15,297,483	15,371,254	14,690,401

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in thousands)

	Six Months Ended
		March 31,
	2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$20,082		$17,515
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	14,153		12,580
Other	(19)		(11,614)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,216		18,481

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	-		(6,961)
Purchase of property, plant and equipment	(15,080)		(12,539)
Other	70		(740)
NET CASH USED BY INVESTING ACTIVITIES	(15,010)		(20,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	(959)		(1,588)
Net repayments of revolving lines of credit	(43,000)		(23,000)
Proceeds from long-term debt	35,221		1,515
Payments on long-term debt	(6,365)		(9,452)
Net proceeds from sale of Class A Common Stock	-		38,814
Other	645		(145)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(14,458)		6,144

Effect of exchange rate changes on cash	299		(426)
INCREASE IN CASH AND CASH EQUIVALENTS	5,047		3,959
Cash and cash equivalents at beginning of period	15,952		14,273
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,999		$18,232

CASH PAID FOR:
Interest	$11,379		$16,268
Income taxes	3,053		8,826

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of businesses:
Fair value of assets acquired other than cash	$-		$20,831
Cash paid, net of cash acquired	-		6,961
Liabilities assumed	$-		$13,870

Equipment acquired under capital leases	$426		$-

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2003

(Unaudited)
(dollars in thousands, except per share data)

1.        Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of March 31, 2003 and September 28, 2002 and the results of its operations and cash flows for the three and six months ended March 31, 2003 and 2002. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 28, 2002.

2.        Recent Accounting Pronouncements

Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. The Company has not elected to adopt the recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation –Transition and Disclosure, an amendment of FASB Statement No. 123," and has applied the disclosure requirements beginning in the quarter ended December 31, 2002. Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The adoption of these standards did not have a material impact on the Company's results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company is evaluating the effect that this statement will have on its results of operations and financial condition.

3.        Inventories

Inventories consist of the following:
	March 31,	September 28,
	2003	2002
Raw materials and purchased parts	$52,604	$53,355
Work in process	83,154	79,494
Finished goods	30,388	29,542
	$166,146	$162,391

4.        Stock-Based Compensation

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Net earnings, as reported	$10,304	$9,285	$20,082	$17,515
Less stock based employee compensation expense determined under fair value method	(447)	(251)	(885)	(491)
Net earnings, pro forma	$9,857	$9,034	$19,197	$17,024

Earnings per share:
Basic, as reported	$.68	$.62	$1.32	$1.21
Basic, pro forma	$.65	$.60	$1.27	$1.17
Diluted, as reported	$.67	$.61	$1.31	$1.19
Diluted, pro forma	$.64	$.59	$1.25	$1.16

5.        Stock Offering

On November 20, 2001, the Company completed an offering of Class A common stock at $21.00 per share. The offering included 1,980,000 previously unissued shares sold by the Company. The net proceeds to the Company of $38,814 were used to repay outstanding debt.

6.        Shareholders' Equity

The changes in shareholders' equity for the six months ended March 31, 2003 are summarized as follows:
		Number of Shares
	Amount	Preferred Shares	Class A Common Stock	Class B Common Stock

PREFERRED STOCK
Beginning and end of period	$100	100,000

COMMON STOCK
Beginning and end of period	18,313		14,673,757	3,639,293

ADDITIONAL PAID-IN CAPITAL
Beginning of period	135,171
Issuance of Treasury shares at more than cost
	203
End of period	135,374

RETAINED EARNINGS
Beginning of period	223,019
Net earnings	20,082
Preferred stock dividends	(4)
End of period	243,097

TREASURY STOCK
Beginning of period	(40,006)	(16,229)	(1,635,645)	(1,533,901)
Treasury stock issued	835	-	30,000	28,840
Treasury stock purchased	(390)	-	(13,713)	-
End of period	(39,561)	(16,229)	(1,619,358)	(1,505,061)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(36,591)
Foreign currency translation adjustment	5,638
Increase in accumulated loss on derivatives
	(110)
End of period	(31,063)

TOTAL SHAREHOLDERS' EQUITY	$326,260	83,771	13,054,399	2,134,232

7.        Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:
	March 31,		March 31,
	2003	2002	2003	2002

Weighted-average shares outstanding-Basic	15,178,369	15,080,484	15,166,767	14,519,634
Dilutive effect of:
Stock options	210,438	206,211	193,699	159,979
Convertible preferred stock	10,788	10,788	10,788	10,788
Weighted-average shares outstanding-Diluted	15,399,595	15,297,483	15,371,254	14,690,401

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

8.        Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Net earnings	$10,304	$9,285	$20,082	$17,515
Other comprehensive income (loss):
Foreign currency translation adjustments	1,593	(1,015)	5,638	(4,341)
(Increase) decrease in accumulated
loss on derivatives, net of tax	(440)	846	(110)	1,484
Comprehensive income	$11,457	$9,116	$25,610	$14,658

The components of accumulated other comprehensive loss are as follows:

		March 31,	September 28,
		2003	2002
Cumulative foreign currency translation adjustments		$1,678	$7,316
Minimum pension liability adjustment, net of tax		28,618	28,618
Accumulated loss on derivatives, net of tax		767	657
Accumulated other comprehensive loss		$31,063	$36,591

9.        Credit Facility

On March 3, 2003, the Company increased its revolving and term loan credit facility to $390,000. The term loan portion of the credit facility, which had a balance of $41,250 at December 31, 2002, was increased to $75,000 with the difference reducing the outstanding balance on the revolving portion of the facility to $90,000. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3,750 commencing on June 30, 2003. Interest on the credit facility is based on LIBOR plus the applicable margin, which increased 25 basis points and is currently 175 basis points. The credit facility is secured by substantially all of the Company's U.S. assets.

10.        Senior Subordinated Notes

On May 1, 2003, the Company completed the early redemption of the $120,000 10% senior subordinated notes by calling in all of the senior subordinated notes at par. During the third quarter of 2003, the Company will recognize $1,171 in expense related to the write off of deferred debt issuance costs associated with the senior subordinated notes. The redemption was financed by using the unused portion of the credit facility with interest at LIBOR plus 175 basis points. After the redemption of the senior subordinated notes, approximately $100,000 of the credit facility will be unused.

11.        Derivative Financial Instruments

The Company uses derivative financial instruments principally to manage the risk associated with changes in interest rates which affect the amount of future interest payments. During the second quarter of 2003, the Company entered into interest rate swaps with a $145,000 notional amount, effectively converting $90,000 of variable-rate debt to "all-in" fixed-rate debt at 3.8% for two years and $55,000 of variable-rate debt to "all-in" fixed-rate debt at 4.3% for three years.

Activity in Accumulated Other Comprehensive Loss (AOCL) related to derivatives held by the Company during the first six months of fiscal 2003 is summarized below:
	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Balance as of September 28, 2002	$(1,070)	$413	$(657)
Net decrease in fair value of derivatives	(1,467)	565	(902)
Net reclassification from AOCL into earnings	1,296	(504)	792
Balance as of March 31, 2003	$(1,241)	$474	$(767)

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three and six months of 2003 or 2002. The fair value of derivatives was a net liability of $1,405 at March 31, 2003 and $1,309 at September 28, 2002.

12.        Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended March 31, 2003 are as follows:

	Aircraft	Space	Industrial
	Controls	Controls	Controls	Total
Balance as of September 28, 2002	$102,817	$36,664	$53,374	$192,855
Foreign currency translation	-	-	928	928
Balance as of March 31, 2003	$102,817	$36,664	$54,302	$193,783

All acquired identifiable intangible assets other than goodwill are being amortized. The weighted-average amortization period is nine years for non-compete agreements as well as for other acquired identifiable intangible assets, which primarily consist of technology-based and customer-related intangible assets. Amortization of acquired identifiable intangible assets was $236 and $477 for the three and six months ended March 31, 2003, respectively, and was $162 and $373 for the three and six months ended March 31, 2002, respectively. Based on acquired identifiable intangible assets recorded at March 31, 2003, amortization is estimated to be $943 in 2003, $912 in 2004, $885 in 2005, $724 in 2006 and $439 in 2007. The gross carrying amount and accumulated amortization for major categories of acquired identifiable intangible assets are as follows:
	March 31, 2003		September 28, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$6,044	$(2,954)	$6,011	$(2,577)
Other acquired identifiable
intangible assets	2,001	(365)	1,980	(230)
Acquired intangible assets	$8,045	$(3,319)	$7,991	$(2,807)

13.        Severance and Restructuring Costs

In connection with the March 2002 acquisition of Tokyo Precision Instruments Co. Ltd., the Company initially established a $1,412 reserve on the opening balance sheet for severance costs associated with expected involuntary termination of employees. The balance of the liability was $0 and $1,212 at March 31, 2003 and September 28, 2002, respectively. The entire balance as of September 28, 2002 was paid during the first quarter of 2003.

During the second quarter of 2003, the Company initiated a reduction in force of 61 employees in the U.S. and established a reserve for one-time termination benefits of $648. The charge was primarily to cost of sales in Space Controls. Payments related to the reduction in force are expected to be substantially complete by the end of the third quarter of 2003.

14.        Product Warranties

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of March 31, 2003 and September 28, 2002 is immaterial to the Company's financial position and the change in the warranty accrual for the first three and six months of 2003 is immaterial to the Company's results of operations and cash flows.

15.        Segment Information

Below are sales and operating profit by segment for the three and six months ended March 31, 2003 and 2002 and a reconciliation of segment operating profit to earnings before income taxes.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
Net Sales

Aircraft Controls	$99,032	$90,222	$192,175	$176,265
Space Controls	21,617	28,837	44,713	58,342
Industrial Controls	69,399	63,093	132,843	121,176

Net sales	$190,048	$182,152	$369,731	$355,783

Operating Profit and Margins

Aircraft Controls	$17,286	$14,909	$34,965	$28,754
	17.5%	16.5%	18.2%	16.3%
Space Controls	(67)	4,392	1,242	8,268
	(0.3%)	15.2%	2.8%	14.2%
Industrial Controls	5,167	4,257	7,952	8,121
	7.4%	6.7%	6.0%	6.7%
Total operating profit	22,386	23,558	44,159	45,143
	11.8%	12.9%	11.9%	12.7%

Deductions from Operating Profit

Interest expense	5,409	6,426	10,783	13,674
Corporate expenses and other	2,966	3,675	5,586	6,085

Earnings before Income Taxes	$14,011	$13,457	$27,790	$25,384

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

[The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 28, 2002 and its quarterly report on Form 10-Q for the quarter ended December 31, 2002. All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.]

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

Results of Operations

Consolidated

Net sales for the second quarter of 2003 were $190 million compared to $182 million in the second quarter of 2002. Net sales increased $9 million in Aircraft Controls and $6 million in Industrial Controls, while net sales decreased $7 million in Space Controls. For the first six months of 2003, net sales were $370 million compared to $356 million in the first half of 2002. Net sales increased $16 million in Aircraft Controls and $12 million in Industrial Controls, while net sales decreased $14 million in Space Controls.

Cost of sales as a percentage of net sales increased to 69.8% in the second quarter of 2003 from 67.9% in the second quarter of 2002. Year-to-date, cost of sales as a percentage of net sales increased to 69.3% in 2003 from 68.2% in 2002. The increase in cost of sales as a percentage of net sales for the second quarter and year-to-date is primarily attributable to lower sales and unfavorable cost performance in Space Controls.

Included in cost of sales are accruals for contracts with anticipated losses. Estimated costs to complete are reviewed regularly for all contracts. Contract losses are recorded when a loss becomes known. The net increase in contract loss reserves during the first six months of 2003 was $2 million. Additions to contract loss reserves during the first six months of 2003 was $7 million, most of which relates to aircraft development contracts. During the first six months of 2003, $5 million of contract loss reserves, primarily related to business jet development contracts, was utilized as costs were incurred.

Reserves for inventory valuation, included in cost of sales, are recorded for obsolete or slow-moving inventory as well as for reductions of inventory to net realizable value. The net increase in reserves for inventory valuation during the first six months of 2003 was $3 million. Additions to reserves for inventory valuation during the first six months of 2003 were $4 million and related to management's routine assessment of each segment's inventory that is estimated to be in excess of amounts needed to fulfill existing and future sales requirements. During the first six months of 2003, $1 million of reserves for inventory valuation was utilized as inventory was physically scrapped.

Interest expense decreased to $5 million in the second quarter of 2003 from $6 million in the second quarter of 2002. Year-to-date, interest expense was $11 million in 2003 compared to $14 million in 2002. The decrease in interest expense for the second quarter and year-to-date is primarily due to lower interest rates and, to a lesser extent, reduced debt levels in part associated with the application of proceeds from the November 2001 sale of previously unissued Class A common shares.

The Company's effective tax rate was 26.5% for the second quarter of 2003 and was 27.7% for the first six months of 2003, compared with 31% in each of the comparable periods of 2002. The lower effective tax rate resulted from the 2002 reorganization of several of the Company's European operations and additional export tax benefits that the Company claimed during the second quarter on an amended 2001 U.S. tax return.

Aircraft Controls

Net sales in Aircraft Controls increased 10% to $99 million in the second quarter of 2003 from $90 million in the second quarter of 2002. Military aircraft sales increased $15 million to $62 million while commercial aircraft sales decreased $6 million to $37 million. The increase in military aircraft sales primarily resulted from the F-35 Joint Strike Fighter development program, which contributed $10 million towards the increase in sales, as work on the primary flight controls began to ramp up in the third quarter of 2002. Military aircraft sales also increased $3 million on the V-22 Tilt Rotor Osprey related to replacing swashplate actuators to the customer's latest specifications, $1 million on OEM sales for the Blackhawk helicopter and $1 million on restarting activity on flight controls for the Indian Light Combat Aircraft. A net $2 million increase in other military aircraft programs offset a $2 million decrease in military aircraft aftermarket sales. The $6 million decrease in commercial aircraft sales is primarily attributable to a $10 million decrease in Boeing OEM sales, due to a particularly strong second quarter of 2002 and a relatively low level of sales in the second quarter of 2003, offset by a $4 million increase on business jet development programs that are approaching initial production. Net sales in the first half of 2003 in Aircraft Controls increased 9% to $192 million from $176 million in the first half of 2002. Military aircraft sales increased $21 million to $114 million while commercial aircraft sales decreased $5 million to $78 million. The increase in military aircraft sales was driven by a $19 million increase related to the ramp-up of the F-35 Joint Strike Fighter program and a $6 million increase on V-22, partially offset by a $3 million decrease on the F/A-18 E/F fighter aircraft program and $2 million on military aircraft aftermarket sales. The decrease in commercial aircraft sales resulted from a $14 million decrease in Boeing OEM sales, offset partially by increases of $5 million on business jet development contracts and $4 million in commercial aftermarket sales.

Operating margins for Aircraft Controls increased to 17.5% in the second quarter of 2003 from 16.5% in the second quarter of 2002. Operating margins for Aircraft Controls also increased year-to-date to 18.2% in 2003 from 16.3% in the first half of 2002. The increase in operating margins for the second quarter and year-to-date is attributable to operating efficiencies associated with the increase in sales and a favorable aircraft product mix.

Twelve-month backlog for Aircraft Controls was $238 million at March 31, 2003 compared to $221 million at March 31, 2002. The increase is due to an increase in backlog for the F-35 Joint Strike Fighter, partially offset by a decrease in backlog for commercial aircraft primarily associated with the reduced OEM activity with Boeing.

Space Controls

Net sales in Space Controls decreased 25% to $22 million in the second quarter of 2003 from $29 million in the second quarter of 2002. The decrease is primarily due to a $4 million decrease in satellites, a $3 million decrease in tactical missile programs including Hellfire, TOW and AGM-142 Popeye and a $2 million decrease related to the wind-down on the Crew Return Vehicle program, offset partially by a $2 million increase in the Ground-based Midcourse Defense program. Net sales in the first half of 2003 in Space Controls decreased 23% to $45 million from $58 million in the first half of 2002. The decrease in sales includes decreases of $10 million on tactical missile programs, $6 million in satellites and $3 million on the Crew Return Vehicle. The decreases were offset partially by a $5 million increase in the Ground-based Midcourse Defense program.

Operating margins for Space Controls decreased to a 0.3% operating loss in the second quarter of 2003 from a 15.2% operating profit margin in the second quarter of 2002. Operating margins for Space Controls also decreased year-to-date to 2.8% in the first half of 2003 from 14.2% in the first half of 2002. The decrease in operating margins resulted from the significant decline in sales on more profitable programs and contract cost overruns on commercial satellite programs. In addition, Space Controls incurred a $0.5 million restructuring charge in the second quarter related to staff reductions.

Twelve-month backlog for Space Controls was $53 million at March 31, 2003 compared to $74 million at March 31, 2002. The decrease is primarily due to slow incoming orders, particularly for satellites, in addition to the completion of work on the Crew Return Vehicle.

Industrial Controls

Net sales in Industrial Controls increased 10% to $69 million in the second quarter of 2003 from $63 million in the second quarter of 2002. This increase occurred despite a $5 million decrease in sales of controls for turbines related to the soft power generation market, with other markets generating a net increase of $11 million, including a $7 million beneficial impact related to stronger foreign currencies relative to the U.S. dollar. Including the currency effect, the sales growth primarily consists of increases of $5 million in sales of controls for plastics machinery, $3 million in controls for presses and metal-forming equipment, $2 million in combat controls for military vehicles, $1 million in aftermarket and $1 million for the Formula 1 racing car industry. Net sales in the first half of 2003 in Industrial Controls increased 10% to $133 million from $121 million in the first half of 2002. As sales of controls for turbines decreased $8 million, other markets increased $20 million, including an $11 million beneficial impact related to the stronger foreign currencies relative to the U.S. dollar. Including the currency effect, the higher level of sales primarily relates to increases of $7 million for plastics machinery, $6 million in controls for presses and metal-forming equipment and $6 million in combat controls for military vehicles.

Operating margins for Industrial Controls increased to 7.4% in the second quarter of 2003 from 6.7% in the second quarter of 2002, largely reflecting higher sales and the benefits of restructuring actions taken in 2002. Year-to-date operating margins in Industrial Controls were 6.0% in 2003 compared to 6.7% in 2002. The lower year-to-date operating margins reflect $0.8 million of first quarter non-recurring costs to move the radial piston pump business acquired from Bosch in 2001 to another German facility.

Twelve-month backlog for Industrial Controls was $75 million at March 31, 2003 and at March 31, 2002. Excluding the impact of stronger foreign currencies, backlog decreased $9 million from a year ago primarily due to the global industrial economic slowdown.

Financial Condition and Liquidity

Cash on hand was $21 million at March 31, 2003 compared to $16 million at September 28, 2002. Cash provided by operating activities increased to $34 million in the first six months of 2003 from $18 million in the first six months of 2002. The increase is primarily due to increased earnings adjusted for non-cash charges, higher levels of customer advances and other changes in working capital.

On March 3, 2003, the Company increased its revolving and term loan credit facility to $390 million. The term loan portion of the credit facility, which had a balance of $41 million at December 31, 2002, was increased to $75 million with the difference reducing the outstanding balance on the revolving portion of the facility to $90 million. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million, commencing on June 30, 2003. Interest on the credit facility is based on LIBOR plus the applicable margin, which increased 25 basis points and is currently 175 basis points. The credit facility is secured by substantially all of the Company's U.S. assets.

The credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $250 million as of March 31, 2003. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $30 million in any one fiscal year. Adjusted EBITDA is defined as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. As of March 31, 2003, the Company was in compliance with all covenants.

As of March 31, 2003, the Company had $234 million of unused borrowing capacity under short and long-term lines of credit, including $218 million from the credit facility. Total debt was $303 million as of March 31, 2003 compared to $316 million as of September 28, 2002. Total debt, net of cash balances, decreased $18 million during the first half of 2003. The reduction in net debt primarily relates to cash flows from operations, including a $5 million increase in customer advances. Long-term debt to capitalization was 46% as of March 31, 2003 compared to 49% as of September 28, 2002.

On May 1, 2003, the Company completed the early redemption of the $120 million 10% senior subordinated notes by calling in all of the senior subordinated notes at par. The resulting interest expense savings for the remainder of 2003 will be partially offset by $1 million of expenses to be recognized in the third quarter of 2003 related to the write off of deferred debt issuance costs associated with the senior subordinated notes. The redemption was financed by using the unused portion of the credit facility with interest at LIBOR plus 175 basis points. After the redemption of the senior subordinated notes, approximately $100 million of the credit facility will be unused.

Capital expenditures were $16 million for the first six months of 2003 compared to depreciation and amortization of $14 million. Capital expenditures were $13 million for the first six months of 2002 compared to depreciation and amortization of $13 million. Capital expenditures are expected not to exceed $30 million in 2003.

The Company believes that its cash on hand, cash flows from operating activities and available borrowings under short and long-term lines of credit will continue to be sufficient to meet its operating needs.

Recent Accounting Pronouncements

Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. The Company has not elected to adopt the recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation –Transition and Disclosure, an amendment of FASB Statement No. 123," and has applied the disclosure requirements beginning in the quarter ended December 31, 2002. Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The adoption of these standards did not have a material impact on the Company's results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company is evaluating the effect that this statement will have on its results of operations and financial condition.

Outlook

The Company has updated its outlook for 2003 from the discussion contained in its quarterly report on Form 10-Q filed February 12, 2003. Net sales are expected to approximate $745 million compared to $752 million previously expected, representing a 4% increase over 2002 sales of $719 million. The downward adjustment is within Space Controls, reflecting delays in the National Polar Orbiting Environmental Satellite System program which is a next-generation government-funded weather satellite program and in the Advanced EHF, an Air Force program that will provide high bandwidth secure military communications, in addition to the cancellation of Boeing's Boost Phase Interceptor Vehicle development contract.

Operating margins for 2003 are now expected to be 11.9% compared to 12.3% in the previous outlook. This downward adjustment relates to margins in Space Controls now expected to be 2.1% compared to 6.0% in the previous outlook based on lower expected sales for the remainder of the year and cost overruns experienced during the first half of 2003. An upward adjustment in Aircraft Controls to 17.5% from 17.0% in the previous outlook is expected to offset a downward adjustment in Industrial Controls to 6.8% from 7.5% in the previous outlook.

The outlook for earnings per share of $2.75 has not changed. The downward net adjustment in operating margins is expected to be offset by interest savings related to financing the May 1, 2003 redemption of the $120 million 10% senior subordinated notes with available borrowings on the credit facility with interest at LIBOR plus 175 basis points, net of the write off of deferred debt issuance costs associated with the senior subordinated notes.

Regarding cash flow, the Company plans to reduce debt by at least $20 million for the year after consideration of funding the defined benefit pension plans with approximately $17 million of cash in 2003, approximately $10 million higher than in 2002. Approximately half of the cash contributions planned to be made to the defined benefit pension plans for 2003 have been made as of March 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's Annual Report on Form 10-K for the year ended September 28, 2002 for a complete discussion of the Company's market risk. During the second quarter of 2003, the Company entered into interest rate swaps with a $145 million notional amount, effectively converting $90 million of variable-rate debt to "all-in" fixed-rate debt at 3.8% for two years and $55 million of variable-rate debt to "all-in" fixed-rate debt at 4.3% for three years.

Item 4. Controls and Procedures

As indicated in the certifications on pages 21 and 22 of this report, the Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Part II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on February 5, 2003. The following matters were submitted to a vote of security holders at the Annual Meeting.

a.	The nominees to the Board of Directors were elected based on the following votes:

Nomineee	For	Authority Withheld
Class A
James L. Gray	11,448,811	343,872

Class B
Richard A. Aubrecht	2,002,231	24,410
John D. Hendrick	2,004,533	22,108
Brian J. Lipke	2,002,133	24,508

The term of office of the following directors continued after the Annual Meeting: Kraig H. Kayser, Robert H. Maskrey and Albert F. Myers (Class B directors through 2004); Joe C. Green (Class B director through 2005); Robert R. Banta (Class A director through 2004) and Robert T. Brady (Class A director through 2005).

b.	The 2003 Stock Option Plan, included as Exhibit A to 2003 Proxy Statement dated January 3, 2003, was approved based on the following votes:

Class A*: For, 1,110,756; Against, 36,651; Abstain, 31,861;
Class B: For, 1,926,517; Against, 89,836; Abstain, 10,288.

c.	KPMG LLP was ratified to continue as auditors based on the following votes:

Class A*: For, 1,151,678; Against, 26,221; Abstain, 1,400;
Class B: For, 2,010,425; Against, 11,660; Abstain, 4,556.

*Each share of Class A Common Stock is entitled to a one-tenth vote per share on this proposal.

Item 6.        Exhibits and Reports on Form 8-K

a.		Exhibits

	10.1	Amended and Restated Loan Agreement among Certain Lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of March 3, 2003.

	99.1	Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.		Reports on Form 8-K
	(i)	The Company filed a report on Form 8-K dated March 26, 2003 reporting that holders of the Company's 10% Senior Subordinated Notes were notified that the notes would be called in on May 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
(Registrant)

Date:	May 12, 2003	By	S/ROBERT T. BRADY/S

ROBERT T. BRADY Chairman Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2003	By	S/ROBERT R. BANTA/S

ROBERT R. BANTA Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date:	May 12, 2003	By	S/DONALD R. FISHBACK/S

DONALD R. FISHBACK Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Robert T. Brady, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Moog Inc. (the "Registrant");

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

Date May 12, 2003

By      S/ROBERT T. BRADY/S

          ROBERT T. BRADY

          Chairman

          Chief Executive Officer

I, Robert R. Banta, Executive Vice President and Chief Financial Officer, certify that:

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

Date    May 12, 2003

By      S/ROBERT R. BANTA/S

          ROBERT R. BANTA

          Executive Vice President

          Chief Financial Officer