Form 10-Q
period 2003-08-13
MOOG INC
filed 2003-08-13
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes __ No X

The number of shares outstanding of each class of common stock as of August 6, 2003 were:
Class A Common Stock, $1.00 par value	13,064,843 shares
Class B Common Stock, $1.00 par value	2,155,183 shares

MOOG INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOOG INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	June 30,	September 28,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,709	$15,952
Receivables	244,362	239,636
Inventories	169,662	162,391
Other current assets	43,699	39,520
TOTAL CURRENT ASSETS	479,432	457,499
PROPERTY, PLANT AND EQUIPMENT, net of accumulated	207,795	202,654
depreciation of $272,101and $248,085, respectively
GOODWILL	194,679	192,855
INTANGIBLE ASSETS	9,911	10,426
OTHER ASSETS	24,410	22,113
TOTAL ASSETS	$916,227	$885,547
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$10,897	$14,067
Current installments of long-term debt	15,794	17,110
Accounts payable	40,593	38,688
Accrued liabilities	100,763	94,007
Contract loss reserves	15,822	13,939
Customer advances	16,674	7,790
TOTAL CURRENT LIABILITIES	200,543	185,601
LONG-TERM DEBT, excluding current installments
Senior debt	267,655	165,286
Senior subordinated notes	-	120,000
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	75,747	95,171
DEFERRED INCOME TAXES AND OTHER LIABILITIES	30,171	19,483
TOTAL LIABILITIES	574,116	585,541
SHAREHOLDERS' EQUITY
Preferred stock	100	100
Common stock	18,313	18,313
Other shareholders' equity	323,698	281,593
TOTAL SHAREHOLDERS' EQUITY	342,111	300,006
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$916,227	$885,547

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net sales	$192,924	$177,335	$562,655	$533,118
Cost of sales	131,247	118,956	387,426	361,649
Gross profit	61,677	58,379	175,229	171,469

Research and development	7,763	8,716	23,060	24,730
Selling, general and administrative	34,831	29,976	94,711	88,406
Interest	3,519	6,306	14,302	19,980
Other	810	582	612	169

Earnings before income taxes	14,754	12,799	42,544	38,184

Income taxes	3,983	2,968	11,691	10,838

Net earnings	$10,771	$9,831	$30,853	$27,346

Net earnings per share
Basic	$0.71	$0.65	$2.03	$1.86
Diluted	$0.70	$0.64	$2.00	$1.83

Average common shares outstanding
Basic	15,205,711	15,085,836	15,179,768	14,708,368
Diluted	15,444,827	15,380,518	15,395,778	14,920,440

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended
	June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$30,853	$27,346
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	21,796	18,867
Other	(4,168)	(13,032)
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,481	33,181

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	-	(7,096)
Purchase of property, plant and equipment	(20,744)	(18,721)
Other	230	(729)
NET CASH USED BY INVESTING ACTIVITIES	(20,514)	(26,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of notes payable	(4,269)	(1,782)
Net proceeds from (repayments of) revolving lines of credit	75,000	(31,000)
Proceeds from long-term debt	35,340	3,516
Payments on senior subordinated notes	(120,000)	-
Payments on long-term debt other than senior subordinated notes	(10,548)	(14,466)
Net proceeds from sale of Class A Common Stock	-	38,814
Other	1,487	(9)
NET CASH USED BY FINANCING ACTIVITIES	(22,990)	(4,927)

Effect of exchange rate changes on cash	780	45
INCREASE IN CASH AND CASH EQUIVALENTS	5,757	1,753
Cash and cash equivalents at beginning of period	15,952	14,273
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,709	$16,026

CASH PAID FOR:
Interest	$19,386	$25,065
Income taxes	3,965	14,951

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of businesses:
Fair value of assets acquired other than cash	$-	$22,742
Cash paid, net of cash acquired	-	7,096
Liabilities assumed	$-	$15,646

Equipment acquired under capital leases	$426	$-

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2003

(Unaudited)

(dollars in thousands, except per share data)

1.       Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of June 30, 2003 and September 28, 2002 and the results of its operations and cash flows for the three and nine months ended June 30, 2003 and 2002. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 28, 2002.

2.       Recent Accounting Pronouncements

Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. The Company has not elected to adopt the recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123," and has applied the disclosure requirements beginning in the quarter ended December 31, 2002. Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The adoption of these standards did not have a material impact on the Company's results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the Company's fourth quarter. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial condition.

3.       Inventories

Inventories consist of the following:

	June 30,	September 28,
	2003	2002
Raw materials and purchased parts	$53,665	$53,355
Work in process	82,884	79,494
Finished goods	33,113	29,542
	$169,662	$162,391

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net earnings, as reported	$10,771	$9,831	$30,853	$27,346
Less stock-based employee compensation
expense determined under fair value
method	(302)	(341)	(1,187)	(832)
Net earnings, pro forma	$10,469	$9,490	$29,666	$26,514
Earnings per share:
Basic, as reported	$0.71	$0.65	$2.03	$1.86
Basic, pro forma	$0.69	$0.63	$1.95	$1.80
Diluted, as reported	$0.70	$0.64	$2.00	$1.83
Diluted, pro forma	$0.68	$0.62	$1.93	$1.78

5.       Shareholders' Equity

The changes in shareholders' equity for the nine months ended June 30, 2003 are summarized as follows:

Number of Shares
			Class A	Class B
		Preferred	Common	Common
	Amount	Shares	Stock	Stock
PREFERRED STOCK
Beginning and end of period	$100	100,000
COMMON STOCK
Beginning of period	18,313		14,673,757	3,639,293
Conversion of Class B to Class A	-		19	(19)
End of period	18,313		14,673,776	3,639,274
ADDITIONAL PAID-IN CAPITAL
Beginning of period	135,171
Issuance of Treasury shares at
more than cost	807
End of period	135,978
RETAINED EARNINGS
Beginning of period	223,019
Net earnings	30,853
Preferred stock dividends	(6)
End of period	253,866
TREASURY STOCK
Beginning of period	(40,006)	(16,229)	(1,635,645)	(1,533,901)
Treasury stock issued	1,476	-	58,800	47,095
Treasury stock purchased	(790)	-	(26,628)	-
End of period	(39,320)	(16,229)	(1,603,473)	(1,486,806)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(36,591)
Foreign currency translation adjustment	10,611
Increase in accumulated loss
on derivatives	(846)
End of period	(26,826)
TOTAL SHAREHOLDERS' EQUITY	$342,111	83,771	13,070,303	2,152,468

6.       Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Weighted-average shares outstanding-Basic	15,205,771	15,085,836	15,179,768	14,708,368
Dilutive effect of:
Stock options	228,268	283,894	205,222	201,284
Convertible preferred stock	10,788	10,788	10,788	10,788
Weighted-average shares outstanding-Diluted	15,444,827	15,380,518	15,395,778	14,920,440

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

7.       Stock Offering

On November 20, 2001, the Company completed an offering of Class A common stock at $21.00 per share. The offering included 1,980,000 previously unissued shares sold by the Company. The net proceeds to the Company of $38,814 were used to repay outstanding debt.

8.       Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income	$10,771	$9,831	$30,853	$27,346
Other comprehensive income:
Foreign currency translation adjustments	4,973	9,404	10,611	5,064
(Increase) decrease in accumulated
loss on derivatives, net of tax	(736)	59	(846)	1,543
Comprehensive income	$15,008	$19,294	$40,618	$33,953

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 28,
	2003	2002
Cumulative foreign currency translation adjustments	$3,295	$(7,316)
Minimum pension liability adjustment, net of tax	(28,618)	(28,618)
Accumulated loss on derivatives, net of tax	(1,503)	(657)
Accumulated other comprehensive loss	$(26,826)	$(36,591)

9.       Credit Facility

On March 3, 2003, the Company increased its revolving and term loan credit facility to $390,000. The term loan portion of the credit facility, which had a balance of $41,250 at December 31, 2002, was increased to $75,000 with the difference reducing the outstanding balance on the revolving portion of the facility to $90,000. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3,750 commencing on June 30, 2003. Interest on the credit facility is based on LIBOR plus the applicable margin, which increased 25 basis points from the previous agreement and is currently 175 basis points. The credit facility is secured by substantially all of the Company's U.S. assets.

10.       Senior Subordinated Notes

On May 1, 2003, the Company completed the early redemption of the $120,000 10% senior subordinated notes at par. During the third quarter of 2003, the Company recognized $1,171 in expense related to the write off of deferred debt issuance costs associated with the senior subordinated notes. The redemption was financed by using the unused portion of the credit facility with interest at LIBOR plus 175 basis points. After the redemption of the senior subordinated notes, approximately $100,000 of the credit facility was unused.

11.       Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk associated with changes in interest rates that affect the amount of future interest payments. During 2003, the Company entered into interest rate swaps with a $180,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. Of the $180,000 notional amount, $90,000 matures in the second quarter of 2005, $55,000 matures in the second quarter of 2006 and $35,000 matures in the first quarter of 2007. Based on the current applicable margin, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.8%, 4.3% and 4.1%, respectively, through their maturities, at which times the interest will revert back to a variable rate based on LIBOR plus the applicable margin.

Activity in Accumulated Other Comprehensive Loss (AOCL) related to derivatives held by the Company during the first nine months of fiscal 2003 is summarized below:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Balance as of September 28, 2002	$(1,070)	$413	$(657)
Net decrease in fair value of derivatives	(3,028)	1,157	(1,871)
Net reclassification from AOCL into earnings	1,672	(647)	1,025
Balance as of June 30, 2003	$(2,426)	$923	$(1,503)

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the three and nine months ended June 30, 2003 or 2002. The fair value of derivatives at June 30, 2003 was a net $2,683 liability, of which approximately half is included in Deferred Income Taxes and Other Liabilities and half in Accrued Liabilities. The fair value of derivatives at September 28, 2002 was a net $1,309 liability, most of which is included in Accrued Liabilities.

12.       Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 30, 2003 are as follows:

	Aircraft	Space	Industrial
	Controls	Controls	Controls	Total
Balance as of September 28, 2002	$102,817	$36,664	$53,374	$192,855
Foreign currency translation	-	-	1,824	1,824
Balance as of June 30, 2003	$102,817	$36,664	$55,198	$194,679

All acquired identifiable intangible assets other than goodwill are being amortized. The weighted-average amortization period is nine years for non-compete agreements as well as for other acquired identifiable intangible assets, which primarily consist of technology-based and customer-related intangible assets. Amortization of acquired identifiable intangible assets was $242 and $719 for the three and nine months ended June 30, 2003, respectively, and was $238 and $611 for the three and nine months ended June 30, 2002, respectively. Based on acquired identifiable intangible assets recorded at June 30, 2003, amortization is estimated to be $950 in 2003, $919 in 2004, $892 in 2005, $726 in 2006 and $439 in 2007. The gross carrying amount and accumulated amortization for major categories of acquired identifiable intangible assets are as follows:

	June 30, 2003		September 28, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$6,077	$(3,148)	$6,011	$(2,577)
Other acquired identifiable
intangible assets	2,001	(430)	1,980	(230)
Acquired intangible assets	$8,078	$(3,578)	$7,991	$(2,807)

13.       Severance and Restructuring Costs

In connection with the March 2002 acquisition of Tokyo Precision Instruments Co. Ltd., the Company initially established a $1,412 reserve on the opening balance sheet for severance costs associated with expected involuntary termination of employees. The balance of the liability was $0 and $1,212 at June 30, 2003 and September 28, 2002, respectively. The entire balance as of September 28, 2002 was paid during the first quarter of 2003.

During the second quarter of 2003, the Company initiated a reduction in force of 61 employees in the U.S. The total costs expected for one-time termination benefits are $788, all of which are expected to be incurred during 2003. The Company recognized expenses of $100 and $748 for the three and nine months ended June 30, 2003, respectively. These expenses were charged primarily to cost of sales in Space Controls. Payments related to the reduction in force of $685 were made year-to-date. Remaining payments are expected to be substantially complete by the end of 2003.

14.       Product Warranties

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. The warranty accrual as of June 30, 2003 and September 28, 2002 is immaterial to the Company's financial position and the change in the warranty accrual for the three and nine months ended June 30, 2003 is immaterial to the Company's results of operations and cash flows.

15.       Segment Information

Below are sales and operating profit by segment for the three and nine months ended June 30, 2003 and 2002 and a reconciliation of segment operating profit to earnings before income taxes.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net Sales
Aircraft Controls	$103,644	$86,012	$295,819	$262,277
Space Controls	19,959	26,054	64,672	84,397
Industrial Controls	69,321	65,269	202,164	186,444
Net sales	$192,924	$177,335	$562,655	$533,118
Operating Profit and Margins
Aircraft Controls	$17,474	$17,542	$52,439	$46,295
	16.9%	20.4%	17.7%	17.7%
Space Controls	35	2,732	1,277	11,000
	0.2%	10.5%	2.0%	13.0%
Industrial Controls	4,669	2,157	12,621	10,278
	6.7%	3.3%	6.2%	5.5%
Total operating profit	22,178	22,431	66,337	67,573
	11.5%	12.6%	11.8%	12.7%
Deductions from Operating Profit
Interest expense	3,519	6,306	14,302	19,980
Corporate expenses and other	3,905	3,326	9,491	9,409
Earnings before Income Taxes	$14,754	$12,799	$42,544	$38,184

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

[The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 28, 2002 and its quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and December 31, 2002. All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.]

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

Results of Operations

Consolidated

Net sales for the third quarter of 2003 were $193 million compared to $177 million in the third quarter of 2002. Net sales increased $18 million in Aircraft Controls and $4 million in Industrial Controls, while net sales decreased $6 million in Space Controls. Stronger foreign currencies, in particular the Euro, accounted for approximately half of the increase in net sales. For the first nine months of 2003, net sales were $563 million compared to $533 million in the first nine months of 2002. Net sales increased $34 million in Aircraft Controls and $16 million in Industrial Controls, while net sales decreased $20 million in Space Controls. Stronger foreign currencies, in particular the Euro, accounted for approximately 70% of the increase in net sales.

Cost of sales as a percentage of net sales increased to 68.0% in the third quarter of 2003 from 67.1% in the third quarter of 2002. Year-to-date, cost of sales as a percentage of net sales increased to 68.9% in 2003 from 67.8% in 2002. The increase in cost of sales as a percentage of net sales for the third quarter and year-to-date is primarily attributable to lower sales levels and an unfavorable product mix in 2003 in Space Controls and higher sales on the F-35 Joint Strike Fighter aircraft program which is a cost-plus contract with modest margins, offset partially by benefits from cost savings initiatives within Industrial Controls.

Changes in contract loss reserves are generally included in cost of sales. Estimated costs to complete are reviewed regularly for all contracts. Contract losses are recorded in the period in which the losses become known. Additions to contract loss reserves were $5 million and $11 million during the three and nine months ended June 30, 2003, respectively. Additions were $3 million and $9 million during the three and nine months ended June 30, 2002, respectively. During the three and nine months ended June 30, 2003, $5 million and $9 million, respectively, of contract loss reserves were utilized as costs were incurred. During the three and nine months ended June 30, 2002, $3 million and $10 million of reserves, respectively, were utilized as costs were incurred. The additions to contract loss reserves and the utilization of contract loss reserves were largely associated with aircraft development programs in each of these periods.

Changes in reserves for inventory valuation are generally included in cost of sales. Reserves for inventory valuation are recorded for obsolete or slow-moving inventory as well as for reductions of inventory to net realizable value. Additions to reserves for inventory valuation during the three and nine months ended June 30, 2003 were $2 million and $6 million, respectively. Additions during the three and nine months ended June 30, 2002 were $3 million and $5 million, respectively. The additions related to management's routine assessments of each segment's inventory that is estimated to be in excess of amounts needed to fulfill existing and future sales requirements. During the first nine months of 2003 as well as the first nine months of 2002, reserves of $1 million were utilized as inventory was physically scrapped.

As a percentage of net sales, selling, general and administrative expenses increased to 18.1% in the third quarter of 2003 from 16.9% in the third quarter of 2002. The increase is primarily attributable to increased aircraft selling expenses, including costs related to the June 2003 Paris Air Show, and increased personnel related costs. Year-to-date, selling, general and administrative expenses increased to 16.8% in 2003 from 16.6% in 2002. The increase is primarily attributable to increased aircraft selling expenses and, to a lesser extent, personnel related costs.

Interest expense decreased to $4 million in the third quarter of 2003 from $6 million in the third quarter of 2002 and decreased to $14 million for the first nine months of 2003 from $20 million in the first nine months of 2002. The decrease in interest expense for the third quarter and year-to-date is primarily due to lower interest rates. The Company's use of its available credit facility to redeem its $120 million 10% senior subordinated notes on May 1, 2003 resulted in reduced interest expense of over $1 million in the third quarter of 2003.

Other expense for the three months ended June 30, 2003 includes $1.2 million for the write off of deferred debt issuance costs related to the $120 million 10% senior subordinated notes that were redeemed at par on May 1, 2003. Other expense is net of a $0.7 million gain on a sale of land.

The Company's effective tax rate was 27.0% in the third quarter of 2003 compared to 23.2% in the third quarter of 2002. The effective tax rate for the third quarter of 2003 includes approximately $0.3 million of tax benefits related to additional state investment incentives. The effective tax rate for the third quarter of 2002 included approximately $1 million of additional export tax benefits that the Company claimed in the third quarter of 2002 on amended 1997 and 1998 U.S. tax returns. The effective tax rate for the first nine months of 2003 was 27.5% compared to 28.4% in 2002.

Aircraft Controls

Net sales in Aircraft Controls increased 20% to $104 million in the third quarter of 2003 from $86 million in the third quarter of 2002. Military aircraft sales increased over $19 million to $71 million while commercial aircraft sales decreased $2 million to $33 million. The increase in military aircraft sales primarily resulted from a $12 million increase in sales for primary flight controls and the leading edge flap actuation system on the F-35 Joint Strike Fighter development program. Military aircraft sales also increased $6 million on the V-22 Tilt Rotor Osprey due primarily to increased activity related to the replacement of swashplate actuators to the customer's latest specifications. In addition to the F-35, other fighter aircraft programs such as the F-15, F-2 and F-18 had a combined $2 million net increase in sales. For commercial aircraft sales, an increase of $3 million on business jet development programs compared to a relatively low level of sales in the third quarter of 2002 was more than offset by a $3 million decrease in commercial aftermarket sales and a $2 million decrease in Boeing OEM sales reflecting the continued weakness in the overall commercial aircraft industry. Net sales for the first nine months of 2003 increased 13% to $296 million from $262 million for the first nine months of 2002. Military aircraft sales increased $41 million to $185 million while commercial aircraft sales decreased $7 million to $111 million. The increase in military aircraft sales was driven by a $31 million increase related to the ramp up on the F-35 Joint Strike Fighter program and an $11 million increase on V-22. The decrease in commercial aircraft sales resulted from a $17 million decrease in Boeing OEM sales, offset partially by an increase of $5 million on the Bombardier Challenger 300 and $4 million on the Raytheon Hawker Horizon business jet development contracts.

Operating margins for Aircraft Controls decreased to 16.9% in the third quarter of 2003 from 20.4% in the third quarter of 2002. The decrease in operating margins for the third quarter is primarily attributable to a lower level of commercial aftermarket sales which typically have strong margins and to higher sales on the F-35 Joint Strike Fighter program which is a cost-plus contract with modest margins, offset partially by strong sales and margins on the V-22 program and on the F-15 Japan program. Year-to-date, operating margins for Aircraft Controls were 17.7% in 2003 and 2002.

Twelve-month backlog for Aircraft Controls was $242 million at June 30, 2003 compared to $225 million at June 30, 2002. The increase is due to increases in backlog for military aircraft programs, most notably for the F-35 Joint Strike Fighter, the F/A-18 E/F fighter aircraft and the V-22 Osprey, partially offset by a decrease in backlog for commercial aircraft primarily associated with the reduced OEM activity with Boeing.

Space Controls

Net sales in Space Controls decreased 23% to $20 million in the third quarter of 2003 from $26 million in the third quarter of 2002. The decrease is primarily due to a $3 million decrease in controls for satellites reflecting the soft commercial satellite market, a $2 million decrease related to the completion of work on the Crew Return Vehicle program and a $1 million decrease in tactical missile programs. Net sales in the first nine months of 2003 in Space Controls decreased 23% to $65 million from $84 million in the first nine months of 2002. The decrease in sales includes decreases of $11 million on tactical missile programs including AGM-142 Popeye which was substantially completed in the third quarter of 2002 and Hellfire, $9 million in satellites and $5 million on the completed effort for the Crew Return Vehicle. These decreases were partially offset by an increase of $6 million in the Ground-based Midcourse Defense program.

Operating margins for Space Controls decreased to 0.2% in the third quarter of 2003 from 10.5% in the third quarter of 2002. Operating margins for Space Controls also decreased year-to-date, to 2.0% in 2003 from 13.0% in 2002. The decrease in operating margins resulted from low volume, cost overruns on commercial satellite programs and an unfavorable product mix.

Twelve-month backlog for Space Controls was $55 million at June 30, 2003 compared to $69 million at June 30, 2002. The decrease is primarily attributable to soft incoming orders, particularly for satellites, in addition to the completion of work on various programs including the Crew Return Vehicle.

Industrial Controls

Net sales in Industrial Controls increased 6% to $69 million in the third quarter of 2003 from $65 million in the third quarter of 2002. This increase occurred despite a $5 million decrease in sales of controls for turbines related to the soft power generation market and a $2 million decrease in sales for carpet tufting machinery, with other markets generating a net increase of $11 million, including an $8 million beneficial impact related to stronger currencies relative to the U.S. dollar. Including the currency effect, the sales growth primarily consists of increases of $5 million in sales of controls for plastics machinery, $2 million through distributors and $1 million in controls for presses and metal-forming equipment. Net sales in the first nine months of 2003 in Industrial Controls increased 8% to $202 million from $186 million in the first nine months of 2002. As sales of controls for turbines decreased $15 million, other markets increased $31 million, including an $18 million beneficial impact related to the stronger foreign currencies relative to the U.S. dollar. Including the currency effect, the higher level of sales primarily relates to increases of $10 million for plastics machinery, $5 million in combat controls for military vehicles, $4 million in aftermarket, $4 million through distributors and $3 million in controls for presses and metal-forming equipment.

Operating margins for Industrial Controls increased to 6.7% in the third quarter of 2003 from 3.3% in the third quarter of 2002. Year-to-date operating margins in Industrial Controls were 6.2% in 2003 compared to 5.5% in 2002. The improvement in margins is primarily a result of benefits realized from cost reduction initiatives and a more favorable product mix.

Twelve-month backlog for Industrial Controls was $74 million at June 30, 2003 compared to $76 million at June 30, 2002. Excluding the impact of foreign currencies, backlog decreased $8 million from a year ago primarily related to the turbines business.

Financial Condition and Liquidity

Cash provided by operating activities increased to $48 million in the first nine months of 2003 from $33 million in the first nine months of 2002. The increase is primarily due to increased earnings adjusted for non-cash charges and higher levels of customer advances.

On May 1, 2003, the Company completed the early redemption of the $120 million 10% senior subordinated notes at par. The resulting interest expense savings in the third quarter of 2003 was partially offset by $1 million related to the write off of deferred debt issuance costs associated with the senior subordinated notes. The redemption was financed by using the unused portion of the credit facility with interest at LIBOR plus 175 basis points.

On March 3, 2003, the Company increased its revolving and term loan credit facility to $390 million. The term loan portion of the credit facility, which had a balance of $41 million at December 31, 2002, was increased to $75 million with the difference reducing the outstanding balance on the revolving portion of the facility to $90 million. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million, commencing on June 30, 2003. Interest on the credit facility is based on LIBOR plus the applicable margin, which increased 25 basis points from the previous agreement and is currently 175 basis points. The credit facility is secured by substantially all of the Company's U.S. assets.

The credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $250 million as of June 30, 2003. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $30 million in any one fiscal year. Adjusted EBITDA is defined as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. As of June 30, 2003, the Company was in compliance with all covenants.

As of June 30, 2003, the Company had $119 million of unused borrowing capacity under short and long-term lines of credit, including $103 million from the credit facility. Total debt was $294 million as of June 30, 2003 compared to $316 million as of September 28, 2002. Cash on hand was $22 million at June 30, 2003 compared to $16 million at September 28, 2002. Total debt, net of cash balances, decreased $28 million during the first nine months of 2003. The reduction in net debt primarily relates to cash flows from operations. Long-term debt to capitalization was 45% as of June 30, 2003 compared to 49% as of September 28, 2002.

Capital expenditures were $21 million for the first nine months of 2003 compared to depreciation and amortization of $22 million. Capital expenditures were $19 million for the first nine months of 2002 compared to depreciation and amortization of $19 million. Capital expenditures are expected not to exceed $30 million in 2003.

The Company believes that its cash on hand, cash flows from operating activities and available borrowings under short and long-term lines of credit will continue to be sufficient to meet its operating needs.

Recent Accounting Pronouncements

Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. The Company has not elected to adopt the recognition provisions of SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123," and has applied the disclosure requirements beginning in the quarter ended December 31, 2002. Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The adoption of these standards did not have a material impact on the Company's results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is generally effective for contracts entered into or modified after June 30, 2003. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the Company's fourth quarter. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial condition.

Outlook

The Company has updated its outlook for 2003 from the discussion contained in its quarterly report on Form 10-Q filed May 12, 2003. Net sales are expected to approximate $750 million compared to $745 million previously expected, representing a 4% increase over 2002 sales of $719 million. The $5 million increase from the previous outlook consists of a $6 million upward adjustment in Industrial Controls and a $1 million downward adjustment in Space Controls. Sales in Aircraft Controls in 2003 are expected to approximate $394 million, a 10% increase over 2002 sales of $359 million. This increase reflects the ramp up on the F-35 Joint Strike Fighter program and increased activity on the V-22 Osprey program. These increases are expected to be partially offset by lower Boeing commercial OEM sales. Sales in Space Controls in 2003 are expected to approximate $86 million, a 20% decrease from 2002 sales of $107 million. This decrease reflects lower sales for satellites and tactical missiles and reflects last year's completion of the Space Station Crew Return Vehicle program. Sales in Industrial Controls in 2003 are expected to approximate $270 million, a 7% increase over 2002 sales of $253 million. This increase reflects the beneficial impact of stronger currencies relative to the U.S. dollar and increases in sales for plastics machinery and in various other industrial markets, offset partially by lower sales of turbines.

Operating margins for 2003 are expected to be 11.6%, down from 11.9% in the previous outlook. Aircraft Controls operating margins are expected to be 17.5% in 2003, unchanged from the previous outlook, compared to 18.2% in 2002. The decrease reflects the higher volume on the F-35 Joint Strike Fighter cost-plus program that carries modest margins and a lower percentage of more profitable commercial aftermarket sales. Space Controls operating margins are expected to be between 1% and 2%, compared to 2.1% in the previous outlook and 11.5% in 2002. These decreases reflect the low levels of sales and unfavorable product mix in Space Controls. Industrial Controls operating margins are expected to be 6.4% compared to 6.8% in the previous outlook and 5.5% in 2002. The increase over 2002 reflects benefits from cost reduction initiatives and a more favorable product mix.

The outlook for 2003 earnings per share of $2.75 has not changed from the previous outlook. This is a 10% increase over earnings per share of $2.50 in 2002. The downward net adjustment in consolidated operating margins from the previous outlook is expected to be offset by interest savings related to the May 1, 2003 redemption of the $120 million 10% senior subordinated notes, financed using available capacity on the credit facility with interest at LIBOR plus 175 basis points.

Net sales in 2004 are forecasted to grow to between $780 million and $800 million, a 4% to 7% increase over 2003. Sales are expected to increase within each segment. Aircraft Controls sales are expected to increase 4% to $408 million in 2004, reflecting growth in military aftermarket sales resulting from the release of funding for programs on which the Company participates and further increases on the F-35 Joint Strike Fighter program. Space Controls sales are expected to increase 3% to $89 million related to increases for tactical missiles and the Space Shuttle. Industrial Controls sales are expected to increase to between $283 million and $303 million with the range reflecting potential volatility of major currencies such as the Euro and Yen, compared to forecasted 2003 sales in Industrial Controls of $270 million. The increase relates to increased sales through distributors and for material testing.

Operating margins for 2004 are expected to be between 11.4% and 11.7%. Aircraft Controls operating margins are expected to decrease from 2003 to 16.2%, reflecting increasing volume on the cost-plus F-35 Joint Strike Fighter aircraft program that carries modest margins, a lower percentage of more profitable commercial aftermarket sales, and additional research and development for next generation flight controls for large commercial aircraft. Space Controls operating margins are expected to decrease from 2003 to break even, reflecting continued low volume and an unfavorable product mix. Industrial Controls operating margins are expected to increase over 2003 to between 8.1% and 9.0% based on product mix and higher volume.

Earnings per share for 2004 are expected to be between $3.05 and $3.25, representing an increase of between 11% to 18% over 2003.

Cautionary Statement

Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as "may," "will," "should," "believes," "expects," "expected," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume" and "assume," are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles and demand for capital goods, (ii) the Company's dependence on government contracts that may not be fully funded or may be terminated, (iii) the Company's dependence on certain major customers, such as The Boeing Company, for a significant percentage of its sales, (iv) the Company's dependence on the commercial aircraft industry which is highly cyclical and sensitive to fuel price increases, labor disputes, and economic conditions, (v) the possibility that advances in technology could reduce the demand for certain of the Company's products, specifically hydraulic-based motion controls, (vi) intense competition which may require the Company to compete by lowering prices or by offering more favorable terms of sale, (vii) the Company's significant indebtedness which could limit its operational and financial flexibility, (viii) higher pension costs and increased cash funding requirements which could occur in future years if future actual plan results differ from assumptions used for the Company's Defined Benefit Pension Plans, including returns on plan assets and interest rates, (ix) a write-off of all or part of the Company's goodwill which could adversely affect the Company's operating results and net worth and cause it to violate covenants in its bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event the Company does not comply with regulations relating to defense industry contracting, (xi) the potential for cost overruns on development jobs and fixed-price contracts and the risk that actual results may differ from estimates used in contract accounting, (xii) the Company's ability to successfully identify and consummate acquisitions and integrate the acquired businesses, (xiii) the possibility of a catastrophic loss of one or more of the Company's manufacturing facilities, (xiv) the impact of product liability claims related to the Company's products used in applications where failure can result in significant property damage, injury or death, (xv) foreign currency fluctuations in those countries in which the Company does business and other risks associated with international operations, and (xvi) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's Annual Report on Form 10-K for the year ended September 28, 2002 for a complete discussion of the Company's market risk. During 2003, the Company entered into interest rate swaps with a $180 million notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. Of the $180 million notional amount, $90 million matures in the second quarter of 2005, $55 million matures in the second quarter of 2006 and $35 million matures in the first quarter of 2007. Based on the current applicable margin, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.8%, 4.3% and 4.1%, respectively, through their maturities, at which times the interest will revert back to a variable rate based on LIBOR plus the applicable margin.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K
a.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

(i)	The Company filed a report on Form 8-K dated April 25, 2003 reporting a change in its certifying accountant to Ernst & Young LLP from KPMG LLP and PricewaterhouseCoopers GmbH.

(ii)	The Company filed a report on Form 8-K dated April 29, 2003 reporting the issuance of a press release and conference call related to its financial results for the quarter ended March 31, 2003.

(iii)	The Company filed a report on Form 8-K dated May 9, 2003 reporting that the Company redeemed and retired all of its outstanding 10% Senior Subordinated Notes on May 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc. __________________________ (Registrant)

Date: August 13, 2003	By	S/ROBERT T. BRADY/S
ROBERT T. BRADY Chairman Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2003	By	S/ROBERT R. BANTA/S
ROBERT R. BANTA Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2003	By	S/DONALD R. FISHBACK/S
DONALD R. FISHBACK Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.