Form 10-K
MOOG INC
filed 2003-12-10
CIK 67887

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to_________________ Commission file number 1-5129

(Exact Name of Registrant as Specified in its Charter)

New York	16-0757636
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

East Aurora, New York	14052-0018
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (716) 652-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $1.00 Par Value Class B Common Stock, $1.00 Par Value	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes        X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   X       No

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the New York Stock Exchange on March 31, 2003, the last business day of the registrant’s most recently completed second quarter, was approximately $374 million.

The number of shares of Common Stock outstanding as of the close of business on November 28, 2003 was:
Class A 15,114,066; Class B 2,134,596.

The documents listed below have been incorporated by reference into this Annual Report on Form 10-K:

(1)	Portions of the Annual Report to Shareholders for the fiscal year ended September 27, 2003 (the "2003 Annual Report") are incorporated by reference into Part I of this Form 10-K.
(2)	Portions of the December 2003 Proxy Statement to Shareholders (the "December 2003 Proxy") are incorporated by reference into Part III of this Form 10-K.

MOOG INC. FORM 10-K INDEX
PART I	PAGE
Item 1 - Business	27-29
Item 2 - Properties	29
Item 3 - Legal Proceedings	29
Item 4 - Submission of Matters to a	29
Vote of Security Holders

PART II
Item 5 - Market for the Registrant’s	29
Common Equity and Related
Stockholder Matters
Item 6 - Selected Financial Data	30
Item 7 - Management’s Discussion and	31-38
Analysis of Financial Condition
and Results of Operations
Item 7A - Quantitative and Qualitative	38
Disclosures About Market Risk
Item 8 - Financial Statements and	39-55
Supplementary Data
Item 9 - Changes in and Disagreements with	56
Accountants on Accounting and
Financial Disclosure
Item 9A - Controls and Procedures	56

PART III
Item 10 - Directors and Executive Officers	56
of the Registrant
Item 11 - Executive Compensation	56
Item 12 - Security Ownership	56
of Certain Beneficial
Owners and Management
Item 13 - Certain Relationships and	56
Related Transactions
Item 14 - Principal Accountant Fees and Services	56

PART IV
Item 15 - Exhibits, Financial Statement	56-58
Schedules, and Reports on Form 8-K

Cautionary Statement
Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) uncertainty relating to the allocation of the purchase price among the assets of the Poly-Scientific division of Northrop Grumman, which was acquired in fiscal 2004, amortization of intangible assets resulting from that allocation and the impact of fair value purchase accounting adjustments, (ii) fluctuations in general business cycles for commercial aircraft, military aircraft, space products and industrial capital goods, (iii) the Company’s dependence on government contracts that may not be fully funded or may be terminated, (iv) the Company’s dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of its sales, (v) the possibility that advances in technology could reduce the demand for certain of the Company’s products, specifically hydraulic-based motion controls, (vi) intense competition in the Company’s business which may require the Company to lower prices or offer more favorable terms of sale, (vii) the Company’s significant indebtedness which could limit its operational and financial flexibility, (viii) the significant amount of the Company’s debt which is at variable interest rates that may increase, (ix) higher pension costs and increased cash funding requirements which could occur in future years if future actual plan results differ from assumptions used for the Company’s defined benefit pension plans, including returns on plan assets and interest rates, (x) a write-off of all or part of the Company’s goodwill which could adversely affect the Company’s operating results and net worth and cause it to violate covenants in its bank agreements, (xi) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event the Company does not comply with regulations relating to defense industry contracting, (xii) the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in long-term contract accounting, (xiii) the Company’s ability to successfully identify and consummate acquisitions and integrate the acquired businesses, including the Poly-Scientific division, and the risk that known liabilities will be assumed by the Company in connection with acquisitions, including liabilities for which indemnification from the seller may be limited or unavailable, (xiv) the possibility of a catastrophic loss of one or more of the Company’s manufacturing facilities, (xv) the impact of product liability claims related to the Company’s products used in applications where failure can result in significant property damage, injury or death, (xvi) the possibility that litigation may result unfavorably to the Company, (xvii) foreign currency fluctuations in those countries in which the Company does business and other risks associated with international operations and (xviii) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

PART I

    The Registrant, Moog Inc., a New York corporation formed in 1951, is referred to in this Annual Report on Form 10-K as “Moog,” “the Company” or in the nominative “we” or the possessive “our.”

Item 1. Business.

    Certain information required herein is incorporated by reference to the 2003 Annual Report.

    Description of the Company’s Business. See pages 2 through 24 of the 2003 Annual Report.

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

    Industry and Competitive Conditions. Moog is a leading worldwide designer and manufacturer of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and industrial markets. The Company experiences considerable competition in both of these markets.

    Many of our competitors have greater financial and other resources. In Aircraft Controls, the Company’s principal competitors include Parker Hannifin Corporation, Curtiss-Wright Corporation, Liebherr-Holding GmbH, Goodrich Actuation Systems and Teijin Seiki Co., Ltd. In Space Controls, the Company’s principal competitors include Vacco Industries, Inc., Parker Hannifin, Goodrich, MPC and Textron. In Industrial Controls, competitors include Bosch Rexroth AG, Parker Hannifin, Eaton Vickers and Danaher.

    Competition in each market served is based upon design capability, product performance and life, service, price and delivery time. The Company believes it competes effectively on all of these bases.

    Backlog. Substantially all backlog will be realized as sales in the next twelve months. Also see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 31 of this report.

    Raw Materials. Materials, supplies and components are purchased from numerous suppliers. The Company believes the loss of any one supplier, although potentially disruptive in the short term, would not materially affect the Company’s operations in the long term.

    Working Capital. See the discussion on operating cycle in Note 1 of Item 8, Financial Statements and Supplementary Data, on page 43 of this report.

    Seasonality. Moog’s business is generally not seasonal.

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

    Research Activities. Research and product development activity has been and continues to be significant to the Company. See Item 6, Selected Financial Data, on page 30 of this report.

    Employees. On September 27, 2003, the Company employed 4,744 full-time employees, compared to 4,817 full-time employees on September 28, 2002.

    Segment Financial Information. See the discussion in Note 15 of Item 8, Financial Statements and Supplementary Data, on pages 52 and 53 of this report.

    Customers. The information required herein is incorporated by reference to pages 2 through 24 of the 2003 Annual Report. Also see pages 31 and 52 of this report. The Company’s customers fall into three groups, Original Equipment Manufacturer (OEM) customers of its aircraft and space businesses, OEM customers of its industrial business, and aftermarket customers in all three businesses. Aircraft and space OEM customers collectively represented 46% of fiscal 2003 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of the Company’s relationships with aircraft and space OEM customers are based on long-term agreements. The Company’s sales of industrial controls are to a diversity of customers around the world and are normally based on lead times of 90 days or less. The Company also provides spare and replacement parts and repair and overhaul services, or aftermarket, for most of its product applications. The Company’s major aftermarket customers include the U.S. Government and the commercial airlines.

    The Boeing Company represented approximately 15% of consolidated sales in 2003, including sales to the Boeing Commercial Airplane Group which represented 5% of fiscal 2003 sales. Sales to Lockheed Martin were approximately 10% of sales. Sales arising from U.S. Government prime or subcontracts, including military sales to Boeing, were approximately 38% of sales. Sales to these customers are made primarily through Aircraft Controls and Space Controls.

    International Operations. Operations outside the United States are conducted through wholly-owned foreign subsidiaries. The Company’s international operations are located predominantly in Europe and the Asian-Pacific region. See pages 53, 57 and 58 of this report. The Company’s international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.

    Environmental Matters. See the discussion in Note 16 of Item 8, Financial Statements and Supplementary Data, on page 53 of this report.

    Website Access to Information. The Company’s internet address is www.moog.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and, if applicable, amendments to those reports available on the investor information portion of its website. The reports are free of charge and are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The Company will post to the investor information portion of its web-site its corporate governance guidelines, board committee charters and code of ethics. This information will be available in print to any shareholder upon request. All requests for these documents should be made to Susan Johnson, the Company’s manager of investor relations, by calling (716) 652-4225.

    Executive Officers of the Registrant. Other than John B. Drenning, the principal occupations of the following officers for the past five years have been their employment with the Company. John B. Drenning’s principal occupation is partner in the law firm of Hodgson Russ LLP.

Executive Officers and Management Year First Elected Officer

Robert T. Brady
Chairman of the Board; President; Chief Executive Officer;
Director; Member, Executive Committee	1967

Richard A. Aubrecht
Vice Chairman of the Board; Vice President - Strategy and Technology;
Director; Member, Executive Committee	1980

Robert H. Maskrey
Executive Vice President; Chief Operating Officer;
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

    On June 1, 2000, Timothy P. Balkin was named Treasurer. Previously he was Director of Financial Planning and Analysis.

    On February 7, 2002, Jay K. Hennig was named Vice President and continues as the Space Systems Group’s General Manager, a position he assumed in January 2001. Previously he was General Manager of Moog’s Chatsworth Operations in California.

Item 2. Properties.

    On September 27, 2003, the Company occupied approximately 2,425,000 square feet of space in the United States and countries throughout the world, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total
Aircraft Controls	947,000	163,000	1,110,000
Space Controls	219,000	108,000	327,000
Industrial Controls	513,000	437,000	950,000
Corporate Headquarters	–	38,000	38,000
Total	1,679,000	746,000	2,425,000

    Aircraft Controls has principal manufacturing facilities located in New York, California, Utah, England and the Philippines. Space Controls has primary manufacturing facilities located in New York and California. Industrial Controls has principal manufacturing facilities located in New York, Germany, Italy, Japan, Ireland and Luxembourg. The Company’s headquarters are located in East Aurora, New York.

    On September 30, 2003, the Company acquired the assets of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. This business occupies an additional 352,000 square feet of space, located primarily in Virginia, North Carolina and Pennsylvania.

    The Company believes that its properties have been adequately maintained and are generally in good condition. Operating leases for properties expire at various times from 2003 through 2017. Upon the expiration of its current leases, the Company believes that it will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

Item 3. Legal Proceedings.

    From time to time, the Company is named as a defendant in legal actions. The Company is not a party to any pending legal proceedings which management believes will result in a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

    Moog’s two classes of common shares, Class A Common Stock and Class B Common Stock, are traded on the New York Stock Exchange (NYSE) under the ticker symbols MOG.A and MOG.B. The following chart sets forth, for the periods indicated, the high and low sales prices of the Class A Common Stock and Class B Common Stock on the NYSE.

		Quarterly Stock Prices
Fiscal Year	Class A		Class B
Ended	High	Low	High	Low

September 27, 2003
1st Quarter	$31.95	$25.01	$34.50	$32.10
2nd Quarter	33.40	29.68	33.65	31.35
3rd Quarter	35.95	29.55	36.00	31.00
4th Quarter	40.20	34.74	40.00	35.00

September 28, 2002
1st Quarter	$24.00	$19.10	$27.40	$26.75
2nd Quarter	33.55	21.34	32.15	27.05
3rd Quarter	42.88	30.19	40.01	31.25
4th Quarter	42.63	26.55	41.00	34.00

    The number of shareholders of record of Class A Common Stock and Class B Common Stock was 1,259 and 593, respectively, as of November 28, 2003.

    Dividend restrictions are included in Note 8 of Item 8, Financial Statements and Supplementary Data, on page 46 of this report. The Company does not pay dividends on its Class A Common Stock or Class B Common Stock.

Item 6. Selected Financial Data.

For a more detailed discussion of 2001 through 2003, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 31 through 38 of this report and Item 8, Financial Statements and Supplementary Data, on pages 39 through 55 of this report.

(dollars in thousands except per share data)
Fiscal Years	2003(1)	2002(2)	2001(3)	2000	1999

RESULTS FROM OPERATIONS
Net sales	$755,490	$718,962	$704,378	$644,006	$630,034

Net earnings	$42,695	$37,599	$27,938	$25,400	$24,431

Net earnings per share (4)
Basic	$2.80	$2.54	$2.13	$1.92	$1.82
Diluted	$2.76	$2.50	$2.11	$1.90	$1.80

Weighted-average shares outstanding (4)
Basic	15,256,912	14,809,846	13,095,770	13,242,966	13,391,054
Diluted	15,493,425	15,033,596	13,250,117	13,362,936	13,571,186

FINANCIAL POSITION
Total assets	$991,580	$885,547	$856,541	$791,705	$798,476
Working capital	340,776	276,097	257,379	247,625	224,967
Indebtedness - senior	256,660	196,463	253,329	246,289	256,110
- senior subordinated	–	120,000	120,000	120,000	120,000
Shareholders’ equity	424,148	300,006	235,828	222,554	211,770
Shareholders’ equity per common share outstanding (4)	24.60	19.81	18.04	16.97	15.85

SUPPLEMENTAL FINANCIAL DATA
Capital expenditures	$28,139	$27,280	$26,955	$23,961	$26,439
Depreciation and amortization	29,535	25,597	31,693	30,443	30,602
R&D - Company funded	30,497	33,035	26,461	21,981	33,306
- customer funded (5)	75,085	30,892	27,631	18,624	14,367
Twelve-month backlog	367,983	364,574	364,331	345,333	336,857

RATIOS
Net return on sales	5.7%	5.2%	4.0%	3.9%	3.9%
Return on shareholders’ equity	12.5%	13.3%	12.2%	11.7%	12.2%
Current ratio	2.61	2.52	2.38	2.59	2.24
Total debt to shareholders’ equity	0.61	1.05	1.58	1.65	1.78
Long-term debt to capitalization (6)	35.3%	48.7%	59.3%	60.9%	62.3%

(1)	Includes the effects of the redemption of the senior subordinated notes on May 1, 2003 and the Class A Common Stock offering completed in September 2003. See Notes 8 and 12 to the Consolidated Financial Statements at Item 8 of this report.

(2)	Includes the effects of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the effects of the Class A Common Stock offering completed in November 2001 and fiscal 2002 acquisitions. See Notes 1, 2, 6 and 12 to the Consolidated Financial Statements at Item 8 of this report.

(3)	Includes the effects of fiscal 2001 acquisitions. See Note 2 to the Consolidated Financial Statements at Item 8 of this report.
(4)	Share and per share data prior to the September 21, 2001 three-for-two split of the Company’s Class A and Class B Common Stock have been restated.
(5)	The increase in customer funded R&D in 2003 primarily relates to the F-35 Joint Strike Fighter aircraft development program.
(6)	Capitalization is equal to the sum of total long-term debt, excluding current maturities, and shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

Overview

    Moog is a leading worldwide designer and manufacturer of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and industrial markets. In 2003, approximately 47% of the Company’s sales were related to global military defense or government funded programs. The Company has three operating segments.

    Aircraft Controls designs and manufactures technologically advanced flight and engine controls for manufacturers of military and commercial aircraft. Moog supplies flight controls for major, in-production military aircraft, including the U.S. Navy’s F/A-18E/F Super Hornet fighter aircraft, the V-22 Osprey tiltrotor aircraft and the F-15 Eagle. The Company is the contract lead for developing flight controls for the System Development and Demonstration phase of the F-35 Joint Strike Fighter program, teaming with Parker Hannifin, Hamilton Sundstrand and Curtiss-Wright. Lockheed Martin is the prime contractor on the F-35, the next generation fighter aircraft to be used by the U.S. Air Force, Navy and Marine Corps and the U.K. Royal Navy and Royal Air Force. The Company is a supplier to both commercial large body aircraft manufacturers, The Boeing Company and EADS, and business aircraft manufacturers including Raytheon Company and Bombardier Inc. Aftermarket sales, including repairs and spare parts, represented 35% of Aircraft Controls sales in 2003.

    Space Controls designs and manufactures controls and systems that control the flight, positioning or thrust of tactical and strategic missiles, launch vehicles, satellites and NASA’s Space Shuttle. Customers include Lockheed Martin Corporation, Boeing, Alliant Techsystems Inc., Astrium Ltd. and Raytheon. Moog participates on tactical missile programs such as Maverick, VT-1, Hellfire and TOW, missile defense programs such as the Ground-Based Midcourse Defense program, or GMD, Minuteman, and the Atlas and Delta Evolved Expendable Launch Vehicles.

    Industrial Controls designs and manufactures hydraulic and electric controls used in a variety of industrial applications. Product applications include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills, fatigue testing machines, motion simulators, metal forming and gun and turret positioning and ammunition-loading systems on combat vehicles.

    On September 16, 2003, the Company completed the offering and sale of 2,012,500 shares of Class A Common Stock at $38 per share. The Company used the net proceeds of $72 million to pay a portion of the $158 million purchase price of the Company’s September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. Poly-Scientific is a manufacturer of motion control and data transmission devices, and its principal products are electrical and fiber optic slip rings, brushless D.C. motors and electromechanical actuators. Poly-Scientific had sales of approximately $132 million for its year ended December 31, 2002.

Critical Accounting Policies - Estimates or Judgments

    The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by management’s application of accounting policies, which are discussed in Note 1 to the Consolidated Financial Statements in Item 8 of this report. The critical accounting policies were reviewed with the Audit Committee of the Company’s Board of Directors.

    Revenue Recognition on Long-Term Contracts. In 2003, 41% of the Company’s sales were accounted for using the percentage of completion (cost-to-cost) method of accounting for long-term contracts which recognizes sales and costs as work is performed in advance of the delivery of the product. The remaining 2003 sales were recognized when the risks and rewards of ownership and title to the product transferred to the customer, principally as units were shipped.

    The percentage of completion (cost-to-cost) method of accounting is used primarily on the Company’s aircraft and space contracts, which typically have longer performance cycles, resulting in the matching of sales with costs as they are incurred throughout the duration of the contract.

    Percentage of completion (cost-to-cost) accounting for long-term contracts requires a disciplined cost estimating system in which all relevant functions of the business are involved. The Company believes it has adequate systems and procedures that result in reasonably dependable estimates of extent of progress toward completion, contract revenues and contract costs by contract. The cost estimates rely on engineering and manufacturing assessments of progress achieved against technical or performance milestones, and are validated using applicable product or project cost history.

    Contract prices, or contract values, are generally based on the terms and conditions specified in the contract or in the related customer purchase orders. However, the effort required under a contract can change during the performance period. These changes are typically in the form of a directed scope change from the customer, or a claim by the Company for an adjustment to the contract value based upon requirements that are different from the contract’s baseline requirements. The Company includes an estimate of scope changes or claims in the contract value for purposes of revenue recognition only when that amount can be reliably estimated and when realization is considered probable. At September 27, 2003, the amount of unnegotiated scope changes or claims included in contract values on firm fixed price contracts which are used in the determination of 2003 sales and operating profit was not material.

    The Company reviews contract cost estimates and contract values, including unnegotiated claims and scope changes, on a quarterly basis. As a result of these reviews, sales and costs of sales are recorded in the statement of earnings to reflect the most current assessment of each contract’s percentage of completion.

    Contract Loss Reserves. For contracts for which the estimated costs at completion, exclusive of allocated general and administrative period costs, exceed the estimated contract value, a loss reserve for the entire remaining loss is recorded when the loss becomes known. Loss reserves are more common on firm fixed price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet customers’ specifications. The determination of contract loss reserves is made on a specific contract basis and, therefore, no general reserves are maintained.

    Once established, the amount of the loss reserve is reviewed at least quarterly and adjusted, if necessary, based on progress made and on updated cost estimates including a current assessment of any remaining risks.

    Provisions for losses on contracts are reflected in the statement of earnings as additional cost of sales. As costs are incurred, the previously established contract loss reserve included in current liabilities is reduced. At September 27, 2003, contract loss reserves were $16.1 million.

    Reserves for Inventory Valuation. At September 27, 2003, inventories represented approximately 17% of total assets and 31% of current assets. Inventories are stated at lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation.

    The Company records valuation reserves to provide for slow-moving or obsolete inventory by using both a formula-based method that increases the valuation reserve as the inventory ages and, supplementally, a specific identification method. Determining the appropriate reserve for inventory valuation requires significant knowledge of the business. Management considers overall inventory levels in relation to firm customer backlog as well as forecasted demand including consideration of aftermarket sales. Inventory obsolescence reserves also consider issues such as low demand or technological obsolescence. The Company’s inventory valuation reserve represents a reduction in inventory cost which creates a new cost basis of accounting. The reserve amount is maintained in a general ledger account separate from the gross inventory cost. Once a reserve is established for an inventory item, it is removed upon the subsequent use or disposition of the item. At September 27, 2003, the reserve for inventory valuation was $34.6 million, or 16.9% of gross inventories.

    Reviews for Impairment of Goodwill. The Company reviews goodwill for impairment at least annually at the reporting unit level. At September 27, 2003, the Company had $195 million of goodwill.

    In testing for impairment of goodwill, companies are required to allocate goodwill among reporting units, estimate fair values of those reporting units and determine their carrying values. The Company’s reporting units are the operating segments used for segment reporting: Aircraft Controls, Space Controls and Industrial Controls. This determination was made based on the similarities of the components of these groups as well as the components not qualifying as businesses themselves.

    The process of evaluating the Company’s goodwill for potential impairment is subjective and requires significant estimates. These estimates include judgments about future cash flows of the reporting units and allocations of commonly shared assets to the reporting units, as well as the estimates of the cost of capital used to discount future cash flows.

    Based on the discounted present values of the projected cash flows, the fair value of each reporting unit exceeded the respective carrying value resulting in no impairment of the Company’s goodwill.

    Pension Assumptions. The Company maintains defined benefit plans in six countries covering substantially all employees. The U.S. plans represent 81% of the consolidated projected benefit obligation at September 27, 2003. The accounting for these plans is based in part on certain assumptions that may be highly uncertain and may have a material impact on the financial statements if different reasonable assumptions had been used.

    The assumption for return on assets reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The assumed return on assets of 8.5% used in 2003 for the U.S. plans was determined with reference to the fund’s investment mix at September 28, 2002 of 70% equities and 30% fixed income securities, along with forecasted rates of return on these types of securities. The assumption took the market’s poor performance in 2001 and 2002 into consideration. Had the Company selected a return on assets that was one percentage point lower, pension expense for U.S. plans for 2003 would have been $2 million higher than the amount recorded.

    In addition to the return on assets assumption, assumptions for the rate of compensation increase and discount rate were made. The rate of compensation increase used in determining the 2003 pension cost was 3.8% for the U.S. plans and was determined using a long-term projection for inflation in addition to real wage increase assumptions. The discount rate used in determining the 2003 pension cost was 6.9% for U.S. plans. Consistent with prior years, the Company used the AA corporate bond rate as the discount rate for U.S. plans. At September 27, 2003, the discount rate used to value the projected benefit obligation was 6.5%.

    Deferred Tax Asset Valuation Allowances. At September 27, 2003, the Company had total gross deferred tax assets of $66.0 million. These assets relate principally to domestic liabilities or asset valuation reserves including pension and vacation accruals, inventory obsolescence, bad debt reserves and contract loss reserves. Based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against the domestic portion of these deferred tax assets, which totaled $53.6 million at September 27, 2003.

    Deferred tax assets recorded at September 27, 2003 by the Company’s foreign subsidiaries totaled $12.4 million, of which $4.8 million relates to net operating losses in Luxembourg. The Company had a $3.7 million valuation allowance recorded against this asset at September 27, 2003 representing 78% of the gross asset related to net operating losses. Management believes this reserve is adequate after considering recent operating performance, future financial projections, tax planning strategies and the allowable tax carryforward period. Other than the deferred tax assets related to net operating losses in Luxembourg and based on recent historical earnings performance and current projections, management believes that a valuation allowance is not required against the other $7.6 million of the foreign portion of deferred tax assets.

MOOG INC. Results of Operations

	Fiscal Years Ended

	September 27,	September 28,	September 29,	September 29,
(dollars in millions)	2003	2002	2001	2001
			As Reported	As Adjusted(2)

NET SALES
Aircraft Controls	$404	$359	$340	$340
Space Controls	84	107	103	103
Industrial Controls	267	253	261	261
Net sales	$755	$719	$704	$704

OPERATING PROFIT (1) AND MARGINS
Aircraft Controls	$70	$65	$49	$53
	17.4%	18.2%	14.5%	15.6%
Space Controls	–	12	12	13
	0.6%	11.5%	11.9%	12.9%
Industrial Controls	17	14	22	24
	6.3%	5.5%	8.3%	9.1%
Total operating profit	$88	$92	$83	$90
	11.6%	12.8%	11.8%	12.8%

BACKLOG
Aircraft Controls	$242	$239	$223	$223
Space Controls	59	59	72	72
Industrial Controls	67	67	69	69
Total backlog	$368	$365	$364	$364

Notes: Certain amounts may not add to the total due to rounding.
(1)	Operating profit is net sales less cost of sales and other operating expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

(2)	Operating profit and margins for 2001 presented in the “As Adjusted” column exclude goodwill amortization and assume the Company adopted SFAS No. 142, “Goodwill and Intangible Assets,” on October 1, 2000.

Results of Operations

2003 Compared to 2002

    Consolidated. Net sales for 2003 increased 5% to $755 million from $719 million in 2002. Sales increased by $45 million in Aircraft Controls and $14 million in Industrial Controls, while sales decreased by $23 million in Space Controls.

    Cost of sales as a percentage of net sales increased to 68.9% in 2003 from 67.9% in 2002. The increase in cost of sales as a percentage of net sales is primarily attributable to lower sales levels and an unfavorable product mix in Space Controls and higher sales on the F-35 Joint Strike Fighter aircraft program which is a cost-plus contract with modest margins, offset partially by benefits from cost savings initiatives within Industrial Controls.

    Estimated costs to complete are reviewed quarterly for contracts accounted for under the percentage of completion (cost-to-cost) method of accounting. For those contracts with anticipated losses at completion, a contract loss reserve is recorded when the loss becomes known. Additions to contract loss reserves are reflected in the statement of earnings in cost of sales. Additions to contract loss reserves were $17 million in 2003 compared to $11 million in 2002. Half of the additions in 2003 relates to increased cost estimates on business jet development contracts. The balance of the additions primarily relates to other aircraft development contracts. During 2003, $15 million of contract loss reserves, primarily on business jet development contracts, were utilized as costs were incurred and were reflected as reductions to the previously established contract loss reserves, compared to $13 million in 2002.

    Reserves for inventory valuation are recorded for obsolete or slow-moving inventory. Additions to reserves were $8 million in 2003 compared to $9 million in 2002. Reductions to reserves resulting from inventory being disposed were $2 million in 2003 and in 2002. Most of the inventory disposed had been previously reserved.

    Research and development expenses decreased to $30 million in 2003 from $33 million in 2002. The lower level of research and development primarily relates to completion of a pump and motor design for military aircraft applications and controls for unmanned combat aircraft, both which peaked in 2002.

    As a percentage of net sales, selling, general and administrative expenses increased to 17.0% in 2003 from 16.3% in 2002. The increase primarily relates to commissions, personnel related costs, travel costs, the June 2003 Paris Air Show, professional services and bid and proposal costs related primarily to the Boeing 7E7.

    Interest expense decreased to $17 million in 2003 from $26 million in 2002. The decrease in interest expense is primarily due to lower interest rates including the effects of the Company’s use of its available credit facility to redeem its $120 million 10% senior subordinated notes on May 1, 2003.

    Other expense of $1 million in 2003 includes $1.2 million for the write off of deferred debt issuance costs related to the $120 million 10% senior subordinated notes that were redeemed at par on May 1, 2003. Other expense is net of a third quarter $0.7 million gain on a sale of land.

    The Company’s effective tax rate was 26.7% in 2003 compared to 29.0% in 2002. The decrease in the effective tax rate resulted from state investment tax credits realized in 2003, benefits related to the 2002 reorganization of the Company’s European operations and to a higher level of additional export tax benefits that the Company claimed on amended U.S. tax returns. These benefits were partially offset by a $1 million valuation allowance adjustment related to deferred tax assets associated with net operating losses in Luxembourg.

    In 2003, net earnings increased 14% to $43 million from $38 million in 2002. Diluted earnings per share, or EPS, increased 10% to $2.76 in 2003 from $2.50 in 2002. Diluted weighted average shares outstanding were higher in 2003 compared to 2002 due to the exercise of options, the sale of Class A Common Stock on September 16, 2003 and a higher dilutive effect of outstanding stock options related to the higher price of Class A Common Stock.

    Aircraft Controls. Net sales in Aircraft Controls increased 12% to $404 million in 2003 from $359 million in 2002. Military aircraft sales increased $64 million to $266 million, while commercial aircraft sales decreased $19 million to $138 million. The increase in military aircraft sales is primarily due to a $43 million increase in sales for primary flight controls and the leading edge flap actuation system on the F-35 Joint Strike Fighter development program and a $16 million increase on the V-22 Tilt Rotor Osprey related to the replacement of swashplate actuators to the customer’s latest specifications. The net increase on other military aircraft programs was $5 million, and included increases in sales of controls for military engines and subassemblies for the F-15 in Japan. The decrease in commercial aircraft sales is primarily due to a $22 million decrease in Boeing OEM sales due to lower production rates.

    Operating margins for Aircraft Controls decreased to 17.4% in 2003 from 18.2% in 2002. The decrease in operating margins is primarily attributable to higher sales on the F-35 Joint Strike Fighter program which is a cost-plus contract with modest margins.

    Twelve-month backlog for Aircraft Controls was $242 million at September 27, 2003 compared to $239 million at September 28, 2002. The increase is due to increases in backlog on military programs including the F-35 Joint Strike Fighter, partially offset by decreases on commercial aircraft programs.

    Space Controls. Net sales in Space Controls decreased 21% to $84 million in 2003 from $107 million in 2002. The lower level of sales primarily relates to decreases of $11 million in controls for satellites reflecting the soft commercial satellite market and last year’s completion of the Gravity Probe B program, $10 million on tactical missile programs including the AGM-142 Popeye, Hellfire and VT1, and $6 million on the Crew Return Vehicle. These decreases were partially offset by an increase of $4 million on the Ground-based Midcourse Defense program.

    Operating margins for Space Controls decreased to 0.6% in 2003 from 11.5% in 2002. The decrease in margins primarily relates to the decrease in sales, most significantly in sales of controls for satellites. To a lesser extent, the decrease in margins is attributable to cost overruns on commercial satellite programs and a less favorable product mix. Operating margins were a 4.0% loss in the fourth quarter of 2003 compared to a 5.6% profit in the fourth quarter of 2002.

The decrease in fourth quarter operating margins primarily resulted from a 13% decrease in fourth quarter sales.

    Twelve-month backlog for Space Controls was $59 million at September 27, 2003 and at September 28, 2002.

    Industrial Controls. Net sales in Industrial Controls increased 6% to $267 million in 2003 from $253 million in 2002. The increase occurred despite a $17 million decrease in sales of controls for turbines primarily in the U.S., with other markets, primarily in Europe and the Pacific region, generating a net increase of $31 million, including a $23 million beneficial impact related to stronger foreign currencies relative to the U.S. dollar. Including the currency effect, the sales growth primarily consists of increases of $12 million in sales of controls for plastics machinery, $6 million through distributors, $5 million in combat controls for military vehicles, $5 million in controls for presses and metal forming equipment and $3 million in aftermarket.

    Operating margins for Industrial Controls increased to 6.3% in 2003 from 5.5% in 2002. The improvement in margins is primarily a result of benefits realized from cost reduction initiatives and a more favorable product mix.

    Twelve-month backlog for Industrial Controls was $67 million at September 27, 2003 and at September 28, 2002. Excluding the impact of foreign currencies, backlog decreased $7 million from a year ago primarily related to the timing of combat controls orders for U.S. programs.

2002 Compared to 2001

    References to cost of sales as a percentage of net sales, net earnings, diluted EPS and operating margins in the following discussion of results of operations for 2002 compared to 2001 reflect the exclusion of goodwill amortization for 2001. Goodwill amortization expense was $7 million in 2001.

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

    Additions to contract loss reserves were $11 million in 2002, mostly related to unforeseen expanded work requirements on certain firm fixed price commercial business jet development contracts. The Company also recorded $1 million of contract loss reserves related to acquisitions as part of purchase accounting.

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

    The net increase in reserves for inventory valuation was $7 million in 2002, compared to a net increase of $2 million in 2001. Additions to the reserve in 2002 were $2 million higher compared to 2001. The increase is primarily within the Aircraft Controls segment, and to a lesser extent, the Industrial Controls segment where product specifications or projected future demand have changed during the year resulting in inventory levels that, in management’s estimation, are in excess of amounts needed to fulfill existing and future sales requirements. Reductions to the reserve resulting from inventory being disposed were $2 million less in 2002 as compared to 2001, primarily in the Space Controls segment. Most of this inventory had been previously reserved and the reserve balance was relieved when the inventory was disposed.

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

    As a percentage of net sales, selling, general and administrative expenses increased to 16.3% in 2002 from 15.7% in 2001. The increase is primarily attributable to higher personnel-related costs, including costs related to a stock-based deferred compensation plan for certain officers and directors, and higher professional fees.

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

    Other expense was $1 million in 2002 compared to zero in 2001. The increase is primarily due to higher foreign currency exchange losses in 2002.

    The Company’s effective tax rate was 29.0% in 2002 compared to 33.5% in 2001. The decrease in the effective tax rate relates to additional export tax benefits that the Company claimed in 2002 on amended 1997, 1998 and 2000 U.S. tax returns and a reorganization of the Company’s European operations. This decrease was partially offset by a first quarter charge related to decreasing a deferred tax asset in Europe for a change in a statutory tax rate enacted in 2002. During the fourth quarter, additional tax benefits related to the distribution of foreign earnings were offset by a valuation allowance adjustment related to deferred tax assets associated with net operating losses in Luxembourg.

    In 2002, net earnings increased 16% to $38 million from $32 million in 2001. Diluted EPS increased 2% to $2.50 in 2002 from $2.45 in 2001. Diluted weighted average shares outstanding were higher in 2002 compared to 2001 primarily due to the sale of Class A Common Stock on November 20, 2001.

    Aircraft Controls. Net sales in Aircraft Controls increased 6% to $359 million in 2002 from $340 million in 2001. The increase is primarily due to a $20 million increase in sales on fighter aircraft programs, an $18 million increase in military aftermarket sales, related primarily to the F-18 fighter aircraft and the Black Hawk helicopter, and a $4 million increase in sales to OEMs for the Black Hawk and Sea Hawk helicopter programs. The $20 million increase in sales on fighter aircraft programs consists primarily of $10 million on the F-35 Joint Strike Fighter, $5 million on the F-15 and $3 million on the F/A-18E/F programs. These increases were partially offset by decreases of $12 million in Boeing OEM sales resulting from lower build rates, $7 million, or 12%, in commercial aftermarket sales related to the reduced number of commercial airplane flights, $2 million in flight controls for Airbus and $2 million related to business jets.

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

    Operating margins for Space Controls decreased to 11.5% in 2002 from 12.9% in 2001. The decrease in margins is primarily related to poor operating performance on contracts associated with the PerkinElmer acquisition in 2001 and lower sales in the fourth quarter of 2002 that resulted in fourth quarter operating margins of 5.6%. These decreases were partially offset by increases due to higher volume and better cost experience on the Space Shuttle refurbishment effort and favorable cost performance on the Crew Return Vehicle, which was nearing completion, and tactical missile programs such as Hellfire, TOW and AGM-142 Popeye.

    Twelve-month backlog for Space Controls was $59 million at September 28, 2002 compared to $72 million at September 29, 2001. The decrease primarily relates to programs that were near completion such as the Crew Return Vehicle and reduced orders for satellites and tactical missiles such as the AGM-142 Popeye, which was completed, and the Hellfire missile program that had entered a production break.

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

Financial Condition and Liquidity

    On March 3, 2003, the Company increased its revolving and term loan credit facility to $390 million. The term loan portion of the credit facility, which had a balance of $41 million at December 31, 2002, was increased to $75 million with the difference reducing the outstanding balance on the revolving portion of the facility to $90 million. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which increased 25 basis points and is currently 175 basis points. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million. The credit facility is secured by substantially all of the Company’s U.S. assets. At September 27, 2003, the term loan had a balance of $67.5 million and the revolver had a balance of $175 million.

    The credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $250 million as of September 27, 2003. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all of the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $30 million in any one fiscal year.

Adjusted EBITDA is defined as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. At September 27, 2003, the Company was in compliance with all covenants.

    On May 1, 2003, the Company completed the early redemption of the $120 million 10% senior subordinated notes at par. The redemption was financed by using the unused portion of the credit facility with interest at LIBOR plus 175 basis points.

    On September 16, 2003, the Company completed the offering and sale of 2,012,500 shares of Class A Common Stock at a price of $38 per share. The Company used the net proceeds of approximately $72 million to pay a portion of the purchase price of the Company’s September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. After completion of the offering and sale of Class A Common Stock on September 16, 2003, the Company’s shelf registration statement filed on August 1, 2003 allows the Company to register an additional $43.5 million of Class A Common Stock or debt securities.

    At September 27, 2003, the Company had $242 million of unused borrowing capacity, including $138 million from the credit facility and $80 million from a bridge loan that allows for a one-time draw to finance the Poly-Scientific acquisition. The Company’s $77 million of cash at September 27, 2003 was unusually large as most of the $72 million of proceeds from the sale of Class A Common Stock on September 16, 2003 remained in cash until the acquisition of Poly-Scientific on September 30, 2003. The $158 million purchase price of Poly-Scientific was paid on September 30, 2003 by increasing borrowings on the credit facility by $80 million, using cash of $57 million and by borrowing $21 million on the bridge loan. After the acquisition, the Company’s unused borrowing capacity was reduced to $82 million.

    Total debt, net of cash, was $179 million at September 27, 2003, or $337 million after considering the September 30, 2003 acquisition, compared to $301 million at September 28, 2002. The reduction in net debt from September 28, 2002 to September 27, 2003 primarily relates to $72 million of net proceeds from the sale of Class A Common Stock and $49 million of cash generated by operations net of capital expenditures.

    Long-term debt to capitalization was 35% at September 27, 2003 and 42% after the acquisition on September 30, 2003, compared to 49% at September 28, 2002.

    Cash provided by operating activities was $77 million in 2003 compared to $59 million in 2002. The increase in cash from operations was primarily due to the increase in earnings adjusted for non-cash charges, increased customer advances and a tax refund primarily related to significant deductions for pension contributions and accelerated depreciation, offset by other changes in working capital.

    Net property, plant and equipment was $208 million at September 27, 2003 compared to $203 million at September 28, 2002. Capital expenditures in 2003 were $28 million compared with depreciation and amortization of $30 million. Capital expenditures in 2002 were $27 million compared with depreciation and amortization of $26 million in 2002. Capital expenditures in 2004 are not expected to exceed $30 million.

    The Company believes its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet its operating needs.

Off Balance Sheet Arrangements

    Under current accounting pronouncements, the Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on its results of operations or financial condition.

Contractual Obligations and Commercial Commitments

    The following table summarizes significant contractual obligations and commercial commitments of the Company at September 27, 2003:

(dollars in millions)		Payments due by period

			2005-	2007-	After
	Total	2004	2006	2008	2008

Contractual Obligations
Long-term debt	$247	$16	$32	$198	$1
Operating leases	58	12	19	12	15
Purchase obligations	144	96	38	6	4

Total contractual obligations	$449	$124	$89	$216	$20

		Commitments expiring by period

			2005-	2007-	After
Total		2004	2006	2008	2008

Other Commercial Commitments
Standby letters of credit	$2	$2	$–	$–	$–

Recent Accounting Standards

     Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. Effective in the first quarter of 2003, the Company adopted and is applying the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation –Transition and Disclosure, an amendment of FASB Statement No. 123." As permitted by SFAS No. 148, the Company has not elected to adopt its recognition provisions. Effective January 1, 2003, the Company adopted the provisions of FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Company adopted the provisions of SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," generally effective for contracts entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," generally effective for financial instruments entered into or modified after May 31, 2003. The adoption of these standards did not have a material impact on the Company’s results of operations or financial condition.

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation of variable interest entities (VIEs). VIEs are entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. Companies must apply the provisions of FIN 46 prospectively for all VIEs created after January 31, 2003 and must apply the provisions of FIN 46 in reporting periods ending after December 15, 2003 for all VIEs created before February 1, 2003. The Company is in the process of evaluating the effect that this standard will have on its results of operations and financial condition.

Outlook

    During its November 7, 2003 conference call for its year end earnings release, the Company provided the following outlook for fiscal 2004. Net sales in 2004 are forecasted to grow to between $920 million and $940 million, a 22% to 25% increase over 2003. Sales are expected to grow as a result of the Poly-Scientific acquisition in addition to experiencing growth in each segment. Moog’s Components segment (previously referred to as Poly-Scientific) is forecasted to contribute $140 million in sales during 2004. Aircraft Controls sales are expected to increase 1% to $408 million, reflecting an increase in military aftermarket sales resulting from the release of funding for programs on which the Company participates. The increase is expected to be partially offset by decreases on the V-22 Osprey and F-15 fighter aircraft programs, both of which provided strong sales in 2003. Space Controls sales are expected to increase 5% to $89 million related to increases on the Space Shuttle as the program prepares to resume launches, strategic missiles related to Minuteman III refurbishments, and tactical missiles for which the Company has a new order for Maverick missile hardware. Decreases in missile defense and launch vehicles are expected to partially offset increases in sales within Space Controls. Industrial Controls sales are expected to increase between 6% and 14%, or to between $283 million and $303 million, with the range partially reflecting potential volatility of major currencies such as the euro and yen.

    Operating margins for 2004 are expected to be between 11.3% and 11.5%. Aircraft Controls operating margins are expected to decrease from 2003 to 16.2%, reflecting a slightly less favorable mix. Space Controls operating margins are expected to remain around break even. Industrial Controls operating margins are expected to increase over 2003 to between 8% and 9% based on product mix. Operating margins for Moog's Components segment are expected to be 10.5% after considering amortization of intangible assets and the short term effect of the opening balance sheet write up of inventory.

    Net earnings for 2004 are expected to be between $54 million and $58 million. Diluted earnings per share for 2004 are expected to be between $3.10 and $3.30, representing an increase between 12% and 20% over 2003. Due to the sale of 2,012,500 shares of Class A Common Stock on September 16, 2003, weighted average shares outstanding will be higher in 2004 than in 2003. Net earnings and diluted earnings per share are expected to increase between 10% and 12% in each of the first two quarters of 2004 compared to the respective quarters of 2003 and between 14% and 26% in the third and fourth quarters of 2004 compared to the third and fourth quarters of 2003.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    The Company, in the normal course of business, has exposures to interest rate risks from its long-term debt obligations and foreign exchange rate risk with respect to its foreign operations and from foreign currency transactions. To minimize these risks, the Company may enter into derivative instruments such as interest rate swaps and forward contracts. The Company does not hold or issue financial instruments for trading purposes. For the year ended September 27, 2003, the Company’s exposure to derivatives was primarily limited to interest rate swaps that were designated and qualified as cash flow hedges.

    The Company’s borrowings under variable interest rate facilities were $251 million at September 27, 2003. In order to provide for interest rate protection, the Company has interest rate swap agreements. Of the $180 million notional amount of interest rate swaps outstanding at September 27, 2003, $90 million matures in the second quarter of 2005, $55 million matures in the second quarter of 2006 and $35 million matures in the first quarter of 2007. Based on the current applicable margin, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.8%, 4.3% and 4.1%, respectively, through their maturities, at which times the interest will revert back to a variable rate based on LIBOR plus the applicable margin. If interest rates had changed by one percentage point, the impact on consolidated interest expense from the Company’s variable-rate debt would have been approximately $1 million in 2003.

    Although the majority of the Company’s sales, expenses and cash flows are transacted in U.S. dollars, the Company does have some market risk exposure with respect to changes in foreign currency exchange rates primarily as it relates to the value of the U.S. dollar versus the euro, the Japanese yen and the British pound. If average annual foreign exchange rates were to collectively weaken or strengthen against the U.S. dollar by 10%, net earnings would be reduced or increased, respectively, by approximately $2 million related to currency exchange rate translation exposures and $1 million related to pressures on operating margins for products sourced in non-U.S. countries.

    The Company uses on a limited basis forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments and intercompany loans and to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries. At September 27, 2003, there were no significant contracts outstanding.

Item 8. Financial Statements and Supplementary Data.

MOOG INC.
Consolidated Statements of Earnings

		Fiscal Years Ended

	September 27,	September 28,	September 29,
(dollars in thousands except per share data)	2003	2002	2001

NET SALES	$755,490	$718,962	$704,378
COST OF SALES	520,304	488,377	493,235

GROSS PROFIT	235,186	230,585	211,143

Research and development	30,497	33,035	26,461
Selling, general and administrative	128,365	117,284	110,679
Interest	17,122	26,242	32,054
Other	953	1,034	(64)

EARNINGS BEFORE INCOME TAXES	58,249	52,990	42,013
INCOME TAXES	15,554	15,391	14,075

NET EARNINGS	$42,695	$37,599	$27,938

NET EARNINGS PER SHARE
Basic	$2.80	$2.54	$2.13
Diluted	$2.76	$2.50	$2.11

See accompanying Notes to Consolidated Financial Statements.

MOOG INC. Consolidated Balance Sheets

	September 27,	September 28,
(dollars in thousands except per share data)	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,491	$15,952
Receivables	262,094	239,636
Inventories	170,578	162,391
Deferred income taxes	29,960	29,569
Prepaid expenses and other current assets	12,076	9,951

TOTAL CURRENT ASSETS	552,199	457,499
PROPERTY, PLANT AND EQUIPMENT	208,169	202,654
GOODWILL	194,937	192,855
INTANGIBLE ASSETS, net of accumulated amortization of
$3,816 in 2003 and $2,807 in 2002	10,949	10,426
OTHER ASSETS	25,326	22,113

TOTAL ASSETS	$991,580	$885,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$10,140	$14,067
Current installments of long-term debt	15,607	17,110
Accounts payable	47,159	38,688
Accrued salaries, wages and commissions	53,742	48,463
Accrued pension and retirement obligations	25,119	16,763
Customer advances	23,418	7,790
Contract loss reserves	16,147	13,939
Other accrued liabilities	20,091	24,582

TOTAL CURRENT LIABILITIES	211,423	181,402
LONG-TERM DEBT, excluding current installments
Senior debt	230,913	165,286
Senior subordinated notes	–	120,000
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	91,324	99,370
DEFERRED INCOME TAXES	31,953	18,796
OTHER LONG-TERM LIABILITIES	1,819	687

TOTAL LIABILITIES	567,432	585,541

COMMITMENTS AND CONTINGENCIES (Note 16)	–	–
SHAREHOLDERS’ EQUITY
9% Series B Cumulative, Convertible, Exchangeable Preferred Stock - Par Value $1.00
Authorized 200,000 shares. Issued 100,000 shares. Outstanding 83,771 shares.	100	100
Common Stock - Par Value $1.00
Class A- Authorized 30,000,000 shares.
Issued 16,697,238 and outstanding 15,086,240 shares at September 27, 2003.
Issued 14,673,757 and outstanding 13,038,112 shares at September 28, 2002.	16,697	14,674
Class B- Authorized 10,000,000 shares. Convertible to Class A on a one-for-one basis.
Issued 3,628,312 and outstanding 2,157,196 shares at September 27, 2003.
Issued 3,639,293 and outstanding 2,105,392 shares at September 28, 2002.	3,629	3,639
Additional paid-in capital	206,346	135,171
Retained earnings	265,706	223,019
Treasury shares	(39,262)	(40,006)
Accumulated other comprehensive loss	(29,068)	(36,591)

TOTAL SHAREHOLDERS’ EQUITY	424,148	300,006

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$991,580	$885,547

See accompanying Notes to Consolidated Financial Statements.

MOOG INC. Consolidated Statements of Shareholders’ Equity

Fiscal Years Ended

September 27,		September 28,	September 29,
(dollars in thousands except per share data)	2003	2002	2001

PREFERRED STOCK	$100	$100	$100

COMMON STOCK
Beginning of year	18,313	16,333	16,333
Sale of Class A Common Stock	2,013	1,980	–

End of year	20,326	18,313	16,333

ADDITIONAL PAID-IN CAPITAL
Beginning of year	135,171	97,430	97,195
Sale of Class A Common Stock, net of issuance costs	70,158	36,834	–
Issuance of treasury shares at more than cost	1,017	907	251
Cancellation of fractional shares in stock split	–	–	(16)

End of year	206,346	135,171	97,430

RETAINED EARNINGS
Beginning of year	223,019	185,428	157,497
Net earnings	42,695	37,599	27,938
Preferred dividends ($.09 per share in 2003, 2002 and 2001)	(8)	(8)	(7)

End of year	265,706	223,019	185,428

TREASURY SHARES, AT COST*
Beginning of year	(40,006)	(39,827)	(37,570)
Shares issued related to options (2003 - 61,800 Class A shares;
2002 - 112,500 Class A shares; 2001 - 52,950 Class A shares)	295	467	247
Shares purchased (2003 - 37,153 Class A shares;
2002 - 10,866 Class A shares and 13,979 Class B shares;
2001 - 20,193 Class A shares and 78,999 Class B shares)	(1,190)	(646)	(2,589)
Shares sold to Savings & Stock Ownership Plan (SSOP)
(2003 - 62,785 Class B shares; 2001 - 3,903 Class A shares)	1,639	–	85

End of year	(39,262)	(40,006)	(39,827)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	(36,591)	(23,636)	(11,001)
Other comprehensive income (loss)	7,523	(12,955)	(12,635)

End of year	(29,068)	(36,591)	(23,636)

TOTAL SHAREHOLDERS’ EQUITY	$424,148	$300,006	$235,828

COMPREHENSIVE INCOME
Net earnings	$42,695	$37,599	$27,938
Other comprehensive income (loss):
Foreign currency translation adjustment	13,150	5,469	(1,784)
Minimum pension liability adjustment	(5,288)	(20,557)	(8,061)
Accumulated loss on derivatives adjustment	(339)	2,133	(2,790)

COMPREHENSIVE INCOME	$50,218	$24,644	$15,303

*

Class A Common Stock in treasury: 1,610,998 shares at September 27, 2003; 1,635,645 shares at September 28, 2002; 1,737,279 shares at September 29, 2001. Class B Common Stock in treasury: 1,471,116 shares at September 27, 2003; 1,533,901 shares at September 28, 2002; 1,519,922 shares at September 29, 2001. Preferred Stock in treasury: 16,229 shares at September 27, 2003, September 28, 2002 and September 29, 2001.

See accompanying Notes to Consolidated Financial Statements.

MOOG INC. Consolidated Statements of Cash Flows

		Fiscal Years Ended

September 27,		September 28,	September 29,
(dollars in thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$42,695	$37,599	$27,938
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	27,098	23,214	22,577
Amortization	2,437	2,383	9,116
Provisions for non-cash losses on contracts, inventories and receivables	26,107	21,083	14,659
Deferred income taxes	15,515	3,590	100
Other	556	1,065	1,380
Change in assets and liabilities providing (using) cash, excluding the effects of acquisitions:

Receivables	(16,334)	2,843	(17,729)
Inventories	(8,674)	(8,216)	(11,077)
Other assets	(897)	1,904	(4,880)
Accounts payable and accrued liabilities	(12,732)	(26,877)	4,492
Other liabilities	(14,537)	(1,131)	8,358
Customer advances	15,340	1,348	(1,675)

NET CASH PROVIDED BY OPERATING ACTIVITIES	76,574	58,805	53,259

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(27,713)	(27,280)	(26,955)
Acquisitions of businesses, net of cash acquired	–	(5,105)	(25,977)
Acquisition of minority interest	–	–	(1,354)
Other	61	(581)	53

NET CASH USED IN INVESTING ACTIVITIES	(27,652)	(32,966)	(54,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	(5,215)	(5,787)	461
Proceeds from revolving lines of credit	141,700	90,000	150,000
Payments on revolving lines of credit	(99,700)	(133,000)	(161,000)
Proceeds from issuance of long-term debt	35,437	9,611	39,523
Payments on long-term debt other than senior subordinated notes	(14,704)	(25,047)	(24,724)
Payments on senior subordinated notes	(120,000)	–	–
Net proceeds from sale of Class A Common Stock	72,171	38,814	–
Purchase of outstanding shares for treasury	(1,190)	(646)	(2,589)
Proceeds from sale of treasury stock	2,951	1,374	583
Other	(8)	(9)	(22)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	11,442	(24,690)	2,232

Effect of exchange rate changes on cash and cash equivalents	1,175	530	(812)

INCREASE IN CASH AND CASH EQUIVALENTS	61,539	1,679	446
Cash and cash equivalents at beginning of year	15,952	14,273	13,827

Cash and cash equivalents at end of year	$77,491	$15,952	$14,273

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$22,028	$26,412	$32,030
Income taxes, net of refunds	2,864	19,958	11,932
Non-cash investing and financing activities:
Equipment acquired under capital leases	$426	$–	$–
Acquisitions of businesses:
Fair value of assets acquired	$–	$21,006	$41,534
Net cash paid	–	(5,105)	(25,977)

Liabilities assumed	$–	$15,901	$15,557

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements (dollars in thousands except per share data)

Note 1 - Summary of Significant Accounting Policies

    Consolidation: The consolidated financial statements include the accounts of Moog Inc. and all of its U.S. and foreign subsidiaries (the Company). All intercompany balances and transactions have been eliminated in consolidation.

    Fiscal Year: The Company’s fiscal year ends on the last Saturday in September. The consolidated financial statements include 52 weeks for each of the years ended September 27, 2003, September 28, 2002 and September 29, 2001.

    Revenue Recognition: Revenue under long-term contracts, representing 41% of fiscal 2003 sales, are accounted for by the percentage of completion (cost-to-cost) method of accounting. Under this method, revenue is recognized as the work progresses toward completion as determined by the ratio of costs incurred to date compared to estimated costs at completion, multiplied by the total estimated contract revenue. For contracts with anticipated losses at completion, a provision is recorded when the loss becomes known. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. Amounts representing contract claims or change orders are included in the estimate of contract values only when they can be reliably estimated and realization is considered probable.

    The remainder of the Company’s revenue is recognized when the risks and rewards of ownership and title to the product have transferred to the customer, principally as units are shipped. These sales are primarily associated with the Company’s industrial and after-market products or services.

    Operating Cycle: Consistent with industry practice, aerospace related inventories, unbilled recoverable costs and profits on long-term contract receivables, customer advances and contract loss reserves include amounts relating to contracts having long production and procurement cycles, portions of which are not expected to be realized or settled within one year.

    Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

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

    Goodwill and Acquired Intangible Assets: On October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 141, “Business Combinations.” The Company ceased amortizing goodwill on that date. No reclassification of identifiable intangible assets apart from goodwill was necessary as of a result of the adoption of these standards. Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over periods up to 40 years. The Company tests goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value.

    Acquired identifiable intangible assets primarily consist of customer-related intangible assets, including non-compete agreements, and technology-related intangible assets. Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. There are no identifiable intangible assets with indefinite lives at September 27, 2003.

    Impairment of Long-Lived Assets: Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows.

    Product Warranties: In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. Changes in the warranty accrual are as follows:

2003

Warranty accrual at beginning of year	$1,337
Additions charged to expense	3,447
Reductions	(2,659)
Foreign currency translation	167

Warranty accrual at end of year	$2,292

    Foreign Currency Translation: Foreign subsidiaries’ assets and liabilities are translated using rates of exchange as of the balance sheet date and the statements of earnings are translated at the average rates of exchange for the year.

    Financial Instruments: The Company’s financial instruments consist primarily of cash and cash equivalents, notes payable, long-term debt and interest rate swaps. The carrying values for the Company’s financial instruments approximate fair value. The Company does not hold or issue financial instruments for trading purposes.

    The Company carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments is generally limited to cash flow hedges of certain interest rate risks.

    Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2003	2002	2001

Basic weighted-average shares outstanding	15,256,912	14,809,846	13,095,770
Dilutive effect of:
Stock options	225,725	212,962	143,559
Convertible preferred stock	10,788	10,788	10,788

Diluted weighted-average shares outstanding	15,493,425	15,033,596	13,250,117

    Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

    On September 16, 2003, the Company completed the sale of 2,012,500 shares of Class A Common Stock. On November 20, 2001, the Company completed the sale of 1,980,000 shares of Class A Common Stock.

    On September 21, 2001, the Company distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% stock distribution, to shareholders of record as of September 7, 2001. Share and per share amounts have been restated accordingly.

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

	2003	2002	2001

Net earnings, as reported	$42,695	$37,599	$27,938
Less stock-based employee
compensation expense determined
under fair value method	(1,448)	(1,284)	(856)

Net earnings, pro forma	$41,247	$36,315	$27,082

Earnings per share:
Basic, as reported	$2.80	$2.54	$2.13
Basic, pro forma	$2.70	$2.45	$2.07
Diluted, as reported	$2.76	$2.50	$2.11
Diluted, pro forma	$2.66	$2.42	$2.04

    The weighted-average fair value of options granted during 2003, 2002 and 2001 was $13.09, $10.34 and $8.46 per option, respectively. Fair value was estimated at the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: risk-free interest rates of 3.9%, 4.3% and 5.8% for 2003, 2002 and 2001, respectively, expected volatility of 36% for 2003 and 2002 and 33% for 2001, expected life of 7.1 years, 5.8 years and 7.5 years for 2003, 2002 and 2001, respectively, and expected dividend yield of 0%.

    Accounting Standards Not Yet Adopted: In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation of variable interest entities (VIEs). VIEs are entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. Companies must apply the provisions of FIN 46 prospectively for all VIEs created after January 31, 2003 and must apply the provisions of FIN 46 in reporting periods ending after December 15, 2003 for all VIEs created before February 1, 2003. The Company is evaluating the effect that this standard will have on its results of operations and financial condition.

Note 2 - Acquisitions

    All of the Company’s acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.

    On March 29, 2002, the Company acquired 81% of the stock of Tokyo Precision Instruments Co. Ltd. (TSS) from the Mitsubishi Electric Corporation and other shareholders for approximately $600 in cash. TSS’s balance sheet, which is consolidated in the Company’s financial statements, included approximately $4,100 of net funded debt and $1,600 of cash, as of March 29, 2002. As of September 28, 2002 and September 27, 2003, the Company had acquired 98.8% of TSS for approximately $800 in cash. TSS is a manufacturer of high-performance industrial servo-valves, hydraulic systems and pneumatic components with annual sales of approximately $6,000. Goodwill resulting from this acquisition was approximately $2,400 and other intangible assets were approximately $1,000.

    On October 25, 2001, the Company purchased the net assets of the satellite and space product lines of the Electro Systems Division of Tecstar, Inc. for approximately $7,900 in cash. The acquired business of Tecstar’s Electro Systems Division is a manufacturer of electromechanical equipment for spacecraft with annual sales of approximately $6,000. Goodwill resulting from this acquisition was approximately $5,700 and other intangible assets were approximately $1,400.

    On June 8, 2001, the Company purchased the net assets of the space valve business of PerkinElmer Fluid Sciences, a division of PerkinElmer, Inc., for $6,000 in cash. This business is a designer and manufacturer of solenoid and pressure-operated valves for satellites, launch vehicles and manned space flight applications with annual sales of approximately $3,000. Goodwill resulting from this acquisition was approximately $5,200 and other intangible assets were approximately $600.

    On February 1, 2001, the Company acquired the net assets of the radial piston pump business of Robert Bosch GmbH, including $1,500 of unfunded pension liabilities, for approximately $5,600 in cash. This business is a designer and manufacturer of hydraulic pumps used for a variety of industrial applications, in particular, injection molding machinery, with annual sales of approximately $20,000. Goodwill resulting from this acquisition was approximately $1,900.

    On January 19, 2001, the Company acquired the stock of Whitton Technology Limited in the U.K. and the industrial gas turbine assets of Whitton Technology Inc. in the U.S. for approximately $6,100 in cash and $900 in notes payable. Whitton is a designer and manufacturer of pumps and specialty products for producers of industrial power generating equipment with annual sales of approximately $7,000. Goodwill resulting from this acquisition was approximately $4,000 and other intangible assets were approximately $600.

    On November 15, 2000, the Company purchased the remaining 25% minority interest of Hydrolux Sarl, a Luxembourg manufacturer and designer of hydraulic power control systems for industrial machinery, and Moog-Hydrolux Hydraulic Systems, Inc. (Moog-Hydrolux) with combined annual sales of approximately $14,000 for approximately $1,400 in cash. On October 30, 1998, the Company acquired a 75% shareholding in Hydrolux Sarl and Moog-Hydrolux for $8,200 in cash, plus the assumption of $6,400 in debt. Goodwill resulting from this acquisition was approximately $3,300.

    On October 31, 2000, the Company purchased the net assets of the Vickers Electrics Division, an Italian manufacturer of high-performance electric drives with annual sales of approximately $17,000 from Aeroquip-Vickers S.p.A., an Eaton Corporation subsidiary, for approximately $10,300 cash. Goodwill resulting from this acquisition was approximately $1,500 and other intangible assets were approximately $200.

    On September 30, 2003, the beginning of the Company’s fiscal year 2004, the Company acquired the assets of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, for approximately $158,000 in cash. Poly-Scientific is a manufacturer of motion control and data transmission devices and its principal products are electrical and fiber optic slip rings, brushless D.C. motors and electromechanical actuators with annual sales of approximately $132,000.

Note 3 - Receivables
Receivables consist of:

	September 27, 2003	September 28, 2002

Accounts receivable	$91,808	$84,428
Long-term contract receivables:
Amounts billed	40,238	43,171
Unbilled recoverable costs and profits	121,568	110,906

Total long-term contract receivables	161,806	154,077
Other	11,458	4,521

Total receivables	265,072	243,026
Less allowance for doubtful accounts	(2,978)	(3,390)

Receivables	$262,094	$239,636

    Long-term contract receivables are primarily associated with the U.S. Government and its prime- and sub-contractors and major commercial aircraft and satellite manufacturers. Unbilled recoverable costs and profits on long-term contracts include $22,178 related to a business jet program and are expected to be collected as milestones are achieved and production deliveries are made and accepted, which will likely extend into 2006. Substantially all other unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.

    Concentrations of credit risk on receivables are limited to those from significant customers that are believed to be financially sound. Receivables from Boeing were $49,860 at September 27, 2003 and $48,912 at September 28, 2002. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

Note 4 - Inventories
Inventories, net of reserves, consist of:

	September 27, 2003	September 28, 2002

Raw materials and purchased parts	$53,163	$53,355
Work in process	82,537	79,494
Finished goods	34,878	29,542

Inventories	$170,578	$162,391

Note 5 - Property, Plant and Equipment
Property, plant and equipment consists of:

	September 27, 2003	September 28, 2002

Land	$12,756	$11,988
Buildings and improvements	151,320	140,207
Machinery and equipment	321,717	298,544

Property, plant and equipment, at cost	485,793	450,739
Less accumulated depreciation and amortization	(277,624)	(248,085)

Property, plant and equipment	$208,169	$202,654

Assets under capital leases included in property, plant and equipment are summarized as follows:

	September 27, 2003	September 28, 2002

Assets under capital leases, at cost	$3,536	$3,358
Less accumulated amortization	(1,833)	(1,713)

Net assets under capital leases	$1,703	$1,645

Note 6 - Goodwill and Intangible Assets

    The Company adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2001. The following table presents consolidated net earnings adjusted as though the adoption of SFAS No. 142 occurred on October 1, 2000.

	2003	2002	2001
Reported net earnings	$42,695	$37,599	$27,938
Goodwill amortization add-back	–	–	4,497

Adjusted net earnings	$42,695	$37,599	$32,435

Reported net earnings per share - basic	$2.80	$2.54	$2.13
Goodwill amortization add-back	–	–	.35

Adjusted net earnings per share - basic	$2.80	$2.54	$2.48

Reported net earnings per share - diluted	$2.76	$2.50	$2.11
Goodwill amortization add-back	–	–	.34

Adjusted net earnings per share - diluted	$2.76	$2.50	$2.45

The changes in the carrying amount of goodwill for the fiscal years ended September 27, 2003 and September 28, 2002 are as follows:

	Aircraft	Space	Industrial Controls
	Controls	Controls		Total

Balance at September 29, 2001	$102,817	$30,930	$49,721	$183,468
Acquisitions	–	5,734	2,465	8,199
Foreign currency translation	–	–	1,188	1,188

Balance at September 28, 2002	102,817	36,664	53,374	192,855

Foreign currency translation	–	–	2,082	2,082

Balance at September 27, 2003	$102,817	$36,664	$55,456	$194,937

    The weighted-average amortization period is nine years for non-compete agreements as well as for other acquired intangible assets. Other acquired intangible assets consist primarily of technology-based and customer-related intangible assets. Amortization of acquired intangible assets was $953 in 2003 and $885 in 2002. Based on acquired intangible assets recorded at September 27, 2003, amortization is estimated to be $927 in 2004, $900 in 2005, $733 in 2006, $446 in 2007 and $393 in 2008. The components of acquired intangible assets are as follows:

	September 27, 2003		September 28, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-compete agreements	$6,091	$(3,324)	$6,011	$(2,577)
Other acquired intangible assets	2,065	(492)	1,980	(230)

Acquired intangible assets	$8,156	$(3,816)	$7,991	$(2,807)

Note 7 - Severance and Restructuring Costs

    In connection with the March 2002 acquisition of TSS, the Company initially established a $1,412 reserve on the opening balance sheet for severance costs associated with expected involuntary termination of employees. During 2002, payments were made, reducing the balance to $1,212 at September 28, 2002. During the first quarter of 2003, the entire remaining balance was paid.

    During the second quarter of 2003, the Company initiated a reduction in force of 61 employees in the U.S. and established a reserve for one-time termination benefits of $648. The charge was primarily to cost of sales in Space Controls. Substantially all of the balance was paid during 2003.

Note 8 - Indebtedness
Long-term debt consists of:

September 27, 2003		September 28, 2002

Credit facility:
– revolving credit facility	$175,000	$133,000
– term loan	67,500	45,000
International and other U.S. term loan agreements	3,925	4,042
Obligations under capital leases	95	354

Senior debt	246,520	182,396
10% senior subordinated notes	–	120,000

Total long-term debt	246,520	302,396
Less current installments	(15,607)	(17,110)

Long-term debt	$230,913	$285,286

    On March 3, 2003, the Company increased its revolving and term loan credit facility to $390,000. The term loan portion of the credit facility, which had a balance of $41,250 at December 31, 2002, was increased to $75,000 with the difference reducing the outstanding balance on the revolving portion of the facility to $90,000. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which increased 25 basis points and is currently 175 basis points. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3,750. The credit facility is secured by substantially all of the Company’s U.S. assets. The credit facility agreement contains various covenants which, among others, specify minimum net worth, interest coverage and fixed charge coverage and limit leverage, capital expenditures and payment of cash dividends on common stock.

    In addition to its credit facility, the Company has short-term lines of credit with various banks throughout the world. The short-term lines of credit are principally demand lines and subject to revision by the banks. Commitment fees are charged on some of these arrangements and on the credit facility based on a percentage of the unused amounts available and are not material.

    On May 1, 2003, the Company completed the early redemption of the $120,000 10% senior subordinated notes at par. The redemption was financed by using the unused portion of the credit facility with interest at LIBOR plus 175 basis points. In 2003, the Company recognized $1,171 in other expenses related to the write off of deferred debt issuance costs associated with the senior subordinated notes.

    At September 27, 2003, the Company had $241,693 of unused borrowing capacity, including $137,970 from the credit facility and $80,000 from an unused bridge loan facility that allows for a one-time draw to finance the Poly-Scientific acquisition. The Company’s $77,491 of cash at September 27, 2003 was unusually large as most of the $72,171 of proceeds from the sale of Class A Common Stock on September 16, 2003 remained in cash until the acquisition of Poly-Scientific on September 30, 2003. The $158,000 purchase price of Poly-Scientific was paid on September 30, 2003 by increasing borrowings on the credit facility by $80,000, using cash of $57,000 and by borrowing $21,000 on the bridge loan. After the acquisition, the Company’s borrowing capacity was reduced to $81,693. The borrowing capacity considers $2,030 of outstanding letters of credit at September 27, 2003.

    International and other U.S. term loan agreements of $3,925 at September 27, 2003 consist of financing provided by various banks to certain foreign subsidiaries. These term loans are being repaid through 2012 and carry interest rates ranging from 1.4% to 8.0%.

    Maturities of long-term debt are $15,607 in 2004, $15,361 in 2005, $16,580 in 2006, $15,249 in 2007, $182,702 in 2008 and $1,021 thereafter.

    At September 27, 2003, the Company had pledged assets with a net book value of $526,474 as security for long-term debt.

    At September 27, 2003, the Company had $9,255 of notes payable to banks at an average interest rate of 2.5%. During 2003, notes payable to banks outstanding averaged $12,973 with an average interest rate of 3.6%.

Note 9 - Derivative Financial Instruments

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

    Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Loss (AOCL). These deferred gains and losses are amortized into interest expense during the periods in which the related interest payments on the variable-rate debt affect earnings. However, to the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.

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

    The fair value of derivatives at September 27, 2003 was a net $1,956 liability, most of which is included in other accrued liabilities and other long-term liabilities. The fair value of derivatives at September 28, 2002 was a net $1,309 liability, most of which is included in other accrued liabilities.

    Of the $996 accumulated loss on derivatives reported in AOCL at September 27, 2003, $590 of net losses are expected to be reclassified to earnings in the next twelve months as settlements occur. Ineffectiveness was not material in 2003, 2002 or 2001.

Note 10 - Employee Benefit Plans

    The Company maintains defined benefit plans in six countries covering substantially all employees. The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans for 2003 and 2002 are as follows:

	U.S. Plans		Non-U.S. Plans
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$218,718	$203,405	$45,650	$37,665
Service cost	8,327	8,313	1,686	1,492
Interest cost	15,063	13,997	2,630	2,235
Contributions by plan participants	–	–	219	189
Actuarial losses, primarily discount rate changes in 2003	14,737	225	3,729	2,367
Foreign currency exchange impact	–	–	5,831	2,458
Benefits paid from plan assets	(8,341)	(7,117)	(431)	(342)
Benefits paid by Company	(95)	(105)	(692)	(414)
Plan amendments	2,557	–	–	–

Projected benefit obligation at end of year	$250,966	$218,718	$58,622	$45,650

Change in plan assets:
Fair value of assets at beginning of year	$134,445	$148,188	$15,490	$14,756
Actual return on plan assets	16,601	(12,626)	1,438	(1,590)
Employer contributions	29,500	6,000	1,978	1,466
Contributions by plan participants	–	–	219	189
Benefits paid	(8,341)	(7,117)	(431)	(342)
Foreign currency exchange impact	–	–	1,538	1,011

Fair value of assets at end of year	$172,205	$134,445	$20,232	$15,490

Funded status	$(78,761)	$(84,273)	$(38,390)	$(30,160)
Unrecognized net actuarial losses	69,883	56,857	10,129	7,529
Unrecognized prior service cost	5,787	4,634	384	337
Unrecognized transition asset	–	–	99	241

Net amount recognized	$(3,091)	$(22,782)	$(27,778)	$(22,053)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$6,500	$2,000	$1,335	$1,077
Accrued pension liability	(62,636)	(67,972)	(36,183)	(30,139)
Intangible asset	5,787	4,634	300	223
Accumulated other comprehensive loss, before taxes	47,258	38,556	6,770	6,786

Net amount recognized	$(3,091)	$(22,782)	$(27,778)	$(22,053)

    The following table provides aggregate information for pension plans with projected benefit obligations or accumulated benefit obligations in excess of plan assets:

	September 27, 2003	September 28, 2002

Projected benefit obligation	$305,702	$262,194
Accumulated benefit obligation	277,595	239,120
Fair value of plan assets	181,867	146,743

    A U.S. Plan was amended to adjust the determination of compensation, as reflected in the 2003 change in projected benefit obligation.

    Plan assets at September 27, 2003 consist primarily of publicly traded stocks, bonds, mutual funds, and $20,103 in Company stock based on quoted market prices. The Company's funding policy is to contribute at least the amount required by law in the respective countries. The principal actuarial assumptions weighted for all defined benefit plans are:

		U.S. Plans			Non-U.S. Plans
	2003		2002	2003		2002

Discount rate	6.5%		6.9%	5.3%		5.4%
Return on assets	8.5%		9.5%	5.5%		6.4%
Rate of compensation increase	3.3%		3.8%	3.7%		3.4%

    In addition, the Company maintains various defined contribution plans. Pension expense for all plans for 2003, 2002 and 2001 is as follows:

		U.S. Plans			Non-U.S. Plans

	2003	2002	2001	2003	2002	2001

Service cost	$8,327	$8,313	$7,294	$1,686	$1,492	$1,344
Interest cost	15,063	13,997	13,136	2,630	2,235	1,966
Expected return on plan assets	(15,121)	(15,820)	(14,973)	(894)	(991)	(781)
Amortization of prior service cost	1,076	794	794	20	15	7
Amortization of transition (asset) obligation	–	(199)	(305)	174	147	142
Amortization of actuarial loss (gain)	231	230	47	766	232	(485)

Pension expense for defined benefit plans	9,576	7,315	5,993	4,382	3,130	2,193
Pension expense for defined contribution plans	616	606	587	1,006	931	716

Total pension expense	$10,192	$7,921	$6,580	$5,388	$4,061	$2,909

    Employee and management profit sharing reflects a discretionary payment based on the financial performance of the Company. Profit share expense was $6,600, $6,350 and $5,300 in 2003, 2002 and 2001, respectively.

    The Company has a Savings and Stock Ownership Plan (SSOP) which includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the SSOP can acquire Company stock at market value, with the Company providing a 25% share match. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 27, 2003, the participants in the SSOP owned 646,804 Class A shares and 758,817 Class B shares.The Company provides postretirement health care benefits to certain domestic retirees. The changes in the accumulated benefit obligation of this unfunded plan for 2003 and 2002 are shown below. There are no plan assets. The transition obligation is being recognized over 20 years through 2014.

	September 27, 2003	September 28, 2002

Change in Accumulated Postretirement Benefit
Obligation (APBO):
APBO at beginning of year	$15,559	$16,159
Service cost	212	210
Interest cost	1,028	1,087
Contributions by plan participants	900	701
Benefits paid	(2,147)	(1,728)
Actuarial losses (gains)	1,455	(870)

APBO at end of year	$17,007	$15,559

Funded status	$(17,007)	$(15,559)
Unrecognized transition obligation	3,943	4,338
Unrecognized prior service cost	1,935	2,221
Unrecognized losses	4,850	3,560

Accrued postretirement benefit liability	$(6,279)	$(5,440)

    The cost of the postretirement benefit plan is as follows:

	2003	2002	2001

Service cost	$212	$210	$195
Interest cost	1,028	1,087	1,019
Amortization of transition obligation	394	394	394
Amortization of prior service cost	286	286	286
Amortization of actuarial loss	165	244	115

Net periodic postretirement benefit cost	$2,085	$2,221	$2,009

    The assumed discount rate used in the accounting for the post-retirement benefit plan was 6.5% in 2003 and 6.9% in 2002.

    For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004, gradually decreasing to 5% for 2010 and years thereafter. A one percentage point increase in this rate would increase the accumulated postretirement benefit obligation at September 27, 2003 by $481, while a one percentage point decrease in this rate would decrease the accumulated postretirement benefit obligation by $437.

Note 11 - Income Taxes

    The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2003	2002	2001

Earnings before income taxes:
Domestic	$38,164	$41,649	$24,014
Foreign	20,493	11,662	18,485
Eliminations	(408)	(321)	(486)

Total	$58,249	$52,990	$42,013

Computed expected tax expense	$20,387	$18,547	$14,704
Increase (decrease) in income taxes
resulting from:
Foreign tax rates	(2,721)	(1,326)	322
Nontaxable export sales	(3,308)	(4,228)	(1,700)
State taxes, net of federal benefit	(252)	763	422
Change in foreign statutory tax rates	–	889	–
Foreign tax credits	–	(1,069)	(722)
Change in valuation allowance
for deferred taxes	1,013	1,254	748
Other	435	561	301

Income taxes	$15,554	$15,391	$14,075

Effective income tax rate	26.7%	29.0%	33.5%

    At September 27, 2003, certain foreign subsidiaries had net operating loss carryforwards totaling $16,341. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries. The increase in the valuation allowance relates to net operating losses in Luxembourg and reflects recent operating performance and future financial projections, tax planning strategies and the allowable tax carry forward period.

    No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($95,294 at September 27, 2003) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the Company.

    The components of income taxes are as follows:

	2003	2002	2001

Current:
Federal	$(1,746)	$8,612	$5,898
Foreign	1,585	2,256	7,497
State	200	933	580

Total current	39	11,801	13,975

Deferred:
Federal	12,387	1,796	514
Foreign	3,716	1,553	(483)
State	(588)	241	69

Total deferred	15,515	3,590	100

Total income taxes	$15,554	$15,391	$14,075

    In 2003, the lower level of current and higher level of deferred income taxes primarily relates to significant deductions for pension contributions and accelerated depreciation.

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

September 27, 2003		September 28, 2002

Deferred tax assets:
Benefit accruals	$39,960	$38,069
Contract loss reserves not currently deductible	4,791	4,889
Tax benefit carryforwards	7,024	7,506
Inventory	10,498	8,667
Other accrued expenses	3,750	2,269

Total gross deferred tax assets	66,023	61,400
Less: valuation allowance	(3,701)	(2,443)

Net deferred tax assets	62,322	58,957

Deferred tax liabilities:
Differences in bases and depreciation
of property, plant and equipment	47,214	41,731
Pension	9,263	–
Other	1,020	443

Total gross deferred tax liabilities	57,497	42,174

Net deferred tax assets	$4,825	$16,783

Net deferred tax assets are included in the balance sheet as follows:

September 27, 2003		September 28, 2002

Current assets	$29,960	$29,569
Other assets	7,004	6,284
Other accrued liabilities	(186)	(274)
Long-term liabilities	(31,953)	(18,796)

Net deferred tax assets	$4,825	$16,783

Note 12 - Shareholders’ Equity

    Class A and Class B Common Stock share equally in the earnings of the Company, and are identical with certain exceptions. Other than on matters relating to the election of directors or as required by law, where the holder of Class A and Class B shares vote as separate classes, Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 10,981 in 2003, 53,050 in 2002 and 0 in 2001.

Class A shares reserved for issuance at September 27, 2003 are as follows:

Shares

Conversion of Class B to Class A shares	2,157,196
2003 Stock Option Plan	600,000
1998 Stock Option Plan	799,500
Conversion of Series B Preferred Stock to Class A shares	10,788

Class A shares reserved for issuance	3,567,484

    On September 16, 2003, the Company completed the offering and sale of 2,012,500 shares of Class A Common Stock at a price of $38 per share. The Company used the net proceeds of $72,171 to pay a portion of the purchase price of the Company’s September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems Inc., a subsidiary of Northrop Grumman Corporation.

    On November 20, 2001, the Company completed the offering and sale of 1,980,000 shares of Class A Common Stock at a price of $21 per share. The Company used the net proceeds of $38,814 to repay outstanding debt.

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

    The Company is authorized to issue up to 10,000,000 shares of preferred stock. Series B Preferred Stock is 9% Cumulative, Convertible, Exchangeable Preferred Stock with a $1.00 par value. Series B Preferred Stock consists of 100,000 issued shares and 83,771 outstanding shares at September 27, 2003, and is convertible into Class A Common Stock (.128775 shares of Class A Common Stock per share of Series B Preferred Stock). The Series B Preferred Stock is owned by officers of the Company. With respect to any matters on which the Series B Preferred Stock is entitled to vote, all shares will be voted in a manner determined by a majority of such shares. The Series B Preferred Stock is entitled to vote as a class on certain takeover transactions. The Series B Preferred Stock has a liquidation preference over Class A and Class B Common Stock equal to $1.00 per share. The Board of Directors may authorize, without further shareholder action, the issuance of additional preferred stock which ranks senior to both classes of Common Stock of the Company with respect to the payment of dividends and the distribution of assets on liquidation. The preferred stock, when issued, would have such designations relative to voting and conversion rights, preferences, privileges and limitations as determined by the Board of Directors. Any outstanding shares of Series B Preferred Stock on January 1, 2004 will automatically exchange into Class A Common Stock using the conversion ratio.

Note 13 - Stock Options

    The Company has stock option plans that authorize the issuance of options for shares of Class A Common Stock to directors, officers and key employees. The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 600,000 shares of Class A Common Stock. No options have been granted under the 2003 Plan. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 900,000 shares of Class A Common Stock. Under the terms of the plans, options may be either incentive or non-qualified. All options issued as of September 27, 2003 were incentive options. The exercise price, determined by a committee of Board of Directors, may not be less than the fair market value of the Class A Common Stock on the grant date. Options become exercisable over periods not exceeding ten years.

    Shares under options are as follows:

	Class A	Weighted Average
	Stock Option Plans	Exercise Price
Outstanding at September 30, 2000	546,000	$16.55
Granted in 2001	87,000	17.08
Cancelled or expired in 2001	(9,750)	21.83
Exercised in 2001	(52,950)	9.22

Outstanding at September 29, 2001	570,300	17.23
Granted in 2002	149,888	25.04
Exercised in 2002	(112,500)	12.21

Outstanding at September 28, 2002	607,688	20.08
Granted in 2003	184,500	28.61
Exercised in 2003	(61,800)	13.36

Outstanding at September 27, 2003	730,388	$22.81

    The exercise price of options outstanding under the 1998 Plan ranged from $15.92 to $34.29, with a weighted-average exercise price of $22.81. Options to purchase 266,077 Class A shares under the 1998 Plan were exercisable at September 27, 2003 at a weighted-average price of $22.06. At September 27, 2003, the weighted-average remaining life of Class A options under the 1998 Plan was 7.0 years.

Note 14 - Other Comprehensive Income (Loss)

    Other comprehensive income (loss), net of tax, consists of:

	2003	2002	2001
Foreign currency translation adjustment	$13,150	$5,469	$(1,784)

Minimum pension liability adjustment,
net of taxes of $(3,399) in 2003,
$(12,113) in 2002 and $(4,611) in 2001	(5,288)	(20,557)	(8,061)

Accumulated loss on derivatives adjustment:
Cumulative effect of adopting SFAS No. 133,
net of taxes of $216 in 2001	–	–	351
Net decrease in fair value of derivatives,
net of taxes of $(1,035) in 2003,
$(479) in 2002 and $(2,043) in 2001	(1,664)	(635)	(3,388)
Net reclassification from accumulated
other comprehensive loss into earnings,
net of taxes of $834 in 2003,
$1,740 in 2002, and $153 in 2001	1,325	2,768	247

Accumulated loss on derivatives adjustment	(339)	2,133	(2,790)

Other comprehensive income (loss)	$7,523	$(12,955)	$(12,635)

    Accumulated other comprehensive income (loss), net of tax, consists of:

	September 27, 2003	September 28, 2002

Accumulated foreign currency translation	$5,834	$(7,316)
Accumulated minimum pension liability	(33,906)	(28,618)
Accumulated loss on derivatives	(996)	(657)

Accumulated other comprehensive income (loss)	$(29,068)	$(36,591)

Note 15 - Segments

    The Company’s reportable segments are Aircraft Controls, Space Controls and Industrial Controls. The determination of the Company’s reportable segments is based on the organizational structure of the Company and the markets it serves. Segment financial information is reviewed regularly by senior management in allocating resources and assessing performance.

    Aircraft Controls designs and manufactures technologically advanced flight and engine controls for manufacturers of military and commercial aircraft. Moog supplies flight controls for major, in-production military aircraft, including the U.S. Navy’s F/A-18E/F Super Hornet fighter aircraft, the V-22 Osprey tiltrotor aircraft and the F-15 Eagle. The Company is the contract lead for developing flight controls for the System Development and Demonstration phase of the F-35 Joint Strike Fighter program, teaming with Parker Hannifin, Hamilton Sundstrand and Curtiss-Wright. Lockheed Martin is the prime contractor on the F-35, the next generation fighter aircraft to be used by the U.S. Air Force, Navy and Marine Corps and the U.K. Royal Navy and Royal Air Force. The Company is a supplier to both commercial large body aircraft manufacturers, The Boeing Company and EADS, and business aircraft manufacturers including Raytheon Company and Bombardier Inc. Aftermarket sales, including repairs and spare parts, represented 35% of Aircraft Controls sales in 2003.

    Space Controls designs and manufactures controls and systems that control the flight, positioning or thrust of tactical and strategic missiles, launch vehicles, satellites and NASA’s Space Shuttle. Customers include Alliant Techsystems Inc., Lockheed Martin, Astrium Ltd., Raytheon and Boeing. Moog participates on tactical missile programs such as Maverick, VT-1, Hellfire and TOW, missile defense programs such as the Ground-Based Midcourse Defense program, or GMD, Minuteman, and the Atlas and Delta Evolved Expendable Launch Vehicles.

    Industrial Controls designs and manufactures hydraulic and electric controls used in a variety of industrial applications. Product applications include plastic injection and blow molding machines, steam and gas turbines, steel rolling mills, fatigue testing machines, motion simulators, metal forming and gun and turret positioning and ammunition-loading systems on combat vehicles.

    Sales to Boeing were $115,328, $103,122 and $128,032 in 2003, 2002 and 2001, respectively, including sales to the Boeing Commercial Airplane Group of $37,813, $59,610 and $71,940 in 2003, 2002, and 2001, respectively. Sales to Lockheed Martin were $79,156, $37,002 and $17,062 in 2003, 2002 and 2001, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing, were $288,687, $237,214 and $180,720 in 2003, 2002 and 2001, respectively. Sales to Boeing, Lockheed Martin and to the U.S. Government and its prime- or sub-contractors are made primarily from the Aircraft Controls and Space Controls segments.

    Segment information for the years ended 2003, 2002 and 2001 and reconciliations to consolidated amounts are as follows:

	2003	2002	2001

Net sales:
Aircraft Controls	$404,017	$359,299	$339,840
Space Controls	84,499	107,149	103,253
Industrial Controls	266,974	252,514	261,285

Net sales	$755,490	$718,962	$704,378

Operating profit and margins:
Aircraft Controls	$70,295	$65,403	$49,154
	17.4%	18.2%	14.5%
Space Controls	493	12,283	12,327
	0.6%	11.5%	11.9%
Industrial Controls	16,920	14,007	21,720
	6.3%	5.5%	8.3%

Total operating profit	87,708	91,693	83,201
	11.6%	12.8%	11.8%
Deductions from operating profit:
Interest expense	(17,122)	(26,242)	(32,054)
Corporate and other expenses, net	(12,337)	(12,461)	(9,134)

Earnings before income taxes	$58,249	$52,990	$42,013

Depreciation and amortization expense:
Aircraft Controls	$15,487	$13,627	$17,438
Space Controls	2,358	2,318	3,156
Industrial Controls	10,583	8,409	9,870

	28,428	24,354	30,464
Corporate	1,107	1,243	1,229

Total depreciation and amortization	$29,535	$25,597	$31,693

Identifiable assets:
Aircraft Controls	$467,467	$431,568	$426,277
Space Controls	121,656	140,136	130,712
Industrial Controls	327,805	294,910	278,288

	916,928	866,614	835,277
Corporate	74,652	18,933	21,264

Total assets	$991,580	$885,547	$856,541

Capital expenditures:
Aircraft Controls	$16,422	$15,296	$15,233
Space Controls	1,275	2,257	2,017
Industrial Controls	10,442	9,727	9,705

Total capital expenditures	$28,139	$27,280	$26,955

    Operating profit is net sales less cost of sales and other operating expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

    Operating profit and margins by segment are adjusted below for 2001 as though the adoption of SFAS No. 142 occurred on October 1, 2000 to conform with 2003 and 2002, which do not include goodwill amortization.

	2003	2002	2001
Operating profit and margins, as adjusted:
Aircraft Controls	$70,295	$65,403	$52,986
	17.4%	18.2%	15.6%
Space Controls	493	12,283	13,314
	0.6%	11.5%	12.9%
Industrial Controls	16,920	14,007	23,876
	6.3%	5.5%	9.1%

Total operating profit, as adjusted	87,708	91,693	90,176
	11.6%	12.8%	12.8%
Deductions from operating profit:
Interest expense	(17,122)	(26,242)	(32,054)
Corporate and other expenses, net	(12,337)	(12,461)	(9,134)

Earnings before income taxes, as adjusted	$58,249	$52,990	$48,988

Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2003	2002	2001
Net sales:
United States	$449,856	$433,619	$405,853
Germany	52,369	46,992	50,709
Japan	42,767	39,856	38,366
Italy	35,722	32,098	34,784
Other	174,776	166,397	174,666

Net sales	$755,490	$718,962	$704,378

Property, plant and equipment:
United States	$140,392	$144,947	$145,895
Philippines	19,347	17,075	15,889
Germany	15,740	10,648	7,558
Japan	10,928	10,449	11,217
Other	21,762	19,535	18,148

Total property, plant and equipment	$208,169	$202,654	$198,707

Note 16 - Commitments and Contingencies

    The Company is engaged in administrative proceedings with governmental agencies and legal proceedings with governmental agencies and other third parties in the normal course of its business, including litigation under Superfund laws, regarding environmental matters. The Company believes that adequate reserves have been established for its share of the estimated cost for all currently pending environmental administrative or legal proceedings and does not expect that these environmental matters will have a material adverse effect on the financial condition or results of operations of the Company.

    From time to time, the Company is named as a defendant in legal actions. The Company is not a party to any pending legal proceedings which management believes will result in a material adverse effect on the Company’s financial condition or results of operations.

    The Company leases certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $16,527 in 2003, $15,749 in 2002 and $13,467 in 2001. Future minimum rental payments required under noncancelable operating leases are $11,733 in 2004, $10,273 in 2005, $8,622 in 2006, $6,983 in 2007, $5,236 in 2008 and $14,519 thereafter.

    The Company is contingently liable for $2,030 of standby letters of credit issued by a bank to third parties on behalf of the Company at September 27, 2003. Purchase commitments outstanding at September 27, 2003 are $143,782, including $7,269 for property, plant and equipment.

Note 17 - Quarterly Data - Unaudited

Net Sales and Earnings

			Year Ended					Year Ended
		September 27, 2003						September 28, 2002
	1st	2nd	3rd	4th		1st	2nd	3rd	4th
	Qtr.	Qtr.	Qtr.	Qtr.	Total	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$179,683	$190,048	$192,924	$192,835	$755,490	$173,631	$182,152	$177,335	$185,844	$718,962
Gross profit	56,179	57,373	61,677	59,955	235,186	54,681	58,409	58,379	59,116	230,585
Net earnings	9,778	10,304	10,771	11,841	42,695	8,230	9,285	9,831	10,253	37,599
Per share data:
Basic	$.65	$.68	$.71	$.76	$2.80	$.59	$.62	$.65	$.68	$2.54
Diluted	$.64	$.67	$.70	$.75	$2.76	$.58	$.61	$.64	$.67	$2.50

Note: Quarterly amounts may not add to the total due to rounding.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors of Moog Inc.:

We have audited the accompanying consolidated balance sheet of Moog Inc. and subsidiaries as of September 27, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule for the fiscal year ended September 27, 2003 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moog Inc. and subsidiaries at September 27, 2003, and the consolidated results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the fiscal year ended September 27, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Buffalo, New York
November 4, 2003

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors of Moog Inc.:

We have audited the accompanying consolidated balance sheet of Moog Inc. and subsidiaries as of September 28, 2002, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the years ended September 28, 2002 and September 29, 2001. In connection with our audits of these consolidated financial statements, we also have audited the financial statement schedule for the fiscal years ended September 28, 2002 and September 29, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements or schedule of Moog GmbH, a wholly owned consolidated subsidiary of the Company. The financial statements of Moog GmbH, which we have not audited, reflect total assets constituting 9% of total consolidated assets as of September 28, 2002 and total net sales constituting 12% and 14% of total consolidated net sales for the years ended September 28, 2002 and September 29, 2001, respectively. Those statements and schedule were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Moog GmbH for the applicable fiscal years, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moog Inc. and subsidiaries as of September 28, 2002, and the results of their operations and their cash flows for the years ended September 28, 2002 and September 29, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for the years ended September 28, 2002 and September 29, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

November 6, 2002
Buffalo, New York

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    The Company filed a Form 8-K dated April 25, 2003 reporting a change in its certifying accountant to Ernst & Young LLP from KPMG LLP and PricewaterhouseCoopers GmbH.

Item 9A. Controls and Procedures.

    (a) Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    (b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information required herein with respect to directors of the Company and certain information required herein with respect to the executive officers of the Company is incorporated by reference to the December 2003 Proxy. Other information required herein is included in Item 1, Business, under “Executive Officers of the Registrant” on pages 28 and 29 of this report.

    The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics is available upon request without charge by contacting the Chief Financial Officer at (716) 652-2000.

Item 11. Executive Compensation.

    The information required herein is incorporated by reference to the December 2003 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The information required herein is incorporated by reference to the December 2003 Proxy.

Item 13. Certain Relationships and Related Transactions.

    The information required herein is incorporated by reference to the December 2003 Proxy.

Item 14. Principal Accountant Fees and Services.

    The information required herein is incorporated by reference to the “Audit Fees” section of the December 2003 Proxy.

PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)	Documents filed as part of this report:
1.	Index to Financial Statements. The following financial statements are included:
	(i)	Consolidated Statements of Earnings for the years ended September 27, 2003, September 28, 2002 and September 29, 2001.
	(ii)	Consolidated Balance Sheets as of September 27, 2003 and September 28, 2002.
	(iii)	Consolidated Statements of Shareholders’ Equity for the years ended September 27, 2003, September 28, 2002 and September 29, 2001.
	(iv)	Consolidated Statements of Cash Flows for the years ended September 27, 2003, September 28, 2002 and September 29, 2001.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Reports of Independent Auditors.
2.	Index to Financial Statement Schedules.
The following Financial Statement Schedule as of and for the years ended September 27, 2003, September 28, 2002 and September 29, 2001 is included in this Annual Report on Form 10-K:
  II. Valuation and Qualifying Accounts.
Schedules other than that listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

3.	Exhibits The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:
(2)	(i)	Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated June 15, 1994.
(ii)	Asset Purchase Agreement dated as of September 22, 1996 between Moog Inc., Moog Controls Inc., International Motion Control Inc., Enidine Holdings, L.P. and Enidine Holding Inc., incorporated by reference to exhibit 2.1 of the Company’s report on Form 8-K dated October 28, 1996.

	(iii)	Stock Purchase Agreement dated October 20, 1998 between Raytheon Aircraft Company and Moog Inc., incorporated by reference to exhibit 2(i) of the Company’s report on Form 8-K dated November 30, 1998.
(iv)	Asset Purchase and Sale Agreement by and between Litton Systems, Inc., and Moog Inc. dated as of August 14, 2003, incorporated by reference to exhibit 2.1 of the Company’s report on Form 8-K dated September 4, 2003.

(3)	(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to exhibit (3) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989.
	(ii)	By-laws of the Company, as amended, incorporated by reference to appendix B of the proxy statement filed under Schedule 14A on December 2, 2003.
(4)	Form of Indenture between Moog Inc. and Fleet National Bank, as Trustee, dated May 10, 1996 relating to the 10% Senior Subordinated Notes due 2006, incorporated by reference to exhibit (iv) to Form 8-K dated May 10, 1996.

(9)	(i)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of October 15, 1988 Report on Form 8-K dated November 30, 1988.
	(ii)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of November 1983 Report on Form 8-K dated December 9, 1983.
(10)	Material contracts.
(i)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

	(ii)	Incentive Stock Option Plan, incorporated by reference to exhibit 4(b) of the Registration Statement on Form S-8, File No. 33-36721, filed on September 7, 1990.
	(iii)	Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1989.
	(iv)	Indemnity Agreement, incorporated by reference to Annex A of the proxy statement filed under Schedule 14A on January 4, 1988.
(v)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers other than the Treasurer and Controller, incorporated by reference to exhibit 10(vii) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 25, 1999.

(vi)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978 - amended August 30, 1983; May 19, 1987; August 30, 1988, December 12, 1996 and November 11, 1999, and November 29, 2001, incorporated by reference to exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended December 31, 2002.

	(vii)	1998 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 3, 2003.
	(viii)	2003 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 9, 2003.
(ix)	Amended and Restated Loan Agreement among Certain Lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of March 3, 2003, incorporated by reference to exhibit 10.1 of the Company’s report on Form 10-Q for the quarter ended March 31, 2003.

(x)	Modification No. 1 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of August 6, 2003, incorporated by reference to exhibit 10.1 of the Company’s report on Form 8-K dated September 4, 2003.

(13)	2003 Annual Report to Shareholders. (Except for those portions which are expressly incorporated by reference into this Annual Report on Form 10-K, this exhibit is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.)

(21)	Subsidiaries of the Company. Subsidiaries of the Company are listed below:
	(i)	Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland
	(ii)	Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary
	(iii)	Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
		(a)	Moog de Argentina Srl, Incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.
	(iv)	Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines
	(v)	Moog Controls Hong Kong Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary
		(a)	Moog Motion Controls (Shanghai) Co., Ltd., Incorporated in China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.
	(vi)	Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary
	(vii)	Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
		(a)	Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.
		(b)	Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.
	(viii)	Moog Control System (Shanghai) Co. Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary
	(ix)	Moog Europe Holdings., S.L., Incorporated in Spain, wholly-owned subsidiary with a branch operation in Switzerland.
		(a)	Moog Holding GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Europe Holdings. S.L.
		(1)	Moog GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holding GmbH
		(1.a)	Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH
		(2)	Moog Hydrolux Sarl, Incorporated in Luxembourg, wholly-owned subsidiary of Moog Holding GmbH
	(x)	Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary

	(xi)	Moog IFSC Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
	(xii)	Moog Industrial Controls Corporation, Incorporated in New York, wholly-owned subsidiary
	(xiii)	Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary
	(xiv)	Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary
	(xv)	Moog Properties, Inc., Incorporated in New York, wholly-owned subsidiary
	(xvi)	Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH
	(xvii)	Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
(a) Moog Motion Controls Private Limited, Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.
(23)	(i)	Consent of Ernst & Young LLP. (Filed herewith)
(23)	(ii)	Consent of KPMG LLP. (Filed herewith)
(23)	(iii)	Consent and audit report of PricewaterhouseCoopers GmbH. (To be filed by amendment)
(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)
	(b)	Reports on Form 8-K:
(i) The Company furnished a report on Form 8-K dated July 30, 2003 reporting the issuance of a press release and conference call related to its financial results for the quarter ended June 30, 2003.
(ii) The Company filed a report on Form 8-K dated August 14, 2003 reporting an agreement to acquire the assets of the Poly-Scientific Division of Litton Industries, a subsidiary of Northrop Grumman.
(iii)	The Company filed a report on Form 8-K dated September 4, 2003 reporting additional information regarding the agreement to acquire the assets of the Poly-Scientific Division of Litton Industries, a subsidiary of Northrop Grumman.

(iv)	The Company furnished a report on Form 8-K dated September 8, 2003 presenting a reconciliation of the Company’s EBITDA (net earnings before income taxes, interest and depreciation and amortization) for the five fiscal years ended September 28, 2002 to net cash provided by operating activities calculated and presented in accordance with generally accepted accounting principles.

(v)	The Company filed a report on Form 8-K dated September 11, 2003 reporting the offer and sale of 1,750,000 shares of Class A common stock at a price of $38 per share and attaching exhibits related to such offering.

(vi) The Company filed a report on Form 8-K dated September 16, 2003 reporting the closing of the public offering and sale of 2,012,500 shares of Class A common stock at a price of $38 per share.
	MOOG INC.					Schedule II
Valuation and Qualifying Accounts - Fiscal Years 2001, 2002 and 2003
	(dollars in thousands)

Balance at beginning		Additions charged to costs and
					Foreign exchange impact	Balance at end

Description	of year	expenses	Deductions	Acquisitions	and other	of year

Fiscal year ended September 29, 2001:
Contract loss reserves	$20,916	$6,594	$12,250	$–	$1,403	$16,663
Allowance for doubtful accounts	2,256	1,584	502	–	(23)	3,315
Reserve for inventory valuation	17,927	6,481	4,382	–	116	20,142
Deferred tax valuation allowance	377	1,041	293	–	–	1,125

Fiscal year ended September 28, 2002:
Contract loss reserves	$16,663	$11,018	$14,727	$993	$(8)	$13,939
Allowance for doubtful accounts	3,315	1,090	1,335	–	320	3,390
Reserve for inventory valuation	20,142	8,975	2,440	–	839	27,516
Deferred tax valuation allowance	1,125	1,467	213	–	64	2,443

Fiscal year ended September 27, 2003:
Contract loss reserves	$13,939	$16,787	$14,595	$–	$16	$16,147
Allowance for doubtful accounts	3,390	1,669	2,357	–	276	2,978
Reserve for inventory valuation	27,516	7,651	1,509	–	936	34,594
Deferred tax valuation allowance	2,443	1,013	–	–	245	3,701

Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

Date: December 10, 2003

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

By	RICHARD A. AUBRECHT	By	BRIAN J. LIPKE
	Richard A. Aubrecht		Brian J. Lipke
	Director		Director

	JAMES L. GRAY	By	KRAIG H. KAYSER
	James L. Gray		Kraig H. Kayser
	Director		Director

	JOE C. GREEN	By	ROBERT H. MASKREY
	Joe C. Green		Robert H. Maskrey
	Director		Director

	JOHN D. HENDRICK	By	ALBERT F. MYERS
	John D. Hendrick		Albert F. Myers
	Director		Director

Exhibit Index

Exhibit                             Description

13                                    2003 Annual Report to Shareholders

23(i)                                Consent of Ernst & Young LLP

23(ii)                               Consent of KPMG LLP

23(iii)                              Consent and audit report of PricewaterhouseCoopers GmbH (To be filed by amendment)

31.1                                Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2                                Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1                                Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002