Form 10-K/A
MOOG INC
filed 2003-12-12
CIK 67887

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to Annual Report on Form 10-K to supply Exhibit 23(iii).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc. (Registrant)

Date: December 12, 2003	By	/s/ Donald R. Fishback
	Name:	Donald R. Fishback
	Title:	Controller

Exhibit Index

No.                             Description

23(iii)                          Consent and audit report of PricewaterhouseCoopers GmbH (filed herewith).