Form 10-Q
period 2004-02-12
MOOG INC
filed 2004-02-12
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X      No __

The number of shares outstanding of each class of common stock as of February 6, 2004 were:
Class A Common Stock, $1.00 par value	15,237,995 shares
Class B Common Stock, $1.00 par value	2,092,541 shares

MOOG INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOOG INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(dollars in thousands)

	December 31,	September 27,
	2003	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,171	$77,491
Receivables	280,556	262,094
Inventories	197,996	170,578
Other current assets	43,655	42,036
TOTAL CURRENT ASSETS	541,378	552,199

PROPERTY, PLANT AND EQUIPMENT, net of accumulated	251,423	208,169
depreciation of $290,393 and $277,624, respectively
GOODWILL, net	290,025	194,937
INTANGIBLE ASSETS, net	17,252	10,949
OTHER ASSETS	26,443	25,326
TOTAL ASSETS	$1,126,521	$991,580

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$1,970	$10,140
Current installments of long-term debt	17,465	15,607
Accounts payable	52,067	47,159
Accrued liabilities	103,539	98,952
Contract loss reserves	18,620	16,147
Customer advances	21,404	23,418
TOTAL CURRENT LIABILITIES	215,065	211,423

LONG-TERM SENIOR DEBT, excluding current installments	334,210	230,913
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	94,426	91,324
DEFERRED INCOME TAXES	33,922	31,953
OTHER LONG-TERM LIABILITIES	1,953	1,819
TOTAL LIABILITIES	679,576	567,432

SHAREHOLDERS' EQUITY
Preferred stock	100	100
Common stock	20,326	20,326
Other shareholders' equity	426,519	403,722
TOTAL SHAREHOLDERS' EQUITY	446,945	424,148
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,126,521	$991,580

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(Unaudited)

(dollars in thousands except per share data)

	Three Months Ended December 31,
	2003	2002

Net sales	$225,985	$179,683
Cost of sales	159,488	123,504
Gross profit	66,497	56,179

Research and development	6,768	7,426
Selling, general and administrative	37,731	29,557
Interest	3,185	5,374
Other	475	43

Earnings before income taxes	18,338	13,779

Income taxes	5,682	4,001

Net earnings	$12,656	$9,778

Net earnings per share
Basic	$.73	$.65
Diluted	$.72	$.64

Average common shares outstanding
Basic	17,249,204	15,155,164
Diluted	17,608,984	15,342,911

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended
	December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$12,656	$9,778
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	9,002	6,791
Other	422	(3,378)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,080	13,191

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(158,000)	-
Purchase of property, plant and equipment	(7,435)	(7,588)
Other	6	18
NET CASH USED BY INVESTING ACTIVITIES	(165,429)	(7,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	(8,569)	2,287
Net proceeds from (repayments of) revolving lines of credit	75,000	(7,000)
Proceeds from long-term debt	21,018	112
Payments on long-term debt	(4,334)	(4,575)
Other	677	41
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	83,792	(9,135)

Effect of exchange rate changes on cash	1,237	266
DECREASE IN CASH AND CASH EQUIVALENTS	(58,320)	(3,248)
Cash and cash equivalents at beginning of period	77,491	15,952
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,171	$12,704

CASH PAID FOR:
Interest	$3,025	$9,731
Income taxes	3,341	865

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of business:
Fair value of assets acquired	$168,219	$-
Cash paid before purchase price adjustment	(158,000)	-
Liabilities assumed	$10,219	$-

Assets acquired under capital leases	$3,805	$426

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2003

(Unaudited)
(dollars in thousands, except per share data)

1.     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of December 31, 2003 and September 27, 2003 and the results of its operations and cash flows for the three months ended December 31, 2003 and 2002. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 27, 2003.

2.    Recent Accounting Pronouncements

As of December 31, 2003, the Company adopted FASB Interpretation No. 46 R, "Consolidation of Variable Interest Entities," revised in December 2003. The Company is the primary beneficiary of two variable interest entities and has accordingly consolidated these entities as of December 31, 2003. The Company leases land and buildings from these variable interest entities that own the land and buildings and have the related debt. In consolidation, the Company recorded land and buildings, net of depreciation, of $13,526 and long-term debt, including current installments, of $9,279, reduced other assets by $4,252 and recorded other net liabilities of $32. The cumulative effect of this accounting change is a $37 pretax loss and is included in other expense as the amount is immaterial.

In December 2003, the FASB issued SFAS No. 132 R (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires revisions to employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS No. 87 or SFAS No. 106. The interim period disclosure requirements will be effective beginning in the Company's second quarter of 2004 and the annual disclosure requirements will be effective for 2004.

3.     Acquisition

On September 30, 2003, the beginning of the Company's fiscal year 2004, the Company acquired the assets of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, for $158,000 in cash before the finalization of the purchase price adjustment. In January 2004, the Company received approximately $6,000 from the seller representing a purchase price adjustment in accordance with the asset purchase agreement, resulting in an adjusted purchase price of approximately $152,000. This business is a manufacturer of motion control and data transmission devices with annual sales of approximately $132,000. Its principal products are electrical and fiber optic slip rings, brushless D.C. motors and electromechanical actuators. This business forms a separate reporting segment referred to as the Components segment. Goodwill resulting from this acquisition was $93,645 and other intangible assets were $6,810. Operating results for this acquisition are included in the consolidated statement of earnings from the acquisition date.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business for the three months ended December 31, 2002 as if the acquisition took place at the beginning of the period. The pro forma consolidated results include the impact of certain adjustments, including amortization of intangibles, increased interest expense on acquisition debt, additional shares of common stock outstanding and related income tax effects. As the acquisition took place at the beginning of the three months ended December 31, 2003, no pro forma adjustments were necessary for this period.
	Three Months Ended
	December 31,
	2003	2002
Net sales	$225,985	$212,362
Net earnings	12,656	10,249
Basic earnings per share	$.73	$.60
Diluted earnings per share	$.72	$.59

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three months ended December 31, 2002. In addition, they are not intended to be a projection of future results.

4.     Product Warranties

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship over various time periods. Activity in the warranty accrual is summarized below:
	Three Months Ended
	December 31,
	2003	2002
Warranty accrual at beginning of year	$2,292	$1,337
Additions from acquisition	827	-
Additions charged to expense	1,379	622
Reductions	(1,112)	(549)
Foreign currency translation	135	54
Warranty accrual at end of period	$3,521	$1,464

5.     Inventories

Inventories consist of the following:
	December 31,	September 27,
	2003	2003
Raw materials and purchased parts	$62,753	$53,163
Work in process	98,462	82,537
Finished goods	36,781	34,878
	$197,996	$170,578

6.     Stock-Based Compensation

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

	Three Months Ended
	December 31,
	2003	2002
Net earnings, as reported	$12,656	$9,778
Less stock based employee compensation
expense determined under fair value
method	(196)	(438)
Net earnings, pro forma	$12,460	$9,340

Earnings per share:
Basic, as reported	$.73	$.65
Basic, pro forma	$.72	$.62
Diluted, as reported	$.72	$.64
Diluted, pro forma	$.71	$.61

7.    Shareholders' Equity

The changes in shareholders' equity for the three months ended December 31, 2003 are summarized as follows:

		Number of Shares
	Amount	Preferred Shares	Class A Common Stock	Class B Common Stock
PREFERRED STOCK
Beginning and end of period	$100	100,000

COMMON STOCK
Beginning of period	20,326		16,697,238	3,628,312
Conversion of Class B to Class A	-		64,450	(64,450)
End of period	20,326		16,761,688	3,563,862

ADDITIONAL PAID-IN CAPITAL
Beginning of period	206,346
Issuance of Treasury shares at
more than cost	556
End of period	206,902

RETAINED EARNINGS
Beginning of period	265,706
Net earnings	12,656
Prefered stock dividends	(1)
End of period	278,361

TREASURY STOCK
Beginning of period	(39,262)	(16,229)	(1,610,998)	(1,471,116)
Treasury stock issued	272	-	37,985	1,795
Treasury stock purchased	(150)	-	(3,395)	-
End of period	(39,140)	(16,229)	(1,576,408)	(1,469,321)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(29,068)
Foreign currency translation adjustment	8,918
Reduction in accumulated loss
on derivatives	546
End of period	(19,604)

TOTAL SHAREHOLDERS EQUITY	$446,945	83,771	15,185,280	2,094,541

8.     Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:
	Three Months Ended
	December 31,
	2003	2002
Weighted-average shares outstanding - Basic	17,249,204	15,155,164
Dilutive effect of:
Stock options	348,992	176,959
Convertible preferred stock	10,788	10,788
Weighted-average shares outstanding - Diluted	17,608,984	15,342,911

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

On September 16, 2003, the Company completed the sale of 2,012,500 shares of Class A Common Stock.

The Board of Directors approved a three-for-two stock split of the Company's Class A and Class B common shares to be effected in the form of a 50% share distribution payable on February 17, 2004 to shareholders of record on January 26, 2004. Share and per share amounts have not been restated in these financial statements.

9.     Comprehensive Income

	Three Months Ended December 31,
	2003	2002
Net income	$12,656	$9,778
Other comprehensive income:
Foreign currency translation adjustment	8,918	4,045
Accumulated loss on derivatives adjustment	546	330
Comprehensive income	$22,120	$14,153

Accumulated other comprehensive income (loss), net of tax, consists of:

	December 31, 2003	September 27, 2003
Cumulative foreign currency translation adjustments	$14,752	$5,834
Minimum pension liability adjustment	(33,906)	(33,906)
Accumulated loss on derivatives	(450)	(996)
Accumulated other comprehensive loss	$(19,604)	$(29,068)

10.     Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk associated with changes in interest rates that affect the amount of future interest payments. At December 31, 2003, the Company had outstanding interest rate swaps with a $180,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. Of the $180,000 notional amount, $90,000 matures in the second quarter of 2005, $55,000 matures in the second quarter of 2006 and $35,000 matures in the first quarter of 2007. Based on the applicable margin at December 31, 2003, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.3%, 3.8% and 3.6%, respectively, through their maturities, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin. The applicable margin will increase 50 basis points in the second quarter of 2004 as a result of increased borrowings used in the first quarter to finance the Poly-Scientific acquisition.

Activity in Accumulated Other Comprehensive Loss (AOCL) related to derivatives held by the Company during the first quarter of fiscal 2004 is summarized below:
	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Balance as of September 27, 2003	$(1,610)	$614	$(996)
Net increase in fair value of derivatives	385	(146)	239
Net reclassification from AOCL into earnings	500	(193)	307
Balance as of December 31, 2003	$(725)	$275	$(450)

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first quarter of 2004 or 2003. The fair value of derivatives, most of which is included in accrued liabilities and other long-term liabilities, was a net liability of $1,056 at December 31, 2003 and $1,956 at September 27, 2003.

11.     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended December 31, 2003 are as follows:

	Aircraft	Space	Industrial
	Controls	Controls	Controls	Components	Total
Balance as of September 27, 2003	$102,817	$36,664	$55,456	$-	$194,937
Acquisition	-	-	-	93,645	93,645
Foreign currency translation	-	-	1,443	-	1,443
Balance as of December 31, 2003	$102,817	$36,664	$56,899	$93,645	$290,025

All acquired intangible assets other than goodwill are being amortized. The weighted-average amortization period is eight years for customer-related intangible assets, nine years for marketing-related intangible assets and ten years for technology-related and artistic-related intangible assets. In total, these intangible assets have a weighted-average life of nine years. Marketing-related intangible assets primarily consist of non-compete agreements. Technology-related intangible assets include patents, unpatented technology, software and trade secrets. Customer-related intangible assets primarily consist of customer relationships. Amortization of acquired intangible assets was $564 and $241 for the three months ended December 31, 2003 and December 31, 2002, respectively. Based on acquired intangible assets recorded at December 31, 2003, amortization is expected to be $2,277 in 2004, $1,649 in 2005, $1,398 in 2006, $1,109 in 2007 and $1,056 in 2008. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:
	December 31, 2003		September 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Marketing-related	$6,160	$(3,559)	$6,102	$(3,335)
Customer-related	5,848	(526)	681	(213)
Technology-related	3,030	(346)	1,348	(263)
Artistic-related	25	(5)	25	(5)
	$15,063	$(4,436)	$8,156	$(3,816)

12.     Segment Information

Below are sales and operating profit by segment for the three months ended December 31, 2003 and 2002 and a reconciliation of segment operating profit to earnings before income taxes.

	Three Months Ended December 31,
	2003	2002

Net Sales

Aircraft Controls	$102,603	$93,143
Space Controls	21,924	23,096
Industrial Controls	70,364	63,444
Components	31,094	-

Net sales	$225,985	$179,683

Operating Profit and Margins

Aircraft Controls	$16,919	$17,679
	16.5%	19.0%
Space Controls	(816)	1,309
	(3.7%)	5.7%
Industrial Controls	5,954	2,785
	8.5%	4.4%
Components	2,649	-
	8.5%	-
Total operating profit	24,706	21,773
	10.9%	12.1%

Deductions from Operating Profit

Interest Expense	3,185	5,374
Corporate expenses and other	3,183	2,620

Earnings before Income Taxes	$18,338	$13,779

Total segment assets at December 31, 2003 were $1,112,666 compared to $916,928 at September 27, 2003. The increase is primarily within Components, related to the acquisition as discussed in Note 3.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
 [The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 27, 2003. All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.]

Overview

The Company is a leading worldwide designer and manufacturer of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and industrial markets. The Company operates under four segments, Aircraft Controls, Space Controls, Industrial Controls and Components. The Components segment is new in the first quarter of 2004 as a result of the acquisition of the Poly-Scientific division of Litton Systems, Inc. The Company's principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina and Pennsylvania, and in Germany, England, Italy, the Philippines, Luxembourg, Japan, India and Ireland.

The Company's results of operations are affected by industry-wide and economic factors that are unique to each segment's markets. Nearly half of the Company's sales relate to global military defense or government funded programs. The Company is affected by business cycles for industrial capital goods, commercial aircraft and commercial satellites as well as by government funding of military aircraft, space and missile programs. In addition, the Company is affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls. One-third of the Company's sales are denominated in foreign currencies including the euro, Japanese yen and British pound.

Revenue under long-term contracts, representing one-third of the Company's sales, is recognized using the percentage of completion (cost-to-cost) method of accounting. Long-term contract accounting is more prevalent in aerospace programs. The remainder of the Company's sales is recognized when the risks and rewards of ownership and title to the product have transferred to the customer, principally as units are shipped. These sales are primarily associated with the Company's industrial and aftermarket products or services.

Management continuously looks for opportunities to capitalize on its technical strengths to expand its existing business in addition to growth through strategic acquisitions. The Company has a substantial established presence throughout Europe and the Pacific region and has the potential to market and distribute certain products to a wider customer base by utilizing its existing offices.

Challenges facing the Company include improving profitability while experiencing pricing pressures from customers, strong competition, and increases in certain costs, such as health care, retirement and corporate governance costs. Management addresses these challenges by continuing to improve its operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality.

Acquisition

On September 30, 2003, the Company acquired the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman, for $158 million in cash before the finalization of the purchase price adjustment. In January 2004, the Company received $6 million from the seller representing a purchase price adjustment in accordance with the terms of the transaction, resulting in an adjusted purchase price of $152 million. The acquired business is a separate reporting segment, Components, and is a manufacturer of motion control and data transmission devices, and its principal products are electrical and fiber optic slip rings, brushless D.C. motors and electromechanical actuators.

On September 16, 2003, the Company completed the sale of 2,012,500 shares of Class A common stock at $38 per share. The Company used the net proceeds of $72 million to pay a portion of the Poly-Scientific purchase price.

Critical Accounting Policies

Refer to the Company's annual report on Form 10-K for the year ended September 27, 2003 for a complete discussion of the Company's critical accounting policies. There have been no material changes in the current year regarding these critical accounting policies.

Results of Operations - Consolidated Statement of Earnings

Net sales for the first quarter of 2004 increased $46 million to $226 million from $180 million in the first quarter of 2003. Net sales increased $31 million related to the acquisition of Poly-Scientific, which constitutes the Components segment. Net sales also increased by $9 million in Aircraft Controls and $7 million in Industrial Controls, while net sales decreased $1 million in Space Controls. Stronger foreign currencies, primarily the euro and to a lesser extent the Japanese yen and British pound, accounted for $9 million of the increase in sales, primarily within Industrial Controls.

Cost of sales as a percentage of net sales increased to 70.6% in the first quarter of 2004 from 68.7% in the first quarter of 2003. The increase in cost of sales as a percentage of net sales resulted from low margins in Components due to $1.8 million related to inventory sold during the quarter that was stepped up to fair value as part of the Poly-Scientific acquisition, low margins in Space Controls due to a $1.8 million contract loss reserve established for the recall and repair of attitude control valves used on satellites and lower volume, and lower margins in Aircraft Controls due to an unfavorable product mix, mostly related to strong sales on the cost-plus F-35 Joint Strike Fighter program. These factors were partially offset by a $1.8 million favorable scope change adjustment on a business jet development contract.

Estimated costs to complete are reviewed quarterly for all contracts. For those contracts with anticipated losses at completion, a contract loss reserve is recorded when the loss becomes known. Additions to contract loss reserves, other than those from acquisitions, are reflected in the statement of earnings in cost of sales. Additions to contract loss reserves charged to cost of sales were $5.4 million in the first quarter of 2004 compared to $3.4 million in the first quarter of 2003. Approximately one-third of the additions in 2004 relates to the recall and repair of attitude control valves used on satellites. The remainder of the additions in 2004 primarily relates to aircraft development contracts. In addition, there was $0.6 million of contract loss reserves added in the first quarter of 2004 related to the Poly-Scientific acquisition. Contract loss reserves were reduced by $3.5 million in the first quarter of 2004 compared to $2.2 million in the first quarter of 2003. Over half of the reductions in reserves in the first quarter of 2004 resulted from the favorable scope change adjustment on a business jet development contract. The remainder of the reductions in 2004 relates to contract loss reserves being utilized as costs were incurred.

As a percentage of net sales, selling, general and administrative expenses increased to 16.7% in the first quarter of 2004 from 16.4% in the first quarter of 2003. This increase primarily relates to additional bid and proposal efforts for the next generation commercial aircraft.

Interest expense decreased to $3 million in the first quarter of 2004 from $5 million in the first quarter of 2003. The decrease in interest expense is primarily due to lower interest rates including the effects of the Company's use of its available revolving credit facilities to redeem its $120 million 10% senior subordinated notes on May 1, 2003.

The Company's effective tax rate was 31.0% in the first quarter of 2004 compared to 29.0% in the first quarter of 2003. The effective tax rate was lower in 2003 related to additional export tax benefits claimed on amended U.S. tax returns.

Results of Operations by Segment

Aircraft Controls

Net sales in Aircraft Controls increased 10% to $103 million in the first quarter of 2004 from $93 million in the first quarter of 2003. Military aircraft sales increased $18 million to $70 million, while commercial aircraft sales decreased nearly $9 million to $33 million. Half of the increase in military aircraft sales relates to primary flight controls and the leading edge flap actuation system on the F-35 Joint Strike Fighter development program. As the contract lead, the Company's sales include the efforts of its partners. Sales activity on the Joint Strike Fighter was higher for the Company's team partners in the first quarter of 2004 compared to the first quarter of 2003. Military aircraft sales also increased $2 million on the F-18 fighter aircraft program, $2 million for military engine controls, $1 million on the Japanese F-2 fighter aircraft program and $1 million on the V-22 Tilt Rotor Osprey program. The decrease in commercial aircraft sales reflects a decrease of $5 million in Boeing OEM sales, which were very strong in the first quarter of 2003. Commercial aftermarket sales decreased $3 million from a strong first quarter of 2003 and sales for business jets decreased $1 million as a result of lower development activity.

Operating margins for Aircraft Controls decreased to 16.5% in the first quarter of 2004 from 19.0% in the first quarter of 2003, despite the $1.8 million favorable scope change adjustment on a business jet development contract. The decrease is attributable to higher sales on the F-35 Joint Strike Fighter program which is a cost-plus contract with modest margins, lighter shipments of F-15 equipment overseas, additional expenses associated with next generation commercial aircraft development and proportionately lower levels of more profitable aftermarket sales.

Twelve-month backlog for Aircraft Controls was $243 million at December 31, 2003 compared to $239 million at December 31, 2002. The increase is due to an increase on the F-35 Joint Strike Fighter, partially offset by a decrease for commercial aircraft.

Space Controls

Net sales in Space Controls decreased 5% to $22 million in the first quarter of 2004 from $23 million in the first quarter of 2003. Sales decreased $2 million in controls for satellites, $2 million on missile defense programs and $1 million on the Space Shuttle as there was no refurbishment of the solid rocket booster actuators in the first quarter of 2004. These decreases were offset by a $4 million increase in sales of controls for tactical missiles on programs including Maverick, Hellfire and VT-1 due to strong cost inputs in the first quarter of 2004.

Operating margins for Space Controls decreased to a 3.7% loss in the first quarter of 2004 from a 5.7% positive margin in the first quarter of 2003. The decrease in operating margins primarily relates to costs incurred for the recall and repair of attitude control valves used on satellites.

Twelve-month backlog for Space Controls was $62 million at December 31, 2003 compared to $60 million at December 31, 2002. The increase in backlog reflects higher amounts for satellites offset by a decrease in missile defense.

Industrial Controls

Net sales in Industrial Controls increased 11% to $70 million in the first quarter of 2004 from $63 million in the first quarter of 2003. The increase in sales is due to stronger foreign currencies, in particular, the euro. Sales increases principally included $2 million in controls for plastics machinery, $2 million in controls for metal forming equipment and $2 million through distributors. These increases were offset by decreases of $1 million in sales of combat controls for military vehicles and $1 million in sales of controls for turbines.

Operating margins for Industrial Controls increased to 8.5% in the first quarter of 2004 from 4.4% in the first quarter of 2003. Operating margins were unusually low in the first quarter of 2003 related to $0.8 million of costs incurred to move the radial piston pump business acquired from Bosch in 2001 to another German facility and to a less favorable product mix.

Twelve-month backlog for Industrial Controls was $77 million at December 31, 2003 compared to $69 million at December 31, 2002. The increase relates to stronger foreign currencies, in particular, the euro.

Components

The Components segment was established at the beginning of the first quarter of 2004 as a result of the September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems, Inc. Net sales were $31 million in the first quarter of 2004. Nearly half of these sales were for products used in applications for aircraft, about 43% were for products used in industrial applications and the remainder was for products used in space applications.

Operating margins were 8.5% in the first quarter of 2004. These margins include $1.8 million related to the step-up in inventory as part of acquisition accounting that will not affect future quarters. Excluding this impact, operating margins would have been 14.2%.

Twelve-month backlog for Components was $46 million at December 31, 2003.

Financial Condition and Liquidity

Cash provided by operating activities increased to $22 million in the first quarter of 2004 from $13 million in the first quarter of 2003. The increase is primarily due to increased earnings adjusted for non-cash charges.

Cash used by investing activities increased to $165 million in the first quarter of 2004 from $8 million in the first quarter of 2003 due to the acquisition of Poly-Scientific for $158 million.

Cash provided by financing activities was $84 million in the first quarter of 2004 compared to $9 million used by financing activities in the first quarter of 2003. Cash provided by financing activities in 2004 included financing a portion of the acquisition with $80 million of borrowings on the credit facility and a $21 million bridge loan. The acquisition was also financed by using $57 million of cash from the proceeds of the sale of common stock. The Company's $77 million of cash at September 27, 2003 was unusually large as most of the $72 million of proceeds from the sale of Class A common stock on September 16, 2003 remained in cash until the acquisition closed on September 30, 2003.

The Company's U.S. credit facility consists of a $75 million term loan and a $315 million revolver that had balances of $63.75 million and $250 million, respectively, at December 31, 2003. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which is currently 125 basis points and will increase to 175 basis points in February 2004. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million. The credit facility is secured by substantially all of the Company's U.S. assets.

The U.S. credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $250 million at December 31, 2003. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters is 3.5. The covenant for maximum capital expenditures is $30 million in any one fiscal year. Adjusted EBITDA is defined as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. At December 31, 2003, the Company was in compliance with all covenants.

Based on actual expenditures during the remaining quarters in 2004, the Company may exceed the maximum capital expenditures limit. If this situation occurs, management believes that it will be able to secure a modification.

Capital expenditures in the first quarter of 2004 were $11 million, including a $3 million capital lease for a building in Italy, compared to $8 million in the first quarter of 2003. Depreciation and amortization in the first quarter of 2004 was $9 million, including $1 million related to the Poly-Scientific acquisition, compared to $7 million in the first quarter of 2003. Capital expenditures are estimated to be approximately $35 million in 2004.

The U.S. credit facility provides that the undertaking of additional debt financing in certain circumstances will require the consent of lenders representing a majority of the total credit facility commitments. In recent years, the Company has demonstrated its ability to secure consents and modifications to access debt and/or capital markets. In addition, the Company has shown strong, consistent financial performance. Management believes that it will be able to undertake additional debt or equity financing as needed.

At December 31, 2003, the Company had $89 million of unused borrowing capacity, including $60 million from the U.S. credit facility.

Net debt, or total debt net of $19 million of cash and net of $9 million of debt consolidated for variable interest entities in accordance with FASB Interpretation No. (FIN) 46 R, was $325 million at December 31, 2003 compared to net debt of $179 million at September 27, 2003. The increase in net debt primarily resulted from the $158 million purchase price for Poly-Scientific less $12 million of cash generated by operations after capital expenditures.

Long-term debt to capitalization was 43% at December 31, 2003 compared to 35% at September 27, 2003. The increase primarily resulted from borrowings used to finance the Poly-Scientific acquisition.

The Company believes its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meets its operating needs.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on its results of operations or financial condition.

Contractual Obligations and Commercial Commitments

The Company's contractual obligations and commercial commitments have not changed materially from disclosures in the Company's Form 10-K for the year ended September 27, 2003 except with respect to the Company's acquisition of Poly-Scientific. The financing of the acquisition included $80 million of additional borrowings on the Company's credit facility and a $21 million bridge loan. The Components segment, acquired on September 30, 2003, also has purchase obligations of $11 million, primarily due in 2004 and 2005.

Recent Accounting Pronouncements

As of December 31, 2003, the Company adopted FIN 46 R, "Consolidation of Variable Interest Entities," revised in December 2003. The Company is the primary beneficiary of two variable interest entities and has accordingly consolidated these entities as of December 31, 2003. The Company leases land and buildings from these variable interest entities that own the land and buildings and have the related debt. In consolidation, the Company recorded land and buildings, net of depreciation, of $13.5 million and long-term debt, including current installments, of $9.3 million and reduced other assets by $4.3 million. The cumulative effect of this accounting change was immaterial and is included in other expense.

In December 2003, the FASB issued SFAS No. 132 R (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires revisions to employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS No. 87 or SFAS No. 106. The interim period disclosure requirements will be effective beginning in the Company's second quarter of 2004 and the annual disclosure requirements will be effective for 2004.

Outlook

The Company updated its outlook for 2004 during its quarterly conference call and earnings release on February 2, 2004. Net sales are forecasted to grow to between $920 million and $940 million, a 22% to 25% increase over 2003, unchanged from the previous outlook. Compared to the previous outlook as of November 7, 2003, sales are expected to remain unchanged in Aircraft Controls, increase $2 million in Space Controls related to tactical missiles, increase $3 million in Industrial Controls due to stronger foreign currencies and decrease $5 million in Components related to certain sales sliding out into 2005.

Aircraft Controls sales are expected to increase 1% over 2003 to $408 million in 2004, reflecting an increase in military aftermarket sales resulting from the release of funding for programs on which the Company participates. The increase is expected to be partially offset by decreases on the V-22 Osprey and F-15 fighter aircraft programs, both of which provided strong sales in 2003. Space Controls sales are expected to increase 7% to $91 million in 2004, reflecting increases on the Space Shuttle related to increased work on the contract to refurbish the orbital vehicles' flight controls, strategic missiles related to a Minuteman III refurbishment contract and tactical missiles such as Hellfire and Maverick. Decreases in missile defense and launch vehicles are expected to partially offset increases within Space Controls. Industrial Controls sales are expected to increase between 7% and 15%, or to between $286 million and $306 million, principally due to improving economic conditions in the Pacific region and Europe and, to a lesser extent, stronger foreign currencies. Components sales are expected to be $135 million in 2004.

Operating margins for 2004 are expected to be 11.5%. Aircraft Controls operating margins are expected to decrease from 2003 to 16.2%, reflecting a slightly less favorable mix and increased bid and proposal and development costs incurred to capture new business opportunities. Space Controls operating margins are expected to remain around break even. Industrial Controls operating margins are expected to increase over 2003 to 8.6% based on increasing sales volumes. Operating margins for Components are expected to reach approximately 11.2% after factoring in first quarter costs associated with the step-up in inventory to fair value.

Net earnings are expected to be between $54.8 million and $58.3 million in 2004, representing a 28% to 37% increase over 2003. Diluted earnings per share are expected to be between $3.10 and $3.30, representing a 12% to 20% increase over 2003. Due to the sale of 2,012,500 shares of Class A common stock on September 16, 2003, weighted average shares outstanding will be higher in 2004 than in 2003. Using the middle of the range, 2004 diluted earnings per share are forecasted to be $0.78 in the second quarter, $0.84 in the third quarter and $0.86 in the fourth quarter.

Cautionary Statement

Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as "may," "will," "should," "believes," "expects," "expected," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume" and "assume," are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles for commercial aircraft, military aircraft, space products and industrial capital goods, (ii) the Company's dependence on government contracts that may not be fully funded or may be terminated, (iii) the Company's dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of its sales, (iv) the possibility that advances in technology could reduce the demand for certain of the Company's products, specifically hydraulic-based motion controls, (v) intense competition which may require the Company to lower prices or offer more favorable terms of sale, (vi) the Company's significant indebtedness which could limit its operational and financial flexibility, (vii) the significant amount of the Company's debt which is at variable rates that may increase, (viii) higher pension costs and increased cash funding requirements which could occur in future years if future actual plan results differ from assumptions used for the Company's defined benefit pension plans, including returns on plan assets and interest rates, (ix) a write-off of all or part of the Company's goodwill which could adversely affect the Company's operating results and net worth and cause it to violate covenants in its bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event the Company does not comply with regulations relating to defense industry contracting, (xi) the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in contract accounting, (xii) the Company's ability to successfully identify and consummate acquisitions and integrate the acquired businesses and the risk that known liabilities will be assumed by the Company in connection with acquisitions, including liabilities for which indemnification from the seller may be limited or unavailable, (xiii) the possibility of a catastrophic loss of one or more of the Company's manufacturing facilities, (xiv) the impact of product liability claims related to the Company's products used in applications where failure can result in significant property damage, injury or death, (xv) the possibility that litigation may result unfavorably to the Company, (xvi) foreign currency fluctuations in those countries in which the Company does business and other risks associated with international operations and (xvii) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's Annual Report on Form 10-K for the year ended September 27, 2003 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding this market risk information.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits
	10.1	Moog Inc. Stock Employee Compensation Trust agreement effective December 2, 2003.

	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On October 1, 2003, the Company filed a report on Form 8-K reporting the completion of the acquisition of the net assets of the Poly-Scientific division of Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Corporation, for $158 million in cash and the issuance of a press release announcing the acquistion of Poly-Scientific and updating its outlook for fiscal 2004.

On November 7, 2003, the Company furnished a report on Form 8-K reporting the issuance of a press release and conference call related to its financial results for the quarter and year ended September 27, 2003.

On December 12, 2003, the Company amended the report on Form 8-K filed on October 1, 2003 to include financial statements, pro forma financial information and exhibits required by Item 7 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
__________________________
(Registrant)

Date: February 11, 2004	By S/ROBERT T. BRADY/S
ROBERT T. BRADY
Chairman
Chief Executive Officer

Date: February 11, 2004	By S/ROBERT R. BANTA/S
ROBERT R. BANTA
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: February 11, 2004	By S/DONALD R. FISHBACK/S
DONALD R. FISHBACK
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Moog Inc. Stock Employee Compensation Trust agreement effective December 2, 2003.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.