Form 10-Q
period 2001-05-13
MOOG INC
filed 2004-05-13
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of each class of common stock as of May 7, 2004 were:

Class A Common Stock, $1.00 par value                 22,886,409 shares
Class B Common Stock, $1.00 par value                 3,138,626 shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MOOG INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(dollars in thousands)
	March 31,	September 27,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,708	$77,491
Receivables	259,339	262,094
Inventories	191,617	170,578
Other current assets	46,506	42,036
TOTAL CURRENT ASSETS	532,170	552,199

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $296,144 and $277,624, respectively	248,562	208,169
GOODWILL, net	290,122	194,937
INTANGIBLE ASSETS, net	16,672	10,949
OTHER ASSETS	26,098	25,326

TOTAL ASSETS	$1,113,624	$991,580

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$885	$10,140
Current installments of long-term debt	18,777	15,607
Accounts payable	52,405	47,159
Accrued liabilities	106,478	98,952
Contract loss reserves	14,679	16,147
Customer advances	29,316	23,418
TOTAL CURRENT LIABILITIES	222,540	211,423

LONG-TERM SENIOR DEBT, excluding current installments	304,192	230,913
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	89,078	91,324
DEFERRED INCOME TAXES	35,282	31,953
OTHER LONG-TERM LIABILITIES	2,730	1,819
TOTAL LIABILITIES	653,822	567,432

SHAREHOLDERS' EQUITY
Preferred stock	-	100
Common stock	30,490	30,488
Other shareholders' equity	429,312	393,560
TOTAL SHAREHOLDERS' EQUITY	459,802	424,148
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,113,624	$991,580

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Net sales	$234,069	$190,048	$460,054	$369,731
Cost of sales	160,209	132,675	319,697	256,179
Gross profit	73,860	57,373	140,357	113,552

Research and development	7,498	7,871	14,266	15,297
Selling, general and administrative	42,702	30,323	80,433	59,880
Interest	2,834	5,409	6,019	10,783
Other	413	(241)	888	(198)

Earnings before income taxes	20,413	14,011	38,751	27,790

Income taxes	6,328	3,707	12,010	7,708

Net earnings	$14,085	$10,304	$26,741	$20,082

Net earnings per share
Basic	$.54	$.45	$1.03	$.88
Diluted	$.53	$.45	$1.01	$.87

Average common shares outstanding
Basic	25,985,428	22,767,554	25,929,617	22,750,151
Diluted	26,545,213	23,099,393	26,479,345	23,056,881

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$26,741	$20,082
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	17,934	14,153
Other	22,150	(19)
NET CASH PROVIDED BY OPERATING ACTIVITIES	66,825	34,216

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(152,019)	-
Purchase of property, plant and equipment	(13,496)	(15,080)
Other	49	70
NET CASH USED BY INVESTING ACTIVITIES	(165,466)	(15,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of notes payable	(10,086)	(959)
Net proceeds from (repayments of) revolving lines of credit	72,000	(43,000)
Proceeds from long-term debt	22,572	35,221
Payments on long-term debt	(30,977)	(6,365)
Other	848	645
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	54,357	(14,458)

Effect of exchange rate changes on cash	1,501	299
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,783)	5,047
Cash and cash equivalents at beginning of period	77,491	15,952
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,708	$20,999

CASH PAID FOR:
Interest	$4,783	$11,379
Income taxes	1,499	3,053

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital leases	$3,978	$426

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2004

(Unaudited)
(dollars in thousands, except per share data)

1.     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of March 31, 2004 and September 27, 2003 and the results of its operations for the three and six months ended March 31, 2004 and 2003 and its cash flows for the six months ended March 31, 2004 and 2003. The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 27, 2003. All references to years in these financial statements are to fiscal years.

2.    Recent Accounting Pronouncements

As of December 31, 2003, the Company adopted FASB Interpretation No. 46 R, "Consolidation of Variable Interest Entities," revised in December 2003. The Company is the primary beneficiary of two variable interest entities and has accordingly consolidated these entities beginning December 31, 2003. The Company leases land and buildings from these variable interest entities that own the land and buildings and have the related debt. In the initial consolidation as of December 31, 2003, the Company recorded land and buildings, net of depreciation, of $13,526 and long-term debt, including current installments, of $9,279, reduced other assets by $4,252 and recorded other net liabilities of $32. The cumulative effect of this accounting change is a $37 pretax loss and is included in other expense as the amount is immaterial.

In December 2003, the FASB issued SFAS No. 132 R (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires revisions to employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS No. 87 or SFAS No. 106. The interim period disclosure requirements were applied in the Company's second quarter of 2004 and the annual disclosure requirements will be effective for 2004.

3.     Acquisition

On September 30, 2003, the beginning of the Company's 2004 fiscal year, the Company acquired the net assets of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. Operating results for this acquisition have been included in the consolidated financial statements since that date. The acquired business is a manufacturer of motion control and data transmission devices. Its principal products are electrical and fiber optic slip rings, brushless D.C. motors and electromechanical actuators. The acquisition complements the Company's business in the design and manufacture of components and subsystems used in high-performance motion control systems in addition to extending product applications into the medical market.

On the acquisition date, the Company paid $158,000 in cash for the net assets. In the second quarter, the Company received a net amount of $5,981 from the seller representing a purchase price adjustment in accordance with the asset purchase agreement, resulting in an adjusted purchase price of $152,019.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. This preliminary purchase price allocation will be finalized during fiscal 2004 after the Company completes its review of current assets.  The Company does not expect this review to have a material impact on the purchase price allocation.

Current assets	$37,719
Property, plant and equipment	23,983
Goodwill	93,760
Intangible assets	6,810
Total assets acquired	162,272
Total liabilities assumed	(10,253)
Net assets acquired	$152,019

Due to the significance of this acquisition, the Company engaged independent appraisal consultants to assist in the determination of the value of certain assets including real estate, tangible personal property and intangible assets other than goodwill. After consideration of all types of intangibles that are typically associated with an acquired business, a portion of the purchase price was ascribed only to those applicable identifiable intangible assets that had value. Customer relationships were valued using discounted cash flow projections from new customers. Backlog was valued using the excess of projected operating profit for firm customer orders over normal returns. Patents and engineering drawings were valued using an estimate of costs, including royalties, that were otherwise avoided due to the acquisition of such intellectual property with the assets of the acquired business. These appraisals support the conclusion that intangible assets other than goodwill had a value of $6,810, or 4% of the purchase price.

The acquired intangible assets are all being amortized and have a weighted-average useful life of eight years. Customer-related intangible assets, including customer relationships and backlog, are $5,150 and have a weighted-average useful life of eight years. Technology-related intangible assets, including engineering drawings, patents and patent applications, are $1,660 and have a weighted-average useful life of ten years.

The resulting goodwill was $93,760, or 62% of the purchase price, reflecting the strong forecasted cash flows of the acquired operations.  The acquired business has become a separate reporting segment, Components, and the entire amount of goodwill is included in that segment. The goodwill from this acquisition is deductible over fifteen years for tax purposes.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business for the three and six months ended March 31, 2003 as if the acquisition took place at the beginning of the fiscal year. The pro forma consolidated results include the impact of adjustments, including amortization of intangibles, increased interest expense on acquisition debt, additional shares of common stock outstanding and related income tax effects, among others. Pro forma net earnings for the six months ended March 31, 2003 also include $1,087 of expense related to the step-up in inventory, all of which was assumed to be incurred in the first quarter following the acquisition as inventory turns over in one quarter.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(as reported)	(pro forma)	(as reported)	(pro forma)
Net sales	$234,069	$223,769	$460,054	$436,167
Net earnings	14,085	12,480	26,741	22,919
Basic earnings per share	$.54	$.48	$1.03	$.89
Diluted earnings per share	$.53	$.48	$1.01	$.88

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three and six months ended March 31, 2003. In addition, they are not intended to be a projection of future results.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Net earnings, as reported	$14,085	$10,304	$26,741	$20,082
Less stock based employee compensation
expense determined under fair value
method	(252)	(447)	(448)	(885)
Net earnings, pro forma	$13,833	$9,857	$26,293	$19,197

Earnings per share:
Basic, as reported	$.54	$.45	$1.03	$.88
Basic, pro forma	$.53	$.43	$1.01	$.84
Diluted, as reported	$.53	$.45	$1.01	$.87
Diluted, pro forma	$.52	$.43	$.99	$.83

5.     Inventories

Inventories consist of:

	March 31,	September 27,
	2004	2003
Raw materials and purchased parts	$63,531	$53,163
Work in process	95,998	82,537
Finished goods	32,088	34,878
	$191,617	$170,578

6.     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended March 31, 2004 are as follows:

	Aircraft	Space	Industrial
	Controls	Controls	Controls	Components	Total
Balance at September 27, 2003	$102,817	$36,664	$55,456	$-	$194,937
Acquisition	-	-	-	93,760	93,760
Foreign currency translation	-	-	1,425	-	1,425
Balance at March 31, 2004	$102,817	$36,664	$56,881	$93,760	$290,122

All acquired intangible assets other than goodwill are being amortized. The weighted-average amortization period is eight years for customer-related intangible assets, nine years for marketing-related intangible assets and ten years for technology-related and artistic-related intangible assets. In total, these intangible assets have a weighted-average life of nine years. Marketing-related intangible assets primarily consist of non-compete agreements. Technology-related intangible assets include patents, unpatented technology, software and trade secrets. Customer-related intangible assets primarily consist of customer relationships. Amortization of acquired intangible assets was $576 and $1,140 for the three and six months ended March 31, 2004, respectively, and was $236 and $477 for the three and six months ended March 31, 2003, respectively. Based on acquired intangible assets recorded at March 31, 2004, amortization is expected to be $2,279 in 2004, $1,651 in 2005, $1,400 in 2006, $1,111 in 2007 and $1,058 in 2008. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	March 31, 2004		September 27, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Marketing-related	$6,164	$(3,728)	$6,102	$(3,335)
Customer-related	5,854	(837)	681	(213)
Technology-related	3,038	(428)	1,348	(263)
Artistic-related	25	(6)	25	(5)
	$15,081	$(4,999)	$8,156	$(3,816)

7.     Product Warranties

In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. On a quarterly basis, the Company determines warranty reserves needed by assessing exposures by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized below:
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Warranty accrual at beginning of period	$3,521	$1,464	$2,292	$1,337
Additions from acquisition	-	-	827	-
Warranties issued during period	815	804	1,654	1,540
Adjustments to pre-existing warranties	-	-	230	-
Reductions for settling warranties	(812)	(841)	(1,607)	(1,507)
Foreign currency translation	(12)	27	116	84
Warranty accrual at end of period	$3,512	$1,454	$3,512	$1,454

8.     Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk associated with changes in interest rates that affect the amount of future interest payments. At March 31, 2004, the Company had outstanding interest rate swaps with a $180,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. Of the $180,000 notional amount, $90,000 matures in the second quarter of 2005, $55,000 matures in the second quarter of 2006 and $35,000 matures in the first quarter of 2007. Based on the applicable margin at March 31, 2004, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.8%, 4.3% and 4.1%, respectively, through their maturities, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin.

Activity in Accumulated Other Comprehensive Loss (AOCL) related to derivatives held by the Company during the first six months of fiscal 2004 is summarized below:

	Before-Tax Amount	Income Tax	After-Tax Amount

Balance at September 27, 2003	$(1,610)	$614	$(996)
Net decrease in fair value of derivatives	(952)	365	(587)
Net reclassification from AOCL into earnings	1,013	(390)	623
Balance at March 31, 2004	$(1,549)	589	(960)

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2004 or 2003. The fair value of derivatives, most of which is included in accrued liabilities and other long-term liabilities, was a net liability of $1,882 at March 31, 2004 and $1,956 at September 27, 2003.

9.     Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Service cost	$2,866	$2,082	$5,710	$4,163
Interest cost	4,000	3,766	8,000	7,532
Expected return on plan assets	(4,600)	(3,780)	(9,200)	(7,561)
Amortization of prior service cost	262	269	524	538
Amortization of actuarial loss	383	57	765	116
Pension expense for defined benefit plans	2,911	2,394	5,799	4,788
Pension expense for defined
contribution plans	160	134	364	301
Total pension expense for U.S. plans	$3,071	$2,528	$6,163	$5,089

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Service cost	$526	$417	$1,023	$822
Interest cost	787	650	1,535	1,277
Expected return on plan assets	(313)	(220)	(606)	(439)
Amortization of prior service cost	7	5	15	10
Amortization of transition obligation	27	43	52	82
Amortization of actuarial loss	195	199	379	401
Pension expense for defined benefit plans	1,229	1,094	2,398	2,153
Pension expense for defined
contribution plans	260	251	457	503
Total pension expense for non-U.S. plans	$1,489	$1,345	$2,855	$2,656

Net periodic benefit costs for the postretirement benefit plan consist of:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Service cost	$55	$53	$110	$106
Interest cost	265	257	530	514
Amortization of transition obligation	98	98	195	195
Amortization of prior service cost	72	72	145	145
Amortization of actuarial loss	65	41	130	82
Net periodic postretirement benefit cost	$555	$521	$1,110	$1,042

During the six months ended March 31, 2004, the Company made contributions to its defined benefit pension plans of $20,300. The Company presently anticipates contributing an additional $8,800 to fund its pension plans in 2004 for a total of $29,100.

10.	Shareholders' Equity

The changes in shareholders' equity for the six months ended March 31, 2004 are summarized as follows:

			Number of Shares
				Class A	Class B
			Preferred	Common	Common
		Amount	Shares	Stock	Stock
PREFERRED STOCK
Beginning of period		$100	100,000
Conversion of Preferred Stock
to Class A Common Stock		(100)	(100,000)
End of period		-	-

COMMON STOCK
Beginning of period		30,488		25,045,857	5,442,468
Conversion of Class B to Class A		-		99,675	(99,675)
Cancellation of fractional shares in stock split		-		(549)	(186)
Adjustment for activity after record
date of stock split		2		2,802	-
End of period		30,490		25,147,785	5,342,607

ADDITIONAL PAID-IN CAPITAL
Beginning of period		196,184
Issuance of Treasury shares at more than cost		1,713
Conversion of Preferred Stock to
Class A Common Stock		15
Cancellation of fractional shares in stock split		(16)
Adjustment for activity after record
date of stock split		(3)
End of period		197,893

RETAINED EARNINGS
Beginning of period		265,706
Net earnings		26,741
Preferred stock dividends		(4)
End of period		292,443

TREASURY STOCK
Beginning of period		(39,262)	(16,229)	(2,416,497)	(2,206,674)
Treasury stock issued		595	-	173,828	2,693
Treasury stock purchased		(1,569)	-	(46,139)	-
Conversion of Preferred Stock
to Class A Common Stock		85	16,229	16,182	-
End of period		(40,151)	-	(2,272,626)	(2,203,981)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period		(29,068)
Foreign currency translation adjustment		8,159
Reduction in accumulated loss
on derivatives		36
End of period		(20,873)

TOTAL SHAREHOLDERS' EQUITY		$459,802	-	22,875,159	3,138,626

11.     Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2004	2003	2004	2003

Weighted-average shares outstanding-Basic	25,985,428	22,767,554	25,929,617	22,750,151
Dilutive effect of:
Stock options	559,785	315,657	541,637	290,548
Convertible preferred stock	-	16,182	8,091	16,182
Weighted-average shares outstanding-Diluted	26,545,213	23,099,393	26,479,345	23,056,881

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for earnings per share.

On January 2, 2004, the 83,771 outstanding shares of Series B Preferred Stock automatically converted into 16,182 shares of Class A Common Stock.

On September 16, 2003, the Company completed the sale of 3,018,750 shares of Class A Common Stock.

The Board of Directors approved a three-for-two stock split of the Company's Class A and Class B common shares effected in the form of a 50% share distribution paid on February 17, 2004 to shareholders of record on January 26, 2004. As a result, the number of Class A common shares outstanding increased from 15,237,995 to 22,856,443 and the number of Class B common shares outstanding increased from 2,092,541 to 3,138,626 on the distribution date. All share and per share amounts included in these financial statements have been restated to show the effects of the stock split.

12.     Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Net earnings	$14,085	$10,304	$26,741	$20,082
Other comprehensive income (loss):
Foreign currency translation adjustments	(759)	1,593	8,159	5,638
(Increase) decrease in accumulated
loss on derivatives, net of tax	(510)	(440)	36	(110)
Comprehensive income	$12,816	$11,457	$34,936	$25,610

The components of accumulated other comprehensive loss are as follows:

		March 31,	September 27,
		2004	2003
Cumulative foreign currency translation adjustments		$13,993	$5,834
Minimum pension liability adjustment		(33,906)	(33,906)
Accumulated loss on derivatives		(960)	(996)
Accumulated other comprehensive loss		$(20,873)	$(29,068)

13.     Segment Information

Below are sales and operating profit by segment for the three and six months ended March 31, 2004 and 2003 and a reconciliation of segment operating profit to earnings before income taxes.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net Sales

Aircraft Controls	$101,699	$99,032	$204,302	$192,175
Space Controls	19,352	21,617	41,276	44,713
Industrial Controls	80,106	69,399	150,470	132,843
Components	32,912	-	64,006	-
Net sales	$234,069	$190,048	$460,054	$369,731

Operating Profit and Margins

Aircraft Controls	$15,629	$17,286	$32,548	$34,965
	15.4%	17.5%	15.9%	18.2%
Space Controls	(1,238)	(67)	(2,054)	1,242
	(6.4%)	(0.3%)	(5.0%)	2.8%
Industrial Controls	8,145	5,167	14,099	7,952
	10.2%	7.4%	9.4%	6.0%
Components	4,022	-	6,671	-
	12.2%	-	10.4%	-
Total operating profit	26,558	22,386	51,264	44,159
	11.3%	11.8%	11.1%	11.9%

Deductions from Operating Profit

Interest expense	2,834	5,409	6,019	10,783
Corporate expenses and other	3,311	2,966	6,494	5,586

Earnings before Income Taxes	$20,413	$14,011	$38,751	$27,790

Total segment assets at March 31, 2004 were $1,094,565 compared to $916,928 at September 27, 2003. The increase is primarily related to the addition of the new Components segment resulting from the September 30, 2003 acquisition as discussed in Note 3.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 27, 2003 and its quarterly report on Form 10-Q for the quarter ended December 31, 2003. All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

OVERVIEW

The Company is a leading worldwide designer and manufacturer of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and industrial markets. The Company operates under four segments, Aircraft Controls, Space Controls, Industrial Controls and Components. The Components segment is new in 2004 as a result of the acquisition of the Poly-Scientific division of Litton Systems, Inc. The Company's principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina and Pennsylvania, and in Germany, England, Italy, the Philippines, Luxembourg, Japan, India and Ireland.

Revenue under long-term contracts, representing one-third of the Company's sales, is recognized using the percentage of completion (cost-to-cost) method of accounting. Long-term contract accounting is more prevalent in aerospace programs. The remainder of the Company's sales is recognized when the risks and rewards of ownership and title to the product have transferred to the customer, principally as units are shipped. These sales are primarily associated with the Company's industrial products or aftermarket services across all segments.

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

Current Year Considerations

The Board of Directors approved a three-for-two stock split of the Company's Class A and Class B common shares effected in the form of a 50% share distribution paid on February 17, 2004 to shareholders of record on January 26, 2004. All share and per share amounts included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to show the effects of the stock split.

On September 30, 2003, the Company acquired the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman. The purchase price was $152 million. The acquired business is a separate reporting segment, Components, and is a manufacturer of motion control and data transmission devices. Its principal products are electrical and fiber optic slip rings, brushless D.C. motors and electromechanical actuators.

On September 16, 2003, the Company completed the sale of 3,018,750 shares of Class A common stock at $25.33 per share. The Company used the net proceeds of $72 million to pay a portion of the Poly-Scientific purchase price.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Net sales increased 23% to $234 million in the second quarter of 2004 from $190 million in the second quarter of 2003. The acquisition of Poly-Scientific provided an incremental $33 million of sales in the second quarter of 2004. The remaining $11 million sales increase was generated by an $11 million increase in Industrial Controls and $3 million increase in Aircraft Controls, offset by a $3 million decrease in Space Controls. Net sales increased 24% to $460 million in the first half of 2004 from $370 million in the first half of 2003. The Poly-Scientific acquisition provided an incremental $64 million of sales in the first half of 2004. Sales increased $18 million in Industrial Controls and $12 million in Aircraft Controls, while sales decreased $3 million in Space Controls.

Gross margins increased to 31.6% of sales in the second quarter of 2004 from 30.2% in the second quarter of 2003. Gross margins were positively impacted due to the U.S. Army's termination of the Comanche helicopter program, for which the Company reduced its loss reserves by $1.2 million, and higher throughput in Aircraft Controls and in Industrial Controls, particularly in Europe. Also, during the second quarter of 2004, the Company completed a major proposal effort for development on Boeing's 7E7, a next generation commercial aircraft. The costs associated with this effort are included in selling, general and administrative expenses. This activity consumed labor costs that otherwise would have been included, in part, in cost of sales resulting in improved gross margins for the second quarter. On a year-to-date basis, gross margins decreased slightly to 30.5% in 2004 from 30.7% in 2003. Year-to-date margins were negatively affected by weaker first quarter gross margins. In the first quarter of 2004, Components incurred a $1.8 million charge related to inventory sold during the first quarter that was stepped up to fair value as part of the Poly-Scientific acquisition and margins in Space Controls reflected establishment of a $1.8 million contract loss reserve for the recall and repair of attitude control valves. These factors were partially offset by a $1.8 million favorable scope change adjustment in the first quarter on a business jet development contract.

Estimated costs to complete are reviewed quarterly for substantially all contracts. For those contracts with anticipated losses at completion, a contract loss reserve is recorded when the loss becomes known. Additions to contract loss reserves, other than those from acquisitions, are reflected in the statement of earnings in cost of sales. Additions to contract loss reserves charged to cost of sales were $7.2 million in the first half of 2004. Approximately half of those additions relate to aircraft development contracts, primarily for business jets and unmanned aerial vehicles. Additional loss reserves were needed for business jets due to an unexpected schedule stretch-out as directed by the Company's customer. This contract will continue for at least the next fiscal year. The loss reserve for unmanned aerial vehicles is associated with a new development contract on which estimated costs will exceed anticipated revenues. This effort is expected to be substantially complete in 2005. One-fourth of the additions in the first half of 2004 relates to the recall and repair effort on attitude control valves used on satellites, for which a loss reserve was established during the first quarter of 2004. Approximately half of that effort was expended during the second quarter and the effort is expected to be substantially complete by the end of the third quarter of 2004. The balance of additions to loss reserves relates to a variety of smaller programs in the Space Controls and Components segments. Contract loss reserves were reduced by $9.3 million in the first half of 2004. The termination of the Comanche program eliminated the need for a $1.2 million reserve and, as noted above, progress was made on the recall and repair of attitude control values used on satellites, causing the reserve to decrease by $0.9 million. The remaining decrease in the reserves in the first half of 2004 relates to progress made on the remaining loss contracts, primarily business jet development contracts.

As a percentage of sales, selling, general and administrative expenses increased to 18.2% in the second quarter of 2004 from 16.0% in the second quarter of 2003. Selling, general and administrative expenses increased to 17.5% in the first half of 2004 from 16.2% in the first half of 2003. These increases primarily relate to the Company's bid and proposal efforts, principally on the next generation commercial aircraft development on Boeing's 7E7.

Operating margins decreased to 11.3% in the second quarter of 2004 from 11.8% in the second quarter of 2003. For the six months ended March 31, operating margins decreased to 11.1% in 2004 from 11.9% in 2003. Operating margins declined in Aircraft Controls and Space Controls and improved in Industrial Controls.

Interest expense decreased to $2.8 million in the second quarter of 2004 from $5.4 million in the second quarter of 2003. Interest expense decreased to $6.0 million in the first half of 2004 from $10.8 million in the first half of 2003. The decrease in interest expense is primarily due to lower interest rates including the effects of the redemption of the Company's $120 million 10% senior subordinated notes on May 1, 2003.

The Company's effective tax rate for the second quarter and first half of 2004 was 31.0% compared to 26.5% in the second quarter of 2003 and 27.7% in the first half of 2003. The effective tax rate was lower in 2003 due to additional export tax benefits associated with amended U.S. tax returns.

Net earnings increased 37% to $14 million in the second quarter of 2004 from $10 million in the second quarter of 2003, and increased 33% to $27 million in the first half of 2004 from $20 million in the first half of 2003. Diluted earnings per share increased 18% to $0.53 per share from $0.45 per share in the second quarter of 2003, and increased 16% to $1.01 per share in the first half of 2004 from $0.87 million in the first half of 2003. Average common shares outstanding for the second quarter and year-to-date in 2004 increased primarily as a result of the sale of 3,018,750 shares of Class A common stock on September 16, 2003.

Outlook - Net sales in 2004 are expected to increase 23% over 2003 to approximately $928 million, including $130 million related to the acquisition of Poly-Scientific. Sales are expected to increase in Industrial Controls and are expected to remain fairly consistent in Aircraft Controls and Space Controls. Operating margins are forecasted to remain at the 11.6% level achieved in 2003. The Company is forecasting that Industrial Controls will have a positive impact on margins compared to 2003, offset by lower margins in Space Controls and Aircraft Controls. Operating margins for Components are expected to be close to the average overall margin. Diluted net earnings per share are expected to be approximately $2.17 in 2004, an 18% increase over 2003.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Aircraft Controls

(dollars in millions)	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net sales - military aircraft	$71.2	$62.2	$141.0	$113.9
Net sales - commercial aircraft	30.5	36.8	63.3	78.3
	$101.7	$99.0	$204.3	$192.2
Operating profit	$15.6	$17.3	$32.5	$35.0
Operating margin	15.4%	17.5%	15.9%	18.2%

Net sales in Aircraft Controls increased 3% in the second quarter of 2004 to $102 million from $99 million in the second quarter of 2003. Military aircraft sales increased $9 million to $71 million, while commercial aircraft sales decreased $6 million to $30 million. Two-thirds of the increase in military aircraft sales related to flight controls on the F-35 Joint Strike Fighter cost-plus development program. Since the beginning of the development program with Lockheed Martin, the Company has been teamed with key partners in the design of the flight controls for the F-35. As the contract lead for the flight controls, the Company's sales include costs incurred and invoiced by its partners, whose contributions relative to the Company's will account for approximately half of the total development costs over the duration of this phase of the program that is expected to run through 2008. Sales activity on the Joint Strike Fighter continued its high level for the Company's team partners from the first quarter of 2004 into the second quarter. However, this activity level is expected to trend down to an average of approximately $10 million per quarter for the remainder of 2004 as the Company and its partners complete major milestones. Military aircraft sales also increased $2 million on the V-22 Tilt Rotor Osprey program as the program continues to ramp up production as a result of recent successful flight testing. Over $3 million of the decrease in commercial aircraft sales relates to declining work on business jet development programs until production ramps up. In addition, Boeing OEM sales decreased $2 million, resulting from reduced hardware requirements of Boeing in 2004.

Net sales increased 6% in the first half of 2004 to $204 million from $192 million in the first half of 2003. Military aircraft sales increased $27 million to $141 million, while commercial aircraft sales decreased $15 million to $63 million. Over half of the increase in military aircraft sales relates to the high level of activity on the Joint Strike Fighter program, primarily from the Company's team partners. Military aircraft sales also increased $3 million on the F/A-18E/F fighter aircraft program due to increased shipments associated with increasing demand for the Company's hardware as production quantities of this aircraft continue to increase at Boeing. Sales increased $2 million for military engine controls as production quantities have increased for various military fighter aircraft including the F-18, and increased $2 million on the V-22 Tilt Rotor Osprey program, for which aircraft production is slowly ramping up. Nearly half of the decrease in commercial aircraft sales was for Boeing OEM sales, as cost input was soft related to weak commercial airplane demand at Boeing. Sales on business jet development programs decreased $4 million as major programs are nearing completion. In addition, commercial aircraft aftermarket sales decreased $3 million as last year's sales included a special spares order from one of the Company's Pacific airline aftermarket customers.

Operating margins for Aircraft Controls decreased to 15.4% in the second quarter of 2004 from 17.5% in the second quarter of 2003. Operating margins decreased to 15.9% in the first half of 2004 from 18.2% in the first half of 2003. These decreases reflect a higher proportion of sales on the F-35 Joint Strike Fighter program, which is primarily a cost-plus contract with very little fee income. Sales on the F-35 program were 18% of Aircraft Controls sales in the second quarter and 17% year-to-date in 2004 compared to 11% in the second quarter and first half of 2003. In addition, during 2004, the Company incurred significant bid and proposal expenses associated with next generation commercial aircraft development on Boeing's 7E7. Partially offsetting these decreases is the reversal of $1 million of loss reserves on the Comanche program that was terminated during the second quarter of 2004 as no future operating losses will be incurred.

Twelve-month backlog for Aircraft Controls was $230 million at March 31, 2004 compared to $238 million at March 31, 2003 reflecting declining development effort on the F-35 Joint Strike Fighter.

Outlook for Aircraft Controls - Net sales in Aircraft Controls in 2004 are expected to be $405 million compared to $404 million in 2003; however, there will be some differences in product mix. Military aircraft sales, in particular those for fighter aircraft programs including the F-35, are expected to increase, while commercial aircraft sales, most notably Boeing OEM sales, are expected to decrease. Operating margins are expected to be 16.0% in 2004 compared to 17.4% in 2003, reflecting the higher proportion of sales on the F-35 cost-plus contract and significant bid and proposal expenses for Boeing's 7E7 development in 2004.

Space Controls

(dollars in millions)	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net sales	$19.4	$21.6	$41.3	$44.7
Operating profit (loss)	$(1.2)	$(0.1)	$(2.1)	$1.2
Operating margin	(6.4%)	(0.3%)	(5.0%)	2.8%

Net sales in Space Controls decreased 11% to $19 million in the second quarter of 2004 from $22 million in the second quarter of 2003. The decrease in sales consists of a $2 million decrease on missile defense programs, for which work continues, but at a more modest level, and $1 million on controls for satellites. In the first quarter of 2004, due to a manufacturing quality problem, the Company recalled certain attitude control valves used on satellites. To address this situation, the Company diverted personnel from other revenue-generating programs to the recall and repair efforts in the second quarter. The recall and repair efforts are expected to be substantially completed in the third quarter.

Net sales in Space Controls decreased 8% to $41 million in the first half of 2004 from $44 million in the first half of 2003. Sales decreased $5 million for controls on missile defense programs and decreased $3 million on controls for satellites for similar reasons as stated above. These decreases were partially offset by a $5 million increase in sales of controls for tactical missiles on programs including Maverick, Hellfire and VT-1 due to strong cost inputs in the first quarter of 2004. In the second quarter of 2004, the Company's activity level on tactical missile programs returned to a level that the Company expects to sustain throughout the remainder of the year.

Operating margins for Space Controls decreased to a (6.4%) loss in the second quarter of 2004 compared to break-even in the second quarter of 2003. The operating loss resulted from lower sales volume on satellites in addition to encountering $0.6 million of qualification test problems on two satellite contracts for mechanical actuation controls. While the cost impact is fully captured in the second quarter, rework efforts are expected to be completed during 2004. Operating margins for Space Controls decreased to a (5.0%) loss in the first half of 2004 compared to a 2.8% profit in the first half of 2003 reflecting the manufacturing difficulties on satellites contracts. Management has reviewed and addressed circumstances that led up to these problems and believes that these incidents are not reflective of work performed on other satellite contracts.

Twelve-month backlog for Space Controls was $68 million at March 31, 2004 compared to $53 million at March 31, 2003 and relates to increasing order input for launch vehicles and satellites.

Outlook for Space Controls - Net sales in Space Controls in 2004 are expected to be $86 million compared to $84 million in 2003. The slight increase reflects a shift in sales towards tactical and strategic missiles, partially offset by lower sales in missile defense, launch vehicle and satellite programs related to lower levels of activity. A (2.4%) operating loss is anticipated in Space Controls in 2004, reflecting the difficulties experienced in the first half of the year and a recovery to break-even in the second half of the year.

Industrial Controls

(dollars in millions)	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net sales	$80.1	$69.4	$150.5	$132.8
Operating profit	$8.1	$5.2	$14.1	$8.0
Operating margin	10.2%	7.4%	9.4%	6.0%

Net sales in Industrial Controls increased 15% to $80 million in the second quarter of 2004 from $69 million in the second quarter of 2003. Strong sales to international industrial customers was partly offset by a decline in the quarter of $5 million of sales in U.S. military ground vehicles and entertainment platforms. The decrease in the U.S. military ground vehicle business relates to the timing of funding by the Department of Defense while the decline in sales on entertainment platforms is associated with a market that is presently very slow. Excluding these declines in these niche markets, industrial sales increased by $7 million, or 11.6%. The effect of the stronger foreign currencies relative to the U.S. dollar adds another $8 million of sales in the second quarter of 2004, or approximately half of the increase in the growth markets. Noticeable growth in sales of industrial controls was seen in plastics making machinery and in heavy industry markets. Sales for controls for plastics making machinery increased $3 million. Seventy percent of the Company's sales of controls for plastics are in Europe, where the business is strong. In Asia, demand continues for injection molding machines that make compact discs. Sales in heavy industry, which is mostly steel mill gauge controls and equipment, increased $2 million, resulting from increased demand for steel in China for the continuing construction of new steel mills possibly reflecting a cyclical surge. Sales of industrial controls through distributors were strong, increasing $2 million. Sales increased $1 million in the developing metal forming market, which includes controls for large presses. Aftermarket sales also increased $1 million.

Net sales in Industrial Controls increased 13% to $150 million in the first half of 2004 from $133 million in the first half of 2003. Excluding a $10 million decline in sales in U.S. military ground vehicles and entertainment platforms, as described above, industrial sales increased by approximately $12 million, or 9.8%, in the first half of 2004 compared to the first half of 2003. Stronger foreign currencies relative to the U.S. dollar in the first half of 2004 add another $16 million in sales, more than half of the increase in growth markets. Sales in the second quarter by growth market were also strong on a six-month basis, due to increases of $5 million for sales of controls for plastics making machinery, $4 million of industrial controls through distributors, $3 million in heavy industry, $3 million in the metal forming equipment market and $2 million in aftermarket sales.

Operating margins for Industrial Controls increased to 10.2% in the second quarter of 2004 from 7.4% in the second quarter of 2003. Operating margins for Industrial Controls increased to 9.4% in the first half of 2004 from 6.0% in the first half of 2003. These improvements primarily resulted from higher sales volume in Europe and in the Pacific. In addition, during the first quarter of 2003, the Company incurred $0.8 million to move the radial piston pump business acquired from Bosch in 2001 to another facility in Germany.

Twelve-month backlog for Industrial Controls was $90 million at March 31, 2004 compared to $73 million at March 31, 2003. Forty percent of the increase in backlog relates to stronger foreign currencies relative to the U.S. dollar. Backlog is also increasing in Industrial Controls due to the strengthening global industrial economy.

Outlook for Industrial Controls - Net sales in Industrial Controls are expected to increase 4% in 2004 to $307 million, reflecting stronger foreign currencies relative to the U.S. dollar and the recovery in the industrial hydraulics industry particularly in Europe and in the Pacific, offset by decreases in the U.S. ground vehicle and entertainment platform markets. The Company expects sales to increase in the plastics, heavy industry and metal forming markets in addition to increases in sales of industrial controls through distributors. Operating margins in Industrial Controls are expected to increase to 9.8% in 2004 from 6.3% in 2003 primarily as a result of stronger sales volume.

Components

(dollars in millions)	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2004	2004
Net sales	$32.9	$64.0
Operating profit	$4.0	$6.7
Operating margin	12.2%	10.4%

The Components segment was established at the beginning of the first quarter of 2004 as a result of the September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems, Inc. Net sales were $33 million in the second quarter and $64 million in the first half of 2004. Nearly half of six-month sales were for products used in applications for aircraft, about 44% were for industrial products, including medical products, and the remainder was for products used in space applications. Aftermarket sales were more than 20% of total sales.

Operating margins were 12.2% in the second quarter and 10.4% in the first half of 2004. The year-to-date margins include $1.8 million related to the step-up in inventory as part of acquisition accounting that will only affect the first quarter of 2004.

Twelve-month backlog for Components was $46 million at March 31, 2004 and December 31, 2003.

Outlook for Components - Net sales in Components are expected to be $130 million in 2004, with operating margins of 11.3%.

FINANCIAL CONDITION AND LIQUIDITY

(dollars in millions)	Six Months Ended March 31,

	2004	2003
Net cash provided (used) by:
Operating activities	$66.8	$34.2
Operating activities	(165.5)	(15.0)
Financing activities	54.4	(14.5)

The Company focuses on the amount of free cash flow, defined as net cash provided by operating activities less cash paid for capital expenditures, it generates. The Company believes free cash flow is a useful measure to investors because it shows the Company's ability to generate cash from its core business for purposes such as reducing debt and funding future acquisitions.

(dollars in millions)	Six Months Ended March 31,

	2004	2003
Net cash provided by operating activities	$66.8	$34.2
Cash paid for capital expenditures	(13.5)	(15.1)
Free cash flow	$53.3	$19.1

During the first half of 2004, the Company generated free cash flow of $53 million compared to $19 million in the first half of 2003. Free cash flow in the first half of 2004 results in part from several unique operating events discussed below. The Company expects to generate approximately $65 million of free cash flow in 2004.

Approximately one-third of the increase in net cash provided by operating activities in 2004 relates to higher earnings adjusted for non-cash charges such as depreciation and amortization and provisions for losses. Depreciation and amortization was $18 million in the first half of 2004 compared to $14 million in the first half of 2003. The increase in net cash provided by operating activities also resulted from strong collections of receivables, including $7 million primarily associated with a scope change negotiation related to a business jet contract and a $4 million upfront cash receipt of insurance proceeds from a fire in one of the Company's German facilities which caused minor damage. Although approximately $6 million of inventory was destroyed in this leased facility, the Company expects that its insurance claim will also approximate $6 million. Accordingly, no gain or loss has been recorded related to these casualty losses. Operations were affected for approximately ten business days but shipments of the Company's radial piston pumps have resumed to normal levels. These sources of cash were partially offset as the Company made approximately $12 million more in contributions to its pension plans in 2004 compared to 2003.

During the first half of 2004, customer advances increased $6 million contributing to the Company's strong free cash flow. The principal reason for this increase relates to an advance received from Boeing on the F/A-18E/F program. This advance will be used by the Company to make design changes and manufacturing improvements that will lower the Company's costs of production and, therefore, prices to the customer. Comparatively, during the first half of 2003, customer advances increased $5 million.

Net cash used by investing activities in 2004 includes the $152 million purchase price for the Poly-Scientific acquisition. Capital expenditures were $17 million in the first half of 2004, including $4 million of assets acquired under capital leases, compared to $16 million in the first half of 2003.

Net cash provided by financing activities in 2004 includes $80 million of borrowings used to pay a portion of the purchase price for the Poly-Scientific acquisition. The remainder of the purchase price was paid with proceeds from the sale of Class A Common Stock late in 2003.

CAPITAL STRUCTURE AND RESOURCES

The Company maintains bank credit facilities to fund its short and long-term capital requirements, including for acquisitions. From time to time, the Company also sells equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

The Company's largest credit facility is its U.S. facility that consists of a $75 million term loan and a $315 million revolver that had balances of $60 million and $247 million, respectively, at March 31, 2004. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which is currently 175 basis points and will decrease to 150 basis points in May 2004 as a result of the Company's improved leverage. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million. The credit facility is secured by substantially all of the Company's U.S. assets.

The U.S. credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $250 million at March 31, 2004. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $40 million in any one fiscal year. Adjusted EBITDA is defined in the agreement as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. At March 31, 2004, the Company was in compliance with all covenants.

The U.S. credit facility provides that the undertaking of additional debt financing in certain circumstances will require the consent of lenders representing a majority of the total credit facility commitments. In recent years, the Company has demonstrated its ability to secure consents and modifications to access debt and capital markets. In addition, the Company has shown strong, consistent financial performance. Management believes that it will be able to undertake additional debt or equity financing as needed.

At March 31, 2004, the Company had $85 million of unused borrowing capacity, including $59 million from the U.S. credit facility.

Long-term debt to capitalization was 40% at March 31, 2004 compared to 35% at September 27, 2003. The ratio was unusually low at September 27, 2003 due to receiving proceeds from an equity offering prior to year end that were used to pay a portion of the purchase price of the Poly-Scientific acquisition just after year end.

The Company believes its cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet its operating needs for 2004.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on its results of operations or financial condition.

Contractual Obligations and Commercial Commitments

The Company's contractual obligations and commercial commitments have not changed materially from the disclosures in the Company's Form 10-K for the year ended September 27, 2003 except with respect to the Company's acquisition of Poly-Scientific. The financing of the acquisition included $80 million of additional borrowings on the Company's credit facility and a $21 million bridge loan. The Components segment, acquired on September 30, 2003, also had purchase obligations that the Company assumed at that date of $11 million, primarily due in 2004 and 2005.

ECONOMIC CONDITIONS AND MARKET TRENDS

Military Aerospace and Defense

Nearly half of the Company's sales relate to global military defense or government funded programs. The duration of a military program can be as long as a decade or more and the barriers to entry are significant once the Company is baselined on a program. Contract awards are typically in annual buys and associated aftermarket business can be significant. Most of these sales are within Aircraft Controls and Space Controls.

Military programs are subject to funding through defense budgets and appropriations. Although U.S. Defense spending has increased measurably in recent years and is also forecasted to continue to increase, this spending is subject to annual Congressional authorization in addition to the changing priorities of new or different administrations. Further, if the particular area of program spending by the Department of Defense (DoD) does not include the programs on which the Company participates, the fact that overall spending is increasing is not relevant to the Company. Procurement and research and development spending by the DoD is what is relevant to the Company, and that accounts for only 36% of the 2004 DoD budget. During the second quarter of 2004, the RAH-66 Comanche helicopter program was terminated. The termination reduced revenue projections by nearly $3 million in 2004 alone. The Company is also affected by delays in depot maintenance funding on U.S. programs such as the F-15 Eagle and the UH-60 Black Hawk helicopter for which the Company performs repair services.

The satellite and related launch vehicle markets are soft at present due to overcapacity for high-speed telephone and internet communication. Activity is slowing down on the Space Shuttle program as the program stretches out and the restart of the launch schedule is delayed. As a result, the Company's contract for the refurbishment of the Space Shuttle flight will stretch out into 2008 compared the previous targeted completion in 2006.

Industrial

Approximately one-third of the Company's sales are generated in industrial markets. Contract lead times are measured in weeks resulting in a relatively small backlog and difficulty in forecasting sales with reasonable certainty. Diversification of customers, product applications and geography help to soften the impact of sales changes within this portfolio of products. Industrial markets appear to be rebounding from the downturn of the past couple of years, particularly in Europe and in the Pacific. Demand is strong for injection molding machines, especially in Asia, and steel mills are being constructed in China, increasing demand for steel mill gauge controls.

The U.S. military has a current focus on updating its flight training simulation capabilities, including the Army's Flight School XX1, a flight school for the 21st century, and plans to spend $1 billion on simulation over the next twenty years. The Army's simulators use hydraulic equipment that is near end of life or in need of refurbishment, and electronic upgrades are difficult due to the age of the equipment. The Company has positioned itself to be able to develop electric motion systems with capabilities of hydraulic systems in addition to providing hydraulic systems. The Company has received orders and has more opportunities for this business that the Company classifies within Industrial Controls.

Commercial Aircraft

Nearly fifteen percent of the Company's sales are on commercial aircraft programs. The commercial aircraft industry has been in an economic downturn since 2001. Air travel has since slowly increased, but not up to the level prior to this downturn. Boeing Commercial is an important customer of the Company, representing approximately 4% of the Company's sales, down from over 10% a few years ago. In the business jets market, the Company's flight controls have been baselined on a couple of newer jets approaching their initial production phases.

Foreign Currencies

The Company is affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls. One-third of the Company's sales is denominated in foreign currencies including the Euro, Japanese yen and British pound. During the first half of 2004, these foreign currencies have strengthened against the U.S. dollar and have benefited the Company in the translation of the results of the Company's foreign subsidiaries into U.S. dollars.

CRITICAL ACCOUNTING POLICIES

There have been no changes in the current year regarding the policies disclosed in the 2003 Form 10-K. An additional critical accounting policy affecting the presentation of the Company's 2004 financial statements involves the allocation of the $152 million purchase price of the September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Corporation. Due to the significance of this acquisition, the Company engaged independent appraisal consultants to assist in the determination of the value of certain assets including real estate, tangible personal property and intangible assets other than goodwill. Value of intangible assets was ascribed to customer relationships, backlog, engineering drawings, patents and patent applications. The valuations were performed primarily using applicable discounted cash flow models. These appraisals support the conclusion that intangible assets other than goodwill had a value of $7 million, or 4% of the purchase price. The resulting goodwill was $94 million, or 62% of the purchase price, reflecting the strong cash flows of the acquired operations.

RECENT ACCOUNTING PRONOUNCEMENTS

As of December 31, 2003, the Company adopted FIN 46 R, "Consolidation of Variable Interest Entities," revised in December 2003. The Company is the primary beneficiary of two variable interest entities and has accordingly consolidated these entities beginning December 31, 2003. The Company leases land and buildings from these variable interest entities that own the land and buildings and have the related debt. In the initial consolidation as of December 31, 2003, the Company recorded land and buildings, net of depreciation, of $13.5 million and long-term debt, including current installments, of $9.3 million and reduced other assets by $4.3 million. The cumulative effect of this accounting change was immaterial and is included in other expense.

In December 2003, the FASB issued SFAS No. 132 R (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires revisions to employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS No. 87 or SFAS No. 106. The interim period disclosure requirements were applied in the Company's second quarter of 2004 and the annual disclosure requirements will be effective for 2004.

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

Part II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(c)

On January 2, 2004, all outstanding shares of the Company's Series B Preferred Stock, consisting of 83,771 shares, were automatically converted by their terms into 16,182 shares of Class A Common Stock of the Company. The shares issued on conversion were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section (a)(9).

(d)	The following table summarizes the Company's purchases of it common stock for the quarter ending March 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or) Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

January 1-31, 2004	6,150	$32.51	N/A	N/A
February 1-29, 2004	5,345	$37.43	N/A	N/A
March 1-31, 2004	6,500	$32.41	N/A	N/A

Total	17,995	$33.94	N/A	N/A

(1)	The issuer's purchases during the periods covered by this report represent purchases of shares from the Moog Inc. Savings and Stock Ownership Plan.
(2)

In connection with the exercise and vesting of stock options, the Company from time to time accepts delivery of shares to pay the exercise price of employee stock options. The Company does not otherwise have any plan or program to purchase its common stock.

Item 4.        Submission of Matters to a Vote of Security Holders
The Company's Annual Meeting of Shareholders was held on January 14, 2004. The following matters were submitted to a vote of security holders at the Annual Meeting.

a.	The nominees to the Board of Directors were elected based on the following shares voted:
			Authority
Nominee		For	Withheld
Class A
	Robert R. Banta	13,722,321	329,524

Class B
	Kraig H. Kayser	2,002,508	25,548
	Robert H. Maskrey	2,012,018	16,038
	Albert F. Myers	2,007,691	20,365
	Raymond W. Boushie	2,004,191	23,865

The term of office of the following directors continued after the Annual Meeting: Richard A. Aubrecht, John D. Hendrick and Brian J. Lipke (Class B directors through 2006); Joe C. Green (Class B director through 2005); Robert T. Brady (Class A director through 2005); and James L. Gray (Class A director through 2006).

b.	An amendment to the Company's Restated Certificate of Incorporation to increase the maximum number of the Board of Directors from 9 to 15 was approved based on the following shares voted:

	Class A*: For, 1,382,126; Against, 22,242; Abstain, 816;
	Class B: For, 2,004,955; Against, 21,897; Abstain, 1,204.

c.	The appointment of Ernst & Young LLP as auditors was approved based on the following shares voted:

	Class A*: For, 1,383,288; Against, 21,111; Abstain, 786;
	Class B: For, 2,009,667; Against, 12,518; Abstain, 5,871.

	The foregoing results are based on the number of shares voted. Each share of Class A Common Stock is entitled to a one-tenth vote per share; each share of Class B Common Stock is entitled to one vote per share.

	*Each share of Class A Common Stock is entitled to a one-tenth vote per share on this proposal.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits
	10.1	Modification No. 2 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of March 5, 2004.

	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 14, 2004, the Company filed a report on Form 8-K reporting prepared remarks made at the annual meeting on January 14, 2004.

On January 15, 2004, the Company filed a report on Form 8-K reporting the issuance of a press release announcing that its Board of Directors approved a three-for-two stock split of its Class A and Class B common shares to be effected in the form of a 50% stock dividend payable on February 17, 2004 to shareholders of record on January 26, 2004.

On February 2, 2004, the Company furnished a report on Form 8-K relating to the report of its financial results for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
(Registrant)

Date: May 13, 2004	By	/s/ Robert T. Brady
Robert T. Brady
Chairman
Chief Executive Officer

Date: May 13, 2004	By	/s/ Robert R. Banta
Robert R. Banta
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: May 13, 2004	By	/s/ Donald R. Fishback
Donald R. Fishback
Controller
(Principal Accounting Officer)

Exhibit Index

10.1	Modification No. 2 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of March 5, 2004.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.