Form 10-Q/A
period 2004-08-02
MOOG INC
filed 2004-08-02
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

        This amendment to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed with the Securities and Exchange Commission on May 13, 2004 is being filed to amend footnote 3 to the financial statements found in Item 1 of Part I of the Form 10-Q and the section entitled "Critical Accounting Policies" contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is Item 2 of Part I of the Form 10-Q. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the complete text of Item 1 and Item 2, as amended, is included herein.

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

After consideration of all types of intangibles that are typically associated with an acquired business, including those referenced in SFAS 141, a portion of the purchase price was ascribed only to those applicable identifiable intangible assets that had value. Customer relationships were valued using the discounted cash flow projections from new customers considering that many of Poly-Scientific's customers were already customers of the Company. Backlog was valued using the projected operating profit for firm customer orders after return on requisite assets, which provides for an annual return on net working capital, fixed assets, and intangible assets needed to support production. Patents and engineering drawings were valued with consideration given to the fact that the intellectual property is not a predominant business driver using an estimate of costs, including royalties, that were otherwise avoided due to the acquisition of such intellectual property with the assets of the acquired business. Based on these valuations, the Company's management concluded that intangible assets other than goodwill had a value of $6,810, or 4% of the purchase price.

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

The resulting goodwill was $93,760, or 62% of the purchase price, reflecting the strong forecasted operating margins and related cash flows of the acquired operations. These strong margins are attributed to the niche markets that Poly-Scientific serves, in addition to their operational excellence. The acquired business has become a separate reporting segment, Components, and the entire amount of goodwill is included in that segment. The goodwill from this acquisition is deductible over fifteen years for tax purposes.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business for the three and six months ended March 31, 2003 as if the acquisition took place at the beginning of the fiscal year. The pro forma consolidated results include the impact of adjustments, including amortization of intangibles, increased interest expense on acquisition debt, additional shares of common stock outstanding and related income tax effects, among others. Pro forma net earnings for the six months ended March 31, 2003 also include $1,087 of expense related to the step-up inventory, all of which was assumed to be incurred in the first quarter following the acquisition as inventory turns over in one quarter.

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

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Aircraft Controls
(dollars in millions)	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net sales - military aircraft	$71.2	$62.2	$141.0	$113.9
Net sales - commercial aircraft	30.5	36.8	63.3	78.3
	$101.7	$99.0	$204.3	$192.2
Operating profit	$15.6	$17.3	$32.5	$35.0
Operating margin	15.4%	17.5%	15.9%	18.2%

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

Space Controls
(dollars in millions)	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net sales	$19.4	$21.6	$41.3	$44.7
Operating profit (loss)	$(1.2)	$(0.1)	$(2.1)	$1.2
Operating margin	(6.4%)	(0.3%)	(5.0%)	2.8%

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

Industrial Controls
(dollars in millions)	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net sales	$80.1	$69.4	$150.5	$132.8
Operating profit	$8.1	$5.2	$14.1	$8.0
Operating margin	10.2%	7.4%	9.4%	6.0%

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

Components
(dollars in millions)	Three months ended March 31,	Six months ended March 31,
	2004	2004
Net sales	$32.9	$64.0
Operating profit	$4.0	$6.7
Operating margin	12.2%	10.4%

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

Twelve-month backlog for Components was $46 million at March 31, 2004 and December 31, 2003.

Outlook for Components - Net sales in Components are expected to be $130 million in 2004, with operating margins of 11.3%.

FINANCIAL CONDITION AND LIQUIDITY

(dollars in millions)	Six months ended March 31,
	2004	2003
Net cash provided (used) by:
Operating activities	$66.8	$34.2
Investing activities	(165.5)	(15.0)
Financing activities	54.4	(14.5)

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

The U.S. military has a current focus on updating its flight training simulation capabilities, including the Army's Flight School XX1, a flight school for the 21st century, and plans to spend $1 billion on simulation over the next twenty years. The Army's simulators use hydraulic equipment that is near end of life or in need of refurbishment, and electronic upgrades are difficult due to the age of the equipment. The Company has positioned itself to be able to develop electric motion systems with capabilities of hydraulic systems in addition to providing hydraulic systems. The Company has received orders and has more opportunities for this business that we classify within Industrial Controls.

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

CRITICAL ACCOUNTING POLICIES

There have been no changes in the current year regarding the policies disclosed in the 2003 Form 10-K. An additional critical accounting policy affecting the presentation of the Company's 2004 financial statements involves the allocation of the $152 million purchase price of the September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Corporation. The value of the intangible assets acquired in the Poly-Scientific acquisition was ascribed to customer relationships, backlog, engineering drawings, patents and patent applications. Valuations of these assets were performed primarily using applicable discounted cash flow models. These valuations support the conclusion that intangible assets other than goodwill had a value of $7 million, or 4% of the purchase price. The resulting goodwill was $94 million, or 62% of the purchase price, reflecting the strong cash flows of the acquired operations.

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

Moog Inc.
(Registrant)

Date: August 2, 2004	By	/s/ Robert T. Brady
Robert T. Brady
Chairman
Chief Executive Officer

Date: August 2, 2004	By	/s/ Robert R. Banta
Robert R. Banta
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2004	By	/s/ Donald R. Fishback
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