Form 10-Q
period 2004-06-30
MOOG INC
filed 2004-08-16
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes X No __

The number of shares outstanding of each class of common stock as of August 6, 2004 were:

Class A Common Stock, $1.00 par value                22,911,358  shares

Class B Common Stock, $1.00 par value                  2,780,482  shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

MOOG INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	June 30,	September 27,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,614	$77,491
Receivables	256,949	262,094
Inventories	191,043	170,578
Other current assets	52,607	42,036
TOTAL CURRENT ASSETS	546,213	552,199

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $293,216 and $277,624, respectively	246,449	208,169
GOODWILL	289,060	194,937
INTANGIBLE ASSETS, net	16,063	10,949
OTHER ASSETS	26,306	25,326

TOTAL ASSETS	$1,124,091	$991,580

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$885	$10,140
Current installments of long-term debt	18,751	15,607
Accounts payable	52,136	47,159
Accrued liabilities	104,703	98,952
Contract loss reserves	13,855	16,147
Customer advances	29,290	23,418
TOTAL CURRENT LIABILITIES	219,620	211,423

LONG-TERM SENIOR DEBT, excluding current installments	309,885	230,913
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	91,433	91,324
DEFERRED INCOME TAXES	37,684	31,953
OTHER LONG-TERM LIABILITIES	2,168	1,819
TOTAL LIABILITIES	660,790	567,432

SHAREHOLDERS' EQUITY
Preferred stock	-	100
Common stock	30,490	30,488
Other shareholders' equity	432,811	393,560
TOTAL SHAREHOLDERS' EQUITY	463,301	424,148
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,124,091	$991,580

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net sales	$238,652	192,924	$698,706	$562,655
Cost of sales	165,868	131,247	485,565	387,426
Gross profit	72,784	61,677	213,141	175,229

Research and development	7,706	7,763	21,972	23,060
Selling, general and administrative	40,800	34,831	121,233	94,711
Interest	2,851	3,519	8,870	14,302
Other	(22)	810	866	612

Earnings before income taxes	21,449	14,754	60,200	42,544

Income taxes	6,647	3,983	18,657	11,691

Net earnings	$14,802	10,771	$41,543	$30,853

Net earnings per share
Basic	$.57	.47	$1.60	$1.35
Diluted	$.56	.46	$1.57	$1.34

Average common shares outstanding
Basic	25,909,987	22,808,657	25,923,073	22,769,652
Diluted	26,406,305	23,167,241	26,454,997	23,093,667

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$41,543	$30,853
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	26,508	21,796
Other	22,070	(4,168)
NET CASH PROVIDED BY OPERATING ACTIVITIES	90,121	48,481

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	(152,019)	-
Purchase of property, plant and equipment	(20,759)	(20,744)
Other	1,465	230
NET CASH USED BY INVESTING ACTIVITIES	(171,313)	(20,514)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of notes payable	(9,780)	(4,269)
Net proceeds from revolving lines of credit	82,000	75,000
Proceeds from long-term debt	22,655	35,340
Payments on senior subordinated notes	-	(120,000)
Payments on long-term debt other than senior subordinated notes	(35,054)	(10,548)
Purchase of stock held by Stock Employee Compensation Trust	(13,752)	-
Other	1,681	1,487
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	47,750	(22,990)

Effect of exchange rate changes on cash	1,565	780
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,877)	5,757
Cash and cash equivalents at beginning of period	77,491	15,952
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,614	$21,709

CASH PAID FOR:
Interest	$5,654	$19,386
Income taxes	1,967	3,965

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital leases	$3,864	$426

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2004

(Unaudited)
(dollars in thousands, except per share data)

1.     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of June 30, 2004 and September 27, 2003 and the results of its operations for the three and nine months ended June 30, 2004 and 2003 and its cash flows for the nine months ended June 30, 2004 and 2003. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 27, 2003. All references to years in these financial statements are to fiscal years.

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

In December 2003, the FASB issued SFAS No. 132 R (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires revisions to employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS No. 87 or SFAS No. 106. The interim period disclosure requirements were applied beginning in the Company's second quarter of 2004 and the annual disclosure requirements will be effective for 2004.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. This preliminary purchase price allocation will be finalized during fiscal 2004 after the Company completes its review of assets. The Company does not expect this review to have a material impact on the purchase price allocation.

Current assets	$38,829
Property, plant and equipment	23,983
Goodwill	92,650
Intangible assets	6,810
Total assets acquired	162,272
Total liabilities assumed	(10,253)
Net assets acquired	$152,019

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

The resulting goodwill was $92,650, or 61% of the purchase price, reflecting the strong forecasted cash flows of the acquired operations. The acquired business has become a separate reporting segment, Components, and the entire amount of goodwill is included in that segment. The goodwill from this acquisition is deductible over fifteen years for tax purposes.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business for the three and nine months ended June 30, 2003 as if the acquisition took place at the beginning of the fiscal year. The pro forma consolidated results include the impact of adjustments, including amortization of intangibles, increased interest expense on acquisition debt, additional shares of common stock outstanding and related income tax effects, among others. Pro forma net earnings for the nine months ended June 30, 2003 also include $1,087 of expense related to the step-up in inventory, all of which was assumed to be incurred in the first quarter following the acquisition as inventory turns over in one quarter.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(as reported)	(pro forma)	(as reported)	(pro forma)
Net sales	$238,652	$225,289	$698,706	$661,456
Net earnings	14,802	12,938	41,543	35,857
Basic earnings per share	$.57	$.50	$1.60	$1.39
Diluted earnings per share	$.56	$.49	$1.57	$1.37

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the three and nine months ended June 30, 2003. In addition, they are not intended to be a projection of future results.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net earnings, as reported	$14,802	$10,771	$41,543	$30,853
Less stock based employee compensation
expense determined under fair value
method	(253)	(302)	(701)	(1,187)
Net earnings, pro forma	$14,549	$10,469	$40,842	$29,666

Earnings per share:
Basic, as reported	$.57	$.47	$1.60	$1.35
Basic, pro forma	$.56	$.46	$1.58	$1.30
Diluted, as reported	$.56	$.46	$1.57	$1.34
Diluted, pro forma	$.55	$.45	$1.54	$1.28

5.     Inventories

Inventories consist of:

	June 30,	September 27,
	2004	2003
Raw materials and purchased parts	$61,691	$53,163
Work in process	94,894	82,537
Finished goods	34,458	34,878
	$191,043	$170,578

6.     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 30, 2004 are as follows:

	Aircraft	Space	Industrial
	Controls	Controls	Controls	Components	Total
Balance at September 27, 2003	$102,817	$36,664	$55,456	$-	$194,937
Acquisition	-	-	-	92,650	92,650
Foreign currency translation	-	-	1,473	-	1,473
Balance at June 30, 2004	$102,817	$36,664	$56,929	$92,650	$289,060

All acquired intangible assets other than goodwill are being amortized. The weighted-average amortization period is eight years for customer-related intangible assets, nine years for marketing-related intangible assets and ten years for technology-related and artistic-related intangible assets. In total, these intangible assets have a weighted-average life of nine years. Marketing-related intangible assets primarily consist of non-compete agreements. Technology-related intangible assets include patents, unpatented technology, software and trade secrets. Customer-related intangible assets primarily consist of customer relationships. Amortization of acquired intangible assets was $570 and $1,710 for the three and nine months ended June 30, 2004, respectively, and was $242 and $719 for the three and nine months ended June 30, 2003, respectively. Based on acquired intangible assets recorded at June 30, 2004, amortization is expected to be $2,278 in 2004, $1,650 in 2005, $1,398 in 2006, $1,109 in 2007 and $1,056 in 2008. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	June 30, 2004		September 27, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Marketing-related	$6,165	$(3,911)	$6,102	$(3,335)
Customer-related	5,847	(1,145)	681	(213)
Technology-related	3,029	(505)	1,348	(263)
Artistic-related	25	(7)	25	(5)
	$15,066	$(5,568)	$8,156	$(3,816)

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Warranty accrual at beginning of period	$3,512	$1,454	$2,292	$1,337
Additions from acquisition	-	-	827	-
Warranties issued during period	836	660	2,490	2,200
Adjustments to pre-existing warranties	-	31	230	31
Reductions for settling warranties	(938)	(783)	(2,545)	(2,290)
Foreign currency translation	5	66	121	150
Warranty accrual at end of period	$3,415	$1,428	$3,415	$1,428

8.     Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk associated with changes in interest rates that affect the amount of future interest payments. At June 30, 2004, the Company had outstanding interest rate swaps with a $180,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. Of the $180,000 notional amount, $90,000 matures in the second quarter of 2005, $55,000 matures in the second quarter of 2006 and $35,000 matures in the first quarter of 2007. Based on the applicable margin at June 30, 2004, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.5%, 4.1% and 3.8%, respectively, through their maturities, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin.

Activity in Accumulated Other Comprehensive Loss (AOCL) related to derivatives held by the Company during the first nine months of fiscal 2004 is summarized below:

	Before-Tax Amount	Income Tax	After-Tax Amount

Balance at September 27, 2003	$(1,610)	$614	$(996)
Net increase in fair value of derivatives	942	(355)	587
Net reclassification from AOCL into earnings	1,525	(585)	940
Balance at June 30, 2004	$857	(326)	531

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2004 or 2003. At June 30, 2004, the fair value of derivatives was a net asset of $522, most of which is included in other current assets and other assets. At September 27, 2003, the fair value of derivatives was a net liability of $1,956, most of which is included in accrued liabilities and other long-term liabilities.

9.     Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$2,748	$2,082	$8,458	$6,245
Interest cost	3,813	3,766	11,813	11,298
Expected return on plan assets	(4,383)	(3,780)	(13,583)	(11,341)
Amortization of prior service cost	249	269	773	807
Amortization of actuarial loss	365	57	1,130	173
Pension expense for defined benefit plans	2,792	2,394	8,591	7,182
Pension expense for defined
contribution plans	180	158	489	459
Total pension expense for U.S. plans	$2,972	$2,552	$9,080	$7,641

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$498	$478	$1,521	$1,299
Interest cost	773	679	2,307	1,956
Expected return on plan assets	(309)	(228)	(915)	(668)
Amortization of prior service cost	8	5	23	15
Amortization of transition obligation	26	45	79	128
Amortization of actuarial loss	192	202	571	603
Pension expense for defined benefit plans	1,188	1,181	3,586	3,333
Pension expense for defined
contribution plans	345	252	916	755
Total pension expense for non-U.S. plans	$1,533	$1,433	$4,502	$4,088

Net periodic benefit costs for the postretirement benefit plan consist of:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$55	$53	$165	$159
Interest cost	265	257	795	771
Amortization of transition obligation	98	99	293	294
Amortization of prior service cost	72	71	217	216
Amortization of actuarial loss	65	41	195	123
Net periodic postretirement benefit cost	$555	$521	$1,665	$1,563

During the nine months ended June 30, 2004, the Company made contributions to its defined benefit pension plans of $33,555. The Company presently anticipates contributing approximately $4,000 in the fourth quarter of 2004 to further fund its pension plans.

10.	Shareholders' Equity

The changes in shareholders' equity for the nine months ended June 30, 2004 are summarized as follows:

			Number of Shares
				Class A	Class B
			Preferred	Common	Common
		Amount	Shares	Stock	Stock
PREFERRED STOCK
Beginning of period		$100	100,000
Conversion of Preferred Stock
to Class A Common Stock		(100)	(100,000)
End of period		-	-

COMMON STOCK
Beginning of period		30,488		25,045,857	5,442,468
Conversion of Class B to Class A		-		99,675	(99,675)
Cancellation of fractional shares in stock split		-		(549)	(186)
Adjustment for activity after record
date of stock split		2		2,802	-
End of period		30,490		25,147,785	5,342,607

ADDITIONAL PAID-IN CAPITAL
Beginning of period		196,184
Issuance of Treasury shares at more than cost		1,837
Conversion of Preferred Stock to
Class A Common Stock		15
Cancellation of fractional shares in stock split		(16)
Adjustment to market - SECT		518
Adjustment for activity after record
date of stock split		(3)
Tax deduction adjustment for stock
option exercises		91
End of period		198,626

RETAINED EARNINGS
Beginning of period		265,706
Net earnings		41,543
Preferred stock dividends		(4)
End of period		307,245

TREASURY STOCK
Beginning of period		(39,262)	(16,229)	(2,416,497)	(2,206,674)
Treasury stock issued		641	-	185,078	2,693
Treasury stock purchased		(1,746)	-	(51,644)	-
Conversion of Preferred Stock
to Class A Common Stock		85	16,229	16,182	-
End of period		(40,282)	-	(2,266,881)	(2,203,981)

		Number of Shares
			Class A	Class B
		Preferred	Common	Common
	Amount	Shares	Stock	Stock
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	-			-
Purchase of SECT stock	(13,752)			(378,144)
Sale of SECT stock to SSOP Plan	750			20,000
Adjustment to market - SECT	(518)			-
End of period	(13,520)			(358,144)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(29,068)
Foreign currency translation adjustment	8,283
Reduction in accumulated loss on derivatives	1,527
End of period	(19,258)

TOTAL SHAREHOLDERS' EQUITY	$463,301	-	22,880,904	2,780,482

11.     Stock Employee Compensation Trust

Effective December 2, 2003, the Company established a Stock Employee Compensation Trust (SECT) to assist in administering and provide funding for employee stock plans and benefit programs. During the third quarter of 2004, the Company made a loan to the SECT that the SECT used to purchase outstanding shares of Class B common stock. The SECT purchased 252,369 shares from members of the Moog family for $9,174 and 125,775 shares from Seneca Foods Corporation for $4,578. These purchases were based on the ten-day average market price of the stock prior to the transaction date. In addition, the SECT sold 20,000 shares of Class B common stock to the Savings and Stock Ownership Plan for $750. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.

12.     Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Weighted-average shares outstanding-Basic	25,909,987	22,808,657	25,923,073	22,769,652
Dilutive effect of:
Stock options	496,318	342,402	526,530	307,833
Convertible preferred stock	-	16,182	5,394	16,182
Weighted-average shares outstanding-Diluted	26,406,305	23,167,241	26,454,997	23,093,667

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

13.     Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net earnings	$14,802	$10,771	$41,543	$30,853
Other comprehensive income (loss):
Foreign currency translation adjustments	124	4,973	8,283	10,611
Change in accumulated value of
derivatives, net of tax	1,491	(736)	1,527	(846)
Comprehensive income	$16,417	$15,008	$51,353	$40,618

The components of accumulated other comprehensive loss are as follows:

		March 31,	September 27,
		2004	2003
Cumulative foreign currency translation adjustments		$14,117	$5,834
Minimum pension liability adjustment		(33,906)	(33,906)
Accumulated gain (loss) on derivatives		531	(996)
Accumulated other comprehensive loss		$(19,258)	$(29,068)

14.     Segment Information

Below are sales and operating profit by segment for the three and nine months ended June 30, 2004 and 2003 and a reconciliation of segment operating profit to earnings before income taxes.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Sales

Aircraft Controls	$102,415	$103,644	$306,717	$295,819
Space Controls	21,772	19,959	63,048	64,672
Industrial Controls	81,337	69,321	231,807	202,164
Components	33,128	-	97,134	-
Net sales	$238,652	$192,924	$698,706	$562,655

Operating Profit (Loss) and Margins

Aircraft Controls	$15,030	$17,474	$47,578	$52,439
	14.7%	16.9%	15.5%	17.7%
Space Controls	(355)	35	(2,409)	1,277
	(1.6%)	0.2%	(3.8%)	2.0%
Industrial Controls	8,092	4,669	22,191	12,621
	9.9%	6.7%	9.6%	6.2%
Components	4,687	-	11,358	-
	14.1%	-	11.7%	-
Total operating profit	27,454	22,178	78,718	66,337
	11.5%	11.5%	11.3%	11.8%

Deductions from Operating Profit

Interest expense	2,851	3,519	8,870	14,302
Corporate expenses and other	3,154	3,905	9,648	9,491

Earnings before Income Taxes	$21,449	$14,754	$60,200	$42,544

Total segment assets at June 30, 2004 were $1,104,729 compared to $916,928 at September 27, 2003. The increase is primarily related to the addition of the new Components segment resulting from the September 30, 2003 acquisition as discussed in Note 3.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 27, 2003 and its quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and December 31, 2003. All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

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

Revenue under long-term contracts, representing one-third of the Company's sales, is recognized using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is associated with the Aircraft Controls and Space Controls segments, with the exception of aftermarket activity, due to the contracting nature of the business activities. Two-thirds of the Company's sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is associated with the Industrial Controls and Components segments, as well as with aftermarket activity.

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

On September 30, 2003, the Company acquired the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman. The adjusted purchase price was $152 million. The acquired business is a separate reporting segment, Components, and is a manufacturer of motion control and data transmission devices. Its principal products are electrical and fiber optic slip rings, brushless D.C. motors and electromechanical actuators.

On September 16, 2003, the Company completed the sale of 3,018,750 shares of Class A common stock at $25.33 per share. The Company used the net proceeds of $72 million to pay a portion of the Poly-Scientific purchase price.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

Net sales increased 24% to $239 million in the third quarter of 2004 from $193 million in the third quarter of 2003. The acquisition of Poly-Scientific provided an incremental $33 million of sales in the third quarter of 2004. The remaining $13 million sales increase was generated primarily by an increase in Industrial Controls. Net sales increased 24% to $699 million in the first nine months of 2004 from $563 million in the first nine months of 2003. The Poly-Scientific acquisition provided an incremental $97 million of sales in the first nine months of 2004. Sales increased $30 million in Industrial Controls and $11 million in Aircraft Controls.

Gross margins decreased to 30.5% of sales in the third quarter of 2004 from 32.0% in the third quarter of 2003. A less favorable product mix in Aircraft Controls contributed to the lower gross margins. For the first nine months of 2004, gross margins decreased to 30.5% from 31.1% in the first nine months of 2003. Year-to-date margins were negatively affected by a less favorable product mix in Aircraft Controls and weaker first quarter gross margins. In the first quarter of 2004, Components incurred a $1.8 million charge related to inventory sold during the first quarter that was stepped up to fair value as part of the Poly-Scientific acquisition and margins in Space Controls reflected establishment of a contract loss reserve for the recall and repair of attitude control valves.

Gross margins can also be influenced by activity in contract loss reserves, especially additions to loss reserves associated with new loss contracts or substantial increases in cost estimates on existing contracts. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. At June 30, 2004, contract loss reserves were $14 million, including $10 million on aircraft development contracts and $3 million on satellites and strategic and tactical missile contracts, compared with $16 million at September 27, 2003. The decrease in contract loss reserves for the nine months ended June 30, 2004 resulted from $12 million of additions related to cost estimates on new and existing loss contracts less $14 million of reductions related to costs incurred that were charged against the previously established loss reserves. The additions to contract loss reserves for the nine months ended June 30, 2004 primarily relate to aircraft development contracts, including business jets and unmanned combat aerial vehicles, satellites programs and an investment in a tactical missile program. Comparatively, for the first nine months of 2003, additions to contract loss reserves were $11 million.

Selling, general and administrative expenses decreased to 17.1% of sales in the third quarter of 2004 from 18.1% in the third quarter of 2003. This decrease relates to lower selling, general and administrative expenses as a percentage of sales within the Components segment. Selling, general and administrative expenses increased to 17.4% in the first nine months of 2004 from 16.8% in the first nine months of 2003, related primarily to the Company's bid and proposal efforts, principally on the next generation commercial aircraft development on Boeing's 7E7, incurred largely in the second quarter of 2004. In the fourth quarter of 2004, these costs will shift to research and development expenses as the Company begins its development activities that are expected to continue for four years.

Operating margins were 11.5% in both the third quarters of 2004 and 2003. For the nine months ended June 30, operating margins decreased to 11.3% in 2004 from 11.8% in 2003. Operating margins declined in Aircraft Controls and Space Controls and improved in Industrial Controls.

Interest expense decreased to $2.9 million in the third quarter of 2004 from $3.5 million in the third quarter of 2003. Interest expense decreased to $8.9 million in the first nine months of 2004 from $14.3 million in the first nine months of 2003. The decrease in interest expense is primarily due to lower interest rates including the effects of the redemption of the Company's $120 million 10% senior subordinated notes on May 1, 2003.

Other expense was $0 in the third quarter of 2004 compared to $0.8 million in the third quarter of 2003. Other expense in the third quarter of 2003 included $1.2 million for the write off of deferred debt issuance costs related to the $120 million 10% senior subordinated notes that were redeemed at par on May 1, 2003, and was net of a $0.7 million gain on a sale of land. Other expense was $0.9 million in the first nine months of 2004 compared to $0.6 million in the first nine months of 2003.

The Company's effective tax rate for the third quarter and first nine months of 2004 was 31.0% compared to 27.0% in the third quarter of 2003 and 27.5% in the first nine months of 2003. The effective tax rate was lower in 2003 due to additional export tax benefits associated with amended U.S. tax returns.

Net earnings increased 37% to $15 million in the third quarter of 2004 from $11 million in the third quarter of 2003, and increased 35% to $42 million in the first nine months of 2004 from $31 million in the first nine months of 2003. Diluted earnings per share increased 22% to $0.56 in the third quarter of 2004 from $0.46 in the third quarter of 2003, and increased 17% to $1.57 in the first nine months of 2004 from $1.34 in the first nine months of 2003. Average common shares outstanding for the third quarter and first nine months of 2004 increased primarily as a result of the sale of 3,018,750 shares of Class A common stock on September 16, 2003.

2004 Outlook - Net sales in 2004 are expected to increase 24% over 2003 to approximately $934 million, including $130 million related to the acquisition of Poly-Scientific. Sales are expected to increase $42 million in Industrial Controls and are expected to increase nominally in Aircraft Controls and Space Controls. Operating margins are forecasted to be 11.5%, fairly consistent with the 11.6% level achieved in 2003. The Company is forecasting that Industrial Controls will have a positive impact on margins compared to 2003, offset by lower margins in Space Controls and Aircraft Controls. Operating margins for Components are expected to exceed the average overall margin. Diluted net earnings per share are expected to be approximately $2.17 in 2004, an 18% increase over 2003.

2005 Outlook - Net sales in 2005 are expected to increase 4% to 6% to within a range of $967 million to $987 million. Sales are expected to increase by an amount between $19 million and $39 million in Industrial Controls, with more modest increases in the other three segments. Operating margins are expected to increase to approximately 12% in 2005. Compared to 2004, operating margins in 2005 are expected to be positively impacted by Space Controls, Industrial Controls and Components, offset by a slight decrease in Aircraft Controls. Diluted earnings per share are expected to increase 10% to 14% to within a range of $2.39 and $2.48.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Aircraft Controls

(dollars in millions)	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales - military aircraft	$69.2	$71.0	$210.3	$184.8
Net sales - commercial aircraft	33.2	32.6	96.4	111.0
	$102.4	$103.6	$306.7	$295.8
Operating profit	$15.0	$17.5	$47.6	$52.4
Operating margin	14.7%	16.9%	15.5%	17.7%

Net sales in Aircraft Controls decreased 1% in the third quarter of 2004 to $102 million from $104 million in the third quarter of 2003. Within military aircraft, sales of controls for fighter aircraft decreased, offset by higher aftermarket sales. Sales of sub-assemblies and components for the F-15 in Japan were less than $1 million in the third quarter of 2004, decreasing $4 million from the third quarter of 2003. Since the third quarter of 2003, sales for the F-15 in Japan have been approximately $1 million each quarter. The Company has recently received a $13 million multi-year order for sub-assemblies and components for the F-15 in Japan, which is expected to increase sales in 2005. Sales of flight controls on the F-35 Joint Strike Fighter cost-plus development program decreased $2 million to $13 million and are trending down towards an average of approximately $11 million per quarter through 2005 as major design and development efforts move towards system integration testing of hardware. Since the beginning of the development program with Lockheed Martin, the Company has been teamed with key partners in the design of the flight controls for the F-35. As the contract lead for the flight controls, the Company's sales include costs incurred and invoiced by its partners, whose contributions relative to the Company's account for approximately half of the total development costs over the duration of this phase of the program that is expected to run through 2008. These decreases in military aircraft sales were offset by a $3 million increase in aftermarket sales primarily related to repair activities.

Net sales increased 4% in the first nine months of 2004 to nearly $307 million from $296 million in the first nine months of 2003. Military aircraft sales increased $25 million to $210 million, while commercial aircraft sales decreased $15 million to $96 million. Approximately half of the increase in military aircraft sales relates to the high level of activity on the Joint Strike Fighter program. Military aircraft sales also increased $4 million on the F/A-18E/F fighter aircraft program due to increased shipments associated with increasing demand for the Company's hardware as production quantities of this aircraft continue to increase at Boeing. Military aircraft sales increases also included $3 million for military engine controls as production quantities have increased for various military fighter aircraft including the F-18, $3 million on flight control hardware for the Indian Light Combat Aircraft, for which the Company recently received an order, and $3 million in aftermarket activity. In addition, military aircraft sales increased $3 million on the V-22 Tilt Rotor Osprey program, related to the replacement of swashplate actuators in accordance with the customer's specifications. Sales on the V-22 program will decrease in 2005 as the efforts associated with the replacement of swashplate actuators finishes in late 2004. These increases in sales were partially offset by a $7 million decrease in sales on the F-15 in Japan. Approximately half of the decrease in commercial aircraft sales was for Boeing OEM sales, as cost input was soft related to weak commercial airplane demand at Boeing. Sales on business jet development programs decreased $5 million as major programs are transitioning from development to production. In addition, solenoids sales decreased $4 million as last year's sales included a series of orders related to commercial aircraft cockpit door locks.

Operating margins for Aircraft Controls decreased to 14.7% in the third quarter of 2004 from 16.9% in the third quarter of 2003. Operating margins decreased to 15.5% in the first nine months of 2004 from 17.7% in the first nine months of 2003. The decreases reflect the mix of products sold. During the third quarter of 2003, margins were strong in part due to the high level of sales of the F-15 in Japan, which carries strong margins. In addition, during the first half of 2004, the Company incurred significant bid and proposal expenses associated with next generation commercial aircraft development on Boeing's 7E7.

Twelve-month backlog for Aircraft Controls was $228 million at June 30, 2004 compared to $242 million at June 30, 2003 reflecting declining development effort on the F-35 Joint Strike Fighter and the timing of receiving a new order on the F-18.

2004 Outlook for Aircraft Controls - Net sales in Aircraft Controls in 2004 are expected to be $410 million compared to $404 million in 2003; however, there will be some differences in product mix. Military aircraft sales, in particular those for fighter aircraft programs including the F-35, are expected to increase, offset by lower sales on the F-15 in Japan, while commercial aircraft sales, most notably Boeing OEM sales, are expected to decrease. Operating margins are expected to be 15.5% in 2004 compared to 17.4% in 2003, reflecting the higher proportion of sales on the F-35 cost-plus contract that has nominal fee income, lower sales on the profitable F-15 work in Japan and significant bid and proposal expenses associated with development work on Boeing's 7E7 in 2004.

2005 Outlook for Aircraft Controls - Net sales in Aircraft Controls in 2005 are expected to increase to $415 million. Commercial aircraft sales are expected to increase 13% to $148 million, while military aircraft sales are expected to decrease 4% to $267 million. Commercial aircraft sales increases are expected for aftermarket activities, Boeing OEM and business jet development programs. Military aircraft sales decreases are expected on the F-35 Joint Strike Fighter and the V-22 Osprey, offset partially by increases related to the new sub-assemblies order for the F-15 in Japan and in aftermarket activities. Operating margins are expected to be 15.3% in 2005.

Space Controls

(dollars in millions)	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$21.8	$20.0	$63.0	$64.7
Operating profit (loss)	$(0.4)	$(0.0)	$(2.4)	$1.3
Operating margin	(1.6%)	0.2%	(3.8%)	2.0%

Net sales in Space Controls increased 9% to $22 million in the third quarter of 2004 from $20 million in the third quarter of 2003. The increase in sales resulted from increases of $2 million in sales for strategic missiles, $1 million on tactical missile programs and $1 million on satellites and space vehicles, offset by a $2 million decrease on missile defense programs, for which work continues, but at a more modest level.

Net sales in Space Controls decreased 3% to $63 million in the first nine months of 2004 from $65 million in the first nine months of 2003. Sales decreased $6 million for controls on missile defense programs and decreased $2 million on controls for satellites. These decreases were partially offset by a $6 million increase in sales of controls for tactical missiles on programs including Maverick, Hellfire and VT-1 due to increased production activity in 2004, most notably in the first quarter.

Operating margins for Space Controls decreased to a (1.6%) loss in the third quarter of 2004 compared to break-even in the third quarter of 2003. The loss resulted from recording a loss reserve for $1.2 million reflecting the amount of expected costs in excess of contract value upon being awarded a contract to develop fin controls on the Joint Common Missile program. Operating margins for Space Controls decreased to a (3.8%) loss in the first nine months of 2004 from a 2.0% profit in the first nine months of 2003 reflecting repair efforts on recalled attitude control valves for satellites, lower sales volume on satellites, recording a contract loss reserve on the Joint Common Missile program and $0.6 million of qualification test problems on two satellite contracts for mechanical actuation controls. Repair efforts on the recalled valves are continuing and are expected to be completed during 2004. Management has reviewed and addressed circumstances that led up to these problems and believes that these incidents are not reflective of work performed on other satellite contracts.

Twelve-month backlog for Space Controls was $67 million at June 30, 2004 compared to $55 million at June 30, 2003 and relates to increasing order input for satellites and launch vehicles.

2004 Outlook for Space Controls - Net sales in Space Controls in 2004 are expected to be $86 million compared to $84 million in 2003. The slight increase reflects a shift in sales towards tactical and strategic missiles, partially offset by lower sales in missile defense and to a lesser extent, satellite and launch vehicle programs. A (2.0%) operating loss is anticipated in Space Controls in 2004, reflecting the costs associated with the recall of attitude control valves and qualification test problems on satellites experienced in the first half of the year, recording a contract loss reserve on the Joint Common Missile program and offset by a recovery to positive margins in the last quarter of the year.

2005 Outlook for Space Controls - Net sales in Space Controls in 2005 are expected to increase to $89 million as sales for satellites increase more than decreases on tactical missile programs as production rates temporarily decline on programs including Hellfire, VT-1 and Maverick. Operating margins are expected to be a 2.7% profit in 2005.

Industrial Controls

(dollars in millions)	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$81.3	$69.3	$231.8	$202.2
Operating profit	$8.1	$4.7	$22.2	$12.6
Operating margin	9.9%	6.7%	9.6%	6.2%

Net sales in Industrial Controls increased 17% to $81 million in the third quarter of 2004 from $69 million in the third quarter of 2003. Real growth accounted for two-thirds of the increase in sales, while the effect of stronger foreign currencies relative to the U.S. dollar accounted for the remaining one-third of the increase in sales. Every major industrial product line, including controls for plastics making machinery, turbines and metal forming equipment, experienced increases. Sales through distributors also increased, reflecting the general health of industrial hydraulics.

Net sales in Industrial Controls increased 15% to $232 million in the first nine months of 2004 from $202 million in the first nine months of 2003. Stronger foreign currencies relative to the U.S. dollar in the first nine months of 2004 represented two-thirds of the increase in sales. The sales increase also reflects stronger sales in high-end specialty markets in addition to the strengthening economy for industrial products. Sales of controls increased for plastics making machinery, turbines, heavy industry, presses and metal forming equipment and in aftermarket and through distributors. These increases were partially offset by a decline in sales of controls for military ground vehicles related to the timing of funding from various governments.

Operating margins for Industrial Controls increased to 9.9% in the third quarter of 2004 from 6.7% in the third quarter of 2003. Operating margins for Industrial Controls increased to 9.6% in the first nine months of 2004 from 6.2% in the first nine months of 2003. These increases are primarily due to higher sales in Europe and in the Pacific.

Twelve-month backlog for Industrial Controls was $93 million at June 30, 2004 compared to $74 million at June 30, 2003. Backlog is increasing in Industrial Controls due to increasing demand for the Company's industrial controls in its specialty markets including military ground vehicles and simulators, the strengthening global industrial economy and stronger foreign currencies relative to the U.S. dollar.

2004 Outlook for Industrial Controls - Net sales in Industrial Controls are expected to increase 16% in 2004 to $308 million, reflecting stronger foreign currencies relative to the U.S. dollar, the Company's position in specialty markets and the recovery in the industrial hydraulics industry particularly in Europe and in the Pacific, offset by decreases in the military ground vehicles market. The Company expects sales to increase in the plastics, heavy industry and metal forming markets in addition to increases in sales of industrial controls through distributors. Operating margins in Industrial Controls are expected to increase to 9.8% in 2004 from 6.3% in 2003 primarily as a result of stronger sales volume.

2005 Outlook for Industrial Controls - Net sales in Industrial Controls are expected to increase between 6% and 12% to within a range of $327 million to $347 million in 2005, reflecting the continuation of growth realized in 2004. Sales increases are expected in every major product line, including defense controls and simulators for military flight training. Operating margins in Industrial Controls are expected to be approximately 10% in 2005 as costs for new marketing initiatives targeting long-term growth opportunities are expected to offset the benefits of increasing sales volume.

Components

(dollars in millions)	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2004	2004
Net sales	$33.1	$97.1
Operating profit	$4.7	$11.4
Operating margin	14.1%	11.7%

The Components segment was established at the beginning of the first quarter of 2004 as a result of the September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems, Inc. Net sales were $33 million in the third quarter and $97 million in the first nine months of 2004. For the first nine months of 2004, 47% of sales were for products used in applications for aircraft, 46% were for industrial products, including medical products, and the remainder was for products used in space applications. Aftermarket sales were 22% of total sales.

Operating margins were 14.1% in the third quarter and 11.7% in the first nine months of 2004. The year-to-date margins include $1.8 million of costs related to the step-up in inventory as part of acquisition accounting that affected only affected the first quarter of 2004.

Twelve-month backlog for Components increased to $51 million at June 30, 2004 from $46 million at March 31, 2004 and December 31, 2003 related to the timing of aircraft-related contract awards.

2004 Outlook for Components - Net sales in Components are expected to be $130 million in 2004, with operating margins of 12.3%.

2005 Outlook for Components - In 2005, net sales are expected to increase 4% to $136 million resulting from an increase in industrial business related to expected increases in medical sales and ground communication systems sales, partially offset by a decline in sales for products used in aircraft applications. Operating margins are expected to increase to 13.3%, related in part to $1.8 million of costs included in the 2004 operating profit for the step-up in inventory as part of acquisition accounting that will only affect 2004.

FINANCIAL CONDITION AND LIQUIDITY

(dollars in millions)	Nine Months Ended June 30,

	2004	2003
Net cash provided (used) by:
Operating activities	$90	$48
Investing activities	(171)	(21)
Financing activities	48	(23)

Cash flow from operations and available borrowing capacity provide the Company with resources needed to run its operations, continually invest in its business and take advantage of acquisition opportunities as they may arise.

Operating activities

Net cash provided by operating activities increased $42 million to $90 million in the first nine months of 2004 from $48 million in the first nine months of 2003. Approximately one-third of this increase relates to higher earnings adjusted for non-cash charges such as depreciation and amortization and provisions for losses. Depreciation and amortization was $27 million in the first nine months of 2004 compared to $22 million in the first nine months of 2003. The acquisition of Poly-Scientific contributed an incremental $3 million of depreciation and amortization in 2004. Provisions for losses were $20 million in 2004 compared to $19 million in 2003. In addition, changes in working capital in the first nine months of 2004 compared to the first nine months of 2003 improved, related primarily to strong receivables collections.

During the first nine months of 2004, the Company had strong collections of receivables including a collection associated with a scope change negotiation on a business jet contract. Customer advances also increased, related largely to an advance received from Boeing on the F/A-18E/F program. This advance will be used by the Company to make design changes and manufacturing improvements that will lower the Company's costs of production and, therefore, prices to the customer. These sources of cash were partially offset as the Company made additional contributions to its pension plans in 2004.

Investing activities

Net cash used by investing activities in 2004 includes the $152 million adjusted purchase price for the Poly-Scientific acquisition.

Capital expenditures were $25 million in the first nine months of 2004, including $4 million of assets acquired under capital leases, compared to $21 million in the first nine months of 2003.

Financing activities

Net cash provided by financing activities in 2004 includes $80 million of borrowings used to pay a portion of the purchase price for the Poly-Scientific acquisition. The remainder of the purchase price was paid with proceeds from the sale of Class A Common Stock late in 2003.

Effective December 2, 2003, the Company established a Stock Employee Compensation Trust (SECT) to assist in administering and provide funding for employee stock plans and benefit programs. During the third quarter of 2004, the Company made a loan to the SECT that the SECT used to purchase outstanding shares of Class B common stock. The SECT purchased 252,369 shares from members of the Moog family for $9.2 million and 125,775 shares from Seneca Foods Corporation for $4.6 million. These purchases were based on the ten-day average market price of the stock prior to the transaction date. In addition, the SECT sold 20,000 shares of Class B common stock to the Savings and Stock Ownership Plan for $0.8 million. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.

In the third quarter of 2003, the Company completed the redemption of the $120 million 10% senior subordinated notes at par. The redemption was financed by using the unused portion of the credit facility.

CAPITAL STRUCTURE AND RESOURCES

The Company maintains bank credit facilities to fund its short and long-term capital requirements, including for acquisitions. From time to time, the Company also sells equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

The Company's largest credit facility is its U.S. facility that consists of a $75 million term loan and a $315 million revolver that had outstanding balances of $56 million and $257 million, respectively, at June 30, 2004. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which is currently 150 basis points. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million. The credit facility is secured by substantially all of the Company's U.S. assets.

The U.S. credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $250 million at June 30, 2004. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $40 million in any one fiscal year. Adjusted EBITDA is defined in the agreement as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. At June 30, 2004, the Company was in compliance with all covenants.

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

At June 30, 2004, the Company had $75 million of unused borrowing capacity, including $49 million from the U.S. credit facility after considering standby letters of credit.

Long-term debt to capitalization was 40% at June 30, 2004 compared to 35% at September 27, 2003. The ratio was low at September 27, 2003 due to receiving proceeds from an equity offering prior to year-end that were used to pay a portion of the purchase price of the Poly-Scientific acquisition just after year-end.

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

Contractual Obligations and Commercial Commitments

The Company's contractual obligations and commercial commitments have not changed materially from the disclosures in the Company's Form 10-K for the year ended September 27, 2003 except with respect to the Company's acquisition of Poly-Scientific. The financing of the acquisition included $80 million of additional borrowings on the Company's credit facility, and a $21 million bridge loan that was fully repaid in the second quarter of 2004. The Components segment, acquired on September 30, 2003, also had purchase obligations that the Company assumed at that date of $11 million, primarily due in 2004 and 2005.

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

Military programs are subject to funding through defense budgets and appropriations. Although U.S. Defense spending has increased measurably in recent years and is also forecasted to continue to increase, this spending is subject to annual Congressional authorization in addition to the changing priorities of new or different administrations. Further, if the particular area of program spending by the Department of Defense (DoD) does not include the programs on which the Company participates, the fact that overall spending is increasing is not relevant to the Company. Procurement and research and development spending by the DoD is what is relevant to the Company, and that accounts for only 36% of the 2004 DoD budget. From time to time, government programs can be terminated which can affect the Company's financial outlook. For example, during the second quarter of 2004, the RAH-66 Comanche helicopter program was terminated, reducing revenue projections by nearly $3 million in 2004 alone. The Company is also affected by delays in depot maintenance funding on U.S. programs such as the F-15 Eagle and the UH-60 Black Hawk helicopter for which the Company performs repair services.

During the third quarter of 2004, the Company was awarded a contract to develop fin controls for the Joint Common Missile program. This tactical missile program will replace both Hellfire and Maverick and will include a four-year design, development and risk-reduction phase before the start of production of 50,000 missiles over fifteen to twenty years.

The satellite and related launch vehicle markets are stable at present as the industry deals with overcapacity for high-speed telephone and internet communication. Activity is slowing down on the Space Shuttle program as the program stretches out and the restart of the launch schedule is delayed. As a result, the Company's contract for the refurbishment of the Space Shuttle flight will stretch out into 2008 compared the previous targeted completion in 2006.

Industrial

Approximately one-third of the Company's sales are generated in industrial markets. Contract lead times are measured in weeks resulting in a relatively small backlog and difficulty in forecasting sales with reasonable certainty. Diversification of customers, product applications and geography help to soften the impact of sales changes within this portfolio of products. Industrial markets appear to be rebounding from the downturn of the past couple of years, particularly in Europe and in the Pacific. Demand has been strong for injection molding machines, especially in Asia, and steel mills are being constructed in China, increasing demand for steel mill gauge controls.

The U.S. military has a current focus on updating its flight training simulation capabilities, including the Army's Flight School XXI, a flight school for the 21st century, and plans to spend $1 billion on simulation over the next twenty years. The Army's simulators use hydraulic equipment that is near end of life or in need of refurbishment, and electronic upgrades are difficult due to the age of the equipment. The Company has positioned itself to be able to develop electric motion systems based on industrial product technology in addition to providing hydraulic systems. The Company has received $18 million of new orders in 2004 for these simulator platforms and has more opportunities for further growth.

Commercial Aircraft

Nearly fifteen percent of the Company's sales are on commercial aircraft programs. The commercial aircraft industry has been in an economic downturn since 2001. Air travel has since slowly increased, but not up to the level prior to this downturn. Boeing Commercial is an important customer of the Company, representing approximately 4% of the Company's sales, down from over 10% a few years ago. During the third quarter of 2004, the Company completed negotiations on a four-year extension to its Boeing agreement for the existing 7-series aircraft, providing contract coverage through 2012. The Company has also been awarded a contract to develop the primary flight control actuation system for Boeing's 7E7 Dreamliner, its next generation commercial aircraft. In the business jets market, the Company's flight controls have been baselined on a couple of newer jets approaching their initial production phases.

Foreign Currencies

The Company is affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls. One-third of the Company's sales is denominated in foreign currencies including the euro, Japanese yen and British pound. During 2004, these foreign currencies have strengthened against the U.S. dollar and the Company has benefited from the translation of the results of the Company's foreign subsidiaries into U.S. dollars.

CRITICAL ACCOUNTING POLICIES

There have been no changes in the current year regarding the policies disclosed in the 2003 Form 10-K. An additional critical accounting policy affecting the presentation of the Company's 2004 financial statements involves the allocation of the $152 million purchase price of the September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Corporation. The value of the intangible assets acquired in the Poly-Scientific acquisition was ascribed to customer relationships, backlog, engineering drawings, patents and patent applications. Valuations of these assets were performed primarily using applicable discounted cash flow models. These valuations support the conclusion that intangible assets other than goodwill had a value of $7 million, or 4% of the purchase price. The resulting goodwill was $93 million, or 61% of the purchase price, reflecting the strong cash flows of the acquired operations.

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

In December 2003, the FASB issued SFAS No. 132 R (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires revisions to employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS No. 87 or SFAS No. 106. The interim period disclosure requirements were applied beginning in the Company's second quarter of 2004 and the annual disclosure requirements will be effective for 2004.

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

Part II. OTHER INFORMATION

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
(c)	The following table summarizes the Company's purchases of it common stock for the quarter ended June 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)

April 1-30, 2004	-	-	N/A	N/A
May 1-31, 2004	237,739	$36.25	N/A	N/A
June 1-30, 2004	145,920	$36.39	N/A	N/A

Total	383,659	$36.30	N/A	N/A

(1)

The issuer's purchases during May represent the purchase of 5,515 shares from the Moog Inc. Savings and Stock Ownership Plan at $32.05 per share and the purchase of 232,224 shares of Stock Employee Compensation Trust (SECT) stock from members of the Moog family at $36.35 per share. The issuer's purchases during June represent the purchase of 125,775 shares of SECT stock from Seneca Foods at $36.40 per share and the purchase of 20,145 shares of SECT stock from members of the Moog family at $36.35 per share.

(2)

In connection with the exercise and vesting of stock options, the Company from time to time accepts delivery of shares to pay the exercise price of employee stock options. The Company does not otherwise have any plan or program to purchase its common stock.

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 29, 2004, the Company filed a report on Form 8-K reporting the issuance of a press release discussing results of operations for the quarter ended March 31, 2004.

On May 19, 2004, the Company filed a report on Form 8-K reporting the issuance of a press release announcing that it has entered into a long-term agreement with the Boeing Commercial Airplanes Company to supply the primary flight control actuation system for Boeing's new 7E7 Dreamliner.

On May 20, 2004, the Company filed a report on Form 8-K/A amending the Form 8-K filed on May 19, 2004 to clarify the expected impact of the long-term agreement with the Boeing Commercial Airplanes Company to supply the primary flight control actuation system for Boeing's new 7E7 Dreamliner.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
(Registrant)

Date: August 10, 2004	By	/s/ Robert T. Brady
Robert T. Brady
Chairman
Chief Executive Officer

Date: August 10, 2004	By	/s/ Robert R. Banta
Robert R. Banta
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2004	By	/s/ Donald R. Fishback
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