Form 10-K
MOOG INC
filed 2004-12-07
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2004
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

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the New York Stock Exchange on March 31, 2004, the last business day of the registrant's most recently completed second quarter, was approximately $738 million.

The number of shares of Common Stock outstanding as of the close of business on November 29, 2004 was: Class A 22,917,428; Class B 2,821,497.

Portions of the 2004 Proxy Statement to Shareholders ("2004 Proxy") are incorporated by reference into Part III of this Form 10-K.

	MOOGINC.
	FORM 10-K INDEX

PART I		PAGE
Item 1 -	Business	31-34
Item 2 -	Properties	35
Item 3 -	Legal Proceedings	35
Item 4 -	Submission of Matters to a	35
	Vote of Security Holders

PART II
Item 5 -	Market for the Registrant's Common	35
	Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities
Item 6 -	Selected Financial Data	36
Item 7 -	Management's Discussion and	37-44
	Analysis of Financial Condition
	and Results of Operations
Item 7A -	Quantitative and Qualitative	44
	Disclosures About Market Risk
Item 8 -	Financial Statements and	45-63
	Supplementary Data
Item 9 -	Changes in and Disagreements with	64
	Accountants on Accounting and
	Financial Disclosure
Item 9A -	Controls and Procedures	64
Item 9B -	Other Information	64

PART III
Item 10 -	Directors and Executive Officers	64
	of the Registrant
Item 11 -	Executive Compensation	64
Item 12 -	Security Ownership	64
	of Certain Beneficial
	Owners and Management
Item 13 -	Certain Relationships and	64
	Related Transactions
Item 14 -	Principal Accountant Fees and Services	64

PART IV
Item 15 -	Exhibits and Financial Statement	64-66
	Schedules

Cautionary Statement
Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as "may," "will," "should," "believes," "expects," "expected," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume" and "assume," are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products and industrial capital goods, (ii) the Company's dependence on government contracts that may not be fully funded or may be terminated, (iii) the Company's dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of its sales, (iv) the possibility that advances in technology could reduce the demand for certain of the Company's products, specifically hydraulic-based motion controls, (v) intense competition in the Company's business which may require the Company to lower prices or offer more favorable terms of sale, (vi) the Company's significant indebtedness which could limit its operational and financial flexibility, (vii) the significant amount of the Company's debt which is at variable interest rates that may increase, (viii) higher pension costs and increased cash funding requirements which could occur in future years if future actual plan results differ from assumptions used for the Company's defined benefit pension plans, including returns on plan assets and discount rates, (ix) a write-off of all or part of the Company's goodwill which could adversely affect the Company's operating results and net worth and cause it to violate covenants in its bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event the Company does not comply with regulations relating to defense industry contracting, (xi) the potential for cost overruns on fixed price contracts, (xii) the risk that actual results may differ from estimates used, including those used in long-term contract accounting, (xiii) the Company's ability to successfully identify and consummate acquisitions and integrate the acquired businesses, including the September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, and the risk that known liabilities will be assumed by the Company in connection with acquisitions, including liabilities for which indemnification from the seller may be limited or unavailable, (xiv) the possibility of a catastrophic loss of one or more of the Company's manufacturing facilities, (xv) the impact of product liability claims related to the Company's products used in applications where failure can result in significant property damage, injury or death, (xvi) the possibility that litigation may result unfavorably to the Company, (xvii) foreign currency fluctuations in those countries in which the Company does business and other risks associated with international operations and (xviii) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements made in this report.

PART I

    The Registrant, Moog Inc., a New York corporation formed in 1951, is referred to in this Annual Report on Form 10-K as "Moog," "the Company" or in the nominative "we" or the possessive "our."

Item 1. Business.

    Description of the Company's Business. Moog is a leading worldwide designer and manufacturer of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and industrial markets. The Company operates in four principal business segments: Aircraft Controls, Space and Defense Controls, Industrial Controls and Components. The Components segment is new in 2004 as a result of the acquisition of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation.

    Comparative segment revenues, operating profits and related financial information for 2004, 2003 and 2002 are provided in Note 15 of Item 8, Financial Statements and Supplementary Data, on pages 59 through 61 of this report.

    Aircraft Controls. The Company's largest segment is Aircraft Controls. This segment generates revenues from three major markets: military aircraft, commercial aircraft and aftermarket support. The Company differentiates itself in these markets by offering a complete range of technologies, system integration and unparalleled customer service.

    The Company designs, manufactures and integrates primary and secondary flight controls for military and commercial aircraft. Its systems control large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft. Major factors influence the sales volume in these target markets, including whether the programs that the Company is working on are development or production and the number of new aircraft being built.

    Typically, development programs require concentrated periods of research and development ("R&D") by the Company's engineering teams. Revenues and margins fluctuate as the program transitions through design, development, testing and integration. Production programs, on the other hand, are generally long-term manufacturing efforts that extend for as long as the aircraft builder receives new orders. Margins are better on production programs because more consistent shipment rates create efficiencies. Revenues on production programs usually exhibit predictable trends driven by the demand for new aircraft.

    The Company is currently working on several large development programs including the F-35 Joint Strike Fighter, Boeing's 7E7 Dreamliner and the Airbus A400M. Design work on the F-35 Joint Strike Fighter peaked this year and will now trend down as the aircraft goes through an integration and test phase prior to production. The 7E7 and the A400M programs began design and development in 2004. This work will escalate in 2005, continuing for several years.

    The Company's large military production programs include the F/A-18E/F Super Hornet and the V-22 Osprey. The large commercial production programs include the total array of Boeing 7-series aircraft.

    Aftermarket support is the result of the Company's original equipment heritage. With its equipment flying on active aircraft around the world, the Company supports the major commercial airlines in the free world, various U.S. government agencies and many of the U.S.'s overseas allies. This part of the Company's business is partially affected by hours flown for commercial transports and by hours flown and environmental factors for military aircraft. However, the largest factor in the Company's aftermarket business is its ability to respond to customers' needs for rapid turnaround times and their desire for factory warranted parts and repairs.

    Space and Defense Controls. During 2004, the Company changed its segment reporting. The Company renamed the Space Controls segment Space and Defense Controls and is including defense controls, which was previously included in Industrial Controls. Defense controls are actuation systems used to position gun barrels and automatically load ammunition for military vehicles. Although the product line was derived from the Company's industrial products, in particular those in Europe, the customer base is military. Because of the expertise and customer intimacy that the Company has within Space and Defense Controls with military customers, the chief operating decision maker is now reviewing performance and assessing the allocation of resources of defense controls as part of this new Space and Defense Controls segment.

    Space and Defense Controls has the longest heritage, beginning in 1951. Today, there are several important markets that generate segment revenues such as satellites and space vehicles, launch vehicles, strategic missiles, missile defense, tactical missiles and defense controls. The Company differentiates itself in these markets by having unique competence in the most difficult applications, complex motion and fluid control systems technology, innovative design and comprehensive project management.

    For the commercial and military satellite markets, the Company designs, manufactures and integrates chemical and electric propulsion systems and space flight motion controls. Launch vehicles and missiles use the Company's steering and propulsion controls, and the Space Station uses Company couplings, valves and actuators.

    During the year, the Company's systems were instrumental in the success of many of NASA's science objectives including the Mars Opportunity and Spirit, Cassini, Gravity Probe B and Stardust. In August, NASA launched its Mercury MESSENGER (Mercury Surface, Space Environment, Geochemistry, and Ranging) spacecraft on a Delta II launch vehicle. MESSENGER will travel to the solar system's innermost planet, providing the first images of the entire planet, collecting detailed information on the composition and structure of its crust, the nature of its thin atmosphere and the makeup of its core materials. The Company's systems are integral to the success of the mission. The Delta II launch vehicle uses the Company's servovalves to steer the launch vehicle and also uses its pilot valves, swing check valves and solenoid valves to control and propel the launch vehicle into space. MESSENGER also relies on the Company's isolation, service and solenoid thruster valves to guide the spacecraft, and the Company's solar array drives will help to power the spacecraft during its journey to Mercury.

    Various factors influence the markets within Space and Defense Controls. Commercial satellites and launchers are driven by the viability of telecommunications companies, their need for capacity and the age and condition of their existing satellites. Orders for military satellites and launchers depend on the need for bandwidth. Tactical and strategic missile production depends on customer inventory levels. The Space Station, Space Shuttle and space vehicles depend on relevant funding from NASA as well as the Shuttle's return to flight. Defense control revenues are driven mostly by German, Scandinavian and Asian-Pacific military spending.

    Industrial Controls. Industrial Controls is the Company's most diverse segment, serving customers around the world and in many markets. Six major markets, plastics, turbines, metal forming, heavy industry, material test and simulation, generate over half of total sales in this segment. The Company differentiates itself in industrial markets by providing performance-based, customized products and systems, process expertise, best-in-class products in every leading technology and superior aftermarket support.

    For the plastics market, the Company designs, manufactures and integrates systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. In the power generation turbine market, the Company designs, manufactures and integrates complete control assemblies for fuel, steam and variable geometry control applications that include wind turbines. Metal forming markets use Company-designed and manufactured systems that provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses the Company's high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. For the material test markets, the Company supplies controls for automotive testing, structural testing and fatigue testing. Its hydraulic and electromechanical motion simulation bases are used for the flight and training markets. Other markets include material handling and testing, auto racing, carpet tufting, paper mills and lumber mills.

    The factors that influence the industrial markets are as varied as the markets themselves. Capital investment, product innovation, economic growth, cost-reduction efforts, technology upgrades and the need in developing countries for manufacturing capacity and power generation are among the most important drivers in this segment. Catalysts for growth include automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities, steel manufacturers that are seeking to reduce energy costs and injection molding machine manufacturers that need exquisite precision in the production of CD's and DVD's.

    Components. Components is the newest segment, having been formed as a result of the Poly-Scientific acquisition at the beginning of 2004. Many of the same major markets, including military and commercial aerospace, defense controls and industrial applications, that drive sales in the other segments of the Company, affect Components. In addition, Components serves two medical equipment markets.

    This segment's three largest product categories, slip rings, fiber optic rotary joints and motors, serve very broad markets. Slip rings and fiber optic rotary joints use sliding contacts and optical technology to allow unimpeded rotation while delivering power and data across a rotating interface. They come in a range of sizes that allow them to be used in many applications that include diagnostic imaging, particularly CT scan medical equipment featuring high-speed data communications, de-icing and data transfer for rotorcraft, forward-looking infrared camera installations, radar pedestals, material handling, surveillance cameras, packaging and robotics.

    Motors designed and manufactured by Components are used in equally broad-based markets, many of which are the same as for slip rings. For the medical pump and blower market, and particularly sleep apnea equipment, Components designs and manufactures a series of miniature brushless motors that provide extremely low noise and reliable long life operation. Industrial markets use its motors for material handling, fuel cells and electric pumps. Military applications use Components' motors for gimbals, missiles and radar pedestals.

    Components has several other product lines including electromechanical actuators for military, aerospace and commercial applications, fiber optic modems that provide electrical to optical conversion of communication and data signals, avionic instrumentation, optical switches and resolvers.

    Continuous demand for product innovation in the medical equipment, homeland security, aircraft protection and navigation systems and industrial machinery markets influence Components. Recent product innovation has resulted in lighter and smaller motors and increases in fiber optic bandwidth for CT scans. Other opportunities for growth will come from this segment's penetration of international markets as it increasingly collaborates with the Company's international sales engineers in the European and Pacific regions.

    Distribution. The Company's sales and marketing organization consists of individuals possessing highly specialized technical expertise. This expertise is required in order to effectively evaluate a customer's precision control requirements and to facilitate communication between the customer and Moog's engineering staff. Moog's sales staff is the primary contact with customers. Manufacturers' representatives are used to cover certain domestic aerospace markets. Distributors are used selectively to cover certain industrial markets.

    Industry and Competitive Conditions. The Company experiences considerable competition in aerospace, defense and industrial markets.

    In Aircraft Controls, the Company's principal competitors include Parker Hannifin, Nabtesco, Smiths Industries, Goodrich, Liebherr, HR Textron, Curtiss-Wright and Hamilton Sundstrand. In Space and Defense Controls, the Company's principal competitors include Honeywell, HR Textron, Parker Hannifin, MPC, Goodrich, Vacco, Valvetech, Marotta, Ketema, Valcor, Aeroflex, Starsys and Snecma. In Industrial Controls, competitors include Bosch Rexroth, Eaton Vickers, Danaher, Parker Hannifin, Fokker and Hydraudyne. In Components, competitors include Danaher, Faulhaber, Penn Engineering, MPC, Axsys, Kaydon, Schleifring, Airflyte, Smiths and Kearfott.

    Competition in each market served is based upon design capability, product performance and life, service, price and delivery time. The Company believes it competes effectively on all of these bases.

    Backlog. Substantially all backlog will be realized as sales in the next twelve months. Also see the discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 37 of this report.

    Raw Materials. Materials, supplies and components are purchased from numerous suppliers. The Company believes the loss of any one supplier, although potentially disruptive in the short-term, would not materially affect the Company's operations in the long-term.

    Working Capital. See the discussion on operating cycle in Note 1 of Item 8, Financial Statements and Supplementary Data, on page 50 of this report.

    Seasonality. Moog's business is generally not seasonal.

    Patents. Moog owns numerous patents and has filed applications for others. While the protection afforded by these patents is of value, the Company does not consider the successful conduct of any material part of its business to be dependent upon such protection. The Company's patents and patent applications, including U.S. and international patents, relate to electrohydraulic, electro-pneumatic and electromechanical actuation mechanisms and control valves, electronic control component systems and interface devices. The Company has trademark and trade name protection in major markets throughout the world.

    Research Activities. Research and product development activity has been, and continues to be, significant to the Company. See Item 6, Selected Financial Data, on page 36 of this report.

    Employees. On September 25, 2004, the Company employed 5,781 full-time employees, compared to 4,744 full-time employees on September 27, 2003.

    Customers. The Company's customers fall into three groups, Original Equipment Manufacturer (OEM) customers of its aerospace and defense markets, OEM customers of its industrial business and aftermarket customers in all markets. Aerospace and defense OEM customers collectively represented 46% of fiscal 2004 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of the Company's relationships with aerospace and defense OEM customers are based on long-term agreements. The Company's OEM sales of industrial controls are to a wide diversity of customers around the world and are normally based on lead times of 90 days or less. The Company also provides aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of its product applications. The Company's major aftermarket customers are the U.S. Government and the commercial airlines.

    The Boeing Company represented approximately 13% of consolidated sales in 2004, including sales to Boeing Commercial Airplanes which represented 3% of fiscal 2004 sales. Sales to Lockheed Martin were approximately 10% of sales. Sales arising from U.S. Government prime or subcontracts, including military sales to Boeing and Lockheed Martin, were approximately 38% of sales. Sales to these customers are made primarily through Aircraft Controls, Space and Defense Controls and Components.

    Additional information is included in Note 15 of Item 8, Financial Statements and Supplementary Data, on pages 59 through 61 of this report.

    International Operations. Operations outside the United States are conducted through wholly-owned foreign subsidiaries. The Company's international operations are located predominantly in Europe and the Asian-Pacific region. See Note 15 of Item 8, Financial Supplementary Data, on pages 59 through 61 of this report for information regarding sales by geographic area and Exhibit 21 of Item15, Exhibits and Financial Statement Schedules, on pages 65 and 66 of this report for a list of subsidiaries. The Company's international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.

    Environmental Matters. See the discussion in Note 16 of Item 8, Financial Statements and Supplementary Data, on page 61 of this report.

    Website Access to Information. The Company's internet address is www.moog.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and, if applicable, amendments to those reports available on the investor information portion of its website. The reports are free of charge and are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The Company has posted its corporate governance guidelines, board committee charters and code of ethics to the investor information portion of its website. This information is available in print to any shareholder upon request. All requests for these documents should be made to the Company's manager of investor relations by calling (716) 687-4225.

    Executive Officers of the Registrant. Other than Lawrence J. Ball and John B. Drenning, the principal occupations of the Company's officers for the past five years have been their employment with the Company. John B. Drenning's principal occupation is partner in the law firm of Hodgson Russ LLP.

    On January 16, 2004, Lawrence J. Ball was named Vice President and General Manager of Components Group. His employment with the Company began on September 30, 2003, when the Company acquired the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. Previously he was Poly-Scientific's President, a position he assumed in 1996.

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

    On February 25, 2000, Martin J. Berardi was named Vice President and continues as a General Manager in the Industrial Controls segment.

Executive Officers and Management	Age	Year First Elected Officer

Robert T. Brady
Chairman of the Board; President; Chief Executive Officer;
Director; Member, Executive Committee	63	1967

Richard A. Aubrecht
Vice Chairman of the Board; Vice President - Strategy and Technology;
Director; Member, Executive Committee	60	1980

Robert H. Maskrey
Executive Vice President; Chief Operating Officer;
Director; Member, Executive Committee	63	1985

Robert R. Banta
Executive Vice President; Chief Financial Officer; Assistant Secretary;
Director; Member, Executive Committee	62	1983

Joe C. Green
Executive Vice President; Chief Administrative Officer;
Director; Member, Executive Committee	63	1973

Philip H. Hubbell
Vice President - Contracts and Pricing	65	1988

Stephen A. Huckvale
Vice President	55	1990

Martin J. Berardi
Vice President	48	2000

Warren C. Johnson
Vice President	45	2000

Jay K. Hennig
Vice President	44	2002

Lawrence J. Ball
Vice President	50	2004

Donald R. Fishback
Controller; Principal Accounting Officer	48	1985

Timothy P. Balkin
Treasurer	45	2000

John B. Drenning
Secretary	67	1989

Item 2. Properties.

    On September 25, 2004, the Company occupied approximately 2,955,000 square feet of space in the United States and countries throughout the world, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total
Aircraft Controls	1,074,000	248,000	1,322,000
Space and Defense Controls	204,000	111,000	315,000
Industrial Controls	574,000	413,000	987,000
Components	267,000	26,000	293,000
Corporate Headquarters	-	38,000	38,000
Total	2,119,000	836,000	2,955,000

    Aircraft Controls has principal manufacturing facilities located in New York, California, Utah, England and the Philippines. Space and Defense Controls has primary manufacturing facilities located in New York, California and Germany. Industrial Controls has principal manufacturing facilities located in New York, Germany, Italy, Japan, Ireland and Luxembourg. Components has principal manufacturing facilities located in Virginia, North Carolina and Pennsylvania. The Company's corporate headquarters are located in East Aurora, New York.

    The Company believes that its properties have been adequately maintained and are generally in good condition. The Company is expanding its manufacturing space at the low cost manufacturing site in the Philippines by approximately 40,000 square feet to support its expected future growth. Operating leases for properties expire at various times from 2005 through 2013. Upon the expiration of its current leases, the Company believes that it will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

Item 3. Legal Proceedings.

    From time to time, the Company is named as a defendant in legal actions. The Company is not a party to any pending legal proceedings that management believes will result in a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

    Moog's two classes of common shares, Class A Common Stock and Class B Common Stock, are traded on the New York Stock Exchange (NYSE) under the ticker symbols MOG.A and MOG.B. The following chart sets forth, for the periods indicated, the high and low sales prices of the Class A Common Stock and Class B Common Stock on the NYSE.

	Quarterly Stock Prices
Fiscal Year	Class A		Class B
Ended	High	Low	High	Low
September 25, 2004
1st Quarter	$34.50	$26.30	$34.00	$26.57
2nd Quarter	38.31	30.80	38.10	33.33
3rd Quarter	37.24	30.54	37.75	35.50
4th Quarter	38.50	34.16	38.10	35.00
September 27, 2003
1st Quarter	$21.30	$16.67	$23.00	$21.40
2nd Quarter	22.27	19.79	22.43	20.90
3rd Quarter	23.97	19.70	24.00	20.67
4th Quarter	26.80	23.16	26.67	23.33

    The number of shareholders of record of Class A Common Stock and Class B Common Stock was 1,227 and 575, respectively, as of November 29, 2004.

    Dividend restrictions are included in Note 7 of Item 8, Financial Statements and Supplementary Data, on page 54 of this report. The Company does not pay dividends on its Class A Common Stock or Class B Common Stock.

    The following table summarizes the Company's purchases of its common stock for the quarter ended September 25, 2004.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or) Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1-31, 2004	-	-	N/A	N/A
Aug. 1-31, 2004	5,630	$35.31	N/A	N/A
Sept. 1-25, 2004	-	-	N/A	N/A
Total	5,630	$35.31	N/A	N/A
(1)	The issuer's purchases during August represent the purchase of shares from the Moog Inc. Savings and Stock Ownership Plan.
(2)	In connection with the exercise and vesting of stock options, the Company from time to time accepts delivery of shares to pay the exercise price of employee stock options. The Company does not otherwise have any plan or program to purchase its common stock.

Item 6. Selected Financial Data.

    For a more detailed discussion of 2002 through 2004, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 37 through 44 of this report and Item 8, Financial Statements and Supplementary Data, on pages 45 through 63 of this report.

(dollars in thousands except per share data)
Fiscal Years	2004(1)	2003(2)	2002(3)	2001(4)	2000
RESULTS FROM OPERATIONS
Net sales	$938,852	$755,490	$718,962	$704,378	$644,006

Net earnings	$57,287	$42,695	$37,599	$27,938	$25,400

Net earnings per share (5)
Basic	$2.21	$1.87	$1.69	$1.42	$1.28
Diluted	$2.17	$1.84	$1.67	$1.41	$1.27

Weighted-average shares outstanding (5)
Basic	25,864,254	22,885,368	22,214,769	19,643,655	19,864,449
Diluted	26,394,816	23,240,138	22,550,394	19,875,176	20,044,404
FINANCIAL POSITION
Total assets	$1,124,928	$991,580	$885,547	$856,541	$791,705
Working capital	321,805	340,776	276,097	257,379	247,625
Indebtedness - senior	311,289	256,660	196,463	253,329	246,289
- senior subordinated	-	-	120,000	120,000	120,000
Shareholders' equity	471,656	424,148	300,006	235,828	222,554
Shareholders' equity per common share outstanding (5)	18.91	16.40	13.21	12.02	11.31
SUPPLEMENTAL FINANCIAL DATA
Capital expenditures	$34,297	$28,139	$27,280	$26,955	$23,961
Depreciation and amortization	35,508	29,535	25,597	31,693	30,443
Research and development	29,729	30,497	33,035	26,461	21,981
Twelve-month backlog	449,896	367,983	364,574	364,331	345,333
RATIOS
Net return on sales	6.1%	5.7%	5.2%	4.0%	3.9%
Return on shareholders' equity	12.6%	12.5%	13.3%	12.2%	11.7%
Current ratio	2.42	2.61	2.52	2.38	2.59
Long-term debt to capitalization (6)	38.2%	35.3%	48.7%	59.3%	60.9%
(1)	Includes the effects of the acquisition of the net assets of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, on September 30, 2003. See Note 2 to the Consolidated Financial Statements at Item 8 of this report.

(2)	Includes the effects of the redemption of the senior subordinated notes on May 1, 2003 and the Class A Common Stock offering completed in September 2003. See Notes 7 and 11 to the Consolidated Financial Statements at Item 8 of this report.

(3)	Includes the effects of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill was no longer amortized beginning in 2002, the effects of the Class A Common Stock offering completed in November 2001 and fiscal 2002 acquisitions. See Notes 2 and 11 to the Consolidated Financial Statements at Item 8 of this report.

(4)	Includes the effects of the acquisitions of the space valve business of PerkinElmer Fluid Sciences, the radial piston pump business of Robert Bosch GmbH, Whitton Technology, Vickers Electric Division and the remaining 25% minority interest of Hydrolux Sarl.

(5)	Share and per share data prior to the February 17, 2004 three-for-two split of the Company's Class A and Class B Common Stock have been restated.
(6)	Capitalization is the sum of total long-term debt, excluding current maturities, and shareholders' equity.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

    All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

OVERVIEW

    Moog is a leading worldwide designer and manufacturer of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and industrial markets. We operate under four segments, Aircraft Controls, Space and Defense Controls, Industrial Controls and Components. The Components segment is new in 2004 as a result of our acquisition of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina and Pennsylvania, and in Germany, England, Italy, the Philippines, Luxembourg, Japan, India and Ireland.

    Revenue under long-term contracts, representing approximately one-third of our sales, is recognized using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is associated with the Aircraft Controls and Space and Defense Controls segments due to the contracting nature of the business activities, with the exception of their respective aftermarket activities. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is associated with the Industrial Controls and Components segments, as well as with aftermarket activity.

    We continuously look for opportunities to capitalize on our technical strengths to expand our existing business in addition to growing through strategic acquisitions. We have a substantial established presence throughout Europe and the Pacific region and have the potential to market and distribute certain products to a wider customer base by utilizing our existing offices.

    Challenges facing us include improving shareholder value through increased profitability while experiencing pricing pressures from customers, strong competition and increases in certain costs, such as health care, retirement and corporate governance costs. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality.

Current Year Considerations

    The Board of Directors approved a three-for-two stock split of our Class A and Class B common shares effected in the form of a 50% share distribution paid on February 17, 2004 to shareholders of record on January 26, 2004. All share and per share amounts included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to show the effects of the stock split.

    On September 30, 2003, we acquired the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman. The adjusted purchase price was $152 million. The acquired business is a separate reporting segment, Components, and is a manufacturer of motion control and data transmission devices. Its principal products are slip rings, fiber optic rotary joints and motors. On September 16, 2003, we completed the sale of 3,018,750 shares of Class A common stock at $25.33 per share, and used the net proceeds of $72 million to pay a portion of the Poly-Scientific purchase price.

CRITICAL ACCOUNTING POLICIES

    Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in Note 1 of Item 8, Financial Statements and Supplementary Data, of this report. The critical accounting policies have been reviewed with the audit committee of our board of directors.

Revenue Recognition on Long-Term Contracts

    Revenue representing 34% of 2004 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with American Institute of Certified Public Accountants' Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This method of revenue recognition is associated with the Aircraft Controls and Space and Defense Controls segments due to the contracting nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm-fixed price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers' requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.

    We recognize revenue on contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. A significant change in an estimate on one or more contracts could have a material effect on our results of operations.

    Occasionally, it is appropriate under SOP 81-1 to combine or segment contracts. Contracts are combined in those limited cir-

cumstances when they are negotiated as a package in the same economic environment with an overall profit margin objective and constitute, in essence, an agreement to do a single project. In such cases, we recognize revenue and costs over the performance period of the combined contracts as if they were one. Contracts are segmented in limited circumstances if the customer had the right to accept separate elements of a contract and the total economic returns of the separate contract elements are similar to the economic returns of the overall contract. For segmented contracts, we recognize revenue and costs as if they were separate contracts over the performance periods of the individual elements or phases.

    Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Certain contracts contain provisions for performance incentives and penalties and are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Amounts representing contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for claims or unapproved contract change orders was not material for 2004.

    EITF (Emerging Issues Task Force) Statement No. 99-5, Preproduction Costs on Long-Term Supply Arrangements, is applicable to a long-term supply agreement we have with Boeing to supply flight controls on the new 7E7 Dreamliner that involves substantial nonrecurring development costs. In accordance with EITF 99-5, development costs that meet the criteria in SFAS No. 2, Accounting for Research and Development Costs, are expensed as incurred.

Contract Loss Reserves

    For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers' specifications.

Reserves for Inventory Valuation

    At September 25, 2004, we had inventories of $190 million, or 35% of current assets, and reserves for inventory valuation of $40 million, or 17% of gross inventories. Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation.

    We record valuation reserves to provide for slow-moving or obsolete inventory by using both a formula-based method that increases the valuation reserve as the inventory ages and, supplementally, a specific identification method. We consider overall inventory levels in relation to firm customer backlog in addition to forecasted demand including aftermarket sales. Changes in these and other factors such as low demand and technological obsolescence could cause us to increase our reserves for inventory valuation, which would negatively impact our gross margin.

    As we record provisions within cost of sales to increase inventory valuation reserves, we establish a new, lower cost basis for the inventory. We do not increase this new cost basis for subsequent changes in facts or circumstances. Once we establish a reserve for an inventory item, we only relieve the reserve upon the subsequent use or disposal of the item.

Reviews for Impairment of Goodwill

    At September 25, 2004, we had $289 million of goodwill, or 26% of total assets. We test goodwill for impairment at least annually, during our fourth quarter, and whenever events occur or circumstances change that indicate there may be an impairment. These events or circumstances could include a significant adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.

    We test goodwill for impairment at the reporting unit level. Our reporting units are the operating segments we use for segment reporting. We use the operating segments as our reporting units, as opposed to using one level below the operating segments, because of the similarities of the components within these segments and because the components do not qualify as businesses themselves.

    Testing goodwill for impairment requires us to allocate goodwill among reporting units, estimate fair values of those reporting units and determine their carrying values. These processes are subjective and require significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates, allocations of commonly shared assets and estimates of the weighted-average cost of capital used to discount future cash flows. Changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.

Purchase Price Allocations for Business Combinations

    On September 30, 2003, we acquired the net assets of the Poly-Scientific division of Litton Systems, Inc., a wholly owned subsidiary of Northrop Grumman Corporation. Under purchase accounting, we recorded assets and liabilities at fair value on the acquisition date. We identified and ascribed value to customer relationships, backlog, engineering drawings, patents and patent applications, and determined the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed primarily using applicable discounted cash flow models. These valuations support the conclusion that intangible assets other than goodwill had a value of $7 million, or 4% of the purchase price. The resulting goodwill was $92 million, or 61% of the purchase price, reflecting the strong cash flows of the acquired operations. Judgment is necessary in identifying intangible assets, making assumptions used in the cash flow models and determining the appropriate lives for amortization. Using different assumptions could have a material effect on our current and future amortization expense.

Pension Assumptions

    We sponsor various defined benefit pension plans covering substantially all employees. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the long-term expected return on assets. Other assumptions include salary increases, retirement age and mortality.

    The discount rate is used to state expected future cash flows at present value. Using a lower discount rate increases the present value of pension obligations. There is little judgment in selecting the discount rate as it reflects the yield of high-quality fixed income securities, generally AA corporate bonds, as of our August 31 measurement date. In determining expense for 2004 for our U.S. plans, representing 81% of our consolidated projected benefit obligation, we used a 6.5% discount rate, compared to 6.9% for 2003. Our expense in 2005 will be determined using a 6.0% discount rate. This 50 basis point decrease in the discount rate will increase our pension expense by $2.4 million in 2005.

    The return on assets assumption reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We select the return on assets assumption by considering our current and target asset allocations, both of which are around 80% equities and 20% debt securities, as well as historical and expected returns on each category of plan assets. In determining expense for 2004 for our largest plan, representing 89% of the fair value of consolidated plan assets, we used an 8.875% return on assets assumption, compared to 8.5% for 2003. A 50 basis point decrease in the return on assets assumption would increase our annual pension expense by $1.2 million.

Deferred Tax Asset Valuation Allowances

    At September 25, 2004, we had gross deferred tax assets of $77 million and a deferred tax asset valuation allowance of $4.5 million. The deferred tax assets principally relate to vacation accruals, inventory obsolescence and contract loss reserves. The deferred tax assets also include $5 million related to net operating losses in Luxembourg, for which the deferred tax asset valuation allowance was established.

    We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that we believe is more likely than not to be realized. We consider recent earnings projections, allowable tax carryforward periods, tax planning strategies and historical earnings performance to determine the amount of the valuation allowance. Changes in these factors could cause us to adjust our valuation allowance, which would impact our income tax expense when we determine that these factors have changed.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK
(dollars in millions)	2004	2003	2002
Net sales	$939	$755	$719
Gross margins	30.5%	31.1%	32.1%
Selling, general and administrative
expenses as a percentage of sales	17.2%	17.0%	16.3%
Interest expense	$11	$17	$26
Effective tax rate	31.4%	26.7%	29.0%
Net earnings	$57	$43	$38

    During 2004, net sales increased $183 million. Our acquisition of Poly-Scientific provided an incremental $130 million of sales in 2004. In addition, sales increased $44 million in Industrial Controls and $8 million in Aircraft Controls. During 2003, net sales increased $37 million, or 5%, and included increases of $45 million in Aircraft Controls and $8 million in Industrial Controls, offset by a $17 million decrease in Space and Defense Controls.

    The gross margin in 2004 decreased due to a less favorable product mix in Aircraft Controls and to repair efforts on recalled attitude control valves for satellites within Space and Defense Controls. The gross margin also decreased in 2003, primarily related to lower sales levels and an unfavorable product mix in Space and Defense Controls and higher sales on the F-35 Joint Strike Fighter aircraft program which is a cost-plus contract with modest margins. Cost savings initiatives within Industrial Controls partially offset these decreases in 2003.

    Gross margins can also be influenced by activity in contract loss reserves, especially additions to loss reserves associated with new loss contracts or substantial increases in cost estimates on existing contracts. At September 25, 2004, we had contract loss reserves of $14 million, including $10 million on aircraft development contracts and $3 million on satellites and strategic and tactical missile contracts, compared with $16 million at September 27, 2003 and $14 million at September 29, 2002. The decrease in contract loss reserves during 2004 resulted from $15 million of additions related to cost estimates on new and existing loss contracts less $17 million of reductions related to costs incurred that were charged against the previously established loss reserves. The additions to contract loss reserves in 2004 primarily relate to aircraft development contracts, including business jets and unmanned combat aerial vehicles, satellites programs and an investment in a tactical missile program. The increase in contract loss reserves during 2003 resulted from $17 million of additions related primarily to increasing cost estimates on aircraft development contracts less $15 million of reductions as work progressed on these contracts.

    Selling, general and administrative expenses as a percentage of net sales increased in 2004 related primarily to our bid and proposal efforts, principally on the next generation commercial aircraft development on Boeing's 7E7. These costs have started to shift to research and development as we begin development activities that are expected to continue for four years. Selling, general and administrative expenses as a percentage of net sales also increased in 2003, related to commissions, personnel related costs, travel costs, professional services and bid and proposal costs related primarily to the Boeing 7E7.

    Interest expense decreased in 2004, primarily due to lower interest rates associated with the redemption of our $120 million 10% senior subordinated notes on May 1, 2003. The decrease in 2003 primarily relates to lower overall interest rates including the effects of the redemption of our senior subordinated notes.

    Our effective tax rate increased in 2004, reflecting a lower level of export tax benefits associated with amended U.S. tax returns filed in 2003 and an increase in foreign tax rates. Our effective tax rate was lower in 2003 than in 2002 due to state investment tax credits realized in 2003 and more benefits related to the 2002 reorganization of our European operations.

    Net earnings increased 34% in 2004 and 14% in 2003. Diluted earnings per share increased 18% in 2004 and 10% in 2003. Average common shares outstanding increased during 2004 primarily as a result of the sale of 3,018,750 shares of Class A common stock on September 16, 2003. Average common shares outstanding increased during 2003 due to the exercise of options, the September 16, 2003 sale of Class A common stock and a higher dilutive effect of outstanding stock options related to the higher price of Class A common stock.

    2005 Outlook - Net sales in 2005 are expected to increase within a range of 4% to 6% to between $974 million and $994 million. Sales are expected to increase by an amount between $15 million and $35 million in Industrial Controls, with more modest increases in the other three segments. Operating margins are expected to increase to approximately 12% in 2005. Compared to 2004, operating margins in 2005 are expected to be positively impacted by Space and Defense Controls, Industrial Controls and Components. Diluted earnings per share are expected to increase by a range of 10% to 14% to between $2.39 and $2.48.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

    During 2004, we made a change in our segment reporting. We renamed the Space Controls segment Space and Defense Controls and are including defense controls, which we previously included in Industrial Controls. Defense Controls are actuation systems used to position gun barrels and automatically load ammunition for military vehicles. Although the product line was derived from our industrial products, in particular those in Europe, the customer base is military. Because of the expertise and customer intimacy we have within Space and Defense Controls with military customers, the chief operating decision maker is now reviewing performance and assessing the allocation of resources of defense controls as part of this new Space and Defense Controls segment. Sales of defense controls were $30 million in 2004, $30 million in 2003 and $24 million in 2002. All amounts have been restated to present defense controls within Space and Defense Controls.

    Operating profit, as presented below, is net sales less cost of sales and other operating expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower. Operating profit is reconciled to earnings before income taxes in Note 15 of Item 8, Financial Statements and Supplementary Data, of this report.

Aircraft Controls
(dollars in millions)	2004	2003	2002
Net sales - military aircraft	283	266	202
Net sales - commercial aircraft	129	138	157
	$412	$404	$359
Operating profit	$63	$70	$65
Operating margin	15.4%	17.4%	18.2%
Backlog	$224	$242	$239

    Net sales in Aircraft Controls increased 2% in 2004. Military aircraft sales increased $17 million while commercial aircraft sales decreased $9 million. Nearly half of the increase in military aircraft sales relates to the high level of activity on the Joint Strike Fighter program. Military aircraft sales also increased $3 million on the F/A-18E/F fighter aircraft program due to increased shipments associated with increased aircraft production rates at Boeing. Military aircraft sales increases also included $3 million for military engine controls as production quantities have increased for various military fighter aircraft including the F-18, $2 million on flight control hardware for the Indian Light Combat Aircraft, for which we received an order in 2004, and $2 million in aftermarket activity. In addition, military aircraft sales increased $2 million on the V-22 Tilt Rotor Osprey program, related to the replacement of swashplate actuators in accordance with our customer's revised specifications. The decrease in commercial aircraft sales is primarily due to a $7 million decrease in Boeing OEM sales due to lower production rates. In addition, commercial aircraft sales decreased $4 million as last year's sales included a series of orders related to commercial aircraft cockpit doors and $2 million related to the wind down of a business jet development program.

    Net sales in Aircraft Controls increased 12% in 2003. Military aircraft sales increased $64 million while commercial aircraft sales decreased $19 million. The increase in our military aircraft sales is primarily due to a $43 million increase in sales for primary flight controls and the leading edge flap actuation system on the F-35 Joint Strike Fighter development program and a $16 million increase on the V-22 Tilt Rotor Osprey related to the replacement of swashplate actuators to our customer's revised specifications. The net increase on other military aircraft programs was $5 million, and included increases in sales of controls for military engines and subassemblies for the F-15 in Japan. The decrease in commercial aircraft sales is primarily due to a $22 million decrease in Boeing OEM sales due to lower production rates.

    In 2004, the operating margin for Aircraft Controls returned to a level that we consider to be sustainable in the long-term. The decrease in 2004 reflects significant bid and proposal expenses associated with development work on Boeing's 7E7 and Airbus's A400M and lower sales on the profitable F-15 work in Japan. The decrease in 2003 primarily relates to higher sales on the F-35 program that carries modest margins.

    Twelve-month backlog for Aircraft Controls decreased from September 27, 2003 to September 25, 2004, reflecting declining development effort on the F-35 Joint Strike Fighter. Backlog levels for Aircraft Controls were comparable at September 27, 2003 and September 28, 2002, however, at September 27, 2003, we had higher levels of backlog for military aircraft, most notably the F-35 Joint Strike Fighter, that was offset by lower levels of backlog for commercial aircraft.

    2005 Outlook for Aircraft Controls - Net sales in Aircraft Controls in 2005 are expected to increase to $417 million, with commercial aircraft sales increasing 13% to $146 million and military aircraft sales decreasing 4% to $271 million. Within commercial aircraft, we expect sales increases of $6 million on business jet programs, $5 million for Boeing OEM and $4 million in aftermarket activities. We expect military aircraft sales to decrease on the F-35 Joint Strike Fighter and the V-22 Osprey, offset partially by increases related to a new sub-assemblies order for the F-15 in Japan and in aftermarket activities. Sales on the Joint Strike Fighter program are trending down towards an average of just over $11 million per quarter in 2005 as major design and development efforts move towards system integration testing. Sales on the V-22 program will decrease in 2005 as the efforts associated with the replacement of swashplate actuators finished in 2004. Operating margins are expected to be 15.3% in 2005, around the same level achieved in 2004. In 2005, research and development is expected to increase related to work on Boeing's 7E7 program, offset by a favorable product mix and lower selling, general and administrative expenses associated with the 2004 bid and proposal efforts on Boeing's 7E7.

Space and Defense Controls
(dollars in millions)	2004	2003	2002
Net sales	$116	$114	$131
Operating profit	$3	$3	$13
Operating margin	2.8%	2.7%	10.1%
Backlog	$100	$77	$79

     Net sales in Space and Defense Controls were relatively stable in 2004. Sales of controls increased by $6 million for tactical missiles on programs including Maverick, Hellfire and VT-1 due to increased production activity early in 2004 and $5 million for strategic missiles, mostly related to the build-up in the Minuteman refurbishment program. These increases were offset by a $7 million decrease in sales on missile defense programs, for which work continues, but at a more modest level, and $2 million on satellites and space vehicles that have shown signs of improvement late in 2004.

    Net sales decreased 13% in 2003. The lower level of sales primarily related to decreases of $11 million in controls for satellites reflecting the soft commercial satellite market and the 2002 completion of the Gravity Probe B program, $10 million on tactical missile programs including the AGM-142 Popeye, Hellfire and VT-1, and $6 million on the Crew Return Vehicle. These decreases were partially offset by sales increases of $6 million in defense controls and $4 million on the Ground-based Midcourse Defense program.

    Our operating margin in Space and Defense Controls was low during 2004, reflecting lower sales volume on satellites, $2.2 million for repair efforts on recalled attitude control valves for satellites and the establishment of a $1.5 million contract loss reserve on the Joint Common Missile program. We have reviewed and addressed circumstances that led up to the valve recall and believe that this incident is not reflective of our work performed on other satellite contracts.

    Our operating margin in Space and Defense Controls decreased considerably during 2003, primarily related to the decrease in sales, most significantly in sales of controls for satellites. To a lesser extent, our operating margins decreased as a result of cost overruns on commercial satellite programs and a less favorable product mix.

    Twelve-month backlog for Space and Defense Controls was higher at September 25, 2004 compared to the levels of the two previous year ends, reflecting strong military satellites orders.

    2005 Outlook for Space and Defense Controls - We expect sales in Space and Defense Controls to increase to $124 million in 2005. Sales for satellites are expected to increase more than decreases on tactical missile programs as production rates temporarily decline on programs including Hellfire, VT-1 and Maverick. We expect our operating margin to improve to 6% in 2005, reflecting a higher level of sales of controls for satellites and not having the significant impacts of the recall and repair efforts or establishing a loss reserve for the Joint Common Missile program that we had in 2004.

Industrial Controls
(dollars in millions)	2004	2003	2002
Net sales	$282	$237	$229
Operating profit	$24	$14	$13
Operating margin	8.6%	6.0%	5.7%
Backlog	$74	$49	$47

    Net sales in Industrial Controls increased 19% in 2004. We experienced sales increases in all of our major product lines, reflecting stronger sales in high-end specialty markets, significant growth in China and the strengthening economy for industrial products. In addition, stronger foreign currencies relative to the U.S. dollar accounted for nearly half of the increase in sales. Sales of controls for plastics making machinery, our largest industrial product line, increased 13%. Sales of turbine controls increased 11% largely related to equipment used in China. Our sales through distributors increased 30%, reflecting the general health of industrial hydraulics. Aftermarket sales also showed continuing growth, increasing 17%.

    Net sales in Industrial Controls increased 4% in 2003. Without the effect of stronger foreign currencies relative to the U.S. dollar, sales decreased $12 million. This sales decrease primarily related to a $17 million decrease in sales of controls for turbines primarily in the U.S., offset partially by increases in other markets in Europe and the Pacific region.

    Our operating margin for Industrial Controls improved in 2004 primarily as a result of higher sales in Europe and in the Pacific region. The improvement in 2003 related primarily to benefits we realized from cost reduction initiatives.

    The higher level of twelve-month backlog for Industrial Controls at September 25, 2004 compared to the previous two year ends primarily relates to strong orders in motion simulators for Flight School XXI for the U.S. Army.

    2005 Outlook for Industrial Controls - We expect our net sales in Industrial Controls to increase between 5% and 12% to within a range of $296 million to $316 million in 2005, reflecting the continuation of growth realized in 2004. Sales increases are expected in every major product line, most notably for simulators for military flight training. Operating margins in Industrial Controls are expected to be close to 10% in 2005, reflecting increasing sales volume.

Components
(dollars in millions)	2004
Net sales	$130
Operating profit	$16
Operating margin	12.0%
Backlog	$51

    The Components segment was established at the beginning of the first quarter of 2004 as a result of the September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems, Inc., subsidiary of Northrop Grumman Corporation. Net sales were $130 million in 2004. During 2004, 46% of sales were for indus trial products, including medical products, 44% were for products used in applications for aircraft, and the remainder was for prod ucts used in space and defense controls applications. Aftermarket sales were 22% of total sales.

    Operating margins were 12.0% in 2004. The operating margins include $1.8 million of costs related to the step-up in inventory as part of acquisition accounting that only affected the first quarter of 2004.

    2005 Outlook for Components - We expect net sales in Components to increase to $136 million in 2005. The industrial mar kets are expected to benefit from higher demand for our products used on medical equipment and increased sales efforts in Europe and Asia We also expect sales of defense controls to increase. Our operating margin is anticipated to increase to 13%, related in part to $1.8 mil lion of costs included in the 2004 operating profit for the step-up in inventory as part of acquisition accounting that will only affect 2004.

FINANCIAL CONDITION AND LIQUIDITY

(dollars in millions)	2004	2003	2002
Net cash provided (used) by:
Operating activities	$128	$77	$59
Investing activities	(181)	(28)	(33)
Financing activities	30	11	(25)

    Cash flow from operations and available borrowing capacity provide us with resources needed to run our operations, continually invest in our business and take advantage of acquisition opportunities as they may arise.

Operating activities

    Net cash provided by operating activities increased $51 million in 2004 and $18 million in 2003. Approximately 40% of this increase in 2004 and 80% of this increase in 2003 relates to higher earnings adjusted for non-cash charges such as depreciation and amortization and provisions for losses. Depreciation and amortization were $36 million in 2004 compared to $30 million in 2003 and $26 million in 2002. The acquisition of Poly-Scientific contributed an incremental $4 million of depreciation and amortization in 2004. Provisions for losses were $27 million in 2004, $26 million in 2003 and $21 million in 2002.

    In addition, changes in working capital improved in 2004 and 2003. During 2004, we had strong collections of receivables including a collection associated with a scope change negotiation on a business jet contract. Customer advances also increased, related largely to an advance we received from Boeing on the F/A-18E/F program. We will use this advance to fund design changes and manufacturing improvements that will lower our costs of production and, therefore, prices to the customer. These sources of cash were partially offset as we made additional contributions to our pension plans in 2004. During 2003, customer advances increased and we received a tax refund primarily related to significant deductions for pension contributions and accelerated depreciation.

    We expect net cash provided by operating activities to be approximately $90 million in 2005.

Investing activities

    Net cash used by investing activities in 2004 includes the $152 million adjusted purchase price for the Poly-Scientific acquisition. In 2003, we did not have any business acquisitions. In 2002, we used $5 million of cash for business acquisitions.

    Capital expenditures were $34 million in 2004, including $4 million of assets acquired under capital leases, compared to $28 million in 2003 and $27 million in 2002. We expect our capital expenditures in 2005 to approximate our depreciation and amortization expense of about $40 million.

Financing activities

    Net cash provided by financing activities in 2004 includes $80 million of borrowings used to pay a portion of the purchase price for the Poly-Scientific acquisition. The remainder of the purchase price was paid with proceeds from the sale of Class A Common Stock late in 2003.

    In 2004, we established a Stock Employee Compensation Trust (SECT) to assist in administering and provide funding for employee stock plans and benefit programs. We made a loan to the SECT that the SECT used to purchase outstanding shares of Class B Common Stock. The SECT purchased 252,369 shares from members of the Moog family for $9.2 million and 125,775 shares from Seneca Foods Corporation for $4.6 million. These purchases were based on the ten-day average market price of the stock prior to the transaction date. In addition, the SECT sold 34,500 shares of Class B Common Stock to the Savings and Stock Ownership Plan for $1.3 million. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.

    In 2003, we redeemed our $120 million 10% senior subordinated notes at par by borrowing on the unused portion of our U.S. credit facility.

    We sold Class A Common Stock in 2003 and in 2002. Our proceeds were $72 million in 2003 and we used a portion of those proceeds towards the purchase price of the Poly-Scientific acquisition early in 2004. In 2002, our proceeds were $39 million, which we used to repay outstanding debt.

CAPITAL STRUCTURE AND RESOURCES

    We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

    Our largest credit facility is the U.S. facility that consists of a $75 million term loan and a $315 million revolver that had outstanding balances of $53 million and $243 million, respectively, at September

25, 2004. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which is currently 150 basis points. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million. The credit facility is secured by substantially all of our U.S. assets.

    The U.S. credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $265 million at September 25, 2004. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $40 million in any one fiscal year. Adjusted EBITDA is defined in the agreement as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. At September 25, 2004, we were in compliance with all covenants.

    We are required to obtain the consent of lenders of the U.S. credit facility before raising additional debt financing. In recent years, we have demonstrated our ability to secure consents and modifications to access debt and capital markets. In addition, we have shown strong, consistent financial performance. We believe that we will be able to obtain additional debt or equity financing as needed.

    During 2004, we filed a shelf registration statement covering up to $150 million of debt securities. We are considering raising debt financing under this shelf registration to take advantage of favorable interest rates and extend our debt maturities.

    At September 25, 2004, we had $87 million of unused borrowing capacity, including $62 million from the U.S. credit facility after considering standby letters of credit.

    Long-term debt to capitalization was 38% at September 25, 2004 compared to 35% at September 27, 2003. The ratio was low at September 27, 2003 due to receiving proceeds from an equity offering prior to year-end that we used to pay a portion of the purchase price of the Poly-Scientific acquisition just after year-end.

    We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet our operating needs.

Off Balance Sheet Arrangements

    We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations and Commercial Commitments

    Our significant contractual obligations and commercial commitments at September 25, 2004 are as follows:

(dollars in millions)	Payments due by period
			2006-	2008-	After
Contractual Obligations	Total	2005	2007	2009	2009
Long-term debt	$310	$19	$33	$252	$6
Interest on long-term debt	6	3	3	-	-
Operating leases	52	12	19	10	11
Purchase obligations	155	131	22	2	-
Total contractual obligations	$523	$165	$77	$264	$17

    Interest on long-term debt consists of payments on fixed-rate debt, primarily interest rate swaps on U.S. credit facility borrowings, based on the current applicable interest margin. Total contractual obligations exclude pension obligations. Assuming future returns on assets and discount rates are consistent with those in our most recent actuarial valuations, we would not be required to make contributions to our plans until 2008. We may make voluntary contributions, which could decrease or delay our funding requirements. In 2005, we anticipate making discretionary contributions of $7 million.

(dollars in millions)	Commitments expiring by period
Other			2006-	2008-	After
Commercial Commitments	Total	2005	2007	2009	2009
Standby letters of credit	$7	$7	$-	$-	$-

ECONOMIC CONDITIONS AND MARKET TRENDS

Military Aerospace and Defense

    Nearly half of our consolidated sales relate to global military defense or government funded programs. The duration of a military program can be as long as a decade or more and the barriers to entry are significant once we become baselined on a program. Contract awards are typically in annual buys and associated aftermarket business can be significant. Most of these sales are within Aircraft Controls and Space and Defense Controls.

    Military programs are subject to funding through defense budgets and appropriations. U.S. Defense spending increased measurably in recent years and is forecasted to continue to increase, although at a declining rate, but is subject to annual Congressional authorization. Procurement and research and development spending by the Department of Defense (DoD) accounted for only 36% of the 2004 DoD budget. Further, the particular area of program funding by the DoD is most relevant to our business. For example, we are supplying flight control systems for the F-35 Joint Strike Fighter, an important program for us in the last two years and for many years to come. We also participate on numerous foreign military programs. During 2004, Airbus awarded us the primary flight control work on the A400M aircraft. From time to time government programs are terminated which can affect our financial outlook. For example, during 2004, the RAH-66 Comanche program was terminated, reducing revenue projections by nearly $3 million in 2004 alone. We are also affected by delays in depot maintenance funding on U.S. programs such as the F-15 Eagle and the UH-60 Black Hawk helicopter for which we perform repair services.

    In 2004, within Space and Defense Controls, we were awarded a contract to develop fin controls for the Joint Common Missile program. This tactical missile program will replace both Hellfire and

Maverick missile programs. Activity is slowing down on the Space Shuttle program as the program stretches out and the restart of the launch schedule is delayed. As a result, our contract for the refurbishment of the Space Shuttle flight controls will stretch out into 2008.

Industrial

    Approximately one-third of our sales are generated in industrial markets. Contract lead times are measured in weeks resulting in a relatively small backlog and difficulty in forecasting sales with reasonable certainty. Diversification of customers, product applications and geography help to soften the impact of sales changes within this portfolio of products. Industrial markets have rebounded from the downturn of the past couple of years, particularly in Europe and Asia. Demand has been strong for injection molding machines, especially in Asia, and steel mills are being constructed in China, increasing demand for steel mill gauge and turbine power generation controls.

    A current market focus of ours is flight training simulation. The Army plans to spend $1 billion on simulation over the next twenty years for its Flight School XXI, a flight school for the 21st century. During 2004, we received new orders for these electromechanical simulator platforms and have more opportunities for further growth. Another market focus is medical applications where our newly acquired Components segment excels at supplying small electric motors for sleep apnea devices and complex medical machines.

Commercial Aircraft

    Nearly fifteen percent of our sales are on commercial aircraft programs. The commercial aircraft industry has been in an economic downturn since 2001. Air travel has since slowly increased, but not up to the level prior to this downturn. Boeing Commercial Airplanes is an important customer of the Company, representing approximately 3% of our sales, down from over 10% a few years ago. During 2004, we completed negotiations on a four-year extension to our agreement with Boeing for the existing 7-series aircraft, providing contract coverage through 2012. We have also been awarded a contract to develop the primary flight control actuation system for Boeing's 7E7 Dreamliner, its next generation commercial aircraft. In the business jets market, our flight controls have been baselined on a couple of newer jets approaching their initial production phases.

Foreign Currencies

    We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls. Nearly one-third of our sales is denominated in foreign currencies including the euro, Japanese yen and British pound. During 2004, these foreign currencies have strengthened against the U.S. dollar and the Company has benefited from the translation of the results of the Company's foreign subsidiaries into U.S. dollars.

RECENT ACCOUNTING PRONOUNCEMENTS

    As of December 31, 2003, we adopted FIN 46 R, "Consolidation of Variable Interest Entities," revised in December 2003. We are the primary beneficiary of two variable interest entities and have accordingly consolidated these entities beginning December 31, 2003. We lease land and buildings from these variable interest entities that own the land and buildings and have the related debt. In the initial consolidation as of December 31, 2003, we recorded land and buildings, net of depreciation, of $13.5 million and long-term debt, including current installments, of $9.3 million and reduced other assets by $4.3 million. The cumulative effect of this accounting change was immaterial and is included in other expense.

    In December 2003, the FASB issued SFAS No. 132 R (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires revisions to employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS No. 87 or SFAS No. 106. The interim period disclosure requirements were applied beginning in our second quarter of 2004 and the annual disclosure requirements were applied in this 2004 annual report.

    In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 states that the measure of the accumulated benefit obligation and net periodic postretirement cost on or after the date of enactment should reflect the effects of Medicare, Prescription Drug, Improvement and Modernization Act of 2003. We do not expct that our postretirement prescription drug plan will qualify for the federal subsidy under this Act and, accordingly, no effects are included in our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

    In the normal course of business, we have exposures to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and forward contracts. We do not hold or issue financial instruments for trading purposes.

    In 2004, our derivative instruments were limited to interest rate swaps designated as cash flow hedges. At September 25, 2004, we had $297 million of borrowings under variable interest rate facilities. Of the $180 million notional amount of interest rate swaps outstanding at September 25, 2004, $90 million matures in the second quarter of 2005, $55 million matures in the second quarter of 2006 and $35 million matures in the first quarter of 2007. Based on the current applicable margin, our interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.5%, 4.1% and 3.8%, respectively, through their maturities, at which times the interest will revert back to a variable rate based on LIBOR plus the applicable margin. If interest rates had been one percentage point higher during 2004, our interest expense would have been $1 million higher.

    Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the euro, the Japanese yen and the British pound. If average annual foreign exchange rates collectively weakened or strengthened against the U.S. dollar by 10%, our net earnings would decrease or increase, respectively, by $5 million from foreign currency translation and $1 million from pressures on operating margins for products sourced outside of the U.S.

    On a limited basis, we may enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments and intercompany loans and to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries.

Item 8. Financial Statements and Supplementary Data.

MOOG INC.
Consolidated Statements of Earnings
	Fiscal Years Ended
	September 25,	September 27,	September 28,
(dollars in thousands except per share data)	2004	2003	2002
NET SALES	$938,852	$755,490	$718,962
COST OF SALES	652,447	520,304	488,377
GROSS PROFIT	286,405	235,186	230,585

Research and development	29,729	30,497	33,035
Selling, general and administrative	161,377	128,365	117,284
Interest	11,080	17,122	26,242
Other	750	953	1,034

EARNINGS BEFORE INCOME TAXES	83,469	58,249	52,990
INCOME TAXES	26,182	15,554	15,391
NET EARNINGS	$57,287	$42,695	$37,599

NET EARNINGS PER SHARE
Basic	$2.21	$1.87	$1.69
Diluted	$2.17	$1.84	$1.67
See accompanying Notes to Consolidated Financial Statements.

MOOG INC.
Consolidated Balance Sheets

	September 25,	September 27,
(dollars in thousands except per share data)	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,701	$77,491
Receivables	261,776	262,094
Inventories	189,649	170,578
Deferred income taxes	33,033	29,960
Prepaid expenses and other current assets	7,930	12,076
TOTAL CURRENT ASSETS	549,089	552,199
PROPERTY, PLANT AND EQUIPMENT	246,743	208,169
GOODWILL	288,563	194,937
INTANGIBLE ASSETS, net of accumulated amortization of
$6,120 in 2004 and $3,816 in 2003	14,471	10,949
OTHER ASSETS	26,062	25,326
TOTAL ASSETS	$1,124,928	$991,580
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$923	$10,140
Current installments of long-term debt	18,700	15,607
Accounts payable	54,200	47,159
Accrued salaries, wages and commissions	68,331	53,742
Customer advances	31,016	23,418
Contract loss reserves	14,311	16,147
Accrued pension and retirement obligations	5,711	25,119
Other accrued liabilities	34,092	20,091
TOTAL CURRENT LIABILITIES	227,284	211,423
LONG-TERM DEBT, excluding current installments	291,666	230,913
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	97,901	91,324
DEFERRED INCOME TAXES	34,198	31,953
OTHER LONG-TERM LIABILITIES	2,223	1,819
TOTAL LIABILITIES	653,272	567,432
COMMITMENTS AND CONTINGENCIES (Note 16)	-	-
SHAREHOLDERS' EQUITY
9% Series B Cumulative, Convertible, Exchangeable Preferred Stock - Par Value $1.00
Authorized 200,000 shares. Issued 100,000 shares and outstanding 83,771 shares at September 27, 2003.	-	100
Common Stock - Par Value $1.00
Class A - Authorized 30,000,000 shares.
Issued 25,147,785 and outstanding 22,910,728 shares at September 25, 2004.
Issued 25,045,857 and outstanding 22,629,360 shares at September 27, 2003.	25,148	25,046
Class B - Authorized 10,000,000 shares. Convertible to Class A on a one-for-one basis.
Issued 5,342,607 and outstanding 2,794,982 shares at September 25, 2004.
Issued 5,442,468 and outstanding 3,235,794 shares at September 27, 2003.	5,343	5,443
Additional paid-in capital	198,593	196,183
Retained earnings	322,989	265,706
Treasury shares	(40,332)	(39,262)
Stock Employee Compensation Trust shares	(12,955)	-
Accumulated other comprehensive loss	(27,130)	(29,068)
TOTAL SHAREHOLDERS' EQUITY	471,656	424,148
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,124,928	$991,580
See accompanying Notes to Consolidated Financial Statements.

MOOG INC.
Consolidated Statements of Shareholders' Equity
Fiscal Years Ended
September 25,		September 27,	September 28,
(dollars in thousands except per share data)	2004	2003	2002
PREFERRED STOCK
Beginning of year	$100	$100	$100
Conversion of Preferred Stock to Class A Common Stock	(100)	-	-
End of year	-	100	100
COMMON STOCK
Beginning of year	30,489	27,470	24,500
Sale of Class A Common Stock	-	3,019	2,970
Adjustment for activity after record date of stock split	2	-	-
End of year	30,491	30,489	27,470
ADDITIONAL PAID-IN CAPITAL
Beginning of year	196,183	126,014	89,263
Sale of Class A Common Stock, net of issuance costs	-	69,152	35,844
Issuance of treasury shares at more than cost	2,158	1,017	907
Adjustment to market - SECT, and other	252	-	-
End of year	198,593	196,183	126,014
RETAINED EARNINGS
Beginning of year	265,706	223,019	185,428
Net earnings	57,287	42,695	37,599
Preferred dividends ($.09 per share in 2004, 2003 and 2002)	(4)	(8)	(8)
End of year	322,989	265,706	223,019
TREASURY SHARES, AT COST*
Beginning of year	(39,262)	(40,006)	(39,827)
Shares issued related to options (2004 - 220,532 Class A shares;
2003 - 92,700 Class A shares; 2002 - 168,750 Class A shares)	729	295	467
Shares purchased (2004 - 57,274 Class A shares;
2003 - 55,730 Class A shares;
2002 - 16,299 Class A shares and 20,969 Class B shares)	(1,944)	(1,190)	(646)
Shares sold to Savings & Stock Ownership Plan (SSOP)
(2004 - 2,693 Class B shares; 2003 - 94,178 Class B shares)	60	1,639	-
Conversion of Preferred Stock to Class A Common Stock (2004-16,182 Class A shares)	85	-	-
End of year	(40,332)	(39,262)	(40,006)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)**
Beginning of year	-	-	-
Purchase of SECT stock (2004 - 378,144 Class Class B shares)	(13,752)	-	-
Sale of SECT stock to SSOP Plan (2004 - 34,500 Class Class B shares)	1,258	-	-
Adjustment to market - SECT	(461)	-	-
End of Year	(12,955)	-	-
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	(29,068)	(36,591)	(23,636)
Other comprehensive income (loss)	1,938	7,523	(12,955)
End of year	(27,130)	(29,068)	(36,591)
TOTAL SHAREHOLDERS' EQUITY	$471,656	$424,148	$300,006
COMPREHENSIVE INCOME
Net earnings	$57,287	$42,695	$37,599
Other comprehensive income (loss):
Foreign currency translation adjustment	8,040	13,150	5,469
Minimum pension liability adjustment	(7,362)	(5,288)	(20,557)
Accumulated loss on derivatives adjustment	1,260	(339)	2,133
COMPREHENSIVE INCOME	$59,225	$50,218	$24,644
*	Class A Common Stock in treasury: 2,237,057 shares at September 25, 2004; 2,416,497 shares at September 27, 2003; 2,453,468 shares at September 28, 2002.
Class B Common Stock in treasury: 2,203,981 shares at September 25, 2004; 2,206,674 shares at September 27, 2003; 2,300,852 shares at September 28, 2002.
Preferred Stock in treasury: 16,229 shares at September 27, 2003 and September 28, 2002.
**

Class B Common Stock in SECT: 343,644 shares at September 25, 2004. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.

See accompanying Notes to Consolidated Financial Statements.

MOOG INC.
Consolidated Statements of Cash Flows
Fiscal Years Ended
	September 25,	September 27,	September 28,
(dollars in thousands)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$57,287	$42,695	$37,599
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	31,679	27,098	23,214
Amortization	3,829	2,437	2,383
Provisions for non-cash losses on contracts, inventories and receivables	26,967	26,107	21,083
Deferred income taxes	571	15,515	3,590
Other	1,309	556	1,065
Change in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	17,129	(16,334)	2,843
Inventories	(3,981)	(8,674)	(8,216)
Other assets	1,351	(897)	1,904
Accounts payable and accrued liabilities	(7,811)	(12,732)	(26,877)
Other liabilities	(7,712)	(14,537)	(1,131)
Customer advances	7,491	15,340	1,348
NET CASH PROVIDED BY OPERATING ACTIVITIES	128,109	76,574	58,805
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(152,019)	-	(5,105)
Purchase of property, plant and equipment	(30,414)	(27,713)	(27,280)
Other	1,414	61	(581)
NET CASH USED IN INVESTING ACTIVITIES	(181,019)	(27,652)	(32,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of notes payable	(9,796)	(5,215)	(5,787)
Proceeds from revolving lines of credit	154,800	141,700	90,000
Payments on revolving lines of credit	(86,800)	(99,700)	(133,000)
Proceeds from issuance of long-term debt	22,795	35,437	9,611
Payments on long-term debt other than senior subordinated notes	(39,194)	(14,704)	(25,047)
Payments on senior subordinated notes	-	(120,000)	-
Net proceeds from sale of Class A Common Stock	-	72,171	38,814
Purchase of outstanding shares for treasury	(1,944)	(1,190)	(646)
Proceeds from sale of treasury stock	2,947	2,951	1,374
Purchase of stock held by Stock Employee Compensation Trust	(13,752)	-	-
Proceeds from sale of stock held by Stock Employee Compensation Trust	1,258	-	-
Other	(4)	(8)	(9)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	30,310	11,442	(24,690)
Effect of exchange rate changes on cash and cash equivalents	1,810	1,175	530
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,790)	61,539	1,679
Cash and cash equivalents at beginning of year	77,491	15,952	14,273
Cash and cash equivalents at end of year	$56,701	$77,491	$15,952
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$10,283	$22,028	$26,412
Income taxes, net of refunds	5,857	2,864	19,958
Non-cash investing and financing activities:
Equipment acquired under capital leases	$3,883	$426	$-
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

    Fiscal Year: The Company's fiscal year ends on the last Saturday in September. The consolidated financial statements include 52 weeks for each of the years ended September 25, 2004, September 27, 2003 and September 28, 2002.

    Revenue Recognition: The Company recognizes revenue using either the percentage of completion method for contracts or as units are delivered or services are performed.

    Percentage of completion method for contracts. Revenue representing 34% of fiscal 2004 sales is accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This method of revenue recognition is associated with the Aircraft Controls and Space and Defense Controls segments due to the contracting nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm-fixed price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers including Boeing and Airbus. The nature of the contractual arrangements includes customers' requirements for delivery of hardware as well as funded nonrecur-ring development work in anticipation of follow-on production orders.

    Revenue on contracts using the percentage of completion, cost-to-cost method of accounting is recognized as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. A significant change in an estimate on one or more contracts could have a material effect on the Company's results of operations.

    Occasionally, it is appropriate under SOP 81-1 to combine or segment contracts. Contracts are combined in those limited circumstances when they are negotiated as a package in the same economic environment with an overall profit margin objective and constitute, in essence, an agreement to do a single project. In such cases, revenue and costs are recognized over the performance period of the combined contracts as if they were one. Contracts are segmented in limited circumstances if the customer had the right to accept separate elements of the contract and the total economic returns of the separate contract elements are similar to the economic returns of the overall contract. For segmented contracts, revenue and costs are recognized as if they were separate contracts over the performance periods of the individual elements or phases.

    Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Certain contracts contain provisions for performance incentives and penalties and are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Amounts representing contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for claims or unapproved contract change orders was not material for fiscal 2004.

    For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers' specifications.

    EITF (Emerging Issues Task Force) Statement No. 99-5, Preproduction Costs on Long-Term Supply Arrangements, is applicable to a long-term supply agreement with Boeing to supply flight controls on the new 7E7 Dreamliner that involves substantial nonrecurring development costs. In accordance with EITF 99-5, development costs that meet the criteria in SFAS No. 2, Accounting for Research and Development Costs, are expensed as incurred.

    As units are delivered or services are performed. In fiscal 2004, 66% of the Company's sales were recognized as units were delivered or as service obligations were satisfied in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue is recognized when the risks and rewards of ownership and title to the product are transferred to the customer. When engineering or similar services are performed, revenue is recognized upon completion of the obligation including any delivery of engineering drawings or technical data. This method of revenue recognition is associated with the Industrial Controls and Components segments, as well as with aftermarket activity. Profits are recorded as costs are relieved from inventory and charged to cost of sales and as revenue is recognized. Inventory costs include all product-manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations.

    Operating Cycle: Consistent with industry practice, aerospace and defense related inventories, unbilled recoverable costs and profits on long-term contract receivables, customer advances and contract loss reserves include amounts relating to contracts having long production and procurement cycles, portions of which are not expected to be realized or settled within one year.

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

    Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on the Company's assessment of the collectibility of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer's ability to pay.

    Inventories: Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out (FIFO) method of valuation.

    Property, Plant and Equipment: Property, plant and equipment are stated at cost. Plant and equipment are depreciated principally using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings, 15 years for building improvements, 12 years for furniture and fixtures, 10 years for machinery and equipment, 8 years for tooling and test equipment and 3 to 4 years for computer hardware. Leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the asset, whichever is shorter.

    Goodwill and Acquired Intangible Assets: The Company tests goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value.

    Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. There were no identifiable intangible assets with indefinite lives at September 25, 2004.

    Impairment of Long-Lived Assets: Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. The Company uses undiscounted cash flows to determine whether impairment exists and measures any impairment loss using discounted cash flows.

    Product Warranties: In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. The Company determines warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2004	2003	2002
Warranty accrual at beginning of year	$2,292	$1,337	$1,490
Additions from acquisition	827	-	-
Warranties issued during current period	4,179	3,355	2,885
Adjustments to pre-existing warranties	355	221	(405)
Reductions for settling warranties	(3,546)	(2,788)	(2,686)
Foreign currency translation	126	167	53
Warranty accrual at end of year	$4,233	$2,292	$1,337

    Shipping and Handling Costs: Shipping and handling costs are included in cost of sales.

    Foreign Currency Translation: Foreign subsidiaries' assets and liabilities are translated using rates of exchange as of the balance sheet date and the statements of earnings are translated at the average rates of exchange for each reporting period.

    Financial Instruments: The Company's financial instruments consist primarily of cash and cash equivalents, notes payable, long-term debt and interest rate swaps. The carrying values for the Company's financial instruments approximate fair value. The Company does not hold or issue financial instruments for trading purposes.

    The Company carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company's use of derivative instruments is generally limited to cash flow hedges of certain interest rate risks.

    Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2004	2003	2002
Basic weighted-average shares outstanding	25,864,254	22,885,368	22,214,769
Dilutive effect of:
Stock options	526,517	338,588	319,443
Convertible preferred stock	4,045	16,182	16,182
Diluted weighted-average shares outstanding	26,394,816	23,240,138	22,550,394

    Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

    On February 17, 2004, the Company distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% stock distribution, to shareholders of record as of January 26, 2004. Share and per share amounts have been restated accordingly.

    On September 16, 2003, the Company completed the sale of 3,018,750 shares of Class A Common Stock.

    On November 20, 2001, the Company completed the sale of 2,970,000 shares of Class A Common Stock.

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

	2004	2003	2002
Net earnings, as reported	$57,287	$42,695	$37,599
Less stock-based employee
compensation expense determined
under fair value method	(967)	(1,448)	(1,284)
Net earnings, pro forma	$56,320	$41,247	$36,315
Earnings per share:
Basic, as reported	$2.21	$1.87	$1.69
Basic, pro forma	$2.18	$1.80	$1.63
Diluted, as reported	$2.17	$1.84	$1.67
Diluted, pro forma	$2.13	$1.77	$1.61

    The weighted-average fair value of options granted during 2004, 2003 and 2002 was $10.33, $8.73 and $6.89 per option, respectively. Fair value was estimated at the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: risk-free interest rates of 3.3%, 3.9% and 4.3% for 2004, 2003 and 2002, respectively, expected volatility of 36% for 2004, 2003 and 2002, expected life of 5.8 years, 7.1 years and 5.8 years for 2004, 2003 and 2002, respectively, and expected dividend yield of 0%.

    Recent Accounting Pronouncements: As of December 31, 2003, the Company adopted FASB Interpretation No. 46 R, "Consolidation of Variable Interest Entities," revised in December 2003. The Company is the primary beneficiary of two variable interest entities and has accordingly consolidated these entities beginning December 31, 2003. The Company leases land and buildings from these variable interest entities that own the land and buildings and have the related debt. In the initial consolidation as of December 31, 2003, the Company recorded land and buildings, net of depreciation, of $13,526 and long-term debt, including current installments, of $9,279, reduced other assets by $4,252 and recorded other net liabilities of $32. The cumulative effect of this accounting change is a $37 pretax loss and is included in other expense as the amount is immaterial.

    In December 2003, the FASB issued SFAS No. 132 R (revised), "Employers' Disclosures about Pensions and other Postretirement Benefits." This statement requires revisions to employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of SFAS No. 87 or SFAS No. 106. The interim period disclosure requirements were applied beginning in the Company's second quarter of 2004 and the annual disclosure requirements are applied in these 2004 financial statements.

    In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 states that the measure of the accumulated benefit obligation and net periodic postretirement cost on or after the date of enactment should reflect the effects of the Medicare, Prescription Drug, Improvement and Modernization Act of 2003. The Company does not expect that its postretirement prescription drug plan will qualify for the federal subsidy under this Act and, accordingly, no effects are included in the financial statements.

Note 2 - Acquisitions

    All of the Company's acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.

    On September 30, 2003, the beginning of the Company's 2004 fiscal year, the Company acquired the net assets of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. The acquired business is a manufacturer of motion control and data transmission devices. Its principal products are slip rings, fiber optic rotary joints and motors. The acquisition complements the Company's business in the design and manufacture of components and subsystems used in high-performance motion control systems in addition to extending product applications into the medical market.

    On the acquisition date, the Company paid $158,000 in cash for the net assets. In the second quarter, the Company received a net amount of $5,981 from the seller representing a purchase price adjustment in accordance with the asset purchase agreement, resulting in an adjusted purchase price of $152,019.

    The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition.

Current assets	$38,829
Property, plant and equipment	23,589
Goodwill	92,246
Intangible assets	6,810
Other assets	798
Total assets acquired	162,272
Total liabilities assumed	(10,253)
Net assets acquired	$152,019

    After consideration of all types of intangibles that are typically associated with an acquired business, including those referenced in SFAS No. 141, a portion of the purchase price was ascribed only to those applicable identifiable intangible assets that had value. Customer relationships were valued using the discounted cash flow projections from new customers considering that many of Poly-Scientific's customers were already customers of the Company. Backlog was valued using the projected operating profit for firm customer orders after return on requisite assets, which provides for the annual return on net working capital, fixed assets, and intangible assets needed to support production. Patents and engineering drawings were valued with consideration given to the fact that the intellectual property is not a predominant business driver using an estimate of costs, including royalties, that were otherwise avoided due to the acquisition of such intellectual property with the assets of the acquired business. Based on these valuations, intangible assets other than goodwill had a value of $6,810, or 4% of the purchase price.

    The acquired intangible assets are all being amortized and have a weighted-average useful life of eight years. Customer-related intangible assets, including customer relationships and backlog, are $5,150 and have a weighted-average useful life of eight years. Technology-related intangible assets, including engineering drawings, patents and patents applications, are $1,660 and have a weighted-average useful life of ten years.

    The resulting goodwill was $92,246, or 61% of the purchase price, reflecting the strong forecasted cash flows of the acquired operations. The acquired business has become a separate reporting segment, Components, and the entire amount of goodwill is included in that segment. The goodwill from this acquisition is deductible over fifteen years for tax purposes.

    The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired business as if the acquisition took place at the beginning of 2003. The pro forma consolidated results include the impact of adjustments, including amortization of intangibles, increased interest expense on acquisition debt, additional shares of common stock outstanding and related income tax effects, among others. Pro forma net earnings for 2003 also include $1,087 of expense related to the step-up in inventory, all of which was assumed to be incurred in the first quarter following the acquisition as inventory turns over in one quarter.

	2004	2003
(unaudited)	(as reported)	(pro forma)
Net sales	$938,852	$885,648
Net earnings	$57,287	$48,209
Basic earnings per share	$2.21	$1.86
Diluted earnings per share	$2.17	$1.84

    The pro forma results are not necessarily indicative of what would have actually occurred if the acquisition had been in effect for 2003. In addition, they are not intended to be a projection of future results.

    On March 29, 2002, the Company acquired 81% of the stock of Tokyo Precision Instruments Co. Ltd. (TSS) from the Mitsubishi Electric Corporation and other shareholders for approximately $600 in cash. TSS's balance sheet, which is consolidated in the Company's financial statements, included approximately $4,100 of net funded debt and $1,600 of cash, as of March 29, 2002. As of September 28, 2002, the Company had acquired 98.8% of TSS for approximately $800 in cash. TSS is a manufacturer of high-performance industrial servovalves, hydraulic systems and pneumatic components with annual sales of approximately $6,000. Goodwill resulting from this acquisition was approximately $2,400 and other intangible assets were approximately $1,000.

    On October 25, 2001, the Company purchased the net assets of the satellite and space product lines of the Electro Systems Division of Tecstar, Inc. for approximately $7,900 in cash. The acquired business of Tecstar's Electro Systems Division is a manufacturer of electromechanical equipment for spacecraft with annual sales of approximately $6,000. Goodwill resulting from this acquisition was approximately $5,700 and other intangible assets were approximately $1,400.

Note 3 - Receivables
Receivables consist of:
September 25, 2004		September 27, 2003
Accounts receivable	$120,234	$91,808
Long-term contract receivables:
Amounts billed	38,579	40,238
Unbilled recoverable costs and accrued profits	101,532	121,568
Total long-term contract receivables	140,111	161,806
Other	4,427	11,458
Total receivables	264,772	265,072
Less allowance for doubtful accounts	(2,996)	(2,978)
Receivables	$261,776	$262,094

    Long-term contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts and commercial aircraft and satellite manufacturers. Amounts billed under long-term contracts to the U.S. Government were $10,608 at September 25, 2004 and $12,948 at September 27, 2003. Unbilled recoverable costs and accrued profits under long-term contracts to be billed to the U.S. Government were $5,543 at September 25, 2004 and $4,713 at September 27, 2003. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with the terms of specific contracts, generally as certain milestones are reached or upon shipment. At September 25, 2004, unbilled recoverable costs and accrued profits under long-term contracts included $11,106 related to a business jet program and are expected to be collected as milestones are reached and production deliveries are made and accepted, which will likely extend into 2006. Substantially all other unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.

    There are no material amounts of claims or unapproved change orders included in the balance sheet. Balances billed but not paid by customers under retainage provisions is not material.

    Concentrations of credit risk on receivables are limited to those from significant customers that are believed to be financially sound. Receivables from Boeing were $44,458 at September 25, 2004 and $49,860 at September 27, 2003. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Note 4 - Inventories
Inventories, net of reserves, consist of:

September 25, 2004		September 27, 2003
Raw materials and purchased parts	$62,903	$53,163
Work in process	92,034	82,537
Finished goods	34,712	34,878
Inventories	$189,649	$170,578

Note 5 - Property, Plant and Equipment
Property, plant and equipment consists of:

September 25, 2004		September 27, 2003

Land	$18,470	$12,756
Buildings and improvements	182,991	151,320
Machinery and equipment	343,669	321,717
Property, plant and equipment, at cost	545,130	485,793
Less accumulated depreciation and amortization	(298,387)	(277,624)
Property, plant and equipment	$246,743	$208,169

Assets under capital leases included in property, plant and equipment are summarized as follows:

	September 25, 2004	September 27, 2003

Assets under capital leases, at cost	$3,999	$3,536
Less accumulated amortization	(157)	(1,833)
Net assets under capital leases	$3,842	$1,703

Note 6 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for 2004, 2003 and 2002 are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Controls
				Components	Total
Balance at September 29, 2001	$102,817	$30,930	$49,721	$-	$183,468
Acquisitions	-	5,734	2,465	-	8,199
Foreign currency translation	-	-	1,188	-	1,188
Balance at September 28, 2002	102,817	36,664	53,374	-	192,855
Foreign currency translation	-	-	2,082	-	2,082
Balance at September 27, 2003	102,817	36,664	55,456	-	194,937
Acquisition	-	-	-	92,246	92,246
Change in segment classification	-	9,000	(9,000)	-	-
Foreign currency translation	-	-	1,380	-	1,380
Balance at September 25, 2004	$102,817	$45,664	$47,836	$92,246	$288,563
The components of acquired intangible assets are as follows:

	September 25, 2004			September 27, 2003
	Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization

Marketing-related	$6,158	$(4,083)		$6,102	$(3,335)
Customer-related	5,836	(1,449)		681	(213)
Technology-related	3,014	(581)		1,348	(263)
Artistic-related	25	(7)		25	(5)
Acquired intangible assets	$15,033	$(6,120)		$8,156	$(3,816)

    The weighted-average amortization period is nine years for non-compete agreements as well as for other acquired intangible assets. Amortization of acquired intangible assets was $2,274 in 2004, $953 in 2003 and $885 in 2002. Based on acquired intangible assets recorded at September 25, 2004, amortization is estimated to be $1,648 in 2005, $1,396 in 2006, $1,107 in 2007, $1,054 in 2008 and $964 in 2009.

Note 7 - Indebtedness

Long-term debt consists of:

September 25, 2004		September 27, 2003
U.S. credit facility:
- revolving credit facility	$243,000	$175,000
- term loan	52,500	67,500
International and other U.S. term loan agreements	11,741	3,925
Obligations under capital leases	3,125	95
Total long-term debt	310,366	246,520
Less current installments	(18,700)	(15,607)
Long-term debt	$291,666	$230,913

    The Company's U.S. credit facility consists of a $315,000 revolving credit facility and a $75,000 term loan. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3,750. The credit facility is secured by substantially all of the Company's U.S. assets. The credit facility agreement contains various covenants which, among others, specify minimum net worth, interest coverage and fixed charge coverage and limit leverage, capital expenditures and payment of cash dividends on common stock. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin and is currently 150 basis points.

    In addition to its U.S. credit facility, the Company has short-term lines of credit with various banks throughout the world. The short-term lines of credit are principally demand lines and subject to revision by the banks. At September 25, 2004, the Company had $86,939 of unused borrowing capacity, including $62,048 from the credit facility. Commitment fees are charged on some of these arrangements and on the credit facility based on a percentage of the unused amounts available and are not material.

    On May 1, 2003, the Company completed the early redemption of its $120,000 10% senior subordinated notes at par. The redemption was financed by using the unused portion of the credit facility with interest at LIBOR plus the applicable margin. In 2003, the Company recognized $1,171 in other expenses related to the write-off of deferred debt issuance costs associated with the senior subordinated notes.

    International and other U.S. term loan agreements of $11,741 at September 25, 2004 consist of financing provided by various banks to certain foreign subsidiaries. These term loans are being repaid through 2012 and carry interest rates ranging from 1.4% to 8.0%.

    Maturities of long-term debt are $18,700 in 2005, $17,062 in 2006, $16,182 in 2007, $251,352 in 2008, $884 in 2009 and $6,186 thereafter.

    At September 25, 2004, the Company had pledged assets with a net book value of $555,873 as security for long-term debt.

    At September 25, 2004, the Company had $38 of notes payable to banks at an average interest rate of 7.0%. During 2004, notes payable to banks outstanding averaged $1,060 with an average interest rate of 3.5%.

Note 8 - Derivative Financial Instruments

    The Company principally uses derivative financial instruments to manage the risk associated with changes in interest rates that affect the amount of future interest payments. The Company enters into interest rate swaps with a number of major financial institutions to minimize counterparty credit risk.

    Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as a component of Accumulated Other Comprehensive Loss (AOCL). These deferred gains and losses are amortized into interest expense during the periods in which the related interest payments on the variable-rate debt affect earnings. However, to the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2004, 2003 or 2002.

    During 2003, the Company entered into interest rate swaps with a $180,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. Of the $180,000 notional amount, $90,000 matures in the second quarter of 2005, $55,000 matures in the second quarter of 2006 and $35,000 matures in the first quarter of 2007. Based on the current applicable margin, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.5%, 4.1% and 3.8%, respectively, through their maturities, at which times the interest will revert back to a variable rate based on LIBOR plus the applicable margin.

    The fair value of derivatives at September 25, 2004 was a net $248 asset, most of which is included in other current assets and other non-current assets. The fair value of derivatives at September 27, 2003 was a net $1,956 liability, most of which is included in other accrued liabilities, and other long-term liabilities.

    Of the $264 accumulated income on derivatives reported in AOCL at September 25, 2004, $46 of net gains are expected to be reclassified to earnings in the next twelve months as settlements occur.

Note 9 - Employee Benefit Plans

    The Company maintains defined benefit plans in six countries covering substantially all employees. The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans for 2004 and 2003 are as follows:

	U.S. Plans		Non-U.S. Plans
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$250,966	$218,718	$61,398	$48,084
Service cost	11,369	8,327	2,099	1,821
Interest cost	16,018	15,063	3,243	2,768
Contributions by plan participants	-	-	218	219
Actuarial losses, primarily discount rate changes	22,413	14,737	1,339	3,779
Foreign currency exchange impact	-	-	4,058	5,850
Benefits paid from plan assets	(9,977)	(8,341)	(700)	(431)
Benefits paid by Company	(139)	(95)	(851)	(692)
Plan amendments	160	2,557	(1,054)	-
Projected benefit obligation at end of year	$290,810	$250,966	$69,750	$61,398
Change in plan assets:
Fair value of assets at beginning of year	$172,205	$134,445	$20,232	$15,490
Actual return on plan assets	24,183	16,601	1,275	1,438
Employer contributions	32,505	29,500	4,080	1,978
Contributions by plan participants	-	-	218	219
Benefits paid	(9,977)	(8,341)	(700)	(431)
Foreign currency exchange impact	-	-	1,371	1,538
Fair value of assets at end of year	$218,916	$172,205	$26,476	$20,232
Funded status	$(71,894)	$(78,761)	$(43,274)	$(41,166)
Unrecognized net actuarial losses	85,124	69,883	11,198	10,129
Unrecognized prior service cost	4,870	5,787	(504)	384
Unrecognized transition asset	-	-	-	99
Net amount recognized	$18,100	$(3,091)	$(32,580)	$(30,554)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$-	$6,500	$1,626	$1,335
Accrued pension liability	(45,066)	(62,636)	(42,024)	(38,959)
Intangible asset	4,870	5,787	202	300
Accumulated other comprehensive loss, before taxes	58,296	47,258	7,616	6,770
Net amount recognized	$18,100	$(3,091)	$(32,580)	$(30,554)

    The total accumulated benefit obligation for all defined benefit pension plans was $327,958 at September 25, 2004 and $283,307 at September 27, 2003. At September 25, 2004, one plan's fair value of plan assets of $5,218 exceeded its accumulated benefit obligation of $3,666. At September 27, 2003, that plan's fair value of plan assets of $4,070 exceeded its accumulated benefit obligation of $2,948. The following table provides aggregate information for the other pension plans, which have projected benefit obligations or accumulated benefit obligations in excess of plan assets:

	September 25, 2004	September 27, 2003
Projected benefit obligation	$355,791	$308,477
Accumulated benefit obligation	324,292	280,359
Fair value of plan assets	240,174	188,367

    A U.S. Plan was amended to adjust the determination of compensation, as reflected in the 2003 change in projected benefit obligation.

    Plan assets at September 25, 2004 consist primarily of publicly traded stocks, bonds, mutual funds, and $27,390 in Company stock based on quoted market prices. The Company's funding policy is to contribute at least the amount required by law in the respective countries. The principal actuarial assumptions weighted for all defined benefit plans are:

		U.S. Plans		Non-U.S. Plans
	2004		2003	2004	2003
Discount rate	6.0%		6.5%	5.2%	5.3%
Return on assets	8.9%		8.5%	5.7%	5.5%
Rate of compensation increase	3.4%		3.3%	3.7%	3.7%

In addition, the Company maintains various defined contribution plans. Pension expense for all plans for 2004, 2003 and 2002 is as follows:

	U.S. Plans			Non-U.S. Plans
	2004	2003	2002	2004	2003	2002
Service cost	$11,369	$8,327	$8,313	$2,099	$1,821	$1,581
Interest cost	16,018	15,063	13,997	3,243	2,768	2,341
Expected return on plan assets	(18,504)	(15,121)	(15,820)	(1,223)	(894)	(991)
Amortization of prior service cost	1,076	1,076	794	(24)	20	15
Amortization of transition (asset) obligation	-	-	(199)	105	174	147
Amortization of actuarial loss	1,493	231	230	763	816	290
Pension expense for defined benefit plans	11,452	9,576	7,315	4,963	4,705	3,383
Pension expense for defined contribution plans	802	616	606	1,261	683	678
Total pension expense	$12,254	$10,192	$7,921	$6,224	$5,388	$4,061

    Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The return on assets assumption reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The Company selects the return on assets assumption by considering its current asset allocation, target asset allocation, which is around 80% equities and 20% debt securities, as well as historical and expected returns on each category of plan assets.

    The measurement date for all defined benefit pension plans was August 31, 2004. As of the measurement dates, equity securities represented 83% and 87% of the fair value of plan assets in 2004 and 2003, respectively. Debt securities represented 17% and 13% of the fair value of plan assets in 2004 and 2003, respectively.

    Benefits expected to be paid from U.S. plans are $9,830 in 2005, $10,358 in 2006, $11,300 in 2007, $12,240 in 2008, $13,315 in 2009 and $76,600 for the five years thereafter. Benefits expected to be paid from the non-U.S. plans are $1,913 in 2005, $1,836 in 2006, $2,392 in 2007, $2,393 in 2008, $2,310 in 2009 and $16,200 for the five years thereafter.

    The Company presently anticipates contributing approximately $3,250 to the U.S. plan and $3,310 to the non-U.S. plans in 2005.

    Employee and management profit sharing reflects a discretionary payment based on the financial performance of the Company. Profit share expense was $11,050, $6,600 and $6,350 in 2004, 2003 and 2002, respectively.

    The Company has a Savings and Stock Ownership Plan (SSOP) that includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the SSOP can acquire Company stock at market value, with the Company providing a 25% share match. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 25, 2004, the participants in the SSOP owned 935,867 Class A shares and 1,200,359 Class B shares.

    The Company provides postretirement health care benefits to certain domestic retirees. The changes in the accumulated benefit obligation of this unfunded plan for 2004 and 2003 are shown below. There are no plan assets. The transition obligation is being recognized over 20 years through 2014.

September 25, 2004		September 27, 2003
Change in Accumulated Postretirement Benefit
Obligation (APBO):
APBO at beginning of year	$17,007	$15,559
Service cost	223	212
Interest cost	1,061	1,028
Contributions by plan participants	927	900
Benefits paid	(2,207)	(2,147)
Actuarial losses	848	1,455
APBO at end of year	$17,859	$17,007
Funded status	$(17,859)	$(17,007)
Unrecognized transition obligation	3,549	3,943
Unrecognized prior service cost	1,648	1,935
Unrecognized losses	5,433	4,850
Accrued postretirement benefit liability	$(7,229)	$(6,279)

The cost of the postretirement benefit plan is as follows:

	2004	2003	2002
Service cost	$223	$212	$210
Interest cost	1,061	1,028	1,087
Amortization of transition obligation	394	394	394
Amortization of prior service cost	286	286	286
Amortization of actuarial loss	266	165	244
Net periodic postretirement benefit cost	$2,230	$2,085	$2,221

    The assumed discount rate used in the accounting for the post-retirement benefit plan was 6.0% in 2004 and 6.5% in 2003.

    For measurement purposes, an 12.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005, gradually decreasing to 5.0% for 2015 and years thereafter. A one percentage point increase in this rate would increase the accumulated postretirement benefit obligation at September 25, 2004 by $492, while a one percentage point decrease in this rate would decrease the accumulated postretirement benefit obligation by $448. A one percentage point increase or decrease in this rate would not have a material effect on the total service cost and interest cost components of the net periodic postretirement benefit cost.

Note 10 - Income Taxes

    The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2004	2003	2002
Earnings before income taxes:
Domestic	$45,870	$38,164	$41,649
Foreign	37,193	20,493	11,662
Eliminations	406	(408)	(321)
Total	$83,469	$58,249	$52,990
Computed expected tax expense	$29,216	$20,387	$18,547
Increase (decrease) in income taxes
resulting from:
Foreign tax rates	(2,529)	(2,721)	(1,326)
Nontaxable export sales	(2,164)	(3,308)	(4,228)
State taxes, net of federal benefit	857	(252)	763
Change in foreign statutory tax rates	-	-	889
Foreign tax credits	-	-	(1,069)
Change in valuation allowance
for deferred taxes	610	1,013	1,254
Other	192	435	561
Income taxes	$26,182	$15,554	$15,391
Effective income tax rate	31.4%	26.7%	29.0%

    At September 25, 2004, certain foreign subsidiaries had net operating loss carryforwards totaling $16,253. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries. The increase in the valuation allowance relates to net operating losses in Luxembourg and reflects recent operating performance and future financial projections, tax planning strategies and the allowable tax carry forward period.

    No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries' undistributed earnings ($127,918 at September 25, 2004) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the Company.

    In October 2004, President Bush signed the American Job Creation Act of 2004, which contains provisions related to the distribution of the earnings of foreign subsidiaries. There are currently significant uncertainties as to how these provisions will actually be implemented. Therefore, while the impact of the provisions could be significant, the Company is not able at this time to determine the impact, if any, of future repatriations.

The components of income taxes are as follows:

	2004	2003	2002
Current:
Federal	$13,972	$(1,746)	$8,612
Foreign	10,320	1,585	2,256
State	1,319	200	933
Total current	25,611	39	11,801

Deferred:
Federal	61	12,387	1,796
Foreign	502	3,716	1,553
State	8	(588)	241
Total deferred	571	15,515	3,590
Total income taxes	$26,182	$15,554	$15,391

    In 2004, the increase in current income taxes primarily relates to significantly higher pre-tax profits and increases to taxable income for pensions and other employee benefits. In 2003, the lower level of current and higher level of deferred income taxes primarily relates to significant deductions for pension contributions and accelerated depreciation.

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

	September 25, 2004	September 27, 2003
Deferred tax assets:
Benefit accruals	$47,432	$39,960
Contract loss reserves not currently deductible	4,827	4,791
Tax benefit carryforwards	7,623	7,024
Inventory	11,686	10,498
Other accrued expenses	5,515	3,750
Total gross deferred tax assets	77,083	66,023
Less: valuation allowance	(4,519)	(3,701)
Net deferred tax assets	72,564	62,322
Deferred tax liabilities:
Differences in bases and depreciation
of property, plant and equipment	53,424	47,214
Pension	10,391	9,263
Other	624	1,020
Total gross deferred tax liabilities	64,439	57,497
Net deferred tax assets	$8,125	$4,825

Net deferred tax assets are included in the balance sheet as follows:

	September 25, 2004	September 27, 2003
Current assets	$33,033	$29,960
Other assets	9,632	7,004
Other accrued liabilities	(342)	(186)
Long-term liabilities	(34,198)	(31,953)
Net deferred tax assets	$8,125	$4,825

Note 11 - Shareholders' Equity

    Class A and Class B Common Stock share equally in the earnings of the Company, and are identical with certain exceptions. Other than on matters relating to the election of directors or as required by law where the holder of Class A and Class B shares vote as separate classes, Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 99,675 in 2004, 16,472 in 2003 and 79,575 in 2002.

Class A shares reserved for issuance at September 25, 2004 are as follows:

Shares
Conversion of Class B to Class A shares	2,794,982
2003 Stock Option Plan	900,000
1998 Stock Option Plan	978,718
Class A shares reserved for issuance	4,673,700

    The Board of Directors of the Company approved a three-for-two stock split, effected in the form of a 50% stock distribution, of its Class A and Class B Common Stock to stockholders of record on January 26, 2004, distributed February 17, 2004. As a result, the number of Class A common shares outstanding increased from 15,237,995 to 22,856,443 and the number of Class B common shares outstanding increased from 2,092,541 to 3,138,626 on the distribution date. All share and per share amounts included in the financial statements have been restated where applicable to show the effects of the stock split.

    On September 16, 2003, the Company completed the offering and sale of 3,018,750 shares of Class A Common Stock at a price of $25.33 per share. The Company used the net proceeds of $72,171 to pay a portion of the purchase price of the Company's September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems Inc., a subsidiary of Northrop Grumman Corporation.

    On November 20, 2001, the Company completed the offering and sale of 2,970,000 shares of Class A Common Stock at a price of $14 per share. The Company used the net proceeds of $38,814 to repay outstanding debt.

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

Note 12 - Stock Options

    The Company has stock option plans that authorize the issuance of options for shares of Class A Common Stock to directors, officers and key employees. The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 900,000 shares of Class A Common Stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 1,350,000 shares of Class A Common Stock. Under the terms of the plans, options may be either incentive or non-qualified. Substantially all options issued as of September 25, 2004 were incentive options. The exercise price, determined by a committee of Board of Directors, may not be less than the fair market value of the Class A Common Stock on the grant date. Options become exercisable over periods not exceeding ten years.

Shares under options are as follows:

	Class A	Weighted Average
	Stock Option Plans	Exercise Price
Outstanding at September 29, 2001	855,450	$11.49
Granted in 2002	224,832	16.69
Exercised in 2002	(168,750)	8.14
Outstanding at September 28, 2002	911,532	13.39
Granted in 2003	276,750	19.07
Exercised in 2003	(92,700)	8.91
Outstanding at September 27, 2003	1,095,582	15.21
Granted in 2004	159,750	30.46
Exercised in 2004	(220,529)	13.03
Outstanding at September 25, 2004	1,034,803	18.02

The following table summarizes information about stock options outstanding at September 25, 2004.

	Outstanding			Exercisable
		Weighted- Average Remaining Life in Years	Weighted- Average Exercise Price		Weighted- Average Exercise Price

Exercise Price Range	Shares			Shares
$ 10.61 - 15.06	517,471	5.3	$12.87	252,629	$13.56
18.80 - 22.86	357,582	8.1	19.93	59,958	$20.92
29.61 - 35.82	159,750	9.2	30.46	-	-
	1,034,803	6.9	$18.02	312,587	$14.97

Note 13 - Stock Employee Compensation Trust

    In 2004, the Company established a Stock Employee Compensation Trust (SECT) to assist in administering and provide funding for employee stock plans and benefit programs. The Company made a loan to the SECT that the SECT used to purchase outstanding shares of Class B Common Stock. The SECT purchased 252,369 shares from members of the Moog family for $9,174 and 125,775 shares from Seneca Foods Corporation for $4,578. These purchases were based on the ten-day average market price of the stock prior to the transaction date. In addition, the SECT sold 34,500 shares of Class B Common Stock to the Savings and Stock Ownership Plan for $1,258. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.

Note 14 - Other Comprehensive Income (Loss)
Other comprehensive income (loss), net of tax, consists of:

	2004	2003	2002
Accumulated gain (loss) on derivatives adjustment:
Net increase (decrease) in fair value of
derivatives, net of taxes of $62 in 2004,
$(1,035) in 2003 and $(479) in 2002	$110	$(1,664)	$(635)
Net reclassification from accumulated
other comprehensive loss into earnings,
net of taxes of $714 in 2004,
$834 in 2003 and $1,740 in 2002	1,150	1,325	2,768
Accumulated gain (loss) on derivatives adjustment	1,260	(339)	2,133
Foreign currency translation adjustment	8,040	13,150	5,469
Minimum pension liability adjustment,
net of taxes of $(4,698) in 2004,
$(3,399) in 2003 and $(12,113) in 2002	(7,362)	(5,288)	(20,557)
Other comprehensive income (loss)	$1,938	$7,523	$(12,955)
Accumulated other comprehensive income (loss), net of tax, consists of:

	September 25, 2004	September 27, 2003
Accumulated foreign currency translation	$13,874	$5,834
Accumulated minimum pension liability	(41,268)	(33,906)
Accumulated income (loss) on derivatives	264	(996)
Accumulated other comprehensive income (loss)	$(27,130)	$(29,068)

Note 15 - Segments

    During 2004, the Company changed its segment reporting. The Company renamed the Space controls segment Space and Defense Controls and is including defense controls, which was previously included in Industrial Controls. Defense controls are actuation systems used to position gun barrels and automatically load ammunition for military vehicles. Although the product line was derived from the Company's industrial products, in particular those in Europe, the customer base is military. Because of the expertise and customer intimacy that the Company has within Space and Defense Controls with military customers, the chief operating decision maker is now reviewing performance and assessing the allocation of resources of defense controls as part of this new Space and Defense Controls segment. Sales of defense controls were $29,916 in 2004, $29,601 in 2003 and $23,524 in 2002. All amounts have been restated to present defense controls within Space and Defense Controls.

    The Company's largest segment is Aircraft Controls. This segment generates revenues from three major markets: military aircraft, commercial aircraft and aftermarket support. The Company differentiates itself in these markets by offering a complete range of technologies, system integration and unparalleled customer service.

    The Company designs, manufactures and integrates primary and secondary flight controls for military and commercial aircraft. Its systems control large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft.

    The Company is currently working on several large development programs including the F-35 Joint Strike Fighter, Boeing's 7E7 Dreamliner and the Airbus A400M. Design work on the F-35 Joint Strike Fighter peaked this year and will now trend down as the aircraft goes through an integration and test phase prior to production. The 7E7 and the A400M programs began design and development in 2004. This work will escalate in 2005, continuing for several years. The Company's large military production programs include the F/A-18 E/F Super Hornet and the V-22 Osprey. The large commercial production programs include the total array of Boeing 7-series of aircraft. Aftermarket sales, including repairs and spare parts, represented 35% of Aircraft Control sales in 2004. Customers include Airbus, BAE, Boeing, Bombardier, Honeywell and Lockheed Martin.

    Space and Defense Controls has the longest heritage, beginning in 1951. Today, there are several important markets that generate segment revenues such as satellites and space vehicles, launch vehicles, strategic missiles, missile defense, tactical missiles and defense controls. The Company differentiates itself in these markets by having unique competence in the most difficult applications, complex motion and fluid control systems technology, innovative design and comprehensive project management.

    For the commercial and military satellite markets, the Company designs, manufactures and integrates chemical and electric propulsion systems and space flight motion controls. Launch vehicles and missiles use the Company's steering and propulsion controls, and the Space Station uses its couplings, valves and actuators. Customers include Alliant Techsystems, Lockheed Martin, Astrium, Raytheon and Boeing.

    Industrial Controls is the Company's most diverse segment, serving customers around the world and in many markets. Six major markets, plastics, turbines, metal forming, heavy industry, material test and simulation, generate over half of total sales in this segment. The Company differentiates itself in industrial markets by providing performance-based, customized products and systems, process expertise, best-in-class products in every leading technology and superior aftermarket support.

    For the plastics market, the Company designs, manufactures and integrates systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. In the power generation turbine market, the Company designs, manufactures and integrates complete control assemblies for fuel, steam, and variable geometry control applications that include wind turbines. Metal forming markets use Company designed and manufactured systems that provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses the Company's high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. For the material test markets, the Company supplies controls for automotive testing, structural testing and fatigue testing. Its hydraulic and electromechanical motion simulation bases are used for the flight and training markets. Other markets include material handling and testing, auto racing, carpet tufting, paper mills and lumber mills. Customers include FlightSafety, Tuftco, Huskey, Cooper and Schlumberger.

    Components is the newest segment, having been formed as a result of the Poly-Scientific acquisition at the beginning of 2004. Many of the same major markets, including military and commercial aerospace, defense controls and industrial applications, that drive sales in the other segments of the Company, affect Components. In addition, Components serves two medical equipment markets.

    This segment's three largest product categories, slip rings, fiber optic rotary joints and motors, serve very broad markets. Slip rings and fiber optic rotary joints allow unimpeded rotation while delivering power and data across a rotating joint using sliding contacts or fiber optics. They come in a range of sizes that allow them to be used in many applications that include diagnostic imaging, particularly CT scan medical equipment featuring high-speed data communications, de-icing and data transfer for rotorcraft, forward-looking infrared camera installations, radar pedestals, material handling, surveillance cameras, packaging and robotics.

    Components has several other product lines that include the design and manufacture of electromechanical actuators for military, aerospace and commercial applications, fiber optic modems that provide electrical to optical conversion of communication and data signals, avionic instrumentation, optical switches and resolvers. Customers include Respironics, Raytheon, Lockheed Martin, Honeywell, Litton Precision Products and the U.S. Government.

    Sales to Boeing were $119,167, $115,328 and $103,122 in 2004, 2003 and 2002, respectively, including sales to the Boeing Commercial Airplanes of $30,608, $37,813 and $59,610 in 2004, 2003, and 2002, respectively. Sales to Lockheed Martin were $94,921, $79,156 and $37,002 in 2004, 2003 and 2002, respectively. Sales arising from U.S. Government prime or subcontracts, including military sales to Boeing and Lockheed Martin, were $356,705, $288,687 and $237,214 in 2004, 2003 and 2002, respectively. Sales to Boeing, Lockheed Martin and the U.S. Government and its prime- or sub-contractors are made primarily from the Aircraft Controls and Space and Defense Controls segments.

    Segment information for the years ended 2004, 2003 and 2002 and reconciliations to consolidated amounts are as follows:

	2004	2003	2002
Net sales:
Aircraft Controls	$411,867	$404,017	$359,299
Space and Defense Controls	115,778	114,100	130,673
Industrial Controls	281,569	237,373	228,990
Components	129,638	-	-
Net sales	$938,852	$755,490	$718,962
Operating profit and margins:
Aircraft Controls	$63,328	$70,295	$65,403
	15.4%	17.4%	18.2%
Space and Defense Controls	3,235	3,111	13,183
	2.8%	2.7%	10.1%
Industrial Controls	24,288	14,302	13,107
	8.6%	6.0%	5.7%
Components	15,590	-	-
	12.0%	-	-
Total operating profit	106,441	87,708	91,693
	11.3%	11.6%	12.8%
Deductions from operating profit:
Interest expense	(11,080)	(17,122)	(26,242)
Corporate and other expenses, net	(11,892)	(12,337)	(12,461)
Earnings before income taxes	$83,469	$58,249	$52,990
Depreciation and amortization expense:
Aircraft Controls	$15,721	$15,487	$13,627
Space and Defense Controls	3,581	3,156	2,667
Industrial Controls	11,128	9,785	8,060
Components	3,857	-	-
	34,287	28,428	24,354
Corporate	1,221	1,107	1,243
Total depreciation and amortization	$35,508	$29,535	$25,597
Identifiable assets:
Aircraft Controls	$451,015	$467,467	$431,568
Space and Defense Controls	125,821	139,517	166,860
Industrial Controls	364,117	309,944	268,186
Components	164,925	-	-
	1,105,878	916,928	866,614
Corporate	19,050	74,652	18,933
Total assets	$1,124,928	$991,580	$885,547
Capital expenditures:
Aircraft Controls	$16,436	$16,422	$15,296
Space and Defense Controls	2,619	1,700	2,808
Industrial Controls	13,663	10,017	9,176
Components	1,579	-	-
Total capital expenditures	$34,297	$28,139	$27,280

    Operating profit is net sales less cost of sales and other operating expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

Sales, based on the customer's location, and property, plant and equipment by geographic area are as follows:

	2004	2003	2002
Net sales:
United States	$533,203	$449,856	$433,619
Germany	72,376	52,369	46,992
Japan	54,511	42,767	39,856
Italy	46,445	35,722	32,098
Other	232,317	174,776	166,397
Net sales	$938,852	$755,490	$718,962
Property, plant and equipment:
United States	$158,488	$140,392	$144,947
Philippines	19,664	19,347	17,075
Germany	30,439	15,740	10,648
Japan	10,326	10,928	10,449
Other	27,826	21,762	19,535
Total property, plant and equipment	$246,743	$208,169	$202,654

Note 16 - Commitments and Contingencies

    From time to time, the Company is named as a defendant in legal actions. The Company is not a party to any pending legal proceedings which management believes will result in a material adverse effect on the Company's financial condition or results of operations.

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

    The Company leases certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $15,917 in 2004, $16,527 in 2003 and $15,749 in 2002. Future minimum rental payments required under noncancelable operating leases are $12,250 in 2005, $10,273 in 2006, $8,714 in 2007, $5,892 in 2008, $3,964 in 2009 and $11,090 thereafter.

    The Company is contingently liable for $9,952 of standby letters of credit issued by a bank to third parties on behalf of the Company at September 25, 2004. Purchase commitments outstanding at September 25, 2004 are $155,212, including $18,665 for property, plant and equipment.

Note 17 - Quarterly Data - Unaudited

Net Sales and Earnings
		Year Ended					Year Ended
		September 25, 2004					September 27, 2003
	1st	2nd	3rd	4th		1st	2nd	3rd	4th
	Qtr.	Qtr.	Qtr.	Qtr.	Total	Qtr.	Qtr.	Qtr.	Qtr.	Total
Net sales	$225,985	$234,069	$238,652	$240,146	$938,852	$179,683	$190,048	$192,924	$192,835	$755,490
Gross profit	66,497	73,860	72,784	73,264	286,405	56,179	57,373	61,677	59,955	235,186
Net earnings	12,656	14,085	14,802	15,744	57,287	9,778	10,304	10,771	11,841	42,695
Per share data:
Basic	$.49	$.54	$.57	$.61	$2.21	$.43	$.45	$.47	$.51	$1.87
Diluted	$.48	$.53	$.56	$.60	$2.17	$.42	$.45	$.46	$.50	$1.84
Note: Quarterly amounts may not add to the total due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of Moog Inc.:

We have audited the accompanying consolidated balance sheets of Moog Inc. and subsidiaries as of September 25, 2004 and September 27, 2003, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the two years in the period ended September 25, 2004. Our audits also included the financial statement schedules for the fiscal years ended September 25, 2004 and September 27, 2003 listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moog Inc. and subsidiaries at September 25, 2004 and September 27, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 25, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the fiscal years ended September 25, 2004 and September 27, 2003, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

 Buffalo, New York
 November 1, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of Moog Inc.:

We have audited the accompanying consolidated statements of earnings, shareholders' equity and cash flows of Moog Inc. and subsidiaries for the fiscal year ended September 28, 2002. In connection with our audit of these consolidated financial statements, we also have audited the financial statement schedule for the fiscal year ended September 28, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. We did not audit the consolidated financial statements or schedule of Moog GmbH, a wholly owned consolidated subsidiary of the Company. The financial statements of Moog GmbH, which we have not audited, reflect total net sales constituting 12% of total consolidated net sales for the fiscal year ended September 28, 2002. Those statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Moog GmbH for the fiscal year ended September 28, 2002 is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Moog Inc. and subsidiaries for the fiscal year ended September 28, 2002 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the fiscal year ended September 28, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

Item 9B. Other Information.

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information required herein with respect to directors of the Company and certain information required herein with respect to the executive officers of the Company is incorporated by reference to the 2004 Proxy. Other information required herein is included in Item 1, Business, under "Executive Officers of the Registrant" on pages 33 and 34 of this report.

    The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is available upon request without charge by contacting the Chief Financial Officer at (716) 652-2000.

Item 11. Executive Compensation.

    The information required herein is incorporated by reference to the 2004 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    The information required herein is incorporated by reference to the 2004 Proxy.

Item 13. Certain Relationships and Related Transactions.

    The information required herein is incorporated by reference to the 2004 Proxy.

Item 14. Principal Accountant Fees and Services.

    The information required herein is incorporated by reference to "Audit Fees and Pre-Approval Policy" in the 2004 Proxy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

	(a)	Documents filed as part of this report:

1.	Index to Financial Statements. The following financial statements are included:
	(i)	Consolidated Statements of Earnings for the years ended September 25, 2004, September 27, 2003 and September 28, 2002.
	(ii)	Consolidated Balance Sheets as of September 25, 2004 and September 27, 2003.
	(iii)	Consolidated Statements of Shareholders' Equity for the years ended September 25, 2004, September 27, 2003 and September 28, 2002.
	(iv)	Consolidated Statements of Cash Flows for the years ended September 25, 2004, September 27, 2003 and September 28, 2002.
	(v)	Notes to Consolidated Financial Statements.
	(vi)	Reports of Independent Registered Public Accounting Firms.

2. Index to Financial Statement Schedules.

    The following Financial Statement Schedule as of and for the years ended September 25, 2004, September 27, 2003 and September 28, 2002 is included in this Annual Report on Form 10-K:
     II. Valuation and Qualifying Accounts.
Schedules other than that listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

3.	Exhibits The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:
(2)	(i)	Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated June 15, 1994.
(ii)	Asset Purchase Agreement dated as of September 22, 1996 between Moog Inc., Moog Controls Inc., International Motion Control Inc., Enidine Holdings, L.P. and Enidine Holding Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated October 28, 1996.

	(iii)	Stock Purchase Agreement dated October 20, 1998 between Raytheon Aircraft Company and Moog Inc., incorporated by reference to exhibit 2(i) of the Company's report on Form 8-K dated November 30, 1998.
(iv)	Asset Purchase and Sale Agreement by and between Litton Systems, Inc., and Moog Inc. dated as of August 14, 2003, incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated September 4, 2003.

(3)	(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to exhibit (3) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989.
	(ii)	Restated By-laws of the Company, incorporated by reference to appendix B of the proxy statement filed under Schedule 14A on December 2, 2003.
(4)	Form of Indenture between Moog Inc. and Fleet National Bank, as Trustee, dated May 10, 1996 relating to the 10% Senior Subordinated Notes due 2006, incorporated by reference to exhibit (iv) to Form 8-K dated May 10, 1996.

(9)	(i)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of October 15, 1988 Report on Form 8-K dated November 30, 1988.
	(ii)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of November 1983 Report on Form 8-K dated December 9, 1983.
(10)	Material contracts.
(i)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

	(ii)	Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989.
(iii)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers other than the Treasurer and Controller, incorporated by reference to exhibit 10(vii) of the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1999.

(iv)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978 - amended August 30, 1983; May 19, 1987; August 30, 1988, December 12, 1996 and November 11, 1999, and November 29, 2001, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended December 31, 2002.

	(v)	1998 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 3, 2003.
	(vi)	2003 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 9, 2003.
(vii)	Amended and Restated Loan Agreement among Certain Lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of March 3, 2003, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 31, 2003.

	(viii)	Modification No. 1 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of August 6, 2003, incorporated by reference to exhibit 10.1 of the Company's report on Form 8-K dated September 4, 2003.
(ix)	Moog Inc. Stock Employee Compensation Trust Agreement effective December 2, 2003, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended December 31, 2003.

(x)	Modification No. 2 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, as agent, and Moog Inc., dated as of March 5, 2004, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 31, 2004.

	(xi)	Form of Indemnification Agreement for Officers, Directors and Key Employees, incorporated by reference to exhibit 10.1 of the Company's report on Form 8-K dated November 30, 2004.
	(xii)	Forms of Stock Option Agreements under 1998 Stock Option Plan and 2003 Stock Option Plan. (Filed herewith)
(21)	Subsidiaries of the Company. Subsidiaries of the Company are listed below:
	(i)	Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland
	(ii)	Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary
	(iii)	Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
(a) Moog de Argentina Srl, Incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.
	(iv)	Moog Components Group Inc., Incorporated in New York, wholly-owned subsidiary
	(v)	Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines
	(vi)	Moog Controls Hong Kong Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary

	(a)	Moog Motion Controls (Shanghai) Co., Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.
(vii)	Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary
(viii)	Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
	(a)	Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.
	(b)	Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.
(ix)	Moog Control System (Shanghai) Co. Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary
(x)	Moog Europe Holdings., S.L., Incorporated in Spain, wholly-owned subsidiary with a branch operation in Switzerland.
	(a)	Moog Holding GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Europe Holdings. S.L.
	(1)	Moog GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holding GmbH
	(1.a)	Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH
	(2)	Moog Hydrolux Sarl, Incorporated in Luxembourg, wholly-owned subsidiary of Moog Holding GmbH
(xi)	Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary
(xii)	Moog IFSC Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary with a branch operation in Ireland.
	(xiii)	Moog Industrial Controls Corporation, Incorporated in New York, wholly-owned subsidiary
	(xiv)	Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary
	(xv)	Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary
	(xvi)	Moog Properties, Inc., Incorporated in New York, wholly-owned subsidiary
	(xvii)	Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH
	(xviii)	Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
(a) Moog Motion Controls Private Limited, Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.
(23)	(i)	Consent of Ernst & Young LLP. (Filed herewith)
(23)	(ii)	Consent of KPMG LLP. (Filed herewith)
(23)	(iii)	Consent and report of PricewaterhouseCoopers GmbH. (Filed herewith)
(31.1)		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(31.2)		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(32.1)		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

MOOG INC.					Schedule II
Valuation and Qualifying Accounts - Fiscal Years 2002, 2003 and 2004
(dollars in thousands)
Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Acquisitions	Foreign exchange impact and other	Balance at end of year
Fiscal year ended September 28, 2002:
Contract loss reserves	$16,663	$11,018	$14,727	$993	$(8)	$13,939
Allowance for doubtful accounts	3,315	1,090	1,335	-	320	3,390
Reserve for inventory valuation	20,142	8,975	2,440	-	839	27,516
Deferred tax valuation allowance	1,125	1,467	213	-	64	2,443
Fiscal year ended September 27, 2003:
Contract loss reserves	$13,939	$16,787	$14,595	$-	$16	$16,147
Allowance for doubtful accounts	3,390	1,669	2,357	-	276	2,978
Reserve for inventory valuation	27,516	7,651	1,509	-	936	34,594
Deferred tax valuation allowance	2,443	1,013	-	-	245	3,701
Fiscal year ended September 25, 2004:
Contract loss reserves	$16,147	$14,702	$17,218	$593	$87	$14,311
Allowance for doubtful accounts	2,978	2,004	2,091	-	105	2,996
Reserve for inventory valuation	34,594	10,261	5,798	-	942	39,999
Deferred tax valuation allowance	3,701	610	-	-	208	4,519

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

Date: December 7, 2004

By		/s/ ROBERT T. BRADY
Robert T. Brady Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

By		/s/ ROBERT R. BANTA
Robert R. Banta Executive Vice President, Chief Financial Officer, and Director (Principal Financial Officer)

By:		/s/ DONALD R. FISHBACK
Donald R. Fishback Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following per sons on behalf of the Registrant.

By	/s/ RICHARD A. AUBRECHT		By	/s/ KRAIG H. KAYSER
	Richard A. Aubrecht Director			Kraig H. Kayser Director

By	/s/ RAYMOND W. BOUSHIE		By	/s/ BRIAN J. LIPKE
	Raymond W. Boushie Director			Brian J. Lipke Director

By	/s/ JAMES L. GRAY		By	/s/ ROBERT H. MASKREY
	James L. Gray Director			Robert H. Maskrey Director

By	/s/ JOE C. GREEN		By	/s/ ALBERT F. MYERS
	Joe C. Green Director			Albert F. Myers Director

By	/s/ JOHN D. HENDRICK
John D. Hendrick Director

Exhibit Index

Exhibit		Description

(2)	(i)	Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated June 15, 1994.
(ii)	Asset Purchase Agreement dated as of September 22, 1996 between Moog Inc., Moog Controls Inc., International Motion Control Inc., Enidine Holdings, L.P. and Enidine Holding Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated October 28, 1996.

	(iii)	Stock Purchase Agreement dated October 20, 1998 between Raytheon Aircraft Company and Moog Inc., incorporated by reference to exhibit 2(i) of the Company's report on Form 8-K dated November 30, 1998.
(iv)	Asset Purchase and Sale Agreement by and between Litton Systems, Inc., and Moog Inc. dated as of August 14, 2003, incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated September 4, 2003.

(3)	(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to exhibit (3) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989.
	(ii)	Restated By-laws of the Company, incorporated by reference to appendix B of the proxy statement filed under Schedule 14A on December 2, 2003.
(4)	Form of Indenture between Moog Inc. and Fleet National Bank, as Trustee, dated May 10, 1996 relating to the 10% Senior Subordinated Notes due 2006, incorporated by reference to exhibit (iv) to Form 8-K dated May 10, 1996.

(9)	(i)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of October 15, 1988 Report on Form 8-K dated November 30, 1988.
	(ii)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of November 1983 Report on Form 8-K dated December 9, 1983.
(10)	Material contracts.
(i)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

	(ii)	Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1989.
(iii)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers other than the Treasurer and Controller, incorporated by reference to exhibit 10(vii) of the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1999.

(iv)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978 - amended August 30, 1983; May 19, 1987; August 30, 1988, December 12, 1996 and November 11, 1999, and November 29, 2001, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended December 31, 2002.

	(v)	1998 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 3, 2003.
	(vi)	2003 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 9, 2003.
(vii)	Amended and Restated Loan Agreement among Certain Lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of March 3, 2003, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 31, 2003.

	(viii)	Modification No. 1 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of August 6, 2003, incorporated by reference to exhibit 10.1 of the Company's report on Form 8-K dated September 4, 2003.
(ix)	Moog Inc. Stock Employee Compensation Trust Agreement effective December 2, 2003, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended December 31, 2003.

(x)	Modification No. 2 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, as agent, and Moog Inc., dated as of March 5, 2004, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 31, 2004.

	(xi)	Form of Indemnification Agreement for Officers, Directors and Key Employees, incorporated by reference to exhibit 10.1 of the Company's report on Form 8-K dated November 30, 2004.
	(xii)	Forms of Stock Option Agreements under 1998 Stock Option Plan and 2003 Stock Option Plan. (Filed herewith)
(21)	Subsidiaries of the Company. Subsidiaries of the Company are listed below:
	(i)	Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland
	(ii)	Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary
	(iii)	Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
(a) Moog de Argentina Srl, Incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.
	(iv)	Moog Components Group Inc., Incorporated in New York, wholly-owned subsidiary
	(v)	Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines
	(vi)	Moog Controls Hong Kong Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary

	(a)	Moog Motion Controls (Shanghai) Co., Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.
(vii)	Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary
(viii)	Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
	(a)	Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.
	(b)	Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.
(ix)	Moog Control System (Shanghai) Co. Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary
(x)	Moog Europe Holdings., S.L., Incorporated in Spain, wholly-owned subsidiary with a branch operation in Switzerland.
	(a)	Moog Holding GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Europe Holdings. S.L.
	(1)	Moog GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holding GmbH
	(1.a)	Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH
	(2)	Moog Hydrolux Sarl, Incorporated in Luxembourg, wholly-owned subsidiary of Moog Holding GmbH
(xi)	Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary
(xii)	Moog IFSC Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary with a branch operation in Ireland.
	(xiii)	Moog Industrial Controls Corporation, Incorporated in New York, wholly-owned subsidiary
	(xiv)	Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary
	(xv)	Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary
	(xvi)	Moog Properties, Inc., Incorporated in New York, wholly-owned subsidiary
	(xvii)	Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH
	(xviii)	Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
(a) Moog Motion Controls Private Limited, Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.
(23)	(i)	Consent of Ernst & Young LLP. (Filed herewith)
(23)	(ii)	Consent of KPMG LLP. (Filed herewith)
(23)	(iii)	Consent and report of PricewaterhouseCoopers GmbH. (Filed herewith)
(31.1)		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(31.2)		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(32.1)		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)