Form 10-Q
period 2005-02-03
MOOG INC
filed 2005-02-03
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X      No __

The number of shares outstanding of each class of common stock as of January 28, 2005 were:
Class A Common Stock, $1.00 par value	22,915,228 shares
Class B Common Stock, $1.00 par value	2,820,152 shares

MOOG INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

MOOG INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	December 25,	September 25,
	2004	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73,670	$56,701
Receivables	256,661	261,776
Inventories	196,623	189,649
Other current assets	45,357	40,963
TOTAL CURRENT ASSETS	572,311	549,089

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $305,524 and $298,387, respectively	253,428	246,743
GOODWILL	290,094	288,563
INTANGIBLE ASSETS, net	14,139	14,471
OTHER ASSETS	30,081	26,062

TOTAL ASSETS	$1,160,053	$1,124,928

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$885	$923
Current installments of long-term debt	18,926	18,700
Accounts payable	61,143	54,200
Accrued liabilities	108,780	108,134
Contract loss reserves	15,139	14,311
Customer advances	39,737	31,016
TOTAL CURRENT LIABILITIES	244,610	227,284

LONG-TERM SENIOR DEBT, excluding current installments	271,455	291,666
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	104,380	97,901
DEFERRED INCOME TAXES	34,914	34,198
OTHER LONG-TERM LIABILITIES	2,217	2,223
TOTAL LIABILITIES	657,576	653,272

SHAREHOLDERS' EQUITY
Common stock	30,491	30,491
Other shareholders' equity	471,986	441,165
TOTAL SHAREHOLDERS' EQUITY	502,477	471,656
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,160,053	$1,124,928

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended
	December 25,	December 31,
	2004	2003

Net sales	$249,303	$225,985
Cost of sales	173,883	159,488
Gross profit	75,420	66,497

Research and development	9,009	6,768
Selling, general and administrative	40,919	37,731
Interest	2,709	3,185
Other	(44)	475

Earnings before income taxes	22,827	18,338

Income taxes	7,852	5,682

Net earnings	$14,975	$12,656

Net earnings per share
Basic	$.58	$.49
Diluted	$.57	$.48

Average common shares outstanding
Basic	25,725,484	25,873,806
Diluted	26,296,445	26,413,476

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three Months Ended
	December 25,	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$14,975	$12,656
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,726	9,002
Other	19,283	422
NET CASH PROVIDED BY OPERATING ACTIVITIES	42,984	22,080

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business	-	(158,000)
Purchase of property, plant and equipment	(8,994)	(7,435)
Other	13	6
NET CASH USED BY INVESTING ACTIVITIES	(8,981)	(165,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of notes payable	(95)	(8,569)
Net (repayments of) proceeds from revolving lines of credit	(17,000)	75,000
Proceeds from long-term debt	132	21,018
Payments on long-term debt	(4,140)	(4,334)
Other	750	677
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(20,353)	83,792

Effect of exchange rate changes on cash	3,319	1,237
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,969	(58,320)
Cash and cash equivalents at beginning of period	56,701	77,491
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,670	$19,171

CASH PAID FOR:
Interest	$3,071	$3,025
Income taxes	3,701	3,341

NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of business:
Fair value of assets acquired	$-	$168,219
Cash paid before purchase price adjustment	-	(158,000)
Liabilities assumed	$-	$10,219

Assets acquired under capital leases	$-	$3,805

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 25, 2004

(Unaudited)
(dollars in thousands, except per share data)

1.     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of December 25, 2004 and September 25, 2004 and the results of its operations for the three months ended December 25, 2004 and December 31, 2003 and its cash flows for the three months ended December 25, 2004 and December 31, 2003. The results of operations for the three months ended December 25, 2004 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 25, 2004. All references to years in these financial statements are to fiscal years.

2.    Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 R (revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Statement 123(R) is effective for public companies (excluding small business issuers) at the beginning of the first interim or annual report period beginning after June 15, 2005. Upon adoption, prior periods may be, but are not required to be, restated. The Company is evaluating the effect that this statement will have on its results of operations and financial conditions.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial position.

In October 2004, President Bush signed the American Job Creation Act of 2004, which contains provisions related to the distribution of the earnings of foreign subsidiaries. Although preliminary guidance has been issued by the IRS, the Company is still evaluating the effect that this new tax legislation will have on its results of operations and financial condition. Therefore, while the impact of the provisions could be significant, the Company is not able at this time to determine the impact, if any, of future repatriations.

3.     Stock-Based Compensation

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

	Three Months Ended
	December 25,	December 31,
	2004	2003
Net earnings, as reported	$14,975	$12,656
Less stock based employee compensation
expense determined under fair value
method	(323)	(196)
Net earnings, pro forma	$14,652	$12,460

Earnings per share:
Basic, as reported	$.58	$.49
Basic, pro forma	$.57	$.48
Diluted, as reported	$.57	$.48
Diluted, pro forma	$.56	$.47

4.     Inventories

Inventories consist of:
	December 25,	September 25,
	2004	2004
Raw materials and purchased parts	$64,214	$62,903
Work in process	94,688	92,034
Finished goods	37,721	34,712
	$196,623	$189,649

5.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended December 25, 2004 are as follows:

		Space
	Aircraft	& Defense	Industrial
	Controls	Controls	Controls	Components	Total
Balance as of September 25, 2004	$102,817	$45,664	$47,836	$92,246	$288,563
Foreign currency translation	-	-	1,531	-	1,531
Balance as of December 25, 2004	$102,817	$45,664	$49,367	$92,246	$290,094

All acquired intangible assets other than goodwill are being amortized. The weighted-average amortization period is nine years for marketing-related intangible assets, eight years for customer-related intangible assets and ten years for technology-related and artistic-related intangible assets. In total, these intangible assets have a weighted-average life of nine years. Marketing-related intangible assets primarily consist of non-compete agreements. Customer-related intangible assets primarily consist of customer relationships. Technology-related intangible assets include patents, unpatented technology, software and trade secrets. Amortization of acquired intangible assets was $475 and $564 for the three months ended December 25, 2004 and December 31, 2003, respectively. Based on acquired intangible assets recorded at December 25, 2004, amortization is expected to be $1,700 in 2005, $1,425 in 2006, $1,119 in 2007, $1,061 in 2008 and $971 in 2009. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:
	December 25, 2004		September 25, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Marketing-related	$6,228	$(4,314)	$6,158	$(4,083)
Customer-related	5,922	(1,676)	5,836	(1,449)
Technology-related	3,051	(667)	3,014	(581)
Artistic-related	25	(8)	25	(7)
	$15,226	$(6,665)	$15,033	$(6,120)

6.     Product Warranties

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

	Three Months Ended
	December 25,	December 31,
	2004	2003
Warranty accrual at beginning of year	$4,233	$2,292
Additions from acquisition	-	827
Warranties issued during period	1,459	839
Adjustments to pre-existing warranties	-	230
Reductions for settling warranties	(1,175)	(802)
Foreign currency translation	208	135
Warranty accrual at end of period	$4,725	$3,521

7.     Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk associated with changes in interest rates that affect the amount of future interest payments. At December 25, 2004, the Company had outstanding interest rate swaps with a $180,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. Of the $180,000 notional amount, $90,000 matures in the second quarter of 2005, $55,000 matures in the second quarter of 2006 and $35,000 matures in the first quarter of 2007. Based on the applicable margin at December 25, 2004, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.5%, 4.1% and 3.8%, respectively, through their maturities, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin.

Activity in Accumulated Other Comprehensive Loss (AOCL) related to derivatives held by the Company during the first three months of fiscal 2005 is summarized below:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated gain at September 25, 2004	$426	$(162)	$264
Net increase in fair value of derivatives	378	(144)	234
Net reclassification from AOCL into earnings	132	(50)	82
Accumulated gain at December 25, 2004	$936	$(356)	$580

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2005 or 2004. The fair value of derivatives was a net asset of $903 and $248 at December 25, 2004 and September 25, 2004, respectively, most of which is included in other current assets and other noncurrent assets.

8.     Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended
	December 25,	December 31,
	2004	2003
Service cost	$3,395	$2,844
Interest cost	4,465	4,000
Expected return on plan assets	(5,025)	(4,600)
Amortization of prior service cost	273	262
Amortization of actuarial loss	1,300	382
Pension expense for defined benefit plans	4,408	2,888
Pension expense for defined
contribution plans	158	149
Total pension expense for U.S. plans	$4,566	$3,037

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended
	December 25,	December 31,
	2004	2003
Service cost	$605	$497
Interest cost	926	748
Expected return on plan assets	(416)	(293)
Amortization of prior service cost	(6)	8
Amortization of transition obligation	-	25
Amortization of actuarial loss	169	184
Pension expense for defined benefit plans	1,278	1,169
Pension expense for defined
contribution plans	268	197
Total pension expense for non-U.S. plans	$1,546	$1,366

Net periodic benefit costs for the postretirement health care benefit plan consist of:

	Three Months Ended
	December 25,	December 31,
	2004	2003
Service cost	$56	$55
Interest cost	253	265
Amortization of transition obligation	98	97
Amortization of prior service cost	73	73
Amortization of actuarial loss	73	65
Net periodic postretirement benefit cost	$553	$555

During the three months ended December 25, 2004, the Company made contributions to its defined benefit pension plans of $2,000 to the U.S. plan and $741 to the non-U.S. plans. The Company presently anticipates contributing an additional $3,000 to the U.S. plan and $4,000 to the non-U.S. plans to fund its pension plans in 2005 for a total of approximately $10,000.

9.	Shareholders' Equity

The changes in shareholders' equity for the three months ended December 25, 2004 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning and end of period	$30,491	25,147,785	5,342,607

ADDITIONAL PAID-IN CAPITAL
Beginning of period	198,593
Issuance of Treasury shares at more than cost	109
Adjustment to market - SECT, and other	3,578
End of period	202,280

RETAINED EARNINGS
Beginning of period	322,989
Net earnings	14,975
End of period	337,964

TREASURY STOCK
Beginning of period	(40,332)	(2,237,057)	(2,203,981)
Treasury stock issued	44	10,000	-
Treasury stock purchased	(374)	(9,045)	-
End of period	(40,662)	(2,236,102)	(2,203,981)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(12,955)		(343,644)
Purchase of SECT stock	(59)		(1,345)
Sale of SECT stock to SSOP Plan	1,030		26,515
Adjustment to market - SECT	(2,984)		-
End of period	(14,968)		(318,474)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(27,130)
Foreign currency translation adjustment	14,186
Increase in accumulated gain on derivatives	316
End of period	(12,628)

TOTAL SHAREHOLDERS' EQUITY	$502,477	22,911,683	2,820,152

10. Stock Employee Compensation Trust

The Stock Employee Compensation Trust (SECT) assists in administering and provides funding for employee stock plans and benefit programs. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.

11. Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	December 25,	December 31,
	2004	2003
Weighted-average shares outstanding - Basic	25,725,484	25,873,806
Dilutive effect of:
Stock Options	570,961	523,488
Convertible preferred stock	-	16,182
Weighted-average shares outstanding - Diluted	26,296,445	26,413,476

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

12.     Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	December 25,	December 31,
	2004	2003

Net earnings	$14,975	$12,656
Other comprehensive income:
Foreign currency translation adjustments	14,186	8,918
Change in accumulated value of
derivatives, net of tax	316	546
Comprehensive income	$29,477	$22,120

The components of accumulated other comprehensive loss are as follows:

		December 25,	September 25,
		2004	2004
Cumulative foreign currency translation adjustments		$28,060	$13,874
Minimum pension liability adjustment		(41,268)	(41,268)
Accumulated gain on derivatives		580	264
Accumulated other comprehensive loss		$(12,628)	$(27,130)

13.     Segment Information

Below are sales and operating profit by segment for the three months ended December 25, 2004 and December 31, 2003 and a reconciliation of segment operating profit to earnings before income taxes. The Space Controls segment has been renamed Space and Defense Controls and now includes the defense controls product line, which was previously included in Industrial Controls. All amounts have been restated to present defense controls within Space and Defense Controls.

	Three Months Ended
	December 25,	December 31,
	2004	2003
Net Sales

Aircraft Controls	$106,180	$102,603
Space and Defense Controls	33,182	28,414
Industrial Controls	74,870	63,874
Components	35,071	31,094

Net sales	$249,303	$225,985

Operating Profit and Margins

Aircraft Controls	$15,113	$16,919
	14.2%	16.5%
Space and Defense Controls	3,255	394
	9.8%	1.4%
Industrial Controls	5,475	4,744
	7.3%	7.4%
Components	4,650	2,649
	13.3%	8.5%
Total operating profit	28,493	24,706
	11.4%	10.9%

Deductions from Operating Profit

Interest expense	2,709	3,185
Corporate expenses and other	2,957	3,183

Earnings before Income Taxes	$22,827	$18,338

14.     Subsequent Events

On January 10, 2005, the Company completed the sale of $150,000 aggregate principal amount of senior subordinated notes due 2015 with a coupon interest rate of 6¼%, with interest paid semiannually. The net proceeds of approximately $147,000 were used to repay indebtedness under its bank credit facility, thereby increasing the unused portion of its revolving credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 25, 2004. All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

OVERVIEW

We are a leading worldwide designer and manufacturer of high performance, precision motion and fluid controls and control systems for a broad range of applications in the aerospace, defense and industrial markets. Our products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles and controls for positioning gun barrels and automatic ammunition loading for military combat vehicles. Our products are also used in a wide variety of industrial applications, including injection molding machines for the plastics markets, metal forming, power generating turbines, simulators used to train pilots and certain medical applications. We operate under four segments, Aircraft Controls, Space and Defense Controls, Industrial Controls and Components. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina and Pennsylvania, and in Germany, England, Italy, the Philippines, Luxembourg, Japan, India and Ireland.

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

We intend to increase our revenue base and improve our profitability and cash flows from operations by building on our market leadership positions and by strengthening our niche market positions in the principal markets that we serve. We also expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence. Our strategy to achieve our objective includes maintaining our technological excellence by building upon our systems integration capabilities while solving our customers' most demanding technical problems, growing our profitable aftermarket business, entering and developing new markets by using our broad expertise as a designer and supplier of precision controls, taking advantage of our global engineering, selling and manufacturing capabilities, striving for continuing cost improvements and capitalizing on strategic acquisition opportunities.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three months ended
(dollars in millions)	December 25, 2004	December 31, 2003
Net sales	$249.3	$226.0
Gross margin	30.3%	29.4%
Research and development expenses	$9.0	$6.8
Selling, general and administrative
expenses as a percentage of sales	16.4%	16.7%
Interest expense	$2.7	$3.2
Effective tax rate	34.4%	31.0%
Net earnings	$15.0	$12.7

Net sales increased 10% in the first quarter of 2005 from the first quarter of 2004. Sales increased in each of our segments, with the largest increase occurring in Industrial Controls.

The gross margin improved in the first quarter of 2005. In Space and Defense Controls, we benefited from increased volume. Our margin was low in Space and Defense Controls in the first quarter of 2004 due to a $1.8 million contract loss reserve established for the recall and repair of attitude control valves used on satellites. We were also negatively impacted in the first quarter of 2004 by $1.8 million of inventory sold that was stepped up to fair value as part of the Poly-Scientific acquisition. These factors were partially offset by a $1.8 million favorable scope change adjustment on a business jet development contract in the first quarter of 2004.

Gross margins can also be influenced by activity in contract loss reserves, especially additions to loss reserves associated with new loss contracts or substantial increases in cost estimates on existing contracts. During the first quarter of 2005, we had $4 million of additions to contract loss reserves compared to $5 million in the first quarter of 2004, when we established the contract loss reserve for the recall and repair of attitude control valves on satellites.

Research and development expenses increased in the first quarter of 2005, primarily related to increasing development activities on Boeing's next generation commercial aircraft, the 7E7 Dreamliner, and on Northrop Grumman's X-47 Unmanned Combat Air System.

Selling, general and administrative expenses as a percentage of sales decreased slightly in the first quarter of 2005 from the first quarter of 2004. In the first quarter of 2004, we had higher bid and proposal efforts, principally on Boeing's 7E7.

Interest expense was lower in the first quarter of 2005 compared to the first quarter of 2004. The lower level of interest expense resulted from our generation of strong cash flows during the past year that we have used to reduce our outstanding borrowings.

Our effective tax rate was higher in the first quarter of 2005 compared to the first quarter of 2004 due to reduced foreign tax benefits.

Net earnings increased 18% and diluted earnings per share increased 19% in the first quarter of 2005 compared to the first quarter of 2004.

2005 Outlook - We expect net sales in 2005 to increase 5% to 7% to within a range of $988 million to $1,008 million. Sales are expected to increase by an amount between $15 million and $35 million in Industrial Controls, with more modest increases in the other three segments. We expect our operating margin to increase to approximately 12.2% in 2005. Compared to 2004, our operating margin in 2005 is expected to be positively impacted by Space and Defense Controls and Components and, to a lesser extent, Industrial Controls, while the operating margin in Aircraft Controls is expected to remain at the level achieved in 2004. Interest expense is expected to increase in 2005 over 2004 as a result of the higher costs associated with the January 2005 sale of $150 million of 6¼% senior subordinated notes. Diluted earnings per share are expected to increase 11% to 14% to within a range of $2.40 and $2.48.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

The Space Controls segment has been renamed Space and Defense Controls and now includes the defense controls product line, which was previously included in Industrial Controls. All amounts have been restated to present defense controls within Space and Defense Controls.

Operating profit, as presented below, is net sales less cost of sales and other operating expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower. Operating profit is reconciled to earnings before income taxes in Note 13 of the Notes to Consolidated Condensed Financial Statements, included in this report.

Aircraft Controls
	Three months ended
(dollars in millions)	December 25, 2004	December 31, 2003
Net sales - military aircraft	$72.1	$69.8
Net sales - commercial aircraft	34.1	32.8
	$106.2	$102.6
Operating profit	$15.1	$16.9
Operating margin	14.2%	16.5%
Backlog	$235.0	$243.4

Net sales in Aircraft Controls increased 3% in the first quarter of 2005 from the first quarter of 2004, and the increase was within both military and commercial aircraft. Within military aircraft, sales increased by $4 million on the Indian Light Combat Aircraft program in part due to a new order and increased by $2 million in military aftermarket. These increases were partially offset by an expected $4 million decline in sales on the Joint Strike Fighter program as we shift from design and development towards integration testing. The increase in sales within commercial aircraft is primarily due to higher commercial aftermarket sales.

Our operating margin for Aircraft Controls decreased from the first quarter of 2004 to the first quarter of 2005. This decrease is primarily attributable to a favorable scope change negotiation on a business jet development program in the first quarter of 2004.

Twelve-month backlog for Aircraft Controls decreased from December 31, 2003 to December 25, 2004. We have worked down our backlog on significant military aircraft programs such as the F-35 Joint Strike Fighter that is transitioning into the integration testing phase of the program and the V-22 Osprey tiltrotor where the swashplate actuator refurbishment contract was completed in 2004. These decreases were partially offset by an increase in orders for the F-15 Eagle and commercial aircraft.

2005 Outlook for Aircraft Controls - We expect net sales in Aircraft Controls to increase to $424 million in 2005 from $412 million in 2004. Commercial aircraft sales are expected to increase by $15 million to $144 million, while military aircraft sales are expected to decrease by $3 million to $280 million. We expect commercial aircraft sales to increase as our business jet development programs transfer into production and Boeing OEM sales rebound from the low levels we experienced in 2004. We also expect commercial aftermarket sales to increase. We expect military aircraft sales to decrease on the F-35 and the V-22, offset partially by increases related to a sub-assemblies order for the F-15 in Japan and in aftermarket activities. Operating margins are expected to be 15.4% in 2005, the level we achieved in 2004.

Space and Defense Controls
	Three months ended
(dollars in millions)	December 25, 2004	December 31, 2003
Net sales	$33.2	$28.4
Operating profit	$3.3	$0.4
Operating margin	9.8%	1.4%
Backlog	$103.8	$79.6

Net sales in Space and Defense Controls increased 17% in the first quarter of 2005 from the first quarter of 2004. Sales of controls for satellites increased by $4 million related to recent orders for military satellites and by $2 million for defense controls. These increases were partially offset by a $2 million decrease in sales of controls for tactical missiles as there were strong cost inputs on tactical missile programs in the first quarter of 2004, including on the Maverick, Hellfire and VT-1 programs.

Our operating margin for Space and Defense Controls improved in the first quarter of 2005 from a low operating margin in the first quarter of 2004. Increased volume, most notably on military satellite programs, was responsible for the solid operating margins in the first quarter of 2005. In the first quarter of 2004, our operating margin was negatively impacted by a $1.8 million contract loss reserve established for the recall and repair of attitude control valves used on satellites.

Twelve-month backlog for Space and Defense Controls was higher at December 25, 2004 compared to December 31, 2003, primarily reflecting strong military satellites orders.

2005 Outlook for Space and Defense Controls - We expect sales in Space and Defense Controls to increase to $128 million in 2005 from $116 million in 2004. The increase primarily relates to work on military satellite programs that is expected to continue throughout most of 2005. We expect our operating margin to improve to 8.0% in 2005 from 2.8% in 2004, reflecting a higher level of sales of controls for military satellites and not having the significant negative impacts of the recall and repair efforts and establishing a loss reserve for the Joint Common Missile program that we had in 2004.

Industrial Controls
	Three months ended
(dollars in millions)	December 25, 2004	December 31, 2003
Net sales	$74.9	$63.9
Operating profit	$5.5	$4.7
Operating margin	7.3%	7.4%
Backlog	$85.1	$60.4

Net sales in Industrial Controls increased 17% in the first quarter of 2005 from the first quarter of 2004. We experienced sales increases in all of our major product lines, including controls for turbines, steel mills, metal forming equipment and plastics making machinery. Sales of controls for turbines increased in China, where this market is currently strong. Sales of gauge controls for steel mills increased in China and Japan due to high demand, and the metal forming market is experiencing growth. Our largest industrial market is controls for plastics making machinery, and while the market has most recently experienced a slowdown in incoming orders in Asia for injection molding machines that produce CDs and DVDs, we have benefited from increased demand for blow molding machinery in Europe. Real growth accounted for nearly two-thirds of the increase in sales, while the effect of stronger foreign currencies relative to the U.S. dollar accounted for the remaining increase in sales.

Our operating margins for Industrial Controls were comparable in the first quarters of 2005 and 2004.

The higher level of twelve-month backlog for Industrial Controls at December 25, 2004 compared to one year ago primarily relates to strong orders in motion simulators for Flight School XXI for the U.S. Army.

2005 Outlook for Industrial Controls - We expect our net sales in Industrial Controls to increase between 5% and 12% to within a range of $296 million to $316 million in 2005 from $282 million in 2004, reflecting the continuation of growth realized in 2004. Sales increases are expected in every major product line, most notably for simulators for military flight training. Despite our 7.3% operating margin in the first quarter, we expect our operating margin in Industrial Controls will be around 9.0% for the year, compared to 8.6% in 2004, reflecting a better product mix and improving cost experience in subsequent quarters on increasing sales volume.

Components
	Three months ended
(dollars in millions)	December 25, 2004	December 31, 2003
Net sales	$35.1	$31.1
Operating profit	$4.7	$2.6
Operating margin	13.3%	8.5%
Backlog	$57.5	$46.5

Net sales in Components increased 13% in the first quarter of 2005 from the first quarter of 2004. The sales increase relates to brushless DC motors used in sleep apnea equipment, fiber optic slip rings used in CT scan equipment and slip rings and electric motors used in other industrial applications.

Our operating margins increased in the first quarter of 2005 compared to the first quarter of 2004. The improvement primarily relates to a $1.8 million charge in the first quarter of 2004 for the step-up in inventory as part of acquisition accounting that did not affect any other quarters.

Twelve-month backlog for Components was higher at December 25, 2004 compared to December 31, 2003 reflecting strong orders on military aircraft programs and growth in industrial markets.

2005 Outlook for Components - We expect net sales in Components to increase to $140 million in 2005 from $130 million in 2004. We expect the industrial markets to benefit from higher demand for our products used on medical equipment and increased sales efforts in Europe and Asia. We also expect sales of defense controls to increase. Our operating margin is anticipated to increase to 13.3%, a level we achieved this quarter, related in part to $1.8 million of costs for the step-up in inventory as part of acquisition accounting that were included in the 2004 12.0% operating profit.

FINANCIAL CONDITION AND LIQUIDITY

	Three months ended
(dollars in millions)	December 25, 2004	December 31, 2003
Net cash provided (used) by:
Operating activities	$43.0	$22.1
Investing activities	(9.0)	(165.4)
Financing activities	(20.4)	83.8

Cash flow from operations and available borrowing capacity provide us with resources needed to run our operations, continually invest in our business and take advantage of acquisition opportunities as they may arise.

Operating activities

Net cash provided by operating activities increased in the first three months of 2005 from the first three months of 2004. Approximately half of this increase relates to a higher level of customer advances, including the receipt of $13 million for our recently restarted work on the Indian Light Combat Aircraft and for our work on deliveries of F-15 hardware for the Japanese. The remaining increase in net cash provided by operating activities relates to higher earnings and strong collections on receivables. Depreciation and amortization was $9 million in the first three months of 2005 and 2004. Provisions for losses were $8 million in 2005 and 2004.

Investing activities

Net cash used by investing activities consists of $9 million of capital expenditures in the first quarter of 2005. In the first quarter of 2004, capital expenditures were $11 million, including $4 million financed by capital leases. Cash used by investing activities in 2004 also included the acquisition of Poly-Scientific for $158 million.

Financing activities

Net cash used by financing activities in the first quarter of 2005 primarily consists of paydowns of borrowings as a result of strong operating cash flows. Cash provided by financing activities in 2004 included financing a portion of the Poly-Scientific acquisition with $80 million of borrowings on the credit facility and a $21 million bridge loan.

Off Balance Sheet Arrangements

The Company does not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on its results of operations or financial condition.

Contractual Obligations and Commercial Commitments

The Company's contractual obligations and commercial commitments have not changed materially from the disclosures in the Company's Form 10-K for the year ended September 25, 2004.

CAPITAL STRUCTURE AND RESOURCES

We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, the Company also sells equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

Our largest credit facility is our U.S. facility that consists of a $75 million term loan and a $315 million revolver that had outstanding balances of $49 million and $226 million, respectively, at December 25, 2004. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which is currently 150 basis points. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million. The credit facility is secured by substantially all of our U.S. assets.

The U.S. credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $265 million at December 25, 2004. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $50 million in any one fiscal year. Adjusted EBITDA is defined in the agreement as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. At December 25, 2004, we were in compliance with all covenants.

We are required to obtain the consent of lenders of the U.S. credit facility before raising significant additional debt financing. On December 29, 2004, we modified the U.S. credit facility to permit the issuance of our 6 ¼% senior subordinated notes due 2015. We also modified the U.S. credit facility to preserve our borrowing availability under the revolving credit portion of the facility, to permit our Moog Components subsidiary to borrow funds under the facility and to increase the maximum limit for capital expenditures in anyone fiscal year from $40 million to $50 million. In recent years, we have demonstrated our ability to secure consents and modifications to access debt and capital markets. In addition, we have shown strong, consistent financial performance. We believe that we will be able to obtain additional debt or equity financing as needed.

On January 10, 2005, we completed the sale of $150 million aggregate principal amount of senior subordinated notes due 2015 with a coupon interest rate of 6 ¼%, with interest paid semiannually. We used the net proceeds to repay indebtedness under our U.S. credit facility.

At December 25, 2004, we had $100 million of unused borrowing capacity, including $72 million from the U.S. credit facility after considering standby letters of credit. Our borrowing capacity on the U.S. credit facility increased by $147 million after repaying indebtedness with the net proceeds from the sale of senior subordinated notes in January 2005.

Long-term debt to capitalization was 35% at December 25, 2004 compared to 38% at September 25, 2004.

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

The military aircraft market is dependent on military spending for development and production programs. Military spending is expected to remain strong over the next few years. Production programs are typically long-term in nature, offering greater predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the F/A-18E/F Super Hornet, F-35 and V-22. These and other government programs can be reduced, delayed or terminated. In 2004, we were awarded a contract to develop fin controls for the Joint Common Missile program and the production portion of the program is being considered for termination already. If this program continues, we will be positioned on it. If it is terminated, production may continue for the alternative Hellfire missile program that we are also positioned on. The large installed base of our products leads to attractive aftermarket sales and service opportunities. Aftermarket revenues are expected to continue to grow, due to a number of scheduled military retrofit programs and increased flight hours resulting from increased military activity.

The military and government space market is primarily dependent on the authorized levels of funding for satellite communications needs. We believe that government spending on military satellites will rise as the military's need for improved intelligence gathering increases.

The tactical missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels.

Industrial

Approximately one-third of our sales are generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. However, due to the high degree of sophistication of our products and the niche markets we serve, we believe we may be less susceptible to overall macro-industrial trends. Diversification of customers, product applications and geography help to soften the impact of sales changes within our business. Opportunities for growth include automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities, steel manufacturers that are seeking to reduce energy costs, injection molding machine manufacturers that need exacting precision in the production of CDs and DVDs and advancements in medical technology.

Commercial Aircraft

Nearly fifteen percent of our sales are on commercial aircraft programs. The commercial OEM aircraft market has historically exhibited cyclical swings and sensitivity to economic conditions, while the aftermarket, which is driven by usage of the existing aircraft fleet, has proven to be more stable. Higher aircraft utilization rates result in the need for increased maintenance and spare parts and improve aftermarket sales. Boeing and Airbus both plan to increase production over the next few years since air traffic growth has returned to historical average rates. Over the last four years, annual orders have been below the long-term delivery average. Boeing Commercial Airplanes is an important customer, representing approximately 3% of our sales, down from over 10% a few years ago. We have contract coverage through 2012 with Boeing for the existing 7-series aircraft and are also developing the primary flight control actuation system for Boeing's 7E7 Dreamliner, its next generation commercial aircraft. In the business jets market, our flight controls are baselined on a couple of newer jets approaching their initial production phases.

Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls. Nearly one-third of our sales is denominated in foreign currencies including the euro, Japanese yen and British pound. During 2005, these foreign currencies have strengthened against the U.S. dollar and the Company has benefited from the translation of the results of the Company's foreign subsidiaries into U.S. dollars.

CRITICAL ACCOUNTING POLICIES

As of the beginning of 2005, we updated our pension assumption for mortality. For our U.S. defined benefit pension plans, representing 81% of our consolidated projected benefit obligation at the end of 2004, we are now using the 2000 mortality table. This change in the mortality table increases annual pension costs by approximately $2.3 million and, in combination with a decrease in the discount rate assumption to 6.0% in 2005 versus 6.5% in 2004, in addition to increased amortization costs associated with prior year actuarial losses, will increase defined benefit pension expense by approximately $6.5 million to $23.0 million in 2005 compared with 2004.

Other than pension assumptions, there have been no other changes in critical accounting policies in the current year from those disclosed in our 2004 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 R (revised 2004), "Share-Based Payment," which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Statement 123(R) is effective for public companies (excluding small business issuers) at the beginning of the first interim or annual report period beginning after June 15, 2005. Upon adoption, prior periods may be, but are not required to be, restated. The Company is evaluating the effect that this statement will have on its results of operations and financial conditions.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. We believe the adoption of this standard will not have a material impact on our results of operations or financial position.

In October 2004, President Bush signed the American Job Creation Act of 2004, which contains provisions related to the distribution of the earnings of foreign subsidiaries. Although preliminary guidance has been issued by the IRS, we are still evaluating the effect that this new tax legislation will have on our results of operations and financial condition. Therefore, while the impact of the provisions could be significant, we are not able at this time to determine the impact, if any, of future repatriations.

Cautionary Statement

Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as "may," "will," "should," "believes," "expects," "expected," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume" and "assume," are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products and industrial capital goods, (ii) our dependence on government contracts that may not be fully funded or may be terminated, (iii) our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales, (iv) the possibility that the demand for our products may be reduced if we are unable to adapt to technological change, (v) intense competition which may require us to lower prices or offer more favorable terms of sale, (vi) our significant indebtedness which could limit our operational and financial flexibility, (vii) the possibility that new product and research and development efforts may not be successful which could reduce our sales and profits, (viii) higher pension costs and increased cash funding requirements, which could occur in future years if future actual plan results differ from assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates, (ix) a write-off of all or part of our goodwill, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting, (xi) the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in contract accounting, (xii) the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business, (xiii) our ability to successfully identify and consummate acquisitions and integrate the acquired businesses, (xiv) our dependence on our management team and key personnel, (xv) the possibility of a catastrophic loss of one or more of our manufacturing facilities, (xvi) the possibility that future terror attacks, war or other civil disturbances could negatively impact our business, (xvii) our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes, (xviii) the possibility that government regulation could limit our ability to sell our products outside the United States, (xix) the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation, (xx) the possibility that litigation may result unfavorably to us, (xxi) foreign currency fluctuations in those countries in which we do business and other risks associated with international operations and (xxii) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. We disclaim any obligation to update the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's Annual Report on Form 10-K for the year ended September 25, 2004 for a complete discussion of the Company's market risk. There have been no material changes in the current year regarding this market risk information.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(e)	The following table summarizes the Company's purchases of its common stock for the quarter ended December 25, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

September 26-October 31, 2004	-	-	N/A	N/A
November 1-30, 2004	3,300	$37.53	N/A	N/A
December 1-25, 2004	7,095	$43.55	N/A	N/A

Total	10,395	$41.64	N/A	N/A

(1)

The issuer's purchase during November represents the purchase of shares from the Moog Inc. Savings and Stock Ownership Plan. The issuer's purchases during December represent the purchase of 1,345 shares of SECT stock from the Moog Inc. Savings and Stock Ownership Plan at $44.00 per share and 5,750 shares from the Moog Inc. Savings and Stock Ownership Plan at $43.45 per share.

(2)

In connection with the exercise and vesting of stock options, the Company from time to time accepts delivery of shares to pay the exercise price of employee stock options. The Company does not otherwise have any plan or program to purchase its common stock.

Item 6. Exhibits.

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

Moog Inc.
__________________________
(Registrant)

Date: February 3, 2005	By /s/Robert T. Brady
Robert T. Brady
Chairman
Chief Executive Officer

Date: February 3, 2005	By /s/Robert R. Banta
Robert R. Banta
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: February 3, 2005	By /s/Donald R. Fishback
Donald R. Fishback
Controller
(Principal Accounting Officer)