Form 10-Q
period 2005-05-04
MOOG INC
filed 2005-05-04
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

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

______________________________________________________________________________________
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes X No __

The number of shares outstanding of each class of common stock as of April 29, 2005 were:

Class A Common Stock, $1.00 par value	34,365,467	shares
Class B Common Stock, $1.00 par value	4,235,941	shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

			Page
PART I.		FINANCIAL INFORMATION

	Item 1.	Consolidated Condensed Balance Sheets
		March 26, 2005 and September 25, 2004	3

		Consolidated Condensed Statements of Earnings
		Three and Six Months Ended March 26, 2005 and
		March 31, 2004	4

		Consolidated Condensed Statements of Cash Flows
		Six Months Ended March 26, 2005 and
		March 31, 2004	5

		Notes to Consolidated Condensed Financial
		Statements	6-14

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	15-24

	Item 3.	Quantitative and Qualitative Disclosures about
		Market Risk	25

	Item 4.	Controls and Procedures	25

PART II.		OTHER INFORMATION

	Item 2.	Unregistered Sales of Equity Securities and
		Use of Proceeds	26

	Item 4.	Submission of Matters to a Vote of Security Holders	26-27

	Item 5.	Other Information	27

	Item 6.	Exhibits	27

SIGNATURES			28

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

MOOG INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	March 26,	September 25,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,319	$56,701
Receivables	277,187	261,776
Inventories	201,819	189,649
Other current assets	44,991	40,963
TOTAL CURRENT ASSETS	596,316	549,089

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $306,022 and $298,387, respectively	248,865	246,743
GOODWILL	291,712	288,563
INTANGIBLE ASSETS, net	14,076	14,471
OTHER ASSETS	31,981	26,062

TOTAL ASSETS	$1,182,950	$1,124,928

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$885	$923
Current installments of long-term debt	17,304	18,700
Accounts payable	62,010	54,200
Accrued liabilities	122,195	108,134
Contract loss reserves	14,269	14,311
Customer advances	38,975	31,016
TOTAL CURRENT LIABILITIES	255,638	227,284

LONG-TERM DEBT, excluding current installments
Senior debt	124,395	291,666
Senior subordinated notes	150,000	-
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	103,573	97,901
DEFERRED INCOME TAXES	35,199	34,198
OTHER LONG-TERM LIABILITIES	2,183	2,223
TOTAL LIABILITIES	670,988	653,272

SHAREHOLDERS' EQUITY
Common stock	45,730	45,736
Other shareholders' equity	466,232	425,920
TOTAL SHAREHOLDERS' EQUITY	511,962	471,656
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,182,950	$1,124,928

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004

Net sales	$255,237	$234,069	$504,540	$460,054
Cost of sales	174,344	160,209	348,227	319,697
Gross profit	80,893	73,860	156,313	140,357

Research and development	10,133	7,498	19,142	14,266
Selling, general and administrative	43,819	42,702	84,738	80,433
Interest	3,170	2,834	5,879	6,019
Other	10	413	(34)	888

Earnings before income taxes	23,761	20,413	46,588	38,751

Income taxes	7,991	6,328	15,843	12,010

Net earnings	$15,770	$14,085	$30,745	$26,741

Net earnings per share
Basic	$.41	$.36	$.80	$.69
Diluted	$.40	$.35	$.78	$.67

Average common shares outstanding
Basic	38,607,521	38,978,142	38,597,874	38,894,426
Diluted	39,528,401	39,817,820	39,486,535	39,719,017

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended
	March 26,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$30,745	$26,741
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	17,602	17,934
Other	5,882	22,150
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,229	66,825

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of acquired cash	(4,613)	(152,019)
Purchase of property, plant and equipment	(14,756)	(13,496)
Other	283	49
NET CASH USED BY INVESTING ACTIVITIES	(19,086)	(165,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of notes payable	(72)	(10,086)
Net (repayments of) proceeds from revolving lines of credit	(159,300)	72,000
Proceeds from long-term debt	268	22,572
Payments on long-term debt	(9,715)	(30,977)
Proceeds from sale of senior subordinated notes, net of issuance costs	147,164	-
Other	365	848
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(21,290)	54,357

Effect of exchange rate changes on cash	1,765	1,501
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,618	(42,783)
Cash and cash equivalents at beginning of period	56,701	77,491
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,319	$34,708

CASH PAID FOR:
Interest	$5,333	$4,783
Income taxes	7,105	1,499

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital leases	$-	$3,978

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 26, 2005

(Unaudited)
(dollars in thousands, except per share data)

1.     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of March 26, 2005 and September 25, 2004 and the results of its operations for the three and six months ended March 26, 2005 and March 31, 2004 and its cash flows for the six months ended March 26, 2005 and March 31, 2004. The results of operations for the three and six months ended March 26, 2005 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 25, 2004. All references to years in these financial statements are to fiscal years.

2.    Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 R (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS No. 123(R) is effective for public companies (excluding small business issuers) at the beginning of the next fiscal year beginning after June 15, 2005. Upon adoption, all prior years for which SFAS No. 123 was effective may be, but are not required to be, restated. Based on options outstanding at March 26, 2005, the Company expects that diluted earnings per share will be negatively impacted by approximately $.05 per share for 2006.

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

In October 2004, President Bush signed the American Job Creation Act of 2004, which contains provisions related to the distribution of the earnings of foreign subsidiaries. Although preliminary guidance has been issued by the IRS, the Company is still evaluating the effect that this new tax legislation will have on its results of operations and financial condition. Therefore, the Company is not able at this time to determine the impact, if any, of future repatriations.

3.     Stock-Based Compensation

The Company accounts for stock options under the intrinsic value method as prescribed by APB Opinion No. 25. The exercise price equals the market price of the underlying common shares on the date of grant and, therefore, no compensation expense is recognized. The following table illustrates the effect on net earnings and earnings per share as if the fair value method had been applied to all outstanding awards in each period.

	Three Months Ended		Six Months Ended
	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004

Net earnings, as reported	$15,770	$14,085	$30,745	$26,741
Less stock based employee compensation
expense determined under fair value
method	(464)	(252)	(787)	(448)
Net earnings, pro forma	$15,306	$13,833	$29,958	$26,293

Earnings per share:
Basic, as reported	$.41	$.36	$.80	$.69
Basic, pro forma	$.40	$.35	$.78	$.68
Diluted, as reported	$.40	$.35	$.78	$.67
Diluted, pro forma	$.39	$.35	$.76	$.66

4.     Inventories

Inventories consist of:

	March 26,	September 25,
	2005	2004
Raw materials and purchased parts	$67,610	$62,903
Work in process	96,839	92,034
Finished goods	37,370	34,712
	$201,819	$189,649

5.     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended March 26, 2005 are as follows:

		Space
	Aircraft	& Defense	Industrial
	Controls	Controls	Controls	Components	Total
Balance as of September 25, 2004	$102,817	$45,664	$47,836	$92,246	$288,563
Acquisitions	715	-	1,671	-	2,386
Foreign currency translation	(35)	-	798	-	763
Balance as of March 26, 2005	$103,497	$45,664	$50,305	$92,246	$291,712

In the second quarter of 2005, the Company acquired an industrial systems engineering business and a commercial aircraft repair business. The results of operations of the acquired businesses are included in the consolidated statement of earnings from the respective dates of acquisition.

All acquired intangible assets other than goodwill are being amortized. The weighted-average amortization period is nine years for marketing-related intangible assets, eight years for customer-related intangible assets and ten years for technology-related and artistic-related intangible assets. In total, these intangible assets have a weighted-average life of nine years. Marketing-related intangible assets primarily consist of non-compete agreements. Customer-related intangible assets primarily consist of customer relationships. Technology-related intangible assets include patents, unpatented technology, software and trade secrets. Amortization of acquired intangible assets was $502 and $977 for the three and six months ended March 26, 2005 and was $576 and $1,140 for the three and six months ended March 31, 2004, respectively. Based on acquired intangible assets recorded at March 26, 2005, amortization is expected to be $1,881 in 2005, $1,512 in 2006, $1,190 in 2007, $1,132 in 2008 and $1,042 in 2009. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	March 26, 2005		September 25, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Marketing-related	$6,450	$(4,489)	$6,158	$(4,083)
Customer-related	5,972	(1,896)	5,836	(1,449)
Technology-related	3,224	(742)	3,014	(581)
Artistic-related	25	(9)	25	(7)
	$15,671	$(7,136)	$15,033	$(6,120)

6.     Product Warranties

In the ordinary course of business, the Company warrants its products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. On a quarterly basis, the Company determines warranty reserves needed by assessing exposures by product line based on experience and current facts and circumstances. Activity in the warranty accrual is summarized below:

	Three Months Ended		Six Months Ended
	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004

Warranty accrual at beginning of period	$4,725	$3,521	$4,233	$2,292
Additions from acquisition	110	-	110	827
Warranties issued during period	1,234	815	2,693	1,654
Adjustments to pre-existing warranties	-	-	-	230
Reductions for settling warranties	(1,194)	(812)	(2,369)	(1,607)
Foreign currency translation	(98)	(12)	110	116
Warranty accrual at end of period	$4,777	$3,512	$4,777	$3,512

7.     Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk associated with changes in interest rates that affect the amount of future interest payments. Interest rate swaps with a notional amount of $90,000 matured in the second quarter of 2005. At March 26, 2005, the Company had outstanding interest rate swaps with a $90,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. Of the $90,000 notional amount, $55,000 matures in the second quarter of 2006 and $35,000 matures in the first quarter of 2007. Based on the applicable margin at March 26, 2005, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.8% and 3.6%, respectively, through their maturities, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin. Activity in Accumulated Other Comprehensive Loss (AOCL) related to derivatives held by the Company during the first six months of 2005 is summarized below:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated gain at September 25, 2004	$426	$(162)	$264
Net increase in fair value of derivatives	867	(330)	537
Net reclassification from AOCL into earnings	129	(49)	80
Accumulated gain at March 26, 2005	$1,422	(541)	881

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2005 or 2004. The fair value of derivatives was a net asset of $1,446 and $248 at March 26, 2005 and September 25, 2004, respectively, most of which is included in other current assets and other noncurrent assets.

8.    Senior Subordinated Notes

On January 10, 2005, the Company completed the sale of $150,000 aggregate principal amount of senior subordinated notes due January 15, 2015 with a coupon interest rate of 6¼%, with interest paid semiannually on January 15 and July 15 of each year. The net proceeds of $147,164 were used to repay indebtedness under its bank credit facility, thereby increasing the unused portion of its revolving credit facility.

9.    Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004
Service cost	$3,310	$2,866	$6,705	$5,710
Interest cost	4,360	4,000	8,825	8,000
Expected return on plan assets	(5,075)	(4,600)	(10,100)	(9,200)
Amortization of prior service cost	272	262	545	524
Amortization of actuarial loss	1,075	383	2,375	765
Pension expense for defined benefit plans	3,942	2,911	8,350	5,799
Pension expense for defined
contribution plans	191	160	349	364
Total pension expense for U.S. plans	$4,133	$3,071	$8,699	$6,163

Net periodic benefit costs for non-U.S. pension plans consist of:
	Three Months Ended		Six Months Ended
	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004
Service cost	$632	$526	$1,237	$1,023
Interest cost	942	787	1,868	1,535
Expected return on plan assets	(423)	(313)	(839)	(606)
Amortization of prior service cost	(6)	7	(12)	15
Amortization of transition obligation	-	27	-	52
Amortization of actuarial loss	172	195	341	379
Pension expense for defined benefit plans	1,317	1,229	2,595	2,398
Pension expense for defined
contribution plans	306	260	574	457
Total pension expense for non-U.S. plans	$1,623	$1,489	$3,169	$2,855

Net periodic benefit costs for the postretirement benefit plan consist of:

	Three Months Ended		Six Months Ended
	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004
Service cost	$64	$55	$120	$110
Interest cost	257	265	510	530
Amortization of transition obligation	97	98	195	195
Amortization of prior service cost	72	72	145	145
Amortization of actuarial loss	82	65	155	130
Net periodic postretirement benefit cost	$572	$555	$1,125	$1,110

During the six months ended March 26, 2005, the Company made contributions to its defined benefit pension plans of $2,000 to the U.S. plan and $1,728 to the non-U.S. plans. The Company presently anticipates contributing an additional $3,250 to the U.S. plan and $2,082 to the non-U.S. plans to fund its pension plans in 2005 for a total of approximately $9,060.

10.    Shareholders' Equity

The changes in shareholders' equity for the six months ended March 26, 2005 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning of period	$45,736	37,721,678	8,013,911
Conversion of Class B to Class A	-	639	(639)
Cancellation of fractional shares in
stock split and other	(6)	(5,675)	(201)
End of period	$45,730	37,716,642	8,013,071

ADDITIONAL PAID-IN CAPITAL
Beginning of period	183,348
Issuance of Treasury shares at more than cost	369
Cancellation of fractional shares in stock split	(48)
Adjustment to market - SECT, and other	3,423
End of period	187,092

RETAINED EARNINGS
Beginning of period	322,989
Net earnings	30,745
End of period	353,734

TREASURY STOCK
Beginning of period	(40,332)	(3,355,585)	(3,305,971)
Treasury stock issued	286	60,347	-
Treasury stock purchased	(1,211)	(42,443)	-
End of period	(41,257)	(3,337,681)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(12,955)		(515,466)
Purchase of SECT stock	(59)		(2,018)
Sale of SECT stock to SSOP Plan	1,030		39,773
Adjustment to market - SECT	(2,825)		-
End of period	(14,809)		(477,711)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(27,130)
Foreign currency translation adjustment	7,985
Increase in accumulated gain on derivatives	617
End of period	(18,528)

TOTAL SHAREHOLDERS' EQUITY	$511,962	34,378,961	4,229,389

11.     Stock Employee Compensation Trust

The Stock Employee Compensation Trust (SECT) assists in administering and provides funding for employee stock plans and benefit programs, including the Moog Inc. Savings and Stock Ownership Plan (SSOP). The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.

12.     Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004

Weighted-average shares outstanding-Basic	38,607,521	38,978,142	38,597,874	38,894,426
Dilutive effect of:
Stock options	920,880	839,678	888,661	812,454
Convertible preferred stock	-	-	-	12,137
Weighted-average shares outstanding-Diluted	39,528,401	39,817,820	39,486,535	39,719,017

On April 1, 2005, the Company distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% share distribution to shareholders of record as of March 18, 2005. On February 17, 2004, the Company distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% share distribution, to shareholders of record as of January 26, 2004. Share and per share amounts have been restated accordingly.

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for earnings per share. On January 2, 2004, the 83,771 outstanding shares of Series B Preferred Stock automatically converted into 24,273 shares of Class A Common Stock.

13.     Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004

Net earnings	$15,770	$14,085	$30,745	$26,741
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,201)	(759)	7,985	8,159
Increase (decrease) in accumulated
gain on derivatives, net of tax	301	(510)	617	36
Comprehensive income	$9,870	$12,816	$39,347	$34,936

The components of accumulated other comprehensive loss are as follows:

		March 26,	September 25,
		2005	2004
Cumulative foreign currency translation adjustments		$21,859	$13,874
Minimum pension liability adjustment		(41,268)	(41,268)
Accumulated gain on derivatives		881	264
Accumulated other comprehensive loss		$(18,528)	$(27,130)

14.     Segment Information

Below are sales and operating profit by segment for the three and six months ended March 26, 2005 and March 31, 2004 and a reconciliation of segment operating profit to earnings before income taxes. The Space Controls segment was renamed Space and Defense Controls during the fourth quarter of 2004 and now includes the defense controls product line, which was previously included in Industrial Controls. All amounts have been restated to present defense controls within Space and Defense Controls.

	Three Months Ended		Six Months Ended
	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004
Net Sales

Aircraft Controls	$109,003	$101,699	$215,183	$204,302
Space and Defense Controls	30,901	26,352	64,083	54,766
Industrial Controls	78,761	73,106	153,631	136,980
Components	36,572	32,912	71,643	64,006
Net sales	$255,237	$234,069	$504,540	$460,054

Operating Profit and Margins

Aircraft Controls	$15,043	$15,629	$30,156	$32,548
	13.8%	15.4%	14.0%	15.9%
Space and Defense Controls	3,402	298	6,657	692
	11.0%	1.1%	10.4%	1.3%
Industrial Controls	7,281	6,609	12,756	11,353
	9.2%	9.0%	8.3%	8.3%
Components	5,032	4,022	9,682	6,671
	13.8%	12.2%	13.5%	10.4%
Total operating profit	30,758	26,558	59,251	51,264
	12.1%	11.3%	11.7%	11.1%

Deductions from Operating Profit

Interest expense	3,170	2,834	5,879	6,019
Corporate expenses and other	3,827	3,311	6,784	6,494

Earnings before Income Taxes	$23,761	$20,413	$46,588	$38,751

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 25, 2004 and its quarterly reports on Form 10-Q for the quarter ended December 25, 2004. All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

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

We intend to increase our revenue base and improve our profitability and cash flows from operations by building on our market leadership positions and by strengthening our niche market positions in the principal markets that we serve. We also expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence. Our strategy to achieve our objectives includes maintaining our technological excellence by building upon our systems integration capabilities while solving our customers' most demanding technical problems, growing our profitable aftermarket business, entering and developing new markets by using our broad expertise as a designer and supplier of precision controls, taking advantage of our global engineering, selling and manufacturing capabilities, striving for continuing cost improvements and capitalizing on strategic acquisition opportunities.

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

Three-for-Two Stock Splits

On April 1, 2005, we distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% share distribution, to shareholders of record as of March 18, 2005. On February 17, 2004, we distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% share distribution, to shareholders of record as of January 26, 2004. All share and per share amounts included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to show the effects of the stock splits.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended		Six Months Ended
(dollars in millions)	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004
Net sales	$255.2	$234.1	$504.5	$460.1
Gross margin	31.7%	31.6%	31.0%	30.5%
Research and development expenses	$10.1	$7.5	$19.4	$14.3
Selling, general and administrative expenses
as a percentage of sales	17.2%	18.2%	16.8%	17.5%
Interest expense	$3.2	$2.8	$5.9	$6.0
Effective tax rate	33.6%	31.0%	34.0%	31.0%
Net earnings	$15.8	$14.1	$30.7	$26.7

Net sales increased 9% in the second quarter of 2005 from the second quarter of 2004 and 10% in the first six months of 2005 from the first six months of 2004. Sales increased in each of our segments.

The gross margin in the second quarter of 2005 was similar to that of the second quarter of 2004. Our sales volume was strong in the second quarter of 2005, but the resulting improvement in gross margin was offset by additional contract loss reserves recorded on aircraft programs. The gross margin in the first half of 2005 improved compared to the first half of 2004. Our margin was low in Space and Defense Controls in the first quarter of 2004 due to a $1.8 million contract loss reserve established for the recall and repair of attitude control valves used on satellites. We were also negatively impacted in the first quarter of 2004 by the sale of inventory that included a $1.8 million step up to fair value as part of our acquisition of the Poly-Scientific division of Litton Systems, Inc., a Northrop Grumman subsidiary, on September 30, 2004. These factors were partially offset by a $1.8 million favorable scope change adjustment on a business jet development contract in the first quarter of 2004.

Our gross margin was influenced by additions to contract loss reserves. In the second quarter of 2005, we recorded $3.5 million of additions to contract loss reserves compared to $1.8 million in the second quarter of 2004. This quarter, we established a $1.6 million reserve on the A400M multi-role transport aircraft development program after we transferred in-house the responsibility for the design and production of certain program electronics from a supplier. This work transfer should provide us with higher margins on future production deliveries. We also recorded a reserve for $0.8 million on the A380, the Airbus super jumbo aircraft, related to cost increases associated with the development of braking system controls. The balance of the additions primarily related to a business jet development program. In the first half of 2005, we recorded $7.8 million of additions to contract loss reserves compared to $7.2 million in the first half of 2004, which included the recall and repair of attitude control valves used on satellites.

Research and development expenses increased in the second quarter and first six months of 2005, predominantly related to increasing development activities on Boeing's next generation commercial aircraft, the 787 Dreamliner.

Selling, general and administrative expenses as a percentage of sales was lower in the second quarter and first half of 2005 compared to the same periods in 2004, largely as a result of our bid and proposal efforts on Boeing's 787. Our bid and proposal efforts on the 787 were substantial through the second quarter of 2004 and our costs have since shifted to research and development on this program.

Interest expense was higher in the second quarter of 2005 compared to the second quarter of 2004. The higher level of interest expense is primarily associated with our public offering of $150 million of 6¼% senior subordinated notes due 2015 that we closed on January 10, 2005. We used the net proceeds to repay indebtedness under our bank credit facility. Interest expense was consistent in the first six months of 2005 and 2004, as increases from higher interest rates, including the effect of the senior subordinated notes, were offset by lower levels of debt.

Our effective tax rate was higher in the second quarter and first half of 2005 compared to the same periods of 2004 due to reduced foreign tax benefits.

Net earnings increased 12% and diluted earnings per share increased 14% in the second quarter of 2005 compared to the second quarter of 2004. Net earnings increased 15% and diluted earnings per share increased 16% in the first six months of 2005 compared to the first six months of 2004. Weighted-average shares outstanding were lower in 2005 compared to 2004 primarily as a result of our Stock Employee Compensation Trust's purchase of outstanding Class B Common Stock in the third quarter of 2004.

2005 Outlook - We expect net sales in 2005 to increase 6% to 8% over 2004 to within a range of $995 million to $1,015 million. Sales are expected to increase by an amount between $17 million and $37 million in Industrial Controls, with less significant increases in the other three segments. We expect our operating margin to increase to approximately 12.2% in 2005. Compared to 2004, our consolidated operating margin in 2005 is expected to be positively impacted by Space and Defense Controls and Components and, to a lesser extent, Industrial Controls, while the operating margin in Aircraft Controls is expected to decline as a result of the loss reserves we recorded in the second quarter of 2005. Interest expense is expected to increase to $13 million in 2005 from $11 million in 2004 as a result of the higher costs associated with the January 2005 sale of $150 million of 6¼% senior subordinated notes. The effective tax rate is expected to increase to 32.5% in 2005 from 31.4% in 2004 primarily related to reduced foreign tax benefits. Net earnings are expected to increase 10% to 14% to within a range of $63.2 million and $65.4 million. Diluted earnings per share are expected to increase 10% to 14% to within a range of $1.60 and $1.66.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

The Space Controls segment was renamed Space and Defense Controls and now includes the defense controls product line, which was previously included in Industrial Controls. All amounts have been restated to present defense controls within Space and Defense Controls.

Operating profit, as presented below, is net sales less cost of sales and other operating expenses excluding corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note 14 of the Notes to Consolidated Condensed Financial Statements, included in this report.

Aircraft Controls
	Three Months Ended		Six Months Ended
(dollars in millions)	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004
Net sales - military aircraft	$71.4	$71.2	$143.5	$141.0
Net sales - commercial aircraft	37.6	30.5	71.7	63.3
	$109.0	$101.7	$215.2	$204.3
Operating profit	$15.0	$15.6	$30.2	$32.5
Operating margin	13.8%	15.4%	14.0%	15.9%
Backlog	$237.8	$229.6	$237.8	$229.6

Net sales in Aircraft Controls increased 7% in the second quarter of 2005 from the second quarter of 2004, driven by increases within commercial aircraft. Commercial aircraft aftermarket sales increased $2 million, sales for business jets increased $2 million related to increased activity on the Hawker Horizon and the Gulfstream 450, and Boeing OEM sales increased $1 million over last year's low level. Within military aircraft, sales increased $3 million on the F-15 Eagle, $2 million on the Black Hawk helicopter and $1 million on the new Airbus A400M program. These increases were offset by a $4 million decrease on the F-35 Joint Strike Fighter as there was less activity on this cost-plus program and $3 million on the V-22 Osprey for which our swashplate actuator refurbishment contract was completed in 2004.

Net sales in Aircraft Controls increased 5% in the first half of 2005 from the first half of 2004. Commercial aircraft sales increased $3 million for aftermarket, $2 million for Boeing OEM, $1 million for Airbus and $1 million for business jets. Within military aircraft, sales increased $6 million on the F-15, $5 million on the Indian Light Combat Aircraft due to strong first quarter sales in part related to a new order, $2 million on the Black Hawk and $2 million on the A400M. These increases were offset by decreases of $8 million on the F-35 and $3 million on the V-22.

Our operating margin for Aircraft Controls decreased in the second quarter and first six months of 2005 from the same periods of 2004. The second quarter of 2005 was negatively impacted by contract loss reserves recorded on the A400M and the A380 programs. In addition to these contract loss reserves, the decrease in our operating margin in the first half of 2005 resulted from a scope change negotiation on a business jet development program, which had a favorable impact on our operating margin in the first quarter of 2004.

Twelve-month backlog for Aircraft Controls increased from March 31, 2004 to March 26, 2005 as orders for the F-15 Eagle and commercial aircraft increased. These increases were partially offset as we have worked down our backlog on significant military aircraft programs such as the F-35 Joint Strike Fighter that is transitioning into the integration testing phase of the program.

2005 Outlook for Aircraft Controls - We expect net sales in Aircraft Controls to increase to $424 million in 2005 from $412 million in 2004. Commercial aircraft sales are expected to increase by $15 million to $144 million, while military aircraft sales are expected to decrease by $3 million to $280 million. We expect commercial aircraft sales to increase as our business jet production activity ramps up and Boeing OEM sales rebound from the low levels we experienced in 2004. We also expect commercial aftermarket sales to increase. We expect military aircraft sales to decrease on the V-22 and the F-35, offset partially by increases related to a sub-assemblies order for the F-15 in Japan. Operating margins are expected to decrease to 14.7% in 2005 from 15.4% in 2004, reflecting the additions to contract loss reserves on the A400M and A380 in the second quarter of 2005.

Space and Defense Controls
	Three Months Ended		Six Months Ended
(dollars in millions)	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004
Net sales	$30.9	$26.4	$64.1	$54.8
Operating profit	$3.4	$.3	$6.7	$.7
Operating margin	11.0%	1.1%	10.4%	1.3%
Backlog	$97.1	$88.3	$97.1	$88.3

Net sales in Space and Defense Controls increased 17% in the second quarter and first half of 2005 from the same periods of 2004. In the second quarter of 2005, sales of controls for satellites increased by $6 million related to orders for military satellites and was partially offset by a $2 million decrease in sales of controls for tactical missiles reflecting a production break on the Maverick program and reduced activity on the Hellfire and VT-1 programs. For the first half of 2005, sales of controls for military satellites increased $10 million and sales of defense controls increased $2 million. These increases were partially offset by a $4 million decrease in sales of controls for tactical missile programs.

Our operating margin for Space and Defense Controls improved significantly in the second quarter and first half of 2005 from a low operating margin in the same periods of 2004. Increased volume, most notably on mechanisms for military satellite programs, was responsible for the improved operating margins in the second quarter. The improvement in the first half of 2005 resulted from a $1.8 million contract loss reserve established in the first quarter of 2004 for the recall and repair of attitude control valves used on satellites in addition to increased volume.

Twelve-month backlog for Space and Defense Controls was higher at March 26, 2005 compared to March 31, 2004, primarily reflecting strong orders of mechanisms for military satellites and on tactical missile programs.

2005 Outlook for Space and Defense Controls - We expect sales in Space and Defense Controls to increase to $128 million in 2005 from $116 million in 2004. The increase primarily relates to work on military satellite programs that is expected to continue throughout most of 2005. We expect our operating margin to improve to 10.4% in 2005 from 2.8% in 2004, reflecting a higher level of sales of controls for military satellites and the absence of recall and repair efforts and the loss reserve for the Joint Common Missile program that we had in 2004.

Industrial Controls
	Three Months Ended		Six Months Ended
(dollars in millions)	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004
Net sales	$78.8	$73.1	$153.6	$137.0
Operating profit	$7.3	$6.6	$12.8	$11.4
Operating margin	9.2%	9.0%	8.3%	8.3%
Backlog	$84.4	$70.0	$84.4	$70.0

Net sales in Industrial Controls increased 8% in the second quarter and 12% in the first half of 2005 from the same periods of 2004. The largest component of our sales growth was in controls for turbines, which was driven by increases in China where the market is currently strong. Our sales also increased in aftermarket activity, metal forming equipment and material testing. Our largest industrial market is controls for plastics making machinery, which was fairly level in sales for both the second quarter and first half of 2005 compared to a year ago. This market has recently experienced a slowdown in incoming orders in Asia for injection molding machines that produce CDs and DVDs. Real growth accounted for nearly two-thirds of the increase in sales for the second quarter and first half of the year, while the effect of stronger foreign currencies relative to the U.S. dollar accounted for the remaining increase in sales.

Our operating margins for Industrial Controls in the second quarter and first half of 2005 were consistent with the same periods in 2004.

The higher level of twelve-month backlog for Industrial Controls at March 26, 2005 compared to one year ago primarily relates to strong orders in motion simulators for Flight School XXI for the U.S. Army.

2005 Outlook for Industrial Controls - We expect our net sales in Industrial Controls to increase between 6% and 13% to within a range of $298 million to $318 million in 2005 from $282 million in 2004, reflecting the continuation of growth realized in 2004. Sales increases are expected in every major product line, most notably for simulators for military flight training. We expect our operating margin in Industrial Controls to be around 8.7% for the year, a slight improvement over 8.6% in 2004.

Components
	Three Months Ended		Six Months Ended
(dollars in millions)	March 26,	March 31,	March 26,	March 31,
	2005	2004	2005	2004
Net sales	$36.6	$32.9	$71.6	$64.0
Operating profit	$5.0	$4.0	$9.7	$6.7
Operating margin	13.8%	12.2%	13.5%	10.4%
Backlog	$62.4	$46.4	$62.4	$46.4

Net sales in Components increased 11% in the second quarter and 12% in the first half of 2005 from the same periods of 2004. The second quarter sales increase relates to brushless DC motors used in sleep apnea equipment, fiber optic slip rings used in CT scan equipment, and components used on military satellites and equipment for the Bradley fighting vehicle. In addition to stronger sales in medical markets and military satellites, sales increased for slip rings and electric motors used in other industrial applications in the first half of 2005.

Our operating margins in Components increased in the second quarter and first half of 2005 compared to the second quarter and first half of 2004. The second quarter improvement reflects lower selling costs. The improvement in the first half also resulted from a $1.8 million charge in the first quarter of 2004 for the step-up in inventory as part of acquisition accounting that did not affect any other quarters.

Twelve-month backlog for Components was higher at March 26, 2005 compared to March 31, 2004 reflecting strong orders on military aircraft and space and defense programs and growth in medical markets.

2005 Outlook for Components - We expect net sales in Components to increase to $145 million in 2005 from $130 million in 2004. We expect the industrial markets to benefit from higher demand for our products used on medical equipment and increased sales efforts in Europe and Asia. We also expect sales of space products and defense controls to increase. Our operating margin is anticipated to increase to 13.7% in 2005 from 12.0% in 2004, reflecting a continuation of the results we achieved in the second quarter of 2005. The improvement over 2004 relates in part to $1.8 million of costs for the step-up in inventory as part of acquisition accounting that were included in the 2004 12.0% operating profit.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
(dollars in millions)	March 26,	March 31,
	2005	2004
Net cash provided (used) by:
Operating activities	$54.2	$66.8
Investing activities	(19.1)	(165.5)
Financing activities	(21.3)	54.4

Cash flow from operations and available borrowing capacity provide us with resources needed to run our operations, continually invest in our business and take advantage of acquisition opportunities as they may arise.

Operating activities

Net cash provided by operating activities decreased in the first six months of 2005 from the first six months of 2004. The majority of the decrease relates to a higher level of receivables associated with stronger sales in the second quarter of 2005 compared to the second quarter of 2004. Depreciation and amortization was $18 million in the first six months of 2005 and 2004. Provisions for losses were $14 million in 2005 and $12 million in 2004.

Investing activities

Net cash used by investing activities consists of $15 million of capital expenditures and $4 million paid for two small acquisitions in the first half of 2005. In the second quarter of 2005, we acquired an industrial systems engineering business and a commercial aircraft repair business. Capital expenditures were $17 million in the first half of 2004, including $4 million of assets acquired under capital leases. Net cash used by investing activities in 2004 also included the acquisition of Poly-Scientific for $152 million.

Financing activities

Net cash used by financing activities in the first half of 2005 primarily consists of paydowns of borrowings as a result of strong operating cash flows. On January 10, 2005, we completed the sale of $150 million aggregate principal amount of senior subordinated notes due 2015 with a coupon interest rate of 6¼%, with interest paid semiannually. We used the net proceeds to repay indebtedness under our U.S. credit facility. Cash provided by financing activities in 2004 included financing a portion of the Poly-Scientific acquisition with $80 million of borrowings on the credit facility.

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

Our largest credit facility is our U.S. facility that consists of a $75 million term loan and a $315 million revolver that had outstanding balances of $45 million and $84 million, respectively, at March 26, 2005. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which is currently 125 basis points. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million. The credit facility is secured by substantially all of our U.S. assets.

The U.S. credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $265 million at March 26, 2005. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $50 million in any one fiscal year. Adjusted EBITDA is defined in the agreement as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. At March 26, 2005, we were in compliance with all covenants.

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

At March 26, 2005, we had $243 million of unused borrowing capacity, including $216 million from the U.S. credit facility after considering standby letters of credit.

Total debt to capitalization was 36% at March 26, 2005 compared to 40% at September 25, 2004.

We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet our operating needs.

ECONOMIC CONDITIONS AND MARKET TRENDS

Military Aerospace and Defense

Nearly half of our sales relate to global military defense or government funded programs. Most of these sales are within Aircraft Controls and Space and Defense Controls.

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

Industrial

Approximately one-third of our sales are generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. Diversification of customers, product applications and geography help to soften the impact of sales changes within our business. Opportunities for growth include automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities, steel manufacturers that are seeking to reduce energy costs, advancements in medical technology and demand in China to support their economic growth particularly in power generation and steel manufacturing markets.

Commercial Aircraft

Nearly fifteen percent of our sales are on commercial aircraft programs. The commercial OEM aircraft market has historically exhibited cyclical swings and sensitivity to economic conditions, while the aftermarket, which is driven by usage of the existing aircraft fleet, has proven to be more stable. Higher aircraft utilization rates result in the need for increased maintenance and spare parts and improve aftermarket sales. Boeing and Airbus both plan to increase production over the next few years since air traffic growth has returned to historical average rates. Over the last four years, annual orders have been below the long-term delivery average. Boeing Commercial Airplanes is an important customer, representing approximately 3% of our sales, down from over 10% a few years ago. We have contract coverage through 2012 with Boeing for the existing 7-series aircraft and are also developing the primary flight control actuation system for Boeing's 787 Dreamliner, its next generation commercial aircraft. In the business jet market, our flight controls are baselined on a couple of newer jets approaching their initial production phases.

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

CRITICAL ACCOUNTING POLICIES

As of the beginning of 2005, we updated our pension assumption for mortality. For our U.S. defined benefit pension plans, representing 81% of our consolidated projected benefit obligation at the end of 2004, we are now using the 2000 mortality table. This change in the mortality table increases annual pension costs by approximately $1.7 million and, in combination with a decrease in the discount rate assumption to 6.0% in 2005 from 6.5% in 2004, in addition to increased amortization costs associated with prior year actuarial losses, will increase defined benefit pension expense by approximately $5.0 million to $21.6 million in 2005 compared with 2004.

Other than pension assumptions, there have been no other changes in critical accounting policies in the current year from those disclosed in our 2004 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 R (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS No. 123(R) is effective for public companies (excluding small business issuers) at the beginning of the next fiscal year beginning after June 15, 2005. Upon adoption, all prior years for which SFAS No. 123 was effective may be, but are not required to be, restated. Based on options outstanding at March 26, 2005, we expect that diluted earnings per share will be negatively impacted by approximately $.05 per share for 2006.

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

Part II. OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)     The following table summarizes the Company's purchases of its common stock for the quarter ended March 26, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

December 25, 2004 -
January 31, 2005	7,875	26.47	N/A	N/A
February 1-28, 2005	12,825	29.38	N/A	N/A
March 1-26, 2005	8,175	30.80	N/A	N/A
Total	$28,875	$28.99	N/A	N/A

(1)	The issuer's purchases during the periods covered by this report represent purchases of shares from the Moog Inc. Savings and Stock Ownership Plan.

(2)

In connection with the exercise and vesting of stock options, the Company from time to time accepts delivery of shares to pay the exercise price of employee stock options. The Company does not otherwise have any plan or program to purchase its common stock.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on January 12, 2005. The following matters were submitted to a vote of security holders at the Annual Meeting.

a.	An amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized Class A Common Shares was approved based on the following shares voted:

Class A*: For, 2,782,452; Against, 343,484; Abstain, 1,248.
Class B: For, 4,475,399; Against, 55,577; Abstain, 10,880.

b.	The nominees to the Board of Directors were elected based on the following shares voted:

Nominee	For	Authority Withheld
Class A
Robert T. Brady	28,303,452	2,968,377

Class B
Joe C. Green	4,489,217	52,638
Raymond W. Boushie	4,500,410	41,445

The term of the following directors continued after the Annual Meeting: Richard A. Aubrecht, John D. Hendrick and Brian J. Lipke (Class B directors through 2006); Kraig H. Kayser, Robert H. Maskrey and Albert F. Myers (Class B directors through 2007); James L. Gray (Class A director through 2006); and Robert R. Banta (Class A director through 2007).

c.	The appointment of Ernst & Young LLP as auditors was approved based on the following shares voted:

Class A*: For, 3,110,064; Against, 15,276; Abstain, 1,844.
Class B: For, 4,492,110; Against, 35,676; Abstain, 14,067.

On April 1, 2005, the Company distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% share distribution to shareholders of record as of March 18, 2005. The shares voted during the Company's Annual Meeting of Shareholders have been restated accordingly.

* Each share of Class A Common Stock is entitled to a one-tenth vote per share on this proposal.

Item 5. Other Information

(a)	On April 13, 2005, the Company entered into Modification No. 4 to the Amended and Restated Loan Agreement dated as of March 3, 2003, as modified by Modification Nos. 1, 2 and 3 thereto dated as of August 6, 2003, March 5, 2004 and December 17, 2004, respectively. The intention of Modification No. 4 is to permit the reorganization of the Company's European operations in order to create more flexibility in structuring future acquisitions and achieve certain tax benefits.

Item 6. Exhibits
(a)	Exhibits

	10.1	Description of Management Profit Sharing Program.

	10.2	Modification No. 4 Regarding Amended and Restated Loan Agreement Among Certain Lenders, HSBC Bank USA, National Association, as Agent and Moog Inc.

	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
__________________________
(Registrant)

Date: May 4, 2005	By /s/Robert T. Brady
Robert T. Brady
Chairman
Chief Executive Officer

Date: May 4, 2005	By /s/Robert R. Banta
Robert R. Banta
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2005	By /s/Donald R. Fishback
Donald R. Fishback
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.1	Description of Management Profit Sharing Program.

10.2	Modification No. 4 Regarding Amended and Restated Loan Agreement Among Certain Lenders, HSBC Bank USA, National Association, as Agent and Moog Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.