Form 10-Q
period 2005-08-04
MOOG INC
filed 2005-08-04
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  X      No __

The number of shares outstanding of each class of common stock as of July 29, 2005 were:

Class A Common Stock, $1.00 par value	34,379,896 shares
Class B Common Stock, $1.00 par value	4,227,941 shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

MOOG INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	June 25,	September 25,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,197	$56,701
Receivables	283,141	261,776
Inventories	204,105	189,649
Other current assets	49,209	40,963
TOTAL CURRENT ASSETS	611,652	549,089

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $301,358 and $298,387, respectively	248,775	246,743
GOODWILL	290,934	288,563
INTANGIBLE ASSETS, net	13,804	14,471
OTHER ASSETS	27,701	26,062

TOTAL ASSETS	$1,192,866	$1,124,928

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$885	$923
Current installments of long-term debt	17,086	18,700
Accounts payable	62,908	54,200
Accrued liabilities	131,301	108,134
Contract loss reserves	13,657	14,311
Customer advances	40,450	31,016
TOTAL CURRENT LIABILITIES	266,287	227,284

LONG-TERM DEBT, excluding current installments
Senior debt	119,051	291,666
Senior subordinated notes	150,000	-
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	101,284	97,901
DEFERRED INCOME TAXES	35,325	34,198
OTHER LONG-TERM LIABILITIES	2,178	2,223
TOTAL LIABILITIES	674,125	653,272

SHAREHOLDERS' EQUITY
Common stock	45,730	45,736
Other shareholders' equity	473,011	425,920
TOTAL SHAREHOLDERS' EQUITY	518,741	471,656
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,192,866	$1,124,928

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	June 25,	June 30,	June 25,	June 30,
	2005	2004	2005	2004

Net sales	$266,032	$238,652	$770,572	$698,706
Cost of sales	181,303	165,868	529,530	485,565
Gross profit	84,729	72,784	241,042	213,141

Research and development	11,887	7,706	31,029	21,972
Selling, general and administrative	46,454	40,800	131,192	121,233
Interest	3,505	2,851	9,384	8,870
Other	(231)	(22)	(265)	866

Earnings before income taxes	23,114	21,449	69,702	60,200

Income taxes	6,462	6,647	22,305	18,657

Net earnings	$16,652	$14,802	$47,397	$41,543

Net earnings per share
Basic	$.43	$.38	$1.23	$1.07
Diluted	$.42	$.37	$1.20	$1.05

Average common shares outstanding
Basic	38,613,997	38,864,981	38,603,248	38,884,610
Diluted	39,541,572	39,609,458	39,504,880	39,682,496

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
	Nine Months Ended
	June 25,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$47,397	$41,543
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	26,417	26,508
Other	2,159	22,070
NET CASH PROVIDED BY OPERATING ACTIVITIES	75,973	90,121

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of acquired cash	(4,613)	(152,019)
Purchase of property, plant and equipment	(26,576)	(20,759)
Other	282	1,465
NET CASH USED BY INVESTING ACTIVITIES	(30,907)	(171,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of notes payable	(50)	(9,780)
Net (repayments of) proceeds from revolving lines of credit	(159,700)	82,000
Proceeds from long-term debt	400	22,655
Payments on long-term debt	(13,842)	(35,054)
Proceeds from sale of senior subordinated notes, net of issuance costs	147,140	-
Other	(551)	(12,071)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(26,603)	47,750

Effect of exchange rate changes on cash	33	1,565
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,496	(31,877)
Cash and cash equivalents at beginning of period	56,701	77,491
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,197	$45,614

CASH PAID FOR:
Interest	$6,802	$5,654
Income taxes	14,654	1,967

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired under capital leases	$-	$3,864

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 25, 2005

(Unaudited)
(dollars in thousands, except per share data)

1.     Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of June 25, 2005 and the results of its operations for the three and nine months ended June 25, 2005 and June 30, 2004 and its cash flows for the nine months ended June 25, 2005 and June 30, 2004. The results of operations for the three and nine months ended June 25, 2005 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 25, 2004. All references to years in these financial statements are to fiscal years.

2.    Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 R (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS No. 123(R) is effective for public companies (excluding small business issuers) at the beginning of the next fiscal year beginning after June 15, 2005. Upon adoption, all prior years for which SFAS No. 123 was effective may be, but are not required to be, restated. Based on options outstanding at June 25, 2005, the Company expects that diluted earnings per share will be negatively impacted by approximately $.05 per share for 2006.

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

In October 2004, President Bush signed the American Job Creation Act of 2004, which contains provisions related to the distribution of the earnings of foreign subsidiaries. The Company has finished its analysis of the foreign dividend repatriation provisions in the American Job Creation Act of 2004 and concluded that it is not advantageous for the Company to effect such dividend payment.

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

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004

Net earnings, as reported	$16,652	$14,802	$47,397	$41,543
Less stock based employee compensation
expense determined under fair value
method	(463)	(253)	(1,250)	(701)
Net earnings, pro forma	$16,189	$14,549	$46,147	$40,842

Earnings per share:
Basic, as reported	$.43	$.38	$1.23	$1.07
Basic, pro forma	$.42	$.37	$1.20	$1.05
Diluted, as reported	$.42	$.37	$1.20	$1.05
Diluted, pro forma	$.41	$.37	$1.17	$1.03

4.     Inventories

Inventories consist of:

	June 25, 2005	September 25, 2004
Raw materials and purchased parts	$70,702	$62,903
Work in process	97,788	92,034
Finished goods	35,615	34,712
	$204,105	$189,649

5.     Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 25,2005 are as follows:

	Aircraft	Space & Defense	Industrial
	Controls	Controls	Controls	Components	Total
Balance at September 25, 2004	$102,817	$45,664	$47,836	$92,246	$288,563
Acquisitions	858	-	1,824	-	2,682
Foreign currency translation	(95)	-	(216)	-	(311)
Balance as of June 25, 2005	$103,580	$45,664	$49,444	$92,246	$290,934

In the second quarter of 2005, the Company acquired an industrial systems engineering business and a commercial aircraft repair business. The results of operations of the acquired businesses are included in the consolidated statements of earnings from the respective dates of acquisition.

All acquired intangible assets other than goodwill are being amortized. The weighted-average amortization period is nine years for marketing-related intangible assets, eight years for customer-related intangible assets and ten years for technology-related and artistic-related intangible assets. In total, these intangible assets have a weighted-average life of nine years. Marketing-related intangible assets primarily consist of non-compete agreements. Customer-related intangible assets primarily consist of customer relationships. Technology-related intangible assets include patents, unpatented technology, software and trade secrets. Amortization of acquired intangible assets was $427 and $1,404 for the three and nine months ended June 25, 2005 and was $570 and $1,710 for the three and nine months ended June 30, 2004, respectively. Based on acquired intangible assets recorded at June 25, 2005, amortization is expected to be $1,861 in 2005, $1,503 in 2006, $1,183 in 2007, $1,125 in 2008 and $1,035 in 2009. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	June 25, 2005		September 25, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Marketing-related	$6,401	$(4,655)	$6,158	$(4,083)
Customer-related	5,900	(1,971)	5,836	(1,449)
Technology-related	3,198	(821)	3,014	(581)
Artistic-related	25	(9)	25	(7)
	$15,524	$(7,456)	$15,033	$(6,120)

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

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004

Warranty accrual at beginning of period	$4,777	$3,512	$4,233	$2,292
Additions from acquisition	-	-	110	827
Warranties issued during period	1,063	836	3,756	2,490
Adjustments to pre-existing warranties	-	-	-	230,
Reductions for settling warranties	(1,294)	(938)	(3,663)	(2,545)
Foreign currency translation	(143)	5	(33)	121
Warranty accrual at end of period	$4,403	$3,415	$4,403	$3,415

7.     Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk associated with changes in interest rates that affect the amount of future interest payments. Interest rate swaps with a notional amount of $90,000 matured in the second quarter of 2005. At June 25, 2005, the Company had outstanding interest rate swaps with a $90,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. Of the $90,000 notional amount, $55,000 matures in the second quarter of 2006 and $35,000 matures in the first quarter of 2007. Based on the applicable margin at June 25, 2005, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.8% and 3.6%, respectively, through their maturities, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin. Activity in Accumulated Other Comprehensive Loss (AOCL) related to derivatives held by the Company during the first nine months of 2005 is summarized below:

	Before-Tax Amount	Income Tax	After-Tax Amount

Accumulated gain at September 25, 2004	$426	$(162)	$264
Net increase in fair value of derivatives	684	(260)	424
Net reclassification from AOCL into earnings	7	(3)	4
Accumulated gain at June 25, 2005	$1,117	(425)	692

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2005 or 2004. The fair value of derivatives was a net asset of $1,198 and $248 at June 25, 2005 and September 25, 2004, respectively, most of which is included in other current assets and other noncurrent assets.

8.    Senior Subordinated Notes

On January 10, 2005, the Company completed the sale of $150,000 aggregate principal amount of senior subordinated notes due January 15, 2015 with a coupon interest rate of 6¼%, with interest paid semiannually on January 15 and July 15 of each year. The net proceeds of $147,140 were used to repay indebtedness under its bank credit facility, thereby increasing the unused portion of its revolving credit facility.

9.    Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004
Service cost	$3,353	$2,748	$10,058	$8,458
Interest cost	4,413	3,813	13,238	11,813
Expected return on plan assets	(5,050)	(4,383)	(15,150)	(13,583)
Amortization of prior service cost	272	249	817	773
Amortization of actuarial loss	1,187	365	3,562	1,130
Pension expense for defined benefit plans	4,175	2,792	12,525	8,591
Pension expense for defined
contribution plans	270	180	694	489
Total pension expense for U.S. plans	$4,445	$2,972	$13,219	$9,080

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004
Service cost	$600	$498	$1,837	$1,521
Interest cost	915	773	2,783	2,307
Expected return on plan assets	(414)	(309)	(1,253)	(915)
Amortization of prior service cost (benefit)	(5)	8	(17)	23
Amortization of transition obligation	-	26	-	79
Amortization of actuarial loss	168	192	509	571
Pension expense for defined benefit plans	1,264	1,188	3,859	3,586
Pension expense for defined
contribution plans	248	345	747	916
Total pension expense for non-U.S. plans	$1,512	$1,533	$4,606	$4,502

Net periodic benefit costs for the postretirement benefit plan consist of:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004
Service cost	$60	$55	$180	$165
Interest cost	255	265	765	795
Amortization of transition obligation	98	98	293	293
Amortization of prior service cost	73	72	218	217
Amortization of actuarial loss	78	65	233	195
Net periodic postretirement benefit cost	$564	$555	$1,689	$1,665

During the nine months ended June 25, 2005, the Company made contributions to its defined benefit pension plans of $2,000 to the U.S. plan and $2,231 to the non-U.S. plans. The Company presently anticipates contributing an additional $3,000 to the U.S. plan and $1,200 to the non-U.S. plans to fund its pension plans in 2005 for a total of approximately $8,400.

10.    Shareholders' Equity

The changes in shareholders' equity for the nine months ended June 25, 2005 are summarized as follows:

	Amount	Class A Common Stock	Class B Common Stock

COMMON STOCK
Beginning of period	$45,736	37,721,678	8,013,911
Conversion of Class B to Class A	-	3,645	(3,645)
Cancellation of fractional shares in stock split and other	(6)	(5,675)	(201)
End of period	45,730	37,719,648	8,010,065

ADDITIONAL PAID-IN CAPITAL
Beginning of period	183,348
Issuance of Treasury shares at more than cost	515
Cancellation of fractional shares in stock split	(48)
Adjustment to market - SECT, and other	3,864
End of period	187,679

RETAINED EARNINGS
Beginning of period	322,989
Net earnings	47,397
End of period	370,386

TREASURY STOCK
Beginning of period	(40,332)	(3,355,585)	(3,305,971)
Treasury stock issued	511	102,607	-
Treasury stock purchased	(2,554)	(86,774)	-
End of period	(42,375)	(3,339,752)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(12,955)		(515,466)
Purchase of SECT stock	(353)		(11,685)
Sale of SECT stock to SSOP Plan	1,380		50,998
Adjustment to market - SECT	(3,266)		-
End of Period	(15,194)		(476,153)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(27,130)
Foreign currency translation adjustment	(783)
Increase in accumulated gain on derivatives	428
End of period	(27,485)

TOTAL SHAREHOLDERS' EQUITY	$518,741	34,379,896	4,227,941

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

12.     Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004

Weighted-average shares outstanding-Basic	38,613,997	38,864,981	38,603,248	38,884,610
Dilutive effect of:
Stock options	927,575	744,477	901,632	789,795
Convertible preferred stock	-	-	-	8,091
Weighted-average shares outstanding-Diluted	39,541,572	39,609,458	39,504,880	39,682,496

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

13.     Comprehensive Income

The components of comprehensive income are as follows:
	Three Months Ended		Nine Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004

Net earnings	$16,652	$14,802	$47,397	$41,543
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,768)	124	(783)	8,283
Increase (decrease) in accumulated
gain on derivatives, net of tax	(189)	1,491	428	1,527
Comprehensive income	$7,695	$16,417	$47,042	$51,353

The components of accumulated other comprehensive loss are as follows:

		June 25, 2005	September 25, 2004
Cumulative foreign currency translation adjustments		$13,091	$13,874
Minimum pension liability adjustment		(41,268)	(41,268)
Accumulated gain on derivatives		692	264
Accumulated other comprehensive loss		$(27,485)	$(27,130)

14.     Segment Information

Below are sales and operating profit by segment for the three and nine months ended June 25, 2005 and June 30, 2004 and a reconciliation of segment operating profit to earnings before income taxes. The Space Controls segment was renamed Space and Defense Controls during the fourth quarter of 2004 and now includes the defense controls product line, which was previously included in Industrial Controls. All amounts have been restated to present defense controls within Space and Defense Controls.

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004
Net Sales

Aircraft Controls	$113,405	$102,415	$328,588	$306,717
Space and Defense Controls	30,835	30,740	94,918	85,506
Industrial Controls	81,444	72,369	235,075	209,349
Components	40,348	33,128	111,991	97,134
Net sales	$266,032	$238,652	$770,572	$698,706

Operating Profit and Margins

Aircraft Controls	$15,580	$15,030	$45,736	$47,578
	13.7%	14.7%	13.9%	15.5%
Space and Defense Controls	1,543	1,434	8,200	2,126
	5.0%	4.7%	8.6%	2.5%
Industrial Controls	8.240	6,303	20,996	17,656
	10.1%	8.7%	8.9%	8.4%
Components	5,907	4,687	15,589	11,358
	14.6%	14.1%	13.9%	11.7%
Total operating profit	31,270	27,454	90,521	78,718
	11.8%	11.5%	11.7%	11.3%

Deductions from Operating Profit

Interest expense	3,505	2,851	9,384	8,870
Corporate expenses and other	4,651	3,154	11,435	9,648

Earnings before Income Taxes	$23,114	$21,449	$69,702	$60,200

15.    Subsequent Event

On July 26, 2005, the Company acquired the Power and Data Transmission Group of the Kaydon Corporation for $72,400, which is being financed with credit facility borrowings. This business manufactures electric and fiber-optic slip rings for industrial products, underwater applications and for European defense. This acquisition will help the Company reach new markets and will complement its existing line of products within Components. Annual sales for this business are approximately $40,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 25, 2004 and its quarterly reports on Form 10-Q for the quarters ended March 26, 2005 and December 25, 2004. All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

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

Revenue under long-term contracts, representing approximately one-third of our sales, is recognized using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is associated with the Aircraft Controls and Space and Defense Controls segments due to the long term contractual  nature of the business activities, with the exception of their respective aftermarket activities. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is associated with the Industrial Controls and Components segments, as well as with aftermarket activity.

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

Challenges facing us include improving shareholder value through increased profitability while experiencing pricing pressures from customers, strong competition and increases in costs, such as health care, retirement and corporate governance costs. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality.

Subsequent Events

On July 6, 2005, we signed an agreement to acquire FCS Control Systems for €38 million, which will be primarily financed with existing cash in Europe. FCS Control Systems is a business that produces high-fidelity electromechanical and electrohydraulic flight and vehicle simulation equipment and structural test systems for aerospace and automotive applications. This acquisition will expand our market for simulators in Europe and enhance our line of control loading actuation systems. Annual sales are approximately $30 million. We expect to close this acquisition in mid-August.

On July 26, 2005, we acquired the Power and Data Transmission Group of the Kaydon Corporation for $72.4 million, which is being financed with credit facility borrowings. This business manufactures electric and fiber-optic slip rings for industrial products, underwater applications and for European defense. This acquisition will help us reach new markets and will complement our existing line of products within Components. Annual sales for this business are approximately $40 million.

Acquisitions

In the second quarter of 2005, we acquired an industrial systems engineering business and a commercial aircraft repair business. We expect incremental annual sales of approximately $5 million from these businesses.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK
	Three Months Ended		Nine Months Ended
(dollars in millions)	June 25,	June 30,	June 25,	June 30,
	2005	2004	2005	2004
Net sales	$266.0	$238.7	$770.6	$698.7
Gross margin	31.8%	30.5%	31.3%	30.5%
Research and development expenses	$11.9	$7.7	$31.0	$22.0
Selling, general and administrative expenses
as a percentage of sales	17.5%	17.1%	17.0%	17.4%
Interest expense	$3.5	$2.9	$9.4	$8.9
Effective tax rate	28.0%	31.0%	32.0%	31.0%
Net earnings	$16.7	$14.8	$47.4	$41.5

Net sales increased 11% in the third quarter of 2005 from the third quarter of 2004 and 10% in the first nine months of 2005 from the first nine months of 2004. Sales increased in each of our segments.

Our gross margin improved in the third quarter of 2005 from the same quarter last year, due primarily to higher volume. Our gross margin also improved in the first nine months of 2005 from the first nine months of 2004 due to the higher level of sales. In addition, our margin was low in Space and Defense Controls in the first quarter of 2004 due to a $1.8 million contract loss reserve established for the recall and repair of attitude control valves used on satellites. We were also negatively impacted in the first quarter of 2004 by the sale of inventory that included a $1.8 million step up to fair value as part of our acquisition of the Poly-Scientific division of Litton Systems, Inc., a Northrop Grumman subsidiary, on September 30, 2004. These factors were partially offset by a $1.8 million favorable scope change adjustment on a business jet development contract in the first quarter of 2004.

Our gross margin can also be influenced by additions to contract loss reserves. In the third quarter of 2005, we recorded $2.3 million of additions to contract loss reserves compared to $4.2 million in the third quarter of 2004. The lower level of additions to contract loss reserves relates to lower additions needed for business jet development contracts and no additions needed for the Joint Common Missile program in 2005. In the first nine months of 2005, we recorded $10.1 million of additions to contract loss reserves compared to $11.4 million in the first nine months of 2004. The higher level of additions to contract loss reserves in the first nine months of 2004 primarily relates to reserves that were required for the recall and repair of attitude control valves used on satellites and on the Joint Common Missile program.

Research and development expenses increased in the third quarter and first nine months of 2005, predominantly related to increasing development activities on Boeing's next generation commercial aircraft, the 787 Dreamliner, and the X-47 unmanned combat aerial vehicle.

Selling, general and administrative expenses as a percentage of sales were higher in the third quarter of 2005 compared to the third quarter of 2004, related primarily to higher personnel costs, selling and marketing efforts including the Paris Air Show, tax consulting and Sarbanes-Oxley compliance costs. However, selling, general and administrative expenses as a percentage of sales were lower in the first nine months of 2005 compared to the first nine months of 2004, largely as a result of lower bid and proposal costs on Boeing's 787. Our bid and proposal efforts on the 787 were substantial through the second quarter of 2004 and our costs have since shifted to research and development on this program.

Interest expense was higher in the third quarter of 2005 compared to the third quarter of 2004. The higher level of interest expense relates to higher interest rates primarily associated with our public offering of $150 million of 6¼% senior subordinated notes due 2015 that we closed on January 10, 2005. We used the net proceeds to repay indebtedness under our bank credit facility. Interest expense was also higher in the first nine months of 2005 compared to 2004, as increases from higher interest rates, including the effect of the senior subordinated notes, were offset by lower levels of debt.

Our effective tax rate was lower in the third quarter of 2005 compared to the third quarter of 2004 due to additional research and development tax credits associated with amended U.S. tax returns filed in the third quarter of 2005. However, our effective tax rate was higher in the first nine months of 2005 compared to the same period one year ago due to higher foreign tax rates and reduced export tax benefits.

Net earnings increased 12% and diluted earnings per share increased 14% in the third quarter of 2005 compared to the third quarter of 2004. Net earnings and diluted earnings per share both increased 14% in the first nine months of 2005 compared to the first nine months of 2004. Weighted-average shares outstanding were lower in 2005 compared to 2004 primarily as a result of our Stock Employee Compensation Trust's purchase of outstanding Class B Common Stock in the third quarter of 2004.

2005 Outlook - We expect net sales in 2005 to increase by 10% over 2004 to $1,035 million. Sales are expected to increase in each of our segments, with increases of $36 million in Industrial Controls, $26 million in Aircraft Controls, $25 million in Components and $9 million in Space and Defense Controls. We expect our operating margin to increase to 11.9% in 2005. Compared to 2004, our consolidated operating margin in 2005 is expected to be positively impacted by Space and Defense Controls and Components and, to a lesser extent, Industrial Controls, while the operating margin in Aircraft Controls is expected to decline as a result of our research and development efforts on the Boeing 787 program. Interest expense is expected to increase to $14 million in 2005 from $11 million in 2004 as a result of the higher costs associated with the January 2005 sale of $150 million of 6¼% senior subordinated notes. The effective tax rate is expected to increase to 32.0% in 2005 from 31.4% in 2004 primarily related to reduced foreign tax benefits. Net earnings are expected to increase 12% to $64.3 million. Diluted earnings per share are expected to increase 12% to $1.63.

2006 Outlook - We expect net sales in 2006 to increase by between 12% and 14% over 2005 to within a range of $1,162 million to $1,182 million, with growth being generated from each of our segments. The larger expected increases are $45 million in Components, of which 80% relates to the acquisition of the Power and Data Transmission Group of the Kaydon Corporation, and $26 million in Aircraft Controls primarily related to rebounding commercial aircraft sales. We expect our operating margin to be approximately 12%, fairly consistent with the 11.9% we expect in 2005. Interest expense is expected to increase to $19 million in 2006 as a result of higher borrowings associated with the 2005 business acquisitions. The effective tax rate is expected to be 32.5% in 2006, up slightly from 32.0% in 2005. Net earnings are expected to increase by between 10% and 16% over 2006 to within a range of $71.0 million to $74.4 million. Diluted earnings per share are expected to increase by 10% to 15% to within a range of $1.79 to $1.87.

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

Aircraft Controls
	Three Months Ended		Nine Months Ended
(dollars in millions)	June 25,	June 30,	June 25,	June 30,
	2005	2004	2005	2004
Net sales - military aircraft	$73.6	$69.2	$217.1	$210.3
Net sales - commercial aircraft	39.8	33.2	111.5	96.4
	$113.4	$102.4	$328.6	$306.7
Operating profit	$15.6	$15.0	$45.7	$47.6
Operating margin	13.7%	14.7%	13.9%	15.5%
Backlog	$228.5	$227.8	$228.5	$227.8

Net sales in Aircraft Controls increased 11% in the third quarter of 2005 from the third quarter of 2004, driven by increases within both commercial and military aircraft. The largest increase within military aircraft was a $6 million increase on F-15 Eagle subassemblies for Japan. Other military aircraft increases included $2 million for original equipment for Korea on the F-15 Eagle, $2 million for activity on the F-35 Joint Strike Fighter, and $1 million on the new Airbus A400M program. These military aircraft increases were partially offset by a $6 million decrease on the V-22 Osprey as our sales in 2004 included the replacement of swashplate actuators in accordance with the customer's specifications, and a $2 million decrease in aftermarket activity. Within commercial aircraft, aftermarket sales increased $4 million, and Boeing OEM and Airbus sales each increased $1 million.

Net sales in Aircraft Controls increased 7% in the first nine months of 2005 from the first nine months of 2004, driven by increases within both commercial and military aircraft. Military aircraft increases included $10 million on the F-15 in Japan, $5 million on the Indian Light Combat Aircraft due to strong first quarter sales in part related to a new order, $4 million on the F-15 in Korea, $3 million on the Black Hawk, $3 million on the A400M and $2 million in aftermarket. These military aircraft increases were partially offset by a $10 million decrease on the V-22, $6 million on the F-35 related to a lower level of activity as we shift from design and development towards integration testing, and a $4 million decrease on the F/A-18E/F fighter, for which we had increased shipments to satisfy demand at Boeing for our hardware last year. Commercial aircraft sales increased $7 million for aftermarket, $3 million for Boeing OEM and $2 million for Airbus.

Our operating margin for Aircraft Controls decreased in the third quarter and first nine months of 2005 from the same periods of 2004. The lower margin in the third quarter of 2005 primarily relates to research and development costs incurred related to the Boeing 787 program. The decrease in our operating margin for the first nine months of 2005 reflects higher research and development costs in addition to a scope change adjustment for a negotiation on a business jet development program, which had a favorable impact on our operating margin in the first quarter of 2004.

Twelve-month backlog for Aircraft Controls remained consistent from June 30, 2004 to June 25, 2005. Orders for the F-15 Eagle and commercial aircraft increased, but these increases were partially offset as we have worked down our backlog on the F-35 Joint Strike Fighter that is transitioning into the integration testing phase of the program.

2005 Outlook for Aircraft Controls - We expect net sales in Aircraft Controls to increase by 6% to $438 million in 2005 from $412 million in 2004. Commercial aircraft sales are expected to increase by $19 million to $148 million and military aircraft sales are expected to increase by $7 million to $290 million. We expect commercial aircraft sales to increase for aftermarket and as Boeing OEM sales rebound from the low levels we experienced in 2004. We expect military aircraft sales to increase due to strong orders for subassemblies on the F-15 in Japan and on the Indian LCA, offset by lower sales on the V-22. We expect our operating margin to decrease to 14.2% in 2005 from 15.4% in 2004, reflecting our research and development efforts on the Boeing 787 program in addition to the favorable scope change negotiation on a business jet development program in 2004.

2006 Outlook for Aircraft Controls - We expect net sales in Aircraft Controls to increase by 6% to $464 million in 2006, as commercial aircraft sales increase by $33 million and military aircraft sales decrease by $7 million. The expected increase in commercial aircraft sales relates to continuing growth in Boeing OEM sales and the ramp up of our business jet production activity. The expected decrease in military aircraft sales relates to reductions in F-15 deliveries and decreases on other fighter aircraft programs, such as the F-16, F-18 and Indian LCA, offset partially by an increase in aftermarket.

Space and Defense Controls
	Three Months Ended		Nine Months Ended
(dollars in millions)	June 25,	June 30,	June 25,	June 30,
	2005	2004	2005	2004
Net sales	$30.8	$30.7	$94.9	$85.5
Operating profit	$1.5	$1.4	$8.2	$2.1
Operating margin	5.0%	4.7%	8.6%	2.5%
Backlog	$104.6	$89.3	$104.6	$89.3

Net sales in Space and Defense Controls were consistent in the third quarters of 2005 and 2004. Sales of controls for satellites increased by $3 million related to orders for military satellites and sales increased by lesser amounts in tactical missiles, missile defense and strategic missile programs. These increases were offset by a $5 million decrease in sales of defense controls related to the timing of shipments on a variety of military ground vehicle programs, particularly in Europe. For the first nine months of 2005 compared to 2004, sales in Space and Defense Controls increased as sales of controls for satellites increased $13 million related to military satellite programs, offset by a $3 million decrease in sales of defense controls.

Our operating margin for Space and Defense Controls improved slightly in the third quarter of 2005 over the third quarter of 2004. Our operating margin for Space and Defense Controls increased significantly in the first nine months of 2005 from the first nine months of 2004. Increased volume, most notably on mechanisms for military satellite programs, and a $1.8 million contract loss reserve established in the first quarter of 2004 for the recall and repair of attitude control valves used on satellites, was responsible for the improved operating margins in the first nine months of 2005.

Twelve-month backlog for Space and Defense Controls was higher at June 25, 2005 compared to June 30, 2004, primarily reflecting strong orders on tactical and strategic missile programs and for defense controls.

2005 Outlook for Space and Defense Controls - We expect sales in Space and Defense Controls to increase to $125 million in 2005 from $116 million in 2004. The increase primarily relates to work on military satellite programs, although this activity is expected to slow down in the fourth quarter of 2005. We expect our operating margin to improve to 8.7% in 2005 from 2.8% in 2004, reflecting a higher level of sales of controls for military satellites and the absence of recall and repair efforts and the loss reserve for the Joint Common Missile program that we had in 2004.

2006 Outlook for Space and Defense Controls - We expect sales in Space and Defense Controls to increase 7% to $133 million in 2006. The expected increase in sales is driven by higher sales of defense controls and controls on tactical missiles. Sales for controls on tactical missiles are increasing related to a new order for Maverick fin controls, the resumption of the production on the TOW missile and the completion of production on the current order for the VT-1. These increases will be partially offset by a decrease in sales of controls for satellites as we complete most of our work near the end of 2005 on the military satellite programs that have contributed to our sales growth in 2005. We expect that our operating margin in 2006 will approximate the level achieved in 2005.

Industrial Controls
	Three Months Ended		Nine Months Ended
(dollars in millions)	June 25,	June 30,	June 25,	June 30,
	2005	2004	2005	2004
Net sales	$81.4	$72.4	$235.1	$209.3
Operating profit	$8.2	$6.3	$21.0	$17.7
Operating margin	10.1%	8.7%	8.9%	8.4%
Backlog	$81.3	$70.8	$81.3	$70.8

Net sales in Industrial Controls increased 13% in the third quarter and 12% in the first nine months of 2005 from the same periods of 2004. In the third quarter, the largest component of our sales growth was in heavy industry, where we supply gauge controls for steel mills, as growth continues in China. Our sales also increased in controls for turbines, mostly in Asia, in simulators, mostly in the United States, and in controls for plastics making machinery. Our sales of controls for plastics making machinery increased despite a slowdown in incoming orders in Asia for injection molding machines that produce CDs and DVDs, due to incremental sales from the second quarter acquisition of an industrial systems engineering business. In the first nine months of 2005, our sales increased in these same markets in addition to increases in aftermarket sales and sales of controls for material testing and material handling. Real growth accounted for approximately two-thirds of the increase in sales for the third quarter and first nine months of the year, while the effect of stronger foreign currencies relative to the U.S. dollar accounted for the remaining increase in sales.

Our operating margins for Industrial Controls in the third quarter and first nine months of 2005 improved over the same periods in 2004 due to increased volume and product mix.

The higher level of twelve-month backlog for Industrial Controls at June 25, 2005 compared to one year ago relates in part to strong orders in heavy industry and material testing markets.

2005 Outlook for Industrial Controls - We expect our net sales in Industrial Controls to increase 13% to $317 million in 2005. Sales increases are expected in nearly every major product line, most notably for turbines, simulators for military flight training and heavy industry. Sales will also increase due to acquisitions of an industrial systems engineering business in the second quarter and of FCS Controls Systems, which is expected to close during the fourth quarter. We expect our operating margin to be 9.0% in 2005, a slight improvement over 8.6% in 2004.

2006 Outlook for Industrial Controls - We expect our net sales in Industrial Controls to increase between 15% and 21% over 2005 to within a range of $365 million to $385 million, an increase of $48 million to $68 million. Incremental sales from the acquisition of FCS are expected to be $32 million. Without the impact of the acquisitions, sales are forecasted to increase by 8% despite a stronger U.S. dollar relative to foreign currencies. Increases are also anticipated within most of the industrial markets we serve, with the larger increases expected in the sale of controls for material test and plastics making machinery. We expect our operating margin to be 9% to 10% in 2006, reflecting higher sales volume.

Components
	Three Months Ended		Nine Months Ended
(dollars in millions)	June 25,	June 30,	June 25,	June 30,
	2005	2004	2005	2004
Net sales	$40.3	$33.1	$112.0	$97.1
Operating profit	$5.9	$4.7	$15.6	$11.4
Operating margin	14.6%	14.1%	13.9%	11.7%
Backlog	$58.4	$51.4	$58.4	$51.4

Net sales in Components increased 22% in the third quarter and 15% in the first nine months of 2005 from the same periods of 2004. The third quarter sales increase relates to products used in medical applications, including fiber optic slip rings used in CT scan equipment and brushless DC motors used in sleep apnea equipment, and components used in applications for defense controls. In addition to stronger sales in medical markets, sales increased for slip rings and electric motors used in other industrial applications and products on military aircraft in the first nine months of 2005.

Our operating margin in Components increased in the third quarter and first nine months of 2005 compared to the third quarter and first nine months of 2004. The third quarter improvement reflects higher sales volume. The improvement in the first nine months of 2005 also resulted from a $1.8 million charge in the first quarter of 2004 for the step-up in inventory as part of acquisition accounting that did not affect any other quarters.

Twelve-month backlog for Components was higher at June 25, 2005 compared to June 30, 2004 reflecting strong orders on military aircraft and space and defense programs.

2005 Outlook for Components - We expect net sales in Components to increase 19% to $155 million in 2005 from $130 million in 2004. We anticipate a $5 million increase from the acquisition of the Power and Data Transmission Group of the Kaydon Corporation in 2005. We also expect industrial sales to increase from higher demand for our products used on medical equipment and expect sales of space products and defense controls to increase. Our operating margin is anticipated to increase to 13.8% in 2005 from 12.0% in 2004, due to 2004's operating profit including $1.8 million of costs for the step-up in inventory as part of acquisition accounting, as well as higher volume in 2005.

2006 Outlook for Components - We expect net sales in Components to increase 29% to $200 million in 2006 from $155 million in 2005, including an increase of $36 million related to the acquisition of the Power and Data Transmission Group of the Kaydon Corporation. Sales for our core business are expected to increase in defense controls, for which we expect increased deliveries of fiber-optic modems to the Egyptian Army. We expect operating margins to decline to 13.2% in 2006, reflecting lower margins associated with the acquired business as a result of first year purchase accounting adjustments.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
(dollars in millions)	June 25,	June 30,
	2005	2004
Net cash provided (used) by:
Operating activities	$76.0	$90.1
Investing activities	(30.9)	(171.3)
Financing activities	(26.6)	47.8

Cash flow from operations and available borrowing capacity provide us with resources needed to run our operations, continually invest in our business and take advantage of acquisition opportunities as they may arise.

Operating activities

Net cash provided by operating activities decreased in the first nine months of 2005 from the first nine months of 2004. The majority of the decrease relates to higher working capital requirements associated with stronger sales in the third quarter of 2005 compared to the third quarter of 2004.

Investing activities

Net cash used by investing activities consists of $27 million of capital expenditures and $5 million paid for two small acquisitions in 2005. In the second quarter of 2005, we acquired an industrial systems engineering business and a commercial aircraft repair business. Capital expenditures were $25 million in the first nine months of 2004, including $4 million of assets acquired under capital leases. Net cash used by investing activities in 2004 also included the acquisition of Poly-Scientific for $152 million.

Financing activities

Net cash used by financing activities in the first nine months of 2005 primarily consists of paydowns of borrowings as a result of strong operating cash flows. On January 10, 2005, we completed the sale of $150 million aggregate principal amount of senior subordinated notes due 2015 with a coupon interest rate of 6¼%, with interest paid semiannually. We used the net proceeds to repay indebtedness under our U.S. credit facility. Cash provided by financing activities in 2004 included financing a portion of the Poly-Scientific acquisition with $80 million of borrowings on the credit facility.

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

Our largest credit facility is our U.S. facility that consists of a $75 million term loan and a $315 million revolver that had outstanding balances of $41 million and $83 million, respectively, at June 25, 2005. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which is currently 125 basis points. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million. The credit facility is secured by substantially all of our U.S. assets.

The U.S. credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $265 million at June 25, 2005. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $50 million in any one fiscal year. Adjusted EBITDA is defined in the agreement as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. At June 25, 2005, we were in compliance with all covenants.

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

At June 25, 2005, we had $237 million of unused borrowing capacity, including $213 million from the U.S. credit facility after considering standby letters of credit.

Total debt to capitalization was 36% at June 25, 2005 compared to 40% at September 25, 2004.

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

The military aircraft market is dependent on military spending for development and production programs. Military spending is expected to remain strong over the next few years. Production programs are typically long-term in nature, offering greater predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the F/A-18E/F Super Hornet, F-35 Joint Strike Fighter and V-22 Osprey. These and other government programs can be reduced, delayed or terminated. The large installed base of our products leads to attractive aftermarket sales and service opportunities. Aftermarket revenues are expected to continue to grow, due to a number of scheduled military retrofit programs and increased flight hours resulting from increased military activity.

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

CRITICAL ACCOUNTING POLICIES

As of the beginning of 2005, we updated our pension assumption for mortality. For our U.S. defined benefit pension plans, representing 81% of our consolidated projected benefit obligation at the end of 2004, we are now using the 2000 mortality table. This change in the mortality table increases annual pension costs by approximately $1.7 million and, in combination with a decrease in the discount rate assumption to 6.0% in 2005 from 6.5% in 2004 and increased amortization costs associated with prior year actuarial losses, will increase defined benefit pension expense by $5 million to $22 million in 2005 compared with 2004.

Other than pension assumptions, there have been no other changes in critical accounting policies in the current year from those disclosed in our 2004 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 R (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS No. 123(R) is effective for public companies (excluding small business issuers) at the beginning of the next fiscal year beginning after June 15, 2005. Upon adoption, all prior years for which SFAS No. 123 was effective may be, but are not required to be, restated. Based on options outstanding at June 25, 2005, we expect that diluted earnings per share will be negatively impacted by approximately $.05 per share for 2006.

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

In October 2004, President Bush signed the American Job Creation Act of 2004, which contains provisions related to the distribution of the earnings of foreign subsidiaries. We have finished our analysis of the foreign dividend repatriation provisions in the American Job Creation Act of 2004 and concluded that it is not advantageous for us to effect such dividend payment.

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

Part II. OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)     The following table summarizes the Company's purchases of its common stock for the quarter ended June 25, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)

March 26, 2005 -
April 30, 2005	18,167	$29.24	N/A	N/A
May 1-31, 2005	8,332	$30.25	N/A	N/A
June 1-25, 2005	27,500	$31.05	N/A	N/A
Total	53,999	$30.32	N/A	N/A

(1)

The issuer's purchases during the periods covered by this report represent purchases of shares from the Moog Inc. Savings and Stock Ownership, which includes the purchase of 1,667 shares in April and 8,000 shares in June at $28.50 per share and $30.81 per share, respectively, into the SECT.

(2)

In connection with the exercise and vesting of stock options, the Company from time to time accepts delivery of shares to pay the exercise price of employee stock options. The Company does not otherwise have any plan or program to purchase its common stock.

Item 6. Exhibits
(a)	Exhibits
	10.1	Stock Purchase Agreement with Kaydon Corporation and two of its affiliates, dated July 26, 2005.

	10.2	Modification No. 5 Regarding Amended and Restated Loan Agreement among Certain Lenders, HSBC Bank USA, National Association, as Agent and Moog Inc.

	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
(Registrant)

Date: August 4, 2005	By	/s/ Robert T. Brady
Robert T. Brady
Chairman
Chief Executive Officer

Date: August 4, 2005	By	/s/ Robert R. Banta
Robert R. Banta
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2005	By	/s/ Donald R. Fishback
Donald R. Fishback
Controller
(Principal Accounting Officer)

Exhibit Index

10.1	Stock Purchase Agreement with Kaydon Corporation and two of its affiliates, dated July 26, 2005.

10.2	Modification No. 5 Regarding Amended and Restated Loan Agreement among Certain Lenders, HSBC Bank USA, National Association, as Agent and Moog Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.