Form 10-K
MOOG INC
filed 2005-12-07
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes                No   X

The aggregate market value of the Common Stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the Common Stock on the New York Stock Exchange on March 26, 2005, the last business day of the registrant's most recently completed second quarter, was approximately $1,000 million.

The number of shares of Common Stock outstanding as of the close of business on November 30, 2005 was:

Class A 34,424,389; Class B 4,255,466.

Portions of the 2005 Proxy Statement to Shareholders ("2005 Proxy") are incorporated by reference into Part II and Part III of this Form 10-K.

MOOG INC.
FORM 10-K INDEX
PART I	PAGE
Item 1 - Business	35-42
Item 2 - Properties	43
Item 3 - Legal Proceedings	43
Item 4 - Submission of Matters to a Vote of Security Holders	43

PART II
Item 5 - Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43
Item 6 - Selected Financial Data	44
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations	45-54
Item 7A - Quantitative and Qualitative Disclosures About Market Risk	54
Item 8 - Financial Statements and Supplementary Data	55-74
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75
Item 9A - Controls and Procedures	75
Item 9B - Other Information	75

PART III
Item 10 - Directors and Executive Officers of the Registrant	75
Item 11 - Executive Compensation	75
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75
Item 13 - Certain Relationships and Related Transactions	75
Item 14 - Principal Accountant Fees and Services	75

PART IV
Item 15 - Exhibits and Financial Statement	75-79
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

All references to years in this report are to fiscal years.

Item 1. Business.

Description of the Business. Moog is a leading worldwide designer and manufacturer of high performance, precision motion and fluid controls and control systems for a broad range of applications in aerospace, defense and industrial markets. We operate in four principal business segments: Aircraft Controls, Space and Defense Controls, Industrial Controls and Components.

Comparative segment revenues, operating profits and related financial information for 2005, 2004 and 2003 are provided in Note 15 of Item 8, Financial Statements and Supplementary Data, on pages 69 through 71 of this report.

Aircraft Controls. Our largest segment is Aircraft Controls. This segment generates revenues from three major markets: military aircraft, commercial aircraft and aftermarket support. Moog differentiates itself in these markets by offering a complete range of technologies, system integration and unparalleled customer service.

We design, manufacture and integrate primary and secondary flight controls for military and commercial aircraft. Our systems control large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft. Major factors influence the sales volume and margins in these markets, including whether the programs that we are working on are development or production and the number of new aircraft being built.

Typically, development programs require concentrated periods of research and development by our engineering teams and involve design, development, testing and integration. Production programs are generally long-term manufacturing efforts that extend for as long as the aircraft builder receives new orders. Margins are better on production programs because more consistent shipment rates create efficiencies. Revenues on production programs usually exhibit predictable trends driven by the demand for new aircraft.

We are currently working on several large development programs including the F-35 Joint Strike Fighter, Indian Light Combat Aircraft, Boeing's 787 Dreamliner, Airbus A400M and two unmanned aerial vehicles, the X-45 and X-47. The F-35 is the largest of these programs. The 787 and the A400M programs began design and development in 2004.

Our large military production programs include the F/A-18E/F Super Hornet, F-15 Eagle and the V-22 Osprey. Our large commercial production programs include the full line of Boeing 7-series aircraft.

Aftermarket support is the result of our original equipment heritage. With our equipment flying on active aircraft around the world, we support the major commercial airlines globally, various U.S. government agencies and many of the U.S.'s overseas allies. This part of our business is partially affected by hours flown for commercial transports and by hours flown and environmental factors for military aircraft. However, the largest factor in our after-market business is our ability to respond to customers' needs for rapid turnaround times and their desire for factory warranted parts and repairs.

Space and Defense Controls. Space and Defense Controls has the longest heritage, beginning in 1951. Today, there are several important markets that generate segment revenues such as satellites and space vehicles, launch vehicles, tactical and strategic missiles, missile defense and defense controls. Moog differentiates itself in these markets by having unique competence in the most difficult applications, complex motion and fluid control systems technology, innovative design and comprehensive project management.

For the commercial and military satellite markets, we design, manufacture and integrate chemical and electric propulsion systems and space flight motion controls. Launch vehicles and missiles use our steering and propulsion controls, and the Space Station uses our couplings, valves and actuators. We design and build steering and propulsion controls for tactical and strategic missile programs, including VT-1, Hellfire and TOW. We supply valves on the final stage kill vehicle used in the U.S. National Missile Defense development initiative. We design and manufacture systems to position gun barrels and automatically load ammunition on military vehicles.

Various factors influence the markets within Space and Defense Controls. Commercial satellites and launchers are driven by the viability of telecommunications companies, their need for capacity and the age and condition of their existing satellites. Orders for military satellites and launchers depend on the need for bandwidth. Tactical and strategic missile production depends on customer inventory levels. The Space Station, Space Shuttle and space vehicles depend on relevant funding from NASA. Defense controls revenues are driven mostly by German, Scandinavian and Asian-Pacific military spending.

Industrial Controls. Industrial Controls is a diverse segment, serving customers around the world and in many markets. Six major markets, plastics making machinery, power generating turbines, metal forming, heavy industry, material test and simulation, generate over half of total sales in this segment. Moog differentiates itself in industrial markets by providing performance-based, customized products and systems, process expertise, best-in-class products in every leading technology and superior aftermarket support. As a result of the acquisition of FCS Control Systems in August 2005, we have enhanced our position in the simulators and automotive test markets, and entered into the aerospace test markets.

For the plastics making machinery market, we design, manufacture and integrate systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. In the power generation turbine market, we design, manufacture and integrate complete control assemblies for fuel, steam and variable geometry control applications that include wind turbines. Metal forming markets use our designed and manufactured systems that provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses our high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. For the material test markets, we supply controls for automotive testing, structural testing and fatigue testing. Our hydraulic and electromechanical motion simulation bases are used for the flight simulation and training markets. Other markets include material handling and testing, auto racing, carpet tufting, paper mills and lumber mills.

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

Components. Many of the same markets, including military and commercial aerospace, defense controls and industrial applications, that drive sales in our other segments affect Components. In addition, Components serves two medical equipment markets. As a result of the acquisition of the Power and Data Technologies Group of the Kaydon Corporation in July 2005, we entered into the market for highly specialized marine applications.

This segment's three largest product categories, slip rings, fiber optic rotary joints and motors, serve broad markets. Slip rings and fiber optic rotary joints use sliding contacts and optical technology to allow unimpeded rotation while delivering power and data across a rotating interface. They come in a range of sizes that allow them to be used in many applications that include diagnostic imaging, particularly CT scan medical equipment featuring high-speed data communications, de-icing and data transfer for rotorcraft, forward-looking infrared camera installations, radar pedestals, material handling, surveillance cameras, packaging and robotics.

Motors designed and manufactured by Components are used in equally broad-based markets, many of which are the same as for slip rings. For the medical pump and blower market, and particularly sleep apnea equipment, Components designs and manufactures a series of miniature brushless motors that provide extremely low noise and reliable long life operation. Industrial markets use our motors for material handling, fuel cells and electric pumps. Military applications use our motors for gimbals, missiles and radar pedestals.

Components has several other product lines including electromechanical actuators for military, aerospace and commercial applications, fiber optic modems that provide electrical-to-optical conversion of communication and data signals, avionic instrumentation, optical switches and resolvers.

Continuous demand for product innovation in the medical equipment, homeland security, aircraft protection, undersea installations, navigation systems and industrial machinery markets influence Components. Recent product innovation has resulted in lighter and smaller motors and increases in fiber optic bandwidth for CT scans. Other opportunities for growth will come from this segment's penetration of international markets as it increasingly collaborates with our international sales engineers in the European and Pacific regions.

Distribution. Our sales and marketing organization consists of individuals possessing highly specialized technical expertise. This expertise is required in order to effectively evaluate a customer's precision control requirements and to facilitate communication between the customer and our engineering staff. Our sales staff is the primary contact with customers. Manufacturers' representatives are used to cover certain domestic aerospace markets. Distributors are used selectively to cover certain industrial markets.

Industry and Competitive Conditions. We experience considerable competition in aerospace, defense and industrial markets.

In Aircraft Controls, principal competitors include Parker Hannifin, Nabtesco, Smiths Industries, Goodrich, Liebherr, HR Textron, Curtiss-Wright and Hamilton Sundstrand. In Space and Defense Controls, principal competitors include Honeywell, HR Textron, Parker Hannifin, MPC, Goodrich, Vacco, Valvetech, Marotta, Ketema, Valcor, Aeroflex, Starsys, Snecma and ESW. In Industrial Controls, principal competitors include Bosch Rexroth, Eaton Vickers, Danaher, Parker Hannifin and Hydraudyne. In Components, principal competitors include Danaher, Faulhaber, Penn Engineering, MPC, Axsys, Schleifring, Airflyte, Smiths, Kearfott and Electro-Miniatures.

Competition in each market served is based upon design capability, product performance and life, service, price and delivery time. We believe we compete effectively on all of these bases.

Government Contracts. All U.S. Government contracts may be subject to termination at the election of the Government.

Backlog. Substantially all backlog will be realized as sales in the next twelve months. Also see the discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 45 of this report.

Raw Materials. Materials, supplies and components are purchased from numerous suppliers. We believe the loss of any one supplier, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.

Working Capital. See the discussion on operating cycle in Note 1 of Item 8, Financial Statements and Supplementary Data, on page 60 of this report.

Seasonality. Our business is generally not seasonal.

Patents. We own numerous patents and have filed applications for others. While the protection afforded by these patents is of value, we do not consider the successful conduct of any material part of our business to be dependent upon such protection. Our patents and patent applications, including U.S. and international patents, relate to electrohydraulic, electro-pneumatic and electromechanical actuation mechanisms and control valves, electronic control component systems and interface devices. We have trademark and trade name protection in major markets throughout the world.

Research Activities. Research and product development activity has been, and continues to be, significant to us. Research and development increased to $44 million in 2005 from $30 million in 2004. The increase in 2005 is a result of increasing development activities on Boeing's next generation commercial aircraft, the 787 Dreamliner. In 2005, research and development costs on the 787 totaled $13 million compared to less than $1 million in 2004.

Employees. On September 24, 2005, we employed 6,662 full-time employees, compared to 5,781 full-time employees on September 25, 2004.

Customers. Our customers fall into three groups, Original Equipment Manufacturers, or OEMs, that are customers of our aerospace and defense markets, OEM customers of our industrial business and aftermarket customers in all of our markets. Aerospace and defense OEM customers collectively represented 46% of 2005 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our OEM sales of industrial controls, which represented 33% of 2005 sales, are to a wide diversity of customers around the world and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our product applications. Our major aftermarket customers are the U.S. Government and the commercial airlines.

The Boeing Company represented approximately 11% of consolidated sales in 2005, including sales to Boeing Commercial Airplanes, which represented 3% of 2005 sales. Sales to Lockheed Martin were approximately 10% of sales. Sales arising from U.S. Government prime or subcontracts, including military sales to Boeing and Lockheed Martin, were approximately 34% of sales. Sales to these customers are made primarily through Aircraft Controls, Space and Defense Controls and Components.

International Operations. Operations outside the United States are conducted through wholly-owned foreign subsidiaries. Our international operations are located predominantly in Europe and the Asian-Pacific region. See Note 15 of Item 8, Financial Supplementary Data, on pages 69 through 71 of this report for information regarding sales by geographic area and Exhibit 21 of Item 15, Exhibits and Financial Statement Schedules, on page 77 of this report for a list of subsidiaries. Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.

Environmental Matters. See the discussion in Note 16 of Item 8, Financial Statements and Supplementary Data, on page 71 of this report.

Risks Related to our Industry.

The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles and domestic and foreign economic conditions and events. For example, demand for our industrial controls products is dependent upon several factors, including capital investment, product innovations, economic growth, cost-reduction efforts and technology upgrades. In addition, the commercial airline industry is highly cyclical and sensitive to fuel price increases, labor disputes and economic conditions. These factors could result in a reduction in the amount of air travel. A reduction in air travel would reduce orders for new aircraft for which we supply flight controls and for spare parts and services and reduce our sales. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or at all.

We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2005, sales under U.S. Government contracts represented 34% of our total sales, primarily within Aircraft Controls, Space and Defense Controls and Components. Sales to foreign governments represented 10% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in governmental expenditures may result in a reduction in the volume of contracts awarded to us. We may have resources applied to specific government contracts and, if any of those contracts were terminated, we may incur substantial costs redeploying these resources.

If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted. Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. Failure by our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and substantially impair our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers' needs and may have an adverse effect upon our profitability.

Our results of operations are affected by our fixed-price contracts. The nature of our business activities, primarily in Aircraft Controls and Space and Defense Controls, involves fixed-price contracts. Our contractual arrangements include customers' requirements for delivery of hardware and funded nonrecurring development work that we anticipate will lead to follow-on production orders.

Revenue representing 35% of 2005 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants' Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue on contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods.

Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. A significant change in an estimate on one or more contracts could have a material effect on our results of operations. For contracts with anticipated losses at completion, we establish a provision for the entire amount of the estimated remaining loss and charge it against income in the period in which the loss becomes known. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable.

For the year ended September 24, 2005, fixed-price contracts represented 76% of our sales that were accounted for using the percentage of completion, cost-to-cost method of accounting. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contacts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract's fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which could reduce our net sales and net earnings. Loss reserves are more common on fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customer's specifications.

Contracting in the defense industry is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment. Like all government contractors, we are subject to risks associated with this contracting. These risks include the potential for substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation. It could also result in our progress payments being withheld or our suspension or debarment from future government contracts.

If we are unable to adapt to technological change, demand for our products may be reduced. The technologies related to our products have undergone, and in the future may undergo, significant changes. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through customer-funded and internally funded research and development and through business acquisitions. In addition, our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or uncompetitive. Furthermore, our products could become unmarketable if new industry standards emerge. We may have to modify our products significantly in the future to remain competitive, and new products we introduce may not be accepted by our customers.

Our new product and research and development efforts may not be successful, which would result in a reduction in our sales and earnings. In the past, we have incurred, and we expect to continue to incur, expenses associated with research and development activities and the introduction of new products. For instance, we are currently incurring substantial development costs in connection with our work on the 787. We may experience difficulties that could delay or prevent the successful development of new products or product enhancements, and new products or product enhancements may not be accepted by our customers. In addition, the research and development expenses we incur may exceed our cost estimates, and new products we develop may not generate sales sufficient to offset our costs. If any of these events occur, our sales and profits could be adversely affected.

Risks Related to our Business.

The loss of Boeing or Lockheed Martin as a customer or a significant reduction in sales to either company would reduce our sales and earnings. Our largest customer is Boeing. We provide Boeing with controls for both military and commercial applications, which, in total, were 11% of our 2005 sales. Sales to Boeing's commercial airplane group were 3% of 2005 sales. These commercial sales are generally made under a long-term supply agreement through 2012. Our next largest customer is Lockheed Martin. Sales to Lockheed Martin were 10% of our 2005 sales. The loss of Boeing or Lockheed Martin as a customer or a significant reduction in sales to either company would significantly reduce our sales and earnings.

We operate in highly competitive markets with competitors who may have greater resources than we possess, which could reduce the volume of products we can sell and our operating margins. Many of our products are sold in highly competitive markets. Some of our competitors, especially in our industrial markets, are larger, more diversified corporations and have greater financial, marketing, production and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns. Our operations and financial performance will be negatively impacted if our competitors:

  develop products that are superior to our products;

  develop products that are more competitively priced than our products;

  develop methods of more efficiently and effectively providing products and services; or

  adapt more quickly than we do to new technologies or evolving customer requirements.

We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, quality of support after the sale, timeliness of delivery and effectiveness of the distribution organization. Maintaining and improving our competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and our distribution networks. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our operations and financial performance will suffer.

Our defined benefit pension plan contributions could substantially increase as a result of matters beyond our control. The level of contributions required to fund our defined benefit pension plans is significantly affected by matters outside our control, including the investment performance of the plan's assets and the level of market interest rates. Higher pension costs and increased cash funding requirements could occur in future years if actual plan investment performance or actual interest rate levels, among other matters, differ from the assumptions we used for these defined benefit plans.

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth and cause us to violate covenants in our bank credit facility. Goodwill and other intangible assets are a substantial portion of our assets. At September 24, 2005, goodwill was $378 million and other intangible assets were $25 million of our total assets of $1.303 billion. Our goodwill may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. A write-off of goodwill or other intangible assets could also cause us to violate covenants in our bank credit facility that require a minimum level of net worth. This could result in our being unable to borrow under the line of credit portion of our bank credit facility or being obliged to refinance or renegotiate the terms of our bank indebtedness.

Our sales and earnings growth may be reduced if we cannot implement our acquisition strategy. Acquisitions are a key part of our growth strategy. Our historical growth has depended, and our future growth is likely to depend, in large part, on our ability to implement successfully our acquisition strategy, and the successful integration of acquired businesses into our existing operations. We intend to continue to seek additional acquisition opportunities in accordance with our acquisition strategy, both to expand into new markets and to enhance our position in existing markets throughout the world. If we are unable to successfully identify suitable candidates, negotiate appropriate acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets, our sales and earnings growth would be reduced.

We may incur losses and liabilities as a result of our acquisition strategy. Growth by acquisition involves risks that could adversely affect our financial condition and operating results, including:

  diversion of management time and attention from our core business;

  the potential exposure to unanticipated liabilities;

  the potential that expected benefits or synergies are not realized and that operating costs increase;

  the risks associated with incurring additional acquisition indebtedness, including that additional indebtedness could limit our cash flow availability for operations and our flexibility;

  difficulties in integrating the operations and personnel of acquired companies;

  the potential impairment of a significant amount of intangible assets; and

  the potential loss of key employees, suppliers or customers of acquired businesses.

In addition, any acquisition, once successfully integrated, could negatively impact our financial performance if it does not perform as planned, does not increase earnings, or does not prove otherwise to be beneficial to us.

Our future growth and continued success is dependent on our key personnel. Our future success depends to a significant degree upon the continued contributions of our management team and technical personnel. The loss of members of our management team could have a material and adverse effect on our business. In addition, competition for qualified technical personnel in our industries is intense, and we believe that our future growth and success will depend on our ability to attract, train and retain such personnel.

Future terror attacks, war, or other civil disturbances could negatively impact our business. Continued terror attacks, war or other disturbances could lead to further economic instability and decreases in demand for commercial products, which could negatively impact our business, financial condition and results of operations. Terrorist attacks world-wide have caused instability from time to time in global financial markets and the aviation industry. In 2005, 15% of our net sales was related to commercial aircraft. The long-term effects of terrorist attacks on us are unknown. These attacks and the U.S. Government's continued efforts against terrorist organizations may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability.

Our operations in foreign countries expose us to political risks and adverse changes in local legal, tax and regulatory schemes. In 2005, 42% of our consolidated revenue was from customers outside of North America. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include, without limitation, the following:

  the possibility of unfavorable circumstances arising from host country laws or regulations;

  partial or total expropriation;

  potential negative consequences from changes to significant taxation policies, laws or regulations;

  changes in tariff and trade barriers and import or export licensing requirements;

  political or economic instability, insurrection, civil disturbance or war; and

  potential negative consequences from the requirements of partial local ownership of operations in certain countries.

Government regulations could limit our ability to sell our products outside the United States. In 2005, 15% of our sales were subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with the government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted.

Our facilities could be damaged by catastrophes which could reduce our production capacity and result in a loss of customers. We conduct our operations in facilities located throughout the world. Any of these facilities could be damaged by fire, floods, earthquakes, power loss, telecommunication and information systems failure or similar events. Our facilities in Southern California, Japan and the Philippines are particularly susceptible to earthquakes. These facilities accounted for 21% of our manufacturing, assembly and test capacity in 2005. Although we carry property insurance, including earthquake insurance and business interruption insurance, our inability to meet customers' schedules as a result of catastrophe may result in a loss of customers or significant additional costs such as penalty claims under customer contracts.

The failure of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products may necessitate a product recall. We include complex system design and components in our products that could contain errors or defects, particularly when we incorporate new technology into our products. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. We are also exposed to product liability claims. Our products are used in applications where their failure is likely to result in significant property loss and serious personal injury or death. We carry aircraft and non-aircraft product liability insurance consistent with industry norms. However, this insurance coverage may not be sufficient to fully cover the payment of any potential claim. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

Our international operations pose currency and other risks that may adversely impact sales and earnings. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations have sales to foreign customers. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. The translation of our sales in foreign currencies, primarily the euro, British pound and Japanese yen, to the U.S. dollar had a $12 million positive impact on sales for 2005 using average exchange rates for 2005 compared to average exchange rates for 2004 and a $29 million positive impact on sales for 2004 using average exchange rates for 2004 compared to average exchange rates for 2003.

Our operations are subject to environmental laws, and the cost of compliance with those laws may cause us to incur significant costs. Our operations and facilities are subject to numerous stringent environmental laws and regulations. Although we believe that we are in material compliance with these laws and regulations, future changes in these laws, regulations, or interpretations of them, or changes in the nature of our operations may require us to make significant capital expenditures to ensure compliance. We have been and are currently involved in environmental remediation activities, the cost of which may become significant depending on the discovery of additional environmental exposures at sites that we currently own or operate and at sites that we formerly owned or operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal.

Website Access to Information. Our internet address is www.moog.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and, if applicable, amendments to those reports available on the investor information portion of our website. The reports are free of charge and are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. We posted our corporate governance guidelines, board committee charters and code of ethics to the investor information portion of our website. This information is available in print to any shareholder upon request. All requests for these documents should be made to Moog's Manager of Investor Relations by calling (716) 687-4225.

Executive Officers of the Registrant. Other than Lawrence J. Ball and John B. Drenning, the principal occupations of our officers for the past five years have been their employment with us. John B. Drenning's principal occupation is partner in the law firm of Hodgson Russ LLP.

On January 14, 2005, Harold E. Seiffer was named Vice President and continues as Business Development Manager for Moog Europe. Previously he was General Manager of Moog GmbH.

On January 16, 2004, Lawrence J. Ball was named Vice President and General Manager of Components Group. His employment with Moog began on September 30, 2003, when we acquired the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. Previously he was Poly-Scientific's President, a position he assumed in 1996.

On February 7, 2002, Jay K. Hennig was named Vice President and continues as the Space and Defense Group's General Manager, a position he assumed in January 2001. Previously he was General Manager of Moog's Chatsworth Operations in California.

Executive Officers and Management	Age	Year First Elected Officer

Robert T. Brady
Chairman of the Board; President; Chief Executive Officer;
Director; Member, Executive Committee	64	1967

Richard A. Aubrecht
Vice Chairman of the Board; Vice President - Strategy and Technology;
Director; Member, Executive Committee	61	1980

Robert H. Maskrey (1)
Executive Vice President; Chief Operating Officer;
Director; Member, Executive Committee	64	1985

Robert R. Banta
Executive Vice President; Chief Financial Officer; Assistant Secretary;
Director; Member, Executive Committee	63	1983

Joe C. Green
Executive Vice President; Chief Administrative Officer;
Director; Member, Executive Committee	64	1973

Philip H. Hubbell (2)
Vice President - Contracts and Pricing	66	1988

Stephen A. Huckvale
Vice President	56	1990

Martin J. Berardi
Vice President	49	2000

Warren C. Johnson
Vice President	46	2000

Jay K. Hennig
Vice President	45	2002

Lawrence J. Ball
Vice President	51	2005

Harold E. Seiffer
Vice President	46	2004

Donald R. Fishback
Controller; Principal Accounting Officer	49	1985

Timothy P. Balkin
Treasurer	46	2000

John B. Drenning
Secretary	68	1989

(1)	Robert H. Maskrey retired from his position as Executive Vice President and Chief Operating Officer on October 1, 2005. His service as a Director continues.
(2)	Philip H. Hubbell will retire from his position as Vice President on December 1, 2005.

Item 2. Properties.

On September 24, 2005, the Company occupied 3,026,000 square feet of space in the United States and countries throughout the world, distributed by segment as follows:

		Square Feet
	Owned	Leased	Total
Aircraft Controls	940,000	262,000	1,202,000
Space and Defense Controls	213,000	140,000	353,000
Industrial Controls	500,000	448,000	948,000
Components	391,000	94,000	485,000
Corporate Headquarters	-	38,000	38,000
Total	2,044,000	982,000	3,026,000

Aircraft Controls has principal manufacturing facilities located in New York, California, Utah, England and the Philippines. Space and Defense Controls has primary manufacturing facilities located in New York, California and Germany. Industrial Controls has principal manufacturing facilities located in New York, Germany, Italy, Japan, Ireland, Luxembourg and Holland. Components has principal manufacturing facilities located in Virginia, North Carolina, Pennsylvania and Canada. The Company's corporate headquarters are located in East Aurora, New York.

The Company believes that its properties have been adequately maintained and are generally in good condition. The Company is expanding its manufacturing space at the low cost manufacturing site in the Philippines by approximately 40,000 square feet to support its expected future growth. Operating leases for properties expire at various times from 2006 through 2013. Upon the expiration of its current leases, the Company believes that it will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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

	Quarterly Stock Prices
Fiscal Year	Class A		Class B
Ended	High	Low	High	Low
September 24, 2005
1st Quarter	$31.40	$23.66	$31.33	$24.77
2nd Quarter	32.67	25.57	32.97	26.77
3rd Quarter	33.07	26.90	32.75	28.02
4th Quarter	33.76	28.60	33.70	28.80
September 25, 2004
1st Quarter	$23.00	$17.53	$22.67	$17.71
2nd Quarter	25.54	20.53	25.40	22.22
3rd Quarter	24.83	20.36	25.17	23.67
4th Quarter	25.67	22.77	25.40	23.33

The number of shareholders of record of Class A Common Stock and Class B Common Stock was 1,193 and 553, respectively, as of November 30, 2005.

Dividend restrictions are included in Note 7 of Item 8, Financial Statements and Supplementary Data, on page 64 of this report. The Company does not pay dividends on its Class A Common Stock or Class B Common Stock.

Information regarding securities authorized for issuance under the Company's equity compensation plans is incorporated by reference to the 2005 Proxy.

The following table summarizes the Company's purchases of its common stock for the quarter ended September 24, 2005.

Issuer Purchases of Equity Securities
				(d)
				Maximum
			(c)	Number (or
	(a)		Total Number	Approx. Dollar
	Total	(b)	of Shares	Value) of Shares
	Number	Average	Purchased as	that May Yet Be
	of Shares	Price	Part of Publicly	Purchased Under
	Purchased	Paid	Announced Plans	the Plans or
Period	(1)	Per Share	or Programs (2)	Programs (2)
June 26-July 31, 2005	-	-	N/A	N/A
Aug. 1-31, 2005	19,631	$30.61	N/A	N/A
Sept. 1-24, 2005	5,800	$30.67	N/A	N/A
Total	25,431	$30.62	N/A	N/A
(1)	The issuer's purchases during August and September represent the purchase of shares from the Moog Inc. Savings and Stock Ownership Plan.
(2)	In connection with the exercise and vesting of stock options, the Company from time to time accepts delivery of shares to pay the exercise price of employee stock options. The Company does not otherwise have any plan or program to purchase its common stock.

Item 6. Selected Financial Data.

For a more detailed discussion of 2003 through 2005, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on pages 45 through 54 of this report and Item 8, Financial Statements and Supplementary Data, on pages 55 through 74 of this report.

(dollars in thousands except per share data)	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)
RESULTS FROM OPERATIONS
Net sales	$1,051,342	$938,852	$755,490	$718,962	$704,378

Net earnings	$64,792	$57,287	$42,695	$37,599	$27,938

Net earnings per share (6)
Basic	$1.68	$1.48	$1.24	$1.13	$.95
Diluted	$1.64	$1.45	$1.22	$1.11	$.94

Weighted-average shares outstanding (6)
Basic	38,608,235	38,796,381	34,328,052	33,322,154	29,465,483
Diluted	39,498,834	39,592,224	34,860,206	33,825,591	29,812,763
FINANCIAL POSITION
Total assets	$1,303,327	$1,124,928	$991,580	$885,547	$856,541
Working capital	312,706	321,805	340,776	276,097	257,379
Indebtedness - senior	148,773	311,289	256,660	196,463	253,329
- senior subordinated	200,124	-	-	120,000	120,000
Shareholders' equity	521,037	471,656	424,148	300,006	235,828
Shareholders' equity per common share outstanding (6)	13.48	12.23	10.93	8.80	8.02
SUPPLEMENTAL FINANCIAL DATA
Capital expenditures	$41,188	$34,297	$28,139	$27,280	$26,955
Depreciation and amortization	36,207	35,508	29,535	25,597	31,693
Research and development	43,561	29,729	30,497	33,035	26,461
Twelve-month backlog	539,186	449,896	367,983	364,574	364,331
RATIOS
Net return on sales	6.2%	6.1%	5.7%	5.2%	4.0%
Return on shareholders' equity	12.8%	12.6%	12.5%	13.3%	12.2%
Current ratio	2.09	2.42	2.61	2.52	2.38
Total debt to capitalization (7)	40.1%	39.8%	37.7%	51.3%	61.3%
(1)	Includes the effects of the acquisition of the stock of the Power and Data Technologies Group of the Kaydon Corporation on July 26, 2005, the acquisition of the stock of FCS Control Systems on August 11, 2005 and the acquisition of an industrial systems engineering business and a commercial aircraft repair business in the second quarter of 2005. Also includes the effects of the issuance of the $200,000 senior subordinated notes, $150,000 on January 10, 2005 and $50,000 on September 12, 2005. See Notes 2 and 7 of the Consolidated Financial Statements at Item 8 of this report.
(2)	Includes the effects of the acquisition of the net assets of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, on September 30, 2003. See Note 2 to the Consolidated Financial Statements at Item 8 of this report.
(3)	Includes the effects of the redemption of the senior subordinated notes on May 1, 2003 and the Class A Common Stock offering completed in September 2003. See Note 11 to the Consolidated Financial Statements at Item 8 of this report.
(4)	Includes the effects of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," under which goodwill was no longer amortized beginning in 2002, the effects of the Class A Common Stock offering completed in November 2001 and the effects of the acquisition of the satellite and space product lines of the Electro Systems Division of Tecstar, Inc. and 81% of the stock of Tokyo Precision Instruments Co. Ltd.
(5)	Includes the effects of the acquisitions of the space valve business of PerkinElmer Fluid Sciences, the radial piston pump business of Robert Bosch GmbH, Whitton Technology, Vickers Electric Division and the remaining 25% minority interest of Hydrolux Sarl.
(6)	Share and per share data prior to the April 1, 2005 three-for-two split of the Company's Class A and Class B Common Stock have been restated.
(7)	Capitalization is the sum of total debt and shareholders' equity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We are a leading worldwide designer and manufacturer of high performance, precision motion and fluid controls and control systems for a broad range of applications in aerospace, defense and industrial markets. Our products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles and controls for positioning gun barrels and automatic ammunition loading for military combat vehicles. Our products are also used in a wide variety of industrial applications, including injection molding machines for the plastics markets, metal forming, power generating turbines, simulators used to train pilots and certain medical applications. We operate under four segments, Aircraft Controls, Space and Defense Controls, Industrial Controls and Components. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina and Pennsylvania, and in Germany, Italy, England, Japan, the Philippines, Ireland and India.

Revenue under long-term contracts, representing approximately one-third of our sales, is recognized using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is associated with the Aircraft Controls and Space and Defense Controls segments due to the long-term contractual nature of the business activities, with the exception of their respective aftermarket activities. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is associated with the Industrial Controls and Components segments, as well as with aftermarket activity.

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

Acquisitions

On August 11, 2005, we acquired FCS Control Systems for $46.7 million, which was financed primarily with existing cash in Europe. FCS Control Systems is a business that produces high-fidelity electromechanical and electrohydraulic flight and vehicle simulation equipment and structural test systems for aerospace and automotive applications. This acquisition will expand our market for simulators in Europe and enhance our line of control loading actuation systems within Industrial Controls. Annual sales for this business are approximately $30 million.

On July 26, 2005, we acquired the Power and Data Technologies Group of the Kaydon Corporation for $72.7 million, which was financed with credit facility borrowings. This business manufactures electric and fiber-optic slip rings for industrial products, underwater applications and for European defense. This acquisition will help us reach new markets and will complement our existing line of products within Components. Annual sales for this business are approximately $40 million.

In the second quarter of 2005, we acquired an industrial systems engineering business and a commercial aircraft repair business. Incremental annual sales from these businesses are approximately $5 million.

Three-for-Two Stock Splits

On April 1, 2005, we distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% stock distribution, to shareholders of record as of March 18, 2005. On February 17, 2004, we distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% stock distribution, to shareholders of record as of January 26, 2004. All share and per share amounts included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to show the effects of the stock splits.

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

Revenue Recognition on Long-Term Contracts

Revenue representing 35% of 2005 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This method of revenue recognition is primarily associated with the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm-fixed price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers' requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.

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

Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for claims or unapproved contract change orders was not material in 2005.

EITF (Emerging Issues Task Force) Statement No. 99-5, Preproduction Costs on Long-Term Supply Arrangements, is applicable to a long-term supply agreement we have with Boeing to supply flight controls on the 787 Dreamliner that involves substantial non-recurring development costs. In accordance with EITF 99-5, development costs that meet the criteria in SFAS No. 2, Accounting for Research and Development Costs, are expensed as incurred.

Contract Loss Reserves

At September 24, 2005, we had contract loss reserves of $14 million. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers' specifications.

Reserves for Inventory Valuation

At September 24, 2005, we had inventories of $215 million, or 36% of current assets, and reserves for inventory valuation of $45 million, or 17% of gross inventories. Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation.

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

Reviews for Impairment of Goodwill

At September 24, 2005, we had $378 million of goodwill, or 29% of total assets. We test goodwill for impairment at least annually, during our fourth quarter, and whenever events occur or circumstances change that indicate there may be an impairment. These events or circumstances could include a significant adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.

We test goodwill for impairment at the reporting unit level. Our reporting units are the operating segments we use for segment reporting. We use the operating segments as our reporting units, as opposed to using one level below the operating segments, because of the similarities of the components within these segments and because the components do not qualify as businesses themselves.

Testing goodwill for impairment requires us to determine the amount of goodwill associated with reporting units, estimate fair values of those reporting units and determine their carrying values. These processes are subjective and require significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, long-term growth rates, allocations of commonly shared assets and estimates of the weighted-average cost of capital used to discount future cash flows. Changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.

Purchase Price Allocations for Business Combinations

During 2005, we acquired FCS Control Systems, the Power and Data Technologies Group of the Kaydon Corporation, an industrial systems engineering business and a commercial aircraft repair business. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and ascribed value to customer relationships, intellectual property, backlog, engineering drawings, patents and noncompete agreements, and estimated the useful lives over which these intangible assets would be amortized. Preliminary valuations of these assets were performed primarily using applicable discounted cash flow models. These preliminary valuations support the conclusion that intangible assets other than goodwill had a value of $14 million. The resulting goodwill was $90 million, reflecting the strong cash flows of the acquired operations. Judgment is necessary in identifying intangible assets, making assumptions used in the cash flow models and determining the appropriate lives for amortization. Using different assumptions could have a material effect on our current and future amortization expense.

Pension Assumptions

We sponsor various defined benefit pension plans covering substantially all employees. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality. Other assumptions include salary increases and retirement age.

The discount rate is used to state expected future cash flows at present value. Using a lower discount rate increases the present value of pension obligations. There is little judgment in selecting the discount rate as it reflects the yield of high-quality fixed income securities, generally AA corporate bonds, as of our August 31 measurement date. In determining expense for 2005 for our U.S. plans, representing 80% of our consolidated projected benefit obligation, we used a 6.0% discount rate, compared to 6.5% for 2004. Our expense in 2006 will be determined using a 5.25% discount rate. This 75 basis point decrease in the discount rate will increase our pension expense by $5 million in 2006. The Company currently forecasts pension costs for defined benefit pension plans to approximate $29 million in 2006.

The return on assets assumption reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We select the return on assets assumption by considering our current and target asset allocations, both of which are around 85% equities and 15% debt securities for our largest plan, representing 87% of the fair value of consolidated plan assets, as well as historical and expected returns on each category of plan assets. In determining expense for 2005 for our largest plan, we used an 8.875% return on assets assumption, the same we used in 2004. A 50 basis point decrease in the return on assets assumption would increase our annual pension expense by $1 million.

We updated our assumption for mortality in 2005. For our U.S. plans, representing 80% of our consolidated projected benefit obligation, we are now using the 2000 mortality table. This change in the mortality table increased our pension expense by $2 million in 2005.

Deferred Tax Asset Valuation Allowances

At September 24, 2005, we had gross deferred tax assets of $87 million and a deferred tax asset valuation allowance of $6 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence and contract loss reserves. The deferred tax assets also include $5 million related to net operating losses in Luxembourg, for which an equivalent amount of the deferred tax asset valuation allowance was established.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

(dollars in millions)	2005	2004	2003

Net sales	$1,051	$939	$755
Gross margin	31.2%	30.5%	31.1%
Research and development expenses	$44	$30	$30
Selling, general and administrative
expenses as a percentage of sales	16.7%	17.2%	17.0%
Interest expense	$14	$11	$17
Effective tax rate	31.7%	31.4%	26.7%
Net earnings	$65	$57	$43

During 2005, net sales increased 12%. Each of our segments contributed to the increase in sales. Sales increased $40 million in Aircraft Controls, $33 million in Industrial Controls, $27 million in Components and $13 million in Space and Defense Controls. During 2004, net sales increased $183 million. Our acquisition of Poly-Scientific provided an incremental $130 million of sales in 2004. In addition, sales increased $44 million in Industrial Controls and $8 million in Aircraft Controls.

Our gross margin improved in 2005, due primarily to higher volume. In addition, our gross margin was low in 2004 in Space and Defense Controls due to contract loss reserves established for the recall and repair of attitude control valves used on satellites and an investment in the Joint Common Missile program. The gross margin in 2004 decreased due to a less favorable product mix in Aircraft Controls and the reserves recorded within Space and Defense Controls.

Gross margins can also be influenced by activity in contract loss reserves, especially additions to loss reserves associated with new loss contracts or substantial increases in cost estimates on existing contracts. At September 24, 2005 and September 25, 2004, we had contract loss reserves of $14 million, including $10 million related to aircraft development contracts. At September 23, 2003, we had contract loss reserves of $16 million, including $13 million related to aircraft development contracts. During 2005, we had $14 million of additions to contract loss reserves related to aircraft development contracts, satellites programs and launch vehicle programs. These additions were offset by reductions related to costs incurred that were charged against the previously established loss reserves. During 2004, we had $15 million of additions related to aircraft development contracts, including business jets and unmanned combat aerial vehicles, satellites programs and an investment in a tactical missile program. These additions were more than offset by $17 million of reductions as work progressed on these contracts.

Research and development expenses increased significantly in 2005 as a result of increasing development activities on Boeing's next generation commercial aircraft, the 787 Dreamliner. We began development activities on the 787 program late in 2004.

Selling, general and administrative expenses as a percentage of net sales decreased in 2005, primarily as a result of lower bid and proposal costs on Boeing's 787. Our bid and proposal efforts on the 787 were substantial through the second quarter of 2004 and our costs have since shifted to research and development on this program. Selling, general and administrative expenses as a percentage of net sales increased in 2004 related primarily to our bid and proposal efforts, principally on Boeing's 787.

Interest expense increased in 2005, primarily due to higher interest rates associated with the issuance of 6 ¼% senior subordinated notes. In January 2005, we issued $150 million of senior subordinated notes and in September 2005, we issued an additional $50 million. Interest expense decreased in 2004, primarily due to lower interest rates associated with the redemption of our $120 million 10% senior subordinated notes on May 1, 2003.

Our effective tax rate increased slightly in 2005 due to slightly higher net overall foreign taxes, lower export tax benefits and increased state tax payments. The increase in our effective tax rate in 2004 reflects a lower level of export tax benefits associated with amended U.S. tax returns filed in 2003 and an increase in foreign tax rates.

Net earnings increased 13% in 2005 and 34% in 2004. Diluted earnings per share increased 13% in 2005 and 18% in 2004. Average common shares outstanding increased during 2004 primarily as a result of the sale of 4.5 million shares of Class A Common Stock on September 16, 2003.

2006 Outlook - Net sales in 2006 are expected to increase within a range of 12% to 14% to between $1.177 billion and $1.197 billion. Sales are expected to increase by an amount between $50 million and $70 million in Industrial Controls, $43 million in Components, $27 million in Aircraft Controls and $5 million in Space and Defense Controls. The increase in sales in Industrial Controls includes incremental sales of $32 million from the FCS acquisition and the increase in Components includes incremental sales of $34 million from the acquisition of the Power and Data Technologies Group of the Kaydon Corporation. Operating margins are expected to increase to 11.9% in 2006. Operating margins are expected to increase in 2006 in Industrial Controls and, to a much lesser extent, in Space and Defense Controls. Operating margins in Aircraft Controls are expected to remain at the same level achieved in 2005 and decrease in Components. Diluted earnings per share are expected to increase by a range of 9% to 14% to between $1.79 and $1.87 despite being negatively impacted by approximately $0.05 per share for recording compensation expense for stock options beginning in 2006 in accordance with SFAS No. 123(R).

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Operating profit, as presented below, is net sales less cost of sales and other operating expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower. Operating profit is reconciled to earnings before income taxes in Note 15 of Item 8, Financial Statements and Supplementary Data, of this report.

Aircraft Controls
(dollars in millions)	2005	2004	2003

Net sales - military aircraft	297	283	266
Net sales - commercial aircraft	155	129	138
	$452	$412	$404
Operating profit	$64	$63	$70
Operating margin	14.1%	15.4%	17.4%
Backlog	$253	$224	$242

Net sales in Aircraft Controls increased 10% in 2005. Military aircraft sales increased $14 million and commercial aircraft sales increased $26 million. The largest military aircraft sales increase was $13 million on F-15 Eagle subassemblies for Japan. Sales increased $10 million on other fighter aircraft, including the Indian Light Combat Aircraft and original equipment for Korea on the F-15 Eagle. Military sales also increased $4 million on the new Airbus A400M program and $2 million for aftermarket. These increases were partially offset by a $15 million decrease in sales on the V-22 Tilt Rotor Osprey program as the previous two years' sales included the replacement of swashplate actuators in accordance with our customer's revised specifications. Within commercial aircraft, half of the increase was for aftermarket sales. Strong commercial aircraft aftermarket sales resulted from standard repair and overhaul for flight and engine controls on commercial transport aircraft and the sale of initial provisioning spares for business jets just entering service. Commercial aircraft sales also increased $5 million for Boeing OEM production. In addition, commercial aircraft sales increased for business jets as they enter into production, on Airbus and for vibration control equipment on the new Sikorsky S-92 helicopter.

Net sales in Aircraft Controls increased 2% in 2004. Military aircraft sales increased $17 million while commercial aircraft sales decreased $9 million. Nearly half of the increase in military aircraft sales related to the high level of activity on the Joint Strike Fighter program. Military aircraft sales also increased $3 million on the F/A-18E/F Super Hornet program due to increased shipments associated with increased aircraft production rates at Boeing. Military aircraft sales increases also included $3 million for military engine controls as production quantities have increased for various military fighter aircraft including the F-18, $2 million on flight control hardware for the Indian Light Combat Aircraft, for which we received an order in 2004, and $2 million in aftermarket activity. In addition, military aircraft sales increased $2 million on the V-22 Tilt Rotor Osprey program, related to the replacement of swash-plate actuators in accordance with our customer's revised specifications. The decrease in commercial aircraft sales was primarily due to a $7 million decrease in Boeing OEM sales due to lower production rates. In addition, commercial aircraft sales decreased $4 million as 2003 sales included a series of orders related to commercial aircraft cockpit doors and $2 million related to the wind down of a business jet development program.

The operating margin for Aircraft Controls decreased during 2005 and 2004. The decrease in 2005 reflects the start of our research and development efforts on the Boeing 787 program. In addition, 2004's results benefited from a favorable scope change negotiation on a business jet development program. The decrease in 2004 reflects a higher level of bid and proposal expenses associated with development work on the Boeing 787 and the Airbus A400M.

Twelve-month backlog for Aircraft Controls increased from September 25, 2004 to September 24, 2005, reflecting increased orders on the F-15 Eagle, the Black Hawk helicopter and commercial aircraft programs. These increases were partially offset by lower levels of backlog for the F-35 Joint Strike Fighter program that is transitioning into the integration testing phase of the program. Twelve-month backlog for Aircraft Controls decreased from September 27, 2003 to September 25, 2004, reflecting declining development effort on the F-35 Joint Strike Fighter.

2006 Outlook for Aircraft Controls - Net sales in Aircraft Controls in 2006 are expected to increase 6% to $479 million, with all of the increase being generated within commercial aircraft. The expected increase in commercial aircraft sales relates to continuing growth in Boeing OEM sales and the ramp up of our business jet production activity. Within military aircraft, we expect aftermarket sales to increase $10 million primarily related to test equipment to be sold to Korea for the F-15. However, we expect offsetting decreases on fighter aircraft programs such as the F-15 Eagle, the Indian Light Combat Aircraft, the F-16 Falcon and the F-35 Joint Strike Fighter. Our operating margin is expected to be 14.1% in 2006, the same level achieved in 2005, despite increasing research and development expense on the Boeing 787 program.

Space and Defense Controls
(dollars in millions)	2005	2004	2003
Net sales	$128	$116	$114
Operating profit	$11	$3	$3
Operating margin	8.6%	2.8%	2.7%
Backlog	$100	$100	$77

Net sales in Space and Defense Controls increased 11% to $128 million in 2005. The higher level of sales resulted from a $14 million increase in sales of controls for satellites and a $3 million increase on strategic missiles, most notably on the Minuteman refurbishment program. These increases were partially offset by a $5 million decrease in sales of defense controls.

Net sales in Space and Defense Controls were relatively stable in 2004. Sales of controls increased by $6 million for tactical missiles on programs including Maverick, Hellfire and VT-1 due to increased production activity early in 2004 and $5 million for strategic missiles, mostly related to the build-up in the Minuteman refurbishment program. These increases were offset by a $7 million decrease in sales on missile defense programs, for which work continued, but at a more modest level, and $2 million on satellites and space vehicles that began showing signs of improvement late in 2004.

Our operating margin in Space and Defense Controls recovered during 2005 from the low levels of the previous two years, principally due to higher sales on satellites. In addition, during 2004, we incurred $2.2 million for repair efforts on recalled attitude control valves for satellites and established a $1.5 million contract loss reserve on the Joint Common Missile program. In 2003, our operating margin was also negatively affected by cost overruns on commercial satellite programs and an unfavorable product mix.

Twelve-month backlog for Space and Defense Controls was comparable at September 24, 2005 and September 25, 2004. Backlog increased compared to the level at September 27, 2003, reflecting strong military satellites orders in 2004.

2006 Outlook for Space and Defense Controls - We expect sales in Space and Defense Controls to increase 4% to $133 million in 2006. Sales of defense controls are expected to increase in 2006, driven by work on the Stryker and LAV-25 military vehicles. Additional sales increases are expected on tactical missile programs as a result of a new order for Maverick fin controls and the resumption of production on the TOW missile, on the Minuteman refurbishment program and on missile defense programs. These increases will be offset by lower sales of controls for military satellites, which were strong in 2005. We expect our operating margin to be 8.7% in 2006, slightly better than the level we achieved in 2005.

Industrial Controls
(dollars in millions)	2005	2004	2003
Net sales	$315	$282	$237
Operating profit	$27	$24	$14
Operating margin	8.6%	8.6%	6.0%
Backlog	$104	$74	$49

Net sales in Industrial Controls increased $33 million in 2005, or 12%, including $5 million related to the acquisition of FCS Control Systems. Stronger foreign currencies accounted for $9 million of the sales growth. Excluding sales growth from the recent acquisition, sales increased in nearly all of our major product lines. The largest increases were $6 million in turbines, $7 million in motion simulators and $4 million in heavy industry. Strong demand in China is providing growth opportunities for us in turbines and heavy industry. Our largest market, controls for plastics making machinery, increased just $2 million to $66 million, reflecting a slow down in the growth rate in Asia for machines that produce CDs and DVDs.

Net sales in Industrial Controls increased 19% in 2004. We experienced sales increases in all of our major product lines, reflecting stronger sales in high-end specialty markets, significant growth in China and the strengthening economy for industrial products. In addition, stronger foreign currencies relative to the U.S. dollar accounted for nearly half of the increase in sales. Sales of controls for plastics making machinery increased 13%. Sales of turbine controls increased 11% largely related to equipment used in China. Our sales through distributors increased 30%. Aftermarket sales also showed continuing growth, increasing 17%.

Our operating margin for Industrial Controls was the same in 2005 and 2004, and higher compared to 2003. Although sales increased during 2005, the increases were in the U.S. and Pacific region where our margins are not as strong as in Europe. The improvement in margins during 2004 resulted from stronger sales throughout all geographic areas in the segment.

The higher level of twelve-month backlog for Industrial Controls at September 24, 2005 compared to September 25, 2004 primarily relates to the acquisition of FCS. The higher level of twelve-month backlog for Industrial Controls at September 25, 2004 compared to the previous year end primarily relates to strong orders in motion simulators for Flight School XXI for the U.S. Army.

2006 Outlook for Industrial Controls - We expect our net sales in Industrial Controls to increase between 16% and 22% to within a range of $365 million to $385 million in 2006. Sales related to the acquisition of FCS are expected to increase from $5 million in 2005 to $36 million in 2006. Strong sales increases are expected for controls for plastics making machinery, material test equipment and in the aftermarket. We expect our operating margin in Industrial Controls to improve to 9.5% as a result of higher volume.

Components
(dollars in millions)	2005	2004

Net sales	$156	$130
Operating profit	$21	$16
Operating margin	13.5%	12.0%
Backlog	$82	$51

The Components segment was established at the beginning of the first quarter of 2004 as a result of the September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. Net sales increased $27 million in 2005, or 21%, including $7 million related to the acquisition of the Power and Data Technologies Group of the Kaydon Corporation. Excluding sales growth from the recent acquisition, sales increased $10 million in medical equipment as our customers' production rates increased and $8 million in space and defense controls.

Our operating margin improved in 2005 as operating profit in 2004 included $1.8 million of costs for the step-up in inventory as part of the purchase price allocation, as well as higher volume in 2005.

Twelve-month backlog for Components increased primarily as a result of the acquisition of the Power and Data Technologies Group of the Kaydon Corporation. In addition, backlog increased due to higher space and defense and medical orders.

2006 Outlook for Components - We expect net sales in Components to increase 28% to $200 million in 2006. Sales related to the acquisition of the Power and Data Technologies Group of the Kaydon Corporation are expected to increase from $7 million in 2005 to $41 million in 2006. In addition to incremental sales from the acquisition, sales are expected to increase related to foreign military sales of fiber-optic modems. We expect our operating margin to decline to 13.2% in 2006, reflecting lower margins associated with the acquired business as a result of first year purchase accounting adjustments.

FINANCIAL CONDITION AND LIQUIDITY
(dollars in millions)	2005	2004	2003

Net cash provided (used) by:
Operating activities	$107	$128	$77
Investing activities	(165)	(181)	(28)
Financing activities	35	30	11

Cash flow from operations and available borrowing capacity provide us with resources needed to run our operations, continually invest in our business and take advantage of acquisition opportunities as they may arise.

Operating activities

Net cash provided by operating activities decreased $21 million in 2005. The majority of the decrease in 2005 relates to higher working capital requirements associated with stronger sales. Net cash provided by operating activities increased $51 million in 2004. Approximately 40% of the increase in 2004 relates to higher earnings adjusted for non-cash charges such as depreciation and amortization and provisions for losses. Depreciation and amortization were $36 million in 2005 and 2004 and $30 million in 2003. The acquisition of Poly-Scientific contributed an incremental $4 million of depreciation and amortization over 2003. Provisions for losses were $26 million in 2005, $27 million in 2004 and $26 million in 2003.

During 2005, there were significant increases in accounts receivable and inventory, reducing the amount of cash provided by operations. During 2004, we had strong collections of receivables including a collection associated with a scope change negotiation on a business jet contract. Customer advances also increased, related largely to an advance we received from Boeing on the F/A-18E/F program. These sources of cash were partially offset as we made additional contributions to our pension plans in 2004.

Investing activities

Net cash used by investing activities in 2005 includes total acquisition costs of $124 million. The majority of these costs represent the acquisition of the Power and Data Technologies Group of the Kaydon Corporation for $73 million and the acquisition of FCS Control Systems for $47 million. Net cash used by investing activities in 2004 included the $152 million adjusted purchase price for the Poly-Scientific acquisition. In 2003, we did not have any business acquisitions.

Capital expenditures were $41 million in 2005, compared to $34 million in 2004, including $4 million of assets acquired under capital leases, and $28 million in 2003. Capital expenditures were higher in 2005 as a result of the construction of facilities in the Philippines and Luxembourg. In 2006, we expect our capital expenditures to be about $45 million and our depreciation and amortization expense to be about $41 million.

Financing activities

Net cash provided by financing activities in 2005 primarily consists of paydowns of borrowings as a result of strong operating cash flows. During 2005, we issued $200 million of 6 ¼% senior subordinated notes due January 15, 2015 and paid down credit facility borrowings with the net proceeds. Net cash provided by financing activities in 2004 includes $80 million of borrowings used to pay a portion of the purchase price for the Poly-Scientific acquisition. The remainder of the purchase price was paid with proceeds from the sale of Class A Common Stock late in 2003.

In 2004, we established a Stock Employee Compensation Trust (SECT) to assist in administering and provide funding for employee stock plans and benefit programs. We made a loan to the SECT that the SECT used to purchase outstanding shares of Class B Common Stock. During 2004, the SECT purchased $14 million of stock. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.

In 2003, we redeemed our $120 million 10% senior subordinated notes at par by borrowing on the unused portion of our U.S. credit facility. We also sold Class A Common Stock in 2003. Our proceeds were $72 million and we used a portion of those proceeds towards the purchase price of the Poly-Scientific acquisition early in 2004.

CAPITAL STRUCTURE AND RESOURCES

We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

Our largest credit facility is the U.S. facility that consists of a $75 million term loan and a $315 million revolver that had outstanding balances of $38 million and $99 million, respectively, at September 24, 2005. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which is currently 125 basis points. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million. The credit facility is secured by substantially all of our U.S. assets.

The U.S. credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $275 million at September 24, 2005. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $50 million in any one fiscal year. Adjusted EBITDA is defined in the agreement as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. At September 24, 2005, we were in compliance with all covenants.

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

On January 10, 2005, we completed the sale of $150 million aggregate principal amount of senior subordinated notes due January 15, 2015 with a coupon interest rate of 6 ¼%, with interest paid semiannually on January 15 and July 15 of each year. On September 12, 2005, we completed the sale of an additional $50 million aggregate principal amount of 6 ¼% senior subordinated notes at 100.25% of par. The aggregate net proceeds of $197 million were used to repay indebtedness under our bank credit facility, thereby increasing the unused portion of our revolving credit facility.

At September 24, 2005, we had $219 million of unused borrowing capacity, including $196 million from the U.S. credit facility after considering standby letters of credit.

Total debt to capitalization was 40% at September 24, 2005 and September 25, 2004.

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

Contractual Obligations and Commercial Commitments

Our significant contractual obligations and commercial commitments at September 24, 2005 are as follows:

(dollars in millions)	Payments due by period

			2007-	2009-	After
Contractual Obligations	Total	2006	2008	2010	2010
Long-term debt	$348	$17	$124	$2	$205
Interest on long-term debt	119	14	26	25	54
Operating leases	53	13	20	10	10
Purchase obligations	219	191	26	1	1
Total contractual obligations	$739	$235	$196	$38	$270

Interest on long-term debt consists of payments on fixed-rate debt, primarily senior subordinated notes and interest rate swaps on U.S. credit facility borrowings, based on the current applicable interest margin. Total contractual obligations exclude pension obligations. In 2006, we anticipate making pension contributions of $17 million.

(dollars in millions)	Commitments expiring by period

Other			2007-	2009-	After
Commercial Commitments	Total	2006	2008	2010	2010
Standby letters of credit	$20	$20	$-	$-	$-

ECONOMIC CONDITIONS AND MARKET TRENDS

Military Aerospace and Defense

Approximately 45% of our sales relate to global military defense or government-funded programs. Most of these sales are within Aircraft Controls and Space and Defense Controls.

The military aircraft market is dependent on military spending for development and production programs. Military spending is expected to remain strong in the near term. Production programs are typically long-term in nature, offering greater predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the F/A-18E/F Super Hornet, F-35 Joint Strike Fighter and V-22 Osprey, although these and other government programs can be reduced, delayed or terminated. The large installed base of our products leads to attractive aftermarket sales and service opportunities. Aftermarket revenues are expected to continue to grow, due to military retrofit programs and increased flight hours resulting from increased military activity.

The military and government space market is primarily dependent on the authorized levels of funding for satellite communications needs. We believe that government spending on military satellites will continue to trend upwards as the military's need for improved intelligence gathering increases.

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

Commercial Aircraft

Approximately fifteen percent of our sales are on commercial aircraft programs. The commercial OEM aircraft market has historically exhibited cyclical swings and sensitivity to economic conditions, while the aftermarket, which is driven by usage of the existing aircraft fleet, has proven to be more stable. Higher aircraft utilization rates result in the need for increased maintenance and spare parts and improve aftermarket sales. Boeing and Airbus have both recently increased production levels since air traffic growth has returned to historical average rates. Further production increases are projected. In 2005, our sales to Boeing Commercial Airplanes were $36 million, or 3% of consolidated sales. We have contract coverage through 2012 with Boeing for the existing 7-series aircraft and are also developing flight control actuation systems for Boeing's 787 Dreamliner, its next generation commercial aircraft. In the business jet market, our flight controls on a couple of newer jets approaching their initial production phases.

Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls. Less than one-third of our sales is denominated in foreign currencies including the euro, British pound and Japanese yen. During 2005, these foreign currencies have strengthened against the U.S. dollar and we have benefited from the translation of the results of our foreign subsidiaries into U.S. dollars.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinions No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS No. 123(R) is effective for public companies (excluding small business issuers) at the beginning of the next fiscal year beginning after June 15, 2005. Upon adoption, all prior years for which SFAS No. 123 was effective may be, but are not required to be, restated. Based on options outstanding at September 24, 2005, we expect that diluted earning per share will be negatively impacted by approximately $.05 per share for 2006.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal activity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. We believe the adoption of this standard will not have a material impact on our results of operations or financial position.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we have exposures to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and forward contracts. We do not hold or issue financial instruments for trading purposes. In 2005, our derivative instruments consisted of interest rate swaps designated as cash flow hedges and foreign currency forwards.

At September 24, 2005, we had $138 million of borrowings under variable interest rate facilities. Of the $90 million notional amount of interest rate swaps outstanding at September 24, 2005, $55 million matures in the second quarter of 2006 and $35 million matures in the first quarter of 2007. Based on the current applicable margin, our interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.8% and 3.6%, respectively, through their maturities, at which times the interest will revert back to a variable rate based on LIBOR plus the applicable margin. If interest rates had been one percentage point higher during 2005, our interest expense would have been $0.6 million higher.

As a result of the acquisition of the Power and Data Technologies Group of the Kaydon Corporation, we had foreign currency exposure on intercompany loans. To minimize our foreign currency exposure, we entered into foreign currency forwards with a notional amount of $30 million.

Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the euro, British pound and Japanese yen. If average annual foreign exchange rates collectively weakened or strengthened against the U.S. dollar by 10%, our net earnings in 2005 would decrease or increase, respectively, by $3 million from foreign currency translation, primarily related to the euro, and $1 million from pressures on operating margins for products sourced outside of the U.S.

On a limited basis, we may enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments and intercom-pany loans and to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries.

Item 8. Financial Statements and Supplementary Data.

MOOG INC. Consolidated Statements of Earnings
	Fiscal Years Ended
	September 24,	September 25,	September 27,
(dollars in thousands except per share data)	2005	2004	2003
NET SALES	$1,051,342	$938,852	$755,490
COST OF SALES	723,050	652,447	520,304
GROSS PROFIT	328,292	286,405	235,186

Research and development	43,561	29,729	30,497
Selling, general and administrative	175,888	161,377	128,365
Interest	13,671	11,080	17,122
Other	254	750	953
EARNINGS BEFORE INCOME TAXES	94,918	83,469	58,249
INCOME TAXES	30,126	26,182	15,554
NET EARNINGS	$64,792	$57,287	$42,695
NET EARNINGS PER SHARE
Basic	$1.68	$1.48	$1.24
Diluted	$1.64	$1.45	$1.22
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	38,608,235	38,796,381	34,328,052
Diluted	39,498,834	39,592,224	34,860,206

See accompanying Notes to Consolidated Financial Statements.

MOOG INC. Consolidated Balance Sheets
	September 24,	September 25,
(dollars in thousands except per share data)	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,750	$56,701
Receivables	296,986	261,776
Inventories	215,425	189,649
Deferred income taxes	34,676	33,033
Prepaid expenses and other current assets	19,221	7,930
TOTAL CURRENT ASSETS	600,058	549,089
PROPERTY, PLANT AND EQUIPMENT, net	262,841	246,743
GOODWILL	378,205	288,563
INTANGIBLE ASSETS, net of accumulated amortization of
$8,486 in 2005 and $6,120 in 2004	24,786	14,471
OTHER ASSETS	37,437	26,062
TOTAL ASSETS	$1,303,327	$1,124,928
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$885	$923
Current installments of long-term debt	17,035	18,700
Accounts payable	70,180	54,200
Accrued salaries, wages and commissions	73,293	68,331
Customer advances	43,877	31,016
Accrued pension and retirement obligations	18,635	5,711
Contract loss reserves	14,121	14,311
Other accrued liabilities	49,326	34,092
TOTAL CURRENT LIABILITIES	287,352	227,284
LONG-TERM DEBT, excluding current installments
Senior debt	130,853	291,666
Senior subordinated notes	200,124	-
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	125,503	97,901
DEFERRED INCOME TAXES	36,304	34,198
OTHER LONG-TERM LIABILITIES	2,154	2,223
TOTAL LIABILITIES	782,290	653,272
COMMITMENTS AND CONTINGENCIES (Note 16)	-	-
SHAREHOLDERS' EQUITY
Common Stock - Par Value $1.00
Class A - Authorized 50,000,000 shares.
Issued 37,727,348 and outstanding 34,406,580 shares at September 24, 2005.
Issued 37,721,678 and outstanding 34,366,092 shares at September 25, 2004.	37,728	37,722
Class B - Authorized 10,000,000 shares. Convertible to Class A on a one-for-one basis.
Issued 8,002,365 and outstanding 4,249,766 shares at September 24, 2005.
Issued 8,013,910 and outstanding 4,192,473 shares at September 25, 2004.	8,002	8,014
Additional paid-in capital	187,025	183,348
Retained earnings	387,781	322,989
Treasury shares	(42,916)	(40,332)
Stock Employee Compensation Trust shares	(12,952)	(12,955)
Accumulated other comprehensive loss	(43,631)	(27,130)
TOTAL SHAREHOLDERS' EQUITY	521,037	471,656
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,303,327	$1,124,928

See accompanying Notes to Consolidated Financial Statements.

MOOG INC. Consolidated Statements of Shareholders' Equity
	Fiscal Years Ended
(dollars in thousands except per share data)	September 24, 2005	September 25, 2004	September 27, 2003
PREFERRED STOCK
Beginning of year	$-	$100	$100
Conversion of Preferred Stock to Class A Common Stock	-	(100)	-
End of year	-	-	100
COMMON STOCK
Beginning of year	45,736	45,734	41,205
Sale of Class A Common Stock	-	-	4,529
Adjustments for stock splits	(6)	2	-
End of year	45,730	45,736	45,734
ADDITIONAL PAID-IN CAPITAL
Beginning of year	183,348	180,938	112,279
Sale of Class A Common Stock, net of issuance costs	-	-	67,642
Issuance of treasury shares at more than cost	687	2,158	1,017
Adjustment to market - SECT, and other	2,990	252	-
End of year	187,025	183,348	180,938
RETAINED EARNINGS
Beginning of year	322,989	265,706	223,019
Net earnings	64,792	57,287	42,695
Preferred dividends ($.09 per share in 2004 and 2003)	-	(4)	(8)
End of year	387,781	322,989	265,706
TREASURY SHARES, AT COST*
Beginning of year	(40,332)	(39,262)	(40,006)
Shares issued related to options (2005 - 147,017 Class A shares;
2004 - 330,798 Class A shares; 2003 - 139,050 Class A shares)	748	729	295
Shares purchased (2005 - 112,199 Class A shares;
2004 - 85,911 Class A shares;
2003 - 83,595 Class A shares)	(3,332)	(1,944)	(1,190)
Shares sold to Savings & Stock Ownership Plan (SSOP)
(2004 - 4,040 Class B shares; 2003 - 141,267 Class B shares)	-	60	1,639
Conversion of Preferred Stock to Class A Common Stock (2004 - 24,273 Class A shares)	-	85	-
End of year	(42,916)	(40,332)	(39,262)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)**
Beginning of year	(12,955)	-	-
Purchase of SECT stock (2005 - 11,685 Class B shares; 2004 - 567,216 Class B shares)	(353)	(13,752)	-
Sale of SECT stock to SSOP Plan (2005 - 80,523 Class B shares; 2004 - 51,750 Class B shares)	2,280	1,258	-
Adjustment to market - SECT	(1,924)	(461)	-
End of Year	(12,952)	(12,955)	-
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	(27,130)	(29,068)	(36,591)
Other comprehensive income (loss)	(16,501)	1,938	7,523
End of year	(43,631)	(27,130)	(29,068)
TOTAL SHAREHOLDERS' EQUITY	$521,037	$471,656	$424,148
COMPREHENSIVE INCOME
Net earnings	$64,792	$57,287	$42,695
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,840)	8,040	13,150
Minimum pension liability adjustment	(14,085)	(7,362)	(5,288)
Accumulated gain (loss) on derivatives adjustment	424	1,260	(339)
COMPREHENSIVE INCOME	$48,291	$59,225	$50,218
*	Class A Common Stock in treasury: 3,320,768 shares at September 24, 2005; 3,355,586 shares at September 25, 2004; 3,624,746 shares at September 27, 2003.
Class B Common Stock in treasury: 3,305,971 shares at September 24, 2005 and September 25, 2004; 3,310,011 shares at September 27, 2003.
Preferred Stock in treasury: 16,229 shares at September 27, 2003.
**

Class B Common Stock in SECT: 446,628 shares at September 24, 2005; 515,466 shares at September 25, 2004. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.

See accompanying Notes to Consolidated Financial Statements.

MOOG INC. Consolidated Statements of Cash Flows
	Fiscal Years Ended
	September 24,	September 25,	September 27,
(dollars in thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$64,792	$57,287	$42,695
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	32,159	31,679	27,098
Amortization	4,048	3,829	2,437
Provisions for non-cash losses on contracts, inventories and receivables	26,435	26,967	26,107
Deferred income taxes	4,453	571	15,515
Other	2,592	1,309	556
Change in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(24,037)	17,129	(16,334)
Inventories	(25,918)	(3,981)	(8,674)
Other assets	(10,770)	1,351	(897)
Accounts payable and accrued liabilities	6,531	(7,811)	(12,732)
Other liabilities	17,389	(7,712)	(14,537)
Customer advances	9,274	7,491	15,340
NET CASH PROVIDED BY OPERATING ACTIVITIES	106,948	128,109	76,574
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(123,979)	(152,019)	-
Purchase of property, plant and equipment	(41,188)	(30,414)	(27,713)
Other	654	1,414	61
NET CASH USED IN INVESTING ACTIVITIES	(164,513)	(181,019)	(27,652)
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of notes payable	(49)	(9,796)	(5,215)
Proceeds from revolving lines of credit	264,700	154,800	141,700
Payments on revolving lines of credit	(408,300)	(86,800)	(99,700)
Proceeds from issuance of long-term debt, other than senior subordinated notes	528	22,795	35,437
Payments on long-term debt, other than senior subordinated notes	(17,903)	(39,194)	(14,704)
Proceeds from issuance of senior subordinated notes	196,515	-	-
Payments on senior subordinated notes	-	-	(120,000)
Net proceeds from sale of Class A Common Stock	-	-	72,171
Proceeds from sale of treasury stock	1,435	2,947	2,951
Purchase of outstanding shares for treasury	(3,332)	(1,944)	(1,190)
Proceeds from sale of stock held by Stock Employee Compensation Trust	2,280	1,258	-
Purchase of stock held by Stock Employee Compensation Trust	(353)	(13,752)	-
Other	(50)	(4)	(8)
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,471	30,310	11,442
Effect of exchange rate changes on cash and cash equivalents	(857)	1,810	1,175
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,951)	(20,790)	61,539
Cash and cash equivalents at beginning of year	56,701	77,491	15,952
Cash and cash equivalents at end of year	$33,750	$56,701	$77,491
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$13,302	$10,283	$22,028
Income taxes, net of refunds	18,508	5,857	2,864
Non-cash investing and financing activities:
Equipment acquired under capital leases	$-	$3,883	$426

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

Fiscal Year: The Company's fiscal year ends on the last Saturday in September. The consolidated financial statements include 52 weeks for each of the years ended September 24, 2005, September 25, 2004 and September 27, 2003.

Revenue Recognition: The Company recognizes revenue using either the percentage of completion method for contracts or as units are delivered or services are performed.

Percentage of completion method for contracts. Revenue representing 35% of 2005 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. This method of revenue recognition is primarily associated with the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm-fixed price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers' requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.

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

Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for claims or unapproved contract change orders was not material for 2005.

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

EITF (Emerging Issues Task Force) Statement No. 99-5, Preproduction Costs on Long-Term Supply Arrangements, is applicable to a long-term supply agreement with Boeing to supply flight controls on the 787 Dreamliner that involves substantial non-recurring development costs. In accordance with EITF 99-5, development costs that meet the criteria in SFAS No. 2, Accounting for Research and Development Costs, are expensed as incurred.

As units are delivered or services are performed. In 2005, 65% of the Company's sales were recognized as units were delivered or as service obligations were satisfied in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue is recognized when the risks and rewards of ownership and title to the product are transferred to the customer. When engineering or similar services are performed, revenue is recognized upon completion of the obligation including any delivery of engineering drawings or technical data. This method of revenue recognition is primarily associated with the Industrial Controls and Components segments, as well as with aftermarket activity. Profits are recorded as costs are relieved from inventory and charged to cost of sales and as revenue is recognized. Inventory costs include all product-manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations.

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

Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. There were no identifiable intangible assets with indefinite lives at September 24, 2005.

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

Product Warranties: In the ordinary course of business, the Company warrants its products against defect in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. The Company determines warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2005	2004	2003
Warranty accrual at beginning of year	$4,233	$2,292	$1,337
Additions from acquisition	416	827	-
Warranties issued during current period	5,562	4,179	3,355
Adjustments to pre-existing warranties	-	355	221
Reductions for settling warranties	(5,431)	(3,546)	(2,788)
Foreign currency translation	(47)	126	167
Warranty accrual at end of year	$4,733	$4,233	$2,292

Shipping and Handling Costs: Shipping and handling costs are included in cost of sales.

Foreign Currency Translation: Foreign subsidiaries' assets and liabilities are translated using rates of exchange as of the balance sheet date and the statements of earnings are translated at the average rates of exchange for each reporting period.

Financial Instruments: The Company's financial instruments consist primarily of cash and cash equivalents, receivables, notes payable, accounts payable, long-term debt and interest rate swaps. The carrying values for the Company's financial instruments approximate fair value with the exception at times of long-term debt. See Note 7 for fair value of long-term debt. The Company does not hold or issue financial instruments for trading purposes.

The Company carries derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company's use of derivative instruments is generally limited to cash flow hedges of certain interest rate risks and minimizing foreign currency exposure on intercompany loans.

Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2005	2004	2003
Basic weighted-average shares outstanding	38,608,235	38,796,381	34,328,052
Dilutive effect of:
Stock options	890,599	789,776	507,881
Convertible preferred stock	-	6,067	24,273
Diluted weighted-average shares outstanding	39,498,834	39,592,224	34,860,206

Preferred stock dividends are deducted from net earnings to calculate income available to common stockholders for basic earnings per share.

On April 1, 2005, the Company distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% stock distribution to shareholders of record as of March 18, 2005. On February 17, 2004, the Company distributed Class A and Class B Common Stock in a three-for-two stock split, effected in the form of a 50% stock distribution, to shareholders of record as of January 26, 2004. Share and per share amounts have been restated accordingly.

On September 16, 2003, the Company completed the sale of 4,528,125 shares of Class A Common Stock.

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

	2005	2004	2003
Net earnings, as reported	$64,792	$57,287	$42,695
Less stock-based employee
compensation expense determined
under fair value method	(1,736)	(967)	(1,448)
Net earnings, pro forma	$63,056	$56,320	$41,247

Earnings per share:
Basic, as reported	$1.68	$1.48	$1.24
Basic, pro forma	$1.63	$1.45	$1.20
Diluted, as reported	$1.64	$1.45	$1.22
Diluted, pro forma	$1.60	$1.42	$1.18

The weighted-average fair value of options granted during 2005, 2004 and 2003 was $9.55, $6.89 and $5.82 per option, respectively. Fair value was estimated at the date of grant using the Black-Scholes option-pricing model and the following weighted-average assumptions: risk-free interest rates of 3.7%, 3.3% and 3.9% for 2005, 2004 and 2003, respectively, expected volatility of 36% for 2005, 2004 and 2003, expected life of 5.6 years, 5.8 years and 7.1 years for 2005, 2004 and 2003, respectively, and expected dividend yield of 0%.

Recent Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinions No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS No. 123(R) is effective for public companies (excluding small business issuers) at the beginning of the next fiscal year beginning after June 15, 2005. Upon adoption, all prior years for which SFAS No. 123 was effective may be, but are not required to be, restated. Based on options outstanding at September 24, 2005, the Company expects that diluted earning per share will be negatively impacted by approximately $.05 per share for 2006.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by this statement clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal activity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 2004. The Company believes the adoption of this standard will not have a material impact on its results of operations or financial position.

Note 2 - Acquisitions

All of the Company's acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.

On August 11, 2005, the Company acquired FCS Control Systems for $46,670, which was financed primarily with existing cash in Europe. FCS Control Systems is a business that produces high-fidelity electromechanical and electrohydraulic flight and vehicle simulation equipment and structural test systems for aerospace and automotive applications. This acquisition will expand the Company's market for simulators in Europe and enhance the Company's line of control loading actuation systems within Industrial Controls.

On July 26, 2005, the Company acquired the Power and Data Technologies Group of the Kaydon Corporation for $72,672, which was financed with credit facility borrowings. This business manufactures electric and fiber-optic slip rings for industrial products, underwater applications and for European defense. This acquisition will help the Company reach new markets and will complement its existing line of products within Components.

The Company's purchase price allocations for FCS Control Systems and the Power and Data Technologies Group of the Kaydon Corporation are based on preliminary estimates of fair values of assets acquired and liabilities assumed. These estimates are subject to the finalization of the purchase price allocation.

In the second quarter of 2005, the Company acquired an industrial systems engineering business and a commercial aircraft repair business for $4,637.

On September 30, 2003, the beginning of the Company's 2004 fiscal year, the Company acquired the net assets of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. The acquired business is a manufacturer of motion control and data transmission devices. Its principal products are slip rings, fiber optic rotary joints and motors. The acquisition complements the Company's business in the design and manufacture of components and subsystems used in high-performance motion control systems in addition to extending product applications into the medical market. On the acquisition date, the Company paid $158,000 in cash for the net assets. In the second quarter of 2004, the Company received a net amount of $5,981 from the seller representing a purchase price adjustment in accordance with the asset purchase agreement, resulting in an adjusted purchase price of $152,019.

Note 3 - Receivables
Receivables consist of:
	September 24, 2005	September 25, 2004

Accounts receivable	$141,007	$120,234
Long-term contract receivables:
Amounts billed	44,632	38,579
Unbilled recoverable costs and accrued profits	111,497	101,532
Total long-term contract receivables	156,129	140,111
Other	2,793	4,427
Total receivables	299,929	264,772
Less allowance for doubtful accounts	(2,943)	(2,996)
Receivables	$296,986	$261,776

Long-term contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts and commercial aircraft and satellite manufacturers. Amounts billed under long-term contracts to the U.S. Government were $11,625 at September 24, 2005 and $10,608 at September 25, 2004. Unbilled recoverable costs and accrued profits under long-term contracts to be billed to the U.S. Government were $11,136 at September 24, 2005 and $5,543 at September 25, 2004. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with the terms of specific contracts, generally as certain milestones are reached or upon shipment. Substantially all unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.

There are no material amounts of claims or unapproved change orders included in the balance sheet. Balances billed but not paid by customers under retainage provisions are not material.

Concentrations of credit risk on receivables are limited to those from significant customers that are believed to be financially sound. Receivables from Boeing were $42,422 at September 24, 2005 and $44,458 at September 25, 2004. Receivables from Lockheed Martin were $29,949 at September 24, 2005 and $20,996 at September 25, 2004. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Note 4 - Inventories

Inventories, net of reserves, consist of:
	September 24, 2005	September 25, 2004
Raw materials and purchased parts	$75,859	$62,903
Work in process	101,487	92,034
Finished goods	38,079	34,712
Inventories	$215,425	$189,649

Note 5 - Property, Plant and Equipment

Property, plant and equipment consists of:
	September 24, 2005	September 25, 2004
Land	$20,191	$18,470
Buildings and improvements	190,831	182,991
Machinery and equipment	345,064	343,669
Property, plant and equipment, at cost	556,086	545,130
Less accumulated depreciation and amortization	(293,245)	(298,387)
Property, plant and equipment	$262,841	$246,743

Assets under capital leases included in property, plant and equipment are summarized as follows:
	September 24, 2005	September 25, 2004
Assets under capital leases, at cost	$3,937	$3,999
Less accumulated amortization	(361)	(157)
Net assets under capital leases	$3,576	$3,842

Note 6 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for 2005, 2004 and 2003 are as follows:

	Aircraft	Space and Defense	Industrial
	Controls	Controls	Controls	Components	Total

Balance at September 28, 2002	$102,817	$36,664	$53,374	$-	$192,855
Foreign currency translation	-	-	2,082	-	2,082
Balance at September 27, 2003	102,817	36,664	55,456	-	194,937
Acquisition	-	-	-	92,246	92,246
Change in segment classification	-	9,000	(9,000)	-	-
Foreign currency translation	-	-	1,380	-	1,380
Balance at September 25, 2004	102,817	45,664	47,836	92,246	288,563
Acquisitions	1,008	-	36,137	52,738	89,883
Foreign currency translation	(76)	-	(1,477)	1,312	(241)
Balance at September 24, 2005	$103,749	$45,664	$82,496	$146,296	$378,205

The components of acquired intangible assets are as follows:

	September 24, 2005		September 25, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Marketing-related	$6,381	$(4,842)	$6,158	$(4,083)
Customer-related	16,106	(2,641)	5,836	(1,449)
Technology-related	6,445	(993)	3,014	(581)
Artistic-related	25	(10)	25	(7)
Acquired intangible assets	$28,957	$(8,486)	$15,033	$(6,120)

The weighted-average amortization period is nine years for marketing-related, customer-related and technology-related intangible assets and ten years for artistic-related intangible assets. Amortization of acquired intangible assets was $2,470 in 2005, $2,274 in 2004 and $953 in 2003. Based on acquired intangible assets recorded at September 24, 2005, amortization is estimated to be $3,844 in 2006, $2,842 in 2007, $2,360 in 2008, $2,224 in 2009 and $2,156 in 2010.

Note 7 - Indebtedness

Long-term debt consists of:

September 24, 2005		September 25, 2004

U.S. credit facility:
- revolving credit facility	$99,400	$243,000
- term loan	37,500	52,500
International and other U.S. term loan agreements	8,467	11,741
Obligations under capital leases	2,521	3,125
Senior debt	147,888	310,366
6 ¼% senior subordinated notes	200,124	-
Total long-term debt	348,012	310,366
Less current installments	(17,035)	(18,700)
Long-term debt	$330,977	$291,666

The Company's U.S. credit facility consists of a $315,000 revolving credit facility and a $75,000 term loan. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3,750. The credit facility is secured by substantially all of the Company's U.S. assets. The credit facility agreement contains various covenants which, among others, specify minimum net worth, interest coverage and fixed charge coverage and limit leverage, capital expenditures and payment of cash dividends on common stock. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin and is currently 125 basis points.

On January 10, 2005, the Company completed the sale of $150,000 aggregate principal amount of senior subordinated notes due January 15, 2015 with a coupon interest rate of 6 ¼%, with interest paid semiannually on January 15 and July 15 of each year. On September 12, 2005, the Company completed the sale of an additional $50,000 aggregate principal amount of 6 ¼% senior subordinated notes at 100.25% of par. The aggregate net proceeds of $196,515 were used to repay indebtedness under its bank credit facility, thereby increasing the unused portion of its revolving credit facility.

In addition to its U.S. credit facility, the Company maintains short-term credit facilities with banks throughout the world. These short-term facilities are principally demand lines subject to revision by the banks. At September 24, 2005, the Company had $219,247 of unused borrowing capacity, including $195,728 from the U.S. credit facility. Commitment fees are charged on some of these arrangements and on the credit facility based on a percentage of the unused amounts available and are not material.

International and other U.S. term loan agreements of $8,467 at September 24, 2005 consist of financing provided by various banks to certain foreign subsidiaries. These term loans are being repaid through 2013 and carry interest rates ranging from 4% to 8%.

Maturities of long-term debt are $17,035 in 2006, $16,158 in 2007, $107,730 in 2008, $859 in 2009, $897 in 2010 and $205,333 thereafter.

At September 24, 2005, the Company had pledged assets with a net book value of $631,890 as security for long-term debt.

The Company's only financial instrument for which the carrying value at times differs from its fair value is long-term debt. At September 24, 2005, the fair value of long-term debt was $348,388 compared to its carrying value of $348,012. The fair value of long-term debt was estimated based on quoted market prices.

Note 8 - Derivative Financial Instruments

The Company principally uses derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. The Company enters into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders' equity as a component of Accumulated Other Comprehensive Loss (AOCL). These deferred gains and losses are amortized into interest expense during the periods in which the related interest payments on the variable-rate debt affect earnings. However, to the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2005, 2004 or 2003.

During 2003, the Company entered into interest rate swaps with a $180,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. Of the $180,000 notional amount, $90,000 matured in the second quarter of 2005. At September 24, 2005, the Company had outstanding interest rate swaps with a $90,000 notional amount, effectively converting the amount of variable-rate debt to a fixed-rate debt. Of the $90,000 notional amount, $55,000 matures in the second quarter of 2006 and $35,000 matures in the first quarter of 2007. Based on the current applicable margin, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.8% and 3.6%, respectively, through their maturities, at which times the interest will revert back to a variable rate based on LIBOR plus the applicable margin.

The fair value of interest rate swaps at September 24, 2005 was a net $1,262 asset, which is included in other current assets and other noncurrent assets. The fair value of interest rate swaps at September 25, 2004 was a net $248 asset, most of which is included in other current assets and other non current assets. Of the $688 accumulated gain on derivatives reported in AOCL at September 24, 2005, $620 of net gains are expected to be reclassified to earnings in the next twelve months as settlements occur.

As a result of the acquisition of the Power and Data Technologies Group of the Kaydon Corporation, the Company had foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period end exchange rates. The resulting gains or losses are recorded in the statement of earnings. To minimize the foreign currency exposure, the Company entered into foreign currency forwards with a notional amount of $29,724. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statement of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At September 24, 2005, the fair value of the foreign currency forwards was a $638 liability, most of which was included in current liabilities.

Note 9 - Employee Benefit Plans

The Company maintains defined benefit plans in seven countries covering substantially all employees. The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans for 2005 and 2004 are as follows:

	U.S. Plans		Non-U.S. Plans
August 31 measurement date	2005	2004	2005	2004

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$290,810	$250,966	$69,750	$61,398
Service cost	13,443	11,369	2,405	2,099
Interest cost	17,613	16,018	3,707	3,243
Contributions by plan participants	-	-	216	218
Actuarial losses	43,259	22,413	14,895	1,339
Foreign currency exchange impact	-	-	(2,121)	4,058
Benefits paid from plan assets	(10,125)	(9,977)	(958)	(700)
Benefits paid by Company	(151)	(139)	(1,102)	(851)
Plan amendments	-	160	-	(1,054)
Mortality table rate change	7,725	-	-	-
Acquisition	-	-	6,636	-
Projected benefit obligation at end of year	$362,574	$290,810	$93,428	$69,750

Change in plan assets:
Fair value of assets at beginning of year	$218,916	$172,205	$26,104	$20,232
Actual return on plan assets	41,174	24,183	4,712	1,275
Employer contributions	2,000	32,505	2,371	3,708
Contributions by plan participants	-	-	216	218
Benefits paid	(10,125)	(9,977)	(958)	(700)
Foreign currency exchange impact	-	-	(719)	1,371
Acquisition	-	-	5,083	-
Fair value of assets at end of year	$251,965	$218,916	$36,809	$26,104

Funded status	$(110,609)	$(71,894)	$(56,619)	$(43,646)
Unrecognized net actuarial losses	110,385	85,124	21,593	11,198
Unrecognized prior service cost	3,754	4,870	(451)	(504)
Contributions made after the measurement date	6,000	-	439	372
Net amount recognized	$9,530	$18,100	$(35,038)	$(32,580)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$6,000	$-	$1,772	$1,626
Accrued and long-term pension liabilities	(75,668)	(45,066)	(50,139)	(42,024)
Intangible asset	3,754	4,870	137	202
Accumulated other comprehensive loss, before taxes	75,444	58,296	13,192	7,616
Net amount recognized	$9,530	$18,100	$(35,038)	$(32,580)

The total accumulated benefit obligation as of the measurement dates for all defined benefit pension plans was $412,847 in 2005 and $327,958 in 2004. At the measurement date in 2005, one plan's fair value of plan assets of $6,252 exceeded its accumulated benefit obligation of $5,411. At the measurement date in 2004, that plan's fair value of plan assets of $5,083 exceeded its accumulated benefit obligation of $3,666. The following table provides aggregate information for the other pension plans, which have projected benefit obligations or accumulated benefit obligations in excess of plan assets:

August 31 measurement date	2005	2004

Projected benefit obligation	$448,856	$355,791
Accumulated benefit obligation	407,436	324,292
Fair value of plan assets	282,522	239,937

Plan assets at September 24, 2005 consist primarily of publicly traded stocks, bonds, mutual funds, and $33,970 in Company stock based on quoted market prices. Company stock included in plan assets consists of 149,022 shares of Class A Common Stock and 1,001,034 shares of Class B Common Stock. The Company's funding policy is to contribute at least the amount required by law in the respective countries.

Weighted-average assumptions used to determine benefit obligations as of the measurement dates and weighted-average assumptions used to determine net periodic benefit cost for 2005, 2004 and 2003 are as follows:

	U.S. Plans			Non-U.S. Plans

August 31 measurement date	2005	2004	2003	2005	2004	2003

Assumptions for net periodic benefit cost
Discount rate	6.0%	6.5%	6.9%	5.2%	5.3%	5.4%
Return on assets	8.9%	8.9%	8.5%	6.0%	5.7%	5.5%
Rate of compensation increase	3.4%	3.3%	3.8%	3.7%	3.7%	3.4%
Assumptions for benefit obligations
Discount rate	5.3%	6.0%	6.5%	4.4%	5.2%	5.3%
Rate of compensation increase	3.3%	3.4%	3.3%	3.5%	3.7%	3.7%

In addition, the Company maintains various defined contribution plans. Pension expense for all plans for 2005, 2004 and 2003 is as follows:

	U.S. Plans			Non-U.S. Plans
	2005	2004	2003	2005	2004	2003
Service cost	$13,443	$11,369	$8,327	$2,405	$2,099	$1,821
Interest cost	17,613	16,018	15,063	3,707	3,243	2,768
Expected return on plan assets	(20,220)	(18,504)	(15,121)	(1,651)	(1,223)	(894)
Amortization of prior service cost	1,116	1,076	1,076	(43)	(24)	20
Amortization of transition obligation	-	-	-	-	105	174
Amortization of actuarial loss	4,770	1,493	231	696	763	816
Pension expense for defined benefit plans	16,722	11,452	9,576	5,114	4,963	4,705
Pension expense for defined contribution plans	952	802	616	996	1,261	683
Total pension expense	$17,674	$12,254	$10,192	$6,110	$6,224	$5,388

Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The return on assets assumption reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. The Company selects the return on assets assumption by considering its current and target asset allocation, which is around 85% equities and 15% debt and other securities for U.S. plan assets and 65% equities and 35% debt and other securities for non-U.S. plan assets, as well as historical and expected returns on each category of plan assets.

As of the measurement dates, equity securities represented 89% and 83% of the fair value of U.S. plan assets and 65% and 67% of the fair value of non-U.S. plan assets in 2005 and 2004, respectively. Debt and other securities represented 11% and 17% of the fair value of U.S. plan assets and 35% and 33% of the fair value of non-U.S. plan assets in 2005 and 2004, respectively.

Benefits expected to be paid from U.S. plans are $10,725 in 2006, $11,650 in 2007, $12,744 in 2008, $13,993 in 2009, $15,233 in 2010 and $93,000 for the five years thereafter. Benefits expected to be paid from the non-U.S. plans are $1,900 in 2006, $2,280 in 2007, $2,517 in 2008, $2,290 in 2009, $2,516 in 2010 and $18,761 for the five years thereafter.

The Company presently anticipates contributing approximately $12,000 to the U.S. plan and $4,986 to the non-U.S. plans in 2006.

Employee and management profit sharing reflects a discretionary payment based on the financial performance of the Company. Profit share expense was $11,000, $11,050 and $6,600 in 2005, 2004 and 2003, respectively.

The Company has a Savings and Stock Ownership Plan (SSOP) that includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the SSOP can acquire Company stock at market value, with the Company providing a 25% share match. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 24, 2005, the participants in the SSOP owned 1,303,057 Class A shares and 1,853,480 Class B shares.

The Company provides postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. The changes in the accumulated benefit obligation of this unfunded plan for 2005 and 2004 are shown in the following table. There are no plan assets. The transition obligation is being recognized over 20 years through 2014.

August 31 measurement date	September 24, 2005	September 25, 2004
Change in Accumulated Postretirement Benefit
Obligation (APBO):
APBO at beginning of year	$17,859	$17,007
Service cost	321	223
Interest cost	1,059	1,061
Contributions by plan participants	1,230	927
Benefits paid	(2,881)	(2,207)
Actuarial losses	910	848
Mortality table rate change	430	-
APBO at end of year	$18,928	$17,859

Funded status	$(18,928)	$(17,859)
Unrecognized transition obligation	3,155	3,549
Unrecognized prior service cost	1,362	1,648
Unrecognized losses	6,138	5,433
Accrued postretirement benefit liability	$(8,273)	$(7,229)

The Company will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and believes that it will receive a federal subsidy. In accordance with FASB Staff Position No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act)," the recognition of the Act reduced actuarial losses and the measurement date APBO by $1,171 and had no impact on net periodic postretirement benefit cost in 2005. The Company estimates that net periodic benefit cost will be reduced by $83 in 2006 as a result of the Act.

The cost of the postretirement benefit plan is as follows:

	2005	2004	2003

Service cost	$321	$223	$212
Interest cost	1,059	1,061	1,028
Amortization of transition obligation	394	394	394
Amortization of prior service cost	286	286	286
Amortization of actuarial loss	635	266	165
Net periodic postretirement benefit cost	$2,695	$2,230	$2,085

As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 5.25% in 2005, 6.0% in 2004 and 6.5% in 2003. As of the measurement date, the assumed discount rate used in the accounting for the net periodic postretirement benefit cost was 6.0% in 2005, 6.5% in 2004 and 6.9% in 2003.

For measurement purposes, a 10%, 7% and 11% annual rate of increase in the per capita cost of medical and drug costs before age 65, medical costs after age 65 and drug costs after age 65, respectively, were assumed for 2006, all gradually decreasing to 5.0% for 2013 and years thereafter. A one percentage point increase in this rate would increase the accumulated postretirement benefit obligation as of the measurement date in 2005 by $1,018, while a one percentage point decrease in this rate would decrease the accumulated postretirement benefit obligation by $911. A one percentage point increase or decrease in this rate would not have a material effect on the total service cost and interest cost components of the net periodic postretirement benefit cost.

Note 10 - Income Taxes

The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2005	2004	2003
Earnings before income taxes:
Domestic	$58,429	$45,870	$38,164
Foreign	37,372	37,193	20,493
Eliminations	(883)	406	(408)
Total	$94,918	$83,469	$58,249
Computed expected tax expense	$33,221	$29,216	$20,387
Increase (decrease) in income taxes
resulting from:
Foreign tax rates	13	(2,529)	(2,721)
Nontaxable export sales	(2,088)	(2,164)	(3,308)
State taxes, net of federal benefit	1,375	857	(252)
Change in foreign statutory tax rates	377	-	-
Foreign tax credits	(3,828)	-	-
Change in valuation allowance
for deferred taxes	807	610	1,013
Other	249	192	435
Income taxes	$30,126	$26,182	$15,554
Effective income tax rate	31.7%	31.4%	26.7%

At September 24, 2005, certain foreign subsidiaries had net operating loss carryforwards totaling $18,687. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries. The increase in the valuation allowance relates to net operating losses in Luxembourg and state investment tax credits and reflects recent operating performance and future financial projections, tax planning strategies and the allowable tax carry forward period.

No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries' undistributed earnings ($167,253 at September 24, 2005) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the Company.

In October 2004, President Bush signed the American Job Creation Act of 2004, which contains provisions related to the distribution of the earnings of foreign subsidiaries. The Company has finished its analysis of the foreign dividend repatriation provisions in the American Job Creation Act of 2004 and concluded that it is not advantageous for the Company to effect such dividend payment.

The components of income taxes are as follows:

	2005	2004	2003
Current:
Federal	$12,457	$13,972	$(1,746)
Foreign	11,647	10,320	1,585
State	1,569	1,319	200
Total current	25,673	25,611	39
Deferred:
Federal	3,348	61	12,387
Foreign	559	502	3,716
State	546	8	(588)
Total deferred	4,453	571	15,515
Income taxes	$30,126	$26,182	$15,554

Current income taxes were significantly higher in 2005 and 2004 compared to 2003, as a result of higher pre-tax profits and increases to taxable income for pensions and other employee benefits.

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

September 24, 2005		September 25, 2004
Deferred tax assets:
Benefit accruals	$59,172	$47,432
Contract loss reserves not currently deductible	4,883	4,827
Tax benefit carryforwards	7,066	7,623
Inventory	10,327	11,686
Other accrued expenses	5,931	5,515
Total gross deferred tax assets	87,379	77,083
Less: valuation allowance	(5,835)	(4,519)
Total net deferred tax assets	81,544	72,564
Deferred tax liabilities:
Differences in bases and depreciation
of property, plant and equipment	63,814	53,424
Pension	10,069	10,391
Other	1,432	624
Total gross deferred tax liabilities	75,315	64,439
Net deferred tax assets	$6,229	$8,125

Net deferred tax assets are included in the balance sheet as follows:

	September 24, 2005	September 25, 2004
Current assets	$34,676	$33,033
Other assets	8,753	9,632
Other accrued liabilities	(896)	(342)
Long-term liabilities	(36,304)	(34,198)
Net deferred tax assets	$6,229	$8,125

Note 11 - Shareholders' Equity

Class A and Class B Common Stock share equally in the earnings of the Company, and are identical with certain exceptions. Other than on matters relating to the election of directors or as required by law where the holders of Class A and Class B shares vote as separate classes, Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 11,345 in 2005, 149,512 in 2004 and 24,708 in 2003.

Class A shares reserved for issuance at September 24, 2005 are as follows:

Shares

Conversion of Class B to Class A shares	4,249,766
2003 Stock Option Plan	1,350,000
1998 Stock Option Plan	1,323,862
Class A shares reserved for issuance	6,923,628

The Board of Directors of the Company approved a three-for-two stock split, effected in the form of a 50% stock distribution, of its Class A and Class B Common Stock to shareholders of record on March 18, 2005, distributed April 1, 2005. As a result, the number of Class A common shares outstanding increased from 22,920,288 to 34,378,961 and the number of Class B common shares outstanding increased from 3,138,200 to 4,707,100 on the distribution date.

The Board of Directors of the Company approved a three-for-two stock split, effected in the form of a 50% stock distribution, of its Class A and Class B Common Stock to shareholders of record on January 26, 2004, distributed February 17, 2004. As a result, the number of Class A common shares outstanding increased from 15,237,995 to 22,856,443 and the number of Class B common shares outstanding increased from 2,092,541 to 3,138,626 on the distribution date.

All share and per share amounts included in the financial statements have been restated where applicable to show the effects of the stock splits.

On September 16, 2003, the Company completed the offering and sale of 4,528,125 shares of Class A Common Stock at a price of $16.89 per share. The Company used the net proceeds of $72,171 to pay a portion of the purchase price of the Company's September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems Inc., a subsidiary of Northrop Grumman Corporation.

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

Note 12 - Stock Options

The Company has stock option plans that authorize the issuance of options for shares of Class A Common Stock to directors, officers and key employees. The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A Common Stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A Common Stock. Under the terms of the plans, options may be either incentive or non-qualified. Options issued as of September 24, 2005 consisted of both incentive options and non-qualified options. The exercise price, determined by a committee of Board of Directors, may not be less than the fair market value of the Class A Common Stock on the grant date. Options become exercisable over periods not exceeding ten years.

Shares under options are as follows:

	Class A	Weighted Average
1998 Plan	Stock Options	Exercise Price
Outstanding at September 28, 2002	1,367,289	$8.93
Granted in 2003	415,125	12.71
Exercised in 2003	(139,050)	5.94
Outstanding at September 27, 2003	1,643,364	10.14
Granted in 2004	138,372	19.74
Exercised in 2004	(330,798)	8.69
Outstanding at September 25, 2004	1,450,938	11.38
Exercised in 2005	(147,017)	9.77
Outstanding at September 24, 2005	1,303,921	$11.56

	Class A	Weighted Average
2003 Plan	Stock Options	Exercise Price
Outstanding at September 27, 2003	-	$-
Granted in 2004	101,250	21.41
Outstanding at September 25, 2004	101,250	21.41
Granted in 2005	483,972	27.99
Outstanding at September 24, 2005	585,222	$26.85

Exercisable options are as follows:

	Exercisable
		Weighted Average
	Shares	Exercise Price
September 27, 2003	598,673	$9.80
September 25, 2004	468,880	$9.98
September 24, 2005	488,591	$10.18

The following table summarizes information about stock options outstanding at September 24, 2005.

	Outstanding			Exercisable
	Weighted-		Weighted-		Weighted-
	Average		Average		Average
	Remaining		Exercise		Exercise
Exercise Price Range	Life in Years	Shares	Price	Shares	Price
$ 7.07 - 10.04	4.5	657,734	$8.48	367,275	$8.68
12.53 - 15.24	7.1	507,815	13.33	107,008	13.84
19.74 - 23.88	8.2	239,622	20.30	14,308	21.44
26.65 - 28.89	9.2	483,972	27.99	-	-
	6.8	1,889,143	$16.28	488,591	$10.18

Note 13 - Stock Employee Compensation Trust

In 2004, the Company established a Stock Employee Compensation Trust (SECT) to assist in administering and provide funding for employee stock plans and benefit programs, including the Moog Inc. Savings and Stock Ownership Plan (SSOP).The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.

Note 14 - Other Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, consists of:

	2005	2004	2003
Accumulated gain (loss) on derivatives adjustment:
Net increase (decrease) in fair value of
derivatives, net of taxes of $351 in 2005,
$62 in 2004 and $(1,035) in 2003	$569	$110	$(1,664)
Net reclassification from accumulated
other comprehensive loss into earnings,
net of taxes of $(82) in 2005,
$714 in 2004 and $834 in 2003	(145)	1,150	1,325
Accumulated gain (loss) on derivatives adjustment	424	1,260	(339)
Foreign currency translation adjustment	(2,840)	8,040	13,150
Minimum pension liability adjustment,
net of taxes of $(8,794) in 2005,
$(4,698) in 2004 and $(3,399) in 2003	(14,085)	(7,362)	(5,288)
Other comprehensive income (loss)	$(16,501)	$1,938	$7,523

Accumulated other comprehensive income (loss), net of tax, consists of:
	September 24, 2005	September 25, 2004
Accumulated foreign currency translation	$11,034	$13,874
Accumulated minimum pension liability	(55,353)	(41,268)
Accumulated gain on derivatives	688	264
Accumulated other comprehensive loss	$(43,631)	$(27,130)

Note 15 - Segments

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

The Company is currently working on several large development programs including the F-35 Joint Strike Fighter, Indian Light Combat Aircraft, Boeing's 787 Dreamliner, Airbus A400M and two unmanned aerial vehicles, the X-45 and X-47. The F-35 is the largest of these programs. The 787 and the A400M programs began design and development in 2004. The Company's large military production programs include the F/A-18E/F Super Hornet, F-15 Eagle and the V-22 Osprey. The large commercial production programs include the full line of Boeing 7-series of aircraft. Aftermarket sales, including repairs and spare parts, represented 35% of Aircraft Control sales in 2005. Customers include Airbus, BAE, Boeing, Bombardier, Honeywell and Lockheed Martin.

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

Industrial Controls is a diverse segment, serving customers around the world and in many markets. Six major markets, plastics making machinery, power generating turbines, metal forming, heavy industry, material test and simulation, generate over half of total sales in this segment. The Company differentiates itself in industrial markets by providing performance-based, customized products and systems, process expertise, best-in-class products in every leading technology and superior aftermarket support. As a result of the acquisition of FCS Control Systems, the Company has enhanced its simulator and automotive test markets and entered into the aerospace test markets.

For the plastics making machinery market, the Company designs, manufactures and integrates systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. In the power generation turbine market, the Company designs, manufactures and integrates complete control assemblies for fuel, steam and variable geometry control applications that include wind turbines. Metal forming markets use Company designed and manufactured systems that provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses the Company's high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. For the material test markets, the Company supplies controls for automotive testing, structural testing and fatigue testing. Its hydraulic and electromechanical motion simulation bases are used for the flight simulation and training markets. Other markets include material handling and testing, auto racing, carpet tufting, paper mills and lumber mills. Customers include FlightSafety, Tuftco, Huskey, Cooper and Schlumberger.

Many of the same markets, including military and commercial aerospace, defense controls and industrial applications, that drive sales in the other segments of the Company, affect Components. In addition, Components serves two medical equipment markets. As a result of the acquisition of the Power and Data Technologies Group of the Kaydon Corporation late in 2005, the Company entered into the market of highly specialized marine applications.

This segment's three largest product categories, slip rings, fiber optic rotary joints and motors, serve broad markets. Slip rings and fiber optic rotary joints allow unimpeded rotation while delivering power and data across a rotating joint using sliding contacts or fiber optics. They come in a range of sizes that allow them to be used in many applications that include diagnostic imaging, particularly CT scan medical equipment featuring high-speed data communications, de-icing and data transfer for rotorcraft, forward-looking infrared camera installations, radar pedestals, material handling, surveillance cameras, packaging and robotics.

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

Sales to Boeing were $112,779, $119,167 and $115,328 in 2005, 2004 and 2003, respectively, including sales to Boeing Commercial Airplanes of $35,726, $30,608 and $37,813 in 2005, 2004, and 2003, respectively. Sales to Lockheed Martin were $103,259, $94,921 and $79,156 in 2005, 2004 and 2003, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing and Lockheed Martin, were $358,234, $356,705 and $288,687 in 2005, 2004 and 2003, respectively. Sales to Boeing, Lockheed Martin and the U.S. Government and its prime- or sub-contractors are made primarily from the Aircraft Controls and Space and Defense Controls segments.

Segment information for the years ended 2005, 2004 and 2003 and reconciliations to consolidated amounts are as follows:

	2005	2004	2003
Net sales:
Aircraft Controls	$451,692	$411,867	$404,017
Space and Defense Controls	128,478	115,778	114,100
Industrial Controls	314,952	281,569	237,373
Components	156,220	129,638	-
Net sales	$1,051,342	$938,852	$755,490

Operating profit and margins:
Aircraft Controls	$63,900	$63,328	$70,295
	14.1%	15.4%	17.4%
Space and Defense Controls	11,078	3,235	3,111
	8.6%	2.8%	2.7%
Industrial Controls	26,997	24,288	14,302
	8.6%	8.6%	6.0%
Components	21,046	15,590	-
	13.5%	12.0%	-
Total operating profit	123,021	106,441	87,708
	11.7%	11.3%	11.6%
Deductions from operating profit:
Interest expense	(13,671)	(11,080)	(17,122)
Corporate and other expenses, net	(14,432)	(11,892)	(12,337)
Earnings before income taxes	$94,918	$83,469	$58,249

Depreciation and amortization expense:
Aircraft Controls	$15,547	$15,721	$15,487
Space and Defense Controls	4,737	3,581	3,156
Industrial Controls	10,855	11,128	9,785
Components	3,894	3,857	-
	35,033	34,287	28,428
Corporate	1,174	1,221	1,107
Total depreciation and amortization	$36,207	$35,508	$29,535

Identifiable assets:
Aircraft Controls	$477,852	$451,015	$467,467
Space and Defense Controls	157,234	125,821	139,517
Industrial Controls	382,923	364,117	309,944
Components	253,177	164,925	-
	1,271,186	1,105,878	916,928
Corporate	32,141	19,050	74,652
Total assets	$1,303,327	$1,124,928	$991,580

Capital expenditures:
Aircraft Controls	$18,070	$16,436	$16,422
Space and Defense Controls	4,417	2,619	1,700
Industrial Controls	15,882	13,663	10,017
Components	2,819	1,579	-
Total capital expenditures	$41,188	$34,297	$28,139

Operating profit is net sales less cost of sales and other operating expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

Sales, based on the customer's location, and property, plant and equipment by geographic area are as follows:

	2005	2004	2003
Net sales:
United States	$573,919	$533,203	$449,856
Germany	75,651	72,376	52,369
Japan	60,651	54,511	42,767
Italy	49,854	46,445	35,722
Other	291,267	232,317	174,776
Net sales	$1,051,342	$938,852	$755,490
Property, plant and equipment:
United States	$162,372	$158,488	$140,392
Germany	28,984	30,439	15,740
Philippines	25,323	19,664	19,347
Italy	10,598	11,272	7,553
Japan	9,964	10,326	10,928
Other	25,600	16,554	14,209
Property, plant and equipment	$262,841	$246,743	$208,169

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

The Company leases certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $16,660 in 2005, $15,917 in 2004 and $16,527 in 2003. Future minimum rental payments required under noncancelable operating leases are $12,531 in 2006, $11,145 in 2007, $8,731 in 2008, $5,888 in 2009, $4,176 in 2010 and $10,353 thereafter.

The Company is contingently liable for $19,872 of standby letters of credit issued by a bank to third parties on behalf of the Company at September 24, 2005. Purchase commitments outstanding at September 24, 2005 are $218,787, including $37,064 for property, plant and equipment.

Note 17 - Quarterly Data - Unaudited

Net Sales and Earnings

			2005					2004
	1st	2nd	3rd	4th		1st	2nd	3rd	4th
	Qtr.	Qtr.	Qtr.	Qtr.	Total	Qtr.	Qtr.	Qtr.	Qtr.	Total
Net sales	$249,303	$255,237	$266,032	$280,770	$1,051,342	$225,985	$234,069	$238,652	$240,146	$938,852
Gross profit	75,420	80,893	84,729	87,250	328,292	66,497	73,860	72,784	73,264	286,405
Net earnings	14,975	15,770	16,652	17,395	64,792	12,656	14,085	14,802	15,744	57,287
Per share data:
Basic	$.39	$.41	$.43	$.45	$1.68	$.33	$.36	$.38	$.41	$1.48
Diluted	$.38	$.40	$.42	$.44	$1.64	$.32	$.35	$.37	$.40	$1.45

Note: Quarterly amounts may not add to the total due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of Moog Inc.:

We have audited the accompanying consolidated balance sheets of Moog Inc. and subsidiaries as of September 24, 2005 and September 25, 2004, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended September 24, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moog Inc. and subsidiaries at September 24, 2005 and September 25, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 24, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Moog Inc.'s internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2005 expressed an unqualified opinion thereon.

Buffalo, New York
November 23, 2005

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f ) of the Exchange Act. Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 24, 2005 based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting is effective as of September 24, 2005.

The Company completed two acquisitions in fiscal year 2005, which were excluded from the Company's management report on internal control over financial reporting as of September 24, 2005. On July 26, 2005, the Company acquired the Power and Data Technologies Group of the Kaydon Corporation and on August 11, 2005, the Company acquired FCS Control Systems, which are included in the Company's 2005 consolidated financial statements and collectively constituted $146.7 million and $127.4 million of total and net assets, respectively, as of September 24, 2005 and $11.6 million and $0.3 million of revenue and net income, respectively, for the year then ended.

Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, (1) on the Company's management assessment of the effectiveness of our internal control over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

By	ROBERT T. BRADY
Robert T. Brady Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

By	ROBERT R. BANTA
Robert R. Banta Executive Vice President, Chief Financial Officer, and Director (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Shareholders and Board of Directors of Moog Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Moog Inc. maintained effective internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Moog Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Power and Data Technologies Group of the Kaydon Corporation acquired on July 26, 2005 and of FCS Control Systems acquired on August 11, 2005, which are included in the 2005 consolidated financial statements of Moog Inc. and collectively constituted $146.7 million and $127.4 million of total and net assets, respectively, as of September 24, 2005 and $11.6 million and $0.3 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Moog Inc. also did not include an evaluation of the internal control over financial reporting of the Power and Data Technologies Group of the Kaydon Corporation acquired on July 26, 2005 and of FCS Control Systems acquired on August 11, 2005.

In our opinion, management's assessment that Moog Inc. maintained effective internal control over financial reporting as of September 24, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Moog Inc. maintained, in all material respects, effective internal control over financial reporting as of September 24, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Moog Inc. and subsidiaries as of September 24, 2005 and September 25, 2004, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended September 24, 2005 of Moog Inc. and our report dated November 23, 2005 expressed an unqualified opinion thereon.

Buffalo, New York
November 23, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15-d15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Management's Report on Internal Control over Financial Reporting.

See the report appearing under Item 8, Financial Statements and Supplemental Data on page 73 of this report.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required herein with respect to directors of the Company and certain information required herein with respect to the executive officers of the Company is incorporated by reference to the 2005 Proxy. Other information required herein is included in Item 1, Business, under "Executive Officers of the Registrant" on pages 41 and 42 of this report.

The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is available upon request without charge by contacting the Chief Financial Officer at (716) 652-2000.

Item 11. Executive Compensation.

The information required herein is incorporated by reference to the 2005 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters.

The information required herein is incorporated by reference to the 2005 Proxy.

Item 13. Certain Relationships and Related Transactions.

The information required herein is incorporated by reference to the 2005 Proxy.

Item 14. Principal Accountant Fees and Services.

The information required herein is incorporated by reference to "Audit Fees and Pre-Approval Policy" in the 2005 Proxy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

1. Index to Financial Statements.

The following financial statements are included:

(i)	Consolidated Statements of Earnings for the years ended September 24, 2005, September 25, 2004 and September 27, 2003.
(ii)	Consolidated Balance Sheets as of September 24, 2005 and September 25, 2004.
(iii)	Consolidated Statements of Shareholders' Equity for the years ended September 24, 2005, September 25, 2004 and September 27, 2003.
(iv)	Consolidated Statements of Cash Flows for the years ended September 24, 2005, September 25, 2004 and September 27, 2003.
(v)	Notes to Consolidated Financial Statements.
(vi)	Reports of Independent Registered Public Accounting Firm.

2. Index to Financial Statement Schedules.

The following Financial Statement Schedule as of and for the years ended September 24, 2005, September 25, 2004 and September 27, 2003 is included in this Annual Report on Form 10-K:

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
(iii)	Stock Purchase Agreement dated October 20, 1998 between Raytheon Aircraft Company and Moog Inc., incorporated by reference to exhibit 2(i) of the Company's report on Form 8-K dated November 30, 1998.
(iv)	Asset Purchase and Sale Agreement by and between Litton Systems, Inc., and Moog Inc. dated as of August 14, 2003, incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated September 4, 2003.

(v)	Stock Purchase Agreement by and among Kaydon Corporation, Kaydon Corporation Limited and Kaydon Acquisition IX, Inc. and Moog Inc., Moog Controls Limited and Moog Canada Corporation dated July 26, 2005, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended June 25, 2005.
(3)	(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to exhibit (3) of the Company's Annual Report on Form 10-K for the year ended September 30, 1989.
	(ii)	Restated By-laws of the Company, incorporated by reference to appendix B of the proxy statement filed under Schedule 14A on December 2, 2003.
(4)	(i)	Form of Indenture between Moog Inc. and JPMorgan Chase Bank, N.A., as Trustee, dated January 10, 2005, relating to the 6¼% Senior Subordinated Notes due 2015, incorporated by reference to exhibit 4.1 of the Company's report on Form 8-K dated January 5, 2005.

	(ii)	First Supplemental Indenture between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005. (Filed herewith)
	(iii)	Registration Rights Agreement between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005. (Filed herewith)
(9)	(i)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of the Company's report on Form 8-K dated December 9, 1983.
	(ii)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of the Company's report on Form 8-K dated November 30, 1988.
(10)	(i)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of the Company's Annual Report on Form 10-K for the year ended September 28, 2002.

	(ii)	Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of the Company's Annual Report on Form 10-K for the year ended September 30, 1989.
(iii)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, incorporated by reference to exhibit 10(vii) of the Company's Annual Report on Form 10-K for the year ended September 25, 1999.

(iv)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978 - amended August 30, 1983, May 19, 1987, August 30, 1988, December 12, 1996, November 11, 1999 and November 29, 2001, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended December 31, 2002.

(v)	1998 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 5, 1998.
(vi)	2003 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 9, 2003.
(vii)	Amended and Restated Loan Agreement among Certain Lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of March 3, 2003, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 31, 2003.

(viii)	Modification No. 1 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of August 6, 2003, incorporated by reference to exhibit 10.1 of the Company's report on Form 8-K dated September 4, 2003.
(ix)	Moog Inc. Stock Employee Compensation Trust Agreement effective December 2, 2003, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended December 31, 2003.

(x)	Modification No. 2 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, as agent, and Moog Inc., dated as of March 5, 2004, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 31, 2004.

(xi)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of the Company's report on Form 8-K dated November 30, 2004.
(xii)	Forms of Stock Option Agreements under 1998 Stock Option Plan and 2003 Stock Option Plan, incorporated by reference to exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended September 25, 2004.

(xiii)	Modification No. 3 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, National Association, as agent, and Moog Inc., dated as of December 17, 2004, incorporated by reference to exhibit 10.1 of the Company's report on Form 8-K dated December 29, 2004.
(xiv)	Description of Management Profit Sharing Program, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 26, 2005.
(xv)	Modification No. 4 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, National Association, as agent, and Moog Inc., dated as of April 13, 2005, incorporated by reference to exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended March 26, 2005.

(xvi)	Modification No. 5 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, National Association, as agent, and Moog Inc., dated as of July 19, 2005, incorporated by reference to exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended June 25, 2005.
(21)	Subsidiaries of the Company.
Subsidiaries of the Company are listed below:
	(i)	Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland
	(ii)	Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary
	(iii)	Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
(a) Moog de Argentina Srl, Incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.
	(iv)	Moog Components Group Inc., Incorporated in New York, wholly-owned subsidiary
	(v)	Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines
	(vi)	Moog Controls Hong Kong Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary
	(a)	Moog Motion Controls (Shanghai) Co., Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.
(vii)	Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary
(viii)	Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
	(a)	Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.
	(b)	Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.
	(c)	IDM Technologies Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.
(ix)	Moog Control System (Shanghai) Co. Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary
(x)	Moog Europe Holdings y Cia, S.C.S., Incorporated in Spain, wholly-owned subsidiary
	(a)	Moog Holding GmbH KG, a partnership organized in Germany, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.
		(1)	Moog GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holding GmbH KG
		(1.a)	Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH
		(2)	Moog Hydrolux Sarl, Incorporated in Luxembourg, wholly-owned subsidiary of Moog Holding GmbH KG
		(3)	Pro Control AG, Incorporated in Switzerland, wholly-owned subsidiary of Moog Holding GmbH KG
		(4)	FCS Control Systems BV, Incorporated in the Netherlands, wholly-owned subsidiary of Moog Holding GmbH KG
		(4.a)	FCS Test Systems, Incorporated in the Netherlands, wholly-owned subsidiary of FCS Control Systems BV
		(4.b)	FCS Simulator Systems BV, Incorporated in the Netherlands, wholly-owned subsidiary of FCS Control Systems BV
		(4.c)	FCS Kelsey Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of FCS Control Systems BV
	(b)	Moog Verwaltungs GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.
	(c)	Moog Ireland International Financial Services Centre Limited, Incorporated in Ireland, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.
	(d)	Focal Technologies Corporation, Incorporated in Canada, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.
(xi)	Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary
(xii)	Moog Holland Aircraft Services BV, Incorporated in Holland, wholly-owned subsidiary
	(xiii)	Moog Industrial Controls Corporation, Incorporated in New York, wholly-owned subsidiary
	(xiv)	Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary
	(xv)	Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary
	(xvi)	Moog Properties, Inc., Incorporated in New York, wholly-owned subsidiary
	(xvii)	Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH
	(xviii)	Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
(a) Moog Motion Controls Private Limited, Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.
	(xvix)	Electro-Tec Corporation, Incorporated in Delaware, wholly-owned subsidiary
	(xvx)	FCS Com, Inc., Incorporated in Michigan, wholly-owned subsidiary
(23)		Consent of Ernst & Young LLP. (Filed herewith)
(31.1)		Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(31.2)		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(32.1)		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

MOOG INC.						Schedule II
Valuation and Qualifying Accounts Fiscal Years 2003, 2004 and 2005
(dollars in thousands)
	Balance at	Additions charged to			Foreign	Balance
	beginning	costs and			exchange impact	at end
Description	of year	expenses	Deductions	Acquisitions	and other	of year
Fiscal year ended September 27, 2003:
Contract loss reserves	$ 13,939	$ 16,787	$ 14,595	$ -	$ 16	$ 16,147
Allowance for doubtful accounts	3,390	1,669	2,357	-	276	2,978
Reserve for inventory valuation	27,516	7,651	1,509	-	936	34,594
Deferred tax valuation allowance	2,443	1,013	-	-	245	3,701

Fiscal year ended September 25, 2004:
Contract loss reserves	$ 16,147	$ 14,702	$ 17,218	$ 593	$ 87	$ 14,311
Allowance for doubtful accounts	2,978	2,004	2,091	-	105	2,996
Reserve for inventory valuation	34,594	10,261	5,798	-	942	39,999
Deferred tax valuation allowance	3,701	610	-	-	208	4,519

Fiscal year ended September 24, 2005:
Contract loss reserves	$ 14,311	$ 14,368	$ 14,536	$ 20	$ (42)	$ 14,121
Allowance for doubtful accounts	2,996	1,333	1,369	-	(17)	2,943
Reserve for inventory valuation	39,999	10,734	6,269	-	177	44,641
Deferred tax valuation allowance	4,519	1,264	-	-	52	5,835

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

Date: December 7, 2005

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

By	/s/ RICHARD A. AUBRECHT		By	/s/ KRAIG H. KAYSER
	Richard A. Aubrecht Director			Kraig H. Kayser Director

By	/s/ RAYMOND W. BOUSHIE		By	/s/ BRIAN J. LIPKE
	Raymond W. Boushie Director			Brian J. Lipke Director

By	/s/ JAMES L. GRAY		By	/s/ ROBERT H. MASKREY
	James L. Gray Director			Robert H. Maskrey Director

By	/s/ JOE C. GREEN		By	/s/ ALBERT F. MYERS
	Joe C. Green Director			Albert F. Myers Director

By	/s/ JOHN D. HENDRICK
John D. Hendrick Director

Exhibit Index

Exhibit	Description

(2)	(i)	Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated June 15, 1994.
(ii)	Asset Purchase Agreement dated as of September 22, 1996 between Moog Inc., Moog Controls Inc., International Motion Control Inc., Enidine Holdings, L.P. and Enidine Holding Inc., incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated October 28, 1996.

(iii)	Stock Purchase Agreement dated October 20, 1998 between Raytheon Aircraft Company and Moog Inc., incorporated by reference to exhibit 2(i) of the Company's report on Form 8-K dated November 30, 1998.
(iv)	Asset Purchase and Sale Agreement by and between Litton Systems, Inc., and Moog Inc. dated as of August 14, 2003, incorporated by reference to exhibit 2.1 of the Company's report on Form 8-K dated September 4, 2003.

(v)	Stock Purchase Agreement by and among Kaydon Corporation, Kaydon Corporation Limited and Kaydon Acquisition IX, Inc. and Moog Inc., Moog Controls Limited and Moog Canada Corporation dated July 26, 2005, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended June 25, 2005.
(3)	(i)	Restated Certificate of Incorporation of the Company, incorporated by reference to exhibit (3) of the Company's Annual Report on Form 10-K for the year ended September 30, 1989.
	(ii)	Restated By-laws of the Company, incorporated by reference to appendix B of the proxy statement filed under Schedule 14A on December 2, 2003.
(4)	(i)	Form of Indenture between Moog Inc. and JPMorgan Chase Bank, N.A., as Trustee, dated January 10, 2005, relating to the 6¼% Senior Subordinated Notes due 2015, incorporated by reference to exhibit 4.1 of the Company's report on Form 8-K dated January 5, 2005.

	(ii)	First Supplemental Indenture between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005. (Filed herewith)
	(iii)	Registration Rights Agreement between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005. (Filed herewith)
(9)	(i)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of the Company's report on Form 8-K dated December 9, 1983.
	(ii)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of the Company's report on Form 8-K dated November 30, 1988.
(10)	(i)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of the Company's Annual Report on Form 10-K for the year ended September 28, 2002.

	(ii)	Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of the Company's Annual Report on Form 10-K for the year ended September 30, 1989.
(iii)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, incorporated by reference to exhibit 10(vii) of the Company's Annual Report on Form 10-K for the year ended September 25, 1999.

(iv)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978 - amended August 30, 1983, May 19, 1987, August 30, 1988, December 12, 1996, November 11, 1999 and November 29, 2001, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended December 31, 2002.

(v)	1998 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 5, 1998.
(vi)	2003 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 9, 2003.
(vii)	Amended and Restated Loan Agreement among Certain Lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of March 3, 2003, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 31, 2003.

(viii)	Modification No. 1 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, as agent, and Moog Inc. dated as of August 6, 2003, incorporated by reference to exhibit 10.1 of the Company's report on Form 8-K dated September 4, 2003.
(ix)	Moog Inc. Stock Employee Compensation Trust Agreement effective December 2, 2003, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended December 31, 2003.

(x)	Modification No. 2 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, as agent, and Moog Inc., dated as of March 5, 2004, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 31, 2004.

(xi)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of the Company's report on Form 8-K dated November 30, 2004.
(xii)	Forms of Stock Option Agreements under 1998 Stock Option Plan and 2003 Stock Option Plan, incorporated by reference to exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended September 25, 2004.

(xiii)	Modification No. 3 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, National Association, as agent, and Moog Inc., dated as of December 17, 2004, incorporated by reference to exhibit 10.1 of the Company's report on Form 8-K dated December 29, 2004.
(xiv)	Description of Management Profit Sharing Program, incorporated by reference to exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended March 26, 2005.
(xv)	Modification No. 4 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, National Association, as agent, and Moog Inc., dated as of April 13, 2005, incorporated by reference to exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended March 26, 2005.
(xvi)	Modification No. 5 to Amended and Restated Loan Agreement among certain lenders, HSBC Bank USA, National Association, as agent, and Moog Inc., dated as of July 19, 2005, incorporated by reference to exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended June 25, 2005.
(21)	Subsidiaries of the Company.
Subsidiaries of the Company are listed below:
	(i)	Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland
	(ii)	Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary
	(iii)	Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
(a) Moog de Argentina Srl, Incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.
	(iv)	Moog Components Group Inc., Incorporated in New York, wholly-owned subsidiary
	(v)	Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines
	(vi)	Moog Controls Hong Kong Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary
	(a)	Moog Motion Controls (Shanghai) Co., Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.
(vii)	Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary
(viii)	Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
	(a)	Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.
	(b)	Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.
	(c)	IDM Technologies Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.
(ix)	Moog Control System (Shanghai) Co. Ltd., Incorporated in People's Republic of China, wholly-owned subsidiary
(x)	Moog Europe Holdings y Cia, S.C.S., Incorporated in Spain, wholly-owned subsidiary
	(a)	Moog Holding GmbH KG, a partnership organized in Germany, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.
		(1)	Moog GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holding GmbH KG
		(1.a)	Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH
		(2)	Moog Hydrolux Sarl, Incorporated in Luxembourg, wholly-owned subsidiary of Moog Holding GmbH KG
		(3)	Pro Control AG, Incorporated in Switzerland, wholly-owned subsidiary of Moog Holding GmbH KG
		(4)	FCS Control Systems BV, Incorporated in the Netherlands, wholly-owned subsidiary of Moog Holding GmbH KG
		(4.a)	FCS Test Systems, Incorporated in the Netherlands, wholly-owned subsidiary of FCS Control Systems BV
		(4.b)	FCS Simulator Systems BV, Incorporated in the Netherlands, wholly-owned subsidiary of FCS Control Systems BV
		(4.c)	FCS Kelsey Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of FCS Control Systems BV
	(b)	Moog Verwaltungs GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.
	(c)	Moog Ireland International Financial Services Centre Limited, Incorporated in Ireland, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.
	(d)	Focal Technologies Corporation, Incorporated in Canada, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.
(xi)	Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary
(xii)	Moog Holland Aircraft Services BV, Incorporated in Holland, wholly-owned subsidiary
(xiii)	Moog Industrial Controls Corporation, Incorporated in New York, wholly-owned subsidiary
(xiv)	Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary
(xv)	Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary
(xvi)	Moog Properties, Inc., Incorporated in New York, wholly-owned subsidiary
(xvii)	Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH
(xviii)	Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
(a) Moog Motion Controls Private Limited, Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.
(xvix)	Electro-Tec Corporation, Incorporated in Delaware, wholly-owned subsidiary
(xvx)	FCS Com, Inc., Incorporated in Michigan, wholly-owned subsidiary

(23)	Consent of Ernst & Young LLP. (Filed herewith)
(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)