Form 10-Q
period 2006-02-09
MOOG INC
filed 2006-02-09
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes  X   No  __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X  Accelerated filer __  Non-accelerated filer  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes__   No X

The number of shares outstanding of each class of common stock as of February 3, 2006 were:

Class A Common Stock, $1.00 par value

     34,430,689   shares

Class B Common Stock, $1.00 par value

       4,275,316   shares

MOOG INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Condensed Balance Sheets
December 31, 2005 and September 24, 2005	3

Consolidated Condensed Statements of Earnings
Three Months Ended December 31, 2005 and
December 25, 2004	4

Consolidated Condensed Statements of Cash Flows
Three Months Ended December 31, 2005 and
December 25, 2004	5

Notes to Consolidated Condensed Financial
Statements	6-15

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	16-25

Item 3. Quantitative and Qualitative Disclosures about
Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	27

Item 6.	27

SIGNATURES	28

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

MOOG INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	December 31,	September 24,
	2005	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,543	$33,750
Receivables	305,103	296,986
Inventories	231,334	215,425
Other current assets	55,220	53,897
TOTAL CURRENT ASSETS	628,200	600,058

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $297,952 and $293,245, respectively	272,306	262,841
GOODWILL	384,187	378,205
INTANGIBLE ASSETS, net	31,106	24,786
OTHER ASSETS	34,849	37,437

TOTAL ASSETS	$1,350,648	$1,303,327

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$884	$885
Current installments of long-term debt	16,995	17,035
Accounts payable	77,399	70,180
Accrued liabilities	138,626	141,254
Contract loss reserves	15,953	14,121
Customer advances	42,815	43,877
TOTAL CURRENT LIABILITIES	292,672	287,352

LONG-TERM DEBT, excluding current installments
Senior debt	156,454	130,853
Senior subordinated notes	200,119	200,124
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	127,015	125,503
DEFERRED INCOME TAXES	35,530	36,304
OTHER LONG-TERM LIABILITIES	2,284	2,154
TOTAL LIABILITIES	814,074	782,290

SHAREHOLDERS' EQUITY
Common stock	45,730	45,730
Other shareholders' equity	490,844	475,307
TOTAL SHAREHOLDERS' EQUITY	536,574	521,037
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,350,648	$1,303,327

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended
	December 31,	December 25,
	2005	2004

Net sales	$310,171	$249,303
Cost of sales	209,574	173,883
Gross profit	100,597	75,420

Research and development	13,607	9,009
Selling, general and administrative	53,560	40,919
Interest	5,620	2,709
Other	327	(44)

Earnings before income taxes	27,483	22,827

Income taxes	10,686	7,852

Net earnings	$16,797	$14,975

Net earnings per share
Basic	$.43	$.39
Diluted	$.43	$.38

Average common shares outstanding
Basic	38,665,125	38,588,226
Diluted	39,339,472	39,444,668

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three Months Ended
	December 31,	December 25,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$16,797	$14,975
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	10,796	8,726
Stock compensation expense	2,012	-
Other	(12,701)	19,283
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,904	42,984

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of acquired cash	(23,335)	-
Purchase of property, plant and equipment	(16,877)	(8,994)
Other	95	13
NET CASH USED BY INVESTING ACTIVITIES	(40,117)	(8,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	25	(95)
Net proceeds from (repayments of) revolving lines of credit	30,000	(17,000)
Proceeds from long-term debt	126	132
Payments on long-term debt	(4,042)	(4,140)
Tax benefits from stock options	127	-
Other	471	750
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	26,707	(20,353)

Effect of exchange rate changes on cash	(701)	3,319
INCREASE IN CASH AND CASH EQUIVALENTS	2,793	16,969
Cash and cash equivalents at beginning of period	33,750	56,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,543	$73,670

CASH PAID FOR:
Interest	$2,174	$3,071
Income taxes	5,323	3,701

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005

(Unaudited)

(dollars in thousands, except per share data)

1.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of Moog Inc. as of December 31, 2005 and the results of its operations and its cash flows for the three months ended December 31, 2005 and December 25, 2004.  The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 24, 2005.  All references to years in these financial statements are to fiscal years.

The Company’s fiscal year ends on the last Saturday in September.  The Company’s financial statements will include 53 weeks in 2006 and 52 weeks in 2005.  The Company’s financial statements include fourteen weeks for the quarter ended December 31, 2005 compared to thirteen weeks for the quarter ended December 25, 2004.  While management believes this has a financial impact on the reported results this quarter that may affect the comparability of the financial statements presented, the impact has not been determined.

2.

Acquisitions

All of the Company’s acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.

On November 23, 2005, the Company acquired Flo-Tork Inc. for $24,000, financed with credit facility borrowings.  Flo-Tork is a leading designer and manufacturer of hydraulic and pneumatic rotary actuators and specialized cylinders for niche military and industrial applications.  This acquisition not only expands the Company’s reach within Industrial Controls, but also provides new opportunities for naval applications within Space and Defense Controls.

On August 11, 2005, the Company acquired FCS Control Systems for $46,670, financed primarily with existing cash in Europe.  FCS Control Systems is a business that produces high-fidelity electromechanical and electrohydraulic flight and vehicle simulation equipment and structural test systems for aerospace and automotive applications.  This acquisition expands the Company’s market for simulators in Europe and enhances the Company’s line of control loading actuation systems within Industrial Controls.

On July 26, 2005, the Company acquired the Power and Data Technologies Group of the Kaydon Corporation and financed the acquisition with credit facility borrowings.  In the first quarter of 2006, the Company received $665 in cash from the seller representing a working capital adjustment, resulting in an adjusted purchase price of $72,086.  This business manufactures electric and fiber-optic slip rings for industrial products, underwater applications and for European military applications.  This acquisition complements the Company’s existing line of products within Components.

The Company’s purchase price allocations for Flo-Tork, FCS Control Systems and the Power and Data Technologies Group of the Kaydon Corporation are based on preliminary estimates of fair values of assets acquired and liabilities assumed.  These estimates are subject to the finalization of the purchase price allocations.

In the second quarter of 2005, the Company acquired an industrial systems engineering business and a commercial aircraft repair business for $4,637.

3.

Stock-Based Compensation

The Company has stock option plans that authorize the issuance of options for shares of Class A Common Stock to directors, officers and key employees.  Stock option grants are designed to reward long-term contributions to the Company and provide incentives for recipients to remain with the Company.  The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A Common Stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A Common Stock. Under the terms of the plans, options may be either incentive or non-qualified. Options issued as of December 31, 2005 consisted of both incentive options and non-qualified options. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A Common Stock on the grant date. Options become exercisable over periods not exceeding ten years.  Upon exercise, the Company uses treasury stock as the source of those shares.

During the first quarter of 2006, the Company adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

Stock compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Vesting requirements vary for directors, officers and key employees.  In general, options granted to outside directors vest one year from the date of grant, options granted to officers vest on various schedules and options granted to key employees are graded vested over a five-year period from the date of grant.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted average fair value of the options was $11.22 for options granted during the three months ended December 31, 2005 and was $9.63 for options granted during the three months ended December 25, 2004.  The following table provides the range of assumptions used to value stock options during the three months ended December 31, 2005.

	Three Months Ended
	December 31,	December 25,
	2005	2004

Expected volatility	27% - 35%	36%
Risk-free rate	4.4% - 4.5%	3.3% - 4.4%
Expected dividends	0%	0%
Expected term (in years)	3-10 years	3-10 years

To determine expected volatility, the Company uses historical volatility based on weekly closing prices of its Class A Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate term of the options granted. Expected dividends are based on the Company’s history and expectation of dividend payouts. The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.

The table below reflects net earnings and net earnings per share for the three months ended December 31, 2005 compared with the pro forma information for the three months ended December 25, 2004 as follows:

	Three Months Ended
	December 31,	December 25,
	2005	2004

Net earnings, as reported for the prior period (1)	N/A	$ 14,975

Stock compensation expense	$ 2,012	349
Tax benefit	(564)	(26)

Stock compensation expense, net of tax (2)	1,448	323

Net earnings, including the effect of stock compensation expense (3)	$ 16,797	$ 14,652

Net earnings per share:
Basic, as reported for the prior period (1)	N/A	$ 0.39
Basic, including the effect of stock compensation expense (3)	$ 0.43	$ 0.38

Diluted, as reported for the prior period (1)	N/A	$ 0.38
Diluted, including the effect of stock compensation expense (3)	$ 0.43	$ 0.37

(1) Net earnings and earnings per share prior to 2006 did not include stock compensation expense for employee stock options.
(2) Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.
(3) Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS 123.

Stock compensation expense is included in selling, general and administrative expense.  The following table summarizes information about stock options outstanding and exercisable at December 31, 2005.

	Outstanding		Exercisable
		Weighted		Weighted
Exercise		Average		Average
Price		Exercise		Exercise
Range	Options	Price	Options	Price
$ 7.07 - 10.04	625,496	$ 8.50	464,097	$ 8.56
12.53 - 15.24	507,815	13.33	293,313	13.91
19.74 - 23.88	239,622	20.30	54,808	21.00
26.65 - 28.94	720,238	28.30	94,010	28.21
	2,093,171	$ 17.84	906,228	$ 13.08

Shares under options are as follows:

			Weighted
		Weighted	Average
	Class A	Average	Remaining	Aggregate
1998 Plan	Stock Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at September 24, 2005	1,303,921	$ 11.56
Exercised in 2006	(32,238)	8.10
Outstanding at December 31, 2005	1,271,683	$ 11.66	5.6	$ 21,265
Exercisable at December 31, 2005	787,782	$ 10.99	5.0	$ 13,698

			Weighted
		Weighted	Average
	Class A	Average	Remaining	Aggregate
2003 Plan	Stock Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at September 24, 2005	585,222	$ 26.85
Granted in 2006	236,266	28.94
Outstanding at December 31, 2005	821,488	$ 27.40	9.1	$ 944
Exercisable at December 31, 2005	118,446	$ 26.99	8.8	$ 164

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of Class A Common Stock of $28.38 as of December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date.

4.

Inventories

	December 31,	September 24,
	2005	2005
Raw materials and purchased parts	$81,872	$75,859
Work in process	110,152	101,487
Finished goods	39,310	38,079
	$231,334	$215,425

5.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended December 31, 2005 are as follows:

		Space
	Aircraft	& Defense	Industrial
	Controls	Controls	Controls	Components	Total
Balance as of September 24, 2005	$103,749	$45,664	$82,496	$146,296	$378,205
Current year acquisition	-	4,351	2,900	-	7,251
Adjustment to prior year acquisitions	28	-	102	(487)	(357)
Foreign currency translation	(17)	-	(1,060)	165	(912)
Balance as of December 31, 2005	$103,760	$50,015	$84,438	$145,974	$384,187

All acquired intangible assets other than goodwill are being amortized.  The weighted-average amortization period is nine years for marketing-related and customer-related intangible assets and ten years for technology-related and artistic-related intangible assets.  In total, these intangible assets have a weighted-average life of nine years.  Marketing-related intangible assets primarily consist of non-compete agreements. Customer-related intangible assets primarily consist of customer relationships.  Technology-related intangible assets primarily consist of engineering drawings, patents and intellectual property.  Amortization of acquired intangible assets was $1,427 and $475 for the three months ended December 31, 2005 and December 25, 2004.  Based on acquired intangible assets recorded at December 31, 2005, amortization is expected to be $5,125 in 2006, $3,666 in 2007, $3,061 in 2008, $2,926 in 2009 and $2,859 in 2010.  The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	December 31, 2005			September 24, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Marketing-related	$6,722	$(5,014)	$6,381	$(4,842)
Customer-related	20,880	(3,638)	16,106	(2,641)
Technology-related	9,091	(1,199)	6,445	(993)
Artistic-related	25	(10)	25	(10)
	$36,718	$(9,861)	$28,957	$(8,486)

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

	Three Months Ended
	December 31,	December 25,
	2005	2004
Warranty accrual at beginning of period	$4,733	$4,233
Warranties issued during period	1,217	1,459
Reductions for settling warranties	(1,284)	(1,175)
Foreign currency translation	(41)	208
Warranty accrual at end of period	$4,625	$4,725

7.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk associated with changes in interest rates that affect the amount of future interest payments.  At December 31, 2005, the Company had outstanding interest rate swaps with a $90,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. Of the $90,000 notional amount, $55,000 matures in the second quarter of 2006 and $35,000 matures in the first quarter of 2007.  Based on the applicable margin at December 31, 2005, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.8% and 3.6%, respectively, through their maturities, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin.  Activity in Accumulated Other Comprehensive Loss (AOCL) related to derivatives held by the Company during the first three months of 2006 is summarized below:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated gain at September 24, 2005	$1,119	$(431)	$688
Net increase in fair value of derivatives	62	(24)	38
Net reclassification from AOCL into earnings	(386)	149	(237)
Accumulated gain at December 31, 2005	$795	$(306)	$489

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2006 or 2005.  At December 31, 2005, the fair value of interest rate swaps was $1,034, which is included in other current assets.  At September 24, 2005, the fair value of interest rate swaps was $1,262, which is included in other current assets and other noncurrent assets.

The Company has foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize the foreign currency exposure, the Company has foreign currency forwards with a notional amount of $27,425. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statement of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At December 31, 2005, the fair value of the foreign currency forwards was a $541 liability, most of which was included in current liabilities.

8.

Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended
	December 31,	December 25,
	2005	2004
Service cost	$3,950	$3,395
Interest cost	4,688	4,465
Expected return on plan assets	(5,325)	(5,025)
Amortization of prior service cost	273	273
Amortization of actuarial loss	2,142	1,300
Pension expense for defined benefit plans	5,728	4,408
Pension expense for defined
contribution plans	259	158
Total pension expense for U.S. plans	$5,987	$4,566

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended
	December 31,	December 25,
	2005	2004
Service cost	$874	$605
Interest cost	987	926
Expected return on plan assets	(556)	(416)
Amortization of prior service cost	(10)	(6)
Amortization of actuarial loss	274	169
Pension expense for defined benefit plans	1,569	1,278
Pension expense for defined
contribution plans	218	268
Total pension expense for non-U.S. plans	$1,787	$1,546

Net periodic benefit costs for the postretirement health care benefit plan consist of:

	Three Months Ended
	December 31,	December 25,
	2005	2004
Service cost	$88	$56
Interest cost	240	253
Amortization of transition obligation	98	98
Amortization of prior service cost	72	73
Amortization of actuarial loss	95	73
Net periodic postretirement benefit cost	$593	$553

During the three months ended December 31, 2005, the Company made contributions to its defined benefit pension plans of $6,000 to the U.S. plan and $808 to the non-U.S. plans.  The Company presently anticipates contributing an additional $9,000 to the U.S. plan and $2,829 to the non-U.S. plans to fund its pension plans in 2006 for a total of approximately $18,637.

9.	Shareholders' Equity

The changes in shareholders' equity for the three months ended December 31, 2005 are summarized as follows:

			Number of Shares
			Class A	Class B
			Common	Common
		Amount	Stock	Stock

COMMON STOCK
Beginning of period		$ 45,730	37,727,348	8,002,365
Conversion of Class B to Class A		-	15,300	(15,300)
End of period		45,730	37,742,648	7,987,065

ADDITIONAL PAID-IN CAPITAL
Beginning of period		187,025
Stock compensation expense		2,012
Issuance of Treasury shares at more than cost		89
Adjustment to market - SECT, and other		151
End of period		189,277

RETAINED EARNINGS
Beginning of period		387,781
Net earnings		16,797
End of period		404,578

TREASURY STOCK
Beginning of period		(42,916)	(3,320,768)	(3,305,971)
Treasury stock issued		172	32,238	-
Treasury stock purchased		(576)	(19,729)	-
End of period		(43,320)	(3,308,259)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period		(12,952)		(446,628)
Sale of SECT stock to SSOP Plan		786		27,000
Adjustment to market - SECT		(24)		-
End of period		(12,190)		(419,628)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period		(43,631)
Foreign currency translation adjustment		(3,671)
Decrease in accumulated gain on derivatives		(199)
End of period		(47,501)

TOTAL SHAREHOLDERS' EQUITY		$ 536,574	34,434,389	4,261,466

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

11.

Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	December 31,	December 25,
	2005	2004
Weighted-average shares outstanding – Basic	38,665,125	38,588,226
Dilutive effect of stock options	674,347	856,442
Weighted-average shares outstanding – Diluted	39,339,472	39,444,668

12.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	December 31,	December 25,
	2005	2004
Net earnings	$16,797	$14,975
Other comprehensive income:
Foreign currency translation adjustments	(3,671)	14,186
Change in accumulated value of
derivatives, net of tax	(199)	316
Comprehensive income	$12,927	$29,477

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 24,
	2005	2005
Cumulative foreign currency translation adjustments	$7,363	$11,034
Minimum pension liability adjustment	(55,353)	(55,353)
Accumulated gain on derivatives	489	688
Accumulated other comprehensive loss	$(47,501)	$(43,631)

13.

Segment Information

Below are sales and operating profit by segment for the three months ended December 31, 2005 and December 25, 2004 and a reconciliation of segment operating profit to earnings before income taxes.  Operating profit is net sales less cost of sales and other operating expenses excluding stock compensation expense and other corporate expenses.  Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

Three Months Ended

	December 31,	December 25,
	2005	2004
Net Sales

Aircraft Controls	$127,105	$106,180
Space and Defense Controls	37,102	33,182
Industrial Controls	90,142	74,870
Components	55,822	35,071

Net sales	$310,171	$249,303

Operating Profit and Margins

Aircraft Controls	$15,940	$15,113
	12.5%	14.2%
Space and Defense Controls	1,768	3,255
	4.8%	9.8%
Industrial Controls	11,550	5,475
	12.8%	7.3%
Components	10,147	4,650
	18.2%	13.3%
Total operating profit	39,405	28,493
	12.7%	11.4%

Deductions from Operating Profit

Interest expense	5,620	2,709
Stock compensation expense	2,012	-
Other corporate expenses	4,290	2,957

Earnings before Income Taxes	$27,483	$22,827

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended September 24, 2005 and its quarterly reports on Form 10-Q for the quarter ended December 31, 2005.  All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

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

Challenges facing us include improving shareholder value through increased profitability while experiencing pricing pressures from customers, strong competition and increases in costs, including health care and retirement costs.  We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality.

Acquisitions

On November 23, 2005, we acquired Flo-Tork for $24 million, financed with credit facility borrowings.  Flo-Tork is a leading designer and manufacturer of hydraulic and pneumatic rotary actuators and specialized cylinders for niche military and industrial applications.  This acquisition not only expands our reach within Industrial Controls, but also provides new opportunities for naval applications within Space and Defense Controls.  Annual sales for this business are approximately $10 million.

On August 11, 2005, we acquired FCS Control Systems for $47 million, financed primarily with existing cash in Europe. FCS Control Systems is a business that produces high-fidelity electromechanical and electrohydraulic flight and vehicle simulation equipment and structural test systems for aerospace and automotive applications.  This acquisition expands our market for simulators in Europe and enhances our line of control loading actuation systems within Industrial Controls.  Annual sales for this business are approximately $30 million.

On July 26, 2005, we acquired the Power and Data Technologies Group of the Kaydon Corporation.  The adjusted purchase price was $72 million, which was financed with credit facility borrowings.  This business manufactures electric and fiber-optic slip rings for industrial products, underwater applications and for European military applications.  This acquisition will help us reach new markets and will complement our existing line of products within Components.  Annual sales for this business are approximately $40 million.

RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2006, we adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method.  This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award.  Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.  We use a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense based on vesting.  Stock compensation expense was $2 million in the first quarter of 2006. No stock compensation expense was recognized prior to 2006.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(dollars in millions)	December 31,	December 25,
	2005	2004
Net sales	$310.2	$249.3
Gross margin	32.4%	30.3%
Research and development expenses	$13.6	$9.0
Selling, general and administrative expenses
as a percentage of sales	17.3%	16.4%
Interest expense	$5.6	$2.7
Effective tax rate	38.9%	34.4%
Net earnings	$16.8	$15.0

Our fiscal year ends on the last Saturday in September.  Our consolidated financial statements include 53 weeks in fiscal year 2006 and 52 weeks in fiscal year 2005.  Our financial statements include fourteen weeks for the quarter ended December 31, 2005 compared to thirteen weeks for the quarter ended December 25, 2004.  While we believe this has a financial impact on our reported results this quarter that may affect the comparability of the financial statements presented, the impact cannot be determined.

Net sales increased 24% in the first quarter of 2006 from the first quarter of 2005.  Of the $61 million increase in sales, the three recent acquisitions contributed $26 million.  Sales increased in each of our segments.

Our gross margin improved in the first quarter of 2006 from the same quarter last year, due largely to higher volume and a favorable product mix within both Industrial Controls and Components.  Our gross margin can also be influenced by additions to contract loss reserves and, in this quarter, additions to contract loss reserves partially offset the impacts of higher volume and favorable product mix.  In the first quarter of 2006, we recorded $5 million of additions to contract loss reserves, mostly associated with aircraft development contracts, compared to $4 million in the first quarter of 2005.

Research and development expenses increased in the first quarter of 2006.  The higher level of research and development reflects increasing development activities on Boeing’s next generation commercial aircraft, the 787 Dreamliner.

Selling, general and administrative expenses as a percentage of sales were higher in the first quarter of 2006 compared to the first quarter of 2005.  During the first quarter of 2006, we terminated an agreement with a long-standing sales representative and recognized an additional $2 million charge associated with the settlement.  In addition, we adopted SFAS No. 123(R) as of the beginning of the quarter and accordingly began expensing stock options.  Our expense related to stock options in the first quarter of 2006 was $2 million.  We expect stock option expense to decrease to approximately $0.5 million for each of the remaining quarters in 2006, as the first quarter expense included incremental expense for retirements and all of the expense associated with the stock option grant in the first quarter for those eligible to retire early.

Interest expense was higher in the first quarter of 2006 compared to the first quarter of 2005.  Just over half of the increase is attributable to higher interest rates primarily associated with the issuance of 6¼% senior subordinated notes during 2005.  The balance of the increase was primarily related to higher levels of debt associated with our acquisitions of the Power and Data Technologies Group of the Kaydon Corporation and Flo-Tork.

Our effective tax rate was higher in the first quarter of 2006 compared to the same quarter one year ago.  Our effective tax rate was negatively impacted this quarter by a $2 million write-off of a tax asset at our U.K. subsidiary resulting from an adverse European tax court ruling for an unrelated taxpayer.

Net earnings increased 12% and diluted earnings per share increased 13% in the first quarter of 2006 compared to the first quarter of 2005.

2006 Outlook – We expect net sales in 2006 to increase to within a range of 14% to 16% to between $1.198 billion and $1.218 billion.  Sales are expected to increase by an amount between $55 million and $75 million in Industrial Controls, $48 million in Components, $34 million in Aircraft Controls and $10 million in Space and Defense Controls.  The increase in sales in Industrial Controls includes incremental sales of $32 million from the FCS acquisition and $5 million from the Flo-Tork acquisition.  The increase in sales in Components includes incremental sales of $36 million from the acquisition of the Power and Data Technologies Group of the Kaydon Corporation.  The increase in sales in Space and Defense Controls includes $5 million from the Flo-Tork acquisition.  We expect operating margins to increase to 12.3% in 2006 from 11.7% in 2005.  In 2006, operating margins are expected to increase in Industrial Controls and Components, remain fairly level in Aircraft Controls and decrease in Space and Defense Controls.  We expect diluted earnings per share to increase by a range of 10% to 15% to between $1.81 and $1.89 despite being negatively impacted by approximately $0.07 per share for recording compensation expense for stock options beginning in 2006 in accordance with SFAS No. 123(R).

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Operating profit, as presented below, is net sales less cost of sales and other operating expenses excluding corporate expenses.  Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.  Operating profit is reconciled to earnings before income taxes in Note 13 of the Notes to Consolidated Condensed Financial Statements included in this report.

Aircraft Controls

	Three Months Ended
(dollars in millions)	December 31,	December 25,
	2005	2004
Net sales - military aircraft	$79.8	$72.1
Net sales - commercial aircraft	47.3	34.1
	$127.1	$106.2
Operating profit	$15.9	$15.1
Operating margin	12.5%	14.2%
Backlog	$258.4	$235.0

Net sales in Aircraft Controls increased 20% in the first quarter of 2006, driven by increases in both military and commercial aircraft.  The largest military aircraft sales increase was $5 million on the Joint Strike Fighter, reflecting our higher activity level on this program.  Sales were also strong for military aftermarket, which increased by $4 million.  Sales increased $3 million on the F-15 Eagle as we continued our heavy shipments of parts and subassemblies to the Japanese Defense Agency.  These increases were partially offset by a $3 million sales decrease on the Indian Light Combat Aircraft to a more typical level from the high level we experienced in the first quarter of 2005.  Within commercial aircraft, aftermarket sales were strong and contributed $7 million to the sales increase.    Sales of business jets increased $3 million, with the larger increases relating to the Bombardier Challenger 300 and the Gulfstream 450.  In addition, Boeing OEM sales increased $2 million.

Our operating margin for Aircraft Controls decreased in the first quarter of 2006, primarily as a result of a higher level of additions to contract loss reserves, most notably on development programs, and, to a lesser extent, a portion of the termination of the sales representative agreement.

Twelve-month backlog for Aircraft Controls increased from December 24, 2004 to December 31, 2005 related to various helicopter programs, including the V-22 Osprey, and to Boeing Commercial airplanes and business jets.

2006 Outlook for Aircraft Controls – We expect net sales in Aircraft Controls in 2006 to increase 8% to $486 million, with most of the increase being generated within commercial aircraft.  The expected increase in commercial aircraft sales relates to continuing growth in Boeing OEM sales and the ramp up of our business jet production activity.  Within military aircraft, we expect aftermarket sales to increase $10 million primarily related to test equipment to be sold to Korea for the F-15.  However, we expect decreases on fighter aircraft programs such as the F-15 Eagle, the Indian Light Combat Aircraft and the F-16 Falcon to partially offset this increase.  We expect our operating margin to be 14.0% in 2006, just under the level we achieved in 2005, despite increasing research and development expense on the Boeing 787 program.

Space and Defense Controls

	Three Months Ended
(dollars in millions)	December 31,	December 25,
	2005	2004
Net sales	$37.1	$33.2
Operating profit	$1.8	$3.3
Operating margin	4.8%	9.8%
Backlog	$99.3	$103.8

Net sales in Space and Defense Controls increased 12% in the first quarter of 2006.  Sales of controls for tactical missiles increased $2 million, reflecting the restart of production on the TOW missile program and increased foreign military sales of Maverick.  Sales of controls for strategic missiles also increased $2 million, largely related to increasing refurbishment work on components for the Minuteman missile program.

Our operating margin for Space and Defense Controls was low in the first quarter of 2006 due to the charge associated with the termination of a sales representative agreement.

Twelve-month backlog for Space and Defense Controls decreased from December 24, 2004 to December 31, 2005, largely reflecting certain military satellite contracts nearing completion.

2006 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 7% to $138 million in 2006, including the contribution to sales for naval applications through our acquisition of Flo-Tork.  Sales of defense controls are expected to increase in 2006, driven by work on the Stryker and LAV-25 military vehicles.  Additional sales increases are expected on tactical missile programs as a result of a recent order for Maverick fin controls and the resumption of production on the TOW missile, on the Minuteman refurbishment program and on missile defense programs.  These increases will be offset by lower sales of controls for military satellites, which were strong in 2005.  We expect our operating margin in 2006 to be 7.7%, compared to 8.6% in 2005, reflecting the first quarter negative impact from the termination of the sales representative agreement.

Industrial Controls

	Three Months Ended
(dollars in millions)	December 31,	December 25,
	2005	2004
Net sales	$90.1	$74.9
Operating profit	$11.6	$5.5
Operating margin	12.8%	7.3%
Backlog	$114.6	$85.1

Net sales in Industrial Controls increased 20% in the first quarter of 2006.  Approximately three-quarters of the increase relates to our acquisitions of FCS Control Systems and Flo-Tork.  The remainder of the increase primarily resulted from strength in the turbines, material testing and simulator markets.  Weaker foreign currencies compared to the U.S. dollar, primarily the euro and yen, had a $4 million negative impact on sales in the first quarter of 2006 and partially offset the increases we achieved.

Our operating margin for Industrial Controls was very strong in the first quarter of 2006.  The increase in the margin resulted from higher volume and a more favorable product mix, particularly in the Americas and the Asian-Pacific region.

The higher level of twelve-month backlog for Industrial Controls at December 31, 2005 as compared to December 24, 2004 primarily relates to the acquisition of FCS Control Systems.

2006 Outlook for Industrial Controls – We expect our net sales in Industrial Controls to increase between 17% and 24% to within a range of $370 million to $390 million in 2006.  Sales related to the acquisition of FCS Control Systems are expected to increase to $36 million in 2006 from $5 million in 2005 and Flo-Tork is expected to contribute $5 million in 2006 sales.  We also expect organic sales growth.  We expect our operating margin in Industrial Controls to improve to 10.4% in 2006 from 8.6% in 2005 as a result of higher volume and our strong first quarter results.

Components

	Three Months Ended
(dollars in millions)	December 31,	December 25,
	2005	2004
Net sales	$55.8	$35.1
Operating profit	$10.1	$4.7
Operating margin	18.2%	13.3%
Backlog	$98.4	$57.5

Net sales in Components increased 59% in the first quarter of 2006.  Two-thirds of this increase resulted from the acquisition of the Power and Data Technology Group of the Kaydon Corporation.  The remainder of the increase primarily related to medical equipment components such as motors used in sleep apnea machines and slips rings and fiber optic rotary joints used in CT scan equipment.

In the first quarter of 2006, our operating margin reached its highest level since this segment was formed in the beginning of 2004.  The operating margin increase resulted from higher volume and a more favorable product mix.

The higher level of twelve-month backlog for Components at December 31, 2005 as compared to December 24, 2004 primarily relates to the acquisition of the Power and Data Technologies Group of the Kaydon Corporation.  In addition, backlog increased due to higher space and defense orders.

2006 Outlook for Components – We expect net sales in Components to increase 31% to $205 million in 2006.  About three-quarters of the increase is expected to be generated by incremental sales associated with the acquisition of the Power and Data Technologies Group of the Kaydon Corporation.  In addition, sales are expected to increase related to foreign military sales of fiber-optic modems.  We expect our operating margin to increase to 14.6% in 2006 from 13.5% in 2005 largely as a result of higher volume and a favorable product mix.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
(dollars in millions)	December 31,	December 25,
	2005	2004
Net cash provided (used) by:
Operating activities	$16.9	$43.0
Investing activities	(40.1)	(9.0)
Financing activities	26.7	(20.4)

Cash flow from operations and available borrowing capacity provide us with resources needed to run our operations, continually invest in our business and take advantage of acquisition opportunities as they may arise.

Operating Activities

The lower level of net cash provided by operating activities in the first quarter of 2006 resulted from increased working capital requirements.  Receivables increased in the first quarter of 2006 principally related to the relatively strong increase in sales, but decreased in the same quarter last year due to strong collections.  Inventories also increased in the first quarter of 2006 associated with higher sales volume.  In addition, in the first quarter of 2005, we received significant cash advances from customers.

Investing Activities

Net cash used by investing activities in the first quarter of 2006 consisted of the $24 million purchase price for the Flo-Tork acquisition, offset partially by the working capital adjustment related to the acquisition of the Power and Data Technologies Group of the Kaydon Corporation, and $17 million of capital expenditures.  The higher level of capital expenditures in the first quarter of 2006 resulted from building expansions in the Philippines and Luxembourg and the procurement of capital tooling and test equipment for the Boeing 787 program.

Financing Activities

Net cash used by financing activities in the first quarter of 2006 primarily related to borrowings on our revolving credit facility used to fund the Flo-Tork acquisition.  The net cash provided by financing activities in the first quarter of 2005 resulted from paydowns on our revolving credit facility as a result of strong operating cash flows.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2005 Form 10-K.

CAPITAL STRUCTURE AND RESOURCES

We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

Our largest credit facility is the U.S. facility that consists of a $75 million term loan and a $315 million revolver that had outstanding balances of $34 million and $129 million, respectively, at December 31, 2005. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which is currently 125 basis points. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million. The credit facility is secured by substantially all of our U.S. assets.

The U.S. credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $275 million at December 31, 2005. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $50 million in any one fiscal year. Adjusted EBITDA is defined in the agreement as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense, stock compensation expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. At December 31, 2005, we were in compliance with all covenants.

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

At December 31, 2005, we had $197 million of unused borrowing capacity, including $173 million from the U.S. credit facility after considering standby letters of credit.

Our ratio of total debt to capitalization was 41% at December 31, 2005 and 37% at December 25, 2004 due to higher levels of debt associated with acquisitions.

We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet our operating needs.

ECONOMIC CONDITIONS AND MARKET TRENDS

Military Aerospace and Defense

Approximately 45% of our 2005 sales related to global military defense or government-funded programs. Most of these sales were within Aircraft Controls and Space and Defense Controls.

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

The military and government space market is primarily dependent on the authorized levels of funding for satellite communications needs. We believe that long-term government spending on military satellites will continue to trend upwards as the military's need for improved intelligence gathering increases.

The tactical missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels.

Industrial

Approximately one-third of our 2005 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. However, due to the high degree of sophistication of our products and the niche markets we serve, we believe we may be less susceptible to overall macro-industrial trends. Opportunities for growth include automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities, steel manufacturers that are seeking to reduce energy costs, advancements in medical technology and demand in China to support their economic growth particularly in power generation and steel manufacturing markets.

Commercial Aircraft

Approximately fifteen percent of our 2005 sales were on commercial aircraft programs. The commercial OEM aircraft market has historically exhibited cyclical swings and sensitivity to economic conditions, while the aftermarket, which is driven by usage of the existing aircraft fleet, has proven to be more stable. Higher aircraft utilization rates result in the need for increased maintenance and spare parts and improve aftermarket sales. Boeing and Airbus are both increasing production levels due to new planes associated principally with air traffic growth.  Further production increases are projected.  We have contract coverage through 2012 with Boeing for the existing 7-series aircraft and are also developing flight control actuation systems for Boeing's 787 Dreamliner, its next generation commercial aircraft. In the business jet market, our flight controls on a couple of newer jets are entering their initial production phases.

Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls. Less than one-third of our 2005 sales was denominated in foreign currencies including the euro, British pound and Japanese yen. During 2005, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars contributed $12 million to the sales increase over 2004.  However, during the first quarter of 2006, the U.S. dollar has strengthened against these currencies and the translation of the results of our foreign subsidiaries into U.S. dollars reduced sales by $5 million compared to a year ago.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies in the current year from those disclosed in our 2005 Form 10-K.

Cautionary Statement

Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements.  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products and industrial capital goods, (ii) our dependence on government contracts that may not be fully funded or may be terminated, (iii) our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales, (iv) the possibility that the demand for our products may be reduced if we are unable to adapt to technological change, (v) intense competition which may require us to lower prices or offer more favorable terms of sale, (vi) our significant indebtedness which could limit our operational and financial flexibility, (vii) the possibility that new product and research and development efforts may not be successful which could reduce our sales and profits, (viii) higher pension costs and increased cash funding requirements, which could occur in future years if future actual plan results differ from assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates, (ix) a write-off of all or part of our goodwill, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting, (xi) the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in contract accounting, (xii) the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business, (xiii) our ability to successfully identify and consummate acquisitions and integrate the acquired businesses, and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with the acquired businesses for which are not indemnified, (xiv) our dependence on our management team and key personnel, (xv) the possibility of a catastrophic loss of one or more of our manufacturing facilities, (xvi) the possibility that future terror attacks, war or other civil disturbances could negatively impact our business, (xvii) our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes, (xviii) the possibility that government regulation could limit our ability to sell our products outside the United States, (xix) the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation, (xx) the possibility that litigation may result unfavorably to us, (xxi) foreign currency fluctuations in those countries in which we do business and other risks associated with international operations and (xxii) the cost of compliance with environmental laws.  The factors identified above are not exhaustive.  New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein.  Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results.  We disclaim any obligation to update the forward-looking statements made in this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company’s Annual Report on Form 10-K for the year ended September 24, 2005 for a complete discussion of the Company’s market risk.  There have been no material changes in the current year regarding this market risk information.

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

Part II. OTHER INFORMATION

Item 2.

       Unregistered Sales of Equity Securities and Use of Proceeds

(c)

The following table summarizes the Company’s purchases of its common stock for the quarter ended December 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

          (c) Total Number

                 of Shares

 (d) Maximum Number

      (a) Total

               Purchased as

 (or Approximate Dollar

        Number

          (b) Average               Part of Publicly

 Value) of Shares that May

        of Shares

                  Price

            Announced Plans

  Yet Be Purchased Under

Period

      Purchased(1)(2)            Paid Per Share       or Programs(2)       the Plans or Programs(2)

September 25, 2005 -

   October 31, 2005

       11,200

       $29.17

               N/A

N/A

November 1-30, 2005

         8,529                  $29.16

N/A

N/A

December 1-31, 2005

               -                             -

N/A

N/A

Total

       19,729                  $29.17

N/A

N/A

(1)

The issuer’s purchases during October and November represent the purchase of shares from the Moog Inc. Savings and Stock Ownership Plan.

(2)

In connection with the exercise and vesting of stock options, the Company from time to time accepts delivery of shares to pay the exercise price of employee stock options.  The Company does not otherwise have any plan or program to purchase its common stock.  During the period, the Company accepted the delivery of 3,429 shares in November at $29.15 per share in connection with the exercise of stock options.

Item 6.

 Exhibits

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

  Moog Inc.

__________________________

(Registrant)

Date:

February 9, 2006

By     /s/Robert T. Brady

Robert T. Brady

Chairman

Chief Executive Officer

(Principal Executive Officer)

Date:

February 9, 2006

By     /s/Robert R. Banta

Robert R. Banta

Executive Vice President

Chief Financial Officer

(Principal Financial Officer)

Date:

February 9, 2006

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