Form 10-Q
period 2006-04-01
MOOG INC
filed 2006-05-11
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Yes__   No X

The number of shares outstanding of each class of common stock as of May 5, 2006 were:

Class A Common Stock, $1.00 par value

      37,465,142  shares

Class B Common Stock, $1.00 par value

        4,249,216  shares

MOOG INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Page

PART I.

FINANCIAL INFORMATION

Item 1.

Consolidated Condensed Balance Sheets

April 1, 2006 and September 24, 2005

3

Consolidated Condensed Statements of Earnings

Three and Six Months Ended April 1, 2006 and

March 26, 2005

4

Consolidated Condensed Statements of Cash Flows

Six Months Ended April 1, 2006 and  March 26, 2005

5

Notes to Consolidated Condensed Financial

Statements

6-15

Item 2.

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

16-27

Item 3.  Quantitative and Qualitative Disclosures about

Market Risk

28

Item 4.

Controls and Procedures

28

PART II.

OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and

Use of Proceeds

29

Item 4.

Submission of Matters to a Vote of Security Holders

30

Item 6.

Exhibits

30

SIGNATURES

31

Part I. FINANCIAL INFORMATION Item 1. Financial Statements

MOOG INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(dollars in thousands)

	April 1,	September 24,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,235	$33,750
Receivables	321,412	296,986
Inventories	243,458	215,425
Other current assets	59,308	53,897
TOTAL CURRENT ASSETS	666,413	600,058

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $300,720 and $293,245, respectively	279,413	262,841
GOODWILL	381,955	378,205
INTANGIBLE ASSETS, net	33,652	24,786
OTHER ASSETS	35,975	37,437

TOTAL ASSETS	$1,397,408	$1,303,327

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$884	$885
Current installments of long-term debt	16,792	17,035
Accounts payable	81,946	70,180
Customer advances	37,516	43,877
Accrued pension and retirement obligations	46,801	18,635
Contract loss reserves	14,019	14,121
Other accrued liabilities	133,127	122,619
TOTAL CURRENT LIABILITIES	331,085	287,352

LONG-TERM DEBT, excluding current installments
Senior debt	82,424	130,853
Senior subordinated notes	200,115	200,124
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	94,206	125,503
DEFERRED INCOME TAXES	38,718	36,304
OTHER LONG-TERM LIABILITIES	2,677	2,154
TOTAL LIABILITIES	749,225	782,290

SHAREHOLDERS' EQUITY
Common stock	48,605	45,730
Other shareholders' equity	599,578	475,307
TOTAL SHAREHOLDERS' EQUITY	648,183	521,037
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,397,408	$1,303,327

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005

Net sales	$322,109	$255,237	$632,280	$504,540
Cost of sales	218,211	174,344	427,785	348,227
Gross profit	103,898	80,893	204,495	156,313

Research and development	15,980	10,133	29,587	19,142
Selling, general and administrative	51,382	43,819	104,942	84,738
Interest	4,877	3,170	10,497	5,879
Other	311	10	638	(34)

Earnings before income taxes	31,348	23,761	58,831	46,588

Income taxes	9,886	7,991	20,572	15,843

Net earnings	$21,462	$15,770	$38,259	$30,745

Net earnings per share
Basic	$.54	$.41	$.97	$.80
Diluted	$.53	$.40	$.96	$.78

Average common shares outstanding
Basic	40,014,206	38,607,521	39,314,682	38,597,874
Diluted	40,723,532	39,528,401	40,005,871	39,486,535

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended
	April 1,	March 26,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$38,259	$30,745
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation and amortization	22,017	17,602
Stock compensation expense	2,487	-
Other	(36,590)	5,882
NET CASH PROVIDED BY OPERATING ACTIVITIES	26,173	54,229

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of acquired cash	(24,190)	(4,613)
Purchase of property, plant and equipment	(37,154)	(14,756)
Other	4,133	283
NET CASH USED BY INVESTING ACTIVITIES	(57,211)	(19,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payble	18	(72)
Net repayments of revolving lines of credit	(40,400)	(159,300)
Proceeds from long-term debt	455	268
Payments on long-term debt	(8,063)	(9,715)
Proceeds from sale of senior subordinated notes, net of issuance costs	-	147,164
Proceeds from issuance of Class A Common Stock, net of issuance costs	84,588	-
Excess tax benefits from share-based payment arrangements	1,246	-
Other	1,612	365
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	39,456	(21,290)

Effect of exchange rate changes on cash	67	1,765
INCREASE IN CASH AND CASH EQUIVALENTS	8,485	15,618
Cash and cash equivalents at beginning of period	33,750	56,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,235	$72,319

CASH PAID FOR:
Interest	$10,425	$5,333
Income taxes	9,823	7,105

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED APRIL 1, 2006

(Unaudited)

(dollars in thousands, except per share data)

1.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for fair presentation of results for the interim period have been included.  The results of operations for the three and six months ended April 1, 2006 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 24, 2005.  All references to years in these financial statements are to fiscal years.

The Company's fiscal year ends on the last Saturday in September.  The Company's financial statements will include 53 weeks in 2006 and 52 weeks in 2005.  The Company's financial statements include 13 weeks for the three months ended April 1, 2006 and March 26, 2005, and 27 weeks for the six months ended April 1, 2006 compared to 26 weeks for the six months ended March 26, 2005.  While management believes this has a financial impact on the reported results for the first six months of 2006 that may affect the comparability of the financial statements presented, the impact has not been determined.

2.

Acquisitions

All of the Company's acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.

On November 23, 2005, the Company acquired Flo-Tork Inc. The adjusted purchase price was $24,855 which was financed with credit facility borrowings.  Flo-Tork is a leading designer and manufacturer of hydraulic and pneumatic rotary actuators and specialized cylinders for niche military and industrial applications.  This acquisition not only expands the Company's reach within Industrial Controls, but also provides new opportunities for naval applications within Space and Defense Controls.

On August 11, 2005, the Company acquired FCS Control Systems for $46,670, financed primarily with existing cash in one of the Company's European subsidiaries.  FCS Control Systems is a business that produces high-fidelity electromechanical and electrohydraulic flight and vehicle simulation equipment and structural test systems for aerospace and automotive applications.  This acquisition expands the Company's market for simulators in Europe and enhances the Company's line of control loading actuation systems within Industrial Controls.

On July 26, 2005, the Company acquired the Power and Data Technologies Group of the Kaydon Corporation and financed the acquisition with credit facility borrowings.  In the first quarter of 2006, the Company received $665 in cash from the seller representing a working capital adjustment, resulting in an adjusted purchase price of $72,086.  This business manufactures electric and fiber-optic slip rings for industrial products, underwater applications and for European military applications.  This acquisition will help the Company reach new markets and will complement the Company's existing line of products within Components.

The Company's purchase price allocations for Flo-Tork, FCS Control Systems and the Power and Data Technologies Group of the Kaydon Corporation are based on preliminary estimates of fair values of assets acquired and liabilities assumed.  These estimates are subject to the finalization of the purchase price allocations.

In the second quarter of 2005, the Company acquired an industrial systems engineering business and a commercial aircraft repair business for $4,637.

3.

Stock-Based Compensation

The Company has stock option plans that authorize the issuance of options for shares of Class A Common Stock to directors, officers and key employees.  Stock option grants are designed to reward long-term contributions to the Company and provide incentives for recipients to remain with the Company.  The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A Common Stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A Common Stock. Under the terms of the plans, options may be either incentive or non-qualified. Options issued as of April 1, 2006 consisted of both incentive options and non-qualified options. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A Common Stock on the grant date. Options become exercisable over periods not exceeding ten years.

During the first quarter of 2006, the Company adopted SFAS 123(R), "Share-Based Payment," applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

Stock compensation expense recognized is based on share-based payment awards that are ultimately expected to vest. Vesting requirements vary for directors, officers and key employees.  In general, options granted to outside directors vest one year from the date of grant, options granted to officers vest on various schedules and options granted to key employees are graded vested over a five-year period from the date of grant.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted average fair value of the options was $11.22 for options granted during the six months ended April 1, 2006 and was $9.57 for options granted during the six months ended March 26, 2005.  The following table provides the range of assumptions used to value stock options granted during the six months ended April 1, 2006 and March 26, 2005.

	Six Months Ended
	April 1,	March 26,
	2006	2005

Expected volatility	27% - 35%	36%
Risk-free rate	4.4% - 4.5%	3.3% - 4.4%
Expected dividends	0%	0%
Expected term (in years)	3-10 years	3-10 years

To determine expected volatility, the Company uses historical volatility based on weekly closing prices of its Class A Common Stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate term of the options granted. Expected dividends are based on the Company's history and expectation of dividend payouts. The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.

The table below reflects net earnings and net earnings per share for the three and six months ended April 1, 2006 compared with the pro forma information for the three and six months ended March 26, 2005 as follows:

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005

Net earnings, as reported for the prior period (1)	N/A	$15,770	N/A	$30,745

Stock compensation expense	$475	518	$2,487	867
Tax benefit	(50)	(54)	(614)	(80)

Stock compensation expense, net of tax (2)	425	464	1,873	787

Net earnings, including the effect of stock
compensation expense (3)	$21,462	$15,306	$38,259	$29,958

Net earnings per share:
Basic, as reported for the prior period (1)	N/A	$0.41	N/A	$0.80
Basic, including the effect of stock compensation
expense (3)	$0.54	$0.40	$0.97	$0.78

Diluted, as reported for the prior period (1)	N/A	$0.40	N/A	$0.78
Diluted, including the effect of stock
compensation expense (3)	$0.53	$0.39	$0.96	$0.76

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS 123.

Stock compensation expense is included in selling, general and administrative expense.  The following table summarizes information about stock options outstanding and exercisable at April 1, 2006.

	Outstanding		Exercisable
		Weighted		Weighted
Exercise		Average		Average
Price		Exercise		Exercise
Range	Options	Price	Options	Price
$ 7.07 - 10.04	592,233	$ 8.53	430,834	$ 8.61
12.53 - 15.24	433,361	13.16	218,859	13.77
19.74 - 23.88	219,372	20.15	34,558	20.44
26.65 - 28.94	699,988	28.29	73,760	28.03
	1,944,954	$ 17.98	758,011	$ 12.53

Shares under options are as follows:

			Weighted
		Weighted	Average
	Class A	Average	Remaining	Aggregate
1998 Plan	Stock Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at September 24, 2005	1,303,921	$ 11.56
Exercised in 2006	(139,955)	11.38
Outstanding at April 1, 2006	1,163,966	$ 11.59	5.3	$ 27,816
Exercisable at April 1, 2006	680,065	$ 10.77	4.5	$ 16,808
			Weighted
		Weighted	Average
	Class A	Average	Remaining	Aggregate
2003 Plan	Stock Options	Exercise Price	Contractual Life	Intrinsic Value
Outstanding at September 24, 2005	585,222	$ 26.85
Granted in 2006	236,266	28.94
Exercised in 2006	(40,500)	25.42
Outstanding at April 1, 2006	780,988	$ 27.51	8.9	$ 6,234
Exercisable at April 1, 2006	77,946	$ 27.81	8.6	$ 599

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of Class A Common Stock of $35.49 as of April 1, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

4.

Inventories

	April 1,	September 24,
	2006	2005
Raw materials and purchased parts	$89,276	$75,859
Work in process	114,814	101,487
Finished goods	39,368	38,079
	$243,458	$215,425

5.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended April 1, 2006 are as follows:

		Space
	Aircraft	& Defense	Industrial
	Controls	Controls	Controls	Components	Total
Balance as of September 24, 2005	$103,749	$45,664	$82,496	$146,296	$378,205
Current year acquisition	-	5,805	3,869	-	9,674
Adjustment to prior year acquisitions	28	-	(45)	(5,641)	(5,658)
Foreign currency translation	4	-	(70)	(200)	(266)
Balance as of April 1, 2006	$103,781	$51,469	$86,250	$140,455	$381,955

All acquired intangible assets other than goodwill are being amortized.  The weighted-average amortization period is nine years for customer-related, technology-related and marketing-related intangible assets and ten years for artistic-related intangible assets.  In total, these intangible assets have a weighted-average life of nine years.  Customer-related intangible assets primarily consist of customer relationships.  Technology-related intangible assets primarily consist of intellectual property, patents and engineering drawings. Marketing-related intangible assets primarily consist of non-compete agreements.  Amortization of acquired intangible assets was $1,900 and $3,327 for the three and six months ended April 1, 2006 and was $502 and $977 for the three and six months ended March 26, 2005, respectively.  Based on acquired intangible assets recorded at April 1, 2006, amortization is expected to be $6,655 in 2006, $4,167 in 2007, $3,565 in 2008, $3,429 in 2009 and $3,369 in 2010.  The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	April 1, 2006		September 24, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Customer-related	$24,597	$(4,957)	$16,106	$(2,641)
Technology-related	9,677	(1,621)	6,445	(993)
Marketing-related	6,889	(5,208)	6,381	(4,842)
Artistic-related	25	(11)	25	(10)
	$41,188	$(11,797)	$28,957	$(8,486)

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

	Three Months Ended		Six Months Ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005

Warranty accrual at beginning of period	$4,625	$4,725	$4,733	$4,233
Additions from acquisition	-	110	-	110
Warranties issued during period	2,110	1,234	3,327	2,693
Reductions for settling warranties	(1,406)	(1,194)	(2,690)	(2,369)
Foreign currency translation	35	(98)	(6)	110
Warranty accrual at end of period	$5,364	$4,777	$5,364	$4,777

7.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk associated with changes in interest rates that affect the amount of future interest payments.  Interest rate swaps with a notional amount of $55,000 matured in the second quarter of 2006.  At April 1, 2006, the Company had outstanding interest rate swaps with a $35,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. The $35,000 notional amount matures in the first quarter of 2007.  Based on the applicable margin at April 1, 2006, the interest rate swaps effectively convert the amount of variable-rate debt to fixed-rate debt at 3.8% through its maturity, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin.  Activity in Accumulated Other Comprehensive Loss (AOCL) related to derivatives held by the Company during the first six months of 2006 is summarized below:

	Before-Tax Amount	Income Tax	After-Tax Amount

Accumulated gain at September 24, 2005	$1,119	$(431)	$688
Net increase in fair value of derivatives	151	(58)	93
Net reclassification from AOCL into earnings	(665)	256	(409)
Accumulated gain at April 1, 2006	$605	(233)	372

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2006 or 2005.  At April 1, 2006, the fair value of interest rate swaps was $706, which is included in other current assets.  At September 24, 2005, the fair value of interest rate swaps was $1,262, which is included in other current assets and other noncurrent assets.

The Company has foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize the foreign currency exposure, the Company has foreign currency forwards with a notional amount of $27,499. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statement of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At April 1, 2006, the fair value of the foreign currency forwards was a $570 liability, most of which was included in current liabilities.

8.

Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005
Service cost	$4,050	$3,310	$8,000	$6,705
Interest cost	4,688	4,360	9,375	8,825
Expected return on plan assets	(5,525)	(5,075)	(10,850)	(10,100)
Amortization of prior service cost	272	272	545	545
Amortization of actuarial loss	2,143	1,075	4,285	2,375
Pension expense for defined benefit plans	5,628	3,942	11,355	8,350
Pension expense for defined
contribution plans	280	191	539	349
Total pension expense for U.S. plans	$5,908	$4,133	$11,894	$8,699

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005
Service cost	$894	$632	$1,767	$1,237
Interest cost	1,016	942	2,003	1,868
Expected return on plan assets	(561)	(423)	(1,117)	(839)
Amortization of prior service credit	(10)	(6)	(19)	(12)
Amortization of actuarial loss	278	172	553	341
Pension expense for defined benefit plans	1,617	1,317	3,187	2,595
Pension expense for defined
contribution plans	339	306	556	574
Total pension expense for non-U.S. plans	$1,956	$1,623	$3,743	$3,169

Net periodic benefit costs for the postretirement health care benefit plan consist of:

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005
Service cost	$87	$64	$175	$120
Interest cost	240	257	480	510
Amortization of transition obligation	97	97	195	195
Amortization of prior service cost	73	72	145	145
Amortization of actuarial loss	95	82	190	155
Net periodic postretirement benefit cost	$592	$572	$1,185	$1,125

During the six months ended April 1, 2006, the Company made contributions to its defined benefit pension plans of $15,000 to the U.S. plan and $1,133 to the non-U.S. plans.  The Company presently anticipates contributing an additional $18,000 to the U.S. plan and $2,000 to the non-U.S. plans to fund its pension plans in 2006 for a total of approximately $36,000.

9.

Shareholders' Equity

The changes in shareholders' equity for the six months ended April 1, 2006 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning of period	$ 45,730	37,727,348	8,002,365
Sale of Class A Common Stock	2,875	2,875,000	-
Conversion of Class B to Class A	-	15,500	(15,500)
End of period	48,605	40,617,848	7,986,865

ADDITIONAL PAID-IN CAPITAL
Beginning of period	187,025
Sale of Class A Common Stock, net of
issuance costs	81,713
Stock compensation expense	2,487
Issuance of Treasury shares at more than cost	1,660
Adjustment to market - SECT, and other	3,920
End of period	276,805

RETAINED EARNINGS
Beginning of period	387,781
Net earnings	38,259
End of period	426,040

TREASURY STOCK
Beginning of period	(42,916)	(3,320,768)	(3,305,971)
Treasury stock issued	962	180,455	-
Treasury stock purchased	(1,596)	(50,617)	-
End of period	(43,550)	(3,190,930)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(12,952)		(446,628)
Purchase of SECT Stock	(600)		(18,400)
Sale of SECT stock to SSOP Plan	1,186		40,850
Adjustment to market - SECT	(2,586)		-
End of period	(14,952)		(424,178)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(43,631)
Foreign currency translation adjustment	(818)
Decrease in accumulated gain on derivatives	(316)
End of period	(44,765)

TOTAL SHAREHOLDERS' EQUITY	$ 648,183	37,426,918	4,256,716

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

11.

Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005

Weighted-average shares outstanding-Basic	40,014,206	38,607,521	39,314,682	38,597,874
Dilutive effect of stock options	709,326	920,880	691,189	888,661
Weighted-average shares outstanding-Diluted	40,723,532	39,528,401	40,005,871	39,486,535

On February 21, 2006, the Company completed the offering and sale of 2,875,000 shares of Class A Common Stock at a price of $31 per share.  The Company used the net proceeds of $85 million to pay down outstanding credit facility borrowings, some of which were reborrowed in April 2006 to finance the Curlin Medical acquisition.

12.

Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005

Net earnings	$21,462	$15,770	$38,259	$30,745
Other comprehensive income (loss):
Foreign currency translation adjustments	2,853	(6,201)	(818)	7,985
Increase (decrease) in accumulated
gain on derivatives, net of tax	(117)	301	(316)	617
Comprehensive income	$24,198	$9,870	$37,125	$39,347

The components of accumulated other comprehensive loss are as follows:

		April 1,	September 24,
		2006	2005
Cumulative foreign currency translation adjustments		$10,216	$11,034
Minimum pension liability adjustment		(55,353)	(55,353)
Accumulated gain on derivatives		372	688
Accumulated other comprehensive loss		$(44,765)	$(43,631)

13.

Segment Information

Below are sales and operating profit by segment for the three and six months ended April 1, 2006 and March 26, 2005 and a reconciliation of segment operating profit to earnings before income taxes.  Operating profit is net sales less cost of sales and other operating expenses excluding stock compensation expense and other corporate expenses.  Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

	Three Months Ended		Six Months Ended
	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005
Net Sales

Aircraft Controls	$127,610	$109,003	$254,715	$215,183
Space and Defense Controls	38,918	30,901	76,020	64,083
Industrial Controls	96,678	78,761	186,820	153,631
Components	58,903	36,572	114,725	71,643
Net sales	$322,109	$255,237	$632,280	$504,540

Operating Profit and Margins

Aircraft Controls	$16,334	$15,043	$32,274	$30,156
	12.8%	13.8%	12.7%	14.0%
Space and Defense Controls	4,695	3,402	6,463	6,657
	12.1%	11.0%	8.5%	10.4%
Industrial Controls	11,685	7,281	23,235	12,756
	12.1%	9.2%	12.4%	8.3%
Components	8,323	5,032	18,470	9,682
	14.1%	13.8%	16.1%	13.5%
Total operating profit	41,037	30,758	80,442	59,251
	12.7%	12.1%	12.7%	11.7%

Deductions from Operating Profit

Interest expense	4,877	3,170	10,497	5,879
Stock compensation expense	475	-	2,487	-
Corporate expenses and other	4,337	3,827	8,627	6,784

Earnings before Income Taxes	$31,348	$23,761	$58,831	$46,588

14.

Subsequent Event

On April 7, 2006, the Company acquired Curlin Medical and affiliated companies for $75,000, financed with $63,000 of credit facility borrowings and a $12,000 53-week unsecured note.  Curlin Medical is a manufacturer of infusion pumps that provide controlled delivery of therapeutic drugs to patients.  This acquisition will be included in Industrial Controls and expands the Company's participation in the medical market business.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the fiscal year ended September 24, 2005 and its quarterly reports on Form 10-Q for the quarter ended December 31, 2005.  All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

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

Challenges facing us include improving shareholder value through increased profitability while experiencing pricing pressures from customers, strong competition and increases in costs, including health care costs.  We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality.

Acquisitions

On April 7, 2006, we acquired Curlin Medical and affiliated companies for $75 million, financed with $63 million of credit facility borrowings and a $12 million 53-week unsecured note.  Curlin Medical is a manufacturer of infusion pumps that provide controlled delivery of therapeutic drugs to patients.  This acquisition will be included in Industrial Controls and expands our participation in the medical market business.  Upon acquisition, annual sales for this business were approximately $35 million.

On November 23, 2005, we acquired Flo-Tork.  The adjusted purchase price was $25 million, which was financed with credit facility borrowings.  Flo-Tork is a leading designer and manufacturer of hydraulic and pneumatic rotary actuators and specialized cylinders for niche military and industrial applications.  This acquisition not only expands our reach within Industrial Controls, but also provides new opportunities for naval applications within Space and Defense Controls.  Upon acquisition, annual sales for this business were approximately $10 million.

On August 11, 2005, we acquired FCS Control Systems for $47 million, financed primarily with existing cash in one of our European subsidiaries.  FCS Control Systems is a business that produces high-fidelity electromechanical and electrohydraulic flight and vehicle simulation equipment and structural test systems for aerospace and automotive applications.  This acquisition expands our market for simulators in Europe and enhances our line of control loading actuation systems within Industrial Controls.  Upon acquisition, annual sales for this business were approximately $30 million.

On July 26, 2005, we acquired the Power and Data Technologies Group of the Kaydon Corporation.  The adjusted purchase price was $72 million, which was financed with credit facility borrowings.  This business manufactures electric and fiber-optic slip rings for industrial products, underwater applications and for European military applications.  This acquisition will help us reach new markets and will complement our existing line of products within Components.  Upon acquisition, annual sales for this business were approximately $40 million.

Issuance of Class A Common Stock

On February 21, 2006, we completed the offering and sale of 2,875,000 shares of Class A Common Stock at a price of $31 per share.  We used the net proceeds of $85 million to pay down outstanding credit facility borrowings, some of which were reborrowed in April 2006 to finance the Curlin Medical acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2006, we adopted SFAS 123(R), "Share-Based Payment," applying the modified prospective method.  This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award.  Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.  We use a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense based on vesting.  Stock compensation expense was $0.5 million in the second quarter and $2.5 million in first half of 2006. No stock compensation expense was recognized prior to 2006.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended		Six Months Ended
(dollars in millions)	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005
Net sales	$322.1	$255.2	$632.3	$504.5
Gross margin	32.3%	31.7%	32.3%	31.0%
Research and development expenses	$16.0	$10.1	$29.6	$19.1
Selling, general and administrative
expenses as a percentage of sales	16.0%	17.2%	16.6%	16.8%
Interest expense	$4.9	$3.2	$10.5	$5.9
Effective tax rate	31.5%	33.6%	35.0%	34.0%
Net earnings	$21.5	$15.8	$38.3	$30.7

Our fiscal year ends on the last Saturday in September.  Our financial statements will include 53 weeks in fiscal year 2006 and 52 weeks in fiscal year 2005.  Our financial statements include 13 weeks for the three months ended April 1, 2006 and March 26, 2005, and 27 weeks for the six months ended April 1, 2006 compared to 26 weeks for the six months ended March 26, 2005.  While we believe this has a financial impact on our reported results for the first six months of 2006 that may affect the comparability of the financial statements presented, the impact cannot be determined.

Net sales increased $67 million, or 26%, in the second quarter of 2006 and $128 million, or 25%, in the first half of 2006 over the comparable periods one year ago.  Our recent acquisitions have contributed to this growth, providing $26 million of sales in the second quarter and $52 million in the first half of 2006.  Sales increased in each of our segments, even without considering the contribution from the acquisitions.

Our gross margins improved in the second quarter and first half of 2006 compared to the same periods last year, due largely to our higher sales volume across all of our segments.  Our gross margin can also be influenced by additions to contract loss reserves.  While our additions to contract loss reserves were at a similar level in the second quarters of 2006 and 2005, the additions to contract loss reserves were $9 million in the first six months of 2006 compared to $8 million in the same period last year.

Research and development expenses increased in the second quarter and first half of 2006.  The higher level of research and development reflects the steady increase in our efforts over the past year and a half on Boeing's next generation commercial aircraft, the 787 Dreamliner.

Selling, general and administrative expenses as a percentage of sales were lower in the second quarter of 2006, reflecting sales levels that continue to increase without corresponding increases in our cost structure.  We expect that our recent growth will result in increases in selling, general and administrative expense in future quarters.   Selling, general and administrative expenses as a percentage of sales were fairly consistent in the first six months of 2006 and 2005, due to second quarter improvements being offset by certain first quarter charges in 2006.  In the first quarter, we terminated an agreement with a long-standing sales representative and recognized a $2 million charge associated with the settlement.  In addition, we adopted SFAS No. 123(R) as of the beginning of the first quarter and accordingly began expensing stock options.  Our first quarter expense related to stock options was $2 million, which included incremental expense for retirements and all of the expense associated with the stock option grant in the first quarter for those eligible for retirement.  Second quarter expense for stock options was $0.5 million, the level we expect to continue for the remaining quarters in 2006.

Interest expense was higher in the second quarter of 2006 compared to the second quarter of 2005, primarily related to higher levels of debt associated with our acquisitions of the Power and Data Technologies Group of the Kaydon Corporation and Flo-Tork.  Interest expense was also higher in the first half of 2006 compared to the first half of 2005.  Just over half of the increase was attributable to higher debt levels associated with our acquisitions.  In addition, interest rates were higher in the first half of 2006 as a result of the issuance of 6¼% senior subordinated notes in 2005.

Our effective tax rate was lower in the second quarter of 2006 due primarily to European restructuring changes.  Our effective tax rate was higher in the first half of 2006, resulting from a $2 million first quarter write-off of a tax asset at our U.K. subsidiary related to an adverse European tax court ruling for an unrelated taxpayer.  This charge was mostly offset by benefits associated with the European restructuring in the first half of this year.

Net earnings increased 36% and diluted earnings per share increased 33% in the second quarter of 2006 compared to the second quarter of 2005.  In the first six months of 2006, net earnings increased 24% and diluted earnings per share increased 23%.  Average common shares outstanding increased during 2006 primarily as a result of the sale of 2,875,000 shares of Class A Common Stock on February 21, 2006.

2006 Outlook - We expect net sales in 2006 to increase by a range of 20% to 22% to between $1.262 billion and $1.282 billion.  Sales are expected to increase by an amount between $72 million and $92 million in Industrial Controls, $73 million in Components, $46 million in Aircraft Controls and $20 million in Space and Defense Controls.  Incremental sales from acquisitions account for approximately two-thirds of the increase in Industrial Controls, over half of the increase in Components and one quarter of the increase in Space and Defense Controls.  We expect operating margins to increase to 12.8% in 2006 from 11.7% in 2005.  In 2006, operating margins are expected to increase in Industrial Controls, Components and Space and Defense Controls and decrease in Aircraft Controls.  We expect diluted earnings per share to increase by a range of 16% to 21% to between $1.91 and $1.99 despite being negatively impacted by approximately $0.07 per share for recording compensation expense for stock options beginning in 2006 in accordance with SFAS No. 123(R).

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

Aircraft Controls

	Three Months Ended		Six Months Ended
(dollars in millions)	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005
Net sales - military aircraft	$80.3	$71.4	$160.1	$143.5
Net sales - commercial aircraft	47.3	37.6	94.6	71.7
	$127.6	$109.0	$254.7	$215.2
Operating profit	$16.3	$15.0	$32.3	$30.2
Operating margin	12.8%	13.8%	12.7%	14.0%
Backlog	$278.3	$237.8	$278.3	$237.8

Net sales in Aircraft Controls increased 17% in the second quarter and 18% in the first half of 2006, driven by increases in both military and commercial aircraft.  Within military aircraft, sales increased $7 million in the second quarter and $13 million in the first half of 2006 on the F-35 Joint Strike Fighter, reflecting our higher activity level on this program.  Sales were also strong for military aftermarket, which increased by $5 million in the second quarter and $9 million in the first half of 2006.  Within commercial aircraft, aftermarket sales increased $6 million in the second quarter and $13 million in the first half of 2006.  Boeing OEM sales increased $2 million in the second quarter and $5 million in the first six months of 2006.

Our operating margin for Aircraft Controls decreased in the second quarter of 2006.  In the second quarter, we had $4 million more of research and development expenses associated with our efforts on the Boeing 787 Dreamliner and a $1 million write off associated with aftermarket tracking software that we were not able to place into service.  These factors were partially offset by a $4 million gain upon completion of negotiations with Boeing and the U.S. Army for the Comanche termination that was completed in the second quarter of 2006.  Our operating margin was also lower for the first six months of 2006.  Research and development expenses associated with the Boeing 787 were $7 million higher in the first six months of 2006 compared to the same period one year ago.  We also had $2 million more of additions to contract loss reserves, most notably on development programs.  The operating margin for the first six months was also impacted by the second quarter aftermarket tracking software write off, the Comanche termination gain and increased sales volume.

Twelve-month backlog for Aircraft Controls increased from March 26, 2005 to April 1, 2006 related to increased orders for military helicopter programs including the Blackhawk and V-22 Osprey.  In addition, backlog increased on the F-35 Joint Strike Fighter program.

2006 Outlook for Aircraft Controls - We expect net sales in Aircraft Controls in 2006 to increase 10% to $497 million, with most of the increase being generated within commercial aircraft.  The expected increase in commercial aircraft sales relates to the continuation of strong aftermarket sales, continuing growth in Boeing OEM sales and the ramp up of our business jet production activity.  Within military aircraft, we expect sales increases on the F-35 Joint Strike Fighter and in the aftermarket, primarily related to test equipment to be sold to Korea for the F-15.  However, we expect decreases on fighter aircraft programs such as the Indian Light Combat Aircraft, the F-15 Eagle and the F-16 Falcon to partially offset this increase.  We expect our operating margin to be 13.2% in 2006, a decline from 14.1% in 2005, largely as a result of higher research and development expense on the Boeing 787 program.

Space and Defense Controls

	Three Months Ended		Six Months Ended
(dollars in millions)	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005
Net sales	$38.9	$30.9	$76.0	$64.1
Operating profit	$4.7	$3.4	$6.5	$6.7
Operating margin	12.1%	11.0%	8.5%	10.4%
Backlog	$116.2	$97.1	$116.2	$97.1

Net sales in Space and Defense Controls increased 26% in the second quarter and 19% in the first half of 2006.  Sales of controls for tactical missiles increased $5 million in the second quarter, reflecting a new order for Maverick missile systems, resumed deliveries on the VT-1 missile program and the restart of production on the TOW missile program.  In addition, sales increased by $2 million for defense controls and $2 million related to the Flo-Tork acquisition in the second quarter.  In the first half of 2006, sales increased $7 million for controls on tactical missiles, $2 million related to the Flo-Tork acquisition, $2 million for defense controls and $2 million for controls on strategic missiles, largely related to increasing refurbishment work on components for the Minuteman missile program.

Our operating margin for Space and Defense Controls was strong in the second quarter of 2006 and benefited from higher sales volume.  Our operating margin was lower in the first half of 2006 due to the $2 million first quarter charge associated with the termination of a sales representative agreement.

Twelve-month backlog for Space and Defense Controls increased from March 26, 2005 to April 1, 2006 reflecting increased orders on defense controls.  In addition, backlog increased due to orders for naval systems resulting from the Flo-Tork acquisition.

2006 Outlook for Space and Defense Controls - We expect sales in Space and Defense Controls to increase 15% to $148 million in 2006, including the contribution to sales for naval applications through our acquisition of Flo-Tork.  Sales of defense controls are expected to increase in 2006, driven by work on the Stryker and LAV-25 military vehicles.  Additional sales increases are expected on tactical missile programs as a result of a recent order for Maverick fin controls and the resumption of production on the TOW missile, and also on the Minuteman refurbishment program.  We expect our operating margin in 2006 to be 9.2%, compared to 8.6% in 2005, reflecting improvement related to increased volume, partially offset by the first quarter negative impact from the termination of the sales representative agreement.

Industrial Controls

	Three Months Ended		Six Months Ended
(dollars in millions)	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005
Net sales	$96.7	$78.8	$186.8	$153.6
Operating profit	$11.7	$7.3	$23.2	$12.8
Operating margin	12.1%	9.2%	12.4%	8.3%
Backlog	$113.4	$84.4	$113.4	$84.4

Net sales in Industrial Controls increased 23% in the second quarter and 22% in the first six months of 2006.  The acquisitions of FCS Control Systems and Flo-Tork accounted for 55% of the sales increase in the second quarter and 65% of the sales increase in the first six months of 2006.  The remainder of the increases primarily resulted from strength in the heavy industry, simulation and power generation markets.  In the second quarter, sales increased $2 million in each of these markets.  In the first six months, sales increased $5 million in power generation, $3 million in heavy industry and $3 million in simulators.  Most of our sales in power generation are in Asia and the growth is being driven by the development of power generating plants in China.  The heavy industry market, for which we manufacture controls for steel mills, is currently strong due to high demand in China.  Sales for simulators increased as a result of our work on Flight School XXI for the U.S. Army.  Weaker foreign currencies compared to the U.S. dollar, primarily the euro and yen, had negative impacts on sales of $5 million in the second quarter and $9 million in the first six months of 2006, partially offsetting the increases we otherwise achieved.

Our operating margin for Industrial Controls was strong in the second quarter and first half of 2006.  The increase in the margin resulted from higher volume and a more favorable product mix, particularly in the Americas and the Asian-Pacific region.

The higher level of twelve-month backlog for Industrial Controls at April 1, 2006 compared to March 26, 2005 primarily relates to the acquisition of FCS Control Systems.

2006 Outlook for Industrial Controls - We expect our net sales in Industrial Controls to increase between 23% and 29% to within a range of $387 million to $407 million in 2006.  Sales related to the late 2005 acquisition of FCS Control Systems are expected to increase to $38 million in 2006 from $5 million in 2005.  Curlin and Flo-Tork are expected to contribute $16 million and $6 million, respectively, to 2006 Industrial Controls sales.  We also expect continued organic sales growth.  We expect our operating margin in Industrial Controls to improve to 12.3% in 2006 from 8.6% in 2005 largely as a result of higher volume.

Components

	Three Months Ended		Six Months Ended
(dollars in millions)	April 1,	March 26,	April 1,	March 26,
	2006	2005	2006	2005
Net sales	$58.9	$36.6	$114.7	$71.6
Operating profit	$8.3	$5.0	$18.5	$9.7
Operating margin	14.1%	13.8%	16.1%	13.5%
Backlog	$109.5	$62.4	$109.5	$62.4

Net sales in Components increased 61% in the second quarter and 60% in the first half of 2006.  Nearly two-thirds of these increases resulted from the acquisition of the Power and Data Technology Group of the Kaydon Corporation.  The remainder of the increases primarily related to medical equipment components, such as motors used in sleep apnea machines and slips rings and fiber optic rotary joints used in CT scan equipment, and defense controls, including slip rings used in the turret of the Bradley Fighting Vehicle.

Our operating margin for Components for the second quarter of 2006 showed a modest improvement over the same period one year ago.  However, for the first six months of 2006, our operating margin for Components was much stronger than the first six months of 2005, resulting from higher volume and a more favorable product mix.

The higher level of twelve-month backlog for Components at April 1, 2006 as compared to March 26, 2005 primarily relates to the acquisition of the Power and Data Technologies Group of the Kaydon Corporation.  In addition, backlog increased due to increased orders in military aircraft and space and defense programs.

2006 Outlook for Components - We expect net sales in Components to increase 47% to $229 million in 2006.  Over half of the increase is expected to be generated by incremental sales associated with the acquisition of the Power and Data Technologies Group of the Kaydon Corporation.  In addition, sales are expected to increase for medical equipment components and for foreign military sales of fiber-optic modems.  We expect our operating margin to increase to 15.1% in 2006 from 13.5% in 2005 largely as a result of higher volume and a favorable product mix.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
(dollars in millions)	April 1,	March 26,
	2006	2005
Net cash provided (used) by:
Operating activities	$26.2	$54.2
Investing activities	(57.2)	(19.1)
Financing activities	39.5	(21.3)

Cash flow from operations and available borrowing capacity provide us with resources needed to run our operations, continually invest in our business and take advantage of acquisition opportunities as they may arise.

Operating Activities

Net cash provided by operating activities decreased in the first six months of 2006 from the first six months of 2005.  The majority of the decrease relates to higher working capital requirements, related primarily to receivables and inventories, associated with our increasing sales.  The decrease was partially offset by higher earnings adjusted for non-cash charges. In addition, in the first six months of 2005, we received significant cash advances from customers.

Investing Activities

Net cash used by investing activities in the first six months of 2006 consisted of the $25 million purchase price for the Flo-Tork acquisition and working capital adjustments and $37 million of capital expenditures.  The higher level of capital expenditures in the first six months of 2006 resulted from building expansions in the Philippines, England and Luxembourg and the procurement of capital tooling and test equipment for the Boeing 787 program.  Capital expenditures are expected to be approximately $65 million in 2006.

Financing Activities

Net cash provided by financing activities in the first six months of 2006 is primarily related to the net proceeds of $85 million received from the issuance of Class A common stock in the second quarter of 2006, partially offset by paydowns on our revolving credit facility.

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

Our largest credit facility is the U.S. facility that consists of a $75 million term loan and a $315 million revolver that had outstanding balances of $30 million and $59 million, respectively, at April 1, 2006. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which is currently 150 basis points. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million. The credit facility is secured by substantially all of our U.S. assets.

The U.S. credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $275 million at April 1, 2006. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $50 million in any one fiscal year. Adjusted EBITDA is defined in the agreement as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense, stock compensation expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. At April 1, 2006, we were in compliance with all covenants.

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

At April 1, 2006, we had $285 million of unused borrowing capacity, including $248 million from the U.S. credit facility after considering standby letters of credit.

Our ratio of total debt to capitalization was 32% at April 1, 2006 and 36% at March 26, 2005 due to the equity offering from which the proceeds were used to pay down debt, partially offset by higher levels of debt associated with acquisitions.

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

The military aircraft market is dependent on military spending for development and production programs.  Military spending is expected to remain strong in the near term. Production programs are typically long-term in nature, offering greater predictability as to capacity needs and future revenues.  We maintain positions on numerous high priority programs, including the F-35 Joint Strike Fighter, F/A-18E/F Super Hornet and V-22 Osprey.  These and other government programs can be reduced, delayed or terminated. The large installed base of our products leads to attractive aftermarket sales and service opportunities.  Aftermarket revenues are expected to continue to grow, due to military retrofit programs and increased flight hours resulting from increased military activity.

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

Industrial

Approximately one-third of our 2005 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades.  However, due to the high degree of sophistication of our products and the niche markets we serve, we believe we may be less susceptible to overall macro-economic industrial trends.  Opportunities for growth include demand in China to support their economic growth particularly in power generation and steel manufacturing markets, steel manufacturers that are seeking to reduce energy costs, advancements in medical technology and automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities.

Commercial Aircraft

Approximately 15% of our 2005 sales were on commercial aircraft programs.  The commercial OEM aircraft market has historically exhibited cyclical swings and sensitivity to economic conditions, while the aftermarket, which is driven by usage of the existing aircraft fleet, has proven to be more stable.  Higher aircraft utilization rates result in the need for increased maintenance and spare parts and enhance aftermarket sales. Boeing and Airbus are both increasing production levels for new planes related to air traffic growth and further production increases are projected.  We have contract coverage through 2012 with Boeing for the existing 7-series aircraft and are also developing flight control actuation systems for Boeing's 787 Dreamliner, its next generation commercial aircraft. In the business jet market, our flight controls on a couple of newer jets are entering their initial production phases.

Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls.  Less than one-third of our 2005 sales was denominated in foreign currencies including the euro, British pound and Japanese yen.  During 2005, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars contributed $12 million to the sales increase over 2004.  However, during the first half of 2006, the U.S. dollar strengthened against these currencies and the translation of the results of our foreign subsidiaries into U.S. dollars reduced sales by $12 million compared to the same period a year ago.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies in the current year from those disclosed in our 2005 Form 10-K.

Cautionary Statement

Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as "may," "will," "should," "believes," "expects," "expected," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume" and "assume," are forward-looking statements.  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products and industrial capital goods, (ii) our dependence on government contracts that may not be fully funded or may be terminated, (iii) our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales, (iv) the possibility that the demand for our products may be reduced if we are unable to adapt to technological change, (v) intense competition which may require us to lower prices or offer more favorable terms of sale, (vi) our significant indebtedness which could limit our operational and financial flexibility, (vii) the possibility that new product and research and development efforts may not be successful which could reduce our sales and profits, (viii) higher pension costs and increased cash funding requirements, which could occur in future years if future actual plan results differ from assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates, (ix) a write-off of all or part of our goodwill, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting, (xi) the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in contract accounting, (xii) the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business, (xiii) our ability to successfully identify and consummate acquisitions, and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with the acquired businesses for which are not indemnified, (xiv) our dependence on our management team and key personnel, (xv) the possibility of a catastrophic loss of one or more of our manufacturing facilities, (xvi) the possibility that future terror attacks, war or other civil disturbances could negatively impact our business, (xvii) our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes, (xviii) the possibility that government regulation could limit our ability to sell our products outside the United States, (xix) the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation, (xx) the possibility that litigation may result unfavorably to us, (xxi) foreign currency fluctuations in those countries in which we do business and other risks associated with international operations and (xxii) the cost of compliance with environmental laws.  The factors identified above are not exhaustive.  New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein.  Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results.  We disclaim any obligation to update the forward-looking statements made in this report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Refer to the Company's Annual Report on Form 10-K for the year ended September 24, 2005 for a complete discussion of the Company's market risk.  There have been no material changes in the current year regarding this market risk information.

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

Part II. OTHER INFORMATION

Item 2.

       Unregistered Sales of Equity Securities and Use of Proceeds

(c)

The following table summarizes the Company's purchases of its common stock for the quarter ended April 1, 2006.

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

          Announced Plans

      Yet Be Purchased Under

Period

      Purchased(1)(2)    Paid Per Share      or Programs(2)        the Plans or Programs(2)

January 1-31, 2006

3,700

$31.61

N/A

N/A

February 1-28, 2006

           27,188

  33.24

N/A

N/A

March 1, 2006-

April 1, 2006

                    -

                      -

N/A

N/A

Total

           30,888

             $33.04

N/A

N/A

(1)

The issuer's purchases during January represent the purchase of shares from the Moog Inc. Savings and Stock Ownership Plan.

(2)

In connection with the exercise and vesting of stock options, the Company from time to time accepts delivery of shares to pay the exercise price of employee stock options.  The Company does not otherwise have any plan or program to purchase its common stock.  During the period, the Company accepted the delivery of 27,188 shares in February at $33.24 per share in connection with the exercise of stock options.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on January 11, 2006.  The following matters were submitted to a vote of security holders at the Annual Meeting.

a.

The nominees to the Board of Directors were elected based on the following shares voted:

Nominee

      For

Authority Withheld

Class A

    James L. Gray

30,234,907

     1,631,490

Class B

    Richard A. Aubrecht

               4,476,939

          63,200

    John D. Hendrick

  4,474,412

          65,727

    Brian J. Lipke

  4,430,157

        109,982

The term of the following directors continued after the Annual Meeting:  Kraig H. Kayser, Robert H. Maskrey and Albert F. Myers (Class B directors through 2007); Robert R. Banta (Class A director through 2007); Joe C. Green and Raymond W. Boushie (Class B directors through 2008); Robert T. Brady (Class A director through 2008); Richard A. Aubrecht, John D. Hendrick and Brian J. Lipke (Class B directors through 2009); and James L. Gray (Class A director through 2009).

b.

The appointment of Ernst & Young LLP as auditors was approved based on the following shares voted:

Class A*:  For, 3,162,076; Against, 22,638;  Abstain, 1,926.

Class B:    For, 4,504,828; Against, 24,294;  Abstain, 11,017.

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

May 11, 2006

By     /s/Robert T. Brady

Robert T. Brady

Chairman

Chief Executive Officer

(Principal Executive Officer)

Date:

May 11, 2006

By     /s/Robert R. Banta

Robert R. Banta

Executive Vice President

Chief Financial Officer

(Principal Financial Officer)

Date:

May 11, 2006

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