Form 10-Q
period 2006-07-01
MOOG INC
filed 2006-08-10
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
√ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Yes  ____√____

No  _________

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ____√____

Accelerated filer  _________

Non-accelerated filer   _________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  _________

No  ____√_____

The number of shares outstanding of each class of common stock as of August 4, 2006 were:

Class A Common Stock, $1.00 par value

37,566,545 shares

Class B Common Stock, $1.00 par value

  4,202,085 shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PAGE

Item 1

Financial Statements:

Consolidated Condensed Balance Sheets
July 1, 2006 and September 24, 2005

3

Consolidated Condensed Statements of Earnings
Three and Nine Months Ended July 1, 2006 and June 25, 2005

4

Consolidated Condensed Statements of Cash Flows
Nine Months Ended July 1, 2006 and June 25, 2005

5

Notes to Consolidated Condensed Financial Statements

6-14

Item 2

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

15-26

Item 3

Quantitative and Qualitative Disclosures about Market Risk

27

Item 4

Controls and Procedures

27

PART II

OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 6

Exhibits

28

SIGNATURES

29

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
MOOG INC. Consolidated Condensed Balance Sheets (Unaudited)

	July 1,	September 24,
(dollars in thousands)	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 47,110	$ 33,750
Receivables	340,208	296,986
Inventories	265,383	215,425
Other current assets	60,776	53,897
TOTAL CURRENT ASSETS	713,477	600,058
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $313,780 and $293,245, respectively	296,673	262,841
GOODWILL	421,634	378,205
INTANGIBLE ASSETS, net	66,133	24,786
OTHER ASSETS	39,988	37,437
TOTAL ASSETS	$ 1,537,905	$ 1,303,327
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Notes payable	$ 16,919	$ 885
Current installments of long-term debt	16,921	17,035
Accounts payable	89,854	70,180
Customer advances	36,354	43,877
Accrued pension and retirement obligations	36,029	18,635
Contract loss reserves	13,462	14,121
Other accrued liabilities	126,516	122,619
TOTAL CURRENT LIABILITIES	336,055	287,352
LONG-TERM DEBT, excluding current installments
Senior debt	165,260	130,853
Senior subordinated notes	200,111	200,124
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	97,276	125,503
DEFERRED INCOME TAXES	55,058	36,304
OTHER LONG-TERM LIABILITIES	2,884	2,154
TOTAL LIABILITIES	856,644	782,290
SHAREHOLDERS' EQUITY
Common stock	48,605	45,730
Other shareholders' equity	632,656	475,307
TOTAL SHAREHOLDERS' EQUITY	681,261	521,037
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 1,537,905	$ 1,303,327
See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC. Consolidated Condensed Statement of Earnings (Unaudited)

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
(dollars in thousands except per share data)	2006	2005	2006	2005
NET SALES	$ 333,463	$ 266,032	$ 965,743	$ 770,572
COST OF SALES	224,710	181,303	652,495	529,530
GROSS PROFIT	108,753	84,729	313,248	241,042

Research and development	18,190	11,887	47,777	31,029
Selling, general and administrative	53,456	46,454	158,398	131,192
Interest	5,725	3,505	16,222	9,384
Other	121	(231)	759	(265)
EARNINGS BEFORE INCOME TAXES	31,261	23,114	90,092	69,702

INCOME TAXES	10,019	6,462	30,591	22,305

NET EARNINGS	$ 21,242	$ 16,652	$ 59,501	$ 47,397

NET EARNINGS PER SHARE
Basic	$ .51	$ .43	$ 1.48	$ 1.23
Diluted	.50	.42	1.46	1.20
AVERAGE COMMON SHARES OUTSTANDING
Basic	41,730,254	38,613,997	40,099,743	38,603,248
Diluted	42,444,350	39,541,572	40,798,377	39,504,880
See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC. Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended
	July 1,	June 25,
(dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$ 59,501	$ 47,397
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,880	23,876
Amortization	8,009	2,541
Provisions for non-cash losses on contracts, inventories and receivables	21,709	19,275
Stock compensation expense	2,994	-
Other	13,387	487
Change in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(32,596)	(21,030)
Inventories	(43,827)	(23,467)
Other assets	(4,510)	(5,610)
Accounts payable and accrued liabilities	7,905	3,381
Other liabilities	(21,274)	19,649
Customer advances	(7,956)	9,474
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,222	75,973

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of acquired cash	(88,838)	(4,613)
Purchase of property, plant and equipment	(59,652)	(26,576)
Other	4,249	282
NET CASH USED BY INVESTING ACTIVITIES	(144,241)	(30,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payble	3,795	(50)
Net proceeds from (repayments of) revolving lines of credit	44,600	(159,700)
Proceeds from long-term debt	2,214	400
Payments on long-term debt	(13,189)	(13,842)
Proceeds from sale of senior subordinated notes, net of issuance costs	-	147,140
Proceeds from sale of Class A Common Stock, net of issuance costs	84,497	-
Excess tax benefits from share-based payment arrangements	993	-
Other	2,607	(551)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	125,517	(26,603)

Effect of exchange rate changes on cash	1,862	33
INCREASE IN CASH AND CASH EQUIVALENTS	13,360	18,496
Cash and cash equivalents at beginning of period	33,750	56,701
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 47,110	$ 75,197

CASH PAID FOR:
Interest	$ 12,148	$ 6,802
Income taxes	22,208	14,654
See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC. Notes to Consolidated Condensed Financial Statements Nine Months Ended July 1, 2006 (Unaudited) (dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for fair presentation of results for the interim period have been included.  The results of operations for the three and nine months ended July 1, 2006 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended September 24, 2005.  All references to years in these financial statements are to fiscal years.

The Company’s fiscal year ends on the last Saturday in September.  The Company’s financial statements will include 53 weeks in 2006 and 52 weeks in 2005.  The Company’s financial statements include 13 weeks for the three months ended July 1, 2006 and June 25, 2005, and 40 weeks for the nine months ended July 1, 2006 compared to 39 weeks for the nine months ended June 25, 2005.  While this may have a financial impact on the reported results for the first nine months of 2006 that may affect the comparability of the financial statements presented, the impact cannot be determined.

Note 2 - Acquisitions

All of the Company’s acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.

On April 7, 2006, the Company acquired Curlin Medical and affiliated companies.  The adjusted purchase price was $76,648 financed with credit facility borrowings and a $12,000 53-week unsecured note.  Curlin Medical is a manufacturer of infusion pumps that provide controlled delivery of therapeutic drugs to patients.  This acquisition makes up our newest segment, Medical Devices, and expands our participation in the medical devices market.

On November 23, 2005, the Company acquired Flo-Tork. The adjusted purchase price was $24,855, which was financed with credit facility borrowings.  Flo-Tork is a leading designer and manufacturer of hydraulic and pneumatic rotary actuators and specialized cylinders for niche military and industrial applications.  This acquisition not only expands the Company’s reach within Industrial Controls, but also provides new opportunities for naval applications within Space and Defense Controls.

On August 11, 2005, the Company acquired FCS Control Systems for $46,670, financed primarily with existing cash in one of the Company’s European subsidiaries.  FCS Control Systems is a business that produces high-fidelity electromechanical and electrohydraulic flight and vehicle simulation equipment and structural test systems for aerospace and automotive applications.  This acquisition expands the Company’s market for simulators in Europe and enhances the Company’s line of control loading actuation systems within Industrial Controls.

On July 26, 2005, the Company acquired the Power and Data Technologies Group of the Kaydon Corporation and financed the acquisition with credit facility borrowings.  In the first quarter of 2006, the Company received $665 in cash from the seller representing a working capital adjustment, resulting in an adjusted purchase price of $72,086.  This business manufactures electric and fiber-optic slip rings for industrial products, underwater applications and for European military applications.  This acquisition will help the Company reach new markets and will complement the Company’s existing line of products within Components.

The Company’s purchase price allocations for Curlin Medical, Flo-Tork and the Power and Data Technologies Group of the Kaydon Corporation are based on preliminary estimates of fair values of assets acquired and liabilities assumed.  These estimates are subject to the finalization of the purchase price allocations.

Note 3 - Stock-Based Compensation

The Company has stock option plans that authorize the issuance of options for shares of Class A Common Stock to directors, officers and key employees.  Stock option grants are designed to reward long-term contributions to the Company and provide incentives for recipients to remain with the Company.  The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A Common Stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A Common Stock. Under the terms of the plans, options may be either incentive or non-qualified. Options issued as of July 1, 2006 consisted of both incentive options and non-qualified options. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A Common Stock on the grant date. Options become exercisable over periods not exceeding ten years.

During the first quarter of 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The Company uses a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.

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

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The weighted average fair value of the options was $11.22 for options granted during the nine months ended July 1, 2006 and was $9.57 for options granted during the nine months ended June 25, 2005.  The following table provides the range of assumptions used to value stock options granted during the nine months ended July 1, 2006 and June 25, 2005.

	Nine Months Ended
	July 1,	June 25,
	2006	2005
Expected volatility	27% - 35%	36%
Risk-free rate	4.4% - 4.5%	3.3% - 4.4%
Expected dividends	0%	0%
Expected term (in years)	3-10 years	3-10 years

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

The table below reflects net earnings and net earnings per share for the three and nine months ended July 1, 2006 compared with the pro forma information for the three and nine months ended June 25, 2005 as follows:

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Net earnings, as reported for the prior period (1)	N/A	$ 16,652	N/A	$ 47,397
Stock compensation expense	$ 507	517	$ 2,994	1,384
Tax benefit	(49)	(54)	(663)	(134)
Stock compensation expense, net of tax (2)	458	463	2,331	1,250
Net earnings, including the effect of stock
compensation expense (3)	$ 21,242	$ 16,189	$ 59,501	$ 46,147
Net earnings per share:
Basic, as reported for the prior period (1)	N/A	$ .43	N/A	$ 1.23
Basic, including the effect of stock compensation
expense (3)	$ .51	$ .42	$ 1.48	$ 1.20
Diluted, as reported for the prior period (1)	N/A	$ .42	N/A	$ 1.20
Diluted, including the effect of stock
compensation expense (3)	$ .50	$ .41	$ 1.46	$ 1.17

(1) Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2) Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3) Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS No. 123.

As a result of adopting SFAS No. 123(R), the Company's basic and diluted earnings per share for the three months ended July 1, 2006 are each $0.01 lower and for the nine months ended July 1, 2006 are each $0.06 lower than had the Company continued to account for share-based compensation under SFAS No. 123.  Consistent with SFAS No. 123(R), the Company classified $993 of excess tax benefits from share-based payment arrangements as cash flows from investing activities and the balance was classified as cash flows from operating activities.

Stock compensation expense is included in selling, general and administrative expense.  The following table summarizes information about stock options outstanding and exercisable at July 1, 2006.

	Outstanding		Exercisable
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Exercise Price Range	Options	Price	Options	Price
$ 7.07 - 10.04	561,183	$ 8.48	399,784	$ 8.54
12.53 - 15.24	375,187	13.04	160,685	13.72
19.74 - 23.88	219,372	20.15	34,558	20.44
26.65 - 28.94	699,988	28.29	73,760	28.03
	1,855,730	$ 18.25	668,787	$ 12.55

Shares under options are as follows:

			Weighted
		Weighted	Average
	Class A	Average	Remaining	Aggregate
	Stock	Exercise	Contractrual	Instrinsic
1998 Plan	Options	Price	Life	Value
Outstanding at September 24, 2005	1,303,921	$ 11.56
Exercised in 2006	(229,179)	11.76
Outstanding at July 1, 2006	1,074,742	$ 11.53	5.0	$ 24,387
Exercisable at July 1, 2006	590,841	$ 10.54	4.1	$ 13,994

			Weighted
		Weighted	Average
	Class A	Average	Remaining	Aggregate
	Stock	Exercise	Contractrual	Instrinsic
2003 Plan	Options	Price	Life	Value
Outstanding at September 24, 2005	585,222	$ 26.85
Granted in 2006	236,266	28.94
Exercised in 2006	(40,500)	25.42
Outstanding at July 1, 2006	780,988	$ 27.51	8.6	$ 5,243
Exercisable at July 1, 2006	77,946	$ 27.81	8.4	$ 500

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of Class A Common Stock of $34.22 as of July 1, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

Note 4 – Inventories

	July 1,	September 24,
	2006	2005
Raw materials and purchased parts	$ 100,139	$ 75,859
Work in process	121,816	101,487
Finished goods	43,428	38,079
	$ 265,383	$ 215,425

Note 5 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended July 1, 2006 are as follows:

	Balance as of	Current	Adjustment	Foreign	Balance as of
	September 24,	Year	To Prior Year	Currency	July 1,
	2005	Acquisitions	Acquisitions	Translation	2006
Aircraft Controls	$ 103,749	$ -	$ 28	$ 58	$ 103,835
Space and Defense Controls	45,664	5,805	-	-	51,469
Industrial Controls	82,496	3,869	(129)	2,952	89,188
Components	146,296	-	(6,481)	833	140,648
Medical Devices	-	36,494	-	-	36,494
Total	$ 378,205	$ 46,168	$ (6,582)	$ 3,843	$ 421,634

All acquired intangible assets other than goodwill are being amortized. The weighted-average amortization period is eight years for customer-related intangible assets, nine years for marketing-related intangible assets, and ten years for technology-related and artistic-related intangible assets. In total, these intangible assets have a weighted-average life of nine years. Technology-related intangible assets primarily consist of technology, patents, intellectual property, and engineering drawings. Customer-related intangible assets primarily consist of customer relationships.  Marketing-related intangible assets primarily consist of non-compete agreements, trademarks, and tradenames.  Amortization of acquired intangible assets was $3,032 and $6,359 for the three and nine months ended July 1, 2006 and was $427 and $1,404 for the three and nine months ended June 25, 2005, respectively.  Based on acquired intangible assets recorded at July 1, 2006, amortization is expected to be $8,543 in 2006, $7,339 in 2007, $6,679 in 2008, $6,281 in 2009 and $6,218 in 2010. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	July 1, 2006		September 24, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Technology-related	$ 32,460	$ (2,223)	$ 6,445	$ (993)
Customer-related	29,146	(7,194)	16,106	(2,641)
Marketing-related	15,241	(5,587)	6,381	(4,842)
Artistic-related	25	(12)	25	(10)
Acquired intangible assets	$ 76,872	$ (15,016)	$ 28,957	$ (8,486)

Note 6 - Product Warranties

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

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Warranty accrual at beginning of period	$ 5,364	$ 4,777	$ 4,733	$ 4,233
Additions from acquisition	-	-	-	110
Warranties issued during period	1,492	1,063	4,819	3,756
Reductions for settling warranties	(1,311)	(1,294)	(4,001)	(3,663)
Foreign currency translation	163	(143)	157	(33)
Warranty accrual at end of period	$ 5 ,708	$ 4 ,403	$ 5,708	$ 4,403

Note 7 - Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk associated with changes in interest rates that affect the amount of future interest payments.  Interest rate swaps with a notional amount of $55,000 matured in the second quarter of 2006.  At July 1, 2006, the Company had outstanding interest rate swaps with a $35,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. The $35,000 notional amount matures in the first quarter of 2007.  Based on the applicable margin at July 1, 2006, the interest rate swaps effectively convert the amount of variable-rate debt to fixed-rate debt at 3.6% through its maturity, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin.  Activity in Accumulated Other Comprehensive Loss (AOCL) related to derivatives held by the Company during the first nine months of 2006 is summarized below:

	Before-Tax	Income	After-Tax
	Amount	Tax	Amount
Accumulated gain at September 24, 2005	$ 1,119	$ (431)	$ 688
Net increase in fair value of derivatives	187	(72)	115
Net reclassification from AOCL into earnings	(898)	346	(552)
Accumulated gain at July 1, 2006	$ 408	$ (157)	$ 251

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2006 or 2005.  At July 1, 2006, the fair value of interest rate swaps was $531, which is included in other current assets.  At September 24, 2005, the fair value of interest rate swaps was $1,262, which is included in other current assets and other noncurrent assets.

The Company has foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize the foreign currency exposure, the Company has foreign currency forwards with a notional amount of $28,898. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statement of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At July 1, 2006, the fair value of the foreign currency forwards was a $1,828 liability, most of which was included in current liabilities.

Note 8 - Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Service cost	$ 4,050	$ 3,353	$ 12,050	$ 10,058
Interest cost	4,687	4,413	14,062	13,238
Expected return on plan assets	(5,525)	(5,050)	(16,375)	(15,150)
Amortization of prior service cost	273	272	818	817
Amortization of actuarial loss	2,143	1,187	6,428	3,562
Pension expense for defined benefit plans	5,628	4,175	16,983	12,525
Pension expense for defined contribution plans	285	270	824	694
Total pension expense for U.S. plans	$ 5,913	$ 4,445	$ 17,807	$ 13,219

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Service cost	$ 934	$ 600	$ 2,701	$ 1,837
Interest cost	1,044	915	3,047	2,783
Expected return on plan assets	(584)	(414)	(1,701)	(1,253)
Amortization of prior service credit	(10)	(5)	(29)	(17)
Amortization of actuarial loss	288	168	841	509
Pension expense for defined benefit plans	1,672	1,264	4,859	3,859
Pension expense for defined contribution plans	292	248	848	747
Total pension expense for non-U.S. plans	$ 1,964	$ 1,512	$ 5,707	$ 4,606

Net periodic benefit costs for the postretirement health care benefit plan consist of:

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Service cost	$ 87	$ 60	$ 262	$ 180
Interest cost	240	255	720	765
Amortization of transition obligation	98	98	293	293
Amortization of prior service cost	73	73	218	218
Amortization of actuarial loss	95	78	285	233
Net periodic postretirement benefit cost	$ 593	$ 564	$ 1,778	$ 1,689

During the nine months ended July 1, 2006, the Company made contributions to its defined benefit pension plans of $33,000 to the U.S. plan and $2,250 to the non-U.S. plans.  The Company presently anticipates contributing an additional $1,769 to the non-U.S. plans to fund its pension plans in 2006 for a total of approximately $37,000.

Note 9 - Shareholders’ Equity

The changes in shareholders’ equity for the nine months ended July 1, 2006 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock
COMMON STOCK
Beginning of period	$ 45,730	37,727,348	8,002,365
Sale of Class A Common Stock	2,875	2,875,000	-
Conversion of Class B to Class A	-	64,681	(64,681)
End of period	48,605	40,667,029	7,937,684

ADDITIONAL PAID-IN CAPITAL
Beginning of period	187,025
Sale of Class A Common Stock, net of issuance costs	81,622
Stock compensation expense	2,994
Issuance of Treasury shares at more than cost	2,286
Adjustment to market - SECT, and other	4,037
End of period	277,964

RETAINED EARNINGS
Beginning of period	387,781
Net earnings	59,501
End of period	447,282

TREASURY STOCK
Beginning of period	(42,916)	(3,320,768)	(3,305,971)
Treasury stock issued	1,438	269,679	-
Treasury stock purchased	(1,643)	(51,900)	-
End of period	(43,121)	(3,102,989)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(12,952)		(446,628)
Sale of stock to SSOP Plan	1,487		48,350
Purchases of stock	(961)		(28,850)
Adjustment to market - SECT	(2,263)		-
End of period	(14,689)		(427,128)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	(43,631)
Foreign currency translation adjustment	9,288
Decrease in accumulated gain on derivatives	(437)
End of period	(34,780)

TOTAL SHAREHOLDERS' EQUITY	$ 681,261	37,564,040	4,204,585

Note 10 - Stock Employee Compensation Trust

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

Note 11 - Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Weighted-average shares outstanding-Basic	41,730,254	38,613,997	40,099,743	38,603,248
Dilutive effect of stock options	714,096	927,575	698,634	901,632
Weighted-average shares outstanding-Diluted	42,444,350	39,541,572	40,798,377	39,504,880

On February 21, 2006, the Company completed the offering and sale of 2,875,000 shares of Class A Common Stock at a price of $31 per share.  The Company used the net proceeds of $84,497 to pay down outstanding credit facility borrowings, some of which were reborrowed in April 2006 to finance the Curlin Medical acquisition.

Note 12 - Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Net earnings	$ 21,242	$ 16,652	$ 59,501	$ 47,397
Other comprehensive income (loss):
Foreign currency translation adjustments	10,106	(8,768)	9,288	(783)
Increase (decrease) in accumulated gain on
derivatives, net of tax	(121)	(189)	(437)	428
Comprehensive income	$ 31,227	$ 7,695	$ 68,352	$ 47,042

The components of accumulated other comprehensive loss are as follows:

	July 1,	September 24,
	2006	2005
Cumulative foreign currency translation adjustments	$ 20,322	$ 11,034
Minimum pension liability adjustment	(55,353)	(55,353)
Accumulated gain on derivatives	251	688
Accumulated other comprehensive loss	$ (34,780)	$ (43,631)

Note 13 - Segment Information

Below are sales and operating profit by segment for the three and nine months ended July 1, 2006 and June 25, 2005 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses excluding stock compensation expense and other corporate expenses.  Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Net sales:
Aircraft Controls	$ 129,899	$ 113,405	$ 384,614	$ 328,588
Space and Defense Controls	36,134	30,835	112,154	94,918
Industrial Controls	99,541	81,444	286,361	235,075
Components	61,251	40,348	175,976	111,991
Medical Devices	6,638	-	6,638	-
Net sales	$ 333,463	$ 266,032	$ 965,743	$ 770,572
Operating profit and margins:
Aircraft Controls	$ 15,631	$ 15,580	$ 47,905	$ 45,736
	12.0%	13.7%	12.5%	13.9%
Space and Defense Controls	3,609	1,543	10,072	8,200
	10.0%	5.0%	9.0%	8.6%
Industrial Controls	12,006	8,240	35,241	20,996
	12.1%	10.1%	12.3%	8.9%
Components	10,065	5,907	28,535	15,589
	16.4%	14.6%	16.2%	13.9%
Medical Devices	(239)	-	(239)	-
	(3.6%)	-	(3.6%)	-
Total operating profit	41,072	31,270	121,514	90,521
	12.3%	11.8%	12.6%	11.7%
Deductions from operating profit:
Interest expense	5,725	3,505	16,222	9,384
Stock compensation expense	507	-	2,994	-
Corporate expenses and other	3,579	4,651	12,206	11,435
Earnings before income taxes	$ 31,261	$ 23,114	$ 90,092	$ 69,702

The new Medical Devices segment has segment assets of approximately $82,000.

Note 14 - Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes."  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended September 24, 2005 and its quarterly reports on Form 10-Q for the quarters ended April 1, 2006 and December 31, 2005.  All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

OVERVIEW

We are a leading worldwide designer and manufacturer of high performance, precision motion and fluid controls and control systems for a broad range of applications in aerospace, defense, industrial and medical device markets.  Our products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles and controls for positioning gun barrels and automatic ammunition loading for military combat vehicles.  Our products are also used in a wide variety of industrial applications, including injection molding machines for the plastics markets, metal forming, power generating turbines and simulators used to train pilots, as well as certain medical applications.  We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Controls, Components and Medical Devices.  Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina and Pennsylvania, and in Germany, Italy, England, Japan, the Philippines, Ireland and India.

Revenue under long-term contracts, representing approximately one-third of our sales, is recognized using the percentage of completion, cost-to-cost method of accounting.  This method of revenue recognition is associated with the Aircraft Controls and Space and Defense Controls segments due to the long-term contractual nature of the business activities, with the exception of their respective aftermarket activities.  The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied.  This method of revenue recognition is associated with the Industrial Controls, Components and Medical Devices segments, as well as with aftermarket activity.

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

Acquisitions

On April 7, 2006, we acquired Curlin Medical and affiliated companies.  The adjusted purchase price was $77 million, financed with credit facility borrowings and a $12 million 53-week unsecured note.  Curlin Medical is a manufacturer of infusion pumps that provide controlled delivery of therapeutic drugs to patients.  This acquisition makes up our newest segment, Medical Devices, and expands our participation in the medical devices market.  Upon acquisition, trailing twelve-month sales for this business were approximately $23 million.

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

Issuance of Class A Common Stock

On February 21, 2006, we completed the offering and sale of 2,875,000 shares of Class A Common Stock at a price of $31 per share.  We used the net proceeds of $84 million to pay down outstanding credit facility borrowings, some of which were reborrowed in April 2006 to finance the Curlin Medical acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2006, we adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method.  This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award.  Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.  We use a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense based on vesting.  Stock compensation expense was $0.5 million in the third quarter and $3 million in first nine months of 2006. No stock compensation expense was recognized prior to 2006.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes."  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
(dollars in millions)	2006	2005	2006	2005
Net sales	$ 333.5	$ 266.0	$ 965.7	$ 770.6
Gross margin	32.6%	31.8%	32.4%	31.3%
Research and development expenses	$ 18.2	$ 11.9	$ 47.8	$ 31.0
Selling, general and administrative expenses as a
percentage of sales	16.0%	17.5%	16.4%	17.0%
Interest expense	$ 5.7	$ 3.5	$ 16.2	$ 9.4
Effective tax rate	32.0%	28.0%	34.0%	32.0%
Net earnings	$ 21.2	$ 16.7	$ 59.5	$ 47.4

Our fiscal year ends on the last Saturday in September.  Our financial statements will include 53 weeks in 2006 and 52 weeks in 2005.  Our financial statements include 13 weeks for the three months ended July 1, 2006 and June 25, 2005 and 40 weeks for the nine months ended July 1, 2006 compared to 39 weeks for the nine months ended June 25, 2005.  While this may have a financial impact on our reported results for the first nine months of 2006 that may affect the comparability of the financial statements presented, the impact cannot be determined.

Net sales increased $67 million, or 25%, in the third quarter of 2006 and $195 million, or 25%, in the first nine months of 2006 over the comparable periods one year ago.  Sales increased in each of our segments, even without considering the contribution from the acquisitions.

Our gross margin improved in the third quarter and first nine months of 2006 compared to the same periods last year, due largely to our higher sales volume across all of our segments and to a more favorable product mix. Our gross margin can also be influenced by additions to contract loss reserves.  Our additions to contract loss reserves, primarily associated with aircraft development contracts, were $4 million in the third quarter of 2006 compared to $2 million in the third quarter of 2005.  For the first nine months of 2006, our additions to contract loss reserves were $13 million compared to $10 million in the same period last year.

Research and development expenses increased in the third quarter and first nine months of 2006.  The higher level of research and development reflects the steady increase in our efforts over the past two years on Boeing’s next generation commercial aircraft, the 787 Dreamliner.

Selling, general and administrative expenses as a percentage of sales were lower in the third quarter of 2006, reflecting sales levels that continue to increase without corresponding increases in our cost structure. Selling, general and administrative expenses as a percentage of sales were also lower in the first nine months of 2006, despite a $2 million charge for the termination of an agreement with a long-standing sales representative in the first quarter of 2006 and stock compensation expense.  We adopted SFAS No. 123(R) as of the beginning of the first quarter and accordingly began expensing stock options.  Our first quarter expense related to stock options was $2 million, which included incremental expense for retirements and all of the expense associated with the stock option grant in the first quarter for those eligible for retirement.  Expense for stock options for each of the second and third quarters of 2006 was $0.5 million.

Interest expense was higher in the third quarter of 2006 compared to the third quarter of 2005, primarily related to higher levels of debt associated with our acquisitions of Curlin Medical, Flo-Tork and the Power and Data Technologies Group of the Kaydon Corporation.  Interest expense was also higher in the first nine months of 2006 compared to the first nine months of 2005.  Nearly two-thirds of the increase was attributable to higher debt levels associated with our acquisitions.  In addition, interest rates were higher in the first nine months of 2006 as a result of the issuance of 6¼% senior subordinated notes in 2005.

Our effective tax rate was higher in the third quarter and first nine months of 2006.  During the third quarter of 2005, we filed amended U.S. tax returns to claim additional research and development tax credits causing the 2005 tax rate to be lower.

Net earnings increased 28% and diluted earnings per share increased 19% in the third quarter of 2006 compared to the third quarter of 2005.  In the first nine months of 2006, net earnings increased 26% and diluted earnings per share increased 22%.  Average common shares outstanding increased during 2006 primarily as a result of the sale of 2,875,000 shares of Class A Common Stock on February 21, 2006.

2006 Outlook – We expect net sales in 2006 to increase 23% to $1.29 billion.  Sales are expected to increase by $78 million in Components, $66 million in Industrial Controls, $62 million in Aircraft Controls, $20 million in Space and Defense Controls and $13 million in our new Medical Devices segment over 2005.  We expect incremental sales from acquisitions to account for approximately two-thirds of the increase in Components, over half of the increase in Industrial Controls, and one quarter of the increase in Space and Defense Controls.  We expect operating margins to increase to 12.6% in 2006 from 11.7% in 2005.  In 2006, operating margins are expected to increase in Industrial Controls, Components and Space and Defense Controls and decrease in Aircraft Controls.  We expect diluted earnings per share to increase 20% to $1.96 despite being negatively impacted by approximately $0.07 per share for recording compensation expense for stock options in 2006 in accordance with SFAS No. 123(R).

2007 Outlook – We expect net sales in 2007 to increase by a range of 10% to 12% to between $1.421 billion and $1.441 billion.  Sales are expected to increase by an amount between $30 million and $50 million in Industrial Controls, $34 million in Aircraft Controls, $24 million in Components, $22 million in Space and Defense Controls and $20 million in Medical Devices over 2006.  We expect operating margins to be 12.7% in 2007 compared to 12.6% in 2006.  We expect our operating margins to increase in Medical Devices, increase slightly in Industrial Controls and Components, maintain their levels in Space and Defense Controls and decrease in Aircraft Controls.  We expect net earnings to increase to between $94 million to $98 million.  We expect diluted earnings per share to increase by a range of 13% to 17% to between $2.21 and $2.29. These projections include stock compensation expense under SFAS No. 123(R) for 2007, which is estimated to be approximately $0.05 per share.

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

Aircraft Controls

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
(dollars in millions)	2006	2005	2006	2005
Net sales - military aircraft	$ 80.2	$ 73.6	$ 240.3	$ 217.1
Net sales - commercial aircraft	49.7	39.8	144.3	111.5
	$ 129.9	$ 113.4	$ 384.6	$ 328.6
Operating profit	$ 15.6	$ 15.6	$ 47.9	$ 45.7
Operating margin	12.0%	13.7%	12.5%	13.9%
Backlog	$ 275.1	$ 228.5	$ 275.1	$ 228.5

Net sales in Aircraft Controls increased 15% in the third quarter and 17% in the first nine months of 2006, driven by increases in both military and commercial aircraft.  Within military aircraft, our aftermarket sales increased by $7 million in the third quarter and $16 million in the first nine months of 2006.  The increase in our aftermarket sales was driven by increased activity on the F-18 Hornet and the Blackhawk helicopter.  In addition, military aircraft sales for the first nine months of 2006 increased by $14 million on the F-35 Joint Strike Fighter, reflecting our higher level of activity on this cost-plus program, and decreased by $6 million on the Indian Light Combat Aircraft.  Within commercial aircraft, our third quarter sales increase was split fairly evenly between Boeing OEM, business jets and aftermarket.  The commercial aircraft sales increase for the first nine months of 2006 resulted from increases of $16 million in aftermarket, $8 million on Boeing OEM and $6 million on business jets.

Our operating margin for Aircraft Controls decreased in the third quarter.  Research and development expenses associated with our efforts on the Boeing 787 Dreamliner increased $5 million in the third quarter to $9 million.  This impact was partially offset by improved efficiencies associated with the higher level of sales.  Our operating margin was also lower in the first nine months of 2006.  In the first nine months of 2006, our research and development expenses on the Boeing 787 increased $12 million to $20 million and we had a $1 million write off associated with aftermarket tracking software that we were not able to place into service.  These factors were partially offset by a $4 million gain upon completion of negotiations with Boeing and the U.S. Army for the Comanche termination that was completed in the second quarter of 2006 and by increased sales volume.

Twelve-month backlog for Aircraft Controls increased from June 25, 2005 to July 1, 2006 related to increased orders for military helicopter programs including the Blackhawk and V-22 Osprey.  In addition, backlog increased for business jets and on the F-35 Joint Strike Fighter program, and decreased for F-15 Eagle.

2006 Outlook for Aircraft Controls – We expect net sales in Aircraft Controls in 2006 to increase 14% to $514 million, with nearly two-thirds of the increase being generated within commercial aircraft.  The expected increase in commercial aircraft sales relates to the continuation of strong aftermarket sales, continuing growth in Boeing OEM sales and the ramp up of our business jet production activity.  Within military aircraft, we expect sales increases on the F-35 Joint Strike Fighter and in the aftermarket.  However, we expect decreases on fighter aircraft programs such as the Indian Light Combat Aircraft, the F-15 Eagle and the F-16 Falcon to partially offset these increases.  We expect our operating margin to be 12.5% in 2006, a decline from 14.1% in 2005, largely as a result of higher research and development expense on the Boeing 787 program.

2007 Outlook for Aircraft Controls – We expect net sales in Aircraft Controls to increase 7% to $548 million in 2007, with nearly all of the increase being generated within commercial aircraft.  The expected increase in commercial aircraft sales relates to Boeing OEM, both for increased activity on the existing fleet of Boeing commercial airplanes and the beginning of production on the 787, and business jets that are moving further into production.  Within military aircraft, we expect aftermarket sales to increase while sales decrease on the F-35 as our development efforts wind down.  We expect our operating margin to be 11.9% in 2007, a decline from 12.5% in 2006, resulting from the changing balance of the business as the commercial proportion increases and the continuing need for a relatively high level of research and development.

Space and Defense Controls

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
(dollars in millions)	2006	2005	2006	2005
Net sales	$ 36.1	$ 30.8	$ 112.2	$ 94.9
Operating profit	$ 3.6	$ 1.5	$ 10.1	$ 8.2
Operating margin	10.0%	5.0%	9.0%	8.6%
Backlog	$ 122.4	$ 104.6	$ 122.4	$ 104.6

Net sales in Space and Defense Controls increased 17% in the third quarter and 18% in the first nine months of 2006.  In the third quarter, the sales increase primarily related to defense controls and controls for satellites, both of which increased $3 million.  In the first nine months of 2006, sales of controls for tactical missiles increased $7 million, reflecting a new order for Maverick missile systems and the restart of the TOW missile program.  In addition, sales increased $5 million in defense controls, $4 million in naval applications as a result of the Flo-Tork acquisition and $3 million in controls for satellites.

Our operating margin for Space and Defense Controls was significantly stronger in the third quarter of 2006 due to higher sales volume.  Our operating margin was also stronger in the first nine months of 2006, due to higher sales volume, offset by the $2 million first quarter charge associated with the termination of a sales representative agreement.

Twelve-month backlog for Space and Defense Controls increased from June 25, 2005 to July 1, 2006 reflecting increased orders on defense controls.  In addition, backlog increased due to orders for naval systems resulting from the Flo-Tork acquisition.  These increases were partially offset by decreases in orders for tactical missiles.

2006 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 15% to $148 million in 2006, including $6 million of sales for naval applications through our acquisition of Flo-Tork.  Sales are expected to increase on tactical missile programs as a result of an order for Maverick fin controls and the resumption of production on the TOW missile program.  Sales are also expected to increase in 2006 in defense controls, driven by work on the Stryker and LAV-25 military vehicles, and on the Minuteman refurbishment program.  We expect our operating margin in 2006 to be 9.0%, compared to 8.6% in 2005, reflecting increased volume, partially offset by the first quarter charge for the termination of the sales representative agreement.

2007 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 15% to $170 million in 2007.  Sales of defense controls, including hardware for Future Combat Systems and for LAV-25, are expected to increase significantly.  We expect sales of controls for tactical missiles to decrease and partially offset the increase in sales of defense controls.  Sales of controls for tactical missiles will decrease related to declining activity on a number of programs including VT-1, Maverick, TOW and Tomahawk. We expect our operating margin in 2007 to be 9.0%, the same level we expect to achieve in 2006.

Industrial Controls

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
(dollars in millions)	2006	2005	2006	2005
Net sales	$ 99.5	$ 81.4	$ 286.4	$ 235.1
Operating profit	$ 12.0	$ 8.2	$ 35.2	$ 21.0
Operating margin	12.1%	10.1%	12.3%	8.9%
Backlog	$ 118.8	$ 81.3	$ 118.8	$ 81.3

Net sales in Industrial Controls increased 22% in the third quarter and first nine months of 2006. The acquisitions of FCS Control Systems and Flo-Tork accounted for nearly two-thirds of these sales increases. In the third quarter, sales increased $3 million for metal forming machine controls for which the market is currently strong in Europe. Sales also increased $2 million in power generation and $1 million in heavy industry.  In the first nine months of 2006, sales increased $8 million in power generation, $5 million in simulators and $5 million in heavy industry.  Our sales in power generation are within both Asia and Europe, although the growth is being driven by the development of power generating plants in China.  The heavy industry market, for which we manufacture controls for steel mills, is currently strong due to high demand in China.  Sales for simulators increased in the first nine months of 2006 primarily related to increased sales of electromechanical platforms for training commercial airline pilots. Foreign currencies relative to the U.S. dollar were fairly close in the third quarters of 2006 and 2005, generating little impact on sales in the quarter.  However, for the first nine months of 2006, weaker foreign currencies compared to the U.S. dollar, primarily the euro and yen, had negative impacts on sales of $9 million, partially offsetting the increases we otherwise achieved.

Our operating margin for Industrial Controls was strong in the third quarter and first nine months of 2006.  The increase in the margin resulted from higher volume and a more favorable product mix, particularly in the Americas for the third quarter and both the Americas and the Asian-Pacific region for the first nine months of 2006.

The higher level of twelve-month backlog for Industrial Controls at July 1, 2006 compared to June 25, 2005 primarily relates to the acquisitions of FCS Control Systems and Flo-Tork.

2006 Outlook for Industrial Controls – We expect our net sales in Industrial Controls to increase 21% to $381 million in 2006.  The acquisitions of FCS Control Systems and Flo-Tork are expected to account for nearly two-thirds of the increase.  We also expect continued organic sales growth of approximately 9.0%.  We expect our operating margin in Industrial Controls to improve to 12.3% in 2006 from 8.6% in 2005 largely as a result of higher volume.

2007 Outlook for Industrial Controls – We expect our net sales in Industrial Controls to increase between 8% and 13% to an amount in the range of $412 million to $432 million in 2007.  The expected sales growth is most significant within the material test market, the plastics market, and in aftermarket.  We expect our operating margins to be 12.5% in 2007, just over the 12.3% level we expect to achieve in 2006.

Components

	Three Months Ended		Nine Months Ended
	July 1,	June 25,	July 1,	June 25,
(dollars in millions)	2006	2005	2006	2005
Net sales	$ 61.3	$ 40.3	$ 176.0	$ 112.0
Operating profit	$ 10.1	$ 5.9	$ 28.5	$ 15.6
Operating margin	16.4%	14.6%	16.2%	13.9%
Backlog	$ 114.9	$ 58.4	$ 114.9	$ 58.4

Net sales in Components increased 52% in the third quarter and 57% in the first nine months of 2006.  We estimate that two thirds of these increases resulted from the acquisition of the Power and Data Technology Group of the Kaydon Corporation.  The remainder of the increases primarily related to military aircraft, driven largely by instruments and actuators supplied on the CH-47 helicopter, defense controls for which we supply slip rings for the Bradley Fighting Vehicle, the Abrams tank and the Stryker mobile gun system, and medical equipment components, such as motors used in sleep apnea devices.

Our operating margins for Components for the third quarter and first nine months of 2006 were higher than the same periods one year ago.  We achieved these strong results as a result of higher volume, a more favorable product mix and efficiencies associated with integration of the acquisition.

The higher level of twelve-month backlog for Components at July 1, 2006 as compared to June 25, 2005 primarily relates to the acquisition of the Power and Data Technologies Group of the Kaydon Corporation.  In addition, backlog increased due to increased orders in military aircraft and defense control programs.

2006 Outlook for Components – We expect net sales in Components to increase 50% to $234 million in 2006.  We estimate that more than half of the increase will be generated by incremental sales associated with the acquisition of the Power and Data Technologies Group of the Kaydon Corporation.  In addition, sales are expected to increase for medical equipment components and for defense controls.  We expect our operating margin to increase to 16.3% in 2006 from 13.5% in 2005 largely as a result of higher volume and a favorable product mix.

2007 Outlook for Components – We expect net sales in Components to increase 10% to $258 million in 2007.  We expect sales increases in defense controls for the Bradley Fighting Vehicle and the Abrams tank in addition to increases in aircraft and industrial products.  We expect our operating margin to be 16.4% in 2007, just over the 16.3% level we expect to achieve in 2006.

Medical Devices

Three and Nine
Months Ended
(dollars in millions)	July 1, 2005
Net sales	$ 6.6
Operating profit	$ (.2)
Operating margin	(3.6%)
Backlog	$ 2.6

The Medical Devices segment was established during the third quarter of 2006 as a result of the April 7, 2006 acquisition of Curlin Medical and affiliated companies.

Our operating margin for Medical Devices was negative in the third quarter of 2006.  These results include a $1.3 million charge related to the purchase accounting step-up in inventory and another $1.3 million charge related to the amortization of intangible assets. Excluding these effects from purchase accounting, our operating margin would have been approximately 35%.  We expect these purchase accounting impacts to decrease in the fourth quarter of 2006 and further decrease in the first quarter of 2007 before leveling off.

Twelve-month backlog for Medical Devices relates to the acquisition of Curlin Medical.

2006 Outlook for Medical Devices – We expect sales in Medical Devices to be $13 million in 2006.  We expect our operating margin to be 4.0% in 2006, reflecting the continuation of purchase accounting adjustments into the fourth quarter, but at a reduced level.

2007 Outlook for Medical Devices – We expect sales in Medical Devices to increase to $33 million in 2007, our first full year of sales in this segment.  We expect our operating margin to be 20.0%, reflecting continued amortization of intangible assets other than backlog, which we will fully amortize in 2006.  We will also have no charges in 2007 related to the purchase accounting step-up in inventory.  These results will be partially offset as we plan to make investments in this business to ensure its long-term success.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
	July 1,	June 25,
	2006	2005
Net cash provided (used) by:
Operating activities	$ 30.2	$ 76.0
Investing activities	(144.2)	(30.9)
Financing activities	125.5	(26.6)

Cash flow from operations and available borrowing capacity provide us with resources needed to run our operations, continually invest in our business and take advantage of acquisition opportunities as they may arise.

Operating Activities

Net cash provided by operating activities decreased in the first nine months of 2006 from the first nine months of 2005.  The majority of the decrease relates to higher working capital requirements, related primarily to receivables and inventories, associated with our increasing sales and a declining proportion of our military aerospace business for which we receive more favorable payment terms. The decrease was partially offset by higher earnings adjusted for non-cash charges. In addition, in the first nine months of 2005, we received significant cash advances from customers.

Investing Activities

Net cash used by investing activities in the first nine months of 2006 consisted of the $65 million of credit facility borrowings used towards the purchase price of the Curlin Medical acquisition, the $25 million adjusted purchase price for the Flo-Tork acquisition and $60 million of capital expenditures.  The higher level of capital expenditures in the first nine months of 2006 resulted from building expansions in the Philippines, Korea, England and Luxembourg and the procurement of capital tooling and test equipment for the Boeing 787 program.  Capital expenditures are expected to be approximately $72 million in 2006.

Financing Activities

Net cash provided by financing activities in the first nine months of 2006 is primarily related to the net proceeds of $84 million received from the sale of Class A common stock in the second quarter of 2006 and additional borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2005 Form 10-K.

CAPITAL STRUCTURE AND RESOURCES

We maintain bank credit facilities to fund our short and long-term capital requirements, including acquisition financing. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

Our largest credit facility is the U.S. facility that consists of a $75 million term loan and a $315 million revolver that had outstanding balances of $26 million and $144 million, respectively, at July 1, 2006. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which is currently 125 basis points. The credit facility expires on March 31, 2008 and requires quarterly principal payments on the term loan of $3.75 million. The credit facility is secured by substantially all of our U.S. assets.

The U.S. credit facility contains various covenants. The covenant for minimum consolidated net worth, defined as the sum of capital stock and additional paid-in capital plus retained earnings, adjusts over the term of the facility and was $275 million at July 1, 2006. The covenant for minimum interest coverage ratio, defined as the ratio of adjusted EBITDA to total interest expense for the most recent four quarters, is 3.0. The covenant for minimum fixed charge coverage ratio, defined as the ratio of (i) adjusted EBITDA minus capital expenditures to (ii) the sum of interest expense, income tax expense and regularly scheduled principal payments on debt, all for the most recent four quarters, is 1.2. The covenant for the maximum leverage ratio, defined as the ratio of total debt (including letters of credit) less cash to adjusted EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $72 million in any one fiscal year. Adjusted EBITDA is defined in the agreement as (i) the sum of net income, interest expense, income tax expense, depreciation expense, amortization expense and other non-cash items reducing net income minus (ii) other non-cash items increasing net income. At July 1, 2006, we were in compliance with all covenants.

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

At July 1, 2006, we had $192 million of unused borrowing capacity, including $161 million from the U.S. credit facility after considering standby letters of credit.

Our ratio of total debt to capitalization was 37% at July 1, 2006 and 36% at June 25, 2005.

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

Industrial

Approximately one-third of our 2005 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. However, due to the high degree of sophistication of our products and the niche markets we serve, we believe we may be less susceptible to overall macro-economic industrial trends. Opportunities for growth include demand in China to support their economic growth particularly in power generation and steel manufacturing markets, advancements in medical technology, automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities, increasing demand for aircraft training simulators, and the need for precision controls on plastics injection molding machines resulting in improved manufacturing efficiencies.

Commercial Aircraft

Approximately 15% of our 2005 sales were on commercial aircraft programs. The commercial OEM aircraft market has historically exhibited cyclical swings and sensitivity to economic conditions, while the aftermarket, which is driven by usage of the existing aircraft fleet, has proven to be more stable. Higher aircraft utilization rates result in the need for increased maintenance and spare parts and enhance aftermarket sales. Boeing and Airbus are both increasing production levels for new planes related to air traffic growth and further production increases are projected.  We have contract coverage through 2012 with Boeing for the existing 7-series aircraft and are also developing flight control actuation systems for Boeing's 787 Dreamliner, its next generation commercial aircraft. In the business jet market, our flight controls on a couple of newer jets are in early production.

Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls.  Less than one-third of our 2005 sales was denominated in foreign currencies including the euro, British pound and Japanese yen.  During 2005, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars contributed $12 million to the sales increase over 2004.  However, during the nine months of 2006, the U.S. dollar strengthened against these currencies and the translation of the results of our foreign subsidiaries into U.S. dollars reduced sales by $13 million compared to the same period a year ago.

CRITICAL ACCOUNTING POLICIES

There have been no changes in critical accounting policies in the current year from those disclosed in our 2005 Form 10-K.

Cautionary Statement

Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements.  Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products, industrial capital goods and medical devices, (ii) our dependence on government contracts that may not be fully funded or may be terminated, (iii) our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales, (iv) the possibility that the demand for our products may be reduced if we are unable to adapt to technological change, (v) intense competition which may require us to lower prices or offer more favorable terms of sale, (vi) our significant indebtedness which could limit our operational and financial flexibility, (vii) the possibility that new product and research and development efforts may not be successful which could reduce our sales and profits, (viii) increased cash funding requirements for pension plans, which could occur in future years if future plan results differ from assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates, (ix) a write-off of all or part of our goodwill, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting, (xi) the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in contract accounting, (xii) the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business, (xiii) our ability to successfully identify and consummate acquisitions, and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with the acquired businesses for which are not indemnified, (xiv) our dependence on our management team and key personnel, (xv) the possibility of a catastrophic loss of one or more of our manufacturing facilities, (xvi) the possibility that future terror attacks, war or other civil disturbances could negatively impact our business, (xvii) our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes, (xviii) the possibility that government regulation could limit our ability to sell our products outside the United States, (xix) the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation, (xx) the possibility that litigation may result unfavorably to us, (xxi) foreign currency fluctuations in those countries in which we do business and other risks associated with international operations and (xxii) the cost of compliance with environmental laws.  The factors identified above are not exhaustive.  New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein.  Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results.  We disclaim any obligation to update the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)

The following table summarizes the Company’s purchases of its common stock for the quarter ended July 1, 2006.

Issuer Purchase of Equity Securities
Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2 - 30, 2006	7,500	$ 34.84	N/A	N/A
May 1 - 31, 2006	1,283	$ 36.62	N/A	N/A
June 1 - July 1, 2006	2,950	$ 33.90	N/A	N/A
Total	11,733	$ 34.80	N/A	N/A

(1)

The issuer’s purchases during April and June represent the purchase of shares from the Moog Inc. Savings and Stock Ownership Plan.

(2)

In connection with the exercise and vesting of stock options, the Company from time to time accepts delivery of shares to pay the exercise price of employee stock options.  The Company does not otherwise have any plan or program to purchase its common stock.  During May, the Company accepted the delivery of 1,283 shares at $36.62 per share in connection with the exercise of stock options.

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

August 10, 2006

By     /s/Robert T. Brady

Robert T. Brady

Chairman

Chief Executive Officer

 (Principal Executive Officer)

Date:

August 10, 2006

By    /s/Robert R. Banta

Robert R. Banta

Executive Vice President

Chief Financial Officer

  (Principal Financial Officer)

Date:

August 10, 2006

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