Form 10-K
period 2006-09-30
MOOG INC
filed 2006-11-29
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      Commission file number 1-5129
(Exact Name of Registrant as Specified in its Charter)

New York	16-0757636
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

East Aurora, New York	14052-0018
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (716) 652-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $1.00 Par Value	New York Stock Exchange
Class B Common Stock, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:      None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on April 1, 2006, the last business day of the registrant’s most recently completed second quarter, was approximately $1,278 million.
The number of shares of common stock outstanding as of the close of business on November 24, 2006 was:
Class A 38,109,621; Class B 4,199,977.
Portions of the 2006 Proxy Statement to Shareholders (“2006 Proxy”) are incorporated by reference into Part III of this Form 10-K.

FORM 10-K INDEX
Cautionary Statement
Information included or incorporated by reference herein that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I
The Registrant, Moog Inc., a New York corporation formed in 1951, is referred to in this Annual Report on Form 10-K as “Moog” or in the nominative “we” or the possessive “our.”
Unless otherwise noted or the context otherwise requires, all references to years in this report are to fiscal years.
Item 1. Business.
Description of the Business. Moog is a leading worldwide designer and manufacturer of high performance, precision motion and fluid controls and control systems for a broad range of applications in aerospace, defense, industrial and medical device markets. We have five operating segments: Aircraft Controls, Space and Defense Controls, Industrial Controls, Components and Medical Devices.
Comparative segment revenues, operating profits and related financial information for 2006, 2005 and 2004 are provided in Note 15 of Item 8, Financial Statements and Supplementary Data, on pages 83 through 86 of this report.
Aircraft Controls. Our largest segment is Aircraft Controls. This segment generates revenues from three major markets: military aircraft, commercial aircraft and aftermarket support. Moog differentiates itself in these markets by offering a complete range of technologies, system integration capabilities and superior customer service.
We design, manufacture and integrate primary and secondary flight controls for military and commercial aircraft and provide aftermarket support. Our systems control large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft. Sales volume and margins in these markets are influenced by major factors that include whether the programs we are working on are in development or the number of new aircraft being built in production.
Typically, development programs require concentrated periods of research and development by our engineering teams and involve design, development, testing and integration. Production programs are generally long-term manufacturing efforts that extend for as long as the aircraft builder receives new orders. Margins are better on production programs because more consistent shipment rates create efficiencies. Revenues on production programs usually exhibit predictable trends driven by the demand for new aircraft. We are currently working on several large development programs including the F-35 Joint Strike Fighter, Indian Light Combat Aircraft, Boeing 787 Dreamliner, Airbus A400M and the X-47 unmanned aerial vehicle. Our large military production programs include the F/A-18E/F Super Hornet, F-15 Eagle and the V-22 Osprey. Our large commercial production programs include the full line of Boeing 7-series aircraft. Aftermarket support is the result of our original equipment heritage. With our equipment flying on active aircraft around the world, we support the major commercial airlines globally, various U.S. government agencies and many of the U.S.’s overseas allies. This part of our business is partially affected by hours flown for commercial transports and by hours flown and environmental factors for military aircraft. However, the largest factors in our aftermarket business are our ability to respond to customers’ needs for rapid turnaround times and their desire for factory warranted parts and repairs.
Aircraft Controls customers include Airbus, BAE, Boeing, Bombardier, Honeywell and Lockheed Martin.
Space and Defense Controls. Space and Defense Controls has several important markets that generate segment revenues such as satellites and space vehicles, launch vehicles, strategic missiles, missile defense, tactical missiles and defense controls. We differentiate ourselves in these markets by having unique competence in the most difficult applications, complex motion and fluid control systems technology, innovative design and comprehensive project management capabilities.
For the commercial and military satellite markets, we design, manufacture and integrate chemical and electric propulsion systems and space flight motion controls. Launch vehicles and missiles use our steering and propulsion controls, and the Space Station uses our couplings, valves and actuators. We design and build steering and propulsion controls for tactical and strategic missile programs. We supply valves on the final stage kill vehicle used in the U.S. National Missile Defense development initiative. We design and manufacture control systems for gun positioning and to automatically load ammunition on military combat vehicles.
Commercial satellites and launcher markets are influenced by the telecommunications companies’ needs for capacity and the age and condition of their existing satellites. Orders for military satellites and launchers depend on the need for bandwidth. Tactical and strategic missile production depends on customer inventory levels. NASA’s various space programs and new exploration initiatives depend on relevant funding from NASA. Defense controls revenues are driven mostly by U.S. and European military spending priorities.
Customers include Alliant Techsystems, Lockheed Martin, Astrium, Raytheon and Boeing.

Industrial Controls. Industrial Controls is a diverse segment, serving customers around the world and in many markets. Six major markets, plastics making machinery, power generating turbines, metal forming, heavy industry, test and simulation, generate nearly two-thirds of total sales in this segment. We differentiate ourselves in industrial markets by providing performance-based, customized products and systems, process expertise, best-in-class products in every leading technology and superior aftermarket support. As a result of the acquisition of FCS Control Systems in 2005, we have enhanced our position in the simulators and automotive test markets.
For the plastics making machinery market, we design, manufacture and integrate systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. In the power generation turbine market, we design, manufacture and integrate complete control assemblies for fuel, steam and variable geometry control applications that include wind turbines. Metal forming markets use our designed and manufactured systems that provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses our high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. For the test markets, we supply controls for automotive, structural and fatigue testing. Our hydraulic and electromechanical motion simulation bases are used for the flight simulation and training markets. Other markets include material handling, auto racing, carpet tufting, paper mills and lumber mills.
The factors that influence the industrial markets are as varied as the markets themselves. Capital investment, product innovation, economic growth, cost-reduction efforts, technology upgrades and the need in developing countries for manufacturing capacity and power generation are among the most important drivers in this segment. Catalysts for growth include automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities, steel manufacturers that are seeking to reduce energy costs and injection molding machine manufacturers that need exquisite precision in the production of CDs and DVDs.
Customers include FlightSafety, Tuftco, Huskey, Cooper and Schlumberger.
Components. Components shares many of the same markets, including military and commercial aerospace, defense controls and industrial and medical applications, that drive sales in our other segments. As a result of the acquisition of the Power and Data Technologies Group of the Kaydon Corporation in 2005, we entered into the market for highly specialized marine applications.
This segment’s three largest product categories are slip rings, fiber optic rotary joints and motors. Slip rings and fiber optic rotary joints use sliding contacts and optical technology to allow unimpeded rotation while delivering power and data across a rotating interface. They come in a range of sizes that allow them to be used in many applications that include diagnostic imaging, particularly CT scan medical equipment featuring high-speed data communications, de-icing and data transfer for rotorcraft, forward-looking infrared camera installations, radar pedestals, material handling, surveillance cameras, packaging and robotics.
Motors designed and manufactured by Components are also used in a wide variety of markets, many of which are the same as for slip rings. For the medical pump and blower market, and particularly sleep apnea equipment, Components designs and manufactures a series of miniature brushless motors that provide extremely low noise and reliable long life operation. Industrial markets use our motors for material handling, fuel cells and electric pumps. Military applications use our motors for gimbals, missiles and radar pedestals.
Components has several other product lines including electromechanical actuators for military, aerospace and commercial applications, fiber optic modems that provide electrical-to-optical conversion of communication and data signals, avionic instrumentation, optical switches and resolvers.
Continuous demand for product innovation in the medical equipment, homeland security, aircraft protection, underwater installations, navigation systems and industrial machinery markets influence Components. Recent product innovation has resulted in lighter and smaller motors and increases in fiber optic bandwidth for CT scans. Other opportunities for growth will come from this segment’s penetration of international markets as it increasingly collaborates with our international sales engineers in the European and Pacific regions.
Customers include Respironics, Raytheon, Lockheed Martin, Honeywell, Litton Precision Products and the U.S. Government.

Medical Devices. Medical Devices is our newest segment, formed as a result of the acquisitions of Curlin Medical and McKinley Medical in 2006. This segment operates within the overall healthcare market, which is experiencing significant growth. Moog is beginning to differentiate itself in this market by advancing technology used in infusion therapy and establishing key relationships with distribution and manufacturing companies.
Our primary products are electronic ambulatory infusion pumps along with the necessary administration sets and disposable infusion pumps. Applications of these products include controlled delivery of fluids to the body, nutrition, post-operative pain management, regional anesthesia, chemotherapy and antibiotics.
The medical devices market is influenced by the aging of technology, technical problems and competitor product recalls, all of which have created significant opportunities for us. Other factors influencing this market include increases in post-operative pain management, use of regional anesthesia and overall demographics.
We reach our customers by using distributors including B. Braun and D.J. Ortho.
Distribution. Our sales and marketing organization consists of individuals possessing highly specialized technical expertise. This expertise is required in order to effectively evaluate a customer’s precision control requirements and to facilitate communication between the customer and our engineering staff. Our sales staff is the primary contact with customers. Manufacturers’ representatives are used to cover certain domestic aerospace markets. Distributors are used selectively to cover certain industrial and medical markets.
Industry and Competitive Conditions. We experience considerable competition in aerospace, defense, industrial and medical markets.
In Aircraft Controls, principal competitors include Parker Hannifin, Nabtesco, Smiths Industries, Goodrich, Liebherr, HR Textron, Curtiss-Wright and Hamilton Sundstrand. In Space and Defense Controls, principal competitors include Honeywell, HR Textron, Parker Hannifin, MPC, Vacco, Valvetech, Marotta, Ketema, Starsys, Sabca, Curtiss-Wright and ESW. In Industrial Controls, principal competitors include Bosch Rexroth, Eaton Vickers, Danaher, Baumueller, Siemens and Hydraudyne. In Components, principal competitors include Danaher, Faulhaber, Ametek, MPC, Axsys, Schleifring, Airflyte, Smiths, Kearfott and Electro-Miniatures. In Medical Devices, principal competitors include Smiths Medical, Hospira, Cardinal Health, Baxter International, CME and I-Flow.
Competition in each market served is based upon design capability, product performance and life, service, price and delivery time. We believe we compete effectively on all of these bases.
Government Contracts. All U.S. Government contracts may be subject to termination at the election of the Government.
Backlog. Substantially all backlog will be realized as sales in the next twelve months. Also see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 46 of this report.
Raw Materials. Materials, supplies and components are purchased from numerous suppliers. We believe the loss of any one supplier, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.
Working Capital. See the discussion on operating cycle in Note 1 of Item 8, Financial Statements and Supplementary Data, on page 65 of this report.
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
Research Activities. Research and product development activity has been, and continues to be, significant to us. Research and development increased to $69 million in 2006 from $44 million in 2005 and $30 million in 2004. The increases in 2006 and 2005 are a result of increasing development activities on Boeing’s next generation commercial aircraft, the 787 Dreamliner. Research and development costs on the 787 were $31 million, $13 million and less than $1 million in 2006, 2005 and 2004, respectively.

Employees. On September 30, 2006, we employed 7,273 full-time employees, compared to 6,662 full-time employees on September 24, 2005.
Customers. Our customers fall into three groups, Original Equipment Manufacturers, or OEMs, that are customers of our aerospace and defense markets, OEM customers of our industrial and medical businesses and aftermarket customers in all of our markets. Aerospace and defense OEM customers collectively represented 43% of 2006 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our OEM sales of industrial and medical controls, which represented 31% of 2006 sales, are to a wide diversity of customers around the world and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our product applications. Our major aftermarket customers are the U.S. Government and commercial airlines.
The Boeing Company represented approximately 9% of consolidated sales in 2006, including sales to Boeing Commercial Airplanes, which represented 4% of 2006 sales. Sales to Lockheed Martin were approximately 9% of sales. Sales arising from U.S. Government prime or subcontracts, including military sales to Boeing and Lockheed Martin, were approximately 33% of sales. Sales to these customers are made primarily through Aircraft Controls, Space and Defense Controls and Components.
International Operations. Operations outside the United States are conducted through wholly-owned foreign subsidiaries. Our international operations are located predominantly in Europe and the Asian-Pacific region. See Note 15 of Item 8, Financial Supplementary Data, on pages 83 through 86 of this report for information regarding sales by geographic area and Exhibit 21 of Item 15, Exhibits and Financial Statement Schedules, on pages 94 and 95 of this report for a list of subsidiaries. Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.
Environmental Matters. See the discussion in Note 16 of Item 8, Financial Statements and Supplementary Data, on page 86 of this report.
Website Access to Information. Our internet address is www.moog.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and, if applicable, amendments to those reports, available on the investor information portion of our website. The reports are free of charge and are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. We have posted our corporate governance guidelines, board committee charters and code of ethics to the investor information portion of our website. This information is available in print to any shareholder upon request. All requests for these documents should be made to Moog’s Manager of Investor Relations by calling (716) 687-4225.
Executive Officers of the Registrant. Other than Lawrence J. Ball and John B. Drenning, the principal occupations of our officers for the past five years have been their employment with us. John B. Drenning’s principal occupation is partner in the law firm of Hodgson Russ LLP.
On January 10, 2006, Sasidhar Eranki was named Vice President and continues as Deputy General Manager of the Aircraft Group and Director of Engineering.
On January 10, 2006, John R. Scannell was named Vice President and continues as Director of Contracts and Pricing. Previously he was the Program Director of 787, General Manager of Moog Ireland and General Manager of the Electric Drives Product Line.
On January 14, 2005, Harold E. Seiffer was named Vice President and continues as Business Development Manager for Moog Europe. Previously he was General Manager of Moog GmbH.
On January 16, 2004, Lawrence J. Ball was named Vice President and General Manager of the Components Group. His employment with Moog began on September 30, 2003, when we acquired the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. Previously he was Poly-Scientific’s President, a position he assumed in 1996.

Executive Officers and Management	Age	Year First Elected Officer
Robert T. Brady Chairman of the Board; President; Chief Executive Officer; Director; Member, Executive Committee	65	1967

Richard A. Aubrecht Vice Chairman of the Board; Vice President — Strategy and Technology; Director; Member, Executive Committee	62	1980

Robert R. Banta Executive Vice President; Chief Financial Officer; Assistant Secretary; Director; Member, Executive Committee	64	1983

Joe C. Green Executive Vice President; Chief Administrative Officer; Director; Member, Executive Committee	65	1973

Stephen A. Huckvale Vice President	57	1990

Martin J. Berardi Vice President	50	2000

Warren C. Johnson Vice President	47	2000

Jay K. Hennig Vice President	46	2002

Lawrence J. Ball Vice President	52	2004

Harold E. Seiffer Vice President	47	2005

Sasidhar Eranki Vice President	52	2006

John R. Scannell Vice President	43	2006

Donald R. Fishback Controller; Principal Accounting Officer	50	1985

Timothy P. Balkin Treasurer; Assistant Secretary	47	2000

John B. Drenning Secretary	69	1989

Item 1A. Risk Factors.
The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles and domestic and foreign economic conditions and events. For example, demand for our industrial controls products is dependent upon several factors, including capital investment, product innovations, economic growth, cost-reduction efforts and technology upgrades. In addition, the commercial airline industry is highly cyclical and sensitive to fuel price increases, labor disputes and economic conditions. These factors could result in a reduction in the amount of air travel. A reduction in air travel could reduce orders for new aircraft for which we supply flight controls and for spare parts and services and reduce our sales. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or at all.
We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2006, sales under U.S. Government contracts represented 33% of our total sales, primarily within Aircraft Controls, Space and Defense Controls and Components. Sales to foreign governments represented 9% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in government expenditures may result in a reduction in the volume of contracts awarded to us. We may have resources applied to specific government contracts and, if any of those contracts were terminated, we may incur substantial costs redeploying these resources.
If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted. Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. Failure by our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and substantially impair our ability to compete for future contracts and orders. In addition, a delay in our ability to obtain components and equipment parts from our suppliers may affect our ability to meet our customers’ needs and may have an adverse effect upon our profitability.
We make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings. We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls. Revenue representing 34% of 2006 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue on contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods.
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

We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. For the year ended September 30, 2006, fixed-price contracts represented 79% of our sales that were accounted for using the percentage of completion, cost-to-cost method of accounting. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which could reduce our net sales and net earnings. Loss reserves are more common on fixed-price contracts that involve the design and development of new and unique controls or control systems to meet the customer’s specifications.
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
The loss of Boeing or Lockheed Martin as a customer or a significant reduction in sales to either company would reduce our sales and earnings. We provide Boeing with controls for both military and commercial applications, which, in total, were 9% of our 2006 sales. Sales to Boeing’s commercial airplane group were 4% of 2006 sales. These commercial sales are generally made under a long-term supply agreement through 2012. Sales to Lockheed Martin were 9% of our 2006 sales. The loss of Boeing or Lockheed Martin as a customer or a significant reduction in sales to either company would significantly reduce our sales and earnings.
We operate in highly competitive markets with competitors who may have greater resources than we possess, which could reduce the volume of products we can sell and our operating margins. Many of our products are sold in highly competitive markets. Some of our competitors, especially in our industrial markets, are larger, more diversified corporations and have greater financial, marketing, production and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns. Our operations and financial performance will be negatively impacted if our competitors:
•	develop products that are superior to our products;

•	develop products that are more competitively priced than our products;

•	develop methods of more efficiently and effectively providing products and services; or

•	adapt more quickly than we do to new technologies or evolving customer requirements.

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
Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our future earnings, equity and pension funding requirements. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. Our funding requirements are also based on these assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality. Other assumptions include salary increases and retirement age. Some of these assumptions, such as the discount rate and return on pension assets, are largely outside of our control. Changes in these assumptions could affect our future earnings, equity and funding requirements.
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth and cause us to violate covenants in our bank credit facility. Goodwill and other intangible assets are a substantial portion of our assets. At September 30, 2006, goodwill was $451 million and other intangible assets were $50 million of our total assets of $1.6 billion. Our goodwill may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. A write-off of goodwill or other intangible assets could also cause us to violate covenants in our bank credit facility that require a minimum level of net worth. This could result in our being unable to borrow under our bank credit facility or being obliged to refinance or renegotiate the terms of our bank indebtedness.
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
We may incur losses and liabilities as a result of our acquisition strategy. Growth by acquisition involves risks that could adversely affect our financial condition and operating results, including:
•	diversion of management time and attention from our core business;

•	the potential exposure to unanticipated liabilities;

•	the potential that expected benefits or synergies are not realized and that operating costs increase;

•	the risks associated with incurring additional acquisition indebtedness, including that additional indebtedness could limit our cash flow availability for operations and our flexibility;

•	difficulties in integrating the operations and personnel of acquired companies;

•	the potential impairment of a significant amount of intangible assets; and

•	the potential loss of key employees, suppliers or customers of acquired businesses.
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

Future terror attacks, war, or other civil disturbances could negatively impact our business. Continued terror attacks, war or other disturbances could lead to further economic instability and decreases in demand for commercial products, which could negatively impact our business, financial condition and results of operations. Terrorist attacks worldwide have caused instability from time to time in global financial markets and the aviation industry. In 2006, 15% of our net sales was related to commercial aircraft. The long-term effects of terrorist attacks on us are unknown. These attacks and the U.S. Government’s continued efforts against terrorist organizations may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability.
Our operations in foreign countries expose us to political risks and adverse changes in local legal, tax and regulatory schemes. In 2006, 39% of our consolidated revenue was from customers outside of North America. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include, without limitation, the following:
•	the possibility of unfavorable circumstances arising from host country laws or regulations;

•	partial or total expropriation;

•	potential negative consequences from changes to significant taxation policies, laws or regulations;

•	changes in tariff and trade barriers and import or export licensing requirements;

•	political or economic instability, insurrection, civil disturbance or war; and

•	potential negative consequences from the requirements of partial local ownership of operations in certain countries.
Government regulations could limit our ability to sell our products outside the United States. In 2006, 12% of our sales were subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with the government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted.
Our facilities could be damaged by catastrophes which could reduce our production capacity and result in a loss of customers. We conduct our operations in facilities located throughout the world. Any of these facilities could be damaged by fire, floods, earthquakes, power loss, telecommunication and information systems failure or similar events. Our facilities in Southern California, Japan and the Philippines are particularly susceptible to earthquakes. These facilities accounted for 22% of our manufacturing, assembly and test capacity in 2006. Although we carry property insurance, including earthquake insurance and business interruption insurance, our inability to meet customers’ schedules as a result of a catastrophe may result in a loss of customers or significant additional costs such as penalty claims under customer contracts.
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

Our international operations pose currency and other risks that may adversely impact sales and earnings. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations have sales to foreign customers. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. The translation of our sales in foreign currencies, primarily the euro, British pound and Japanese yen, to the U.S. dollar had a $9 million negative impact on sales for 2006 using average exchange rates for 2006 compared to average exchange rates for 2005 and a $12 million positive impact on sales for 2005 using average exchange rates for 2005 compared to average exchange rates for 2004.
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
Item 1B. Unresolved Staff Comments.
On March 3, 2006, we received a letter from the staff of the SEC’s Division of Corporation Finance as part of their review of our Form 10-K filed on December 7, 2005. One of the comments related to the determination of our reportable segments, operating segments and reporting units. We responded to this letter, which has been followed by a series of staff comments and our responses to those comments.
We believe that we have properly identified our operating segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our chief operating decision maker regularly reviews the results of our operating segments to make decisions about resource allocation and performance assessment, and does not regularly review results of other components to make such allocations and assessments. We also believe that we have properly identified and disclosed our reportable segments, which are the same as our operating segments since the aggregation criteria have not been met. The staff’s comments on this matter have not yet been resolved.
We expect further correspondence with the staff on the determination of our reporting units in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Since a reporting unit is either an operating segment or one level below an operating segment, the conclusion regarding our reporting units cannot be completely resolved until the operating segment matter is resolved.

Item 2. Properties.
On September 30, 2006, we occupied 3,141,000 square feet of space in the United States and countries throughout the world, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total

Aircraft Controls	991,000	223,000	1,214,000
Space and Defense Controls	248,000	103,000	351,000
Industrial Controls	632,000	366,000	998,000
Components	453,000	75,000	528,000
Medical Devices	–	30,000	30,000
Corporate Headquarters	–	20,000	20,000

Total	2,324,000	817,000	3,141,000

Aircraft Controls has principal manufacturing facilities located in New York, Utah, California, England and the Philippines. Space and Defense Controls has primary manufacturing facilities located in New York, California, Ohio and Germany. Industrial Controls has principal manufacturing facilities located in New York, Germany, Italy, Japan, Ireland, Luxembourg, India and Holland. Components has principal manufacturing facilities located in Virginia, North Carolina, Pennsylvania and Canada. Medical Devices has a manufacturing facility in California. Our corporate headquarters are located in East Aurora, New York.
We believe that our properties have been adequately maintained and are generally in good condition. Operating leases for properties expire at various times from 2007 through 2017. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.
Item 3. Legal Proceedings.
From time to time, we are named as a defendant in legal actions. We are not a party to any pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our two classes of common shares, Class A common stock and Class B common stock, are traded on the New York Stock Exchange (NYSE) under the ticker symbols MOG.A and MOG.B. The following chart sets forth, for the periods indicated, the high and low sales prices of the Class A common stock and Class B common stock on the NYSE.
Quarterly Stock Prices

	Class A		Class B
Fiscal Year Ended	High	Low	High	Low

September 30, 2006
1st Quarter	$32.24	$27.41	$32.15	$27.86
2nd Quarter	36.00	27.53	35.34	28.00
3rd Quarter	40.65	32.65	40.90	33.00
4th Quarter	37.22	29.60	36.70	30.22

September 24, 2005
1st Quarter	$31.40	$23.66	$31.33	$24.77
2nd Quarter	32.67	25.57	32.97	26.77
3rd Quarter	33.07	26.90	32.75	28.02
4th Quarter	33.76	28.60	33.70	28.80

The number of shareholders of record of Class A common stock and Class B common stock was 1,179 and 536, respectively, as of November 24, 2006.
Dividend restrictions are included in Note 7 of Item 8, Financial Statements and Supplementary Data, on page 73 of this report. We do not pay dividends on our Class A common stock or Class B common stock.
On August 24, 2006, we issued 445,725 shares of Class A common stock as consideration for the acquisition of McKinley Medical. The issuance was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof.
The following table summarizes our purchases of our common stock for the quarter ended September 30, 2006.
Issuer Purchases of Equity Securities

(d) Maximum
			(c) Total Number	Number (or Approx.
			of Shares	Dollar Value) of
	(a) Total		Purchased as	Shares that May
	Number	(b) Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under Plans
Period	Purchased (1)	Per Share	or Programs (2)	or Programs (2)

July 2-31, 2006	—	$—	N/A	N/A
August 1-31, 2006	18,500	$34.44	N/A	N/A
September 1-30, 2006	—	$—	N/A	N/A

Total	18,500	$34.44	N/A	N/A

(1)	The issuer’s purchases during August represent the purchase of shares of Class B common stock from the Moog family.

(2)	In connection with the exercise and vesting of stock options, we from time to time accept delivery of shares to pay the exercise price of employee stock options. We do not otherwise have any plan or program to purchase our common stock.

Item 6. Selected Financial Data.
For a more detailed discussion of 2004 through 2006, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 46 through 60 of this report and Item 8, Financial Statements and Supplementary Data, on pages 61 through 90 of this report.

(dollars in thousands except per share data)	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)

RESULTS FROM OPERATIONS
Net sales	$1,306,494	$1,051,342	$938,852	$755,490	$718,962
Net earnings	$81,346	$64,792	$57,287	$42,695	$37,599
Net earnings per share (6)
Basic	$2.01	$1.68	$1.48	$1.24	$1.13
Diluted	$1.97	$1.64	$1.45	$1.22	$1.11
Weighted-average shares outstanding (6)
Basic	40,558,717	38,608,235	38,796,381	34,328,052	33,322,154
Diluted	41,247,689	39,498,834	39,592,224	34,860,206	33,825,591

FINANCIAL POSITION
Total assets	$1,607,654	$1,303,327	$1,124,928	$991,580	$885,547
Working capital	420,495	312,706	321,805	340,776	276,097
Indebtedness — senior	186,451	148,773	311,289	256,660	196,463
— senior subordinated	200,107	200,124	—	—	120,000
Shareholders’ equity	762,856	521,037	471,656	424,148	300,006
Shareholders’ equity per common share outstanding (6)	18.04	13.48	12.23	10.93	8.80

SUPPLEMENTAL FINANCIAL DATA
Capital expenditures	$83,555	$41,188	$34,297	$28,139	$27,280
Depreciation and amortization	47,077	36,207	35,508	29,535	25,597
Research and development	68,886	43,561	29,729	30,497	33,035
Twelve-month backlog	645,032	539,186	449,896	367,983	364,574

RATIOS
Net return on sales	6.2%	6.2%	6.1%	5.7%	5.2%
Return on shareholders’ equity	12.9%	12.8%	12.6%	12.5%	13.3%
Current ratio	2.37	2.09	2.42	2.61	2.52
Total debt to capitalization (7)	33.6%	40.1%	39.8%	37.7%	51.3%

(1)	Includes the effects of the adoption of SFAS No. 123(R), “Share-Based Payment,” under which we began recording stock-based compensation expense in 2006. Includes the effects of the acquisition of the stock of McKinley Medical on August 24, 2006, the acquisition of the net assets of Curlin Medical on April 7, 2006 and the acquisition of the stock of Flo-Tork on November 23, 2005. Also includes the offering and sale of Class A Common Stock on February 21, 2006. See Notes 1, 2, 11 and 12 of the Consolidated Financial Statements at Item 8 of this report.

(2)	Includes the effects of the acquisition of the stock of FCS Control Systems on August 11, 2005, the acquisition of the stock of the Power and Data Technologies Group of the Kaydon Corporation on July 26, 2005 and the acquisition of an industrial systems engineering business and a commercial aircraft repair business in the second quarter of 2005. Also includes the effects of the issuance of senior subordinated notes on January 10, 2005 and September 12, 2005. See Notes 2 and 7 of the Consolidated Financial Statements at Item 8 of this report.

(3)	Includes the effects of the acquisition of the net assets of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, on September 30, 2003.

(4)	Includes the effects of the redemption of the senior subordinated notes on May 1, 2003 and the issuance of Class A common stock in September 2003.

(5)	Includes the effects of the Class A common stock offering completed in November 2001 and the effects of the acquisition of the satellite and space product lines of the Electro Systems Division of Tecstar, Inc. and 81% of the stock of Tokyo Precision Instruments Co. Ltd.

(6)	Share and per share data prior to the April 1, 2005 three-for-two split of our Class A and Class B common stock have been restated.

(7)	Capitalization is the sum of total debt and shareholders’ equity.

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
We intend to increase our revenue base and improve our profitability and cash flows from operations by building on our market leadership positions and by strengthening our niche market positions in the principal markets that we serve. We also expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence. Our strategy to achieve our objectives includes maintaining our technological excellence by building upon our systems integration capabilities while solving our customers’ most demanding technical problems, growing our profitable aftermarket business, entering and developing new markets by using our broad expertise as a designer and supplier of precision controls, taking advantage of our global engineering, selling and manufacturing capabilities, striving for continuing cost improvements and capitalizing on strategic acquisition opportunities.
Challenges facing us include improving shareholder value through increased profitability while experiencing pricing pressures from customers, strong competition and increases in costs such as health care. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality.
Acquisitions
On August 24, 2006, we acquired McKinley Medical by issuing 445,725 shares of Moog Class A common stock valued at $15 million. McKinley Medical designs, assembles and distributes disposable pumps and accessories used principally to administer therapeutic drugs for chemotherapy and antibiotic applications, and post-operative medication for pain management. This acquisition further expands our participation in medical markets. Upon acquisition, trailing twelve-month sales for this business were approximately $5 million.
On April 7, 2006, we acquired Curlin Medical and affiliated companies. The adjusted purchase price was $77 million, financed with credit facility borrowings and a $12 million 53-week unsecured note. Curlin Medical is a manufacturer of infusion pumps that provide controlled delivery of therapeutic drugs to patients. This acquisition formed our newest segment, Medical Devices, and expands our participation in medical markets. Upon acquisition, trailing twelve-month sales for this business were approximately $23 million.
On November 23, 2005, we acquired Flo-Tork. The adjusted purchase price was $26 million, which was financed with credit facility borrowings. Flo-Tork is a leading designer and manufacturer of hydraulic and pneumatic rotary actuators and specialized cylinders for niche military and industrial applications. This acquisition not only expands our reach within Industrial Controls, but also provides new opportunities for naval applications within Space and Defense Controls. Upon acquisition, annual sales for this business were approximately $10 million.

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
Revenue Recognition on Long-Term Contracts
Revenue representing 34% of 2006 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This method of revenue recognition is primarily associated with the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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
Occasionally, it is appropriate under SOP 81-1 to combine or segment contracts. Contracts are combined in those limited circumstances when they are negotiated as a package in the same economic environment with an overall profit margin objective and constitute, in essence, an agreement to do a single project. In such cases, we recognize revenue and costs over the performance period of the combined contracts as if they were one. Contracts are segmented in limited circumstances if the customer had the right to accept separate elements of the contract and the total amount of the proposals on the separate components approximated the amount of the proposal on the entire project. For segmented contracts, we recognize revenue and costs as if they were separate contracts over the performance periods of the individual elements or phases.
Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material in 2006.
Contract Loss Reserves
At September 30, 2006, we had contract loss reserves of $15 million. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications.

Reserves for Inventory Valuation
At September 30, 2006, we had inventories of $283 million, or 39% of current assets, and reserves for inventory valuation of $48 million, or 15% of gross inventories. Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation.
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
Reviews for Impairment of Goodwill
At September 30, 2006, we had $451 million of goodwill, or 28% of total assets. We test goodwill for impairment at least annually, during our fourth quarter, and whenever events occur or circumstances change that indicate there may be an impairment. These events or circumstances could include a significant adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.
We test goodwill for impairment at the reporting unit level. Certain of our reporting units are our operating segments while others are one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.
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
Based on these tests, goodwill was not impaired in 2006, 2005 or 2004.
Purchase Price Allocations for Business Combinations
During 2006, we acquired McKinley Medical, Curlin Medical and Flo-Tork. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and ascribed value to technology, patents, tradenames, backlog, customer relationships and engineering drawings, and estimated the useful lives over which these intangible assets would be amortized. Preliminary valuations of these assets were performed largely using discounted cash flow models. These preliminary valuations support the conclusion that intangible assets other than goodwill had a value of $28 million. The resulting goodwill was $74 million, reflecting the strong cash flows of the acquired operations.
During 2006, we completed our purchase price allocation for the 2005 acquisition of the Power and Data Technologies Group of the Kaydon Corporation. As a result, intangible assets increased by $7 million and goodwill decreased by $4 million.
Ascribing value to intangible assets requires estimates used in projecting relevant future cash flows, in addition to estimating useful lives of such assets. Using different assumptions could have a material effect on our current and future amortization expense.

Pension Assumptions
We sponsor various defined benefit pension plans covering substantially all employees. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality. Other assumptions include salary increases and retirement age.
The discount rate is used to state expected future cash flows at present value. Using a lower discount rate increases the present value of pension obligations. There is little judgment in selecting the discount rate as it reflects the yield of high-quality fixed income securities, generally AA corporate bonds, as of our August 31 measurement date. In determining expense for 2006 for our U.S. plans, representing 78% of our consolidated projected benefit obligation, we used a 5.25% discount rate, compared to 6.0% for 2005. Our expense in 2007 for these U.S. plans will be determined using a 6.0% discount rate. This 75 basis point increase in the discount rate will decrease our pension expense by $5 million in 2007. We currently forecast pension costs for all defined benefit pension plans to approximate $22 million in 2007.
The return on assets assumption reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We select the return on assets assumption by considering our current and target asset allocations, both of which are around 80% equities and 20% debt securities for our largest plan, representing 87% of the fair value of consolidated plan assets, as well as historical and expected returns on each category of plan assets. In determining expense for 2006 for our largest plan, we used an 8.875% return on assets assumption, the same we used in 2005. A 50 basis point decrease in the return on assets assumption would increase our annual pension expense by $1 million.
We began using the 2000 mortality table in 2005 for our U.S. plans. This change in the mortality table increased our pension expense by $2 million in 2005.
Deferred Tax Asset Valuation Allowances
At September 30, 2006, we had gross deferred tax assets of $70 million and a deferred tax asset valuation allowance of $9 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence and contract loss reserves. The deferred tax assets also include $8 million related to net operating losses in Luxembourg, for which an equivalent amount of the deferred tax asset valuation allowance was established.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

(dollars in millions)	2006	2005	2004

Net sales	$1,306	$1,051	$939
Gross margin	32.6%	31.2%	30.5%
Research and development expenses	$69	$44	$30
Selling, general and administrative expenses as a percentage of sales	16.4%	16.7%	17.2%
Interest expense	$22	$14	$11
Effective tax rate	32.3%	31.7%	31.4%
Net earnings	$81	$65	$57

Effective beginning in 2006, our fiscal year ends on the Saturday in September or October that is closest to September 30. Previously, our fiscal year ended on the last Saturday in September. The consolidated financial statements include 53 weeks for the year ended September 30, 2006 and 52 weeks for the years ended September 24, 2005 and September 25, 2004. While management believes this has a financial impact on the reported results of 2006 that may affect the comparability of the financial statements presented, the impact has not been determined.
Net sales increased $255 million, or 24%, in 2006 and $112 million, or 12%, in 2005. In both years, sales increased in each of our existing segments, even without considering the contribution from the acquisitions. We estimate that acquisitions accounted for nearly half of the growth in 2006 and 15% of the growth in 2005.
Our gross margin improved in both 2006 and 2005, due primarily to higher volume. In addition, our gross margin was low in 2004 in Space and Defense Controls due to contract loss reserves established for the recall and repair of attitude control valves used on satellites and an investment in the Joint Common Missile program.
Gross margins can be influenced by activity in contract loss reserves, especially additions to loss reserves associated with new loss contracts or substantial increases in cost estimates on existing contracts. At September 30, 2006, we had contract loss reserves of $15 million, compared to $14 million at September 24, 2005. Roughly three-quarters of these contract loss reserves relate to aircraft development contracts. During 2006, we had $18 million of additions to contract loss reserves related primarily to aircraft development contracts. These additions were offset by $17 million of reductions related primarily to aircraft development contracts, as costs incurred were charged against the previously established loss reserves. During 2005, we had $14 million of additions to contract loss reserves related to aircraft development contracts, satellites programs and launch vehicle programs. These additions were offset by reductions related to costs incurred that were charged against the previously established loss reserves.

Research and development expenses increased significantly in both 2006 and 2005, reflecting the steady increase in our efforts over the past two years on Boeing’s next generation commercial aircraft, the 787 Dreamliner.
Selling, general and administrative expenses as a percentage of sales decreased in 2006, despite $3.5 million of stock compensation expense resulting from the adoption of SFAS No. 123(R) at the beginning of 2006 and a $2 million charge for the termination of an agreement with a long-standing sales representative in 2006. During 2006, we were able to increase our sales without corresponding increases in our cost structure. Selling, general and administrative expenses as a percentage of net sales decreased in 2005, primarily as a result of lower bid and proposal costs on Boeing’s 787. Our bid and proposal efforts on the 787 were substantial through the second quarter of 2004 and our costs have since shifted to research and development on this program.
Interest expense increased in 2006 due to higher levels of debt associated with our acquisitions of the Power and Data Technologies Group of the Kaydon Corporation, Curlin Medical and Flo-Tork. Higher interest rates had a similar impact on our interest expense, in part related to the issuance of 6 1/4 % senior subordinated notes in 2005. Interest expense increased in 2005, primarily due to higher interest rates associated with our issuance of a total of $200 million of 6 1/4 % senior subordinated notes in January and September of that year.
Our effective tax rate increased in 2006 due to lower foreign tax credits available in the U.S. and a tax charge related to a tax opinion rendered by the European tax court, offset partially by lower overall taxes on our 2006 foreign earnings. Our effective tax rate increased slightly in 2005 due to slightly higher net overall foreign taxes, lower export tax benefits and increased state tax payments.
In 2006, net earnings increased 26% and diluted earnings per share increased 20%. Average common shares outstanding increased during 2006 as a result of our sale of 2,875,000 shares of Class A common stock on February 21, 2006. In 2005, net earnings and diluted earnings per shares both increased 13%.
2007 Outlook — We expect net sales in 2007 to increase by a range of 9% to 11% to between $1.428 billion and $1.448 billion. Sales are estimated to increase by an amount between $31 million and $51 million in Industrial Controls, $27 million in Medical Devices, $22 million in Space and Defense Controls, $21 million in Components and $20 million in Aircraft Controls. We expect operating margins to be 12.6% in 2007 compared to 12.4% in 2006. We expect our operating margins to increase in Medical Devices and Industrial Controls, generally maintain their levels in Space and Defense Controls and Components and decrease in Aircraft Controls. We expect net earnings to increase to between $94 million and $98 million. We expect diluted earnings per share to increase by a range of 12% to 16% to between $2.21 and $2.29.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding stock compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower. Operating profit is reconciled to earnings before income taxes in Note 15 of Item 8, Financial Statements and Supplementary Data, of this report.
Aircraft Controls

(dollars in millions)	2006	2005	2004

Net sales — military aircraft	$330	$297	$283
Net sales — commercial aircraft	197	155	129

	$527	$452	$412
Operating profit	$67	$64	$63
Operating margin	12.6%	14.1%	15.4%
Backlog	$282	$253	$224

Net sales in Aircraft Controls increased 17% in 2006. Military aircraft sales increased $34 million and commercial aircraft sales increased $42 million. Within military aircraft, our sales increased $18 million in aftermarket sales, $15 million on the F-35 Joint Strike Fighter and $11 million on the Black Hawk/Sea Hawk helicopter. The higher level of aftermarket sales resulted from Black Hawk helicopter spares and repairs and overhaul activity that we believe is related to the Mideast conflict. Increased sales on the F-35 reflects our higher level of activity on this cost-plus program. These increases were partially offset by a $6 million decrease on the Indian Light Combat Aircraft, for which our sales were high in 2005. Within commercial aircraft, our sales increased $19 million in aftermarket sales, $10 million in Boeing OEM business and $8 million on business jets.
Net sales in Aircraft Controls increased 10% in 2005. Military aircraft sales increased $14 million and commercial aircraft sales increased $26 million. The largest military aircraft sales increase was $13 million on F-15 Eagle subassemblies for Japan. Sales increased $10 million on other fighter aircraft, including the Indian Light Combat Aircraft and original equipment for Korea on the F-15 Eagle. Military sales also increased $4 million on the new Airbus A400M program and $2 million in aftermarket sales. These increases were partially offset by a $15 million decrease in sales on the V-22 Tilt Rotor Osprey program as the previous year’s sales included the replacement of swashplate actuators in accordance with our customer’s revised specifications. Within commercial aircraft, half of the increase was for aftermarket sales. Strong commercial aircraft aftermarket sales resulted from standard repair and overhaul for flight and engine controls on commercial transport aircraft and the sale of initial provisioning spares for business jets just entering service. Commercial aircraft sales also increased $5 million for Boeing OEM production. In addition, commercial aircraft sales increased for business jets as they enter into production, on Airbus and for vibration control equipment on the new Sikorsky S-92 helicopter.
Our operating margin for Aircraft Controls decreased during 2006 and 2005, reflecting our significant research and development efforts on the Boeing 787 Dreamliner program over the past two years. Our research and development expenses on this program were $31 million in 2006, $13 million in 2005 and less than $1 million in 2004. During 2006, we completed our negotiations with Boeing and the U.S. Army for the Comanche termination, which resulted in a $4 million gain that partially offset the higher level of research and development. Our aftermarket sales, which typically result in stronger margins, also increased and had a positive impact on our margin. In addition, our margins benefited from higher sales volume in 2006 and 2005.
Twelve-month backlog increased from September 24, 2005 to September 30, 2006. The largest increases were on the F-35 and V-22 programs. Twelve-month backlog for Aircraft Controls increased from September 25, 2004 to September 24, 2005, reflecting increased orders on the F-15 Eagle, the Black Hawk helicopter and commercial aircraft programs. These increases were partially offset by lower levels of backlog for the F-35 program that was transitioning into the integration testing phase.
2007 Outlook for Aircraft Controls — We expect net sales in Aircraft Controls to increase 4% to $548 million in 2007, with an increase in commercial aircraft being partially offset by a modest decrease in military aircraft. The expected increase in commercial aircraft sales relates to Boeing OEM, both for increased activity on the existing fleet of Boeing commercial airplanes and the beginning of production on the 787, and business jets that are moving further into production. Within military aircraft, we expect aftermarket sales to increase while sales decrease on the F-35 as our development efforts wind down and we prepare to transition into production. We expect our operating margin to be 11.9% in 2007, a decline from 12.6% in 2006, resulting from the changing balance of the business as the commercial portion increases and the continuing need for a relatively high level of research and development.

Space and Defense Controls

(dollars in millions)	2006	2005	2004

Net sales	$148	$128	$116
Operating profit	$13	$11	$3
Operating margin	9.0%	8.6%	2.8%
Backlog	$127	$100	$100

Net sales in Space and Defense Controls increased 15% in 2006. Sales of defense controls were strong, increasing $10 million over last year, largely as a result of work on the LAV-25 and Stryker military vehicle programs. Sales of controls for tactical missiles increased $5 million related to resumed deliveries for the TOW missile and foreign military deliveries of Maverick missile fin controls. In addition, controls for satellites increased $5 million.
Net sales in Space and Defense Controls increased 11% to $128 million in 2005. The higher level of sales resulted from a $14 million increase in sales of controls for satellites and a $3 million increase on strategic missiles, most notably on the Minuteman refurbishment program. These increases were partially offset by a $5 million decrease in sales of defense controls.
Our operating margin in Space and Defense Controls continued to improve in 2006 due to higher sales. During 2005, our operating margin recovered from the low level of the previous year, principally due to higher sales on satellites. In addition, during 2004, we incurred costs of $2.2 million for repair efforts on recalled attitude control valves for satellites and established a $1.5 million contract loss reserve on the Joint Common Missile program.
Twelve-month backlog for Space and Defense Controls increased from September 24, 2005 to September 30, 2006 reflecting increased orders on defense controls. In addition, backlog increased due to orders for naval systems resulting from the Flo-Tork acquisition. These increases were partially offset by decreases in orders for tactical missiles. Twelve-month backlog for Space and Defense Controls was comparable at September 24, 2005 and September 25, 2004.
2007 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase 15% to $170 million in 2007. Sales of defense controls, including hardware for the Light-Armored Vehicle program for the Marine Corps and development work on Future Combat Systems, are expected to increase significantly. Sales of controls for tactical missiles will decrease related to declining activity on programs such as Maverick and VT-1. We expect our operating margin in 2007 to be 9.0%, the same level we achieved in 2006.

Industrial Controls

(dollars in millions)	2006	2005	2004

Net sales	$381	$315	$282
Operating profit	$45	$27	$24
Operating margin	11.8%	8.6%	8.6%
Backlog	$122	$104	$74

Net sales in Industrial Controls increased 21% in 2006. The acquisitions of FCS Control Systems and Flo-Tork accounted for approximately 60% of the increase in sales and are predominantly in the simulation and test markets. Sales also increased $11 million in power generation and $6 million in heavy industry. Our sales growth in power generation is being driven by the development of power generating plants in China. The heavy industry market, for which we manufacture controls for steel mills, is currently strong due to high demand in China. We experienced lower sales in only one major market, plastics, as the European market for controls on injection molding machines used in the production of CDs and DVDs was weak. Weaker foreign currencies compared to the U.S. dollar had a $10 million negative impact on sales in Industrial Controls in 2006.
Net sales in Industrial Controls increased $33 million in 2005, or 12%, including $5 million related to the acquisition of FCS Control Systems. Stronger foreign currencies accounted for $9 million of the sales growth. Excluding sales growth from that acquisition, sales increased in nearly all of our major product lines. The largest increases were $7 million in motion simulators, $6 million in turbines and $4 million in heavy industry. Strong demand in China provided growth opportunities for us in turbines and heavy industry. Our largest market, controls for plastics making machinery, increased just $2 million to $66 million, reflecting a slow down in the growth rate in Asia for machines that produce CDs and DVDs.
Our operating margin for Industrial Controls showed considerable improvement in 2006, reflecting higher volume and a more favorable product mix. Our operating margin for Industrial Controls was the same in 2005 and 2004. Although sales increased during 2005, the product mix was not favorable.
The higher level of twelve-month backlog for Industrial Controls at September 30, 2006 compared to September 24, 2005 largely relates to increased orders for motion simulators. The higher level of twelve-month backlog at September 24, 2005 compared to September 25, 2004 primarily relates to the acquisition of FCS.
2007 Outlook for Industrial Controls — We expect our net sales in Industrial Controls to increase between 8% and 13% to an amount in the range of $412 million to $432 million in 2007. The expected sales growth is most significant for the test and plastics markets and in aftermarket. We expect our operating margins to be 12.5% in 2007, an improvement over our 2006 margin of 11.8%.

Components

(dollars in millions)	2006	2005	2004

Net sales	$238	$156	$130
Operating profit	$37	$21	$16
Operating margin	15.5%	13.5%	12.0%
Backlog	$110	$82	$51

Net sales in Components increased 52% in 2006. We estimate that nearly two-thirds of this increase resulted from incremental sales associated with the acquisition of the Power and Data Technologies Group of the Kaydon Corporation. The remainder of the increase related to defense controls for which we supply slip rings for the Bradley Fighting Vehicle, the Abrams tank and the Stryker mobile gun system, medical equipment components, such as motors used in sleep apnea devices, and military aircraft, driven largely by instruments and actuators supplied on the CH-47 helicopter. We believe that the sales growth in our military aircraft and defense controls products have been largely influenced by the conflict in the Mideast and while this level may be sustained for some time, we do not expect the high level of growth to continue.
Net sales in Components increased $27 million in 2005, or 21%, including $7 million related to the acquisition of the Power and Data Technologies Group of the Kaydon Corporation. Excluding sales growth from this acquisition, sales increased $10 million in medical equipment as customer production rates increased and $8 million in space and defense controls.
Our operating margin of 15.5% for Components in 2006 was strong and increased over 2005 as a result of higher volume, a more favorable product mix and efficiencies associated with integration of the acquisition. Our operating margin improved in 2005 as operating profit in 2004 included purchase accounting adjustments associated with the September 30, 2003 acquisition of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. In addition, higher volume in 2005 had a positive effect on the operating margin.
The higher level of twelve-month backlog for Components at September 30, 2006 as compared to September 24, 2005 primarily relates to increased orders in military aircraft and defense control programs. The increase in twelve-month backlog for Components from September 25, 2004 to September 24, 2005 increased as a result of the acquisition of the Power and Data Technologies Group of the Kaydon Corporation and, to a lesser extent, higher space and defense and medical orders.
2007 Outlook for Components — We expect net sales in Components to increase 9% to $258 million in 2007. We expect sales increases in defense controls for the Bradley Fighting Vehicle and the Abrams tank in addition to increases in industrial and aircraft products. We expect our operating margin to be 15.6% in 2007, around the same level we achieved in 2006.
Medical Devices

(dollars in millions)	2006

Net sales	$13
Operating profit	$—
Operating margin	(1.6%)
Backlog	$4

The Medical Devices segment was established in the third quarter of 2006 as a result of the acquisition of Curlin Medical. The McKinley Medical acquisition late in the fourth quarter added to this segment.
Our operating margin for Medical Devices was just under break-even in 2006. These results included $4 million of charges related to purchase accounting. Excluding these effects, our operating margin would have been approximately 28%. We forecast that these purchase accounting charges will decrease slightly in 2007.
Twelve-month backlog for Medical Devices relates to the acquisitions of Curlin Medical and McKinley Medical.
2007 Outlook for Medical Devices — We expect sales in Medical Devices to increase to $40 million in 2007, our first full year of sales in this segment. We expect our operating margin to be 20.0%, reflecting benefits from both acquisitions. Our results will also reflect our planned investments in research and development and infrastructure in this business to ensure its long-term success.

FINANCIAL CONDITION AND LIQUIDITY

(dollars in millions)	2006	2005	2004

Net cash provided (used) by:
Operating activities	$77	$107	$128
Investing activities	(170)	(165)	(181)
Financing activities	115	35	30

Cash flow from operations and available borrowing capacity provide us with resources needed to run our operations, continually reinvest in our business and take advantage of acquisition opportunities as they may arise.
Operating activities
Net cash provided by operating activities decreased $30 million in 2006. The majority of the decrease in 2006 relates to higher working capital requirements, related primarily to inventories associated with our increasing sales. The decrease was partially offset by higher earnings adjusted for non-cash charges. Net cash provided by operating activities decreased $21 million in 2005. The majority of the decrease in 2005 also relates to higher working capital requirements associated with stronger sales. Depreciation and amortization was $47 million in 2006 and $36 million in 2005 and 2004. Provisions for losses were $30 million in 2006, $26 million in 2005 and $27 million in 2004.
Investing activities
Net cash used by investing activities in 2006 primarily consisted of $65 million for the Curlin Medical acquisition, excluding the $12 million related note payable, the $26 million for the Flo-Tork acquisition and $84 million of capital expenditures. Net cash used by investing activities in 2005 includes the acquisition of the Power and Data Technologies Group of the Kaydon Corporation for $73 million and the acquisition of FCS Control Systems for $47 million. Net cash used by investing activities in 2004 included the $152 million for the Poly-Scientific acquisition.
Capital expenditures were $84 million in 2006, compared to $41 million in 2005 and $34 million in 2004, including $4 million of assets acquired under capital leases. The higher level of capital expenditures in 2006 resulted from facility expansions in the Philippines, Korea, England and Luxembourg and the procurement of capital equipment for the Boeing 787 production program. In 2007, we expect our capital expenditures to be about $60 million and our depreciation and amortization expense to be about $48 million.
Financing activities
Net cash provided by financing activities in 2006 is primarily related to the net proceeds of $84 million received from the sale of Class A common stock and additional borrowings under our revolving credit facility. Net cash provided by financing activities in 2005 primarily consisted of paydowns of borrowings as a result of strong operating cash flows. During 2005, we issued $200 million of 6 1/4% senior subordinated notes due January 15, 2015 and paid down credit facility borrowings with the net proceeds. Net cash provided by financing activities in 2004 included $80 million of borrowings used to pay a portion of the purchase price for the Poly-Scientific acquisition.
In 2004, we established a Stock Employee Compensation Trust (SECT) to assist in administering and provide funding for employee stock plans and benefit programs. We made a loan to the SECT that the SECT used to purchase outstanding shares of Class B common stock. During 2004, the SECT purchased $14 million of stock. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreement governing the SECT, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.
On October 25, 2006, we amended our existing U.S. credit facility by entering into the Second Amended and Restated Loan Agreement. Previously our credit facility consisted of a $75 million term loan and a $315 million revolver. Our new revolving credit facility, which matures on October 25, 2011, increased our borrowing capacity to $600 million. This is our largest credit facility and had an outstanding balance of $147 million at October 25, 2006. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 100 basis points at October 25, 2006. The credit facility is secured by substantially all of our U.S. assets.
The U.S. credit facility contains various covenants. The covenant for minimum net worth, defined as total shareholders’ equity adjusted to maintain the amounts of accumulated other comprehensive loss at the level in existence as of September 30, 2006 is $550 million. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt including letters of credit to EBITDA for the most recent four quarter, is 3.5. The covenant for maximum capital expenditures is $85 million in 2007 and 2008 and $90 million thereafter. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash stock related expenses minus (ii) other non-cash items increasing consolidated net income. We are in compliance with all covenants.
We are required to obtain the consent of lenders of the U.S. credit facility before raising significant additional debt financing. In recent years, we have demonstrated our ability to secure consents to access debt markets. We have also been successful in accessing capital markets and have shown strong, consistent financial performance. We believe that we will be able to obtain additional debt or equity financing as needed.
On January 10, 2005, we completed the sale of $150 million aggregate principal amount of 6 1/4% senior subordinated notes due January 15, 2015 at par, with interest paid semiannually on January 15 and July 15 of each year. On September 12, 2005, we completed the sale of an additional $50 million aggregate principal amount of those senior subordinated notes at 100.25% of par. The aggregate net proceeds of $197 million were used to repay indebtedness under our bank credit facility, thereby increasing the unused portion of our revolving credit facility.
At October 25, 2006, we had $484 million of unused borrowing capacity, including $453 million from the U.S. credit facility after considering standby letters of credit.
Total debt to capitalization was 34% at September 30, 2006 and 40% at September 24, 2005.
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
Contractual Obligations and Commercial Commitments
Our significant contractual obligations and commercial commitments at September 30, 2006 are as follows:

(dollars in millions)	Payments due by period
			2008-	2010-	After
Contractual Obligations	Total	2007	2009	2011	2011

Long-term debt	$387	$19	$3	$160	$205
Interest on long-term debt	105	14	25	25	41
Operating leases	57	14	20	11	12
Purchase obligations	349	225	91	31	2

Total contractual obligations	$898	$272	$139	$227	$260

Interest on long-term debt consists of payments on fixed-rate debt, primarily senior subordinated notes and interest rate swaps on U.S. credit facility borrowings, based on the current applicable interest margin. Total contractual obligations exclude pension obligations. In 2007, we anticipate making pension contributions of $36 million.

(dollars in millions)	Commitments expiring by period
			2008-	2010-	After
Other Commercial Commitments	Total	2007	2009	2011	2011

Standby letters of credit	$11	$6	$1	$4	$—

ECONOMIC CONDITIONS AND MARKET TRENDS
Military Aerospace and Defense
Approximately 40% of our sales relate to global military defense or government-funded programs. Most of these sales were within Aircraft Controls and Space and Defense Controls.
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
The military and government space market is primarily dependent on the authorized levels of funding for satellite communications needs. We believe that long-term government spending on military satellites will continue to trend upwards as the military’s need for improved intelligence gathering increases.
The tactical missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels.
Industrial
Approximately 40% of our 2006 sales were generated in industrial and medical markets. The industrial and medical markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. However, due to the high degree of sophistication of our products and the niche markets we serve, we believe we may be less susceptible to overall macro-economic trends. Opportunities for growth include demand in China to support their economic growth particularly in power generation and steel manufacturing markets, advancements in medical technology, automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities, increasing demand for aircraft training simulators, and the need for precision controls on plastics injection molding machines to provide improved manufacturing efficiencies.
Commercial Aircraft
Approximately 15% of our 2006 sales were on commercial aircraft programs. The commercial OEM aircraft market has historically exhibited cyclical swings and sensitivity to economic conditions. The aftermarket, which is driven by usage of the existing aircraft fleet, has proven to be more stable. Higher aircraft utilization rates result in the need for increased maintenance and spare parts and enhance aftermarket sales. Boeing and Airbus are both increasing production levels for new planes related to air traffic growth and further production increases are projected. We have contract coverage through 2012 with Boeing for the existing 7-series aircraft and are also developing flight control actuation systems for Boeing’s 787 Dreamliner, its next generation commercial aircraft. In the business jet market, our flight controls on a couple of newer jets are in early production.
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls. About one-third of our 2006 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During 2006, the U.S. dollar strengthened against these currencies and the translation of the results of our foreign subsidiaries into U.S. dollars reduced sales by $9 million compared to 2005. During 2005, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars contributed $12 million to the sales increase over 2004.

RECENT ACCOUNTING PRONOUNCEMENTS
During the first quarter of 2006, we adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. We use a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense based on vesting. Stock compensation expense was $3.5 million in 2006. No stock compensation expense was recognized prior to 2006.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires entities to recognize an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet, with changes in funded status being recognized in comprehensive income in the year in which the changes occur. This requirement is effective for fiscal years ending after December 15, 2006. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of adopting SFAS No. 158 on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we have exposures to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and forward contracts. We do not hold or issue financial instruments for trading purposes. In 2006, our derivative instruments consisted of interest rate swaps designated as cash flow hedges and foreign currency forwards.
At September 30, 2006, we had $158 million of borrowings under variable interest rate facilities. All of the $35 million notional amount of interest rate swaps outstanding at September 30, 2006 matures in the first quarter of 2007. Based on the current applicable margin, our interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.3% through their maturities, at which times the interest will revert back to a variable rate based on LIBOR plus the applicable margin. If interest rates had been one percentage point higher during 2006, our interest expense would have been $1 million higher.
We also have foreign currency exposure on intercompany loans. To minimize our foreign currency exposure, we have foreign currency forwards with a notional amount of $29 million.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the euro, British pound and Japanese yen. If average annual foreign exchange rates collectively weakened or strengthened against the U.S. dollar by 10%, our net earnings in 2006 would decrease or increase, respectively, by $4 million from foreign currency translation, primarily related to the euro, and $3 million from pressures on operating margins for products sourced outside of the U.S.
On a limited basis, we may enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments and intercompany loans and to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries.

Item 8. Financial Statements and Supplementary Data.
Consolidated Statements of Earnings

	Fiscal Years Ended
	September 30,	September 24,	September 25,
(dollars in thousands except per share data)	2006	2005	2004

NET SALES	$1,306,494	$1,051,342	$938,852
COST OF SALES	880,744	723,050	652,447

GROSS PROFIT	425,750	328,292	286,405

Research and development	68,886	43,561	29,729
Selling, general and administrative	213,657	175,888	161,377
Interest	21,861	13,671	11,080
Other	1,197	254	750

EARNINGS BEFORE INCOME TAXES	120,149	94,918	83,469
INCOME TAXES	38,803	30,126	26,182

NET EARNINGS	$81,346	$64,792	$57,287

NET EARNINGS PER SHARE
Basic	$2.01	$1.68	$1.48
Diluted	$1.97	$1.64	$1.45
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	40,558,717	38,608,235	38,796,381
Diluted	41,247,689	39,498,834	39,592,224

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	September 30,	September 24,
(dollars in thousands except per share data)	2006	2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,821	$33,750
Receivables	333,492	296,986
Inventories	282,720	215,425
Deferred income taxes	39,950	34,676
Prepaid expenses and other current assets	14,118	19,221

TOTAL CURRENT ASSETS	728,101	600,058
PROPERTY, PLANT AND EQUIPMENT, net	310,011	262,841
GOODWILL	450,971	378,205
INTANGIBLE ASSETS, net of accumulated amortization of $17,253 in 2006 and $8,486 in 2005	49,922	24,786
OTHER ASSETS	68,649	37,437

TOTAL ASSETS	$1,607,654	$1,303,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$17,119	$885
Current installments of long-term debt	1,982	17,035
Accounts payable	99,677	70,180
Accrued salaries, wages and commissions	86,623	73,293
Customer advances	32,148	43,877
Contract loss reserves	15,089	14,121
Accrued pension and retirement obligations	8,433	18,635
Other accrued liabilities	46,535	49,326

TOTAL CURRENT LIABILITIES	307,606	287,352
LONG-TERM DEBT, excluding current installments
Senior debt	167,350	130,853
Senior subordinated notes	200,107	200,124
DEFERRED INCOME TAXES	83,587	36,304
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	83,299	125,503
OTHER LONG-TERM LIABILITIES	2,849	2,154

TOTAL LIABILITIES	844,798	782,290

COMMITMENTS AND CONTINGENCIES (Note 16)	—	—
SHAREHOLDERS’ EQUITY
Common Stock — Par Value $1.00
Class A — Authorized 50,000,000 shares
Issued 40,670,529 and outstanding 38,086,286 shares at September 30, 2006
Issued 37,727,348 and outstanding 34,406,580 shares at September 24, 2005	40,671	37,728
Class B — Authorized 10,000,000 shares. Convertible to Class A on a one-for-one basis
Issued 7,934,184 and outstanding 4,209,585 shares at September 30, 2006
Issued 8,002,365 and outstanding 4,249,766 shares at September 24, 2005	7,934	8,002
Additional paid-in capital	292,565	187,025
Retained earnings	469,127	387,781
Treasury shares	(40,354)	(42,916)
Stock Employee Compensation Trust shares	(14,652)	(12,952)
Accumulated other comprehensive income (loss)	7,565	(43,631)

TOTAL SHAREHOLDERS’ EQUITY	762,856	521,037

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,607,654	$1,303,327

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
	September 30,	September 24,	September 25,
(dollars in thousands except per share data)	2006	2005	2004

PREFERRED STOCK
Beginning of year	$—	$—	$100
Conversion of Preferred Stock to Class A Common Stock	—	—	(100)

End of year	—	—	—

COMMON STOCK
Beginning of year	45,730	45,736	45,734
Sale of Class A Common Stock	2,875	—	—
Adjustments for stock splits	—	(6)	2

End of year	48,605	45,730	45,736

ADDITIONAL PAID-IN CAPITAL
Beginning of year	187,025	183,348	180,938
Sale of Class A Common Stock, net of issuance costs	81,622	—	—
Issuance of treasury shares at more than cost, including $12,616 for the acquisition of McKinley Medical in 2006	15,919	687	2,158
Stock compensation expense	3,482	—	—
Adjustment to market — SECT, and other	4,517	2,990	252

End of year	292,565	187,025	183,348

RETAINED EARNINGS
Beginning of year	387,781	322,989	265,706
Net earnings	81,346	64,792	57,287
Preferred dividends ($.09 per share in 2004)	—	—	(4)

End of year	469,127	387,781	322,989

TREASURY SHARES, AT COST*
Beginning of year	(42,916)	(40,332)	(39,262)
Shares issued as consideration for purchase of McKinley Medical (2006 — 445,730)	2,377	—	—
Shares issued related to options (2006 — 342,695 Class A shares; 2005 — 147,017 Class A shares; 2004 — 330,798 Class A shares)	1,828	748	729
Shares purchased (2006 — 51,900 Class A shares; 2005 — 112,199 Class A shares; 2004 — 85,911 Class A shares)	(1,643)	(3,332)	(1,944)
Shares sold to Savings & Stock Ownership Plan (SSOP) (2004 — 4,040 Class B shares)	—	—	60
Conversion of Preferred Stock to Class A Common Stock (2004 — 24,273 Class A shares)	—	—	85

End of year	(40,354)	(42,916)	(40,332)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)**
Beginning of year	(12,952)	(12,955)	—
Purchase of SECT stock (2006 - 47,350 Class B shares; 2005 — 11,685 Class B shares; 2004 — 567,216 Class B shares)	(1,599)	(353)	(13,752)
Sale of SECT stock to SSOP Plan (2006 — 75,350 Class B shares; 2005 — 80,523 Class B shares; 2004 — 51,750 Class B shares)	2,386	2,280	1,258
Adjustment to market — SECT	(2,487)	(1,924)	(461)

End of Year	(14,652)	(12,952)	(12,955)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	(43,631)	(27,130)	(29,068)
Other comprehensive income (loss)	51,196	(16,501)	1,938

End of year	7,565	(43,631)	(27,130)

TOTAL SHAREHOLDERS’ EQUITY	$762,856	$521,037	$471,656

COMPREHENSIVE INCOME
Net earnings	$81,346	$64,792	$57,287
Other comprehensive income (loss):
Foreign currency translation adjustment	7,568	(2,840)	8,040
Minimum pension liability adjustment	44,230	(14,085)	(7,362)
Accumulated gain (loss) on derivatives adjustment	(602)	424	1,260

COMPREHENSIVE INCOME	$132,542	$48,291	$59,225

*	Class A Common Stock in treasury: 2,584,243 shares at September 30, 2006; 3,320,768 shares at September 24, 2005; 3,355,586 shares at September 25, 2004.

Class B Common Stock in treasury: 3,305,971 shares at September 30, 2006, September 24, 2005 and September 25, 2004.

**	Class B Common Stock in SECT: 418,628 shares at September 30, 2006; 446,628 shares at September 24, 2005; 515,466 shares at September 25, 2004.

The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	September 30,	September 24,	September 25,
(dollars in thousands)	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$81,346	$64,792	$57,287
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	36,239	32,159	31,679
Amortization	10,838	4,048	3,829
Provisions for non-cash losses on contracts, inventories and receivables	30,230	26,435	26,967
Deferred income taxes	15,715	4,453	571
Stock compensation expense	3,482	—	—
Other	100	2,592	1,309
Change in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(26,082)	(24,037)	17,129
Inventories	(64,468)	(25,918)	(3,981)
Other assets	(4,355)	(10,770)	1,351
Accounts payable and accrued liabilities	18,753	6,531	(7,811)
Other liabilities	(12,881)	17,389	(7,712)
Customer advances	(12,042)	9,274	7,491

NET CASH PROVIDED BY OPERATING ACTIVITIES	76,875	106,948	128,109

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(90,138)	(123,979)	(152,019)
Purchase of property, plant and equipment	(83,555)	(41,188)	(30,414)
Other	4,022	654	1,414

NET CASH USED IN INVESTING ACTIVITIES	(169,671)	(164,513)	(181,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	4,076	(49)	(9,796)
Proceeds from revolving lines of credit	298,100	264,700	154,800
Payments on revolving lines of credit	(262,000)	(408,300)	(86,800)
Proceeds from issuance of long-term debt, other than senior subordinated notes	2,390	528	22,795
Payments on long-term debt, other than senior subordinated notes	(17,616)	(17,903)	(39,194)
Proceeds from issuance of senior subordinated notes	—	196,515	—
Proceeds from sale of Class A Common Stock, net of issuance costs	84,497	—	—
Proceeds from sale of treasury stock	5,131	1,435	2,947
Purchase of outstanding shares for treasury	(1,643)	(3,332)	(1,944)
Proceeds from sale of stock held by Stock Employee Compensation Trust	2,386	2,280	1,258
Purchase of stock held by Stock Employee Compensation Trust	(1,599)	(353)	(13,752)
Excess tax benefits from share-based payment arrangements	1,243	—	—
Other	—	(50)	(4)

NET CASH PROVIDED BY FINANCING ACTIVITIES	114,965	35,471	30,310

Effect of exchange rate changes on cash and cash equivalents	1,902	(857)	1,810

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,071	(22,951)	(20,790)
Cash and cash equivalents at beginning of year	33,750	56,701	77,491

Cash and cash equivalents at end of year	$57,821	$33,750	$56,701

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$21,074	$13,302	$10,283
Income taxes, net of refunds	31,775	18,508	5,857
Non-cash investing and financing activities:
Treasury shares issued as consideration for purchase of McKinley Medical	$14,993	$—	$—
Unsecured note issued as partial consideration for purchase of Curlin Medical	12,000	—	—
Equipment acquired under capital leases	—	—	3,883

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(dollars in thousands except per share data)
Note 1 — Summary of Significant Accounting Policies
Consolidation: The consolidated financial statements include the accounts of Moog Inc. and all of our U.S. and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year: Effective beginning in 2006, our fiscal year ends on the Saturday in September or October that is closest to September 30. Previously, our fiscal year ended on the last Saturday in September. The consolidated financial statements include 53 weeks for the year ended September 30, 2006 and 52 weeks for each of the years ended September 24, 2005 and September 25, 2004. While management believes this has a financial impact on the reported results of 2006 that may affect the comparability of financial statements presented, the impact has not been determined.
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
Revenue Recognition: We recognize revenue using either the percentage of completion method for contracts or as units are delivered or services are performed.
Percentage of completion method for contracts. Revenue representing 34% of 2006 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This method of revenue recognition is primarily associated with the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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
Occasionally, it is appropriate under SOP 81-1 to combine or segment contracts. Contracts are combined in those limited circumstances when they are negotiated as a package in the same economic environment with an overall profit margin objective and constitute, in essence, an agreement to do a single project. In such cases, revenue and costs are recognized over the performance period of the combined contracts as if they were one. Contracts are segmented in limited circumstances if the customer had the right to accept separate elements of the contract and the total amount of the proposals on the separate components approximated the amount of the proposal on the entire project. For segmented contracts, revenue and costs are recognized as if they were separate contracts over the performance periods of the individual elements or phases.

Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for 2006.
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
As units are delivered or services are performed. In 2006, 66% of our sales were recognized as units were delivered or as service obligations were satisfied in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized when the risks and rewards of ownership and title to the product are transferred to the customer. When engineering or similar services are performed, revenue is recognized upon completion of the obligation including any delivery of engineering drawings or technical data. This method of revenue recognition is primarily associated with the Industrial Controls, Medical Devices and Components segments, as well as with aftermarket activity. Profits are recorded as costs are relieved from inventory and charged to cost of sales and as revenue is recognized. Inventory costs include all product-manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations.
Shipping and Handling Costs: Shipping and handling costs are included in cost of sales.
Research and Development: Research and development costs are expensed as incurred and include salaries, benefits, consultants, material costs and depreciation.
Bid and Proposal Costs: Bid and proposal costs are expensed as incurred and classified as selling, general and administrative expenses.
Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2006	2005	2004

Basic weighted-average shares outstanding	40,558,717	38,608,235	38,796,381
Dilutive effect of:
Stock options	688,972	890,599	789,776
Convertible preferred stock	—	—	6,067

Diluted weighted-average shares outstanding	41,247,689	39,498,834	39,592,224

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

Stock-Based Compensation: During the first quarter of 2006, we adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. Under this method, we are required to record equity-based compensation expense for all awards granted after date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Stock compensation expense is included in selling, general and administrative expenses. We previously accounted for stock options under the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. The exercise price equals the market price of the underlying common shares on the date of grant and, therefore, no compensation expense was recognized.
The table below reflects net earnings and net earnings per share for 2006 compared with the pro forma information for 2005 and 2004 as follows:

	2006	2005	2004

Net earnings, as reported for the prior period (1)	N/A	$64,792	$57,287
Stock compensation expense	$3,482	2,012	1,017
Tax benefit	(713)	(276)	(50)

Stock compensation expense, net of tax (2)	2,769	$1,736	$967

Net earnings, including the effect of stock compensation expense (3)	$81,346	$63,056	$56,320
Net earnings per share:
Basic, as reported for prior years (1)	N/A	$1.68	$1.48
Basic, including the effect of stock compensation expense (3)	$2.01	$1.63	$1.45
Diluted, as reported for prior years (1)	N/A	$1.64	$1.45
Diluted, including the effect of stock compensation expense (3)	$1.97	$1.60	$1.42

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS No. 123.
As a result of adopting SFAS No. 123(R), for the year ended September 30, 2006, our basic earnings per share is $.06 lower and our diluted earnings per share is $0.07 lower than had we continued to account for share-based compensation under SFAS No. 123. Consistent with SFAS No. 123(R), we classified $1,243 of excess tax benefits from share-based payment arrangements as cash flows from financing activities.
Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered cash equivalents.
Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.
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
Goodwill and Acquired Intangible Assets: We test goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value.
Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. There were no identifiable intangible assets with indefinite lives at September 30, 2006.

Impairment of Long-Lived Assets: Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows.
Product Warranties: In the ordinary course of business, we warrant our products against defect in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2006	2005	2004

Warranty accrual at beginning of year	$4,733	$4,233	$2,292
Additions from acquisition	—	416	827
Warranties issued during current period	6,594	5,562	4,179
Adjustments to pre-existing warranties	—	—	355
Reductions for settling warranties	(5,488)	(5,431)	(3,546)
Foreign currency translation	129	(47)	126

Warranty accrual at end of year	$5,968	$4,733	$4,233

Financial Instruments: Our financial instruments consist primarily of cash and cash equivalents, receivables, notes payable, accounts payable, long-term debt and interest rate swaps. The carrying values for our financial instruments approximate fair value with the exception at times of long-term debt. See Note 7 for fair value of long-term debt. We do not hold or issue financial instruments for trading purposes.
We carry derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Our use of derivative instruments is generally limited to cash flow hedges of certain interest rate risks and minimizing foreign currency exposure on intercompany loans.
Recent Accounting Pronouncements: During the first quarter of 2006, we adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. We use a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense based on vesting. Stock compensation expense was $3.5 million in 2006. No stock compensation expense was recognized prior to 2006.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires entities to recognize an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet, with changes in funded status being recognized in comprehensive income in the year in which the changes occur. This requirement is effective for fiscal years ending after December 15, 2006. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of adopting SFAS No. 158 on our consolidated financial statements.

Note 2 — Acquisitions
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On August 24, 2006, we acquired McKinley Medical by issuing 445,725 shares of Moog Class A common stock valued at $14,993 and $7 cash. McKinley Medical designs, assembles and distributes disposable pumps and accessories used principally to administer therapeutic drugs for chemotherapy and antibiotic applications, and post-operative medication for pain management. This acquisition further expands our participation in medical markets.
On April 7, 2006, we acquired Curlin Medical and affiliated companies. The adjusted purchase price was $77,056, which was financed with credit facility borrowings and a $12,000 53-week unsecured note. Curlin Medical is a manufacturer of infusion pumps that provide controlled delivery of therapeutic drugs to patients. This acquisition formed our newest segment, Medical Devices, and expands our participation in medical markets.
On November 23, 2005, we acquired Flo-Tork Inc. The adjusted purchase price was $25,739, which was financed with credit facility borrowings. Flo-Tork is a leading designer and manufacturer of hydraulic and pneumatic rotary actuators and specialized cylinders for niche military and industrial applications. This acquisition not only expands our reach within Industrial Controls, but also provides new opportunities for naval applications within Space and Defense Controls.
On August 11, 2005, we acquired FCS Control Systems for $46,670, financed primarily with existing cash in one of our European subsidiaries. FCS Control Systems is a business that produces high-fidelity electromechanical and electrohydraulic flight and vehicle simulation equipment and structural test systems for aerospace and automotive applications. This acquisition expands our market for simulators in Europe and enhances our line of control loading actuation systems within Industrial Controls.
On July 26, 2005, we acquired the Power and Data Technologies Group of the Kaydon Corporation and financed the acquisition with credit facility borrowings. In the first quarter of 2006, we received $664 in cash from the seller representing a working capital adjustment, resulting in an adjusted purchase price of $72,086. This business manufactures electric and fiber-optic slip rings for industrial products, underwater applications and for European military applications. This acquisition will help us reach new markets and will complement our existing line of products within Components.
In the second quarter of 2005, we acquired an industrial systems engineering business and a commercial aircraft repair business for $4,637.
During 2006, we completed our purchase price allocation for the 2005 acquisition of the Power and Data Technologies Group of the Kaydon Corporation. As a result, intangible assets increased by $7,119 and goodwill decreased by $4,348.
Our purchase price allocations for McKinley Medical and Curlin Medical are based on preliminary estimates of fair values of assets acquired and liabilities assumed. These estimates are substantially complete.

Note 3 — Receivables
Receivables consist of:

	September 30,	September 24,
	2006	2005

Accounts receivable	$165,508	$141,007
Long-term contract receivables:
Amounts billed	53,040	44,632
Unbilled recoverable costs and accrued profits	114,622	111,497

Total long-term contract receivables	167,662	156,129
Other	3,191	2,793

Total receivables	336,361	299,929
Less allowance for doubtful accounts	(2,869)	(2,943)

Receivables	$333,492	$296,986

Long-term contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts and commercial aircraft and satellite manufacturers. Amounts billed under long-term contracts to the U.S. Government were $7,121 at September 30, 2006 and $11,625 at September 24, 2005. Unbilled recoverable costs and accrued profits under long-term contracts to be billed to the U.S. Government were $ 9,913 at September 30, 2006 and $11,136 at September 24, 2005. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with the terms of specific contracts, generally as certain milestones are reached or upon shipment. Substantially all unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.
There are no material amounts of claims or unapproved change orders included in the balance sheet. Balances billed but not paid by customers under retainage provisions are not material.
Concentrations of credit risk on receivables are limited to those from significant customers that are believed to be financially sound. Receivables from Boeing were $39,889 at September 30, 2006 and $42,422 at September 24, 2005. Receivables from Lockheed Martin were $29,618 at September 30, 2006 and $29,949 at September 24, 2005. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.

Note 4 — Inventories
Inventories, net of reserves, consist of:

	September 30,	September 24,
	2006	2005

Raw materials and purchased parts	$101,974	$75,859
Work in process	134,492	101,487
Finished goods	46,254	38,079

Inventories	$282,720	$215,425

Note 5 — Property, Plant and Equipment
Property, plant and equipment consists of:

	September 30,	September 24,
	2006	2005

Land	$20,650	$20,191
Buildings and improvements	208,975	190,831
Machinery and equipment	400,422	345,064

Property, plant and equipment, at cost	630,047	556,086
Less accumulated depreciation and amortization	(320,036)	(293,245)

Property, plant and equipment	$310,011	$262,841

Assets under capital leases included in property, plant and equipment are summarized as follows:

	September 30,	September 24,
	2006	2005

Assets under capital leases, at cost	$3,661	$3,937
Less accumulated amortization	(347)	(361)

Net assets under capital leases	$3,314	$3,576

Note 6 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for 2006, 2005 and 2004 are as follows:

		Space and
	Aircraft	Defense	Industrial		Medical
	Controls	Controls	Controls	Components	Devices	Total

Balance at September 27, 2003	$102,817	$36,664	$55,456	$—	$—	$194,937
Acquisition	—	—	—	92,246	—	92,246
Change in segment classification	—	9,000	(9,000)	—	—	—
Foreign currency translation	—	—	1,380	—	—	1,380

Balance at September 25, 2004	102,817	45,664	47,836	92,246	—	288,563
Acquisitions	1,008	—	36,137	52,738	—	89,883
Foreign currency translation	(76)	—	(1,477)	1,312	—	(241)

Balance at September 24, 2005	103,749	45,664	82,496	146,296	—	378,205
Current year acquisitions	—	4,142	6,215	—	63,483	73,840
Adjustments to prior year acquisitions	28	—	(129)	(4,561)	—	(4,662)
Foreign currency translation	49	—	2,534	1,005	—	3,588

Balance at September 30, 2006	$103,826	$49,806	$91,116	$142,740	$63,483	$450,971

The components of acquired intangible assets are as follows:

	September 30, 2006		September 24, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer-related	$32,084	$(8,468)	$16,106	$(2,641)
Technology-related	23,829	(2,867)	6,445	(993)
Marketing-related	9,629	(5,906)	6,381	(4,842)
Artistic-related	25	(12)	25	(10)

Acquired intangible assets	$65,567	$(17,253)	$28,957	$(8,486)

The weighted-average amortization period is eight years for customer-related, technology-related and marketing-related intangible assets and ten years for artistic-related intangible assets. In total, these intangible assets have a weighted-average life of eight years. Amortization of acquired intangible assets was $8,636 in 2006, $2,470 in 2005 and $2,274 in 2004. Based on acquired intangible assets recorded at September 30, 2006, amortization is estimated to be $7,838 in 2007, $7,145 in 2008, $6,747 in 2009, $6,685 in 2010 and $6,462 in 2011.

Note 7 — Indebtedness
Long-term debt consists of:

	September 30,	September 24,
	2006	2005

U.S. credit facility:
Revolving credit facility	$135,500	$99,400
Term loan	22,500	37,500
Other revolving credit facilities and term loans	8,993	8,467
Obligations under capital leases	2,339	2,521

Senior debt	169,332	147,888
6 1/4% senior subordinated notes	200,107	200,124

Total long-term debt	369,439	348,012
Less current installments	(1,982)	(17,035)

Long-term debt	$367,457	$330,977

On October 25, 2006, we amended our U.S. existing credit facility by entering into the Second Amended and Restated Loan Agreement. Previously our credit facility consisted of a $75,000 term loan and a $315,000 million revolver. Our new revolving credit facility, which matures on October 25, 2011, increased our borrowing capacity to $600,000. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify minimum consolidated net worth and interest coverage and maximum leverage and capital expenditures. Interest on outstanding credit facility borrowings is based on LIBOR, plus the applicable margin, which is currently 100 basis points.
On January 10, 2005, we completed the sale of $150,000 aggregate principal amount of 6 1/4 % senior subordinated notes due January 15, 2015 at par with interest paid semiannually on January 15 and July 15 of each year. On September 12, 2005, we completed the sale of an additional $50,000 aggregate principal amount of those senior subordinated notes at 100.25% of par. The aggregate net proceeds of $196,515 were used to repay indebtedness under our U.S. bank credit facility, thereby increasing the unused portion of our revolving credit facility.
In addition to our U.S. credit facility, we maintain short-term credit facilities with banks throughout the world. These short-term facilities are principally demand lines subject to revision by the banks. At October 25, 2006, we had $483,816 of unused borrowing capacity, including $453,161 from the U.S. credit facility. Commitment fees are charged on some of these arrangements and on the credit facility based on a percentage of the unused amounts available and are not material.
Other revolving credit facilities and term loans of $14,112 at September 30, 2006 consist of financing provided by various banks to certain foreign subsidiaries. These loans are being repaid through 2013 and carry interest rates ranging from 4% to 8%.
Maturities of long-term debt are $19,101 in 2007, $1,667 in 2008, $1,294 in 2009, $953 in 2010, $158,995 in 2011 and $204,548 thereafter.
At September 30, 2006, we had pledged assets with a net book value of $760,342 as security for long-term debt.
Our only financial instrument for which the carrying value at times differs from its fair value is long-term debt. At September 30, 2006, the fair value of long-term debt was $376,451 compared to its carrying value of $386,558. The fair value of long-term debt was estimated based on quoted market prices.

Note 8 — Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (AOCI). These deferred gains and losses are amortized into interest expense during the periods in which the related interest payments on the variable-rate debt affect earnings. However, to the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2006, 2005 or 2004.
During 2003, we entered into interest rate swaps with a $180,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. Of the $180,000 notional amount, $90,000 matured in the second quarter of 2005 and $55,000 matured in the second quarter of 2006. At September 30, 2006, we had outstanding interest rate swaps with a $35,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. All of the $35,000 notional amount matures in the first quarter of 2007. Based on the current applicable margin, the interest rate swaps effectively convert these amounts of variable-rate debt to fixed-rate debt at 3.3%, through their maturities, at which times the interest will revert back to a variable rate based on LIBOR plus the applicable margin.
The fair value of interest rate swaps at September 30, 2006 was $273, which is included in other current assets. The fair value of interest rate swaps at September 24, 2005 was $1,262, which is included in other current assets and other non current assets. All of the $86 accumulated gain on derivatives reported in AOCI at September 30, 2006 is expected to be reclassified to earnings in the next twelve months as settlements occur.
As a result of the acquisition of the Power and Data Technologies Group of the Kaydon Corporation, we had foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of earnings. To minimize the foreign currency exposure, we entered into foreign currency forwards with a notional amount of $28,757. The foreign currency forwards are recorded in our balance sheet at fair value and resulting gains or losses are recorded in our statement of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At September 30, 2006, the fair value of the foreign currency forwards was a $521 liability, most of which was included in current liabilities. At September 24, 2005, the fair value of the foreign currency forwards was a $638 liability, most of which was included in current liabilities.

Note 9 — Employee Benefit Plans
We maintain defined benefit plans in seven countries covering substantially all employees. The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans for 2006 and 2005 are as follows:

	U.S. Plans		Non-U.S. Plans
August 31 measurement date	2006	2005	2006	2005

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$362,574	$290,810	$93,428	$69,750
Service cost	16,227	13,443	3,626	2,405
Interest cost	18,747	17,613	4,116	3,707
Contributions by plan participants	—	—	250	216
Actuarial (gains) losses	(32,775)	43,259	(3,422)	14,895
Foreign currency exchange impact	—	—	4,447	(2,121)
Benefits paid from plan assets	(11,064)	(10,125)	(922)	(958)
Benefits paid by Moog	(523)	(151)	(1,020)	(1,102)
Mortality table rate change	—	7,725	—	—
Acquisition	777	—	—	6,636

Projected benefit obligation at end of year	$353,963	$362,574	$100,503	$93,428

Change in plan assets:
Fair value of assets at beginning of year	$251,965	$218,916	$36,809	$26,104
Actual return on plan assets	30,461	41,174	3,734	4,712
Employer contributions	39,000	2,000	3,348	2,371
Contributions by plan participants	—	—	250	216
Benefits paid	(11,064)	(10,125)	(922)	(958)
Foreign currency exchange impact	—	—	1,615	(719)
Acquisition	716	—	—	5,083

Fair value of assets at end of year	$311,078	$251,965	$44,834	$36,809

Funded status	$(42,885)	$(110,609)	$(55,669)	$(56,619)
Unrecognized net actuarial losses	60,478	110,385	16,415	21,593
Unrecognized prior service cost	2,637	3,754	(360)	(451)
Contributions made after the measurement date	—	6,000	803	439

Net amount recognized	$20,230	$9,530	$(38,811)	$(35,038)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$—	$6,000	$803	$439
Other assets	32,693	—	1,257	1,333
Accrued and long-term pension liabilities	(20,286)	(75,668)	(51,719)	(50,139)
Intangible asset	1,191	3,754	80	137
Accumulated other comprehensive loss, before taxes	6,632	75,444	10,768	13,192

Net amount recognized	$20,230	$9,530	$(38,811)	$(35,038)

Plan assets at September 30, 2006 consist primarily of publicly traded stocks, bonds, mutual funds, and $40,201 in our stock based on quoted market prices. Our stock included in plan assets consists of 149,022 shares of Class A common stock and 1,001,034 shares of Class B common stock. Our funding policy is to contribute at least the amount required by law in the respective countries.

The total accumulated benefit obligation as of the measurement dates for all defined benefit pension plans was $415,165 in 2006 and $412,847 in 2005. At the measurement date in 2006, two of our plans had fair values of plan assets totaling $318,027, which exceeded their accumulated benefit obligations of $306,981. At the measurement date in 2005, one plan’s fair value of plan assets of $6,252 exceeded its accumulated benefit obligation of $5,411. The following table provides aggregate information for the other pension plans, which have projected benefit obligations or accumulated benefit obligations in excess of plan assets:

	September 30,	September 24,
August 31 measurement date	2006	2005

Projected benefit obligation	$118,175	$448,856
Accumulated benefit obligation	108,184	407,436
Fair value of plan assets	37,885	282,522

Weighted-average assumptions used to determine benefit obligations as of the measurement dates and weighted-average assumptions used to determine net periodic benefit cost for 2006, 2005 and 2004 are as follows:

	U.S. Plans			Non-U.S. Plans
August 31 measurement date	2006	2005	2004	2006	2005	2004

Assumptions for net periodic benefit cost
Discount rate	5.3%	6.0%	6.5%	4.4%	5.2%	5.3%
Return on assets	8.9%	8.9%	8.9%	5.8%	6.0%	5.7%
Rate of compensation increase	3.3%	3.4%	3.3%	3.5%	3.7%	3.7%

Assumptions for benefit obligations
Discount rate	6.0%	5.3%	6.0%	4.8%	4.4%	5.2%
Rate of compensation increase	3.3%	3.3%	3.4%	3.4%	3.5%	3.7%

Pension expense for all plans for 2006, 2005 and 2004, including costs for various defined contribution plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	2006	2005	2004	2006	2005	2004

Service cost	$16,227	$13,443	$11,369	$3,626	$2,405	$2,099
Interest cost	18,747	17,613	16,018	4,116	3,707	3,243
Expected return on plan assets	(21,873)	(20,220)	(18,504)	(2,282)	(1,651)	(1,223)
Amortization of prior service cost (credit)	1,117	1,116	1,076	(38)	(43)	(24)
Amortization of transition obligation	—	—	—	—	—	105
Amortization of actuarial loss	8,544	4,770	1,493	1,122	696	763

Pension expense for defined benefit plans	22,762	16,722	11,452	6,544	5,114	4,963
Pension expense for defined contribution plans	1,119	952	802	942	996	1,261

Total pension expense	$23,881	$17,674	$12,254	$7,486	$6,110	$6,224

Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The return on assets assumption reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We select the return on assets assumption by considering our current and target asset allocation, which is around 80% equities and 20% debt and other securities for U.S. plan assets and 60% equities and 40% debt and other securities for non-U.S. plan assets, as well as historical and expected returns on each category of plan assets.
As of the measurement dates, equity securities represented 85% and 89% of the fair value of U.S. plan assets and 60% and 65% of the fair value of non-U.S. plan assets in 2006 and 2005, respectively. Debt and other securities represented 15% and 11% of the fair value of U.S. plan assets and 40% and 35% of the fair value of non-U.S. plan assets in 2006 and 2005, respectively.
Benefits expected to be paid from U.S. plans are $13,091 in 2007, $14,141 in 2008, $15,280 in 2009, $16,237 in 2010, $17,151 in 2011 and $107,000 for the five years thereafter. Benefits expected to be paid from the non-U.S. plans are $2,425 in 2007, $2,772 in 2008, $2,647 in 2009, $2,694 in 2010, $3,227 in 2011 and $22,987 for the five years thereafter.

We presently anticipate contributing approximately $30,000 to the U.S. plan and $6,468 to the non-U.S. plans in 2007.
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $16,524, $11,000 and $11,050 in 2006, 2005 and 2004, respectively.
We have a Savings and Stock Ownership Plan (SSOP) that includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the SSOP can acquire our stock at market value, with Moog providing a 25% share match. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 30, 2006, the participants in the SSOP owned 1,195,234 Class A shares and 1,896,124 Class B shares.
We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. The changes in the accumulated benefit obligation of this unfunded plan for 2006 and 2005 are shown in the following table. There are no plan assets. The transition obligation is being recognized over 20 years through 2014.

	September 30,	September 24,
August 31 measurement date	2006	2005

Change in Accumulated Postretirement Benefit Obligation (APBO):
APBO at beginning of year	$18,928	$17,859
Service cost	352	321
Interest cost	961	1,059
Contributions by plan participants	1,442	1,230
Benefits paid	(2,775)	(2,881)
Actuarial losses	1,776	910
Retiree drug subsidy receipts	83	—
Mortality table rate change	—	430

APBO at end of year	$20,767	$18,928

Funded status	$(20,767)	$(18,928)
Unrecognized transition obligation	2,761	3,155
Unrecognized prior service cost	1,076	1,362
Unrecognized losses	7,533	6,138

Accrued postretirement benefit liability	$(9,397)	$(8,273)

The cost of the postretirement benefit plan is as follows:

	2006	2005	2004

Service cost	$352	$321	$223
Interest cost	961	1,059	1,061
Amortization of transition obligation	394	394	394
Amortization of prior service cost	286	286	286
Amortization of actuarial loss	381	635	266

Net periodic postretirement benefit cost	$2,374	$2,695	$2,230

As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 6.0% in 2006, 5.3% in 2005 and 6.0% in 2004. As of the measurement date, the assumed discount rate used in the accounting for the net periodic postretirement benefit cost was 5.3% in 2006, 6.0% in 2005 and 6.5% in 2004.
For measurement purposes, a 10.0%, 7.5% and 12.0% annual rate of increase in the per capita cost of medical and drug costs before age 65, medical costs after age 65 and drug costs after age 65, respectively, were assumed for 2007, all gradually decreasing to 5.0% for 2015 and years thereafter. A one percentage point increase in this rate would increase our accumulated postretirement benefit obligation as of the measurement date in 2006 by $1,108, while a one percentage point decrease in this rate would decrease our accumulated postretirement benefit obligation by $999. A one percentage point increase or decrease in this rate would not have a material effect on the total service cost and interest cost components of the net periodic postretirement benefit cost.

Note 10 — Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2006	2005	2004

Earnings before income taxes:
Domestic	$73,981	$58,429	$45,870
Foreign	47,100	37,372	37,193
Eliminations	(932)	(883)	406

Total	$120,149	$94,918	$83,469

Computed expected tax expense	$42,052	$33,221	$29,216
Increase (decrease) in income taxes resulting from:
Foreign tax rates	(2,862)	13	(2,529)
Nontaxable export sales	(2,118)	(2,088)	(2,164)
State taxes, net of federal benefit	2,612	1,375	857
Change in foreign statutory tax rates	(321)	377	—
Foreign tax credits	(2,448)	(3,828)	—
Change in valuation allowance for deferred taxes	2,433	807	610
Other	(545)	249	192

Income taxes	$38,803	$30,126	$26,182

Effective income tax rate	32.3%	31.7%	31.4%

At September 30, 2006, certain foreign subsidiaries had net operating loss carryforwards totaling $29,821. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries. The increase in the valuation allowance relates to net operating losses in Luxembourg and state investment tax credits and reflects recent operating performance and future financial projections, tax planning strategies and the allowable tax carry forward period.
No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($214,553 at September 30, 2006) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to us.
The components of income taxes are as follows:

	2006	2005	2004

Current:
Federal	$6,901	$12,457	$13,972
Foreign	14,299	11,647	10,320
State	1,888	1,569	1,319

Total current	23,088	25,673	25,611

Deferred:
Federal	13,061	3,348	61
Foreign	524	559	502
State	2,130	546	8

Total deferred	15,715	4,453	571

Income taxes	$38,803	$30,126	$26,182

The effective income tax rate increased in 2006 due to lower foreign tax credits available in the U.S. and a tax charge resulting from a tax decision by the European tax court offset partially by lower overall taxes on foreign earnings.
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

	September 30,	September 24,
	2006	2005

Deferred tax assets:
Benefit accruals	$35,132	$59,172
Contract loss reserves not currently deductible	5,126	4,883
Tax benefit carryforwards	10,239	7,066
Inventory	12,831	10,327
Other accrued expenses	6,954	5,931

Total gross deferred tax assets	70,282	87,379
Less valuation allowance	(9,090)	(5,835)

Total net deferred tax assets	61,192	81,544

Deferred tax liabilities:
Differences in bases and depreciation of property, plant and equipment	73,810	63,814
Pension	25,120	10,069
Other	1,638	1,432

Total gross deferred tax liabilities	100,568	75,315

Net deferred tax assets (liabilities)	$(39,376)	$6,229

Net deferred tax assets are included in the balance sheet as follows:

	September 30,	September 24,
	2006	2005

Current assets	$39,950	$34,676
Other assets	7,909	8,753
Other accrued liabilities	(3,648)	(896)
Long-term liabilities	(83,587)	(36,304)

Net deferred tax assets (liabilities)	$(39,376)	$6,229

Note 11 — Shareholders’ Equity
Class A and Class B common stock share equally in our earnings, and are identical with certain exceptions. Other than on matters relating to the election of directors or as required by law where the holders of Class A and Class B shares vote as separate classes, Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 68,181 in 2006, 11,345 in 2005 and 149,512 in 2004.
Class A shares reserved for issuance at September 30, 2006 are as follows:

Shares

Conversion of Class B to Class A shares	4,209,585
2003 Stock Option Plan	1,289,250
1998 Stock Option Plan	1,041,917

Class A shares reserved for issuance	6,540,752

On February 21, 2006, we completed the offering and sale of 2,875,000 shares of Class A common stock at a price of $31 per share. We used the net proceeds of $84,497 to pay down outstanding credit facility borrowings, some of which were reborrowed in April 2006 to finance the Curlin Medical acquisition.
The Board of Directors of Moog approved a three-for-two stock split, effected in the form of a 50% stock distribution, of its Class A and Class B common stock to shareholders of record on March 18, 2005, distributed April 1, 2005. As a result, the number of Class A common shares outstanding increased from 22,920,288 to 34,378,961 and the number of Class B common shares outstanding increased from 3,138,200 to 4,707,100 on the distribution date. The Board of Directors of Moog approved a three-for-two stock split, effected in the form of a 50% stock distribution, of its Class A and Class B common stock to shareholders of record on January 26, 2004, distributed February 17, 2004. As a result, the number of Class A common shares outstanding increased from 15,237,995 to 22,856,443 and the number of Class B common shares outstanding increased from 2,092,541 to 3,138,626 on the distribution date.
All other share and per share amounts included in the financial statements have been restated to show the effects of the stock splits.
We are authorized to issue up to 10,000,000 shares of preferred stock. On January 2, 2004, 83,771 outstanding shares of Series B Preferred Stock automatically converted into 24,273 shares of Class A common stock. The Board of Directors may authorize, without further shareholder action, the issuance of additional preferred stock which ranks senior to both classes of our common stock with respect to the payment of dividends and the distribution of assets on liquidation. The preferred stock, when issued, would have such designations relative to voting and conversion rights, preferences, privileges and limitations as determined by the Board of Directors.

Note 12 — Stock Options
We have stock option plans that authorize the issuance of options for shares of Class A common stock to directors, officers and key employees. Stock option grants are designed to reward long-term contributions to Moog and provide incentives for recipients to remain with Moog. The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A common stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A common stock. Under the terms of the plans, options may be either incentive or non-qualified. Options issued as of September 30, 2006 consisted of both incentive options and non-qualified options. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. Options become exercisable over periods not exceeding ten years.
In 2006, we adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. We use a straight-line method of attributing the value of stock-based compensation expense, subject to minimum levels of expense, based on vesting.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $11.22, $9.55 and $6.89 for options granted during 2006, 2005 and 2004, respectively. The following table provides the range of assumptions used to value stock options granted during 2006, 2005 and 2004.

	2006	2005	2004

Expected volatility	27% — 35%	36%	36%
Risk-free rate	4.4% — 4.5%	3.3% — 4.4%	2.4% — 4.4%
Expected dividends	0%	0%	0%
Expected term	3—10 years	3—10 years	3—10 years

To determine expected volatility, we use historical volatility based on weekly closing prices of our Class A common stock over periods that correlate with the expected terms of the options granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate term of the options granted. Expected dividends are based on our history and expectation of dividend payouts. The expected term of stock options is based on vesting schedules, expected exercise patterns and contractual terms.
The following table summarizes information about stock options outstanding and exercisable at September 30, 2006.

	Outstanding		Exercisable
		Weighted		Weighted
Exercise		Average		Average
Price		Exercise		Exercise
Range	Options	Price	Options	Price

$7.07 — 10.04	552,278	$8.47	390,879	$8.53
12.53 — 15.24	351,576	12.89	137,074	13.46
19.74 — 23.88	199,122	20.19	14,308	21.44
26.65 — 28.94	679,738	28.29	51,972	28.01

	1,782,714	$18.21	594,233	$11.68

Shares under options are as follows:

	Class A	Weighted	Weighted
	Stock	Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic
1998 Plan	Options	Price	Contractual Life	Value

Outstanding at September 27, 2003	1,643,364	$10.14
Granted in 2004	138,372	19.74
Exercised in 2004	(330,798)	8.69

Outstanding at September 25, 2004	1,450,938	11.38
Exercised in 2005	(147,017)	9.77

Outstanding at September 24, 2005	1,303,921	11.56
Exercised in 2006	(281,945)	12.54

Outstanding at September 30, 2006	1,021,976	$11.30	4.7	$23,870

Exercisable at September 30, 2006	538,075	$10.01	3.7	$13,264

	Class A	Weighted	Weighted
	Stock	Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic
2003 Plan	Options	Price	Contractual Life	Value

Outstanding at September 27, 2003	—	$—
Granted in 2004	101,250	21.41

Outstanding at September 25, 2004	101,250	21.41
Granted in 2005	483,972	27.99

Outstanding at September 24, 2005	585,222	26.85
Granted in 2006	236,266	28.94
Exercised in 2006	(60,750)	26.29

Outstanding at September 30, 2006	760,738	$27.49	8.4	$5,452

Exercisable at September 30, 2006	56,158	$27.70	8.1	$391

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of Class A common stock of $34.66 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of options exercised in the 1998 Plan during 2006, 2005 and 2004 was $5,858, $2,937 and $4,777, respectively. The intrinsic value of options exercised in the 2003 Plan during 2006 was $486.
The fair value of shares in the 1998 Plan that vested during 2006, 2005 and 2004 was $5.07, $4.60 and $4.16, respectively. The fair value of shares in the 2003 Plan that vested during 2006 was $8.63.
As of September 30, 2006, total unvested compensation expense associated with stock options amounted to $6,833 and will be recognized over a weighted-average period of three years.

Note 13 — Stock Employee Compensation Trust
In 2004, we established a Stock Employee Compensation Trust (SECT) to assist in administering and provide funding for employee stock plans and benefit programs, including the Moog Inc. Savings and Stock Ownership Plan (SSOP).The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreement governing the SECT, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.
Note 14 — Other Comprehensive Income (Loss)
Other comprehensive income (loss), net of tax, consists of:

	2006	2005	2004

Accumulated (loss) gain on derivatives adjustment:
Net increase (decrease) in fair value of derivatives, net of taxes of $69 in 2006, $351 in 2005 and $62 in 2004	$111	$569	$110
Net reclassification from accumulated other comprehensive loss into earnings, net of taxes of $(447) in 2006, $(82)in 2005 and $714 in 2004	(713)	(145)	1,150

Accumulated (loss) gain on derivatives adjustment	(602)	424	1,260
Foreign currency translation adjustment	7,568	(2,840)	8,040
Minimum pension liability adjustment, net of taxes of $27,398 in 2006, $(8,794) in 2005 and $(4,698) in 2004	44,230	(14,085)	(7,362)

Other comprehensive income (loss)	$51,196	$(16,501)	$1,938

Accumulated other comprehensive income (loss), net of tax, consists of:

	September 30,	September 24,
	2006	2005

Accumulated foreign currency translation	$18,602	$11,034
Accumulated minimum pension liability	(11,123)	(55,353)
Accumulated gain on derivatives	86	688

Accumulated other comprehensive income (loss)	$7,565	$(43,631)

Note 15 — Segments
Aircraft Controls. Our largest segment is Aircraft Controls. This segment generates revenues from three major markets: military aircraft, commercial aircraft and aftermarket support. We differentiate ourself in these markets by offering a complete range of technologies, system integration capabilities and superior customer service.
We design, manufacture and integrate primary and secondary flight controls for military and commercial aircraft and provide aftermarket support. Our systems control large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft.
We are currently working on several large development programs including the F-35 Joint Strike Fighter, Indian Light Combat Aircraft, Boeing 787 Dreamliner, Airbus A400M and the X-47 unmanned aerial vehicle. Our large military production programs include the F/A-18E/F Super Hornet, F-15 Eagle and the V-22 Osprey. The large commercial production programs include the full line of Boeing 7-series of aircraft. Aftermarket sales, including repairs and spare parts, represented 37% of Aircraft Control sales in 2006. Aircraft Controls customers include Airbus, BAE, Boeing, Bombardier, Honeywell and Lockheed Martin.
Space and Defense Controls. Space and Defense Controls has several important markets that generate segment revenues such as satellites and space vehicles, launch vehicles, strategic missiles, missile defense, tactical missiles and defense controls. We differentiate ourself in these markets by having unique competence in the most difficult applications, complex motion and fluid control systems technology, innovative design and comprehensive project management.
For the commercial and military satellite markets, we design, manufacture and integrate chemical and electric propulsion systems and space flight motion controls. Launch vehicles and missiles use our steering and propulsion controls, and the Space Station uses its couplings, valves and actuators. Customers include Alliant Techsystems, Lockheed Martin, Astrium, Raytheon and Boeing.

Industrial Controls. Industrial Controls is a diverse segment, serving customers around the world and in many markets. Six major markets, plastics making machinery, power generating turbines, metal forming, heavy industry, test and simulation, generate nearly two-thirds of total sales in this segment. We differentiate ourself in industrial markets by providing performance-based, customized products and systems, process expertise, best-in-class products in every leading technology and superior aftermarket support. As a result of the acquisition of FCS Control Systems, we have enhanced our simulator and automotive test markets.
For the plastics making machinery market, we design, manufacture and integrate systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. In the power generation turbine market, we design, manufacture and integrate complete control assemblies for fuel, steam and variable geometry control applications that include wind turbines. Metal forming markets use Moog designed and manufactured systems that provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses our high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. For the material test markets, we supply controls for automotive, structural and fatigue testing. Its hydraulic and electromechanical motion simulation bases are used for the flight simulation and training markets. Other markets include material handling and testing, auto racing, carpet tufting, paper mills and lumber mills. Customers include FlightSafety, Tuftco, Huskey, Cooper and Schlumberger.
Components. Components shares many of the same markets, including military and commercial aerospace, defense controls and industrial applications, that drive sales in our other segments. In addition, Components serves two medical equipment markets. As a result of the acquisition of the Power and Data Technologies Group of the Kaydon Corporation in July 2005, we entered into the market of highly specialized marine applications.
This segment’s three largest product categories are slip rings, fiber optic rotary joints and motors. Slip rings and fiber optic rotary joints allow unimpeded rotation while delivering power and data across a rotating joint using sliding contacts or fiber optics. They come in a range of sizes that allow them to be used in many applications that include diagnostic imaging, particularly CT scan medical equipment featuring high-speed data communications, de-icing and data transfer for rotorcraft, forward-looking infrared camera installations, radar pedestals, material handling, surveillance cameras, packaging and robotics.
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
Medical Devices. Medical Devices is our newest segment, formed as a result of the acquisitions of Curlin Medical and McKinley Medical in 2006. This segment operates within the overall healthcare market, which is experiencing significant growth. Moog is beginning to differentiate itself in this market by advancing technology used in infusion therapy and establishing key relationships with distribution and manufacturing companies.
Our primary products are electronic ambulatory infusion pumps along with the necessary administration sets and disposable infusion pumps. Applications of these products include controlled delivery of fluids to the body, nutrition, post-operative pain management, regional anesthesia, chemotherapy and antibiotics. We reach our customers by using distributors including B. Braun and D.J. Ortho.

Segment information for the years ended 2006, 2005 and 2004 and reconciliations to consolidated amounts are as follows:

	2006	2005	2004

Net sales:
Aircraft Controls	$527,250	$451,692	$411,867
Space and Defense Controls	147,961	128,478	115,778
Industrial Controls	380,711	314,952	281,569
Components	237,578	156,220	129,638
Medical Devices	12,994	—	—

Net sales	$1,306,494	$1,051,342	$938,852

Operating profit and margins:
Aircraft Controls	$66,673	$63,900	$63,328
	12.6%	14.1%	15.4%
Space and Defense Controls	13,272	11,078	3,235
	9.0%	8.6%	2.8%
Industrial Controls	45,055	26,997	24,288
	11.8%	8.6%	8.6%
Components	36,869	21,046	15,590
	15.5%	13.5%	12.0%
Medical Devices	(208)	—	—
	(1.6%)	—	—

Total operating profit	161,661	123,021	106,441
	12.4%	11.7%	11.3%
Deductions from operating profit:
Interest expense	(21,861)	(13,671)	(11,080)
Stock compensation expense	(3,482)	—	—
Corporate and other expenses, net	(16,169)	(14,432)	(11,892)

Earnings before income taxes	$120,149	$94,918	$83,469

Depreciation and amortization:
Aircraft Controls	$16,790	$15,547	$15,721
Space and Defense Controls	5,485	4,737	3,581
Industrial Controls	14,752	10,855	11,128
Components	6,518	3,894	3,857
Medical Devices	2,169	—	—

	45,714	35,033	34,287
Corporate	1,363	1,174	1,221

Total depreciation and amortization	$47,077	$36,207	$35,508

Identifiable assets:
Aircraft Controls	$528,763	$477,852	$451,015
Space and Defense Controls	169,373	157,234	125,821
Industrial Controls	461,977	382,923	364,117
Components	279,284	253,177	164,925
Medical Devices	100,856	—	—

	1,540,253	1,271,186	1,105,878
Corporate	67,401	32,141	19,050

Total assets	$1,607,654	$1,303,327	$1,124,928

Capital expenditures:
Aircraft Controls	$50,588	$18,070	$16,436
Space and Defense Controls	4,246	4,417	2,619
Industrial Controls	22,162	15,882	13,663
Components	6,423	2,819	1,579
Medical Devices	136	—	—

Total capital expenditures	$83,555	$41,188	$34,297

Operating profit is net sales less cost of sales and other operating expenses, excluding stock compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales or manpower.

Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2006	2005	2004

Net sales:
United States	$755,657	$573,919	$533,203
Germany	82,963	75,651	72,376
Japan	69,198	60,651	54,511
United Kingdom	65,152	41,016	29,418
Italy	53,170	49,854	46,445
Other	280,354	250,251	202,899

Net sales	$1,306,494	$1,051,342	$938,852

Property, plant and equipment:
United States	$179,395	$162,372	$158,488
Germany	29,378	28,984	30,439
Philippines	38,902	25,323	19,664
Italy	10,636	10,598	11,272
United Kingdom	9,848	6,237	4,841
Japan	9,191	9,964	10,326
Luxembourg	8,348	4,200	1,321
Other	24,313	15,163	10,392

Property, plant and equipment	$310,011	$262,841	$246,743

Sales to Boeing were $116,911, $112,779 and $119,167 in 2006, 2005 and 2004, respectively, including sales to Boeing Commercial Airplanes of $46,017, $35,726 and $30,608 in 2006, 2005, and 2004, respectively. Sales to Lockheed Martin were $112,246, $103,259 and $94,921 in 2006, 2005 and 2004, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing and Lockheed Martin, were $426,267, $358,234 and $356,705 in 2006, 2005 and 2004, respectively. Sales to Boeing, Lockheed Martin and the U.S. Government and its prime- or sub-contractors are made primarily from the Aircraft Controls and Space and Defense Controls segments.
Note 16 — Commitments and Contingencies
From time to time, we are named as a defendant in legal actions. We are not a party to any pending legal proceedings which management believes will result in a material adverse effect on our financial condition or results of operations.
We are engaged in administrative proceedings with governmental agencies and legal proceedings with governmental agencies and other third parties in the normal course of our business, including litigation under Superfund laws, regarding environmental matters. We believe that adequate reserves have been established for our share of the estimated cost for all currently pending environmental administrative or legal proceedings and do not expect that these environmental matters will have a material adverse effect on our financial condition or results of operations.
We lease certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $17,790 in 2006, $16,660 in 2005 and $15,917 in 2004. Future minimum rental payments required under noncancelable operating leases are $13,706 in 2007, $11,402 in 2008, $8,213 in 2009, $6,304 in 2010, $4,779 in 2011 and $11,824 thereafter.
We are contingently liable for $11,339 of standby letters of credit issued by a bank to third parties on behalf of Moog at September 30, 2006. Purchase commitments outstanding at September 30, 2006 are $348,888, including $24,509 for property, plant and equipment.

Note 17 — Quarterly Data - Unaudited
Net Sales and Earnings

	1st	2nd	3rd	4th
2006	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$310,171	$322,109	$333,463	$340,751	$1,306,494
Gross profit	100,597	103,898	108,753	112,502	425,750
Net earnings	16,797	21,462	21,242	21,845	81,346
Per share data:
Basic	$.43	$.54	$.51	$.52	$2.01
Diluted	$.43	$.53	$.50	$.51	$1.97

	1st	2nd	3rd	4th
2005	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$249,303	$255,237	$266,032	$280,770	$1,051,342
Gross profit	75,420	80,893	84,729	87,250	328,292
Net earnings	14,975	15,770	16,652	17,395	64,792
Per share data:
Basic	$.39	$.41	$.43	$.45	$1.68
Diluted	$.38	$.40	$.42	$.44	$1.64

Note: Quarterly amounts may not add to the total due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors of Moog Inc.
We have audited the accompanying consolidated balance sheets of Moog Inc. as of September 30, 2006 and September 24, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moog Inc. at September 30, 2006 and September 24, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective September 25, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Moog Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2006 expressed an unqualified opinion thereon.
Buffalo, New York
November 20, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2006 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of September 30, 2006.
We completed three acquisitions in fiscal year 2006, which were excluded from our management’s report on internal control over financial reporting as of September 30, 2006. On November 23, 2005, we acquired Flo-Tork Inc., on April 7, 2006, we acquired Curlin Medical Inc. and affiliates and on August 24, 2006, we acquired McKinley Medical LLC, which are included in our 2006 consolidated financial statements and collectively constituted $124.8 million and $119.8 million of total and net assets, respectively, as of September 30, 2006 and $22.9 million and $0.0 million of net sales and net earnings, respectively, for the year then ended.
Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, (1) on our management assessment of the effectiveness of our internal control over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

By	ROBERT T. BRADY Robert T. Brady
Chairman of the Board,
President, Chief Executive Officer,
and Director
(Principal Executive Officer)

By	ROBERT R. BANTA
Robert R. Banta
Executive Vice President,
Chief Financial Officer,
and Director
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Shareholders and Board of Directors of Moog Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Moog Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Moog Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Flo-Tork Inc. acquired on November 23, 2005, Curlin Medical Inc. and affiliates acquired on April 7, 2006 and McKinley Medical LLC acquired on August 24, 2006, which are included in the 2006 consolidated financial statements of Moog Inc. and collectively constituted $124.8 million and $119.8 million of total and net assets, respectively, as of September 30, 2006 and $22.9 million and $0.0 million of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Moog Inc. also did not include an evaluation of the internal control over financial reporting of Flo-Tork Inc. acquired on November 23, 2005, Curlin Medical Inc. acquired on April 7, 2006 and McKinley Medical LLC acquired on August 24, 2006.
In our opinion, management’s assessment that Moog Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Moog Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Moog Inc. as of September 30, 2006 and September 24, 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 of Moog Inc. and our report dated November 20, 2006 expressed an unqualified opinion thereon.
Buffalo, New York
November 20, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting.
See the report appearing under Item 8, Financial Statements and Supplemental Data on page 89 of this report.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The information required herein with respect to our directors and certain information required herein with respect to our executive officers is incorporated by reference to the 2006 Proxy. Other information required herein is included in Item 1, Business, under “Executive Officers of the Registrant” on pages 36 and 37 of this report.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at (716) 652-2000.
Item 11. Executive Compensation.
The information required herein is incorporated by reference to the 2006 Proxy.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required herein is incorporated by reference to the 2006 Proxy.
Item 13. Certain Relationships and Related Transactions.
The information required herein is incorporated by reference to the 2006 Proxy.
Item 14. Principal Accountant Fees and Services.
The information required herein is incorporated by reference to the 2006 Proxy.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this report:
1.	Index to Financial Statements.

The following financial statements are included:
(i)	Consolidated Statements of Earnings for the years ended September 30, 2006, September 24, 2005 and September 25, 2004.

(ii)	Consolidated Balance Sheets as of September 30, 2006 and September 24, 2005.

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2006, September 24, 2005 and September 25, 2004.

(iv)	Consolidated Statements of Cash Flows for the years ended September 30, 2006, September 24, 2005 and September 25, 2004.

(v)	Notes to Consolidated Financial Statements.

(vi)	Reports of Independent Registered Public Accounting Firm.
2.	Index to Financial Statement Schedules.

The following Financial Statement Schedule as of and for the years ended September 30, 2006, September 24, 2005 and September 25, 2004 is included in this Annual Report on Form 10-K:
II.	Valuation and Qualifying Accounts.
Schedules other than that listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.
3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:
(2)	(i) Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of our report on Form 8-K dated June 15, 1994.
(ii)	Asset Purchase Agreement dated as of September 22, 1996 between Moog Inc., Moog Controls Inc., International Motion Control Inc., Enidine Holdings, L.P. and Enidine Holding Inc., incorporated by reference to exhibit 2.1 of our report on Form 8-K dated October 28, 1996.

(iii)	Stock Purchase Agreement dated October 20, 1998 between Raytheon Aircraft Company and Moog Inc., incorporated by reference to exhibit 2(i) of our report on Form 8-K dated November 30, 1998.

(iv)	Asset Purchase and Sale Agreement by and between Litton Systems, Inc. and Moog Inc. dated as of August 14, 2003, incorporated by reference to exhibit 2.1 of our report on Form 8-K dated September 4, 2003.

(v)	Stock Purchase Agreement by and among Kaydon Corporation, Kaydon Corporation Limited and Kaydon Acquisition IX, Inc. and Moog Inc., Moog Controls Limited and Moog Canada Corporation dated July 26, 2005, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended June 25, 2005.
(3)	(i) Restated Certificate of Incorporation of Moog Inc., incorporated by reference to exhibit (3) of our Annual Report on Form 10-K for the year ended September 30, 1989.
(ii)	Restated By-laws of Moog Inc., incorporated by reference to appendix B of the proxy statement filed under Schedule 14A on December 2, 2003.

(4)
(i) Form of Indenture between Moog Inc. and JPMorgan Chase Bank, N.A., as Trustee, dated January 10, 2005, relating to the 6 1/4 % Senior Subordinated Notes due 2015, incorporated by reference to exhibit 4.1 of our report on Form 8-K dated January 5, 2005.

(ii)	First Supplemental Indenture between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005, incorporated by reference to exhibit 4(ii) of our report on Form 10-K for the year ended September 24, 2005.

(iii)	Registration Rights Agreement between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005, incorporated by reference to exhibit 4(iii) of our report on Form 10-K for the year ended September 24, 2005.
(9)	(i) Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of our report on Form 8-K dated December 9, 1983.
(ii)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of our report on Form 8-K dated November 30, 1988.
(10)
(i) Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of our Annual Report on Form 10-K for the year ended September 28, 2002.

(ii)	Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of our Annual Report on Form 10-K for the year ended September 30, 1989.

(iii)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, incorporated by reference to exhibit 10(vii) of our Annual Report on Form 10-K for the year ended September 25, 1999.

(iv)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978 — amended August 30, 1983, May 19, 1987, August 30, 1988, December 12, 1996, November 11, 1999 and November 29, 2001, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2002.

(v)	1998 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 5, 1998.

(vi)	2003 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 9, 2003.

(vii)	Moog Inc. Stock Employee Compensation Trust Agreement effective December 2, 2003, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2003.

(viii)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated November 30, 2004.

(ix)	Forms of Stock Option Agreements under 1998 Stock Option Plan and 2003 Stock Option Plan, incorporated by reference to exhibit 10.12 of our Annual Report on Form 10-K for the year ended September 25, 2004.

(x)	Description of Management Profit Sharing Program, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended March 26, 2005.

(xi)	Second Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association, Manufacturers and Traders Trust Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated as of October 25, 2006, incorporated by reference to exhibit (10.1) of our report on Form 8-K dated October 25, 2006.

(21)	Our subsidiaries.
(i)	Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland
(ii)	Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary
(iii)	Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
(a)	Moog de Argentina Srl, Incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.
(iv)	Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines

(v)	Moog Controls Hong Kong Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary
(a)	Moog Motion Controls (Shanghai) Co., Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.

(b)	Moog Control System (Shanghai) Co., Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.
(vi)	Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary

(vii)	Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
(a)	Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.

(b)	Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.

(c)	Moog Components Group Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.
(viii)	Moog Europe Holdings y Cia, S.C.S., Incorporated in Spain, wholly-owned subsidiary
(a)	Moog Holding GmbH KG, a partnership organized in Germany, wholly-owned by Moog Europe Holdings y Cia, S.C.S.
(1)	Moog GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holding GmbH KG
(1.a) Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH
(2)	Moog Hydrolux Sarl, Incorporated in Luxembourg, wholly-owned subsidiary of Moog Holding GmbH KG

(3)	Pro Control AG, Incorporated in Switzerland, wholly-owned subsidiary of Moog Holding GmbH KG

(4)	Moog FCS BV, Incorporated in the Netherlands, wholly-owned subsidiary of Moog Holding GmbH KG
(4.a) Moog FCS Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog FCS BV
(b)	Moog Verwaltungs GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.

(c)	Moog Ireland International Financial Services Centre Limited, Incorporated in Ireland, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.

(d)	Focal Technologies Corporation, Incorporated in Canada, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.
(ix)	Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary

(x)	Moog Holland Aircraft Services BV, Incorporated in Holland, wholly-owned subsidiary

(xi)	Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary

(xii)	Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary

(xiii)	Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH

(xiv)	Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
(a)	Moog Motion Controls Private Limited, Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.
(xv)	Curlin Medical Inc., Incorporated in Delaware, wholly-owned subsidiary

(xvi)	Flo-Tork Inc., Incorporated in Delaware, wholly-owned subsidiary

(xvii)	Fundamental Technology Solutions, Inc., Incorporated in Delaware, wholly-owned subsidiary
(23)	Consent of Ernst & Young LLP. (Filed herewith)

(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

\

Valuation and Qualifying Accounts — Fiscal Years 2004, 2005 and 2006

(dollars in thousands)						Schedule II
		Additions			Foreign
	Balance at	charged to			exchange	Balance
	beginning	costs and			impact	at end
Description	of year	expenses	Deductions	Acquisitions	and other	of year

Fiscal year ended September 25, 2004:
Contract loss reserves	$16,147	$14,702	$17,218	$593	$87	$14,311
Allowance for doubtful accounts	2,978	2,004	2,091	—	105	2,996
Reserve for inventory valuation	34,594	10,261	5,798	—	942	39,999
Deferred tax valuation allowance	3,701	610	—	—	208	4,519

Fiscal year ended September 24, 2005:
Contract loss reserves	$14,311	$14,368	$14,536	$20	$(42)	$14,121
Allowance for doubtful accounts	2,996	1,333	1,369	—	(17)	2,943
Reserve for inventory valuation	39,999	10,734	6,269	—	177	44,641
Deferred tax valuation allowance	4,519	1,264	—	—	52	5,835

Fiscal year ended September 30, 2006:
Contract loss reserves	$14,121	$17,971	$17,068	$—	$65	$15,089
Allowance for doubtful accounts	2,943	1,277	1,455	—	104	2,869
Reserve for inventory valuation	44,641	10,986	8,032	—	568	48,163
Deferred tax valuation allowance	5,835	2,880	—	—	375	9,090

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

Date: November 28, 2006

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

By	RICHARD A. AUBRECHT	By	KRAIG H. KAYSER
	Richard A. Aubrecht		Kraig H. Kayser
	Director		Director

By	RAYMOND W. BOUSHIE Raymond W. Boushie	By	BRIAN J. LIPKE Brian J. Lipke
	Director		Director

By	JAMES L. GRAY	By	ROBERT H. MASKREY
	James L. Gray Director		Robert H. Maskrey Director

By	JOE C. GREEN Joe C. Green	By	ALBERT F. MYERS Albert F. Myers
	Director		Director

By	JOHN D. HENDRICK
John D. Hendrick
Director

EXHIBIT INDEX

Exhibit		Description

(2)	(i)	Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of our report on Form 8-K dated June 15, 1994.

	(ii)	Asset Purchase Agreement dated as of September 22, 1996 between Moog Inc., Moog Controls Inc., International Motion Control Inc., Enidine Holdings, L.P. and Enidine Holding Inc., incorporated by reference to exhibit 2.1 of our report on Form 8-K dated October 28, 1996.

	(iii)	Stock Purchase Agreement dated October 20, 1998 between Raytheon Aircraft Company and Moog Inc., incorporated by reference to exhibit 2(i) of our report on Form 8-K dated November 30, 1998.

	(iv)	Asset Purchase and Sale Agreement by and between Litton Systems, Inc. and Moog Inc. dated as of August 14, 2003, incorporated by reference to exhibit 2.1 of our report on Form 8-K dated September 4, 2003.

	(v)	Stock Purchase Agreement by and among Kaydon Corporation, Kaydon Corporation Limited and Kaydon Acquisition IX, Inc. and Moog Inc., Moog Controls Limited and Moog Canada Corporation dated July 26, 2005, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended June 25, 2005.

(3)	(i)	Restated Certificate of Incorporation of Moog Inc., incorporated by reference to exhibit (3) of our Annual Report on Form 10-K for the year ended September 30, 1989.

	(ii)	Restated By-laws of Moog Inc., incorporated by reference to appendix B of the proxy statement filed under Schedule 14A on December 2, 2003.

(4)	(i)	Form of Indenture between Moog Inc. and JPMorgan Chase Bank, N.A., as Trustee, dated January 10, 2005, relating to the 6 1/4% Senior Subordinated Notes due 2015, incorporated by reference to exhibit 4.1 of our report on Form 8-K dated January 5, 2005.

	(ii)	First Supplemental Indenture between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005, incorporated by reference to exhibit 4(ii) of our report on Form 10-K for the year ended September 24, 2005.

	(iii)	Registration Rights Agreement between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005, incorporated by reference to exhibit 4(iii) of our report on Form 10-K for the year ended September 24, 2005.

(9)	(i)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of our report on Form 8-K dated December 9, 1983.

	(ii)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of our report on Form 8-K dated November 30, 1988.

(10)	(i)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of our Annual Report on Form 10-K for the year ended September 28, 2002.

	(ii)	Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of our Annual Report on Form 10-K for the year ended September 30, 1989.

	(iii)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, incorporated by reference to exhibit 10(vii) of our Annual Report on Form 10-K for the year ended September 25, 1999.

	(iv)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978 - amended August 30, 1983, May 19, 1987, August 30, 1988, December 12, 1996, November 11, 1999 and November 29, 2001, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2002.

	(v)	1998 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 5, 1998.

	(vi)	2003 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 9, 2003.

(vii)	Moog Inc. Stock Employee Compensation Trust Agreement effective December 2, 2003, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2003.

(viii)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated November 30, 2004.

(ix)	Forms of Stock Option Agreements under 1998 Stock Option Plan and 2003 Stock Option Plan, incorporated by reference to exhibit 10.12 of our Annual Report on Form 10-K for the year ended September 25, 2004.

(x)	Description of Management Profit Sharing Program, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended March 26, 2005.

(xi)	Second Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association,
Manufacturers and Traders Trust Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated as of October 25, 2006, incorporated by reference to exhibit (10.1) of our report on Form 8-K dated October 25, 2006.

(21)	Our subsidiaries.

(i)	Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland

(ii)	Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary

(iii)	Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary

(a)	Moog de Argentina Srl, Incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.

(iv)	Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines

(v)	Moog Controls Hong Kong Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary

(a)	Moog Motion Controls (Shanghai) Co., Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.

(b)	Moog Control System (Shanghai) Co., Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.

(vi)	Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary

(vii)	Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary

(a)	Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.

(b)	Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.

(c)	Moog Components Group Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.

(viii)	Moog Europe Holdings y Cia, S.C.S., Incorporated in Spain, wholly-owned subsidiary

(a)	Moog Holding GmbH KG, a partnership organized in Germany, wholly-owned by Moog Europe Holdings y Cia, S.C.S.

(1)	Moog GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holding GmbH KG

(1.a	)	Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH

(2)	Moog Hydrolux Sarl, Incorporated in Luxembourg, wholly-owned subsidiary of Moog Holding GmbH KG

(3)	Pro Control AG, Incorporated in Switzerland, wholly-owned subsidiary of Moog Holding GmbH KG

(4)	Moog FCS BV, Incorporated in the Netherlands, wholly-owned subsidiary of Moog Holding GmbH KG

(4.a	)	Moog FCS Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog FCS BV

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

(d) Focal Technologies Corporation, Incorporated in Canada, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.

	(ix)	Moog FSC Ltd., Incorporated in the Virgin Islands, wholly-owned subsidiary

	(x)	Moog Holland Aircraft Services BV, Incorporated in Holland, wholly-owned subsidiary

	(xi)	Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary

	(xii)	Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary

	(xiii)	Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH

	(xiv)	Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary

(a) Moog Motion Controls Private Limited, Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.

	(xv)	Curlin Medical Inc., Incorporated in Delaware, wholly-owned subsidiary

	(xvi)	Flo-Tork Inc., Incorporated in Delaware, wholly-owned subsidiary

	(xvii)	Fundamental Technology Solutions, Inc., Incorporated in Delaware, wholly-owned subsidiary

(23)	Consent of Ernst & Young LLP. (Filed herewith)

(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)