Form 10-Q
period 2006-12-30
MOOG INC
filed 2007-02-08
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number:  1-5129
MOOG INC.
(Exact name of registrant as specified in its charter)

New York State	16-0757636
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification
No.)

East Aurora, New York	14052-0018
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares outstanding of each class of common stock as of February 2, 2007 was:

Class A common stock, $1.00 par value	38,239,631 shares
Class B common stock, $1.00 par value	4,197,677 shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

PART I            FINANCIAL INFORMATION
Item 1. Financial Statements.
MOOG INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	December 30,	September 30,
(dollars in thousands)	2006	2006

CURRENT ASSETS
Cash and cash equivalents	$58,175	$57,821
Receivables	339,314	333,492
Inventories	305,342	282,720
Other current assets	55,773	54,068

TOTAL CURRENT ASSETS	758,604	728,101

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $331,467 and $320,036, respectively	329,538	310,011
GOODWILL	454,933	450,971
INTANGIBLE ASSETS, net	48,133	49,922
OTHER ASSETS	67,104	68,649

TOTAL ASSETS	$1,658,312	$1,607,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$22,824	$17,119
Current installments of long-term debt	1,759	1,982
Accounts payable	100,367	99,677
Customer advances	42,574	32,148
Contract loss reserves	19,273	15,089
Other accrued liabilities	128,533	141,591

TOTAL CURRENT LIABILITIES	315,330	307,606
LONG-TERM DEBT, excluding current installments
Senior debt	169,128	167,350
Senior subordinated notes	200,102	200,107
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	89,881	83,299
DEFERRED INCOME TAXES	84,638	83,587
OTHER LONG-TERM LIABILITIES	2,691	2,849

TOTAL LIABILITIES	861,770	844,798

SHAREHOLDERS’ EQUITY
Common stock	48,605	48,605
Other shareholders’ equity	747,937	714,251

TOTAL SHAREHOLDERS’ EQUITY	796,542	762,856

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,658,312	$1,607,654

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
	December 30,	December 31,
(dollars in thousands, except per share data)	2006	2005

NET SALES	$355,981	$310,171

COST OF SALES	235,299	209,574

GROSS PROFIT	120,682	100,597

Research and development	22,238	13,607
Selling, general and administrative	56,746	53,560
Interest	5,685	5,620
Other	611	327

EARNINGS BEFORE INCOME TAXES	35,402	27,483

INCOME TAXES	11,338	10,686

NET EARNINGS	$24,064	$16,797

NET EARNINGS PER SHARE
Basic	$.57	$.43
Diluted	.56	.43

AVERAGE COMMON SHARES OUTSTANDING
Basic	42,317,680	38,665,125
Diluted	43,016,743	39,339,472

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 30,	December 31,
(dollars in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$24,064	$16,797
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,529	8,813
Amortization	2,461	1,983
Stock compensation expense	1,602	2,012
Other	(15,014)	(12,701)

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,642	16,904

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(3,153)	(23,335)
Purchase of property, plant and equipment	(24,911)	(16,877)
Other	17	95

NET CASH USED BY INVESTING ACTIVITIES	(28,047)	(40,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	5,366	25
Net proceeds from revolving lines of credit	24,000	30,000
Proceeds from long-term debt	354	126
Payments on long-term debt	(26,220)	(4,042)
Excess tax benefits from share-based payment arrangements	142	127
Other	782	471

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,424	26,707

Effect of exchange rate changes on cash	1,335	(701)

INCREASE IN CASH AND CASH EQUIVALENTS	354	2,793
Cash and cash equivalents at beginning of period	57,821	33,750

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,175	$36,543

CASH PAID FOR:
Interest	$2,203	$2,174
Income taxes	6,765	5,323

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Notes to Consolidated Condensed Financial Statements
Three Months Ended December 30, 2006
(Unaudited)
(dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for fair presentation of results for the interim period have been included. The results of operations for the three months ended December 30, 2006 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 30, 2006. All references to years in these financial statements are to fiscal years.
Our fiscal year ends on the Saturday in September or October that is closest to September 30. Our financial statements will include 52 weeks in 2007 and included 53 weeks in 2006. Our financial statements include 13 weeks for the three months ended December 30, 2006 and 14 weeks for the three months ended December 31, 2005. While this may have an impact on the comparability of the reported financial results, the impact cannot be determined.
Note 2 — Acquisitions
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
In the first quarter of 2007, we acquired a ball screw manufacturer for $2,547 in cash and $2,935 in assumed debt. We also paid a $63 purchase price adjustment related to the 2005 acquisition of FCS Control Systems, increasing goodwill by $63.
On August 24, 2006, we acquired McKinley Medical by issuing 445,725 shares of Moog Class A common stock valued at $14,993 and $550 in cash, of which $543 was paid in the first quarter of 2007. McKinley Medical designs, assembles and distributes disposable pumps and accessories used principally to administer therapeutic drugs for chemotherapy and antibiotic applications, and post-operative medication for pain management. This acquisition further expands our participation in medical markets.
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
Our purchase price allocations for the ball screw manufacturer, McKinley Medical and Curlin Medical are based on preliminary estimates of fair values of assets acquired and liabilities assumed. The estimates for McKinley Medical and Curlin Medical are substantially complete with the exception of certain amounts such as receivables.
Note 3 — Stock-Based Compensation
We have stock option plans that authorize the issuance of options for shares of Class A common stock to directors, officers and key employees. Stock option grants are designed to reward long-term contributions to Moog and provide incentives for recipients to remain with Moog. The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A common stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A common stock. Under the terms of the plans, options may be either incentive or non-qualified. Options issued as of December 30, 2006 consisted of both incentive stock options and non-qualified stock options. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. Options become exercisable over periods not exceeding ten years.
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

Note 4 — Inventories

	December 30,	September 30,
	2006	2006

Raw materials and purchased parts	108,820	101,974
Work in progress	158,399	134,492
Finished goods	38,123	46,254

Total	305,342	282,720

Note 5 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended December 30, 2006 are as follows:

	Balance as of	Current	Adjustment	Foreign	Balance as of
	September 30,	Year	To Prior Year	Currency	December 30,
	2006	Acquisitions	Acquisitions	Translation	2006

Aircraft Controls	$103,826	$—	$—	$42	$103,868
Space and Defense Controls	49,806	—	—	—	49,806
Industrial Controls	91,116	2,038	63	2,342	95,559
Components	142,740	—	—	(953)	141,787
Medical Devices	63,483	—	430	—	63,913

Total	$450,971	$2,038	$493	$1,431	$454,933

All acquired intangible assets other than goodwill are being amortized. The weighted-average amortization period is eight years for customer-related, technology-related and marketing-related intangible assets and ten years for artistic-related intangible assets. In total, these intangible assets have a weighted-average life of eight years. Customer-related intangible assets primarily consist of customer relationships. Technology-related intangible assets primarily consist of technology, patents, intellectual property and engineering drawings. Marketing-related intangible assets primarily consist of non-compete agreements, trademarks and tradenames.
Amortization of acquired intangible assets was $2,118 and $1,427 for the three months ended December 30, 2006 and December 31, 2005, respectively. Based on acquired intangible assets recorded at December 30, 2006, amortization is expected to be $8,017 in 2007, $7,193 in 2008, $6,793 in 2009, $6,730 in 2010 and $6,505 in 2011. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	December 30, 2006		September 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer-related	$32,376	$(9,607)	$32,084	$(8,468)
Technology-related	24,006	(3,699)	23,829	(2,867)
Marketing-related	9,668	(6,154)	9,629	(5,906)
Artistic-related	25	(13)	25	(12)

Acquired intangible assets	$66,075	$(19,473)	$65,567	$(17,253)

Note 6 — Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 30,	December 31,
	2006	2005

Warranty accrual at beginning of period	$5,968	$4,733
Warranties issued during current period	1,578	1,217
Reductions for settling warranties	(1,617)	(1,284)
Foreign currency translation	117	(41)

Warranty accrual at end of year	$6,046	$4,625

Note 7 — Credit Facility
On October 25, 2006, we amended our U.S. credit facility. Previously our credit facility consisted of a $75,000 term loan and a $315,000 million revolver. Our new revolving credit facility, which matures on October 25, 2011, increased our borrowing capacity to $600,000. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants, which, among others, specify minimum consolidated net worth and interest coverage and maximum leverage and capital expenditures. Interest on outstanding credit facility borrowings is based on LIBOR, plus the applicable margin, which is currently 100 basis points.
Note 8 — Derivative Financial Instruments
We use derivative financial instruments to manage the risk associated with changes in interest rates that affect the amount of future interest payments. At September 30, 2006, we had outstanding interest rate swaps with a $35,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. The $35,000 notional amount matured in the first quarter of 2007. Activity in Accumulated Other Comprehensive Income (AOCI) related to derivatives held by us during the first three months of 2007 is summarized below:

	Pre-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated gain at September 30, 2006	$139	$(53)	$86
Net increase in fair value of derivatives	2	(1)	1
Net reclassification form AOCI into earnings	(141)	54	(87)

Accumulated gain at December 30, 2006	$—	$—	$—

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2007 or 2006. At September 30, 2006, the fair value of interest rate swaps was $273, which is included in other current assets.
We have foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize the foreign currency exposure, we have foreign currency forwards with a notional amount of $22,219. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At December 30, 2006, the fair value of the foreign currency forwards was a $544 net asset, most of which was included in other current assets. At September 30, 2006, the fair value of the foreign currency forwards was a $521 liability, most of which was included in other accrued liabilities.

Note 9 — Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended
	December 30,	December 31,
	2006	2005

Service cost	$3,750	$3,950
Interest cost	5,205	4,688
Expected return on plan assets	(6,710)	(5,325)
Amortization of prior service cost	279	273
Amortization of actuarial loss	1,133	2,142

Pension expense for defined benefit plans	3,657	5,728
Pension expense for defined contribution plans	290	259

Total pension expense for U.S. plans	$3,947	$5,987

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended
	December 30,	December 31,
	2006	2005

Service cost	$915	$874
Interest cost	1,206	987
Expected return on plan assets	(706)	(556)
Amortization of prior service credit	(9)	(10)
Amortization of actuarial loss	204	274

Pension expense for defined benefit plans	1,610	1,569
Pension expense for defined contribution plans	355	218

Total pension expense for non-U.S. plans	$1,965	$1,787

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended
	December 30,	December 31,
	2006	2005

Service cost	$100	$88
Interest cost	301	240
Amortization of transition obligation	98	98
Amortization of prior service cost	72	72
Amortization of actuarial loss	131	95

Net periodic post-retirement benefit cost	$702	$593

During the three months ended December 30, 2006, we made contributions to our defined benefit pension plans of $3,068 to the U.S. plans and $937 to the non-U.S. plans. We presently anticipate contributing an additional $12,000 to the U.S. plans and $4,000 to the non-U.S. plans in 2007 for a total of approximately $20,000.

Note 10 — Shareholders’ Equity
The changes in shareholders’ equity for the three months ended December 30, 2006 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning of period	$48,605	40,670,529	7,934,184
Conversion of Class B to Class A	—	23,500	(23,500)

End of period	48,605	40,694,029	7,910,684

ADDITIONAL PAID-IN CAPITAL
Beginning of period	292,565
Stock compensation expense	1,602
Issuance of Treasury shares at more than cost	328
Adjustment to market — SECT and other	1,439

End of period	295,934

RETAINED EARNINGS
Beginning of period	469,127
Net earnings	24,064

End of period	493,191

TREASURY STOCK
Beginning of period	(40,354)	(2,584,243)	(3,305,971)
Treasury stock issued	308	57,835	—
Treasury stock purchased	(338)	(8,695)	—

End of period	(40,384)	(2,535,103)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(14,652)		(418,628)
Sale of stock to SSOP Plan	781		20,200
Purchases of stock	(276)		(7,608)
Adjustment to market — SECT	(1,299)		—

End of period	(15,446)		(406,036)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	7,565
Foreign currency translation adjustment	7,163
Decrease in accumulated gain on derivatives	(86)

End of period	14,642

TOTAL SHAREHOLDERS’ EQUITY	$796,542	38,158,926	4,198,677

Note 11 — Stock Employee Compensation Trust
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
Note 12 — Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	December 30,	December 31,
	2006	2005

Weighted-average shares outstanding — Basic	42,317,680	38,665,125
Dilutive effect of stock options	699,063	674,347

Weighted-average shares outstanding — Diluted	43,016,743	39,339,472

On February 21, 2006, we completed the offering and sale of 2,875,000 shares of Class A common Stock at a price of $31 per share. We used proceeds of $84,497 to pay down outstanding credit facility borrowings.
Note 13 — Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	December 30,	December 31,
	2006	2005

Net earnings	$24,064	$16,797
Other comprehensive income (loss):
Foreign currency translation adjustment	7,163	(3,671)
Decrease in accumulated gain on derivatives, net of tax	(86)	(199)

Comprehensive income	$31,141	$12,927

The components of accumulated other comprehensive income are as follows:

	December 30,	September 30,
	2006	2006

Cumulative foreign currency translation adjustment	$25,765	$18,602
Minimum pension liability adjustment	(11,123)	(11,123)
Accumulated gain on derivatives	—	86

Accumulated other comprehensive income	$14,642	$7,565

Note 14 — Segment Information
Below are sales and operating profit by segment for the three months ended December 30, 2006 and December 31, 2005 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding stock compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.

	Three Months Ended
	December 30,	December 31,
	2006	2005

Net sales:
Aircraft Controls	$130,788	$127,105
Space and Defense Controls	43,665	37,102
Industrial Controls	102,230	90,142
Components	68,319	55,822
Medical Devices	10,979	—

Net sales	$355,981	$310,171

Operating profit and margins:
Aircraft Controls	$13,319	$15,940
	10.2%	12.5%
Space and Defense Controls	5,376	1,768
	12.3%	4.8%
Industrial Controls	13,499	11,550
	13.2%	12.8%
Components	13,115	10,147
	19.2%	18.2%
Medical Devices	2,145	—
	19.5%	—

Total operating profit	47,454	39,405
	13.3%	12.7%
Deductions from operating profit:
Interest expense	5,685	5,620
Stock compensation expense	1,602	2,012
Corporate expenses and other	4,765	4,290

Earnings before income taxes	$35,402	$27,483

Note 15 — Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No.109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No.157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No.157 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No.87, 88, 106 and 132(R).” This statement requires entities to recognize an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet, with changes in funded status being recognized in comprehensive income in the year in which the changes occur. This requirement is effective for fiscal years ending after December 15, 2006. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of adopting SFAS No.158 on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended September 30, 2006. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.
OVERVIEW
We are a leading worldwide designer and manufacturer of high performance, precision motion and fluid controls and control systems for a broad range of applications in aerospace, defense, industrial and medical device markets. Our products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles and controls for positioning gun barrels and automatic ammunition loading for military combat vehicles. Our products are also used in a wide variety of industrial applications, including injection molding machines for the plastics market, test equipment, metal forming, power generating turbines, simulators used to train pilots and certain medical applications. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Controls, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina and Pennsylvania, and in Germany, Italy, England, Japan, the Philippines, Ireland and India.
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
In the first quarter of 2007, we acquired a ball screw manufacturer for $2.5 million in cash and $2.9 million in assumed debt.
On August 24, 2006, we acquired McKinley Medical by issuing 445,725 shares of Moog Class A common stock valued at $15 million and $.6 million in cash, of which $.5 million was paid in the first quarter of 2007. McKinley Medical designs, assembles and distributes disposable pumps and accessories used principally to administer therapeutic drugs for chemotherapy and antibiotic applications, and post-operative medication for pain management. This acquisition further expands our participation in medical markets.
On April 7, 2006, we acquired Curlin Medical and affiliated companies. The adjusted purchase price was $77 million, which was financed with credit facility borrowings and a $12 million 53-week unsecured note. Curlin Medical is a manufacturer of infusion pumps that provide controlled delivery of therapeutic drugs to patients. This acquisition formed our newest segment, Medical Devices, and expands our participation in medical markets.
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
Our purchase price allocations for the ball screw manufacturer, McKinley Medical and Curlin Medical are based on preliminary estimates of fair values of assets acquired and liabilities assumed. The estimates for McKinley Medical and Curlin Medical are substantially complete with the exception of certain amounts such as receivables.
Issuance of Class A Common Stock
On February 21, 2006, we completed the offering and sale of 2,875,000 shares of Class A common stock at a price of $31 per share. We used the net proceeds of $84 million to pay down outstanding credit facility borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No.157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires entities to recognize an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet, with changes in funded status being recognized in comprehensive income in the year in which the changes occur. This requirement is effective for fiscal years ending after December 15, 2006. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of adopting SFAS No. 158 on our consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
	December 30,	December 31,
(dollars in millions)	2006	2005

Net sales	$356.0	$310.2
Gross margin	33.9%	32.4%
Research and development expenses	$22.2	$13.6
Selling, general and administrative expenses as a percentage of sales	15.9%	17.3%
Interest expense	$5.7	$5.6
Effective tax rate	32.0%	38.9%
Net earnings	$24.1	$16.8

Our fiscal year ends on the Saturday in September or October that is closest to September 30. Our financial statements will include 52 weeks in 2007 and included 53 weeks in 2006. Our financial statements include 13 weeks for the three months ended December 30, 2006 and 14 weeks for the three months ended December 31, 2005. While this may have an impact on the comparability of the reported financial results, the impact cannot be determined.
Net sales increased 15% in the first quarter of 2007 over the first quarter of 2006. Sales increased in each of our segments.
Our gross margin improved in the first quarter of 2007 compared to the same period last year due to favorable product mix in three of our segments, Space and Defense Controls, Industrial Controls and Components. Our Medical Devices segment, newly formed in the third quarter of 2006, also reported strong gross margins. Our gross margin can also be influenced by additions to contract loss reserves and, in this quarter, additions to contract loss reserves partially offset the impacts of higher volume and favorable product mix. Our additions to contract loss reserves, mostly associated with aircraft development contracts, were $7 million in the first quarter of 2007 compared to $5 million in the first quarter of 2006.
Research and development expenses significantly increased in the first quarter of 2007 over the first quarter last year. The higher level of research and development expenses largely relates to development activities on Boeing’s next generation commercial aircraft, the 787 Dreamliner. Those activities increased steadily during 2005 and 2006, and our first quarter expense was about the same as last year’s fourth quarter. During 2007, we expect our development efforts on the 787 to decrease as hardware moves into qualification testing.
Selling, general and administrative expenses as a percentage of sales were lower in the first quarter of 2007 compared to the first quarter last year. During the first quarter of 2006, we terminated an agreement with a long-standing sales representative and recognized a $2 million charge associated with the settlement. In addition, our stock option expense was higher in the first quarter of 2006 due to incremental expense for retirements.
Our effective tax rate was lower in the first quarter of 2007 compared to the first quarter of 2006. Our effective tax rate was negatively impacted in the first quarter of 2006 by a $2 million write-off of a tax asset at our U.K. subsidiary resulting from an adverse European tax court ruling for an unrelated taxpayer.
Net earnings increased 43% and diluted earnings per share increased 30% in the first quarter of 2007 compared to the first quarter of 2006. Average common shares outstanding increased primarily as a result of the sale of 2,875,000 shares of Class A common stock on February 21, 2006.
2007 Outlook — We expect sales in 2007 to increase by a range of 9% to 11% to between $1.43 billion and $1.45 billion. Sales are estimated to increase by an amount between $20 million and $40 million in Industrial Controls, $29 million in Components, $27 million in Medical Devices, $27 million in Space and Defense Controls and $20 million in Aircraft Controls. We expect margins to be 13.0% in 2007 compared to 12.4% in 2006. We expect our operating margins to increase in each of our segments other than Aircraft Controls. We expect net earnings to increase to between $98 million and $101 million. We expect diluted earnings per share to increase by a range of 15% to 19% to between $2.26 and $2.34.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding stock compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note 14 of the Notes to Consolidated Condensed Financial Statements included in this report.
Aircraft Controls

	Three Months Ended
	December 30,	December 31,
(dollars in millions)	2006	2005

Net sales — military aircraft	$79.6	$79.8
Net sales — commercial aircraft	51.2	47.3

	$130.8	$127.1
Operating profit	$13.3	$15.9
Operating margin	10.2%	12.5%
Backlog	$288.7	$258.4

Net sales in Aircraft Controls increased 3% in the first quarter of 2007 and the sales growth was all in commercial aircraft. OEM sales to Boeing increased $2 million and commercial aftermarket sales increased $1 million. Aircraft Controls is in a period of significant new product and program development.
Our operating margin decreased in the first quarter of 2007, reflecting significant research and development efforts on the 787 over the past two years. Research and development expenses associated with our efforts on the 787 doubled to $10 million in the first quarter of 2007. Also in our first quarter, additions to our loss reserves for certain aircraft development contracts were $6 million for unanticipated cost issues associated with challenging development initiatives on significant, complex programs. Cost increases on the Airbus A400M program and on our business jet activities were most notable in the first quarter. Similarly, in last year’s first quarter, we also had additions to our loss reserves on certain aircraft development contracts of $5 million.
Twelve-month backlog for Aircraft Controls increased to December 30, 2006 from December 31, 2005 largely related to strong commercial orders.
2007 Outlook for Aircraft Controls — We expect sales in Aircraft Controls to increase 4% to $548 million in 2007, with an increase in commercial aircraft being partially offset by a modest decrease in military aircraft. The expected increase in commercial aircraft sales relates to Boeing OEM, including the beginning of production on the 787, and business jets on which production quantities are ramping up. Within military aircraft, we expect sales to decrease on the F-35 Joint Strike Fighter as our development efforts wind down and we prepare to transition into production. We expect our operating margin to be 11.9% in 2007, a decline from 12.6% in 2006, resulting from the changing balance of the business as the commercial portion increases and the continuing need for a relatively high level of research and development.

Space and Defense Controls

	Three Months Ended
	December 30,	December 31,
(dollars in millions)	2006	2005

Net sales	$43.7	$37.1
Operating profit	$5.4	$1.8
Operating margin	12.3%	4.8%
Backlog	$127.7	$99.3

Net sales in Space and Defense Controls increased 18% in the first quarter of 2007. The most significant sales increase was $6 million in new defense controls programs. The Marine’s Light-Armored Vehicle (LAV-25) program, which started in the second quarter of 2006, generated $5 million of sales in the first quarter of 2007 and Future Combat Systems, which started in the third quarter of 2006, generated $1 million of sales this quarter. In addition, sales increased $1 million on our near-complete refurbishment efforts for orbiter actuators on the Space Shuttle and $1 million on Naval systems, a product line acquired with the Flo-Tork acquisition in the first quarter of 2006.
Our operating margin for Space and Defense Controls was strong in the first quarter of 2007, due largely to a very favorable product mix and strong sales volume. The first quarter of 2007 also favorably compares to the first quarter of 2006 due to the $2 million charge associated with the termination of a sales representative agreement in the first quarter of 2006.
Twelve-month backlog for Space and Defense Controls increased to December 30, 2006 from December 31, 2005 due to increased orders on the LAV-25 and Future Combat Systems defense controls programs and on various satellites programs.
2007 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase 18% to $175 million in 2007. Sales of defense controls, including hardware for Future Combat Systems and for LAV-25, are expected to increase significantly. We expect sales of controls for tactical missiles to decrease and partially offset the increase in sales of defense controls. Sales of controls for tactical missiles will decrease related to declining activity on a number of programs including VT-1 and Maverick. We expect our operating margin in 2007 to be 9.5%, down from the strong first quarter due to anticipated changes to the product mix. This would be an improvement over the 9.0% we achieved in 2006.
Industrial Controls

	Three Months Ended
	December 30,	December 31,
(dollars in millions)	2006	2005

Net sales	$102.2	$90.1
Operating profit	$13.5	$11.6
Operating margin	13.2%	12.8%
Backlog	$122.6	$114.6

Net sales in Industrial Controls increased 13% in the first quarter of 2007. While some of our larger markets, such as plastics making machinery and motion simulation, contributed to the increase in sales, the largest increases were in heavy industry and presses and metal forming. The heavy industry market, for which we manufacture controls for steel mills, continues to be strong due to high demand in China. Stronger foreign currencies, in particular the euro, compared to the U.S. dollar also had a positive impact on sales, representing 39% of the sales increase.
Our operating margin for Industrial Controls improved in the first quarter of 2007 over the first quarter of 2006 due to a more favorable product mix. In addition, as we move more towards supplying systems instead of components over time, we expect the overall trend of margins to remain strong.
The higher level of twelve-month backlog for Industrial Controls at December 30, 2006 compared to December 31, 2005 primarily related to increased orders for motion simulation programs.
2007 Outlook for Industrial Controls — We expect sales in Industrial Controls to increase between 5% and 11% to an amount in the range of $401 million to $421 million in 2007. The expected sales growth is most significant for the test and plastics markets. We expect our operating margin to be 12.8% in 2007, an improvement over our 2006 margin of 11.8%, due to stronger sales and improved operating efficiencies.

Components

	Three Months Ended
	December 30,	December 31,
(dollars in millions)	2006	2005

Net sales	$68.3	$55.8
Operating profit	$13.1	$10.1
Operating margin	19.2%	18.2%
Backlog	$113.7	$98.4

Net sales in Components increased 22% in the first quarter of 2007, resulting from increases of $7 million in controls for aircraft and $5 million in defense controls. Two of our largest current aircraft programs, the Euro Fighter on which we supply fiber optic transmitters and the Black Hawk on which we supply slip rings used in deicing, contributed to the increase in sales of controls for aircraft, in addition to contributions from various smaller programs. Sales of defense controls, including foreign military sales of fiber optic modems for battlefield communication and various components supplied on the commander’s independent viewer for the Bradley fighting vehicle, also increased.
Our operating margin was even stronger in the first quarter of 2007 relative to the strong results we experienced in the first quarter of 2006. The improvement reflects our rapid growth in sales of controls for aircraft, especially aftermarket sales, and defense controls.
The higher level of twelve-month backlog at December 30, 2006 compared to December 31, 2005 primarily relates to increased military aircraft orders.
2007 Outlook for Components — We expect sales in Components to increase 12% to $266 million in 2007. As we experienced in the first quarter of 2007, we expect the largest sales increases in 2007 to be in defense controls and controls for aircraft. We expect our operating margin to be 16.7% in 2007, reflecting our strong first quarter performance with some moderation during the remaining quarters of 2007, compared to 15.5% in 2006.
Medical Devices

Three Months Ended
December 30,
(dollars in millions)	2006

Net sales	$11.0
Operating profit	2.1
Operating margin	$19.5%
Backlog	$2.6

The Medical Devices segment was established in the third quarter of 2006 as a result of the acquisition of Curlin Medical. The McKinley Medical acquisition in the fourth quarter of 2006 added to this segment.
Our operating margin for Medical Devices was 19.5% in the first quarter of 2007. These results include a $1 million charge related to a purchase accounting step-up in inventory and the amortization of intangible assets.
2007 Outlook for Medical Devices — We expect sales in Medical Devices to be $40 million in 2007, our first full year of sales in this segment. We expect our operating margin will be 20.0% after including $3 million of purchase accounting adjustments.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
	December 30,	December 31,
(dollars in millions)	2006	2005

Net cash provided (used) by:
Operating activities	$22.6	$16.9
Investing activities	(28.0)	(40.1)
Financing activities	4.4	26.7

Cash flow from operations and available borrowing capacity provide us with resources needed to run our operations, continually reinvest in our business and take advantage of acquisition opportunities as they may arise.
Operating activities
Net cash provided by operating activities increased in the first three months of 2007 compared to the first three months in 2006. The higher level of net cash provided by operating activities relates to a higher level of customer advances, mainly on certain foreign military programs and a medical components customer, in addition to higher net earnings. Depreciation and amortization was $12 million in the first three months of 2007 compared to $11 million in the first three months of 2006. Provisions for losses were $10 million in first three months of 2007 compared to $8 million in the first three months of 2006.
Investing activities
Net cash used by investing activities in the first quarter of 2007 consisted of $3 million of the purchase price for the ball screw manufacturer and $25 million of capital expenditures. The high level of capital expenditures in the first quarter of 2007 resulted from the procurement of capital equipment for the Boeing 787 production program and, to lesser extent, facility expansions in the U.S. and China. Net cash used by investing activities in the first quarter on 2006 consisted of the $24 million purchase price for the Flo-Tork acquisition, offset partially by a working capital adjustment related to our July 2005 acquisition of the Power and Data Technologies Group of the Kaydon Corporation, and $17 million of capital expenditures.
Financing activities
Net cash provided by financing activities in the first quarter of 2006 primarily related to borrowings on our revolving credit facility used to fund the Flo-Tork acquisition.
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2006 Form 10-K.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.
On October 25, 2006, we amended our existing U.S. credit facility. Previously our credit facility consisted of a $75 million term loan and a $315 million revolver. Our new revolving credit facility, which matures on October 25, 2011, increased our borrowing capacity to $600 million. This is our largest credit facility and had an outstanding balance of $160 million at December 30, 2006. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 100 basis points at December 30, 2006. The credit facility is secured by substantially all of our U.S. assets.
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
At December 30, 2006, we had $456 million of unused borrowing capacity, including $429 million from the U.S. credit facility after considering standby letters of credit.
Total debt to capitalization was 33% at December 30, 2006 and 41% at December 31, 2005. The decrease in total debt to capitalization is due to strong earnings, the issuance of Class A common stock in 2006 and the improved pension funding status of our U.S. plan.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet our operating needs.

ECONOMIC CONDITIONS AND MARKET TRENDS
Military Aerospace and Defense
Approximately 40% of our 2006 sales related to global military defense or government-funded programs. Most of these sales were within Aircraft Controls and Space and Defense Controls.
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
Industrial and Medical
Approximately 40% of our 2006 sales were generated in industrial and medical markets. The industrial and medical markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. However, due to the high degree of sophistication of our products and the niche markets we serve, we believe we may be less susceptible to overall macro-economic industrial trends. Opportunities for growth include demand in China, particularly in power generation and steel manufacturing markets, advancements in medical technology, automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities, increasing demand for aircraft training simulators, and the need for precision controls on plastics injection molding machines to provide improved manufacturing efficiencies.
Commercial Aircraft
Approximately 15% of our 2006 sales were on commercial aircraft programs. The commercial OEM aircraft market has historically exhibited cyclical swings and sensitivity to economic conditions. The aftermarket, which is driven by usage of the existing aircraft fleet, has proven to be more stable. Higher aircraft utilization rates result in the need for increased maintenance and spare parts and enhance aftermarket sales. Boeing and Airbus are both increasing production levels for new planes related to air traffic growth and further production increases are projected. We have contract coverage through 2012 with Boeing for the existing 7-series aircraft and are also developing flight control actuation systems for the 787, its next generation commercial aircraft. In the business jet market, our flight controls on a couple of newer jets are in early production.
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls. About one-third of our 2006 sales were denominated in foreign currencies including the euro and British pound. During the first three months of 2007, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars contributed $7 million to the sales increase over the same period one year ago. During 2006, the U.S. dollar strengthened against these currencies and the translation of the results of our foreign subsidiaries into U.S. dollars reduced sales by $9 million compared to 2005.

CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies in the current year from those disclosed in our 2006 Form 10-K.
Cautionary Statement
Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products, industrial capital goods and medical devices, (ii) our dependence on government contracts that may not be fully funded or may be terminated, (iii) our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales, (iv) the possibility that the demand for our products may be reduced if we are unable to adapt to technological change, (v) intense competition which may require us to lower prices or offer more favorable terms of sale, (vi) our significant indebtedness which could limit our operational and financial flexibility, (vii) the possibility that new product and research and development efforts may not be successful which could reduce our sales and profits, (viii) increased cash funding requirements for pension plans, which could occur in future years if future plan results differ from assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates, (ix) a write-off of all or part of our goodwill, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting, (xi) the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in contract accounting, (xii) the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business, (xiii) our ability to successfully identify and consummate acquisitions, and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with the acquired businesses for which we are not indemnified, (xiv) our dependence on our management team and key personnel, (xv) the possibility of a catastrophic loss of one or more of our manufacturing facilities, (xvi) the possibility that future terror attacks, war or other civil disturbances could negatively impact our business, (xvii) that our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes, (xviii) the possibility that government regulation could limit our ability to sell our products outside the United States, (xix) the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation, (xx) the possibility that litigation may result unfavorably to us, (xxi) foreign currency fluctuations in those countries in which we do business and other risks associated with international operations and (xxii) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. We disclaim any obligation to update the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
Item 4. Controls and Procedures.
(a)	Disclosure Controls and Procedures. Moog carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes our purchases of our common stock for the quarter ended December 30, 2006.

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased	Dollar Value)
			As Part of	of Shares that
	(a) Total		Publicly	May Yet Be
	Number of	(b) Average	Announced	Purchased
	Shares	Priced Paid	Plans or	Under the Plans
Period	Purchased (1)(2)	Per Share	Programs (2)	or Programs (2)

October 1 - October 31, 2006	—	$—	N/A	N/A
November 1 - 30, 2006	16,303	$37.66	N/A	N/A
December 1 - 30, 2006	—	$—	N/A	N/A

Total	16,303	$37.66	N/A	N/A

(1)	The purchases during November represent the purchase of 7,608 shares of Class B common stock from the Moog family at $36.24 per share.

(2)	In connection with the exercise and vesting of stock options, we accept, from time to time, delivery of shares to pay the exercise price of employee stock options. We do not otherwise have any plan or program to purchase our common stock. During November, we accepted the delivery of 8,695 shares at $38.91 per share in connection with the exercise of stock options.
Item 6. Exhibits
(a) Exhibits
3.1	Restated Certificate of Incorporation, as amended.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

Registrant)

Date: February 8, 2007	By	/s/Robert T. Brady

Robert T. Brady
Chairman
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2007	By	/s/Robert R. Banta

Robert R. Banta
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: February 8, 2007	By	/s/Donald R. Fishback

Donald R. Fishback
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation, as amended.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.