Form 10-Q
period 2007-03-31
MOOG INC
filed 2007-05-08
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of May 4, 2007 was:
Class A common stock, $1.00 par value 38,292,981 shares
Class B common stock, $1.00 par value 4,181,650 shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
MOOG INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	March 31,	September 30,
(dollars in thousands)	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,453	$57,821
Receivables	372,567	333,492
Inventories	328,022	282,720
Other current assets	63,341	54,068

TOTAL CURRENT ASSETS	810,383	728,101

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $338,497 and $320,036, respectively	354,933	310,011
GOODWILL	503,120	450,971
INTANGIBLE ASSETS, net	72,582	49,922
OTHER ASSETS	66,859	68,649

TOTAL ASSETS	$1,807,877	$1,607,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$15,741	$17,119
Current installments of long-term debt	2,109	1,982
Accounts payable	111,744	99,677
Customer advances	35,308	32,148
Contract loss reserves	16,514	15,089
Other accrued liabilities	140,100	141,591

TOTAL CURRENT LIABILITIES	321,516	307,606
LONG-TERM DEBT, excluding current installments
Senior debt	269,951	167,350
Senior subordinated notes	200,098	200,107
DEFERRED INCOME TAXES	96,404	83,587
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	90,929	83,299
OTHER LONG-TERM LIABILITIES	2,997	2,849

TOTAL LIABILITIES	981,895	844,798

SHAREHOLDERS’ EQUITY
Common stock	48,605	48,605
Other shareholders’ equity	777,377	714,251

TOTAL SHAREHOLDERS’ EQUITY	825,982	762,856

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,807,877	$1,607,654

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(dollars in thousands, except per share data)	2007	2006	2007	2006

NET SALES	$384,914	$322,109	$740,895	$632,280
COST OF SALES	256,425	218,211	491,724	427,785

GROSS PROFIT	128,489	103,898	249,171	204,495

Research and development	25,655	15,980	47,893	29,587
Selling, general and administrative	60,749	51,382	117,495	104,942
Interest	6,382	4,877	12,067	10,497
Other	(535)	311	76	638

EARNINGS BEFORE INCOME TAXES	36,238	31,348	71,640	58,831

INCOME TAXES	11,751	9,886	23,089	20,572

NET EARNINGS	$24,487	$21,462	$48,551	$38,259

NET EARNINGS PER SHARE
Basic	$.58	$.54	$1.15	$.97
Diluted	.57	.53	1.13	.96

AVERAGE COMMON SHARES OUTSTANDING
Basic	42,421,490	40,014,206	42,369,585	39,314,682
Diluted	43,102,869	40,723,532	43,059,806	40,005,871

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,	April 1,
(dollars in thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$48,551	$38,259
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,374	17,595
Amortization	4,930	4,422
Stock compensation expense	2,200	2,487
Other	(49,385)	(36,590)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,670	26,173

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(85,453)	(24,190)
Purchase of property, plant and equipment	(52,853)	(37,154)
Other	1,117	4,133

NET CASH USED BY INVESTING ACTIVITIES	(137,189)	(57,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	(1,610)	18
Net proceeds from (repayments of) revolving lines of credit	124,000	(40,400)
Proceeds from long-term debt	498	455
Payments on long-term debt	(27,100)	(8,063)
Proceeds from issuance of class A common stock, net of issuance costs	—	84,588
Excess tax benefits from share-based payment arrangements	901	1,246
Other	1,771	1,612

NET CASH PROVIDED BY FINANCING ACTIVITIES	98,460	39,456

Effect of exchange rate changes on cash	1,691	67

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,368)	8,485
Cash and cash equivalents at beginning of period	57,821	33,750

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$46,453	$42,235

CASH PAID FOR:
Interest	$11,556	$10,425
Income taxes	19,425	9,823

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Notes to Consolidated Condensed Financial Statements
Six Months Ended March 31, 2007
(Unaudited)
(dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for fair presentation of results for the interim period have been included. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 30, 2006. All references to years in these financial statements are to fiscal years.
Our fiscal year ends on the Saturday in September or October that is closest to September 30. Our financial statements will include 52 weeks in 2007 and included 53 weeks in 2006. Our financial statements include 13 weeks for the three months ended March 31, 2007 and April 1, 2006, and 26 weeks for the six months ended March 31, 2007 compared to 27 weeks for the six months ended April 1, 2006. While this may have an impact on the comparability of the reported financial results, the impact cannot be determined.
Note 2 — Acquisitions
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On March 16, 2007, we acquired ZEVEX International, Inc. The purchase price, net of cash acquired, was $82,282, which was financed with credit facility borrowings, and $1,796 in assumed debt. ZEVEX manufactures and distributes a line of ambulatory pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for hospital, nursing home, neonatal and patient home use. ZEVEX also designs, develops and manufactures surgical tools and sensors and provides engineered solutions for the medical marketplace. This acquisition further expands our participation in medical markets.
In the first quarter of 2007, we acquired a ball screw manufacturer. The adjusted purchase price was $2,565 paid in cash and $2,935 in assumed debt. We also paid a $63 purchase price adjustment related to the 2005 acquisition of FCS Control Systems, increasing goodwill by $63.
On August 24, 2006, we acquired McKinley Medical by issuing 445,725 shares of Moog Class A common stock valued at $14,993 and $550 in cash, of which $543 was paid in the first quarter of 2007. McKinley Medical designs, assembles and distributes disposable pumps and accessories used principally to administer therapeutic drugs for chemotherapy and antibiotic applications, and post-operative medication for pain management. This acquisition expands our participation in medical markets.
On April 7, 2006, we acquired Curlin Medical and affiliated companies. The adjusted purchase price was $77,056, which was financed with credit facility borrowings of $65,056 and a $12,000 53-week unsecured note held by the sellers, which was paid on April 9, 2007. Curlin Medical is a manufacturer of infusion pumps that provide controlled delivery of therapeutic drugs to patients. This acquisition formed our newest segment, Medical Devices, and expands our participation in medical markets.
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
Our purchase price allocations for the ball screw manufacturer, McKinley Medical and ZEVEX International, Inc. are based on preliminary estimates of fair values of assets acquired and liabilities assumed. The estimates for McKinley Medical are substantially complete with the exception of other current assets.
Note 3 — Stock-Based Compensation
We have stock option plans that authorize the issuance of options for shares of Class A common stock to directors, officers and key employees. Stock option grants are designed to reward long-term contributions to Moog and provide incentives for recipients to remain with Moog. The 2003 Stock Option Plan authorizes the issuance of options for 1,350,000 shares of Class A common stock. The 1998 Stock Option Plan authorizes the issuance of options for 2,025,000 shares of Class A common stock. Under the terms of the plans, options may be either incentive or non-qualified. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. Options become exercisable over periods not exceeding ten years.
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

Note 4 – Inventories

	March 31,	September 30,
	2007	2006

Raw materials and purchased parts	$114,471	$101,974
Work in progress	174,627	134,492
Finished goods	38,924	46,254

Total	$328,022	$282,720

Note 5 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended March 31, 2007 are as follows:

	Balance as of	Current	Adjustment	Foreign	Balance as of
	September 30,	Year	To Prior Year	Currency	March 31,
	2006	Acquisitions	Acquisitions	Translation	2007

Aircraft Controls	$103,826	$—	$—	$54	$103,880
Space and Defense Controls	49,806	—	—	—	49,806
Industrial Controls	91,116	2,057	63	2,956	96,192
Components	142,740	—	—	(712)	142,028
Medical Devices	63,483	47,032	699	—	111,214

Total	$450,971	$49,089	$762	$2,298	$503,120

All acquired intangible assets other than goodwill are being amortized. The weighted-average amortization period is eight years for customer-related, technology-related and marketing-related intangible assets and ten years for artistic-related intangible assets. In total, these intangible assets have a weighted-average life of eight years. Customer-related intangible assets primarily consist of customer relationships. Technology-related intangible assets primarily consist of technology, patents, intellectual property and engineering drawings. Marketing-related intangible assets primarily consist of trademarks, tradenames and non-compete agreements.
Amortization of acquired intangible assets was $2,184 and $4,302 for the three and six months ended March 31, 2007 and was $1,900 and $3,327 for the three and six months ended April 1, 2006, respectively. Based on acquired intangible assets recorded at March 31, 2007, amortization is expected to be $10,306 in 2007, $10,339 in 2008, $9,662 in 2009, $9,599 in 2010 and $9,374 in 2011. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	March 31, 2007		September 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer-related	$52,981	$(10,805)	$32,084	$(8,468)
Technology-related	26,475	(4,538)	23,829	(2,867)
Marketing-related	13,255	(6,374)	9,629	(5,906)
Artistic-related	25	(14)	25	(12)

Acquired intangible assets	$92,736	$(21,731)	$65,567	$(17,253)

Note 6 — Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Warranty accrual at beginning of period	$6,046	$4,625	$5,968	$4,733
Additions from acquisitions	159	—	159	—
Warranties issued during current period	2,017	2,110	3,595	3,327
Reductions for settling warranties	(1,517)	(1,406)	(3,134)	(2,690)
Foreign currency translation	15	35	132	(6)

Warranty accrual at end of period	$6,720	$5,364	$6,720	$5,364

Note 7 — Credit Facility
On October 25, 2006, we amended our U.S. credit facility. Previously our credit facility consisted of a $75,000 term loan and a $315,000 million revolver. Our new revolving credit facility, which matures on October 25, 2011, increased our borrowing capacity to $600,000. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants, which, among others, specify minimum consolidated net worth and interest coverage and maximum leverage and capital expenditures. Interest on outstanding credit facility borrowings is based on LIBOR, plus the applicable margin, which was 100 basis points at March 31, 2007 and will increase to 125 basis points during the third quarter of 2007 as a result of our acquisition of ZEVEX.
Note 8 — Derivative Financial Instruments
We have foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize the foreign currency exposure, we have foreign currency forwards with a notional amount of $21,872. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At March 31, 2007, the fair value of the foreign currency forwards was a $55 net asset, most of which was included in other current assets. At September 30, 2006, the fair value of the foreign currency forwards was a $521 liability, most of which was included in other accrued liabilities.
We use derivative financial instruments to manage the risk associated with changes in interest rates associated with long-term debt that affect the amount of future interest payments under our U.S. credit facility. At September 30, 2006, we had outstanding interest rate swaps with a $35,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. The $35,000 notional amount matured in the first quarter of 2007. Activity in Accumulated Other Comprehensive Income (AOCI) related to derivatives held by us during the first six months of 2007 is summarized below:

	Pre-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated gain at September 30, 2006	$139	$(53)	$86
Net increase in fair value of derivatives	2	(1)	1
Net reclassification from AOCI into earnings	(141)	54	(87)

Accumulated gain at March 31, 2007	$—	$—	$—

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2007 or 2006. At September 30, 2006, the fair value of interest rate swaps was $273, which is included in other current assets.

Note 9 — Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Service cost	$3,764	$4,050	$7,514	$8,000
Interest cost	5,207	4,688	10,412	9,375
Expected return on plan assets	(6,373)	(5,525)	(12,746)	(10,850)
Amortization of prior service cost	279	272	558	545
Amortization of actuarial loss	1,133	2,143	2,266	4,285

Pension expense for defined benefit plans	4,010	5,628	8,004	11,355
Pension expense for defined contribution plans	339	280	629	539

Total pension expense for U.S. plans	$4,349	$5,908	$8,633	$11,894

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Service cost	$928	$894	$1,843	$1,767
Interest cost	1,227	1,016	2,433	2,003
Expected return on plan assets	(718)	(561)	(1,424)	(1,117)
Amortization of prior service credit	(9)	(10)	(18)	(19)
Amortization of actuarial loss	207	278	411	553

Pension expense for defined benefit plans	1,635	1,617	3,245	3,187
Pension expense for defined contribution plans	425	339	781	556

Total pension expense for non-U.S. plans	$2,060	$1,956	$4,026	$3,743

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Service cost	$101	$87	$201	$175
Interest cost	301	240	602	480
Amortization of transition obligation	99	97	197	195
Amortization of prior service cost	71	73	143	145
Amortization of actuarial loss	129	95	260	190

Net periodic post-retirement benefit cost	$701	$592	$1,403	$1,185

During the six months ended March 31, 2007, we made contributions to our defined benefit pension plans of $6,068 to the U.S. plans and $1,878 to the non-U.S. plans. We presently anticipate contributing an additional $9,000 to the U.S. plans and $2,000 to the non-U.S. plans in 2007 for a total of approximately $19,000.

Note 10 — Shareholders’ Equity
The changes in shareholders’ equity for the six months ended March 31, 2007 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning of period	$48,605	40,670,529	7,934,184
Conversion of Class B to Class A	—	32,974	(32,974)

End of period	48,605	40,703,503	7,901,210

ADDITIONAL PAID-IN CAPITAL
Beginning of period	292,565
Stock compensation expense	2,200
Issuance of Treasury shares at more than cost	828
Adjustment to market — SECT and other	3,502

End of period	299,095

RETAINED EARNINGS
Beginning of period	469,127
Net earnings	48,551

End of period	517,678

TREASURY STOCK
Beginning of period	(40,354)	(2,584,243)	(3,305,971)
Treasury stock issued	793	148,790	—
Treasury stock purchased	(338)	(8,695)	—

End of period	(39,899)	(2,444,148)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(14,652)		(418,628)
Sale of stock to SSOP Plan	781		20,200
Purchases of stock	(276)		(7,608)
Adjustment to market — SECT	(2,602)		—

End of period	(16,749)		(406,036)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	7,565
Foreign currency translation adjustment	9,773
Decrease in accumulated gain on derivatives	(86)

End of period	17,252

TOTAL SHAREHOLDERS’ EQUITY	$825,982	38,259,355	4,189,203

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
Note 12 — Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Weighted-average shares outstanding — Basic	42,421,490	40,014,206	42,369,585	39,314,682
Dilutive effect of stock options	681,379	709,326	690,221	691,189

Weighted-average shares outstanding — Diluted	43,102,869	40,723,532	43,059,806	40,005,871

On February 21, 2006, we completed the offering and sale of 2,875,000 shares of Class A common Stock at a price of $31 per share.
Note 13 — Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Net earnings	$24,487	$21,462	$48,551	$38,259
Other comprehensive income (loss):
Foreign currency translation adjustment	2,610	2,853	9,773	(818)
Decrease in accumulated gain on derivatives, net of tax	—	(117)	(86)	(316)

Comprehensive income	$27,097	$24,198	$58,238	$37,125

The components of accumulated other comprehensive income are as follows:

	March 31,	September 30,
	2007	2006

Cumulative foreign currency translation adjustment	$28,375	$18,602
Minimum pension liability adjustment	(11,123)	(11,123)
Accumulated gain on derivatives	—	86

Accumulated other comprehensive income	$17,252	$7,565

Note 14 — Segment Information
Below are sales and operating profit by segment for the three and six months ended March 31, 2007 and April 1, 2006 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding stock compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006

Net sales:
Aircraft Controls	$145,706	$127,610	$276,493	$254,715
Space and Defense Controls	47,200	38,918	90,865	76,020
Industrial Controls	110,832	96,678	213,063	186,820
Components	69,431	58,903	137,750	114,725
Medical Devices	11,745	—	22,724	—

Net sales	$384,914	$322,109	$740,895	$632,280

Operating profit and margins:
Aircraft Controls	$14,561	$16,334	$27,880	$32,274
	10.0%	12.8%	10.1%	12.7%
Space and Defense Controls	7,124	4,695	12,500	6,463
	15.1%	12.1%	13.8%	8.5%
Industrial Controls	14,779	11,685	28,278	23,235
	13.3%	12.1%	13.3%	12.4%
Components	9,839	8,323	22,954	18,470
	14.2%	14.1%	16.7%	16.1%
Medical Devices	1,138	—	3,283	—
	9.7%	—	14.4%	—

Total operating profit	47,441	41,037	94,895	80,442
	12.3%	12.7%	12.8%	12.7%
Deductions from operating profit:
Interest expense	6,382	4,877	12,067	10,497
Stock compensation expense	598	475	2,200	2,487
Corporate expenses and other	4,223	4,337	8,988	8,627

Earnings before income taxes	$36,238	$31,348	$71,640	$58,831

As a result of the acquisition of ZEVEX International, Inc. in the second quarter of 2007, the Medical Devices segment assets increased to $202,655 as of March 31, 2007 from $100,856 as of September 30, 2006.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

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
OVERVIEW
We are a leading worldwide designer and manufacturer of high performance, precision motion and fluid controls and control systems for a broad range of applications in aerospace, defense, industrial and medical device markets. Our products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles and controls for positioning gun barrels and automatic ammunition loading for military combat vehicles. Our products are also used in a wide variety of industrial applications, including injection molding machines for the plastics market, simulators used to train pilots, test equipment, metal forming, power generating turbines and certain medical applications. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Controls, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina and Pennsylvania, and in Germany, Italy, England, Japan, the Philippines, Ireland and India.
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
Challenges facing us include improving shareholder value through increased profitability as our investment in research and development activities on development programs has increased while experiencing pricing pressures from customers, strong competition, an increasingly complex network of suppliers and increases in costs such as health care. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process and manufacturing initiatives including using low cost manufacturing facilities and strong supply chain management skills without compromising quality.
Acquisitions
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On March 16, 2007, we acquired ZEVEX International, Inc. The purchase price, net of cash acquired, was $82 million, which was financed with credit facility borrowings, and $2 million in assumed debt. ZEVEX manufactures and distributes a line of ambulatory pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for hospital, nursing home, neonatal and patient home use. ZEVEX also designs, develops and manufactures surgical tools and sensors and provides engineered solutions for the medical marketplace. This acquisition further expands our participation in medical markets.
In the first quarter of 2007, we acquired a ball screw manufacturer for $2.6 million in cash and $2.9 million in assumed debt.
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
On April 7, 2006, we acquired Curlin Medical and affiliated companies. The adjusted purchase price was $77 million, which was financed with credit facility borrowings of $65 million and a $12 million 53-week unsecured note held by the sellers, which was paid on April 9, 2007. Curlin Medical is a manufacturer of infusion pumps that provide controlled delivery of therapeutic drugs to patients. This acquisition resulted in the initial formation of our newest segment, Medical Devices, and expanded our participation in medical markets.

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
Our purchase price allocations for the ball screw manufacturer, McKinley Medical and ZEVEX are based on preliminary estimates of fair values of assets acquired and liabilities assumed. The estimates for McKinley Medical are substantially complete with the exception of other current assets.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(dollars in millions)	2007	2006	2007	2006

Net sales	$384.9	$322.1	$740.9	$632.3
Gross margin	33.4%	32.3%	33.6%	32.3%
Research and development expenses	$25.7	$16.0	$47.9	$29.6
Selling, general and administrative expenses as a percentage of sales	15.8%	16.0%	15.9%	16.6%
Interest expense	$6.4	$4.9	$12.1	$10.5
Effective tax rate	32.4%	31.5%	32.2%	35.0%
Net earnings	$24.5	$21.5	$48.6	$38.3

Net sales increased $63 million, or 19% in the second quarter of 2007 over the second quarter of 2006 and $109 million, or 17%, in the first half of the year over the comparable period a year ago. Sales increased in each of our segments and our recent acquisitions have contributed to the growth, providing $12 million of incremental sales in the second quarter and $23 million in the first half of 2007.
Our gross margin improved in the second quarter and first half of 2007 compared to the same periods last year due to favorable product mix in three of our segments, Space and Defense Controls, Industrial Controls and Components. Our Medical Devices segment, newly formed in the third quarter of 2006, also contributed to the improvement in our gross margin. Our gross margin can also be influenced by additions to contract loss reserves. While our additions to contract loss reserves were at a similar level in the first half of 2007 and 2006, additions to contract loss reserves were $1 million in the second quarter of 2007 compared to $4 million in the second quarter of 2006. The higher level of contract loss reserves in the second quarter of 2006 primarily related to aircraft development contracts.
Research and development expenses significantly increased in the second quarter and first half of 2007 over the same periods last year. The higher level of research and development expenses largely relates to development activities on Boeing’s next generation commercial aircraft, the 787 Dreamliner. In the second half of 2007, we expect our development efforts on the 787 to decline as the program begins to transition to initial production.
Selling, general and administrative expenses as a percentage of sales were lower in the second quarter and first half of 2007 compared to the same periods last year generally due to the efficiencies of our higher sales volume. Also contributing to the decline as a percentage of sales in the first half of 2007 is a $2 million charge in 2006 related to the termination of an agreement with a long-standing sales representative.
Interest expense was higher in the second quarter of 2007 compared to the second quarter of 2006. Higher debt levels primarily associated with our acquisitions accounted for approximately two-thirds of the increase and higher rates contributed the remaining amount. Interest expense was also higher in the first half of 2007 compared to the first half of 2006 due primarily to higher debt levels largely associated with our acquisitions.
The effective tax rate for the second quarter of 2007 was higher than the second quarter of 2006 due to lower export tax benefits. Our effective tax rate was lower in the first half of 2007 compared to the first half of 2006 as our effective tax rate was negatively impacted in the first quarter of 2006 by a $2 million write-off of a tax asset at our U.K. subsidiary resulting from an adverse European tax court ruling for an unrelated taxpayer.
Net earnings increased 14% and 27% in the second quarter and first half of 2007, respectively, and diluted earnings per share increased 8% and 18% in the second quarter and first half of 2007, respectively, compared to 2006. Average common shares outstanding increased primarily as a result of the sale of 2,875,000 shares of Class A common stock on February 21, 2006.
2007 Outlook – We expect sales in 2007 to increase by a range of 14% to 16% to approximately $1.5 billion with contributions coming from all segments. We expect margins to be 13.0% in 2007 compared to 12.4% in 2006. We expect our operating margins to increase in Space and Defense Controls, Industrial Controls and Medical Devices, remain the same in Components and decline in Aircraft Controls as a result of the higher investment in research and development. We expect net earnings to increase to between $98 million and $102 million. We expect diluted earnings per share to increase by a range of 16% to 20% to between $2.28 and $2.36.

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
Aircraft Controls

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(dollars in millions)	2007	2006	2007	2006

Net sales — military aircraft	$76.4	$80.3	$155.9	$160.1
Net sales — commercial aircraft	69.3	47.3	120.6	94.6

	$145.7	$127.6	$276.5	$254.7
Operating profit	$14.6	$16.3	$27.9	$32.3
Operating margin	10.0%	12.8%	10.1%	12.7%
Backlog			$297.5	$278.3

Net sales in Aircraft Controls increased 14% in the second quarter and 9% in the first half of 2007 due to strong commercial aircraft sales. OEM sales to Boeing increased $13 million in the quarter and $15 million for the year-to-date period, which includes $8 million associated with our first production order for the new Boeing 787. Business jet revenues also contributed $6 million of the increase in both the quarter and year-to-date periods, which reflects the transition into production of some newer aircraft programs. Military aircraft sales declined 5% in the second quarter and 3% in the first half of 2007 primarily as a result of revenues on the F-35 program decreasing by $7 million in the quarter and $8 million year-to-date.
Our operating margin decreased in the second quarter and first half of 2007, reflecting significant research and development efforts particularly on the Boeing 787 program. Research and development expenses associated with our efforts on the 787 were $11 million and $22 million for the second quarter and first half of 2007, respectively, compared to $7 million and $12 million in the same periods of 2006. Offsetting those increases were lower contract loss reserves. Additions to contract loss reserves were lower in the second quarter of 2007 compared to 2006 by $3 million and lower in the first half of 2007 compared to 2006 by $2 million. Product mix is another contributing factor to the margin decrease.
Twelve-month backlog for Aircraft Controls increased to $298 million at March 31, 2007 from $278 million at April 1, 2006 largely related to strong commercial orders.
2007 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 6% to $557 million in 2007. Commercial aircraft sales are expected to increase 22% to $240 million, principally related to Boeing OEM, including the beginning of production on the 787, and business jets on which production quantities are ramping up. Within military aircraft, we expect sales to decrease $13 million mainly due to declining activity on the F-35 Joint Strike Fighter as our development efforts wind down and we prepare to transition into production. We expect our operating margin to be 11.2% in 2007, a decline from 12.6% in 2006, resulting from the changing mix of business toward more commercial sales and the high levels of research and development.

Space and Defense Controls

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(dollars in millions)	2007	2006	2007	2006

Net sales	$47.2	$38.9	$90.9	$76.0
Operating profit	$7.1	$4.7	$12.5	$6.5
Operating margin	15.1%	12.1%	13.8%	8.5%
Backlog			$124.8	$116.2

Net sales in Space and Defense Controls increased 21% in the second quarter and 20% in the first half of 2007 due to new defense controls programs. The Marine’s Light-Armored Vehicle (LAV-25) program, which had only nominal sales when it started in the second quarter of 2006, generated $4 million of sales in the second quarter of 2007 and $9 million year-to-date and Future Combat Systems, which started in the third quarter of 2006, generated $3 million of sales this quarter and $5 million year-to-date.
Our operating margin for Space and Defense Controls was strong in the second quarter and first half of 2007, due largely to a very strong sales volume and favorable product mix. The first half of 2007 also favorably compares to the first half of 2006 due to the $2 million charge associated with the termination of a sales representative agreement in the first quarter of 2006.
Twelve-month backlog for Space and Defense Controls increased to $125 million at March 31, 2007 from $116 million at April 1, 2006 due to increased orders for various satellite and defense controls programs.
2007 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 22% to $180 million in 2007. Sales of defense controls, including hardware for LAV-25 and Future Combat Systems, are expected to increase significantly. Offsetting this increase, we expect sales of controls for tactical missiles to decrease related to declining activity on a number of programs including Maverick and VT-1. We expect our operating margin in 2007 to be 13.1%, an improvement over the 9.0% we achieved in 2006, due to favorable product mix.
Industrial Controls

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(dollars in millions)	2007	2006	2007	2006

Net sales	$110.8	$96.7	$213.1	$186.8
Operating profit	$14.8	$11.7	$28.3	$23.2
Operating margin	13.3%	12.1%	13.3%	12.4%
Backlog			$120.3	$113.4

Net sales in Industrial Controls increased 15% in the second quarter and 14% in the first half of 2007. Sales were up substantially in three of our major markets: plastics making machinery, motion simulation and presses and metal forming. Growth in our sales of controls for plastics making machinery reflects strong demand in Europe and deliveries to a new Korean manufacturer of injection molding machines. Growth in motion simulators reflects strong demand for flight simulation. Growth in sales of controls for metal forming and presses also relates to strong demand in Europe. Stronger foreign currencies, in particular the euro, compared to the U.S. dollar also had a positive impact on sales, representing nearly 40% of the sales increases in both periods.
Our operating margin for Industrial Controls improved in the second quarter and first half of 2007 over the comparable 2006 periods due to higher volume and a more favorable product mix. In addition, as we move more towards supplying systems instead of components over time, we expect the overall trend of margins to remain strong.
The higher level of twelve-month backlog for Industrial Controls at March 31, 2007 compared to April 1, 2006 primarily relates to fluctuations in foreign currencies.
2007 Outlook for Industrial Controls – We expect sales in Industrial Controls to increase between 9% and 14% to an amount in the range of $415 million to $435 million in 2007. The expected sales growth comes from many markets, most notably from presses and metal forming, plastics making machinery and motion simulation. We expect our operating margin to be 13.3% in 2007, an improvement over our 2006 margin of 11.8%, due to stronger sales, improved operating efficiencies and a favorable product mix.

Components

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(dollars in millions)	2007	2006	2007	2006

Net sales	$69.4	$58.9	$137.8	$114.7
Operating profit	$9.8	$8.3	$23.0	$18.5
Operating margin	14.2%	14.1%	16.7%	16.1%
Backlog			$129.9	$109.5

Net sales in Components increased 18% in the second quarter and 20% in the first half of 2007 with improvement most notably in our aircraft and marine markets. Aircraft sales increased $5 million in the quarter and $12 million year-to-date generally due to increased military procurement. Marine market sales were up $2 million in the quarter and $4 million year-to-date as these markets appear to be influenced by oil prices, prospecting and production. Sales of medical equipment components, such as motors used in sleep apnea machines, improved $2 million in the quarter. In addition, sales of defense controls, including foreign military sales of fiber optic modems for battlefield communication and various components supplied on the commander’s independent viewer for the Bradley fighting vehicle, also contributed $5 million to the year-to-date increase.
Our operating margin was steady in the second quarter of 2007 relative to 2006 and our year-to-date results reflect a very favorable product mix from the first quarter.
The higher level of twelve-month backlog at March 31, 2007 compared to April 1, 2006 primarily relates to increased orders in marine and military aircraft programs.
2007 Outlook for Components – We expect sales in Components to increase 15% to $274 million in 2007. We expect the largest sales increases in 2007 to be in controls for aircraft and defense controls. We expect our operating margin to be 15.5% in 2007, the same strong margin performance of 15.5% we achieved in 2006.
Medical Devices

	Three Months Ended	Six Months Ended
	March 31,	March 31,
(dollars in millions)	2007	2007

Net sales	$11.7	$22.7
Operating profit	$1.1	$3.3
Operating margin	9.7%	14.4%
Backlog		$12.8

The Medical Devices segment was established in the third quarter of 2006 as a result of the acquisition of Curlin Medical. In the fourth quarter of 2006, the McKinley Medical acquisition added to this segment and the recent acquisition of ZEVEX International, Inc. in the second quarter of 2007 further expands this segment.
Our operating margin for Medical Devices was 9.7% in the second quarter of 2007, down from the first quarter. Our operating margin was negatively impacted in the second quarter of 2007 due to charges related to purchase accounting for ZEVEX and costs incurred to integrate the McKinley Medical products into production.
2007 Outlook for Medical Devices – We expect sales in Medical Devices to be $65 million in 2007, our first full year of sales in this segment. We expect our operating margin to be 15.0% after including over $6 million of purchase accounting adjustments, including amortization of intangible assets and write offs associated with inventory step ups.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
	March 31,	April 1,
(dollars in millions)	2007	2006

Net cash provided (used) by:
Operating activities	$25.7	$26.2
Investing activities	(137.2)	(57.2)
Financing activities	98.5	39.5

Cash flow from operations and available borrowing capacity provide us with resources needed to run our operations, continually reinvest in our business and take advantage of acquisition opportunities as they may arise.
Operating activities
Net cash provided by operating activities was relatively unchanged in the first six months of 2007 compared to 2006. The increase in earnings was offset by higher working capital requirements, related primarily to receivables and inventories, associated with our increasing sales.
Investing activities
Net cash used by investing activities in the first six months of 2007 consisted of $82 million, net of cash acquired, for the acquisition of ZEVEX, a $3 million purchase price for a ball screw manufacturer and $53 million of capital expenditures. The high level of capital expenditures in the first half of 2007 resulted from the procurement of capital equipment for the Boeing 787 production program and, to a lesser extent, facility expansions in the U.S. and China. Net cash used by investing activities in the first six months of 2006 consisted of the $24 million purchase price for the Flo-Tork acquisition, offset partially by a purchase price adjustment related to our July 2005 acquisition of the Power and Data Technologies Group of the Kaydon Corporation, and $37 million of capital expenditures.
Financing activities
Net cash provided by financing activities in the first six months of 2007 reflects the use of our U.S. credit facility to fund the ZEVEX acquisition in March 2007, whereas the comparable 2006 period reflects the net proceeds of $85 million received from the issuance of Class A common stock, partially offset by paydowns on our revolving credit facility.
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
On October 25, 2006, we amended our U.S. credit facility. Previously our credit facility consisted of a $75 million term loan and a $315 million revolver. Our new revolving credit facility, which matures on October 25, 2011, increased our borrowing capacity to $600 million. This is our largest credit facility and had an outstanding balance of $259 million at March 31, 2007. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 100 basis points at March 31, 2007 and will increase to 125 basis points during the third quarter of 2007 as a result of our acquisition of ZEVEX. The credit facility is secured by substantially all of our U.S. assets.
The U.S. credit facility contains various covenants. The covenant for minimum net worth, defined as total shareholders’ equity adjusted to maintain the amounts of accumulated other comprehensive loss at the level in existence as of September 30, 2006 is $550 million. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt including letters of credit to EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $85 million in 2007 and 2008 and $90 million thereafter. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash stock related expenses minus (ii) other non-cash items increasing consolidated net income. We are in compliance with all covenants.
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
At March 31, 2007, we had $369 million of unused borrowing capacity, including $330 million from the U.S. credit facility after considering standby letters of credit.
Total debt to capitalization was 37% at March 31, 2007 and 34% at September 30, 2006. The increase in total debt to capitalization is due to amounts borrowed to fund acquisitions offset by strong earnings for the first half of 2007.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls. About one-third of our 2006 sales were denominated in foreign currencies including the euro and British pound. During the first six months of 2007, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars contributed $15 million to the sales increase over the same period one year ago. During 2006, the U.S. dollar strengthened against these currencies and the translation of the results of our foreign subsidiaries into U.S. dollars reduced sales by $9 million compared to 2005.

CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies in the current year from those disclosed in our 2006 Form 10-K.
Cautionary Statement
Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products, industrial capital goods and medical devices, (ii) our dependence on government contracts that may not be fully funded or may be terminated, (iii) our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales, (iv) the possibility that the demand for our products may be reduced if we are unable to adapt to technological change, (v) intense competition which may require us to lower prices or offer more favorable terms of sale, (vi) our significant indebtedness which could limit our operational and financial flexibility, (vii) the possibility that new product and research and development efforts may not be successful which could reduce our sales and profits, (viii) increased cash funding requirements for pension plans, which could occur in future years based on assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates, (ix) a write-off of all or part of our goodwill, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting, (xi) the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in contract accounting, (xii) the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business, (xiii) our ability to successfully identify and consummate acquisitions and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with the acquired businesses for which we are not indemnified, (xiv) our dependence on our management team and key personnel, (xv) the possibility of a catastrophic loss of one or more of our manufacturing facilities, (xvi) the possibility that future terror attacks, war or other civil disturbances could negatively impact our business, (xvii) that our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes, (xviii) the possibility that government regulation could limit our ability to sell our products outside the United States, (xix) the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation, (xx) the possibility that litigation may result unfavorably to us, (xxi) foreign currency fluctuations in those countries in which we do business and other risks associated with international operations and (xxii) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. We disclaim any obligation to update the forward-looking statements made in this report.

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

PART II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Shareholders was held on January 10, 2007. The following matters were submitted to a vote of security holders at the Annual Meeting.
(a)	The amendment of the Company Restated Certificate of Incorporation to authorize the Company to issue an additional 50,000,000 Class A shares and an additional 10,000,000 Class B shares was approved on the following votes:

Class A*: For, 3,275,337; Against, 341,026; Abstain, 2,061; Broker non-votes, 195,519.

Class B: For, 4,431,315; Against, 36,625; Abstain, 6,880; Broker non-votes, 140,393.

(b)	The nominees to the Board of Directors were elected based on the following votes:

Nominee	For	Authority Withheld
Class A
Robert R. Banta	32,470,281	3,106,247

Class B
Kraig H. Kayser	4,422,790	68,594
Robert H. Maskrey	4,412,813	88,548
Albert F. Myers	4,423,535	67,104
The terms of the following directors continued after the Annual Meeting: Joe C. Green and Raymond W. Boushie (Class B directors through 2008); Robert T. Brady (Class A director through 2008); Richard A. Aubrecht, John D. Hendrick and Brian J. Lipke (Class B directors through 2009); and James L. Gray (Class A director through 2009).

(c)	The appointment of Ernst & Young LLP as auditors was approved based on the following votes:

Class A*: For, 3,612,884; Against, 4,145; Abstain, 1,394; Broker non-votes, 195,519.

Class B: For, 4,470,170; Against, 2,010; Abstain, 2,640; Broker non-votes, 140,393.

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

Moog Inc.
(Registrant)

Date: May 8, 2007	By	/s/ Robert T. Brady
Robert T. Brady
Chairman Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2007	By	/s/ Robert R. Banta
Robert R. Banta
Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2007	By	/s/ Donald R. Fishback
Donald R. Fishback
Controller (Principal Accounting Officer)

Exhibit Index

Exhibits	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.