Form 10-Q
period 2007-06-30
MOOG INC
filed 2007-08-07
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐     No ☑
The number of shares outstanding of each class of common stock as of August 3, 2007 was:
Class A common stock, $1.00 par value 38,300,175 shares
Class B common stock, $1.00 par value 4,191,850 shares

moog inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

moog inc.
Consolidated Condensed Balance Sheets
(Unaudited)

	June 30,	September 30,
(dollars in thousands)	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58,706	$57,821
Receivables	398,974	333,492
Inventories	341,488	282,720
Other current assets	58,593	54,068

TOTAL CURRENT ASSETS	857,761	728,101

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $346,958 and $320,036, respectively	369,202	310,011
GOODWILL	511,105	450,971
INTANGIBLE ASSETS, net	71,871	49,922
OTHER ASSETS	90,958	68,649

TOTAL ASSETS	$1,900,897	$1,607,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$6,483	$17,119
Current installments of long-term debt	4,850	1,982
Accounts payable	107,993	99,677
Customer advances	31,330	32,148
Contract loss reserves	14,282	15,089
Other accrued liabilities	148,796	141,591

TOTAL CURRENT LIABILITIES	313,734	307,606
LONG-TERM DEBT, excluding current installments
Senior debt	336,362	167,350
Senior subordinated notes	200,094	200,107
DEFERRED INCOME TAXES	97,059	83,587
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	93,176	83,299
OTHER LONG-TERM LIABILITIES	3,254	2,849

TOTAL LIABILITIES	1,043,679	844,798

SHAREHOLDERS’ EQUITY
Common stock	48,605	48,605
Other shareholders’ equity	808,613	714,251

TOTAL SHAREHOLDERS’ EQUITY	857,218	762,856

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,900,897	$1,607,654

See accompanying Notes to Consolidated Condensed Financial Statements.

moog inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(dollars in thousands, except per share data)	2007	2006	2007	2006

NET SALES	$403,789	$333,463	$1,144,684	$965,743
COST OF SALES	261,922	224,710	753,646	652,495

GROSS PROFIT	141,867	108,753	391,038	313,248

Research and development	28,299	18,190	76,192	47,777
Selling, general and administrative	68,566	53,456	186,061	158,398
Interest	8,348	5,725	20,415	16,222
Other	909	121	985	759

EARNINGS BEFORE INCOME TAXES	35,745	31,261	107,385	90,092

INCOME TAXES	10,169	10,019	33,258	30,591

NET EARNINGS	$25,576	$21,242	$74,127	$59,501

NET EARNINGS PER SHARE
Basic	$.60	$.51	$1.75	$1.48
Diluted	.59	.50	1.72	1.46

AVERAGE COMMON SHARES OUTSTANDING
Basic	42,476,094	41,730,254	42,405,088	40,099,743
Diluted	43,225,110	42,444,350	43,114,907	40,798,377

See accompanying Notes to Consolidated Condensed Financial Statements.

moog inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,	July 1,
(dollars in thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$74,127	$59,501
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,640	26,880
Amortization	8,264	8,009
Provisions for non-cash losses on contracts, inventories and receivables	15,870	21,709
Stock compensation expense	2,730	2,994
Other	(2,918)	13,387
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(50,514)	(32,596)
Inventories	(49,304)	(43,827)
Accounts payable and accrued liabilities	(2,128)	7,905
Other assets and liabilities	(18,469)	(33,740)

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,298	30,222

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(89,656)	(88,838)
Purchase of property, plant and equipment	(78,255)	(59,652)
Other	2,128	4,249

NET CASH USED BY INVESTING ACTIVITIES	(165,783)	(144,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments of) proceeds from notes payable	(12,538)	3,795
Net proceeds from revolving lines of credit	193,000	44,600
Proceeds from long-term debt	649	2,214
Payments on long-term debt	(28,625)	(13,189)
Proceeds from issuance of class A common stock, net of issuance costs	—	84,497
Excess tax benefits from share-based payment arrangements	1,146	993
Other	3,067	2,607

NET CASH PROVIDED BY FINANCING ACTIVITIES	156,699	125,517

Effect of exchange rate changes on cash	2,671	1,862

INCREASE IN CASH AND CASH EQUIVALENTS	885	13,360
Cash and cash equivalents at beginning of period	57,821	33,750

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,706	$47,110

CASH PAID FOR:
Interest	$15,427	$12,148
Income taxes	31,817	22,208

See accompanying Notes to Consolidated Condensed Financial Statements.

moog inc.
Notes to Consolidated Condensed Financial Statements
Nine Months Ended June 30, 2007
(Unaudited)
(dollars in thousands, except per share data)

Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 30, 2006. All references to years in these financial statements are to fiscal years.
Our fiscal year ends on the Saturday in September or October that is closest to September 30. Our financial statements will include 52 weeks in 2007 and included 53 weeks in 2006. Our financial statements include 13 weeks for the three months ended June 30, 2007 and July 1, 2006, and 39 weeks for the nine months ended June 30, 2007 compared to 40 weeks for the nine months ended July 1, 2006. While this may have an impact on the comparability of the reported financial results, the impact cannot be determined.
Note 2 — Acquisitions
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On May 3, 2007, we acquired Thermal Control Products Inc. The adjusted purchase price, net of cash acquired, was $6,892. We paid $4,042 in cash, which was financed with credit facility borrowings and issued unsecured notes to the sellers payable over 3 years with a discounted present value of $2,850. Thermal Control Products specializes in the design, prototype and manufacture of electronic cooling and air moving systems for the automotive, telecommunications, server and electronic storage markets. Their blower assembly products are used in industrial equipment. This acquisition gives us the opportunity to offer completely integrated blower assembly units for our medical equipment customers and quiet air movement solutions for our industrial customers within our Components segment.
On March 16, 2007, we acquired ZEVEX International, Inc. The purchase price, net of cash acquired, was $82,443, which was financed with credit facility borrowings, and $1,796 in assumed debt. ZEVEX manufactures and distributes a line of ambulatory pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for hospital, nursing home, neonatal and patient home use. ZEVEX also designs, develops and manufactures surgical tools and sensors and provides engineered solutions for the medical marketplace. This acquisition further expands our participation in medical markets within our Medical Devices segment.
In the first quarter of 2007, we acquired a ball screw manufacturer. The adjusted purchase price was $2,565 paid in cash and $2,935 in assumed debt. We also paid a $63 purchase price adjustment related to the 2005 acquisition of FCS Control Systems, increasing goodwill by $63.
On August 24, 2006, we acquired McKinley Medical by issuing 445,725 shares of Moog Class A common stock valued at $14,993 and $550 in cash, of which $543 was paid in the first quarter of 2007. McKinley Medical designs, assembles and distributes disposable pumps and accessories used principally to administer therapeutic drugs for chemotherapy and antibiotic applications, and post-operative medication for pain management. This acquisition expands our participation in medical markets within our Medical Devices segment.
On April 7, 2006, we acquired Curlin Medical and affiliated companies. The adjusted purchase price was $77,056, which was financed with credit facility borrowings of $65,056 and a $12,000 53-week unsecured note held by the sellers, which was paid on April 9, 2007. Curlin Medical is a manufacturer of infusion pumps that provide controlled delivery of therapeutic drugs to patients. This acquisition formed our newest segment, Medical Devices.
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
Our purchase price allocations for the ball screw manufacturer, McKinley Medical, ZEVEX and Thermal Control Products are based on preliminary estimates of fair values of assets acquired and liabilities assumed. These estimates are substantially complete.
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
Note 4 — Inventories

	June 30,	September 30,
	2007	2006

Raw materials and purchased parts	$118,879	$101,974
Work in progress	172,329	134,492
Finished goods	50,280	46,254

Total	$341,488	$282,720

Note 5 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended June 30, 2007 are as follows:

	Balance as of	Current	Adjustment	Foreign	Balance as of
	September 30,	Year	To Prior Year	Currency	June 30,
	2006	Acquisitions	Acquisitions	Translation	2007

Aircraft Controls	$103,826	$—	$—	$17	$103,843
Space and Defense Controls	49,806	—	—	—	49,806
Industrial Controls	91,116	2,060	63	3,692	96,931
Components	142,740	4,374	—	1,317	148,431
Medical Devices	63,483	47,905	706	—	112,094

Total	$450,971	$54,339	$769	$5,026	$511,105

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
Amortization of acquired intangible assets was $3,037 and $7,339 for the three and nine months ended June 30, 2007 and was $3,032 and $6,359 for the three and nine months ended July 1, 2006, respectively. Based on acquired intangible assets recorded at June 30, 2007, amortization is expected to be $10,567 in 2007, $10,618 in 2008, $9,991 in 2009, $9,928 in 2010 and $9,703 in 2011. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	June 30, 2007		September 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer-related	$55,489	$(12,818)	$32,084	$(8,468)
Technology-related	26,492	(5,412)	23,829	(2,867)
Marketing-related	13,270	(6,696)	9,629	(5,906)
Artistic-related	25	(14)	25	(12)

Acquired intangible assets	$95,276	$(24,940)	$65,567	$(17,253)

Note 6 — Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Warranty accrual at beginning of period	$6,720	$5,364	$5,968	$4,733
Additions from acquisitions	—	—	159	—
Warranties issued during current period	1,949	1,492	5,545	4,819
Reductions for settling warranties	(1,363)	(1,311)	(4,498)	(4,001)
Foreign currency translation	(25)	163	107	157

Warranty accrual at end of period	$7,281	$5,708	$7,281	$5,708

Note 7 — Credit Facility
On October 25, 2006, we amended our U.S. credit facility. Previously our credit facility consisted of a $75,000 term loan and a $315,000 revolver. Our new revolving credit facility, which matures on October 25, 2011, increased our borrowing capacity to $600,000. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants, which, among others, specify minimum consolidated net worth and interest coverage and maximum leverage and capital expenditures. Interest on outstanding credit facility borrowings is based on LIBOR, plus the applicable margin, which was 125 basis points at June 30, 2007.
Note 8 — Derivative Financial Instruments
We have foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize the foreign currency exposure, we have foreign currency forwards with a notional amount of $21,872. The foreign currency forwards are recorded on the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At June 30, 2007, the fair value of the foreign currency forwards was a $1,621 liability, which was included in other accrued liabilities. At September 30, 2006, the fair value of the foreign currency forwards was a $521 liability, most of which was included in other accrued liabilities.
We use derivative financial instruments to manage the risk associated with changes in interest rates associated with long-term debt that affect the amount of future interest payments under our U.S. credit facility. At September 30, 2006, we had outstanding interest rate swaps with a $35,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. The $35,000 notional amount matured in the first quarter of 2007. Activity in Accumulated Other Comprehensive Income (AOCI) related to derivatives held by us during the first nine months of 2007 is summarized below:

	Pre-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated gain at September 30, 2006	$139	$(53)	$86
Net increase in fair value of derivatives	2	(1)	1
Net reclassification from AOCI into earnings	(141)	54	(87)

Accumulated gain at June 30, 2007	$—	$—	$—

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2007 or 2006. At September 30, 2006, the fair value of interest rate swaps was $273, which is included in other current assets.

Note 9 — Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Service cost	$3,778	$4,050	$11,292	$12,050
Interest cost	5,207	4,687	15,619	14,062
Expected return on plan assets	(6,374)	(5,525)	(19,120)	(16,375)
Amortization of prior service cost	262	273	820	818
Amortization of actuarial loss	1,133	2,143	3,399	6,428

Pension expense for defined benefit plans	4,006	5,628	12,010	16,983
Pension expense for defined contribution plans	470	285	1,099	824

Total pension expense for U.S. plans	$4,476	$5,913	$13,109	$17,807

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Service cost	$949	$934	$2,792	$2,701
Interest cost	1,255	1,044	3,688	3,047
Expected return on plan assets	(732)	(584)	(2,156)	(1,701)
Amortization of prior service credit	(9)	(10)	(27)	(29)
Amortization of actuarial loss	211	288	622	841

Pension expense for defined benefit plans	1,674	1,672	4,919	4,859
Pension expense for defined contribution plans	472	292	1,253	848

Total pension expense for non-U.S. plans	$2,146	$1,964	$6,172	$5,707

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Service cost	$100	$87	$301	$262
Interest cost	301	240	903	720
Amortization of transition obligation	98	98	295	293
Amortization of prior service cost	72	73	215	218
Amortization of actuarial loss	131	95	391	285

Net periodic post-retirement benefit cost	$702	$593	$2,105	$1,778

During the nine months ended June 30, 2007, we made contributions to our defined benefit pension plans of $28,068 to the U.S. plans and $3,061 to the non-U.S. plans. We presently anticipate contributing no additional amounts to the U.S. plans and $1,175 to the non-U.S. plans in 2007 for a total of approximately $32,300.

Note 10 — Shareholders’ Equity
The changes in shareholders’ equity for the nine months ended June 30, 2007 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning of period	$48,605	40,670,529	7,934,184
Conversion of Class B to Class A	—	54,027	(54,027)

End of period	48,605	40,724,556	7,880,157

ADDITIONAL PAID-IN CAPITAL
Beginning of period	292,565
Stock compensation expense	2,730
Issuance of Treasury shares at more than cost	1,007
Adjustment to market — SECT and other	4,965

End of period	301,267

RETAINED EARNINGS
Beginning of period	469,127
Net earnings	74,127

End of period	543,254

TREASURY STOCK
Beginning of period	(40,354)	(2,584,243)	(3,305,971)
Treasury stock issued	898	168,557	—
Treasury stock purchased	(338)	(8,695)	—

End of period	(39,794)	(2,424,381)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(14,652)		(418,628)
Sale of stock to SSOP Plan	2,077		50,400
Purchases of stock	(559)		(14,108)
Adjustment to market — SECT	(3,784)		—

End of period	(16,918)		(382,336)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	7,565
Foreign currency translation adjustment	13,325
Decrease in accumulated gain on derivatives	(86)

End of period	20,804

TOTAL SHAREHOLDERS’ EQUITY	$857,218	38,300,175	4,191,850

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
Note 12 — Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Weighted-average shares outstanding — Basic	42,476,094	41,730,254	42,405,088	40,099,743
Dilutive effect of stock options	749,016	714,096	709,819	698,634

Weighted-average shares outstanding — Diluted	43,225,110	42,444,350	43,114,907	40,798,377

On February 21, 2006, we completed the offering and sale of 2,875,000 shares of Class A common Stock at a price of $31 per share.
Note 13 — Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net earnings	$25,576	$21,242	$74,127	$59,501
Other comprehensive income (loss):
Foreign currency translation adjustment	3,552	10,106	13,325	9,288
Decrease in accumulated gain on derivatives, net of tax	—	(121)	(86)	(437)

Comprehensive income	$29,128	$31,227	$87,366	$68,352

The components of accumulated other comprehensive income are as follows:

	June 30,	September 30,
	2007	2006

Cumulative foreign currency translation adjustment	$31,927	$18,602
Minimum pension liability adjustment	(11,123)	(11,123)
Accumulated gain on derivatives	—	86

Accumulated other comprehensive income	$20,804	$7,565

Note 14 — Segment Information
Below are sales and operating profit by segment for the three and nine months ended June 30, 2007 and July 1, 2006 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding stock compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net sales:
Aircraft Controls	$149,801	$129,899	$426,294	$384,614
Space and Defense Controls	47,835	36,134	138,700	112,154
Industrial Controls	111,694	99,541	324,757	286,361
Components	72,764	61,251	210,514	175,976
Medical Devices	21,695	6,638	44,419	6,638

Net sales	$403,789	$333,463	$1,144,684	$965,743

Operating profit and margins:
Aircraft Controls	$15,825	$15,631	$43,705	$47,905
	10.6%	12.0%	10.3%	12.5%
Space and Defense Controls	6,163	3,609	18,663	10,072
	12.9%	10.0%	13.5%	9.0%
Industrial Controls	15,395	12,006	43,673	35,241
	13.8%	12.1%	13.4%	12.3%
Components	10,877	10,065	33,831	28,535
	14.9%	16.4%	16.1%	16.2%
Medical Devices	829	(239)	4,112	(239)
	3.8%	(3.6%)	9.3%	(3.6%)

Total operating profit	49,089	41,072	143,984	121,514
	12.2%	12.3%	12.6%	12.6%
Deductions from operating profit:
Interest expense	8,348	5,725	20,415	16,222
Stock compensation expense	530	507	2,730	2,994
Corporate expenses and other	4,466	3,579	13,454	12,206

Earnings before income taxes	$35,745	$31,261	$107,385	$90,092

As a result of the acquisition of ZEVEX in the second quarter of 2007, the Medical Devices segment assets increased to $204,038 as of June 30, 2007 from $100,856 as of September 30, 2006.

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
In September 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires entities to recognize an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet, with changes in funded status being recognized in comprehensive income in the year in which the changes occur. This requirement is effective for fiscal years ending after December 15, 2006. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The implementation of SFAS No. 158 will not affect the Company’s results of operations or cash flows. We are unable to determine the effect on the Company’s financial position as the actual impact is dependent on a number of factors and assumptions, including the discount rates in effect and the fair value of plan assets at the measurement date.
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
On May 3, 2007, we acquired Thermal Control Products Inc. The adjusted purchase price, net of cash acquired, was $6.9 million. We paid $4.0 million in cash, which was financed with credit facility borrowings and issued unsecured notes to the sellers payable over 3 years with a discounted present value of $2.9 million. Thermal Control Products specializes in the design, prototype and manufacture of electronic cooling and air moving systems for the automotive, telecommunications, server and electronic storage markets. Their blower assembly products are used in industrial equipment. This acquisition gives us the opportunity to offer completely integrated blower assembly units for our medical equipment customers and quiet air movement solutions for our industrial customers within our Components segment. Annual sales for the twelve months preceding the acquisition were approximately $5 million.
On March 16, 2007, we acquired ZEVEX International, Inc. The purchase price, net of cash acquired, was $82 million, which was financed with credit facility borrowings, and $2 million in assumed debt. ZEVEX manufactures and distributes a line of ambulatory pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for hospital, nursing home, neonatal and patient home use. ZEVEX also designs, develops and manufactures surgical tools and sensors and provides engineered solutions for the medical marketplace. This acquisition further expands our participation in medical markets within our Medical Devices segment. Annual sales for the twelve months preceding the acquisition were approximately $42 million.
In the first quarter of 2007, we acquired a ball screw manufacturer for $2.6 million in cash and $2.9 million in assumed debt.

On August 24, 2006, we acquired McKinley Medical by issuing 445,725 shares of Moog Class A common stock valued at $15 million and $.6 million in cash, of which $.5 million was paid in the first quarter of 2007. McKinley Medical designs, assembles and distributes disposable pumps and accessories used principally to administer therapeutic drugs for chemotherapy and antibiotic applications, and post-operative medication for pain management. This acquisition further expands our participation in medical markets within our Medical Devices segment. Annual sales for the twelve months preceding the acquisition were approximately $5 million.
On April 7, 2006, we acquired Curlin Medical and affiliated companies. The adjusted purchase price was $77 million, which was financed with credit facility borrowings of $65 million and a $12 million 53-week unsecured note held by the sellers, which was paid on April 9, 2007. Curlin Medical is a manufacturer of infusion pumps that provide controlled delivery of therapeutic drugs to patients. This acquisition resulted in the initial formation of our newest segment, Medical Devices. Annual sales for the twelve months preceding the acquisition were approximately $23 million.
On November 23, 2005, we acquired Flo-Tork Inc. The adjusted purchase price was $26 million, which was financed with credit facility borrowings. Flo-Tork is a leading designer and manufacturer of hydraulic and pneumatic rotary actuators and specialized cylinders for niche military and industrial applications. This acquisition not only expands our reach within Industrial Controls, but also provides new opportunities for naval applications within Space and Defense Controls. Annual sales for the twelve months preceding the acquisition were approximately $10 million.
Our purchase price allocations for the ball screw manufacturer, McKinley Medical, ZEVEX and Thermal Control Products are based on preliminary estimates of fair values of assets acquired and liabilities assumed. These estimates are substantially complete.
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
In September 2006, the FASB issued SFAS No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires entities to recognize an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet, with changes in funded status being recognized in comprehensive income in the year in which the changes occur. This requirement is effective for fiscal years ending after December 15, 2006. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The implementation of SFAS No. 158 will not affect the Company’s results of operations or cash flows. We are unable to determine the effect on the Company’s financial position as the actual impact is dependent on a number of factors and assumptions, including the discount rates in effect and the fair value of plan assets at the measurement date.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(dollars in millions)	2007	2006	2007	2006

Net sales	$403.8	$333.5	$1,144.7	$965.7
Gross margin	35.1%	32.6%	34.2%	32.4%
Research and development expenses	$28.3	$18.2	$76.2	$47.8
Selling, general and administrative expenses as a percentage of sales	17.0%	16.0%	16.3%	16.4%
Interest expense	$8.3	$5.7	$20.4	$16.2
Effective tax rate	28.4%	32.0%	31.0%	34.0%
Net earnings	$25.6	$21.2	$74.1	$59.5

Our fiscal year ends on the Saturday in September or October that is closest to September 30. Our financial statements will include 52 weeks in 2007 and included 53 weeks in 2006. Our financial statements include 13 weeks for the three months ended June 30, 2007 and July 1, 2006, and 39 weeks for the nine months ended June 30, 2007 compared to 40 weeks for the nine months ended July 1, 2006. While this may have an impact on the comparability of the reported financial results, the impact cannot be determined.
Net sales increased $70 million, or 21%, in the third quarter of 2007 over the third quarter of 2006 and $179 million, or 19%, in the first nine months of the year. Sales increased in each of our segments even without considering the contributions from our acquisitions.
Our gross margin improved in the third quarter and first nine months of 2007 compared to the same periods last year due to favorable product mix in our Aircraft Controls, Space and Defense Controls and Industrial Controls segments. Our gross margin was also influenced by additions to contract loss reserves. Our additions to contract loss reserves were $1 million in the third quarter of 2007 compared to $4 million in the third quarter of 2006. For the first nine months our additions to contract loss reserves were $9 million in 2007 compared to $13 million in 2006. The higher level of contract loss reserves in 2006 primarily related to aircraft development contracts.
Research and development expenses significantly increased in the third quarter and first nine months of 2007 over the same periods last year. The higher level of research and development expenses largely relates to development activities on Boeing’s next generation commercial aircraft, the 787 Dreamliner, most recently to get initial flight-test hardware produced and through safety-of-flight testing.
Selling, general and administrative expenses as a percentage of sales increased in the third quarter of 2007 compared to the third quarter of 2006. Bid and proposal efforts, including work on the new Airbus A350, were higher and represents approximately one half of the increase. In addition, the cost structure of our new Medical Devices segment, which included ZEVEX for the entire third quarter, is higher than in our other markets and represents most of the remaining increase. Selling, general and administrative expenses as a percentage of sales for the first nine months of 2007 compared to 2006 were down slightly due to the efficiencies associated with our higher sales volume and a $2 million charge in 2006 related to the termination of an agreement with a long-standing sales representative. Those benefits were offset by the higher cost structure of Medical Devices.
Interest expense was higher in the third quarter and first nine months of 2007 compared to the same 2006 periods due to higher debt levels associated with our acquisitions, capital expenditures and working capital requirements. Higher interest rates in 2007 also contributed to the increase in interest expense over the comparable year-to-date period.
The effective tax rate for the third quarter and first nine months of 2007 was lower than the same 2006 periods as we benefited from research and development tax credits in 2007 as well as the mix of earnings from countries with lower tax rates. In addition, our effective tax rate for the first nine months of 2006 was negatively impacted by a $2 million write-off of a tax asset at our U.K. subsidiary resulting from an adverse European tax court ruling for an unrelated taxpayer.
Net earnings increased 20% and 25% in the third quarter and first nine months of 2007, respectively, and diluted earnings per share increased 18% in both the third quarter and first nine months of 2007 compared to 2006. Average common shares outstanding increased primarily as a result of the sale of 2,875,000 shares of Class A common stock on February 21, 2006.

2007 Outlook — We expect sales in 2007 to increase by 18% to approximately $1.54 billion with contributions coming from all segments. We expect margins to be 12.7% in 2007 compared to 12.4% in 2006. We expect our operating margins to increase in Space and Defense Controls, Industrial Controls, Components and Medical Devices but decline in Aircraft Controls as a result of the higher investment in research and development. We expect net earnings to increase to $101 million and diluted earnings per share to increase by 18% to $2.33.
2008 Outlook — We expect sales in 2008 to increase by a range of 11% to 12% to approximately $1.72 billion with increases in each of our segments. Sales are expected to increase $49 million in Aircraft Controls, between $33 million and $53 million in Industrial Controls, $39 million in Medical Devices, $33 million in Components and $14 million in Space and Defense Controls over 2007. We expect operating margins to be 13.1% in 2008 compared to 12.7% in 2007. We expect operating margins to increase in Aircraft Controls and Medical Devices, maintain their levels in Industrial Controls and Components and decline in Space and Defense Controls. We expect net earnings to increase to between $115 million and $118 million. We expect diluted earnings per share to increase by a range of 13% to 16% to between $2.63 and $2.71.
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
Aircraft Controls

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(dollars in millions)	2007	2006	2007	2006

Net sales — military aircraft	$81.8	$80.2	$237.7	$240.3
Net sales — commercial aircraft	68.0	49.7	188.6	144.3

	$149.8	$129.9	$426.3	$384.6
Operating profit	$15.8	$15.6	$43.7	$47.9
Operating margin	10.6%	12.0%	10.3%	12.5%
Backlog			$304.6	$275.1

Net sales in Aircraft Controls increased 15% in the third quarter and 11% in the first nine months of 2007 due to strong commercial aircraft sales. OEM sales to Boeing increased $10 million in the quarter and $25 million for the year-to-date period, including over $6 million associated with our first production order for the new Boeing 787 in the quarter and $15 million for the year-to-date period. Commercial aftermarket revenues also contributed $4 million of the increase in the quarter and $7 million in the year-to-date period, which reflects increased activity in commercial and business jets. Military aircraft sales were fairly level in the third quarter of 2007 as a result of sales to Japan of parts and subassemblies for the F-15 increasing $3 million and aftermarket activity decreasing $4 million. We believe the lower aftermarket reflects delays and deferred orders. Military aircraft sales were flat in the year-to-date period as sales increases in the V-22, Seahawk and Blackhawk helicopter programs were offset by $9 million of lower sales on the F-35 program.
Our operating margin decreased in the third quarter and first nine months of 2007, reflecting significant research and development efforts particularly on the Boeing 787 program. Total aircraft research and development expenses were $18 million and $48 million for the third quarter and first nine months of 2007, respectively, compared to $11 million and $27 million in the same periods of 2006. The third quarter of 2006 also benefited from the release of a loss reserve of over $1 million on a terminated program. Offsetting those declines in margin were lower charges to contract loss reserves. Additions to contract loss reserves were lower in the third quarter of 2007 compared to 2006 by $3 million and lower in the first nine months of 2007 compared to 2006 by $5 million.
Twelve-month backlog for Aircraft Controls increased to $305 million at June 30, 2007 from $275 million at July 1, 2006 largely related to strong commercial orders.
2007 Outlook for Aircraft Controls — We expect sales in Aircraft Controls to increase 9% to $573 million in 2007. Commercial aircraft sales are expected to increase 30% to $256 million, principally related to Boeing OEM, including the beginning of production on the 787, business jets on which production quantities are ramping up and commercial aftermarket. Within military aircraft, we expect sales to decrease $13 million mainly due to declining development activity on the F-35 Joint Strike Fighter. We expect our operating margin to be 10.5% in 2007, a decline from 12.6% in 2006, resulting from the high levels of research and development and the changing mix of business toward more lower margin commercial sales.
2008 Outlook for Aircraft Controls — We expect sales in Aircraft Controls to increase 9% to $623 million in 2008. Commercial aircraft sales are expected to increase 12% to $287 million, principally related to business jets and Boeing OEM. Within military aircraft, we expect sales to increase $18 million mainly due to increases in military aftermarket and the V-22 helicopter program. We expect our operating margin to be 11.4% in 2008, an improvement from 10.5% in 2007, resulting mainly from lower research and development spending.

Space and Defense Controls

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(dollars in millions)	2007	2006	2007	2006

Net sales	$47.8	$36.1	$138.7	$112.2
Operating profit	$6.2	$3.6	$18.7	$10.1
Operating margin	12.9%	10.0%	13.5%	9.0%
Backlog			$126.0	$122.4

Net sales in Space and Defense Controls increased 32% in the third quarter and 24% in the first nine months of 2007 due principally to new defense controls programs. The Marine’s Light-Armored Vehicle (LAV-25) program, which had only $1 million of sales during the third quarter of 2006, generated $5 million of sales in the third quarter of 2007 and $13 million year-to-date. Future Combat Systems, which started in the third quarter of 2006 with a negligible amount of sales, generated $3 million of sales this quarter and $8 million year-to-date.
Our operating margin for Space and Defense Controls was strong in the third quarter and first nine months of 2007, due largely to strong sales volume and favorable product mix. The first nine months of 2007 also favorably compares to the first nine months of 2006 due to the $2 million charge associated with the termination of a sales representative agreement in the first quarter of 2006.
Twelve-month backlog for Space and Defense Controls increased to $126 million at June 30, 2007 from $122 million at July 1, 2006 due to increased orders for various satellite and tactical missile programs, partially offset by decreased orders in defense controls programs.
2007 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase 23% to $182 million in 2007. Sales of defense controls, including hardware for LAV-25 and Future Combat Systems, are expected to increase significantly. We expect our operating margin in 2007 to be 13.5%, an improvement over the 9.0% we achieved in 2006, due to strong sales volume and favorable product mix.
2008 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase 7% to $196 million in 2008. We expect increases in commercial space transportation initiatives and the Space Shuttle replacement programs, which includes work on the Ares I Crew Launch and Orion Crew Exploration vehicles. We expect sales of defense controls to decrease as the LAV-25 program will finish in the early part of 2008 and Future Combat Systems will be at a lower level. We expect our operating margin in 2008 to decrease to 12.0%, down from 13.5% in 2007, as a result of a shift towards a larger portion of sales coming from lower margin cost plus contracts.

Industrial Controls

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(dollars in millions)	2007	2006	2007	2006

Net sales	$111.7	$99.5	$324.8	$286.4
Operating profit	$15.4	$12.0	$43.7	$35.2
Operating margin	13.8%	12.1%	13.4%	12.3%
Backlog			$138.8	$118.8

Net sales in Industrial Controls increased 12% in the third quarter and 13% in the first nine months of 2007. Sales were up substantially in three of our major markets: plastics making machinery, presses and metal forming and heavy industry, reflecting strong demand in Europe. In addition, sales of gauge controls for steel mills have been strong in China. Stronger foreign currencies, in particular the euro, compared to the U.S. dollar had a positive impact on sales, representing over a third of the sales increases in both periods.
Our operating margin for Industrial Controls improved in the third quarter and first nine months of 2007 over the comparable 2006 periods due to higher volume and a more favorable product mix.
The higher level of twelve-month backlog for Industrial Controls at June 30, 2007 compared to July 1, 2006 primarily relates to increased orders for motion simulator programs.
2007 Outlook for Industrial Controls — We expect sales in Industrial Controls to increase 15% to $436 million in 2007. The expected sales growth comes from nearly all of our major markets, most notably from plastics making machinery, motion simulation, presses and metal forming, and gauge controls for steel mills. We expect our operating margin to be 13.5% in 2007, an improvement over our 2006 margin of 11.8%, due to stronger sales and improved operating efficiencies.
2008 Outlook for Industrial Controls — We expect sales in Industrial Controls to increase between 8% and 12% to an amount in the range of $469 million to $489 million in 2008. The expected sales growth comes primarily from motion simulation, aftermarket and test equipment. We expect our operating margin to be 13.5% in 2008, similar to the strong performance we expect in 2007.

Components

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(dollars in millions)	2007	2006	2007	2006

Net sales	$72.8	$61.3	$210.5	$176.0
Operating profit	$10.9	$10.1	$33.8	$28.5
Operating margin	14.9%	16.4%	16.1%	16.2%
Backlog			$151.2	$114.9

Net sales in Components increased 19% in the third quarter and 20% in the first nine months of 2007 with improvements in every major market. Aircraft sales increased $4 million in the quarter and $16 million year-to-date due mainly to increased military procurement over a broad range of customers and programs as well as growth in commercial aircraft products. Sales of medical equipment components, such as motors used in sleep apnea machines, improved $3 million in the quarter and $4 million year-to-date. Sales of defense controls, including foreign military sales of fiber optic modems for battlefield communication and various components supplied on the commander’s independent viewer for the Bradley fighting vehicle contributed $2 million to the quarter over quarter increase and $8 million for the year-to-date increase. In addition, marine market sales were up $2 million in the quarter and $6 million year-to-date.
The operating margin decline in the third quarter of 2007 relative to 2006 is a result of unusually high margins in the 2006 period as a result of product mix that quarter and lower than normal research and development spending. The margins on a year-to-date basis for both 2007 and 2006 are comparable.
The higher level of twelve-month backlog at June 30, 2007 compared to July 1, 2006 primarily relates to increased orders in defense controls and military aircraft programs.
2007 Outlook for Components — We expect sales in Components to increase 18% to $281 million in 2007. We expect the largest sales increases in 2007 to be in controls for aircraft and defense controls. We expect our operating margin to be 15.8% in 2007, a slight increase in margin performance from the 15.5% we achieved in 2006.
2008 Outlook for Components — We expect sales in Components to increase 12% to $314 million in 2008. We expect the largest sales increases in 2008 to come almost equally from medical markets, industrial markets, which will benefit from the acquisition of Thermal Control Products, and defense controls. We expect our operating margin to be 15.8% in 2008, the same strong margin performance we expect to achieve in 2007.
Medical Devices

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(dollars in millions)	2007	2006	2007	2006

Net sales	$21.7	$6.6	$44.4	$6.6
Operating profit	$.8	$(.2)	$4.1	$(.2)
Operating margin	3.8%	(3.6%)	9.3%	(3.6%)
Backlog			$10.4	$2.6

The Medical Devices segment was established in the third quarter of 2006 as a result of the acquisition of Curlin Medical. In the fourth quarter of 2006, the McKinley Medical acquisition added to this segment and the acquisition of ZEVEX in the second quarter of 2007 further expands this segment.
Our operating margin for Medical Devices was 3.8% in the third quarter of 2007, down from the first half of 2007. Our operating margin was negatively impacted in the third quarter of 2007 primarily as a result of lower pump sales in the quarter.
2007 Outlook for Medical Devices — We expect sales in Medical Devices to be $70 million in 2007, our first full year of sales in this segment. We expect our operating margin to be 10.0% after including over $6 million of purchase accounting adjustments, including amortization of intangible assets and write-offs associated with inventory step-ups.
2008 Outlook for Medical Devices — We expect sales in Medical Devices to be $109 million in 2008, our first full year of sales in this segment with ZEVEX. We expect our operating margin to increase to 15.0% as we gain efficiencies associated with the integration of the ZEVEX acquisition and this new segment.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
	June 30,	July 1,
(dollars in millions)	2007	2006

Net cash provided (used) by:
Operating activities	$7.3	$30.2
Investing activities	(165.8)	(144.2)
Financing activities	156.7	125.5

Cash flow from operations and available borrowing capacity provide us with resources needed to run our operations, continually reinvest in our business and take advantage of acquisition opportunities as they may arise.
Operating activities
Net cash provided by operating activities decreased in the first nine months of 2007 compared to 2006. The decrease relates to higher working capital requirements related primarily to receivables, inventories and payables associated with our increasing sales and higher income tax payments. The increase in receivables is partially driven by the 787 program where suppliers are not scheduled to be paid for delivered hardware until the first airplane is delivered to an airline in mid to late 2008. The decrease was only partially offset by higher earnings adjusted for non-cash charges.
Investing activities
Net cash used by investing activities in the first nine months of 2007 consisted of $82 million, net of cash acquired, for the acquisition of ZEVEX, $4 million paid towards the acquisition of Thermal Control Products, a $3 million purchase price for a ball screw manufacturer and $78 million of capital expenditures. The high level of capital expenditures in the first nine months of 2007 resulted from spending associated with the Boeing 787 production program and, to a lesser extent, facility expansions. Net cash used by investing activities in the first nine months of 2006 consisted of $65 million for the acquisition of Curlin Medical and the $24 million purchase price for the Flo-Tork acquisition, offset partially by a purchase price adjustment related to our July 2005 acquisition of the Power and Data Technologies Group of the Kaydon Corporation, and $60 million of capital expenditures.
Financing activities
Net cash provided by financing activities in the first nine months of 2007 reflects the use of our U.S. credit facility to finance the ZEVEX acquisition in March 2007 and to fund our higher working capital requirements and capital expenditures, partially offset by the payment of the $12 million note for the Curlin Medical acquisition. The comparable 2006 period reflects the net proceeds of $85 million received from the issuance of Class A common stock and additional borrowings on our revolving credit facility.
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
On October 25, 2006, we amended our U.S. credit facility. Previously our credit facility consisted of a $75 million term loan and a $315 million revolver. Our new revolving credit facility, which matures on October 25, 2011, increased our borrowing capacity to $600 million. The new revolving credit facility had an outstanding balance of $326 million at June 30, 2007. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which increased to 125 basis points during the third quarter of 2007 as a result of our acquisition of ZEVEX. The credit facility is secured by substantially all of our U.S. assets.
The U.S. credit facility contains various covenants. The covenant for minimum net worth, defined as total shareholders’ equity adjusted to maintain the amounts of accumulated other comprehensive loss at the level in existence as of September 30, 2006 is $550 million. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt including letters of credit to EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $110 million in 2007, $85 million in 2008 and $90 million thereafter. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash stock related expenses minus (ii) other non-cash items increasing consolidated net income. We are in compliance with all covenants.
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
At June 30, 2007, we had $297 million of unused borrowing capacity, including $262 million from the U.S. credit facility after considering standby letters of credit.
Total debt to capitalization was 39% at June 30, 2007 and 34% at September 30, 2006. The increase in total debt to capitalization is due to amounts borrowed to fund acquisitions, capital expenditures and working capital requirements, offset by earnings for the first nine months of 2007.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Controls. About one-third of our 2006 sales were denominated in foreign currencies including the euro and British pound. During the first nine months of 2007, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars contributed $21 million to the sales increase over the same period one year ago. During 2006, the U.S. dollar strengthened against these currencies and the translation of the results of our foreign subsidiaries into U.S. dollars reduced sales by $13 million compared to 2005.

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

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures. Moog carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended June 30, 2007.

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar Value)
			Shares Purchased	of Shares that
	(a) Total Number of	(b) Average Priced	As Part of Publicly	May Yet Be Purchased
	Shares Purchased	Paid	Announced Plans or	Under the Plans or
Period	(1)(2)	Per Share	Programs (2)	Programs (2)

April 1 - 30, 2007	—	$—	N/A	N/A
May 1 - 31, 2007	6,500	$43.62	N/A	N/A
June 1 - 30, 2007	—	$—	N/A	N/A

Total	6,500	$43.62	N/A	N/A

(1)	The purchases during May represent the purchase of 6,500 shares of Class B common stock from the Moog family at $43.62 per share.

(2)	In connection with the exercise and vesting of stock options, we accept, from time to time, delivery of shares to pay the exercise price of employee stock options. We do not otherwise have any plan or program to purchase our common stock.

Item 6. Exhibits

(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
(Registrant)
Date: August 7, 2007	By	/s/ Robert T. Brady
Robert T. Brady
Chairman Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2007	By	/s/ Robert R. Banta
Robert R. Banta
Executive Vice President Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2007	By	/s/ Donald R. Fishback
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