Form 10-K
period 2007-09-29
MOOG INC
filed 2007-11-27
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended      September 29, 2007
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                               Commission file number       1-5129
(Exact Name of Registrant as Specified in its Charter)

New York	16-0757636
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

East Aurora, New York	14052-0018
(Address of Principal Executive Offices)	(Zip Code)
     Registrant’s Telephone Number, Including Area Code: (716) 652-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $1.00 Par Value	New York Stock Exchange
Class B Common Stock, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:           None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      √          No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes                  No      √
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      √          No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      √
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer      √           Accelerated filer                 Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes                No      √
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on March 30, 2007, the last business day of the registrant’s most recently completed second quarter, was approximately $1,536 million.
The number of shares of common stock outstanding as of the close of business on November 23, 2007 was:
Class A 38,330,731; Class B 4,116,950.
Portions of the 2007 Proxy Statement to Shareholders (“2007 Proxy”) are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business.

Description of the Business. Moog is a worldwide designer, manufacturer and integrator of precision control components and systems. Moog’s high-performance systems control military and commercial aircraft, satellites and space vehicles, launch vehicles, missiles, automated industrial machinery and medical equipment. We have five operating segments: Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices.
Comparative segment revenues, operating profits and related financial information for 2007, 2006 and 2005 are provided in Note 15 of Item 8, Financial Statements and Supplementary Data, on pages 89 through 92 of this report.
Aircraft Controls. Our largest segment is Aircraft Controls. This segment generates revenues from three major markets: military aircraft, commercial aircraft and aftermarket support. We differentiate ourselves in these markets by offering a complete range of technologies, system integration capabilities and superior customer service.
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
Typically, development programs require concentrated periods of research and development by our engineering teams and involve design, development, testing and integration. Production programs are generally long-term manufacturing efforts that extend for as long as the aircraft builder receives new orders. Margins are better on production programs because more consistent shipment rates create efficiencies. Revenues on production programs usually exhibit predictable trends driven by the demand for new aircraft. We are currently working on several large development programs including the F-35 Joint Strike Fighter, Boeing 787 Dreamliner, Indian Light Combat Aircraft, Airbus A400M and Boeing’s extended range 747-8. Our large military production programs include the F/A-18E/F Super Hornet and the V-22 Osprey. Our large commercial production programs include the full line of Boeing 7-series aircraft. Aftermarket support is the result of our original equipment heritage. With our equipment flying on active aircraft around the world, we support the major commercial airlines globally, various U.S. government agencies and many of the U.S.’s overseas allies. This part of our business is partially affected by hours flown for commercial transports and by hours flown and environmental factors for military aircraft. However, the largest factors in our aftermarket business are our ability to respond to customers’ needs for rapid turnaround times and their desire for factory warranted parts and repairs.
Aircraft Controls customers include Boeing, Lockheed Martin, Airbus, BAE, Bombardier, Gulfstream, Hawker Beechcraft, Honeywell, Northrop Grumman and the U.S. Government.
In Aircraft Controls, principal competitors include Parker Hannifin, Nabtesco, GE, Goodrich, Liebherr, HR Textron, Curtiss-Wright and Hamilton Sundstrand.
Space and Defense Controls. Space and Defense Controls has several important markets that generate segment revenues such as satellites and space vehicles, defense controls, launch vehicles, strategic missiles, missile defense and tactical missiles. As a result of the 2007 acquisition of QuickSet International, Inc., we have accelerated business development in the homeland defense market. We differentiate ourselves in these markets by having unique competence in the most difficult applications, complex motion and fluid control systems technology, innovative design and comprehensive project management capabilities.
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

Commercial satellites and launcher markets are influenced by the telecommunications companies’ needs for capacity and the age and condition of their existing satellites. Orders for military satellites and launchers depend on the need for bandwidth. Defense controls revenues are driven mostly by U.S. and European military spending priorities. Tactical and strategic missile production depends on customer inventory levels. NASA’s various space programs and new exploration initiatives, such as the Constellation Program to replace the Space Shuttle, depend on relevant funding from NASA.
Customers include Alliant Techsystems, Lockheed Martin, Astrium, Raytheon, General Dynamics, United Technologies – Pratt & Whitney Rocketdyne, Aerojet, DRS Technologies and Boeing.
In Space and Defense Controls, principal competitors include Honeywell, HR Textron, Parker Hannifin, MPC, Vacco, Valvetech, Marotta, Ketema, Starsys, Sabca, Curtiss-Wright, ESW, Ampac ISP, Aerojet, Valcor, Aeroflex, Oerliken, Hamilton Sundstrand, Limitorque, R Vision and Axys Technologies.
Industrial Systems. Industrial Systems is a diverse segment, serving customers around the world and in many markets. Six major markets, plastics making machinery, simulation, power generating turbines, test, metal forming and heavy industry, generate over 60% of total sales in this segment. We differentiate ourselves in industrial markets by providing performance-based, customized products and systems, process expertise, best-in-class products in every leading technology and superior aftermarket support.
For the plastics making machinery market, we design, manufacture and integrate systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. We supply electromechanical motion simulation bases for the flight simulation and training markets. In the power generation turbine market, we design, manufacture and integrate complete control assemblies for fuel, steam and variable geometry control applications that include wind turbines. For the test markets, we supply controls for automotive, structural and fatigue testing. Metal forming markets use our designed and manufactured systems that provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses our high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. Other markets include oil exploration, material handling, auto racing, carpet tufting, paper mills and lumber mills.
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
Customers include FlightSafety, Tuftco, Huskey, Cooper, CAE, Arburg, Metso and Schlumberger.
In Industrial Systems, principal competitors include Bosch Rexroth, Eaton Vickers, Danaher, Baumueller, Siemens and Hydraudyne.
Components. Components shares many of the same markets that drive sales in our other segments, including military and commercial aerospace, defense controls and industrial and medical applications. We also participate in the market for highly specialized marine applications.
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

Continuous demand for product innovation in the medical equipment, homeland defense, aircraft protection, underwater installations, navigation systems and industrial machinery markets influence Components. Recent product innovation has resulted in lighter and smaller motors and increases in fiber optic bandwidth for CT scans. Other opportunities for growth will come from this segment’s penetration of international markets as it increasingly collaborates with our international sales engineers in our European and Pacific markets.
Customers include Respironics, Raytheon, Lockheed Martin, Honeywell, Philips Medical and the U.S. Government.
In Components, principal competitors include Danaher, Allied Motion, Ametek, MPC, Axsys, Schleifring, Airflyte, Smiths, Kearfott and Electro-Miniatures.
Medical Devices. Medical Devices is our newest segment, formed as a result of the acquisition of Curlin Medical in April 2006. The segment further expanded with the acquisitions of McKinley Medical in August 2006 and ZEVEX International in March 2007. This segment operates within the overall healthcare market, which is experiencing significant growth. We are beginning to differentiate ourselves in this market by advancing technology used in infusion therapy and enteral feeding and establishing key relationships with distribution and manufacturing companies.
The segment operates within three medical devices market areas: infusion therapy, enteral clinical nutrition and sensors and surgical handpieces. Within infusion therapy, our primary products are electronic ambulatory infusion pumps along with the necessary administration sets and disposable infusion pumps. Applications of these products include hydration, nutrition, patient controlled analgesia, local anesthesia, chemotherapy and antibiotics. We manufacture and distribute a complete line of portable pumps, stationary pumps, and disposable sets that are used in the delivery of enteral nutrition for patients in their own homes, in hospitals and in long-term care facilities. We manufacture and distribute ultrasonic and optical sensors used to detect air bubbles and ensure accurate fluid delivery. Our surgical handpieces are used to safely fragment and aspirate tissue in common medical procedures such as cataract removal.
The medical devices markets we operate in are influenced by trends in post-operative pain management, use of regional anesthesia, overall demographics and the aging of technology, all of which have created significant opportunities for us.
Key relationships with leading medical distribution and manufacturing companies like B. Braun, Royal Numico and DJO Inc. provide us with access to multiple medical markets and distribution channels.
In Medical Devices, principal competitors include Smiths Medical, Hospira, Alcon, Baxter International, CME, I-Flow, Kendall, Fresenius Kabi and Ross.
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
Industry and Competitive Conditions. We experience considerable competition in our aerospace, defense, industrial and medical markets.
We believe that the principal points of competition in our markets are product quality, design and engineering capabilities, product development, conformity to customer specifications, quality of support after the sale, timeliness of delivery and effectiveness of the distribution organization. We believe we compete effectively on all of these bases.
Government Contracts. All U.S. Government contracts may be subject to termination at the election of the Government.
Backlog. Substantially all backlog will be realized as sales in the next twelve months. Also see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 49 of this report.
Raw Materials. Materials, supplies and components are purchased from numerous suppliers. We believe the loss of any one supplier, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.
Working Capital. See the discussion on operating cycle in Note 1 of Item 8, Financial Statements and Supplementary Data, on page 69 of this report.
Seasonality. Our business is generally not seasonal.

Patents. We own numerous patents and have filed applications for others. While the protection afforded by these patents is of value, we do not consider the successful conduct of any material part of our business to be dependent upon such protection. Our patents and patent applications, including U.S. and international patents, relate to electrohydraulic, electro–pneumatic and electromechanical actuation mechanisms and control valves, electronic control component systems and interface devices. We have trademark and trade name protection in major markets throughout the world.
Research Activities. Research and product development activity has been, and continues to be, significant for us. Research and development increased to $103 million in 2007 from $69 million in 2006 and $44 million in 2005. The increases in 2007 and 2006 are largely a result of increasing development activities on Boeing’s next generation commercial aircraft, the 787 Dreamliner. During 2007, $15 million of the increase was attributable to work on the Boeing 787, which in total was $46 million in 2007. We also had another $8 million of increases on other aircraft projects and $3 million was a result of acquisitions. Boeing 787 was almost three-quarters of the increase in 2006 from 2005.
Employees. On September 29, 2007, we employed 8,364 full–time employees, compared to 7,273 full-time employees on September 30, 2006.
Customers. Our customers fall into three groups, Original Equipment Manufacturers, or OEMs, that are customers of our aerospace and defense markets, OEM customers of our industrial and medical businesses and aftermarket customers in all of our markets. Aerospace and defense OEM customers collectively represented approximately 44% of 2007 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long–term agreements. Our OEM sales of industrial and medical controls and devices, which represented approximately 37% of 2007 sales, are to a wide diversity of customers around the world and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our product applications. Our major aftermarket customers are the U.S. Government and commercial airlines.
Sales to the Boeing Company represented approximately 10% of consolidated sales in 2007, including sales to Boeing Commercial, which represented approximately 5% of 2007 sales. Sales to Lockheed Martin were approximately 7% of sales. Sales arising from U.S. Government prime or subcontracts, including military sales to Boeing and Lockheed Martin, were approximately 30% of sales. Sales to these customers are made primarily through Aircraft Controls, Space and Defense Controls and Components.
International Operations. Our operations outside the United States are conducted through wholly–owned foreign subsidiaries and are located predominantly in Europe and the Asian–Pacific region. See Note 15 of Item 8, Financial Supplementary Data, on pages 89 through 92 of this report for information regarding sales by geographic area and Exhibit 21 of Item 15, Exhibits and Financial Statement Schedules, on pages 100 and 101 of this report for a list of subsidiaries. Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.
Environmental Matters. See the discussion in Note 16 of Item 8, Financial Statements and Supplementary Data, on page 92 of this report.
Website Access to Information. Our internet address is www.moog.com. We make our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and, if applicable, amendments to those reports, available on the investor information portion of our website. The reports are free of charge and are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. We have posted our corporate governance guidelines, board committee charters and code of ethics to the investor information portion of our website. This information is available in print to any shareholder upon request. All requests for these documents should be made to Moog’s Manager of Investor Relations by calling (716) 687–4225.
Executive Officers of the Registrant. Other than Lawrence J. Ball and John B. Drenning, the principal occupations of our officers for the past five years have been their employment with us. John B. Drenning’s principal occupation is partner in the law firm of Hodgson Russ LLP.
On January 16, 2004, Lawrence J. Ball was named Vice President and General Manager of the Components Group. His employment with Moog began on September 30, 2003, when we acquired the Poly–Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation. Previously he was Poly-Scientific’s President, a position he assumed in 1996.
On January 14, 2005, Harald E. Seiffer was named Vice President and continues as Business Development Manager for Moog Europe. Previously he was General Manager of Moog GmbH.

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

Executive Officers and Management	Age	Year First Elected Officer

Robert T. Brady
Chairman of the Board; President; Chief Executive Officer;
Director; Member, Executive Committee	66	1967

Richard A. Aubrecht
Vice Chairman of the Board; Vice President – Strategy and Technology;
Director; Member, Executive Committee	63	1980

Robert R. Banta
Executive Vice President; Chief Financial Officer; Assistant Secretary;
Director; Member, Executive Committee	65	1983

Joe C. Green
Executive Vice President; Chief Administrative Officer;
Director; Member, Executive Committee	66	1973

Stephen A. Huckvale
Vice President	58	1990

Martin J. Berardi
Vice President	51	2000

Warren C. Johnson
Vice President	48	2000

Jay K. Hennig
Vice President	47	2002

Lawrence J. Ball
Vice President	53	2004

Harald E. Seiffer
Vice President	48	2005

Sasidhar Eranki
Vice President	53	2006

John R. Scannell
Vice President	44	2006

Donald R. Fishback
Controller; Principal Accounting Officer	51	1985

Timothy P. Balkin
Treasurer; Assistant Secretary	48	2000

John B. Drenning
Secretary	70	1989

Item 1A. Risk Factors.

The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles and domestic and foreign economic conditions and events. For example, demand for our industrial systems products is dependent upon several factors, including capital investment, product innovations, economic growth, cost-reduction efforts and technology upgrades. In addition, the commercial airline industry is highly cyclical and sensitive to fuel price increases, labor disputes and economic conditions. These factors could result in a reduction in the amount of air travel. A reduction in air travel could reduce orders for new aircraft for which we supply flight controls and for spare parts and services and reduce our sales. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or at all.
We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2007, sales under U.S. Government contracts represented 30% of our total sales, primarily within Aircraft Controls, Space and Defense Controls and Components. Sales to foreign governments represented 8% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in government expenditures may result in a reduction in the volume of contracts awarded to us. We may have resources applied to specific government contracts and, if any of those contracts were terminated, we may incur substantial costs redeploying these resources.
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
We make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings. We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls. Revenue representing 34% of 2007 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue on contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods.
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

We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. For the year ended September 29, 2007, fixed-price contracts represented 80% of our sales that were accounted for using the percentage of completion, cost-to-cost method of accounting. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which could reduce our net sales and net earnings. Loss reserves are more common on fixed-price contracts that involve the design and development of new and unique controls or control systems to meet the customer’s specifications.
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
The loss of Boeing or Lockheed Martin as a customer or a significant reduction in sales to either company would reduce our sales and earnings. We provide Boeing with controls for both military and commercial applications, which, in total, were 10% of our 2007 sales. Sales to Boeing’s commercial airplane group were 5% of 2007 sales. These commercial sales are generally made under a long-term supply agreement through 2012. Sales to Lockheed Martin were 7% of our 2007 sales. The loss of Boeing or Lockheed Martin as a customer or a significant reduction in sales to either company would significantly reduce our sales and earnings.
We operate in highly competitive markets with competitors who may have greater resources than we possess, which could reduce the volume of products we can sell and our operating margins. Many of our products are sold in highly competitive markets. Some of our competitors, especially in our industrial and medical markets, are larger, more diversified corporations and have greater financial, marketing, production and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns. Our operations and financial performance will be negatively impacted if our competitors:
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
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth and cause us to violate covenants in our bank credit facility. Goodwill and other intangible assets are a substantial portion of our assets. At September 29, 2007, goodwill was $538 million and other intangible assets were $82 million of our total assets of $2 billion. Our goodwill may increase in the future since our strategy includes growing through acquisitions. We may have to write-off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. A write-off of goodwill or other intangible assets could also cause us to violate covenants in our bank credit facility that require a minimum level of net worth. This could result in our being unable to borrow under our bank credit facility or being obliged to refinance or renegotiate the terms of our bank indebtedness.
Our sales and earnings growth may be reduced if we cannot implement our acquisition strategy. Acquisitions are a key part of our growth strategy. Our historical growth has depended, and our future growth is likely to depend, in large part, on our ability to successfully implement our acquisition strategy, and the successful integration of acquired businesses into our existing operations. We intend to continue to seek additional acquisition opportunities in accordance with our acquisition strategy, both to expand into new markets and to enhance our position in existing markets throughout the world. If we are unable to successfully identify suitable candidates, negotiate appropriate acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets, our sales and earnings growth would be reduced.
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

Future terror attacks, war, or other civil disturbances could negatively impact our business. Terror attacks, war or other disturbances could lead to economic instability and decreases in demand for commercial products, which could negatively impact our business, financial condition and results of operations. Terrorist attacks worldwide have caused instability from time to time in global financial markets and the aviation industry. In 2007, 18% of our net sales was related to commercial aircraft. The long-term effects of terrorist attacks on us are unknown. These attacks and the U.S. Government’s continued efforts against terrorist organizations may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability.
Our operations in foreign countries expose us to political risks and adverse changes in local legal, tax and regulatory schemes. In 2007, 39% of our consolidated revenue was from customers outside of North America. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include, without limitation, the following:
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
Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business. In 2007, 14% of our sales was subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with the government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.
Our facilities could be damaged by catastrophes which could reduce our production capacity and result in a loss of customers. We conduct our operations in facilities located throughout the world. Any of these facilities could be damaged by fire, floods, earthquakes, power loss, telecommunication and information systems failure or similar events. Our facilities in Southern California, Japan and the Philippines are particularly susceptible to earthquakes. These facilities accounted for 20% of our manufacturing, assembly and test capacity in 2007. Although we carry property insurance, including earthquake insurance and business interruption insurance, our inability to meet customers’ schedules as a result of a catastrophe may result in a loss of customers or significant additional costs such as penalty claims under customer contracts.
The failure of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products may necessitate a product recall. We include complex system design and components in our products that could contain errors or defects, particularly when we incorporate new technology into our products. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. We are also exposed to product liability claims. Many of our products are used in applications where their failure is likely to result in significant property loss and serious personal injury or death. We carry aircraft and non-aircraft product liability insurance consistent with industry norms. However, these insurance coverages may not be sufficient to fully cover the payment of any potential claim. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

Our international operations pose currency and other risks that may adversely impact sales and earnings. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations have sales to foreign customers. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. The translation of our sales in foreign currencies, primarily the euro, British pound and Japanese yen, to the U.S. dollar had a $29 million positive impact on sales for 2007 using average exchange rates for 2007 compared to average exchange rates for 2006 and a $9 million negative impact on sales for 2006 using average exchange rates for 2006 compared to average exchange rates for 2005.
Our operations are subject to environmental laws, and complying with those laws may cause us to incur significant costs. Our operations and facilities are subject to numerous stringent environmental laws and regulations. Although we believe that we are in material compliance with these laws and regulations, future changes in these laws, regulations, or interpretations of them, or changes in the nature of our operations may require us to make significant capital expenditures to ensure compliance. We have been and are currently involved in environmental remediation activities, the cost of which may become significant depending on the discovery of additional environmental exposures at sites that we currently own or operate and at sites that we formerly owned or operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On September 29, 2007, we occupied 3,492,000 square feet of space in the United States and countries throughout the world, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total

Aircraft Controls	1,012,000	239,000	1,251,000

Space and Defense Controls	268,000	116,000	384,000

Industrial Systems	758,000	382,000	1,140,000

Components	513,000	100,000	613,000

Medical Devices	51,000	32,000	83,000

Corporate Headquarters	–	21,000	21,000

Total	2,602,000	890,000	3,492,000

Aircraft Controls has principal manufacturing facilities located in New York, Utah, California, England and the Philippines. Space and Defense Controls has primary manufacturing facilities located in New York, California, Ohio, Illinois and Germany. Industrial Systems has principal manufacturing facilities located in New York, Germany, Italy, Japan, The Netherlands, Luxembourg, Ireland and India. Components has principal manufacturing facilities located in Virginia, North Carolina, Pennsylvania, Canada and England. Medical Devices has manufacturing facilities in California and Utah. Our corporate headquarters is located in East Aurora, New York.
We believe that our properties have been adequately maintained and are generally in good condition. Operating leases for properties expire at various times from 2008 through 2018. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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
Quarterly Stock Prices

	Class A		Class B
Fiscal Year Ended	High	Low	High	Low

September 29, 2007

1st Quarter	$40.50	$33.91	$40.35	$33.97

2nd Quarter	41.74	35.03	41.34	35.75

3rd Quarter	45.16	40.22	45.00	40.26

4th Quarter	49.42	37.20	45.50	37.75

September 30, 2006

1st Quarter	$32.24	$27.41	$32.15	$27.86

2nd Quarter	36.00	27.53	35.34	28.00

3rd Quarter	40.65	32.65	40.90	33.00

4th Quarter	37.22	29.60	36.70	30.22

The number of shareholders of record of Class A common stock and Class B common stock was 1,149 and 514, respectively, as of November 23, 2007.
We did not pay dividends on our Class A common stock or Class B common stock in 2006 or 2007 and have no plans to do so in the forseeable future.
The following table summarizes our purchases of our common stock for the quarter ended September 29, 2007.
Issuer Purchases of Equity Securities

(d) Maximum
			(c) Total Number	Number (or Approx.
			of Shares	Dollar Value) of
	(a) Total		Purchased as	Shares that May
	Number	(b) Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under Plans
Period	Purchased (1)	Per Share	or Programs (1)	or Programs (1)

July 1-31, 2007	–	$–	N/A	N/A

August 1-31, 2007	–	$–	N/A	N/A

September 1-29, 2007	4,324	$39.14	N/A	N/A

Total	4,324	$39.14	N/A	N/A

(1)	In connection with the exercise and vesting of stock options, we from time to time accept delivery of shares to pay the exercise price of employee stock options. During September, we accepted the delivery of shares in connection with the exercise of stock options. We do not otherwise have any plan or program to purchase our common stock.

The following graph and table show the growth in the Company’s Class A common stock compared to the NYSE Composite – Total Return Index and the S&P Aerospace and Defense Index for a $100 investment made on September 30, 2002, including the reinvestment of any dividends.
Comparison of Five Year Cumulative Total Return

	9/02	9/03	9/04	9/05	9/06	9/07

Moog Inc. Class A	$100.00	138.71	192.68	235.03	275.96	349.84

NYSE Composite – Total Return Index	$100.00	109.74	135.24	187.23	173.56	269.01

S&P Aerospace & Defense Index	$100.00	102.04	136.55	158.33	191.88	255.01

Item 6. Selected Financial Data.

For a more detailed discussion of 2005 through 2007, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 49 through 63 of this report and Item 8, Financial Statements and Supplementary Data, on pages 65 through 96 of this report.

(dollars in thousands except per share data)	2007 (1)	2006	(1)(2)	2005	(1)(3)	2004 (4)	2003 (5)

RESULTS FROM OPERATIONS

Net sales	$1,558,099		$1,306,494		$1,051,342	$938,852	$755,490

Net earnings	$100,936		$81,346		$64,792	$57,287	$42,695

Net earnings per share (6)

Basic	$2.38		$2.01		$1.68	$1.48	$1.24

Diluted	$2.34		$1.97		$1.64	$1.45	$1.22

Weighted-average shares outstanding (6)

Basic	42,429,711		40,558,717		38,608,235	38,796,381	34,328,052

Diluted	43,149,481		41,247,689		39,498,834	39,592,224	34,860,206

FINANCIAL POSITION

Total assets	$2,006,179		$1,607,654		$1,303,327	$1,124,928	$991,580

Working capital	616,623		420,495		312,706	321,805	340,776

Indebtedness – senior	417,434		186,451		148,773	311,289	256,660

– senior subordinated	200,089		200,107		200,124	–	–

Shareholders’ equity	877,212		762,856		521,037	471,656	424,148

Shareholders’ equity per common share outstanding (6)	20.63		18.04		13.48	12.23	10.93

SUPPLEMENTAL FINANCIAL DATA

Capital expenditures	$96,988		$83,555		$41,188	$34,297	$28,139

Depreciation and amortization	52,093		47,077		36,207	35,508	29,535

Research and development	102,603		68,886		43,561	29,729	30,497

Twelve-month backlog	774,548		645,032		539,186	449,896	367,983

RATIOS

Net return on sales	6.5%		6.2%		6.2%	6.1%	5.7%

Return on shareholders’ equity	12.3%		12.9%		12.8%	12.6%	12.5%

Current ratio	2.93		2.37		2.09	2.42	2.61

Total debt to capitalization (7)	41.3%		33.6%		40.1%	39.8%	37.7%

(1)	Includes the effects of acquisitions. See Note 2 of the Consolidated Financial Statements at Item 8 of this report.

(2)	Includes the effects of the adoption of SFAS No. 123(R), “Share-Based Payment,” under which we began recording stock-based compensation expense in 2006. Also includes the offering and sale of Class A Common Stock on February 21, 2006. See Notes 1, 11 and 12 of the Consolidated Financial Statements at Item 8 of this report.

(3)	Includes the effects of the issuance of senior subordinated notes on January 10, 2005 and September 12, 2005.

(4)	Includes the effects of the acquisition of the net assets of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, on September 30, 2003.

(5)	Includes the effects of the redemption of the senior subordinated notes on May 1, 2003 and the issuance of Class A common stock in September 2003.

(6)	Share and per share data prior to the April 1, 2005 three-for-two split of our Class A and Class B common stock have been restated.

(7)	Capitalization is the sum of total debt and shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
We are a worldwide designer, manufacturer and integrator of precision control components and systems. Our products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for positioning gun barrels and automatic ammunition loading for military combat vehicles, controls for steering tactical and strategic missiles, and thrust vector controls for space launch vehicles. Our products are also used in a wide variety of industrial applications, including injection molding machines for the plastics markets, simulators used to train pilots, power generating turbines, test, metal forming, heavy industry and certain medical applications. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina, Pennsylvania, Ohio and Illinois, and in Germany, England, Italy, Japan, the Philippines, Ireland and India.
Revenue under long-term contracts, representing 34% of our sales, is recognized using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominately used within the Aircraft Controls and Space and Defense Controls segments due to the long-term contractual nature of the business activities, with the exception of their respective aftermarket activities. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominately used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity.
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
Acquisitions
All of our acquisitions are accounted for using the purchase method of accounting for business combinations, and, accordingly, the results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On September 12, 2007, we acquired QuickSet International, Inc. The purchase price, net of cash acquired, was $41 million, which was financed with credit facility borrowings. QuickSet is a manufacturer of precision positioning systems and pan and tilt mechanisms. QuickSet’s products are used to position surveillance cameras, thermal imagers, sensors and communication antennae for military, homeland defense and commercial surveillance applications. The markets served include positioning of surveillance cameras for securing national borders, commercial ports, strategic missile silos, military airbases and commercial airports. QuickSet’s products can also be used by the Navy and maritime industry in shipboard protection systems. This acquisition is principally included as part of our Space and Defense Controls segment. Annual sales for the twelve months preceding the acquisition were approximately $22 million.
On September 6, 2007, we acquired Techtron, a commercial slip ring manufacturer for $5.6 million in cash and is included as part of our Components segment.
On May 3, 2007, we acquired Thermal Control Products Inc. The purchase price, net of cash acquired, was $6.9 million. We paid $4.0 million in cash, which was financed with credit facility borrowings, and issued unsecured notes to the sellers payable over three years with a discounted present value of $2.9 million. Thermal Control Products specializes in the design, prototype and manufacture of electronic cooling and air moving systems for the automotive, telecommunications, server and electronic storage markets and is included as part of our Components segment.

On March 16, 2007, we acquired ZEVEX International, Inc. The purchase price, net of cash acquired, was $82 million, which was financed with credit facility borrowings, plus $2 million in assumed debt. ZEVEX manufactures and distributes a line of ambulatory pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for hospital, nursing home, neonatal and patient home use. ZEVEX also designs, develops and manufactures surgical tools and sensors and provides engineered solutions for the medical marketplace. This acquisition further expands our participation in the medical markets within our Medical Devices segment. Annual sales for the twelve months preceding the acquisition were approximately $43 million.
In the first quarter of 2007, we acquired a ball screw manufacturer for $2.6 million in cash plus $2.9 million in assumed debt and is included as part of our Industrial Systems segment.
Our purchase price allocations for our current year acquisitions are substantially complete with the exception of QuickSet, which are based on preliminary estimates of fair values of the assets acquired and liabilities assumed.
CRITICAL ACCOUNTING POLICIES
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in Note 1 of Item 8, Financial Statements and Supplementary Data, of this report. The critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.
Revenue Recognition on Long-Term Contracts
Revenue representing 34% of 2007 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This method of revenue recognition is predominately used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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
Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material in 2007, 2006 and 2005.

Contract Loss Reserves
At September 29, 2007, we had contract loss reserves of $12 million. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications.
Reserves for Inventory Valuation
At September 29, 2007, we had inventories of $359 million, or 38% of current assets, and reserves for inventory valuation of $55 million, or 13% of gross inventories. Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation.
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
Reviews for Impairment of Goodwill
At September 29, 2007, we had $538 million of goodwill, or 27% of total assets. We test goodwill for impairment at least annually, during our fourth quarter, and whenever events occur or circumstances change that indicate there may be an impairment. These events or circumstances could include a significant adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.
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
Based on these tests, goodwill was not impaired in 2007, 2006 or 2005.

Purchase Price Allocations for Business Combinations
During 2007, we acquired QuickSet International, Inc., Thermal Control Products, Inc., ZEVEX International, Inc., Techtron and a ball screw manufacturer. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and ascribed value to customer relationships, tradenames, patents and backlog, and estimated the useful lives over which these intangible assets would be amortized. Preliminary valuations of these assets were performed largely using discounted cash flow models. These preliminary valuations support the conclusion that intangible assets other than goodwill had a value of $42 million. The resulting goodwill was $76 million, reflecting the strong cash flows of the acquired operations.
During 2007, we completed our purchase price allocation for the 2006 acquisitions of Curlin Medical and McKinley Medical, which resulted in an increase in goodwill of $1 million.
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
The discount rate is used to state expected future cash flows at present value. Using a lower discount rate increases the present value of pension obligations. There is little judgment in selecting the discount rate as it reflects the yield of high-quality fixed income securities, generally AA corporate bonds, as of our August 31 measurement date. In determining expense for 2007 for our U.S. plans, representing 78% of our consolidated projected benefit obligation, we used a 6.0% discount rate, compared to 5.25% for 2006. Our expense in 2008 for these U.S. plans will be determined using a 6.25% discount rate. This 25 basis point increase in the discount rate will decrease our pension expense by $2 million in 2008. We currently forecast pension costs for all defined benefit pension plans to approximate $20 million in 2008.
The return on assets assumption reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We select the return on assets assumption by considering our current and target asset allocations, both of which are around 80% equities and 20% debt and other investments for our largest plan, representing 87% of the fair value of consolidated plan assets, as well as historical and expected returns on each category of plan assets. In determining expense for 2007 for our largest plan, we used an 8.875% return on assets assumption, the same we used in 2006. A 50 basis point decrease in the return on assets assumption would increase our annual pension expense by approximately $1 million.
In 2007, we used the 2000 mortality table to determine expense for our U.S. plans. Our expense in 2008 will use the 2000 mortality table projected to 2007. This updated projection will increase the expense by approximately $1 million.
Deferred Tax Asset Valuation Allowances
At September 29, 2007, we had gross deferred tax assets of $75 million and a deferred tax asset valuation allowance of $9 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence and contract loss reserves. The deferred tax assets include $8 million related to net operating losses in Luxembourg, for which a $7 million deferred tax asset valuation allowance is recorded.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

(dollars in millions)	2007	2006	2005

Net sales	$1,558	$1,306	$1,051

Gross margin	34.0%	32.6%	31.2%

Research and development expenses	$103	$69	$44

Selling, general and administrative expenses as a percentage of sales	16.2%	16.4%	16.7%

Interest expense	$30	$22	$14

Effective tax rate	29.8%	32.3%	31.7%

Net earnings	$101	$81	$65

Our fiscal year ends on the Saturday in September or October that is closest to September 30. In years prior to 2006, our fiscal year ended on the last Saturday in September. The consolidated financial statements include 52 weeks for the year ended September 29, 2007, 53 weeks for the year ended September 30, 2006 and 52 weeks for the year ended September 24, 2005. While management believes this affects the comparability of financial results presented, the impact has not been determined.
Net sales increased $252 million, or 19%, in 2007 and $255 million, or 24%, in 2006. Sales increased in each of our segments, even without considering the effects of our acquisitions. We estimate that acquisitions accounted for approximately 25% of the growth in 2007 and nearly half of the growth in 2006.
Our gross margin improved in 2007 compared to 2006. Approximately one-half of the improvement was a result of reduced charges to our contract loss reserves. One-quarter of the improvement was the result of a more favorable product mix in 2007, particularly associated with our Space and Defense Controls segment and higher gross margins in our Medical Devices segment. Our gross margin improved in 2006 due primarily to higher sales volume.
Gross margins can be influenced by activity in contract loss reserves, especially additions to loss reserves associated with new loss contracts or substantial increases in cost estimates on existing contracts. At September 29, 2007, we had contract loss reserves of $12 million, compared to $15 million at September 30, 2006 and $14 million at September 24, 2005. During 2007, we had $11 million of additions to contract loss reserves, offset by $14 million of reductions as costs incurred were charged against previously established loss reserves. During 2006, we had $18 million of additions to contract loss reserves, offset by $17 million of reductions as costs incurred were charged against previously established loss reserves. Approximately three-quarters of these contract loss reserves relate to aircraft development contracts in all periods presented.

Research and development expenses significantly increased in both 2007 and 2006, reflecting increases in development activities on Boeing’s next generation commercial aircraft, the 787 Dreamliner. During 2007, $15 million of the increase was attributable to work on the Boeing 787, another $8 million of the increase related to other aircraft projects and $3 million was a result of acquisitions. Development work on the Boeing 787 accounted for $18 million of the $25 million increase in 2006 over 2005.
Selling, general and administrative expenses as a percentage of sales for 2007 compared to 2006 was down slightly due mainly to a $2 million charge in 2006 for the termination of an agreement with a long-standing sales representative. In addition, the benefit of our higher sales volume in 2007 was somewhat offset by the higher cost structure of the new Medical Devices segment. Selling, general and administrative expenses as a percentage of sales decreased in 2006 compared to 2005. During 2006, we were able to increase our sales without corresponding increases in our cost structure, despite the $3.5 million of stock compensation expense resulting from the adoption of SFAS No. 123(R) in 2006 and a $2 million charge for the termination of an agreement with a long-standing sales representative in 2006.
Interest expense was higher in 2007 compared to 2006. Approximately 85% of the increase is due to higher debt levels associated with our acquisitions and additional pension contributions. Higher interest rates in 2007 contributed the remaining increase. Interest expense increased in 2006 compared to 2005 due almost equally to higher levels of debt associated with our acquisitions and higher interest rates, in part related to the issuance of 6 1/4% senior subordinated notes in 2005.
The effective tax rate for 2007 was lower than 2006 mainly as a result of a tax charge in 2006 related to a tax opinion rendered by the European tax court. We also utilized previously unrecognized tax loss carryforwards in 2007. Our effective tax rate increased in 2006 compared to 2005 due to lower foreign tax credits available in the U.S. and a tax charge related to the tax opinion rendered by the European tax court, offset partially by lower overall taxes on our 2006 foreign earnings.
In 2007, net earnings increased 24% and diluted earnings per share increased 19% compared to 2006. In 2006, net earnings increased 26% and diluted earnings per share increased 20%. Average common shares outstanding in 2007 and 2006 increased primarily as a result of the sale of 2,875,000 shares of Class A common stock on February 21, 2006.
2008 Outlook – We expect sales in 2008 to increase by 15% to approximately $1.8 billion with increases in each of our segments. Sales are expected to increase $64 million in Aircraft Controls, between $47 million and $67 million in Industrial Systems, $43 million in Space and Defense Controls, $38 million in Components and $34 million in Medical Devices. We expect operating margins to be 12.7% in 2008 compared to 12.5% in 2007. We expect operating margins to increase in Aircraft Controls and Medical Devices, maintain their levels in Industrial Systems and Components and decline in Space and Defense Controls. We expect net earnings to increase to between $115 million and $119 million. We expect diluted earnings per share to increase by a range of 13% to 17% to between $2.65 and $2.73.

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
Aircraft Controls

(dollars in millions)	2007	2006	2005

Net sales – military aircraft	$326	$330	$297

Net sales – commercial aircraft	261	197	155

	$587	$527	$452

Operating profit	$61	$67	$64

Operating margin	10.4%	12.6%	14.1%

Backlog	$322	$282	$253

Net sales in Aircraft Controls increased 11% in 2007 due to strong commercial aircraft sales. Commercial sales were led by a $37 million increase in OEM sales to Boeing, including $20 million associated with Boeing’s new 787. Business jet revenues were up $13 million and aftermarket revenues increased $11 million, reflecting higher activity in commercial and business jets. Military aircraft sales declined in 2007 as sales increases on the V-22, and Seahawk and Black Hawk helicopter programs were more than offset by $12 million of lower sales on the F-35 Joint Strike Fighter cost-plus development program.
Net sales in Aircraft Controls increased 17% in 2006. Military aircraft sales increased $34 million and commercial aircraft sales increased $42 million. Within military aircraft, our sales increased $18 million in aftermarket sales, $15 million on the F-35 program and $11 million on the Seahawk and Black Hawk helicopter programs. The higher level of aftermarket sales resulted from Black Hawk helicopter spares and repairs and overhaul activity that we believe is related to the Mideast conflict. These increases were partially offset by a $6 million sales decrease on the Indian Light Combat Aircraft, for which our sales were high in 2005. Within commercial aircraft, our sales increased $19 million in aftermarket sales, $10 million in Boeing OEM business and $8 million on business jets.
Our operating margin decreased in 2007 and 2006, mostly reflecting significant research and development costs particularly on the Boeing 787 program. Research and development expenses on this program were $46 million in 2007, $31 million in 2006 and $13 million in 2005. Charges to contract loss reserves were lower in 2007 compared to 2006 by $8 million; however, this was offset by a $4 million gain related to our negotiations with Boeing and the U.S. Army for the Comanche termination in 2006 and an unfavorable shift in product mix. Our operating margin decrease in 2006 compared to 2005 reflects higher research and development costs, which were partially offset by the $4 million gain on the termination of the Comanche contract.
Twelve-month backlog for Aircraft Controls increased to $322 million at September 29, 2007. This increase is largely related to strong commercial orders. The increase in backlog at September 30, 2006 from September 24, 2005 was largely the result of orders on the F-35 and V-22 programs.
2008 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 11% to $651 million in 2008. Commercial aircraft sales are expected to increase 13% to $296 million, principally related to business jets, Boeing OEM and aftermarket. Within military aircraft, we expect sales to increase 9% to $355 million mainly due to increases on the F-35 program, aftermarket and the V-22 program. We expect our operating margin to be 11.3% in 2008, an improvement from 10.4% in 2007, resulting mainly from lower research and development spending.

Space and Defense Controls

(dollars in millions)	2007	2006	2005

Net sales	$185	$148	$128

Operating profit	$24	$13	$11

Operating margin	13.1%	9.0%	8.6%

Backlog	$142	$127	$100

Net sales in Space and Defense Controls increased 25% in 2007 due principally to new defense controls programs. Sales on the Marine’s Light-Armored Vehicle (LAV-25) program increased $13 million in 2007. Future Combat Systems, which started in 2006 with a negligible amount of sales, generated over $10 million of sales. In addition, sales of controls for commercial and military satellites increased $7 million.
Net sales in Space and Defense Controls increased 15% in 2006. Sales of defense controls were strong, increasing $10 million over 2005, largely as a result of work on the LAV-25 and Stryker military vehicle programs. Sales of controls for tactical missiles increased $5 million related to deliveries for the TOW missile and foreign military deliveries of Maverick missile fin controls. In addition, sales of controls for satellites increased $5 million.
Our operating margin for Space and Defense Controls increased significantly in 2007, due largely to strong sales volume and a more favorable product mix. In addition, we had a $2 million charge in 2006 associated with the termination of a sales representative agreement. Our operating margin for 2006 improved compared to 2005 as a result of higher sales on satellites, which was somewhat offset by the $2 million charge in 2006 associated with the termination of the sales representative agreement.
Twelve-month backlog for Space and Defense Controls increased to $142 million at September 29, 2007 due to $16 million of backlog associated with the acquisition of QuickSet just prior to year-end. Backlog at September 30, 2006 increased from September 24, 2005 reflecting increased orders for defense controls and orders for naval systems resulting from the Flo-Tork acquisition.
2008 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 23% to $228 million in 2008. We expect that $35 million of the increase will be in our homeland defense product line, principally as a result of the QuickSet acquisition. In addition, the Constellation program, the name given to the Space Shuttle replacement program that includes cost-plus work on the Ares I Crew Launch Vehicle and Orion Crew Exploration Vehicle, will also have higher sales in 2008. Those increases will be somewhat offset by reductions on the LAV-25 program as we complete our shipments on this order and lower sales on Future Combat Systems. We expect our operating margin in 2008 to decrease to 11.0%, down from 13.1% in 2007, as a result of a larger portion of sales coming from lower margin cost-plus contracts and typical first year purchase accounting adjustments associated with the QuickSet acquisition.

Industrial Systems

(dollars in millions)	2007	2006	2005

Net sales	$436	$381	$315

Operating profit	$57	$45	$27

Operating margin	13.2%	11.8%	8.6%

Backlog	$150	$122	$104

Net sales in Industrial Systems increased 14% in 2007 reflecting substantial growth in most of our major markets. Sales increases of controls for presses and metal forming and plastics making machinery reflected strong demand in Europe. In addition, sales increased in our motion simulation and heavy industry markets. Stronger foreign currencies, in particular the euro, compared to the U.S. dollar, accounted for more than one-third of the sales increase.
Net sales in Industrial Systems increased 21% in 2006. The acquisitions of FCS Control Systems and Flo-Tork accounted for approximately 60% of the increase in sales and are predominantly in the simulation and test markets. Sales also increased $11 million in power generation and $6 million in heavy industry driven by demand in China. We experienced lower sales in only one major market, plastics, as the European market for controls on injection molding machines used in the production of CDs and DVDs was weak. Weaker foreign currencies compared to the U.S. dollar had a $10 million negative impact on sales in 2006 relative to 2005.
Our operating margin for Industrial Systems improved in both 2007 and 2006 due to higher sales volume and a more favorable product mix. In addition, as we have moved towards supplying more systems solutions in relation to components over time, our overall operating margin trend has improved.
The higher level of twelve-month backlog for Industrial Systems at September 29, 2007 compared to September 30, 2006 relates primarily to increased orders for motion simulation programs. Stronger foreign currencies compared to the U.S. dollar also accounted for approximately one third of the increase. The higher level of twelve-month backlog at September 30, 2006 compared to September 24, 2005 largely relates to increased orders for motion simulators.
2008 Outlook for Industrial Systems – We expect sales in Industrial Systems to increase between 11% and 15% to an amount in the range of $483 million to $503 million in 2008. The sales growth is expected to come from most of our major markets with the largest increases in motion simulation and aftermarket. We expect our operating margin to be 13.2% in 2008, the same strong performance we achieved in 2007.
Components

(dollars in millions)	2007	2006	2005

Net sales	$283	$238	$156

Operating profit	$45	$37	$21

Operating margin	15.7%	15.5%	13.5%

Backlog	$149	$110	$82

Net sales in Components increased 19% in 2007 with growth in every major market. Aircraft sales increased $18 million due mainly to increased military procurement on the Black Hawk and the Eurofighter, as well as growth in the commercial avionics market. Sales of space and defense controls, including foreign military sales of fiber optic modems for battlefield communication and various components supplied on the commander’s independent viewer for the Bradley Fighting Vehicle and Abrams tank, contributed $11 million of the increase for the year. Marine sales increased $7 million reflecting increased interest in exploration and production of oil. In addition, sales of medical equipment components improved by $6 million.
Net sales in Components increased 52% in 2006. We estimate that nearly two-thirds of this increase resulted from incremental sales associated with the acquisition of the Power and Data Technologies Group of the Kaydon Corporation. The remainder of the increase related to space and defense controls, medical equipment components and controls for military aircraft.
Our operating margin for 2007 relative to 2006 is comparable and the increase in 2006 over 2005 is a result of higher sales volume, a more favorable product mix and efficiencies associated with the integration of the Power and Data Technologies Group acquisition.

The higher level of twelve-month backlog at September 29, 2007 compared to September 30, 2006 primarily relates to increased orders for space and defense controls and military aircraft programs. The higher level of twelve-month backlog at September 30, 2006 compared to September 24, 2005 primarily relates to increased orders in military aircraft and space and defense control programs.
2008 Outlook for Components – We expect sales in Components to increase 13% to $321 million in 2008. The largest sales increases in 2008 are expected to come from industrial markets, which will benefit from the 2007 acquisitions of Thermal Control Products and Techtron, defense controls and medical markets. We expect our operating margin to be 15.7% in 2008, the same strong margin performance we achieved in 2007.
Medical Devices

(dollars in millions)	2007	2006

Net sales	$68	$13

Operating profit	$7	$–

Operating margin	10.2%	(1.6%	)

Backlog	$12	$4

The Medical Devices segment was established in the third quarter of 2006 as a result of the acquisition of Curlin Medical. The fourth quarter of 2006 acquisition of McKinley Medical and the second quarter of 2007 acquisition of ZEVEX have further expanded this segment. The increase in 2007 reflects a full year of sales for the Curlin and McKinley product lines and a little over six months of sales from ZEVEX.
Our operating profit in 2007 and 2006 includes first year, non-recurring purchase accounting charges for inventory step-up and backlog of $1.6 million and $2.6 million, respectively. Excluding these charges, operating margins would have been 12.6% in 2007 and 18.4% in 2006. The decrease in operating margins after taking out the effects of these charges is mainly attributable to the product mix, reflecting proportionately lower sales of ambulatory pumps in 2007 compared to 2006, and the addition of ZEVEX pump sales in 2007 that have historically carried lower margins compared to our other pump product lines.
Twelve-month backlog for Medical Devices increased at September 29, 2007 compared to September 30, 2006 due to the acquisition of ZEVEX.
2008 Outlook for Medical Devices – We expect sales in Medical Devices to be $102 million in 2008, including a full year of ZEVEX sales, which would represent a 9% increase over the annualized rate of sales we experienced in the fourth quarter of 2007. We expect our operating margin to increase to 14.5% in 2008 primarily as a result of the absence of first year purchase accounting charges and the higher sales volume.

FINANCIAL CONDITION AND LIQUIDITY

(dollars in millions)	2007	2006	2005

Net cash provided (used) by:

Operating activities	$25	$77	$107

Investing activities	(231)	(170)	(165)

Financing activities	227	115	35

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities decreased $52 million in 2007. This decline relates principally to greater working capital requirements, especially receivables to support the substantial organic growth of our operations. Excluding acquisitions, our sales increased 15% in 2007, driving our use of cash associated with the growth in receivables. The significant increase in receivables is also partly influenced by the shift in our business toward proportionately more commercial aircraft sales including our increased work on the Boeing 787. Commercial aircraft sales represented 18% of total sales in 2007 compared to 15% in 2006. Payment terms on commercial aircraft programs do not typically benefit from progress payments as work progresses, unlike on our military programs. Further, with respect to the 787 program on which $20 million of 2007 sales were generated, we are working in accordance with an arrangement similar to other Boeing 787 subcontractors whereby we will be paid thirty days after Boeing delivers its first airplane to its customer. At the present time, Boeing’s first delivery is scheduled for late in calendar year 2008. Net cash provided by operating activities decreased $30 million in 2006. The majority of the decrease in 2006 relates to higher working capital requirements, related primarily to inventories associated with our increasing sales. Depreciation and amortization was $52 million in 2007, $47 million in 2006 and $36 million in 2005. Provisions for losses were $21 million in 2007, $30 million in 2006 and $26 million in 2005.
Investing activities
Net cash used by investing activities of $231 million in 2007 consists principally of $136 million used for five acquisitions and $97 million for capital expenditures. Our major cash outlays for acquisitions included $82 million for the March acquisition of ZEVEX International, Inc. and $41 million for the September acquisition of QuickSet International, Inc. Our significant 2007 capital expenditures were driven primarily by spending for tooling and test equipment for major new production programs such as Boeing’s 787 and expansion of our facilities related to our sales growth. In 2006, the $170 million of net cash used by investing activities consisted primarily of $90 million for acquisitions and $84 million for capital expenditures. The major cash outlays for 2006 acquisitions were $65 million for Curlin Medical to start our Medical Devices segment and $26 million for Flo-Tork. Capital expenditures in 2006 were also relatively significant and related to major program initiatives and facility expansions. In 2005, net cash used for investing activities was $165 million and included $124 million for acquisitions and $41 million for capital expenditures. The major cash outlays for 2005 acquisitions were $73 million for the Power and Data Technologies Group of the Kaydon Corporation and $47 million for FCS Control Systems.
In 2008, after a couple of years of very substantial capital investments, we expect capital expenditures to decline to approximately $70 million, converging more closely to our annual depreciation and amortization expense totals that we forecast will be about $63 million in 2008.
Financing activities
Net cash provided by financing activities in 2007 of $227 million principally relates to increased borrowings under our revolving credit facility. The increase in cash provided by financing activities in 2007 compared to 2006 and 2005 reflects our increased investments in acquisitions, capital expenditures and working capital requirements to fund our sales growth. Net cash provided by financing activities in 2006 is primarily related to net proceeds of $84 million received from the sale of Class A common stock, and additional borrowings under our revolving credit facility. During 2005, we also issued $200 million of 6 1/4% senior subordinated notes due January 15, 2015 and paid down credit facility borrowings with the net proceeds. In addition, net cash provided by financing activities included paydowns of borrowings as a result of strong operating cash flows.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.
On October 25, 2006, we amended our U.S. credit facility. Previously our credit facility consisted of a $75 million term loan and a $315 million revolver. Our new revolving credit facility, which matures on October 25, 2011, increased our borrowing capacity to $600 million. The new revolving credit facility had an outstanding balance of $402 million at September 29, 2007. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 125 basis points at September 29, 2007. The credit facility is secured by substantially all of our U.S. assets.
The U.S. credit facility contains various covenants. The covenant for minimum net worth, defined as total shareholders’ equity adjusted to maintain the amounts of accumulated other comprehensive loss at the level in existence as of September 30, 2006, is $550 million. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt including letters of credit to EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $110 million in 2007, $85 million in 2008 and $90 million thereafter. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash stock related expenses minus (ii) other non-cash items increasing consolidated net income. We are in compliance with all covenants.
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
At September 29, 2007, we had $230 million of unused borrowing capacity, including $186 million from the U.S. credit facility after considering standby letters of credit.
Total debt to capitalization was 41% at September 29, 2007 and 34% at September 30, 2006. The increase in total debt to capitalization is due primarily to amounts borrowed to fund acquisitions, working capital requirements and capital expenditures, offset by earnings for 2007.
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
Contractual Obligations and Commercial Commitments
Our significant contractual obligations and commercial commitments at September 29, 2007 are as follows:

(dollars in millions)	Payments due by period

			2009-	2011-	After
Contractual Obligations	Total	2008	2010	2012	2012

Long-term debt	$614	$2	$4	$404	$204

Interest on long-term debt	93	13	26	25	29

Operating leases	71	16	24	17	14

Purchase obligations	455	307	126	22	–

Total contractual obligations	$1,233	$338	$180	$468	$247

Interest on long-term debt consists of payments on fixed-rate debt, primarily senior subordinated notes. Total contractual obligations exclude pension obligations. In 2008, we anticipate making pension contributions of $11 million.

(dollars in millions)	Commitments expiring by period

			2009-	2011-	After
Other Commercial Commitments	Total	2008	2010	2012	2012

Standby letters of credit	$13	$7	$2	$4	$–

ECONOMIC CONDITIONS AND MARKET TRENDS
Military Aerospace and Defense
Approximately 38% of our sales relate to global military defense or government-funded programs. Most of these sales were within Aircraft Controls and Space and Defense Controls.
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
The military and government space market is primarily dependent on the authorized levels of funding for satellite communications needs or space exploration. We believe that long-term government spending on military satellites will remain strong in order to satisfy the military’s need for improved intelligence gathering. Funding for NASA’s Constellation Program, the replacement for the Space Shuttle, is expected to be solid in the coming years.
The tactical missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels.
The market for homeland security and defense applications has gained momentum and acceptance over the last few years and border security, transportation security and preparedness are high priorities.
Industrial
Approximately 33% of our 2007 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. However, due to the high degree of sophistication of our products and the niche markets we serve, we believe we may be less susceptible to overall macro-economic trends. Opportunities for growth include demand in China to support their economic growth particularly in power generation and steel manufacturing markets, automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities, increasing demand for aircraft training simulators, and the need for precision controls on plastics injection molding machines to provide improved manufacturing efficiencies.
Commercial Aircraft
Approximately 18% of our 2007 sales were on commercial aircraft programs. The commercial OEM aircraft market has historically exhibited cyclical swings and sensitivity to economic conditions. The aftermarket, which is driven by usage of the existing aircraft fleet, has proven to be more stable. Higher aircraft utilization rates result in the need for increased maintenance and spare parts and enhance aftermarket sales. Boeing and Airbus are both increasing production levels for new planes related to air traffic growth and further production increases are projected. We have contract coverage through 2012 with Boeing for the existing 7-series aircraft and are also developing flight control actuation systems for Boeing’s 787 Dreamliner. In the business jet market, our flight controls on a couple of newer jets are in early production. Aftermarket revenues are expected to grow as passenger miles continue to increase.
Medical
Approximately 8% of our 2007 sales were generated in medical markets. Demographics are aligned for growth in the overall healthcare market. The medical markets that we operate in are influenced by the need for precision control components and systems. Markets remain strong for brushless direct current motors used in sleep apnea machines as well as fiber optic slip rings for CT scan diagnostic imaging. Our enteral clinical nutrition products are gaining market share against more typical Total Parenteral Nutrition. Our post-operative pain management and wound perfusion products continue to experience market share gains due to quality of life enhancements and patient recovery time. Our ultrasonic surgical tools are gaining new positions in neurology and orthopedic markets due to higher performance and ease of use.

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2007 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During 2007, the translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $29 million compared to 2006. During 2006, the translation of the results of our foreign subsidiaries into U.S. dollars reduced sales by $9 million compared to 2005.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN 48 for the fiscal year beginning on September 30, 2007. The cumulative effect will be recorded as an adjustment to our opening balance of retained earnings. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position or results of operations.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires entities to recognize an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet, with changes in funded status being recognized in comprehensive income in the year in which the changes occur. We have adopted these provisions of SFAS No. 158 as of September 29, 2007, the effect of which was to increase retirement liabilities by $42 million, deferred tax assets by $16 million and accumulated other comprehensive loss by $26 million. There was no impact to net earnings for the year ended September 29, 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we have exposures to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and forward contracts. We do not hold or issue financial instruments for trading purposes. In 2007, our derivative instruments consisted of foreign currency forwards and interest rate swaps designated as cash flow hedges.
We have foreign currency exposure on intercompany loans. To minimize our foreign currency exposure, we have foreign currency forwards with a notional amount of $18 million outstanding at September 29, 2007.
At September 29, 2007, we had $402 million of borrowings under variable interest rate facilities. If interest rates had been one percentage point higher during 2007, our interest expense would have been $3 million higher. At September 29, 2007, we did not have any outstanding interest rate swaps. On October 30, 2007 and November 8, 2007, we entered into interest rate swaps with notional amounts totaling $60 million. Before consideration of the current applicable margin, the interest rate swaps effectively convert this amount of variable rate debt to fixed rate debt at 4.4% through their maturities in the first quarter of 2009, at which time the interest will revert back to a variable rate based on LIBOR.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the euro, British pound and Japanese yen. If average annual foreign exchange rates collectively weakened or strengthened against the U.S. dollar by 10%, our net earnings in 2007 would decrease or increase, respectively, by $6 million from foreign currency translation, primarily related to the euro, offset by $5 million from pressures on operating margins for products sourced outside of the U.S.
On a limited basis, we may enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product shipments and intercompany loans and to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries.

Item 8. Financial Statements and Supplementary Data.

Consolidated Statements of Earnings

	Fiscal Years Ended

	September 29,	September 30,	September 24,
(dollars in thousands except per share data)	2007	2006	2005

NET SALES	$1,558,099	$1,306,494	$1,051,342

COST OF SALES	1,028,852	880,744	723,050

GROSS PROFIT	529,247	425,750	328,292

Research and development	102,603	68,886	43,561

Selling, general and administrative	252,173	213,657	175,888

Interest	29,538	21,861	13,671

Other	1,182	1,197	254

EARNINGS BEFORE INCOME TAXES	143,751	120,149	94,918

INCOME TAXES	42,815	38,803	30,126

NET EARNINGS	$100,936	$81,346	$64,792

NET EARNINGS PER SHARE

Basic	$2.38	$2.01	$1.68

Diluted	$2.34	$1.97	$1.64

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	42,429,711	40,558,717	38,608,235

Diluted	43,149,481	41,247,689	39,498,834

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	September 29,	September 30,
(dollars in thousands except per share data)	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,856	$57,821
Receivables	431,978	333,492
Inventories	359,250	282,720
Deferred income taxes	46,789	39,950
Prepaid expenses and other current assets	14,978	14,118

TOTAL CURRENT ASSETS	936,851	728,101
PROPERTY, PLANT AND EQUIPMENT, net	386,813	310,011
GOODWILL	538,433	450,971
INTANGIBLE ASSETS, net of accumulated amortization of $30,802 in 2007 and $18,861 in 2006	81,916	49,922
OTHER ASSETS	62,166	68,649

TOTAL ASSETS	$2,006,179	$1,607,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$3,354	$17,119
Current installments of long–term debt	2,537	1,982
Accounts payable	113,942	99,677
Accrued salaries, wages and commissions	97,034	86,623
Customer advances	34,224	32,148
Contract loss reserves	12,362	15,089
Other accrued liabilities	56,775	54,968

TOTAL CURRENT LIABILITIES	320,228	307,606
LONG-TERM DEBT, excluding current installments
Senior debt	411,543	167,350
Senior subordinated notes	200,089	200,107
DEFERRED INCOME TAXES	80,419	83,587
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	113,354	83,299
OTHER LONG–TERM LIABILITIES	3,334	2,849

TOTAL LIABILITIES	1,128,967	844,798

COMMITMENTS AND CONTINGENCIES (Note 16)	–	–
SHAREHOLDERS’ EQUITY
Common Stock– Par Value $1.00
Class A–Authorized 50,000,000 shares. Issued 40,739,556 and outstanding 38,327,731 shares at September 29, 2007. Issued 40,670,529 and outstanding 38,086,286 shares at September 30, 2006.	40,740	40,671
Class B–Authorized 10,000,000 shares. Convertible to Class A on a one-for-one basis. Issued 7,865,157 and outstanding 4,197,350 shares at September 29, 2007. Issued 7,934,184 and outstanding 4,209,585 shares at September 30, 2006.	7,865	7,934
Additional paid–in capital	301,778	292,565
Retained earnings	570,063	469,127
Treasury shares	(39,873)	(40,354)
Stock Employee Compensation Trust	(15,928)	(14,652)
Accumulated other comprehensive income	12,567	7,565

TOTAL SHAREHOLDERS’ EQUITY	877,212	762,856

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,006,179	$1,607,654

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
	September 29,	September 30,	September 24,
(dollars in thousands)	2007	2006	2005

COMMON STOCK
Beginning of year	$48,605	$45,730	$45,736
Sale of Class A Common Stock	–	2,875	–
Adjustment for stock split	–	–	(6)

End of year	48,605	48,605	45,730

ADDITIONAL PAID-IN CAPITAL
Beginning of year	292,565	187,025	183,348
Sale of Class A Common Stock, net of issuance costs	–	81,622	–
Issuance of treasury shares at more than cost, including $12,616 for the acquisition of McKinley Medical in 2006	1,086	15,919	687
Stock compensation expense	3,299	3,482	–
Adjustment to market – SECT, and other	4,828	4,517	2,990

End of year	301,778	292,565	187,025

RETAINED EARNINGS
Beginning of year	469,127	387,781	322,989
Net earnings	100,936	81,346	64,792

End of year	570,063	469,127	387,781

TREASURY SHARES, AT COST*
Beginning of year	(40,354)	(42,916)	(40,332)
Shares issued as consideration for purchase of McKinley Medical (2006 – 445,730)	–	2,377	–
Shares issued related to options (2007 – 185,437 Class A shares; 2006 – 342,695 Class A shares; 2005 – 147,017 Class A shares)	989	1,828	748
Shares purchased (2007 – 13,019 Class A shares; 2006 – 51,900 Class A shares; 2005 – 112,199 Class A shares)	(508)	(1,643)	(3,332)

End of year	(39,873)	(40,354)	(42,916)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)**
Beginning of year	(14,652)	(12,952)	(12,955)
Sale of SECT stock to SSOP Plan (2007 – 70,900 Class B shares; 2006 – 75,350 Class B shares; 2005 – 80,523 Class B shares)	2,930	2,386	2,280
Purchase of SECT stock (2007 – 14,108 Class B shares; 2006 – 47,350 Class B shares; 2005 – 11,685 Class B shares)	(559)	(1,599)	(353)
Adjustment to market – SECT	(3,647)	(2,487)	(1,924)

End of Year	(15,928)	(14,652)	(12,952)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	7,565	(43,631)	(27,130)
Other comprehensive income (loss)	30,890	51,196	(16,501)
Initial adjustment to adopt SFAS No. 158, net of income taxes of $16,409	(25,888)	–	–

End of year	12,567	7,565	(43,631)

TOTAL SHAREHOLDERS’ EQUITY	$877,212	$762,856	$521,037

COMPREHENSIVE INCOME
Net earnings	$100,936	$81,346	$64,792
Other comprehensive income (loss):
Foreign currency translation adjustment	29,047	7,568	(2,840)
Minimum pension liability adjustment prior to adoption of SFAS No. 158	1,929	44,230	(14,085)
Accumulated (loss) gain on derivatives adjustment	(86)	(602)	424

COMPREHENSIVE INCOME	$131,826	$132,542	$48,291

*	Class A Common Stock in treasury: 2,411,825 shares at September 29, 2007; 2,584,243 shares at September 30, 2006; 3,320,768 shares at September 24, 2005.
Class B Common Stock in treasury: 3,305,971 shares at September 29, 2007, September 30, 2006 and September 24, 2005.
**	Class B Common Stock in SECT: 361,836 shares at September 29, 2007; 418,628 shares at September 30, 2006; 446,628 shares at September 24, 2005.
The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the
Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	September 29,	September 30,	September 24,
(dollars in thousands)	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$100,936	$81,346	$64,792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	40,226	36,239	32,159
Amortization	11,867	10,838	4,048
Provisions for non-cash losses on contracts, inventories and receivables	20,755	30,230	26,435
Deferred income taxes	(545)	15,715	4,453
Stock compensation expense	3,299	3,482	–
Other	(116)	100	2,592
Change in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(72,848)	(26,082)	(24,037)
Inventories	(64,737)	(64,468)	(25,918)
Other assets	(943)	(4,355)	(10,770)
Accounts payable and accrued liabilities	(1,112)	18,753	6,531
Other liabilities	(12,994)	(12,881)	17,389
Customer advances	1,296	(12,042)	9,274

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,084	76,875	106,948

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(136,291)	(90,138)	(123,979)
Purchases of property, plant and equipment	(96,960)	(83,555)	(41,188)
Other	2,371	4,022	654

NET CASH USED IN INVESTING ACTIVITIES	(230,880)	(169,671)	(164,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from notes payable	(15,707)	4,076	(49)
Proceeds from revolving lines of credit	666,209	298,100	264,700
Payments on revolving lines of credit	(400,209)	(262,000)	(408,300)
Proceeds from issuance of long-term debt, other than senior subordinated notes	–	2,390	528
Payments on long-term debt, other than senior subordinated notes	(28,690)	(17,616)	(17,903)
Proceeds from issuance of senior subordinated notes	–	–	196,515
Proceeds from sale of Class A Common Stock, net of issuance costs	–	84,497	–
Proceeds from sale of treasury stock	2,075	5,131	1,435
Purchase of outstanding shares for treasury	(508)	(1,643)	(3,332)
Proceeds from sale of stock held by Stock Employee Compensation Trust	2,930	2,386	2,280
Purchase of stock held by Stock Employee Compensation Trust	(559)	(1,599)	(353)
Excess tax benefits from share-based payment arrangements	1,147	1,243	–
Other	(17)	–	(50)

NET CASH PROVIDED BY FINANCING ACTIVITIES	226,671	114,965	35,471

Effect of exchange rate changes on cash and cash equivalents	5,160	1,902	(857)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,035	24,071	(22,951)
Cash and cash equivalents at beginning of year	57,821	33,750	56,701

Cash and cash equivalents at end of year	$83,856	$57,821	$33,750

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$27,627	$21,074	$13,302
Income taxes, net of refunds	41,066	31,775	18,508
Non-cash investing and financing activities:
Treasury shares issued as consideration for purchase of McKinley Medical	$–	$14,993	$–
Unsecured notes issued as partial consideration for acquisitions	2,850	12,000	–
Equipment acquired under capital leases	28	–	–

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(dollars in thousands except per share data)

Note 1 – Summary of Significant Accounting Policies
Consolidation: The consolidated financial statements include the accounts of Moog Inc. and all of our U.S. and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year: Our fiscal year ends on the Saturday in September or October that is closest to September 30. In years prior to 2006, our fiscal year ended on the last Saturday in September. The consolidated financial statements include 52 weeks for the year ended September 29, 2007, 53 weeks for the year ended September 30, 2006 and 52 weeks for the year ended September 24, 2005. While management believes this affects the comparability of financial statements presented, the impact has not been determined.
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
Percentage of completion method for contracts. Revenue representing 34% of 2007 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This method of revenue recognition is predominately used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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

Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for 2007, 2006 and 2005.
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
As units are delivered or services are performed. In 2007, 66% of our sales were recognized as units were delivered or as service obligations were satisfied in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized when the risks and rewards of ownership and title to the product are transferred to the customer. When engineering or similar services are performed, revenue is recognized upon completion of the obligation including any delivery of engineering drawings or technical data. This method of revenue recognition is predominately used within the Industrial Systems, Medical Devices and Components segments, as well as with aftermarket activity. Profits are recorded as costs are relieved from inventory and charged to cost of sales and as revenue is recognized. Inventory costs include all product-manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations.
Shipping and Handling Costs: Shipping and handling costs are included in cost of sales.
Research and Development: Research and development costs are expensed as incurred and include salaries, benefits, consultants, material costs and depreciation.
Bid and Proposal Costs: Bid and proposal costs are expensed as incurred and classified as selling, general and administrative expenses.
Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2007	2006	2005

Basic weighted-average shares outstanding	42,429,711	40,558,717	38,608,235

Dilutive effect of stock options	719,770	688,972	890,599

Diluted weighted-average shares outstanding	43,149,481	41,247,689	39,498,834

On April 1, 2005, we distributed Class A and Class B common stock in a three-for-two stock split, effected in the form of a 50% stock distribution to shareholders of record as of March 18, 2005. Share and per share amounts have been restated accordingly.

Stock–Based Compensation: During the first quarter of 2006, we adopted SFAS 123(R), “Share–Based Payment,” applying the modified prospective method. Under this method, we are required to record equity–based compensation expense for all awards granted after date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Stock compensation expense is included in selling, general and administrative expenses. We previously accounted for stock options under the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25. The exercise price equaled the market price of the underlying common shares on the date of grant and, therefore in accordance with APB No. 25, no compensation expense was recognized prior to 2006 in our financial statements.
The table below reflects net earnings and net earnings per share for 2007 and 2006 compared with the pro forma information for 2005 as follows:

	2007	2006	2005

Net earnings, as reported for the prior period (1)	N/A	N/A	$64,792

Stock compensation expense	$3,299	$3,482	2,012

Tax benefit	(676)	(713)	(276)

Stock compensation expense, net of tax (2)	$2,623	$2,769	$1,736

Net earnings, including the effect of stock compensation expense (3)	$100,936	$81,346	$63,056

Net earnings per share:

Basic, as reported for prior year (1)	N/A	N/A	$1.68

Basic, including the effect of stock compensation expense (3)	$2.38	$2.01	$1.63

Diluted, as reported for prior year (1)	N/A	N/A	$1.64

Diluted, including the effect of stock compensation expense (3)	$2.34	$1.97	$1.60

(1)	Net earnings and earnings per share prior to 2006 did not include stock compensation expense for stock options.

(2)	Stock compensation expense prior to 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net earnings and earnings per share prior to 2006 represents pro forma information based on SFAS No. 123.
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
Inventories: Inventories are stated at the lower-of-cost-or-market with cost determined on the first-in, first-out (FIFO) method of valuation.
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
Goodwill and Acquired Intangible Assets: We test goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. There were no impairment charges recorded in 2007, 2006 or 2005.
Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. There were no identifiable intangible assets with indefinite lives at September 29, 2007.
Impairment of Long–Lived Assets: Long–lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows. There were no impairment charges recorded in 2007, 2006 or 2005.

Product Warranties: In the ordinary course of business, we warrant our products against defect in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2007	2006	2005

Warranty accrual at beginning of year	$5,968	$4,733	$4,233

Additions from acquisitions	196	-	416

Warranties issued during current period	7,049	6,594	5,562

Reductions for settling warranties	(6,416)	(5,488)	(5,431)

Foreign currency translation	326	129	(47)

Warranty accrual at end of year	$7,123	$5,968	$4,733

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
Recent Accounting Pronouncements: In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt FIN 48 for the fiscal year beginning on September 30, 2007. The cumulative effect will be recorded as an adjustment to our opening balance of retained earnings. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position or results of operations.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires entities to recognize an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet, with changes in funded status being recognized in comprehensive income in the year in which the changes occur. This requirement is effective for fiscal years ending after December 15, 2006. We have adopted these provisions of SFAS No. 158 as of September 29, 2007, the effect of which was to increase retirement liabilities by $42,297, deferred tax assets by $16,409 and accumulated other comprehensive loss by $25,888. There was no impact to net earnings for the year ended September 29, 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008.
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

Note 2 – Acquisitions
All of our acquisitions are accounted for under the purchase method for business combinations and, accordingly, the results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On September 12, 2007, we acquired QuickSet International, Inc. The purchase price, net of cash acquired, was $41,030, which was financed with credit facility borrowings. QuickSet is a manufacturer of precision positioning systems and pan and tilt mechanisms. QuickSet’s products are used to position surveillance cameras, thermal imagers, sensors and communication antennae for military, homeland defense and commercial surveillance applications. The markets served include positioning of surveillance cameras for securing national borders, commercial ports, strategic missile silos, military airbases and commercial airports. QuickSet’s products can also be used by the Navy and maritime industry in shipboard protection systems. This acquisition is principally included as part of our Space and Defense Controls segment and will accelerate business development in our homeland defense market. Annual sales for the twelve months preceding the acquisition were approximately $22,000.
On September 6, 2007, we acquired Techtron, a commercial slip ring manufacturer for $5,600 in cash and is included as part of our Components segment.
On May 3, 2007, we acquired Thermal Control Products Inc. The purchase price, net of cash acquired, was $6,887. We paid $4,037 in cash, which was financed with credit facility borrowings, and issued unsecured notes to the sellers payable over three years with a discounted present value of $2,850. Thermal Control Products specializes in the design, prototype and manufacture of electronic cooling and air moving systems for the automotive, telecommunications, server and electronic storage markets and is included as part of our Components segment.
On March 16, 2007, we acquired ZEVEX International, Inc. The purchase price, net of cash acquired, was $82,451, which was financed with credit facility borrowings, and $1,796 in assumed debt. ZEVEX manufactures and distributes a line of ambulatory pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for hospital, nursing home, neonatal and patient home use. ZEVEX also designs, develops and manufactures surgical tools and sensors and provides engineered solutions for the medical marketplace. This acquisition further expands our participation in the medical markets within our Medical Devices segment. Annual sales for the twelve months preceding the acquisition were approximately $43,000.
In the first quarter of 2007, we acquired a ball screw manufacturer. The purchase price was $2,567 paid in cash and $2,935 in assumed debt and is included as part of our Industrial Systems segment. We also paid a $63 purchase price adjustment related to the 2005 acquisition of FCS Control Systems.
On August 24, 2006, we acquired McKinley Medical by issuing 445,725 shares of Moog Class A common stock valued at $14,993 and $550 in cash, of which $543 was paid in the first quarter of 2007. McKinley Medical designs, assembles and distributes disposable pumps and accessories used principally to administer therapeutic drugs for chemotherapy and antibiotic applications and post-operative medication for pain management. This acquisition further expands our participation in medical markets within our Medical Devices segment.
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
On November 23, 2005, we acquired Flo-Tork. The adjusted purchase price was $25,739, which was financed with credit facility borrowings. Flo-Tork is a leading designer and manufacturer of hydraulic and pneumatic rotary actuators and specialized cylinders for niche military and industrial applications. This acquisition not only expands our reach within Industrial Systems, but also provides new opportunities for naval applications within Space and Defense Controls.
On August 11, 2005, we acquired FCS Control Systems for $46,670, financed primarily with existing cash in one of our European subsidiaries. FCS Control Systems is a business that produces high-fidelity electromechanical and electrohydraulic flight and vehicle simulation equipment and structural test systems for aerospace and automotive applications. This acquisition expands our market for simulators in Europe and enhances our line of control loading actuation systems within Industrial Systems.

On July 26, 2005, we acquired the Power and Data Technologies Group of the Kaydon Corporation and financed the acquisition with credit facility borrowings. In the first quarter of 2006, we received $664 in cash from the seller representing a working capital adjustment, resulting in an adjusted purchase price of $72,086. This business manufactures electric and fiber-optic slip rings for industrial products, underwater applications and for European military applications. This acquisition will help us reach new markets and will complement our existing line of products within Components. During 2006, we completed our purchase price allocation for the acquisition and as a result, intangible assets increased by $7,119 and goodwill decreased by $4,561.
In the second quarter of 2005, we acquired an industrial systems engineering business and a commercial aircraft repair business for $4,637.
Our purchase price allocations for our current year acquisitions are substantially complete with the exception of QuickSet, which are based on preliminary estimates of fair values of assets acquired and liabilities assumed.
Note 3 – Receivables
Receivables consist of:

	September 29,	September 30,
	2007	2006

Accounts receivable	$207,405	$165,508

Long-term contract receivables:

Amounts billed	52,830	53,040

Unbilled recoverable costs and accrued profits	170,458	114,622

Total long-term contract receivables	223,288	167,662

Other	4,371	3,191

Total receivables	435,064	336,361

Less allowance for doubtful accounts	(3,086)	(2,869)

Receivables	$431,978	$333,492

Long-term contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts and commercial aircraft and satellite manufacturers. Amounts billed under long-term contracts to the U.S. Government were $11,475 at September 29, 2007 and $7,121 at September 30, 2006. Unbilled recoverable costs and accrued profits under long-term contracts to be billed to the U.S. Government were $9,673 at September 29, 2007 and $9,913 at September 30, 2006. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Approximately 80% of unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.
There are no material amounts of claims or unapproved change orders included in the balance sheet. Balances billed but not paid by customers under retainage provisions are not material.
Concentrations of credit risk on receivables are limited to those from significant customers that are believed to be financially sound. Receivables from Boeing were $74,509 at September 29, 2007 and $39,889 at September 30, 2006. Receivables from Lockheed Martin were $31,762 at September 29, 2007 and $29,618 at September 30, 2006. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.

Note 4 – Inventories
Inventories, net of reserves, consist of:

	September 29,	September 30,
	2007	2006

Raw materials and purchased parts	$121,622	$101,974

Work in process	183,810	134,492

Finished goods	53,818	46,254

Inventories	$359,250	$282,720

Note 5 – Property, Plant and Equipment
Property, plant and equipment consists of:

	September 29,	September 30,
	2007	2006

Land	$23,395	$20,650

Buildings and improvements	239,345	208,975

Machinery and equipment	485,193	400,422

Property, plant and equipment, at cost	747,933	630,047

Less accumulated depreciation and amortization	(361,120)	(320,036)

Property, plant and equipment	$386,813	$310,011

Assets under capital leases included in property, plant and equipment are summarized as follows:

	September 29,	September 30,
	2007	2006

Assets under capital leases, at cost	$4,153	$3,661

Less accumulated amortization	(518)	(347)

Net assets under capital leases	$3,635	$3,314

Note 6 – Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for 2007, 2006 and 2005 are as follows:

		Space and
	Aircraft	Defense	Industrial		Medical
	Controls	Controls	Systems	Components	Devices	Total

Balance at September 25, 2004	$102,817	$45,664	$47,836	$92,246	$–	$288,563

Acquisitions	1,008	–	36,137	52,738	–	89,883

Foreign currency translation	(76)	–	(1,477)	1,312	–	(241)

Balance at September 24, 2005	103,749	45,664	82,496	146,296	–	378,205

Acquisitions	–	4,142	6,215	–	63,483	73,840

Adjustments to prior year acquisitions	28	–	(129)	(4,561)	–	(4,662)

Foreign currency translation	49	–	2,534	1,005	–	3,588

Balance at September 30, 2006	103,826	49,806	91,116	142,740	63,483	450,971

Current year acquisitions	–	17,740	3,489	7,448	47,473	76,150

Adjustments to prior year acquisitions	–	–	63	–	1,126	1,189

Foreign currency translation	72	–	6,797	3,254	–	10,123

Balance at September 29, 2007	$103,898	$67,546	$101,465	$153,442	$112,082	$538,433

The components of acquired intangible assets are as follows:

	September 29, 2007		September 30, 2006

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer-related	$64,556	$(15,181)	$32,084	$(8,468)

Technology-related	30,560	(6,482)	23,829	(2,867)

Marketing-related	15,229	(7,031)	9,629	(5,906)

Artistic-related	25	(15)	25	(12)

Acquired intangible assets	$110,370	$(28,709)	$65,567	$(17,253)

All acquired intangible assets other than goodwill are being amortized. Customer-related intangible assets primarily consist of customer relationships. Technology-related intangible assets primarily consist of technology, patents, intellectual property and engineering drawings. Marketing-related intangible assets primarily consist of trademarks, tradenames and non-compete agreements.
The weighted-average amortization period is eight years for customer-related, technology-related and marketing-related intangible assets and ten years for artistic-related intangible assets. In total, these intangible assets have a weighted-average life of eight years. Amortization of acquired intangible assets was $10,657 in 2007, $8,636 in 2006 and $2,470 in 2005. Based on acquired intangible assets recorded at September 29, 2007, amortization is estimated to be $13,220 in 2008, $11,796 in 2009, $11,730 in 2010, $11,501 in 2011 and $10,882 in 2012.

Note 7 – Indebtedness
Long-term debt consists of:

	September 29,	September 30,
	2007	2006

U.S. credit facility:

Revolving credit facility	$401,500	$135,500

Term loan	–	22,500

Other revolving credit facilities and term loans	10,298	8,993

Obligations under capital leases	2,282	2,339

Senior debt	414,080	169,332

6 1/4% senior subordinated notes	200,089	200,107

Total long-term debt	614,169	369,439

Less current installments	(2,537)	(1,982)

Long-term debt	$611,632	$367,457

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
In addition to our U.S. credit facility, we maintain short-term credit facilities with banks throughout the world. These short-term facilities are principally demand lines subject to revision by the banks. At September 29, 2007, we had $229,513 of unused borrowing capacity, including $185,851 from the U.S. credit facility. Commitment fees are charged on some of these arrangements and on the U.S. credit facility based on a percentage of the unused amounts available and are not material.
Other revolving credit facilities and term loans of $10,298 at September 29, 2007 consist of financing provided by various banks to certain foreign subsidiaries. These loans are being repaid through 2013 and carry interest rates ranging from 4% to 11%.
We have outstanding $200,000 aggregate principal amount of 6 1/4% senior subordinated notes due January 15, 2015, a portion of which were sold at amounts in excess of par. Interest is paid semiannually on January 15 and July 15 of each year. The notes are unsecured, general obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness and contain normal incurrence-based covenants.
Maturities of long-term debt are $2,537 in 2008, $1,496 in 2009, $2,419 in 2010, $1,125 in 2011, $403,001 in 2012 and $203,591 thereafter.
At September 29, 2007, we had pledged assets with a net book value of $991,985 as security for long-term debt.
Our only financial instrument for which the carrying value at times differs from its fair value is long-term debt. At September 29, 2007, the fair value of long-term debt was $604,080 compared to its carrying value of $614,169. The fair value of long-term debt was estimated based on quoted market prices.

Note 8 – Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
We have foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of earnings. To minimize the foreign currency exposure, we have foreign currency forwards with a notional amount of $18,185 as of September 29, 2007. The foreign currency forwards are recorded in our balance sheet at fair value and resulting gains or losses are recorded in our statement of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At September 29, 2007, the fair value of the foreign currency forwards was a $1,047 liability, which was included in other accrued liabilities. At September 30, 2006, the fair value of the foreign currency forwards was a $521 liability, most of which was included in other accrued liabilities.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (AOCI). These deferred gains and losses are amortized into interest expense during the periods in which the related interest payments on the variable-rate debt affect earnings. However, to the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2007, 2006 and 2005.
At September 30, 2006, we had outstanding interest rate swaps with a $35,000 notional amount, effectively converting that amount of variable-rate debt to fixed-rate debt. All of the $35,000 notional amount matured in the first quarter of 2007. The fair value of interest rate swaps at September 30, 2006 was $273, which is included in other current assets and other non current assets. At September 29, 2007, we did not have any outstanding interest rate swaps.
On October 30, 2007 and November 8, 2007, we entered into interest rate swaps with notional amounts totaling $60,000. Before consideration of the current applicable margin, the interest rate swaps convert this amount of variable-rate debt to fixed-rate debt at 4.4% through their maturities in the first quarter of 2009, at which time the interest will revert back to a variable rate based on LIBOR.

Note 9 – Employee Benefit Plans
On September 29, 2007, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 required us to recognize the funded status, or the difference between the fair value of plan assets and the projected benefit obligations of our pension plans and the accumulated benefit obligation of our postretirement health care benefit plan, on our balance sheet with a corresponding adjustment to accumulated other comprehensive loss. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses, the unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87. These unrecognized amounts were previously netted against the plan’s funded status in our balance sheet. These amounts will be subsequently recognized as net periodic benefit cost. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of accumulated other comprehensive loss. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of SFAS No. 158.
The effects of adopting the provisions of SFAS No. 158 on our balance sheet at September 29, 2007 are presented in the following table. The adoption of SFAS No. 158 had no affect on our statement of earnings for the year ended September 29, 2007, or for any prior periods presented, and will not affect our statement of earnings in future periods. Had we not been required to adopt SFAS No. 158 on September 29, 2007, we would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Pension Prior to Adopting SFAS No. 158.”

	Pension	Postretirement		As
	Prior to	Health Care Prior	Effect of	Reported at
	Adopting	to Adopting	Adopting	September 29,
	SFAS No. 158	SFAS No. 158	SFAS No. 158	2007

Intangible asset	$831	$–	$(831)	$–

Prepaid pension asset	49,807	–	(21,676)	28,131

Other postretirement liability	–	(10,972)	(9,655)	(20,627)

Pension liability	(60,949)	–	(25,386)	(86,335)

Deferred tax asset	5,226	–	16,409	21,635

Additional minimum liability	(15,251)	–	15,251	–

Accumulated other comprehensive loss, net of taxes	9,194	–	25,888	35,082

We maintain defined benefit plans in seven countries covering substantially all employees. The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans for 2007 and 2006 are as follows:

	U.S. Plans		Non-U.S. Plans
August 31 measurement date	2007	2006	2007	2006

Change in projected benefit obligation:

Projected benefit obligation at beginning of year	$353,963	$362,574	$100,503	$93,428

Service cost	15,071	16,227	3,760	3,626

Interest cost	20,825	18,747	4,969	4,116

Contributions by plan participants	–	–	839	250

Actuarial losses (gains)	4,559	(32,775)	(9,466)	(3,422)

Foreign currency exchange impact	–	–	10,715	4,447

Benefits paid from plan assets	(11,724)	(11,064)	(1,843)	(922)

Benefits paid by Moog	(545)	(523)	(1,373)	(1,020)

Plan amendments	82	–	–	–

Acquisition	–	777	–	–

Projected benefit obligation at end of year	$382,231	$353,963	$108,104	$100,503

Change in plan assets:

Fair value of assets at beginning of year	$311,078	$251,965	$44,834	$36,809

Actual return on plan assets	47,967	30,461	2,358	3,734

Employer contributions	28,067	39,000	5,146	3,348

Contributions by plan participants	–	–	839	250

Benefits paid	(11,724)	(11,064)	(1,843)	(922)

Foreign currency exchange impact	–	–	4,563	1,615

Acquisition	–	716	–	–

Fair value of assets at end of year	$375,388	$311,078	$55,897	$44,834

Funded status	$(6,843)	$(42,885)	$(52,207)	$(55,669)

Unrecognized actuarial losses	–	60,478	–	16,415

Unrecognized prior service cost	–	2,637	–	(360)

Contributions made after the measurement date	–	–	846	803

Amount recognized	$(6,843)	$20,230	$(51,361)	$(38,811)

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost – current	$–	$–	$846	$803

Other assets – non-current	25,648	32,693	1,637	1,257

Accrued and long-term pension liabilities	(32,491)	(20,286)	(53,844)	(51,719)

Intangible asset	–	1,191	–	80

Accumulated other comprehensive loss, before taxes	–	6,632	–	10,768

Amount recognized	$(6,843)	$20,230	$(51,361)	$(38,811)

Amounts recognized in accumulated other comprehensive loss, before taxes:

Prior service cost (credit)	$1,627	$–	$(314)	$–

Actuarial losses	38,030	–	7,719	–

Amount recognized	$39,657	$–	$7,405	$–

Plan assets at September 29, 2007 consist primarily of publicly traded stocks, bonds, mutual funds, and $50,614 in our stock based on quoted market prices. Our stock included in plan assets consists of 149,022 shares of Class A common stock and 1,001,034 shares of Class B common stock. Our funding policy is to contribute at least the amount required by law in the respective countries.
The total accumulated benefit obligation as of the measurement dates for all defined benefit pension plans was $438,652 in 2007 and $415,165 in 2006. At the measurement date in 2007, three of our plans had fair values of plan assets totaling $391,218, which exceeded their accumulated benefit obligations of $326,855. At the measurement date in 2006, two of our plans had fair values of plan assets totaling $318,027, which exceeded their accumulated benefit obligations of $306,981. The following table provides aggregate information for the other pension plans, which have projected benefit obligations or accumulated benefit obligations in excess of plan assets:

	September 29,	September 30,
August 31 measurement date	2007	2006

Projected benefit obligation	$125,817	$118,175

Accumulated benefit obligation	111,797	108,184

Fair value of plan assets	40,067	37,885

Weighted-average assumptions used to determine benefit obligations as of the measurement dates and weighted-average assumptions used to determine net periodic benefit cost for 2007, 2006 and 2005 are as follows:

	U.S. Plans			Non-U.S. Plans
August 31 measurement date	2007	2006	2005	2007	2006	2005

Assumptions for net periodic benefit cost

Discount rate	6.0%	5.3%	6.0%	4.8%	4.4%	5.2%

Return on assets	8.9%	8.9%	8.9%	5.9%	5.8%	6.0%

Rate of compensation increase	3.3%	3.3%	3.4%	3.4%	3.5%	3.7%

Assumptions for benefit obligations

Discount rate	6.3%	6.0%	5.3%	5.3%	4.8%	4.4%

Rate of compensation increase	4.1%	3.3%	3.3%	3.4%	3.4%	3.5%

Pension expense for all plans for 2007, 2006 and 2005, including costs for various defined contribution plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005

Service cost	$15,071	$16,227	$13,443	$3,760	$3,626	$2,405

Interest cost	20,825	18,747	17,613	4,969	4,116	3,707

Expected return on plan assets	(25,493)	(21,873)	(20,220)	(2,902)	(2,282)	(1,651)

Amortization of prior service cost (credit)	1,093	1,117	1,116	(37)	(38)	(43)

Amortization of actuarial loss	4,532	8,544	4,770	835	1,122	696

Pension expense for defined benefit plans	16,028	22,762	16,722	6,625	6,544	5,114

Pension expense for defined contribution plans	1,632	1,119	952	1,628	942	996

Total pension expense	$17,660	$23,881	$17,674	$8,253	$7,486	$6,110

The estimated prior service cost and actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for pension plans in 2008 are $1,060 and $2,802, respectively. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We select the return on assets assumption by considering our current and target asset allocation, which is around 80% equities and 20% debt and other investments for U.S. plan assets and 57% equities and 43% debt and other investments for non-U.S. plan assets, as well as historical and expected returns on each category of plan assets.

As of the measurement dates, equity securities represented 82% and 83% of the fair value of U.S. plan assets and 57% and 60% of the fair value of non-U.S. plan assets in 2007 and 2006, respectively. Debt and other investments represented 18% and 17% of the fair value of U.S. plan assets and 43% and 40% of the fair value of non-U.S. plan assets in 2007 and 2006, respectively.
Benefits expected to be paid from U.S. plans are $14,432 in 2008, $16,665 in 2009, $17,771 in 2010, $19,008 in 2011, $20,380 in 2012 and $127,548 for the five years thereafter. Benefits expected to be paid from the non-U.S. plans are $2,811 in 2008, $2,906 in 2009, $3,005 in 2010, $3,528 in 2011, $3,876 in 2012 and $26,609 for the five years thereafter.
We presently anticipate contributing approximately $6,000 to the U.S. plans and $5,000 to the non-U.S. plans in 2008.
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $17,800, $16,524 and $11,000 in 2007, 2006 and 2005, respectively.
We have a Savings and Stock Ownership Plan (SSOP) that includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the SSOP can acquire our stock at market value, with Moog providing a 25% share match in 2007 and prior years. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 29, 2007, the participants in the SSOP owned 1,122,094 Class A shares and 1,949,803 Class B shares.
We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The transition obligation is being expensed over 20 years through 2013. The changes in the accumulated benefit obligation of this unfunded plan for 2007 and 2006 are shown in the following table.

	September 29,	September 30,
August 31 measurement date	2007	2006

Change in Accumulated Postretirement Benefit Obligation (APBO):

APBO at beginning of year	$20,767	$18,928

Service cost	401	352

Interest cost	1,204	961

Contributions by plan participants	1,577	1,442

Benefits paid	(2,939)	(2,775)

Actuarial (gains) losses	(514)	1,776

Retiree drug subsidy receipts	131	83

APBO at end of year	$20,627	$20,767

Funded status	$(20,627)	$(20,767)

Unrecognized transition obligation	–	2,761

Unrecognized prior service cost	–	1,076

Unrecognized losses	–	7,533

Accrued postretirement benefit liability	$(20,627)	$(9,397)

Amounts recognized in accumulated other comprehensive loss, before taxes:

Transition obligation	$2,367	$–

Prior service cost	790	–

Actuarial losses	6,498	–

Amount recognized	$9,655	$–

The cost of the postretirement benefit plan is as follows:

	2007	2006	2005

Service cost	$401	$352	$321

Interest cost	1,204	961	1,059

Amortization of transition obligation	394	394	394

Amortization of prior service cost	286	286	286

Amortization of actuarial loss	521	381	635

Net periodic postretirement benefit cost	$2,806	$2,374	$2,695

The estimated transition obligation, prior service cost and actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost in 2008 are $394, $286, and $447, respectively.
As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 6.3% in 2007, 6.0% in 2006 and 5.3% in 2005. As of the measurement date, the assumed discount rate used in the accounting for the net periodic postretirement benefit cost was 6.0% in 2007, 5.3% in 2006 and 6.0% in 2005.
For measurement purposes, a 10.0%, 7.5% and 12.0% annual rate of increase in the per capita cost of medical and drug costs before age 65, medical costs after age 65 and drug costs after age 65, respectively, were assumed for 2008, all gradually decreasing to 5.0% for 2015 and years thereafter. A one percentage point increase in this rate would increase our accumulated postretirement benefit obligation as of the measurement date in 2007 by $1,101, while a one percentage point decrease in this rate would decrease our accumulated postretirement benefit obligation by $997. A one percentage point increase or decrease in this rate would not have a material effect on the total service cost and interest cost components of the net periodic postretirement benefit cost.
Note 10 – Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2007	2006	2005

Earnings before income taxes:

Domestic	$82,968	$73,981	$58,429

Foreign	60,529	47,100	37,372

Eliminations	254	(932)	(883)

Total	$143,751	$120,149	$94,918

Computed expected tax expense	$50,313	$42,052	$33,221

Increase (decrease) in income taxes resulting from:

Foreign tax rates	(3,413)	(2,862)	13

Export and manufacturing incentives	(2,140)	(2,118)	(2,088)

State taxes, net of federal benefit	2,442	2,612	1,375

Change in foreign statutory tax rates	863	(321)	377

Foreign and R&D tax credits	(4,860)	(2,448)	(3,828)

Change in valuation allowance for deferred taxes	(656)	2,433	807

Other	266	(545)	249

Income taxes	$42,815	$38,803	$30,126

Effective income tax rate	29.8%	32.3%	31.7%

At September 29, 2007, subsidiaries in Luxembourg and The Netherlands had net operating loss carryforwards totaling $30,604. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries. The change in the valuation allowance relates to net operating loss carryforwards and state investment tax credits reflecting recent and projected financial performance, tax planning strategies and statutory tax carryforward periods.
No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($277,703 at September 29, 2007) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to us.

The components of income taxes are as follows:

	2007	2006	2005

Current:

Federal	$21,365	$6,901	$12,457

Foreign	18,277	14,299	11,647

State	3,718	1,888	1,569

Total current	43,360	23,088	25,673

Deferred:

Federal	238	13,061	3,348

Foreign	(822)	524	559

State	39	2,130	546

Total deferred	(545)	15,715	4,453

Income taxes	$42,815	$38,803	$30,126

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

	September 29,	September 30,
	2007	2006

Deferred tax assets:

Benefit accruals	$34,116	$35,132

Contract loss reserves not currently deductible	3,710	5,126

Tax benefit carryforwards	13,842	10,239

Inventory	15,860	12,831

Other accrued expenses	7,731	6,954

Total gross deferred tax assets	75,259	70,282

Less valuation allowance	(9,374)	(9,090)

Total net deferred tax assets	65,885	61,192

Deferred tax liabilities:

Differences in bases and depreciation of property, plant and equipment	93,188	73,810

Pension	1,044	25,120

Other	1,253	1,638

Total gross deferred tax liabilities	95,485	100,568

Net deferred tax liabilities	$(29,600)	$(39,376)

Net deferred tax assets and liabilities are included in the balance sheet as follows:

	September 29,	September 30,
	2007	2006

Current assets	$46,789	$39,950

Other assets	6,898	7,909

Other accrued liabilities	(2,868)	(3,648)

Long-term liabilities	(80,419)	(83,587)

Net deferred tax liabilities	$(29,600)	$(39,376)

Note 11 – Shareholders’ Equity
Class A and Class B common stock share equally in our earnings, and are identical with certain exceptions. Other than on matters relating to the election of directors or as required by law where the holders of Class A and Class B shares vote as separate classes, Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 69,027 in 2007, 68,181 in 2006 and 11,345 in 2005.
Class A shares reserved for issuance at September 29, 2007 are as follows:

Shares

Conversion of Class B to Class A shares	4,197,350

2003 Stock Option Plan	1,276,463

1998 Stock Option Plan	869,272

Class A shares reserved for issuance	6,343,085

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
We are authorized to issue up to 10,000,000 shares of preferred stock. The Board of Directors may authorize, without further shareholder action, the issuance of additional preferred stock which ranks senior to both classes of our common stock with respect to the payment of dividends and the distribution of assets on liquidation. The preferred stock, when issued, would have such designations relative to voting and conversion rights, preferences, privileges and limitations as determined by the Board of Directors.

Note 12 – Stock Options
We have stock option plans that authorize the issuance of options for shares of Class A common stock to directors, officers and key employees. Stock option grants are designed to reward long-term contributions to Moog and provide incentives for recipients to remain with Moog. The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A common stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A common stock. Under the terms of the plans, options may be either incentive or non-qualified. Options issued as of September 29, 2007 consisted of both incentive options and non-qualified options. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. Options become exercisable over periods not exceeding ten years.
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
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value of the options was $12.32, $11.22 and $9.55 for options granted during 2007, 2006 and 2005, respectively. The following table provides the range of assumptions used to value stock options granted during 2007, 2006 and 2005.

	2007	2006	2005

Expected volatility	27% – 32%	27% – 35%	36%

Risk-free rate	4.5% – 4.6%	4.4% – 4.5%	3.3% – 4.4%

Expected dividends	0%	0%	0%

Expected term	3-7 years	3-10 years	3-10 years

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
The following table summarizes information about stock options outstanding and exercisable at September 29, 2007.

	Outstanding		Exercisable
		Weighted		Weighted
Exercise		Average		Average
Price		Exercise		Exercise
Range	Options	Price	Options	Price

$ 7.07 – 10.04	419,696	$8.43	320,674	$8.43

12.53 – 15.24	313,200	12.76	151,284	13.01

19.74 – 23.88	197,435	20.16	20,993	22.22

26.65 – 28.94	666,951	28.30	112,586	28.06

36.67	260,516	36.67	–	–

	1,857,798	$21.50	605,537	$13.70

Shares under options are as follows:

	Class A	Weighted	Weighted
	Stock	Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic
1998 Plan	Options	Price	Contractual Life	Value

Outstanding at September 25, 2004	1,450,938	$11.38

Exercised in 2005	(147,017)	9.77

Outstanding at September 24, 2005	1,303,921	11.56

Exercised in 2006	(281,945)	12.54

Outstanding at September 30, 2006	1,021,976	11.30

Exercised in 2007	(172,645)	9.95

Outstanding at September 29, 2007	849,331	$11.58	3.9	$27,485

Exercisable at September 29, 2007	480,393	$10.07	3.0	$16,270

	Class A	Weighted	Weighted
	Stock	Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic
2003 Plan	Options	Price	Contractual Life	Value

Outstanding at September 25, 2004	101,250	$21.41

Granted in 2005	483,972	27.99

Outstanding at September 24, 2005	585,222	26.85

Granted in 2006	236,266	28.94

Exercised in 2006	(60,750)	26.29

Outstanding at September 30, 2006	760,738	27.49

Granted in 2007	260,516	36.67

Exercised in 2007	(12,787)	28.01

Outstanding at September 29, 2007	1,008,467	$29.86	7.8	$14,201

Exercisable at September 29, 2007	125,144	$27.64	7.2	$2,039

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of Class A common stock of $43.94 as of September 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of options exercised in the 1998 Plan during 2007, 2006 and 2005 was $5,070, $5,858 and $2,937, respectively. The intrinsic value of options exercised in the 2003 Plan during 2007 and 2006 was $164 and $486, respectively.
The fair value of shares in the 1998 Plan that vested during 2007, 2006 and 2005 was $4.88, $5.07 and $4.60, respectively. The fair value of shares in the 2003 Plan that vested during 2007 and 2006 was $10.28 and $8.63, respectively.
As of September 29, 2007, total unvested compensation expense associated with stock options amounted to $6,743 and will be recognized over a weighted-average period of three years.

Note 13 – Stock Employee Compensation Trust
We have a Stock Employee Compensation Trust (SECT) to assist in administering and provide funding for employee stock plans and benefit programs, including the Moog Inc. Savings and Stock Ownership Plan (SSOP). The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreement governing the SECT, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.
Note 14 – Other Comprehensive Income (Loss)
Other comprehensive income (loss), net of tax, consists of:

	2007	2006	2005

Accumulated (loss) gain on derivatives adjustment:

Net increase (decrease) in fair value of derivatives, net of taxes of $1 in 2007, $69 in 2006 and $351 in 2005	$1	$111	$569
Net reclassification from accumulated other comprehensive income into earnings, net of taxes of $(54) in 2007, $(447) in 2006 and $(82) in 2005	(87)	(713)	(145)

Accumulated (loss) gain on derivatives adjustment	(86)	(602)	424

Foreign currency translation adjustment	29,047	7,568	(2,840)

Minimum pension liability adjustment, prior to the adoption of SFAS No. 158, net of taxes of $933 in 2007, $27,398 in 2006 and $(8,794) in 2005	1,929	44,230	(14,085)

Other comprehensive income (loss)	$30,890	$51,196	$(16,501)

Accumulated other comprehensive income, net of tax, consists of:

	September 29,	September 30,
	2007	2006

Accumulated foreign currency translation	$47,649	$18,602

Accumulated retirement liability	(35,082)	(11,123)

Accumulated gain on derivatives	–	86

Accumulated other comprehensive income	$12,567	$7,565

Note 15 – Segments
Aircraft Controls. Our largest segment is Aircraft Controls. This segment generates revenues from three major markets: military aircraft, commercial aircraft and aftermarket support. We differentiate ourselves in these markets by offering a complete range of technologies, system integration capabilities and superior customer service.
We design, manufacture and integrate primary and secondary flight controls for military and commercial aircraft and provide aftermarket support. Our systems control large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft.
We are currently working on several large development programs including the F-35 Joint Strike Fighter, Boeing 787 Dreamliner, Indian Light Combat Aircraft, Airbus A400M and Boeing’s extended range 747-8. Our large military production programs include the F/A-18E/F Super Hornet and the V-22 Osprey. Our large commercial production programs include the full line of Boeing 7-series of aircraft. Aftermarket sales, including repairs and spare parts, represented 35% of Aircraft Control sales in 2007. Aircraft Controls customers include Boeing, Lockheed Martin, Airbus, BAE, Bombardier, Gulfstream, Hawker Beechcraft, Honeywell, Northrop Grumman and the U.S. Government.
Space and Defense Controls. Space and Defense Controls has several important markets that generate segment revenues such as satellites and space vehicles, defense controls, launch vehicles, strategic missiles, missile defense and tactical missiles. We differentiate ourselves in these markets by having unique competence in the most difficult applications, complex motion and fluid control systems technology, innovative design and comprehensive project management capabilities.
For the commercial and military satellite markets, we design, manufacture and integrate chemical and electric propulsion systems and space flight motion controls. We design and manufacture control systems for gun positioning and to automatically load ammunition on military combat vehicles. Launch vehicles and missiles use our steering and propulsion controls, and the Space Station uses its couplings, valves and actuators. Customers include Alliant Techsystems, Lockheed Martin, Astrium, Raytheon, General Dynamics, United Technologies – Pratt & Whitney Rocketdyne, Aerojet, DRS Technologies and Boeing.
Industrial Systems. Industrial Systems is a diverse segment, serving customers around the world and in many markets. Six major markets, plastics making machinery, simulation, power generating turbines, test, metal forming and heavy industry, generate over 60% of total sales in this segment. We differentiate ourselves in industrial markets by providing performance-based, customized products and systems, process expertise, best-in-class products in every leading technology and superior aftermarket support.
For the plastics making machinery market, we design, manufacture and integrate systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. We supply electromechanical motion simulation bases for the flight simulation and training markets. In the power generation turbine market, we design, manufacture and integrate complete control assemblies for fuel, steam and variable geometry control applications that include wind turbines. For the test markets, we supply controls for automotive, structural and fatigue testing. Metal forming markets use our designed and manufactured systems that provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses our high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. Other markets include oil exploration, material handling, auto racing, carpet tufting, paper mills and lumber mills. Customers include FlightSafety, Tuftco, Huskey, Cooper, CAE, Arburg, Metso and Schlumberger.
Components. Components shares many of the same markets that drive sales in our other segments, including military and commercial aerospace, defense controls and industrial and medical applications. We also participate in the market for highly specialized marine applications.
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
Components has several other product lines including electromechanical actuators for military, aerospace and commercial applications, fiber optic modems that provide electrical-to-optical conversion of communication and data signals, avionic instrumentation, optical switches and resolvers. Customers include Respironics, Raytheon, Lockheed Martin, Honeywell, Phillips Medical and the U.S. Government.
Medical Devices. Medical Devices is our newest segment, formed as a result of the acquisition of Curlin Medical in April 2006. The segment further expanded with the acquisitions of McKinley Medical in August 2006 and ZEVEX International in March 2007. This segment operates within the overall healthcare market, which is experiencing significant growth. We are beginning to differentiate ourselves in this market by advancing technology used in infusion therapy and enteral feeding and establishing key relationships with distribution and manufacturing companies.
The segment operates within three medical devices market areas: infusion therapy, enteral clinical nutrition and sensors and surgical handpieces. Within infusion therapy, our primary products are electronic ambulatory infusion pumps along with the necessary administration sets and disposable infusion pumps. Applications of these products include hydration, nutrition, patient controlled analgesia, local anesthesia, chemotherapy and antibiotics. We manufacture and distribute a complete line of portable pumps, stationary pumps, and disposable sets that are used in the delivery of enteral nutrition for patients in their own homes, in hospitals and in long-term care facilities. We manufacture and distribute ultrasonic and optical sensors used to detect air bubbles and ensure accurate fluid delivery. Our surgical handpieces are used to safely fragment and aspirate tissue in common medical procedures such as cataract removal.
Key relationships with leading medical distribution and manufacturing companies like B. Braun, Royal Numico and DJO Inc. provide us with access to multiple medical markets and distribution channels.

Segment information for the years ended 2007, 2006 and 2005 and reconciliations to consolidated amounts are as follows:

	2007	2006	2005

Net sales:

Aircraft Controls	$586,558	$527,250	$451,692

Space and Defense Controls	184,737	147,961	128,478

Industrial Systems	435,673	380,711	314,952

Components	283,282	237,578	156,220

Medical Devices	67,849	12,994	–

Net sales	$1,558,099	$1,306,494	$1,051,342

Operating profit and margins:

Aircraft Controls	$61,198	$66,673	$63,900

	10.4%	12.6%	14.1%

Space and Defense Controls	24,211	13,272	11,078

	13.1%	9.0%	8.6%

Industrial Systems	57,470	45,055	26,997

	13.2%	11.8%	8.6%

Components	44,530	36,869	21,046

	15.7%	15.5%	13.5%

Medical Devices	6,931	(208)	–

	10.2%	(1.6%)	–

Total operating profit	194,340	161,661	123,021

	12.5%	12.4%	11.7%

Deductions from operating profit:

Interest expense	(29,538)	(21,861)	(13,671)

Stock compensation expense	(3,299)	(3,482)	–

Corporate and other expenses, net	(17,752)	(16,169)	(14,432)

Earnings before income taxes	$143,751	$120,149	$94,918

Depreciation and amortization:

Aircraft Controls	$17,385	$16,790	$15,547

Space and Defense Controls	5,497	5,485	4,737

Industrial Systems	15,767	14,752	10,855

Components	6,554	6,518	3,894

Medical Devices	6,157	2,169	–

	51,360	45,714	35,033

Corporate	733	1,363	1,174

Total depreciation and amortization	$52,093	$47,077	$36,207

Identifiable assets:

Aircraft Controls	$668,287	$528,763	$477,852

Space and Defense Controls	228,279	169,373	157,234

Industrial Systems	551,060	461,977	382,923

Components	314,538	279,284	253,177

Medical Devices	203,827	100,856	–

	1,965,991	1,540,253	1,271,186

Corporate	40,188	67,401	32,141

Total assets	$2,006,179	$1,607,654	$1,303,327

Capital expenditures:

Aircraft Controls	$59,507	$50,588	$18,070

Space and Defense Controls	7,246	4,246	4,417

Industrial Systems	21,276	22,162	15,882

Components	7,556	6,423	2,819

Medical Devices	1,403	136	–

Total capital expenditures	$96,988	$83,555	$41,188

Operating profit is net sales less cost of sales and other operating expenses, excluding stock compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.

Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2007	2006	2005

Net sales:
United States	$886,149	$755,657	$573,919
Germany	97,124	82,963	75,651
United Kingdom	83,970	65,152	41,016
Italy	65,462	53,170	49,854
Japan	60,861	69,198	60,651
Other	364,533	280,354	250,251

Net sales	$1,558,099	$1,306,494	$1,051,342

Property, plant and equipment:
United States	$221,813	$179,395	$162,372
Germany	32,981	29,378	28,984
Philippines	55,953	38,902	25,323
Italy	13,355	10,636	10,598
United Kingdom	12,064	9,848	6,237
Japan	10,105	9,191	9,964
Luxembourg	9,405	8,348	4,200
Other	31,137	24,313	15,163

Property, plant and equipment	$386,813	$310,011	$262,841

Sales to Boeing were $158,471, $116,911 and $112,779 in 2007, 2006 and 2005, respectively, including sales to Boeing Commercial Airplanes of $82,851, $46,017 and $35,726 in 2007, 2006 and 2005, respectively. Sales to Lockheed Martin were $113,233, $112,246 and $103,259 in 2007, 2006 and 2005, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing and Lockheed Martin, were $461,948, $426,267 and $358,234 in 2007, 2006 and 2005, respectively. Sales to Boeing, Lockheed Martin and the U.S. Government and its prime- or sub-contractors are made primarily from the Aircraft Controls and Space and Defense Controls segments.
Note 16 – Commitments and Contingencies
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
We lease certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $20,921 in 2007, $17,790 in 2006 and $16,660 in 2005. Future minimum rental payments required under noncancelable operating leases are $15,997 in 2008, $13,524 in 2009, $10,711 in 2010, $8,855 in 2011, $7,619 in 2012 and $14,068 thereafter.
We are contingently liable for $12,649 of standby letters of credit issued by a bank to third parties on behalf of Moog at September 29, 2007. Purchase commitments outstanding at September 29, 2007 are $454,517, including $20,630 for property, plant and equipment.

Note 17 – Quarterly Data – Unaudited
Net Sales and Earnings

	1st	2nd	3rd	4th
2007	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$355,981	$384,914	$403,789	$413,415	$1,558,099
Gross profit	120,682	128,489	141,867	138,209	529,247
Net earnings	24,064	24,487	25,576	26,809	100,936
Per share data:
Basic	$.57	$.58	$.60	$.63	$2.38
Diluted	$.56	$.57	$.59	$.62	$2.34

	1st	2nd	3rd	4th
2006	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$310,171	$322,109	$333,463	$340,751	$1,306,494
Gross profit	100,597	103,898	108,753	112,502	425,750
Net earnings	16,797	21,462	21,242	21,845	81,346
Per share data:
Basic	$.43	$.54	$.51	$.52	$2.01
Diluted	$.43	$.53	$.50	$.51	$1.97

Note: Quarterly amounts may not add to the total due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors of Moog Inc.
We have audited the accompanying consolidated balance sheets of Moog Inc. as of September 29, 2007 and September 30, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended September 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moog Inc. at September 29, 2007 and September 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective September 29, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” and effective September 25, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Moog Inc.’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2007 expressed an unqualified opinion thereon.
Buffalo, New York
November 19, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 29, 2007 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of September 29, 2007.
We completed two acquisitions in fiscal year 2007, which were excluded from our management’s report on internal control over financial reporting as of September 29, 2007. On March 16, 2007, we acquired ZEVEX International, Inc. and on September 12, 2007, we acquired QuickSet International, Inc., both of which are included in our 2007 consolidated financial statements and collectively constituted $150.0 million and $131.1 million of total and net assets, respectively, as of September 29, 2007 and $33.2 million and $(0.5) million of net sales and net loss, respectively, for the year then ended.
Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

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
Executive Vice President, Chief Financial Officer, and Director (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
Shareholders and Board of Directors of Moog Inc.
We have audited Moog Inc.’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Moog Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ZEVEX International, Inc. acquired on March 16, 2007 and QuickSet International, Inc. acquired on September 12, 2007, which are included in the 2007 consolidated financial statements of Moog Inc. and collectively constituted $150.0 million and $131.1 million of total and net assets, respectively, as of September 29, 2007 and $33.2 million and $(0.5) million of net sales and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Moog Inc. also did not include an evaluation of the internal control over financial reporting of ZEVEX International, Inc. acquired on March 16, 2007 and QuickSet International, Inc. on September 12, 2007.
In our opinion, Moog Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Moog Inc. as of September 29, 2007 and September 30, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended September 29, 2007 of Moog Inc. and our report dated November 19, 2007 expressed an unqualified opinion thereon.
Buffalo, New York
November 19, 2007

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
Management’s Report on Internal Control over Financial Reporting.
See the report appearing under Item 8, Financial Statements and Supplemental Data on page 95 of this report.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein with respect to our directors and certain information required herein with respect to our executive officers is incorporated by reference to the 2007 Proxy. Other information required herein is included in Item 1, Business, under “Executive Officers of the Registrant” on pages 38 and 39 of this report.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at (716) 652-2000.

Item 11. Executive Compensation.

The information required herein is incorporated by reference to the 2007 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference to the 2007 Proxy.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference to the 2007 Proxy.

Item 14. Principal Accountant Fees and Services.

The information required herein is incorporated by reference to the 2007 Proxy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:
1.	Index to Financial Statements.

The following financial statements are included:
(i)	Consolidated Statements of Earnings for the years ended September 29, 2007, September 30, 2006 and September 24, 2005.

(ii)	Consolidated Balance Sheets as of September 29, 2007 and September 30, 2006.

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended September 29, 2007, September 30, 2006 and September 24, 2005.

(iv)	Consolidated Statements of Cash Flows for the years ended September 29, 2007, September 30, 2006 and September 24, 2005.

(v)	Notes to Consolidated Financial Statements.

(vi)	Reports of Independent Registered Public Accounting Firm.
2.	Index to Financial Statement Schedules.

The following Financial Statement Schedule as of and for the years ended September 29, 2007, September 30, 2006 and September 24, 2005 is included in this Annual Report on Form 10-K:

II. Valuation and Qualifying Accounts.

Schedules other than that listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

(2)	(i)	Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of our report on Form 8-K dated June 15, 1994.

	(ii)	Asset Purchase Agreement dated as of September 22, 1996 between Moog Inc., Moog Controls Inc., International Motion Control Inc., Enidine Holdings, L.P. and Enidine Holding Inc., incorporated by reference to exhibit 2.1 of our report on Form 8-K dated October 28, 1996.

	(iii)	Stock Purchase Agreement dated October 20, 1998 between Raytheon Aircraft Company and Moog Inc., incorporated by reference to exhibit 2(i) of our report on Form 8-K dated November 30, 1998.

	(iv)	Asset Purchase and Sale Agreement by and between Litton Systems, Inc. and Moog Inc. dated as of August 14, 2003, incorporated by reference to exhibit 2.1 of our report on Form 8-K dated September 4, 2003.

	(v)	Stock Purchase Agreement by and among Kaydon Corporation, Kaydon Corporation Limited and Kaydon Acquisition IX, Inc. and Moog Inc., Moog Controls Limited and Moog Canada Corporation dated July 26, 2005, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended June 25, 2005.

(3)	(i)	Restated Certificate of Incorporation of Moog Inc., incorporated by reference to exhibit (3) of our Annual Report on Form 10-K for the year ended September 30, 1989.

	(ii)	Restated By-laws of Moog Inc., incorporated by reference to appendix B of the proxy statement filed under Schedule 14A on December 2, 2003.

(4)	(i)	Form of Indenture between Moog Inc. and JPMorgan Chase Bank, N.A., as Trustee, dated January 10, 2005, relating to the 6 1/4% Senior Subordinated Notes due 2015, incorporated by reference to exhibit 4.1 of our report on Form 8-K dated January 5, 2005.

	(ii)	First Supplemental Indenture between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005, incorporated by reference to exhibit 4(ii) of our report on Form 10-K for the year ended September 24, 2005.

	(iii)	Registration Rights Agreement between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005, incorporated by reference to exhibit 4(iii) of our report on Form 10-K for the year ended September 24, 2005.

(9)	(i)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of our report on Form 8-K dated December 9, 1983.

	(ii)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of our report on Form 8-K dated November 30, 1988.

(10)	(i)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of our Annual Report on Form 10-K for the year ended September 28, 2002.*

	(ii)	Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of our Annual Report on Form 10-K for the year ended September 30, 1989.

	(iii)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, incorporated by reference to exhibit 10(vii) of our Annual Report on Form 10-K for the year ended September 25, 1999.*

	(iv)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978 – amended August 30, 1983, May 19, 1987, August 30, 1988, December 12, 1996, November 11, 1999 and November 29, 2001, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2002.*

	(v)	1998 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 5, 1998.*

	(vi)	2003 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 9, 2003.*

	(vii)	Moog Inc. Stock Employee Compensation Trust Agreement effective December 2, 2003, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2003.

	(viii)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated November 30, 2004.*

	(ix)	Forms of Stock Option Agreements under 1998 Stock Option Plan and 2003 Stock Option Plan, incorporated by reference to exhibit 10.12 of our Annual Report on Form 10-K for the year ended September 25, 2004.*

	(x)	Description of Management Profit Sharing Program, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended March 26, 2005.*

	(xi)	Second Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association, Manufacturers and Traders Trust Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated as of October 25, 2006, incorporated by reference to exhibit (10.1) of our report on Form 8-K dated October 25, 2006.

(21)	Our subsidiaries.
(i)	Curlin Medical Inc., Incorporated in Delaware, wholly-owned subsidiary
(a)	ZEVEX Inc., Incorporated in Delaware, wholly-owned subsidiary of Curlin Medical, Inc.
(ii)	Flo-Tork Inc., Incorporated in Delaware, wholly-owned subsidiary

(iii)	Fundamental Technology Solutions, Inc., Incorporated in Delaware, wholly-owned subsidiary

(iv)	Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland

(v)	Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary

(vi)	Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
(a)	Moog de Argentina Srl, Incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.
(vii)	Moog Controls Acquisition Corp., Incorporated in Florida, wholly-owned subsidiary

(viii)	Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines

(ix)	Moog Controls Hong Kong Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary
(a)	Moog Motion Controls (Shanghai) Co., Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.

(b)	Moog Control System (Shanghai) Co., Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.
(x)	Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary

(xi)	Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
(a)	Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.

(b)	Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.

(c)	Moog Components Group Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.
(xii)	Moog Europe Holdings y Cia, S.C.S., Incorporated in Spain, wholly-owned subsidiary
(a)	Moog Holding GmbH KG, a partnership organized in Germany, wholly-owned by Moog Europe Holdings y Cia, S.C.S.
(1)	Moog GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holding GmbH KG

(1.a)	Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH

(2)	Moog Hydrolux Sarl, Incorporated in Luxembourg, wholly-owned subsidiary of Moog Holding GmbH KG

(3)	Pro Control AG, Incorporated in Switzerland, wholly-owned subsidiary of Moog Holding GmbH KG

(4)	Moog FCS BV, Incorporated in the Netherlands, wholly-owned subsidiary of Moog Holding GmbH KG

(4.a)	Moog FCS Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog FCS BV
(b)	Moog Verwaltungs GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.

(c)	Moog Ireland International Financial Services Centre Limited, Incorporated in Ireland, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.

(d)	Focal Technologies Corporation, Incorporated in Canada, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.

(xiii)	Moog Holland Aircraft Services BV, Incorporated in Holland, wholly-owned subsidiary

(xiv)	Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary

(xv)	Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary

(xvi)	Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH

(xvii)	Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
(a)	Moog Motion Controls Private Limited, Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.
(xviii)	QuickSet International, Inc., Incorporated in Illinois, wholly-owned subsidiary
(23)	Consent of Ernst & Young LLP. (Filed herewith)

(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

*	Identifies a management contract or compensatory plan or arrangement.

Valuation and Qualifying Accounts – Fiscal Years 2005, 2006 and 2007

(dollars in thousands)	Schedule II

		Additions			Foreign
	Balance at	charged to			exchange	Balance
	beginning	costs and			impact	at end
Description	of year	expenses	Deductions	Acquisitions	and other	of year

Fiscal year ended September 24, 2005:
Contract loss reserves	$14,311	$14,368	$14,536	$20	$(42)	$14,121
Allowance for doubtful accounts	2,996	1,333	1,369	–	(17)	2,943
Reserve for inventory valuation	39,999	10,734	6,269	–	177	44,641
Deferred tax valuation allowance	4,519	1,264	–	–	52	5,835

Fiscal year ended September 30, 2006:
Contract loss reserves	$14,121	$17,971	$17,068	$–	$65	$15,089
Allowance for doubtful accounts	2,943	1,277	1,455	–	104	2,869
Reserve for inventory valuation	44,641	10,986	8,032	–	568	48,163
Deferred tax valuation allowance	5,835	2,880	–	–	375	9,090

Fiscal year ended September 29, 2007:
Contract loss reserves	$15,089	$10,822	$13,736	$–	$187	$12,362
Allowance for doubtful accounts	2,869	1,240	1,253	–	230	3,086
Reserve for inventory valuation	48,163	8,693	3,526	–	1,827	55,157
Deferred tax valuation allowance	9,090	840	1,511	–	955	9,374

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Moog Inc.
(Registrant)
Date: November 27, 2007

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

By	RICHARD A. AUBRECHT Richard A. Aubrecht Director	By	KRAIG H. KAYSER Kraig H. Kayser Director

By	RAYMOND W. BOUSHIE Raymond W. Boushie Director	By	BRIAN J. LIPKE Brian J. Lipke Director

By	JAMES L. GRAY James L. Gray Director	By	ROBERT H. MASKREY Robert H. Maskrey Director

By	JOE C. GREEN Joe C. Green Director	By	ALBERT F. MYERS Albert F. Myers Director

By	JOHN D. HENDRICK John D. Hendrick Director

Investor Information
Reports
Shareholders receive a copy of our annual report and Form 10-K. All other public reports are available on our website or by contacting us via email, telephone, or letter at:
Ann Marie Luhr
Shareholder Relations
Moog Inc.
East Aurora, New York 14052-0018
Phone: 716-687-4225
Fax: 716-687-4457
Email: aluhr@moog.com
Electronic Information About Moog
In our annual report, we try to convey key information about our fiscal year results. In addition to this primary information, we have a site on the worldwide web for investors. The site includes SEC filings, archived conference call remarks, answers to frequently asked questions, hotlinks to our transfer agent, corporate governance information, and press releases. Please visit this location using the URL address of:
     http://www.moog.com
Certifications
The most recent certifications by our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our Form 10-K for the fiscal year ended September 29, 2007. We have also filed with the New York Stock Exchange the most recent Annual CEO certification as required by Section 303A. 12(a) of the New York Stock Exchange Listed Company Manual.
Annual Meeting
Our Annual Meeting of Shareholders will be held on January 9, 2008 at the Albright-Knox Art Gallery, 1285 Elmwood Avenue, Buffalo, New York. Proxy cards can be voted by internet, telephone or letter.
Stock Exchange
Our two classes of common shares are traded on the New York Stock Exchange under the ticker symbols MOG.A and MOG.B.
We have filed our certification pursuant to Section 303A.12(a) of the NYSE during the period ended September 29, 2007.
Financial Mailing List
Shareholders who hold Moog stock in the names of their brokers or bank nominees but wish to receive information directly from us should contact Shareholder Relations at Moog.

Transfer Agent and Registrar
National City Bank is the stock transfer agent and registrar maintaining shareholder accounting records. If assistance is needed, it is possible for shareholders to view all facets of their accounts online at: www.nationalcity.com/corporate/stocktransfer. The agent will respond to questions on change of ownership, lost stock certificates and consolidation of accounts. Please direct inquiries to:
www.nationalcity.com/corporate/stocktransfer
National City Bank
629 Euclid Avenue, Suite 635
Cleveland, Ohio 44119-3484
Toll Free: 1-800-622-6757
Affirmative Action Program
In recognition of our role as a contributing corporate citizen, we have adopted all programs and procedures in our Affirmative Action Program as a matter of corporate policy.
Independent Auditors
Ernst & Young LLP