Form 10-Q
period 2007-12-29
MOOG INC
filed 2008-02-05
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of February 1, 2008 was:

Class A common stock, $1.00 par value	38,511,902 shares
Class B common stock, $1.00 par value	4,088,134 shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
MOOG INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	December 29,	September 29,
(dollars in thousands)	2007	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$83,152	$83,856
Receivables	465,188	431,978
Inventories	378,237	359,250
Other current assets	65,638	61,767

TOTAL CURRENT ASSETS	992,215	936,851
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $374,183 and $361,120, respectively	402,236	386,813
GOODWILL	548,642	538,433
INTANGIBLE ASSETS, net	81,923	81,916
OTHER ASSETS	60,146	62,166

TOTAL ASSETS	$2,085,162	$2,006,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$817	$3,354
Current installments of long-term debt	2,544	2,537
Accounts payable	121,927	113,942
Customer advances	32,935	34,224
Contract loss reserves	10,970	12,362
Other accrued liabilities	150,613	153,809

TOTAL CURRENT LIABILITIES	319,806	320,228

LONG-TERM DEBT, excluding current installments
Senior debt	456,848	411,543
Senior subordinated notes	200,085	200,089
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	115,980	113,354
DEFERRED INCOME TAXES	79,296	80,419
OTHER LONG-TERM LIABILITIES	4,208	3,334

TOTAL LIABILITIES	1,176,223	1,128,967

SHAREHOLDERS’ EQUITY
Common stock	48,605	48,605
Other shareholders’ equity	860,334	828,607

TOTAL SHAREHOLDERS’ EQUITY	908,939	877,212

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,085,162	$2,006,179

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
	December 29,	December 30,
(dollars in thousands, except per share data)	2007	2006

NET SALES	$446,407	$355,981
COST OF SALES	298,777	235,299

GROSS PROFIT	147,630	120,682

Research and development	24,092	22,238
Selling, general and administrative	71,282	56,746
Interest	9,712	5,685
Other	114	611

EARNINGS BEFORE INCOME TAXES	42,430	35,402

INCOME TAXES	14,755	11,338

NET EARNINGS	$27,675	$24,064

NET EARNINGS PER SHARE
Basic	$.65	$.57
Diluted	.64	.56

AVERAGE COMMON SHARES OUTSTANDING
Basic	42,485,328	42,317,680
Diluted	43,258,660	43,016,743

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 29,	December 30,
(dollars in thousands)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$27,675	$24,064
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation	11,359	9,529
Amortization	3,980	2,461
Provisions for non-cash losses on contracts, inventories and receivables	4,594	9,518
Stock compensation expense	1,628	1,602
Other	(154)	(1,325)
Changes in assets and liabilities (using) providing cash, excluding the effects of acquisitions:
Receivables	(30,476)	(1,570)
Inventories	(18,022)	(20,503)
Customer advances	(1,499)	10,227
Other assets and liabilities	(2,759)	(11,361)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(3,674)	22,642

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(9,085)	(3,153)
Purchase of property, plant and equipment	(25,091)	(24,911)
Other	(1,298)	17

NET CASH USED BY INVESTING ACTIVITIES	(35,474)	(28,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from notes payable	(2,585)	5,366
Net proceeds from revolving lines of credit	42,295	24,000
Payments on long-term debt	(270)	(25,866)
Excess tax benefits from share-based payment arrangements	586	142
Other	(3,196)	782

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,830	4,424

Effect of exchange rate changes on cash	1,614	1,335

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(704)	354
Cash and cash equivalents at beginning of period	83,856	57,821

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,152	$58,175

CASH PAID FOR:
Interest	$7,299	$2,203
Income taxes	8,117	6,765

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Notes to Consolidated Condensed Financial Statements
Three Months Ended December 29, 2007
(Unaudited)
(dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for fair presentation of results for the interim period have been included. The results of operations for the three months ended December 29, 2007 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 29, 2007. All references to years in these financial statements are to fiscal years.
Note 2 — Acquisitions
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On November 20, 2007, we acquired PRIZM Advanced Communication Electronincs Inc. The purchase price, net of cash acquired, was $12,000, which was financed with credit facility borrowings and issuance of $3,000 of unsecured notes to the sellers payable on March 31, 2009. PRIZM specializes in the design of fiber optic and wireless video and data multiplexers used in commercial and military subsea markets for oil and gas exploration, terrestrial robots and remote sensing applications. This acquisition is included in our Components segment.
On September 12, 2007, we acquired QuickSet International, Inc. The purchase price, net of cash acquired, was $41,108, which was financed with credit facility borrowings. QuickSet is a manufacturer of precision positioning systems and pan and tilt mechanisms. QuickSet’s products are used to position surveillance cameras, thermal imagers, sensors and communication antennae for military, homeland defense and commercial surveillance for securing national borders, commercial ports, strategic missile silos and military protection systems. This acquisition is principally included as part of our Space and Defense Controls segment and will contribute to growth in our defense controls market and accelerate our business development in homeland defense. Annual sales for the twelve months preceding the acquisition were approximately $22,000. During 2008, we completed our purchase price allocation for the acquisition and, as a result, goodwill increased by $2,294 and intangible assets decreased by $2,081.
On September 6, 2007, we acquired Techtron, a commercial slip ring manufacturer, for $5,600 in cash. This acquisition is included as part of our Components segment.
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
On March 16, 2007, we acquired ZEVEX International, Inc. The purchase price, net of cash acquired, was $82,457, which was financed with credit facility borrowings, and $1,796 in assumed debt. ZEVEX manufactures and distributes a line of ambulatory pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for hospital, long-term care facilities, neonatal and patient home use. ZEVEX also designs, develops and manufactures surgical tools and sensors and provides engineered solutions for the medical marketplace. This acquisition further expands our participation in medical markets. Annual sales for the twelve months preceding the acquisition were approximately $43,000.
In the first quarter of 2007, we acquired a ball screw manufacturer. The adjusted purchase price was $2,567 paid in cash and $2,935 in assumed debt.
Our purchase price allocations are substantially complete with the exception of PRIZM’s purchase price allocation, which is based on preliminary estimates of fair values of assets acquired and liabilities assumed.
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

On January 9, 2008, shareholders approved the 2008 Stock Appreciation Rights Plan. The 2008 Stock Appreciation Rights Plan authorizes the issuance of 2,000,000 stock appreciation rights (SARs), which represent the right to receive shares of Class A common stock. Under the terms of the plan, the SARs are non-qualified for U.S. Federal income taxes. The exercise price of the SARs, determined by a committee of the Board of Directors, may not be less than the fair value of the Class A common stock on the grant date. The number of shares received upon exercise of SARs is equal in value to the difference between the fair market value of the Class A common stock on the exercise date and the exercise price of the SAR. SARs become exercisable over periods not exceeding ten years.
Stock compensation expense recognized is based on share-based payment awards that are ultimately expected to vest. Vesting requirements vary for directors, officers and key employees. In general, options granted to outside directors vest one year from the date of grant, options granted to officers vest on various schedules and options granted to key employees vest in equal annual increments over a five-year period from the date of grant.
Note 4 — Inventories

	December 29,	September 29,
	2007	2007

Raw materials and purchased parts	$138,375	$121,622
Work in progress	188,062	183,810
Finished goods	51,800	53,818

Total	$378,237	$359,250

Note 5 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended December 29, 2007 are as follows:

	Balance as of	Current	Adjustment	Foreign	Balance as of
	September 29,	Year	To Prior Year	Currency	December 29,
	2007	Acquisitions	Acquisitions	Translation	2007

Aircraft Controls	$103,898	$—	$—	$34	$103,932
Space and Defense Controls	67,546	—	2,157	—	69,703
Industrial Systems	101,465	—	137	1,555	103,157
Components	153,442	5,539	192	269	159,442
Medical Devices	112,082	—	326	—	112,408

Total	$538,433	$5,539	$2,812	$1,858	$548,642

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
Amortization of acquired intangible assets was $3,709 for the three months ended December 29, 2007 and $2,118 for the three months ended December 30, 2006, respectively. Based on acquired intangible assets recorded at December 29, 2007, amortization is expected to be $13,595 in 2008, $12,116 in 2009, $11,983 in 2010, $11,752 in 2011 and $11,128 in 2012. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	December 29, 2007		September 29, 2007

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer-related	$66,861	$(17,674)	$64,556	$(15,181)
Technology-related	30,297	(7,523)	30,560	(6,482)
Marketing-related	15,158	(7,395)	15,229	(7,031)
Artistic-related	25	(15)	25	(15)

Acquired intangible assets	$112,341	$(32,607)	$110,370	$(28,709)

Note 6 — Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 29,	December 30,
	2007	2006

Warranty accrual at beginning of period	$7,123	$5,968
Warranties issued during current period	1,772	1,578
Reductions for settling warranties	(1,087)	(1,617)
Foreign currency translation	91	117

Warranty accrual at end of period	$7,899	$6,046

Note 7 — Derivative Financial Instruments
We have foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize the foreign currency exposure, we have foreign currency forwards with a notional amount of $16,775. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At December 29, 2007, the fair value of the foreign currency forwards was a $1,199 liability, which was included in other accrued liabilities. At September 29, 2007, the fair value of the foreign currency forwards was a $1,047 liability, which was included in other accrued liabilities.
We use derivative financial instruments to manage the risk associated with changes in interest rates associated with long-term debt that affect the amount of future interest payments under our U.S. credit facility. During the first quarter of 2008, we entered into interest rate swaps with notional amounts totaling $60,000 effectively converting that amount of variable-rate debt to fixed-rate debt. Based on the applicable margin at December 29, 2007, the interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 5.7% through their maturities. These interest rate swaps mature in the first quarter of 2009, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin. Activity in Accumulated Other Comprehensive Income (AOCI) related to derivatives held by us during the first three months of 2008 is summarized below:

	Pre-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated gain at September 29, 2007	$—	$—	$—
Net decrease in fair value of derivatives	(629)	242	(387)
Net reclassification from AOCI into earnings	(53)	21	(32)

Accumulated loss at December 29, 2007	$(682)	$263	$(419)

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. The interest rate swaps entered into during 2008 qualify for the shortcut method and, accordingly, we do not have any ineffectiveness during the term of the swaps. Ineffectiveness was not material in the first three months of 2007. At December 29, 2007, the fair value of interest rate swaps was a $629 liability, which is included in other accrued liabilities and other long-term liabilities.

Note 8 — Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended
	December 29,	December 30,
	2007	2006

Service cost	$4,115	$3,750
Interest cost	5,859	5,205
Expected return on plan assets	(7,453)	(6,373)
Amortization of prior service cost	265	279
Amortization of actuarial loss	690	1,133

Pension expense for defined benefit plans	3,476	3,994
Pension expense for defined contribution plans	359	290

Total pension expense for U.S. plans	$3,835	$4,284

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended
	December 29,	December 30,
	2007	2006

Service cost	$969	$915
Interest cost	1,434	1,206
Expected return on plan assets	(915)	(706)
Amortization of prior service credit	(9)	(9)
Amortization of actuarial loss	84	204

Pension expense for defined benefit plans	1,563	1,610
Pension expense for defined contribution plans	441	355

Total pension expense for non-U.S. plans	$2,004	$1,965

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended
	December 29,	December 30,
	2007	2006

Service cost	$107	$100
Interest cost	312	301
Amortization of transition obligation	98	98
Amortization of prior service cost	72	72
Amortization of actuarial loss	112	131

Net periodic post-retirement benefit cost	$701	$702

During the three months ended December 29, 2007, we made contributions to our defined benefit pension plans of $164 to the U.S. plans and $1,253 to the non-U.S. plans. We presently don’t anticipate contributing any additional amounts to the U.S. plans but do anticipate contributing $3,600 to the non-U.S. plans in 2008 for a total of approximately $5,000.

Note 9 — Shareholders’ Equity
The changes in shareholders’ equity for the three months ended December 29, 2007 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning of period	$48,605	40,739,556	7,865,157
Conversion of Class B to Class A	—	3,000	(3,000)

End of period	48,605	40,742,556	7,862,157

ADDITIONAL PAID-IN CAPITAL
Beginning of period	301,778
Stock compensation expense	1,628
Issuance of Treasury shares at more than cost	2,257
Income tax effect of equity based compensation	618
Adjustment to market — SECT	1,433

End of period	307,714

RETAINED EARNINGS
Beginning of period	570,063
Net earnings	27,675
Adjustment for adoption of FIN 48	(546)

End of period	597,192

TREASURY STOCK
Beginning of period	(39,873)	(2,411,825)	(3,305,971)
Treasury stock issued	848	159,013	—
Treasury stock purchased	(1,722)	(38,275)	—

End of period	(40,747)	(2,291,087)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(15,928)		(361,836)
Purchases of stock from SSOP	(4,579)		(101,137)
Adjustment to market — SECT	(1,433)		—

End of period	(21,940)		(462,973)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	12,567
Foreign currency translation adjustment	5,967
Increase in accumulated loss on derivatives	(419)

End of period	18,115

TOTAL SHAREHOLDERS’ EQUITY	$908,939	38,451,469	4,093,213

Note 10 — Stock Employee Compensation Trust
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
Note 11 — Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	December 29,	December 30,
	2007	2006

Weighted-average shares outstanding — Basic	42,485,328	42,317,680
Dilutive effect of stock options	773,332	699,063

Weighted-average shares outstanding — Diluted	43,258,660	43,016,743

Note 12 — Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended
	December 29,	December 30,
	2007	2006

Net earnings	$27,675	$24,064
Other comprehensive income (loss):
Foreign currency translation adjustment	5,967	7,163
Increase in accumulated loss on derivatives, net of tax	(419)	(86)

Comprehensive income	$33,223	$31,141

The components of accumulated other comprehensive income are as follows:

	December 29,	September 29,
	2007	2007

Cumulative foreign currency translation adjustment	$53,616	$47,649
Retirement liability adjustment	(35,082)	(35,082)
Accumulated loss on derivatives	(419)	—

Accumulated other comprehensive income	$18,115	$12,567

Note 13 — Segment Information
Below are sales and operating profit by segment for the three months ended December 29, 2007 and December 30, 2006 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding stock compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.

	Three Months Ended
	December 29,	December 30,
	2007	2006

Net sales:
Aircraft Controls	$159,581	$130,788
Space and Defense Controls	57,347	43,665
Industrial Systems	122,733	102,230
Components	79,587	68,319
Medical Devices	27,159	10,979

Net sales	$446,407	$355,981

Operating profit and margins:
Aircraft Controls	$15,088	$13,319
	9.5%	10.2%
Space and Defense Controls	6,700	5,376
	11.7%	12.3%
Industrial Systems	17,893	13,499
	14.6%	13.2%
Components	14,836	13,115
	18.6%	19.2%
Medical Devices	3,587	2,145
	13.2%	19.5%

Total operating profit	58,104	47,454
	13.0%	13.3%
Deductions from operating profit:
Interest expense	9,712	5,685
Stock compensation expense	1,628	1,602
Corporate expenses and other	4,334	4,765

Earnings before income taxes	$42,430	$35,402

Note 14 — Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. We adopted the provisions of FIN 48 on September 30, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, we recognized the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we recognized an increase of $546 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the September 30, 2007 balance of retained earnings.
The amount of unrecognized tax benefits as of September 30, 2007 was $1,452. That amount includes $1,160 of unrecognized tax benefits, which, if ultimately recognized, will reduce our annual effective tax rate. There have been no material changes in unrecognized tax benefits since September 30, 2007.
We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005.
We are currently under examination by the Internal Revenue Service for 2005 and 2006. We expect that examination will be concluded and settled in the next twelve months. We have unrecognized tax benefits of $342 for those years. We believe it is reasonably possible that the resolution of these examinations could result in payments ranging from $700 to $1,000.
We accrue interest and penalties related to unrecognized tax benefits in income tax expense for all periods presented. We have accrued $152 for the payment of interest and penalties at September 30, 2007. Subsequent changes to accrued interest and penalties have not been significant.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for the acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired or a gain from a bargain purchase. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is prohibited. We are currently evaluating the impact of adopting SFAS No. 141(R) on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is prohibited. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended September 29, 2007. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.
OVERVIEW
We are a worldwide designer, manufacturer and integrator of precision control components and systems. Our products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for positioning gun barrels and automatic ammunition loading for military combat vehicles, controls for steering tactical and strategic missiles, and thrust vector controls for space launch vehicles. Our products are also used in a wide variety of industrial applications, including injection molding machines for the plastics market, simulators used to train pilots, power generating turbines, test equipment, metal forming, heavy industry and certain medical applications. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina, Pennsylvania, Ohio and Illinois and in Germany, England, Italy, Japan, the Philippines, Ireland and India.
Revenue under long-term contracts, representing approximately one-third of our sales, is recognized using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominantly used within the Aircraft Controls and Space and Defense Controls segments due to the long-term contractual nature of the business activities, with the exception of their respective aftermarket activities. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity.
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
On November 20, 2007, we acquired PRIZM Advanced Communication Electronics Inc. The purchase price, net of cash acquired, was $12 million, which was financed with credit facility borrowings and issuance of $3 million of unsecured notes to the sellers payable on March 31, 2009. PRIZM specializes in the design of fiber optic and wireless video and data multiplexers used in commercial and military subsea markets, for oil and gas exploration, terrestrial robotics and remote sensing applications. This acquisition is included in our Components segment.
On September 12, 2007, we acquired QuickSet International, Inc. The purchase price, net of cash acquired, was $41 million, which was financed with credit facility borrowings. QuickSet is a manufacturer of precision positioning systems and pan and tilt mechanisms. QuickSet’s products are used to position surveillance cameras, thermal imagers, sensors and communication antennae for military, homeland defense and commercial surveillance for securing national borders, commercial ports, strategic missile silos and military protection systems. This acquisition is principally included as part of our Space and Defense Controls segment and will accelerate business development in our homeland defense market. Annual sales for the twelve months preceding the acquisition were approximately $22 million. During 2008, we completed our purchase price allocation for the acquisition and, as a result, goodwill increased by $2 million and intangible assets decreased by $2 million.
On September 6, 2007, we acquired Techtron, a commercial slip ring manufacturer, for $5.6 million in cash. This acquisition is included as part of our Components segment.
On May 3, 2007, we acquired Thermal Control Products Inc. The purchase price, net of cash acquired, was $7 million. We paid $4 million in cash, which was financed with credit facility borrowings, and issued unsecured notes to the sellers payable over three years with a discounted present value of $3 million. Thermal Control Products specializes in the design, prototype and manufacture of electronic cooling and air moving systems for the automotive, telecommunications, server and electronic storage markets and is included as part of our Components segment.

On March 16, 2007, we acquired ZEVEX International, Inc. The purchase price, net of cash acquired, was $82 million, which was financed with credit facility borrowings, and $2 million in assumed debt. ZEVEX manufactures and distributes a line of ambulatory pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for hospital, long-term care facilities, neonatal and patient home use. ZEVEX also designs, develops and manufactures surgical tools and sensors and provides engineered solutions for the medical marketplace. This acquisition further expands our participation in medical markets. Annual sales for the twelve months preceding the acquisition were approximately $43 million.
In the first quarter of 2007, we acquired a ball screw manufacturer for $2.6 million in cash and $2.9 million in assumed debt.
Our purchase price allocations are substantially complete with the exception of PRIZM’s purchase price allocation, which is based on preliminary estimates of fair values of assets acquired and liabilities assumed.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies in the current year from those disclosed in our 2007 Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. We adopted the provisions of FIN 48 on September 30, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, we recognized the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we recognized an increase of one-half million dollars in the liability for unrecognized tax benefits, which was accounted for as a reduction to the September 30, 2007 balance of retained earnings.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for the acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired or a gain from a bargain purchase. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is prohibited. We are currently evaluating the impact of adopting SFAS No. 141(R) on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is prohibited. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
	December 29,	December 30,
(dollars in millions)	2007	2006

Net sales	$446.4	$356.0
Gross margin	33.1%	33.9%
Research and development expenses	$24.1	$22.2
Selling, general and administrative expenses as a percentage of sales	16.0%	15.9%
Interest expense	$9.7	$5.7
Effective tax rate	34.8%	32.0%
Net earnings	$27.7	$24.1

Net sales increased $90 million, or 25%, in the first quarter of 2008 over the first quarter of 2007. Sales increased in each of our segments and our acquisitions over the past year have contributed $33 million of the incremental sales in the first quarter of 2008 compared to the first quarter of 2007.
Our gross margin was down from the first quarter of 2007, reflecting shifts in the mix of business and other factors. Aircraft Controls margins were lower as a greater proportion of that business came from the F-35 Joint Strike Fighter and Boeing 787 Dreamliner programs, both of which had a downward impact on our aircraft margins. We also had proportionately lower aftermarket sales, which typically carry higher margins. In addition, the shift in the mix of sales towards more commercial aircraft business also affected aircraft margins. Charges for purchase accounting from our acquisitions over the past year were $2 million higher in the first quarter of 2008 compared to similar adjustments in the first quarter of 2007. Also negatively impacting our gross margin was $1 million of the effect from the strengthening of the Philippine peso, associated with our manufacturing operations located in the Philippines, where we have significant expenses paid in that currency. Partially offsetting these pressures was a decline in the additions to our contract loss reserves. Additions to contract loss reserves were $5 million less in the first quarter of 2008 compared to the first quarter of 2007.
Research and development expenses increased by $2 million, or 8%, in the first quarter of 2008 over the same period last year. The higher level of research and development expenses largely relates to development activities on a number of aircraft initiatives, including the Boeing 747-8 program, and in the Medical Devices segment as a result of the ZEVEX acquisition. Offsetting those increases was a slight decline in research and development costs on the 787 from $10 million in the first quarter of 2007 to $9 million in the first quarter of 2008. Development work on the 787 reached its peak in 2007 and the costs are now declining.
Selling, general and administrative expenses as a percentage of sales were comparable to the same period last year as efficiencies associated with our higher sales volume were offset by the higher cost structure of the Medical Devices segment, which comprises a larger proportion of our business in the first quarter of 2008 than in the first quarter of 2007.
Interest expense was higher in the first quarter of 2008 compared to the first quarter of 2007. Higher debt levels primarily associated with our acquisitions accounted for approximately one-half of the increase while borrowings to fund working capital requirements and capital expenditures contributed the other half.
The effective tax rate for the first quarter of 2008 was higher than the first quarter of 2007 due to $1 million of additional tax exposures associated with foreign operations that were recorded in the first quarter of 2008.
Net earnings increased 15% in the first quarter of 2008 and diluted earnings per share increased 14% in the first quarter of 2008.
2008 Outlook – We expect sales in 2008 to increase by 17% to approximately $1.83 billion with increases in each of our segments. Sales are expected to increase $70 million in Industrial Systems, $65 million in Aircraft Controls, $58 million in Space and Defense Controls, $43 million in Components and $34 million in Medical Devices over 2007. We expect our operating margin to be 12.5% in 2008, the same level we achieved in 2007, as operating margins increase in Industrial Systems and Medical Devices, maintain their levels in Components and decline in Aircraft Controls and Space and Defense Controls. We expect net earnings to increase to $118 million. We expect diluted earnings per share to increase by approximately 16% to $2.71.

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
Aircraft Controls

	Three Months Ended
	December 29,	December 30,
(dollars in millions)	2007	2006

Net sales — military aircraft	$90.8	$79.6
Net sales — commercial aircraft	68.8	51.2

	$159.6	$130.8
Operating profit	$15.1	$13.3
Operating margin	9.5%	10.2%
Backlog	$322.1	$288.7

Net sales in Aircraft Controls increased $29 million, or 22%, in the first quarter of 2008 as sales were up within both military and commercial aircraft. Commercial aircraft sales increased $18 million from last year primarily as a result of an $8 million increase in business jets, including the Hawker 4000 and Challenger 300, and a $7 million increase in OEM sales to Boeing, which included $5 million on the 787. Military aircraft sales increased $11 million in the first quarter. Sales increased by $5 million on the F-35 program as we design and develop the short takeoff and carrier versions and $5 million on our production programs, the F/A-18E/F Super Hornet, V-22 Osprey and Black Hawk helicopter.
Our operating margin was down from the first quarter of 2007, reflecting shifts in the mix of business and other factors. Margins were lower as a greater proportion of that business came from the F-35 and 787 programs, both of which had a downward impact on margins. We also had proportionately lower aftermarket sales, which typically carry higher margins. In addition, the shift in the mix of sales towards more commercial aircraft business also affected margins. Also negatively impacting our operating margin was $1 million of the effect from the strengthening of the Philippine peso, associated with our manufacturing operations located in the Philippines, where we have significant expenses paid in that currency. The effects of the product mix and peso appreciation were only partially offset by $6 million of lower additions to contract loss reserves in the first quarter of 2008 compared to 2007.
Twelve-month backlog for Aircraft Controls increased to $322 million at December 29, 2007 from $289 million at December 30, 2006 due to strong commercial aircraft orders, particularly for business jets.
2008 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 11% to $651 million in 2008. Commercial aircraft sales are expected to increase $35 million, or 13%, to $296 million, principally related to business jets and the 787. Within military aircraft, we expect sales to increase $30 million, or 9%, mainly due to increases on the F-35 program, military aftermarket and the V-22 helicopter program. We expect our operating margin to be 10.0% in 2008 compared to 10.4% in 2007. This decline is a result of product mix shift to programs with lower margins, a greater proportion of commercial aircraft sales and increased costs in our Philippine operation related to the appreciation of the Philippine peso against the U.S. dollar.

Space and Defense Controls

	Three Months Ended
	December 29,	December 30,
(dollars in millions)	2007	2006

Net sales	$57.3	$43.7
Operating profit	$6.7	$5.4
Operating margin	11.7%	12.3%
Backlog	$166.4	$127.7

Net sales in Space and Defense Controls increased $14 million, or 31%, in the first quarter of 2008. The increase resulted primarily from $10 million of sales from the QuickSet acquisition, $6 million of which is on the new Driver’s Vision Enhancer program in the defense controls market and $3 million in the homeland defense market. In addition, sales of controls for satellites increased $4 million in the first quarter of 2008. The Constellation program, the Space Shuttle replacement, generated over $3 million in the first quarter of 2008, which offset the $2 million decline in sales for the Space Shuttle.
Our operating margin for Space and Defense Controls declined in the first quarter of 2008 as efficiencies from the strong sales volume was more than offset by the typical charges related to purchase accounting for our QuickSet acquisition of $1 million.
Twelve-month backlog for Space and Defense Controls increased to $166 million at December 29, 2007 from $128 million at December 30, 2006 due to increased orders for defense controls and homeland defense programs as a result of the QuickSet acquisition.
2008 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 31% to $243 million in 2008. We expect increases primarily in homeland defense and defense controls as a result of the QuickSet acquisition and in the Constellation program, which includes work on the Ares I Crew Launch and Orion Crew Exploration vehicles. We expect our operating margin in 2008 to be 12.0%, down from 13.1% in 2007, as a result of a shift towards a larger portion of sales coming from lower margin cost-plus contracts and typical first year purchase accounting adjustments associated with the QuickSet acquisition.
Industrial Systems

	Three Months Ended
	December 29,	December 30,
(dollars in millions)	2007	2006

Net sales	$122.7	$102.2
Operating profit	$17.9	$13.5
Operating margin	14.6%	13.2%
Backlog	$169.7	$122.6

Net sales in Industrial Systems increased $21 million, or 20%, in the first quarter of 2008. Sales were up in several of our major markets including heavy industry, motion simulation, presses and metal forming and plastics making machinery. Sales growth in heavy industry was $5 million, or 52%, and represents equipment used in steel mills, especially in China. Sales growth in motion simulation of $4 million, or 42%, reflects strong demand. Growth in sales of controls for metal forming and presses of $3 million relates to strong demand in Europe, although one-third of the increase occurred in Asia. Growth in our sales of controls for plastics making machinery, our largest industrial market, of $3 million reflects strong demand in Europe. Stronger foreign currencies, in particular the euro, compared to the U.S. dollar also had a positive impact on sales, representing 39% of the sales increase.
Our operating margin for Industrial Systems improved in the first quarter of 2008 over the comparable 2007 period due to higher volume and delayed increases in our cost structure, increases which will be needed for continued growth.
The higher level of twelve-month backlog for Industrial Systems at December 29, 2007 compared to December 30, 2006 primarily relates to orders of controls for heavy industry and turbines.
2008 Outlook for Industrial Systems – We expect sales in Industrial Systems to increase 16% to $506 million in 2008. We expect sales growth in most of our major markets with the largest increases in motion simulation and aftermarket. We expect our operating margin to be 13.7% in 2008, an improvement over 13.2% in 2007.

Components

	Three Months Ended
	December 29,	December 30,
(dollars in millions)	2007	2006

Net sales	$79.6	$68.3
Operating profit	$14.8	$13.1
Operating margin	18.6%	19.2%
Backlog	$170.2	$113.7

Net sales in Components increased $11 million, or 16%, in the first quarter of 2008 with improvements in every market area, but most notably in our industrial, aircraft and marine markets. The acquisitions of Thermal Control Products, Techtron and PRIZM contributed $4 million of the sales increase. Industrial sales were up over $3 million, or 28%, most of which came from the Thermal Control Products and Techtron acquisitions. Aircraft sales increased $3 million in the quarter due to increased military procurement, especially for the Guardian program, which increased $2 million, and a multi-spectral targeting system on the Predator UAV. Marine market sales were up $2 million, one-quarter of which was a result of our PRIZM acquisition in the first quarter of 2008.
Our operating margin declined in the first quarter of 2008 relative to 2007 primarily as a result of charges related to purchase accounting for our recent acquisitions.
The higher level of twelve-month backlog at December 29, 2007 compared to December 30, 2006 primarily relates to increased orders for space and defense controls and military aircraft programs.
2008 Outlook for Components – We expect sales in Components to increase 15% to $326 million in 2008. We expect sales increases in every market, led by increases in space and defense controls, military aircraft programs and industrial markets, which will benefit from the acquisitions of Thermal Control Products and Techtron. We expect our operating margin to be 15.7% in 2008, the same strong margin performance we achieved in 2007.
Medical Devices

	Three Months Ended
	December 29,	December 30,
(dollars in millions)	2007	2006

Net sales	$27.2	$11.0
Operating profit	$3.6	$2.1
Operating margin	13.2%	19.5%
Backlog	$11.3	$2.6

The Medical Devices segment was established in the third quarter of 2006 as a result of the acquisition of Curlin Medical. The fourth quarter of 2006 acquisition of McKinley Medical and the second quarter of 2007 acquisition of ZEVEX have further expanded this segment. The increase in sales in the first quarter of 2008 primarily reflects the acquisition of ZEVEX.
The decrease in our operating margin is mainly attributable to the product mix, reflecting proportionately lower sales of higher margin ambulatory pumps in 2008 compared to 2007.
Twelve-month backlog for Medical Devices increased at December 29, 2007 compared to December 30, 2006 due to the acquisition of ZEVEX.
2008 Outlook for Medical Devices – We expect sales in Medical Devices to be $102 million in 2008, including a full year of ZEVEX sales. We expect our operating margin will increase to 14.0% from 10.2% in 2007, primarily as a result of similar amounts of total purchase accounting charges over the larger sales we expect in 2008, which includes a full year of ZEVEX sales.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
	December 29,	December 30,
(dollars in millions)	2007	2006

Net cash provided (used) by:
Operating activities	$(3.7)	$22.6
Investing activities	(35.5)	(28.0)
Financing activities	36.8	4.4

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities decreased in the first quarter of 2008 compared to 2007. This decline relates principally to greater working capital requirements, especially increased receivables and lower customer advances, to support the substantial organic growth of our operations. Excluding acquisitions, our sales increased 16% in the first quarter of 2008 compared to the first quarter of 2007, driving our use of cash associated with the growth in receivables. The significant increase in receivables is also influenced by the shift in our business toward proportionately more commercial aircraft sales including our increased work on the Boeing 787 and business jets. Payment terms on commercial aircraft programs typically do not benefit from progress payments as work progresses, unlike on our military programs. Further, with respect to the 787 program on which we have cumulatively recognized over $25 million of sales to date, we are working in accordance with an arrangement similar to the other 787 subcontractors whereby we are to be paid thirty days after Boeing delivers the first 787 to its customer.
Investing activities
Net cash used by investing activities in the first quarter of 2008 consisted principally of $25 million for capital expenditures and $9 million towards the acquisition of PRIZM. The high level of capital expenditures in the first quarter of 2008 was driven primarily by expansion of our facilities to support our sales growth and spending for equipment for new production programs. Net cash used by investing activities in the first quarter of 2007 consisted of $25 million from the procurement of capital equipment for the 787 production program, facility expansions and other capital expenditures. We also paid $3 million for our acquisition of a ball screw manufacturer.
Based on the growth of our core businesses, we now project our capital expenditures to be approximately $85 million in 2008.
Financing activities
Net cash provided by financing activities in the first quarter of 2008 reflects the use of our U.S. credit facility for increased working capital requirements to fund our sales growth, capital expenditures and the acquisition of PRIZM.
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2007 Form 10‑K.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.
Our largest credit facility is our U.S. credit facility, which matures on October 25, 2011. It consists of a $600 million revolver and had an outstanding balance of $444 million at December 29, 2007. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 125 basis points at December 29, 2007. The credit facility is secured by substantially all of our U.S. assets.
The U.S. credit facility contains various covenants. The covenant for minimum net worth, defined as total shareholders’ equity adjusted to maintain the amounts of accumulated other comprehensive loss at the level in existence as of September 30, 2006 is $550 million. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt including letters of credit to EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $85 million in 2008 and $90 million thereafter. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash stock related expenses minus (ii) other non-cash items increasing consolidated net income. We are in compliance with all covenants.
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
At December 29, 2007, we had $188 million of unused borrowing capacity, including $142 million from the U.S. credit facility after considering standby letters of credit.
Net debt to capitalization was 39% at December 29, 2007 and 38% at September 29, 2007.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet our operating needs.

ECONOMIC CONDITIONS AND MARKET TRENDS
Military Aerospace and Defense
Approximately 38% of our 2007 sales related to global military defense or government-funded programs. Most of these sales were within Aircraft Controls and Space and Defense Controls.
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
The military and government space market is primarily dependent on the authorized levels of funding for satellite communications needs and space exploration. We believe that long-term government spending on military satellites will remain strong in order to satisfy the military’s need for improved intelligence gathering. Funding for NASA’s Constellation Program, the replacement for the Space Shuttle, is expected to be solid in the coming years.
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
Industrial
Approximately 33% of our 2007 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. Based on the high degree of sophistication of our products and the niche markets we serve, we believe our business is not overly sensitive to fluctuations in general macro-economic industrial trends. Opportunities for growth include demand in China to support its economic growth particularly in power generation and steel manufacturing markets, automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities, increasing demand for aircraft training simulators, and the need for precision controls on plastics injection molding machines to provide improved manufacturing efficiencies.
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
Medical
Approximately 8% of our 2007 sales were generated in medical markets. Demographics are aligned for growth in the overall healthcare market. The medical markets that we operate in are influenced by the need for precision control components and systems. Markets remain strong for brushless direct current motors used in sleep apnea machines as well as fiber optic slip rings for CT scan diagnostic imaging. Our enteral clinical nutrition products are gaining market share against more typical Total Parenteral Nutrition. Our postoperative pain management and wound perfusion products continue to experience market share gains due to quality-of-life enhancements and patient recovery time. Our ultrasonic surgical tools are gaining new positions in neurology and orthopedic markets due to higher performance and ease of use.
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2007 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During the first three months of 2008, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars contributed $12 million to the sales increase over the same period one year ago. During 2007, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $29 million compared to 2006.

Cautionary Statement
Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include (i) fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products, industrial capital goods and medical devices, (ii) our dependence on government contracts that may not be fully funded or may be terminated, (iii) our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales, (iv) the possibility that the demand for our products may be reduced if we are unable to adapt to technological change, (v) intense competition which may require us to lower prices or offer more favorable terms of sale, (vi) our significant indebtedness which could limit our operational and financial flexibility, (vii) the possibility that new product and research and development efforts may not be successful which could reduce our sales and profits, (viii) increased cash funding requirements for pension plans, which could occur in future years based on assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates, (ix) a write-off of all or part of our goodwill, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements, (x) the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting, (xi) the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in contract accounting, (xii) the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business, (xiii) our ability to successfully identify and consummate acquisitions, and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with the acquired businesses for which we are not indemnified, (xiv) our dependence on our management team and key personnel, (xv) the possibility of a catastrophic loss of one or more of our manufacturing facilities, (xvi) the possibility that future terror attacks, war or other civil disturbances could negatively impact our business, (xvii) that our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes, (xviii) the possibility that government regulation could limit our ability to sell our products outside the United States, (xix) product quality or patient safety issues with respect to our medical devices business that could lead to product recalls, withdrawal from certain markets, delays in the introduction of new products, sanctions, litigation, declining sales or actions of regulatory bodies and government authorities, (xx) the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation, (xxi) the possibility that litigation may result unfavorably to us, (xxii) our ability to adequately enforce our intellectual property rights and the possibility that third parties will assert intellectual property rights that prevent or restrict our ability to manufacture, sell, distribute or use our products or technology, (xxiii) foreign currency fluctuations in those countries in which we do business and other risks associated with international operations and (xxiv) the cost of compliance with environmental laws. The factors identified above are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. We disclaim any obligation to update the forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 29, 2007 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
Item 4. Controls and Procedures.
(a)	Disclosure Controls and Procedures. Moog carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes our purchases of our common stock for the quarter ended December 29, 2007.

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased	Dollar Value)
	(a) Total		As Part of	of Shares that
	Number of		Publicly	May Yet Be
	Shares	(b) Average	Announced	Purchased Under
	Purchased	Priced Paid	Plans or	the Plans or
Period	(1)(2)	Per Share	Programs (2)	Programs (2)

October 1 - 31, 2007	74,127	$45.36	N/A	N/A
November 1 - 30, 2007	38,178	$44.81	N/A	N/A
December 1 - 29, 2007	27,107	$45.27	N/A	N/A

Total	139,412	$45.19	N/A	N/A

(1)	The purchases during October represent the purchase of shares from the Moog Inc. Savings and Stock Ownership Plan. Purchases in November include 14,700 shares from the Moog Inc. Savings and Stock Ownership Plan at $44.49 per share. Purchases in December include 12,310 shares from the Moog Inc. Savings and Stock Ownership Plan at $45.67 per share.

(2)	In connection with the exercise and vesting of stock options, we accept, from time to time, delivery of shares to pay the exercise price of employee stock options. We do not otherwise have any plan or program to purchase our common stock. During November, we accepted the delivery of 23,478 shares at $45.01 per share in connection with the exercise of stock options. During December, we accepted the delivery of 14,797 shares at $44.93 per share in connection with the exercise of stock options.
Item 6. Exhibits
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date: February 5, 2008	By	/s/ Robert T. Brady
Robert T. Brady
Chairman
Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2008	By	/s/ John R. Scannell John R. Scannell
Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: February 5, 2008	By	/s/ Donald R. Fishback Donald R. Fishback
Vice President — Finance
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