Form 10-Q
period 2008-03-29
MOOG INC
filed 2008-05-05
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The number of shares outstanding of each class of common stock as of May 1, 2008 was:
Class A common stock, $1.00 par value 38,555,172 shares
Class B common stock, $1.00 par value 4,064,657 shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
MOOG INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	March 29,	September 29,
(dollars in thousands)	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,706	$83,856
Receivables	485,236	431,978
Inventories	409,053	359,250
Other current assets	70,914	61,767

TOTAL CURRENT ASSETS	1,057,909	936,851
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $392,470 and $361,120, respectively	417,225	386,813
GOODWILL	554,761	538,433
INTANGIBLE ASSETS, net	79,293	81,916
OTHER ASSETS	38,309	62,166

TOTAL ASSETS	$2,147,497	$2,006,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$1,653	$3,354
Current installments of long-term debt	2,568	2,537
Accounts payable	128,903	113,942
Customer advances	31,295	34,224
Contract loss reserves	15,064	12,362
Other accrued liabilities	165,265	153,809

TOTAL CURRENT LIABILITIES	344,748	320,228
LONG-TERM DEBT, excluding current installments
Senior debt	461,395	411,543
Senior subordinated notes	200,081	200,089
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	142,443	113,354
DEFERRED INCOME TAXES	63,042	80,419
OTHER LONG-TERM LIABILITIES	5,067	3,334

TOTAL LIABILITIES	1,216,776	1,128,967

SHAREHOLDERS’ EQUITY
Common stock	48,605	48,605
Other shareholders’ equity	882,116	828,607

TOTAL SHAREHOLDERS’ EQUITY	930,721	877,212

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,147,497	$2,006,179

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(dollars in thousands, except per share data)	2008	2007	2008	2007

NET SALES	$468,838	$384,914	$915,245	$740,895
COST OF SALES	319,203	256,425	617,980	491,724

GROSS PROFIT	149,635	128,489	297,265	249,171

Research and development	26,076	25,655	50,168	47,893
Selling, general and administrative	72,939	60,749	144,221	117,495
Interest	9,223	6,382	18,935	12,067
Other	(1,131)	(535)	(1,017)	76

EARNINGS BEFORE INCOME TAXES	42,528	36,238	84,958	71,640

INCOME TAXES	13,900	11,751	28,655	23,089

NET EARNINGS	$28,628	$24,487	$56,303	$48,551

NET EARNINGS PER SHARE
Basic	$.67	$.58	$1.32	1.15
Diluted	.66	.57	1.30	1.13

AVERAGE COMMON SHARES OUTSTANDING
Basic	42,601,255	42,421,490	42,543,291	42,369,585
Diluted	43,242,298	43,102,869	43,250,479	43,059,806

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 29,	March 31,
(dollars in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$56,303	$48,551
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation	22,976	19,374
Amortization	7,746	4,930
Provisions for non-cash losses on contracts, inventories and receivables	14,298	12,594
Equity-based compensation expense	2,310	2,200
Other	(262)	(1,198)
Changes in assets and liabilities (using) providing cash, excluding the effects of acquisitions:
Receivables	(44,105)	(26,103)
Inventories	(48,206)	(38,344)
Customer advances	(3,712)	2,912
Other assets and liabilities	10,268	754

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,616	25,670

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(9,101)	(85,453)
Purchase of property, plant and equipment	(46,222)	(52,853)
Other	(1,243)	1,117

NET CASH USED BY INVESTING ACTIVITIES	(56,566)	(137,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of notes payable	(1,878)	(1,610)
Net proceeds from revolving lines of credit	47,000	124,000
Proceeds from long-term debt	—	498
Payments on long-term debt	(948)	(27,100)
Excess tax benefits from share-based payment arrangements	811	901
Other	(3,339)	1,771

NET CASH PROVIDED BY FINANCING ACTIVITIES	41,646	98,460

Effect of exchange rate changes on cash	6,154	1,691

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,850	(11,368)
Cash and cash equivalents at beginning of period	83,856	57,821

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92,706	$46,453

CASH PAID FOR:
Interest	$20,774	$11,556
Income taxes, net of refunds	19,531	19,425

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Notes to Consolidated Condensed Financial Statements
Six Months Ended March 29, 2008
(Unaudited)
(dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended March 29, 2008 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 29, 2007. All references to years in these financial statements are to fiscal years.
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
On September 12, 2007, we acquired QuickSet International, Inc. The purchase price, net of cash acquired, was $41,109, which was financed with credit facility borrowings. QuickSet is a manufacturer of precision positioning systems and pan and tilt mechanisms. QuickSet’s products are used to position surveillance cameras, thermal imagers, sensors and communication antennae for military, homeland defense and commercial surveillance for securing national borders, commercial ports, strategic missile silos and military protection systems. This acquisition is principally included as part of our Space and Defense Controls segment and will contribute to growth in our defense controls market and accelerate our business development in homeland security. Annual sales for the twelve months preceding the acquisition were approximately $22,000. During 2008, we completed our purchase price allocation for the acquisition and, as a result, goodwill increased by $2,295 and intangible assets decreased by $2,081.
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
On March 16, 2007, we acquired ZEVEX International, Inc. The purchase price, net of cash acquired, was $82,473, which was financed with credit facility borrowings, and $1,796 in assumed debt. ZEVEX manufactures and distributes a line of ambulatory pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for hospital, long-term care facilities, neonatal and patient home use. ZEVEX also designs, develops and manufactures surgical tools and sensors and provides engineered solutions for the medical marketplace. This acquisition further expands our participation in medical markets. Annual sales for the twelve months preceding the acquisition were approximately $43,000.
In the first quarter of 2007, we acquired a ball screw manufacturer. The adjusted purchase price was $2,567 paid in cash and $2,935 in assumed debt.
Our purchase price allocations are substantially complete with the exception of PRIZM’s purchase price allocation, which is based on preliminary estimates of fair values of assets acquired and liabilities assumed.
Note 3 — Equity-Based Compensation
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

On January 9, 2008, shareholders approved the 2008 Stock Appreciation Rights Plan. The 2008 Stock Appreciation Rights Plan authorizes the issuance of 2,000,000 stock appreciation rights (SARs), which represent the right to receive shares of Class A common stock. Under the terms of the plan, the SARs are non-qualified for U.S. Federal income taxes. The exercise price of the SARs, determined by a committee of the Board of Directors, may not be less than the fair value of the Class A common stock on the grant date. The number of shares received upon exercise of SARs is equal in value to the difference between the fair market value of the Class A common stock on the exercise date and the exercise price of the SAR. The term of a SAR may not exceed ten years from the date of grant.
Equity-based compensation expense is based on share-based payment awards that are ultimately expected to vest. Vesting requirements vary for directors, officers and key employees. In general, options granted to outside directors vest one year from the date of grant, options granted to officers vest on various schedules and options granted to key employees vest in equal annual increments over a five-year period from the date of grant.
Note 4 — Inventories

	March 29,	September 29,
	2008	2007

Raw materials and purchased parts	$148,608	$121,622
Work in progress	203,795	183,810
Finished goods	56,650	53,818

Total	$409,053	$359,250

Note 5 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended March 29, 2008 are as follows:

	Balance as of	Current	Adjustment	Foreign	Balance as of
	September 29,	Year	To Prior Year	Currency	March 29,
	2007	Acquisitions	Acquisitions	Translation	2008

Aircraft Controls	$103,898	$—	$—	$116	$104,014
Space and Defense Controls	67,546	—	2,157	—	69,703
Industrial Systems	101,465	—	138	6,064	107,667
Components	153,442	8,132	197	(864)	160,907
Medical Devices	112,082	—	388	—	112,470

Total	$538,433	$8,132	$2,880	$5,316	$554,761

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
Amortization of acquired intangible assets was $3,480 and $7,189 for the three and six months ended March 29, 2008 and was $2,184 and $4,302 for the three and six months ended March 31, 2007, respectively. Based on acquired intangible assets recorded at March 29, 2008, amortization is expected to be $13,777 in 2008, $12,395 in 2009, $12,255 in 2010, $12,017 in 2011 and $11,378 in 2012. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	March 29, 2008		September 29, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer-related	$67,433	$(20,038)	$64,556	$(15,181)
Technology-related	32,620	(8,667)	30,560	(6,482)
Marketing-related	15,236	(7,801)	15,229	(7,031)
Artistic-related	25	(16)	25	(15)

Acquired intangible assets	$115,314	$(36,522)	$110,370	$(28,709)

Note 6 — Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Warranty accrual at beginning of period	$7,899	$6,046	$7,123	$5,968
Additions from acquisitions	100	159	100	159
Warranties issued during current period	1,987	2,017	3,799	3,595
Reductions for settling warranties	(1,202)	(1,517)	(2,329)	(3,134)
Foreign currency translation	329	15	420	132

Warranty accrual at end of period	$9,113	$6,720	$9,113	$6,720

Note 7 — Derivative Financial Instruments
We have foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize the foreign currency exposure, we have foreign currency forwards with notional amounts of $13,231. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At March 29, 2008, the fair value of the foreign currency forwards was a $544 asset, which was included in other current assets. At September 29, 2007, the fair value of the foreign currency forwards was a $1,047 liability, which was included in other accrued liabilities.
We use derivative financial instruments to manage the risk associated with changes in interest rates associated with long-term debt that affect the amount of future interest payments under our U.S. credit facility. During the first six months of 2008, we entered into interest rate swaps with notional amounts totaling $75,000. Based on the applicable margin at March 29, 2008, the interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 5.6% through their maturities in 2010, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin. Activity in Accumulated Other Comprehensive Income (AOCI) related to derivatives held by us during the first six months of 2008 is summarized below:

	Pre-Tax	Income	After-Tax
	Amount	Tax	Amount

Accumulated gain at September 29, 2007	$—	$—	$—
Net decrease in fair value of derivatives	(2,115)	814	(1,301)
Net reclassification from AOCI into earnings	16	(6)	10

Accumulated loss at March 29, 2008	$(2,099)	$808	$(1,291)

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2008 or 2007. At March 29, 2008, the fair value of interest rate swaps was a $2,200 liability, which is included in other accrued liabilities and other long-term liabilities.

Note 8 — Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Service cost	$4,114	$3,764	$8,229	$7,514
Interest cost	5,860	5,207	11,719	10,412
Expected return on plan assets	(7,452)	(6,373)	(14,905)	(12,746)
Amortization of prior service cost	265	279	530	558
Amortization of actuarial loss	689	1,133	1,379	2,266
Curtailment loss	70	—	70	—

Pension expense for defined benefit plans	3,546	4,010	7,022	8,004
Pension expense for defined contribution plans	369	339	728	629

Total pension expense for U.S. plans	$3,915	$4,349	$7,750	$8,633

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Service cost	$995	$928	$1,964	$1,843
Interest cost	1,456	1,227	2,890	2,433
Expected return on plan assets	(915)	(718)	(1,830)	(1,424)
Amortization of prior service credit	(10)	(9)	(19)	(18)
Amortization of actuarial loss	82	207	166	411

Pension expense for defined benefit plans	1,608	1,635	3,171	3,245
Pension expense for defined contribution plans	470	425	911	781

Total pension expense for non-U.S. plans	$2,078	$2,060	$4,082	$4,026

During the six months ended March 29, 2008, we made contributions to our defined benefit pension plans of $164 to the U.S. plans and $2,850 to the non-U.S. plans. We presently don’t anticipate contributing any additional amounts to the U.S. plans but do anticipate contributing $2,700 to the non-U.S. plans in 2008 for a total of approximately $5,700.
Effective April 1, 2008, our U.S. defined benefit pension plan was amended to freeze enrollment of new entrants. All new employees hired on or after January 1, 2008 are not eligible to participate in the pension plan and, instead, we will make contributions for those employees to an employee-directed investment fund in the Moog Inc. Retirement Savings Plan (RSP), formerly known as the Moog Inc. Savings and Stock Ownership Plan (SSOP). The Company’s contributions are based on a percentage of the employee’s eligible compensation and age. These contributions are in addition to the employer match.
We gave all current employees participating in the pension plan as of January 1, 2008 the option to either remain in the pension plan and continue to accrue benefits or to elect to stop accruing future benefits in the pension plan as of April 1, 2008 and instead receive the new Company contribution in the RSP. The employee elections became effective April 1, 2008.
As a result of the employee elections, there was an 18% reduction in expected future service to be considered in calculating future benefits under the pension plan. We recognized a $70 curtailment loss in the second quarter of 2008 and remeasured both our obligation and plan assets. The curtailment and remeasurement reduced other assets by $21,845, increased long-term pension and retirement obligations by $23,657 and resulted in an other comprehensive loss of $27,936, net of deferred taxes of $17,496, due to a decrease in the funded status of the U.S defined benefit pension plan as of March 29, 2008.

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Service cost	$107	$101	$214	$201
Interest cost	312	301	624	602
Amortization of transition obligation	99	99	197	197
Amortization of prior service cost	71	71	143	143
Amortization of actuarial loss	112	129	224	260

Net periodic post-retirement benefit cost	$701	$701	$1,402	$1,403

Note 9 — Shareholders’ Equity
The changes in shareholders’ equity for the six months ended March 29, 2008 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning of period	$48,605	40,739,556	7,865,157
Conversion of Class B to Class A	—	3,800	(3,800)

End of period	48,605	40,743,356	7,861,357

ADDITIONAL PAID-IN CAPITAL
Beginning of period	301,778
Equity-based compensation expense	2,310
Issuance of Treasury shares at more than cost	2,864
Income tax effect of equity-based compensation	868
Adjustment to market — SECT	(845)

End of period	306,975

RETAINED EARNINGS
Beginning of period	570,063
Net earnings	56,303
Adjustment for adoption of FIN 48	(546)

End of period	625,820

TREASURY STOCK
Beginning of period	(39,873)	(2,411,825)	(3,305,971)
Issuance of treasury shares	1,411	264,529	—
Purchase of treasury shares	(2,333)	(52,138)	—

End of period	(40,795)	(2,199,434)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(15,928)	—	(361,836)
Issuance of shares	513	—	11,626
Purchases of shares	(5,793)	—	(129,842)
Adjustment to market — SECT	845	—	—

End of period	(20,363)	—	(480,052)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	12,567
Foreign currency translation adjustment	25,591
Retirement liability adjustment	1,548
Pension curtailment and remeasurement impact	(27,936)
Increase in accumulated loss on derivatives	(1,291)

End of period	10,479

TOTAL SHAREHOLDERS’ EQUITY	$930,721	38,543,922	4,075,334

Note 10 — Stock Employee Compensation Trust
The Stock Employee Compensation Trust (SECT) assists in administering and provides funding for equity-based compensation plans and benefit programs, including the Moog Inc. Retirement Savings Plan (RSP). The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreement governing the SECT, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.
Note 11 — Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Weighted-average shares outstanding — Basic	42,601,255	42,421,490	42,543,291	42,369,585
Dilutive effect of stock options	641,043	681,379	707,188	690,221

Weighted-average shares outstanding — Diluted	43,242,298	43,102,869	43,250,479	43,059,806

Note 12 — Comprehensive Income
The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Net earnings	$28,628	$24,487	$56,303	$48,551
Other comprehensive income (loss):
Foreign currency translation adjustment	19,624	2,610	25,591	9,773
Retirement liability adjustment, net of tax of $998	1,548	—	1,548	—
Pension curtailment and remeasurement, net of tax of $17,496	(27,936)	—	(27,936)	—
Increase in accumulated loss on derivatives	(872)	—	(1,291)	(86)

Comprehensive income	$20,992	$27,097	$54,215	$58,238

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	March 29,	September 29,
	2008	2007

Cumulative foreign currency translation adjustment	$73,240	$47,649
Accumulated retirement liability adjustments	(61,470)	(35,082)
Accumulated loss on derivatives	(1,291)	—

Accumulated other comprehensive income	$10,479	$12,567

Note 13 — Segment Information
Below are sales and operating profit by segment for the three and six months ended March 29, 2008 and March 31, 2007 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007

Net sales:
Aircraft Controls	$161,616	$145,706	$321,197	$276,493
Space and Defense Controls	70,086	47,200	127,433	90,865
Industrial Systems	130,176	110,832	252,909	213,063
Components	84,241	69,431	163,828	137,750
Medical Devices	22,719	11,745	49,878	22,724

Net sales	$468,838	$384,914	$915,245	$740,895

Operating profit and margins:
Aircraft Controls	$14,255	$14,561	$29,343	$27,880
	8.8%	10.0%	9.1%	10.1%
Space and Defense Controls	9,143	7,124	15,843	12,500
	13.0%	15.1%	12.4%	13.8%
Industrial Systems	18,284	14,779	36,177	28,278
	14.0%	13.3%	14.3%	13.3%
Components	14,584	9,839	29,420	22,954
	17.3%	14.2%	18.0%	16.7%
Medical Devices	349	1,138	3,936	3,283
	1.5%	9.7%	7.9%	14.4%

Total operating profit	56,615	47,441	114,719	94,895
	12.1%	12.3%	12.5%	12.8%

Deductions from operating profit:
Interest expense	9,223	6,382	18,935	12,067
Equity-based compensation expense	682	598	2,310	2,200
Corporate expenses and other	4,182	4,223	8,516	8,988

Earnings before income taxes	$42,528	$36,238	$84,958	$71,640

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
The amount of unrecognized tax benefits as of September 30, 2007 was $1,452. That amount includes $1,160 of unrecognized tax benefits, which, if ultimately recognized, will reduce our annual effective tax rate. At March 29, 2008, the balance of unrecognized tax benefits increased to $4,815. The increase from the beginning of the year is primarily the result of a $2,550 second quarter increase related to the Company’s reclassification of liabilities recorded in prior periods. The March 29, 2008 balance of unrecognized tax benefits includes $4,556 of unrecognized tax benefits, which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
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
We are currently under examination by the Internal Revenue Service for 2005 and 2006. We expect that examination will be concluded and settled in the next twelve months. We have unrecognized tax benefits of $1,847 for those years. We believe it is reasonably possible that the resolution of these examinations could result in payments ranging from $1,145 to $2,000.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to amend and expand the disclosure requirements with the intent to provides users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

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
On September 12, 2007, we acquired QuickSet International, Inc. The purchase price, net of cash acquired, was $41 million, which was financed with credit facility borrowings. QuickSet is a manufacturer of precision positioning systems and pan and tilt mechanisms. QuickSet’s products are used to position surveillance cameras, thermal imagers, sensors and communication antennae for military, homeland defense and commercial surveillance for securing national borders, commercial ports, strategic missile silos and military protection systems. This acquisition is principally included as part of our Space and Defense Controls segment and will accelerate business development in our homeland security market. Annual sales for the twelve months preceding the acquisition were approximately $22 million. During 2008, we completed our purchase price allocation for the acquisition and, as a result, goodwill increased by $2 million and intangible assets decreased by $2 million.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to amend and expand the disclosure requirements with the intent to provides users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(dollars in millions)	2008	2007	2008	2007

Net sales	$468.8	$384.9	$915.2	$740.9
Gross margin	31.9%	33.4%	32.5%	33.6%
Research and development expenses	$26.1	$25.7	$50.2	$47.9
Selling, general and administrative expenses as a percentage of sales	15.6%	15.8%	15.8%	15.9%
Interest expense	$9.2	$6.4	$18.9	$12.1
Effective tax rate	32.7%	32.4%	33.7%	32.2%
Net earnings	$28.6	$24.5	$56.3	$48.6

Net sales increased $84 million in the second quarter of 2008 over the second quarter of 2007 and $174 million in the first half of the year over the comparable period a year ago. Sales increased in each of our segments. Recent acquisitions contributed $42 million of the incremental sales in the second quarter of 2008 and $75 million in the first half of 2008.
Our gross margin was lower in the second quarter of 2008 compared to 2007. Our gross margin was affected by additions to contract loss reserves, which were $6 million higher in the second quarter of 2008 compared to the second quarter of 2007, primarily related to a loss reserve in our Space and Defense Controls segment. In addition, our Aircraft Controls margins were lower in the quarter as a greater proportion of that business came from the cost-plus F-35 Joint Strike Fighter program.
Our gross margin was also lower in the first half of 2008 compared to 2007. Our Aircraft Controls margins were lower in the first half of 2008 as a greater proportion of that business was on the F-35 program. Also impacting our gross margin in the first half of 2008 were charges for purchase accounting from recent acquisitions. These charge were $4 million higher in the first half of 2008 compared to 2007.
Research and development expenses were approximately the same in the second quarter of 2008 compared to the second quarter of 2007, however they increased $2 million in the first half of 2008 over the same period last year. The higher level of research and development expenses largely resulted from the ZEVEX acquisition in our Medical Devices segment, while development activities on a number of aircraft initiatives that increased were offset by a decline on the Boeing 787 program.
Selling, general and administrative expenses as a percentage of sales were down slightly compared to the same periods last year in both the second quarter and first half of 2008 as we continue to gain efficiencies associated with our higher sales volume.
Interest expense was higher in the second quarter and first half of 2008 compared to the same periods in 2007. Higher debt levels associated with our acquisitions accounted for approximately one-half of the increases while borrowings to fund working capital requirements and capital expenditures contributed the other half. Partially offsetting the effect of higher debt levels in the second quarter was a reduction in interest rates.
The effective tax rate for the second quarter of 2008 was comparable to the second quarter of 2007. The effective tax rate for the first half of 2008 was higher than the first half of 2007 due to additional tax exposures associated with foreign operations that were recorded in the first quarter of 2008.
Net earnings increased 17% and 16% in the second quarter and first half of 2008, respectively, and diluted earnings per share increased 16% and 15% in the second quarter and first half of 2008, respectively.
2008 Outlook — We expect sales in 2008 to increase 18% to approximately $1.85 billion with increases in each of our segments. Sales are expected to increase $80 million in Industrial Systems, $70 million in Aircraft Controls, $61 million in Space and Defense Controls, $47 million in Components and $30 million in Medical Devices over 2007. We expect our operating margin to be 12.4% in 2008, comparable to the 12.5% level we achieved in 2007. Operating margins are expected to increase in Industrial Systems and Components and decline in Medical Devices, Space and Defense Controls and Aircraft Controls. We expect net earnings to increase to $117 million. We expect diluted earnings per share to increase by approximately 16% to $2.71.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note 13 of the Notes to Consolidated Condensed Financial Statements included in this report.
Aircraft Controls

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(dollars in millions)	2008	2007	2008	2007

Net sales — military aircraft	$97.8	$76.4	$188.6	$155.9
Net sales — commercial aircraft	63.8	69.3	132.6	120.6

	$161.6	$145.7	$321.2	$276.5
Operating profit	$14.3	$14.6	$29.3	$27.9
Operating margin	8.8%	10.0%	9.1%	10.1%
Backlog			$309.3	$297.5

Net sales in Aircraft Controls increased $16 million, or 11%, in the second quarter of 2008 and $45 million, or 16%, in the first half of 2008. Military aircraft sales increased $21 million in the second quarter and $33 million in the first six months. Sales increased $13 million in the quarter and $18 million in the first six months on the F-35 program as we design, develop and build hardware for the conventional takeoff, short takeoff and carrier versions of the F-35. Military aftermarket sales increased $3 million in the quarter and $6 million in the first six months. The remaining increases in military aircraft sales relate to production programs including the Black Hawk helicopter, the V-22 Osprey and the F/A-18 E/F Super Hornet. Commercial aircraft sales decreased $6 million in the second quarter of 2008 compared to last year primarily related to lower sales to Boeing. In the second quarter of 2007, we received our initial contract for the 787, resulting in very strong sales. In addition, our sales to Boeing on their production aircraft decreased in the second quarter of 2008 primarily related to the timing of receiving orders. Commercial aircraft sales increased $12 million in the first six months, primarily related to a $9 million increase in business jets and $2 million related to the start up on the 787 contract in last year’s second quarter.
Our operating margin was lower in the second quarter and first half of 2008 as a greater proportion of sales came from the cost-plus F-35 program. This impact was partially offset by $4 million of lower additions to contract loss reserves in the first half of 2008 compared to 2007.
Twelve-month backlog for Aircraft Controls increased to $309 million at March 29, 2008 from $298 million at March 31, 2007 due to strong commercial aircraft orders, particularly for business jets.
2008 Outlook for Aircraft Controls — We expect sales in Aircraft Controls to increase 12% to $657 million in 2008. Military aircraft sales are expected to increase $55 million, or 17%, mainly due to increases on the F-35 program, aftermarket and the V-22 program. Commercial aircraft sales are expected to increase $15 million, or 6%, to $277 million, principally related to business jets. We expect our operating margin to be 9.9% in 2008 compared to 10.4% in 2007. This decline is a result of product mix shift to programs with lower margins.

Space and Defense Controls

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(dollars in millions)	2008	2007	2008	2007

Net sales	$70.1	$47.2	$127.5	$90.9
Operating profit	$9.1	$7.1	$15.8	$12.5
Operating margin	13.0%	15.1%	12.4%	13.8%
Backlog			$168.8	$124.8

Net sales in Space and Defense Controls increased $23 million, or 48%, in the second quarter of 2008 and $37 million, or 40%, in the first half of 2008. The increase resulted primarily from $23 million of sales from the recently acquired QuickSet business in the second quarter and $33 million in the first half of 2008. QuickSet sales include $18 million and $24 million in the second quarter and first half of 2008, respectively, on the Driver’s Vision Enhancer (DVE) program in the defense controls market. QuickSet also contributed $5 million in the quarter and $9 million in the first half in sales of surveillance systems in our homeland security product line. The Constellation program, which is replacing the Space Shuttle, generated $7 million and $10 million in the second quarter and first half of 2008, respectively, which more than offset the $2 million and $5 million declines in sales for the Space Shuttle in the second quarter and first half of 2008, respectively.
Our operating margin for Space and Defense Controls declined in the second quarter and first half of 2008 as we established a $4 million loss reserve for thruster valves used on satellites. This impact was offset by strong margins on the DVE program.
The higher level of twelve-month backlog at March 29, 2008 compared to March 31, 2007 relates to orders for defense controls and homeland security products from the QuickSet acquisition and increased orders on tactical missile programs.
2008 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase 33% to $246 million in 2008. We expect increases in homeland security and defense controls largely as a result of the QuickSet acquisition. We also expect an increase on the Constellation program, which includes work on the Ares I Crew Launch and Orion Crew Exploration vehicles. We expect our operating margin in 2008 to be 11.2%, down from 13.1% in 2007, mostly as a result of the loss reserve on the satellite thruster valves.
Industrial Systems

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(dollars in millions)	2008	2007	2008	2007

Net sales	$130.2	$110.8	$252.9	$213.1
Operating profit	$18.3	$14.8	$36.2	$28.3
Operating margin	14.0%	13.3%	14.3%	13.3%
Backlog			$192.4	$120.3

Net sales in Industrial Systems increased $19 million, or 17%, in the second quarter of 2008 and $40 million, or 19% in the first half of 2008. Stronger foreign currencies, in particular the euro, compared to the U.S. dollar had a positive impact on sales, representing approximately half of the sales increase in the second quarter and first half of the year. Sales were up in nearly all of our major markets including simulation, metal forming and presses, power generation, heavy industry and plastics making machinery. Sales growth in simulation of $4 million in the quarter and $9 million for the first half of 2008 are a result of very strong deliveries to CAE and Flight Safety. Growth in sales of controls for metal forming and presses of $4 million in the quarter and $7 million on a year-to-date basis relates mostly to strong demand in Europe. Sales in power generation increased $2 million in the quarter and first half and relates to strong demand in Asia. Sales growth in heavy industry, which represents equipment used in steel mills, was $1 million in the second quarter and $6 million in the first half, with increases coming mainly in China and Europe. Growth in our sales of controls for plastics making machinery, our largest industrial market, increased slightly in the quarter and increased $3 million in the first half of the year. In addition, we had stronger sales in aftermarket, through our distribution network and in the oil and gas market.
Our operating margin for Industrial Systems improved in the second quarter and first half of 2008 over the comparable 2007 periods due to higher volume and operating efficiencies.
The higher level of twelve-month backlog for Industrial Systems at March 29, 2008 compared to March 31, 2007 primarily relates to orders in simulation, power generation and heavy industry markets.
2008 Outlook for Industrial Systems — We expect sales in Industrial Systems to increase 18% to $516 million in 2008. We expect sales growth in most of our major markets with the largest increases in simulation and metal forming and presses. We expect our operating margin to be 14.3% in 2008, an improvement over 13.2% in 2007, primarily due to the higher volume.

Components

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(dollars in millions)	2008	2007	2008	2007

Net sales	$84.2	$69.4	$163.8	$137.8
Operating profit	$14.6	$9.8	$29.4	$23.0
Operating margin	17.3%	14.2%	18.0%	16.7%
Backlog			$177.0	$129.9

Net sales in Components increased $15 million, or 21%, in the second quarter and $26 million, or 19%, in the first half of 2008. We experienced improvements in every market. The acquisitions of Thermal Control Products, Techtron and PRIZM contributed $3 million of the sales increase in the quarter and $7 million in the first six months. Marine sales increased $5 million in the quarter and $8 million in the first half as the continuing increase in the price of oil drives demand. Marine sales were also helped by the PRIZM acquisition. Sales of defense controls, including components supplied on the Commander’s Independent Viewer for the Bradley fighting vehicle, increased $4 million in the second quarter and $6 million in the first half of 2008. Aircraft sales increased $3 million in the second quarter and $5 million in the first half of 2008 due primarily to the start-up of the Guardian program, a system designed to protect military and commercial aircraft from shoulder-fired missiles. Industrial sales increased $3 million in the quarter and $6 million year-to-date, largely a result of the Thermal Control Products and Techtron acquisitions.
Our operating margin improved in both the second quarter and first half of 2008 relative to 2007 primarily as a result of sales volume.
The higher level of twelve-month backlog at March 29, 2008 compared to March 31, 2007 primarily relates to increased orders for military aircraft programs and defense controls.
2008 Outlook for Components — We expect sales in Components to increase 17% to $330 million in 2008, with increases in every market. We expect our operating margin to be 16.8% in 2008, an improvement over the 15.7% level we achieved in 2007, primarily as a result of the sales volume increases.
Medical Devices

	Three Months Ended		Six Months Ended
	March 29,	March 31,	March 29,	March 31,
(dollars in millions)	2008	2007	2008	2007

Net sales	$22.7	$11.7	$49.9	$22.7
Operating profit	$.3	$1.1	$3.9	$3.3
Operating margin	1.5%	9.7%	7.9%	14.4%
Backlog			$16.5	$12.8

The Medical Devices segment was established in 2006 as a result of the acquisitions of Curlin Medical and McKinley Medical. The acquisition of ZEVEX late in second quarter of 2007 further expanded this segment. ZEVEX contributed $17 million and $35 million of sales for the second quarter and first half of 2008, respectively, but only $2 million in the second quarter and first half of 2007. Partially offsetting the effect of the ZEVEX acquisition were lower sales of intravenous pumps, intravenous administration sets and disposable pumps.
The decrease in our operating margin is attributable to both the product mix and sales volume of certain products. In both the second quarter and first half of 2008 compared to same periods of 2007, we had lower sales of higher margin intravenous pumps and administration sets. The ZEVEX acquisition also impacted the product mix in both the second quarter and first half of 2008 with sales of lower margin enteral pumps and the administration sets used with them. In addition, research and development costs and selling, general and administrative expenses as a percentage of sales increased.
Twelve-month backlog for Medical Devices is not as substantial as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2008 Outlook for Medical Devices — We expect sales in Medical Devices to be $98 million in 2008, including a full year of ZEVEX sales. We expect our operating margin to decline in 2008 to 8.2% from 10.2% in 2007, primarily as a result of product mix changes.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
	March 29,	March 31,
(dollars in millions)	2008	2007

Net cash provided (used) by:
Operating activities	$17.6	$25.7
Investing activities	(56.6)	(137.2)
Financing activities	41.6	98.5

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities decreased in the first six months of 2008 compared to 2007. This decline relates principally to greater working capital requirements, especially increased receivables and inventories to support the growth of our operations. Excluding acquisitions, our sales increased 13% in the first six months of 2008 compared to 2007. The increase in receivables is also influenced by our increased work on commercial aircraft programs such as the Boeing 787 and business jets where payment terms typically do not benefit from progress payments as work progresses, unlike some of our military programs.
Investing activities
Net cash used by investing activities in the first six months of 2008 consisted principally of $46 million for capital expenditures and $9 million towards the acquisition of PRIZM. The high level of capital expenditures in the first six months of 2008 was driven by expansion of our facilities to support our sales growth and spending for equipment for new production programs. Net cash used by investing activities in the first six months of 2007 consisted of $82 million, net of cash acquired, for the acquisition of ZEVEX and $53 million of capital expenditures for the 787 production program, facility expansions and other capital requirements. We also paid $3 million for the acquisition of a ball screw manufacturer.
Based on the growth of our core businesses, we now project our capital expenditures to be approximately $90 million in 2008.
Financing activities
Net cash provided by financing activities in the first six months of 2008 reflects the use of our U.S. credit facility for increased working capital requirements to fund our sales growth, capital expenditures and the acquisition of PRIZM. Net cash provided by financing activities in the first six months of 2007 primarily reflects the use of our U.S. credit facility to fund the ZEVEX acquisition in March 2007.
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
On March 14, 2008, we amended our U.S. credit facility. Previously our credit facility consisted of a $600 million revolver, which matured on October 25, 2011. Our new revolving credit facility, which matures on March 14, 2013, increased our borrowing capacity to $750 million. The new revolving credit facility had an outstanding balance of $449 million at March 29, 2008. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 150 basis points at March 29, 2008. The credit facility is secured by substantially all of our U.S. assets.
The U.S. credit facility contains various covenants. The covenant for minimum net worth, defined as total shareholders’ equity adjusted to maintain the amounts of accumulated other comprehensive loss at the level in existence as of September 30, 2006 is $600 million. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt including letters of credit to EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $100 million annually. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income. We are in compliance with all covenants.
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
At March 29, 2008, we had $338 million of unused borrowing capacity, including $289 million from the U.S. credit facility after considering standby letters of credit.
Net debt to capitalization was 38% at both March 29, 2008 and September 29, 2007.
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
Industrial
Approximately 33% of our 2007 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. Based on the high degree of sophistication of our products and the niche markets we serve, we believe our business is not overly sensitive to fluctuations in general macro-economic industrial trends. Our opportunities for growth include:
•	demand in China to support its economic growth particularly in power generation and steel manufacturing markets,

•	automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities,

•	increasing demand for aircraft training simulators and

•	the need for precision controls on plastics injection molding machines to provide improved manufacturing efficiencies.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2007 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During the first six months of 2008, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars contributed $26 million to the sales increase over the same period one year ago. During 2007, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $29 million compared to 2006.

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

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes our purchases of our common stock for the quarter ended March 29, 2008.

				(d) Maximum Number
				(or Approximate
				Dollar Value)
			(c) Total Number of	of Shares that
			Shares Purchased	May Yet Be
	(a) Total Number of	(b) Average Priced	As Part of Publicly	Purchased Under the
	Shares Purchased	Paid	Announced Plans or	Plans or Programs
Period	(1)(2)	Per Share	Programs (2)	(2)

January 1 — 31, 2008	21,288	$42.04	N/A	N/A
February 1 — 29, 2008	9,280	$43.97	N/A	N/A
March 1 — 29, 2008	12,000	$43.61	N/A	N/A

Total	42,568	$42.90	N/A	N/A

(1)	Purchases in January include 16,705 shares from the Moog Inc. Retirement Savings Plan at $41.41 per share. Purchases in March include 12,000 shares of Class B common stock from the Moog family at $43.61 per share.

(2)	In connection with the exercise and vesting of stock options, we accept, from time to time, delivery of shares to pay the exercise price of employee stock options. We do not otherwise have any plan or program to purchase our common stock. During January, we accepted the delivery of 4,583 shares at $44.32 per share in connection with the exercise of stock options. During February, we accepted the delivery of 9,280 shares at $43.97 per share in connection with the exercise of stock options.
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Shareholders was held on January 9, 2008. The following matters were submitted to a vote of security holders at the Annual Meeting.
(a)	The Moog Inc. 2008 Stock Appreciation Rights Plan was approved based on the following votes:
Class A*: For, 3,126,589; Against, 134,277; Abstain, 2,878.
Class B: For, 4,034,700; Against, 72,159; Abstain, 6,496.

(b)	The nominees to the Board of Directors were elected based on the following votes:

Nominee	For	Authority Withheld
Class A
Robert T. Brady	31,934,567	3,988,693
Class B
Joe C. Green	4,318,700	67,497
Raymond W. Boushie	4,350,662	35,535
The terms of the following directors continued after the Annual Meeting: Richard A. Aubrecht, John D. Hendrick and Brian J. Lipke (Class B directors through 2009); and James L. Gray (Class A director through 2009); Kraig H. Kayser, Robert H. Maskrey and Albert F. Myers (Class B directors through 2010); and Robert R. Banta (Class A director through 2010).

(c)	The appointment of Ernst & Young LLP as auditors was approved based on the following votes:
Class A*: For, 3,583,151; Against, 7,379; Abstain 1,797.
Class B: For 4,359,285; Against, 25,119; Abstain, 1,794.

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

Moog Inc. (Registrant)
Date: May 5, 2008	By	/s/ Robert T. Brady
Robert T. Brady
Chairman Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2008	By	/s/ John R. Scannell
John R. Scannell
Vice President Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2008	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President — Finance

Date: May 5, 2008	By	/s/ Jennifer Walter
Jennifer Walter
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