Form 10-Q
period 2008-06-28
MOOG INC
filed 2008-08-04
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of the “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of August 1, 2008 was:
Class A common stock, $1.00 par value 38,624,752 shares
Class B common stock, $1.00 par value 4,056,458 shares

MOOG INC.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
MOOG INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	June 28,	September 29,
(dollars in thousands)	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,092	$83,856
Receivables	523,767	431,978
Inventories	415,963	359,250
Other current assets	72,733	61,767

TOTAL CURRENT ASSETS	1,097,555	936,851
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $399,307 and $361,120 respectively	426,014	386,813
GOODWILL	566,825	538,433
INTANGIBLE ASSETS, net	78,808	81,916
OTHER ASSETS	69,584	62,166

TOTAL ASSETS	$2,238,786	$2,006,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$4,683	$3,354
Current installments of long-term debt	1,967	2,537
Accounts payable	133,233	113,942
Customer advances	42,498	34,224
Contract loss reserves	16,844	12,362
Other accrued liabilities	182,195	153,809

TOTAL CURRENT LIABILITIES	381,420	320,228
LONG-TERM DEBT, excluding current installments
Senior debt	282,271	411,543
Senior subordinated notes	400,077	200,089
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	144,107	113,354
DEFERRED INCOME TAXES	63,403	80,419
OTHER LONG-TERM LIABILITIES	4,695	3,334

TOTAL LIABILITIES	1,275,973	1,128,967

SHAREHOLDERS’ EQUITY
Common stock	48,605	48,605
Other shareholders’ equity	914,208	828,607

TOTAL SHAREHOLDERS’ EQUITY	962,813	877,212

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,238,786	$2,006,179

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(dollars in thousands, except per share data)	2008	2007	2008	2007

NET SALES	$496,575	$403,789	$1,411,820	$1,144,684
COST OF SALES	338,084	261,922	956,064	753,646

GROSS PROFIT	158,491	141,867	455,756	391,038

Research and development	30,518	28,299	80,686	76,192
Selling, general and administrative	75,413	68,566	219,634	186,061
Interest	9,121	8,348	28,056	20,415
Other	(729)	909	(1,746)	985

EARNINGS BEFORE INCOME TAXES	44,168	35,745	129,126	107,385

INCOME TAXES	13,057	10,169	41,712	33,258

NET EARNINGS	$31,111	$25,576	$87,414	$74,127

NET EARNINGS PER SHARE
Basic	$.73	$.60	$2.05	$1.75
Diluted	.72	.59	2.02	1.72

AVERAGE COMMON SHARES OUTSTANDING
Basic	42,646,335	42,476,094	42,577,639	42,405,088
Diluted	43,248,903	43,225,110	43,249,953	43,114,907

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 28,	June 30,
(dollars in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$87,414	$74,127
Adjustments to reconcile net earnings to net cash (used) provided by operating activities:
Depreciation	35,252	29,640
Amortization	11,471	8,264
Provisions for non-cash losses on contracts, inventories and receivables	23,308	15,870
Equity-based compensation expense	3,694	2,730
Other	(2,389)	(2,918)
Changes in assets and liabilities (using) providing cash, excluding the effects of acquisitions:
Receivables	(80,961)	(50,514)
Inventories	(59,786)	(49,304)
Customer advances	7,165	(1,178)
Other assets and liabilities	30,394	(19,419)

NET CASH PROVIDED BY OPERATING ACTIVITIES	55,562	7,298

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(22,354)	(89,656)
Investment in LTi REEnergy Gmbh	(28,114)	—
Purchase of property, plant and equipment	(68,526)	(78,255)
Other	(1,110)	2,128

NET CASH USED BY INVESTING ACTIVITIES	(120,104)	(165,783)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	1,142	(12,538)
Net (repayments of) proceeds from revolving lines of credit	(131,500)	193,000
Proceeds from long-term debt	—	649
Payments on long-term debt	(4,137)	(28,625)
Net proceeds from issuance of senior subordinated notes	196,414	—
Excess tax benefits from equity-based payment arrangements	878	1,146
Other	(2,679)	3,067

NET CASH PROVIDED BY FINANCING ACTIVITIES	60,118	156,699

Effect of exchange rate changes on cash	5,660	2,671

INCREASE IN CASH AND CASH EQUIVALENTS	1,236	885
Cash and cash equivalents at beginning of period	83,856	57,821

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,092	$58,706

CASH PAID FOR:
Interest	$25,923	$15,427
Income taxes, net of refunds	34,019	31,817

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Notes to Consolidated Condensed Financial Statements
Nine Months Ended June 28, 2008
(Unaudited)
(dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended June 28, 2008 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 29, 2007. All references to years in these financial statements are to fiscal years.
Note 2 — Acquisitions
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On May 2, 2008, we acquired CSA Engineering Inc. The purchase price, net of cash acquired, was $15,248. We paid $13,248 in cash, which was financed with credit facility borrowings, and issued $2,000 of unsecured notes payable June 30, 2009. CSA designs and supplies systems for vibration suppression, precision motion control and dynamic testing of structures for the aerospace and defense markets. CSA’s specialized applications include satellite payload isolation systems, ground based test systems for space and missile hardware, tuned mass dampers for vibration control and a jitter reduction control system for the Airborne Laser optical bench. Sales in the most recent calendar year were approximately $14,000. The acquisition is included as part of our Space and Defense Controls segment.
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
On September 12, 2007, we acquired QuickSet International, Inc. The purchase price, net of cash acquired, was $41,114, which was financed with credit facility borrowings. QuickSet is a manufacturer of precision positioning systems and pan and tilt mechanisms. QuickSet’s products are used to position surveillance cameras, thermal imagers, sensors and communication antennae for military, homeland defense and commercial surveillance for securing national borders, commercial ports, strategic missile silos and military protection systems. This acquisition is principally included as part of our Space and Defense Controls segment and will contribute to growth in our defense controls market and accelerate our business development in homeland security. Annual sales for the twelve months preceding the acquisition were approximately $22,000. During 2008, we completed our purchase price allocation for the acquisition and, as a result, goodwill increased by $2,300 and intangible assets decreased by $2,081.
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
Our purchase price allocations are substantially complete with the exception of CSA and PRIZM. CSA’s purchase price allocation is based on preliminary estimates of fair values of assets acquired and liabilities assumed. The estimates for PRIZM are substantially complete with the exception of inventory and other current liabilities.

Note 3 — Equity Investment
On June 4, 2008, we acquired a 40% ownership in LTi REEnergy GmbH for cash of $28,114. LTi REEnergy specializes in the design and manufacture of servo controllers as well as complete drive systems for electric rotor blade controls for wind turbines. Annual sales for the twelve months preceding the transaction were approximately $85,000. We are accounting for this investment using the equity method of accounting with our net investment reflected in other assets on the balance sheet. We expect to acquire the remaining 60% of the company in June 2009 subject to conventional conditions of closing. Our 40% share of any net earnings or loss of LTi REEnergy are included in the operating results of our Industrial Systems segment and were not material to the financial statements.
Note 4 — Equity-Based Compensation
We have equity-based compensation plans that authorize the issuance of equity-based awards for shares of Class A common stock to directors, officers and key employees. Equity-based compensation grants are designed to reward long-term contributions to Moog and provide incentives for recipients to remain with Moog.
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
Equity-based compensation expense is based on share-based payment awards that are ultimately expected to vest. Vesting requirements vary for directors, officers and key employees. In general, options granted to outside directors vest one year from the date of grant, options granted to officers vest on various schedules, options granted to key employees vest in equal annual increments over a five-year period from the date of grant and SARs granted to officers and key employees vest in equal annual installments over a three-year period from the date of grant.
Note 5 — Inventories

	June 28,	September 29,
	2008	2007

Raw materials and purchased parts	$152,256	$121,622
Work in progress	205,859	183,810
Finished goods	57,848	53,818

Total	$415,963	$359,250

Note 6 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended June 28, 2008 are as follows:

	Balance as of	Current	Adjustment	Foreign	Balance as of
	September 29,	Year	To Prior Year	Currency	June 28,
	2007	Acquisitions	Acquisitions	Translation	2008

Aircraft Controls	$103,898	$—	$—	$115	$104,013
Space and Defense Controls	67,546	12,128	2,162	—	81,836
Industrial Systems	101,465	—	138	5,789	107,392
Components	153,442	8,023	197	(548)	161,114
Medical Devices	112,082	—	388	—	112,470

Total	$538,433	$20,151	$2,885	$5,356	$566,825

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
Amortization of acquired intangible assets was $3,399 and $10,588 for the three and nine months ended June 28, 2008 and was $3,037 and $7,339 for the three and nine months ended June 30, 2007, respectively. Based on acquired intangible assets recorded at June 28, 2008, amortization is expected to be $14,044 in 2008, $12,890 in 2009, $12,576 in 2010, $12,316 in 2011 and $11,640 in 2012. The gross carrying amount and accumulated amortization for major categories of acquired intangible assets are as follows:

	June 28, 2008		September 29, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer-related	$68,114	$(21,947)	$64,556	$(15,181)
Technology-related	33,461	(9,710)	30,560	(6,482)
Marketing-related	16,806	(8,217)	15,229	(7,031)
Artistic-related	25	(17)	25	(15)

Acquired intangible assets	$118,406	$(39,891)	$110,370	$(28,709)

Note 7 — Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Warranty accrual at beginning of period	$9,113	$6,720	$7,123	$5,968
Additions from acquisitions	—	—	100	159
Warranties issued during current period	2,546	1,949	6,345	5,545
Reductions for settling warranties	(1,428)	(1,363)	(3,757)	(4,498)
Foreign currency translation	220	(25)	640	107

Warranty accrual at end of period	$10,451	$7,281	$10,451	$7,281

Note 8 — Derivative Financial Instruments
We have foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize the foreign currency exposure, we have foreign currency forwards with notional amounts of $12,233. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At June 28, 2008, the fair value of the foreign currency forwards was a $374 asset, which was included in other current assets. At September 29, 2007, the fair value of the foreign currency forwards was a $1,047 liability, which was included in other accrued liabilities.

We use derivative financial instruments to manage the risk associated with changes in interest rates associated with long-term debt that affect the amount of future interest payments under our U.S. credit facility. During the first nine months of 2008, we entered into interest rate swaps with notional amounts totaling $75,000. Based on the applicable margin at June 28, 2008, the interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 5.6% through their maturities in 2010, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin. Activity in Accumulated Other Comprehensive Income (AOCI) related to derivatives held by us during the first nine months of 2008 is summarized below:

	Pre-Tax	Income	After-Tax
	Amount	Tax	Amount

Balance at September 29, 2007	$—	$—	$—
Net decrease in fair value of derivatives	(1,114)	429	(685)
Net reclassification from AOCI into earnings	227	(88)	139

Accumulated loss at June 28, 2008	$887	$341	$546

To the extent that the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2008 or 2007. At June 28, 2008, the fair value of interest rate swaps was a net $1,037 liability, most of which is included in other accrued liabilities and other long-term liabilities.
Note 9 — Indebtedness
On June 2, 2008, we completed the sale of $200,000 aggregate principal amount of senior subordinated notes due June 15, 2018 with a coupon interest rate of 7 1/4%, with interest paid semiannually on June 15 and December 15 of each year. The net proceeds of $196,414 were used to repay indebtedness under our bank credit facility, thereby increasing the unused portion of the credit facility.
On March 14, 2008, we amended our U.S. credit facility. Previously our credit facility consisted of a $600,000 revolver, which matured on October 25, 2011. Our new revolving credit facility, which matures on March 14, 2013, increased our borrowing capacity to $750,000.
Note 10 — Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Service cost	$4,029	$3,778	$12,258	$11,292
Interest cost	5,952	5,207	17,671	15,619
Expected return on plan assets	(7,608)	(6,374)	(22,514)	(19,120)
Amortization of prior service cost	222	262	752	820
Amortization of actuarial loss	855	1,133	2,235	3,399
Curtailment loss	—	—	70	—

Pension expense for defined benefit plans	3,450	4,006	10,472	12,010
Pension expense for defined contribution plans	1,102	470	1,830	1,099

Total pension expense for U.S. plans	$4,552	$4,476	$12,302	$13,109

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Service cost	$1,011	$949	$2,976	$2,792
Interest cost	1,488	1,255	4,379	3,688
Expected return on plan assets	(922)	(732)	(2,753)	(2,156)
Amortization of prior service credit	(10)	(9)	(30)	(27)
Amortization of actuarial loss	81	211	247	622

Pension expense for defined benefit plans	1,648	1,674	4,819	4,919
Pension expense for defined contribution plans	449	472	1,360	1,253

Total pension expense for non-U.S. plans	$2,097	$2,146	$6,179	$6,172

During the nine months ended June 28, 2008, we made contributions to our defined benefit pension plans of $164 to the U.S. plans and $3,980 to the non-U.S. plans. We do not anticipate contributing any additional amounts to the U.S. plans in 2008 but do anticipate contributing an additional $1,200 to the non-U.S. plans in the fourth quarter of 2008.
Effective January 1, 2008, our U.S. defined benefit pension plan was amended to freeze enrollment of new entrants. All new employees hired on or after January 1, 2008 are not eligible to participate in the pension plan and, instead, we make contributions for those employees to an employee-directed investment fund in the Moog Inc. Retirement Savings Plan (RSP), formerly known as the Moog Inc. Savings and Stock Ownership Plan (SSOP). The Company’s contributions are based on a percentage of the employee’s eligible compensation and age. These contributions are in addition to the employer match on voluntary employee contributions.
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
Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Service cost	$106	$100	$320	$301
Interest cost	313	301	937	903
Amortization of transition obligation	99	98	296	295
Amortization of prior service cost	72	72	215	215
Amortization of actuarial loss	111	131	335	391

Net periodic post-retirement benefit cost	$701	$702	$2,103	$2,105

Note 11 — Shareholders’ Equity
The changes in shareholders’ equity for the nine months ended June 28, 2008 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning of period	$48,605	40,739,556	7,865,157
Conversion of Class B to Class A		21,800	(21,800)

End of period	48,605	40,761,356	7,843,357

ADDITIONAL PAID-IN CAPITAL
Beginning of period	301,778
Equity-based compensation expense	3,694
Issuance of Treasury shares at more than cost	3,525
Income tax effect of equity-based compensation	1,003
Adjustment to market — SECT	(3,069)

End of period	306,931

RETAINED EARNINGS
Beginning of period	570,063
Net earnings	87,414
Adjustment for adoption of FIN 48	(546)

End of period	656,931

TREASURY STOCK
Beginning of period	(39,873)	(2,411,825)	(3,305,971)
Issuance of treasury shares	1,787	335,029	—
Purchase of treasury shares	(2,675)	(59,908)	—

End of period	(40,761)	(2,136,704)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(15,928)	—	(361,836)
Issuance of shares	941	—	21,527
Purchases of shares	(6,257)	—	(140,519)
Adjustment to market — SECT	3,069	—	—

End of period	(18,175)	—	(480,828)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	12,567
Foreign currency translation adjustment	22,793
Retirement liability adjustment	2,404
Pension curtailment and remeasurement impact	(27,936)
Increase in accumulated loss on derivatives	(546)

End of period	9,282

TOTAL SHAREHOLDERS’ EQUITY	$962,813	38,624,652	4,056,558

Note 12 — Stock Employee Compensation Trust
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
Note 13 — Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Weighted-average shares outstanding — Basic	42,646,335	42,476,094	42,577,639	42,405,088
Dilutive effect of equity based awards	602,568	749,016	672,314	709,819

Weighted-average shares outstanding — Diluted	43,248,903	43,225,110	43,249,953	43,114,907

Note 14 — Comprehensive Income
The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net earnings	$31,111	$25,576	$87,414	$74,127
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,798)	3,552	22,793	13,325
Retirement liability adjustment, net of tax of $499 and $1,497, respectively	856	—	2,404	—
Pension curtailment and remeasurement, net of tax of $17,496	—	—	(27,936)	—
Increase in accumulated loss on derivatives	745	—	(546)	(86)

Comprehensive income	$29,914	$29,128	$84,129	$87,366

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	June 28,	September 29,
	2008	2007

Cumulative foreign currency translation adjustment	$70,442	$47,649
Accumulated retirement liability adjustments	(60,614)	(35,082)
Accumulated loss on derivatives	(546)	—

Accumulated other comprehensive income	$9,282	$12,567

Note 15 — Segment Information
Below are sales and operating profit by segment for the three and nine months ended June 28, 2008 and June 30, 2007 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales:
Aircraft Controls	$175,384	$149,801	$496,581	$426,294
Space and Defense Controls	63,456	47,835	190,889	138,700
Industrial Systems	142,854	111,694	395,763	324,757
Components	87,276	72,764	251,104	210,514
Medical Devices	27,605	21,695	77,483	44,419

Net sales	$496,575	$403,789	$1,411,820	$1,144,684

Operating profit and margins:
Aircraft Controls	$12,187	$15,825	$41,530	$43,705
	6.9%	10.6%	8.4%	10.3%
Space and Defense Controls	7,455	6,163	23,298	18,663
	11.7%	12.9%	12.2%	13.5%
Industrial Systems	20,582	15,395	56,759	43,673
	14.4%	13.8%	14.3%	13.4%
Components	15,151	10,877	44,571	33,831
	17.4%	14.9%	17.8%	16.1%
Medical Devices	2,978	829	6,914	4,112
	10.8%	3.8%	8.9%	9.3%

Total operating profit	58,353	49,089	173,072	143,984
	11.8%	12.2%	12.3%	12.6%

Deductions from operating profit:
Interest expense	9,121	8,348	28,056	20,415
Equity-based compensation expense	1,384	530	3,694	2,730
Corporate expenses and other	3,680	4,466	12,196	13,454

Earnings before income taxes	$44,168	$35,745	$129,126	$107,385

Note 16 — Recent Accounting Pronouncements
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
The amount of unrecognized tax benefits as of September 30, 2007 was $1,264. At June 28, 2008, the balance of unrecognized tax benefits increased to $6,938, which, if ultimately recognized will reduce our annual effective tax rate. The increase from the beginning of the year is the result of a $2,550 increase related to the reclassification of liabilities recorded in prior periods and $3,124 of additional expense recorded.
We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005. The statute of limitations in several jurisdictions will expire in the next twelve months and we have unrecognized tax benefits of $1,719, which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
We accrue interest and penalties related to unrecognized tax benefits to income tax expense for all periods presented. We have accrued $188 for the payment of interest and penalties at September 30, 2007. We have accrued an additional $553 of interest for the nine months ended June 28, 2008 and have $741 of accrued interest and penalties at June 28, 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No.157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No.157 but we do not expect it will have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 but we do not expect it will have a material impact on our consolidated financial statements.
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
OVERVIEW
We are a worldwide designer, manufacturer and integrator of high performance precision motion and fluid controls, and control systems for a broad range of applications in aerospace, defense, industrial and medical markets. Our aerospace and defense products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles, controls for gun aiming, stabilization and automatic ammunition loading for armored combat vehicles, and homeland security products. Our industrial products are used in a wide range of applications, including injection molding machines, pilot training simulators, power generation, material and automotive testing, metal forming, heavy industry and oil exploration. Our medical products include infusion therapy pumps, enteral clinical nutrition pumps, slip rings used on CT scanners and motors used in sleep apnea devices. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina, Pennsylvania, Ohio and Illinois, and in Germany, England, Italy, Japan, the Philippines, Ireland and India.
We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls and represent approximately one-third of our sales. We recognize revenue on these contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity.
We concentrate on providing our customers with products designed and manufactured to the highest quality standards. In achieving a leadership position in the high performance, precision controls market, we have capitalized on our strengths, which include:
•	superior technical competence and customer intimacy,

•	customer diversity and broad product portfolio,

•	well-established international presence serving customers worldwide,

•	proven ability to successfully integrate acquisitions, and

•	conservative capital structure and solid financial performance.
We intend to increase our revenue base and improve our profitability and cash flows from operations by building on our market leadership positions, by strengthening our niche market positions in the principal markets that we serve and by extending our participation on the platforms we supply by providing more systems solutions. We also expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence. Our strategy to achieve our objectives includes:
•	maintaining our technological excellence by building upon our systems integration capabilities while solving our customers’ most demanding technical problems,

•	taking advantage of our global capabilities,

•	growing our profitable aftermarket business,

•	capitalizing on strategic opportunities,

•	entering and developing new markets, and

•	striving for continuing cost improvements.
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
On May 2, 2008, we acquired CSA Engineering Inc. The purchase price, net of cash acquired, was $15.2 million. We paid $13.2 million in cash, which was financed with credit facility borrowings, and issued $2.0 million of unsecured notes payable June 30, 2009. CSA designs and supplies systems for vibration suppression, precision motion control and dynamic testing of structures for the aerospace and defense markets. CSA’s specialized applications include satellite payload isolation systems, ground based test systems for space and missile hardware, tuned mass dampers for vibration control and a jitter reduction control system for the Airborne Laser optical bench. Sales in the most recent calendar year were $14.0 million. The acquisition is included as part of our Space and Defense Controls segment.

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
Our purchase price allocations are substantially complete with the exception of CSA and PRIZM. CSA’s purchase price allocation is based on preliminary estimates of fair values of assets acquired and liabilities assumed. The estimates for PRIZM are substantially complete with the exception of inventory and other current liabilities.
Equity Investment
On June 4, 2008, we acquired a 40% ownership in LTi REEnergy GmbH for cash of $28.1 million. LTi REEnergy specializes in the design and manufacture of servo controllers as well as complete drive systems for electric rotor blade controls for wind turbines. Annual sales for the twelve months preceding the transaction were approximately $85 million. We are accounting for this investment using the equity method of accounting with our net investment reflected in other assets on the balance sheet. We expect to acquire the remaining 60% of the company in June 2009 subject to conventional conditions of closing. Our 40% share of any net earnings or loss of LTi REEnergy are included in the operating results of our Industrial Systems segment and were not material to the financial statements.
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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No.157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 but we do not expect it will have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 but we do not expect it will have a material impact on our consolidated financial statements.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(dollars in millions)	2008	2007	2008	2007

Net sales	$496.6	$403.8	$1,411.8	$1,144.7
Gross margin	31.9%	35.1%	32.3%	34.2%
Research and development expenses	$30.5	$28.3	$80.7	$76.2
Selling, general and administrative expenses as a percentage of sales	15.2%	17.0%	15.6%	16.3%
Interest expense	$9.1	$8.3	$28.1	$20.4
Effective tax rate	29.6%	28.4%	32.3%	31.0%
Net earnings	$31.1	$25.6	$87.4	$74.1

Net sales increased $93 million, or 23%, in the third quarter of 2008 over the third quarter of 2007 and $267 million, or 23%, for the first nine months of the year. Recent acquisitions contributed $20 million of the incremental sales in the third quarter of 2008 and $100 million for the first nine months of 2008.
Our gross margin was lower in the third quarter of 2008 compared to 2007. Our gross margin was affected by additions to contract loss reserves, which were $5 million higher in the third quarter of 2008 compared to the third quarter of 2007, primarily related to a loss reserve in our Aircraft Controls segment. We experienced a favorable product mix in the third quarter of 2007 in our Aircraft Controls and Space and Defense Controls segments. In addition, our Aircraft Controls margins were lower in this quarter as a greater proportion of that business came from the cost-plus F-35 Joint Strike Fighter program.
Our gross margin was also lower for the first nine months of 2008 compared to 2007, due to product mix. Our Aircraft Controls margins were lower in 2008 as a greater proportion of that business was on the F-35 program. Our gross margin was also affected by additions to contract loss reserves, which were $5 million higher in the first nine months of 2008 compared to 2007, primarily related to a loss reserve in our Space and Defense Controls segment. Also impacting our gross margin for the first nine months of 2008 were charges for purchase accounting from recent acquisitions. These charges were $3 million higher in 2008 compared to 2007.
Research and development expenses increased in the third quarter of 2008 and the first nine months of 2008 compared to the same periods of 2007. The higher level of research and development expenses in the third quarter was a result of development activities on a number of aircraft initiatives that increased, offset by an expected decline on the Boeing 787 program. The higher level of expenses for the first nine months is mostly associated with our Industrial Systems segment and the ZEVEX acquisition in our Medical Devices segment.
Selling, general and administrative expenses as a percentage of sales were down in both the third quarter and the first nine months of 2008, compared to the same periods last year as we continue to gain efficiencies associated with our higher sales volume and as a result of significant bid and proposal efforts, including work on the Airbus A350, incurred in 2007.
Interest expense was higher in the third quarter of 2008 compared to the same period of 2007 as a of result of higher debt levels, mostly associated with our acquisitions. Partially offsetting the effect of higher debt levels in the third quarter was a reduction in interest rates. Interest expense was higher in the first nine months of 2008 compared to the same period of 2007 as a result of higher debt levels. Higher debt levels associated with our acquisitions accounted for approximately one-half of the increase while borrowings to fund working capital requirements and capital expenditures accounted for the other half.
The effective tax rate for the third quarter and the first nine months of 2008 was higher compared to the same periods for 2007. This was due to additional 2008 tax accruals associated with foreign operations.
Net earnings increased 22% and 18% in the third quarter and first nine months of 2008, respectively, and diluted earnings per share increased 22% and 17% in the third quarter and first nine months of 2008, respectively.
2008 Outlook — We expect sales in 2008 to increase by 21% to approximately $1.887 billion with contributions coming from all segments. We expect margins to be 12.3% in 2008, which is slightly lower than in 2007. We expect our operating margins to increase in Components and Industrial Systems but decline in Aircraft Controls, Space and Defense and Medical Devices as a result of product mix changes and contract loss reserves. We expect net earnings to increase to $119 million and diluted earnings per share to increase by 18% to $2.75.
2009 Outlook — We expect sales in 2009 to increase by a range of 11% to 13% to approximately $2.1 billion with increases in each of our segments. Sales are expected to increase between $112 million and $132 million in Industrial Systems, $36 million in Components, between $28 million and $38 million in Aircraft Controls, $17 million in Space and Defense Controls and $15 million in Medical Devices over 2008. We expect operating margins to be approximately 12.2% in 2009 compared to 12.3% in 2008. We expect operating margins to increase in Medical Devices and Aircraft Controls, maintain their level in Industrial Systems and decline in Components and Space and Defense Controls. We expect net earnings to increase to between $134 million and $140 million. We expect diluted earnings per share to increase by a range of 12% to 16% to between $3.08 and $3.20.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note 15 of the Notes to Consolidated Condensed Financial Statements included in this report.
Aircraft Controls

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(dollars in millions)	2008	2007	2008	2007

Net sales — military aircraft	$108.2	$81.8	$296.9	$237.7
Net sales — commercial aircraft	67.2	68.0	199.7	188.6

	$175.4	$149.8	$496.6	$426.3
Operating profit	$12.2	$15.8	$41.5	$43.7
Operating margin	6.9%	10.6%	8.4%	10.3%
Backlog			$346.9	$304.6

Net sales in Aircraft Controls increased $26 million, or 17%, in the third quarter of 2008. Military aircraft sales increased $26 million. Sales increased $14 million on the F-35 program primarily due to increased activity on the design, development and building of hardware and, to a lesser extent, a profit rate adjustment for having achieved certain weight objectives. Military aftermarket sales increased $8 million in the quarter and the V-22 Osprey production program increased $5 million. Commercial aircraft sales were relatively unchanged from the third quarter of 2007 as a $6 million sales increase in business jets was offset by a $5 million decline in sales to Boeing on the 7-series, including the 787 program, and a $2 million decline in aftermarket sales.
Net sales in Aircraft Controls increased $70 million, or 16%, in the first nine months of 2008 compared to 2007. Military aircraft sales increased $59 million, or 25%. Sales increased $32 million on the F-35 program, $14 million in aftermarket and production programs including $7 million for the V-22 Osprey and $6 million for the Black Hawk helicopter. Commercial aircraft sales increased $11 million, or 6%, in the first nine months of 2008 compared to last year, primarily related to a $15 million increase in business jets, offset by $3 million in lower sales to Boeing and a $2 million decline in aftermarket sales.
Our operating margin was lower in the third quarter and the first nine months of 2008 compared to 2007 as a greater proportion of sales in the quarter and first nine months came from the cost-plus F-35 program. In addition, we established a loss reserve of $2 million in the third quarter of 2008 on our Boeing business related to delays in Boeing’s schedule on 787 production and increased costs of certain purchased critical components. Partially offsetting those effects was a decline in research and development costs as a percentage of sales in the quarter and first nine months and lower bid and proposal costs, including work on the Airbus A350, which were incurred in the third quarter of 2007.
Twelve-month backlog for Aircraft Controls increased to $347 million at June 28, 2008 from $305 million at June 30, 2007 due to strong military orders.
2008 Outlook for Aircraft Controls — We expect sales in Aircraft Controls to increase 13% to $662 million in 2008. Military aircraft sales are expected to increase $69 million, or 21%, mainly due to increases on the F-35 program, aftermarket and the V-22 program. Commercial aircraft sales are expected to increase $6 million, or 2%, to $268 million, principally related to business jets. We expect our operating margin to be 8.6% in 2008 compared to 10.4% in 2007. This decline is primarily a result of product mix shift to programs with lower margins.
2009 Outlook for Aircraft Controls — We expect sales in Aircraft Controls to increase between 4% and 6% to between $690 million and $700 million in 2009. Military aircraft sales are expected to increase 3% to $407 million mainly due to increases in military aftermarket, offset by a decline in the F-35 program. Commercial aircraft sales are expected to increase between 6% and 9% to between $283 million and $293 million, principally related to Airbus and Boeing 787, offset by a reduction in commercial aftermarket. We expect our operating margin to be approximately 9.0% in 2009, an improvement from 8.6% expected in 2008, resulting mainly from product mix changes.

Space and Defense Controls

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(dollars in millions)	2008	2007	2008	2007

Net sales	$63.5	$47.8	$190.9	$138.7

Operating profit	$7.5	$6.2	$23.3	$18.7

Operating margin	11.7%	12.9%	12.2%	13.5%

Backlog			$149.2	$126.0

Net sales in Space and Defense Controls increased $16 million, or 33%, in the third quarter of 2008 compared to 2007. The increase resulted primarily from the acquisition of QuickSet, which contributed $12 million of incremental sales. QuickSet sales include $5 million on the Driver’s Vision Enhancer (DVE) program in the defense controls market, which offset a decline of $5 million on the Marine’s Light-Armored Vehicle (LAV-25) program from last year’s third quarter. QuickSet also contributed $6 million in sales of surveillance systems in our homeland security product line. The Constellation program, which includes work on the Ares I Crew Launch and Orion Crew Exploration vehicles and is replacing the Space Shuttle, generated $7 million in the quarter compared to less than $1 million a year ago.
Net sales in Space and Defense Controls increased $52 million, or 38%, in the first nine months of 2008 compared to 2007. The increase resulted primarily from the acquisition of QuickSet, which contributed $45 million of incremental sales. QuickSet sales include $28 million on the DVE program in the defense controls market, which more than offset a decline of $11 million on the Marine’s LAV-25 program. QuickSet also contributed $15 million in sales of surveillance systems in our homeland security product line. The Constellation program, which began in 2007, generated $17 million in the first nine months of 2008, which more than offset the $5 million decline on the Space Shuttle.
Our operating margin for Space and Defense Controls declined in the third quarter and first nine months of 2008. Additions to contract loss reserves were $1 million higher in the third quarter of 2008 compared to 2007 and $6 million higher in the first nine months of 2008 compared to 2007 as we established a $4 million loss reserve for thruster valves used on satellites in the second quarter of 2008. This impact was partially offset by strong margins on the DVE program.
The higher level of twelve-month backlog at June 28, 2008 compared to June 30, 2007 relates to orders for defense controls and homeland security products from the QuickSet acquisition and backlog from the recent CSA Engineering acquisition.
2008 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase 37% to $253 million in 2008. We expect increases in homeland security and defense controls largely as a result of the QuickSet acquisition. We also expect an increase on the Constellation program. We expect our operating margin in 2008 to be 11.9%, down from 13.1% in 2007, mostly as a result of the loss reserve on the satellite thruster valves.
2009 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase 7% to $270 million in 2009. We expect $20 million in revenue from our newest acquisition, CSA, a $13 million increase over 2008. We also expect increases in the Constellation program, launch vehicles, tactical missiles, naval applications and homeland security. We expect our operating margin in 2009 to decrease to 9.8%, down from 11.9% in 2008, as a result of a shift towards a larger portion of sales coming from lower margin cost-plus contracts.

Industrial Systems

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(dollars in millions)	2008	2007	2008	2007

Net sales	$142.9	$111.7	$395.8	$324.8

Operating profit	$20.6	$15.4	$56.8	$43.7

Operating margin	14.4%	13.8%	14.3%	13.4%

Backlog			$179.6	$138.8

Net sales in Industrial Systems increased $31 million, or 28%, in the third quarter of 2008 compared to 2007. Stronger foreign currencies, in particular the euro, compared to the U.S. dollar had a positive impact on sales, representing approximately 40% of the sales increase in the quarter. Sales were up in all of our major markets except specialized test equipment where some projects have been rescheduled for later delivery. Sales for the motion simulator business increased $10 million in the quarter as a result of very strong deliveries to CAE and Flight Safety. Sales in power generation increased $4 million in the quarter due to strong demand in Asia. Sales of controls for plastics making machinery, our largest industrial market, were up $3 million.
Net sales in Industrial Systems increased $71 million, or 22%, in the first nine months of 2008 compared to 2007. Stronger foreign currencies, in particular the euro, compared to the U.S. dollar had a positive impact on sales, representing 43% of the sales increase for the first nine months of the year. Sales were up in nearly all of our major markets including simulation, metal forming and presses, heavy industry, power generation and plastics making machinery. Sales in the motion simulator business grew $19 million for the first nine months as a result of very strong deliveries to CAE and Flight Safety. The metal forming market continues to grow as sales were up 37%, or $11 million, due to strong demand in Europe. Sales growth in heavy industry, which represents equipment used in steel mills, was $9 million, with increases coming mainly in China and Europe. We had an increase of $8 million in aftermarket. Sales in power generation increased $6 million for the year as a result of strong demand in Asia and sales of controls for plastics making machinery also increased $6 million.
Our operating margin for Industrial Systems improved in the third quarter and first nine months of 2008 over the comparable 2007 periods due to higher volume and operating efficiencies.
The higher level of twelve-month backlog for Industrial Systems at June 28, 2008 compared to June 30, 2007 primarily relates to orders in simulation markets.
2008 Outlook for Industrial Systems — We expect sales in Industrial Systems to increase 22% to $531 million in 2008. We expect sales growth in most of our major markets with the largest increases in simulation and metal forming and presses. We expect our operating margin to be 14.3% in 2008, an improvement over 13.2% in 2007, primarily due to the higher volume and operating efficiencies.
2009 Outlook for Industrial Systems — We expect sales in Industrial Systems to increase between 21% and 25% to an amount in the range of $643 million to $663 million in 2009. We expect sales growth in most of our major markets, however approximately one-half of the increase will come from power generation as we expect to complete the acquisition of LTi REEnergy later in the year. We expect our operating margin to be 14.2% in 2009, similar to the strong performance we expect in 2008.

Components

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(dollars in millions)	2008	2007	2008	2007

Net sales	$87.3	$72.8	$251.1	$210.5

Operating profit	$15.2	$10.9	$44.6	$33.8

Operating margin	17.4%	14.9%	17.8%	16.1%

Backlog			$185.5	$151.2

Net sales in Components increased $15 million, or 20%, in the third quarter of 2008 compared to 2007. We experienced improvements in every market. The acquisitions of Thermal Control Products, Techtron and PRIZM contributed $4 million of the sales increase in the quarter. Aircraft sales increased $5 million primarily on the Guardian program, a system designed to protect aircraft from shoulder-fired missiles. Sales of space and defense controls were up $3 million from components supplied for the Future Combat System, the Abrams Tank, the Commander’s Independent Viewer for the Bradley fighting vehicle and the Stryker Mobile Gun System. Industrial sales increased $3 million, largely a result of the Thermal Control Products and Techtron acquisitions. Marine sales increased $3 million, much of which is from the PRIZM acquisition, mostly for equipment used on undersea robots by a broad range of customers.
Net sales in Components increased $41 million, or 19%, in the first nine months of 2008 compared to 2007. We experienced improvements in every market. One-quarter of the sales increase came from the recent acquisitions. Marine sales increased $10 million for the first nine months as the high price of oil drives demand. Marine sales were also helped by the PRIZM acquisition. Aircraft sales increased $10 million in the first nine months of 2008 due primarily to the Guardian program. Sales of space and defense controls were up $9 million. Industrial sales increased $9 million, largely a result of the Thermal Control Products and Techtron acquisitions.
Our operating margin improved in both the third quarter and first nine months of 2008 relative to 2007 primarily as a result of sales volume.
The higher level of twelve-month backlog at June 28, 2008 compared to June 30, 2007 primarily relates to increased orders for military aircraft programs.
2008 Outlook for Components — We expect sales in Components to increase 19% to $338 million in 2008, with increases in every market. We expect our operating margin to be 17.7% in 2008, an improvement over the 15.7% level we achieved in 2007, primarily as a result of the sales volume increases.
2009 Outlook for Components — We expect sales in Components to increase 11% to $374 million in 2009. We expect sales increases to come from nearly every market with the largest increase coming from aircraft sales, which is primarily driven by the Guardian program. Other increases are expected to come almost equally from space and defense markets, marine markets and industrial markets. We expect our operating margin to decline to 16.5% in 2009 primarily as a result of product mix changes.

Medical Devices

	Three Months Ended		Nine Months Ended
	June 28,	June 30,	June 28,	June 30,
(dollars in millions)	2008	2007	2008	2007

Net sales	$27.6	$21.7	$77.5	$44.4

Operating profit	$3.0	$.8	$6.9	$4.1

Operating margin	10.8%	3.8%	8.9%	9.3%

Backlog			$12.2	$10.4

Net sales in Medical Devices increased $6 million, or 27%, in the third quarter of 2008 compared to 2007. Sales for administration sets were $3 million, or 42%, higher in the quarter. Sales of sensors and hand pieces increased $3 million, or 74%, in the quarter, primarily for ultrasonic hand pieces used in cataract surgery. Pump sales remained relatively unchanged from the same period a year ago.
Net sales in Medical Devices increased $33 million, or 74%, for the first nine months of 2008 compared to 2007. The acquisition of ZEVEX late in the second quarter of 2007 expanded this segment. ZEVEX contributed $54 million of sales for the first nine months of 2008, but only $16 million in the first nine months of 2007. The incremental sales from the Zevex acquisition were partially offset by decreased sales of intravenous and disposable pumps.
Our operating margin improved in the third quarter of 2008 relative to 2007 primarily as a result of sales volume. The decrease in our operating margin for the first nine months of 2008 relative to 2007 is attributable to both the product mix and sales volume of certain products. In the first nine months of 2008 compared to the same periods of 2007, we had lower sales of higher margin intravenous pumps. The ZEVEX acquisition also impacted the product mix with sales of lower margin enteral pumps and the administration sets used with them.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2008 Outlook for Medical Devices — We expect sales in Medical Devices to be $103 million in 2008, including a full year of ZEVEX sales. We expect our operating margin to decline to 9.2% in 2008 from 10.2% in 2007, primarily as a result of product mix changes.
2009 Outlook for Medical Devices — We expect sales in Medical Devices to increase 15% to $118 million in 2009 with most of the increase from administration sets, while pump sales are expected to be stable. We expect our operating margin to increase to 11.4% as a result of sales volume increases and operating efficiencies.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
	June 28,	June 30,
(dollars in millions)	2008	2007

Net cash provided (used) by:

Operating activities	$55.6	$7.3

Investing activities	(120.1)	(165.8)

Financing activities	60.1	156.7

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities increased in the first nine months of 2008 compared to 2007. This increase relates to $27 million of lower pension contributions in 2008, increased earnings and customer advances received in the third quarter of 2008. We continue to closely monitor the use of cash from greater working capital requirements, especially increased receivables and inventories to support the growth of our operations. The increase in receivables is also influenced by our increased work on commercial aircraft programs such as the Boeing 787 and business jets where we typically do not benefit from progress payments as work progresses, unlike some of our military programs.
Investing activities
Net cash used by investing activities in the first nine months of 2008 consisted principally of $68 million for capital expenditures, the $28 million investment in 40% of LTi REEnergy and $22 million towards the acquisitions of PRIZM and CSA Engineering. Net cash used by investing activities in the first nine months of 2007 consisted principally of $82 million, net of cash acquired, for the acquisition of ZEVEX, $7 million for other acquisitions and $78 million of capital expenditures.
Based on the growth of our core businesses, our capital expenditures in 2008 will approximate $95 million.
Financing activities
Net cash provided by financing activities in the first nine months of 2008 reflects the June 2008 sale of $200 million aggregate principal amount of senior subordinated notes due 2018 with a coupon interest rate of 7 1/4%, with interest paid semiannually. We used the net proceeds to repay indebtedness under our U.S. credit facility. We have also used our U.S. credit facility for increased working capital requirements to fund our sales growth, capital expenditures and the acquisitions of PRIZM and CSA Engineering. Net cash provided by financing activities in the first nine months of 2007 primarily reflects the use of our U.S. credit facility to fund the ZEVEX acquisition in March 2007 and to fund our working capital requirements and capital expenditures, partially offset by the payment of the $12 million note for the Curlin Medical acquisition.
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
On March 14, 2008, we amended our U.S. credit facility. Previously our credit facility consisted of a $600 million revolver, which matured on October 25, 2011. Our new revolving credit facility, which matures on March 14, 2013, increased our borrowing capacity to $750 million. The new revolving credit facility had an outstanding balance of $270 million at June 28, 2008. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 150 basis points at June 28, 2008. The credit facility is secured by substantially all of our U.S. assets.
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
We are required to obtain the consent of lenders of the U.S. credit facility before raising significant additional debt financing. In recent years, we have demonstrated our ability to secure consents to access debt markets, as demonstrated most recently by our June 2, 2008 sale of $200 million aggregate principal amount of senior subordinated notes. We have also been successful in accessing capital markets and have shown strong, consistent financial performance. We believe that we will be able to obtain additional debt or equity financing as needed.
At June 28, 2008, we had $514 million of unused borrowing capacity, including $466 million from the U.S. credit facility after considering standby letters of credit.
Net debt to capitalization was 39% at June 28, 2008 and 38% at September 29, 2007.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet our operating needs.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense, industrial and medical markets. Our aerospace and defense markets are affected by market conditions and program funding levels, while our industrial markets are influenced by general capital investment trends. Our medical markets are influenced by population demographics, medical advances and patient demand. A common factor throughout our markets is the continuing demand for technologically advanced products.
Aerospace and Defense
Approximately 59% of our 2007 sales were generated in aerospace and defense markets. The military aircraft market is dependent on military spending for development and production programs. Production programs are typically long-term in nature, offering greater predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the F-35 Joint Strike Fighter, F/A-18E/F Super Hornet and V-22 Osprey. The large installed base of our products leads to attractive aftermarket sales and service opportunities. Aftermarket revenues are expected to continue to grow due to a number of scheduled military retrofit programs and increased flight hours resulting from increased military commitments.
The commercial OEM market has historically exhibited cyclical swings and sensitivity to economic conditions, while the aftermarket, which is driven by usage of the existing aircraft fleet, has proven to be more stable. Higher aircraft utilization rates result in the need for increased maintenance and spare parts and enhance aftermarket sales. Boeing and Airbus have increased production over the last several years as air traffic volume has grown.
The military and government space market is primarily dependent on the authorized levels of funding for satellite communications. Government spending on military satellites has risen in recent years as the military’s need for improved intelligence gathering has increased. The commercial space market is comprised of large satellite customers, traditionally telecommunications companies. Trends for this market, as well as for commercial launch vehicles, follow the telecommunications companies’ need for increased capacity and the satellite replacement lifecycle of 7-10 years. Our position on NASA’s Constellation Program for the exploration of the Moon and possibly Mars holds the potential to be a long-run production program.
The tactical missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. Our homeland security product line is dependent on government funding at federal and local levels, as well as private sector demand.
Industrial
Approximately 33% of our 2007 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. Based on the high degree of sophistication of our products and the niche markets we serve globally, we believe our business is not overly sensitive to fluctuations in general macro-economic industrial trends. Our opportunities for growth include:
•	demand in China to support its economic growth, particularly in power generation and steel manufacturing markets,

•	global automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities,

•	steel manufacturers seeking to reduce energy costs,

•	increasing demand for aircraft training simulators, and

•	the need for precision controls on plastics injection molding machines.
Medical
Approximately 8% of our 2007 sales were generated in medical markets. The medical markets we serve are influenced by population demographics, medical advances, patient demands and the need for precision control components and systems. Advances in medical technology and medical treatments have had the effect of extending the average life span, in turn resulting in greater need for medical services. These same technology and treatment advances also drive increased demand from the general population as a means to improve quality of life. Greater access to medical insurance, whether through government funded health care plans or private insurance, also increases the demand for medical services.
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2007 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During the first nine months of 2008, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars contributed $42 million to the sales increase over the same period one year ago. During 2007, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $29 million compared to 2006.

Cautionary Statement
Information included herein or incorporated by reference that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include:
•	fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products, industrial capital goods and medical devices,

•	our dependence on government contracts that may not be fully funded or may be terminated,

•	our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales,

•	delays by our customers in the timing of introducing new products, which may affect our earnings and cash flow,

•	the possibility that the demand for our products may be reduced if we are unable to adapt to technological change,

•	intense competition which may require us to lower prices or offer more favorable terms of sale,

•	our significant indebtedness which could limit our operational and financial flexibility,

•	the possibility that new product and research and development efforts may not be successful, which could reduce our sales and profits,

•	increased cash funding requirements for pension plans, which could occur in future years based on assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates,

•	a write-off of all or part of our goodwill, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements,

•	the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting,

•	the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in contract accounting,

•	the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business,

•	our ability to successfully identify and consummate acquisitions, and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with the acquired businesses for which we are not indemnified,

•	our dependence on our management team and key personnel,

•	the possibility of a catastrophic loss of one or more of our manufacturing facilities,

•	the possibility that future terror attacks, war or other civil disturbances could negatively impact our business,

•	that our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes,

•	the possibility that government regulation could limit our ability to sell our products outside the United States,

•	product quality or patient safety issues with respect to our medical devices business that could lead to product recalls, withdrawal from certain markets, delays in the introduction of new products, sanctions, litigation, declining sales or actions of regulatory bodies and government authorities,

•	the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation,

•	changes in medical reimbursement rates of insurers to medical service providers, which could affect sales of our medical products,

•	the possibility that litigation may result unfavorably to us,

•	our ability to adequately enforce our intellectual property rights and the possibility that third parties will assert intellectual property rights that prevent or restrict our ability to manufacture, sell, distribute or use our products or technology,

•	foreign currency fluctuations in those countries in which we do business and other risks associated with international operations, and

•	the cost of compliance with environmental laws.
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
Item 4. Controls and Procedures.
(a)	Disclosure Controls and Procedures. Moog carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes our purchases of our common stock for the quarter ended June 28, 2008.

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased	Dollar Value)
	(a) Total		As Part of	of Shares that
	Number of		Publicly	May Yet Be
	Shares	(b) Average	Announced	Purchased Under
	Purchased	Price Paid	Plans or	the Plans or
Period	(1)(2)	Per Share	Programs (2)	Programs (2)

March 30 – April 30, 2008	10,677	$43.50	N/A	N/A

May 1 – 31, 2008	7,770	$43.98	N/A	N/A

June 1 – 28, 2008	—	$—	N/A	N/A

Total	18,447	$43.70	N/A	N/A

(1)	Purchases in April consist of 10,677 shares from the Moog Inc. Retirement Savings Plan at $43.50 per share.

(2)	In connection with the exercise and vesting of stock options, we accept, from time to time, delivery of shares to pay the exercise price of employee stock options. We do not otherwise have any plan or program to purchase our common stock. During May, we accepted the delivery of 7,770 shares at $43.98 per share in connection with the exercise of stock options.

Item 6. Exhibits
(a)	Exhibits
4.1	Form of Indenture between Moog Inc. and Wells Fargo Bank, N.A., as Trustee, dated June 2, 2008, relating to the 7 1/4% Senior Subordinated Notes due 2018.

4.2	Registration Rights Agreement between Moog Inc. and Bank of America Securities LLC, J.P. Morgan Securities Inc., HSBC Securities (USA) Inc. and Greenwich Capital Markets, Inc., dated as of June 2, 2008.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
(Registrant)

Date: August 4, 2008	By	/s/ Robert T. Brady
Robert T. Brady
Chairman Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2008	By	/s/ John R. Scannell
John R. Scannell
Vice President Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2008	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President — Finance

Date: August 4, 2008	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)

Exhibit Index

Exhibits
Description

4.1	Form of Indenture between Moog Inc. and Wells Fargo Bank, N.A., as Trustee, dated June 2, 2008, relating to the 7 1/4% Senior Subordinated Notes due 2018.

4.2
Registration Rights Agreement between Moog Inc. and Bank of America Securities LLC, J.P. Morgan Securities Inc., HSBC Securities (USA) Inc. and Greenwich Capital Markets, Inc., dated as of June 2, 2008.

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