Form 10-K
period 2008-09-27
MOOG INC
filed 2008-11-25
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2008
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on March 28, 2008, the last business day of the registrant’s most recently completed second quarter, was approximately $1,581 million.
The number of shares of common stock outstanding as of the close of business on November 19, 2008 was: Class A 38,718,361; Class B 4,015,817.
Portions of the 2008 Proxy Statement to Shareholders (“2008 Proxy”) are incorporated by reference into Part III of this Form 10-K.

Service Levels
MOOG Inc.
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

Item 1. Business

Description of the Business. Moog is a worldwide designer, manufacturer and integrator of high performance precision motion and fluid controls and systems for a broad range of applications in aerospace and defense, industrial and medical markets. We have five operating segments: Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices.
Comparative segment revenues, operating profits and related financial information for 2008, 2007 and 2006 are provided in Note 15 of Item 8, Financial Statements and Supplementary Data, on pages 102 through 105 of this report.
Aircraft Controls. We design, manufacture and integrate primary and secondary flight controls for military and commercial aircraft and provide aftermarket support. Our systems are used in large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft. We are well positioned on both development and production programs. Typically, development programs require concentrated periods of research and development by our engineering teams and involve design, development, testing and integration. We are currently working on several large development programs including the F-35 Joint Strike Fighter, Boeing 787 Dreamliner, Airbus A400M and A350 XWB and Boeing’s extended range 747-8. Production programs are generally long–term manufacturing efforts that extend for as long as the aircraft builder receives new orders. Our large military production programs include the F/A-18E/F Super Hornet, the V-22 Osprey, the Black Hawk/ Seahawk helicopter and the F-15 Eagle. Our large commercial production programs include the full line of Boeing 7-series aircraft, Airbus wide-body airplanes and a variety of business jets. Aftermarket sales, which represented 32% of 2008 sales for this segment, consist of the sale of spare and replacement parts along with repair services.
Customers include Boeing, Lockheed Martin, Airbus, BAE, Bombardier, Gulfstream, Hawker Beechcraft, Honeywell, Northrop Grumman and the U.S. Government.
Principal competitors include Parker Hannifin, Nabtesco, GE, Goodrich, Liebherr, HR Textron, Curtiss-Wright and Hamilton Sundstrand.
Space and Defense Controls. Space and Defense Controls provides controls for satellites and space vehicles, armored combat vehicles, launch vehicles, tactical and strategic missiles, homeland security and other defense applications. For commercial and military satellites, we design, manufacture and integrate steering and propulsion controls and controls for positioning antennae and deploying solar panels. Launch vehicles and the Space Shuttle use our steering and propulsion controls. We are also developing products for the Ares I launch vehicle and Orion crew vehicle on the Constellation Program, NASA’s replacement for the Space Shuttle. We supplied couplings, valves and actuators for the International Space Station. We design and build steering and propulsion controls for tactical and strategic missile programs and supply valves on the U.S. National Missile Defense development initiative. We design and manufacture systems for gun aiming, stabilization and automatic ammunition loading on armored combat vehicles. We also provide pan and tilt mechanisms for homeland security products.
Customers include Alliant Techsystems, Lockheed Martin, Astrium, Raytheon, General Dynamics, United Technologies-Pratt & Whitney Rocketdyne, Aerojet, DRS Technologies and Boeing.
Principal competitors include Honeywell, HR Textron, Parker Hannifin, MPC, Vacco, Valvetech, Marotta, Ketema, Starsys, Sabca, Curtiss-Wright, ESW, Ampac ISP, Aerojet, Valcor, Aeroflex, Oerliken, Hamilton Sundstrand, Limitorque, Sargeant Industries, RVision, Directed Perception, ATA Engineering and Barry Controls.

Industrial Systems. Industrial Systems serves a global customer base across a variety of markets. Six major markets, plastics making machinery, simulation, power generation, test, metal forming and heavy industry, generate over 60% of total sales in this segment. For the plastics making machinery market, we design, manufacture and integrate systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. We supply electromechanical motion simulation bases for the flight simulation and training markets. In the power generation market, we design, manufacture and integrate complete control assemblies for fuel, steam and variable geometry control applications that include wind turbines. For the test markets, we supply controls for automotive, structural and fatigue testing. Metal forming markets use our systems to provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses our high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. Other markets include oil exploration, material handling, auto racing, carpet tufting, paper mills and lumber mills.
Customers include FlightSafety, Huskey, Cooper, CAE, Arburg, Metso and Schlumberger.
Principal competitors include Bosch Rexroth, Danaher, Baumueller, Siemens and Hydraudyne.
Components. Components serves many of the same military, aerospace, defense controls, industrial and medical equipment markets as our other segments. This segment’s three largest product categories are slip rings, fiber optic rotary joints and motors. Slip rings and fiber optic rotary joints use sliding contacts and optical technology to allow unimpeded rotation while delivering power and data through a rotating interface. They come in a range of sizes that allow them to be used in many applications that include diagnostic imaging CT scan medical equipment featuring high-speed data communications, de-icing and data transfer for rotorcraft, forward-looking infrared camera installations, radar pedestals, surveillance cameras and remotely operated vehicles for offshore oil exploration. Our motors are used in an equally broad range of markets, many of which are the same as for slip rings. Components designs and manufactures a series of miniature brushless motors that provide extremely low noise and reliable long life operation, with the largest market being sleep apnea equipment. Industrial markets use our motors for material handling, fuel cells and electric pumps. Military applications use our motors for gimbals, missiles and radar pedestals. Components’ other product lines include electromechanical actuators for military, aerospace and commercial applications, fiber optic modems that provide electrical-to-optical conversion of communication and data signals, avionic instrumentation, optical switches and resolvers.
Customers include Respironics, Raytheon, Lockheed Martin, Honeywell, Philips Medical and the U.S. Government.
Principal competitors include Danaher, Allied Motion, Ametek, MPC, Axsys, Schleifring, Airflyte, Smiths, Kearfott and Electro-Miniatures.
Medical Devices. Medical Devices, formed in April 2006, is our newest segment. This segment operates within three medical devices market areas: infusion therapy, enteral clinical nutrition and sensors and surgical handpieces. For infusion therapy, our primary products are electronic ambulatory infusion pumps along with the necessary administration sets and disposable infusion pumps. Applications of these products include hydration, nutrition, patient controlled analgesia, local anesthesia, chemotherapy and antibiotics. We manufacture and distribute a complete line of portable pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for patients in their own homes, hospitals and long–term care facilities. We manufacture and distribute ultrasonic and optical sensors used to detect air bubbles and ensure accurate fluid delivery. Our surgical handpieces are used to safely fragment and aspirate tissue in common medical procedures such as cataract removal.
Principal customers are leading medical distribution and manufacturing companies like B. Braun, Danone and DJO Inc. who provide us with access to multiple medical markets and distribution channels.
Principal competitors include Smiths Medical, Hospira, Alcon, Baxter International, CME, I-Flow, Kendall (Covidien), Fresenius Kabi and Ross (Abbott).

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
Industry and Competitive Conditions. We experience considerable competition in our aerospace and defense, industrial and medical markets.
We believe that the principal points of competition in our markets are product quality, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. We believe we compete effectively on all of these bases.
Government Contracts. All U.S. Government contracts are subject to termination by the Government.
Backlog. Substantially all backlog will be realized as sales in the next twelve months. Also see the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 58 of this report.
Raw Materials. Materials, supplies and components are purchased from numerous suppliers. We believe the loss of any one supplier, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.
Working Capital. See the discussion on operating cycle in Note 1 of Item 8, Financial Statements and Supplementary Data, on page 80 of this report.
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
Research Activities. Research and development activity has been, and continues to be, significant for us. Research and development increased to $110 million in 2008 from $103 million in 2007 and $69 million in 2006. The increase in 2008 was evenly split between aircraft initiatives and acquisitions. Within Aircraft Controls, work on the Airbus A350 increased by $10 million and other aircraft projects increased by $6 million. These increases were offset by a $13 million decline on the Boeing 787 Dreamliner. During 2007, $15 million of the increase was attributable to work on the Boeing 787, which in total was $46 million in 2007. We also had another $8 million of increases on other aircraft projects and $3 million was a result of acquisitions.
Employees. On September 27, 2008, we employed 8,844 full-time employees compared to 8,364 full-time employees on September 29, 2007.
Customers. Our customers fall into three groups, Original Equipment Manufacturers, or OEMs, that are customers of our aerospace and defense markets, OEM customers of our industrial and medical businesses and aftermarket customers in all of our markets. Aerospace and defense OEM customers collectively represented approximately 44% of 2008 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our OEM sales of industrial and medical controls and devices, which represented approximately 38% of 2008 sales, are to a wide diversity of customers around the world and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our product applications. Our major aftermarket customers are the U.S. Government and commercial airlines.
Sales arising from U.S. Government prime or subcontracts were approximately 32% of sales in 2008. These sales are made primarily through Aircraft Controls, Space and Defense Controls and Components.

International Operations. Our operations outside the United States are conducted through wholly-owned foreign subsidiaries and are located predominantly in Europe and the Asian-Pacific region. See Note 15 of Item 8, Financial Supplementary Data, on pages 102 through 105 of this report for information regarding sales by geographic area and Exhibit 21 of Item 15, Exhibits and Financial Statement Schedules, on pages 113 and 114 of this report for a list of subsidiaries. Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which such operations are conducted.
Environmental Matters. See the discussion in Note 16 of Item 8, Financial Statements and Supplementary Data, on page 105 of this report.
Website Access to Information. Our internet address is www.moog.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports, available on the investor information portion of our website. The reports are free of charge and are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. We have posted our Corporate Governance guidelines, Board committee charters and code of ethics to the investor information portion of our website. This information is available in print to any shareholder upon request. All requests for these documents should be made to Moog’s Manager of Investor Relations by calling 716-687-4225.
Executive Officers of the Registrant. Other than John B. Drenning, the principal occupations of our officers for the past five years have been their employment with us. John B. Drenning’s principal occupation is partner in the law firm of Hodgson Russ LLP.
On February 11, 2008, Jennifer Walter was named Controller and Principal Accounting Officer. Previously, she was Director of Financial Planning and Analysis, a position she held since 2004. Prior to that, she was the Manager of Financial Reporting.
On November 28, 2007, Donald R. Fishback was named Vice President of Finance. Previously, he was Controller and Principal Accounting Officer, a position he assumed in 1985.
On November 28, 2007, John R. Scannell was named Chief Financial Officer. Previously, he was Director of Contracts and Pricing, a position he held since 2006. Prior to that, he was the Program Director of 787, General Manager of Moog Ireland and General Manager of the Electric Drives Product Line.
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

Executive Officers and Management	Age	Year First Elected Officer

Robert T. Brady Chairman of the Board; President; Chief Executive Officer; Director; Member, Executive Committee	67	1967

Richard A. Aubrecht Vice Chairman of the Board; Vice President — Strategy and Technology; Director; Member, Executive Committee	64	1980

Joe C. Green Executive Vice President; Chief Administrative Officer; Director; Member, Executive Committee	67	1973

Stephen A. Huckvale Vice President	59	1990

Martin J. Berardi Vice President	52	2000

Warren C. Johnson Vice President	49	2000

Jay K. Hennig Vice President	48	2002

Lawrence J. Ball Vice President	54	2004

Harald E. Seiffer Vice President	49	2005

Sasidhar Eranki Vice President	54	2006

John R. Scannell Vice President and Chief Financial Officer	45	2006

Donald R. Fishback Vice President — Finance	52	1985

Jennifer Walter Controller; Principal Accounting Officer	37	2008

Timothy P. Balkin Treasurer; Assistant Secretary	49	2000

John B. Drenning Secretary	71	1989

Item 1A. Risk Factors

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
We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2008, sales under U.S. Government contracts represented 32% of our total sales, primarily within Aircraft Controls, Space and Defense Controls and Components. Sales to foreign governments represented 6% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in government expenditures may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.
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
We make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings. We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls. Revenue representing 32% of 2008 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We recognize revenue on contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods.
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

We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. For the year ended September 27, 2008, fixed-price contracts represented 74% of our sales that were accounted for using the percentage of completion, cost-to-cost method of accounting. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which could reduce our net sales and net earnings. Loss reserves are more common on fixed-price contracts that involve the design and development of new and unique controls or control systems to meet the customer’s specifications.
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
Our new product and research and development efforts may not be successful, which would result in a reduction in our sales and earnings. In the past, we have incurred, and we expect to continue to incur, expenses associated with research and development activities and the introduction of new products. For instance, we are currently incurring substantial development costs in connection with our work on the Airbus A350 XWB and Boeing 787. We may experience difficulties that could delay or prevent the successful development of new products or product enhancements, and new products or product enhancements may not be accepted by our customers. In addition, the research and development expenses we incur may exceed our cost estimates, and new products we develop may not generate sales sufficient to offset our costs. If any of these events occur, our sales and profits could be adversely affected.
The loss of Boeing as a customer or a significant reduction in sales to Boeing could reduce our sales and earnings. We provide Boeing with controls for both military and commercial applications, which, in total, were 9% of our 2008 sales. Sales to Boeing’s commercial airplane group were 4% of 2008 sales. These commercial sales are generally made under a long-term supply agreement through 2012. The loss of Boeing as a customer or a significant reduction in sales to Boeing could significantly reduce our sales and earnings.
We operate in highly competitive markets with competitors who may have greater resources than we possess, which could reduce our sales and operating margins. Many of our products are sold in highly competitive markets. Some of our competitors, especially in our industrial and medical markets, are larger and more diversified and have greater financial, marketing, production and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns. Our sales and operating margins will be negatively impacted if our competitors:
•	develop products that are superior to our products;

•	develop products of comparable quality and performance that are more competitively priced than our products;

•	develop methods of more efficiently and effectively providing products and services; or

•	adapt more quickly than we do to new technologies or evolving customer requirements.

We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. Maintaining and improving our competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and our distribution networks. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our operations and financial performance will suffer.
Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our future earnings, equity and pension funding requirements. Pension obligations and the related costs are determined using actual results and actuarial valuations that involve several assumptions. Our funding requirements are also based on these assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality. Other assumptions include salary increases and retirement age. Some of these assumptions, such as the discount rate and return on pension assets, are largely outside of our control. Changes in these assumptions could affect our future earnings, equity and funding requirements.
We are subject to financing and interest rate exposure risks that could adversely affect our business and operating results. Changes in the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities and place us at a competitive disadvantage. At September 27, 2008, 73% of our debt was at fixed interest rates with the remaining 27% subject to variable interest rates. The current contraction in credit markets could impact our ability to finance our operations.
We are subject to the risk of loss resulting from financial institutions or customers defaulting on their obligations to us. We maintain significant amounts of cash and cash equivalents at financial institutions that are in excess of amounts insured by governments. The failure of these institutions could cause a loss of our cash balances or the ability to access them when needed. The inability of our customers to pay us due to adverse economic conditions or their inability to access available credit could have an adverse effect on our financial condition and liquidity.
Our international operations pose currency and other risks that may adversely impact sales and earnings. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations have sales to foreign customers. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. The translation of our sales in foreign currencies, primarily the euro, British pound and Japanese yen, to the U.S. dollar had a $49 million positive impact on sales for 2008 using average exchange rates for 2008 compared to average exchange rates for 2007 and a $29 million positive impact on sales for 2007 using average exchange rates for 2007 compared to average exchange rates for 2006.
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth and cause us to violate covenants in our bank credit facility. Goodwill and other intangible assets are a substantial portion of our assets. At September 27, 2008, goodwill was $561 million and other intangible assets were $75 million of our total assets of $2.2 billion. Our goodwill may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. A write-off of goodwill or other intangible assets could also cause us to violate covenants in our bank credit facility that require a minimum level of net worth. This could result in our being unable to borrow under our bank credit facility or being obliged to refinance or renegotiate the terms of our bank indebtedness.
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

We may incur losses and liabilities as a result of our acquisition strategy. Growth by acquisition involves risks that could adversely affect our financial condition and operating results, including:
•	diversion of management time and attention from our core business,

•	the potential exposure to unanticipated liabilities,

•	the potential that expected benefits or synergies are not realized and that operating costs increase,

•	the risks associated with incurring additional acquisition indebtedness, including that additional indebtedness could limit our cash flow availability for operations and our flexibility,

•	difficulties in integrating the operations and personnel of acquired companies, and

•	the potential loss of key employees, suppliers or customers of acquired businesses.
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
Future terror attacks, war, or other civil disturbances could negatively impact our business. Terror attacks, war or other disturbances could lead to economic instability and decreases in demand for commercial products, which could negatively impact our business, financial condition and results of operations. Terrorist attacks worldwide have caused instability from time to time in global financial markets and the aviation industry. In 2008, 16% of our net sales was related to commercial aircraft. The long-term effects of terrorist attacks on us are unknown. These attacks and the U.S. Government’s continued efforts against terrorist organizations may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability.
Our operations in foreign countries expose us to political risks and adverse changes in local legal, tax and regulatory schemes. In 2008, 42% of our consolidated revenue was from customers outside of the United States. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include, without limitation, the following:
•	the possibility of unfavorable circumstances arising from host country laws or regulations,

•	partial or total expropriation,

•	potential negative consequences from changes to significant taxation policies, laws or regulations,

•	changes in tariff and trade barriers and import or export licensing requirements,

•	political or economic instability, insurrection, civil disturbance or war, and

•	potential negative consequences from the requirements of partial local ownership of operations in certain countries.
Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business. In 2008, 14% of our sales was subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.

Our facilities could be damaged by catastrophes which could reduce our production capacity and result in a loss of customers. We conduct our operations in facilities located throughout the world. Any of these facilities could be damaged by fire, floods, earthquakes, power loss, telecommunication and information systems failure or similar events. Our facilities in California, Japan and the Philippines are particularly susceptible to earthquakes. These facilities accounted for 23% of our manufacturing, assembly and test capacity in 2008. Although we carry property insurance, including earthquake insurance and business interruption insurance, our inability to meet customers’ schedules as a result of a catastrophe may result in a loss of customers or significant additional costs such as penalty claims under customer contracts.
The failure of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products may necessitate a product recall. We include complex system design and components in our products that could contain errors or defects, particularly when we incorporate new technology into our products. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. We are also exposed to product liability claims. Many of our products are used in applications where their failure could result in significant property loss and serious personal injury or death. We carry product liability insurance consistent with industry norms. However, these insurance coverages may not be sufficient to fully cover the payment of any potential claim. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On September 27, 2008, we occupied 3,654,000 square feet of space in the United States and countries throughout the world, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total

Aircraft Controls	1,092,000	238,000	1,330,000
Space and Defense Controls	311,000	149,000	460,000
Industrial Systems	724,000	415,000	1,139,000
Components	532,000	89,000	621,000
Medical Devices	51,000	32,000	83,000
Corporate Headquarters	—	21,000	21,000

Total	2,710,000	944,000	3,654,000

Aircraft Controls has principal manufacturing facilities located in New York, Utah, California, England and the Philippines. Space and Defense Controls has primary manufacturing facilities located in New York, California, Ohio, Illinois and Germany. Industrial Systems has principal manufacturing facilities located in New York, Germany, Italy, Japan, The Netherlands, Luxembourg, Ireland and India. Components has principal manufacturing facilities located in Virginia, North Carolina, Pennsylvania, Canada and England. Medical Devices has manufacturing facilities in Utah and California. Our corporate headquarters is located in East Aurora, New York.
We believe that our properties have been adequately maintained and are generally in good condition. Operating leases for properties expire at various times from 2009 through 2017. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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
Quarterly Stock Prices

	Class A		Class B
Fiscal Year Ended	High	Low	High	Low

September 27, 2008
1st Quarter	$49.19	$41.18	$49.03	$41.77
2nd Quarter	48.24	38.79	48.00	39.18
3rd Quarter	46.37	37.46	46.16	37.80
4th Quarter	56.47	35.30	49.75	36.00

September 29, 2007
1st Quarter	$40.50	$33.91	$40.35	$33.97
2nd Quarter	41.74	35.03	41.34	35.75
3rd Quarter	45.16	40.22	45.00	40.26
4th Quarter	49.42	37.20	45.50	37.75

The number of shareholders of record of Class A common stock and Class B common stock was 1,086 and 486, respectively, as of November 19, 2008.
We did not pay cash dividends on our Class A common stock or Class B common stock in 2007 or 2008 and have no plans to do so in the foreseeable future.
The following table summarizes our purchases of our common stock for the quarter ended September 27, 2008.
Issuer Purchases of Equity Securities

(d) Maximum
			(c) Total Number	Number (or Approx.
			of Shares	Dollar Value) of
	(a) Total		Purchased as	Shares that May Yet
	Number	(b) Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under Plans
Period	Purchased (1)(2)	Per Share	or Programs (2)	or Programs (2)

June 30 – July 31, 2008	—	$—	N/A	N/A
August 1-31, 2008	15,423	$47.57	N/A	N/A
September 1-27, 2008	11,169	$48.18	N/A	N/A

Total	26,592	$47.83	N/A	N/A

(1)	The issuer’s purchases in August and September consist of the purchase of shares from the Moog Inc. Retirement Savings Plan.

(2)	In connection with the exercise and vesting of stock options, we from time to time accept delivery of shares to pay the exercise price of employee stock options. During the periods presented, there were no shares accepted for delivery in connection with the exercise of stock options. As of September 27, 2008, we did not otherwise have any plan or program to purchase our common stock.
In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management. The transactions will be made in accordance with rules and regulations of the U.S. Securities and Exchange Commission and other rules that govern such purchases.

The following graph and table show the growth in the Company’s Class A common stock compared to the NYSE Composite-Total Return Index and the S&P Aerospace and Defense Index for a $100 investment made on September 30, 2003, including the reinvestment of any dividends.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

	9/03	9/04	9/05	9/06	9/07	9/08
Moog Inc. Class A	$100.00	$138.90	$169.44	$198.94	$252.21	$246.12
NYSE Composite — Total Return Index	100.00	118.89	141.17	160.15	193.89	149.08
S&P Aerospace & Defense Index	100.00	133.81	155.16	188.04	249.91	186.37

Item 6. Selected Financial Data.
For a more detailed discussion of 2006 through 2008, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on pages 58 through 75 of this report and Item 8, Financial Statements and Supplementary Data, on pages 76 through 109 of this report.

(dollars in thousands except per share data)	2008(1)(2)	2007(1)	2006(1)(3)	2005(1)(2)(4)	2004(5)

RESULTS FROM OPERATIONS
Net sales	$1,902,666	$1,558,099	$1,306,494	$1,051,342	$938,852
Net earnings	119,068	100,936	81,346	64,792	57,287
Net earnings per share
Basic	$2.79	$2.38	$2.01	$1.68	$1.48
Diluted	$2.75	$2.34	$1.97	$1.64	$1.45
Weighted-average shares outstanding
Basic	42,604,268	42,429,711	40,558,717	38,608,235	38,796,381
Diluted	43,256,888	43,149,481	41,247,689	39,498,834	39,592,224

FINANCIAL POSITION
Total assets	$2,227,247	$2,006,179	$1,607,654	$1,303,327	$1,124,928
Working capital	713,292	616,623	420,495	312,706	321,805
Indebtedness — senior	270,988	417,434	186,451	148,773	311,289
Indebtedness — senior subordinated	400,072	200,089	200,107	200,124	—
Shareholders’ equity	994,410	877,212	762,856	521,037	471,656
Shareholders’ equity per common share outstanding	23.30	20.63	18.04	13.48	12.23

SUPPLEMENTAL FINANCIAL DATA
Capital expenditures	$91,833	$96,988	$83,555	$41,188	$34,297
Depreciation and amortization	63,376	52,093	47,077	36,207	35,508
Research and development	109,599	102,603	68,886	43,561	29,729
Twelve-month backlog	861,694	774,548	645,032	539,186	449,896

RATIOS
Net return on sales	6.3%	6.5%	6.2%	6.2%	6.1%
Return on shareholders’ equity	12.7%	12.3%	12.9%	12.8%	12.6%
Current ratio	2.89	2.93	2.37	2.09	2.42
Net debt to capitalization (6)	37.0%	37.8%	30.1%	37.7%	35.1%

(1)	Includes the effects of acquisitions. See Note 2 of the Consolidated Financial Statements at Item 8 of this report.

(2)	Includes the effects of the issuance of Senior Subordinated notes. See Note 7 of the Consolidated Financial Statements at Item 8 of this report.

(3)	Includes the effects of the adoption of SFAS No. 123(R), “Share-Based Payment,” under which we began recording equity-based compensation expense in 2006. Also includes the offering and sale of Class A common stock on February 21, 2006. See Note 11 of the Consolidated Financial Statements at Item 8 of this report.

(4)	Includes the effects of the acquisition of the stock of FCS Control Systems on August 11, 2005, the acquisition of the stock of the Power and Data Technologies Group of the Kaydon Corporation on July 26, 2005 and the acquisition of an industrial systems engineering business and a commercial aircraft repair business in the second quarter of 2005.

(5)	Includes the effects of the acquisition of the net assets of the Poly-Scientific division of Litton Systems, Inc., a subsidiary of Northrop Grumman Corporation, on September 30, 2003.

(6)	Net debt is total debt less cash and cash equivalents. Capitalization is the sum of net debt and shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
We are a worldwide designer, manufacturer and integrator of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and defense, industrial and medical markets. Our aerospace and defense products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles, controls for gun aiming, stabilization and automatic ammunition loading for armored combat vehicles, and homeland security products. Our industrial products are used in a wide range of applications, including injection molding machines, pilot training simulators, power generation, material and automotive testing, metal forming, heavy industry and oil exploration. Our medical products include infusion therapy pumps, enteral clinical nutrition pumps, slip rings used on CT scanners and motors used in sleep apnea devices. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina, Pennsylvania, Ohio and Illinois, and in Germany, England, Italy, Japan, the Philippines, Ireland and India.
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
We intend to increase our revenue base and improve our profitability and cash flows from operations by building on our market leadership positions, by strengthening our niche market positions in the principal markets that we serve and by extending our participation on the platforms we supply by providing more systems solutions. We also expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence. Our strategy to achieve our objectives includes:
•	maintaining our technological excellence by building upon our systems integration capabilities while solving our customers’ most demanding technical problems,

•	taking advantage of our global capabilities,

•	growing our profitable aftermarket business,

•	capitalizing on strategic acquisitions and opportunities,

•	entering and developing new markets, and

•	striving for continuing cost improvements.
Challenges facing us include improving shareholder value through increased profitability while experiencing pricing pressures from customers, strong competition, increases in costs such as health care benefits and adjusting to global economic conditions. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality.

Acquisitions and Equity Investment
On June 4, 2008, we acquired a 40% ownership in LTi REEnergy GmbH for cash of $28 million. LTi REEnergy specializes in the design and manufacture of servo controllers as well as complete drive systems for electric rotor blade controls for wind turbines. Annual sales for the twelve months preceding the transaction were approximately $85 million. We are accounting for this investment using the equity method of accounting with our net investment reflected in other assets on the balance sheet. We expect to acquire the remaining 60% of the company in June 2009 subject to conventional conditions of closing. Our 40% share of the earnings of LTi REEnergy subsequent to the date of the investment was $1 million and is included in the operating results of our Industrial Systems segment.
All of our acquisitions are accounted for using the purchase method of accounting for business combinations and, accordingly, the results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On May 2, 2008, we acquired CSA Engineering, Inc. The purchase price, net of cash acquired, was $15 million. We paid $13 million in cash, which was financed with credit facility borrowings, and issued a $2 million unsecured note to the sellers due June 30, 2009. CSA designs and supplies systems for vibration suppression, precision motion control and dynamic testing of structures for the aerospace and defense markets. CSA’s specialized applications include satellite payload isolation systems, ground based test systems for space and missile hardware, tuned mass dampers for vibration control and a jitter reduction control system for the Airborne Laser optical bench. Sales in the most recent calendar year were approximately $14 million. This acquisition is included in our Space and Defense Controls segment.
On November 20, 2007, we acquired PRIZM Advanced Communication Electronics Inc. The purchase price, net of cash acquired, was $12 million, which was financed with credit facility borrowings and the issuance of $3 million of unsecured notes to the sellers due on March 31, 2009. PRIZM specializes in the design of fiber optic and wireless video and data multiplexers used in commercial and military subsea markets for oil and gas exploration, terrestrial robots and remote sensing applications. This acquisition is included in our Components segment.
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
Revenue Recognition on Long-Term Contracts
Revenue representing 32% of 2008 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This method of revenue recognition is predominately used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
We recognize revenue on contracts in the current period using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. A significant change in an estimate on one or more contracts could have a material effect on our results of operations.

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
Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material in 2008, 2007 and 2006.
Contract Loss Reserves
At September 27, 2008, we had contract loss reserves of $21 million. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications.
Reserves for Inventory Valuation
At September 27, 2008, we had net inventories of $408 million, or 37% of current assets. Reserves for inventory were $63 million, or 13% of gross inventories. Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation.
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
Reviews for Impairment of Goodwill
At September 27, 2008, we had $561 million of goodwill, or 25% of total assets. We test goodwill for impairment at least annually, during our fourth quarter, and whenever events occur or circumstances change that indicate there may be an impairment. These events or circumstances could include a significant adverse change in the business climate, poor indicators of operating performance or a sale or disposition of a significant portion of a reporting unit.
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
Based on these tests, goodwill was not impaired in 2008, 2007 or 2006.
Purchase Price Allocations for Business Combinations
During 2008, we acquired CSA and PRIZM. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and ascribed value to customer relationships, trade names, patents and backlog, and estimated the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed largely using discounted cash flow models. These valuations support the conclusion that intangible assets other than goodwill had a value of $7 million. The resulting goodwill was $20 million, reflecting the strong cash flows of the acquired operations.
During 2008, we completed our purchase price allocations for the 2007 acquisitions of ZEVEX, Thermal Control Products, Techtron and Quickset. This resulted in a $2 million increase in goodwill and a $2 million decrease in intangible assets.
Ascribing value to intangible assets requires estimates used in projecting relevant future cash flows, in addition to estimating useful lives of such assets. Using different assumptions could have a material effect on our current and future amortization expense.
Pension Assumptions
We maintain various defined benefit pension plans covering employees at certain locations. Pension expense for all defined benefit plans for 2008 was $20 million. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the long-term expected return on assets. Other assumptions include salary increases, retirement age and mortality.
The discount rate is used to state expected future cash flows at present value. Using a higher discount rate decreases the present value of pension obligations and reduces pension expense. In determining expense for 2008 for our U.S. plans, we used a 6.2% discount rate, compared to 6.0% for 2007. We will use a 7.3% discount rate to determine our expense in 2009 for these U.S. plans. This 110 basis point increase in the discount rate will decrease our pension expense by $3 million in 2009.
Beginning with the determination of our 2009 expense and the measurement of our projected benefit obligation as of August 31, 2008, we are using the Mercer Pension Discount Yield Curve (Mercer Yield Curve) for our U.S. plans. The Mercer Yield Curve uses a portfolio of high quality bonds rated AA or higher by Moody’s. Previously, we used the Moody’s AA Corporate Bond Index yield to determine the discount rate. We believe the Mercer Yield Curve is a more appropriate indicator for determining the discount rate, since it matches the future cash flow from the bond portfolio against the expected cash outflows of our plans. The Mercer Yield Curve would have produced a 6.5% discount rate in 2008, had we elected to use this method to determine expense last year.
The return on assets assumption reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In determining the return on assets assumption, we consider our current and target asset allocations. We consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. In determining expense for 2008 for our largest plan, we used an 8.9% return on assets assumption, the same we used in 2007. A 50 point basis decrease in the return on assets assumption would increase our annual pension expense by $2 million.

Deferred Tax Asset Valuation Allowances
At September 27, 2008, we had gross deferred tax assets of $100 million and a deferred tax asset valuation allowance of $8 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence and contract loss reserves. The deferred tax assets include $9 million related to net operating losses in Luxembourg and The Netherlands for which an $8 million deferred tax asset valuation allowance is recorded.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

(dollars in millions)	2008	2007	2006

Net sales	$1,903	$1,558	$1,306
Gross margin	32.0%	34.0%	32.6%
Research and development expenses	$110	$103	$69
Selling, general and administrative expenses as a percentage of sales	15.5%	16.2%	16.4%
Interest expense	$38	$30	$22
Effective tax rate	29.1%	29.8%	32.3%
Net earnings	$119	$101	$81

Our fiscal year ends on the Saturday in September or October that is closest to September 30. The consolidated financial statements include 52 weeks for the years ended September 27, 2008 and September 29, 2007 and 53 weeks for the year ended September 30, 2006. While management believes this affects the comparability of financial results presented, the impact has not been determined.
Net sales increased $345 million, or 22%, in 2008 and $252 million, or 19%, in 2007. Sales increased in each of our segments. We estimate that acquisitions accounted for approximately one-third of the growth in 2008 and one-quarter of the growth in 2007.
Our gross margin declined in 2008 compared to 2007. Approximately one-third of the decline was a result of increased charges to our contract loss reserves, most of which relate to aircraft development contracts. We also had a less favorable product mix in 2008, particularly within Aircraft Controls and Space and Defense Controls. Our gross margin improved in 2007 compared to 2006. Approximately one-half of the improvement was a result of reduced charges to our contract loss reserves, most of which relate to aircraft development contracts. We also benefited from a favorable product mix in 2007, particularly in Space and Defense Controls and Medical Devices.
Research and development expenses increased in both 2008 and 2007, reflecting increases in aircraft projects and recent acquisitions. During 2008, the increase was evenly split between aircraft initiatives and acquisitions. Within Aircraft Controls, work on the Airbus A350 increased by $10 million and other aircraft projects increased by $6 million. These increases were offset by a $13 million decline on the Boeing 787 Dreamliner. During 2007, $15 million of the increase was attributable to work on the Boeing 787, another $8 million to other aircraft projects and $3 million from acquired businesses.
Selling, general and administrative expenses as a percentage of sales declined in both 2008 and 2007. The decrease in 2008 resulted from higher bid and proposal and sales support costs on the A350 and other aircraft projects in 2007. During 2007, we were able to increase our sales without corresponding increases in our cost structure, somewhat offset by the higher cost structure of the new Medical Devices segment. In addition, during 2006 we incurred a $2 million charge for the termination of an agreement with a long-standing sales representative.
Interest expense increased in both 2008 and 2007. The increase in 2008 was a result of higher debt levels, with slightly more than half associated with our acquisitions and the remainder coming from working capital and capital expenditure requirements. Approximately 85% of the increase in 2007 was a result of higher debt levels associated with our acquisitions and additional pension contributions. Higher interest rates in 2007 contributed the remaining increase.
The effective tax rate for 2008 was lower than 2007 mainly as a result of lower state tax rates and a greater portion of our income coming from foreign operations with lower tax rates. The effective tax rate for 2007 was lower than 2006 mainly as a result of a tax charge in 2006 related to a tax opinion rendered by the European tax court. We also utilized previously unrecognized tax loss carryforwards in 2007.
In 2008, both net earnings and diluted earnings per share increased 18% compared to 2007. In 2007, net earnings increased 24% and diluted earnings per share increased 19%. Average common shares outstanding in 2007 increased primarily as a result of the sale of 2,875,000 shares of Class A common stock in February 2006.

2009 Outlook - We expect sales in 2009 to increase to $2.0 billion with increases in each of our segments. Sales are expected to increase between $23 million and $63 million in Industrial Systems, $26 million in Components, $22 million in Space and Defense Controls, $15 million in Medical Devices and $7 million in Aircraft Controls. We expect operating margins to be 12.0% in 2009, the same as in 2008. We expect operating margins to increase in Medical Devices and Aircraft Controls, maintain their levels in Industrial Systems and decline in Components and Space and Defense Controls. We expect net earnings to increase to between $132 million and $136 million. We expect diluted earnings per share to increase by a range of 10% to 14% to between $3.03 and $3.13.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note15 of Item 8, Financial Statements and Supplementary Data, of this report.
Aircraft Controls

(dollars in millions)	2008	2007	2006

Net sales — military aircraft	$402	$326	$330
Net sales — commercial aircraft	271	261	197

	$673	$587	$527

Operating profit	$55	$61	$67
Operating margin	8.2%	10.4%	12.6%
Backlog	$372	$322	$282

Net sales in Aircraft Controls increased $86 million, or 15%, in 2008. Military aircraft sales increased $76 million. Sales increased $37 million on the F-35 Joint Strike Fighter program primarily due to increased activity on the design, development and manufacture of hardware and, to a lesser extent, a profit rate adjustment for having achieved certain weight objectives. Military aftermarket sales increased $20 million and sales on the V-22 Osprey production program increased $12 million. Commercial aircraft sales increased by 4% over 2007 as a $19 million sales increase in business jets was offset by a $6 million decline in sales to Boeing on the 7-series, including the 787 program, and a $6 million decline in aftermarket sales.
Net sales in Aircraft Controls increased 11% in 2007 due to strong commercial aircraft sales. Commercial sales were led by a $37 million increase in OEM sales to Boeing, including $20 million associated with the Boeing 787. Business jet revenues were up $13 million and aftermarket revenues increased $11 million, reflecting higher activity in commercial and business jets. Military aircraft sales declined in 2007 as sales increases on the V-22, and Seahawk and Black Hawk helicopter programs were more than offset by $12 million of lower sales on the F-35 cost-plus development program.
Our operating margin decreased in 2008 and 2007. Our operating margin was lower in 2008 compared to 2007 as a greater proportion of sales in 2008 came from the cost-plus F-35 program. In addition, we established a loss reserve of $7 million in 2008 on our Boeing business related to delays in Boeing’s production schedule and increased costs of certain purchased critical components. Partially offsetting those effects was a decline in research and development costs as a percentage of sales, primarily resulting from a $13 million decline on the 787 program. The operating margin decline in 2007 mostly reflects significant research and development costs, particularly on the Boeing 787 program. Research and development expenses on the 787 program were $46 million in 2007 and $31 million in 2006. Charges to contract loss reserves were lower in 2007 compared to 2006 by $8 million; however, this was offset by a $4 million gain related to our negotiations with Boeing and the U.S. Army for the Comanche termination in 2006 and an unfavorable shift in product mix.
Twelve-month backlog for Aircraft Controls increased to $372 million at September 27, 2008. This increase is largely related to strong commercial orders. The increase in backlog at September 29, 2007 from September 30, 2006 was also largely the result of strong commercial orders.
2009 Outlook for Aircraft Controls — We expect sales in Aircraft Controls to increase 1% to $680 million in 2009. Within military aircraft, we expect sales to increase 1% to $407 million mainly due to increases in aftermarket, offset by a decline on the F-35 program. Commercial aircraft sales are expected to increase 1% to $273 million, principally related to sales to Airbus and business jets which will offset declines in aftermarket and Boeing. We expect our operating margin to be 8.4% in 2009, an improvement from 8.2% in 2008, resulting mainly from lower research and development spending.

Space and Defense Controls

(dollars in millions)	2008	2007	2006

Net sales	$253	$185	$148
Operating profit	$29	$24	$13
Operating margin	11.6%	13.1%	9.0%
Backlog	$153	$142	$127

Net sales in Space and Defense Controls increased $69 million, or 37%, in 2008 compared to 2007. The increase resulted primarily from the acquisition of QuickSet, which contributed $53 million of incremental sales. QuickSet sales include $33 million on the Driver’s Vision Enhancer (DVE) program in the defense controls market, which more than offset a decline of $15 million on the Marine’s Light-Armored Vehicle (LAV-25) program. QuickSet also contributed $18 million in sales of surveillance systems in our homeland security product line. The Constellation Program, which we began working on in 2007, generated $24 million in 2008, more than offsetting the $5 million decline on the Space Shuttle. The third quarter of 2008 acquisition of CSA also contributed $6 million of the increase.
Net sales in Space and Defense Controls increased 25% in 2007 due principally to new defense controls programs. Sales on the LAV-25 program increased $13 million in 2007. Future Combat Systems, which started in 2006 with a negligible amount of sales, generated over $10 million of sales. In addition, sales of controls for commercial and military satellites increased $7 million.
Our operating margin for Space and Defense Controls declined in 2008. Additions to contract loss reserves were $6 million higher in 2008 compared to 2007 as we established a $4 million loss reserve for thruster valves used on satellites in 2008. This impact was partially offset by strong margins on the DVE program. Our operating margin for Space and Defense Controls increased significantly in 2007, due largely to strong sales volume and a more favorable product mix. In addition, we had a $2 million charge in 2006 associated with the termination of a sales representative agreement.
Twelve-month backlog for Space and Defense Controls increased to $153 million at September 27, 2008 primarily as a result of the backlog associated with the CSA acquisition. Backlog at September 29, 2007 increased from September 30, 2006 primarily as a result of backlog associated with the acquisition of QuickSet just prior to year-end.
2009 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase 9% to $276 million in 2009. We expect $20 million in revenue from our newest acquisition, CSA, a $14 million increase over 2008. We also expect increases in the homeland security, tactical missiles, launch vehicles and naval applications, which will more than offset the decline in defense controls as a result of fewer orders for the DVE program. We expect our operating margin in 2009 to decrease to 11.2%, down from 11.6% in 2008, as a result of a larger portion of sales coming from lower margin cost-plus contracts.

Industrial Systems

(dollars in millions)	2008	2007	2006

Net sales	$532	$436	$381
Operating profit	$73	$57	$45
Operating margin	13.8%	13.2%	11.8%
Backlog	$161	$150	$122

Net sales in Industrial Systems increased $96 million, or 22%, in 2008. Stronger foreign currencies, in particular the euro, compared to the U.S. dollar had a positive impact on sales, representing 38% of the sales increase. Sales, inclusive of foreign currency effect, were up in nearly all of our major markets including simulation, metal forming and presses, heavy industry, power generation and plastics making machinery. Sales in the motion simulator business grew $27 million as a result of very strong deliveries to CAE and Flight Safety. The metal forming market continued to grow as sales were up $13 million due to strong demand in Europe. Sales growth in heavy industry, which represents equipment used in steel mills, was $12 million, with increases coming mainly in China and Europe. We had increases of $9 million each in distribution and aftermarket. Sales in power generation increased $7 million for the year as a result of strong demand in Asia and sales of controls for plastics making machinery also increased $7 million.
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
Our operating margin for Industrial Systems improved in both 2008 and 2007 due to higher sales volume and operating efficiencies.
The higher level of twelve-month backlog for Industrial Systems at September 27, 2008 compared to September 29, 2007 relates primarily to increased orders for power generation programs. The higher level of twelve-month backlog at September 29, 2007 compared to September 30, 2006 largely relates to increased orders for motion simulators and stronger foreign currencies compared to the U.S. dollar.
2009 Outlook for Industrial Systems — We expect sales in Industrial Systems to increase between 4% and 12% to an amount in the range of $555 million to $595 million in 2009. We expect the sales growth will come from completing the LTi REEnergy acquisition, which will be in the power generation market. We expect our operating margin to be 13.8% in 2009, similar to the strong performance we achieved in 2008.

Components

(dollars in millions)	2008	2007	2006

Net sales	$341	$283	$238
Operating profit	$61	$45	$37
Operating margin	17.8%	15.7%	15.5%
Backlog	$167	$149	$110

Net sales in Components increased $58 million, or 20%, in 2008. We experienced improvements in every market. Recent acquisitions contributed $13 million of the sales increase. Marine sales increased $16 million as the high price of oil drove demand. Marine sales were also helped by the PRIZM acquisition. Aircraft sales increased $14 million due largely to work on the Guardian program and Multi-Spectral Targeting System. Sales of space and defense controls were up $13 million due to strong orders for defense controls. Industrial sales increased $10 million, largely a result of the Thermal Control Products and Techtron acquisitions.
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
Our operating margin for 2008 improved over 2007 primarily as a result of higher sales volume. The operating margin for 2007 was comparable to 2006.
The higher level of twelve-month backlog at September 27, 2008 compared to September 29, 2007 primarily relates to increased orders for military aircraft programs, most notably on the Guardian program. The higher level of twelve-month backlog at September 29, 2007 compared to September 30, 2006 primarily relates to increased orders for space and defense controls and military aircraft programs.
2009 Outlook for Components - We expect sales in Components to increase 8% to $367 million in 2009. We expect sales increases to come from nearly every market with the largest increase coming from aircraft sales, which is primarily driven by the Guardian program. Other increases are expected to come from space and defense markets, marine markets and industrial markets. We expect our operating margin to decline to 16.5% in 2009 primarily as a result of product mix changes.

Medical Devices

(dollars in millions)	2008	2007	2006

Net sales	$103	$68	$13
Operating profit	$9	$7	$—
Operating margin	8.8%	10.2%	(1.6%)
Backlog	$8	$12	$4

The Medical Devices segment was established in the third quarter of 2006 as a result of the acquisition of Curlin Medical. The fourth quarter of 2006 acquisition of McKinley Medical and the second quarter of 2007 acquisition of ZEVEX have further expanded this segment. The increase in 2008 reflects a full year of sales for ZEVEX partially offset by decreased sales of intravenous and disposable pumps. The increase in 2007 reflects a full year of sales for the Curlin and McKinley product lines and a little over six months of sales from ZEVEX.
The comparability of our operating margins in Medical Devices is affected by first year, non-recurring purchase accounting charges for inventory step-up and backlog. In 2007 and 2006, these charges were $1.6 million and $2.6 million, respectively. Excluding these charges, operating margins would have been 12.6% in 2007 and 18.4% in 2006. The decrease in our operating margin in 2008 after considering these charges is attributable to both the product mix and sales volume of certain products. In 2008, we had lower sales of higher margin intravenous pumps. The ZEVEX acquisition also impacted the product mix with sales of lower margin enteral pumps and the administration sets used with them. The decrease in operating margins after taking out the effects of these first year, non-recurring charges in 2007 is mainly attributable to the product mix, reflecting proportionately lower sales of intravenous pumps in 2007 compared to 2006, and the addition of ZEVEX enteral pump sales in 2007 that have historically carried lower margins compared to our intravenous pump product lines.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2009 Outlook for Medical Devices - We expect sales in Medical Devices to increase 14% to $118 million in 2009 with most of the increase from administration sets, while pump sales are expected to be stable. We expect our operating margin to increase to 11.4% as a result of sales volume increases and operating efficiencies.

FINANCIAL CONDITION AND LIQUIDITY

(dollars in millions)	2008	2007	2006

Net cash provided (used) by:
Operating activities	$108	$25	$77
Investing activities	(149)	(231)	(170)
Financing activities	42	227	115

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities increased $83 million in 2008. This increase resulted from increased earnings, slower growth in working capital requirements as sales growth moderated in the fourth quarter of 2008 compared to the third quarter, lower pension contributions and higher non-cash charges. The majority of the decrease in 2007 relates to higher working capital requirements, related primarily to receivables and inventories associated with our increasing sales. Depreciation and amortization was $63 million in 2008, $52 million in 2007 and $47 million in 2006. Provisions for losses were $37 million in 2008, $21 million in 2007 and $30 million in 2006.
Investing activities
Net cash used by investing activities of $149 million in 2008 consisted principally of $92 million for capital expenditures, the $28 million investment in 40% of LTi REEnergy and $22 million for the acquisitions of PRIZM and CSA. Net cash used by investing activities of $231 million in 2007 consisted principally of $136 million used for five acquisitions and $97 million for capital expenditures. Our major cash outlays for acquisitions included $82 million for the March 2007 acquisition of ZEVEX and $41 million for the September 2007 acquisition of QuickSet. In 2006, the $170 million of net cash used by investing activities consisted primarily of $90 million for acquisitions and $84 million for capital expenditures. The major cash outlays for 2006 acquisitions were $65 million for Curlin Medical to start our Medical Devices segment and $26 million for Flo-Tork.
Over the past few years our capital expenditures have been at fairly high levels compared to our historical averages. We have invested in major program initiatives and facility expansions. We expect this level of investment to continue into 2009.
Financing activities
The decrease in cash provided by financing activities in 2008 compared to 2007 is a result of the use of our U.S. revolving credit facility to fund the ZEVEX and QuickSet acquisitions and the growth in our working capital in 2007. Net cash provided by financing activities in 2007 of $227 million principally relates to increased borrowings under our U.S. revolving credit facility. The increase in cash provided by financing activities in 2007 compared to 2006 reflects larger acquisitions and increased investments in working capital requirements to fund our sales growth. Net cash provided by financing activities in 2006 is primarily related to net proceeds of $84 million received from the sale of Class A common stock and additional borrowings under our U.S. revolving credit facility.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.
On March 14, 2008, we amended our U.S. revolving credit facility. Previously, it was a $600 million revolving credit facility that was due to mature on October 25, 2011. Our new U.S. revolving credit facility, which matures on March 14, 2013, increased our borrowing capacity to $750 million. We had an outstanding balance of $253 million on this credit facility at September 27, 2008. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 150 basis points at September 27, 2008. The U.S. revolving credit facility is secured by substantially all of our U.S. assets.
The U.S. revolving credit facility contains various covenants. The covenant for minimum net worth, defined as total shareholders’ equity adjusted to maintain the amounts of accumulated other comprehensive loss at the level in existence as of September 30, 2006 is $600 million. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt including letters of credit to EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $100 million annually. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income. We are in compliance with all covenants.
We are required to obtain the consent of lenders of the U.S. revolving credit facility before raising significant additional debt financing. In recent years, we have demonstrated our ability to secure consents to access debt markets, as demonstrated most recently by our June 2, 2008 sale of $200 million aggregate principal amount of senior subordinated notes. We have also been successful in accessing capital markets and have shown strong, consistent financial performance. We believe that we will be able to obtain additional debt or equity financing as needed.
At September 27, 2008, we had $526 million of unused borrowing capacity, including $485 million from the U.S. revolving credit facility after considering standby letters of credit.
Net debt to capitalization was 37% at September 27, 2008 and 38% at September 29, 2007.
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
Contractual Obligations and Commercial Commitments
Our significant contractual obligations and commercial commitments at September 27, 2008 are as follows:

(dollars in millions)	Payments due by period
			2010-	2012-	After
	Total	2009	2011	2013	2013

Contractual Obligations
Long-term debt	$663	$1	$4	$258	$400
Interest on long-term debt	221	28	55	54	84
Operating leases	100	21	34	24	21
Purchase obligations	504	376	75	34	19

Total contractual obligations	$1,488	$426	$168	$370	$524

In addition to the obligations in the table above, we have recorded $9 million in accordance with FASB Interpretation No. 48 (FIN 48) for unrecognized tax benefits in current liabilities, which includes $1 million of related accrued interest. We are unable to determine if and when any of those amounts will be settled, nor can we estimate any potential changes to the unrecognized tax benefits.
Interest on long-term debt consists of payments on fixed-rate debt, primarily senior subordinated notes.
Total contractual obligations exclude pension obligations. In 2009, we anticipate making pension contributions of $31 million.

(dollars in millions)	Commitments expiring by period
			2010-	2012-	After
	Total	2009	2011	2013	2013

Other Commercial Commitments
Standby letters of credit	$12	$9	$3	$—	$—

We have agreed to purchase the remaining 60% ownership in LTi REEnergy in June 2009 subject to conventional conditions of closing for a minimum amount of €12 million or $18 million using the exchange rate as of September 27, 2008.

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
Aerospace and Defense
Approximately 58% of our 2008 sales were generated in aerospace and defense markets. The military aircraft market is dependent on military spending for development and production programs. Production programs are typically long-term in nature, offering predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the F-35 Joint Strike Fighter, F/A-18E/F Super Hornet and V-22 Osprey. The large installed base of our products leads to attractive aftermarket sales and service opportunities. Aftermarket revenues are expected to continue to grow due to a number of scheduled military retrofit programs and increased flight hours resulting from increased military commitments.
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
Industrial
Approximately 34% of our 2008 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. Our opportunities for growth include:
•	demand in China to support its economic growth, particularly in power generation and steel manufacturing markets,

•	global automotive manufacturers that are upgrading their metal forming, injection molding and material test capabilities,

•	steel manufacturers seeking to reduce energy costs,

•	increasing demand for aircraft training simulators,

•	the need for precision controls on plastic injection molding machines, and

•	demand for pitch control systems for the growing wind energy market.
Medical
Approximately 8% of our 2008 sales were generated in medical markets. The medical markets we serve are influenced by population demographics, medical advances, patient demands and the need for precision control components and systems. Advances in medical technology and medical treatments have had the effect of extending the average life span, in turn resulting in greater need for medical services. These same technology and treatment advances also drive increased demand from the general population as a means to improve quality of life. Greater access to medical insurance, whether through government funded health care plans or private insurance, also increases the demand for medical services.

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2008 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During 2008, the translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $49 million compared to 2007. During 2007, the translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $29 million compared to 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. We adopted the provisions of FIN 48 on September 30, 2007. Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, we recognized the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we recognized an increase of $0.5 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the September 30, 2007 balance of retained earnings.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No.157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires entities to recognize an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet, with changes in funded status being recognized in comprehensive income in the year in which the changes occur. This requirement is effective for fiscal years ending after December 15, 2006. We have adopted these provisions of SFAS No. 158 as of September 29, 2007, the effect of which was to increase retirement liabilities by $42 million, deferred tax assets by $16 million and accumulated other comprehensive loss by $26 million. There was no impact to net earnings for the year ended September 29, 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. This requirement will result in an approximate $1.5 million decrease to retained earnings in 2009.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for the acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired or a gain from a bargain purchase. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of this statement is prohibited. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is prohibited. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to amend and expand the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we have exposures to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and forward contracts. We do not hold or issue financial instruments for trading purposes. In 2008, our derivative instruments consisted of interest rate swaps designated as cash flow hedges and foreign currency forwards.
At September 27, 2008, we had $181 million of borrowings subject to variable interest rates. On June 2, 2008, we completed the sale of $200 million aggregate principal amount of senior subordinated notes with a coupon interest rate of 7 1/4%. We used the net proceeds to repay indebtedness under our bank credit facility. As a result, during 2008, our average borrowings subject to variable interest rates was $330 million and, therefore, if interest rates had been one percentage point higher during 2008, our interest expense would have been $3 million higher. At September 27, 2008, we had a $75 million notional amount of outstanding interest rate swaps, of which $60 million matures in the first quarter of 2010 and $15 million in the second quarter of 2010. Based on the applicable margin, the interest rate swaps effectively convert this amount of variable rate debt to fixed rate debt at 5.6% through their maturities in 2010, at which time the interest will revert back to a variable rate based on LIBOR.
We have foreign currency exposure on intercompany loans. To minimize our foreign currency exposure, we have foreign currency forwards with a notional amount of $10 million outstanding at September 27, 2008.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the euro, British pound and Japanese yen. If average annual foreign exchange rates collectively weakened against the U.S. dollar by 10%, our pre-tax earnings in 2008 would have decreased by $11 million from foreign currency translation, primarily related to the euro, offset by $8 million from changes in operating margins for products sourced outside of the U.S.
We may also enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and intercompany loans and to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries.

Item 8. Financial Statements and Supplementary Data.

MOOG INC.
Consolidated Statements of Earnings

	Fiscal Years Ended
	September 27,	September 29,	September 30,
(dollars in thousands except per share data)	2008	2007	2006

NET SALES	$1,902,666	$1,558,099	$1,306,494
COST OF SALES	1,293,452	1,028,852	880,744

GROSS PROFIT	609,214	529,247	425,750
Research and development	109,599	102,603	68,886
Selling, general and administrative	294,936	252,173	213,657
Interest	37,739	29,538	21,861
Other	(1,095)	1,182	1,197

EARNINGS BEFORE INCOME TAXES	168,035	143,751	120,149
INCOME TAXES	48,967	42,815	38,803

NET EARNINGS	$119,068	$100,936	$81,346

NET EARNINGS PER SHARE
Basic	$2.79	$2.38	$2.01
Diluted	$2.75	$2.34	$1.97
WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	42,604,268	42,429,711	40,558,717
Diluted	43,256,888	43,149,481	41,247,689

See accompanying Notes to Consolidated Financial Statements.

MOOG INC.
Consolidated Balance Sheets

	September 27,	September 29,
(dollars in thousands except per share data)	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,814	$83,856
Receivables	517,361	431,978
Inventories	408,295	359,250
Deferred income taxes	53,102	46,789
Prepaid expenses and other current assets	24,813	14,978

TOTAL CURRENT ASSETS	1,090,385	936,851
PROPERTY, PLANT AND EQUIPMENT, net	428,120	386,813
GOODWILL	560,735	538,433
INTANGIBLE ASSETS, net of accumulated amortization of $45,060 in 2008 and $30,802 in 2007	74,755	81,916
OTHER ASSETS	73,252	62,166

TOTAL ASSETS	$2,227,247	$2,006,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$7,579	$3,354
Current installments of long-term debt	1,487	2,537
Accounts payable	128,723	113,942
Accrued salaries, wages and commissions	107,076	97,034
Customer advances	41,507	34,224
Contract loss reserves	20,536	12,362
Other accrued liabilities	70,185	56,775

TOTAL CURRENT LIABILITIES	377,093	320,228
LONG-TERM DEBT, excluding current installments
Senior debt	261,922	411,543
Senior subordinated notes	400,072	200,089
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	108,072	113,354
DEFERRED INCOME TAXES	80,754	80,419
OTHER LONG-TERM LIABILITIES	4,924	3,334

TOTAL LIABILITIES	1,232,837	1,128,967

COMMITMENTS AND CONTINGENCIES (Note 16)	—	—
SHAREHOLDERS’ EQUITY
Common stock — par value $1.00
Class A — Authorized 100,000,000 shares
Issued 40,793,523 and outstanding 38,685,574 shares at September 27, 2008
Issued 40,739,556 and outstanding 38,327,731 shares at September 29, 2007	40,794	40,740
Class B — Authorized 20,000,000 shares. Convertible to Class A on a one-for-one basis
Issued 7,811,190 and outstanding 3,997,799 shares at September 27, 2008
Issued 7,865,157 and outstanding 4,197,350 shares at September 29, 2007	7,811	7,865
Additional paid-in capital	311,159	301,778
Retained earnings	688,585	570,063
Treasury shares	(40,607)	(39,873)
Stock Employee Compensation Trust	(22,179)	(15,928)
Accumulated other comprehensive income	8,847	12,567

TOTAL SHAREHOLDERS’ EQUITY	994,410	877,212

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,227,247	$2,006,179

See accompanying Notes to Consolidated Financial Statements.

MOOG INC.
Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
	September 27,	September 29,	September 30,
(dollars in thousands)	2008	2007	2006

COMMON STOCK
Beginning of year	$48,605	$48,605	$45,730
Sale of Class A Common Stock	—	—	2,875

End of year	48,605	48,605	48,605

ADDITIONAL PAID-IN CAPITAL
Beginning of year	301,778	292,565	187,025
Sale of Class A Common Stock, net of issuance costs	—	—	81,622
Issuance of treasury shares at more than cost, including $12,616 for the acquisition of McKinley Medical in 2006	3,906	1,086	15,919
Equity-based compensation expense	4,551	3,299	3,482
Adjustment to market — SECT, and other	924	4,828	4,517

End of year	311,159	301,778	292,565

RETAINED EARNINGS
Beginning of year	570,063	469,127	387,781
Net earnings	119,068	100,936	81,346
Adjustment for Adoption of FIN 48	(546)	—	—

End of year	688,585	570,063	469,127

TREASURY SHARES, AT COST*
Beginning of year	(39,873)	(40,354)	(42,916)
Shares issued as consideration for purchase of McKinley Medical (2006 - 445,730)	—	—	2,377
Shares issued related to options (2008 - 363,784 Class A shares; 2007 - 185,437 Class A shares; 2006 - 342,695 Class A shares)	1,940	989	1,828
Shares purchased (2008 - 59,908 Class A shares; 2007 - 13,019 Class A shares; 2006 - 51,900 Class A shares)	(2,674)	(508)	(1,643)

End of year	(40,607)	(39,873)	(40,354)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)**
Beginning of year	(15,928)	(14,652)	(12,952)
Sale of SECT stock to RSP Plan (2008 - 21,527 Class B shares; 2007 - 70,900 Class B shares; 2006 - 75,350 Class B shares)	942	2,930	2,386
Purchase of SECT stock (2008 - 167,111 Class B shares; 2007 - 14,108 Class B shares; 2006 - 47,350 Class B shares)	(7,530)	(559)	(1,599)
Adjustment to market — SECT	337	(3,647)	(2,487)

End of Year	(22,179)	(15,928)	(14,652)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of year	12,567	7,565	(43,631)
Other comprehensive (loss) income	(3,720)	30,890	51,196
Initial adjustment to adopt SFAS No. 158, net of income taxes of $16,409	—	(25,888)	—

End of year	8,847	12,567	7,565

TOTAL SHAREHOLDERS’ EQUITY	$994,410	$877,212	$762,856

COMPREHENSIVE INCOME
Net earnings	$119,068	$100,936	$81,346
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,854)	29,047	7,568
Retirement liability adjustment	(357)	1,929	44,230
Accumulated (loss) on derivatives adjustment	(509)	(86)	(602)

COMPREHENSIVE INCOME	$115,348	$131,826	$132,542

*	Class A Common Stock in treasury: 2,107,949 shares at September 27, 2008; 2,411,825 shares at September 29, 2007; 2,584,243 shares at September 30, 2006.

Class B Common Stock in treasury: 3,305,971 shares at September 27, 2008, September 29, 2007 and September 30, 2006.

**	Class B Common Stock in SECT: 507,420 shares at September 27, 2008; 361,836 shares at September 29, 2007; 418,628 shares at September 30, 2006.

The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.
See accompanying Notes to Consolidated Financial Statements.

MOOG INC.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	September 27,	September 29,	September 30,
(dollars in thousands)	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$119,068	$100,936	$81,346
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	48,065	40,226	36,239
Amortization	15,311	11,867	10,838
Provisions for non-cash losses on contracts, inventories and receivables	36,563	20,755	30,230
Deferred income taxes	(5,698)	(545)	15,715
Equity-based compensation expense	4,551	3,299	3,482
Other	1,507	(116)	100
Change in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(79,302)	(72,848)	(26,082)
Inventories	(62,439)	(64,737)	(64,468)
Other assets	(3,190)	(943)	(4,355)
Accounts payable and accrued liabilities	16,653	(1,112)	18,753
Other liabilities	10,122	(12,994)	(12,881)
Customer advances	6,681	1,296	(12,042)

NET CASH PROVIDED BY OPERATING ACTIVITIES	107,892	25,084	76,875

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(22,383)	(136,291)	(90,138)
Investment in LTi REEnergy Gmbh	(28,288)	—	—
Purchases of property, plant and equipment	(91,761)	(96,960)	(83,555)
Other	(6,448)	2,371	4,022

NET CASH USED IN INVESTING ACTIVITIES	(148,880)	(230,880)	(169,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from notes payable	(709)	(15,707)	4,076
Proceeds from revolving lines of credit	450,705	666,209	298,100
Payments on revolving lines of credit	(599,705)	(400,209)	(262,000)
Proceeds from issuance of long-term debt, other than senior subordinated notes	—	—	2,390
Payments on long-term debt, other than senior subordinated notes	(1,933)	(28,690)	(17,616)
Proceeds from senior subordinated notes, net of issuance costs	196,393	—	—
Proceeds from sale of Class A Common Stock, net of issuance costs	—	—	84,497
Proceeds from sale of treasury stock	5,846	2,075	5,131
Purchase of outstanding shares for treasury	(2,674)	(508)	(1,643)
Proceeds from sale of stock held by Stock Employee Compensation Trust	942	2,930	2,386
Purchase of stock held by Stock Employee Compensation Trust	(7,530)	(559)	(1,599)
Excess tax benefits from equity-based payment arrangements	1,137	1,147	1,243
Other	—	(17)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,472	226,671	114,965

Effect of exchange rate changes on cash and cash equivalents	1,474	5,160	1,902

INCREASE IN CASH AND CASH EQUIVALENTS	2,958	26,035	24,071
Cash and cash equivalents at beginning of year	83,856	57,821	33,750

Cash and cash equivalents at end of year	$86,814	$83,856	$57,821

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$35,402	$27,627	$21,074
Income taxes, net of refunds	50,555	41,066	31,775
Non-cash investing and financing activities:
Treasury shares issued as consideration for purchase of McKinley Medical	$—	$—	$14,993
Unsecured notes issued as partial consideration for acquisitions	5,000	2,850	12,000
Equipment acquired under capital leases	72	28	—

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
Fiscal Year: Our fiscal year ends on the Saturday in September or October that is closest to September 30. The consolidated financial statements include 52 weeks for the years ended September 27, 2008, and September 29, 2007 and 53 weeks for the year ended September 30, 2006. While management believes this affects the comparability of financial statements presented, the impact has not been determined.
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
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.
Revenue Recognition: We recognize revenue using either the percentage of completion method for contracts or as units are delivered or services are performed.
Percentage of completion method for contracts: Revenue representing 32% of 2008 sales was accounted for using the percentage of completion, cost-to-cost method of accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” This method of revenue recognition is predominately used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are primarily with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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

Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for 2008, 2007 and 2006.
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
As units are delivered or services are performed: In 2008, 68% of our sales were recognized as units were delivered or as service obligations were satisfied in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” Revenue is recognized when the risks and rewards of ownership and title to the product are transferred to the customer. When engineering or similar services are performed, revenue is recognized upon completion of the obligation including any delivery of engineering drawings or technical data. This method of revenue recognition is predominately used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity. Profits are recorded as costs are relieved from inventory and charged to cost of sales and as revenue is recognized. Inventory costs include all product-manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations.
Shipping and Handling Costs: Shipping and handling costs are included in cost of sales.
Research and Development: Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation.
Bid and Proposal Costs: Bid and proposal costs are expensed as incurred and classified as selling, general and administrative expenses.
Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2008	2007	2006

Basic weighted-average shares outstanding	42,604,268	42,429,711	40,558,717
Dilutive effect of equity-based awards	652,620	719,770	688,972

Diluted weighted-average shares outstanding	43,256,888	43,149,481	41,247,689

Equity-Based Compensation: Equity-based compensation expense is included in selling, general and administrative expenses.

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
Goodwill and Acquired Intangible Assets: We test goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. There were no impairment charges recorded in 2008, 2007 or 2006.
Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. There were no identifiable intangible assets with indefinite lives at September 27, 2008.
Impairment of Long-Lived Assets: Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows. There were no impairment charges recorded in 2008, 2007 or 2006.
Product Warranties: In the ordinary course of business, we warrant our products against defect in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2008	2007	2006

Warranty accrual at beginning of year	$7,123	$5,968	$4,733
Additions from acquisitions	100	196	—
Warranties issued during current period	7,971	7,049	6,594
Reductions for settling warranties	(5,533)	(6,416)	(5,488)
Foreign currency translation	354	326	129

Warranty accrual at end of year	$10,015	$7,123	$5,968

Financial Instruments: Our financial instruments consist primarily of cash and cash equivalents, receivables, notes payable, accounts payable, long-term debt, interest rate swaps and foreign currency forwards. The carrying values for our financial instruments approximate fair value with the exception at times of long-term debt. See Note 7 for fair value of long-term debt. We do not hold or issue financial instruments for trading purposes.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurement. SFAS No.157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158. “Employers’ Accounting for defined benefit pension and other postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement requires entities to recognize an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet, with changes in funded status being recognized in comprehensive income in the year in which the changes occur. This requirement is effective for fiscal years ending after December 15, 2006. We have adopted these provisions of SFAS No. 158 as of September 29, 2007, the effect of which was to increase retirement liabilities by $42,297, deferred tax assets by $16,409 and accumulated other comprehensive loss by $25,888. There was no impact to net earnings for the year ended September 29, 2007. This statement also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. This requirement will result in an approximate $1,500 decrease to retained earnings in 2009.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for the acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired or a gain from a bargain purchase. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of this statement is prohibited. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption of this statement is prohibited. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to amend and expand the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.
Note 2 — Acquisitions and Equity investment
On June 4, 2008, we acquired a 40% ownership in LTi REEnergy GmbH for cash of $28,288. LTi REEnergy specializes in the design and manufacture of servo controllers as well as complete drive systems for electric rotor blade controls for wind turbines. Annual sales for the twelve months preceding the transaction were approximately $85,000. We are accounting for this investment using the equity method of accounting with our net investment reflected in other assets on the balance sheet. We expect to acquire the remaining 60% of the company in June 2009 subject to conventional conditions of closing. Our 40% share of the earnings of LTi REEnergy subsequent to the date of the investment was $874 and is included in the operating results of our Industrial Systems segment.
All of our acquisitions are accounted for under the purchase method for business combinations and, accordingly, the results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On May 2, 2008, we acquired CSA Engineering, Inc. The purchase price, net of cash acquired, was $15,277, which was financed with credit facility borrowings, and a $2,000 unsecured note to the sellers due June 30, 2009. CSA designs and supplies systems for vibration suppression, precision motion control and dynamic testing of structures for the aerospace and defense markets. CSA’s specialized applications include satellite payload isolation systems, ground based test systems for space and missile hardware, tuned mass dampers for vibration control and a jitter reduction control system for the Airborne Laser optical bench. Sales in the most recent calendar year were approximately $14,000. The acquisition is included as part of our Space and Defense Controls segment.
On November 20, 2007, we acquired PRIZM Advanced Communication Electronics Inc. The purchase price, net of cash acquired, was $12,000, which was financed with credit facility borrowings and issuance of $3,000 of unsecured notes to the sellers due on March 31, 2009. PRIZM specializes in the design of fiber optic and wireless video and data multiplexers used in commercial and military subsea markets for oil and gas exploration, terrestrial robots and remote sensing applications. This acquisition is included as part of our Components segment.
On September 12, 2007, we acquired QuickSet International, Inc. The purchase price, net of cash acquired, was $41,114, which was financed with credit facility borrowings. QuickSet is a manufacturer of precision positioning systems and pan and tilt mechanisms. QuickSet’s products are used to position surveillance cameras, thermal imagers, sensors and communication antennae for military, homeland security and commercial surveillance for securing national borders, commercial ports, strategic missile silos and military protection systems. This acquisition is principally included as part of our Space and Defense Controls segment and will contribute to growth in our defense controls market and accelerate our business development in homeland security. Annual sales for the twelve months preceding the acquisition were approximately $22,000. During 2008, we completed our purchase price allocation for the acquisition and, as a result, goodwill increased by $2,300 and intangible assets decreased by $2,081.
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
On August 24, 2006, we acquired McKinley Medical by issuing 445,725 shares of Moog Class A common stock valued at $14,993 and $550 in cash. McKinley Medical designs, assembles and distributes disposable pumps and accessories used principally to administer therapeutic drugs for chemotherapy and antibiotic applications and post-operative medication for pain management. This acquisition further expands our participation in medical markets within our Medical Devices segment.
On April 7, 2006, we acquired Curlin Medical and affiliated companies. The adjusted purchase price was $77,056, which was financed with credit facility borrowings of $65,056 and a $12,000 unsecured note held by the sellers, which was paid on April 9, 2007. Curlin Medical is a manufacturer of infusion pumps that provide controlled delivery of therapeutic drugs to patients. This acquisition formed our newest segment, Medical Devices.
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
Our purchase price allocations for our current year acquisitions are substantially complete.

Note 3 — Receivables
Receivables consist of:

	September 27,	September 29,
	2008	2007

Accounts receivable	$234,785	$207,405
Long-term contract receivables:
Amounts billed	65,531	52,830
Unbilled recoverable costs and accrued profits	208,894	170,458

Total long-term contract receivables	274,425	223,288
Other	11,500	4,371

Total receivables	520,710	435,064
Less allowance for doubtful accounts	(3,349)	(3,086)

Receivables	$517,361	$431,978

Long-term contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts and commercial aircraft and satellite manufacturers. Amounts billed under long-term contracts to the U.S. Government were $17,164 at September 27, 2008 and $11,475 at September 29, 2007. Unbilled recoverable costs and accrued profits under long-term contracts to be billed to the U.S. Government were $9,008 at September 27, 2008 and $9,673 at September 29, 2007. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Approximately 75% of unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.
There are no material amounts of claims or unapproved change orders included in the balance sheet. Balances billed but not paid by customers under retainage provisions are not material.
Concentrations of credit risk on receivables are limited to those from significant customers that are believed to be financially sound. Receivables from Boeing were $92,127 at September 27, 2008 and $74,509 at September 29, 2007. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.

Note 4 — Inventories
Inventories, net of reserves, consist of:

	September 27,	September 29,
	2008	2007

Raw materials and purchased parts	$150,984	$121,622
Work in process	203,331	183,810
Finished goods	53,980	53,818

Inventories	$408,295	$359,250

Note 5 — Property, Plant and Equipment
Property, plant and equipment consists of:

	September 27,	September 29,
	2008	2007

Land	$23,269	$23,395
Buildings and improvements	263,817	239,345
Machinery and equipment	540,840	485,193

Property, plant and equipment, at cost	827,926	747,933
Less accumulated depreciation and amortization	(399,806)	(361,120)

Property, plant and equipment	$428,120	$386,813

Assets under capital leases included in property, plant and equipment are summarized as follows:

	September 27,	September 29,
	2008	2007

Assets under capital leases, at cost	$4,168	$4,153
Less accumulated amortization	(621)	(518)

Net assets under capital leases	$3,547	$3,635

Note 6 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for 2008, 2007 and 2006 are as follows:

		Space and
	Aircraft	Defense	Industrial		Medical
	Controls	Controls	Systems	Components	Devices	Total

Balance at September 24, 2005	$103,749	$45,664	$82,496	$146,296	$—	$378,205
Acquisitions	—	4,142	6,215	—	63,483	73,840
Adjustments to prior year acquisitions	28	—	(129)	(4,561)	—	(4,662)
Foreign currency translation	49	—	2,534	1,005	—	3,588

Balance at September 30, 2006	103,826	49,806	91,116	142,740	63,483	450,971
Acquisitions	—	17,740	3,489	7,448	47,473	76,150
Adjustments to prior year acquisitions	—	—	63	—	1,126	1,189
Foreign currency translation	72	—	6,797	3,254	—	10,123

Balance at September 29, 2007	103,898	67,546	101,465	153,442	112,082	538,433
Acquisitions	—	12,082	—	8,333	—	20,415
Adjustments to prior year acquisitions	—	2,162	138	197	(117)	2,380
Foreign currency translation	27	—	735	(1,255)	—	(493)

Balance at September 27, 2008	$103,925	$81,790	$102,338	$160,717	$111,965	$560,735

The components of acquired intangible assets are as follows:

	September 27, 2008		September 29, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer-related	$67,246	$(23,506)	$64,556	$(15,181)
Technology-related	33,238	(10,650)	30,560	(6,482)
Marketing-related	16,719	(8,543)	15,229	(7,031)
Artistic-related	25	(17)	25	(15)

Acquired intangible assets	$117,228	$(42,716)	$110,370	$(28,709)

All acquired intangible assets other than goodwill are being amortized. Customer-related intangible assets primarily consist of customer relationships. Technology-related intangible assets primarily consist of technology, patents, intellectual property and engineering drawings. Marketing-related intangible assets primarily consist of trademarks, trade names and non-compete agreements.
The weighted-average amortization period is eight years for customer-related, technology-related and marketing-related intangible assets and ten years for artistic-related intangible assets. In total, these intangible assets have a weighted-average life of eight years. Amortization of acquired intangible assets was $14,017 in 2008, $10,657 in 2007 and $8,636 in 2006. Based on acquired intangible assets recorded at September 27, 2008, amortization is estimated to be $12,871 in 2009, $12,559 in 2010, $12,211 in 2011, $11,546 in 2012 and $9,149 in 2013.

Note 7 — Indebtedness
Long-term debt consists of:

	September 27,	September 29,
	2008	2007

U.S. revolving credit facility	$252,500	$401,500
Other revolving credit facilities and term loans	8,931	10,298
Obligations under capital leases	1,978	2,282

Senior debt	263,409	414,080
6 1/4% senior subordinated notes	200,072	200,089
7 1/4% senior subordinated notes	200,000	—

Total long-term debt	663,481	614,169
Less current installments	(1,487)	(2,537)

Long-term debt	$661,994	$611,632

On March 14, 2008, we amended our U.S. revolving credit facility. Previously our credit facility consisted of a $600,000 revolver, which was due to mature on October 25, 2011. Our new revolving credit facility, which matures on March 14, 2013, increased our borrowing capacity to $750,000. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify minimum consolidated net worth and interest coverage and maximum leverage and capital expenditures. We are in compliance with all covenants. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 150 basis points at September 27, 2008.
In addition to our U.S. revolving credit facility, we maintain short-term credit facilities with banks throughout the world. These short-term facilities are principally demand lines subject to revision by the banks. At September 27, 2008, we had $526,363 of unused borrowing capacity, including $485,402 from the U.S. credit facility. Commitment fees are charged on some of these arrangements and on the U.S. credit facility based on a percentage of the unused amounts available and are not material.
Other revolving credit facilities and term loans and obligations under capital leases at September 27, 2008 consist of financing provided by various banks and lenders to certain subsidiaries. These loans and capital leases are being repaid through 2013 and carry interest rates ranging from 4% to 12%.
We have outstanding $200,000 aggregate principal amount of 6 1/4% senior subordinated notes due January 15, 2015, a portion of which were sold at amounts in excess of par. Interest is paid semiannually on January 15 and July 15 of each year. On June 2, 2008, we completed the sale of $200,000 aggregate principal amount of senior subordinated notes due June 15, 2018 with a coupon interest rate of 7 1/4%, with interest paid semiannually on June 15 and December 15 of each year. The net proceeds of $196,393 were used to repay indebtedness under our U.S. credit facility, thereby increasing the unused portion of the credit facility. Both the 6 1/4% and 7 1/4% senior subordinated notes are unsecured, general obligations, subordinated in right of payment to all existing and future senior indebtedness and contain normal incurrence-based covenants.
Maturities of long-term debt are $1,487 in 2009, $1,673 in 2010, $2,615 in 2011, $1,545 in 2012, $256,089 in 2013 and $400,072 thereafter.
At September 27, 2008, we had pledged assets with a net book value of $1,152,414 as security for long-term debt.
Our only financial instrument for which the carrying value at times differs from its fair value is long-term debt. At September 27, 2008, the fair value of long-term debt was $639,409 compared to its carrying value of $663,481. The fair value of long-term debt was estimated based on quoted market prices.

Note 8 — Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (AOCI). These deferred gains and losses are amortized into interest expense during the periods in which the related interest payments on the variable-rate debt affect earnings. However, to the extent the interest rate swaps are not perfectly effective in offsetting the change in the value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2008, 2007 or 2006.
At September 27, 2008, we had outstanding interest rate swaps with notional amounts totaling $75,000. Based on the applicable margin at September 27, 2008, the interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 5.6% through their maturities in 2010, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin. At September 27, 2008, the fair value of interest rate swaps was a net $976 liability, most of which is included in current liabilities.
We have foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of earnings. To minimize the foreign currency exposure, we have foreign currency forwards with a notional amount of $10,205 as of September 27, 2008. The foreign currency forwards are recorded in our balance sheet at fair value and resulting gains or losses are recorded in our statement of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At September 27, 2008, the fair value of the foreign currency forwards was a $390 liability, which was included in other accrued liabilities. At September 29, 2007, the fair value of the foreign currency forwards was a $1,047 liability, most of which was included in other accrued liabilities.

Note 9 — Employee Benefit Plans
We maintain multiple employee benefit plans, covering employees at certain locations.
Effective January 1, 2008, our qualified U.S. defined benefit pension plan was amended to freeze enrollment of new entrants. All new employees hired on or after January 1, 2008 are not eligible to participate in the pension plan and, instead, we make contributions for those employees to an employee-directed investment fund in the Moog Inc. Retirement Savings Plan (RSP), formerly known as the Moog Inc. Savings and Stock Ownership Plan (SSOP). The Company’s contributions are based on a percentage of the employee’s eligible compensation and age. These contributions are in addition to the employer match on voluntary employee contributions.
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
We have an RSP that includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the RSP can acquire our stock at market value, with Moog providing a 25% share match in 2007 and prior years. Beginning in 2008, the Company matches 25% of the first 2% of eligible compensation contributed to any investment selection. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 27, 2008, the participants in the RSP owned 956,064 Class A shares and 1,797,811 Class B shares.

The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans for 2008 and 2007 are as follows:

	U.S. Plans		Non-U.S. Plans
August 31 measurement date	2008	2007	2008	2007

Change in projected benefit obligation:
Projected benefit obligation at prior year measurement date	$382,231	$353,963	$108,104	$100,503
Service cost	16,287	15,071	3,940	3,760
Interest cost	23,623	20,825	5,806	4,969
Contributions by plan participants	—	—	731	839
Actuarial (gains) losses	(44,384)	4,559	(7,428)	(9,466)
Foreign currency exchange impact	—	—	(1,172)	10,715
Benefits paid from plan assets	(11,789)	(11,724)	(980)	(1,843)
Benefits paid by Moog	(775)	(545)	(1,797)	(1,373)
Plan amendments	—	82	—	—
Curtailment	(5,839)	—	—	—

Projected benefit obligation at measurement date	$359,354	$382,231	$107,204	$108,104

Change in plan assets:
Fair value of assets at prior year measurement date	$375,388	$311,078	$55,897	$44,834
Actual return on plan assets	(27,079)	47,967	(2,916)	2,358
Employer contributions	164	28,067	5,476	5,146
Contributions by plan participants	—	—	731	839
Benefits paid	(11,789)	(11,724)	(980)	(1,843)
Foreign currency exchange impact	—	—	(2,134)	4,563

Fair value of assets at measurement date	$336,684	$375,388	$56,074	$55,897

Funded status	$(22,670)	$(6,843)	$(51,130)	$(52,207)
Contributions made after the measurement date	6,000	—	1,416	846

Amount recognized in assets and liabilities	$(16,670)	$(6,843)	$(49,714)	$(51,361)

Amount recognized in assets and liabilities:
Prepaid benefit cost — current	$6,000	$—	$1,416	$846
Other assets — non-current	8,325	25,648	405	1,637
Accrued and long-term pension liabilities	(30,995)	(32,491)	(51,535)	(53,844)

Amount recognized in assets and liabilities	$(16,670)	$(6,843)	$(49,714)	$(51,361)

Amount recognized in accumulated other comprehensive loss, before taxes:
Prior service cost (credit)	$584	$1,627	$(324)	$(314)
Actuarial losses	41,918	38,030	5,989	7,719

Amount recognized in accumulated other comprehensive loss, before taxes	$42,502	$39,657	$5,665	$7,405

Plan assets at September 27, 2008 consist primarily of publicly traded stocks, bonds, mutual funds and $54,673 in our stock based on quoted market prices. Our stock included in plan assets consists of 149,022 shares of Class A common stock and 1,001,034 shares of Class B common stock. Our funding policy is to contribute at least the amount required by law in the respective countries.
The total accumulated benefit obligation as of the measurement date for all defined benefit pension plans was $421,577 in 2008 and $438,652 in 2007. At the measurement date in 2008, three of our plans had fair values of plan assets totaling $344,851, which exceeded their accumulated benefit obligations of $305,067. At the measurement date in 2007, three of our plans had fair values of plan assets totaling $391,218, which exceeded their accumulated benefit obligations of $326,855. The following table provides aggregate information for the other pension plans, which have projected benefit obligations or accumulated benefit obligations in excess of plan assets:

	September 27,	September 29,
August 31 measurement date	2008	2007

Projected benefit obligation	$130,439	$125,817
Accumulated benefit obligation	116,510	111,797
Fair value of plan assets	47,907	40,067

Weighted-average assumptions used to determine benefit obligations as of the measurement dates and weighted-average assumptions used to determine net periodic benefit cost for 2008, 2007 and 2006 are as follows:

	U.S. Plans			Non-U.S. Plans
August 31 measurement date	2008	2007	2006	2008	2007	2006

Assumptions for net periodic benefit cost:
Discount rate	6.2%*	6.0%	5.3%	5.3%	4.8%	4.4%
Return on assets	8.9%	8.9%	8.9%	6.2%	5.9%	5.8%
Rate of compensation increase	4.1%	3.3%	3.3%	3.4%	3.4%	3.5%

Assumptions for benefit obligations:
Discount rate	7.3%	6.3%	6.0%	6.0%	5.3%	4.8%
Rate of compensation increase	4.1%	4.1%	3.3%	3.5%	3.4%	3.4%

*	As a result of the plan curtailment on the qualified plan, the discount rate used for determining expense from April 1, 2008 to August 31, 2008 was 6.0%. This was changed from the 6.3% rate that was used in the first part of the year.
Pension expense for all plans for 2008, 2007 and 2006, including costs for various defined contribution plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	2008	2007	2006	2008	2007	2006

Service cost	$16,287	$15,071	$16,227	$3,940	$3,760	$3,626
Interest cost	23,623	20,825	18,747	5,806	4,969	4,116
Expected return on plan assets	(30,122)	(25,493)	(21,873)	(3,637)	(2,902)	(2,282)
Amortization of prior service cost (credit)	973	1,093	1,117	(40)	(37)	(38)
Amortization of actuarial loss	3,090	4,532	8,544	324	835	1,122
Curtailment loss	70	—	—	—	—	—

Pension expense for defined benefit plans	13,921	16,028	22,762	6,393	6,625	6,544
Pension expense for defined contribution plans	3,029	1,632	1,119	2,054	1,628	942

Total pension expense	$16,950	$17,660	$23,881	$8,447	$8,253	$7,486

The estimated net prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for pension plans in 2009 are $254 and $1,372, respectively.
Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In determining the return on assets assumption, we consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. The allocation of Plan assets is as follows:

	U.S. Plans			Non-U.S. Plans
		2008	2007		2008	2007
	Target	Actual	Actual	Target	Actual	Actual

Asset Category:
Equity	40% - 85%	80%	82%	40% - 60%	51%	56%
Debt	15% - 30%	20%	18%	40% - 50%	44%	42%
Real estate and other	0% - 30%	0%	0%	0% - 10%	5%	2%

Benefits expected to be paid from U.S. plans are $15,561 in 2009, $17,593 in 2010, $18,948 in 2011, $20,380 in 2012, $21,864 in 2013 and $138,413 for the five years thereafter. Benefits expected to be paid from the non-U.S. plans are $2,948 in 2009, $3,246 in 2010, $3,468 in 2011, $4,110 in 2012, $4,082 in 2013 and $33,362 for the five years thereafter.
We presently anticipate contributing approximately $24,000 to the U.S. plans and $6,823 to the non-U.S. plans in 2009.
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $20,050, $17,800 and $16,524 in 2008, 2007 and 2006, respectively.
We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The transition obligation is being expensed over 20 years through 2013. The changes in the accumulated benefit obligation of this unfunded plan for 2008 and 2007 are shown in the following table.

	September 27,	September 29,
August 31 measurement date	2008	2007

Change in Accumulated Postretirement Benefit Obligation (APBO):
APBO at prior year measurement date	$20,627	$20,767
Service cost	428	401
Interest cost	1,249	1,204
Contributions by plan participants	1,648	1,577
Benefits paid	(3,501)	(2,939)
Actuarial (gains)	(446)	(514)
Retiree drug subsidy receipts	134	131

APBO at measurement date	$20,139	$20,627

Funded status	$(20,139)	$(20,627)

Accrued postretirement benefit liability	$(20,139)	$(20,627)

Amount recognized in accumulated other comprehensive loss, before taxes:
Transition obligation	$1,973	$2,367
Prior service cost	504	790
Actuarial losses	5,605	6,498

Amount recognized in accumulated other comprehensive loss, before taxes	$8,082	$9,655

The cost of the postretirement benefit plan is as follows:

	2008	2007	2006

Service cost	$428	$401	$352
Interest cost	1,249	1,204	961
Amortization of transition obligation	394	394	394
Amortization of prior service cost	286	286	286
Amortization of actuarial loss	447	521	381

Net periodic postretirement benefit cost	$2,804	$2,806	$2,374

The estimated transition obligation, prior service cost and actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost in 2009 are $394, $267 and $385, respectively.
As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 7.0% in 2008, 6.3% in 2007 and 6.0% in 2006. As of the measurement date, the assumed discount rate used in the accounting for the net periodic postretirement benefit cost was 6.3% in 2008, 6.0% in 2007 and 5.3% in 2006.
For measurement purposes, a 9%, 7% and 10% annual rate of increase in the per capita cost of medical and drug costs before age 65, medical costs after age 65 and drug costs after age 65, respectively, were assumed for 2009, all gradually decreasing to 5% for 2018 and years thereafter. A one percentage point increase in this rate would increase our accumulated postretirement benefit obligation as of the measurement date in 2008 by $1,049, while a one percentage point decrease in this rate would decrease our accumulated postretirement benefit obligation by $957. A one percentage point increase or decrease in this rate would not have a material effect on the total service cost and interest cost components of the net periodic postretirement benefit cost.

Note 10 — Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2008	2007	2006

Earnings before income taxes:
Domestic	$76,714	$82,968	$73,981
Foreign	92,400	60,529	47,100
Eliminations	(1,079)	254	(932)

Total	$168,035	$143,751	$120,149

Computed expected tax expense	$58,812	$50,313	$42,052
Increase (decrease) in income taxes resulting from:
Foreign tax rates	(2,306)	(3,413)	(2,862)
Export and manufacturing incentives	(1,400)	(2,140)	(2,118)
State taxes, net of federal benefit	1,850	2,442	2,612
Change in enacted tax rates	(794)	863	(321)
Foreign and R&D tax credits	(6,971)	(4,860)	(2,448)
Change in valuation allowance for deferred taxes	(336)	(656)	2,433
Other	112	266	(545)

Income taxes	$48,967	$42,815	$38,803

Effective income tax rate	29.1%	29.8%	32.3%

At September 27, 2008, subsidiaries in Luxembourg and The Netherlands had net operating loss carryforwards totaling $30,422. These loss carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries. The change in the valuation allowance relates to net operating loss carryforwards and state investment tax credits reflecting recent and projected financial performance, tax planning strategies and statutory tax carryforward periods.
No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($358,522 at September 27, 2008) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to us.
The components of income taxes are as follows:

	2008	2007	2006

Current:
Federal	$23,291	$21,365	$6,901
Foreign	28,017	18,277	14,299
State	3,357	3,718	1,888

Total current	54,665	43,360	23,088

Deferred:
Federal	(3,977)	238	13,061
Foreign	(1,211)	(822)	524
State	(510)	39	2,130

Total deferred	(5,698)	(545)	15,715

Income taxes	$48,967	$42,815	$38,803

The tax effects of temporary differences that generated deferred tax assets and liabilities are detailed in the following table. Realization of deferred tax assets is dependent in part, upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making its assessment of the recoverability of deferred tax assets.

	September 27,	September 29,
	2008	2007

Deferred tax assets:
Benefit accruals	$56,827	$34,116
Contract loss reserves not currently deductible	6,886	3,710
Tax benefit carryforwards	10,670	13,842
Inventory	17,330	15,860
Other accrued expenses	8,781	7,731

Total gross deferred tax assets	100,494	75,259
Less valuation allowance	(7,957)	(9,374)

Total net deferred tax assets	92,537	65,885

Deferred tax liabilities:
Differences in bases and depreciation of property, plant and equipment	100,191	93,188
Pension	17,778	1,044
Other	475	1,253

Total gross deferred tax liabilities	118,444	95,485

Net deferred tax liabilities	$(25,907)	$(29,600)

Net deferred tax assets and liabilities are included in the balance sheet as follows:

	September 27,	September 29,
	2008	2007

Current assets	$53,102	$46,789
Other assets	6,062	6,898
Other accrued liabilities	(4,317)	(2,868)
Long-term liabilities	(80,754)	(80,419)

Net deferred tax liabilities	$(25,907)	$(29,600)

We adopted the provisions of FIN 48 as of September 30, 2007 and as a result recorded unrecognized tax benefits of $1,264 which, if ultimately recognized, will reduce our annual effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

Unrecognized tax benefits as of September 30, 2007		$1,264
Increases as a result of tax positions taken prior to 2008		4,370
Increases as a result of tax positions taken in 2008		2,133
Reductions as a result of lapse of statue of limitations		(137)

Unrecognized tax benefits as of September 27, 2008		$7,630

We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005. The statute of limitations in several jurisdictions will expire in the next twelve months and we have unrecognized tax benefits of $1,719, which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
We accrue interest and penalties related to unrecognized tax benefits to income tax expense for all periods presented. We accrued $188 for the payment of interest and penalties at September 30, 2007. We expensed an additional $736 of interest for the year ended September 27, 2008 and have $924 of accrued interest and penalties at September 27, 2008.

Note 11 — Shareholders’ Equity
Class A and Class B common stock share equally in our earnings, and are identical with certain exceptions. Other than on matters relating to the election of directors or as required by law where the holders of Class A and Class B shares vote as separate classes, Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 53,967 in 2008, 69,027 in 2007 and 68,181 in 2006.
Class A shares reserved for issuance at September 27, 2008 are as follows:

Shares

Conversion of Class B to Class A shares	7,811,190
2008 Stock Appreciation Rights Plan	2,000,000
2003 Stock Option Plan	1,173,834
1998 Stock Option Plan	588,181

Class A shares reserved for issuance	11,573,205

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

Note 12 — Equity-Based Compensation
We have equity-based compensation plans that authorize the issuance of equity-based awards for shares of Class A common stock to directors, officers and key employees. Equity-based compensation grants are designed to reward long-term contributions to Moog and provide incentives for recipients to remain with Moog.
Equity-based compensation expense is based on share-based payment awards that are ultimately expected to vest. Vesting requirements vary for directors, officers and key employees. In general, options granted to outside directors vest one year from the date of grant, options granted to officers vest on various schedules, options granted to key employees vest in equal annual increments over a five-year period from the date of grant and stock appreciation rights (SARs) granted to officers and key employees vest in equal annual installments over a three-year period from the date of grant.
The fair value of equity-based awards granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options was $14.26, $12.32 and $11.22 for options granted during 2008, 2007 and 2006, respectively. The weighted-average fair value of the SARs was $16.89 for those awarded in 2008. The following table provides the range of assumptions used to value equity-based awards granted during 2008, 2007 and 2006.

	2008	2007	2006

Expected volatility	27% - 32%	27% - 32%	27% - 35%
Risk-free rate	2.5% - 3.7%	4.5% - 4.6%	4.4% - 4.5%
Expected dividends	0%	0%	0%
Expected term	3-7 years	3-7 years	3-10 years

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
The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A common stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A common stock. Under the terms of the plans, options may be either incentive or non-qualified. Options issued as of September 27, 2008 consisted of both incentive options and non-qualified options. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. Options become exercisable over periods not exceeding ten years.
Shares under options are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic
1998 Stock Option Plan	Options	Price	Contractual Life	Value

Outstanding at September 24, 2005	1,303,921	$11.56
Exercised in 2006	(281,945)	12.54

Outstanding at September 30, 2006	1,021,976	11.30
Exercised in 2007	(172,645)	9.95

Outstanding at September 29, 2007	849,331	11.58
Exercised in 2008	(261,150)	10.69

Outstanding at September 27, 2008	588,181	$11.97	3.3 years	$18,668

Exercisable at September 27, 2008	361,963	$10.43	2.8 years	$12,046

		Weighted-	Weighted-
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic
2003 Stock Option Plan	Options	Price	Contractual Life	Value

Outstanding at September 24, 2005	585,222	$26.85
Granted in 2006	236,266	28.94
Exercised in 2006	(60,750)	26.29

Outstanding at September 30, 2006	760,738	27.49
Granted in 2007	260,516	36.67
Exercised in 2007	(12,787)	28.01

Outstanding at September 29, 2007	1,008,467	29.86
Granted in 2008	266,054	42.46
Exercised in 2008	(102,629)	29.31

Outstanding at September 27, 2008	1,171,892	$32.73	7.4 years	$12,870

Exercisable at September 27, 2008	174,462	$28.11	6.3 years	$2,722

Total Stock Option Plans

Outstanding at September 27, 2008	1,760,073	$25.79

Exercisable at September 27, 2008	536,425	$16.18

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of Class A common stock of $43.71 as of September 27, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of options exercised in the 1998 Plan during 2008, 2007 and 2006 was $8,731, $5,070 and $5,858, respectively. The intrinsic value of options exercised in the 2003 Plan during 2008, 2007, and 2006 was $1,588, $164, and $486, respectively.
The total fair value of shares in the 1998 Plan that vested during 2008, 2007 and 2006 was $753, $601 and $1,700, respectively. The total fair value of shares in the 2003 Plan that vested during 2008, 2007 and 2006 was $1,391, $755 and $973, respectively.
As of September 27, 2008, total unvested compensation expense associated with stock options amounted to $6,707 and will be recognized over a weighted-average period of two years.
On January 9, 2008, shareholders approved the 2008 Stock Appreciation Rights Plan. The 2008 Stock Appreciation Rights Plan authorizes the issuance of 2,000,000 SARs, which represent the right to receive shares of Class A common stock. Under the terms of the plan, the SARs are non-qualified for U.S. Federal income taxes. The exercise price of the SARs, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. The number of shares received upon exercise of a SAR is equal in value to the difference between the fair market value of the Class A common stock on the exercise date and the exercise price of the SAR. The term of a SAR may not exceed ten years from the grant date. The following table summarizes SARs activity under the plan as of September 27, 2008 and for the year then ended:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
2008 Stock Appreciation Rights Plan	SARs	Price	Contractual Life	Value

Granted in 2008	108,000	$43.42

Outstanding at September 27, 2008	108,000	$43.42	9.6 years	$31

Exercisable at September 27, 2008	8,000	$43.42	.9 years	$2

The weighted-average grant-date fair value of the SARs granted during the year ended September 27, 2008 was $16.89. No SARs were exercised during the year ended September 27, 2008.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of Class A common stock of $43.71 as of September 27, 2008, which would have been received by the SAR holders had all SAR holders exercised their SARs as of that date.
The total fair value of SARs that vested during 2008 was $140.
As of September 27, 2008, total unvested compensation expense associated with SARs amounted to $1,104 and will be recognized over a weighted-average period of one year.
Note 13 — Stock Employee Compensation Trust
We have a Stock Employee Compensation Trust (SECT) to assist in administering and provide funding for employee stock plans and benefit programs, including the RSP. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreement governing the SECT, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.
Note 14 — Other Comprehensive Income (Loss)
Other comprehensive income (loss), net of tax, consists of:

	2008	2007	2006

Accumulated (loss) on derivatives adjustment:
Net (decrease) increase in fair value of derivatives, net of taxes of $(497) in 2008, $1 in 2007 and $69 in 2006	$(796)	$1	$111
Net reclassification from accumulated other comprehensive income into earnings, net of taxes of $187 in 2008, $(54) in 2007 and $(447) in 2006	287	(87)	(713)

Accumulated (loss) on derivatives adjustment	(509)	(86)	(602)
Foreign currency translation adjustment	(2,854)	29,047	7,568
Retirement liability adjustment, net of taxes of $825 in 2008, $933 in 2007 and $27,398 in 2006	(357)	1,929	44,230

Other comprehensive (loss) income	$(3,720)	$30,890	$51,196

Accumulated other comprehensive income, net of tax, consists of:

	September 27,	September 29,
	2008	2007

Accumulated foreign currency translation	$44,795	$47,649
Accumulated retirement liability	(35,439)	(35,082)
Accumulated loss on derivatives	(509)	—

Accumulated other comprehensive income	$8,847	$12,567

Note 15 — Segments
Aircraft Controls. We design, manufacture and integrate primary and secondary flight controls for military and commercial aircraft and provide aftermarket support. Our systems are used in large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft. We are well positioned on both development and production programs. Typically, development programs require concentrated periods of research and development by our engineering teams and involve design, development, testing and integration. We are currently working on several large development programs including the F-35 Joint Strike Fighter, Boeing 787 Dreamliner, Airbus A400M and A350 XWB and Boeing’s extended range 747-8. Production programs are generally long-term manufacturing efforts that extend for as long as the aircraft builder receives new orders. Our large military production programs include the F/A-18E/F Super Hornet, the V-22 Osprey, the Black Hawk/Seahawk helicopter and the F-15 Eagle. Our large commercial production programs include the full line of Boeing 7-series aircraft, Airbus wide-body airplanes and a variety of business jets. Aftermarket sales, which represented 32% of 2008 sales for this segment, consist of the sale of spare and replacement parts along with repair services.
Space and Defense Controls. Space and Defense Controls provides controls for satellites and space vehicles, armored combat vehicles, launch vehicles, tactical and strategic missiles, homeland security and other defense applications. For commercial and military satellites, we design, manufacture and integrate steering and propulsion controls and controls for positioning antennae and deploying solar panels. Launch vehicles and the Space Shuttle use our steering and propulsion controls. We are also developing products for the Ares I launch vehicle and Orion crew vehicle on the Constellation Program, NASA’s replacement for the Space Shuttle. We supplied couplings, valves and actuators for the International Space Station. We design and build steering and propulsion controls for tactical and strategic missile programs and supply valves on the U.S. National Missile Defense development initiative. We design and manufacture systems for gun aiming, stabilization and automatic ammunition loading on armored combat vehicles. We also provide pan and tilt mechanisms for homeland security products.
Industrial Systems. Industrial Systems serves a global customer base across a variety of markets. Six major markets, plastics making machinery, simulation, power generation, test, metal forming and heavy industry, generate over 60% of total sales in this segment. For the plastics making machinery market, we design, manufacture and integrate systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. We supply electromechanical motion simulation bases for the flight simulation and training markets. In the power generation market, we design, manufacture and integrate complete control assemblies for fuel, steam and variable geometry control applications that include wind turbines. For the test markets, we supply controls for automotive, structural and fatigue testing. Metal forming markets use our systems to provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses our high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. Other markets include oil exploration, material handling, auto racing, carpet tufting, paper mills and lumber mills.

Components. Components serves many of the same military, aerospace, defense controls, industrial and medical equipment markets as our other segments. This segment’s three largest product categories are slip rings, fiber optic rotary joints and motors. Slip rings and fiber optic rotary joints use sliding contacts and optical technology to allow unimpeded rotation while delivering power and data through a rotating interface. They come in a range of sizes that allow them to be used in many applications that include diagnostic imaging CT scan medical equipment featuring high-speed data communications, de-icing and data transfer for rotorcraft, forward-looking infrared camera installations, radar pedestals, surveillance cameras and remotely operated vehicles for offshore oil exploration. Our motors are used in an equally broad range of markets, many of which are the same as for slip rings. Components designs and manufactures a series of miniature brushless motors that provide extremely low noise and reliable long life operation, with the largest market being sleep apnea equipment. Industrial markets use our motors for material handling, fuel cells and electric pumps. Military applications use our motors for gimbals, missiles and radar pedestals. Components’ other product lines include electromechanical actuators for military, aerospace and commercial applications, fiber optic modems that provide electrical-to-optical conversion of communication and data signals, avionic instrumentation, optical switches and resolvers.
Medical Devices. Medical Devices, formed in April 2006, is our newest segment. This segment operates within three medical devices market areas: infusion therapy, enteral clinical nutrition and sensors and surgical handpieces. For infusion therapy, our primary products are electronic ambulatory infusion pumps along with the necessary administration sets and disposable infusion pumps. Applications of these products include hydration, nutrition, patient controlled analgesia, local anesthesia, chemotherapy and antibiotics. We manufacture and distribute a complete line of portable pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for patients in their own homes, hospitals and long-term care facilities. We manufacture and distribute ultrasonic and optical sensors used to detect air bubbles and ensure accurate fluid delivery. Our surgical handpieces are used to safely fragment and aspirate tissue in common medical procedures such as cataract removal.

Segment information for the years ended 2008, 2007 and 2006 and reconciliations to consolidated amounts are as follows:

	2008	2007	2006

Net sales:
Aircraft Controls	$672,930	$586,558	$527,250
Space and Defense Controls	253,266	184,737	147,961
Industrial Systems	532,098	435,673	380,711
Components	340,941	283,282	237,578
Medical Devices	103,431	67,849	12,994

Net sales	$1,902,666	$1,558,099	$1,306,494

Operating profit and margins:
Aircraft Controls	$54,979	$61,198	$66,673
	8.2%	10.4%	2.6%
Space and Defense Controls	29,261	24,211	3,272
	11.6%	13.1%	9.0%
Industrial Systems	73,467	57,470	45,055
	13.8%	13.2%	11.8%
Components	60,644	44,530	36,869
	17.8%	15.7%	15,5%
Medical Devices	9,062	6,931	(208)
	8.8%	10.2%	(1.6%)

Total operating profit	227,413	194,340	161,661
	12.0%	12.5%	12.4%
Deductions from operating profit:
Interest expense	(37,739)	(29,538)	(21,861)
Equity-based compensation expense	(4,551)	(3,299)	(3,482)
Corporate and other expenses, net	(17,088)	(17,752)	(16,169)

Earnings before income taxes	$168,035	$143,751	$120,149

Depreciation and amortization:
Aircraft Controls	$21,604	$17,385	$16,790
Space and Defense Controls	8,361	5,497	5,485
Industrial Systems	17,090	15,767	14,752
Components	7,889	6,554	6,518
Medical Devices	7,426	6,157	2,169

	62,370	51,360	45,714
Corporate	1,006	733	1,363

Total depreciation and amortization	$63,376	$52,093	$47,077

Identifiable assets:
Aircraft Controls	$771,534	$668,287	$528,763
Space and Defense Controls	251,019	228,279	169,373
Industrial Systems	614,824	551,060	461,977
Components	354,911	314,538	279,284
Medical Devices	198,418	203,827	100,856

	2,190,706	1,965,991	1,540,253
Corporate	36,541	40,188	67,401

Total assets	$2,227,247	$2,006,179	$1,607,654

Capital expenditures:
Aircraft Controls	$48,122	$59,507	$50,588
Space and Defense Controls	11,069	7,246	4,246
Industrial Systems	23,290	21,276	22,162
Components	6,853	7,556	6,423
Medical Devices	2,499	1,403	136

Total capital expenditures	$91,833	$96,988	$83,555

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.
Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2008	2007	2006

Net sales:
United States	$1,106,647	$886,149	$755,657
Germany	118,116	97,124	82,963
United Kingdom	90,974	83,970	65,152
Japan	79,504	60,861	69,198
Other	507,425	429,995	333,524

Net sales	$1,902,666	$1,558,099	$1,306,494

Property, plant and equipment:
United States	$237,376	$221,813	$179,395
Philippines	77,011	55,953	38,902
Germany	32,702	32,981	29,378
Other	81,031	76,066	62,336

Property, plant and equipment	$428,120	$386,813	$310,011

Sales to Boeing were $172,666, $158,471 and $116,911 in 2008, 2007 and 2006, respectively, including sales to Boeing Commercial Airplanes of $76,419, $82,851 and $46,017 in 2008, 2007 and 2006, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing, were $618,118, $461,948 and $426,267 in 2008, 2007 and 2006, respectively. Sales to Boeing and the U.S. Government and its prime- or sub-contractors are made primarily from the Aircraft Controls and Space and Defense Controls segments.
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
We lease certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $22,916 in 2008, $20,921 in 2007 and $17,790 in 2006. Future minimum rental payments required under noncancelable operating leases are $21,489 in 2009, $18,634 in 2010, $15,672 in 2011, $13,297 in 2012, $10,245 in 2013 and $20,921 thereafter.
We are contingently liable for $12,098 of standby letters of credit issued by a bank to third parties on behalf of Moog at September 27, 2008. Purchase commitments outstanding at September 27, 2008 are $503,962, including $19,665 for property, plant and equipment.
We have agreed to purchase the remaining 60% ownership in LTi REEnergy in June 2009 subject to conventional conditions of closing for a minimum amount of €12,000, or $17,548 using the exchange rate as of September 27, 2008.

Note 17 — Quarterly Data — Unaudited
Net Sales and Earnings

	1st	2nd	3rd	4th
2008	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$446,407	$468,838	$496,575	$490,846	$1,902,666
Gross profit	147,630	149,635	158,491	153,458	609,214
Net earnings	27,675	28,628	31,111	31,654	119,068
Net earnings per share:
Basic	$.65	$.67	$.73	$.74	$2.79
Diluted	$.64	$.66	$.72	$.73	$2.75

	1st	2nd	3rd	4th
2007	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$355,981	$384,914	$403,789	$413,415	$1,558,099
Gross profit	120,682	128,489	141,867	138,209	529,247
Net earnings	24,064	24,487	25,576	26,809	100,936
Net earnings per share:
Basic	$.57	$.58	$.60	$.63	$2.38
Diluted	$.56	$.57	$.59	$.62	$2.34

Note: Quarterly amounts may not add to the total due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors of Moog Inc.
We have audited the accompanying consolidated balance sheets of Moog Inc. as of September 27, 2008 and September 29, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended September 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moog Inc. at September 27, 2008 and September 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective September 30, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109,” and effective September 29, 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Moog Inc.’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2008 expressed an unqualified opinion thereon.
Buffalo, New York
November 14, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2008 based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of September 27, 2008.
We completed an acquisition in fiscal year 2008, which was excluded from our management’s report on internal control over financial reporting as of September 27, 2008. On May 2, 2008, we acquired CSA Engineering, Inc., which is included in our 2008 consolidated financial statements and constituted $18.1 million and $14.9 million of total and net assets, respectively, as of September 27, 2008 and $6.0 million and $0.2 million of net sales and net earnings, respectively, for the year then ended.
Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By	ROBERT T. BRADY
Robert T. Brady
Chairman of the Board,
President, Chief Executive Officer,
and Director
(Principal Executive Officer)

By	JOHN R. SCANNELL

John R. Scannell
Vice President,
Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Shareholders and Board of Directors of Moog Inc.
We have audited Moog Inc.’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Moog Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CSA Engineering, Inc. acquired on May 2, 2008, which is included in the 2008 consolidated financial statements of Moog Inc. and constituted $18.1 million and $14.9 million of total and net assets, respectively, as of September 27, 2008 and $6.0 million and $0.2 million of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Moog Inc. also did not include an evaluation of the internal control over financial reporting of CSA Engineering Inc. acquired on May 2, 2008.
In our opinion, Moog Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Moog Inc. as of September 27, 2008 and September 29, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended September 27, 2008 of Moog Inc. and our report dated November 14, 2008 expressed an unqualified opinion thereon.
Buffalo, New York
November 14, 2008

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
Management’s Report on Internal Control over Financial Reporting.
See the report appearing under Item 8, Financial Statements and Supplemental Data on page 108 of this report.
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
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required herein with respect to our directors and certain information required herein with respect to our executive officers is incorporated by reference to the 2008 Proxy. Other information required herein is included in Item 1, Business, under “Executive Officers of the Registrant” on pages 47 and 48 of this report.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Vice President — Finance and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at 716-652-2000.

Item 11. Executive Compensation.

The information required herein is incorporated by reference to the 2008 Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference to the 2008 Proxy.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference to the 2008 Proxy.

Item 14. Principal Accountant Fees and Services.

The information required herein is incorporated by reference to the 2008 Proxy.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:
1.	Index to Financial Statements.

The following financial statements are included:
(i)	Consolidated Statements of Earnings for the years ended September 27, 2008, September 29, 2007 and September 30, 2006.

(ii)	Consolidated Balance Sheets as of September 27, 2008 and September 29, 2007.

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended September 27, 2008, September 29, 2007 and September 30, 2006.

(iv)	Consolidated Statements of Cash Flows for the years ended September 27, 2008, September 29, 2007 and September 30, 2006.

(v)	Notes to Consolidated Financial Statements.

(vi)	Reports of Independent Registered Public Accounting Firm.
2.	Index to Financial Statement Schedules.

The following Financial Statement Schedule as of and for the years ended September 27, 2008, September 29, 2007 and September 30, 2006 is included in this Annual Report on Form 10-K:

II. Valuation and Qualifying Accounts.

Schedules other than that listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.
3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:
(2)	(i)	Stock Purchase Agreement between Moog Inc., Moog Torrance Inc. and AlliedSignal Inc., incorporated by reference to exhibit 2.1 of our report on Form 8-K dated June 15, 1994.
(ii)	Asset Purchase Agreement dated as of September 22, 1996 between Moog Inc., Moog Controls Inc., International Motion Control Inc., Enidine Holdings, L.P. and Enidine Holding Inc., incorporated by reference to exhibit 2.1 of our report on Form 8-K dated October 28, 1996.

(iii)	Stock Purchase Agreement dated October 20, 1998 between Raytheon Aircraft Company and Moog Inc., incorporated by reference to exhibit 2(i) of our report on Form 8-K dated November 30, 1998.

(iv)	Asset Purchase and Sale Agreement by and between Litton Systems, Inc. and Moog Inc. dated as of August 14, 2003, incorporated by reference to exhibit 2.1 of our report on Form 8-K dated September 4, 2003.

(v)	Stock Purchase Agreement by and among Kaydon Corporation, Kaydon Corporation Limited and Kaydon Acquisition IX, Inc. and Moog Inc., Moog Controls Limited and Moog Canada Corporation dated July 26, 2005, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended June 25, 2005.

(3)	(i)	Restated Certificate of Incorporation of Moog Inc., as amended, incorporated by reference to exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended December 30, 2006.
(ii)	Restated By-laws of Moog Inc., incorporated by reference to appendix B of the proxy statement filed under Schedule 14A on December 2, 2003.
(4)	(i)	Form of Indenture between Moog Inc. and JPMorgan Chase Bank, N.A., as Trustee, dated January 10, 2005, relating to the 6 1/4% Senior Subordinated Notes due 2015, incorporated by reference to exhibit 4.1 of our report on Form 8-K dated January 5, 2005.
(ii)	First Supplemental Indenture between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005, incorporated by reference to exhibit 4.2 of our report on Form 10-K for the year ended September 24, 2005.

(iii)	Registration Rights Agreement between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005, incorporated by reference to exhibit 4.3 of our report on Form 10-K for the year ended September 24, 2005.

(iv)	Form of Indenture between Moog Inc. and Wells Fargo Bank, N.A., as Trustee, dated June 2, 2008, relating to the 7 1/4% Senior Subordinated Notes due 2018, incorporated by reference to exhibit 4.1 of our report on Form 10-Q for the quarter ended June 28, 2008.

(v)	Registration Rights Agreement between Moog Inc. and Bank of America Securities LLC, J.P. Morgan Securities Inc., HSBC Securities (USA) Inc. and Greenwich Capital Markets, Inc., dated as of June 2, 2008, incorporated by reference to exhibit 4.2 of our report or Form 10-Q for the quarter ended June 28, 2008.
(9)	(i)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of our report on Form 8-K dated December 9, 1983.
(ii)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of our report on Form 8-K dated November 30, 1988.
(10)	(i)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of our Annual Report on Form 10-K for the year ended September 28, 2002.*
(ii)	Retirement Savings Plan, formerly known as the Savings and Stock Ownership Plan, incorporated by reference to exhibit 4(b) of our Annual Report on Form 10-K for the year ended September 30, 1989.

(iii)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, incorporated by reference to exhibit 10(vii) of our Annual Report on Form 10-K for the year ended September 25, 1999.*

(iv)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978 — amended August 30, 1983, May 19, 1987, August 30, 1988, December 12, 1996, November 11, 1999 and November 29, 2001, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2002.*

(v)	1998 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 5, 1998.*

(vi)	2003 Stock Option Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on January 9, 2003.*

(vii)	Forms of Stock Option Agreements under 1998 Stock Option Plan and 2003 Stock Option Plan, incorporated by reference to exhibit 10.12 of our Annual Report on Form 10-K for the year ended September 25, 2004.*

(viii)	Moog Inc. Stock Employee Compensation Trust Agreement effective December 2, 2003, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2003.

(ix)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated November 30, 2004.*

(x)	Description of Management Profit Sharing Program, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended March 26, 2005.*

(xi)	Second Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association, Manufacturers and Traders Trust Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated as of October 25, 2006, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated October 25, 2006.

(xiii)	Amendment No. 3 to Second Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association, Manufacturers and Traders Trust Company, Bank of America, N.A and JPMorgan Chase Bank, N.A. dated as of October 25, 2006, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated March 14, 2008.

(xiv)	2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on December 10, 2007.*

(xiv)	Form of Stock Appreciation Rights Award Agreement under 2008 Stock Appreciation Rights Plan. (Filed herewith)*
*	Identifies a management contract or compensatory plan or arrangement.

(21)	Our subsidiaries.
(i)	CSA Engineering, Inc., incorporated in California, wholly-owned subsidiary

(ii)	Curlin Medical Inc., incorporated in Delaware, wholly-owned subsidiary
(a)	ZEVEX Inc., incorporated in Delaware, wholly-owned subsidiary of Curlin Medical, Inc.
(iii)	Flo-Tork Inc., incorporated in Delaware, wholly-owned subsidiary

(iv)	Moog AG, incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland

(v)	Moog Australia Pty. Ltd., incorporated in Australia, wholly-owned subsidiary

(vi)	Moog do Brasil Controles Ltda., incorporated in Brazil, wholly-owned subsidiary
(a)	Moog de Argentina Srl, incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.
(vii)	Moog Controls Corporation, incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines

(viii)	Moog Controls Hong Kong Ltd., incorporated in People’s Republic of China, wholly-owned subsidiary
(a)	Moog Motion Controls (Shanghai) Co., Ltd., incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.

(b)	Moog Control System (Shanghai) Co., Ltd., incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.
(ix)	Moog Controls (India) Private Ltd., incorporated in India, wholly-owned subsidiary

(x)	Moog Controls Ltd., incorporated in the United Kingdom, wholly-owned subsidiary
(a)	Moog Norden A.B., incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.

(b)	Moog OY, incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.

(c)	Moog Components Group Limited, incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.
(xi)	Moog Europe Holdings y Cia, S.C.S., incorporated in Spain, wholly-owned subsidiary
(a)	Moog Holding GmbH KG, a partnership organized in Germany, wholly-owned by Moog Europe Holdings y Cia, S.C.S.
(1)	Moog GmbH, incorporated in Germany, wholly-owned subsidiary of Moog Holding GmbH KG

(1.a)	Moog Italiana S.r.l., incorporated in Italy, wholly-owned subsidiary of Moog GmbH

(2)	Moog Luxembourg, Sarl, incorporated in Luxembourg, wholly-owned subsidiary of Moog Holding GmbH KG

(3)	ProControl AG, incorporated in Switzerland, wholly-owned subsidiary of Moog Holding GmbH KG

(4)	Moog FCS BV, incorporated in The Netherlands, wholly-owned subsidiary of Moog Holding GmbH KG

(4.a)	Moog FCS Limited, incorporated in the United Kingdom, wholly-owned subsidiary of Moog FCS BV
(b)	Moog Verwaltungs GmbH, incorporated in Germany, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.

(c)	Moog Ireland International Financial Services Centre Limited, incorporated in Ireland, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.

(d)	Focal Technologies Corporation, incorporated in Canada, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.
(xii)	Moog Holland Aircraft Services BV, incorporated in Holland, wholly-owned subsidiary

(xiii)	Moog Japan Ltd., incorporated in Japan, wholly-owned subsidiary

(xiv)	Moog Korea Ltd., incorporated in South Korea, wholly-owned subsidiary

(xv)	Moog Sarl, incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH

(xvi)	Moog Singapore Pte. Ltd., incorporated in Singapore, wholly-owned subsidiary
(a)	Moog Motion Controls Private Limited, incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.
(xvii)	Moog Techtron Corp. incorporated in Florida, wholly-owned subsidiary

(xviii)	QuickSet International, Inc., incorporated in Illinois, wholly-owned subsidiary

(23)	Consent of Ernst & Young LLP. (Filed herewith)

(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

MOOG Inc.
Valuation and Qualifying Accounts — Fiscal Years 2006, 2007 and 2008

(dollars in thousands)	Schedule II
		Additions			Foreign
	Balance at	charged to			exchange	Balance
	beginning	costs and			impact	at end
Description	of year	expenses	Deductions	Acquisitions	and other	of year

Fiscal year ended September 30, 2006:
Contract loss reserves	$14,121	$17,971	$17,068	$—	$65	$15,089
Allowance for doubtful accounts	2,943	1,277	1,455	—	104	2,869
Reserve for inventory valuation	44,641	10,986	8,032	—	568	48,163
Deferred tax valuation allowance	5,835	2,880	—	—	375	9,090

Fiscal year ended September 29, 2007:
Contract loss reserves	$15,089	$10,822	$13,736	$—	$187	$12,362
Allowance for doubtful accounts	2,869	1,240	1,253	—	230	3,086
Reserve for inventory valuation	48,163	8,693	3,526	—	1,827	55,157
Deferred tax valuation allowance	9,090	840	1,511	—	955	9,374

Fiscal year ended September 27, 2008:
Contract loss reserves	$12,362	$23,036	$14,848	$29	$(43)	$20,536
Allowance for doubtful accounts	3,086	1,585	929	—	(393)	3,349
Reserve for inventory valuation	55,157	11,942	4,117	—	(453)	62,529
Deferred tax valuation allowance	9,374	175	1,810	—	218	7,957

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

Date: November 25, 2008

By	ROBERT T. BRADY
Robert T. Brady
Chairman of the Board,
President, Chief Executive Officer,
and Director
(Principal Executive Officer)

By	JOHN R. SCANNELL
John R. Scannell
Vice President,
Chief Financial Officer
(Principal Financial Officer)

By	DONALD R. FISHBACK
Donald R. Fishback
Vice President,
Finance

By	JENNIFER WALTER
Jennifer Walter
Controller
(Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

By	RICHARD A. AUBRECHT	By	JOHN D. HENDRICK
	Richard A. Aubrecht		John D. Hendrick
	Director		Director

By	ROBERT R. BANTA	By	KRAIG H. KAYSER
	Robert R. Banta		Kraig H. Kayser
	Director		Director

By	RAYMOND W. BOUSHIE	By	BRIAN J. LIPKE
	Raymond W. Boushie		Brian J. Lipke
	Director		Director

By	JAMES L. GRAY	By	ROBERT H. MASKREY
	James L. Gray		Robert H. Maskrey
	Director		Director

By	JOE C. GREEN	By	ALBERT F. MYERS
	Joe C. Green		Albert F. Myers
	Director		Director

Investor Information
Reports
Shareholders receive a copy of our annual report and Form 10-K. All other public reports are available on our website or by contacting us via email, telephone or letter at:
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
The most recent certifications by our Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our Form 10-K for the fiscal year ended September 27, 2008. We have also filed with the New York Stock Exchange the most recent Annual CEO certification as required by Section 303A. 12(a) of the New York Stock Exchange Listed Company Manual.
Annual Meeting
Our Annual Meeting of Shareholders will be held on January 7, 2009 at the Albright-Knox Art Gallery, 1285 Elmwood Avenue, Buffalo, New York. Proxy cards can be voted by internet, telephone or letter.
Stock Exchange
Our two classes of common shares are traded on the New York Stock Exchange under the ticker symbols MOG.A and MOG.B. We have filed our certification pursuant to Section 303A.12(a) of the NYSE during the period ended September 27, 2008.
Financial Mailing List
Shareholders who hold Moog stock in the names of their brokers or bank nominees but wish to receive information directly from us should contact Investor Relations at Moog.
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