Form 10-Q
period 2008-12-27
MOOG INC
filed 2009-02-04
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           December 27, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of each class of common stock as of January 29, 2009 was:
Class A common stock, $1.00 par value 38,506,449 shares
Class B common stock, $1.00 par value 4,039,768 shares

MOOG  INC.
QUARTERLY REPORT ON FORM 10-Q

PART I     FINANCIAL INFORMATION

Item 1.     Financial Statements.

MOOG INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	December 27,	September 27,
(dollars in thousands)	2008	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$118,417	$86,814
Receivables	484,748	517,361
Inventories	425,366	408,295
Other current assets	84,904	77,915

TOTAL CURRENT ASSETS	1,113,435	1,090,385
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $408,199 and $399,806 respectively	428,889	428,120
GOODWILL	557,155	560,735
INTANGIBLE ASSETS, net	75,936	74,755
OTHER ASSETS	80,115	73,252

TOTAL ASSETS	$2,255,530	$2,227,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$12,187	$7,579
Current installments of long-term debt	1,402	1,487
Accounts payable	127,447	128,723
Customer advances	42,224	41,507
Contract loss reserves	21,781	20,536
Other accrued liabilities	157,258	177,261

TOTAL CURRENT LIABILITIES	362,299	377,093
LONG-TERM DEBT, excluding current installments
Senior debt	298,856	261,922
Senior subordinated notes	400,068	400,072
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	106,105	108,072
DEFERRED INCOME TAXES	82,157	80,754
OTHER LONG-TERM LIABILITIES	4,898	4,924

TOTAL LIABILITIES	1,254,383	1,232,837

SHAREHOLDERS’ EQUITY
Common stock	48,605	48,605
Other shareholders’ equity	952,542	945,805

TOTAL SHAREHOLDERS’ EQUITY	1,001,147	994,410

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,255,530	$2,227,247

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG  INC.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
	December 27,	December 29,
(dollars in thousands, except per share data)	2008	2007

NET SALES	$446,088	$446,407

COST OF SALES	308,240	298,777

GROSS PROFIT	137,848	147,630

Research and development	25,130	24,092

Selling, general and administrative	69,199	71,282

Interest	9,601	9,712

Equity in earnings of LTi and other	(2,455)	114

EARNINGS BEFORE INCOME TAXES	36,373	42,430

INCOME TAXES	6,103	14,755

NET EARNINGS	$30,270	$27,675

NET EARNINGS PER SHARE
Basic	$.71	$.65

Diluted	$.70	$.64

AVERAGE COMMON SHARES OUTSTANDING
Basic	42,607,289	42,485,328

Diluted	42,986,088	43,258,660

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG  INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 27,	December 29,
(dollars in thousands)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$30,270	$27,675
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	13,135	11,359
Amortization	3,830	3,980
Provisions for non-cash losses on contracts, inventories and receivables	12,814	4,594
Equity-based compensation expense	2,589	1,628
Other	(3,264)	(154)
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	25,974	(30,476)
Inventories	(23,966)	(18,022)
Accrued expenses	(26,200)	(16,326)
Other assets and liabilities	(2,633)	12,068

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	32,549	(3,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(14,023)	(9,085)
Purchase of property, plant and equipment	(20,498)	(25,091)
Other	29	(1,298)

NET CASH USED BY INVESTING ACTIVITIES	(34,492)	(35,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	4,434	(2,585)
Net proceeds from revolving lines of credit	37,500	42,295
Payments on long-term debt	(287)	(270)
Excess tax benefits from equity-based payment arrangements	43	586
Other	(5,592)	(3,196)

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,098	36,830

Effect of exchange rate changes on cash	(2,552)	1,614

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,603	(704)
Cash and cash equivalents at beginning of period	86,814	83,856

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118,417	$83,152

CASH PAID FOR:
Interest	$10,657	$7,299
Income taxes, net of refunds	4,012	8,117

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG inc.
Notes to Consolidated Condensed Financial Statements
Three Months Ended December 27, 2008
(Unaudited)
(dollars in thousands, except per share data)

Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended December 27, 2008 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 27, 2008. All references to years in these financial statements are to fiscal years.
Note 2 – Acquisitions and Equity Investment
On June 4, 2008, we acquired a 40% ownership in LTi REEnergy GmbH for cash of $28,288. LTi REEnergy specializes in the design and manufacture of servo controllers as well as complete drive systems for electric rotor blade controls for wind turbines. Sales for the twelve months preceding the transaction were approximately $85,000. We are accounting for this investment using the equity method of accounting with our net investment reflected in other assets on the balance sheet. We expect to acquire the remaining 60% of the company in June 2009 subject to conventional conditions of closing. Our 40% share of the net earnings of LTi REEnergy for the three months ended December 27, 2008 was $1,836 and is included in the operating results of our Industrial Systems segment.
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On October 8, 2008, we acquired Berkeley Process Control, Inc. The purchase price, net of cash acquired was $14,023, which was financed with credit facility borrowings. Berkeley manufactures motion control software and hardware that automates the precise handling of semiconductor wafers and enhances the speed, quality and safety of welding in the oil and gas market and in nuclear fuel canisters. Sales for the twelve months preceding the acquisition were approximately $6,300. This acquisition is included in our Industrial Systems segment.
On May 2, 2008, we acquired CSA Engineering, Inc. The purchase price, net of cash acquired, was $15,277, which was financed with credit facility borrowings and a $2,000 unsecured note to the sellers due June 30, 2009. CSA designs and supplies systems for vibration suppression, precision motion control and dynamic testing of structures for the aerospace and defense markets. CSA’s specialized applications include satellite payload isolation systems, ground based test systems for space and missile hardware, tuned mass dampers for vibration control and a jitter reduction control system for the Airborne Laser optical bench. Sales for the 2007 calendar year were approximately $14,000. This acquisition is included as part of our Space and Defense Controls segment.
On November 20, 2007, we acquired PRIZM Advanced Communication Electronics Inc. The purchase price, net of cash acquired, was $12,000, which was financed with credit facility borrowings and issuance of $3,000 of unsecured notes to the sellers due on March 31, 2009. PRIZM specializes in the design of fiber optic and wireless video and data multiplexers used in commercial and military subsea markets for oil and gas exploration, terrestrial robots and remote sensing applications. Sales for the twelve months preceding the acquisition were approximately $5,000. This acquisition is included in our Components segment.
Our purchase price allocations are complete with the exception of Berkeley’s purchase price allocation, which is based on preliminary estimates of fair values of assets acquired and liabilities assumed.
Note 3 – Inventories

	December 27,	September 27,
	2008	2008

Raw materials and purchased parts	$158,155	$150,984
Work in progress	210,456	203,331
Finished goods	56,755	53,980

Total	$425,366	$408,295

Note 4 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended December 27, 2008 are as follows:

	Balance as of	Current	Foreign	Balance as of
	September 27,	Year	Currency	December 27,
	2008	Acquisitions	Translation	2008

Aircraft Controls	$103,925	$-	$(44)	$103,881
Space and Defense Controls	81,790	-	-	81,790
Industrial Systems	102,338	4,150	(3,309)	103,179
Components	160,717	-	(4,377)	156,340
Medical Devices	111,965	-	-	111,965

Total	$560,735	$4,150	$(7,730)	$557,155

The components of acquired intangible assets are as follows:

	December 27, 2008		September 27, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer-related	$67,793	$(24,890)	$67,246	$(23,506)
Technology-related	36,339	(11,781)	33,238	(10,650)
Marketing-related	16,687	(8,459)	16,719	(8,543)
Artistic-related	25	(18)	25	(17)

Acquired intangible assets	$120,844	$(45,148)	$117,228	$(42,716)

All acquired intangible assets other than goodwill are being amortized. Customer-related intangible assets primarily consist of customer relationships. Technology-related intangible assets primarily consist of technology, patents, intellectual property and engineering drawings. Marketing-related intangible assets primarily consist of trademarks, trade names and non-compete agreements.
The weighted-average amortization period is eight years for customer-related, technology-related and marketing-related intangible assets and ten years for artistic-related intangible assets. In total, these intangible assets have a weighted-average life of eight years. Amortization of acquired intangible assets was $3,441 for the three months ended December 27, 2008 and $3,709 for the three months ended December 29, 2007. Based on acquired intangible assets recorded at December 27, 2008, amortization is expected to be $13,387 in 2009, $12,974 in 2010, $12,512 in 2011, $11,844 in 2012 and $9,441 in 2013.
Note 5 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 27,	December 29,
	2008	2007

Warranty accrual at beginning of period	$10,015	$7,123
Additions from acquisitions	83	-
Warranties issued during current period	2,616	1,772
Reductions for settling warranties	(1,571)	(1,087)
Foreign currency translation	(239)	91

Warranty accrual at end of period	$10,904	$7,899

Note 6 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At December 27, 2008, we had interest rate swaps with notional amounts totaling $75,000. Based on the applicable margin at December 27, 2008, the interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 5.4% through their maturities in 2010, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin. At December 27, 2008 and September 27, 2008, the fair value of interest rate swaps was a net $1,894 liability and a net $976 liability, respectively, most of which is included in other accrued liabilities.
We use foreign currency forward contracts to purchase foreign currencies to fix the exchange rates on future payments. The foreign currency forwards are designated as hedges of the amount of future cash flows related to the payments. At December 27, 2008, we had outstanding foreign currency forwards with notional amounts of $11,181. These contracts mature at various times through the fourth quarter of 2009 and mitigate exposure in movements between the U.S. dollar and the Philippine peso. At December 27, 2008, the fair value of these foreign currency forwards was a $408 asset, which is included in other current assets.
These interest rate swaps and foreign currency forwards are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are amortized into expense during the periods in which the related payments affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2009 or 2008.
Activity in Accumulated Other Comprehensive Income (Loss) (AOCI) related to these derivatives during the first three months of 2009 is summarized below:

	Pre-Tax	Income	After-Tax
	Amount	Tax	Amount

Balance at September 27, 2008	$(818)	$309	$(509)
Net decrease in fair value of derivatives	(735)	278	(457)
Net reclassification from AOCI into earnings	161	(61)	100

Accumulated loss at December 27, 2008	$(1,392)	$526	$(866)

We also have foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of earnings. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of $44,958. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings, generally offsetting the gains or losses from the adjustments on the intercompany loans. At December 27, 2008, the fair value of the foreign currency forwards was a $604 asset, which was included in other current assets. At September 27, 2008, the fair value of the foreign currency forwards was a $390 liability, which was included in other accrued liabilities.

Note 7 – Fair Value
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurement. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. We adopted SFAS No. 157 at the beginning of 2009.
Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. SFAS No. 157 defines the following fair value hierarchy:
Level 1 – Quoted prices in active markets for identical assets and liabilities.
Level 2 – Observable inputs other than quoted prices in active markets for similar assets and liabilities.
Level 3 – Inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of December 27, 2008:

	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards	Other current assets	$-	$1,012	$-	$1,012
Interest rate swaps	Other accrued liabilities	-	(1,871)	-	(1,871)
Interest rate swaps	Other long-term liabilities	-	(23)	-	(23)

Net fair value		$-	$(882)	$-	$(882)

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” at the beginning of 2009. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We did not elect the fair value measurement option for any items that are not already required to be measured at fair value.
Note 8 - Employee Benefit Plans
At the beginning of 2009, we implemented the measurement date provision of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” The implementation of this statement reduced retained earnings by $991 net of deferred taxes of $529, reduced other assets by $430, increased long-term pension and retirement obligations by $867 and increased accumulated other comprehensive income by $142, net of deferred taxes of $81.
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended
	December 27,	December 29,
	2008	2007

Service cost	$3,494	$4,115
Interest cost	6,382	5,859
Expected return on plan assets	(7,981)	(7,453)
Amortization of prior service cost	74	265
Amortization of actuarial loss	211	690

Pension expense for defined benefit plans	2,180	3,476
Pension expense for defined contribution plans	1,354	359

Total pension expense for U.S. plans	$3,534	$3,835

Effective January 1, 2008, our U.S. defined benefit pension plan was amended to freeze enrollment of new entrants. All new employees hired on or after January 1, 2008 are not eligible to participate in the pension plan and, instead, we make contributions for those employees to an employee-directed investment fund in the Moog Inc. Retirement Savings Plan (RSP). The Company’s contributions are based on a percentage of the employee’s eligible compensation and age. These contributions are in addition to the employer match on voluntary employee contributions. We gave all current employees participating in the pension plan as of January 1, 2008 the option to either remain in the pension plan and continue to accrue benefits or to elect to stop accruing future benefits in the pension plan as of April 1, 2008 and instead receive the new Company contribution in the RSP. The employee elections became effective April 1, 2008. As a result of the employee elections, there was an 18% reduction in expected future service to be considered in calculating future benefits under the pension plan.
Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended
	December 27,	December 29,
	2008	2007

Service cost	$885	$969
Interest cost	1,425	1,434
Expected return on plan assets	(871)	(915)
Amortization of prior service credit	(12)	(9)
Amortization of actuarial loss	118	84

Pension expense for defined benefit plans	1,545	1,563
Pension expense for defined contribution plans	412	441

Total pension expense for non-U.S. plans	$1,957	$2,004

During the three months ended December 27, 2008, we made contributions to our defined benefit pension plans of $6,000 to the U.S. plans and $1,573 to the non-U.S. plans. We anticipate contributing an additional $18,000 to the U.S. plans and $4,800 to the non-U.S. plans for a total of approximately $30,400 in 2009.
Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended
	December 27,	December 29,
	2008	2007

Service cost	$104	$107
Interest cost	341	312
Amortization of transition obligation	99	98
Amortization of prior service cost	67	72
Amortization of actuarial loss	96	112

Net periodic post-retirement benefit cost	$707	$701

Note 9 – Income Taxes
The effective tax rate for the first quarter of 2009 is lower than would be expected by applying statutory tax rates on earnings before income taxes. The lower rate is a result of two factors that occurred in the first quarter of 2009. We decided to repatriate approximately $31,000 of cash back to the U.S. from our Japanese subsidiary. The average tax rate that we have paid in Japan has exceeded our U.S. rate and, therefore, our repatriation decision results in a $4,850 foreign tax credit, which reduces our U.S. tax provision. In addition, we recorded a $1,500 benefit in the quarter related to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under the recently enacted TARP legislation. Our effective tax rate for 2009 is expected to be 26,6%, reflecting these events..

Note 10 - Shareholders’ Equity
The changes in shareholders’ equity for the three months ended December 27, 2008 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning and end of period	$48,605	40,793,523	7,811,190

ADDITIONAL PAID-IN CAPITAL
Beginning of period	311,159
Equity-based compensation expense	2,589
Issuance of Treasury shares at more than cost	150
Income tax effect of equity-based compensation	45
Adjustment to market - SECT	(5,013)

End of period	308,930

RETAINED EARNINGS
Beginning of period	688,585
Net earnings	30,270
Adjustment for adoption of measurement provision of SFAS No. 158	(991)

End of period	717,864

TREASURY STOCK
Beginning of period	(40,607)	(2,107,949)	(3,305,971)
Issuance of treasury shares	243	45,563	-
Purchase of treasury shares	(6,886)	(224,688)	-

End of period	(47,250)	(2,287,074)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(22,179)	-	(507,420)
Issuance of shares	1,162	-	34,831
Purchases of shares	(261)	-	(5,800)
Adjustment to market - SECT	5,013	-	-

End of period	(16,265)	-	(478,389)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	8,847
Foreign currency translation adjustment	(20,570)
Retirement liability adjustment	1,201
Adjustment for adoption of measurement provision of SFAS No. 158	142
Increase in accumulated loss on derivatives	(357)

End of period	(10,737)

TOTAL SHAREHOLDERS’ EQUITY	$1,001,147	38,506,449	4,026,830

Note 11 - Stock Employee Compensation Trust
The Stock Employee Compensation Trust (SECT) assists in administering and provides funding for equity-based compensation plans and benefit programs, including the Moog Inc. Retirement Savings Plan. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreement governing the SECT, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.
Note 12 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	December 27,	December 29,
	2008	2007

Weighted-average shares outstanding - Basic	42,607,289	42,485,328
Dilutive effect of equity-based awards	378,799	773,332

Weighted-average shares outstanding - Diluted	42,986,088	43,258,660

Note 13 - Comprehensive Income
The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended
	December 27,	December 29,
	2008	2007

Net earnings	$30,270	$27,675
Other comprehensive income (loss):
Foreign currency translation adjustment	(20,570)	5,967
Retirement liability adjustment, net of tax of $237 and $0, respectively	1,201	-
Increase in accumulated loss on derivatives	(357)	(419)

Comprehensive income	$10,544	$33,223

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	December 27,	September 27,
	2008	2008

Cumulative foreign currency translation adjustment	$24,225	$44,795
Accumulated retirement liability adjustments	(34,096)	(35,439)
Accumulated loss on derivatives	(866)	(509)

Accumulated other comprehensive (loss) income	$(10,737)	$8,847

Note 14 - Segment Information
Below are sales and operating profit by segment for the three months ended December 27, 2008 and December 29, 2007 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended
	December 27,	December 29,
	2008	2007

Net sales:
Aircraft Controls	$163,149	$159,581
Space and Defense Controls	71,382	57,347
Industrial Systems	110,035	122,733
Components	81,504	79,587
Medical Devices	20,018	27,159

Net sales	$446,088	$446,407

Operating profit and margins:
Aircraft Controls	$13,500	$15,088
	8.3%	9.5%

Space and Defense Controls	13,580	6,700
	19.0%	11.7%

Industrial Systems	11,499	17,893
	10.5%	14.6%

Components	15,001	14,836
	18.4%	18.6%
Medical Devices	(2,224)	3,587
	(11.1%)	13.2%

Total operating profit	51,356	58,104
	11.5%	13.0%

Deductions from operating profit:
Interest expense	9,601	9,712
Equity-based compensation expense	2,589	1,628
Corporate expenses and other	2,793	4,334

Earnings before income taxes	$36,373	$42,430

Note 15 - Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for the acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired or a gain from a bargain purchase. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement will be effective for us at the beginning of 2010. Early adoption of this statement is prohibited. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. This statement will be effective for us at the beginning of 2010. Early adoption of this statement is prohibited. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to amend and expand the disclosure requirements with the intent to provides users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This statement will be effective beginning with our second quarter of 2009. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
Note 16 – Subsequent Events
On December 30, 2008, we acquired Aitecs Medical UAB, a Lithuanian-based manufacturer of syringe-style infusion therapy pumps, for approximately $21,000 in cash, which was financed with credit facility borrowings. Aitecs has a product portfolio that includes pumps for general hospital use, operating rooms and patient controlled analgesia. Sales for the twelve months preceding the acquisition were approximately $8,000. This acquisition will be included in our Medical Devices segment.
On January 23, 2009, we acquired Ethox International for $15,200 in cash, which was financed with credit facility borrowings. Ethox produces proprietary medical devices and is engaged in contract manufacturing of disposables for medical device companies. Ethox also provides microbiology, toxicology and sterilization services. Sales for the 2008 calendar year were approximately $27,000. This acquisition will be included in our Medical Devices segment.
On January 30, 2009, we acquired 70% of the stock of Insensys Ltd. for approximately $16,000 in cash. As part of the transaction, we have an option to purchase the remaining 30% within one year. Insensys is a supplier of pitch control and rotor blade monitoring systems for wind turbines. Sales for the 2008 calendar year were approximately $8,000. This acquisition will be included in our Industrial Systems segment.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended September 27, 2008. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.
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
We intend to increase our revenue base and improve our profitability and cash flows from operations by building on our market leadership positions in the principal markets that we serve and by extending our participation on the platforms we supply by providing more systems solutions. We also expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence. Our strategy to achieve our objectives includes:
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
Challenges facing us include adjusting to global economic conditions, improving shareholder value through increased profitability while experiencing pricing pressures from customers, strong competition and increases in costs such as health care benefits. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality.

Acquisitions and Equity Investment
On June 4, 2008, we acquired a 40% ownership in LTi REEnergy GmbH for cash of $28 million. LTi REEnergy specializes in the design and manufacture of servo controllers as well as complete drive systems for electric rotor blade controls for wind turbines. Sales for the twelve months preceding the transaction were approximately $85 million. We are accounting for this investment using the equity method of accounting with our net investment reflected in other assets on the balance sheet. We expect to acquire the remaining 60% of the company in June 2009 subject to conventional conditions of closing. Our 40% share of the net earnings of LTi REEnergy for the three months ended December 27, 2008 was $2 million and is included in the operating results of our Industrial Systems segment.
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On October 8, 2008, we acquired Berkeley Process Control, Inc. The purchase price, net of cash acquired was $14 million, which was financed with credit facility borrowings. Berkeley manufactures motion control software and hardware that automates the precise handling of semiconductor wafers and enhances the speed, quality and safety of welding in the oil and gas market and in nuclear fuel canisters. Sales for the twelve months preceding the acquisition were approximately $6 million. This acquisition is included in our Industrial Systems segment.
On May 2, 2008, we acquired CSA Engineering, Inc. The purchase price, net of cash acquired, was $15 million, which was financed with credit facility borrowings, and a $2 million unsecured note to the sellers due June 30, 2009. CSA designs and supplies systems for vibration suppression, precision motion control and dynamic testing of structures for the aerospace and defense markets. CSA’s specialized applications include satellite payload isolation systems, ground based test systems for space and missile hardware, tuned mass dampers for vibration control and a jitter reduction control system for the Airborne Laser optical bench. Sales for the 2007 calendar year were approximately $14 million. This acquisition is included as part of our Space and Defense Controls segment.
On November 20, 2007, we acquired PRIZM Advanced Communication Electronics Inc. The purchase price, net of cash acquired, was $12 million, which was financed with credit facility borrowings and issuance of $3 million of unsecured notes to the sellers due on March 31, 2009. PRIZM specializes in the design of fiber optic and wireless video and data multiplexers used in commercial and military subsea markets, for oil and gas exploration, terrestrial robots and remote sensing applications. Annual sales for the twelve months preceding the acquisition were approximately $5 million. This acquisition is included in our Components segment.
Our purchase price allocations are complete with the exception of Berkeley’s purchase price allocation, which is based on preliminary estimates of fair values of assets acquired and liabilities assumed.
On December 30, 2008, we acquired Aitecs Medical UAB, a Lithuanian-based manufacturer of syringe-style infusion therapy pumps, for approximately $21 million in cash, which was financed with credit facility borrowings. Aitecs has a product portfolio that includes pumps for general hospital use, operating rooms and patient controlled analgesia. Sales for the twelve months preceding the acquisition were approximately $8 million. This acquisition will be included in our Medical Devices segment.
On January 23, 2009, we acquired Ethox International for $15 million in cash, which was financed with credit facility borrowings. Ethox produces proprietary medical devices and is engaged in contract manufacturing of disposables for medical device companies. Ethox also provides microbiology, toxicology and sterilization services. Sales for the 2008 calendar year were approximately $27 million. This acquisition will be included in our Medical Devices segment.
On January 30, 2009, we acquired 70% of the stock of Insensys Ltd. for approximately $16 million in cash. As part of the transaction, we have an option to purchase the remaining 30% within one year. Insensys is a supplier of pitch control and rotor blade monitoring systems for wind turbines. Sales for the 2008 calendar year were approximately $8 million. This acquisition will be included in our Industrial Systems segment.

CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies in the current year from those disclosed in our 2008 Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for the acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired or a gain from a bargain purchase. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement will be effective for us at the beginning of 2010. Early adoption of this statement is prohibited. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. This statement will be effective for us at the beginning of 2010. Early adoption of this statement is prohibited. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to amend and expand the disclosure requirements with the intent to provides users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. This statement will be effective beginning with our second quarter of 2009. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
	December 27,	December 29,
(dollars in millions)	2008	2007

Net sales	$446.1	$446.4
Gross margin	30.9%	33.1%
Research and development expenses	$25.1	$24.1
Selling, general and administrative expenses as a percentage of sales	15.5%	16.0%
Interest expense	$9.6	$9.7
Effective tax rate	16.8%	34.8%
Net earnings	$30.3	$27.7

Net sales were relatively unchanged in the first quarter of 2009 compared to the first quarter of 2008. Approximately one-fourth of our 2009 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During the first three months of 2009, these foreign currencies weakened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $12 million compared to the same period one year ago.
Our gross margin was lower in the first quarter of 2009 compared to 2008. Our gross margin was affected by additions to contract loss reserves, which were $7 million higher in the first quarter of 2009 compared to the first quarter of 2008, primarily related to loss reserves in our Aircraft Controls segment.
Research and development expenses increased $1 million in the first quarter of 2009 compared to the same period of 2008. The higher level of research and development expenses was primarily a result of development activities in our Medical Devices segment.
Selling, general and administrative expenses as a percentage of sales were lower in the first quarter of 2009 compared to the same period last year. The decrease is primarily a result of management’s curtailment of discretionary expenses in conjunction with the global economic slowdown. In addition, we had a sales volume shift in the first quarter of 2009 to segments that have lower selling, general and administrative cost structures.
Interest expense was comparable in the first quarter of 2009 to the same period of 2008 as a result of higher debt levels being offset by lower average interest rates.
The effective tax rate for the first quarter of 2009 was lower compared to the same period for 2008. This was a result of two items that occurred in the first quarter of 2009. We decided to repatriate approximately $31 million of cash back to the U.S. from our Japanese subsidiary. The average tax rate that we have paid in Japan has exceeded our U.S. rate and, therefore, our repatriation decision results in a $5 million foreign tax credit, which reduces our U.S. tax provision. In addition, we recorded a $1.5 million benefit in the quarter related to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under the recently enacted TARP legislation. Our effective tax rate for 2009 is expected to be 26.6%, reflecting these events.
Net earnings and diluted earnings per share increased 9% in the first quarter of 2009.
2009 Outlook - We expect sales in 2009 to increase by 3% to approximately $1.96 billion with increases in each of our segments with the exception of Industrial Systems, where we expect a decline of $8 million. Sales are expected to increase $28 million in Space and Defense Controls, $25 million in Medical Devices, $7 million in Aircraft Controls and $2 million in Components over 2008. We expect operating margins to be approximately 11.4% in 2009 compared to 12.0% in 2008. We expect operating margins to increase in Space and Defense Controls and Aircraft Controls, maintain their level in Components and decline in Medical Devices and Industrial Systems. We expect net earnings to increase to $121 million and diluted earnings per share to increase by 2% to $2.80.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit. Operating profit is reconciled to earnings before income taxes in Note 14 of the Notes to Consolidated Condensed Financial Statements included in this report.
Aircraft Controls

	Three Months Ended
	December 27,	December 29,
(dollars in millions)	2008	2007

Net sales - military aircraft	$105.6	$90.8
Net sales - commercial aircraft	57.5	68.8

	$163.1	$159.6
Operating profit	$13.5	$15.1
Operating margin	8.3%	9.5%
Backlog	$374.9	$322.1

Net sales in Aircraft Controls increased $4 million, or 2%, in the first quarter of 2009. Military aircraft sales increased $15 million. Sales increased $8 million on the F-35 program as we started work on the low-rate production contract, $3 million on the Indian Light Combat Aircraft as a result of a new order for flight controls and $3 million on the V-22 Osprey production program. Military aftermarket sales also increased $3 million in the quarter. Commercial aircraft sales decreased $11 million from the first quarter of 2008, mainly due to $8 million in lower sales to Boeing, partly as a result of their production strike and a $3 million decline in sales for business jets.
Our operating margin was lower in the first quarter of 2009 compared to 2008 as we increased our loss reserves in the first quarter of 2009. Excluding the effects of the additions to loss reserves, our operating margins would have increased compared to 2008, primarily as a result of sales mix changes.
The higher level of twelve-month backlog for Aircraft Controls at December 27, 2008 compared to December 29, 2007 reflects strong military orders offset by a decline in commercial backlog.
2009 Outlook for Aircraft Controls - We expect sales in Aircraft Controls to increase slightly to $680 million in 2009. Military aircraft sales are expected to increase 4% to $420 million mainly due to increases in military aftermarket. Commercial aircraft sales are expected to decrease 4% to $260 million, principally related to Boeing and commercial aftermarket, partially offset by an increase in sales to Airbus. We expect our operating margin to be 9.3% in 2009, an improvement from 8.2% in 2008, as research and development spending moderates and becomes a lower percentage of sales.

Space and Defense Controls

	Three Months Ended
	December 27,	December 29,
(dollars in millions)	2008	2007

Net sales	$71.4	$57.3

Operating profit	$13.6	$6.7

Operating margin	19.0%	11.7%

Backlog	$153.8	$166.4

Net sales in Space and Defense Controls increased $14 million, or 24%, in the first quarter of 2009 compared to 2008. Sales of defense controls increased $8 million as a result from a large order on the Driver’s Vision Enhancer (DVE) program. CSA Engineering, which we acquired in the third quarter of 2008, also contributed $4 million of sales in vibration suppression and shock isolation systems.
Our operating margin for Space and Defense Controls increased significantly in the first quarter of 2009. The increase resulted primarily from the volume and profitability on the DVE program in the first quarter of 2009 and first year purchase accounting adjustments in the first quarter of 2008.
The lower level of twelve-month backlog at December 27, 2008 compared to December 29, 2007 relates to the decline in orders of defense controls, primarily the DVE program.
2009 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase $28 million, or 11%, to $281 million in 2009. We expect nearly half of the increase to come from CSA. We also expect sales increases in tactical missiles, naval applications, satellites and launch vehicles. We expect our operating margin in 2009 to increase to 13.4% from 11.6% in 2008, primarily as a result of the strong performance in the first quarter.
Industrial Systems

	Three Months Ended
	December 27,	December 29,
(dollars in millions)	2008	2007

Net sales	$110.0	$122.7

Operating profit	$11.5	$17.9

Operating margin	10.5%	14.6%

Backlog	$149.2	$169.7

Net sales in Industrial Systems decreased $13 million, or 10%, in the first quarter of 2009 compared to 2008. Weaker foreign currencies, in particular the euro, compared to the U.S. dollar had a negative impact on sales, representing 40% of the sales decrease in the quarter. Sales were down in all of our major markets except for motion simulation and power generation. Sales for plastic making machinery decreased $7 million, which related to weaker demand in the auto industry and packaging for consumer goods. Sales for controls in steel mills decreased $5 million in China and Europe due to slowing global demand. Sales for controls for metal forming presses decreased by $3 million due to the lack of demand in the auto industry, particularly in Japan. Offsetting those sales declines were increases of $4 million in the motion simulator business and $3 million in power generation related to continuing strong demand in Europe and Asia.
Our operating margin for Industrial Systems declined in the first quarter of 2009 over the comparable 2008 period due to lower sales volume.
The lower level of twelve-month backlog for Industrial Systems at December 27, 2008 compared to December 29, 2007 primarily relates to slowing demand in all of our major markets.
2009 Outlook for Industrial Systems – We expect sales in Industrial Systems to decrease 2% to $524 million in 2009. We expect sales declines in most of our major markets as a result of slowing global demand and weaker foreign currencies. The exceptions include test equipment, which is expected to remain flat, and power generation, which will increase as we expect to complete the acquisition of LTi REEnergy later in the year. We expect our operating margin to decrease to 10.4% in 2009 from 13.8% in 2008 as a result of the decrease in sales volume.

Components

	Three Months Ended
	December 27,	December 29,
(dollars in millions)	2008	2007

Net sales	$81.5	$79.6

Operating profit	$15.0	$14.8

Operating margin	18.4%	18.6%

Backlog	$188.5	$170.2

Net sales in Components increased $2 million, or 2%, in the first quarter of 2009 compared to 2008. Sales increased in every market except industrial. Aircraft sales increased $2 million, primarily on the Guardian program, a system designed to protect aircraft from shoulder-fired missiles. Sales of space and defense controls increased $1 million for components supplied on the Abrams Tank and the Stryker Mobile Gun System. Marine sales increased $1 million, mostly for equipment used on undersea robots. Total medical sales were unchanged as sales to Respironics increased $1 million, offset by decreases in sales of slip rings for CT scan customers. Industrial sales decreased $4 million, largely a result of reduced demand for industrial automation equipment.
Our operating margin was relatively unchanged in the first quarter of 2009 compared to 2008.
The higher level of twelve-month backlog at December 27, 2008 compared to December 29, 2007 primarily relates to increased orders for military aircraft, principally the Guardian program, and defense controls programs.
2009 Outlook for Components - We expect sales in Components to remain relatively flat at $343 million in 2009. We expect sales increases in aircraft, which is primarily driven by the Guardian program, and from the space and defense market. We expect sales within the marine market to remain flat, while we experience decreases within the medical and industrial markets. We expect our operating margin in 2009 to be 17.8% in 2009, reflecting the same strong performance we achieved in 2008.
Medical Devices

	Three Months Ended
	December 27,	December 29,
(dollars in millions)	2008	2007

Net sales	$20.0	$27.2

Operating profit (loss)	$(2.2)	$3.6

Operating margin	(11.1%)	13.2%

Backlog	$11.4	$11.3

Net sales in Medical Devices decreased $7 million, or 26%, in the first quarter of 2009 compared to 2008. Sales for pumps decreased $6 million, resulting from reduced spending by hospitals and outpatient clinics in the first quarter of 2009 and a large order in the first quarter of 2008. Sales of sensors and hand pieces decreased $2 million, or 37%, in the quarter. Partially offsetting those sales decreases was an increase in sales for administration sets of $1 million, or 20%, in the quarter.
Our operating margin declined in the first quarter of 2009 relative to 2008 primarily as a result of the lower sales volume, a $1 million reserve established for a voluntary software modification for certain of our enteral feeding pumps and increased research and development spending.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2009 Outlook for Medical Devices – We expect sales in Medical Devices to increase 24% to $129 million in 2009, solely as a result of two acquisitions we completed after the end of the first quarter. The acquisitions of Aitecs and Ethox International are expected to add approximately $24 million in sales for the remainder of 2009. We expect our operating margin to decrease to 6.0% as a result of the operating loss in the first quarter and the impact of first year purchase accounting charges on the Aitecs and Ethox acquisitions.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
	December 27,	December 29,
(dollars in millions)	2008	2007

Net cash provided (used) by:

Operating activities	$32.5	$(3.7)

Investing activities	(34.5)	(35.5)

Financing activities	36.1	36.8

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities increased in the first quarter of 2009 compared to 2008. This increase relates primarily to increased collections of receivables in 2009 and the greater working capital requirements to support the 25% sales growth of our operations in the first quarter 2008. Partially offsetting this increase were larger uses of cash in the first quarter of 2009 compared to 2008 for various items such as higher pension contributions.
Investing activities
Net cash used by investing activities in the first three months of 2009 consisted of $20 million for capital expenditures and $14 million for the acquisition of Berkeley Process Controls. Net cash used by investing activities in the first quarter of 2008 consisted principally of $25 million of capital expenditures and $9 million towards the acquisition of PRIZM.
Our capital expenditures in 2009 will approximate $95 million.
Financing activities
Net cash provided by financing activities in the first three months of 2009 reflects borrowings on our U.S. credit facility for acquisitions, operations and $7 million used for our recently announced share repurchase program. Net cash provided by financing activities in the first quarter of 2008 reflects the use of our U.S. credit facility for increased working capital requirements to fund our sales growth, capital expenditures and the acquisition of PRIZM.
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2008 Form 10-K.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.
Our largest credit facility is our U.S. credit facility, which matures on March 14, 2013. It consists of a $750 million revolver and had an outstanding balance of $290 million at December 27, 2008. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 125 basis points at December 27, 2008. The credit facility is secured by substantially all of our U.S. assets.
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
We are required to obtain the consent of lenders of the U.S. credit facility before raising significant additional debt financing. In recent years, we have demonstrated our ability to secure consents to access debt markets. We have also been successful in accessing equity markets and have shown strong, consistent financial performance. We believe that we will be able to obtain additional debt or equity financing as needed.
At December 27, 2008, we had $478 million of unused borrowing capacity, including $448 million from the U.S. credit facility after considering standby letters of credit.
Net debt to capitalization was 37% at December 27, 2008 and September 27, 2008.
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
Industrial
Approximately 34% of our 2008 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. We are experiencing challenges from current global economic conditions. These challenges include reacting to slowing demand for industrial automation equipment, steel and automotive manufacturing and delayed orders as customers manage inventory levels. Despite the general slowdown in demand from the global recession, we continue to see strong demand for our pitch control systems in the growing wind energy market.
Medical
Approximately 8% of our 2008 sales were generated in medical markets. The medical markets we serve are influenced by hospital and outpatient clinic spending on equipment, population demographics, medical advances, patient demands and the need for precision control components and systems. Advances in medical technology and medical treatments have had the effect of extending the average life span, in turn resulting in greater need for medical services. These same technology and treatment advances also drive increased demand from the general population as a means to improve quality of life. Greater access to medical insurance, whether through government funded health care plans or private insurance, also increases the demand for medical services.

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2008 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During the first three months of 2009, these foreign currencies weakened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $12 million compared to the same period one year ago. During 2008, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $49 million compared to 2007.
Pension
The assumptions for our 2009 net periodic pension costs and funding requirements were determined as of August 31, 2008. Therefore, our 2009 expense and funding requirements will not be impacted by the recent decline in global equity markets. Changes in the fair market value of our pension assets between August 31, 2008 and the end of 2009 will impact our expense over a five-year period beginning in 2010.

Cautionary Statement
Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include:
•	fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products, industrial capital goods and medical devices,

•	our dependence on government contracts that may not be fully funded or may be terminated,

•	our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales,

•	delays by our customers in the timing of introducing new products, which may affect our earnings and cash flow,

•	the possibility that the demand for our products may be reduced if we are unable to adapt to technological change,

•	intense competition which may require us to lower prices or offer more favorable terms of sale,

•	our indebtedness which could limit our operational and financial flexibility,

•	the possibility that new product and research and development efforts may not be successful, which could reduce our sales and profits,

•	increased cash funding requirements for pension plans, which could occur in future years based on assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates,

•	a write-off of all or part of our goodwill, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements,

•	the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting,

•	the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in contract accounting,

•	the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business,

•	our ability to successfully identify and consummate acquisitions, and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with the acquired businesses for which we are not indemnified,

•	our dependence on our management team and key personnel,

•	the possibility of a catastrophic loss of one or more of our manufacturing facilities,

•	the possibility that future terror attacks, war or other civil disturbances could negatively impact our business,

•	that our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes,

•	the possibility that government regulation could limit our ability to sell our products outside the United States,

•	product quality or patient safety issues with respect to our medical devices business that could lead to product recalls, withdrawal from certain markets, delays in the introduction of new products, sanctions, litigation, declining sales or actions of regulatory bodies and government authorities,

•	the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation,

•	changes in medical reimbursement rates of insurers to medical service providers, which could affect sales of our medical products,

•	the possibility that litigation may result unfavorably to us,

•	our ability to adequately enforce our intellectual property rights and the possibility that third parties will assert intellectual property rights that prevent or restrict our ability to manufacture, sell, distribute or use our products or technology,

•	foreign currency fluctuations in those countries in which we do business and other risks associated with international operations,

•	the cost of compliance with environmental laws,

•	the risk of losses resulting from maintaining significant amounts of cash and cash equivalents at financial institutions that are in excess of amounts insured by governments,

•	the inability to utilize amounts available to us under our credit facilities given uncertainties in the credit markets and

•	our customer’s inability to pay us due to adverse economic conditions or their inability to access available credit.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

Refer to the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.

Item 4.     Controls and Procedures.

(a)	Disclosure Controls and Procedures. Moog carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our purchases of our common stock for the quarter ended December 27, 2008.

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate Dollar
			Purchased	Value)
	(a) Total		As Part of	of Shares that
	Number of		Publicly	May Yet Be
	Shares	(b) Average	Announced	Purchased Under
	Purchased	Price Paid	Plans or	the Plans or
Period	(1)(2)(3)	Per Share	Programs (3)	Programs (3)

September 29 – October 31, 2008	5,800	$45.04	-	1,000,000

November 1 – 30, 2008	224,688	$30.67	213,600	786,400

December 1 – 27, 2008	-	-	-	786,400

Total	230,488	$31.03	213,600	786,400

(1)	Purchases in October consist of 5,800 shares of Class B common stock from the Moog family at $45.04 per share.

(2)	In connection with the exercise and vesting of stock options, we accept, from time to time, delivery of shares to pay the exercise price of employee stock options. During November, we accepted the delivery of 11,088 shares at $34.15 per share in connection with the exercise of stock options.

(3)	In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management. The transactions will be made in accordance with rules and regulations of the U.S. Securities and Exchange Commission and other rules that govern such purchases. During November, we purchased 213,600 Class A shares at an average price $30.49 per share. The approximate dollar value of the maximum number of shares that may yet be purchased as determined by the Class A Stock price on the last day of the quarter is $27 million.

Item 6.     Exhibits

(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date: February 4, 2009	By	/s/Robert T. Brady

Robert T. Brady
Chairman
Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2009	By	/s/John R. Scannell

John R. Scannell
Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: February 4, 2009	By	/s/Donald R. Fishback

Donald R. Fishback
Vice President - Finance

Date: February 4, 2009	By	/s/Jennifer Walter

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