Form 10-Q
period 2009-03-28
MOOG INC
filed 2009-05-05
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 28, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of each class of common stock as of April 30, 2009 was:
Class A common stock, $1.00 par value 38,488,549 shares
Class B common stock, $1.00 par value 4,068,075, shares

MOOG  INC.
QUARTERLY REPORT ON FORM 10-Q

PART       FINANCIAL INFORMATION

Item 1.     Financial Statements.

MOOG INC.
Consolidated Condensed Balance Sheets
(Unaudited)

	March 28,	September 27,
(dollars in thousands)	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,258	$86,814
Receivables	521,297	517,361
Inventories	434,299	408,295
Other current assets	87,493	77,915

TOTAL CURRENT ASSETS	1,111,347	1,090,385
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $412,883 and $399,806, respectively	440,582	428,120
GOODWILL	626,027	560,735
INTANGIBLE ASSETS, net	131,665	74,755
OTHER ASSETS	70,961	73,252

TOTAL ASSETS	$2,380,582	$2,227,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$11,170	$7,579
Current installments of long-term debt	1,309	1,487
Accounts payable	125,815	128,723
Customer advances	41,985	41,507
Contract loss reserves	20,000	20,536
Other accrued liabilities	177,588	177,261

TOTAL CURRENT LIABILITIES	377,867	377,093
LONG-TERM DEBT, excluding current installments
Senior debt	400,253	261,922
Senior subordinated notes	387,064	400,072
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	102,498	108,072
DEFERRED INCOME TAXES	95,838	80,754
OTHER LONG-TERM LIABILITIES	5,769	4,924

TOTAL LIABILITIES	1,369,289	1,232,837

SHAREHOLDERS’ EQUITY
Common stock	48,605	48,605
Other shareholders’ equity	962,688	945,805

TOTAL SHAREHOLDERS’ EQUITY	1,011,293	994,410

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,380,582	$2,227,247

See Accompanying Notes to Consolidated Condensed Financial Statements.

MOOG  INC.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(dollars in thousands, exept per share data)	2009	2008	2009	2008

NET SALES	$453,335	$468,838	$899,423	$915,245

COST OF SALES	317,563	319,203	625,803	617,980

GROSS PROFIT	135,772	149,635	273,620	297,265

Research and development	24,192	26,076	49,322	50,168

Selling, general and administrative	68,806	72,939	138,005	144,221

Interest	9,422	9,223	19,023	18,935

Equity in earnings of LTi and other	(3,150)	(1,131)	(5,605)	(1,017)

EARNINGS BEFORE INCOME TAXES	36,502	42,528	72,875	84,958

INCOME TAXES	12,810	13,900	18,913	28,655

NET EARNINGS	$23,692	$28,628	$53,962	$56,303

NET EARNINGS PER SHARE
Basic	$.56	$.67	$1.27	$1.32

Diluted	$.55	$.66	$1.26	$1.30

AVERAGE COMMON SHARES OUTSTANDING
Basic	42,535,691	42,601,255	42,571,490	42,543,291

Diluted	42,823,791	43,242,298	42,904,940	43,250,479

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG  INC.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 28,	March 29,
(dollars in thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$53,962	$56,303
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,554	22,976
Amortization	8,697	7,746
Provisions for non-cash losses on contracts, inventories and receivables	21,788	14,298
Equity-based compensation expense	3,620	2,310
Other	(4,025)	(262)
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(4,106)	(44,105)
Inventories	(26,363)	(48,206)
Accrued expenses	(25,945)	(11,326)
Other assets and liabilities	(5,890)	17,882

NET CASH PROVIDED BY OPERATING ACTIVITIES	48,292	17,616

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(149,468)	(9,101)
Purchase of property, plant and equipment	(43,247)	(46,222)
Supplemental retirement plan investment redemption	11,930	-
Other	212	(1,243)

NET CASH USED BY INVESTING ACTIVITIES	(180,573)	(56,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	3,799	(1,878)
Net proceeds from revolving lines of credit	132,930	47,000
Payments on long-term debt	(819)	(948)
Redemption of senior subordinated notes	(11,930)	-
Excess tax benefits from equity-based payment arrangements	43	811
Other	(5,508)	(3,339)

NET CASH PROVIDED BY FINANCING ACTIVITIES	118,515	41,646

Effect of exchange rate changes on cash	(4,790)	6,154

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,556)	8,850
Cash and cash equivalents at beginning of period	86,814	83,856

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,258	$92,706

CASH PAID FOR:
Interest	$19,389	$20,774
Income taxes, net of refunds	9,521	19,531

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG inc.
Notes to Consolidated Condensed Financial Statements
Six Months Ended March 28, 2009
(Unaudited)
(dollars in thousands, except per share data)

Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended March 28, 2009 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 27, 2008. All references to years in these financial statements are to fiscal years.
Note 2 – Acquisitions and Equity Investment
On June 4, 2008, we acquired a 40% ownership in LTi REEnergy GmbH for cash of $28,288. LTi REEnergy specializes in the design and manufacture of servo controllers as well as complete drive systems for electric rotor blade controls for wind turbines. Sales for the twelve months preceding the transaction were approximately $85,000. We are accounting for this investment using the equity method of accounting with our net investment reflected in other assets on the balance sheet. We expect to acquire the remaining 60% of the company in June 2009 subject to conventional conditions of closing. Our 40% share of the net earnings of LTi REEnergy for the three months and six months ended March 28, 2009 was $1,895 and $3,731, respectively, and is included in the operating results of our Industrial Systems segment.
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On March 2, 2009, we acquired Fernau Avionics Limited, a UK based company. The purchase price, net of cash acquired, was $45,747, which was financed with credit facility borrowings. Fernau Avionics is a leading supplier of ground-based air navigation systems for military, naval and civil aviation. This acquisition complements our present navigation aids business in the U.S. Sales for the 2008 calendar year were approximately $22,500. This acquisition is included in our Aircraft Controls segment.
On February 13, 2009, we acquired Videolarm Inc., based in Decatur, Georgia. The purchase price, net of cash acquired,was $44,794, which was financed with credit facility borrowings. Videolarm produces products for surveillance systems including integrated cameras, vandal resistant protective housings and networked solutions. Sales for the 2008 calendar year were approximately $19,500. This acquisition is included in our Space and Defense Controls segment.
On January 30, 2009, we acquired 70% of the stock of Insensys Ltd., a UK based company. The purchase price, net of cash acquired, was $15,212 and was financed with available cash on hand. The purchase contract included the option to purchase the remaining 30% within one year, which we exercised on April 30, 2009 for approximately $8,400. Insensys is a supplier of pitch control and rotor blade monitoring systems for wind turbines. Sales for the 2008 calendar year were approximately $8,000. This acquisition is included in our Industrial Systems segment.
On January 23, 2009, we acquired Ethox International, based in Buffalo, New York. The purchase price, net of cash acquired, was $15,123, which was financed with credit facility borrowings plus $6,814 of assumed debt. Ethox produces proprietary medical devices and is engaged in contract manufacturing of disposables for medical device companies. Ethox also provides microbiology, toxicology and sterilization services. Sales for the 2008 calendar year were approximately $27,000. This acquisition is included in our Medical Devices segment.
On December 30, 2008, we acquired Aitecs Medical UAB, a Lithuanian-based manufacturer of syringe-style infusion therapy pumps. The purchase price, net of cash acquired, was $21,371, which was financed with credit facility borrowings. Aitecs has a product portfolio that includes pumps for general hospital use, operating rooms and patient controlled analgesia. Sales for the twelve months preceding the acquisition were approximately $9,000. This acquisition is included in our Medical Devices segment.
On October 8, 2008, we acquired Berkeley Process Control, Inc., based in Richmond, California. The purchase price, net of cash acquired, was $14,035, which was financed with credit facility borrowings. Berkeley manufactures motion control software and hardware that automates the precise handling of semiconductor wafers and enhances the speed, quality and safety of welding in the oil and gas market and in nuclear fuel canisters. Sales for the twelve months preceding the acquisition were approximately $6,300. This acquisition is included in our Industrial Systems segment.

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
Our purchase price allocations for Fernau, Videolarm, Insensys, Ethox, Aitecs and Berkeley are based on preliminary estimates of fair values of assets acquired and liabilities assumed.
Note 3 – Inventories

	March 28,	September 27,
	2009	2008

Raw materials and purchased parts	$167,562	$150,984
Work in progress	212,266	203,331
Finished goods	54,471	53,980

Total	$434,299	$408,295

Note 4 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended March 28, 2009 are as follows:

	Balance as of	Current	Foreign	Balance as of
	September 27,	Year	Currency	March 28,
	2008	Acquisitions	Translation	2009

Aircraft Controls	$103,925	$22,639	$(100)	$126,464
Space and Defense Controls	81,790	24,987	-	106,777
Industrial Systems	102,338	14,695	(6,733)	110,300
Components	160,717	-	(4,687)	156,030
Medical Devices	111,965	15,165	(674)	126,456

Total	$560,735	$77,486	$(12,194)	$626,027

The components of acquired intangible assets are as follows:

	March 28, 2009		September 27, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer-related	$88,190	$(27,109)	$67,246	$(23,506)
Technology-related	42,971	(12,877)	33,238	(10,650)
Program-related	28,384	(189)	-	-
Marketing-related	20,180	(8,892)	16,719	(8,543)
Artistic-related	25	(19)	25	(17)

Acquired intangible assets	$179,750	$(49,086)	$117,228	$(42,716)

All acquired intangible assets other than goodwill are being amortized. Customer-related intangible assets primarily consist of customer relationships. Technology-related intangible assets primarily consist of technology, patents, intellectual property and engineering drawings. Program-related intangible assets consist of long-term programs. Marketing-related intangible assets primarily consist of trademarks, trade names and non-compete agreements.
The weighted-average amortization period is eight years for marketing-related intangible assets, nine years for customer-related and technology-related intangible assets, ten years for artistic-related intangible assets and twelve years for program-related intangible assets. In total, these intangible assets have a weighted-average life of nine years. Amortization of acquired intangible assets was $4,410 and $7,851 for the three and six months ended March 28, 2009 and was $3,480 and $7,189 for the three and six months ended March 29, 2008, respectively. Based on acquired intangible assets recorded at March 28, 2009, amortization is expected to be $17,276 in 2009, $18,434 in 2010, $17,961 in 2011, $17,143 in 2012 and $14,673 in 2013.
Note 5 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Warranty accrual at beginning of period	$10,904	$7,899	$10,015	$7,123
Additions from acquisitions	599	100	682	100
Warranties issued during current period	1,942	1,987	4,558	3,799
Reductions for settling warranties	(1,733)	(1,202)	(3,304)	(2,329)
Foreign currency translation	(240)	329	(479)	420

Warranty accrual at end of period	$11,472	$9,113	$11,472	$9,113

Note 6 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At March 28, 2009, we had interest rate swaps with notional amounts totaling $75,000. Based on the applicable margin at March 28, 2009, the interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 5.4% through their maturities in 2010, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin. At March 28, 2009 and September 27, 2008, the fair value of interest rate swaps was a net $1,689 liability and a net $976 liability, respectively, most of which is included in other accrued liabilities.
We use foreign currency forward contracts to purchase foreign currencies to fix the exchange rates on future payments. Essentially all foreign currency forwards are designated as hedges of the amount of future cash flows related to the payments. At March 28, 2009, we had outstanding foreign currency forwards with notional amounts of $10,909. These contracts mature at various times through the second quarter of 2010 and mitigate exposure in movements between the U.S. dollar and the Philippine peso. At March 28, 2009, the fair value of these foreign currency forwards was $336 included in other current assets and $13 included in other accrued liabilities.
These interest rate swaps and foreign currency forwards are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are amortized into expense during the periods in which the related payments affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2009 or 2008.

Activity in Accumulated Other Comprehensive Income (Loss) (AOCI) related to these derivatives during the first six months of 2009 is summarized below:

	Pre-tax	Income	After-Tax
	Amount	Tax	Amount

Balance at September 27, 2008	$(818)	$309	$(509)
Net decrease in fair value of derivatives	(622)	235	(387)
Net reclassification from AOCI into earnings	383	(145)	238

Accumulated loss at March 28, 2009	$(1,057)	$399	$(658)

Derivatives in SFAS No. 133 cash flow hedging relationships

		Three Months	Six Months
		Ended	Ended
		March 28,	March 28,
Net decrease in fair value of derivatives (effective portion)		2009	2009

Interest rate swaps		$44	$(1,128)
Foreign currency forwards		68	506

Net gain (loss)		$112	$(622)

Net reclassification from AOCI into earnings (effective portion)
Interest rate swaps	Interest expense	$(407)	$(597)
Foreign currency forwards	Cost of sales	141	170

Net gain (loss)		$(266)	$(427)

We also have foreign currency exposure on intercompany loans that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of earnings. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of $123,755. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings, generally offsetting the gains or losses from the foreign currency adjustments on the intercompany loans. At March 28, 2009, the fair value of the foreign currency forwards was $1,661 included in other current assets and $192 included in other accrued liabilities. At September 27, 2008, the fair value of the foreign currency forwards was a $390 liability, which was included in other accrued liabilities.
Activity and classification related to derivatives not designated as hedging instruments under SFAS No. 133 for the first six months of 2009 is summarized below:

		Three Months	Six Months
		Ended	Ended
		March 28,	March 28,
Recognized in earnings		2009	2009

Foreign currency forwards	Equity in earnings of LTi and other	$1,164	$2,492

Net gain		$1,164	$2,492

The classification of derivatives on the consolidated condensed balance sheet as of March 28, 2009 is summarized as follows:

Asset derivatives	Classification	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:
Foreign currency forwards	Other current assets	$291
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forwards	Other current assets	1,661

Total asset derivatives		$1,952

Liability derivatives	Classification	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swaps	Other accrued liabilities	$1,689
Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forwards	Other accrued liabilities	205

Total liability derivatives		$1,894

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to amend and expand the disclosure requirements with the intent to provides users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS No. 161 at the beginning of our second quarter of 2009.
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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of March 28, 2009:

	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards	Other current assets	$-	$1,952	$-	$1,952
Foreign currency forwards	Other accrued liabilities		(205)		(205)
Interest rate swaps	Other accrued liabilities	-	(1,689)	-	(1,689)

Net fair value		$-	$58	$-	$58

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
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Service cost	$3,494	$4,114	$6,988	$8,229
Interest cost	6,382	5,860	12,764	11,719
Expected return on plan assets	(7,981)	(7,452)	(15,962)	(14,905)
Amortization of prior service cost	74	265	148	530
Amortization of actuarial loss	211	689	422	1,379
Curtailment loss	-	70	-	70

Pension expense for defined benefit plans	2,180	3,546	4,360	7,022
Pension expense for defined contribution plans	1,626	369	2,980	728

Total pension expense for U.S. plans	$3,806	$3,915	$7,340	$7,750

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
Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Service cost	$870	$995	$1,755	$1,964
Interest cost	1,380	1,456	2,805	2,890
Expected return on plan assets	(829)	(915)	(1,700)	(1,830)
Amortization of prior service credit	(12)	(10)	(24)	(19)
Amortization of actuarial loss	110	82	228	166

Pension expense for defined benefit plans	1,519	1,608	3,064	3,171
Pension expense for defined contribution plans	429	470	840	911

Total pension expense for non-U.S. plans	$1,948	$2,078	$3,904	$4,082

During the six months ended March 28, 2009, we made contributions to our defined benefit pension plans of $10,000 to the U.S. plans and $2,592 to the non-U.S. plans. We anticipate contributing an additional $14,000 to the U.S. plans and $2,889 to the non-U.S. plans for a total of $29,481 in 2009.

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Service cost	$104	$107	$209	$214
Interest cost	341	312	683	624
Amortization of transition obligation	99	99	197	197
Amortization of prior service cost	67	71	134	143
Amortization of actuarial loss	96	112	192	224

Total periodic post-retirement benefit cost	$707	$701	$1,415	$1,402

Note 9 – Income Taxes
The effective tax rate for the first half of 2009 is lower than would be expected by applying statutory tax rates on earnings before income taxes. The lower rate is a result of two factors that occurred in the first quarter of 2009. We decided to repatriate approximately $31,000 of cash back to the U.S. from our Japanese subsidiary, resulting in a $4,850 foreign tax credit, which reduces our U.S. tax provision. In addition, we recorded a $1,500 benefit in 2009 related to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under the TARP legislation. Our effective tax rate for 2009 is expected to be 27.2% reflecting these events.

Note 10 - Shareholders’ Equity
The changes in shareholders’ equity for the six months ended March 28, 2009 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning of period	$48,605	40,793,523	7,811,190
Conversion of Class B to Class A	-	2,100	(2,100)

End of period	48,605	40,795,623	7,809,090

ADDITIONAL PAID-IN CAPITAL
Beginning of period	311,159
Equity-based compensation expense	3,620
Issuance of Treasury shares at more than cost	150
Income tax effect of equity-based compensation	45
Adjustment to market - SECT	(9,987)

End of period	304,987	-	-

RETAINED EARNINGS
Beginning of period	688,585
Net earnings	53,962
Adjustment for adoption of measurement provision of SFAS No. 158	(991)

End of period	741,556	-	-

TREASURY STOCK
Beginning of period	(40,607)	(2,107,949)	(3,305,971)
Issuance of treasury shares	243	45,563	-
Purchase of treasury shares	(7,387)	(244,688)	-

End of period	(47,751)	(2,307,074)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(22,179)	-	(507,420)
Issuance of shares	2,663	-	90,042
Purchases of shares	(1,178)	-	(38,244)
Adjustment to market - SECT	9,987	-	-

End of period	(10,707)	-	(455,622)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning of period	8,847
Foreign currency translation adjustment	(35,858)
Retirement liability adjustment	1,621
Adjustment for adoption of measurement provision of SFAS No. 158	142
Increase in accumulated loss on derivatives	(149)

End of period	(25,397)	-	-

TOTAL SHAREHOLDERS’ EQUITY	$1,011,293	38,488,549	4,047,497

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
Note 12 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Weighted- average shares outstanding - Basic	42,535,691	42,601,255	42,571,490	42,543,291
Dilutive effect of equity-based awards	288,100	641,043	333,450	707,188

Weighted-average shares outstanding - Diluted	42,823,791	43,242,298	42,904,940	43,250,479

Note 13 - Comprehensive Income
The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Net earnings	$23,692	$28,628	$53,962	$56,303
Other comprehensive income (loss):
Foreign currency translation adjustment	(15,288)	19,624	(35,858)	25,591
Retirement liability adjustment, net of tax of $235, $998, $472 and $998, respectively	420	1,548	1,621	1,548
Pension curtailment and remeasurement, net of tax of $17,496	-	(27,936)	-	(27,936)
Decrease (Increase) in accumulated loss on derivatives	208	(872)	(149)	(1,291)

Comprehensive income	$9,032	$20,992	$19,576	$54,215

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	March 28,	September 27,
	2009	2008

Cumulative foreign currency translation adjustment	$8,937	$44,795
Accumulated retirement liability adjustments	(33,676)	(35,439)
Accumulated loss on derivatives	(658)	(509)

Accumulated other comprehensive (loss) income	$(25,397)	$8,847

Note 14 - Segment Information
Below are sales and operating profit by segment for the three and six months ended March 28, 2009 and March 29, 2008 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

Net sales:
Aircraft Controls	$162,025	$161,616	$325,173	$321,197
Space and Defense Controls	68,320	70,086	139,702	127,433
Industrial Systems	104,512	130,176	214,547	252,909
Components	84,504	84,241	166,008	163,828
Medical Devices	33,974	22,719	53,993	49,878

Net sales	$453,335	$468,838	$899,423	$915,245

Operating profit (loss) and margins:
Aircraft Controls	$14,519	$14,255	$28,019	$29,343
	9.0%	8.8%	8.6%	9.1%
Space and Defense Controls	9,806	9,143	23,386	15,843
	14.4%	13.0%	16.7%	12.4%
Industrial Systems	10,860	18,284	22,359	36,177
	10.4%	14.0%	10.4%	14.3%
Components	15,049	14,584	30,050	29,420
	17.8%	17.3%	18.1%	18.0%
Medical Devices	(77)	349	(2,301)	3,936
	(0.2%)	1.5%	(4.3%)	7.9%

Total operating profit	50,157	56,615	101,513	114,719
	11.1%	12.1%	11.3%	12.5%

Deductions from operating profit:
Interest expense	9,422	9,223	19,023	18,935
Equity-based compensation expense	1,031	682	3,620	2,310
Corporate expenses and other	3,202	4,182	5,995	8,516

Earnings before income taxes	$36,502	$42,528	$72,875	$84,958

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
OVERVIEW
We are a worldwide designer, manufacturer and integrator of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and defense, industrial and medical markets. Our aerospace and defense products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles, controls for gun aiming, stabilization and automatic ammunition loading for armored combat vehicles, and homeland security products. Our industrial products are used in a wide range of applications, including injection molding machines, pilot training simulators, power generation, material and automotive testing, metal forming, heavy industry and oil exploration. Our medical products include infusion therapy pumps, enteral clinical nutrition pumps, slip rings used on CT scanners and motors used in sleep apnea devices. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina, Pennsylvania, Ohio, Georgia and Illinois, and in Germany, England, Italy, Japan, the Philippines, Ireland and India.
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

Acquisitions and Equity Investment
On June 4, 2008, we acquired a 40% ownership in LTi REEnergy GmbH for cash of $28 million. LTi REEnergy specializes in the design and manufacture of servo controllers as well as complete drive systems for electric rotor blade controls for wind turbines. Sales for the twelve months preceding the transaction were approximately $85 million. We are accounting for this investment using the equity method of accounting with our net investment reflected in other assets on the balance sheet. We expect to acquire the remaining 60% of the company in June 2009 subject to conventional conditions of closing. Our 40% share of the net earnings of LTi REEnergy for the three months and six months ended March 28, 2009 was $2 million and $4 million, respectively, and is included in the operating results of our Industrial Systems segment.
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition.
On March 2, 2009, we acquired Fernau Avionics Limited, a UK based company. The purchase price, net of cash acquired, was $46 million in cash, which was financed with credit facility borrowings. Fernau Avionics is a leading supplier of ground-based air navigation systems for military, naval and civil aviation. Sales for the 2008 calendar year were approximately $23 million. This acquisition complements our present navigation aids business in the U.S. This acquisition is included in our Aircraft Controls segment.
On February 13, 2009, we acquired Videolarm Inc., based in Decatur, Georgia. The purchase price, net of cash acquired, was for $45 million, which was financed with credit facility borrowings. Videolarm produces products for surveillance systems including integrated cameras, vandal resistant protective housings and networked solutions. Sales for the 2008 calendar year were approximately $20 million. This acquisition is included in our Space and Defense Controls segment.
On January 30, 2009, we acquired 70% of the stock of Insensys Ltd., a UK based company. The purchase price, net of cash acquired, was $15 million and was financed with available cash on hand. The purchase contract included the option to purchase the remaining 30% within one year, which we exercised on April 30, 2009 for approximately $8 million. Insensys is a supplier of pitch control and rotor blade monitoring systems for wind turbines. Sales for the 2008 calendar year were approximately $8 million. This acquisition is included in our Industrial Systems segment.
On January 23, 2009, we acquired Ethox International, based in Buffalo, New York. The purchase price, net of cash acquired was $15 million in cash, which was financed with credit facility borrowings plus $7 million of assumed debt. Ethox produces proprietary medical devices and is engaged in contract manufacturing of disposables for medical device companies. Ethox also provides microbiology, toxicology and sterilization services. Sales for the 2008 calendar year were approximately $27 million. This acquisition is included in our Medical Devices segment.
On December 30, 2008, we acquired Aitecs Medical UAB, a Lithuanian-based manufacturer of syringe-style infusion therapy pumps. The purchase price, net of cash acquired, was $21 million in cash, which was financed with credit facility borrowings. Aitecs has a product portfolio that includes pumps for general hospital use, operating rooms and patient controlled analgesia. Sales for the twelve months preceding the acquisition were approximately $9 million. This acquisition is included in our Medical Devices segment.
On October 8, 2008, we acquired Berkeley Process Control, Inc., based in Richmond, California The purchase price, net of cash acquired, was $14 million, which was financed with credit facility borrowings. Berkeley manufactures motion control software and hardware that automates the precise handling of semiconductor wafers and enhances the speed, quality and safety of welding in the oil and gas market and in nuclear fuel canisters. Sales for the twelve months preceding the acquisition were approximately $6 million. This acquisition is included in our Industrial Systems segment.
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
Our purchase price allocations for Fernau, Videolarm, Insensys, Ethox, Aitecs and Berkeley are based on preliminary estimates of fair values of assets acquired and liabilities assumed.
Reviews for Impairment of Goodwill
We performed an interim test on goodwill for impairment and have concluded that our goodwill was not impaired as of March 28, 2009.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(dollars in millions)	2009	2008	2009	2008

Net sales	$453.3	$468.8	$899.4	$915.2
Gross margin	29.9%	31.9%	30.4%	32.5%
Research and development expenses	$24.2	$26.1	$49.3	$50.2
Selling, general and administrative expenses as a percentage of sales	15.2%	15.6%	15.3%	15.8%
Interest expense	$9.4	$9.2	$19.0	$18.9
Effective tax rate	35.1%	32.7%	26.0%	33.7%
Net earnings	$23.7	$28.6	$54.0	$56.3

Net sales decreased $16 million, or 3%, in the second quarter of 2009 compared to the second quarter of 2008. During the second quarter, our sales were negatively impacted by the global economic recession, most significantly in our Industrial Systems segment. In addition, our sales were positively impacted by the incremental sales of recent acquisitions and negatively impacted by sales that are denominated in foreign currencies that generally weakened against the U.S. dollar in our other segments.
Net sales decreased $16 million, or 2%, for the first half of the year as sales in our Industrial Systems segment decreased due to the global recession. In addition, our sales were positively impacted by the incremental sales of recent acquisitions and negatively impacted by sales that are denominated in foreign currencies that generally weakened against the U.S. dollar in our other segments.
Our gross margin was lower in the second quarter of 2009 compared to 2008 primarily as a result of the product mix as a lower proportion of our business came from industrial controls which generally carry a higher gross margin than our other products. Our gross margin was also lower in the first half of 2009 compared to 2008 due to additions to contract loss reserves, which were $5 million higher in the first half of 2009 compared to 2008, primarily related to loss reserves in our Aircraft Controls segment.
Research and development expenses were lower in the second quarter and first half of 2009 compared to the same periods of 2008. The lower levels were primarily within Industrial Systems.
Selling, general and administrative expenses as a percentage of sales were lower in the second quarter of 2009 compared to the same period last year. The decrease is primarily a result of lower discretionary expenses in conjunction with the global economic slowdown. Selling, general and administrative expenses as a percentage of sales were lower in the first half of 2009 compared to 2008 as a result of lower discretionary expenses and a sales volume shift to segments that have lower selling, general and administrative cost structures.
Interest expense was comparable in the second quarter and first half of 2009 to the same periods of 2008 as a result of higher debt levels in 2009 being offset by lower average interest rates.
The effective tax rate for the second quarter of 2009 was higher compared to the same period for 2008 mainly as a result of a decrease in earnings from foreign operations with lower tax rates. The effective tax rate for the first half of 2009 was lower compared to 2008. This was primarily a result of two items. We repatriated approximately $31 million of cash back to the U.S. from our Japanese subsidiary, resulting in a $5 million foreign tax credit, which reduces our U.S. tax provision. In addition, we recorded a $1.5 million benefit in 2009 as it relates to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under the TARP legislation. Our effective tax rate for 2009 is expected to be 27.2%, reflecting these events.
Net earnings and diluted earnings per share decreased 17% in the second quarter of 2009. Net earnings and diluted earnings per share decreased 4% and 3%, respectively, in the first half of 2009.

2009 Outlook - We expect sales in 2009 to decrease by 3% to approximately $1.84 billion. We expect decreases of $63 million in Industrial Systems, $20 million in Aircraft Controls and $11 million in Components compared to 2008. We expect sales increases of $21 million in Medical Devices and $17 million in Space and Defense Controls. We expect operating margins before restructuring charges to be approximately 10.2% in 2009 compared to 12.0% in 2008. We expect these operating margins before restructuring charges to decrease in Industrial Systems, Medical Devices and Components and increase in Space and Defense Controls and Aircraft Controls. Restructuring costs are estimated to be $15 million primarily related to anticipated staff reductions, in our international industrial operations. We expect net earnings to decrease to $84 million and diluted earnings per share to decrease by 29% to $1.95. Given the uncertainty in the global economy, these forecasted amounts are centered within a range of plus or minus $.20 diluted earnings per share.

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
Aircraft Controls

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(dollars in millions)	2009	2008	2009	2008

Net sales - military aircraft	$102.2	$96.2	$205.1	$185.9
Net sales - commercial aircraft	53.3	63.8	110.9	132.6
Net sales - navigational aids	6.5	1.6	9.2	2.7

	$162.0	$161.6	$325.2	$321.2
Operating profit	$14.5	$14.3	$28.0	$29.3
Operating margin	9.0%	8.8%	8.6%	9.1%
Backlog			$404.7	$309.3

Net sales in Aircraft Controls were relatively unchanged in the second quarter of 2009 compared to 2008; however, there was a shift from commercial to military sales. Military aftermarket sales increased $7 million on major programs such as the F-18, C-5 and V-22 Osprey. Commercial aircraft sales decreased $10 million from the second quarter of 2008, mainly due to $8 million in lower sales to Boeing and $4 million less in aftermarket. As a result of our acquisition of Fernau Avionics, we have established a Navigational Aids product line and reclassified sales of our Tactical Air Navigation equipment (TACAN), which we previously reported as part of military aftermarket. Sales of navigational aids increased $3 million in the second quarter of 2009 compared to 2008 as we have updated our design of TACAN systems and are now selling them on an OEM basis. In addition, the acquisition of Fernau contributed $2 million of incremental sales for the second quarter of 2009.
Net sales in Aircraft Controls increased $4 million, or 1%, in the first half of 2009. Military aircraft sales increased $19 million. Military aftermarket sales increased $9 million in the first half of 2009. Other military aircraft sales increased $6 million on the F-35 program as we started work on the low-rate production contract and $4 million on the V-22 production program. Navigational Aids increased $5 million from the redesign of the TACAN products and $2 million of incremental sales from the Fernau acquisition. Commercial aircraft sales decreased $22 million from the first half of 2008, mainly due to $16 million in lower sales to Boeing and a $4 million decline in aftermarket sales.
Our operating margin was higher in the second quarter of 2009 compared to 2008 primarily as a result of sales mix changes. Our operating margin was lower in the first half of 2009 compared to 2008 as we increased our loss reserves in the first half of 2009. Excluding the effects of these additions to loss reserves, our operating margins would have increased compared to 2008, primarily as a result of sales mix changes.
The higher level of twelve-month backlog for Aircraft Controls at March 28, 2009 compared to March 29, 2008 reflects strong military orders and the Fernau acquisition, partially offset by a decline in commercial backlog.
2009 Outlook for Aircraft Controls - We expect sales in Aircraft Controls to decrease 4% to $646 million in 2009. Military aircraft sales are expected to remain relatively flat at $398 million. Commercial aircraft sales are expected to decrease 19% to $220 million, principally related to Boeing and our commercial aftermarket activity. Navigational Aids are expected to increase to $28 million due in large part to the acquisition of Fernau Avionics. We expect our operating margin to be 8.8% in 2009, an improvement from 8.2% in 2008, as research and development spending moderates and becomes a lower percentage of sales.

Space and Defense Controls

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(dollars in millions)	2009	2008	2009	2008

Net sales	$68.3	$70.1	$139.7	$127.5

Operating profit	$9.8	$9.1	$23.4	$15.8

Operating margin	14.4%	13.0%	16.7%	12.4%

Backlog			$164.2	$168.8

Net sales in Space and Defense Controls decreased $2 million, or 3%, in the second quarter of 2009 compared to 2008. Sales of defense controls decreased $9 million as a result of a $16 million decline in sales on the Driver’s Vision Enhancer (DVE) program, partially offset by increases in other programs, most notably the Stryker Mobile Gun system. CSA Engineering, which we acquired in the third quarter of 2008, also contributed $5 million of sales in vibration suppression and shock isolation systems.
Net sales in Space and Defense Controls increased $12 million, or 10%, in the first half of 2009 compared to 2008. CSA Engineering contributed $9 million in incremental sales. Sales of launch vehicles increased $4 million and sales of controls for military and commercial satellites increased $3 million. Offsetting those increases was a decrease in sales for the Constellation program of $4 million as NASA has been without a new administrator, which has slowed down commitments for the design of the Orion Crew Vehicle. Sales of defense controls also decreased $1 million as a result of a decline in sales on the DVE program of $8 million, offset by increases in other programs.
Our operating margin for Space and Defense Controls increased in the second quarter of 2009 compared to 2008. The increase is primarily a result of last year’s $4 million loss reserve for thruster valves used on satellites, partially offset by strong margins on the DVE program, in the second quarter of 2008. The increase in our operating margin for the first half of 2009 is also a result of the impact of higher sales volume.
The lower level of twelve-month backlog at March 28, 2009 compared to March 29, 2008 relates to the decline in orders of defense controls, primarily the DVE program, offset by the backlog from CSA Engineering.
2009 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase $17 million, or 7%, to $271 million in 2009. We expect increases to come from CSA, homeland security as a result of our Videolarm acquisition in the second quarter of 2009, launch vehicles and satellites. We expect sales to decrease on the Constellation program and defense controls. We expect our operating margin in 2009 to increase to 13.3% from 11.6% in 2008, primarily as a result of the strong performance in the first half of 2009.

Industrial Systems

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(dollars in millions)	2009	2008	2009	2008

Net sales	$104.5	$130.2	$214.5	$252.9

Operating profit	$10.9	$18.3	$22.4	$36.2

Operating margin	10.4%	14.0%	10.4%	14.3%

Backlog			$134.2	$192.4

Net sales in Industrial Systems decreased $26 million, or 20%, in the second quarter of 2009 compared to 2008. The global economic recession has significantly impacted our industrial business in most of the major markets that we serve. In addition, weaker foreign currencies, in particular the euro, compared to the U.S. dollar had a negative impact on sales, representing 28% of the sales decrease in the quarter. Sales were down in all of our major markets except for power generation and test equipment. Sales for plastic making machinery decreased $12 million, or 59%, as demand has been very slow from our customers that supply the automotive and consumer goods industries. Sales for controls for metal forming presses decreased by $6 million due to the lack of demand in the auto and construction industries. Sales for motion simulators decreased $3 million and sales for controls in steel mills remained flat. Offsetting those sales declines was an increase of $4 million in power generation related to continuing strong demand in Europe and Asia and an increase of $1 million in test equipment.
Net sales in Industrial Systems decreased $38 million, or 15%, in the first half of 2009 compared to 2008. Weaker foreign currencies, in particular the euro, compared to the U.S. dollar had a negative impact on sales, representing 32% of the sales decrease. Sales were down in all of our major markets except for power generation and motion simulation. Sales for plastic making machinery decreased $18 million, related to weaker demand in the auto industry and packaging for consumer goods. Sales of controls for metal forming and presses decreased by $9 million. Sales of controls for steel mills decreased $5 million in China and Europe due to slowing global demand. Offsetting those sales declines were increases of $6 million in power generation and $1 million in the motion simulator business.
Our operating margin for Industrial Systems declined in the second quarter and first half of 2009 over the comparable 2008 periods due to lower sales volume.
The lower level of twelve-month backlog for Industrial Systems at March 28, 2009 compared to March 29, 2008 primarily relates to slowing demand in most of our major markets.
2009 Outlook for Industrial Systems – We expect sales in Industrial Systems to decrease 12% to $470 million in 2009. We expect sales declines in most of our major markets as a result of slowing global demand and weaker foreign currencies. The only exception is power generation, which will increase as we expect to complete the acquisition of LTi REEnergy later in the year, in addition to the recent Insensys acquisition. We expect our operating margin to decrease to 7.1% in 2009, before restructuring expense, from 13.8% in 2008. The decrease in our operating margin will reflect both the decrease in sales volume and expected first year purchase accounting adjustments.

Components

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(dollars in millions)	2009	2008	2009	2008

Net sales	$84.5	$84.2	$166.0	$163.8

Operating profit	$15.0	$14.6	$30.1	$29.4

Operating margin	17.8%	17.3%	18.1%	18.0%

Backlog			$193.7	$177.0

Net sales in Components remained flat in the second quarter of 2009 compared to 2008. Sales were mixed in our various markets. Aircraft sales increased $5 million, primarily on the Guardian program, a system designed to protect aircraft from shoulder-fired missiles, and various other military programs. Sales of space and defense controls increased $2 million, mostly for components used in space vehicles and ground-based radar systems. Marine sales, which are primarily used in offshore oil exploration and production, were flat. Total medical sales decreased $2 million as sales to Respironics declined in dollar value although we are selling higher quantities. Industrial sales decreased $4 million, largely a result of reduced demand for industrial automation equipment.
Net sales in Components increased slightly in the first half of 2009 compared to 2008. Sales increased in every market except medical and industrial. Aircraft sales increased $8 million, primarily on the Guardian program. Sales of space and defense controls increased $3 million for components supplied on the Abrams Tank, the Stryker Mobile Gun System, space vehicles and ground-based radar systems. Marine sales increased $1 million, mostly for equipment used on undersea robots. Total medical sales decreased $2 million, largely from sales to Respironics. Industrial sales decreased $8 million, largely a result of reduced demand for industrial automation equipment and slip rings for closed circuit TV surveillance.
Our operating margin was relatively unchanged in the second quarter and first half of 2009 compared to 2008.
The higher level of twelve-month backlog at March 28, 2009 compared to March 29, 2008 primarily relates to increased orders for military aircraft and defense controls programs.
2009 Outlook for Components - We expect sales in Components to decrease 3% to $330 million in 2009. We expect sales increases in aircraft, which is primarily driven by the Guardian program, and from the space and defense market. We expect sales decreases within the marine, medical and most notably industrial markets. We expect our operating margin in 2009 to be 17.5% in 2009, similar to the strong performance we achieved in 2008.

Medical Devices

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(dollars in millions)	2009	2008	2009	2008

Net sales	$34.0	$22.7	$54.0	$49.9

Operating profit (loss)	$(0.1)	$0.3	$(2.3)	$3.9

Operating margin	(0.2%)	1.5%	(4.3%)	7.9%

Backlog			$16.4	$16.5

Net sales in Medical Devices increased $11 million, or 50%, in the second quarter of 2009 compared to 2008. The acquisitions of Aitecs and Ethox International during the second quarter of 2009 contributed $7 million towards the sales increase. In addition, sales of pumps and administration sets each increased $2 million. Partially offsetting those sales increases was a $2 million decrease in sales of sensors and handpieces.
Net sales in Medical Devices increased $4 million, or 8%, in the first half of 2009 compared to 2008. The acquisitions of Aitecs and Ethox International contributed $7 million of incremental sales. Sales of administration sets also increased $3 million, or 22%. Partially offsetting those sales increases was a decrease of $4 million in sales of pumps resulting from reduced spending by hospitals and outpatient clinics in the first quarter of 2009 and a large order from the first quarter of 2008. Sales of sensors and handpieces also decreased $3 million.
Our operating margin in the second quarter of 2009 is negatively impacted by an additional $1 million reserve for a voluntary software modification for certain of our enteral feeding pumps, $1 million of first year purchase accounting adjustments for the Aitecs and Ethox acquisitions and a shift in the product mix. Our operating margin for the second quarter of 2008 was low as a result of a decline in sales volume.
Our operating margin for the first half of 2009 is negative as a result of the lower sales volume without acquisitions, a total $2 million reserve for the software modification on the enteral feeding pumps, the first year purchase accounting adjustments for the Aitecs and Ethox acquisitions and increased research and development spending.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2009 Outlook for Medical Devices – We expect sales in Medical Devices to increase 20% to $125 million in 2009, solely as a result of two acquisitions we completed in the second quarter. The acquisitions of Aitecs and Ethox International are expected to add approximately $24 million in sales for 2009. We expect our operating margin to decrease to 2.7% as a result of the operating loss in the first six months and the impact of first year purchase accounting charges on the Aitecs and Ethox acquisitions.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
	March 28,	March 29,
(dollars in millions)	2009	2008

Net cash provided (used) by:

Operating activities	$48.3	$17.6

Investing activities	(180.6)	(56.6)

Financing activities	118.5	41.6

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities increased in the first six months of 2009 compared to 2008. This increase relates primarily to increased collections of receivables in 2009, lower working capital requirements in the first half of 2009 and lower income tax payments in 2009. Partially offsetting this increase were larger uses of cash in the first six months of 2009 compared to 2008 for various items such as higher pension contributions.
Investing activities
Net cash used by investing activities in the first six months of 2009 includes $149 million for various acquisitions, consisting of $14 million for Berkeley Process Controls, $21 million for Aitecs Medical UAB, $8 million for Ethox International, $15 million for Insensys Ltd., $45 million for Videolarm and $46 million for Fernau Avionics. Net cash used by investing activities also included $43 million for capital expenditures. These amounts were partially offset by the redemption of $12 million of supplemental retirement plan investments that were used to purchase $13 million par value of the Company’s 6.25% senior subordinated notes. Net cash used by investing activities in the first six months of 2008 consisted principally of $46 million of capital expenditures and $9 million towards the acquisition of PRIZM.
Our capital expenditures in 2009 will approximate $95 million.
Financing activities
Net cash provided by financing activities in the first six months of 2009 reflects borrowings on our U.S. credit facility to fund most of the acquisitions and $7 million used for our share repurchase program. These amounts were partially offset by the redemption of $13 million par value of the Company’s senior subordinated notes. Net cash provided by financing activities in the first six months of 2008 reflects the use of our U.S. credit facility for increased working capital requirements to fund our sales growth, capital expenditures and the acquisition of PRIZM.
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
Our largest credit facility is our U.S. credit facility, which matures on March 14, 2013. It consists of a $750 million revolver and had an outstanding balance of $385 million at March 28, 2009. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 125 basis points at March 28, 2009 and will increase to 150 basis points during the third quarter of 2009 as a result of additional borrowings to fund our recent acquisitions. The credit facility is secured by substantially all of our U.S. assets.
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
At March 28, 2009, we had $384 million of unused borrowing capacity, including $353 million from the U.S. credit facility after considering standby letters of credit. Our ability to utilize the unused borrowing capacity is limited by the maximum leverage ratio covenant, which would restrict borrowings to an additional $224 million as of March 28, 2009.
Net debt to capitalization was 42% at March 28, 2009 and 37% at September 27, 2008. The increase in net debt to capitalization is primarily due to amounts borrowed to fund acquisitions.
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
The commercial OEM market has historically exhibited cyclical swings and sensitivity to economic conditions. The aftermarket is driven by usage of the existing aircraft fleet, the age of the installed fleet and, more recently fleet re-sizing programs for passenger and cargo aircraft. Changes in aircraft utilization rates affect in the need for maintenance and spare parts and impact, aftermarket sales. Boeing and Airbus have historically increased production as air traffic volume has grown.
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
Industrial
Approximately 34% of our 2008 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. We are experiencing challenges from current global economic conditions. These challenges include reacting to slowing demand for industrial automation equipment, steel and automotive manufacturing and delayed orders as customers manage inventory levels. Despite the general slowdown in demand from the global recession, we continue to see strong demand in the growing wind energy market.
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

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2008 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During the first six months of 2009, these foreign currencies weakened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $29 million compared to the same period one year ago. During 2008, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $49 million compared to 2007.
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

Cautionary Statement
Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include:
•	fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products, industrial capital goods and medical devices,

•	our dependence on government contracts that may not be fully funded or may be terminated,

•	our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales,

•	delays by our customers in the timing of introducing new products, which may affect our earnings and cash flow,

•	the possibility that the demand for our products may be reduced if we are unable to adapt to technological change,

•	intense competition which may require us to lower prices or offer more favorable terms of sale,

•	our indebtedness which could limit our operational and financial flexibility,

•	the possibility that new product and research and development efforts may not be successful, which could reduce our sales and profits,

•	increased cash funding requirements for pension plans, which could occur in future years based on assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates,

•	a write-off of all or part of our goodwill, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements,

•	the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting,

•	the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in contract accounting,

•	the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business,

•	our ability to successfully identify and consummate acquisitions, and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with the acquired businesses for which we are not indemnified,

•	our dependence on our management team and key personnel,

•	the possibility of a catastrophic loss of one or more of our manufacturing facilities,

•	the possibility that future terror attacks, war or other civil disturbances could negatively impact our business,

•	that our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes,

•	the possibility that government regulation could limit our ability to sell our products outside the United States,

•	product quality or patient safety issues with respect to our medical devices business that could lead to product recalls, withdrawal from certain markets, delays in the introduction of new products, sanctions, litigation, declining sales or actions of regulatory bodies and government authorities,

•	the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation,

•	changes in medical reimbursement rates of insurers to medical service providers, which could affect sales of our medical products,

•	the possibility that litigation may result unfavorably to us,

•	our ability to adequately enforce our intellectual property rights and the possibility that third parties will assert intellectual property rights that prevent or restrict our ability to manufacture, sell, distribute or use our products or technology,

•	foreign currency fluctuations in those countries in which we do business and other risks associated with international operations,

•	the cost of compliance with environmental laws,

•	the risk of losses resulting from maintaining significant amounts of cash and cash equivalents at financial institutions that are in excess of amounts insured by governments,

•	the inability to utilize amounts available to us under our credit facilities given uncertainties in the credit markets and

•	our customers’ inability to pay us due to adverse economic conditions or their inability to access available credit.

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

Item 4.      Controls and Procedures.

(a)	Disclosure Controls and Procedures. Moog carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table summarizes our purchases of our common stock for the quarter ended March 28, 2009.

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate Dollar
			Purchased	Value)
	(a) Total		As Part of	of Shares that
	Number of		Publicly	May Yet Be
	Shares	(b) Average	Announced	Purchased Under
	Purchased	Price Paid	Plans or	the Plans or
Period	(1)(2)(3)	Per Share	Programs (3)	Programs (3)

December 28, 2008 – January 31, 2009	9,164	$34.11	-	786,400

February 1 – 28, 2009	32,000	$27.36	20,000	766,400

March 1 – 28, 2009	11,280	$20.30	-	766,400

Total	52,444	$27.02	20,000	766,400

(1)	The purchases in January and March consist of shares from the Moog Inc. Retirement Savings Plan.

(2)	Purchases in February include 12,000 shares of Class B common stock from the Moog family at $31.23 per share.

(3)	In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management. The transactions will be made in accordance with rules and regulations of the U.S. Securities and Exchange Commission and other rules that govern such purchases. During February, we purchased 20,000 Class A shares at an average price of $25.03 per share. The approximate dollar value of the maximum number of shares that may yet be purchased as determined by the Class A Stock price on the last day of the quarter is $18 million.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on January 7, 2009. The following matters were submitted to a vote of security holders at the Annual Meeting.
(a)	The nominees to the Board of Directors were elected based on the following votes:

Nominee	For	Authority Withheld
Class A
Brian J. Lipke	35,998,952	819,098

Class B
Richard A. Aubrecht	4,050,180	26,813
Peter J. Gundermann	4,045,725	31,268
John D. Hendrick	4,051,621	25,372
The terms of the following directors continued after the Annual Meeting: Joe C. Green and Raymond W. Boushie (Class B directors through 2011); and Robert T. Brady (Class A director through 2011). Kraig H. Kayser, Robert H. Maskrey and Albert F. Myers (Class B directors through 2010); Robert R. Banta (Class A director through 2010).

(b)	The appointment of Ernst & Young LLP as auditors was approved based on the following votes:

Class A*: For, 3,661,590; Against, 17,824; Abstain 2,391.

Class B: For, 4,060,069; Against, 8,337; Abstain, 8,587.
*	Each share of Class A common stock is entitled to a one-tenth vote per share on this proposal.

Item 6.     Exhibits

(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date: May 5, 2009	By	/s/Robert T. Brady

Robert T. Brady
Chairman
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2009	By	/s/John R. Scannell

John R. Scannell
Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2009	By	/s/Donald R. Fishback

Donald R. Fishback
Vice President - Finance

Date: May 5, 2009	By	/s/Jennifer Walter

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