Form 10-Q
period 2009-06-27
MOOG INC
filed 2009-08-04
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of July 30, 2009 was:
Class A common stock, $1.00 par value 38,492,674 shares
Class B common stock, $1.00 par value 4,126,122 shares

MOOG inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
MOOG Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

	June 27,	September 27,
(dollars in thousands)	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,014	$86,814
Receivables	523,975	517,361
Inventories	475,499	408,295
Other current assets	90,403	77,915

TOTAL CURRENT ASSETS	1,166,891	1,090,385
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $429,996 and $399,806, respectively	454,384	428,120
GOODWILL	644,579	560,735
INTANGIBLE ASSETS, net	194,669	74,755
OTHER ASSETS	42,750	73,252

TOTAL ASSETS	$2,503,273	$2,227,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$28,497	$7,579
Current installments of long-term debt	10,170	1,487
Accounts payable	122,998	128,723
Customer advances	53,122	41,507
Contract loss reserves	18,815	20,536
Other accrued liabilities	185,478	177,261

TOTAL CURRENT LIABILITIES	419,080	377,093
LONG-TERM DEBT, excluding current installments
Senior debt	411,946	261,922
Senior subordinated notes	380,635	400,072
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	105,604	108,072
DEFERRED INCOME TAXES	124,379	80,754
OTHER LONG-TERM LIABILITIES	5,190	4,924

TOTAL LIABILITIES	1,446,834	1,232,837

SHAREHOLDERS’ EQUITY
Common stock	48,605	48,605
Other shareholders’ equity	1,007,834	945,805

TOTAL SHAREHOLDERS’ EQUITY	1,056,439	994,410

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,503,273	$2,227,247

See Accompanying Notes to Consolidated Condensed Financial Statements.

MOOG Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(dollars in thousands, exept per share data)	2009	2008	2009	2008

NET SALES	$445,160	$496,575	$1,344,583	$1,411,820
COST OF SALES	319,410	338,084	945,213	956,064

GROSS PROFIT	125,750	158,491	399,370	455,756
Research and development	22,805	30,518	72,127	80,686
Selling, general and administrative	70,545	75,413	208,550	219,634
Restructuring	9,946	—	9,946	—
Interest	9,471	9,121	28,494	28,056
Equity in earnings of LTi and other	(3,409)	(729)	(9,014)	(1,746)

EARNINGS BEFORE INCOME TAXES	16,392	44,168	89,267	129,126
INCOME TAXES	496	13,057	19,409	41,712

NET EARNINGS	$15,896	$31,111	$69,858	$87,414

NET EARNINGS PER SHARE
Basic	$.37	$.73	$1.64	$2.05
Diluted	$.37	$.72	$1.63	$2.02

AVERAGE COMMON SHARES OUTSTANDING
Basic	42,571,843	42,646,335	42,571,608	42,577,639
Diluted	42,837,237	43,248,903	42,882,372	43,249,953

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 27,	June 28,
(dollars in thousands)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$69,858	$87,414
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	40,777	35,252
Amortization	14,671	11,471
Provisions for non-cash losses on contracts, inventories and receivables	30,148	23,308
Equity-based compensation expense	4,651	3,694
Other	(5,841)	(2,389)
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	29,931	(80,961)
Inventories	(29,542)	(59,786)
Accounts payable	(23,703)	16,644
Customer advances	(5,599)	7,165
Accrued expenses	(21,021)	(2,380)
Accrued income taxes	(4,990)	11,666
Pension assets and liabilities	(13,700)	10,437
Other assets and liabilities	(1,739)	(5,973)

NET CASH PROVIDED BY OPERATING ACTIVITIES	83,901	55,562

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(170,681)	(22,354)
Equity investment in LTi REEnergy GmbH	—	(28,114)
Purchase of property, plant and equipment	(63,983)	(68,526)
Supplemental retirement plan investment redemption	18,071	—
Other	(1,144)	(1,110)

NET CASH USED BY INVESTING ACTIVITIES	(217,737)	(120,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable	5,658	1,142
Net proceeds from (repayments of) revolving lines of credit	145,310	(131,500)
Payments on long-term debt	(2,775)	(4,137)
Proceeds from senior subordinated notes	—	196,414
Redemption of senior subordinated notes	(18,071)	—
Excess tax benefits from equity-based payment arrangements	43	878
Other	(3,801)	(2,679)

NET CASH PROVIDED BY FINANCING ACTIVITIES	126,364	60,118

Effect of exchange rate changes on cash	(2,328)	5,660

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,800)	1,236
Cash and cash equivalents at beginning of period	86,814	83,856

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,014	$85,092

CASH PAID FOR:
Interest	$29,542	$25,923
Income taxes, net of refunds	19,148	34,019

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG INC.
Notes to Consolidated Condensed Financial Statements
Nine Months Ended June 27, 2009
(Unaudited)
(dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended June 27, 2009 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 27, 2008. All references to years in these financial statements are to fiscal years.
Note 2 — Acquisitions
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition. Under purchase accounting, we record assets and liabilities at fair value and such amounts are reflected in the respective captions on the balance sheet. All of the following acquisitions, with the exception of LTi REEnergy GmbH, resulted in goodwill being recorded as a result of the respective purchase price allocations.
On June 4, 2008, we acquired a 40% ownership in LTi REEnergy GmbH, with operations in Germany and China, for cash of $28,288. LTi REEnergy specializes in the design and manufacture of servo controllers as well as complete drive systems for electric rotor blade controls for wind turbines. We accounted for this investment using the equity method of accounting with our net investment reflected in other assets on the balance sheet. Our 40% share of the net earnings for the three and nine months ended June 27, 2009 was $2,986 and $6,717, respectively, and is included in the operating results of our Industrial Systems segment. On June 1, 2009, we acquired the remaining 60% of LTi REEnergy and began to consolidate 100% of the operating results from that date forward. The total purchase price, net of cash acquired, was $71,962. We financed the purchase price with available cash on hand of $12,774, issuance of a $13,451 unsecured note due to the seller in February 2010, $17,449 of assumed debt and the $28,288 cash paid for the 40% investment in 2008. Sales for the twelve months preceding the acquisition of the remaining 60% ownership were approximately $140,000.
On March 2, 2009, we acquired Fernau Avionics Limited, a UK-based company. The purchase price, net of cash acquired, was $45,764, which was financed with credit facility borrowings. Fernau Avionics is a leading supplier of ground-based air navigation systems for military, naval and civil aviation. This acquisition complements our present navigation aids business in the U.S. Sales for the 2008 calendar year were approximately $22,500. This acquisition is included in our Aircraft Controls segment.
On February 13, 2009, we acquired Videolarm Inc., based in Decatur, Georgia. The purchase price, net of cash acquired, was $44,853, which was financed with credit facility borrowings. Videolarm produces products for surveillance systems including integrated cameras, vandal resistant protective housings and networked solutions. Sales for the 2008 calendar year were approximately $19,500. This acquisition is included in our Space and Defense Controls segment.
On January 30, 2009, we acquired 70% of the stock of Insensys Ltd., a UK-based company. On April 30, 2009, we acquired the remaining 30%. The purchase price, net of cash acquired, was $23,558 and was financed with available cash on hand. Insensys is a supplier of pitch control and rotor blade monitoring systems for wind turbines. Sales for the 2008 calendar year were approximately $8,000. This acquisition is included in our Industrial Systems segment.
On January 23, 2009, we acquired Ethox International, based in Buffalo, New York. The purchase price, net of cash acquired, was $15,131, which was financed with credit facility borrowings plus $6,814 of assumed debt. Ethox produces proprietary medical devices and is engaged in contract manufacturing of disposables for medical device companies. Ethox also provides microbiology, toxicology and sterilization services. Sales for the 2008 calendar year were approximately $27,000. This acquisition is included in our Medical Devices segment.

On December 30, 2008, we acquired Aitecs Medical UAB, a Lithuanian-based manufacturer of syringe-style infusion therapy pumps. The purchase price, net of cash acquired, was $21,379, which was financed with credit facility borrowings. Aitecs has a product portfolio that includes pumps for general hospital use, operating rooms and patient controlled analgesia. Sales for the twelve months preceding the acquisition were approximately $9,000. This acquisition is included in our Medical Devices segment.
On October 8, 2008, we acquired Berkeley Process Control, Inc., based in Richmond, California. The purchase price, net of cash acquired, was $14,036, which was financed with credit facility borrowings. Berkeley manufactures motion control software and hardware that automates the precise handling of semiconductor wafers and enhances the speed, quality and safety of welding in the oil and gas market and in nuclear fuel canisters. Sales for the twelve months preceding the acquisition were approximately $6,300. This acquisition is included in our Industrial Systems segment.
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
Our purchase price allocations are substantially complete with the exception of LTi REEnergy, Fernau and Berkeley. LTi REEnergy’s purchase price allocation is based on preliminary estimates of fair values of assets acquired and liabilities assumed. Fernau’s purchase price allocation is substantially complete with the exception of other current liabilities. Berkeley’s purchase price allocation is substantially complete with the exception of inventory.
Note 3 — Inventories

	June 27,	September 27,
	2009	2008

Raw materials and purchased parts	$190,257	$150,984
Work in progress	223,524	203,331
Finished goods	61,718	53,980

Total	$475,499	$408,295

Note 4 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended June 27, 2009 are as follows:

	Balance as of	Current	Foreign	Balance as of
	September 27,	Year	Currency	June 27,
	2008	Acquisitions	Translation	2009

Aircraft Controls	$103,925	$22,568	$3,438	$129,931
Space and Defense Controls	81,790	25,046	—	106,836
Industrial Systems	102,338	20,962	(462)	122,838
Components	160,717	—	(2,893)	157,824
Medical Devices	111,965	15,182	3	127,150

Total	$560,735	$83,758	$86	$644,579

The components of acquired intangible assets are as follows:

	June 27, 2009		September 27, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer-related	$142,095	$(30,644)	$67,246	$(23,506)
Technology-related	50,823	(14,325)	33,238	(10,650)
Program-related	32,756	(873)	—	—
Marketing-related	22,663	(9,494)	16,719	(8,543)
Artistic-related	25	(19)	25	(17)

Acquired intangible assets	$248,362	$(55,355)	$117,228	$(42,716)

The increase in acquired intangible assets since September 27, 2008 is primarily a result of the values assigned in purchase accounting for the 2009 acquisitions as follows: LTi REEnergy $59,855, Fernau $29,592, Videolarm $14,210, Insensys $8,061, Ethox $4,961, Aitces $6,065 and Berkeley $4,440.
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
The weighted-average amortization period is nine years for marketing-related and technology-related intangible assets, ten years for customer-related and artistic-related intangible assets and twelve years for program-related intangible assets. In total, these intangible assets have a weighted-average life of ten years. Amortization of acquired intangible assets was $5,462 and $13,313 for the three and nine months ended June 27, 2009 and was $3,399 and $10,588 for the three and nine months ended June 28, 2008, respectively. Based on acquired intangible assets recorded at June 27, 2009, amortization is expected to be $20,095 in 2009, $25,525 in 2010, $24,119 in 2011, $23,201 in 2012 and $20,662 in 2013.
Note 5 — Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Warranty accrual at beginning of period	$11,472	$9,113	$10,015	$7,123
Additions from acquisitions	2,253	—	2,935	100
Warranties issued during current period	1,471	2,546	4,302	6,345
Adjustments to pre-existing warranties	(56)	50	1,671	9
Reductions for settling warranties	(2,934)	(1,478)	(6,238)	(3,766)
Foreign currency translation	1,575	220	1,096	640

Warranty accrual at end of period	$13,781	$10,451	$13,781	$10,451

Note 6 — Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At June 27, 2009, we had interest rate swaps with notional amounts totaling $75,000. Based on the applicable margin at June 27, 2009, the interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 6.1% through their maturities in 2010, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin. At June 27, 2009 and September 27, 2008, the fair value of interest rate swaps was a $1,298 liability and a net $976 liability, respectively, most of which is included in other accrued liabilities.

We use foreign currency forward contracts to purchase foreign currencies to fix the exchange rates on future payments. Essentially all of these foreign currency forwards are designated as hedges of the amount of future cash flows related to the payments. To mitigate exposure in movements between the U.S. dollar and the Philippine peso we had outstanding foreign currency forwards with notional amounts of $9,766 at June 27, 2009. These contracts mature at various times through the fourth quarter of 2010. At June 27, 2009, the fair value of these foreign currency forwards was $248 included in other current assets, $50 included in other accrued liabilities and $38 included in other long-term liabilities.
These interest rate swaps and foreign currency forwards are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are amortized into expense during the periods in which the related payments affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2009 or 2008.
Activity in Accumulated Other Comprehensive Income (Loss) (AOCI) related to these derivatives during the first nine months of 2009 is summarized below:

	Pre-tax	Income	After-Tax
	Amount	Tax	Amount

Balance at September 27, 2008	$(818)	$309	$(509)
Net decrease in fair value of derivatives	(764)	289	(475)
Net reclassification from AOCI into earnings	777	(294)	483

Accumulated loss at June 27, 2009	$(805)	$304	$(501)

Activity and classification of derivatives for the three and nine months ended June 27, 2009 are as follows:

	Classification of
	net gain (loss)	Net reclassification from AOCI
	recognized in	into earnings		Net deferral in AOCI of derivatives
	earnings	(effective portion)		(effective portion)
		Three Months	Nine Months	Three Months	Nine Months
		Ended	Ended	Ended	Ended
		June 27, 2009	June 27, 2009	June 27, 2009	June 27, 2009

Interest rate swaps	Interest expense	$(575)	$(1,172)	$(161)	$(1,289)
Foreign currency forwards	Cost of sales	180	350	19	525

Net (loss)		$(395)	$(822)	$(142)	$(764)

Derivatives not designated as hedging instruments
We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of earnings. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of $142,977 at June 27, 2009. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings, generally offsetting the gains or losses from the foreign currency adjustments on the intercompany balances. At June 27, 2009, the fair value of the foreign currency forwards was $284 included in other current assets and $2,697 included in other accrued liabilities. At September 27, 2008, the fair value of the foreign currency forwards was a $390 liability, which was included in other accrued liabilities.

Activity and classification related to derivatives not designated as hedging instruments under Statement of Financial Accounting Standard (SFAS) No. 133 for the three and nine months ended June 27, 2009 is summarized below:

		Three Months Ended	Nine Months Ended
		June 27,	June 27,
		2009	2009

Net loss recognized in earnings — Foreign currency forwards	Equity in earnings of LTi and other	$(9,622)	$(7,130)

The fair value and classification of derivatives on the consolidated condensed balance sheet as of June 27, 2009 is summarized as follows:

	Other current	Other accrued	Other long-term
	assets	liabilities	liabilities

Derivatives designated as hedging instruments:
Foreign currency forwards	$204	$36	$38
Interest rate swaps	—	1,298	—

	$204	$1,334	$38

Derivatives not designated as hedging instruments — Foreign currency forwards	$328	$2,711	$—

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
Note 7 — Fair Value
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
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Observable inputs other than quoted prices in active markets for similar assets and liabilities.
Level 3 — Inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of June 27, 2009:

	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards	Other current assets	$—	$532	$—	$532
Foreign currency forwards	Other accrued liabilities	—	(2,747)	—	(2,747)
Foreign currency forwards	Other long-term liabilities	—	(38)	—	(38)
Interest rate swaps	Other accrued liabilities	—	(1,298)	—	(1,298)

Net fair value		$—	$(3,551)	$—	$(3,551)

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
Our only financial instrument for which the carrying value at times differs from its fair value is long-term debt. At June 27, 2009, the fair value of long-term debt was $773,471 compared to its carrying value of $802,751. The fair value of long-term debt was estimated based on quoted market prices.
Note 8 — Restructuring
The Company has initiated restructuring plans to better align the Company’s cost base with lower sales and operating margins associated with the global recession. The restructuring actions taken have or will result in workforce reductions, primarily in the Phillippines and in Europe. During the third quarter of 2009, we incurred a total of $9,946 for severance benefits which are reported on a separate line in the consolidated condensed statements of earnings. The following tables summarize the Company’s restructuring activities for the three and nine months ended June 27, 2009.
Restructuring expense by segment is as follows:

Severance

Aircraft Controls	$2,136
Space and Defense Controls	48
Industrial Systems	7,685
Components	77

Total	$9,946

Restructuring activity is as follows:

Severance

Charged to expense	$9,946
Cash payments	(2,294)
Foreign currency translation	235

Balance at end of period	$7,887

Payments related to these severance benefits are expected to be paid in full by the end of 2010. The Company is continuing to evaluate additional restructuring plans.

Note 9 — Employee Benefit Plans
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
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Service cost	$3,494	$4,029	$10,482	$12,258
Interest cost	6,383	5,952	19,147	17,671
Expected return on plan assets	(7,981)	(7,608)	(23,943)	(22,514)
Amortization of prior service cost	73	222	221	752
Amortization of actuarial loss	211	855	633	2,235
Curtailment loss	—	—	—	70

Pension expense for defined benefit plans	2,180	3,450	6,540	10,472
Pension expense for defined contribution plans	1,632	1,102	4,612	1,830

Total pension expense for U.S. plans	$3,812	$4,552	$11,152	$12,302

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
Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Service cost	$867	$1,011	$2,622	$2,976
Interest cost	1,435	1,488	4,240	4,379
Expected return on plan assets	(867)	(922)	(2,567)	(2,753)
Amortization of prior service credit	(11)	(10)	(35)	(30)
Amortization of actuarial loss	116	81	344	247
Curtailment loss	54	—	54	—

Pension expense for defined benefit plans	1,594	1,648	4,658	4,819
Pension expense for defined contribution plans	443	449	1,283	1,360

Total pension expense for non-U.S. plans	$2,037	$2,097	$5,941	$6,179

As a result of workforce reductions, we recognized curtailments in two of our non-U.S pension plans. The reductions in expected future service for the two plans were 21% and 28%. We recognized a $54 curtailment loss in the third quarter of 2009 and remeasured both the obligation and plan assets for both plans. The curtailments and remeasurements reduced other assets by $523, reduced long-term pension and retirement obligations by $858 and resulted in other comprehensive income of $97, net of deferred taxes of $292.
During the nine months ended June 27, 2009, we made contributions to our defined benefit pension plans of $18,000 to the U.S. plans and $3,903 to the non-U.S. plans. We anticipate contributing an additional $6,122 to the U.S. plans and $1,256 to the non-U.S. plans for a total of $29,281 in 2009.

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Service cost	$104	$106	$313	$320
Interest cost	342	313	1,025	937
Amortization of transition obligation	99	99	296	296
Amortization of prior service cost	66	72	200	215
Amortization of actuarial loss	96	111	288	335

Total periodic post-retirement benefit cost	$707	$701	$2,122	$2,103

Note 10 — Income Taxes
The effective tax rate for the three and nine months ended June 27, 2009 is lower than would be expected by applying statutory tax rates on earnings before income taxes. During the third quarter of 2009, our effective tax rate benefited from reversing $1,869 of accruals primarily as a result of the expiration of the U.S. Federal statute of limitations from 2005 and $759 from the closing of the U.S. Federal income tax examination audit of 2007. In addition, the effective tax rate was positively impacted by a greater proportion of earnings from foreign operations with lower tax rates. For the first nine months of 2009 our effective tax rate also reflects our decision to repatriate approximately $31,000 of cash back to the U.S. from our Japanese subsidiary, resulting in a $4,850 foreign tax credit, which reduces our U.S. tax provision. In addition, we recorded a $1,500 benefit in 2009 related to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under the TARP legislation. Our effective tax rate for 2009 is expected to be 23.9% reflecting these events.

Note 11 — Shareholders’ Equity
The changes in shareholders’ equity for the nine months ended June 27, 2009 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning of period	$48,605	40,793,523	7,811,190
Conversion of Class B to Class A	—	2,100	(2,100)

End of period	48,605	40,795,623	7,809,090

ADDITIONAL PAID-IN CAPITAL
Beginning of period	311,159
Equity-based compensation expense	4,651
Issuance of Treasury shares at more than cost	163
Income tax effect of equity-based compensation	45
Adjustment to market — SECT	(9,092)

End of period	306,926	—	—

RETAINED EARNINGS
Beginning of period	688,585
Net earnings	69,858
Adjustment for adoption of measurement provision of SFAS No. 158	(991)

End of period	757,452	—	—

TREASURY STOCK
Beginning of period	(40,607)	(2,107,949)	(3,305,971)
Issuance of treasury shares	261	48,938	—
Purchase of treasury shares	(7,387)	(244,688)	—

End of period	(47,733)	(2,303,699)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(22,179)	—	(507,420)
Issuance of shares	4,598	—	168,097
Purchases of shares	(1,436)	—	(49,118)
Adjustment to market — SECT	9,092	—	—

End of period	(9,925)	—	(388,441)

ACCUMULATED OTHER COMPREHENSIVE INCOME
Beginning of period	8,847
Foreign currency translation adjustment	(9,533)
Retirement liability adjustment	1,650
Adjustment for adoption of measurement provision of SFAS No. 158	142
Decrease in accumulated loss on derivatives	8

End of period	1,114	—	—

TOTAL SHAREHOLDERS’ EQUITY	$1,056,439	38,491,924	4,114,678

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
Note 13 — Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Weighted-average shares outstanding — Basic	42,571,843	42,646,335	42,571,608	42,577,639
Dilutive effect of equity-based awards	265,394	602,568	310,764	672,314

Weighted-average shares outstanding — Diluted	42,837,237	43,248,903	42,882,372	43,249,953

Note 14 — Comprehensive Income
The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net earnings	$15,896	$31,111	$69,858	$87,414
Other comprehensive income (loss):
Foreign currency translation adjustment	26,325	(2,798)	(9,533)	22,793
Retirement liability adjustment, net of tax of $234, $499, $706 and $1,497, respectively	(68)	856	1,553	2,404
Pension curtailment and remeasurement, net of tax of $292, $0, $292 and $17,496	97	—	97	(27,936)
Decrease (increase) in accumulated loss on derivatives	157	745	8	(546)

Comprehensive income	$42,407	$29,914	$61,983	$84,129

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	June 27,	September 27,
	2009	2008

Cumulative foreign currency translation adjustment	$35,262	$44,795
Accumulated retirement liability adjustments	(33,647)	(35,439)
Accumulated loss on derivatives	(501)	(509)

Accumulated other comprehensive income	$1,114	$8,847

Note 15 — Segment Information
Below are sales and operating profit by segment for the three and nine months ended June 27, 2009 and June 28, 2008 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008

Net sales:
Aircraft Controls	$161,553	$175,384	$486,726	$496,581
Space and Defense Controls	64,753	63,456	204,455	190,889
Industrial Systems	102,452	142,854	316,999	395,763
Components	90,413	87,276	256,421	251,104
Medical Devices	25,989	27,605	79,982	77,483

Net sales	$445,160	$496,575	$1,344,583	$1,411,820

Operating profit (loss) and margins:
Aircraft Controls	$12,988	$12,187	$41,007	$41,530
	8.0%	6.9%	8.4%	8.4%
Space and Defense Controls	7,110	7,455	30,496	23,298
	11.0%	11.7%	14.9%	12.2%
Industrial Systems	812	20,582	23,171	56,759
	0.8%	14.4%	7.3%	14.3%
Components	14,689	15,151	44,739	44,571
	16.2%	17.4%	17.4%	17.8%
Medical Devices	(4,360)	2,978	(6,661)	6,914
	(16.8%)	10.8%	(8.3%)	8.9%

Total operating profit	31,239	58,353	132,752	173,072
	7.0%	11.8%	9.9%	12.3%
Deductions from operating profit:
Interest expense	9,471	9,121	28,494	28,056
Equity-based compensation expense	1,031	1,384	4,651	3,694
Corporate expenses and other	4,345	3,680	10,340	12,196

Earnings before income taxes	$16,392	$44,168	$89,267	$129,126

As a result of the acquisitions of Berkeley Process Control, Insensys and LTi REEnergy, the Industrial Systems segment assets increased to approximately $701,000 as of June 27, 2009 from $615,000 as of September 27, 2008.

Note 16 — Recent Accounting Pronouncements
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
In April 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. This statement will be effective for us at the beginning of 2010. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”. FSP SFAS No. 132(R)-1 amends SAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures address: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009 and are not required for earlier periods presented for comparative purposes. This statement will be effective for us in 2010. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. FSP SFAS No. 107-1 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. FSP SFAS No. 107-1 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP SFAS No. 107-1 during the third quarter of 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” FSP 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP 141(R)-1 will carry forward the requirements in SFAS No. 141(R), “Business Combinations,” for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” FSP 141(R)-1 will have the same effective date as SFAS No. 141(R), and therefore is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement will be effective for us at the beginning of 2010. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted SFAS No. 165 during the third quarter of 2009. The adoption of this standard did not have a material impact on our consolidated financial statements. We have evaluated subsequent events through August 4, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our consolidated financial statements as a result of our subsequent events evaluation.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. This statement will be effective for us in 2011. We are currently evaluating the impact of adopting SFAS No. 167 on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement will be effective for us in the fourth quarter of 2009. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

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
OVERVIEW
We are a worldwide designer, manufacturer and integrator of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and defense, industrial and medical markets. Our aerospace and defense products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles, controls for gun aiming, stabilization and automatic ammunition loading for armored combat vehicles, and homeland security products. Our industrial products are used in a wide range of applications, including injection molding machines, pilot training simulators, wind energy, power generation, material and automotive testing, metal forming, heavy industry and oil exploration. Our medical products include infusion therapy pumps, enteral clinical nutrition pumps, slip rings used on CT scanners and motors used in sleep apnea devices. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina, Pennsylvania, Ohio, Georgia and Illinois, and in Germany, England, Italy, Japan, the Philippines, Ireland, India and China.
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
Challenges facing us include adjusting to global economic conditions, improving shareholder value through increased profitability while experiencing pricing pressures from customers, strong competition and increases in costs such as health care benefits. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process, manufacturing and restructuring initiatives and using low cost manufacturing facilities without compromising quality.

Acquisitions
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition. Under purchase accounting, we record assets and liabilities at fair value and such amounts are reflected in the respective captions on the balance sheet. All of the following acquisitions, with the exception of LTi REEnergy GmbH, resulted in goodwill being recorded as a result of the respective purchase price allocations.
On June 4, 2008, we acquired a 40% ownership in LTi REEnergy GmbH, with operations in Germany and China, for cash of $28 million. LTi REEnergy specializes in the design and manufacture of servo controllers as well as complete drive systems for electric rotor blade controls for wind turbines. We accounted for this investment using the equity method of accounting with our net investment reflected in other assets on the balance sheet. Our 40% share of the net earnings for the three and nine months ended June 27, 2009 was $3 million and $7 million, respectively, and is included in the operating results of our Industrial Systems segment. On June 1, 2009, we acquired the remaining 60% of LTi REEnergy and began to consolidate 100% of the operating results from that date forward. The total purchase price, net of cash acquired, was $72 million. We financed the purchase price with available cash on hand of $13 million, issuance of a $13 million unsecured note due to the seller in February 2010, $17 million of assumed debt and the $28 million cash paid for the 40% investment in 2008. Sales for the twelve months preceding the acquisition of the remaining 60% ownership were approximately $140 million.
On March 2, 2009, we acquired Fernau Avionics Limited, a UK-based company. The purchase price, net of cash acquired, was $46 million in cash, which was financed with credit facility borrowings. Fernau Avionics is a leading supplier of ground-based air navigation systems for military, naval and civil aviation. Sales for the 2008 calendar year were approximately $23 million. This acquisition complements our present navigation aids business in the U.S. This acquisition is included in our Aircraft Controls segment.
On February 13, 2009, we acquired Videolarm Inc., based in Decatur, Georgia. The purchase price, net of cash acquired, was $45 million, which was financed with credit facility borrowings. Videolarm produces products for surveillance systems including integrated cameras, vandal resistant protective housings and networked solutions. Sales for the 2008 calendar year were approximately $20 million. This acquisition is included in our Space and Defense Controls segment.
On January 30, 2009, we acquired 70% of the stock of Insensys Ltd., a UK-based company. On April 30, 2009. we acquired the remaining 30%. The purchase price, net of cash acquired, was $24 million and was financed with available cash on hand. Insensys is a supplier of pitch control and rotor blade monitoring systems for wind turbines. Sales for the 2008 calendar year were approximately $8 million. This acquisition is included in our Industrial Systems segment.
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
On May 2, 2008, we acquired CSA Engineering, Inc. The purchase price, net of cash acquired, was $15 million, which was financed with credit facility borrowings and a $2 million unsecured note to the sellers due June 30, 2009. CSA designs and supplies systems for vibration suppression, precision motion control and dynamic testing of structures for the aerospace and defense markets. CSA’s specialized applications include satellite payload isolation systems, ground based test systems for space and missile hardware, tuned mass dampers for vibration control and a jitter reduction control system for the Airborne Laser optical bench. Sales for the 2007 calendar year were approximately $14 million. This acquisition is included in our Space and Defense Controls segment.
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
Our purchase price allocations are substantially complete with the exception of LTi REEnergy, Fernau and Berkeley. LTi REEnergy’s purchase price allocation is based on preliminary estimates of fair values of assets acquired and liabilities assumed. Fernau’s purchase price allocation is substantially complete with the exception of other current liabilities. Berkeley’s purchase price allocation is substantially complete with the exception of inventory.

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
In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. This statement will be effective for us at the beginning of 2010. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2008, the FASB issued FSP SFAS No. 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”. FSP SFAS No. 132(R)-1 amends SAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures address: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. FSP SFAS No. 132(R)-1 is effective for fiscal years ending after December 15, 2009 and are not required for earlier periods presented for comparative purposes. This statement will be effective for us in 2010. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. FSP SFAS No. 107-1 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. FSP SFAS No. 107-1 is effective for interim and annual periods ending after June 15, 2009. We adopted FSP SFAS No. 107-1 during the third quarter of 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.” FSP 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP 141(R)-1 will carry forward the requirements in SFAS No. 141(R), “Business Combinations,” for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” FSP 141(R)-1 will have the same effective date as SFAS No. 141(R), and therefore is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement will be effective for us at the beginning of 2010. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted SFAS No. 165 during the third quarter of 2009. The adoption of this standard did not have a material impact on our consolidated financial statements. We have evaluated subsequent events through August 4, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our consolidated financial statements as a result of our subsequent events evaluation.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. This statement will be effective for us in 2011. We are currently evaluating the impact of adopting SFAS No. 167 on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement will be effective for us in the fourth quarter of 2009. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(dollars in millions)	2009	2008	2009	2008

Net sales	$445.2	$496.6	$1,344.6	$1,411.8
Gross margin	28.2%	31.9%	29.7%	32.3%
Research and development expenses	$22.8	$30.5	$72.1	$80.7
Selling, general and administrative expenses as a percentage of sales	15.8%	15.2%	15.5%	15.6%
Restructuring	$9.9	$—	$9.9	$—
Interest expense	$9.5	$9.1	$28.5	$28.1
Effective tax rate	3.0%	29.6%	21.7%	32.3%
Net earnings	$15.9	$31.1	$69.9	$87.4

Net sales decreased $51 million, or 10%, in the third quarter of 2009 compared to the third quarter of 2008. During the third quarter, our sales were negatively impacted by the global recession, most significantly in our Industrial Systems segment. In addition, our sales were positively impacted by the incremental sales of recent acquisitions and negatively impacted by sales that are denominated in foreign currencies that generally weakened against the U.S. dollar.
Net sales decreased $67 million, or 5%, for the first nine months of the year as sales in our Industrial Systems segment decreased due to the global recession. In addition, our sales were positively impacted by the incremental sales of recent acquisitions and negatively impacted by sales that are denominated in foreign currencies that generally weakened against the U.S. dollar.
Our gross margin was lower in the third quarter of 2009 compared to 2008 primarily as a result of lower sales and adverse product mix, as a lower proportion of our business came from industrial controls, which generally carry a higher gross margin than our other products. To a lesser extent, our Medical Devices gross margins were negatively impacted by lower sales, excluding acquired businesses. Our gross margin was also lower in the first nine months of 2009 compared to 2008 due to additions to contract loss reserves, which were $3 million higher in the first nine months of 2009 compared to 2008, primarily related to loss reserves in our Aircraft Controls segment.
Research and development expenses were lower in the third quarter and first nine months of 2009 compared to the same periods of 2008. The lower levels were primarily within Aircraft Controls as reduced expenses for the Boeing 787 program have only been partially offset by increases for the A350 program.
Selling, general and administrative expenses as a percentage of sales were higher in the third quarter of 2009 compared to the same period last year. The percentage increases were primarily a result of the lower sales volume in the quarter being partially offset by lower discretionary expenses. Selling, general and administrative expenses as a percentage of sales were similar in the first nine months of 2009 and 2008.
In the third quarter of 2009 we initiated restructuring plans to better align our cost base with the lower sales and operating margins associated with the global economic recession. The restructuring actions taken have or will result in workforce reductions, primarily in the Philippines and Europe. During the third quarter of 2009, we accrued a total of $10 million of severance costs, $8 million of which is for our Industrial Systems segment. We expect that payment of these restructuring costs will be completed by the end of 2010. We are continuing to evaluate additional restructuring plans.
Interest expense was comparable in the third quarter and first nine months of 2009 to the same periods of 2008 as a result of higher debt levels in 2009 being offset by lower average interest rates.
The effective tax rate for the three and nine months ended June 27, 2009 is lower than would be expected by applying statutory tax rates on earnings before income taxes. During the third quarter of 2009, our effective tax rate benefited from reversing $2 million of accruals primarily as a result of the expiration of the U.S. Federal statute of limitations from 2005 and $1 million from the closing of the U.S. Federal income tax examination audit of 2007. In addition, the effective tax rate was positively impacted by a greater proportion of earnings from foreign operations with lower tax rates. For the first nine months of 2009 our effective tax rate also reflects our decision to repatriate approximately $31 million of cash back to the U.S. from our Japanese subsidiary, resulting in a $5 million foreign tax credit, which reduces our U.S. tax provision. In addition, we recorded a $1.5 million benefit in 2009 related to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under the TARP legislation. Our effective tax rate for 2009 is expected to be 23.9%, reflecting these events.

Net earnings and diluted earnings per share both decreased 49% in the third quarter of 2009 and decreased 20% and 19%, respectively, in the first nine months of 2009 as a result of the decline in sales and a $10 million charge for restructuring costs in our Industrial Systems and Aircraft Controls segments.
2009 Outlook — We expect sales in 2009 to decrease by 4% to approximately $1.82 billion. We expect decreases of $82 million in Industrial Systems and $21 million in Aircraft Controls. We expect sales increases of $17 million in Space and Defense Controls, $7 million in Medical Devices and $1 million in Components. We expect operating margins to be approximately 9.5% in 2009 compared to 12.0% in 2008. We expect these operating margins to decrease in Medical Devices, Industrial Systems and Components and increase in Space and Defense Controls and Aircraft Controls. Restructuring costs are estimated to be $15 million in 2009 primarily related to anticipated staff reductions in our international industrial operations. We expect net earnings to decrease to $87 million and diluted earnings per share to decrease by 27% to $2.02. Given the uncertainty in the global economy, these forecasted amounts are centered within a range of plus or minus $.05 per share.
2010 Outlook — We expect sales in 2010 to increase by 12% to approximately $2.04 billion with increases in each of our segments. Sales are expected to increase $123 million in Industrial Systems, $46 million in Space and Defense Controls, $23 million in Components, $19 million in Medical Devices and $2 million in Aircraft Controls over 2009. We expect operating margins to be approximately 9.9% in 2010 compared to 9.5% in 2009. We expect operating margins to increase in Medical Devices, Industrial Systems and Aircraft Controls and decrease in Space and Defense Controls and Components. Restructuring costs are estimated to be $2 million in 2010 related to anticipated staff reduction in our international industrial operations. We expect net earnings to increase to $101 million and diluted earnings per share to increase by 17% to $2.36. Given the uncertainty in the global economy, these forecasted amounts are centered within a range of plus or minus $.10 per share.

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
Aircraft Controls

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(dollars in millions)	2009	2008	2009	2008

Net sales — military aircraft	$103.2	$106.4	$308.3	$292.4
Net sales — commercial aircraft	47.5	67.2	158.4	199.7
Net sales — navigational aids	10.8	1.8	20.0	4.5

	$161.5	$175.4	$486.7	$496.6
Operating profit	$13.0	$12.2	$41.0	$41.5
Operating margin	8.0%	6.9%	8.4%	8.4%
Backlog			$407.2	$346.9

Net sales in Aircraft Controls were lower in the third quarter of 2009 compared to 2008. Military aircraft sales decreased $3 million, primarily as a result of a $6 million decrease on the F-35 development program as our efforts wind down, offset by a $2 million increase on the Indian Light Combat Aircraft. Commercial aircraft sales decreased $20 million from the third quarter of 2008, due to a $10 million decrease in business jets, $7 million in lower sales to Boeing and $3 million less in aftermarket as a result of the slowing economy. As a result of our 2009 acquisition of Fernau Avionics, we have established a Navigational Aids product line and reclassified sales of our Tactical Air Navigation equipment (TACAN), which we previously reported as part of military aftermarket. Sales of navigational aids increased $9 million in the third quarter of 2009 compared to 2008. The acquisition of Fernau contributed $7 million of incremental sales for the third quarter of 2009.
Net sales in Aircraft Controls decreased $10 million, or 2%, in the first nine months of 2009. There was a shift from commercial to military sales. Military aircraft sales increased $16 million. Military aftermarket sales increased $10 million and sales increased on the V-22 production program $5 million. Navigational Aids increased $16 million primarily as a result of $9 million of incremental sales from the Fernau acquisition. Commercial aircraft sales decreased $41 million from the first nine months of 2008, mainly due to $23 million in lower sales to Boeing, a $12 million decrease in business jets and a $7 million decline in aftermarket sales.
Our operating margin was higher in the third quarter of 2009 compared to 2008 as a result of lower research and development spending and sales mix changes, partially offset by $2 million of restructuring charges incurred in 2009. Our operating margin was the same in the first nine months of 2009 compared to 2008 as favorable results from sales mix changes toward higher margin business such as military aftermarket were offset by increased loss reserves of $9 million and restructuring charges.
The higher level of twelve-month backlog for Aircraft Controls at June 27, 2009 compared to June 28, 2008 reflects strong military orders and the Fernau acquisition, partially offset by a decline in commercial backlog.
2009 Outlook for Aircraft Controls — We expect sales in Aircraft Controls to decrease 3% to $652 million in 2009. Military aircraft sales are expected to increase 4% to $411 million. Commercial aircraft sales are expected to decrease 23% to $209 million, principally related to Boeing, business jets and our commercial aftermarket activity. Navigational Aids are expected to increase to $32 million due in large part to the acquisition of Fernau Avionics. We expect our operating margin to be 8.6% in 2009, an improvement from 8.2% in 2008, as research and development spending moderates and becomes a lower percentage of sales.
2010 Outlook for Aircraft Controls — We expect sales in Aircraft Controls in 2010 to be $653 million, about the same level as in 2009. Military aircraft sales are expected to decrease 6% to $385 million, principally related to the F-35 development program. Commercial aircraft sales are expected to increase 4% to $218 million, principally related to Boeing, partially offset by a decline in business jets. Navigational Aids are expected to increase to $50 million due in large part to the effect of Fernau Avionics for a full year. We expect our operating margin to be 9.0% in 2010, a slight improvement from 8.6% in 2009.

Space and Defense Controls

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(dollars in millions)	2009	2008	2009	2008

Net sales	$64.8	$63.5	$204.5	$190.9
Operating profit	$7.1	$7.5	$30.5	$23.3
Operating margin	11.0%	11.7%	14.9%	12.2%
Backlog			$162.8	$149.2

Net sales in Space and Defense Controls increased $1 million, or 2%, in the third quarter of 2009 compared to 2008. Sales increases in homeland security, launch vehicles and missiles more than offset a $3 million decrease in defense controls. The decrease in defense controls largely related to a high level of sales on the Driver’s Vision Enhancer (DVE) program in 2008.
Net sales in Space and Defense Controls increased $14 million, or 7%, in the first nine months of 2009 compared to 2008. The CSA Engineering and Videolarm acquisitions contributed $16 million in incremental sales. Sales of launch vehicles increased $5 million and sales of controls for military and commercial satellites increased $4 million. Offsetting those increases was a decrease in sales for the Constellation program of $5 million as NASA has been without a new administrator, which has slowed down commitments for the design of the Orion Crew Vehicle. Sales of defense controls also decreased $5 million as a result of a decline in sales on the DVE program.
Our operating margin for Space and Defense Controls decreased in the third quarter of 2009 compared to 2008, primarily a result of strong margins on the DVE program in the third quarter of 2008. The increase in our operating margin for the first nine months of 2009 is a result of a $4 million loss reserve recorded for thruster valves used on satellites in 2008 and the impact of higher sales volume in 2009.
The higher level of twelve-month backlog at June 27, 2009 compared to June 28, 2008 relates to increased orders for satellite programs.
2009 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase $18 million, or 7%, to $271 million in 2009. We expect sales increases of $12 million for vibration controls related to the CSA acquisition and $7 million for homeland security primarily as a result of our Videolarm acquisition in the second quarter of 2009. We expect sales increases in launch vehicles and satellites to offset sales decreases in defense controls and on the Constellation program. We expect our operating margin in 2009 to increase to 14.0% from 11.6% in 2008, primarily as a result the thruster valve loss reserve in 2008 and the higher sales volume in 2009.
2010 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase $46 million, or 17%, to $317 million in 2010. We expect increases on the Constellation program, tactical missiles, launch vehicles and homeland security. We expect sales to decrease in satellites and defense controls. We expect our operating margin in 2010 to decrease to 11.3% from 14.0% in 2009, primarily as a result of a larger portion of sales coming from lower margin cost-plus contracts.

Industrial Systems

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(dollars in millions)	2009	2008	2009	2008

Net sales	$102.5	$142.9	$317.0	$395.8
Operating profit	$0.8	$20.6	$23.2	$56.8
Operating margin	0.8%	14.4%	7.3%	14.3%
Backlog			$211.9	$179.6

Net sales in Industrial Systems decreased $40 million, or 28%, in the third quarter of 2009 compared to 2008. The global recession has significantly impacted our industrial business in most of the major markets that we serve. In addition, weaker foreign currencies, in particular the euro, compared to the U.S. dollar had a negative impact on sales, representing 15% of the sales decrease in the quarter. Sales were down in all of our major markets. Sales for plastic making machinery decreased $14 million, or 64%, as demand has been very slow from our customers that supply the automotive and consumer goods industries. Sales for motion simulators decreased $10 million. Sales of controls for metal forming presses decreased by $9 million due to the lack of demand in the auto and construction industries. Sales of controls in steel mills declined $2 million both in China and Europe due to slowing global demand. Offsetting those sales declines was an increase of $19 million in wind energy related to the LTi REEnergy and Insensys acquisitions in 2009.
Net sales in Industrial Systems decreased $79 million, or 20%, in the first nine months of 2009 compared to 2008. Weaker foreign currencies, in particular the euro, compared to the U.S. dollar had a negative impact on sales, representing 24% of the sales decrease. Sales were down in all of our major markets except for wind energy and power generation. Sales for plastic making machinery decreased $32 million. Sales of controls for metal forming and presses decreased by $18 million. Sales for motion simulators decreased $9 million. Sales of controls for steel mills decreased $7 million. Offsetting those sales declines were increases of $20 million in the wind energy business from the LTi REEnergy and Insensys acquisitions and $4 million in power generation.
Our operating margin for Industrial Systems declined in the third quarter and first nine months of 2009 over the comparable 2008 periods due to lower sales volume and $8 million of restructuring charges .
The higher level of twelve-month backlog for Industrial Systems at June 27, 2009 compared to June 28, 2008 primarily relates to the LTi REEnergy and Insensys acquisitions, partially offset by slowing demand in most of our major markets.
2009 Outlook for Industrial Systems — We expect sales in Industrial Systems to decrease 15% to $450 million in 2009. We expect sales declines in most of our major markets as a result of slowing global demand and weaker foreign currencies. The only exception is an increase of $68 million for wind energy as a result of the LTi REEnergy and Insensys acquisitions and $4 million for power generation. We expect our operating margin to decrease to 6.3% in 2009 from 13.8% in 2008. The decrease in our operating margin will reflect the decrease in sales volume combined with an estimated $12 million of restructuring charges for all of 2009. Our operating margin for 2009, excluding restructuring charges, is expected to be approximately 9.0%.
2010 Outlook for Industrial Systems — We expect sales in Industrial Systems to increase 27% to $573 million in 2010. We expect a $167 million sales increase in wind energy to $235 million as a result of a full year of sales for the LTi REEnergy and Insensys acquisitions. Partially offsetting that increase are sales declines in the rest of our major markets as a result of the continuation of the slowing global demand we are experiencing in 2009. We expect our operating margin to increase to 7.8% in 2010, from 6.3% in 2009. The increase in our operating margin will reflect the lower anticipated restructuring expenses.

Components

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(dollars in millions)	2009	2008	2009	2008

Net sales	$90.4	$87.3	$256.4	$251.1
Operating profit	$14.7	$15.2	$44.7	$44.6
Operating margin	16.2%	17.4%	17.4%	17.8%
Backlog			$197.7	$185.5

Net sales in Components increased $3 million, or 4%, in the third quarter of 2009 compared to 2008. Aircraft sales increased $6 million, primarily on the Guardian program, a system designed to protect aircraft from shoulder-fired missiles, and various other military programs. Sales of space and defense controls increased $5 million, mostly for components used in military vehicles. Marine sales, which are primarily used in offshore oil exploration and production, were flat. Total medical sales decreased $3 million as sales to Respironics declined in dollar value and quantity. Industrial sales decreased $5 million, largely a result of reduced demand for slip rings for closed circuit TV surveillance and industrial automation equipment.
Net sales in Components increased $5 million, or 2%, in the first nine months of 2009 compared to 2008 despite a $10 million reduction in sales related to weaker foreign currencies in 2009 compared to 2008. Sales increased in every market except medical and industrial. Aircraft sales increased $14 million, primarily on the Guardian program. Sales of space and defense controls increased $8 million for components supplied on the Abrams Tank, the Stryker Mobile Gun System, space vehicles and ground-based radar systems. Marine sales increased $1 million due to sales of slip rings on floating production, storage and offloading vessels. Total medical sales decreased $5 million, largely from sales to Respironics. Industrial sales decreased $12 million, largely a result of reduced demand for industrial automation equipment and slip rings for closed circuit TV surveillance.
Our operating margin decreased in the third quarter of 2009 compared to 2008 as a result of a sales mix shift away from higher margin industrial products. Our operating margin was relatively unchanged in the first nine months of 2009 compared to 2008.
The higher level of twelve-month backlog at June 27, 2009 compared to June 28, 2008 primarily relates to increased orders for military aircraft and defense controls programs.
2009 Outlook for Components — We expect sales in Components to remain relatively flat at $342 million in 2009. We expect sales increases in aircraft, which is primarily driven by the Guardian program and from the space and defense market. We expect sales decreases within the industrial, medical and marine markets. We expect our operating margin in 2009 to be 17.3% in 2009, slightly lower than the 17.8% we achieved in 2008 due to lower sales in the industrial markets.
2010 Outlook for Components — We expect sales in Components to increase $22 million, or 7%, to $365 million in 2010. We expect sales increases in aircraft, which is primarily driven by the Guardian program and from the industrial, medical and space and defense markets. We expect a sales decrease within the marine market as the price of oil remains relatively low. We expect our operating margin in 2010 to decrease to 15.4% based on the sales mix that we are currently forecasting.

Medical Devices

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(dollars in millions)	2009	2008	2009	2008

Net sales	$26.0	$27.6	$80.0	$77.5
Operating profit (loss)	$(4.4)	$3.0	$(6.7)	$6.9
Operating margin	(16.8%)	10.8%	(8.3%)	8.9%
Backlog			$12.6	$12.2

Net sales in Medical Devices decreased $2 million, or 6%, in the third quarter of 2009 compared to 2008. Current economic conditions are significantly impacting our product lines both domestically and internationally. Sales decreases in all product lines more than offset the $8 million of incremental sales from the acquisitions of Aitecs and Ethox. Sales of pumps decreased $4 million, or 42%, as hospitals and outpatient clinics have reduced their capital expenditures. Sales of sensors and handpieces decreased $3 million, or 49%.
Net sales in Medical Devices increased $2 million, or 3%, in the first nine months of 2009 compared to 2008. The acquisitions of Aitecs and Ethox contributed $14 million of incremental sales. Sales of administration sets also increased $3 million, or 12%. Offsetting those sales increases was a decrease of $7 million in sales of pumps in 2009 and a large order from the first quarter of 2008. Sales of sensors and handpieces also decreased $6 million.
Our operating margin in the third quarter of 2009 is negative as a result of the lower sales volume without acquisitions, a shift in the product mix and first year purchase accounting adjustments for the Aitecs and Ethox acquisitions.
Our operating margin for the first nine months of 2009 is negative as a result of the lower sales volume without acquisitions, a shift in the product mix, a $2 million reserve for a software modification on our enteral feeding pump, the first year purchase accounting adjustments for the Aitecs and Ethox acquisitions and increased research and development spending.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2009 Outlook for Medical Devices — We expect sales in Medical Devices to increase 6% to $110 million in 2009. The acquisitions of Aitecs and Ethox International are expected to contribute approximately $22 million in sales for 2009. We expect these increases to be partially offset by the decrease in pump sales of $10 million and sensors and handpieces of $8 million. We expect our operating margin to be a negative 7.9% as a result of the operating loss in the first nine months.
2010 Outlook for Medical Devices — We expect sales in Medical Devices to increase $19 million, or 17%, to $129 million in 2010. We expect sales increases in our major product lines as a result of a broader product offering and strengthening of our sales and distribution organization. In addition, we anticipate $8 million of incremental sales from Aitecs and Ethox. We expect our operating margin to be 4.7% as a result of the increased sales, cost reduction efforts and a more favorable product mix.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
	June 27,	June 28,
(dollars in millions)	2009	2008

Net cash provided (used) by:
Operating activities	$83.9	$55.6
Investing activities	(217.7)	(120.1)
Financing activities	126.4	60.1

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities increased in the first nine months of 2009 compared to 2008. This increase relates primarily to higher working capital requirements in 2008, especially increased receivables and inventories to support the growth of our operations. Partially offsetting this increase were larger uses of cash in the first nine months of 2009 compared to 2008 for various items such as higher pension contributions.
Investing activities
Net cash used by investing activities in the first nine months of 2009 includes $171 million for various acquisitions, consisting of $46 million for Fernau Avionics, $45 million for Videolarm, $24 million for Insensys, $21 million for Aitecs $14 million for Berkeley Process Controls, $13 million for LTi REEnergy and $8 million for Ethox. Net cash used by investing activities also included $64 million for capital expenditures. These amounts were partially offset by the redemption of $18 million of supplemental retirement plan investments that were used to purchase $19 million par value of the Company’s 6.25% and 7.25% senior subordinated notes. Net cash used by investing activities in the first nine months of 2008 consisted principally of $69 million of capital expenditures, $28 million for the 40% equity investment in LTi REEnergy and $22 million towards the acquisitions of CSA Engineering and PRIZM.
Our capital expenditures in 2009 will approximate $90 million.
Financing activities
Net cash provided by financing activities in the first nine months of 2009 reflects borrowings on our U.S. credit facility to fund most of the acquisitions and $7 million used for our share repurchase program. These amounts were partially offset by the redemption of $19 million par value of the Company’s senior subordinated notes. Net cash provided by financing activities in the first nine months of 2008 reflects the June 2008 sale of $200 million aggregate principal amount of senior subordinated notes due 2018 with a coupon interest rate of 7.25%, with interest paid semiannually. We used the net proceeds to repay indebtedness under our U.S. credit facility. We also used our U.S. credit facility for increased working capital requirements to fund our sales growth, capital expenditures and the acquisitions of CSA Engineering and PRIZM.
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
Our largest credit facility is our U.S. credit facility, which matures on March 14, 2013. It consists of a $750 million revolver and had an outstanding balance of $398 million at June 27, 2009. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 200 basis points at June 27, 2009 and will increase to 225 basis points during the fourth quarter of 2009. The credit facility is secured by substantially all of our U.S. assets.
The U.S. credit facility contains various covenants. The covenant for minimum net worth, defined as total shareholders’ equity adjusted to maintain the amounts of accumulated other comprehensive loss at the level in existence as of September 30, 2006, is $600 million. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt including letters of credit to EBITDA for the most recent four quarters, is 4.0. The covenant for maximum capital expenditures is $100 million annually. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income. We amended to our U.S. credit facility as of June 26, 2009. This amendment increased the maximum leverage ratio from 3.5 to 4.0 and modifed the definition of EBITDA to allow for the exclusion of up to $17 million of restructuring charges to be incurred in calendar year 2009. The amendment also added a covenant for a maximum senior leverage ratio, defined as the ratio of net senior debt to consolidated EBITDA for the most recent four quarters of 2.75. The amendment increased our applicable interest margin from 150 to 200 basis points as of June 26, 2009. We are in compliance with all covenants.
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
At June 27, 2009, we had $369 million of unused borrowing capacity, including $340 million from the U.S. credit facility after considering standby letters of credit. Our ability to utilize the unused borrowing capacity is limited by the maximum leverage ratio covenant, which would restrict borrowings to an additional $338 million as of June 27, 2009.
Net debt to capitalization was 42% at June 27, 2009 and 37% at September 27, 2008. The increase in net debt to capitalization is primarily due to amounts borrowed to fund acquisitions.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term lines of credit will continue to be sufficient to meet our operating needs.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense, industrial and medical markets. Our aerospace and defense markets are affected by market conditions and program funding levels, while our industrial markets are influenced by general capital investment trends. Our medical markets are influenced by economic conditions, population demographics, medical advances and patient demand. A common factor throughout our markets is the continuing demand for technologically advanced products.
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
The commercial OEM market has historically exhibited cyclical swings and sensitivity to economic conditions. The aftermarket is driven by usage of the existing aircraft fleet, the age of the installed fleet and is currently being impacted by fleet re-sizing programs for passenger and cargo aircraft. Changes in aircraft utilization rates affect the need for maintenance and spare parts and impact, aftermarket sales. Boeing and Airbus have historically adjusted production in line with air traffic volume.
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
Medical
Approximately 8% of our 2008 sales were generated in medical markets. The medical markets we serve are influenced by economic conditions of hospital and outpatient clinic spending on equipment, population demographics, medical advances, patient demands and the need for precision control components and systems. Advances in medical technology and medical treatments have had the effect of extending the average life span, in turn resulting in greater need for medical services. These same technology and treatment advances also drive increased demand from the general population as a means to improve quality of life. Greater access to medical insurance, whether through government funded health care plans or private insurance, also increases the demand for medical services.

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2008 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During the first nine months of 2009, these foreign currencies weakened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $44 million compared to the same period one year ago. During 2008, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $49 million compared to 2007.
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

Cautionary Statement
Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include:
•	fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products, industrial capital goods and medical devices,

•	our dependence on government contracts that may not be fully funded or may be terminated,

•	our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales,

•	delays by our customers in the timing of introducing new products, which may affect our earnings and cash flow,

•	the possibility that the demand for our products may be reduced if we are unable to adapt to technological change,

•	intense competition which may require us to lower prices or offer more favorable terms of sale,

•	our indebtedness which could limit our operational and financial flexibility,

•	the possibility that new product and research and development efforts may not be successful, which could reduce our sales and profits,

•	increased cash funding requirements for pension plans, which could occur in future years based on assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates,

•	a write-off of all or part of our goodwill or intangible assets, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements,

•	the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting,

•	the potential for cost overruns on development jobs and fixed price contracts and the risk that actual results may differ from estimates used in contract accounting,

•	the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business,

•	our ability to successfully identify and consummate acquisitions, and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with the acquired businesses for which we are not indemnified,

•	our dependence on our management team and key personnel,

•	the possibility of a catastrophic loss of one or more of our manufacturing facilities,

•	the possibility that future terror attacks, war or other civil disturbances could negatively impact our business,

•	that our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes,

•	the possibility that government regulation could limit our ability to sell our products outside the United States,

•	product quality or patient safety issues with respect to our medical devices business that could lead to product recalls, withdrawal from certain markets, delays in the introduction of new products, sanctions, litigation, declining sales or actions of regulatory bodies and government authorities,

•	the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation,

•	changes in medical reimbursement rates of insurers to medical service providers, which could affect sales of our medical products,

•	the possibility that litigation may result unfavorably to us,

•	our ability to adequately enforce our intellectual property rights and the possibility that third parties will assert intellectual property rights that prevent or restrict our ability to manufacture, sell, distribute or use our products or technology,

•	foreign currency fluctuations in those countries in which we do business and other risks associated with international operations,

•	the cost of compliance with environmental laws,

•	the risk of losses resulting from maintaining significant amounts of cash and cash equivalents at financial institutions that are in excess of amounts insured by governments,

•	the inability to utilize amounts available to us under our credit facilities given uncertainties in the credit markets,

•	our ability to meet the restrictive covenants under our credit facilities. A breach of any of these covenants could result in a default under our credit agreements and

•	our customers’ inability to pay us due to adverse economic conditions or their inability to access available credit.

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
Item 4. Controls and Procedures.
(a)	Disclosure Controls and Procedures. Moog carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is made known to them on a timely basis, and that these disclosure controls and procedures are effective to ensure such information is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table summarizes our purchases of our common stock for the quarter ended June 27, 2009.

				(d) Maximum Number
				(or Approximate
			(c ) Total Number	Dollar Value) of
			of Shares Purchased	Shares that May yet
	(a) Total Number of		as Part of Publicly	be Purchased Under
	Shares Purchased	(b) Average Price	Announced Plans or	the Plans or
Period	(1)(2)	Paid Per Share	Programs (2)	Programs(2)

March 29 — April 30, 2009	10,874	$23.79	—	766,400
May 1 — 31, 2009	—	$—	—	766,400
June 1 — 27, 2009	—	$—	—	766,400

Total	10,874	$23.79	—	766,400

(1)	The purchases in April consist of shares from the Moog Inc. Retirement Savings Plan.

(2)	In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management. The transactions will be made in accordance with rules and regulations of the U.S. Securities and Exchange Commission and other rules that govern such purchases. The approximate dollar value of the maximum number of shares that may yet be purchased as determined by the Class A Stock price on the last day of the quarter is $19 million.

Item 6. Exhibits

(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
(Registrant)

Date: August 4, 2009	By	/s/ Robert T. Brady
Robert T. Brady
Chairman Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2009	By	/s/ John R. Scannell
John R. Scannell
Vice President Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2009	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President — Finance

Date: August 4, 2009	By	/s/ Jennifer Walter
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