Form 10-K
period 2009-10-03
MOOG INC
filed 2009-12-02
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to_____                     Commission file number 1-5129
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
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on March 27, 2009, the last business day of the registrant’s most recently completed second quarter, was approximately $860 million.
The number of shares of common stock outstanding as of the close of business on November 24, 2009 was:
Class A 41,213,817; Class B 4,131,392.
Portions of the 2009 Proxy Statement to Shareholders (“2009 Proxy”) are incorporated by reference into Part III of this Form 10-K.

FORM 10-K INDEX

Disclosure Regarding Forward-Looking Statements
Information included or incorporated by reference herein that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the results described in the forward-looking statements. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are set forth below:
•	fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products, industrial capital goods and medical devices;
•	our dependence on government contracts that may not be fully funded or may be terminated;
•	our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales;
•	delays by our customers in the timing of introducing new products, which may affect our earnings and cash flow;
•	the possibility that the demand for our products may be reduced if we are unable to adapt to technological change;
•	intense competition, which may require us to lower prices or offer more favorable terms of sale;
•	our indebtedness, which could limit our operational and financial flexibility;
•	the possibility that new product and research and development efforts may not be successful, which could reduce our sales and profits;

•	increased cash funding requirements for pension plans, which could occur in future years based on assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates;
•	a write-off of all or part of our goodwill or intangible assets, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements;
•	the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting;
•	the potential for cost overruns on development jobs and fixed-price contracts and the risk that actual results may differ from estimates used in contract accounting;
•	the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business;
•	our ability to successfully identify and consummate acquisitions, and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with acquired businesses for which we are not indemnified;
•	our dependence on our management team and key personnel;
•	the possibility of a catastrophic loss of one or more of our manufacturing facilities;
•	the possibility that future terror attacks, war or other civil disturbances could negatively impact our business;
•	that our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes;
•	the possibility that government regulation could limit our ability to sell our products outside the United States;
•	product quality or patient safety issues with respect to our medical devices business that could lead to product recalls, withdrawal from certain markets, delays in the introduction of new products, sanctions, litigation, declining sales or actions of regulatory bodies and government authorities;
•	the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation;
•	changes in medical reimbursement rates of insurers to medical service providers, which could affect sales of our medical products;
•	the possibility that litigation results may be unfavorable to us;
•	our ability to adequately enforce our intellectual property rights and the possibility that third parties will assert intellectual property rights that prevent or restrict our ability to manufacture, sell, distribute or use our products or technology;
•	foreign currency fluctuations in those countries in which we do business and other risks associated with international operations;
•	the cost of compliance with environmental laws;
•	the risk of losses resulting from maintaining significant amounts of cash and cash equivalents at financial institutions that are in excess of amounts insured by governments;
•	the inability to modify, to refinance or to utilize amounts presently available to us under our credit facilities given uncertainties in the credit markets;
•	our ability to meet the restrictive covenants under our credit facilities since a breach of any of these covenants could result in a default under our credit agreements; and
•	our customers’ inability to continue operations or to pay us due to adverse economic conditions or their inability to access available credit.

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
Additional information describing the business and comparative segment revenues, operating profits and related financial information for 2009, 2008 and 2007 are provided in Note 17 of Item 8, Financial Statements and Supplementary Data of this report.
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
Industry and Competitive Conditions. We experience considerable competition in our aerospace and defense, industrial and medical markets. We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. We believe we compete effectively on all of these bases. Principal competitors in our five operating segments include:
•	Aircraft Controls: Parker Hannifin, Nabtesco, GE, Goodrich, Liebherr, Curtiss-Wright, and Hamilton Sundstrand.
•	Space and Defense Controls: Honeywell, Parker Hannifin, Vacco, Valvetech, Marotta, Sabca, Curtiss-Wright, ESW, Aerojet, Valcor, Aeroflex, Hamilton Sundstrand, Limitorque, Sargeant Industries, RVision, Directed Perception, ATA Engineering, Barry Controls, RUAG, Woodward, Sierra-Nevada, Videotec, Pelco and Lord Corp.
•	Industrial Systems: Bosch Rexroth, Danaher, Baumueller, Siemens and Hydraudyne.
•	Components: Danaher, Allied Motion, Ametek, MPC, Axsys, Schleifring, Airflyte, Smiths, Kearfott and Electro-Miniatures.
•	Medical Devices: B. Braun, Carefusion, Smiths Medical, Hospira, Alcon, Baxter International, CME, I-Flow, Kendall (Covidien) and Ross (Abbott).
Government Contracts. All U.S. Government contracts are subject to termination by the Government. In 2009, sales under U.S. government contracts represented 38% of total sales primarily within Aircraft Controls, Space and Defense Controls and Components.
Backlog. Substantially all backlog will be realized as sales in the next twelve months. See the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.
Raw Materials. Materials, supplies and components are purchased from numerous suppliers. We believe the loss of any one supplier, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.
Working Capital. See the discussion on operating cycle in Note 1 of Item 8, Financial Statements and Supplementary Data of this report.
Seasonality. Our business is generally not seasonal.

Patents. We maintain a patent portfolio of issued or pending patents and patent applications worldwide that generally includes the U.S., Europe, China, Japan and India. The portfolio includes patents that relate to electrohydraulic, electromechanical, electronics, hydraulics, components and methods of operation and manufacture as related to motion control and actuation systems. The portfolio also includes patents for recently acquired products related to wind turbines, robotics, surveillance/security, vibration control and medical devices. We do not consider any one or more of these patents or patent applications to be material in relation to our business as a whole. The patent portfolio related to certain medical devices is significant to our position in this market due to the competitive nature of the business environment.
Research Activities. Research and development activity has been, and continues to be, significant for us. Research and development decreased to $100 million in 2009 from $110 million in 2008 and $103 million in 2007.
Employees. On October 3, 2009, we employed 10,005 full-time employees.
Customers. Our principal customers are Original Equipment Manufacturers, or OEMs, and end users for whom we provide aftermarket support. Aerospace and defense OEM customers collectively represented approximately 48% of 2009 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our OEM sales of industrial controls and medical devices, which represented approximately 35% of 2009 sales, are to a wide range of global customers and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our product applications. Our major aftermarket customers are the U.S. Government and commercial airlines. In 2009, aftermarket sales accounted for 17% of total sales.
Customers in our five operating segments include:
•	Aircraft Controls: Boeing, Lockheed Martin, Airbus, BAE, Bombardier, Gulfstream, Hawker Beechcraft, Honeywell, Northrop Grumman and the U.S. Government.
•	Space and Defense Controls: Alliant Techsystems, Lockheed Martin, Astrium, Raytheon, General Dynamics, United Technologies-Pratt & Whitney Rocketdyne, Aerojet and Boeing.
•	Industrial Systems: FlightSafety, Huskey, Cooper, CAE, Arburg, Metso and Schlumberger.
•	Components: Respironics, Raytheon, Lockheed Martin, Honeywell, Philips Medical and the U.S. Government.
•	Medical Devices: B. Braun, Danone and DJO Inc.
International Operations. Our operations outside the United States are conducted through wholly-owned foreign subsidiaries and are located predominantly in Europe and the Asian-Pacific region. See Note 17 of Item 8, Financial statements and Supplementary Data of this report for information regarding sales by geographic area and Exhibit 21 of Item 15, Exhibits and Financial Statement Schedules of this report for a list of subsidiaries. Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local government contracting regulations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which our operations are conducted.
Environmental Matters. See the discussion in Note 18 of Item 8, Financial Statements and Supplementary Data of this report.
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
On February 11, 2008, Jennifer Walter was named Controller and Principal Accounting Officer. Previously, she was Director of Financial Planning and Analysis.
On November 28, 2007, Donald R. Fishback was named Vice President of Finance. Previously, he was Controller and Principal Accounting Officer.
On November 28, 2007, John R. Scannell was named Vice President and Chief Financial Officer. Previously, he was Vice President and Director of Contracts and Pricing, a position he held since 2006. Prior to that, he was the Program Director for the Boeing 787.
On January 10, 2006, Sasidhar Eranki was named Vice President and continues as Deputy General Manager of the Aircraft Group and Director of Engineering.
On January 14, 2005, Harald E. Seiffer was named Vice President and continues as Business Development Manager for Moog Europe. Previously he was General Manager of Moog GmbH.

Executive Officers	Age	Year First Elected Officer

Robert T. Brady
Chairman of the Board; President; Chief Executive Officer;
Director; Member, Executive Committee	68	1967

Richard A. Aubrecht
Vice Chairman of the Board; Vice President - Strategy and Technology;
Director; Member, Executive Committee	65	1980

Joe C. Green
Executive Vice President; Chief Administrative Officer;
Director; Member, Executive Committee	68	1973

Stephen A. Huckvale
Vice President	60	1990

Martin J. Berardi
Vice President	53	2000

Warren C. Johnson
Vice President	50	2000

Jay K. Hennig
Vice President	49	2002

Lawrence J. Ball
Vice President	55	2004

Harald E. Seiffer
Vice President	50	2005

Sasidhar Eranki
Vice President	55	2006

John R. Scannell
Vice President and Chief Financial Officer	46	2006

Donald R. Fishback
Vice President - Finance	53	1985

Jennifer Walter
Controller; Principal Accounting Officer	38	2008

Timothy P. Balkin
Treasurer; Assistant Secretary	50	2000

John B. Drenning
Secretary	72	1989

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
We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2009, sales under U.S. Government contracts represented 38% of our total sales, primarily within Aircraft Controls, Space and Defense Controls and Components. Sales to foreign governments represented 6% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in government expenditures may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.
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
We make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings. We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls. Revenue representing 33% of 2009 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. Under this method, we recognize revenue as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods.
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

We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. In 2009, fixed-price contracts represented 78% of our sales that were accounted for using the percentage of completion, cost-to-cost method of accounting. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which could reduce our net sales and net earnings. Loss reserves are most commonly associated with fixed-price contracts that involve the design and development of new and unique controls or control systems to meet the customer’s specifications.
Contracting on government programs is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment. Like all government contractors, we are subject to risks associated with this contracting. These risks include the potential for substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by U.S. and foreign government agencies and authorities. The failure to comply with the terms of our government contracts could harm our business reputation. It could also result in our progress payments being withheld or our suspension or debarment from future government contracts.
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
The loss of Lockheed Martin or Boeing as a customer or a significant reduction in sales to either company could reduce our sales and earnings. Sales to Lockheed Martin were 9% of our 2009 sales. We provide Boeing with controls for both military and commercial applications, which, in total, were 8% of our 2009 sales. Sales to Boeing’s commercial airplane group were 3% of 2009 sales. These commercial sales are generally made under a long-term supply agreement through 2021 for the Boeing 787 and 2012 for other commercial airplanes. The loss of Lockheed Martin or Boeing as a customer or a significant reduction in sales to either company could significantly reduce our sales and earnings.
We operate in highly competitive markets with competitors who may have greater resources than we possess, which could reduce our sales and operating margins. Many of our products are sold in highly competitive markets. Some of our competitors, especially in our industrial and medical markets, are larger and more diversified and have greater financial, marketing, production and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns. Our sales and operating margins will be negatively impacted if our competitors:
•	develop products that are superior to our products,
•	develop products of comparable quality and performance that are more competitively priced than our products,
•	develop methods of more efficiently and effectively providing products and services, or
•	adapt more quickly than we do to new technologies or evolving customer requirements.

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
Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our earnings, equity and pension funding requirements. Pension obligations and the related costs are determined using actual results and actuarial valuations that involve several assumptions. Our funding requirements are also based on these assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality. Other assumptions include salary increases and retirement age. Some of these assumptions, such as the discount rate and return on pension assets, are largely outside of our control. Changes in these assumptions could affect our earnings, equity and funding requirements.
We are subject to financing and interest rate exposure risks that could adversely affect our business and operating results. Changes in the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating or outlook could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities and place us at a competitive disadvantage. At October 3, 2009, 57% of our debt was at fixed interest rates with the remaining 43% subject to variable interest rates. The current contraction in credit markets could impact our ability to finance our operations.
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
Our international operations pose currency and other risks that may adversely impact sales and earnings. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations have sales to foreign customers. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. The translation of our sales in foreign currencies, primarily the euro, British pound and Japanese yen, to the U.S. dollar had a $49 million negative impact on sales for 2009 using average exchange rates for 2009 compared to average exchange rates for 2008 and a $49 million positive impact on sales for 2008 using average exchange rates for 2008 compared to average exchange rates for 2007.
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth and cause us to violate covenants in our bank credit facility. Goodwill and other intangible assets are a substantial portion of our assets. At October 3, 2009, goodwill was $698 million and other intangible assets were $220 million of our total assets of $2.6 billion. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. A write-off of goodwill or other intangible assets could also cause us to violate covenants in our bank credit facility that require a minimum level of net worth. This could result in our inability to borrow under our bank credit facility or obligation to refinance or renegotiate the terms of our bank indebtedness.
Our sales and earnings growth may be reduced if we cannot implement our acquisition strategy. Acquisitions are a key part of our growth strategy. Our historical growth has depended, and our future growth is likely to depend, in large part, on our ability to successfully implement our acquisition strategy, and the successful integration of acquired businesses into our existing operations. We intend to continue to seek additional acquisition opportunities in accordance with our acquisition strategy, both to expand into new markets and to enhance our position in existing markets throughout the world. If we are unable to successfully identify suitable candidates, successfully acquired and integrate acquired businesses into our existing operations our sales and earnings growth would be reduced.

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
Our future growth and continued success is dependent on our key personnel. Our future success depends to a significant degree upon the continued contributions of our management team and technical personnel. The loss of members of our management team could have a material adverse effect on our business. In addition, competition for qualified technical personnel in our industries is intense, and we believe that our future growth and success will depend on our ability to attract, train and retain such personnel.
Future terror attacks, war, or other civil disturbances could negatively impact our business. Terror attacks, war or other disturbances could lead to economic instability and decreases in demand for commercial products, which could negatively impact our business, financial condition and results of operations. Terrorist attacks worldwide have caused instability from time to time in global financial markets and the aviation industry. In 2009, 13% of our net sales was related to commercial aircraft. The long-term effects of terrorist attacks on us are unknown. These attacks and the U.S. Government’s continued efforts against terrorist organizations may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability.
Our operations in foreign countries expose us to political risks and adverse changes in local legal, tax and regulatory schemes. In 2009, 40% of our consolidated revenue was from customers outside of the United States. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include, without limitation, the following:
•	the possibility of unfavorable circumstances arising from host country laws or regulations,

•	partial or total expropriation,

•	potential negative consequences from changes to significant taxation policies, laws or regulations,

•	changes in tariff and trade barriers and import or export licensing requirements, and

•	political or economic instability, insurrection, civil disturbance or war.
Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business. In 2009, 12% of our sales was subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.

Our facilities could be damaged by catastrophes which could reduce our production capacity and result in a loss of customers. We conduct our operations in facilities located throughout the world. Any of these facilities could be damaged by fire, floods, earthquakes, power loss, telecommunication and information systems failure or similar events. Our facilities in California, Japan and the Philippines are particularly susceptible to earthquakes. These facilities accounted for 15% of our manufacturing, assembly and test capacity in 2009. Although we carry property insurance, including earthquake insurance and business interruption insurance, our inability to meet customers’ schedules as a result of a catastrophe may result in a loss of customers or significant additional costs such as penalty claims under customer contracts.
The failure of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products may necessitate a product recall. We include complex system design and components in our products that could contain errors or defects, particularly when we incorporate new technology into our products. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. We are also exposed to product liability claims. Many of our products are used in applications where their failure or misuse could result in significant property loss and serious personal injury or death. We carry product liability insurance consistent with industry norms. However, these insurance coverages may not be sufficient to fully cover the payment of any potential claim. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
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

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

On October 3, 2009, we occupied 4,802,000 square feet of space in the United States and countries throughout the world, distributed as follows:

	Square Feet

	Owned	Leased	Total

Aircraft Controls	1,132,000	615,000	1,747,000

Space and Defense Controls	432,000	165,000	597,000

Industrial Systems	692,000	552,000	1,244,000

Components	673,000	87,000	760,000

Medical Devices	244,000	190,000	434,000

Corporate Headquarters	-	20,000	20,000

Total	3,173,000	1,629,000	4,802,000

Aircraft Controls has principal manufacturing facilities located in New York, Utah, California, England and the Philippines. Space and Defense Controls has principal manufacturing facilities located in New York, California, Ohio, Illinois, Georgia and Germany. Industrial Systems has principal manufacturing facilities located in New York, Germany, Italy, Japan, China, The Netherlands, Luxembourg, Ireland, England and India. Components has principal manufacturing facilities located in Virginia, North Carolina, Pennsylvania, Canada and England. Medical Devices has principal manufacturing facilities in Utah, California, New York and Lithuania. Our corporate headquarters is located in East Aurora, New York.
We believe that our properties have been adequately maintained and are generally in good condition. Operating leases for properties expire at various times from 2010 through 2034. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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

Quarterly Stock Prices

	Class A		Class B
Fiscal Year Ended	High	Low	High	Low

October 3, 2009
1st Quarter	$43.36	$24.00	$44.86	$23.91
2nd Quarter	39.58	17.90	38.58	18.39
3rd Quarter	28.57	21.50	28.39	22.98
4th Quarter	33.17	22.93	32.59	22.98

September 27, 2008
1st Quarter	$49.19	$41.18	$49.03	$41.77
2nd Quarter	48.24	38.79	48.00	39.18
3rd Quarter	46.37	37.46	46.16	37.80
4th Quarter	56.47	35.30	49.75	36.00

The number of shareholders of record of Class A common stock and Class B common stock was 1,071 and 478, respectively, as of November 20, 2009.
We did not pay cash dividends on our Class A common stock or Class B common stock in 2008 or 2009 and have no plans to do so in the foreseeable future.
The following table summarizes our purchases of our common stock for the quarter ended October 3, 2009.

Issuer Purchases of Equity Securities

				(d) Maximum
			(c) Total number	Number (or Approx.
			of Shares	Dollar Value) of
	(a) Total		Purchased as	Shares that May Yet
	Number	(b) Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under Plans
Period	Purchased (1) (2)	Per Share	or Programs (3)	or Programs (3)

June 29 - July 31, 2009	11,253	$26.00	-	766,400
August 1 - 31, 2009	-	-	-	766,400
September 1 - October 3, 2009	35,789	30.83	-	766,400

Total	47,042	$29.68	-	766,400

(1)	Purchases in July consist of shares from the Moog Inc. Retirement Savings Plan. Purchases in September include 10,789 shares from the Moog Inc. Retirement Savings Plan at $31.19 per share.
(2)	Purchases in September include 25,000 shares of Class B common stock from a member of the Moog family at $30.68 per share.
(3)	In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management. The transactions will be made in accordance with rules and regulations of the U.S. Securities and Exchange Commission and other rules that govern such purchases. The approximate dollar value of the maximum number of shares that may yet be purchased as determined by the Class A stock price on the last day of the quarter is $22 million.

The following graph and table show the performance of the Company’s Class A common stock compared to the NYSE Composite-Total Return Index and the S&P Aerospace and Defense Index for a $100 investment made on September 30, 2004, including the reinvestment of any dividends.

	9/04	9/05	9/06	9/07	9/08	9/09

Moog Inc. Class A Common Stock	$100.00	$121.98	$143.22	$181.57	$177.19	$121.90
NYSE Composite - Total Return Index	100.00	118.75	134.71	163.09	125.40	118.55
S&P Aerospace & Defense Index	100.00	115.95	140.53	186.76	139.28	132.43

Item 6.	Selected Financial Data.

For a more detailed discussion of 2007 through 2009, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and Item 8, Financial Statements and Supplementary Data of this report.

(dollars in thousands, except per share data)	2009(1)(2)	2008(1)(3)	2007(4)	2006(4)(5)	2005(3)(4)

RESULTS FROM OPERATIONS
Net sales	$1,848,918	$1,902,666	$1,558,099	$1,306,494	$1,051,342
Net earnings	85,045	119,068	100,936	81,346	64,792
Net earnings per share
Basic	$2.00	$2.79	$2.38	$2.01	$1.68
Diluted	$1.98	$2.75	$2.34	$1.97	$1.64
Weighted-average shares outstanding
Basic	42,598,321	42,604,268	42,429,711	40,558,717	38,608,235
Diluted	42,906,495	43,256,888	43,149,481	41,247,689	39,498,834

FINANCIAL POSITION
Total assets	$2,634,317	$2,227,247	$2,006,179	$1,607,654	$1,303,327
Working capital	764,137	713,292	616,623	420,495	312,706
Indebtedness - senior	454,456	270,988	417,434	186,451	148,773
Indebtedness - senior subordinated	378,630	400,072	200,089	200,107	200,124
Shareholders’ equity	1,065,033	994,410	877,212	762,856	521,037
Shareholders’ equity per common share outstanding	23.53	23.30	20.63	18.04	13.48

SUPPLEMENTAL FINANCIAL DATA
Capital expenditures	$81,826	$91,833	$96,988	$83,555	$41,188
Depreciation and amortization	76,384	63,376	52,093	47,077	36,207
Research and development	100,022	109,599	102,603	68,886	43,561
Twelve-month backlog	1,097,760	861,694	774,548	645,032	539,186

RATIOS
Net return on sales	4.6%	6.3%	6.5%	6.2%	6.2%
Return on shareholders’ equity	8.3%	12.7%	12.3%	12.9%	12.8%
Current ratio	2.71	2.89	2.93	2.37	2.09
Net debt to capitalization (6)	41.4%	37.0%	37.8%	30.1%	37.7%

(1)	Includes the effects of acquisitions. See Note 2 of the Consolidated Financial Statements at Item 8 of this report.

(2)	Includes the sale of Class A common stock on October 2, 2009. See Note 13 of the Consolidated Financial Statements at Item 8 of this report.

(3)	Includes the effects of the issuance of Senior Subordinated Notes. See Note 7 of the Consolidated Financial Statements at Item 8 of this report.

(4)	Includes the effects of applicable acquisitions. In 2007, we acquired four businesses, two in our Components segment and one each in our Medical Devices and Industrial Systems segments. In 2006, we acquired three businesses, two in our Medical Devices segment and one that had applications for both our Space and Defense Controls and Industrial Systems segments. In 2005, we acquired three businesses, one each in our Aircraft Controls, Industrial Systems and Components segments.

(5)	Includes the effects of the adoption of FASB ASC 718-10 “Stock Compensation,” under which we began recording equity-based compensation expense in 2006. Also includes sale of Class A common stock on February 21, 2006.

(6)	Net debt is total debt less cash and cash equivalents. Capitalization is the sum of net debt and shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
We concentrate on providing our customers with products designed and manufactured to the highest quality standards. In achieving a leadership position in the high performance, precision controls market, we have capitalized on our strengths, which include:
•	superior technical competence and customer intimacy breed market leadership,

•	customer diversity and broad product portfolio,

•	well-established international presence serving customers worldwide, and

•	proven ability to successfully integrate acquisitions.
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

Acquisitions and Equity Investment
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition. Under purchase accounting, we record assets and liabilities at fair value and such amounts are reflected in the respective captions on the balance sheet. The purchase price described for each acquisition below is net of any cash acquired and includes debt issued or assumed.
In 2009, we completed eight business combinations within four of our segments. We completed two acquisitions in our Aircraft Controls segment, both of which are located in the U.K. for a total purchase price of $136 million. These acquisitions complement our flight control actuation business and expand our business in ground-based air navigation systems. We acquired one business in our Space and Defense Controls segment for $45 million that expands our capabilities in the security and surveillance markets. We completed three acquisitions in our Industrial Systems segment, two of which specialize in systems and blade controls of turbines for the wind energy market, for a total of $110 million which includes $28 million for a 40% ownership paid in 2008 for one of the acquired companies. We also completed two acquisitions in our Medical Devices segment for a total purchase price of $36 million. Those acquisitions expand our portfolio to now include syringe style pumps, proprietary medical devices and contract manufacturing of disposables as well as microbiology, toxicology and sterilization services.
In 2008, we completed two acquisitions, one in each of our Space and Defense Controls and Components segments. Space and Defense Controls acquired a business for $15 million that designs and supplies systems for vibration suppression, precision motion control and dynamic testing of structures for the aerospace and defense markets. Components acquired a business that specializes in the design of fiber optic and wireless video and data multiplexers used in commercial and military subsea markets, for oil and gas exploration, terrestrial robots and remote sensing applications for $12 million.
See the discussion in Note 2 of Item 8, Financial Statements and Supplementary Data of this report for further information on our acquisitions.
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
Revenue Recognition on Long-Term Contracts
Revenue representing 33% of 2009 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominately used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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

Occasionally, it is appropriate to combine or segment contracts. Contracts are combined in those limited circumstances when they are negotiated as a package in the same economic environment with an overall profit margin objective and constitute, in essence, an agreement to do a single project. In such cases, we recognize revenue and costs over the performance period of the combined contracts as if they were one. Contracts are segmented in limited circumstances if the customer had the right to accept separate elements of the contract and the total amount of the proposals on the separate components approximated the amount of the proposal on the entire project. For segmented contracts, we recognize revenue and costs as if they were separate contracts over the performance periods of the individual elements or phases.
Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material in 2009, 2008 and 2007.
Contract Loss Reserves
At October 3, 2009, we had contract loss reserves of $50 million. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications.
In connection with the acquisition of the Wolverhampton flight control business, we established contract loss reserves of $31 million on the opening balance sheet. A portion of these loss reserves relates to early stage development programs such as the Boeing 787, the F-35 Joint Strike Fighter and the Airbus A380. The contract loss reserves related to these programs are expected to diminish as the programs progress. Also, upcoming work for these programs is expected to shift to our low cost manufacturing facility in the Philippines. We anticipate that this shift in work will result in cost benefits that will further reduce the contract loss reserves related to these programs.
Reserves for Inventory Valuation
At October 3, 2009, we had net inventories of $484 million, or 40% of current assets. Reserves for inventory were $73 million, or 15% of gross inventories. Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation.
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

Reviews for Impairment of Goodwill
At October 3, 2009, we had $698 million of goodwill, or 27% of total assets. We test goodwill for impairment at least annually, during our fourth quarter, and whenever events occur or circumstances change that indicate there may be an impairment. These events or circumstances could include a significant adverse change in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit.
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
Interim Review
We use the discounted cash flow method to estimate the fair value of each of our reporting units. We believe this method is the most appropriate as it is based on the investment returns of our reporting units and is a generally accepted and common method of business valuation. This method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which our reporting units operate.
We performed an interim test on goodwill for impairment as of March 28, 2009. In determining whether an interim test on goodwill for impairment was necessary, we considered whether events occurred or circumstances changed that indicated there may be an impairment. Due to the challenging economic environment, certain areas of our business had been impacted and we announced a projected decrease in our 2009 earnings per share from both previous guidance and 2008 results. In addition, our stock price declined significantly, reducing our market capitalization to just below the book value of our equity. We tested each of our reporting units since an important step of our impairment test is to compare the aggregate fair value to our market capitalization and assess any resulting control premium for reasonableness.
We updated each of our assumptions as of our interim testing date. The only material change in assumptions from our testing during the fourth quarter of 2008 was our discount rate, which increased for each of our reporting units. In our testing during the fourth quarter of 2008, the discount rates ranged from 9.2% to 11.5%. In our interim testing during 2009, the discount rates ranged from 12.5% to 15.0%. The increases in the discount rates reflected the economic downturn and a much tighter credit environment, both of which had negatively affected the cost and availability of capital of marketplace participants. Our Industrial Systems Europe, Industrial Systems Pacific and Medical Devices reporting units had the largest increases in their discount rates, also reflecting the risk associated with estimating cash flows in these reporting units. We also updated our projected sales and operating margins, but the impact was not as significant as the change in discount rates. We reduced our projected sales levels in most of our reporting units, most notably in Aircraft Controls and Industrial Systems Europe. In Aircraft Controls, we reduced our projected sales for business jets due to the current economic downturn and on the Boeing 787 Dreamliner program due to announced program delays. We reduced our projected sales levels in Industrial Systems Europe as a result of the economic downturn. In our three Industrial Systems reporting units, we reduced our operating margins to reflect the economic downturn.
Based on the results of our test, we concluded that goodwill was not impaired as of March 28, 2009. The fair value of each of our reporting units exceeded its carrying value by over 10%, with the exception of our Aircraft Controls reporting unit. This reporting unit is one level below our Aircraft Controls segment and excludes the navigational aids business we recently acquired. Its excess of fair value over carrying value was 6%.

Annual Reviews
We performed our annual test during the fourth quarter of 2009. We used a 4% terminal growth rate, which is below the historical growth rate of our reporting units. We then discounted our projected cash flows. For our test during the fourth quarter of 2009, we used discount rates that ranged from 12.0% to 14.5% for our various reporting units. These discount rates reflect management’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy. We evaluate the reasonableness of the resulting fair values of our reporting units by comparing the aggregate fair value to our market capitalization and assessing the reasonableness of any resulting premium. The determination of these amounts is subjective and requires significant estimates. Changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.
The most significant change in assumptions from our prior year annual impairment test was our discount rate, which increased for each of our reporting units. In our testing during the fourth quarter of 2008, the discount rates ranged from 9.2% to 11.5%. The increases in our discount rates reflected the economic downturn and a much tighter credit environment, both of which had negatively affected the cost and availability of capital of marketplace participants. Our Industrial Systems Europe, Industrial Systems Pacific and Medical Devices reporting units had the largest increases in their discount rates. These increases also reflect the risk associated with estimating cash flows including for recently acquired businesses such as the wind energy acquisitions in our Industrial Systems Europe and Industrial Systems Pacific reporting units. We also updated our projected sales and operating margins, but the impact was not as significant as the change in discount rates. We reduced our projected sales levels in most of our reporting units, most notably in Aircraft Controls and Industrial Systems Europe. In Aircraft Controls, we reduced our projected sales for business jets due to the current economic downturn and on the Boeing 787 Dreamliner program due to announced program delays. We reduced our projected sales levels in Industrial Systems Europe as a result of the economic downturn. In our three Industrial Systems reporting units, we reduced our operating margins to reflect the economic downturn.
Based on these tests, the fair value of each reporting unit exceeded its carrying amount in 2009, 2008 and 2007. Therefore, goodwill was not impaired as of our annual testing dates. In our annual review of goodwill for impairment in the fourth quarter of 2009, the fair value of each reporting unit exceeded its carrying value by over 10% except for our Aircraft Controls reporting unit where the fair value exceeded its carrying value by 8%.
While any individual assumption could reasonably differ from those that we used, we believe the overall fair values of our reporting units are reasonable as the values are derived from a mix of reasonable assumptions. However, had we used discount rates that were 100 basis points higher than those we assumed or terminal growth rates that were 100 basis points lower than those we assumed the fair value of each reporting unit would have exceeded its carrying value by over 10% except for the Aircraft Controls, Industrial Systems Americas and Medical Devices reporting units. In Aircraft Controls, the fair value would not have exceeded its carrying value, requiring us to measure the amount of goodwill impairment. Had we used discount rates that were 100 basis points higher than those we assumed for Industrial Systems Americas and Medical Devices, the fair value would not have exceeded its carrying value, requiring us to measure the amount of goodwill impairment. Had we used terminal growth rates that were 100 basis points lower than those we assumed for Industrial Systems Americas and Medical Devices, the fair value would have exceeded its carrying value and there would be no goodwill impairment.
Purchase Price Allocations for Business Combinations
During 2009, we completed eight business combinations. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and ascribed value to programs, customer relationships, patents and technology, trade names, backlog and contracts and estimated the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed largely using discounted cash flow models. These valuations support the conclusion that intangible assets other than goodwill had a value of $158 million. The resulting goodwill was $135 million, reflecting the strong cash flows of the acquired operations.
Ascribing value to intangible assets requires estimates used in projecting relevant future cash flows, in addition to estimating useful lives of such assets. Using different assumptions could have a material effect on our current and future amortization expense.

Pension Assumptions
We maintain various defined benefit pension plans covering employees at certain locations. Pension expense for all defined benefit plans for 2009 was $15 million. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the long-term expected return on assets. Other assumptions include salary increases, retirement age and mortality.
The discount rate is used to state expected future cash flows at present value. Using a higher discount rate decreases the present value of pension obligations and reduces pension expense. We used using the Mercer Pension Discount Yield Curve to determine the discount rate for our U.S. plans. In determining expense for 2009 for our U.S. plans, we used a 7.3% discount rate, compared to 6.2% for 2008. We will use a 6.0% discount rate to determine our expense in 2010 for these U.S. plans. This 130 basis point decrease in the discount rate will increase our pension expense by $7 million in 2010.
The return on assets assumption reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In determining the return on assets assumption, we consider our current and target asset allocations. We consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. In determining expense for 2009 for our largest plan, we used an 8.9% return on assets assumption, the same we used in 2008. A 50 basis point decrease in the return on assets assumption would increase our annual pension expense by $2 million.
Deferred Tax Asset Valuation Allowances
At October 3, 2009, we had gross deferred tax assets of $184 million and a deferred tax asset valuation allowance of $9 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence and contract loss reserves. The deferred tax assets include $10 million related to tax benefit carryforwards in Luxembourg and Germany for which a $9 million deferred tax asset valuation allowance is recorded.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

(dollars in millions)	2009	2008	2007

Net sales	$1,849	$1,903	$1,558
Gross margin	29.1%	32.0%	34.0%
Research and development expenses	$100	$110	$103
Selling, general and administrative expenses as a percentage of sales	15.2%	15.5%	16.2%
Restructuring expense	$15	$-	$-
Interest expense	$39	$38	$30
Effective tax rate	23.1%	29.1%	29.8%
Net earnings	$85	$119	$101

Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 53 weeks for the year ended October 3, 2009 and 52 weeks for the years ended September 27, 2008 and September 29, 2007. While management believes this affects the comparability of financial results presented, the impact has not been determined.
Net sales decreased $54 million, or 3%, in 2009. During 2009, our sales were negatively impacted by the global recession, most significantly in our Industrial Systems segment and sales that are denominated in foreign currencies that generally weakened against the U.S. dollar. Partially offsetting those decreases were $122 million of incremental sales from 2009 acquisitions.
In 2008, sales increased $345 million, or 22%, from the prior year. Sales increased in each of our segments and acquisitions accounted for approximately one-third of the growth in 2008.
Our gross margin declined in 2009 compared to 2008 primarily as a result of lower sales and adverse product mix. A lower proportion of our sales came from industrial controls, which generally carry a higher gross margin than many of our other products. Our gross margin declined in 2008 compared to 2007. Approximately one-third of the decline was a result of increased charges to our contract loss reserves, most of which relate to aircraft development contracts. We also had a less favorable product mix in 2008, particularly within Aircraft Controls and Space and Defense Controls.
Research and development expenses were lower in 2009 compared to 2008. The lower levels were primarily within Industrial Systems in response to slowing sales demand and Aircraft Controls. The reduced expenses for Aircraft Controls were due to the Boeing 787 program that have been partially offset by increases for the A350 program. During 2008, the increase was evenly split between aircraft initiatives and acquisitions. Within Aircraft Controls, work on the Airbus A350 increased by $10 million and other aircraft projects increased by $6 million. These increases were offset by a $13 million decline on the Boeing 787 Dreamliner.
Selling, general and administrative expenses as a percentage of sales were lower in 2009 compared to 2008. The percentage decrease was primarily a result of the impact of the acquisition of wind energy businesses, which have lower selling, general and administrative expenses as a percentage of sales than most of our other product lines. During 2008, selling, general and administrative expenses as a percentage of sales decreased. The decrease resulted from higher bid and proposal and sales support costs on the A350 and other aircraft projects in 2007.
In 2009, we initiated restructuring plans to better align our cost base with the lower level of sales and operating margins associated with the global economic recession. The restructuring actions taken have or will result in workforce reductions, primarily in the U.S., the Philippines and Europe. During 2009, we incurred $15 million of severance costs, of which $10 million is in Industrial Systems and $5 million is in Aircraft Controls. We expect that payment of these restructuring costs will be completed by the end of 2010.
Interest expense in 2009 was comparable to 2008 as a result of higher debt levels in 2009 offset by lower average interest rates. The increase in 2008 was a result of higher debt levels, with slightly more than half associated with our acquisitions and the remainder coming from working capital and capital expenditure requirements.

The lower effective tax rate for 2009 compared to 2008 is due to one time factors, which include our decision to repatriate approximately $31 million of cash back to the U.S. from our Japanese subsidiary, resulting in a $5 million foreign tax credit, which reduced our U.S. tax provision. In addition, for most of 2009, we had the benefit of the effect of our equity earnings in LTi REEnergy which were recognized in operating profit on an after-tax basis. The effective tax rate for 2008 was slightly lower than 2007 mainly as a result of lower state tax rates and a greater portion of our income coming from foreign operations with lower tax rates.
In 2009, net earnings decreased 29% and diluted earnings per share decreased 28% compared to 2008 as a result of the decline in sales and the $15 million charge for restructuring activities. In 2008, both net earnings and diluted earnings per share increased 18%.
2010 Outlook - We expect sales in 2010 to increase by 15% to approximately $2.12 billion with increases in each of our segments. Sales are expected to increase $118 million in Industrial Systems, $73 million in Aircraft Controls, $43 million in Space and Defense Controls, $19 million in Components and $18 million in Medical Devices over 2009. We expect operating margins to be approximately 9.5% in 2010 compared to 9.3% in 2009. We expect operating margins to increase in Medical Devices, Industrial Systems and Aircraft Controls and decrease in Space and Defense Controls and Components. Further restructuring costs are estimated to be $6 million in 2010 related to anticipated staff reductions in our Aircraft Controls and international industrial operations associated with initiatives started in 2009. We expect net earnings to increase to $103 million and diluted earnings per share to increase by 14% to $2.25. Given the uncertainty in the global economy, these forecasted earnings amounts are centered within a range of plus or minus $.10 per share.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note17 of Item 8, Financial Statements and Supplementary Data of this report.
Aircraft Controls

(dollars in millions)	2009	2008	2007

Net sales - military aircraft	$417	$395	$320

Net sales - commercial aircraft	214	271	261

Net sales - navigational aids	33	7	6

	$664	$673	$587
Operating profit	$52	$55	$61

Operating margin	7.9%	8.2%	10.4%

Backlog	$508	$372	$322

Net sales in Aircraft Controls decreased 1% in 2009. There was a shift from commercial aircraft to military aircraft sales. Military aircraft sales increased $22 million. Military aftermarket sales increased $13 million, while sales increased $7 million on the Indian Light Combat Aircraft and $4 million on the V-22 Osprey production program. Commercial aircraft sales decreased $57 million from 2008, mainly due to $25 million in lower sales to Boeing, a $24 million decrease in sales on business jets and a $7 million decline in aftermarket sales. Navigational aids sales increased $26 million in 2009 primarily as a result of $15 million of incremental sales from the Fernau acquisition.
Net sales in Aircraft Controls increased 15% in 2008 due to strong military aircraft sales. Military sales were led by a $37 million increase on the F-35 Joint Strike Fighter program. Military aftermarket sales increased $20 million and sales on the V-22 Osprey production program increased $12 million. Commercial aircraft sales increased 4%, as a $19 million sales increase in business jets was offset by a $6 million decline in sales to Boeing on the 7-series, including the 787 program, and a $6 million decline in aftermarket sales.
Our operating margin for Aircraft Controls decreased in 2009 and 2008. The decrease in 2009 was a result of $7 million of higher additions to contract loss reserves, $5 million of restructuring charges incurred in 2009 and $4 million of inventory and other charges on certain business jet programs. Partially offsetting those higher costs were better margins as sales shifted from commercial aircraft to military aircraft and lower research and development spending. The operating margin decline in 2008 was largely due to a greater proportion of sales from the cost-plus F-35 program. We also established a loss reserve of $7 million on our Boeing business related to delays in Boeing’s production schedule and increased costs of certain purchased critical components.
Twelve-month backlog for Aircraft Controls increased during 2009. This increase related to strong military orders and backlog from the 2009 fourth quarter acquisition of the General Electric Aviation Systems flight control actuation business in Wolverhampton, U.K. (Wolverhampton flight controls), and the Fernau acquisition. Partially offsetting those increases was a decline in commercial orders. The increase in backlog at September 27, 2008 from September 29, 2007 related to strong commercial orders.
2010 Outlook for Aircraft Controls - We expect sales in Aircraft Controls in 2010 to be $736 million, an 11% increase over 2009 as a result of the incremental sales from the Wolverhampton flight controls and Fernau acquisitions. Commercial aircraft sales are expected to increase 21% to $259 million, principally related to the Wolverhampton flight controls acquisition, partially offset by a decline in sales on business jets. Military aircraft sales are expected to increase 3% to $427 million as a result of an additional $44 million from the Wolverhampton flight controls acquisition and an $11 million increase on the V-22 production program, offset by a $43 million reduction on the F-35 program as it shifts from cost-plus development to fixed-price production. Navigational aids are expected to increase to $50 million due in large part to the effect of owning Fernau for a full year. We expect our operating margin to be 8.3% in 2010, a slight improvement from 7.9% in 2009.

Space and Defense Controls

(dollars in millions)	2009	2008	2007

Net sales	$275	$253	$185

Operating profit	$40	$29	$24

Operating margin	14.6%	11.6%	13.1%

Backlog	$202	$153	$142

Net sales in Space and Defense Controls increased 8% in 2009 compared to 2008 due to the CSA Engineering and Videolarm acquisitions, which contributed $21 million in incremental sales. Sales of controls for military and commercial satellites increased $6 million and sales of launch vehicles also increased $6 million. Sales of tactical missiles, primarily Hellfire and TOW, increased $5 million. Offsetting those increases was a decrease in sales of defense controls of $10 million as a result of a decline on the Driver’s Vision Enhancer (DVE) program. Sales for the Constellation program also decreased $6 million as NASA delayed contract awards for the program, which slowed down commitments for the design of the Orion Crew Vehicle.
Net sales in Space and Defense Controls increased 37% in 2008 due primarily from the acquisition of QuickSet, which contributed $53 million of incremental sales. The Constellation Program, which we began working on in 2007, generated $24 million of sales in 2008. The third quarter of 2008 acquisition of CSA also contributed $6 million of the increase.
Our operating margin for Space and Defense Controls increased in 2009 as a result of the impact of higher sales volume in 2009 and a $4 million loss reserve recorded in 2008 for thruster valves used on satellites. Our operating margin for Space and Defense Controls decreased in 2008 due to additions to contract loss reserves, partially offset by strong margins on the DVE program.
Twelve-month backlog for Space and Defense Controls increased to $202 million at October 3, 2009 as a result of increased orders for satellite programs, launch vehicles and tactical missiles. Backlog at September 27, 2008 increased from September 29, 2007 primarily as a result of the backlog associated with the CSA acquisition.
2010 Outlook for Space and Defense Controls - We expect sales in Space and Defense Controls to increase $43 million, or 16%, to $317 million in 2010. We expect increases on the Constellation Program, homeland security, tactical missiles and launch vehicles. We expect sales to decrease in defense controls and satellites. We expect our operating margin in 2010 to decrease to 11.3% from 14.6% in 2009, primarily as a result of a larger portion of sales coming from lower margin cost-plus contracts.

Industrial Systems

(dollars in millions)	2009	2008	2007

Net sales	$455	$532	$436

Operating profit	$31	$73	$57

Operating margin	6.8%	13.8%	13.2%

Backlog	$196	$161	$150

Net sales in Industrial Systems decreased 15% in 2009. The global recession significantly impacted our industrial business in most of the major markets we serve. In addition, weaker foreign currencies, in particular the euro, compared to the U.S. dollar had a negative impact on sales, representing over one-quarter of the sales decrease. Sales were lower in all of our major markets except for wind energy and power generation. Sales for plastic making machinery decreased $40 million. Sales of controls for metal forming and presses decreased $25 million. Sales for motion simulators decreased $15 million. Sales of controls for steel mills decreased $13 million. Offsetting those sales declines were increases of $69 million in the wind energy business from the LTi REEnergy and Insensys acquisitions and $4 million in power generation.
Net sales increased 22% in 2008. Stronger foreign currencies, in particular the euro, compared to the U.S. dollar, represented 38% of the sales increase. Sales were up in nearly all our major markets. Sales increases in the motion simulator business were a result of strong deliveries to CAE and Flight Safety. The metal forming market grew due to strong demand in Europe. Sales growth in heavy industry came mainly from China and Europe. Sales in power generation were a result of strong demand in Asia.
Our operating margin for Industrial Systems declined in 2009 due to lower sales volume and $10 million of restructuring charges. Our operating margin for Industrial Systems improved in 2008 due to higher sales volume and operating efficiencies.
The higher level of twelve-month backlog for Industrial Systems at October 3, 2009 compared to September 27, 2008 relates to the LTi REEnergy and Insensys acquisitions, partially offset by lower demand due to the global economic recession.
2010 Outlook for Industrial Systems - We expect sales in Industrial Systems to increase $118 million, or 26%, to $573 million in 2010. We expect a $151 million sales increase in wind energy to $220 million as a result of a full year of sales for the LTi REEnergy and Insensys acquisitions. Partially offsetting that increase are sales declines in the rest of our major markets, with the exception of test equipment, as a result of the continuation of the slowing global demand we experienced in 2009. We expect our operating margin to increase to 7.4% in 2010, from 6.8% in 2009. The increase in our operating margin reflects higher sales volume and lower anticipated restructuring expenses, partially offset by no longer having the benefit of the equity earnings of LTi REEnergy.

Components

(dollars in millions)	2009	2008	2007

Net sales	$346	$341	$283

Operating profit	$56	$61	$45

Operating margin	16.1%	17.8%	15.7%

Backlog	$183	$167	$149

Net sales in Components increased 1% in 2009 despite a $10 million negative impact on sales related to weaker foreign currencies in 2009 compared to 2008. Aircraft sales increased $18 million, primarily on the Guardian and Multi-Spectral Targeting System programs. Sales of space and defense controls increased $14 million for components supplied on the Abrams Tank, the Stryker Mobile Gun System, space vehicles and ground-based radar systems. Marine sales decreased $4 million as this market is closely impacted by activity in offshore drilling and oil prices. Medical sales decreased $7 million, largely in sales to Respironics for sleep apnea equipment. Industrial sales decreased $16 million, largely a result of reduced demand from the recession for industrial automation equipment and slip rings for closed circuit TV surveillance.
Net sales in Components increased 20% in 2008 with growth in every major market. Acquisitions also contributed to the sales increase. Marine sales increased 27% as the high price of oil drove demand. Aircraft sales increased 24% due largely to work on the Guardian program and Multi-Spectral Targeting System. Sales of space and defense controls increased 22% due to strong orders for defense controls. Industrial sales increased 17%, largely a result of the Thermal Control Products and Techtron acquisitions.
Our operating margin for Components declined in 2009 as a result of a sales mix shift away from higher margin industrial and marine products. The operating margin for 2008 improved primarily as a result of higher sales volume.
The higher level of twelve-month backlog at October 3, 2009 compared to September 27, 2008 and September 29, 2007 primarily relates to increased orders for defense controls and military aircraft programs.
2010 Outlook for Components - We expect sales in Components to increase $19 million, or 6%, to $365 million in 2010. We expect sales increases in aircraft, which is primarily driven by the Guardian program, and from the industrial market. We expect our sales into the medical market to remain flat and sales to decrease within the marine market as the price of oil remains relatively low and also in the space and defense market. We expect our operating margin in 2010 to decrease to 15.3% based on the sales mix that we are currently forecasting.

Medical Devices

(dollars in millions)	2009		2008	2007

Net sales	$111		$103	$68

Operating (loss) profit	$(7)		$9	$7

Operating margin	(6.7%	)	8.8%	10.2%

Backlog	$11		$8	$12

Net sales in Medical Devices increased 7% in 2009. The acquisitions of Aitecs and Ethox contributed $21 million of incremental sales. Sales of administration sets also increased $4 million, or 11%. Offsetting those sales increases was a decrease of $10 million in sales of pumps and a $9 million decrease in sales of sensors and handpieces, largely a result of reduced spending associated with the recession.
Net sales in Medical Devices increased in 2008. The acquisition of ZEVEX in 2007 expanded this segment. The increase in 2008 reflected a full year of sales for ZEVEX, partially offset by decreased sales of intravenous and disposable pumps.
Our operating margin for Medical Devices declined in 2009 as a result of the lower sales volume excluding the impact of acquisitions, a shift in product mix, warranty costs for a voluntary software modification and first year purchase accounting adjustments for the Aitecs and Ethox acquisitions. The decline in our operating margin for 2008 was attributable to both the product mix and sales volume of certain products. In 2008, we had lower sales of higher margin intravenous pumps.
Unlike our other segments, twelve-month backlog for Medical Devices is not substantial relative to sales reflecting the shorter order-to-shipment cycle for this line of business.
2010 Outlook for Medical Devices - We expect sales in Medical Devices to increase $18 million, or 16%, to $129 million in 2010. We expect sales increases in our major product lines as a result of a broader product offering and strengthening of our sales and distribution organization. In addition, we anticipate $8 million of incremental sales from a full year of owning Aitecs and Ethox. We expect our operating margin to be 4.7% as a result of the increased sales, cost reduction efforts and a more favorable product mix.

FINANCIAL CONDITION AND LIQUIDITY

(dollars in millions)	2009	2008	2007

Net cash provided (used) by:

Operating activities	$118	$108	$25

Investing activities	(325)	(149)	(231)

Financing activities	201	42	227

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities increased $10 million in 2009 despite lower earnings. This increase relates primarily to slowing growth in working capital requirements, especially in receivables. Partially offsetting these increases were larger uses of cash for various items such as higher pension contributions. The majority of the increase in 2008 resulted from increased earnings, slower growth in working capital requirements, lower pension contributions and higher non-cash charges. Depreciation and amortization was $76 million in 2009, $63 million in 2008 and $52 million in 2007. Provisions for losses were $43 million in 2009, $37 million in 2008 and $21 million in 2007.
Investing activities
Net cash used by investing activities of $325 million in 2009 includes $261 million for the completion of eight acquisitions. Net cash used by investing activities also included $82 million for capital expenditures. These amounts were partially offset by the redemption of $20 million of supplemental retirement plan investments that were used to purchase $21 million par value of our 6.25% and 7.25% senior subordinated notes. Net cash used by investing activities of $149 million in 2008 consisted principally of $92 million for capital expenditures, the $28 million investment in 40% of LTi REEnergy and $22 million for the acquisitions of PRIZM and CSA. Net cash used by investing activities of $231 million in 2007 consisted principally of $136 million used for five acquisitions and $97 million for capital expenditures. Our major cash outlays for acquisitions included $82 million for the March 2007 acquisition of ZEVEX and $41 million for the September 2007 acquisition of QuickSet.
Over the past few years, our capital expenditures have been at fairly high levels compared to our previous historical averages. We have invested in major program initiatives and facility expansions. We expect our 2010 capital expenditures to approximate $75 million.
Financing activities
Net cash provided by financing activities in 2009 is primarily related to borrowings on our U.S. credit facility to fund most of the acquisitions and net proceeds of $75 million received from the sale of 2,675,000 shares of Class A common stock at $29.50 per share. These amounts were partially offset by the redemption of $21 million par value of our senior subordinated notes, pay downs of $17 million on notes payable and $7 million used for our share repurchase program. The decrease in cash provided by financing activities in 2008 is a result of the use of our U.S. revolving credit facility to fund acquisitions in 2007 and the growth in our working capital in 2007. Net cash provided by financing activities in 2007 of $227 million principally relates to increased borrowings under our U.S. revolving credit facility for acquisitions and increased investments in working capital requirements to fund our sales growth.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.
Our largest credit facility is our U.S. credit facility, which matures on March 14, 2013. It consists of a $750 million revolver and had an outstanding balance of $422 million at October 3, 2009. Interest on outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 225 basis points at October 3, 2009. The credit facility is secured by substantially all of our U.S. assets.
The U.S. credit facility contains various covenants. The covenant for minimum net worth, defined as total shareholders’ equity adjusted to maintain the amounts of accumulated other comprehensive loss at the level in existence as of September 30, 2006, is $600 million. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt, including letters of credit, to EBITDA for the most recent four quarters, is 4.0. The covenant for maximum senior leverage ratio, defined as the ratio of net senior debt to consolidated EBITDA for the most recent four quarters is 2.75. The covenant for maximum capital expenditures is $100 million annually. We are in compliance with all covenants. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income. The definition of EBITDA allows for the exclusion of up to $17 million of restructuring charges to be incurred in calendar year 2009.
We are required to obtain the consent of lenders of the U.S. credit facility before raising significant additional debt financing. In recent years, we have demonstrated our ability to secure consents to access debt markets. We have also been successful in accessing equity markets, as demonstrated most recently by our October 2, 2009 sale of 2,675,000 shares of Class A common stock at $29.50 per share. We believe that we will be able to obtain additional debt or equity financing as needed.
At October 3, 2009, we had $353 million of unused borrowing capacity, including $315 million from the U.S. credit facility after considering standby letters of credit. Our ability to utilize the unused borrowing capacity is limited by the maximum leverage ratio covenant, which would restrict borrowings to an additional $277 million as of October 3, 2009.
Net debt to capitalization was 41% at October 3, 2009 and 37% at September 27, 2008. The increase in net debt to capitalization is primarily due to amounts borrowed to fund acquisitions, partially offset by the proceeds from the sale of Class A common stock.
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

Contractual Obligations and Commercial Commitments
Our significant contractual obligations and commercial commitments at October 3, 2009 are as follows:

(dollars in millions)	Payments due by period
			2011-	2013-	After
Contractual Obligations	Total	2010	2012	2014	2014

Long-term debt	$816	$2	$9	$426	$379
Interest on long-term debt	184	26	52	51	55
Operating leases	90	20	32	19	19
Purchase obligations	516	335	52	128	1

Total contractual obligations	$1,606	$383	$145	$624	$454

In addition to the obligations in the table above, we have $11 million recorded for unrecognized tax benefits in current liabilities, which includes $1 million of related accrued interest. We are unable to determine if and when any of those amounts will be settled, nor can we estimate any potential changes to the unrecognized tax benefits.
Interest on long-term debt consists of payments on fixed-rate debt, primarily senior subordinated notes.
Total contractual obligations exclude pension obligations. In 2010, we anticipate making contributions of $29 million to defined benefit pension plans.

(dollars in millions)	Commitments expiring by period
			2011-	2013-	After
Other Commercial Commitments	Total	2010	2012	2014	2014

Standby letters of credit	$13	$11	$2	$-	$-

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
Aerospace and Defense
Approximately 62% of our 2009 sales were generated in aerospace and defense markets. The military aircraft market is dependent on military spending for development and production programs. Production programs are typically long-term in nature, offering predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the F-35 Joint Strike Fighter, F/A-18E/F Super Hornet and V-22 Osprey. The large installed base of our products leads to attractive aftermarket sales and service opportunities. Aftermarket revenues are expected to continue to grow due to a number of scheduled military retrofit programs and increased flight hours resulting from increased military commitments.
The commercial OEM market has historically exhibited cyclical swings and sensitivity to economic conditions. The aftermarket is driven by usage of the existing aircraft fleet, the age of the installed fleet and is currently being impacted by fleet re-sizing programs for passenger and cargo aircraft. Changes in aircraft utilization rates affect the need for maintenance and spare parts and impact aftermarket sales. Boeing and Airbus have historically adjusted production in line with air traffic volume.
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
Industrial
Approximately 29% of our 2009 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. We are experiencing challenges from current global economic conditions. These challenges include reacting to slowing demand for industrial automation equipment, steel and automotive manufacturing and delayed orders as customers manage inventory levels. Despite the general slowdown in demand from the global recession, we continue to see strong demand in the growing wind energy market.
Medical
Approximately 9% of our 2009 sales were generated in medical markets. The medical markets we serve are influenced by economic conditions, hospital and outpatient clinic spending on equipment, population demographics, medical advances, patient demands and the need for precision control components and systems. Advances in medical technology and medical treatments have had the effect of extending the average life span, in turn resulting in greater need for medical services. These same technology and treatment advances also drive increased demand from the general population as a means to improve quality of life. Greater access to medical insurance, whether through government funded health care plans or private insurance, also increases the demand for medical services.

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-quarter of our 2009 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During 2009, these foreign currencies weakened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $49 million compared to the same period one year ago. During 2008, these foreign currencies strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $49 million compared to 2007.
Pension
The assumptions for our 2009 net periodic pension costs and funding requirements were determined as of August 31, 2008. Changes in the fair market value of our pension assets between August 31, 2008 and the end of 2009 will impact our expense over a five-year period beginning in 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Consolidated Financial Statements at Item 8 of this report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we have exposures to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and foreign currency forward contracts. We do not hold or issue financial instruments for trading purposes. In 2009, our derivative instruments consisted of interest rate swaps designated as cash flow hedges and foreign currency forwards.
At October 3, 2009, we had $355 million of borrowings subject to variable interest rates. During 2009, our average borrowings subject to variable interest rates were $281 million and, therefore, if interest rates had been one percentage point higher during 2009, our interest expense would have been $3 million higher. At October 3, 2009, we had a $75 million notional amount of outstanding interest rate swaps, of which $60 million matures in the first quarter of 2010 and $15 million in the second quarter of 2010. Based on the applicable margin, the interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 6.4% through their maturities in 2010, at which time the interest will revert back to a variable rate based on LIBOR.
We may also enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party purchases and sales, intercompany product shipments and intercompany loans and to reduce fluctuations in the value of foreign currency investments in, and long-term advances to, subsidiaries. We have foreign currency forwards with a notional amount of $202 million outstanding at October 3, 2009.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the euro, British pound and Japanese yen. If average annual foreign exchange rates collectively weakened against the U.S. dollar by 10%, our pre-tax earnings in 2009 would have decreased by $5 million from foreign currency translation, primarily related to the euro and Canadian dollar, offset by $6 million from changes in operating margins for products sourced outside of the U.S.

Item 8.	Financial Statements and Supplementary Data.

Consolidated Statements of Earnings

	Fiscal Years Ended
	October 3,	September 27,	September 29,
(dollars in thousands, except per share data)	2009	2008	2007

NET SALES	$1,848,918	$1,902,666	$1,558,099

COST OF SALES	1,311,618	1,293,452	1,028,852

GROSS PROFIT	537,300	609,214	529,247

Research and development	100,022	109,599	102,603

Selling, general and administrative	281,173	294,936	252,173

Restructuring	15,067	-	-

Interest	39,321	37,739	29,538

Equity in earnings of LTi and other	(8,844)	(1,095)	1,182

EARNINGS BEFORE INCOME TAXES	110,561	168,035	143,751

INCOME TAXES	25,516	48,967	42,815

NET EARNINGS	$85,045	$119,068	$100,936

NET EARNINGS PER SHARE

Basic	$2.00	$2.79	$2.38

Diluted	$1.98	$2.75	$2.34

AVERAGE COMMON SHARES OUTSTANDING

Basic	42,598,321	42,604,268	42,429,711

Diluted	42,906,495	43,256,888	43,149,481

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	October 3,	September 27,
(dollars in thousands, except per share data)	2009	2008

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$81,493	$86,814

Receivables	547,571	517,361

Inventories	484,261	408,295

Deferred income taxes	73,673	53,102

Prepaid expenses and other current assets	23,400	24,813

TOTAL CURRENT ASSETS	1,210,398	1,090,385

PROPERTY, PLANT AND EQUIPMENT, net	481,726	428,120

GOODWILL	698,459	560,735

INTANGIBLE ASSETS, net of accumulated amortization of $64,805 in 2009 and $45,060 in 2008	220,311	74,755

OTHER ASSETS	23,423	73,252

TOTAL ASSETS	$2,634,317	$2,227,247

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable	$16,971	$7,579

Current installments of long-term debt	1,541	1,487

Accounts payable	125,257	128,723

Accrued salaries, wages and commissions	91,302	107,076

Customer advances	66,811	41,507

Contract loss reserves	50,190	20,536

Other accrued liabilities	94,189	70,185

TOTAL CURRENT LIABILITIES	446,261	377,093

LONG-TERM DEBT, excluding current installments

Senior debt	435,944	261,922

Senior subordinated notes	378,630	400,072

LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	225,747	108,072

DEFERRED INCOME TAXES	76,910	80,754

OTHER LONG-TERM LIABILITIES	5,792	4,924

TOTAL LIABILITIES	1,569,284	1,232,837

COMMITMENTS AND CONTINGENCIES (Note 18)	-	-

SHAREHOLDERS’ EQUITY

Common stock - par value $1.00

Class A - Authorized 100,000,000 shares	43,472	40,794

Issued 43,471,373 and outstanding 41,167,674 shares at October 3, 2009

Issued 40,793,523 and outstanding 38,685,574 shares at September 27, 2008

Class B - Authorized 20,000,000 shares. Convertible to Class A on a one-for-one basis	7,808	7,811

Issued 7,808,340 and outstanding 4,103,817 shares at October 3, 2009

Issued 7,811,190 and outstanding 3,997,799 shares at September 27, 2008

Additional paid-in capital	381,099	311,159

Retained earnings	772,639	688,585

Treasury shares	(47,733)	(40,607)

Stock Employee Compensation Trust	(11,426)	(22,179)

Accumulated other comprehensive (loss) income	(80,826)	8,847

TOTAL SHAREHOLDERS’ EQUITY	1,065,033	994,410

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,634,317	$2,227,247

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended

	October 3,	September 27,	September 29,

(dollars in thousands)	2009	2008	2007

COMMON STOCK

Beginning of year	$48,605	$48,605	$48,605

Sale of Class A Common Stock	2,675	-	-

End of year	51,280	48,605	48,605

ADDITIONAL PAID-IN CAPITAL

Beginning of year	311,159	301,778	292,565

Sale of Class A Common Stock, net of issuance costs	72,042	-	-

Issuance of treasury shares at more than cost	163	3,906	1,086

Equity-based compensation expense	5,682	4,551	3,299

Adjustment to market - SECT, and other	(7,947)	924	4,828

End of year	381,099	311,159	301,778

RETAINED EARNINGS

Beginning of year	688,585	570,063	469,127

Net earnings	85,045	119,068	100,936

Adjustment for adoption of defined benefit pension plan standard,	(991)	-	-

net of income taxes of $529

Adjustment for adoption of income tax standard	-	(546)	-

End of year	772,639	688,585	570,063

TREASURY SHARES AT COST*

Beginning of year	(40,607)	(39,873)	(40,354)

Shares issued related to options (2009 - 48,938 Class A shares; 2008 - 363,784 Class A shares; 2007 - 185,437 Class A shares)	261	1,940	989

Shares purchased (2009 - 244,688 Class A shares 2008 - 59,908 Class A shares; 2007 - 13,019 Class A shares)	(7,387)	(2,674)	(508)

End of year	(47,733)	(40,607)	(39,873)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)**

Beginning of year	(22,179)	(15,928)	(14,652)

Sale of SECT stock to RSP Plan (2009 - 205,028 Class B shares; 2008 - 21,527 Class B shares; 2007 - 70,900 Class B shares)	5,593	942	2,930

Purchase of SECT stock (2009 - 96,160 Class B shares; 2008 - 167,111 Class B shares; 2007 - 14,108 Class B shares)	(2,832)	(7,530)	(559)

Adjustment to market - SECT	7,992	337	(3,647)

End of year	(11,426)	(22,179)	(15,928)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Beginning of year	8,847	12,567	7,565

Other comprehensive (loss) income	(89,815)	(3,720)	30,890

Adjustment to adopt defined benefit pension plan standard, net of income taxes of $81 in 2009 and $(16,409) in 2007	142	-	(25,888)

End of year	(80,826)	8,847	12,567

TOTAL SHAREHOLDERS’ EQUITY	$1,065,033	$994,410	$877,212

COMPREHENSIVE (LOSS) INCOME

Net earnings	$85,045	$119,068	$100,936

Other comprehensive (loss) income:

Foreign currency translation adjustment	(1,073)	(2,854)	29,047

Retirement liability adjustment	(89,062)	(357)	1,929

Accumulated income (loss) on derivatives adjustment	320	(509)	(86)

COMPREHENSIVE (LOSS) INCOME	$(4,770)	$115,348	$131,826

*	Class A Common Stock in treasury: 2,303,699 shares at October 3, 2009: 2,107,949 shares at September 27, 2008; 2,411,825 shares at September 29, 2007.
Class B Common Stock in treasury: 3,305,971 shares at October 3, 2009, September 27, 2008, September 29, 2007.
**	Class B Common Stock in SECT: 398,552 shares at October 3, 2009; 507,420 shares at September 27, 2008; 361,836 shares at September 29, 2007.
The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	October 3,	September 27,	September 29,
(dollars in thousands)	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$85,045	$119,068	$100,936

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation	54,762	48,065	40,226

Amortization	21,622	15,311	11,867

Provisions for non-cash losses on contracts, inventories and receivables	43,166	36,563	20,755

Deferred income taxes	13,330	(5,698)	(545)

Equity-based compensation expense	5,682	4,551	3,299

Equity in earnings of LTi	(6,717)	(874)	-

Other	(5,210)	2,381	(116)

Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:

Receivables	25,576	(79,302)	(72,848)

Inventories	984	(62,439)	(64,737)

Other assets	(5,043)	(3,190)	(943)

Accounts payable and accrued liabilities	(79,236)	16,653	(1,112)

Other liabilities	(28,675)	10,122	(12,994)

Customer advances	(7,394)	6,681	1,296

NET CASH PROVIDED BY OPERATING ACTIVITIES	117,892	107,892	25,084

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of businesses, net of cash acquired	(261,193)	(22,383)	(136,291)

Investment in LTi REEnergy Gmbh	-	(28,288)	-

Purchase of property, plant and equipment	(81,688)	(91,761)	(96,960)

Supplemental retirement plan investment redemption	19,981	-	-

Other	(1,843)	(6,448)	2,371

NET CASH USED BY INVESTING ACTIVITIES	(324,743)	(148,880)	(230,880)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayments of notes payable	(16,996)	(709)	(15,707)

Proceeds from revolving lines of credit	1,173,249	450,705	666,209

Payments on revolving lines of credit	(1,003,659)	(599,705)	(400,209)

Payments on long-term debt, other than senior subordinated notes	(2,331)	(1,933)	(28,690)

Proceeds from senior subordinated notes, net of issuance costs	-	196,393	-

Payments on senior subordinated notes	(19,981)	-	-

Proceeds from sale of Class A common stock, net of issuance costs	74,717	-	-

Proceeds from sale of treasury stock	424	5,846	2,075

Purchase of outstanding shares for treasury	(7,387)	(2,674)	(508)

Proceeds from sale of stock held by Stock Employee Compensation Trust	5,593	942	2,930

Purchase of stock held by Stock Employee Compensation Trust	(2,832)	(7,530)	(559)

Excess tax benefits from equity-based payment arrangements	43	1,137	1,147

Other	-	-	(17)

NET CASH PROVIDED BY FINANCING ACTIVITIES	200,840	42,472	226,671

Effect of exchange rate changes on cash	690	1,474	5,160

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,321)	2,958	26,035

Cash and cash equivalents at beginning of year	86,814	83,856	57,821

Cash and cash equivalents at end of year	$81,493	$86,814	$83,856

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

Interest	$39,119	$35,402	$27,627

Income taxes, net of refunds	24,630	50,555	41,066

Non-cash investing and financing activities:

Unsecured notes issued as partial consideration for acquisitions	$13,451	$5,000	$2,850

Equipment acquired through financing	138	72	28

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)

Note 1 - Summary of Significant Accounting Policies
Consolidation: The consolidated financial statements include the accounts of Moog Inc. and all of our U.S. and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year: Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 53 weeks for the year ended October 3, 2009, and 52 weeks for the years ended September 27, 2008 and September 29, 2007. While management believes this affects the comparability of financial statements presented, the impact has not been determined.
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
Percentage of completion method for contracts: Revenue representing 33% of 2009 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominately used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are primarily with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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
Occasionally, it is appropriate to combine or segment contracts. Contracts are combined in those limited circumstances when they are negotiated as a package in the same economic environment with an overall profit margin objective and constitute, in essence, an agreement to do a single project. In such cases, revenue and costs are recognized over the performance period of the combined contracts as if they were one. Contracts are segmented in limited circumstances if the customer had the right to accept separate elements of the contract and the total amount of the proposals on the separate components approximated the amount of the proposal on the entire project. For segmented contracts, revenue and costs are recognized as if they were separate contracts over the performance periods of the individual elements or phases.

Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for 2009, 2008 and 2007.
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
As units are delivered or services are performed: In 2009, 67% of our sales were recognized as units were delivered or as service obligations were satisfied. Revenue is recognized when the risks and rewards of ownership and title to the product are transferred to the customer. When engineering or similar services are performed, revenue is recognized upon completion of the obligation including any delivery of engineering drawings or technical data. This method of revenue recognition is predominately used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity. Profits are recorded as costs are relieved from inventory and charged to cost of sales and as revenue is recognized. Inventory costs include all product-manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations.
Shipping and Handling Costs: Shipping and handling costs are included in cost of sales.
Research and Development: Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation.
Bid and Proposal Costs: Bid and proposal costs are expensed as incurred and classified as selling, general and administrative expenses.
Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2009	2008	2007

Basic weighted-average shares outstanding	42,598,321	42,604,268	42,429,711

Dilutive effect of equity-based awards	308,175	652,620	719,770

Diluted weighted-average shares outstanding	42,906,496	43,256,888	43,149,481

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
Goodwill: We test goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. There were no impairment charges recorded in 2009, 2008 or 2007.
Acquired Intangible Assets: Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. There were no identifiable intangible assets with indefinite lives at October 3, 2009.
Impairment of Long-Lived Assets: Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows. There were no impairment charges recorded in 2009, 2008 or 2007.
Product Warranties: In the ordinary course of business, we warrant our products against defect in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2009	2008	2007

Warranty accrual at beginning of year	$10,015	$7,123	$5,968

Additions from acquisitions	4,436	100	196

Warranties issued during current year	7,456	7,998	7,049

Adjustments to pre-existing warranties	780	(27)	(184)

Reductions for settling warranties	(8,048)	(5,533)	(6,232)

Foreign currency translation	36	354	326

Warranty accrual at end of year	$14,675	$10,015	$7,123

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
We carry derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Our use of derivative instruments is generally limited to cash flow hedges of certain interest rate risks and minimizing foreign currency exposure on foreign currency transactions and intercompany loans.

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (FASB) issued new standards on generally accepted accounting principles as codified in Accounting Standards Codification (ASC) 105-10. The new standard stipulates the FASB ASC is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The new standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have adopted this standard.
In June 2006, the FASB issued new standards on income taxes as codified in ASC 740. This standard clarifies the accounting and reporting for income taxes recognized and prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. We adopted the provisions of this standard on September 30, 2007 and as a result we recognized an increase of $546 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the September 30, 2007 balance of retained earnings.
In September 2006, the FASB issued new standards on fair value measurements as codified in ASC 820-10. This standard establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurement. This standard emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. We adopted this standard at the beginning of 2009.
In September 2006, the FASB issued new standards on defined benefit pension plans as codified in ASC 715. This standard requires entities to recognize an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its balance sheet, with changes in funded status being recognized in comprehensive income in the year in which the changes occur. We have adopted these provisions as of September 29, 2007, the effect of which was to increase retirement liabilities by $42,297, deferred tax assets by $16,409 and accumulated other comprehensive loss by $25,888. There was no impact to net earnings for the year ended September 29, 2007. This standard also requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. We adopted the measurement date provisions of this standard as of September 28, 2008, the effect of which reduced retained earnings by $991 net of deferred taxes of $529, reduced other assets by $430, increased long-term pension and retirement obligations by $867 and increased accumulated other comprehensive income by $142, net of deferred taxes of $81.
In February 2007, the FASB issued new standards on financial instruments as codified in ASC 825-10. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We did not elect the fair value measurement option for any items that are not already required to be measured at fair value. We adopted this standard at the beginning of 2009.
In December 2007, the FASB issued new standards for business combinations as codified in ASC 805-10. The objective of the new standard is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for the acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired or a gain from a bargain purchase. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement will be effective for us at the beginning of 2010. Early adoption of this statement is prohibited. We expect that the adoption of this standard will have a material impact on our consolidated financial statements for future business combinations and we will determine the accounting as new combinations occur.
In December 2007, the FASB issued new standards for consolidation as codified in ASC 810-10. The objective of the new standard is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. The new standard is effective for fiscal years beginning on or after December 15, 2008. This statement will be effective for us at the beginning of 2010. Early adoption of this statement is prohibited. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued new standards on derivatives and hedging as codified in FASB ASC 815-10. The objective of the standard is to amend and expand the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted this standard in 2009.
In April 2008, the FASB issued new standards on intangible assets as codified in ASC 350-30 . The new standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new standard applies to all intangible assets, whether acquired in a business combination or otherwise and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. This statement will be effective for us at the beginning of 2010. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2008, the FASB issued new standards on defined benefit pension plans as codified in ASC 715-20. The new standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures address: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. The new standard is effective for fiscal years ending after December 15, 2009 and are not required for earlier periods presented for comparative purposes. This statement will be effective for us in 2010. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In April 2009, the FASB issued new standards on identifiable assets and liabilities assumed in a business combination as codified in ASC 805-20. The new standard amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The new standard carries forward the requirements in current standards for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with standards codified in ASC 450-10. The new standard is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement will be effective for us at the beginning of 2010. We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements.
In April 2009, the FASB issued new standards on financial instruments as codified in ASC 825-10, which requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. The new standard also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The new standard is effective for interim and annual periods ending after June 15, 2009. We adopted this standard in 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.
In May 2009, the FASB issued new standards on subsequent events as codified in ASC 855-10. The new standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, the new standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. The new standard is effective for fiscal years and interim periods ending after June 15, 2009. We adopted this standard during 2009. The adoption of this standard did not have a material impact on our consolidated financial statements. We have evaluated subsequent events through December 2, 2009, the date this report on Form 10-K was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our consolidated financial statements as a result of our subsequent events evaluation.
In June 2009, the FASB issued new standards on consolidation as codified in ASC 810-10. The new standard amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis. The new standard is effective for fiscal years beginning after November 15, 2009. This statement will be effective for us in 2011. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

Note 2 - Acquisitions and Equity investment
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition. Under purchase accounting, we record assets and liabilities at fair value and such amounts are reflected in the respective captions on the balance sheet. All of the following acquisitions, with the exception of LTi REEnergy GmbH, resulted in goodwill being recorded as a result of the respective purchase price allocations.
On September 25, 2009, we acquired the flight control actuation business of GE Aviation Systems, with operations in Wolverhampton, U.K. The purchase price, net of cash acquired, was $90,464, which was initially financed with funds available under our revolving credit facility. The Wolverhampton flight control business designs and manufactures primary and secondary flight control actuation for a number of commercial and military programs, including high-lift actuation systems for the Boeing 777 and 787 and the Airbus A330 and A380. Sales for the 2008 calendar year were approximately $100,000. This acquisition is included in our Aircraft Controls segment.
On June 4, 2008, we acquired a 40% ownership in LTi REEnergy GmbH, with operations in Germany and China, for cash of $28,288. LTi REEnergy specializes in the design and manufacture of servo controllers as well as complete drive systems for electric rotor blade controls for wind turbines. We accounted for this investment using the equity method of accounting with our net investment reflected in other assets on the balance sheet. Our 40% share of the net earnings through June 1, 2009 was $6,717 and is included in the operating results of our Industrial Systems segment. On June 1, 2009, we acquired the remaining 60% of LTi REEnergy and began to consolidate 100% of the operating results from that date forward. The total purchase price, net of cash acquired, was $72,015. We financed the purchase price with available cash on hand of $12,827, issuance of a $13,451 unsecured note due to the seller in February 2010, $17,449 of assumed debt and the $28,288 cash paid for the 40% investment in 2008. Sales for the twelve months preceding the acquisition of the remaining 60% ownership were approximately $140,000.
On March 2, 2009, we acquired Fernau Avionics Limited, a UK-based company. The purchase price, net of cash acquired, was $45,759, which was financed with credit facility borrowings. Fernau Avionics is a leading supplier of ground-based air navigation systems for military, naval and civil aviation. This acquisition complements our present navigation aids business in the U.S. Sales for the 2008 calendar year were approximately $22,500. This acquisition is included in our Aircraft Controls segment.
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
Our purchase price allocations are substantially complete with the exception of the Wolverhampton flight control business, LTi REEnergy and Fernau. Wolverhampton’s purchase price allocation is based on preliminary estimates of fair values of assets acquired and liabilities assumed. LTi REEnergy’s and Fernau’s purchase price allocations are substantially complete with the exception of other current liabilities.

Note 3 - Receivables
Receivables consist of:

	October 3,	September 27,

	2009	2008

Accounts receivable	$265,271	$234,785

Long-term contract receivables:

Amounts billed	53,458	65,531

Unbilled recoverable costs and accrued profits	222,133	208,894

Total long-term contract receivables	275,591	274,425

Other	10,723	11,500

Total receivables	551,585	520,710

Less allowance for doubtful accounts	(4,014)	(3,349)

Receivables	$547,571	$517,361

Long-term contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts and commercial aircraft and satellite manufacturers. Amounts billed under long-term contracts to the U.S. Government were $18,485 at October 3, 2009 and $17,164 at September 27, 2008. Unbilled recoverable costs and accrued profits under long-term contracts to be billed to the U.S. Government were $11,595 at October 3, 2009 and $9,008 at September 27, 2008. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Approximately two-thirds of unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.
There are no material amounts of claims or unapproved change orders included in the balance sheet. Balances billed but not paid by customers under retainage provisions are not material.
Concentrations of credit risk on receivables are limited to those from significant customers that are believed to be financially sound. Receivables from Boeing were $93,497 at October 3, 2009 and $92,127 at September 27, 2008. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.

Note 4 - Inventories
Inventories, net of reserves, consist of:

	October 3,	September 27,

	2009	2008

Raw materials and purchased parts	$206,414	$150,984

Work in progress	214,021	203,331

Finished goods	63,826	53,980

Inventories	$484,261	$408,295

Note 5 - Property, Plant and Equipment
Property, plant and equipment consists of:

	October 3,	September 27,

	2009	2008

Land	$26,445	$23,269

Buildings and improvements	303,652	263,817

Machinery and equipment	597,055	540,840

Property, plant and equipment, at cost	927,152	827,926

Less accumulated depreciation and amortization	(445,426)	(399,806)

Property, plant and equipment	$481,726	$428,120

Assets under capital leases included in property, plant and equipment are summarized as follows:

	October 3,	September 27,

	2009	2008

Assets under capital leases, at cost	$4,148	$4,168

Less accumulated amortization	(752)	(621)

Net assets under capital leases	$3,396	$3,547

Note 6 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for 2009, 2008 and 2007 are as follows:

		Space and

	Aircraft	Defense	Industrial		Medical

	Controls	Controls	Systems	Components	Devices	Total

Balance at September 30, 2006	$103,826	$49,806	$91,116	$142,740	$63,483	$450,971

Acquisitions	-	17,740	3,489	7,448	47,473	76,150

Adjustments to prior year acquisitions	-	-	63	-	1,126	1,189

Foreign currency translation	72	-	6,797	3,254	-	10,123

Balance at September 29, 2007	103,898	67,546	101,465	153,442	112,082	538,433

Acquisitions	-	12,082	-	8,333	-	20,415

Adjustments to prior year acquisitions	-	2,162	138	197	(117)	2,380

Foreign currency translation	27	-	735	(1,255)	-	(493)

Balance at September 27, 2008	103,925	81,790	102,338	160,717	111,965	560,735

Acquisitions	74,219	25,012	21,027	-	15,024	135,282

Foreign currency translation	2,550	-	790	(1,358)	460	2,442

Balance at October 3, 2009	$180,694	$106,802	$124,155	$159,359	$127,449	$698,459

The components of acquired intangible assets are as follows:

	October 3, 2009		September 27, 2008

	Gross		Gross

	Carrying	Accumulated	Carrying	Accumulated

	Amount	Amortization	Amount	Amortization

Customer-related	$142,555	$(34,748)	$67,246	$(23,506)

Program-related	61,599	(1,475)	-	-

Technology-related	50,698	(15,955)	33,238	(10,650)

Marketing-related	22,616	(10,109)	16,719	(8,543)

Contract-related	3,000	-	-	-

Artistic-related	25	(20)	25	(17)

Acquired intangible assets	$280,493	$(62,307)	$117,228	$(42,716)

The increase in acquired intangible assets since September 27, 2008 is primarily a result of the values assigned in purchase accounting for the gross carrying amount of 2009 acquisitions. We ascribed value to acquired intangible assets of $58,110 for LTi REEnergy, $33,000 for Wolverhampton flight controls, $29,592 for Fernau, $14,244 for Videolarm, $8,061 for Insensys, $6,065 for Aitecs, $4,961 for Ethox and $4,440 for Berkeley.
All acquired intangible assets other than goodwill are being amortized. Customer-related intangible assets primarily consist of customer relationships. Program-related intangibles assets consist of long-term programs. Technology-related intangible assets primarily consist of technology, patents, intellectual property and engineering drawings. Marketing-related intangible assets primarily consist of trademarks, trade names and non-compete agreements. Contract-related intangible assets consist of favorable operating lease terms.
The weighted-average amortization period is nine years for marketing-related and technology-related intangible assets, ten years for customer-related and artistic-related intangible assets, eighteen years for program-related intangible assets and three years for contract-related intangible assets. In total, these intangible assets have a weighted-average life of eleven years. Amortization of acquired intangible assets was $19,734 in 2009, $14,017 in 2008 and $10,657 in 2007. Based on acquired intangible assets recorded at October 3, 2009, amortization is estimated to be $27,563 in 2010, $26,288 in 2011, $25,371 in 2012, $21,831 in 2013 and $19,639 in 2014.

Note 7 - Indebtedness
Long-term debt consists of:

	October 3,	September 27,

	2009	2008

U.S. revolving credit facility	$422,090	$252,500

Other revolving credit facilities and term loans	13,866	8,931

Obligations under capital leases	1,529	1,978

Senior debt	437,485	263,409

6 1/4% senior subordinated notes	187,055	200,072

7 1/4% senior subordinated notes	191,575	200,000

Total long-term debt	816,115	663,481

Less current installments	(1,541)	(1,487)

Long-term debt	$814,574	$661,994

Our U.S. revolving credit facility consists of a $750,000 revolver, which matures on March 14, 2013. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify minimum consolidated net worth and interest coverage and maximum leverage and capital expenditures. We are in compliance with all covenants. Interest on outstanding credit facility borrowings is 2.6% and based on LIBOR plus the applicable margin, which was 225 basis points at October 3, 2009.
In addition to our U.S. revolving credit facility, we maintain short-term credit facilities with banks throughout the world. These credit facilities are principally demand lines subject to revision by the banks. At October 3, 2009, we had $353,449 of unused borrowing capacity, including $314,964 from the U.S. credit facility. Commitment fees are charged on some of these arrangements and on the U.S. credit facility based on a percentage of the unused amounts available and are not material.
Other revolving credit facilities and term loans and obligations under capital leases at October 3, 2009 consist of financing provided by various banks and lenders to certain subsidiaries. These loans and capital leases are being repaid through 2016 and carry interest rates ranging from 2% to 17%.
We have outstanding $187,000 aggregate principal amount of 6 1/4% senior subordinated notes due January 15, 2015, a portion of which were sold at amounts in excess of par. Interest is paid semiannually on January 15 and July 15 of each year. On June 2, 2008 we completed the sale of $200,000 aggregate principal amount of senior subordinated notes due June 15, 2018 with a coupon interest rate of 7 1/4%, with interest paid semiannually on June 15 and December 15 of each year. The net proceeds of $196,393 were used to repay indebtedness under our U.S. credit facility, thereby increasing the unused portion of the credit facility. We purchased $13,000 of the 6 1/4% senior subordinated notes and $8,425 of the 7 1/4% senior subordinated notes in 2009, which resulted in a recognized gain of $1,444. Both the 6 1/4% and 7 1/4% senior subordinated notes are unsecured, general obligations, subordinated in right of payment to all existing and future senior indebtedness and contain normal incurrence-based covenants.
Maturities of long-term debt are $1,541 in 2010, $7,585 in 2011, $1,701 in 2012, $425,728 in 2013, $180 in 2014 and $379,380 thereafter.
At October 3, 2009, we had pledged assets with a net book value of $1,196,365 as security for long-term debt.
Our only financial instrument for which the carrying value at times differs from its fair value is long-term debt. At October 3, 2009, the fair value of long-term debt was $794,794 compared to its carrying value of $816,115. The fair value of long-term debt was estimated based on quoted market prices.

Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At October 3, 2009, we had interest rate swaps with notional amounts totaling $75,000. Based on the applicable margin at October 3, 2009, the interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 6.4% through their maturities in 2010, at which time the interest will revert back to variable rates based on LIBOR plus the applicable margin.
We use foreign currency forward contracts to effectively fix the exchange rates on future payments and, to a much lesser extent, receipts. Essentially all of these foreign currency forwards are designated as cash flow hedges. To mitigate exposure in movements between various currencies, primarily the British pound, Philippine peso and euro, we had outstanding foreign currency forwards with notional amounts of $38,547 at October 3, 2009. These contracts mature at various times through the second quarter of 2011.
These interest rate swaps and foreign currency forwards are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2009, 2008 or 2007.
Activity in Accumulated Other Comprehensive Income (Loss) (AOCI) related to these derivatives during 2009 is summarized below:

	Pre-tax	Income	After-tax

	Amount	Tax	Amount

Balance at September 27, 2008	$(818)	$309	$(509)

Net decrease in fair value of derivatives	(826)	279	(547)

Net reclassification from AOCI into earnings	1,382	(515)	867

Accumulated loss at October 3, 2009	$(262)	$73	$(189)

Activity and classification of derivatives for the year ended October 3, 2009 are as follows:

		Net

		reclassification	Net deferral in

		from AOCI into	AOCI of

	Classification of net gain (loss)	earnings	derivatives

	recognized in earnings	(effective portion)	(effective portion)

Interest rate swaps	Interest expense	$(1,876)	$(1,312)

Foreign currency forwards	Net sales	(70)	(39)

Foreign currency forwards	Cost of sales	519	525

Net (loss)		$(1,427)	$(826)

Derivatives not designated as hedging instruments
We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of earnings. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of $163,834 at October 3, 2009. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded a net loss of $6,442 in 2009 on the foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances.
We have various purchase and sales contracts that are denominated in currencies that are not the functional currency of either our operating unit or the vendor or customer, thereby creating embedded derivatives. The total notional amount of these contracts was $21,008 at October 3, 2009. These contracts mature at various times through 2016.
Summary of derivatives
The fair value and classification of derivatives on the consolidated balance sheet as of October 3, 2009 is summarized as follows:

	Other current		Other accrued	Other long-term

	assets	Other assets	liabilities	liabilities

Derivatives designated as hedging instruments:

Foreign currency forwards	$305	$-	$211	$102

Interest rate swaps	-	-	735	-

	$305	$-	$946	$102

Derivatives not designated as hedging instruments:

Foreign currency forwards	$1,728	$-	$1,607	$-

Embedded derivatives	238	372	583	653

	$1,966	$372	$2,190	$653

At September 27, 2008, the fair value of interest rate swaps was a net $976 liability, most of which is included in other accrued liabilities. The fair value of foreign currency forwards not designated as hedging instruments was a $390 liability, which was included in other accrued liabilities.
Note 9 - Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. The definition of the fair value hierarchy is as follows:
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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of October 3, 2009:

	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards and embedded derivatives	Other current assets	$-	$2,271	$-	$2,271

Foreign currency forwards and embedded derivatives	Other assets	-	372	-	372

Foreign currency forwards and embedded derivatives	Other accrued liabilities	-	(2,401)	-	(2,401)

Foreign currency forwards and embedded derivatives	Other long-term liabilities	-	(755)	-	(755)

Interest rate swaps	Other accrued liabilities	-	(735)	-	(735)

Net fair value		$-	$(1,248)	$-	$(1,248)

Note 10 - Restructuring
We have initiated restructuring plans to better align our cost structure with lower sales activity associated with the global recession. The restructuring actions taken have or will result in workforce reductions, primarily in the U.S., the Philippines and Europe.
Restructuring expense for 2009 by segment is as follows:

Severance

Aircraft Controls	$4,940

Space and Defense Controls	59

Industrial Systems	9,695

Components	84

Medical Devices	289

Total	$15,067

Restructuring activity for 2009 is as follows:

Severance

Charged to expense	$15,067

Cash payments	(3,892)

Reserve established for acquired businesses	2,750

Foreign currency translation	407

Balance at end of period	$14,332

Payments related to these severance benefits are expected to be paid in full by the end of 2010. We are continuing to evaluate additional restructuring plans.

Note 11 - Employee Benefit Plans
We maintain multiple employee benefit plans, covering employees at certain locations.
As a result of workforce reductions, we recognized curtailments in two of our non-U.S. pension plans in 2009. The reductions in expected future service for the two plans were 21% and 28%. We recognized a $53 curtailment loss in 2009 and remeasured both the obligation and plan assets for both plans. In addition, we recognized a settlement loss of $283 in another non-US plan as a result of workforce reductions.
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
As a result of the employee elections, there was an 18% reduction in expected future service to be considered in calculating future benefits under the pension plan. We recognized a $70 curtailment loss in 2008 and remeasured both our obligation and plan assets.
The RSP includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the RSP can acquire our stock at market value, with Moog providing a 25% share match in 2007 and prior years. Beginning in 2008, we match 25% of the first 2% of eligible compensation contributed to any investment selection. Shares are allocated and compensation expense is recognized as the employer share match is earned. At October 3, 2009, the participants in the RSP owned 929,841 Class A shares and 2,304,135 Class B shares.

Measurement dates through 2008 were on August 31. Beginning in 2009, the measurement date is as of our year end. The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans for 2009 and 2008 are as follows:

	U.S. Plans		Non-U.S. Plans

	2009	2008	2009	2008

Change in projected benefit obligation:

Projected benefit obligation at prior year measurement date	$359,354	$382,231	$107,204	$108,104

Service cost	13,976	16,287	3,485	3,940

Interest cost	25,529	23,623	5,747	5,806

Contributions by plan participants	-	-	728	731

Actuarial losses (gains)	74,490	(44,384)	(2,951)	(7,428)

Measurement date changes	3,292	-	736	-

Foreign currency exchange impact	-	-	(2,548)	(1,172)

Benefits paid from plan assets	(15,957)	(11,789)	(842)	(980)

Benefits paid by Moog	(831)	(775)	(1,727)	(1,797)

Plan settlements	-	-	(977)	-

Curtailments	-	(5,839)	(362)	-

Acquisition	-	-	130	-

Projected benefit obligation at measurement date	$459,853	$359,354	$108,623	$107,204

Change in plan assets:

Fair value of assets at prior year measurement date	$336,684	$375,388	$56,074	$55,897

Actual return on plan assets	(39,169)	(27,079)	2,817	(2,916)

Employer contributions	30,123	164	6,302	5,476

Contributions by plan participants	-	-	728	731

Benefits paid	(15,957)	(11,789)	(842)	(980)

Plan settlements	-	-	(977)	-

Measurement date changes	2,660	-	(104)	-

Foreign currency exchange impact	-	-	(1,855)	(2,134)

Fair value of assets at measurement date	$314,341	$336,684	$62,143	$56,074

Funded status	$(145,512)	$(22,670)	$(46,480)	$(51,130)

Contributions made after the measurement date	-	6,000	-	1,416

Amount recognized in assets and liabilities	$(145,512)	$(16,670)	$(46,480)	$(49,714)

Amount recognized in assets and liabilities:

Prepaid benefit cost - current	$-	$6,000	$-	$1,416

Other assets - non-current	94	8,325	4,960	405

Accrued and long-term pension liabilities	(145,606)	(30,995)	(51,440)	(51,535)

Amount recognized in assets and liabilities	$(145,512)	$(16,670)	$(46,480)	$(49,714)

Amount recognized in accumulated other comprehensive loss, before taxes:

Prior service cost (credit)	$264	$584	$(425)	$(324)

Actuarial losses	186,586	41,918	2,000	5,989

Amount recognized in accumulated other comprehensive loss, before taxes	$186,850	$42,502	$1,575	$5,665

Plan assets at October 3, 2009 consisted primarily of publicly traded stocks, bonds, mutual funds and $33,977 in our stock based on quoted market prices. Our stock included in plan assets consisted of 149,022 shares of Class A common stock and 1,001,034 shares of Class B common stock. Our funding policy is to contribute at least the amount required by law in the respective countries.
The total accumulated benefit obligation as of the measurement date for all defined benefit pension plans was $510,944 in 2009 and $421,577 in 2008. At the measurement date in 2009, four of our plans had fair values of plan assets totaling $27,415, which exceeded their accumulated benefit obligations of $20,202. At the measurement date in 2008, three of our plans had fair values of plan assets totaling $344,851, which exceeded their accumulated benefit obligations of $305,067. The following table provides aggregate information for the other pension plans, which have projected benefit obligations or accumulated benefit obligations in excess of plan assets:

	October 3,	September 27,

	2009	2008

Projected benefit obligation	$546,116	$130,439

Accumulated benefit obligation	490,742	116,510

Fair value of plan assets	349,069	47,907

Weighted-average assumptions used to determine benefit obligations as of the measurement dates and weighted-average assumptions used to determine net periodic benefit cost for 2009, 2008 and 2007 are as follows:

	U.S. Plans			Non-U.S. Plans

	2009	2008	2007	2009	2008	2007

Assumptions for net periodic benefit cost:

Discount rate	7.3%	6.2%*	6.0%	6.0%	5.3%	4.8%

Return on assets	8.9%	8.9%	8.9%	6.5%	6.2%	5.9%

Rate of compensation increase	5.3%	4.1%	3.3%	3.5%	3.4%	3.4%

Assumptions for benefit obligations:

Discount rate	6.0%	7.3%	6.3%	5.8%	6.0%	5.3%

Rate of compensation increase	4.1%	4.1%	4.1%	3.3%	3.5%	3.4%

*	As a result of the plan curtailment on the qualified plan, the discount rate used for determining expense from April 1, 2008 to August 31, 2008 was 6.0%. This was changed from the 6.3% rate that was used in the first part of the year.
Pension expense for all plans for 2009, 2008 and 2007, including costs for various defined contribution plans, was as follows:

	U.S. Plans			Non-U.S. Plans

	2009	2008	2007	2009	2008	2007

Service cost	$13,977	$16,287	$15,071	$3,485	$3,940	$3,760

Interest cost	25,529	23,623	20,825	5,747	5,806	4,969

Expected return on plan assets	(31,924)	(30,122)	(25,493)	(3,480)	(3,637)	(2,902)

Amortization of prior service cost (credit)	295	973	1,093	(44)	(40)	(37)

Amortization of actuarial loss	844	3,090	4,532	466	324	835

Settlement loss	-	-	-	283	-	-

Curtailment loss	-	70	-	53	-	-

Pension expense for defined benefit plans	8,721	13,921	16,028	6,510	6,393	6,625

Pension expense for defined contribution plans	6,417	3,029	1,632	1,915	2,054	1,628

Total pension expense	$15,138	$16,950	$17,660	$8,425	$8,447	$8,253

The estimated net prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for pension plans in 2010 are $149 and $5,467, respectively.
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

	U.S. Plans			Non-U.S. Plans

		2009	2008		2009	2008

	Target	Actual	Actual	Target	Actual	Actual

Asset Category:

Equity	40% - 85%	78%	80%	40% - 60%	45%	51%

Debt	15% - 30%	22%	20%	40% - 60%	53%	44%

Real estate and other	0% - 30%	0%	0%	0% - 10%	2%	5%

Benefits expected to be paid to the participants of the U.S. plans are $17,488 in 2010, $19,019 in 2011, $20,231 in 2012, $21,508 in 2013, $22,706 in 2014 and $135,261 for the five years thereafter. Benefits expected to be paid to the participants of the non-U.S. plans are $3,240 in 2010, $3,342 in 2011, $3,978 in 2012, $4,032 in 2013, $4,617 in 2014 and $35,009 for the five years thereafter.
We presently anticipate contributing approximately $24,000 to the U.S. plans and $4,874 to the non-U.S. plans in 2010.
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $8,500, $20,050 and $17,800 in 2009, 2008 and 2007, respectively.
We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The transition obligation is being expensed over 20 years through 2013. The changes in the accumulated benefit obligation of this unfunded plan for 2009 and 2008 are shown in the following table.

	October 3,	September 27

	2009	2008

Change in Accumulated Postretirement Benefit Obligation (APBO):

APBO at prior year measurement date	$20,139	$20,627

Service cost	417	428

Interest cost	1,366	1,249

Contributions by plan participants	1,358	1,648

Benefits paid	(3,245)	(3,501)

Measurement date changes	149	-

Actuarial losses (gains)	4,756	(446)

Retiree drug subsidy receipts	137	134

APBO at measurement date	$25,077	$20,139

Funded status	$(25,077)	$(20,139)

Accrued postretirement benefit liability	$(25,077)	$(20,139)

Amount recognized in accumulated other comprehensive loss, before taxes:

Transition obligation	$1,544	$1,973

Prior service cost	215	504

Actuarial losses	9,946	5,605

Amount recognized in accumulated other comprehensive loss, before taxes	$11,705	$8,082

The cost of the postretirement benefit plan is as follows:

	2009	2008	2007

Service cost	$417	$428	$401
Interest cost	1,366	1,249	1,204
Amortization of transition obligation	394	394	394
Amortization of prior service cost	267	286	286
Amortization of actuarial loss	385	447	521

Net periodic postretirement benefit cost	$2,829	$2,804	$2,806

The estimated transition obligation, prior service cost and actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost in 2010 are $394, $215 and $841, respectively.
As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 5.5% in 2009, 7.0% in 2008 and 6.3% in 2007. As of the measurement date, the assumed discount rate used in the accounting for the net periodic postretirement benefit cost was 7.0% in 2009, 6.3% in 2008 and 6.0% in 2007.
For measurement purposes, a 8%, 7% and 9% annual per capita rate of increase of medical and drug costs before age 65, medical costs after age 65 and drug costs after age 65, respectively, were assumed for 2010, all gradually decreasing to 5% for 2018 and years thereafter. A one percentage point increase in this rate would increase our accumulated postretirement benefit obligation as of the measurement date in 2009 by $1,418, while a one percentage point decrease in this rate would decrease our accumulated postretirement benefit obligation by $1,293. A one percentage point increase or decrease in this rate would not have a material effect on the total service cost and interest cost components of the net periodic postretirement benefit cost.

Note 12 - Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2009	2008	2007

Earnings before income taxes:

Domestic	$57,320	$76,714	82,968

Foreign	51,640	92,400	60,529

Eliminations	1,601	(1,079)	254

Total	$110,561	$168,035	$143,751

Computed expected tax expense	$38,696	$58,812	$50,313

Increase (decrease) in income taxes resulting from:

Foreign tax rates	(6,301)	(2,306)	(3,413)

Export and manufacturing incentives	(1,190)	(1,400)	(2,140)

State taxes, net of federal benefit	1,989	1,850	2,442

Change in enacted tax rates	-	(794)	863

Foreign and R&D tax credits	(9,510)	(6,971)	(4,860)

Change in valuation allowance for deferred taxes	1,630	(336)	(656)

Other	202	112	266

Income taxes	$25,516	$48,967	$42,815

Effective income tax rate	23.1%	29.1%	29.8%

At October 3, 2009, various subsidiaries had tax benefit carryforwards totaling $33,842. These tax benefits carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries. The change in the valuation allowance relates to tax benefit carryforwards and state investment tax credits reflecting recent and projected financial performance, tax planning strategies and statutory tax carryforward periods.
No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($372,821 at October 3, 2009) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to us.
The components of income taxes are as follows:

	2009	2008	2007

Current:

Federal	$(3,496)	$23,291	$21,365

Foreign	13,464	28,017	18,277

State	2,218	3,357	3,718

Total current	12,186	54,665	43,360

Deferred:

Federal	14,487	(3,977)	238

Foreign	(1,999)	(1,211)	(822)

State	842	(510)	39

Total deferred	13,330	(5,698)	(545)

Income taxes	$25,516	$48,967	$42,815

Realization of deferred tax assets is dependent, in part, upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making its assessment of the recoverability of deferred tax assets.

The tax effects of temporary differences that generated deferred tax assets and liabilities are detailed in the following table.

	October 3,	September 27,

	2009	2008

Deferred tax assets:

Benefit accruals	$121,072	$56,827

Contract loss reserves not currently deductible	16,137	6,886

Tax benefit carryforwards	14,274	10,670

Inventory	24,186	17,330

Other accrued expenses	8,731	8,781

Total gross deferred tax assets	184,400	100,494

Less valuation allowance	(9,476)	(7,957)

Total net deferred tax assets	174,924	92,537

Deferred tax liabilities:

Differences in bases and depreciation of property, plant and equipment	139,855	100,191

Foreign currency	2,527	-

Pension	30,550	17,778

Other	1,470	475

Total gross deferred tax liabilities	174,402	118,444

Net deferred tax assets (liabilities)	$522	$(25,907)

Net deferred tax assets and liabilities are included in the balance sheet as follows:

	October 3,	September 27,

	2009	2008

Current assets	$73,673	$53,102

Other assets	6,270	6,062

Other accrued liabilities	(2,511)	(4,317)

Long-term liabilities	(76,910)	(80,754)

Net deferred tax assets (liabilities)	$522	$(25,907)

We have unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	October 3,	September 27,

	2009	2008

Balance at beginning of year	$7,630	$1,264

Increases as a result of tax positions for prior years	1,134	4,370

Increases as a result of tax positions for current year	3,745	2,133

Reductions as a result of lapse of statue of limitations	(1,560)	(137)

Settlement of tax positions	(788)	-

Unrecognized tax benefits as of October 3, 2009	$10,161	$7,630

We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2006. The statute of limitations in several jurisdictions will expire in the next twelve months and we have unrecognized tax benefits of $1,240, which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.

We accrue interest and penalties related to unrecognized tax benefits to income tax expense for all periods presented. We accrued $924 for the payment of interest and penalties at September 27, 2008. We expensed an additional $674 of interest for the year ended October 3, 2009 and have $1,052 of accrued interest and penalties at October 3, 2009.
Note 13 - Shareholders’ Equity
Class A and Class B common stock share equally in our earnings, and are identical with certain exceptions. Other than on matters relating to the election of directors or as required by law where the holders of Class A and Class B shares vote as separate classes, Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 2,850 in 2009, 53,967 in 2008 and 69,027 in 2007.
Class A shares reserved for issuance at October 3, 2009 are as follows:

Shares

Conversion of Class B to Class A shares	7,808,340
2008 Stock Appreciation Rights Plan	2,000,000
2003 Stock Option Plan	1,173,834
1998 Stock Option Plan	539,244

Class A shares reserved for issuance	11,521,418

On October 2, 2009, we completed the offering and sale of 2,675,000 shares of Class A common stock at a price of $29.50 per share. We used the net proceeds of $74,717 to repay a portion of the indebtedness incurred under our revolving bank credit facility to acquire the Wolverhampton flight control business.
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

Note 14 - Equity-Based Compensation
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
The fair value of equity-based awards granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the options was $14.26 and $12.32 for options granted during 2008 and 2007, respectively. No options were granted in 2009. The weighted-average fair value of the SARs was $13.78 and $16.89 for those awarded in 2009 and 2008. The following table provides the range of assumptions used to value equity-based awards granted during 2009, 2008 and 2007.

	2009	2008	2007

Expected volatility	34% - 35%	27% - 32%	27% - 32%
Risk-free rate	1.8% - 3.6%	2.5% - 3.7%	4.5% - 4.6%
Expected dividends	0%	0%	0%
Expected term	3-7 years	3-7 years	3-7 years

To determine expected volatility, we use historical volatility based on weekly closing prices of our Class A common stock over periods that correlate with the expected terms of the awards granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate term of the awards granted. Expected dividends are based on our history and expectation of dividend payouts. The expected term of equity-based awards is based on vesting schedules, expected exercise patterns and contractual terms.
The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A common stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A common stock. Under the terms of the plans, options may be either incentive or non-qualified. Options issued as of October 3, 2009 consisted of both incentive options and non-qualified options. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. Options become exercisable over periods not exceeding ten years.
Shares under options are as follows:

		Weighted-	Weighted-

		Average	Average	Aggregate

	Stock	Exercise	Remaining	Intrinsic

1998 Stock Option Plan	Options	Price	Contractual Life	Value

Outstanding at September 30, 2006	1,021,976	$11.30

Exercised in 2007	(172,645)	9.95

Outstanding at September 29, 2007	849,331	11.58

Exercised in 2008	(261,150)	10.69

Outstanding at September 27, 2008	588,181	11.97

Exercised in 2009	(48,937)	8.67

Outstanding at October 3, 2009	539,244	$12.27	2.6 years	$8,524

Exercisable at October 3, 2009	356,417	$10.67	2.2 years	$6,207

		Weighted-	Weighted-

		Average	Average	Aggregate

	Stock	Exercise	Remaining	Intrinsic

2003 Stock Option Plan	Options	Price	Contractual Life	Value

Outstanding at September 30, 2006	760,738	$27.49

Granted in 2007	260,516	36.67

Exercised in 2007	(12,787)	28.01

Outstanding at September 29, 2007	1,008,467	29.86

Granted in 2008	266,054	42.46

Exercised in 2008	(102,629)	29.31

Outstanding at September 27, 2008	1,171,892	32.73

Forfeited in 2009	(22,500)	28.01

Outstanding at October 3, 2009	1,149,392	$32.82	6.4 years	$614

Exercisable at October 3, 2009	220,934	$28.42	5.4 years	$218

Total Stock Option Plans

Outstanding at October 3, 2009	1,688,636	$26.26

Exercisable at October 3, 2009	577,351	$17.46

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of Class A common stock of $28.08 as of October 3, 2009. That value would have been effectively received by the option holders had all option holders exercised their options as of that date. The intrinsic value of options exercised in the 1998 Plan during 2009, 2008 and 2007 was $1,140, $8,731 and $5,070, respectively. The intrinsic value of options exercised in the 2003 Plan during 2009, 2008, and 2007 was $0, $1,588, and $164, respectively.
The total fair value of shares in the 1998 Plan that vested during 2009, 2008 and 2007 was $208, $753 and $601, respectively. The total fair value of shares in the 2003 Plan that vested during 2009, 2008 and 2007 was $783, $1,391 and $755, respectively.
As of October 3, 2009, total unvested compensation expense associated with stock options amounted to $4,265 and will be recognized over a weighted-average period of two years.
On January 9, 2008, shareholders approved the 2008 Stock Appreciation Rights Plan. The 2008 Stock Appreciation Rights Plan authorizes the issuance of 2,000,000 SARs, which represent the right to receive shares of Class A common stock. The exercise price of the SARs, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. The number of shares received upon exercise of a SAR is equal in value to the difference between the fair market value of the Class A common stock on the exercise date and the exercise price of the SAR. The term of a SAR may not exceed ten years from the grant date. Activity under the SAR plan is as follows:

		Weighted-	Weighted-

		Average	Average	Aggregate

		Exercise	Remaining	Intrinsic

2008 Stock Appreciation Rights Plan	SARs	Price	Contractual Life	Value

Granted in 2008	108,000	$43.42

Outstanding at September 27, 2008	108,000	43.42

Granted in 2009	384,500	35.12

Forfeited in 2009	(4,000)	43.42

Outstanding at October 3, 2009	488,500	$36.89	8.9 years	$-

Exercisable at October 3, 2009	45,516	$42.42	6.7 years	$-

The weighted-average grant-date fair value of the SARs granted during the year ended October 3, 2009 was $13.78. No SARs were exercised during 2009 and 2008.
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of Class A common stock of $28.08 as of October 3, 2009. That value would have been effectively received by the SAR holders had all SAR holders exercised their SARs as of that date. The total fair value of SARs that vested during 2009 and 2008 was $648 and $140, respectively. As of October 3, 2009, total unvested compensation expense associated with SARs amounted to $3,162 and will be recognized over a weighted-average period of one year.
Note 15 - Stock Employee Compensation Trust
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
Note 16 - Other Comprehensive Income (Loss)
Other comprehensive income (loss), net of tax, consists of:

	2009	2008	2007

Accumulated income (loss) on derivatives adjustment:

Net (decrease) increase in fair value of derivatives, net of taxes of $(279) in 2009, $(497) in 2008 and $1 in 2007	$(547)	$(796)	$1

Net reclassification from accumulated other comprehensive income into earnings, net of taxes of $515 in 2009, $187 in 2008 and $(54) in 2007	867	287	(87)

Accumulated income (loss) on derivatives adjustment	320	(509)	(86)

Foreign currency translation adjustment	(1,073)	(2,854)	29,047

Retirement liability adjustment, net of taxes of $(55,204) in 2009, $825 in 2008 and $933 in 2007	(89,062)	(357)	1,929

Other comprehensive (loss) income	$(89,815)	$(3,720)	$30,890

Accumulated other comprehensive income, net of tax, consists of:

	October 3,	September 27,

	2009	2008

Accumulated loss on derivatives	$(189)	$(509)

Accumulated foreign currency translation	43,722	44,795

Accumulated retirement liability	(124,359)	(35,439)

Accumulated other comprehensive (loss) income	$(80,826)	$8,847

Note 17 - Segments
Aircraft Controls. We design, manufacture and integrate primary and secondary flight controls for military and commercial aircraft and provide aftermarket support. Our systems are used in large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft. We also supply ground-based navigational aids. We are well positioned on both development and production programs. Typically, development programs require concentrated periods of research and development by our engineering teams and involve design, development, testing and integration. We are currently working on several large development programs including the F-35 Joint Strike Fighter, Boeing 787 Dreamliner, Boeing’s extended range 747-8, Airbus A350XWB and several business jet programs. The F-35 is in the flight test phase and recently entered low rate initial production. The 787 program began design and development in 2004 and is beginning to transition to production. The first flight of the 787 is currently scheduled for the end of calendar year 2009 with Boeing’s initial aircraft delivery to occur by the end of calendar year 2010. The Airbus A350XWB is in early stage development with entry into service planned for 2013. Production programs are generally long-term manufacturing efforts that extend for as long as the aircraft builder receives new orders. Our large military production programs include the F/A-18E/F Super Hornet, the V-22 Osprey tiltrotor, the Black Hawk/Seahawk helicopter and the F-15 Eagle. Our large commercial production programs include the full line of Boeing 7-series aircraft, Airbus A330/340 and a variety of business jets. Aftermarket sales, which represented 33% of 2009 sales for this segment, consist of the maintenance, repair, overhaul and parts supply for both military and commercial aircraft. Further, both our military and commercial customers throughout the world carry spares inventory in order to minimize down time.
Space and Defense Controls. Space and Defense Controls provides controls for satellites and space vehicles, armored combat vehicles, launch vehicles, tactical and strategic missiles, homeland security and other defense applications. For commercial and military satellites, we design, manufacture and integrate steering and propulsion controls and controls for positioning antennae and deploying solar panels. The Atlas, Delta and Ariane launch vehicle programs and the Space Shuttle use our steering and propulsion controls. We are also developing products for the Ares I launch vehicle and Orion crew vehicle on the Constellation Program, NASA’s replacement for the Space Shuttle. We supplied couplings, valves and actuators for the International Space Station. We design and build steering and propulsion controls for tactical and strategic missile programs, including VT-1, Hellfire, TOW, Trident and Minuteman. We supply valves and steering controls on the U.S. National Missile Defense development initiative. We design and manufacture systems for gun aiming, stabilization, automatic ammunition loading and driver vision enhancement on armored combat vehicles for a variety of international and U.S. customers. We also provide sensor and surveillance systems for the homeland security market.
Industrial Systems. Industrial Systems serves a global customer base across a variety of markets. Historically, our major markets have included plastics making machinery, simulation, power generation, test, metal forming and heavy industry. Recent acquisitions have allowed us to target wind energy as a new market. For the plastics making machinery market, we design, manufacture and integrate systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. We supply electromechanical motion simulation bases for the flight simulation and training markets. In the power generation market, we design, manufacture and integrate complete control assemblies for fuel, steam and variable geometry control applications that include wind turbines. For the test markets, we supply controls for automotive, structural and fatigue testing. Metal forming markets use our systems to provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses our high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. Other markets include oil exploration, material handling, auto racing, carpet tufting, paper and lumber mills. For wind energy, we make electric rotor blade pitch controls and blade monitoring systems for wind turbines.
Components. The Components segment serves many of the same markets as our other segments. The Components segment’s three largest product categories are slip rings, fiber optic rotary joints and motors. Slip rings and fiber optic rotary joints use sliding contacts and optical technology to allow unimpeded rotation while delivering power and data through a rotating interface. They come in a range of sizes that allow them to be used in many applications, including diagnostic imaging CT scan medical equipment featuring high-speed data communications, de-icing and data transfer for rotorcraft, forward-looking infrared camera installations, radar pedestals, surveillance cameras and remotely operated vehicles for offshore oil exploration. Our motors are used in an equally broad range of markets, many of which are the same as for slip rings. Components designs and manufactures a series of miniature brushless motors that provide extremely low noise and reliable long life operation, with the largest market being sleep apnea equipment. Industrial markets use our motors for material handling and electric pumps. Military applications use our motors for gimbals, missiles and radar pedestals. Components’ other product lines include electromechanical actuators for military, aerospace and commercial applications, fiber optic modems that provide electrical-to-optical conversion of communication and data signals, avionic instrumentation, optical switches and resolvers.

Medical Devices. This segment operates within four medical devices market areas: infusion therapy, enteral clinical nutrition, sensors and surgical handpieces. For infusion therapy, our primary products are electronic ambulatory infusion pumps along with the necessary administration sets as well as disposable infusion pumps. Applications of these products include hydration, nutrition, patient-controlled analgesia, local anesthesia, chemotherapy and antibiotics. We manufacture and distribute a complete line of portable pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for patients in their own homes, hospitals and long-term care facilities. We manufacture and distribute ultrasonic and optical sensors used to detect air bubbles in infusion pump lines and ensure accurate fluid delivery. Our surgical handpieces are used to safely fragment and aspirate tissue in common medical procedures such as cataract removal.

Segment information for the years ended 2009, 2008 and 2007 and reconciliations to consolidated amounts are as follows:

	2009	2008	2007

Net sales:

Aircraft Controls	$663,463	$672,930	$586,558

Space and Defense Controls	274,501	253,266	184,737

Industrial Systems	454,629	532,098	435,673

Components	345,509	340,941	283,282

Medical Devices	110,816	103,431	67,849

Net sales	$1,848,918	$1,902,666	$1,558,099

Operating profit (loss) and margins:

Aircraft Controls	$52,349	$54,979	$61,198

	7.9%	8.2%	10.4%

Space and Defense Controls	40,018	29,261	24,211

	14.6%	11.6%	13.1%

Industrial Systems	30,797	73,467	57,470

	6.8%	13.8%	13.2%

Components	55,671	60,644	44,530

	16.1%	17.8%	15.7%

Medical Devices	(7,425)	9,062	6,931

	(6.7% )	8.8%	10.2%

Total operating profit	171,410	227,413	194,340

	9.3%	12.0%	12.5%

Deductions from operating profit:

Interest expense	(39,321)	(37,739)	(29,538)

Equity-based compensation expense	(5,682)	(4,551)	(3,299)

Corporate and other expenses, net	(15,846)	(17,088)	(17,752)

Earnings before income taxes	$110,561	$168,035	$143,751

Depreciation and amortization:

Aircraft Controls	$28,979	$21,604	$17,385

Space and Defense Controls	9,072	8,361	5,497

Industrial Systems	19,644	17,090	15,767

Components	7,706	7,889	6,554

Medical Devices	9,333	7,426	6,157

	74,734	62,370	51,360

Corporate	1,650	1,006	733

Total depreciation and amortization	$76,384	$63,376	$52,093

Identifiable assets:

Aircraft Controls	$998,048	$771,534	$668,287

Space and Defense Controls	309,958	251,019	228,279

Industrial Systems	692,348	614,824	551,060

Components	362,022	354,911	314,538

Medical Devices	238,378	198,418	203,827

	2,600,754	2,190,706	1,965,991

Corporate	33,563	36,541	40,188

Total assets	$2,634,317	$2,227,247	$2,006,179

Capital expenditures:

Aircraft Controls	$28,035	$48,122	$59,507

Space and Defense Controls	14,103	11,069	7,246

Industrial Systems	20,643	23,290	21,276

Components	10,653	6,853	7,556

Medical Devices	8,392	2,499	1,403

Total capital expenditures	$81,826	$91,833	$96,988

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.
Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2009	2008	2007

Net sales:
United States	$1,118,178	$1,106,647	$886,149
Germany	98,718	118,116	97,124
Japan	93,025	79,504	60,861
United Kingdom	62,658	90,974	83,970
Other	476,339	507,425	429,995

Net sales	$1,848,918	$1,902,666	$1,558,099

Property, plant and equipment, net:
United States	$264,243	$237,376	$221,813
Philippines	82,465	77,011	55,953
Germany	30,256	32,702	32,981
United Kingdom	29,151	11,036	10,791
Other	75,611	69,995	65,275

Property, plant and equipment, net	$481,726	$428,120	$386,813

Sales to Boeing were less than 10% of sales in 2009 and 2008. Sales to Boeing were $158,471, or 10%, of 2007 sales, including sales to Boeing Commercial Airplanes of $82,851. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing, were $705,145, $618,118 and $461,948 in 2009, 2008 and 2007, respectively. Sales to Boeing and the U.S. Government and its prime- or sub-contractors are made primarily from the Aircraft Controls and Space and Defense Controls segments.
Note 18 - Commitments and Contingencies
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
We lease certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $24,044 in 2009, $22,916 in 2008 and $20,921 in 2007. Future minimum rental payments required under noncancelable operating leases are $19,533 in 2010, $17,969 in 2011, $13,882 in 2012, $10,600 in 2013, $8,221 in 2014 and $19,100 thereafter.
We are contingently liable for $12,946 of standby letters of credit issued by a bank to third parties on our behalf at October 3, 2009. Purchase commitments outstanding at October 3, 2009 are $516,221, including $6,701 for property, plant and equipment.

Note 19 - Quarterly Data - Unaudited
Net Sales and Earnings

	1st	2nd	3rd	4th
2009	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$446,088	$453,335	$445,160	$504,335	$1,848,918
Gross profit	137,848	135,772	125,750	137,930	537,300
Net earnings	30,270	23,692	15,896	15,187	85,045
Net earnings per share:
Basic	$.71	$.56	$.37	$.36	$2.00
Diluted	$.70	$.55	$.37	$.35	$1.98

	1st	2nd	3rd	4th
2008	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$446,407	$468,838	$496,575	$490,846	$1,902,666
Gross profit	147,630	149,635	158,491	153,458	609,214
Net earnings	27,675	28,628	31,111	31,654	119,068
Net earnings per share:
Basic	$.65	$.67	$.73	$.74	$2.79
Diluted	$.64	$.66	$.72	$.73	$2.75

Note: Quarterly amounts may not add to the total due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors of Moog Inc.
We have audited the accompanying consolidated balance sheets of Moog Inc. as of October 3, 2009 and September 27, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended October 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moog Inc. at October 3, 2009 and September 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective September 30, 2007 the Company changed its method of accounting for uncertainty in income taxes with the adoption of the guidance originally issued in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (codified in FASB ASC Topic 740, “Income Taxes”), and the Company changed its method of accounting for defined benefit pension and other postretirement plans with the adoption of the recognition provisions effective September 29, 2007 and the measurement provisions effective September 28, 2008 of the guidance originally issued in Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (codified in FASB ASC Topic 715, “Compensation – Retirement Benefits”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Moog Inc.’s internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 2, 2009 expressed an unqualified opinion thereon.
Buffalo, New York
December 2, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2009 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of October 3, 2009.
We completed eight acquisitions in 2009, which were excluded from our management’s report on internal control over financial reporting as of October 3, 2009. On October 8, 2008, we acquired Berkeley Process Control, Inc. On December 30, 2008, we acquired Aitecs Medical UAB. On January 23, 2009, we acquired Ethox International, Inc. On February 13, 2009, we acquired Videolarm Inc. On March 2, 2009, we acquired Fernau Avionics Limited. On April 30, 2009, we completed the acquisition of Insensys, Ltd. On June 1, 2009, we completed the acquisition of LTi REEnergy GmbH. On September 25, 2009, we acquired the flight control actuation business of General Electric Aviation Systems with operations in Wolverhampton, U.K. All of these acquisitions are included in our 2009 consolidated financial statements and collectively constituted $510.1 million and $353.2 million of total and net assets, respectively, as of October 3, 2009 and $122.4 million and $6.7 million of net sales and net earnings, respectively, for the year then ended.
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

(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
Shareholders and Board of Directors of Moog Inc.
We have audited Moog Inc.’s internal control over financial reporting as of October 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Moog Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the flight control actuation business of GE Aviation Systems acquired on September 25, 2009, LTi REEnergy GmbH acquired on June 1, 2009, Fernau Avionics Limited acquired on March 2, 2009, Videolarm Inc. acquired on February 13, 2009, Insensys Ltd. acquired on January 30, 2009 and April 30, 2009, Ethox International acquired on January 23, 2009, Aitecs Medical UAB acquired on December 30, 2008 and Berkeley Process Control, Inc. acquired on October 8, 2008, which are included in the 2009 consolidated financial statements of Moog Inc. and collectively constituted $510.1 million and $353.2 million of total and net assets, respectively, as of October 3, 2009 and $122.4 million and $6.7 million of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of Moog Inc. also did not include an evaluation of the internal control over financial reporting of the flight control actuation business of GE Aviation Systems, LTi REEnergy GmbH, Fernau Avionics Limited, Videolarm Inc., Insensys Ltd., Ethox International, Aitecs Medical UAB and Berkeley Process Control, Inc.
In our opinion, Moog Inc. maintained, in all material respects, effective internal control over financial reporting as of October 3, 2009, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Moog Inc. as of October 3, 2009 and September 27, 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended October 3, 2009 of Moog Inc. and our report dated December 2, 2009 expressed an unqualified opinion thereon.
Buffalo, New York
December 2, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting.
See the report appearing under Item 8, Financial Statements and Supplemental Data on page 97 of this report.
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

The information required herein with respect to our directors and certain information required herein with respect to our executive officers is incorporated by reference to the 2009 Proxy. Other information required herein is included in Item 1, Business, under “Executive Officers of the Registrant” of this report.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Vice President - Finance and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at 716-652-2000.

Item 11.	Executive Compensation.

The information required herein is incorporated by reference to the 2009 Proxy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference to the 2009 Proxy.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference to the 2009 Proxy.

Item 14.	Principal Accountant Fees and Services.

The information required herein is incorporated by reference to the 2009 Proxy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:
1.	Index to Financial Statements.
The following financial statements are included:
(i)	Consolidated Statements of Earnings for the years ended October 3, 2009, September 27, 2008 and September 29, 2007.

(ii)	Consolidated Balance Sheets as of October 3, 2009 and September 27, 2008.

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended October 3, 2009, September 27, 2008 and September 29, 2007.

(iv)	Consolidated Statements of Cash Flows for the years ended October 3, 2009, September 27, 2008 and September 29, 2007.

(v)	Notes to Consolidated Financial Statements.

(vi)	Reports of Independent Registered Public Accounting Firm.
2.	Index to Financial Statement Schedules.
The following Financial Statement Schedule as of and for the years ended October 3, 2009, September 27, 2008 and September 29, 2007 is included in this Annual Report on Form 10-K:
II.	Valuation and Qualifying Accounts.
Schedules other than that listed above are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.
3.	Exhibits
The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:
(3)	(i)	Restated Certificate of Incorporation of Moog Inc., as amended, incorporated by reference to exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended December 30, 2006.
(ii)	Restated By-laws of Moog Inc., incorporated by reference to appendix B of our proxy statement filed under Schedule 14A on December 2, 2003.
(4)	(i)	Form of Indenture between Moog Inc. and JPMorgan Chase Bank, N.A., as Trustee, dated January 10, 2005, relating to the 6 1/4% Senior Subordinated Notes due 2015, incorporated by reference to exhibit 4.1 of our report on Form 8-K dated January 5, 2005.
	(ii)	First Supplemental Indenture between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005, incorporated by reference to exhibit 4.2 of our report on Form 10-K for the year ended September 24, 2005.

	(iii)	Form of Indenture between Moog Inc. and Wells Fargo Bank, N.A., as Trustee, dated June 2, 2008, relating to the 7 1/4% Senior Subordinated Notes due 2018, incorporated by reference to exhibit 4.1 of our report on Form 10-Q for the quarter ended June 28, 2008.

(9)	(i)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of our report on Form 8-K dated December 9, 1983.

	(ii)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of our report on Form 8-K dated November 30, 1988.

(10)	(i)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of our Annual Report on Form 10-K for the year ended September 28, 2002.*

	(ii)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, incorporated by reference to exhibit 10(vii) of our Annual Report on Form 10-K for the year ended September 25, 1999.*

	(iii)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978, as amended August 30, 1983, May 19, 1987, August 30, 1988, December 12, 1996, November 11, 1999 and November 29, 2001, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2002.*

	(iv)	1998 Stock Option Plan, incorporated by reference to exhibit A of our proxy statement filed under Schedule 14A on January 5, 1998.*

	(v)	2003 Stock Option Plan, incorporated by reference to exhibit A of our proxy statement filed under Schedule 14A on January 9, 2003.*

	(vi)	Forms of Stock Option Agreements under the 1998 Stock Option Plan and 2003 Stock Option Plan, incorporated by reference to exhibit 10.12 of our Annual Report on Form 10-K for the year ended September 25, 2004.*

	(vii)	Moog Inc. Stock Employee Compensation Trust Agreement effective December 2, 2003, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2003.

	(viii)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated November 30, 2004.*

	(ix)	Description of Management Profit Sharing Program, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended March 26, 2005.*

	(x)	Second Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association, Manufacturers and Traders Trust Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated as of October 25, 2006, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated October 25, 2006.

	(xi)	Amendment No. 3 to Second Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association, Manufacturers and Traders Trust Company, Bank of America, N.A and JPMorgan Chase Bank, N.A. dated as of October 25, 2006, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated March 14, 2008.

	(xii)	2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on December 10, 2007.*

	(xiii)	Form of Stock Appreciation Rights Award Agreement under 2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit 10.14 of our report on Form 10-K for the year ended September 27, 2008, filed on November 25, 2008.*
*Identifies a management contract or compensatory plan or arrangement.

(21)	Our subsidiaries.
(i)	CSA Engineering, Inc., Incorporated in California, wholly-owned subsidiary

(ii)	Curlin Medical Inc., Incorporated in Delaware, wholly-owned subsidiary
(a)	Moog MDG SRL, Incorporated in Costa Rica, wholly-owned subsidiary of Curlin Medical, Inc.

(b)	UAB Moog MDG, Incorporated in Lithuania, wholly-owned subsidiary of Curlin Medical, Inc.
(1)	Viltechmeda UAB, Incorporated in Lithuania, wholly-owned subsidiary of UAB Moog MDG
(c)	X.O. Tec Corporation, Incorporated in Delaware, wholly-owned subsidiary of Curlin Medical, Inc.
(1)	Ethox (Beijing) Medical Devices Trading Inc., Incorporated in China, wholly-owned subsidiary of X.O. Tec Corporation.

(2)	Ethox International, Inc., Incorporated in New York, wholly-owned subsidiary of X.O. Tec Corporation.
(2.a)	MMC Sterilization Services Group Inc., Incorporated in Pennsylvania, wholly-owned subsidiary of Ethox International, Inc.
(d)	ZEVEX Inc., Incorporated in Delaware, wholly-owned subsidiary of Curlin Medical, Inc.
(iii)	Flo-Tork Inc., Incorporated in Delaware, wholly-owned subsidiary

(iv)	Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland

(v)	Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary

(vi)	Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
(a)	Moog de Argentina Srl, Incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.
(vii)	Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines

(viii)	Moog Controls Hong Kong Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary
(a)	Moog Control System (Shanghai) Co., Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.

(b)	Moog Industrial Controls (Shanghai) Co., Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.
(ix)	Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary

(x)	Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
(a)	Fernau Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.
(1)	Fernau Avionics Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary of Fernau Limited
(b)	Moog Components Group Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.

(c)	Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.

(d)	Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.

(e)	Moog Wolverhampton Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.
(xi)	Moog Europe Holdings y Cia, S.C.S., Incorporated in Spain, wholly-owned subsidiary
(a)	Moog Holding GmbH KG, a partnership organized in Germany, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.
(1)	Insensys Holding Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Holding GmbH KG
(1.a)	Insensys Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Insensys Holding Ltd.

(1.b)	Indigo Photonics Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Insensys Limited.

(1.c)	Aston Photonic Technologies Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Indigo Photonics Limited.
(2)	Moog Unna GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holding GmbH KG
(2.a)	Moog Control Equipment (Shanghai) Co. Ltd, Incorporated in China, wholly-owned subsidiary of Moog Unna GmbH
(3)	Moog FCS BV, Incorporated in The Netherlands, wholly-owned subsidiary of Moog Holding GmbH KG

(4)	Moog FCS Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog FCS BV

(5)	Moog GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holding GmbH KG
(5.a)	Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH
(6)	Moog Luxembourg, Sarl, Incorporated in Luxembourg, wholly-owned subsidiary of Moog Holding GmbH KG

(7)	ProControl AG, Incorporated in Switzerland, wholly-owned subsidiary of Moog Holding GmbH KG
(b)	Moog Luxembourg Finance Sarl, Incorporated in Luxembourg, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.
(1)	Moog Ireland International Financial Services Centre Limited, Incorporated in Ireland, wholly-owned subsidiary of Moog Luxembourg Finance Sarl
(c)	Focal Technologies Corporation, Incorporated in Canada, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.

(d)	Moog Verwaltungs GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Europe Holdings y Cia, S.C.S.

(xii)	Moog Holland Aircraft Services BV, Incorporated in Holland, wholly-owned subsidiary

(xiii)	Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary

(xiv)	Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary

(xv)	Moog Sarl, Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH

(xvi)	Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
(a)	Moog Motion Controls Private Limited, Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.
(xvii)	Moog Techtron Corp. Incorporated in Florida, wholly-owned subsidiary

(xviii)	QuickSet International, Inc., Incorporated in Illinois, wholly-owned subsidiary

(xix)	Videolarm Inc., Incorporated in Georgia, wholly-owned subsidiary
(23)	Consent of Ernst & Young LLP. (Filed herewith)

(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

Valuation and Qualifying Accounts - Fiscal Years 2007, 2008 and 2009

(dollars in thousands)	Schedule II

		Additions			Foreign

	Balance at	charged to			exchange	Balance

	beginning	costs and			impact	at end

Description	of year	expenses	Deductions	Acquisitions	and other	of year

Fiscal year ended September 29, 2007

Contract loss reserves	$15,089	$10,822	$13,736	$-	$187	$12,362

Allowance for doubtful accounts	2,869	1,240	1,253	-	230	3,086

Reserve for inventory valuation	48,163	8,693	3,526	-	1,827	55,157

Deferred tax valuation allowance	9,090	840	1,511	-	955	9,374

Fiscal year ended September 27, 2008

Contract loss reserves	$12,362	$23,036	$14,848	$29	$(43)	$20,536

Allowance for doubtful accounts	3,086	1,585	929	-	(393)	3,349

Reserve for inventory valuation	55,157	11,942	4,117	-	(453)	62,529

Deferred tax valuation allowance	9,374	175	1,810	-	218	7,957

Fiscal year ended October 3, 2009

Contract loss reserves	$20,536	$23,529	$24,766	$30,927	$(36)	$50,190

Allowance for doubtful accounts	3,349	1,297	655	-	23	4,014

Reserve for inventory valuation	62,529	18,340	6,944	-	(643)	73,282

Deferred tax valuation allowance	7,957	2,545	915	-	(111)	9,476

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc. (Registrant)

By	ROBERT T. BRADY
Robert T. Brady
Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer) Date: December 2, 2009

By	JOHN R. SCANNELL
John R. Scannell
Vice President, Chief Financial Officer (Principal Financial Officer) Date: December 2, 2009

By	DONALD R. FISHBACK
Donald R. Fishback
Vice President, Finance Date: December 2, 2009

By	JENNIFER WALTER
Jennifer Walter
Controller (Principal Accounting Officer) Date: December 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	ROBERT T. BRADY
Robert T. Brady
Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer) Date: December 2, 2009

By	RICHARD A. AUBRECHT	By	JOHN D. HENDRICK

	Richard A. Aubrecht Director Date: December 2, 2009		John D. Hendrick Director Date: December 2, 2009

By	ROBERT R. BANTA	By	KRAIG H. KAYSER

	Robert R. Banta Director Date: December 2, 2009		Kraig H. Kayser Director Date: December 2, 2009

By	RAYMOND W. BOUSHIE	By	BRIAN J. LIPKE

	Raymond W. Boushie Director Date: December 2, 2009		Brian J. Lipke Director Date: December 2, 2009

By	JOE C. GREEN	By	ROBERT H. MASKREY

	Joe C. Green Director Date: December 2, 2009		Robert H. Maskrey Director Date: December 2, 2009

By	PETER J. GUNDERMANN	By	ALBERT F. MYERS

	Peter J. Gundermann Director Date: December 2, 2009		Albert F. Myers Director Date: December 2, 2009