Form 10-Q
period 2010-01-02
MOOG INC
filed 2010-02-09
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of February 4, 2010 was:
Class A common stock, $1.00 par value 41,230,317 shares
Class B common stock, $1.00 par value 4,143,661 shares

MOOG inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
MOOG inc.
Consolidated Condensed Balance Sheets
(Unaudited)

	January 2,	October 3,
(dollars in thousands)	2010	2009

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$101,301	$81,493
Receivables	523,265	547,571
Inventories	465,691	484,261
Other current assets	102,000	97,073

TOTAL CURRENT ASSETS	1,192,257	1,210,398

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $456,873 and $445,426, respectively	477,823	481,726
GOODWILL	694,454	698,459
INTANGIBLE ASSETS, net	215,627	220,311
OTHER ASSETS	19,545	23,423

TOTAL ASSETS	$2,599,706	$2,634,317

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable	$16,460	$16,971
Current installments of long-term debt	1,458	1,541
Accounts payable	114,078	125,257
Customer advances	57,109	66,811
Contract loss reserves	43,850	50,190
Other accrued liabilities	182,657	185,491

TOTAL CURRENT LIABILITIES	415,612	446,261

LONG-TERM DEBT, excluding current installments
Senior debt	409,588	435,944
Senior subordinated notes	378,626	378,630
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	222,033	225,747
DEFERRED INCOME TAXES	77,953	76,910
OTHER LONG-TERM LIABILITIES	5,036	5,792

TOTAL LIABILITIES	1,508,848	1,569,284

SHAREHOLDERS’ EQUITY
Common stock	51,280	51,280
Other shareholders’ equity	1,039,578	1,013,753

TOTAL SHAREHOLDERS’ EQUITY	1,090,858	1,065,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,599,706	$2,634,317

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
	January 2,	December 27,
(dollars in thousands, except per share data)	2010	2008

NET SALES	$495,178	$446,088
COST OF SALES	350,776	308,240

GROSS PROFIT	144,402	137,848
Research and development	23,882	25,130
Selling, general and administrative	78,127	69,199
Restructuring	1,819	—
Interest	10,728	9,601
Equity in earnings of LTi and other	394	(2,455)

EARNINGS BEFORE INCOME TAXES	29,452	36,373
INCOME TAXES	7,891	6,103

NET EARNINGS	$21,561	$30,270

NET EARNINGS PER SHARE
Basic	$0.48	$0.71
Diluted	$0.47	$0.70

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,323,349	42,607,289
Diluted	45,592,874	42,986,088

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 2,	December 27,
(dollars in thousands)	2010	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$21,561	$30,270
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,051	13,135
Amortization	7,551	3,830
Provisions for non-cash losses on contracts, inventories and receivables	7,550	12,814
Equity-based compensation expense	2,784	2,589
Other	(1,913)	(3,264)
Changes in assets and liabilities providing cash, excluding the effects of acquisitions:
Receivables	23,093	25,974
Inventories	14,720	(23,966)
Accounts payable	(11,123)	22
Customer advances	(9,647)	1,068
Accrued expenses	(15,778)	(26,200)
Accrued income taxes	3,851	3,261
Other assets and liabilities	(1,635)	(6,984)

NET CASH PROVIDED BY OPERATING ACTIVITIES	56,065	32,549

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(358)	(14,023)
Purchase of property, plant and equipment	(11,628)	(20,498)
Other	4	29

NET CASH USED BY INVESTING ACTIVITIES	(11,982)	(34,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from notes payable	(279)	4,434
Net (repayments of) proceeds from revolving lines of credit	(22,968)	37,500
Payments on long-term debt	(1,747)	(287)
Excess tax benefits from equity-based payment arrangements	11	43
Other	1,153	(5,592)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(23,830)	36,098

Effect of exchange rate changes on cash	(445)	(2,552)

INCREASE IN CASH AND CASH EQUIVALENTS	19,808	31,603
Cash and cash equivalents at beginning of period	81,493	86,814

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,301	$118,417

CASH PAID FOR:
Interest	$10,678	$10,657
Income taxes, net of refunds	3,669	4,012

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG inc.
Notes to Consolidated Condensed Financial Statements
Three Months Ended January 2, 2010
(Unaudited)
(dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended January 2, 2010 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 3, 2009. All references to years in these financial statements are to fiscal years.
Note 2 — Acquisitions
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition. Under purchase accounting, we record assets and liabilities at fair value on the balance sheet. All of the following acquisitions, with the exception of LTi REEnergy GmbH, resulted in goodwill being recorded as a result of the respective purchase price allocations.
On September 25, 2009, we acquired the flight control actuation business of GE Aviation Systems, with operations in Wolverhampton, U.K. The purchase price, net of cash acquired, was $90,786, which was initially financed with funds available under our revolving credit facility. The Wolverhampton flight controls business designs and manufactures primary and secondary flight control actuation for a number of commercial and military programs, including high-lift actuation systems for the Boeing 777 and 787 and the Airbus A330 and A380. Sales for the 2008 calendar year were approximately $100,000. This acquisition is included in our Aircraft Controls segment.
On June 4, 2008, we acquired a 40% ownership in LTi REEnergy GmbH, with operations in Germany and China, for cash of $28,288. LTi REEnergy specializes in the design and manufacture of servo controllers as well as complete drive systems for electric rotor blade controls for wind turbines. We accounted for this investment using the equity method of accounting with our net investment reflected in other assets on the balance sheet. On June 1, 2009, we acquired the remaining 60% of LTi REEnergy and began to consolidate 100% of the operating results from that date forward. The total purchase price, net of cash acquired, was $72,022. We financed the purchase price with available cash on hand of $12,834, issuance of a $13,451 unsecured note due to the seller in February 2010, $17,449 of assumed debt and the $28,288 cash paid for the 40% investment in 2008. Sales for the twelve months preceding the acquisition of the remaining 60% ownership were approximately $140,000. This acquisition is included in our Industrial Systems segment.
On March 2, 2009, we acquired Fernau Avionics Limited, a UK-based company. The purchase price, net of cash acquired, was $45,787, which was financed with credit facility borrowings. Fernau Avionics is a leading supplier of ground-based air navigation systems for military, naval and civil aviation. This acquisition complements our present navigation aids business in the U.S. Sales for the 2008 calendar year were approximately $22,500. This acquisition is included in our Aircraft Controls segment.
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
Our purchase price allocations are substantially complete with the exception of the Wolverhampton flight controls business and LTi REEnergy. Wolverhampton’s purchase price allocation is based on preliminary estimates of fair values of assets acquired and liabilities assumed. LTi REEnergy’s purchase price allocation is substantially complete with the exception of other current liabilities.
Note 3 — Inventories

	January 2,	October 3,
	2010	2009

Raw materials and purchased parts	$202,511	$206,414
Work in progress	203,512	214,021
Finished goods	59,668	63,826

Total	$465,691	$484,261

Note 4 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended January 2, 2010 are as follows:

	Balance as of	Adjustment	Foreign	Balance as of
	October 3,	To Prior Year	Currency	January 2,
	2009	Acquisitions	Translation	2010

Aircraft Controls	$180,694	$(4,165)	$359	$176,888
Space and Defense Controls	106,802	—	—	106,802
Industrial Systems	124,155	—	(689)	123,466
Components	159,359	—	712	160,071
Medical Devices	127,449	—	(222)	127,227

Total	$698,459	$(4,165)	$160	$694,454

The components of acquired intangible assets are as follows:

		January 2, 2010		October 3, 2009
	Weighted	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life (years)	Amount	Amortization	Amount	Amortization

Customer-related	10	$141,707	$(38,418)	$142,555	$(34,748)
Program-related	18	64,123	(2,473)	61,599	(1,475)
Technology-related	9	50,739	(17,417)	50,698	(15,955)
Marketing-related	9	22,668	(10,678)	22,616	(10,109)
Contract-related	3	3,312	(276)	3,000	—
Artistic-related	10	25	(20)	25	(20)

Acquired intangible assets	11	$282,574	$(69,282)	$280,493	$(62,307)

All acquired intangible assets other than goodwill are being amortized. Customer-related intangible assets primarily consist of customer relationships. Program-related intangible assets consist of long-term programs. Technology-related intangible assets primarily consist of technology, patents, intellectual property and engineering drawings. Marketing-related intangible assets primarily consist of trademarks, trade names and non-compete agreements. Contract-related intangible assets consist of favorable operating lease terms.
Amortization of acquired intangible assets was $7,108 for the three months ended January 2, 2010 and $3,441 for the three months ended December 27, 2008. Based on acquired intangible assets recorded at January 2, 2010, amortization is expected to be $27,770 in 2010, $26,472 in 2011, $25,556 in 2012, $21,914 in 2013 and $19,724 in 2014.

Note 5 — Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	January 2,	December 27,
	2010	2008

Warranty accrual at beginning of period	$14,675	$10,015
Additions from acquisitions	—	83
Warranties issued during current period	1,734	1,927
Adjustments to pre-existing warranties	(98)	649
Reductions for settling warranties	(2,512)	(1,531)
Foreign currency translation	(50)	(239)

Warranty accrual at end of period	$13,749	$10,904

Note 6 — Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At January 2, 2010, we had interest rate swaps with notional amounts totaling $65,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 3.8%, including the applicable margin of 225 basis points as of January 2, 2010. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon their maturities in 2012.
We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments and, to a much lesser extent, receipts. To mitigate exposure in movements between various currencies, primarily the British pound, Philippine peso and euro, we had outstanding foreign currency forwards with notional amounts of $30,368 at January 2, 2010. These contracts mature at various times through the second quarter of 2011.
These interest rate swaps and foreign currency forwards are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2010 or 2009.
Activity in Accumulated Other Comprehensive Income (Loss) (AOCI) related to these derivatives during the first three months of 2010 is summarized below:

	Pre-tax	Income	After-Tax
	Amount	Tax	Amount

Balance at October 3, 2009	$(262)	$73	$(189)
Net decrease in fair value of derivatives	1,283	(401)	882
Net reclassification from AOCI into earnings	(132)	16	(116)

Accumulated gain at January 2, 2010	$889	$(312)	$577

Activity and classification of derivatives for the three months ended January 2, 2010 are as follows:

	Classification of net gain	Net reclassification from	Net deferral in AOCI of
	(loss) recognized in	AOCI into earnings	derivatives
	earnings	(effective portion)	(effective portion)

Interest rate swaps	Interest expense	$(327)	$161
Foreign currency forwards	Cost of sales	459	1,122

Net gain		$132	$1,283

Derivatives not designated as hedging instruments
We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $118,872 at January 2, 2010. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded a net loss of $2,572 for the three months ended January 2, 2010 on the foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances.
Summary of derivatives
The fair value and classification of derivatives on the consolidated balance sheet as of January 2, 2010 is summarized as follows:

	Other		Other	Other
	current	Other	accrued	long-term
	assets	assets	liabilities	liabilities

Derivatives designated as hedging instruments:
Foreign currency forwards	$640	$15	$77	$75
Interest rate swaps	95	60	33	—

	$735	$75	$110	$75

Derivatives not designated as hedging instruments:
Foreign currency forwards	$2,284	$—	$1,506	$—

Note 7 — Fair Value
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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of January 2, 2010:

	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards	Other current assets	$—	$2,924	$—	$2,924
Foreign currency forwards	Other assets	—	15	—	15
Foreign currency forwards	Other accrued liabilities	—	(1,583)	—	(1,583)
Foreign currency forwards	Other long-term liabilities	—	(75)	—	(75)
Interest rate swaps	Other current assets	—	95	—	95
Interest rate swaps	Other assets	—	60	—	60
Interest rate swaps	Other accrued liabilities	—	(33)	—	(33)

Net fair value		$—	$1,403	$—	$1,403

Our only financial instrument for which the carrying value at times differs from its fair value is long-term debt. At January 2, 2010, the fair value of long-term debt was $773,577 compared to its carrying value of $789,672. The fair value of long-term debt was estimated based on quoted market prices.
Note 8 — Restructuring
We have initiated restructuring plans to better align our cost structure with lower sales activity associated with the global recession. The restructuring actions taken have or will result in workforce reductions, primarily in the U.S., the Philippines and Europe.
Restructuring expense by segment for the three months ended January 2, 2010 is as follows:

Severance

Aircraft Controls	$1,192
Industrial Systems	394
Components	239
Medical Devices	(6)

Total	$1,819

Restructuring expense related to these actions was $15,067 in 2009. We anticipate additional amounts in 2010, primarily in Aircraft Controls and Industrial Systems. Payments related to these severance benefits are expected to be paid in full by the end of 2010. We are continuing to evaluate additional restructuring plans.

Restructuring activity for the quarter ended January 2, 2010 is as follows:

Severance

Balance at beginning of period	$14,332
Charged to expense	2,062
Adjustments for prior accruals	(243)
Cash payments	(2,088)
Foreign currency translation	(122)

Balance at end of period	$13,941

Note 9 — Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended
	January 2,	December 27,
	2010	2008

Service cost	$4,680	$3,494
Interest cost	6,767	6,382
Expected return on plan assets	(8,836)	(7,981)
Amortization of prior service cost	50	74
Amortization of actuarial loss	1,237	211

Pension expense for defined benefit plans	3,898	2,180
Pension expense for defined contribution plans	1,728	1,354

Total pension expense for U.S. plans	$5,626	$3,534

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended
	January 2,	December 27,
	2010	2008

Service cost	$818	$885
Interest cost	1,563	1,425
Expected return on plan assets	(944)	(871)
Amortization of prior service credit	(14)	(12)
Amortization of actuarial loss	133	118

Pension expense for defined benefit plans	1,556	1,545
Pension expense for defined contribution plans	1,430	412

Total pension expense for non-U.S. plans	$2,986	$1,957

During the three months ended January 2, 2010, we made contributions to our defined benefit pension plans of $6,000 to the U.S. plans and $1,032 to the non-U.S. plans. We anticipate contributing an additional $18,125 to the U.S. plans and $3,145 to the non-U.S. plans for a total of $28,302 in 2010.

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended
	January 2,	December 27,
	2010	2008

Service cost	$143	$104
Interest cost	336	341
Amortization of transition obligation	99	99
Amortization of prior service cost	54	67
Amortization of actuarial loss	210	96

Total periodic post-retirement benefit cost	$842	$707

Note 10 — Income Taxes
The effective tax rate for the first quarter of 2010 is lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes as a greater proportion of earnings came from foreign operations with lower tax rates. During the first quarter of 2009, our effective tax rate reflected our decision to repatriate approximately $31,000 of cash to the U.S. from our Japanese subsidiary, resulting in a $4,850 foreign tax credit, which reduced our U.S. tax provision. In addition, we recorded a benefit in the first quarter of 2009 related to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under the TARP legislation.

Note 11 — Shareholders’ Equity
The changes in shareholders’ equity for the three months ended January 2, 2010 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning and end of period	$51,280	43,471,373	7,808,340

ADDITIONAL PAID-IN CAPITAL
Beginning of period	381,099	—	—
Equity-based compensation expense	2,784	—	—
Issuance of Treasury shares at more than cost	102	—	—
Income tax effect of equity-based compensation	11	—	—
Adjustment to market — SECT	334	—	—

End of period	384,330	—	—

RETAINED EARNINGS
Beginning of period	772,639	—	—
Net earnings	21,561	—	—

End of period	794,200	—	—

TREASURY STOCK
Beginning of period	(47,733)	(2,303,699)	(3,305,971)
Issuance of treasury shares	315	59,062	—
Purchase of treasury shares	(334)	(12,919)	—

End of period	(47,752)	(2,257,556)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(11,426)	—	(398,552)
Issuance of shares	1,071	—	39,844
Adjustment to market — SECT	(334)	—	—

End of period	(10,689)	—	(358,708)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of period	(80,826)	—	—
Foreign currency translation adjustment	(1,426)	—	—
Retirement liability adjustment	975	—	—
Decrease in accumulated loss on derivatives	766	—	—

End of period	(80,511)	—	—

TOTAL SHAREHOLDERS’ EQUITY	$1,090,858	41,213,817	4,143,661

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
Note 13 — Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	January 2,	December 27,
	2010	2008

Weighted-average shares outstanding — Basic	45,323,349	42,607,289
Dilutive effect of equity-based awards	269,525	378,799

Weighted-average shares outstanding — Diluted	45,592,874	42,986,088

On October 2, 2009, we completed the offering and sale of 2,675,000 shares of Class A common stock at a price of $29.50 per share.

Note 14 — Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	January 2,	December 27,
	2010	2008

Net earnings	$21,561	$30,270
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,426)	(20,570)
Retirement liability adjustment, net of tax of $661 and $237, respectively	975	1,201
Decrease (increase) in accumulated loss on derivatives	766	(357)

Comprehensive income	$21,876	$10,544

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	January 2,	October 3,
	2010	2009

Cumulative foreign currency translation adjustment	$42,296	$43,722
Accumulated retirement liability adjustments	(123,384)	(124,359)
Accumulated gain (loss) on derivatives	577	(189)

Accumulated other comprehensive (loss) income	$(80,511)	$(80,826)

Note 15 — Segment Information
Below are sales and operating profit by segment for the three months ended January 2, 2010 and December 27, 2008 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended
	January 2,	December 27,
	2010	2008

Net sales:
Aircraft Controls	$175,060	$163,149
Space and Defense Controls	69,491	71,382
Industrial Systems	136,352	110,035
Components	84,906	81,504
Medical Devices	29,369	20,018

Net sales	$495,178	$446,088

Operating profit (loss) and margins:
Aircraft Controls	$17,610	$13,500
	10.1%	8.3%
Space and Defense Controls	7,519	13,580
	10.8%	19.0%
Industrial Systems	11,181	11,499
	8.2%	10.5%
Components	12,122	15,001
	14.3%	18.4%
Medical Devices	139	(2,224)
	0.5%	(11.1%)

Total operating profit	48,571	51,356
	9.8%	11.5%
Deductions from operating profit:
Interest expense	10,728	9,601
Equity-based compensation expense	2,784	2,589
Corporate expenses and other	5,607	2,793

Earnings before income taxes	$29,452	$36,373

Note 16 — Recent Accounting Pronouncements
In December 2007, the FASB issued new standards for business combinations as codified in Accounting Standards Codification (ASC) 805-10. The objective of the new standard is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for the acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired or a gain from a bargain purchase. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted this standard as of October 4, 2009.
In April 2009, the FASB issued new standards on identifiable assets and liabilities assumed in a business combination as codified in ASC 805-20. The new standard amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The new standard carries forward the requirements in current standards for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with standards codified in ASC 450-10. The new standard is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted this standard as of October 4, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.
Note 17 — Subsequent Events
We have evaluated subsequent events through February 9, 2010, the date this report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our consolidated financial statements as a result of our subsequent events evaluation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended October 3, 2009. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.
OVERVIEW
We are a worldwide designer, manufacturer and integrator of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and defense, industrial and medical markets. Our aerospace and defense products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles, controls for gun aiming, stabilization and automatic ammunition loading for armored combat vehicles, and homeland security products. Our industrial products are used in a wide range of applications, including injection molding machines, pilot training simulators, wind energy, power generation, material and automotive testing, metal forming, heavy industry and oil exploration. Our medical products include infusion therapy pumps, enteral clinical nutrition pumps, slip rings used on CT scanners and motors used in sleep apnea devices. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina, Pennsylvania, Ohio, Georgia and Illinois, and in England, Germany, Italy, Japan, the Philippines, Ireland, India and China.
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
We concentrate on providing our customers with products designed and manufactured to the highest quality standards. In achieving a leadership position in the high performance, precision controls market, we have capitalized on our strengths, which include:
•	superior technical competence and customer intimacy breeding market leadership,

•	customer diversity and broad product portfolio,

•	well-established international presence serving customers worldwide, and

•	proven ability to successfully integrate acquisitions.
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

Acquisitions
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition. Under purchase accounting, we record assets and liabilities at fair value on the balance sheet. The purchase price described for each acquisition below is net of any cash acquired and includes debt issued or assumed.
In 2009, we completed eight business combinations within four of our segments. We completed two acquisitions in our Aircraft Controls segment, both of which are located in the U.K. for a total purchase price of $136 million. These acquisitions complement our flight control actuation business and expand our business in ground-based air navigation systems. We acquired one business in our Space and Defense Controls segment for $45 million that expands our capabilities in the security and surveillance markets. We completed three acquisitions in our Industrial Systems segment, two of which specialize in systems and blade controls of turbines for the wind energy market, for a total of $110 million, which includes $28 million for a 40% ownership paid in 2008 for one of the acquired companies. We also completed two acquisitions in our Medical Devices segment for a total purchase price of $36 million expanding our portfolio to include syringe style pumps, proprietary medical devices and contract manufacturing of disposables as well as microbiology, toxicology and sterilization services.
See the discussion in Note 2 of Item 1, Financial Statements of this report for further information on our acquisitions.
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies in the current year from those disclosed in our 2009 Form 10-K.
Reviews for Impairment of Goodwill
Our most recent test of goodwill for impairment was our annual test as of the beginning of our fourth quarter in 2009. The results of that test indicated that goodwill was not impaired. However, the fair value of our Aircraft Controls reporting unit was not significantly in excess of its carrying value. Its excess of fair value over carrying value was 6%. This reporting unit is one level below our Aircraft Controls segment and excludes the navigation aids business we acquired last year. This reporting unit had $104 million of goodwill allocated to it as of our most recent test.
The most significant assumptions in determining fair value are projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which our reporting units operate. Significant program delays, changes in demand due to economic pressures or unfavorable terms in our contracts could have a negative effect on the fair value of this reporting unit.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2009, the FASB issued new standards for allocating revenue to multiple deliverables in a contract as codified in ASC 605-25. The new standard is effective for us at the beginning of 2011, with early adoption permitted. The new standard allows entities to allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, entities will be allowed to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, use of the residual method has been eliminated. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
See the discussion in Note 16 of Item 1, Financial Statements of this report for further information.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
	January 2,	December 27,
(dollars in millions)	2010	2008

Net sales	$495.2	$446.1
Gross margin	29.2%	30.9%
Research and development expenses	$23.9	$25.1
Selling, general and administrative expenses as a percentage of sales	15.8%	15.5%
Restructuring expense	$1.8	$—
Interest expense	$10.7	$9.6
Effective tax rate	26.8%	16.8%
Net earnings	$21.6	$30.3

Net sales increased $49 million, or 11%, in the first quarter of 2010 compared to the first quarter of 2009. Our sales were positively impacted by $81 million of incremental sales from recent acquisitions, partially offset by continued negative effects of the global recession, most significantly in our Industrial Systems segment.
Our gross margin was lower in the first quarter of 2010 compared to 2009, reflecting a less favorable product mix and lower sales volume excluding the effect of acquired businesses, offset by $6 million of reduced contract loss reserves additions.
Research and development expenses decreased $1 million in the first quarter of 2010 compared to the same period of 2009. The lower level of research and development expenses was primarily within Aircraft Controls as reduced expenses for the Boeing 787 and other Aircraft Controls programs have only been partially offset by increases for the Airbus A350 program.
Interest expense increased slightly in the first quarter of 2010 from the same period of 2009 as a result of higher debt levels being offset by lower average interest rates.
The effective tax rate for the first quarter of 2010 is lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes as a greater proportion of earnings came from foreign operations with lower tax rates. The effective tax rate for the first quarter of 2009 was low as a result of two items that occurred in the first quarter of 2009. We decided to repatriate approximately $31 million of cash back to the U.S. from our Japanese subsidiary. The average tax rate that has been paid in Japan exceeded our U.S. rate and, therefore, our repatriation decision resulted in a $5 million foreign tax credit, which reduced our U.S. tax provision. In addition, we recorded a $1.5 million benefit in the first quarter of 2009 related to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under TARP legislation.
Net earnings decreased 29% in the first quarter of 2010. Diluted earnings per share decreased 33% in the first quarter, reflecting additional outstanding shares as a result of a stock offering completed at the end of 2009.
2010 Outlook — We expect sales in 2010 to increase by 15% to approximately $2.12 billion reflecting increases in all of our segments, helped in part by recent acquisitions, especially in Industrial Systems and Aircraft Controls. We expect operating margins to be approximately 9.6% in 2010 compared to 9.3% in 2009. We expect operating margins to increase in Aircraft Controls, Industrial Systems and Medical Devices and decrease in Space and Defense Controls and Components. Restructuring costs are estimated to be $6 million in 2010 resulting from the continuation of staff reduction plans started in 2009. We expect net earnings to increase to $103 million and diluted earnings per share to increase by 14% to $2.25. Given the uncertainty in the global economy, these forecasted amounts are centered within a range of plus or minus $.10 per share.

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
Aircraft Controls

	Three Months Ended
	January 2,	December 27,
(dollars in millions)	2010	2008

Net sales — military aircraft	$108.7	$102.8
Net sales — commercial aircraft	57.3	57.5
Net sales — navigation aids	9.0	2.8

	$175.0	$163.1
Operating profit	$17.6	$13.5
Operating margin	10.1%	8.3%
Backlog	$519.7	$374.9

Net sales in Aircraft Controls increased $12 million, or 7%, in the first quarter of 2010. Military aircraft sales increased $6 million. Sales increased $11 million in military aftermarket and also increased due to the recent acquisition of the GE actuation business located in Wolverhampton, UK that contributed $10 million. Those increases more than offset a $9 million decrease on the F-35 program as we have begun to shift work from the development phase into the low-rate initial production phase. Commercial aircraft sales were relatively flat compared to the first quarter of 2009 as $11 million of sales from the Wolverhampton acquisition offset the decreases of $5 million in business jets and $4 million in aftermarket. Navigation aids increased $6 million as a result of incremental sales from the Fernau acquisition, which was completed in the second quarter of 2009.
Our operating margin was higher in the first quarter of 2010 compared to 2009 as a result of reduced contract loss reserve additions and lower research and development spending, partially offset by $1 million of restructuring charges incurred in 2010.
The higher level of twelve-month backlog for Aircraft Controls at January 2, 2010 compared to December 27, 2008 reflects the Wolverhampton and Fernau acquisitions along with strong military aircraft orders.
2010 Outlook for Aircraft Controls — We expect sales in Aircraft Controls to increase 12% to $742 million in 2010. Military aircraft sales are expected to increase 4% to $433 million as sales from Wolverhampton are expected to more than offset decreases in the F-35 program. Commercial aircraft sales are expected to increase 21% to $259 million, principally related to the Wolverhampton acquisition and increased sales to Boeing more than offsetting a decrease in business jets. Navigation aids are expected to increase to $50 million due in large part to the incremental sales from a full year of owning Fernau in addition to anticipated increased demand. We expect our operating margin to be 8.6% in 2010, an improvement from 7.9% in 2009, resulting from improved cost performance on various production programs.

Space and Defense Controls

	Three Months Ended
	January 2,	December 27,
(dollars in millions)	2010	2008

Net sales	$69.5	$71.4
Operating profit	$7.5	$13.6
Operating margin	10.8%	19.0%
Backlog	$201.6	$153.8

Net sales in Space and Defense Controls decreased $2 million, or 3%, in the first quarter of 2010 compared to 2009. Sales of defense controls decreased $15 million as a result of strong sales on the Driver’s Vision Enhancer (DVE) program in the first quarter of 2009. Offsetting that decrease were increases in most of our other markets, including $5 million in homeland security as a result of our acquisition of Videolarm in the second quarter of 2009, $3 million in tactical missiles and $2 million in launch vehicles.
Our operating margin for Space and Defense Controls decreased significantly in the first quarter of 2010. The decrease resulted primarily from the strong volume and profitability on the DVE program in the first quarter of 2009.
The higher level of twelve-month backlog at January 2, 2010 compared to December 27, 2008 relates to increased orders for satellite programs, launch vehicles and tactical missiles.
2010 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase $46 million, or 17%, to $320 million in 2010. We expect sales increases of $16 million in NASA programs, $13 million in tactical missiles, $10 million for homeland security and $10 million in launch vehicles. We expect our operating margin in 2010 to decrease to 10.2% from 14.6% in 2009, primarily as a result of a larger proportion of sales in 2010 coming from lower margin cost plus development work.

Industrial Systems

	Three Months Ended
	January 2,	December 27,
(dollars in millions)	2010	2008

Net sales	$136.4	$110.0
Operating profit	$11.2	$11.5
Operating margin	8.2%	10.5%
Backlog	$190.2	$149.2

Net sales in Industrial Systems increased $26 million, or 24%, in the first quarter of 2010 compared to 2009. The acquisitions of LTi REEnergy and Insensys accounted for $45 million of sales in the wind energy market. Offsetting the incremental sales from these acquisitions were lower sales in many of our major markets as a result of the global recession. Sales in the motion simulation business were down $6 million, power generation declined $3 million and sales for controls for metal forming presses decreased $3 million, reflecting the continuing effects of the global recession that first started to affect our industrial business in the second quarter of 2009.
Our operating margin for Industrial Systems decreased in the first quarter of 2010 over the comparable 2009 period. The decrease is a result of the lower sales volume in 2010, excluding the effects of the acquired companies, as well as $2 million of equity earnings recorded in 2009 for our 40% ownership of LTi REEnergy.
The higher level of twelve-month backlog for Industrial Systems at January 2, 2010 compared to December 27, 2008 primarily relates to the backlog from acquired companies, partially offset by lower demand in most of our other major markets due to the global recession.
2010 Outlook for Industrial Systems — We expect sales in Industrial Systems to increase 26% to $573 million in 2010. We expect sales to increase $121 million for wind energy as a result of the LTi REEnergy and Insensys acquisitions. Sales excluding the effects of acquired businesses will be relatively flat compared to the prior year. We expect sales increases in test equipment and plastics making machinery to be offset by declines in power generation, heavy industry and motion simulator business. We expect our operating margin to increase to 8.6% in 2010 from 6.8% in 2009. The expected increase in our operating margin will reflect lower restructuring charges and higher sales volume.

Components

	Three Months Ended
	January 2,	December 27,
(dollars in millions)	2010	2008

Net sales	$84.9	$81.5
Operating profit	$12.1	$15.0
Operating margin	14.3%	18.4%
Backlog	$176.3	$188.5

Net sales in Components increased $3 million, or 4%, in the first quarter of 2010 compared to 2009. Sales increased in the aircraft and space and defense markets but declined in our other markets. Aircraft sales increased $5 million across multiple programs, including fiber optic controls on the Eurofighter, the Guardian program and systems for the Black Hawk helicopter and V-22 tilt rotor aircraft. Sales of space and defense controls increased $5 million, primarily driven by a new contract for a slip ring system on the Common Remotely Operated Weapons Station (CROWS) system. Marine sales decreased $3 million, mostly for equipment used on undersea robots as demand has declined in relation to the price of oil. Total medical sales decreased $2 million and industrial sales decreased $1 million, largely from recessionary pressures.
Our operating margin decreased in the first quarter of 2010 compared to 2009 as a result of the sales mix shift toward more aircraft and space and defense sales and away from industrial and marine products.
The lower level of twelve-month backlog at January 2, 2010 compared to December 27, 2008 primarily relates to slowing orders for marine products.
2010 Outlook for Components — We expect sales in Components to increase slightly to $356 million in 2010. We expect sales increases of $20 million in aircraft, which is primarily driven by the Guardian program, and $13 million from industrial markets, primarily from slip rings for wind turbines. Sales in the medical market will remain flat and we expect sales decreases within space and defense controls and the marine market. We expect our operating margin in 2010 to be 15.1% in 2010, slightly lower than the 16.1% we achieved in 2009 due to the sales mix.

Medical Devices

	Three Months Ended
	January 2,	December 27,
(dollars in millions)	2010	2008

Net sales	$29.4	$20.0
Operating profit (loss)	$0.1	$(2.2)
Operating margin	0.5%	(11.1)%
Backlog	$10.1	$11.4

Net sales in Medical Devices increased $9 million, or 47%, in the first quarter of 2010 compared to 2009. Incremental sales from the Aitecs and Ethox acquisitions in the second quarter of 2009 provided $6 million of the increase. Sales for intravenous, enteral and disposable pumps increased $1 million, or 20%, and sales of administration sets also increased $1 million, or 16%.
Our operating margin increased in the first quarter of 2010 relative to 2009 as a result of the higher sales volume in 2010 and a $1 million reserve established for a voluntary software modification for certain of our enteral feeding pumps in 2009, partially offset by start up costs for a new low cost production facility.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2010 Outlook for Medical Devices — We expect sales in Medical Devices to increase $18 million, or 16%, to $129 million in 2010. We expect sales increases partly due to a broader product offering, including increases of $6 million in pumps and $5 million in administration sets. In addition, we expect $5 million of incremental sales from a full year of owning Aitecs and Ethox. We expect our operating margin to be 3.5% as a result of the sales volume increases and cost improvements expected in the latter half of the year.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
	January 2,	December 27,
(dollars in millions)	2010	2008

Net cash provided (used) by:
Operating activities	$56.1	$32.5
Investing activities	(12.0)	(34.5)
Financing activities	(23.8)	36.1

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities increased in the first quarter of 2010 compared to 2009. The increase relates primarily to lower inventory levels in 2010.
Investing activities
Net cash used by investing activities in the first three months of 2010 includes $12 million for capital expenditures. Net cash used by investing activities in the first three months of 2009 consisted principally of $20 million of capital expenditures and $14 million for the acquisition of Berkeley Process Controls.
Our capital expenditures in 2010 will approximate $75 million.
Financing activities
Net cash used by financing activities in the first three months of 2010 reflects pay downs on our U.S. credit facility. Net cash provided by financing activities in the first three months of 2009 reflects borrowings on our U.S. credit facility for acquisitions, operations and $7 million used for our share repurchase program.
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2009 Form 10-K.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.
Our largest credit facility is our U.S. credit facility, which matures on March 14, 2013. It consists of a $750 million revolver and had an outstanding balance of $397 million at January 2, 2010. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 225 basis points at January 2, 2010 and will decrease to 200 basis points during the second quarter of 2010. The credit facility is secured by substantially all of our U.S. assets.
The U.S. credit facility contains various covenants. The covenant for minimum net worth, defined as total shareholders’ equity adjusted to maintain the amounts of accumulated other comprehensive loss at the level in existence as of September 30, 2006, is $600 million. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt, including letters of credit, to EBITDA for the most recent four quarters, is 4.0. The covenant for maximum senior leverage ratio, defined as the ratio of net senior debt to consolidated EBITDA for the most recent four quarters is 2.75. The covenant for maximum capital expenditures is $100 million annually. We are in compliance with all covenants. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income. The definition of EBITDA allows for the exclusion of up to $17 million of restructuring charges incurred in calendar year 2009.
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
At January 2, 2010, we had $381 million of unused borrowing capacity, including $343 million from the U.S. credit facility after considering standby letters of credit. Our ability to utilize the unused borrowing capacity is limited by the maximum leverage ratio covenant, which would restrict borrowings to an additional $325 million as of January 2, 2010.
Net debt to capitalization was 39% at January 2, 2010 and 41% at October 3, 2009. The decrease in net debt to capitalization is primarily due to our positive cash flow and net earnings in the first quarter of 2010.
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
The military and government space market is primarily dependent on the authorized levels of funding for satellite communications. Government spending on military satellites has risen in recent years as the military’s need for improved intelligence gathering has increased. The commercial space market is comprised of large satellite customers, traditionally telecommunications companies. Trends for this market, as well as for commercial launch vehicles, follow the telecommunications companies’ need for increased capacity and the satellite replacement lifecycle of 7-10 years. Our position as a legacy supplier of steering and fuel controls to NASA on a variety of programs over the past decades, including the Constellation program, positions us to take advantage of opportunities regardless of the direction that Congress and the Administration decide.
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

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-quarter of our 2009 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During the first three months of 2010, foreign currencies generally strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $8 million compared to the same period one year ago. During 2009, foreign currencies generally weakened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $49 million compared to 2008.

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

These factors are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. We disclaim any obligation to update the forward-looking statements made in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended October 3, 2009 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
Item 4. Controls and Procedures.
(a)	Disclosure Controls and Procedures. Moog carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes our purchases of our common stock for the quarter ended January 2, 2010.

				(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
			Part of Publicly	yet be
	(a) Total Number	(b) Average	Announced	Purchased
	of Shares	Price Paid Per	Plans or	Under the Plans
Period	Purchased (1)	Share	Programs (2)	or Programs(2)

October 4 - October 31, 2009	—	$—	—	766,400
November 1 - 30, 2009	12,919	$25.86	—	766,400
December 1, 2009 - January 2, 2010	—	$—	—	766,400

Total	12,919	$25.86	—	766,400

(1)	In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of employee stock options. During November, we accepted the delivery of 12,919 shares at $25.86 per share in connection with the exercise of stock options.

(2)	In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management. The transactions will be made in accordance with rules and regulations of the U.S. Securities and Exchange Commission and other rules that govern such purchases. The approximate dollar value of the maximum number of shares that may yet be purchased as determined by the Class A Stock price on the last day of the quarter is $22 million.

Item 6. Exhibits

(a)	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
(Registrant)

Date: February 9, 2010	By	/s/ Robert T. Brady
Robert T. Brady
Chairman Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2010	By	/s/ John R. Scannell
John R. Scannell
Vice President Chief Financial Officer (Principal Financial Officer)

Date: February 9, 2010	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President - Finance

Date: February 9, 2010	By	/s/ Jennifer Walter
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