Form 10-Q
period 2010-04-03
MOOG INC
filed 2010-05-11
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of each class of common stock as of May 6, 2010 was:
Class A common stock, $1.00 par value 41,245,572 shares
Class B common stock, $1.00 par value 4,120,713 shares

MOOG inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
MOOG inc.
Consolidated Condensed Balance Sheets
(Unaudited)

	April 3,	October 3,
(dollars in thousands)	2010	2009

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$88,598	$81,493
Receivables	570,270	547,571
Inventories	465,829	484,261
Other current assets	99,121	97,073

TOTAL CURRENT ASSETS	1,223,818	1,210,398

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $464,293 and $445,426, respectively	475,605	481,726
GOODWILL	685,209	698,459
INTANGIBLE ASSETS, net	205,696	220,311
OTHER ASSETS	20,169	23,423

TOTAL ASSETS	$2,610,497	$2,634,317

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable	$3,341	$16,971
Current installments of long-term debt	1,413	1,541
Accounts payable	128,104	125,257
Customer advances	71,950	66,811
Contract loss reserves	38,799	50,190
Other accrued liabilities	191,557	185,491

TOTAL CURRENT LIABILITIES	435,164	446,261

LONG-TERM DEBT, excluding current installments
Senior debt	396,844	435,944
Senior subordinated notes	378,622	378,630
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	215,679	225,747
DEFERRED INCOME TAXES	78,731	76,910
OTHER LONG-TERM LIABILITIES	1,199	5,792

TOTAL LIABILITIES	1,506,239	1,569,284

SHAREHOLDERS’ EQUITY
Common stock	51,280	51,280
Other shareholders’ equity	1,052,978	1,013,753

TOTAL SHAREHOLDERS’ EQUITY	1,104,258	1,065,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,610,497	$2,634,317

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(dollars in thousands, except per share data)	2010	2009	2010	2009

NET SALES	$510,488	$453,335	$1,005,666	$899,423
COST OF SALES	362,587	317,563	713,363	625,803

GROSS PROFIT	147,901	135,772	292,303	273,620
Research and development	25,504	24,192	49,386	49,322
Selling, general and administrative	76,098	68,806	154,225	138,005
Restructuring	1,320	—	3,139	—
Interest	9,248	9,422	19,976	19,023
Equity in earnings of LTi and other	236	(3,150)	630	(5,605)

EARNINGS BEFORE INCOME TAXES	35,495	36,502	64,947	72,875
INCOME TAXES	10,494	12,810	18,385	18,913

NET EARNINGS	$25,001	$23,692	$46,562	$53,962

NET EARNINGS PER SHARE
Basic	$0.55	$0.56	$1.03	$1.27
Diluted	$0.55	$0.55	$1.02	$1.26

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,374,912	42,535,691	45,349,131	42,571,490
Diluted	45,730,252	42,823,791	45,661,564	42,904,940

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 3,	March 28,
(dollars in thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$46,562	$53,962
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,954	26,554
Amortization	14,859	8,697
Provisions for non-cash losses on contracts, inventories and receivables	19,310	21,788
Equity-based compensation expense	3,678	3,620
Other	2,084	(4,025)
Changes in assets and liabilities providing cash, excluding the effects of acquisitions:
Receivables	(27,782)	(4,106)
Inventories	7,348	(26,363)
Accounts payable	3,854	(5,531)
Customer advances	5,606	(185)
Accrued expenses	(21,517)	(25,945)
Accrued income taxes	6,606	10,486
Other assets and liabilities	(6,729)	(10,660)

NET CASH PROVIDED BY OPERATING ACTIVITIES	83,833	48,292

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(369)	(149,468)
Purchase of property, plant and equipment	(27,997)	(43,247)
Supplemental retirement plan investment redemption	—	11,930
Other	(212)	212

NET CASH USED BY INVESTING ACTIVITIES	(28,578)	(180,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from notes payable	(12,871)	3,799
Net (repayments of) proceeds from revolving lines of credit	(32,209)	132,930
Payments on long-term debt	(2,109)	(819)
Redemption of senior subordinated notes	—	(11,930)
Excess tax benefits from equity-based payment arrangements	53	43
Other	1,083	(5,508)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(46,053)	118,515

Effect of exchange rate changes on cash	(2,097)	(4,790)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,105	(18,556)
Cash and cash equivalents at beginning of period	81,493	86,814

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,598	$68,258

CASH PAID FOR:
Interest	$19,395	$19,389
Income taxes, net of refunds	8,305	9,521

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG inc.
Notes to Consolidated Condensed Financial Statements
Six Months Ended April 3, 2010
(Unaudited)
(dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended April 3, 2010 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 3, 2009. All references to years in these financial statements are to fiscal years.
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
On September 25, 2009, we acquired the flight control actuation business of GE Aviation Systems, with operations in Wolverhampton, U.K. The purchase price, net of cash acquired, was $90,797, which was initially financed with credit facility borrowings. The Wolverhampton flight controls business designs and manufactures primary and secondary flight control actuation for a number of commercial and military programs, including high-lift actuation systems for the Boeing 777 and 787 and the Airbus A330 and A380. Sales for the 2008 calendar year were approximately $100,000. This acquisition is included in our Aircraft Controls segment.
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
On October 8, 2008, we acquired Berkeley Process Control, Inc., based in Richmond, California. The purchase price, net of cash acquired, was $14,036, which was financed with credit facility borrowings. Berkeley manufactures motion control software and hardware that automates the precise handling of semiconductor wafers and enhances the speed, quality and safety of welding in the oil and gas market and in nuclear fuel canisters. Sales for the twelve months preceding the acquisition were approximately $6,000. This acquisition is included in our Industrial Systems segment.
Our purchase price allocations are substantially complete with the exception of the Wolverhampton flight controls business and LTi REEnergy. Wolverhampton’s purchase price allocation is based on preliminary estimates of fair values of assets acquired and liabilities assumed. LTi REEnergy’s purchase price allocation is substantially complete with the exception of other current liabilities.
Note 3 — Inventories

	April 3,	October 3,
	2010	2009

Raw materials and purchased parts	$183,390	$206,414
Work in progress	219,573	214,021
Finished goods	62,866	63,826

Total	$465,829	$484,261

Note 4 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended April 3, 2010 are as follows:

	Balance as of	Adjustment	Foreign	Balance as of
	October 3,	To Prior Year	Currency	April 3,
	2009	Acquisitions	Translation	2010

Aircraft Controls	$180,694	$(8,273)	$(1,075)	$171,346
Space and Defense Controls	106,802	—	—	106,802
Industrial Systems	124,155	—	(4,791)	119,364
Components	159,359	—	1,844	161,203
Medical Devices	127,449	(82)	(873)	126,494

Total	$698,459	$(8,355)	$(4,895)	$685,209

The components of acquired intangible assets are as follows:

		April 3, 2010		October 3, 2009
	Weighted-	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life (years)	Amount	Amortization	Amount	Amortization

Customer-related	10	$139,992	$(41,700)	$142,555	$(34,748)
Program-related	18	62,710	(3,301)	61,599	(1,475)
Technology-related	9	50,167	(18,780)	50,698	(15,955)
Marketing-related	9	22,497	(11,209)	22,616	(10,109)
Contract-related	3	3,312	(552)	3,000	—
Artistic-related	10	25	(21)	25	(20)

Acquired intangible assets	11	$278,703	$(75,563)	$280,493	$(62,307)

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
Amortization of acquired intangible assets was $6,869 and $13,977 for the three and six months ended April 3, 2010 and $4,410 and $7,851 for the three and six months ended March 28, 2009, respectively. Based on acquired intangible assets recorded at April 3, 2010, amortization is expected to be approximately $27,000 in 2010, $26,000 in 2011, $25,000 in 2012, $22,000 in 2013 and $19,000 in 2014.

Note 5 — Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009

Warranty accrual at beginning of period	$13,749	$10,904	$14,675	$10,015
Additions from acquisitions	—	599	—	682
Warranties issued during current period	1,693	903	3,427	2,830
Adjustments to pre-existing warranties	(3)	1,079	(101)	1,728
Reductions for settling warranties	(913)	(1,773)	(3,425)	(3,304)
Foreign currency translation	(344)	(240)	(394)	(479)

Warranty accrual at end of period	$14,182	$11,472	$14,182	$11,472

Note 6 — Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At April 3, 2010, we had interest rate swaps with notional amounts totaling $50,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 3.8%, including the applicable margin of 200 basis points as of April 3, 2010. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps in 2012.
We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments and, to a much lesser extent, receipts. To mitigate exposure in movements between various currencies, primarily the British pound and Philippine peso, we had outstanding foreign currency forwards with notional amounts of $22,787 at April 3, 2010. These contracts mature at various times through the third quarter of 2011.
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
Activity in Accumulated Other Comprehensive Income (Loss) (AOCI) related to these derivatives during the first six months of 2010 is summarized below:

	Pre-tax	Income	After-Tax
	Amount	Tax	Amount

Balance at October 3, 2009	$(262)	$73	$(189)
Net increase in fair value of derivatives	116	(51)	65
Net reclassification from AOCI into earnings	(88)	11	(77)

Accumulated loss at April 3, 2010	$(234)	$33	$(201)

Activity and classification of derivatives for the six months ended April 3, 2010 are as follows:

	Classification of net gain	Net reclassification from	Net deferral in AOCI of
	(loss) recognized in	AOCI into earnings	derivatives
	earnings	(effective portion)	(effective portion)

Interest rate swaps	Interest expense	$(433)	$(293)
Foreign currency forwards	Cost of sales	521	409

Net gain		$88	$116

Derivatives not designated as hedging instruments
We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $121,730 at April 3, 2010. The foreign currency forwards are recorded in the consolidated balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded a net loss of $932 and $3,504 for the three and six months ended April 3, 2010 on the foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances.
Summary of derivatives
The fair value and classification of derivatives on the consolidated balance sheet as of April 3, 2010 are summarized as follows:

	Other		Other	Other
	current	Other	accrued	long-term
	assets	assets	liabilities	liabilities

Derivatives designated as hedging instruments:
Foreign currency forwards	$454	$14	$588	$—
Interest rate swaps	—	—	95	63

	$454	$14	$683	$63

Derivatives not designated as hedging instruments:
Foreign currency forwards	$1,258	$—	$1,370	$—

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
Our derivatives are valued using various pricing models or discounted cash flow analyses that incorporate observable market data, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy.
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of April 3, 2010:

	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards	Other current assets	$—	$1,712	$—	$1,712
Foreign currency forwards	Other assets	—	14	—	14
Foreign currency forwards	Other accrued liabilities	—	(1,958)	—	(1,958)
Interest rate swaps	Other accrued liabilities	—	(95)	—	(95)
Interest rate swaps	Other long-term liabilities	—	(63)	—	(63)

Net fair value		$—	$(390)	$—	$(390)

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At April 3, 2010, the fair value of long-term debt was $767,858 compared to its carrying value of $776,879. The fair value of long-term debt was estimated based on quoted market prices.
Note 8 — Restructuring
We initiated restructuring plans to better align our cost structure with lower sales activity associated with the global recession. The restructuring actions taken have or will result in workforce reductions, primarily in the U.S., the Philippines and Europe.
Restructuring expense by segment related to severance is summarized as follows:

	Three Months	Six Months
	Ended	Ended
	April 3,	April 3,
	2010	2010

Aircraft Controls	$971	$2,163
Industrial Systems	87	481
Components	179	418
Medical Devices	83	77

Total	$1,320	$3,139

Restructuring expense related to these actions was $15,067 in 2009. We anticipate additional amounts for the remainder of 2010, primarily in Industrial Systems. Payments related to these severance benefits are expected to be paid in full by the end of 2010.

Restructuring activity for the six months ended April 3, 2010 is as follows:

Severance

Restructuring accrual at beginning of period	$14,332
Restructuring charges	3,399
Expense adjustments for prior year accruals	(260)
Cash payments	(9,711)
Foreign currency translation	(406)

Restructuring accrual at end of period	$7,354

Note 9 — Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009

Service cost	$4,679	$3,494	$9,359	$6,988
Interest cost	6,766	6,382	13,533	12,764
Expected return on plan assets	(8,836)	(7,981)	(17,672)	(15,962)
Amortization of prior service cost	51	74	101	148
Amortization of actuarial loss	1,238	211	2,475	422

Pension expense for defined benefit plans	3,898	2,180	7,796	4,360
Pension expense for defined contribution plans	1,745	1,626	3,473	2,980

Total pension expense for U.S. plans	$5,643	$3,806	$11,269	$7,340

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009

Service cost	$786	$870	$1,604	$1,755
Interest cost	1,479	1,380	3,042	2,805
Expected return on plan assets	(902)	(829)	(1,846)	(1,700)
Amortization of prior service credit	(13)	(12)	(27)	(24)
Amortization of actuarial loss	128	110	261	228

Pension expense for defined benefit plans	1,478	1,519	3,034	3,064
Pension expense for defined contribution plans	1,449	429	2,879	840

Total pension expense for non-U.S. plans	$2,927	$1,948	$5,913	$3,904

During the six months ended April 3, 2010, we made contributions to our defined benefit pension plans of $12,000 to the U.S. plans and $2,099 to the non-U.S. plans. We anticipate contributing approximately $12,000 more to the U.S. plans and approximately $2,000 more to the non-U.S. plans for a total of approximately $28,000 in 2010.

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009

Service cost	$143	$104	$286	$209
Interest cost	336	341	672	683
Amortization of transition obligation	99	99	198	197
Amortization of prior service cost	54	67	108	134
Amortization of actuarial loss	210	96	420	192

Total periodic post-retirement benefit cost	$842	$707	$1,684	$1,415

Note 10 — Income Taxes
The effective tax rate for the three and six months ended April 3, 2010 is lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes as a significant portion of earnings came from foreign operations with lower tax rates. The effective tax rate for the six months ended March 28, 2009 is lower than would be expected as a result of our decision to repatriate approximately $31,000 of cash to the U.S. from our Japanese subsidiary, resulting in a $4,850 foreign tax credit, which reduced our U.S. tax provision. In addition, we recorded a benefit in the first quarter of 2009 related to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under the TARP legislation.

Note 11 — Shareholders’ Equity
The changes in shareholders’ equity for the six months ended April 3, 2010 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning and end of period	$51,280	43,471,373	7,808,340

ADDITIONAL PAID-IN CAPITAL
Beginning of period	381,099
Equity-based compensation expense	3,678
Issuance of Treasury shares at more than cost	359
Income tax effect of equity-based compensation	54
Adjustment to market — SECT	2,462

End of period	387,652

RETAINED EARNINGS
Beginning of period	772,639
Net earnings	46,562

End of period	819,201

TREASURY STOCK
Beginning of period	(47,733)	(2,303,699)	(3,305,971)
Issuance of treasury shares	514	96,259	—
Purchase of treasury shares	(534)	(19,761)	—

End of period	(47,753)	(2,227,201)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(11,426)	—	(398,552)
Issuance of shares	1,071	—	39,844
Purchase of shares	(327)	—	(10,000)
Adjustment to market — SECT	(2,462)	—	—

End of period	(13,144)	—	(368,708)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of period	(80,826)
Foreign currency translation adjustment	(13,822)
Retirement liability adjustment	1,682
Increase in accumulated loss on derivatives	(12)

End of period	(92,978)

TOTAL SHAREHOLDERS’ EQUITY	$1,104,258	41,244,172	4,133,661

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
Note 13 — Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended

	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009

Weighted-average shares outstanding — Basic	45,374,912	42,535,691	45,349,131	42,571,490
Dilutive effect of equity-based awards	355,340	288,100	312,433	333,450

Weighted-average shares outstanding — Diluted	45,730,252	42,823,791	45,661,564	42,904,940

On October 2, 2009, we completed the offering and sale of 2,675,000 shares of Class A common stock at a price of $29.50 per share.
Note 14 — Comprehensive Income
The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended

	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009

Net earnings	$25,001	$23,692	$46,562	$53,962
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,396)	(15,288)	(13,822)	(35,858)
Retirement liability adjustment, net of tax of $660, $235, $1,321 and $472, respectively	707	420	1,682	1,621
Decrease (increase) in accumulated loss on derivatives	(778)	208	(12)	(149)

Comprehensive income	$12,534	$9,032	$34,410	$19,576

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

	April 3,	October 3,
	2010	2009

Cumulative foreign currency translation adjustment	$29,900	$43,722
Accumulated retirement liability adjustments	(122,677)	(124,359)
Accumulated loss on derivatives	(201)	(189)

Accumulated other comprehensive (loss) income	$(92,978)	$(80,826)

Note 15 — Segment Information
Below are sales and operating profit by segment for the three and six months ended April 3, 2010 and March 28, 2009 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Six Months Ended

	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009

Net sales:
Aircraft Controls	$188,753	$162,025	$363,813	$325,173
Space and Defense Controls	79,084	68,320	148,575	139,702
Industrial Systems	120,441	104,512	256,793	214,547
Components	89,839	84,504	174,745	166,008
Medical Devices	32,371	33,974	61,740	53,993

Net sales	$510,488	$453,335	$1,005,666	$899,423

Operating profit (loss) and margins:
Aircraft Controls	$19,575	$14,519	$37,185	$28,019
	10.4%	9.0%	10.2%	8.6%
Space and Defense Controls	8,678	9,806	16,197	23,386
	11.0%	14.4%	10.9%	16.7%
Industrial Systems	8,139	10,860	19,320	22,359
	6.8%	10.4%	7.5%	10.4%
Components	14,396	15,049	26,518	30,050
	16.0%	17.8%	15.2%	18.1%
Medical Devices	12	(77)	151	(2,301)
	0.0%	(0.2%)	0.2%	(4.3%)

Total operating profit	50,800	50,157	99,371	101,513
	10.0%	11.1%	9.9%	11.3%
Deductions from operating profit:
Interest expense	9,248	9,422	19,976	19,023
Equity-based compensation expense	894	1,031	3,678	3,620
Corporate expenses and other	5,163	3,202	10,770	5,995

Earnings before income taxes	$35,495	$36,502	$64,947	$72,875

Note 16 — Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (FASB) issued new standards for business combinations as codified in Accounting Standards Codification (ASC) 805-10. The objective of the new standard is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for the acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired or a gain from a bargain purchase. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have adopted this standard as of October 4, 2009.
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
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements.” The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” (“ASU 2010-09”) which amends ASC 855, “Subsequent Events,” to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The ASU was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

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
We intend to increase our revenue base and improve our profitability and cash flows from operations by building on our market leadership positions, by strengthening our niche market positions in the principal markets we serve and by extending our participation on the platforms we supply by providing more systems solutions. We also expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence. Our strategy to achieve our objectives includes:
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
In 2009, we completed eight business combinations within four of our segments. We completed two acquisitions in our Aircraft Controls segment, both of which are located in the U.K., for a total purchase price of $136 million. These acquisitions complement our flight control actuation business and expand our business in ground-based air navigation systems. We acquired one business in our Space and Defense Controls segment for $45 million that expands our capabilities in the security and surveillance markets. We completed three acquisitions in our Industrial Systems segment, two of which specialize in systems and blade controls of turbines for the wind energy market, for a total of $110 million, which includes $28 million for a 40% ownership paid in 2008 for one of the acquired companies. We also completed two acquisitions in our Medical Devices segment for a total purchase price of $36 million expanding our portfolio to include syringe style pumps, proprietary medical devices and contract manufacturing of disposables as well as microbiology, toxicology and sterilization services.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended		Six Months Ended

	April 3,	March 28,	April 3,	March 28,
(dollars in millions)	2010	2009	2010	2009

Net sales	$510.5	$453.3	$1,005.7	$899.4
Gross margin	29.0%	29.9%	29.1%	30.4%
Research and development expenses	$25.5	$24.2	$49.4	$49.3
Selling, general and administrative expenses as a percentage of sales	14.9%	15.2%	15.3%	15.3%
Restructuring expense	$1.3	$—	$3.1	$—
Interest expense	$9.3	$9.4	$20.0	$19.0
Effective tax rate	29.6%	35.1%	28.3%	26.0%
Net earnings	$25.0	$23.7	$46.6	$54.0

Net sales increased $57 million, or 13%, in the second quarter of 2010 compared to 2009 predominantly as a result of incremental sales from recent acquisitions.
Net sales increased $106 million, or 12%, for the first half of the year. Our sales were positively impacted by $136 million of incremental sales from recent acquisitions, particularly in Aircraft Controls and Industrial Systems, partially offset by continued negative effects of the global recession, most significantly in Industrial Systems.
Our gross margin was lower in the second quarter of 2010 compared to 2009, reflecting the impact of lower gross margin products attributable to the recent acquisitions of wind energy and high lift actuation businesses. Our gross margin was also lower in the first half of 2010 compared to 2009 due to the impact of the acquisitions on the product mix, partially offset by lower contract loss reserve charges in the first half of 2010 compared to 2009. The loss reserves are primarily within our Aircraft Controls segment.
Research and development expenses remained relatively unchanged in the second quarter and first half of 2010 compared to the same periods of 2009, as reduced expenses for the Boeing 787 have been offset by increases for the Airbus A350 program and the impact from acquisitions.
Selling, general and administrative expenses as a percentage of sales were lower in the second quarter of 2010 compared to the same period last year. The decrease is a result of the impact of recent acquisitions that have lower selling, general and administrative cost structures, which more than offset increased costs in our core businesses.
We incurred $1 million and $3 million of restructuring charges for severance in the second quarter and first six months of 2010, respectively, primarily in Aircraft Controls. We expect that payment of these restructuring costs will be complete by the end of 2010.
The effective tax rate for the second quarter of 2010 is lower than the same period last year as a result of an adjustment in the second quarter of 2009 in which we reduced our projected earnings in foreign operations with lower tax rates. The effective tax rate in the first half of 2010 is higher than the same period of 2009 as a result of $5 million of foreign tax credits in 2009 from the repatriation of $31 million of cash to the U.S. from our Japanese subsidiary in 2009, partially offset by a greater proportion of 2010 earnings coming from foreign operations with lower tax rates.
Net earnings increased 6% in the second quarter of 2010; however, diluted earnings per share were unchanged, reflecting additional shares outstanding from a stock offering completed at the end of 2009. Net earnings and diluted earnings per share decreased 14% and 19%, respectively, in the first half of 2010.
2010 Outlook — We expect sales in 2010 to increase by 14% to approximately $2.1 billion reflecting increases in all of our segments, primarily from recent acquisitions, especially in Industrial Systems and Aircraft Controls. We expect operating margins to be approximately 10.0% in 2010 compared to 9.3% in 2009. We expect operating margins to increase in Aircraft Controls, Industrial Systems and Medical Devices and decrease in Space and Defense Controls and Components. Restructuring costs are estimated to be $5 million in 2010 resulting from the continuation of staff reduction plans started in 2009. We expect net earnings to increase to $107 million and diluted earnings per share to increase by 19% to $2.35.

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
Aircraft Controls

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(dollars in millions)	2010	2009	2010	2009

Net sales — military aircraft	$114.0	$102.2	$222.7	$205.1
Net sales — commercial aircraft	64.8	53.3	122.1	110.9
Net sales — navigation aids	10.0	6.5	19.0	9.2

	$188.8	$162.0	$363.8	$325.2
Operating profit	$19.6	$14.3	$37.2	$28.0
Operating margin	10.4%	9.0%	10.2%	8.6%
Backlog			$510.6	$404.7

Net sales in Aircraft Controls increased $27 million, or 16%, in the second quarter of 2010 from the second quarter of 2009. The recent acquisition of the high lift actuation business located in Wolverhampton, UK in the fourth quarter of 2009 contributed $26 million. Military aircraft sales increased $12 million as the Wolverhampton operation contributed $12 million of incremental sales. In our core business, a $6 million increase on the V-22 Osprey was offset by a $3 million decrease on the F-35 program as we have begun to shift work from the development phase into the low-rate initial production phase. There were also smaller decreases on other programs. Commercial aircraft sales increased $11 million as Wolverhamption contributed $14 million of incremental sales. Increased sales to Boeing were more than offset by an $8 million decrease in business jets as this business continues to be affected by the economic downturn. Navigation aids increased $4 million as a result of incremental sales from the Fernau acquisition, which was completed in the second quarter of 2009.
Net sales in Aircraft Controls increased $39 million, or 12%, in the first half of 2010 with Wolverhampton contributing $47 million. Military aircraft sales increased $18 million as Wolverhampton contributed $22 million of incremental sales. Military aftermarket and the V-22 production program sales increased $8 million and $7 million, respectively, which offset the decrease on the F-35 program. Commercial aircraft sales increased $11 million as $25 million of incremental sales from Wolverhampton more than offset the decrease of $14 million in business jets. Navigation aids increased $10 million as a result of the incremental sales from the Fernau acquisition.
Our operating margin was higher in the second quarter of 2010 compared to 2009 as research and development spending as a percentage of sales declined and we had a more favorable product mix. These benefits were partially offset by $2 million of increased contract loss reserve charges and $1 million of restructuring charges incurred in 2010.
Our operating margin was higher in the first half of 2010 as a result of lower research and development spending as a percentage of sales and $4 million of lower contract loss reserve charges. These benefits were partially offset by $2 million of restructuring charges incurred in 2010.
The higher level of twelve-month backlog for Aircraft Controls at April 3, 2010 compared to March 28, 2009 reflects the Wolverhampton acquisition along with strong military aircraft orders.
2010 Outlook for Aircraft Controls — We expect sales in Aircraft Controls to increase 12% to $742 million in 2010. Military aircraft sales are expected to increase 4% to $433 million as sales from Wolverhampton are expected to more than offset decreases on the F-35 program. Commercial aircraft sales are expected to increase 23% to $263 million, principally related to the Wolverhampton acquisition and increased sales to Boeing more than offsetting a decrease in business jets. Navigation aids are expected to increase to $46 million due in large part to the incremental sales from a full year of owning Fernau. We expect our operating margin to be 10.1% in 2010, an improvement from 7.9% in 2009, resulting from lower research and development spending as a percentage of sales and improved cost performance on various production programs.

Space and Defense Controls

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(dollars in millions)	2010	2009	2010	2009

Net sales	$79.1	$68.3	$148.6	$139.7
Operating profit	$8.7	$9.8	$16.2	$23.4
Operating margin	11.0%	14.4%	10.9%	16.7%
Backlog			$208.4	$164.2

Net sales in Space and Defense Controls increased $11 million, or 16%, in the second quarter of 2010 compared to the second quarter of 2009. Sales of launch vehicles increased $5 million as revenue on the Orbital Sciences’ Taurus II (Taurus) was higher. Sales of tactical missiles increased $3 million primarily a result of increased sales of the Hellfire missile. Sales of defense controls increased $3 million as a result of strong sales on the Driver’s Vision Enhancer (DVE) program more than offsetting declines in other defense control products. Sales in our NASA business increased $2 million primarily from activity on the Ares I launch vehicle. Offsetting those increases were modest declines is a few of our other markets, including $2 million in vibration controls.
Net sales in Space and Defense Controls increased $9 million, or 6%, in the first half of 2010 compared to the first half of 2009. Sales of launch vehicles increased $7 million, principally from the Taurus program. Sales of tactical missiles increased $6 million mainly from the Hellfire missile. Sales increased in homeland security by $4 million as a result of our acquisition of Videolarm in the second quarter of 2009 and sales in our NASA business increased $3 million. Offsetting those increases was a decline of $12 million in sales of defense controls, reflecting the strong sales on the DVE program in the first half of 2009.
Our operating margin for Space and Defense Controls decreased in the second quarter and first half of 2010. This decrease primarily relates to a more favorable product mix in the second quarter of 2009 and the strong volume and profitability on the DVE program in the first quarter of 2009.
The higher level of twelve-month backlog at April 3, 2010 compared to March 28, 2009 relates primarily to increased orders for tactical missiles and NASA programs.
2010 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase $46 million, or 17%, to $320 million in 2010. We expect sales increases in tactical missiles, launch vehicles, NASA programs and homeland security. We expect our operating margin in 2010 to decrease to 11.2% from 14.6% in 2009, primarily the result of a larger proportion of sales in 2010 coming from lower margin cost plus development work.

Industrial Systems

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(dollars in millions)	2010	2009	2010	2009

Net sales	$120.4	$104.5	$256.8	$214.5
Operating profit	$8.1	$10.9	$19.3	$22.4
Operating margin	6.8%	10.4%	7.5%	10.4%
Backlog			$237.2	$134.2

Net sales in Industrial Systems increased $16 million, or 15%, in the second quarter of 2010 compared to 2009. The acquisitions of LTi REEnergy and Insensys accounted for $25 million of increased sales in the wind energy market. Sales for plastic making machinery increased $6 million as a result of strong demand, particularly in Europe. Offsetting those increases were lower sales in many of our major markets as a result of the global recession which first started to affect our industrial business in 2009. Sales in the motion simulation business, heavy industry and power generation declined $3 million each.
Net sales in Industrial Systems increased $42 million, or 20%, in the first half of 2010. The acquisitions accounted for $69 million of increased sales in the wind energy market. Offsetting the incremental sales from these acquisitions were lower sales in many of our major markets as a result of the global recession. Sales in the motion simulation business decreased $9 million, power generation declined $7 million and sales for controls for metal forming presses decreased $4 million.
Our operating margin for Industrial Systems decreased in the second quarter of 2010 compared to the second quarter 2009. This decrease is a result of low profitability on the sales volume of the wind energy businesses in 2010 and the impact of $2 million of equity earnings recorded in the second quarter of 2009 for our 40% ownership of LTi REEnergy.
Our operating margin for Industrial Systems decreased in the first half of 2010 compared to the first half of 2009. This decrease is a result of the lower sales volume in 2010, excluding the effects of the acquired companies, and the impact of $4 million of equity earnings recorded in the first half of 2009 for LTi REEnergy.
The higher level of twelve-month backlog for Industrial Systems at April 3, 2010 compared to March 28, 2009 primarily relates to the backlog from acquired companies.
2010 Outlook for Industrial Systems — We expect sales in Industrial Systems to increase 22% to $553 million in 2010. We expect sales to increase $96 million for wind energy as a result of the LTi REEnergy and Insensys acquisitions. Sales, excluding the effects of acquired businesses, will be relatively flat compared to the prior year. We expect sales increases in plastics making machinery and test equipment to be offset by declines in power generation, motion simulators and heavy industry. We expect our operating margin to increase to 7.7% in 2010 from 6.8% in 2009. The expected increase in our operating margin will reflect lower restructuring charges and higher sales volume, partially offset by the impact of the equity earnings from our 40% ownership of LTi REEnergy in 2009.

Components

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(dollars in millions)	2010	2009	2010	2009

Net sales	$89.8	$84.5	$174.7	$166.0
Operating profit	$14.4	$15.0	$26.5	$30.1
Operating margin	16.0%	17.8%	15.2%	18.1%
Backlog			$164.1	$193.7

Net sales in Components increased $5 million, or 6%, in the second quarter of 2010 compared to the second quarter of 2009. Sales increased in all of our markets except for marine. Aircraft sales increased $6 million across multiple programs, including fiber optic controls on the Eurofighter, the Guardian program and systems for the Black Hawk helicopter and V-22 tilt rotor aircraft. Industrial sales increased $2 million primarily from slip ring sales to Sinovel, one of China’s largest wind turbine manufacturers. Sales of space and defense controls increased $1 million, primarily driven by a new contract for a slip ring system on the Common Remotely Operated Weapons Station (CROWS) system. Marine sales decreased $5 million, mostly for equipment used on undersea robots as demand has declined in line with the price of oil.
Net sales in Components increased $9 million, or 5%, in the first half of 2010. Aircraft sales increased $11 million across multiple programs. Sales of space and defense controls increased $6 million, primarily driven by the new contract on the CROWS system. Marine sales decreased $8 million, mostly for equipment used on undersea robots.
Our operating margin decreased in the second quarter and first half of 2010 compared to 2009 as a result of the sales mix shift toward more aerospace and defense sales and away from marine products.
The lower level of twelve-month backlog at April 3, 2010 compared to March 28, 2009 primarily relates to slowing orders for defense controls, marine products and military aircraft programs.
2010 Outlook for Components — We expect sales in Components to increase to $356 million in 2010. We expect a sales increase of $20 million in aircraft, which is primarily driven by the Guardian program. We also expect a $5 million increase from industrial markets, primarily from slip rings for wind turbines. Sales in the medical market will remain flat. We expect sales decreases within space and defense controls and the marine market. We expect our operating margin in 2010 to be 15.1%, slightly lower than the 16.1% we achieved in 2009 due to the sales mix.

Medical Devices

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(dollars in millions)	2010	2009	2010	2009

Net sales	$32.3	$34.0	$61.7	$54.0
Operating profit (loss)	$—	$(0.1)	$0.2	$(2.3)
Operating margin	0.0%	(0.2%)	0.2%	(4.3%)
Backlog			$11.0	$16.4

Net sales in Medical Devices decreased $2 million, or 5%, in the second quarter of 2010 compared to the second quarter of 2009. Sales in the second quarter of 2009 reached a record high, benefiting from strong infusion pump sales including a large one-time order for enteral pumps.
Net sales in Medical Devices increased $8 million, or 14%, in the first half of 2010 compared to the first half of 2009. The acquisitions of Aitecs and Ethox International contributed $5 million of incremental sales. Sales of administration sets also increased $3 million, or 18%.
Our operating margin was around breakeven in the second quarters of 2010 and 2009. In 2010, we experienced $1 million of start up costs for a new production facility in Costa Rica. We also recorded a loss on the sale of our machine shop in Southern California. In 2009, we recorded $1 million of costs for a voluntary software modification for certain of our enteral feeding pumps.
Our operating margin increased in the first half of 2010 as a result of the higher sales volume and lower costs as a result of $1 million of first year purchase accounting adjustments for the Aitecs and Ethox acquisitions in 2009.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2010 Outlook for Medical Devices — We expect sales in Medical Devices to increase $18 million, or 16%, to $129 million in 2010. We expect sales increases partly due to a broader product offering, including increases of $7 million in pumps and $5 million in administration sets. In addition, we expect $3 million of incremental sales from a full year of owning Aitecs and Ethox. We expect our operating margin to be 2.6% as a result of the sales volume increases and cost improvements expected in the latter half of the year.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
	April 3,	March 28,
(dollars in millions)	2010	2009

Net cash provided (used) by:
Operating activities	$83.8	$48.3
Investing activities	(28.6)	(180.6)
Financing activities	(46.1)	118.5

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities increased in the first six months of 2010 compared to 2009, primarily due to lower inventory levels in 2010 as a result of improved inventory control management.
Investing activities
Net cash used by investing activities in the first six months of 2010 includes $28 million for capital expenditures. Net cash used by investing activities in the first six months of 2009 includes $149 million for various acquisitions, consisting of $14 million for Berkeley Process Controls, $21 million for Aitecs, $8 million for Ethox, $15 million for Insensys, $45 million for Videolarm and $46 million for Fernau Avionics. Net cash used by investing activities also included $43 million for capital expenditures in the first half of 2009. The 2009 amounts were partially offset by the redemption of $12 million of supplemental retirement plan investments that were used to purchase $13 million par value of the Company’s 6.25% senior subordinated notes.
Financing activities
Net cash used by financing activities in the first six months of 2010 primarily reflects pay downs on our U.S. credit facility. Net cash provided by financing activities in the first six months of 2009 reflects borrowings on our U.S. credit facility to fund most of the acquisitions and $7 million used for our share repurchase program. The 2009 amounts were partially offset by the redemption of $13 million par value of the Company’s senior subordinated notes.
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
Our largest credit facility is our U.S. credit facility, which matures on March 14, 2013. It consists of a $750 million revolver and had an outstanding balance of $385 million at April 3, 2010. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 200 basis points at April 3, 2010. The credit facility is secured by substantially all of our U.S. assets.
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
At April 3, 2010, we had $388 million of unused borrowing capacity, including $356 million from the U.S. credit facility after considering standby letters of credit. Our ability to utilize the unused borrowing capacity is limited by the maximum leverage ratio covenant, which would restrict borrowings to an additional $350 million as of April 3, 2010.
Net debt to capitalization was 39% at April 3, 2010 and 41% at October 3, 2009. The decrease in net debt to capitalization is primarily due to debt reductions funded by our positive cash flow and net earnings in the first six months of 2010.
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
Industrial
Approximately 29% of our 2009 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. We are experiencing challenges as the economy recovers from the global recession. These challenges include reacting to slow demand for industrial automation equipment, steel and automotive manufacturing as customers manage inventory levels.
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

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-quarter of our 2009 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During the first six months of 2010, foreign currencies generally strengthened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $15 million compared to the same period one year ago. During 2009, foreign currencies generally weakened against the U.S. dollar and the translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $49 million compared to 2008.

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
PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes our purchases of our common stock for the quarter ended April 3, 2010.

				(d) Maximum
			(c) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
			Part of Publicly	yet be
	(a) Total Number	(b) Average	Announced	Purchased
	of Shares	Price Paid Per	Plans or	Under the Plans
Period	Purchased (1)(2)	Share	Programs (3)	or Programs(3)

January 3, 2010 - January 31, 2010	6,842	$29.23	—	766,400
February 1, 2010 - February 28, 2010	10,000	$32.73	—	766,400
March 1, 2010 - April 3, 2010	—	$—	—	766,400

Total	16,842	$31.31	—	766,400

(1)	In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of employee stock options. During January, we accepted the delivery of 6,842 shares at $29.23 per share in connection with the exercise of stock options.

(2)	Purchases in February consisted of 10,000 shares of class B common stock from the Moog family at $32.73 per share.

(3)	In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management. The transactions will be made in accordance with rules and regulations of the U.S. Securities and Exchange Commission and other rules that govern such purchases. The approximate dollar value of the maximum number of shares that may yet be purchased as determined by the Class A Stock price on the last day of the quarter is $27 million.

Item 5. Other Information
The Company’s Annual Meeting of Shareholders was held on January 13, 2010. The following matters were submitted to a vote of security holders at the Annual Meeting.
(a) The nominees to the Board of Directors were elected based on the following votes:

Nominee	For	Authority Withheld	Broker Non-Votes
Class A
Robert R. Banta	18,613,516	12,823,001	2,284,678

Class B
Kraig H. Kayser	3,952,847	21,726	217,593
Robert H. Maskrey	3,924,066	50,507	217,593
Albert F. Myers	3,953,344	21,229	217,593
The terms of the following directors continued after the Annual Meeting: Richard A. Aubrecht, Peter J. Gundermann and John D. Hendrick (Class B directors through 2012); Brian J. Lipke (Class A director through 2012); Joe C. Green and Raymond W. Boushie (Class B directors through 2011); and Robert T. Brady (Class A director through 2011).

(b)	The appointment of Ernst & Young LLP as auditors was approved based on the following votes:

Class A*: For, 31,828,433; Against, 1,872,892; Abstain, 19,870.

Class B: For, 4,165,397; Against 17,511; Abstain, 9,258.

*	Other than on matters relating to the election of directors or as required by law, where the holders of Class A shares and Class B shares vote as a separate class, each Class A share is entitled to one-tenth vote per share, and each Class B share is entitled to one vote per share.
Item 6. Exhibits
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc. (Registrant)
Date: May 11, 2010	By	/s/ Robert T. Brady
Robert T. Brady
Chairman Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2010	By	/s/ John R. Scannell
John R. Scannell
Vice President Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2010	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President — Finance

Date: May 11, 2010	By	/s/ Jennifer Walter
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