Form 10-Q
period 2010-07-03
MOOG INC
filed 2010-08-10
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of August 5, 2010 was:
Class A common stock, $1.00 par value 41,251,138 shares
Class B common stock, $1.00 par value 4,130,643 shares

MOOG inc.
QUARTERLY REPORT ON FORM 10-Q

		PAGE
PART 1 FINANCIAL INFORMATION

Item 1	Financial Statements:

	Consolidated Condensed Balance Sheets July 3, 2010 and October 3, 2009	3

	Consolidated Condensed Statements of Earnings Three and Nine Months Ended July 3, 2010 and June 27, 2009	4

	Consolidated Condensed Statements of Cash Flows Nine Months Ended July 3, 2010 and June 27, 2009	5

	Notes to Consolidated Condensed Financial Statements	6 - 16

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17- 30

Item 3	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4	Controls and Procedures	31

PART II OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6	Exhibits	32

SIGNATURES		33
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
MOOG inc.
Consolidated Condensed Balance Sheets
(Unaudited)

	July 3,	October 3,
(dollars in thousands)	2010	2009

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$91,116	$81,493
Receivables	575,982	547,571
Inventories	474,714	484,261
Other current assets	98,642	97,073

TOTAL CURRENT ASSETS	1,240,454	1,210,398

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $470,619 and $445,426, respectively	474,220	481,726
GOODWILL	697,704	698,459
INTANGIBLE ASSETS, net	207,209	220,311
OTHER ASSETS	20,818	23,423

TOTAL ASSETS	$2,640,405	$2,634,317

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable	$3,333	$16,971
Current installments of long-term debt	1,745	1,541
Accounts payable	129,701	125,257
Customer advances	80,566	66,811
Contract loss reserves	37,899	50,190
Other accrued liabilities	201,609	185,491

TOTAL CURRENT LIABILITIES	454,853	446,261

LONG-TERM DEBT, excluding current installments
Senior debt	398,580	435,944
Senior subordinated notes	378,618	378,630
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	206,537	225,747
DEFERRED INCOME TAXES	81,317	76,910
OTHER LONG-TERM LIABILITIES	3,146	5,792

TOTAL LIABILITIES	1,523,051	1,569,284

SHAREHOLDERS’ EQUITY
Common stock	51,280	51,280
Other shareholders’ equity	1,066,074	1,013,753

TOTAL SHAREHOLDERS’ EQUITY	1,117,354	1,065,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,640,405	$2,634,317

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(dollars in thousands, except per share data)	2010	2009	2010	2009
NET SALES	$536,775	$445,160	$1,542,441	$1,344,583
COST OF SALES	380,828	319,410	1,094,191	945,213

GROSS PROFIT	155,947	125,750	448,250	399,370
Research and development	25,780	22,805	75,166	72,127
Selling, general and administrative	79,296	70,545	233,521	208,550
Restructuring	1,653	9,946	4,792	9,946
Interest	9,387	9,471	29,363	28,494
Equity in earnings of LTi and other	(163)	(3,409)	467	(9,014)

EARNINGS BEFORE INCOME TAXES	39,994	16,392	104,941	89,267
INCOME TAXES	10,762	496	29,147	19,409

NET EARNINGS	$29,232	$15,896	$75,794	$69,858

NET EARNINGS PER SHARE
Basic	$.64	$.37	$1.67	$1.64
Diluted	$.64	$.37	$1.66	$1.63

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,371,995	42,571,843	45,356,752	42,571,608
Diluted	45,753,917	42,837,237	45,692,348	42,882,372

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 3,	June 27,
(dollars in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$75,794	$69,858
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	45,330	40,777
Amortization	22,386	14,671
Provisions for non-cash losses on contracts, inventories and receivables	34,410	30,148
Equity-based compensation expense	4,669	4,651
Other	2,454	(5,841)
Changes in assets and liabilities providing cash, excluding the effects of acquisitions:
Receivables	(35,364)	29,931
Inventories	(6,641)	(29,542)
Accounts payable	4,674	(23,703)
Customer advances	14,361	(5,599)
Accrued expenses	(27,393)	(21,021)
Accrued income taxes	10,833	(4,990)
Pension assets and liabilities	(10,585)	(13,700)
Other assets and liabilities	28	(1,739)

NET CASH PROVIDED BY OPERATING ACTIVITIES	134,956	83,901

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(28,569)	(170,681)
Purchase of property, plant and equipment	(44,717)	(63,983)
Supplemental retirement plan investment redemption	—	18,071
Other	(2,247)	(1,144)

NET CASH USED BY INVESTING ACTIVITIES	(75,533)	(217,737)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from notes payable	(14,260)	5,658
Net (repayments of) proceeds from revolving lines of credit	(29,724)	145,310
Payments on long-term debt	(2,457)	(2,775)
Redemption of senior subordinated notes	—	(18,071)
Excess tax benefits from equity-based payment arrangements	58	43
Other	1,081	(3,801)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(45,302)	126,364

Effect of exchange rate changes on cash	(4,498)	(2,328)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,623	(9,800)
Cash and cash equivalents at beginning of period	81,493	86,814

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,116	$77,014

CASH PAID FOR:
Interest	$29,018	$29,542
Income taxes, net of refunds	17,377	19,148

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG inc.
Notes to Consolidated Condensed Financial Statements
Nine Months Ended July 3, 2010
(Unaudited)
(dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended July 3, 2010 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 3, 2009. All references to years in these financial statements are to fiscal years.
Note 2 — Acquisitions
During the nine months ended July 3, 2010, we completed three business combinations within two of our segments. We completed one acquisition in our Aircraft Controls segment for $8,100 in cash, issuance of a $1,200 unsecured note and contingent consideration with an initial fair value of $1,400. This acquisition complements our military aftermarket business. We acquired two businesses in our Space and Defense Controls segment for $20,107 net of cash acquired, issuance of a $1,000 unsecured note and contingent consideration with an initial fair value of $1,600. One business specializes in turret design, fire control systems and vehicle electronics and the other expands our capabilities in the security and surveillance market.
The purchase price allocations for the 2010 acquisitions are substantially complete. Those allocations are subject to subsequent adjustment as we obtain additional information for our estimates during the respective measurement periods.
In 2009, we completed eight business combinations within four of our segments. We completed two acquisitions in our Aircraft Controls segment, both of which are located in the U.K., for a total purchase price of $136,584. We acquired the flight control actuation business of GE Aviation Systems which complements our flight control actuation business and Fernau Avionics Limited that expands our business in ground-based air navigation systems. We acquired one business, Videolarm Inc., based in Georgia, in our Space and Defense Controls segment for $44,853 that expands our capabilities in the security and surveillance markets. We completed three acquisitions in our Industrial Systems segment for a total of $109,617, which includes $28,288 for a 40% ownership paid in 2008 for one of the acquired companies: LTi REEnergy GmbH, with operations in Germany and China and Insensys Ltd., a UK-based company both specialize in systems and blade controls of turbines for the wind energy market; Berkeley Process Control, Inc., based in California manufactures motion control software and hardware. We also completed two acquisitions in our Medical Devices segment for a total purchase price of $36,510, which includes $6,814 of assumed debt: Aitecs Medical UAB, a Lithuanian-based manufacturer expands our portfolio to include syringe style pumps and Ethox International, based in New York, produces proprietary medical devices and contract manufacturing of disposables as well as microbiology, toxicology and sterilization services.
Our purchase price allocations for the 2009 acquisitions are substantially complete.
Note 3 — Inventories

	July 3,	October 3,
	2010	2009

Raw materials and purchased parts	$179,643	$206,414
Work in progress	227,291	214,021
Finished goods	67,780	63,826

Total	$474,714	$484,261

Note 4 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended July 3, 2010 are as follows:

	Balance as of	Current	Adjustment	Foreign	Balance as of
	October 3,	Year	To Prior Year	Currency	July 3,
	2009	Acquisitions	Acquisitions	Translation	2010

Aircraft Controls	$180,694	$4,766	$(8,279)	$(1,312)	$175,869
Space and Defense Controls	106,802	14,057	—	(86)	120,773
Industrial Systems	124,155	—	—	(8,474)	115,681
Components	159,359	—	—	429	159,788
Medical Devices	127,449	—	(82)	(1,774)	125,593

Total	$698,459	$18,823	$(8,361)	$(11,217)	$697,704

The components of acquired intangible assets are as follows:

		July 3, 2010		October 3, 2009
	Weighted -	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life (years)	Amount	Amortization	Amount	Amortization

Customer-related	10	$144,082	$(44,756)	$142,555	$(34,748)
Program-related	18	62,512	(4,223)	61,599	(1,475)
Technology-related	9	53,584	(20,212)	50,698	(15,955)
Marketing-related	9	22,858	(11,753)	22,616	(10,109)
Contract-related	3	3,312	(828)	3,000	—
Artistic-related	10	25	(22)	25	(20)

Acquired intangible assets	11	$286,373	$(81,794)	$280,493	$(62,307)

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
Amortization of acquired intangible assets was $7,090 and $21,067 for the three and nine months ended July 3, 2010 and $5,462 and $13,313 for the three and nine months ended June 27, 2009, respectively. Based on acquired intangible assets recorded at July 3, 2010, amortization is expected to be approximately $28,000 in 2010, $27,000 in 2011, $26,000 in 2012, $23,000 in 2013 and $20,000 in 2014.

Note 5 — Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Warranty accrual at beginning of period	$14,182	$11,472	$14,675	$10,015
Additions from acquisitions	148	2,253	148	2,935
Warranties issued during current period	1,580	1,471	5,007	4,302
Adjustments to pre-existing warranties	(158)	(56)	(259)	1,671
Reductions for settling warranties	(1,520)	(2,934)	(4,945)	(6,238)
Foreign currency translation	(261)	1,575	(655)	1,096

Warranty accrual at end of period	$13,971	$13,781	$13,971	$13,781

Note 6 — Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At July 3, 2010, we had interest rate swaps with notional amounts totaling $50,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 3.8%, including the applicable margin of 200 basis points as of July 3, 2010. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps in 2012.
We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments. To mitigate exposure in movements between various currencies, primarily the British pound and Philippine peso, we had outstanding foreign currency forwards with notional amounts of $22,896 at July 3, 2010. These contracts mature at various times through the first quarter of 2012.
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
Activity in Accumulated Other Comprehensive Income (Loss) (AOCI) related to these derivatives during the first nine months of 2010 is summarized below:

	Pre-tax	Income	After-Tax
	Amount	Tax	Amount
| | |
Balance at October 3, 2009	$(262)	$73	$(189)
Net decrease in fair value of derivatives	(736)	255	(481)
Net reclassification from AOCI into earnings	206	(63)	143

Accumulated loss at July 3, 2010	$(792)	$265	$(527)

Activity and classification of derivatives for the nine months ended July 3, 2010 are as follows:

	Classification of net gain	Net reclassification from	Net deferral in AOCI of
	(loss) recognized in	AOCI into earnings	derivatives
	earnings	(effective portion)	(effective portion)

Interest rate swaps	Interest expense	$(530)	$(512)
Foreign currency forwards	Cost of sales	324	(224)

Net loss		$(206)	$(736)

Derivatives not designated as hedging instruments
We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $124,194 at July 3, 2010. The foreign currency forwards are recorded in the consolidated balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded a net gain of $3,178 for the three months ended July 3, 2010 and a net loss of $326 for the nine months ended July 3, 2010 on the foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances.
Summary of derivatives
The fair value and classification of derivatives on the consolidated balance sheet as of July 3, 2010 are summarized as follows:

	Other		Other	Other
	current	Other	accrued	long-term
	assets	assets	liabilities	liabilities

Derivatives designated as hedging instruments:
Foreign currency forwards	$129	$—	$(567)	$(117)
Interest rate swaps	—	—	(188)	(78)

	$129	$—	$(755)	$(195)

Derivatives not designated as hedging instruments:
Foreign currency forwards	$1,904	$—	$(2,325)	$—

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of July 3, 2010:

	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards	Other current assets	$—	$2,033	$—	$2,033
Foreign currency forwards	Other accrued liabilities	—	(2,892)	—	(2,892)
Foreign currency forwards	Other long-term liabilities	—	(117)	—	(117)
Interest rate swaps	Other accrued liabilities	—	(188)	—	(188)
Interest rate swaps	Other long-term liabilities	—	(78)	—	(78)
Acquisition contingent consideration	Other accrued liabilities	—	—	(1,057)	(1,057)
Acquisition contingent consideration	Other long-term liabilities	—	—	(1,943)	(1,943)

Net fair value		$—	$(1,242)	$(3,000)	$(4,242)

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At July 3, 2010, the fair value of long-term debt was $768,980 compared to its carrying value of $778,943. The fair value of long-term debt was estimated based on quoted market prices.
Note 8 — Restructuring
We initiated restructuring plans to better align our cost structure with lower sales activity associated with the global recession. The restructuring actions taken have or will result in workforce reductions, primarily in the U.S., the Philippines and Europe.
Restructuring expense by segment related to severance is summarized as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Aircraft Controls	$144	$2,136	$2,308	$2,136
Space and Defense Controls	1,039	48	1,039	48
Industrial Systems	85	7,685	566	7,685
Components	95	77	512	77
Medical Devices	290	—	367	—

Total	$1,653	$9,946	$4,792	$9,946

Restructuring expense related to these actions was $15,067 in 2009. We do not anticipate additional amounts for the remainder of 2010. Payments related to these severance benefits are expected to be paid in full by the end of 2010.

Restructuring activity for the nine months ended July 3, 2010 is as follows:

Severance

Restructuring accrual at beginning of period	$14,332
Restructuring charges	5,052
Expense adjustments for prior year accruals	(260)
Cash payments	(12,241)
Foreign currency translation	(505)

Restructuring accrual at end of period	$6,378

Note 9 — Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Service cost	$4,680	$3,494	$14,039	$10,482
Interest cost	6,767	6,383	20,300	19,147
Expected return on plan assets	(8,836)	(7,981)	(26,508)	(23,943)
Amortization of prior service cost	51	73	152	221
Amortization of actuarial loss	1,236	211	3,711	633

Pension expense for defined benefit plans	3,898	2,180	11,694	6,540
Pension expense for defined contribution plans	1,704	1,632	5,177	4,612

Total pension expense for U.S. plans	$5,602	$3,812	$16,871	$11,152

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Service cost	$754	$867	$2,358	$2,622
Interest cost	1,389	1,435	4,431	4,240
Expected return on plan assets	(864)	(867)	(2,710)	(2,567)
Amortization of prior service credit	(13)	(11)	(40)	(35)
Amortization of actuarial loss	126	116	387	344
Curtailment loss	—	54	—	54

Pension expense for defined benefit plans	1,392	1,594	4,426	4,658
Pension expense for defined contribution plans	1,980	443	4,859	1,283

Total pension expense for non-U.S. plans	$3,372	$2,037	$9,285	$5,941

During the nine months ended July 3, 2010, we made contributions to our defined benefit pension plans of $21,000 to the U.S. plans and $3,100 to the non-U.S. plans. We anticipate contributing approximately $9,000 more to the U.S. plans and approximately $1,000 more to the non-U.S. plans for a total of approximately $34,000 in 2010.

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Service cost	$142	$104	$428	$313
Interest cost	337	342	1,009	1,025
Amortization of transition obligation	98	99	296	296
Amortization of prior service cost	53	66	161	200
Amortization of actuarial loss	211	96	631	288

Total periodic post-retirement benefit cost	$841	$707	$2,525	$2,122

Note 10 — Income Taxes
The effective tax rate for the three and nine months ended July 3, 2010 is lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes as a significant portion of earnings came from foreign operations with lower tax rates. The effective tax rate for the three months ended June 27, 2009 is lower than would be expected as a result of a cumulative adjustment from lower projected earnings for the year. In addition, our effective tax rate benefited from reversing $1,869 of accruals primarily as a result of the expiration of the U.S. Federal statute of limitations from 2005 and $759 from the closing of the U.S. Federal income tax examination audit of 2007. The effective tax rate for the nine months ended June 27, 2009 is also lower than would be expected as a result of our decision to repatriate approximately $31,000 of cash to the U.S. from our Japanese subsidiary, resulting in a $4,850 foreign tax credit, which reduced our U.S. tax provision. In addition, we recorded a benefit in the first quarter of 2009 related to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under the TARP legislation.

Note 11 — Shareholders’ Equity
The changes in shareholders’ equity for the nine months ended July 3, 2010 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning and end of period	$51,280	43,471,373	7,808,340
Conversion of Class B to Class A	—	1,400	(1,400)

End of Period	51,280	43,472,773	7,806,940

ADDITIONAL PAID-IN CAPITAL
Beginning of period	381,099
Equity-based compensation expense	4,669
Issuance of treasury shares at more than cost	433
Income tax effect of equity-based compensation	58
Adjustment to market — SECT	1,136

End of period	387,395

RETAINED EARNINGS
Beginning of period	772,639
Net earnings	75,794

End of period	848,433

TREASURY STOCK
Beginning of period	(47,733)	(2,303,699)	(3,305,971)
Issuance of treasury shares	543	101,825	—
Purchase of treasury shares	(534)	(19,761)	—

End of period	(47,724)	(2,221,635)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(11,426)	—	(398,552)
Issuance of shares	1,404	—	49,775
Purchase of shares	(766)	—	(21,548)
Adjustment to market — SECT	(1,136)	—

End of period	(11,924)	—	(370,325)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of period	(80,826)
Foreign currency translation adjustment	(31,022)
Retirement liability adjustment	2,080
Increase in accumulated loss on derivatives	(338)

End of period	(110,106)

TOTAL SHAREHOLDERS’ EQUITY	$1,117,354	41,251,138	4,130,644

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
Note 13 — Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Weighted-average shares outstanding — Basic	45,371,995	42,571,843	45,356,752	42,571,608
Dilutive effect of equity-based awards	381,922	265,394	335,596	310,764

Weighted-average shares outstanding — Diluted	45,753,917	42,837,237	45,692,348	42,882,372

On October 2, 2009, we completed the offering and sale of 2,675,000 shares of Class A common stock at a price of $29.50 per share.
Note 14 — Comprehensive Income
The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Net earnings	$29,232	$15,896	$75,794	$69,858

Other comprehensive income (loss):

Foreign currency translation adjustment	(17,200)	26,325	(31,022)	(9,533)

Retirement liability adjustment, net of tax of $704, $234, $2,025 and $706, respectively	398	(68)	2,080	1,553
Pension curtailment and remeasurement, net of tax of $0, $292, $0, and $292, respectively	—	97	—	97
Decrease (increase) in accumulated loss on derivatives	(326)	157	(338)	8

Comprehensive income	$12,104	$42,407	$46,514	$61,983

The components of accumulated other comprehensive loss, net of tax, are as follows:

	July 3,	October 3,
	2010	2009

Cumulative foreign currency translation adjustment	$12,700	$43,722
Accumulated retirement liability adjustments	(122,279)	(124,359)
Accumulated loss on derivatives	(527)	(189)

Accumulated other comprehensive loss	$(110,106)	$(80,826)

Note 15 — Segment Information
Below are sales and operating profit by segment for the three and nine months ended July 3, 2010 and June 27, 2009 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009

Net sales:
Aircraft Controls	$191,172	$161,553	$554,985	$486,726
Space and Defense Controls	87,466	64,753	236,041	204,455
Industrial Systems	128,998	102,452	385,791	316,999
Components	95,684	90,413	270,429	256,421
Medical Devices	33,455	25,989	95,195	79,982

Net sales	$536,775	$445,160	$1,542,441	$1,344,583

Operating profit (loss) and margins:
Aircraft Controls	$17,262	$12,988	$54,447	$41,007
	9.0%	8.0%	9.8%	8.4%
Space and Defense Controls	8,367	7,110	24,564	30,496
	9.6%	11.0%	10.4%	14.9%
Industrial Systems	12,244	812	31,564	23,171
	9.5%	0.8%	8.2%	7.3%
Components	18,315	14,689	44,833	44,739
	19.1%	16.2%	16.6%	17.4%
Medical Devices	(683)	(4,360)	(532)	(6,661)
	(2.0%)	(16.8%)	(0.6%)	(8.3%)

Total operating profit	55,505	31,239	154,876	132,752
	10.3%	7.0%	10.0%	9.9%
Deductions from operating profit:
Interest expense	9,387	9,471	29,363	28,494
Equity-based compensation expense	991	1,031	4,669	4,651
Corporate expenses and other	5,133	4,345	15,903	10,340

Earnings before income taxes	$39,994	$16,392	$104,941	$89,267

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
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements.” ASU Topic 820 requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. This standard is effective for us beginning in 2011 for Level 1 and 2 disclosures and in 2012 for Level 3. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.
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
OVERVIEW
We are a worldwide designer, manufacturer and integrator of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and defense, industrial and medical markets. Our aerospace and defense products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles, controls for gun aiming, stabilization and automatic ammunition loading for armored combat vehicles, and security and surveillance products. Our industrial products are used in a wide range of applications, including injection molding machines, pilot training simulators, wind energy, power generation, material and automotive testing, metal forming, heavy industry and oil exploration. Our medical products include infusion therapy pumps, enteral clinical nutrition pumps, slip rings used on CT scanners and motors used in sleep apnea devices. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, including facilities in New York, California, Utah, Virginia, North Carolina, Pennsylvania, Ohio, Georgia and Illinois, and in England, Germany, Italy, Japan, the Philippines, Ireland, India and China.
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
Challenges facing us include adjusting to global economic conditions, improving shareholder value through increased profitability while experiencing pricing pressures from customers, strong competition and increases in costs such as retirement and health care benefits. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process, manufacturing and restructuring initiatives and using low cost manufacturing facilities without compromising quality.

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
For the nine months ended July 3, 2010, we completed three business combinations within two of our segments. We completed one acquisition in our Aircraft Controls segment for a total purchase price of $11 million. This acquisition complements our military aftermarket business. We acquired two businesses in our Space and Defense Controls segment for a total purchase price of $23 million. These acquisitions expand our business in the security and surveillance and defense controls markets.
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
In October 2009, the FASB issued new standards for allocating revenue to multiple deliverables in a contract as codified in ASC 605-25. The new standard is effective for us at the beginning of 2011, with early adoption permitted. The new standard allows entities to allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, entities will be allowed to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, use of the residual method has been eliminated. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition.” This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met to applying the milestone method. The scope of this ASU is limited to the transactions involving milestones related to research and development deliverables. This statement will be effective for us in 2011. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(dollars in millions)	2010	2009	2010	2009

Net sales	$536.8	$445.2	$1,542.4	$1,344.6
Gross margin	29.1%	28.2%	29.1%	29.7%
Research and development expenses	$25.8	$22.8	$75.2	$72.1
Selling, general and administrative expenses as a percentage of sales	14.8%	15.8%	15.1%	15.5%
Restructuring expense	$1.7	$9.9	$4.8	$9.9
Interest expense	$9.4	$9.5	$29.4	$28.5
Effective tax rate	26.9%	3.0%	27.8%	21.7%
Net earnings	$29.2	$15.9	$75.8	$69.9
Net sales increased $92 million, or 21%, in the third quarter of 2010 compared to 2009. Our sales increased in all of our segments in 2010, as we experienced a significant impact of the global recession in the third quarter of 2009. Our sales in 2010 were also positively impacted by $35 million of incremental sales from recent acquisitions, particularly in Aircraft Controls and Industrial Systems.
Net sales increased $198 million, or 15%, for the first nine months of the year predominantly as a result of $171 million of incremental sales from recent acquisitions, particularly in Aircraft Controls and Industrial Systems.
Our gross margin was higher in the third quarter of 2010 compared to 2009 predominantly as a result of the increased sales volume.
Our gross margin was lower in the first nine months of 2010 compared to 2009, reflecting the impact of increased sales of lower gross margin products attributable to the recent acquisitions of wind energy and high lift actuation businesses.
Research and development expenses increased in the third quarter and first nine months of 2010 compared to the same periods of 2009 as increased expenditures for the Airbus A350 program and the impact from acquisitions were partially offset by reduced expenses for the Boeing 787.
Selling, general and administrative expenses as a percentage of sales were lower in the third quarter of 2010 compared to the same period last year as a result of the higher sales volume in 2010.
Selling, general and administrative expenses as a percentage of sales were lower for the first nine months of 2010 compared to the same period last year. The decrease is a result of the impact of recent acquisitions that have lower selling, general and administrative cost structures.

We incurred $2 million and $5 million of restructuring charges for severance in the third quarter and first nine months of 2010, respectively. We expect that payment of these restructuring costs will be complete by the end of 2010. During the third quarter of 2009, we accrued a total of $10 million of severance costs, of which $8 million was for our Industrial Systems segment as a result of the global economic downturn.
The effective tax rate for the third quarter of 2010 is significantly higher than the same period last year as a result of a cumulative adjustment in the third quarter of 2009 from lower projected earnings for the year. During the third quarter of 2009, our effective tax rate also benefited $1 million from the closing of the U.S. Federal income tax examination audit of 2007 and $1 million of additional research and development tax credits.
The effective tax rate for the first nine months of 2010 is higher than 2009 and also reflects a $5 million foreign tax credit in 2009 from the repatriation of $31 million of cash to the U.S. from our Japanese subsidiary and a benefit in 2009 related to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under the TARP legislation.
Net earnings increased 84% in the third quarter of 2010 while diluted earnings per share increased 73%, reflecting additional shares outstanding from a stock offering completed at the end of 2009. Net earnings and diluted earnings per share increased 8% and 2%, respectively, in the first nine months of 2010.
2010 Outlook – We expect sales in 2010 to increase by 13% to approximately $2.1 billion reflecting increases in all of our segments, primarily related to recent acquisitions, especially in Aircraft Controls and Industrial Systems. We expect operating margins to be approximately 10.3% in 2010 compared to 9.3% in 2009. We expect operating margins to increase in Medical Devices, Aircraft Controls and Industrial Systems, decrease in Space and Defense Controls and remain relatively flat in Components. Restructuring costs are estimated to be $5 million in 2010 resulting from the continuation of staff reduction plans started in 2009. We expect net earnings to increase to $107 million and diluted earnings per share to increase by 19% to $2.35.
2011 Outlook – We expect sales in 2011 to increase by 7% to approximately $2.2 billion reflecting increases in all of our segments. We expect operating margins to be approximately 10.9% in 2011 compared to 10.3% in 2010. We expect operating margins to increase in Medical Devices, Industrial Systems and Aircraft Controls and decrease in Space and Defense Controls and Components. We expect net earnings to increase to $124 million and diluted earnings per share to increase by 15% to $2.70.

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
Aircraft Controls

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(dollars in millions)	2010	2009	2010	2009

Net sales — military aircraft	$115.7	$103.3	$338.4	$308.3
Net sales — commercial aircraft	66.1	47.5	188.3	158.4
Net sales — navigation aids	9.4	10.8	28.3	20.0

	$191.2	$161.6	$555.0	$486.7
Operating profit	$17.3	$13.0	$54.5	$41.0
Operating margin	9.0%	8.0%	9.8%	8.4%
Backlog			$523.6	$407.2
Net sales in Aircraft Controls increased $30 million, or 18%, in the third quarter of 2010 from the third quarter of 2009. The recent acquisition of the high lift actuation business located in Wolverhampton, UK contributed $25 million. Military aircraft sales increased $13 million as the Wolverhampton operation contributed $11 million of incremental sales. In addition, a $7 million increase on the V-22 Osprey and $2 million in military aftermarket was offset by a $3 million decrease as the F-35 program shifts from the development phase into the production phase. Commercial aircraft sales increased $19 million with Wolverhampton contributing $13 million of incremental sales. Increased sales to Boeing of $13 million and Airbus of $3 million were primarily responsible for the increase in commercial aircraft sales. Navigation aids decreased $1 million due to delays in the award of certain military programs.
Net sales in Aircraft Controls increased $68 million, or 14%, in the first nine months of 2010 with Wolverhampton contributing $72 million. Military aircraft sales increased $30 million. Wolverhampton contributed $33 million of incremental sales. Military aftermarket and the V-22 production program sales increased $16 million and $15 million, respectively, which was partially offset by a decrease of $17 million on the F-35 program. Commercial aircraft sales increased $30 million as $38 million of incremental sales from Wolverhampton more than offset the decrease of $13 million in business jets. Navigation aids increased $8 million as a result of the incremental sales from the 2009 Fernau acquisition.
Our operating margin was higher in the third quarter of 2010 compared to 2009 reflecting a more favorable product mix and a decrease in research and development spending as a percentage of sales. These benefits were partially offset by $5 million of increased contract loss reserve and $1 million of restructuring charges incurred in 2010.
Our operating margin was higher in the first nine months of 2010 as a result of lower research and development spending as a percentage of sales.
The higher level of twelve-month backlog for Aircraft Controls at July 3, 2010 compared to June 27, 2009 reflects the Wolverhampton acquisition along with strong military aircraft orders.
2010 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 13% to $753 million in 2010. Military aircraft sales are expected to increase 9% to $456 million due to incremental sales from the Wolverhampton acquisition. Sales on the V-22 and military aftermarket are expected to be offset by decreases on the F-35 and other production programs. Commercial aircraft sales are expected to increase 20% to $257 million, principally related to the Wolverhampton acquisition. While sales to Boeing will increase, we expect a decrease in business jets. Navigation aids are expected to increase to $41 million due in large part to the incremental sales from a full year of owning Fernau. We expect our operating margin to be 10.2% in 2010, an improvement from 7.9% in 2009, resulting from lower research and development spending as a percentage of sales and improved cost performance on various production programs.

2011 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 6% to $797 million in 2011. Military aircraft sales are expected to increase 1% to $461 million. We expect a sales increase in military aftermarket, which will more than offset small decreases on various programs. Commercial aircraft sales are expected to increase 11% to $285 million with increases in almost all product lines, including Boeing 787 and the Challenger 300 as well as in the aftermarket. Navigation aids are expected to increase to $51 million based on military aircraft systems. We expect our operating margin to be 10.6% in 2011, an improvement from 10.2% in 2010.
Space and Defense Controls

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(dollars in millions)	2010	2009	2010	2009

Net sales	$87.5	$64.8	$236.0	$204.5
Operating profit	$8.4	$7.1	$24.6	$30.5
Operating margin	9.6%	11.0%	10.4%	14.9%
Backlog			$205.0	$162.8
Net sales in Space and Defense Controls increased $23 million, or 35%, in the third quarter of 2010 compared to the third quarter of 2009. Sales of defense controls increased $7 million as a result of strong sales on the Driver’s Vision Enhancer program more than offsetting declines in other defense control products. Sales of satellite controls increased $6 million. Sales of launch vehicles increased $4 million as revenue on the Orbital Sciences’ Taurus II (Taurus) was higher. Sales of tactical missiles increased $4 million primarily a result of increased sales of the Hellfire missile.
Net sales in Space and Defense Controls increased $32 million, or 15%, in the first nine months of 2010 compared to 2009. Sales of launch vehicles increased $11 million, principally from the Taurus program. Sales of tactical missiles increased $11 million mainly from Hellfire. Sales of satellite controls increased $8 million. Sales increased in security and surveillance by $5 million as a result of our acquisition of Videolarm in 2009. Sales also increased in our NASA business by $4 million. Offsetting those increases was a decline of $6 million in sales of defense controls, reflecting sales on the Future Combat System program in 2009.
Our operating margin for Space and Defense Controls decreased in the third quarter and first nine months of 2010. The decrease in the quarter primarily relates to $1 million of restructuring charges while the year-to-date decrease primarily relates to a larger proportion of sales coming from lower margin cost-plus development work.
The higher level of twelve-month backlog at July 3, 2010 compared to June 27, 2009 relates primarily to increased orders for tactical missiles.
2010 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase $39 million, or 14%, to $313 million in 2010. We expect sales increases in launch vehicles, tactical missiles, satellites and security and surveillance, which will benefit from the Pieper acquisition completed in the third quarter. We expect our operating margin in 2010 to decrease to 10.6% from 14.6% in 2009, primarily the result of a larger proportion of sales in 2010 coming from lower margin cost-plus development work.
2011 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase $25 million, or 8%, to $338 million in 2010. We expect sales increases in tactical missiles and in security and surveillance from a recent acquisition, which will offset a decline in satellites. We expect our operating margin in 2011 to decrease to 10.0% from 10.6% in 2010, primarily the result of product mix.

Industrial Systems

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(dollars in millions)	2010	2009	2010	2009

Net sales	$129.0	$102.5	$385.8	$317.0
Operating profit	$12.2	$0.8	$31.6	$23.2
Operating margin	9.5%	0.8%	8.2%	7.3%
Backlog			$240.2	$211.9
Net sales in Industrial Systems increased $27 million, or 26%, in the third quarter of 2010 compared to 2009. Sales in capital equipment markets increased $12 million, which includes plastic making machinery of $6 million, specialized test equipment of $3 million and metal forming presses of $2 million. The acquisitions of LTi REEnergy and Insensys also accounted for $10 million of increased sales in the wind energy market.
Net sales in Industrial Systems increased $69 million, or 22%, in the first nine months of 2010. The acquisitions accounted for $79 million of increased sales in the wind energy market. Sales also increased $13 million in plastics making machinery. Those increases were offset by lower sales in other major markets such as motion simulation of $10 million and power generation of $9 million.
Our operating margin for Industrial Systems increased in the third quarter of 2010 compared to the third quarter of 2009. This increase is a result of $8 million of restructuring charges recorded in 2009 and higher sales volume in 2010, offset by the impact of $3 million of equity earnings recorded in the third quarter of 2009 for our 40% ownership of LTi REEnergy.
Our operating margin for Industrial Systems increased in the first nine months of 2010 compared to 2009. This increase is a result of restructuring charges recorded in 2009 and higher sales volume in 2010, offset by the impact of $7 million of equity earnings recorded in the first nine months of 2009 for LTi REEnergy.
The higher level of twelve-month backlog for Industrial Systems at July 3, 2010 compared to June 27, 2009 primarily relates to increased wind energy orders in China.
2010 Outlook for Industrial Systems – We expect sales in Industrial Systems to increase 18% to $538 million in 2010. We expect sales to increase $84 million to $153 million for wind energy as a result of the LTi REEnergy and Insensys acquisitions. Sales, excluding the effects of acquired businesses, will be flat compared to 2009. We expect sales increases in plastics making machinery and test equipment to be offset by declines in motion simulators, power generation and heavy industry. We expect our operating margin to increase to 8.9% in 2010 from 6.8% in 2009. The expected increase in our operating margin will reflect lower restructuring charges and higher sales volume, partially offset by the impact of the equity earnings from our 40% ownership of LTi REEnergy in 2009.
2011 Outlook for Industrial Systems – We expect sales in Industrial Systems to increase 10% to $589 million in 2011. We expect sales to increase for wind energy. We also expect sales increases in our legacy markets of test equipment, metal forming presses, power generation and motion simulators, which will more than offset a decline in plastic making machinery. We expect that our operating margin will increase to 10.4% in 2011 from 8.9% in 2010 as a result of the higher sales volume.

Components

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(dollars in millions)	2010	2009	2010	2009

Net sales	$95.7	$90.4	$270.4	$256.4
Operating profit	$18.3	$14.7	$44.8	$44.7
Operating margin	19.1%	16.2%	16.6%	17.4%
Backlog			$160.0	$197.7
Net sales in Components increased $5 million, or 6%, in the third quarter of 2010 compared to 2009. Sales increased in all markets except for marine. Aircraft sales increased $6 million across multiple programs, including fiber optic controls on the Eurofighter. Industrial sales increased $3 million primarily from slip ring sales to wind turbine manufacturers and for industrial automated machinery. Sales for medical products increased $1 million. Sales of space and defense controls were flat as a $3 million increase for slip rings on the Common Remotely Operated Weapons Station (CROWS) system was offset by a decline in the aftermarket. Marine sales decreased $5 million as slip rings on floating production and storage vessels used for offshore drilling declined significantly.
Net sales in Components increased $14 million, or 5%, in the first nine months of 2010. Aircraft sales increased $17 million across multiple programs. Sales of space and defense controls increased $6 million, primarily driven by the new contract on the CROWS system. Industrial sales increased $5 million, primarily for slip rings for wind turbines. Marine sales decreased $13 million, mostly for equipment used on undersea robots.
Our operating margin increased in the third quarter of 2010 compared to 2009 as a result of a very favorable product mix on profitable aircraft sales.
Our operating margin decreased in the first nine months of 2010 compared to 2009 as a result of the sales mix shift toward more aircraft and space and defense sales and away from marine products.
The lower level of twelve-month backlog at July 3, 2010 compared to June 27, 2009 primarily relates to slowing orders for space and defense controls and military aircraft programs.
2010 Outlook for Components – We expect sales in Components to increase by $10 million in 2010. We expect a sales increase of $16 million in aircraft, which is primarily driven by the Guardian program. We also expect a $6 million increase from industrial markets, primarily from slip rings for wind turbines. Sales in the space and defense controls and medical markets will remain flat. We expect a sales decrease in the marine market. We expect our operating margin in 2010 to be 16.2%, about the same as in 2009.
2011 Outlook for Components – We expect sales in Components to increase by $5 million in 2011. We expect a sales increase of $9 million from industrial markets, primarily from slip rings for wind turbines, $6 million in the marine market and $4 million in the medical market. We expect sales will be flat within space and defense controls and will decrease $13 million in aircraft principally from the Eurofighter program. We expect our operating margin in 2011 to be 15.7%, slightly lower than the 16.2% we expect in 2010 due to the sales mix.

Medical Devices

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(dollars in millions)	2010	2009	2010	2009

Net sales	$33.5	$26.0	$95.2	$80.0
Operating profit (loss)	$(0.7)	$(4.4)	$(0.5)	$(6.7)
Operating margin	(2.0)%	(16.8)%	(0.6)%	(8.3)%
Backlog			$19.5	$12.6
Net sales in Medical Devices increased $7 million, or 29%, in the third quarter of 2010 compared to 2009. Sales increased $3 million, or 53%, for pumps and $3 million, or 40%, for administration sets.
Net sales in Medical Devices increased $15 million, or 19%, in the first nine months of 2010 compared to 2009. Sales of administration sets increased $7 million, or 25%, and acquisitions contributed $5 million of incremental sales.
Our operating margin improved in the third quarter and first nine months of 2010 compared to 2009. The increase in the quarter is principally a result of the higher sales volume in 2010. The increase in the first nine months is also a result of one-time costs incurred in 2009, which included $2 million of costs for a voluntary software modification for certain of our enteral feeding pumps and $1 million of first year purchase accounting adjustments. Our operating margins in 2010 are lower than we expect principally due to start up costs for a new production facility in Costa Rica.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2010 Outlook for Medical Devices – We expect sales in Medical Devices to increase $18 million, or 16%, to $129 million in 2010. We expect sales increases partly due to a broader product offering, including increases of $8 million in administration sets and $3 million in pumps. In addition, we expect incremental sales from acquisitions. We expect our operating margin to be approximately breakeven as a result of the sales volume increases and cost improvements expected in the fourth quarter.
2011 Outlook for Medical Devices – We expect sales in Medical Devices to increase $21 million, or 16%, to $150 million in 2011. We expect sales increases from new product offerings, including increases of $13 million in pumps and $6 million in administration sets. We expect our operating margin to be 5.3%, a substantial improvement from 2010 as a result of the sales volume increases and cost improvements.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
	July 3,	June 27,
(dollars in millions)	2010	2009

Net cash provided (used) by:
Operating activities	$135.0	$83.9
Investing activities	(75.5)	(217.7)
Financing activities	(45.3)	126.4
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities increased in the first nine months of 2010 compared to 2009, primarily due to increased earnings and non-cash expenses as well as a smaller increase in working capital requirements in 2010.
Investing activities
Net cash used by investing activities in the first nine months of 2010 includes $45 million for capital expenditures and $29 million for three acquisitions, two in our Space and Defense Controls segment and one in Aircraft Controls. Net cash used by investing activities in the first nine months of 2009 includes $171 million for seven acquisitions, three in Industrial Systems, two in Medical Devices and one each in Aircraft Controls and Space and Defense Controls. Net cash used by investing activities also includes $64 million for capital expenditures in the first nine months of 2009. The 2009 amounts were partially offset by the redemption of $18 million of supplemental retirement plan investments that were used to purchase $19 million par value of the Company’s 6.25% and 7.25% senior subordinated notes.
Financing activities
Net cash used by financing activities in the first nine months of 2010 primarily reflects pay downs on our U.S. credit facility and the payment of a note issued for the LTi REEnergy acquisition. Net cash provided by financing activities in the first nine months of 2009 reflects borrowings on our U.S. credit facility to fund most of the acquisitions. The 2009 amounts were partially offset by the redemption of $19 million par value of the Company’s senior subordinated notes and $7 million used for our share repurchase program.
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
Our largest credit facility is our U.S. credit facility, which matures on March 14, 2013. It consists of a $750 million revolver and had an outstanding balance of $388 million at July 3, 2010. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 200 basis points at July 3, 2010. The credit facility is secured by substantially all of our U.S. assets.
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
At July 3, 2010, we had $380 million of unused borrowing capacity, including $352 million from the U.S. credit facility after considering standby letters of credit.
Net debt to capitalization was 38% at July 3, 2010 and 41% at October 3, 2009. The decrease in net debt to capitalization is primarily due to debt reductions funded by our positive cash flow and net earnings in the first nine months of 2010.
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
The tactical missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. Our security and surveillance product line is dependent on government funding at federal and local levels, as well as private sector demand.
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

Foreign Currencies
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates, particularly in Industrial Systems. These exposures include both the translation of the results of our foreign subsidiaries into U.S. dollars and transactions that are denominated in foreign currencies. About one-quarter of our 2009 sales were denominated in foreign currencies including the euro, British pound and Japanese yen. During the first nine months of 2010, foreign currencies generally strengthened against the U.S. dollar compared to the same year ago. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $17 million. During 2009, foreign currencies generally weakened against the U.S. dollar compared to 2008. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $49 million.

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
Item 4. Controls and Procedures.
(a)	Disclosure Controls and Procedures. Moog carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table summarizes our purchases of our common stock for the quarter ended July 3, 2010.

				(d) Maximum
			(c ) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
	(a) Total		Part of Publicly	yet be
	Number of	(b) Average	Announced	Purchased
	Shares	Price Paid Per	Plans or	Under the Plans
Period	Purchased (1)	Share	Programs (2)	or Programs (2)

April 4, 2010 - April 30, 2010	11,548	$38.03	—	766,400
May 1, 2010 - May 31, 2010	—	$—	—	766,400
June 1, 2010 - July 3, 2010	—	$—	—	766,400

Total	11,548	$38.03	—	766,400

(1)	The purchases in April consist of shares from the Moog Inc. Retirement Savings Plan.

(2)	In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management. The transactions will be made in accordance with rules and regulations of the U.S. Securities and Exchange Commission and other rules that govern such purchases. The approximate dollar value of the maximum number of shares that may yet be purchased as determined by the Class A Stock price on the last day of the quarter is $24 million.

Item 6. Exhibits
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Condensed Statements of Earnings for the three and nine months ended July 3, 2010 and June 27, 2009, (ii) Consolidated Condensed Balance Sheets at July 3, 2010 and October 3, 2009, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended July 3, 2010 and June 27, 2009 and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended July 3, 2010.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.
(Registrant)

Date: August 10, 2010	By	/s/Robert T. Brady
Robert T. Brady
Chairman Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2010	By	/s/John R. Scannell
John R. Scannell
Vice President Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2010	By	/s/Donald R. Fishback
Donald R. Fishback
Vice President — Finance

Date: August 10, 2010	By	/s/Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)

Item 6. Exhibits
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Condensed Statements of Earnings for the three and nine months ended July 3, 2010 and June 27, 2009, (ii) Consolidated Condensed Balance Sheets at July 3, 2010 and October 3, 2009, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended July 3, 2010 and June 27, 2009 and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended July 3, 2010.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.