Form 10-K
period 2010-10-02
MOOG INC
filed 2010-12-01
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2010
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
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on April 2, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,424 million.
The number of shares of common stock outstanding as of the close of business on November 23, 2010 was:
Class A 41,310,242; Class B 4,098,674.
Portions of the 2010 Proxy Statement to Shareholders (“2010 Proxy”) are incorporated by reference into Part III of this Form 10-K.

MOOG Inc.
FORM 10-K INDEX

Disclosure Regarding Forward-Looking Statements
Information included or incorporated by reference herein that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the results described in the forward-looking statements. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are set forth below:
•	fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products, industrial capital goods and medical devices;

•	our dependence on government contracts that may not be fully funded or may be terminated;

•	our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales;

•	delays by our customers in the timing of introducing new products, which may affect our earnings and cash flow;

•	the possibility that the demand for our products may be reduced if we are unable to adapt to technological change;

•	intense competition, which may require us to lower prices or offer more favorable terms of sale;

•	our indebtedness, which could limit our operational and financial flexibility;

•	the possibility that new product and research and development efforts may not be successful, which could reduce our sales and profits;

•	increased cash funding requirements for pension plans, which could occur in future years based on assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates;

•	a write-off of all or part of our goodwill or intangible assets, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements;

•	the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting;

•	the potential for cost overruns on development jobs and fixed-price contracts and the risk that actual results may differ from estimates used in contract accounting;

•	the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business;

•	our ability to successfully identify and consummate acquisitions, and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with acquired businesses for which we are not indemnified;

•	our dependence on our management team and key personnel;

•	the possibility of a catastrophic loss of one or more of our manufacturing facilities;

•	the possibility that future terror attacks, war or other civil disturbances could negatively impact our business;

•	that our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes;

•	the possibility that government regulation could limit our ability to sell our products outside the United States;

•	product quality or patient safety issues with respect to our medical devices business that could lead to product recalls, withdrawal from certain markets, delays in the introduction of new products, sanctions, litigation, declining sales or actions of regulatory bodies and government authorities;

•	the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation;

•	changes in medical reimbursement rates of insurers to medical service providers, which could affect sales of our medical products;

•	the possibility that litigation results may be unfavorable to us;

•	our ability to adequately enforce our intellectual property rights and the possibility that third parties will assert intellectual property rights that prevent or restrict our ability to manufacture, sell, distribute or use our products or technology;

•	foreign currency fluctuations in those countries in which we do business and other risks associated with international operations;

•	the cost of compliance with environmental laws;

•	the risk of losses resulting from maintaining significant amounts of cash and cash equivalents at financial institutions that are in excess of amounts insured by governments;

•	the inability to modify, to refinance or to utilize amounts presently available to us under our credit facilities given uncertainties in the credit markets;

•	our ability to meet the covenants under our credit facilities since a breach of any of these covenants could result in a default under our credit agreements; and

•	our customers’ inability to continue operations or to pay us due to adverse economic conditions or their inability to access available credit.

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
Additional information describing the business and comparative segment revenues, operating profits and related financial information for 2010, 2009 and 2008 are provided in Note 17 of Item 8, Financial Statements and Supplementary Data of this report.
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
Industry and Competitive Conditions. We experience considerable competition in our aerospace and defense, industrial and medical markets. We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. We believe we compete effectively on all of these bases. Principal competitors in our five operating segments include:
•	Aircraft Controls: Parker Hannifin, Nabtesco, Goodrich, Liebherr, Curtiss-Wright, Woodward Governor and Hamilton Sundstrand.

•	Space and Defense Controls: Honeywell, Parker Hannifin, Vacco, Valvetech, Marotta, Sabca, Curtiss-Wright, ESW, Aerojet, Valcor, Aeroflex, Hamilton Sundstrand, Limitorque, Sargeant Industries, RVision, Directed Perception, ATA Engineering, Barry Controls, RUAG, Woodward Governor, Sierra-Nevada, Videotec and Lord Corp.

•	Industrial Systems: Bosch Rexroth, Danaher, Baumueller, Siemens, SSB and Hydraudyne.

•	Components: Danaher, Allied Motion, Ametek, Woodward MPC, Axsys, Schleifring, Airflyte, Smiths, Kearfott and Stemmann.

•	Medical Devices: B. Braun, Carefusion, Smiths Medical, Hospira, Alcon, Baxter International, CME, I-Flow, Covidien and Ross (Abbott).
Government Contracts. All U.S. Government contracts are subject to termination by the Government. In 2010, sales under U.S. Government contracts represented 35% of total sales and were primarily within Aircraft Controls, Space and Defense Controls and Components.
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
Seasonality. Our business is generally not seasonal; however, certain markets, such as wind energy, do experience seasonal variations in sales levels.

Patents. We maintain a patent portfolio of issued or pending patents and patent applications worldwide that generally includes the U.S., Europe, China, Japan and India. The portfolio includes patents that relate to electrohydraulic, electromechanical, electronics, hydraulics, components and methods of operation and manufacture as related to motion control and actuation systems. The portfolio also includes patents for recently acquired products related to wind turbines, robotics, surveillance/security, vibration control and medical devices. We do not consider any one or more of these patents or patent applications to be material in relation to our business as a whole. The patent portfolio related to certain medical devices is significant to our position in this market as several of these products work exclusively together, and provide us future revenue opportunities.
Research Activities. Research and development activity has been, and continues to be, significant for us. Research and development expense was at least $100 million in each of the last three years.
Employees. On October 2, 2010, we employed 10,117 full-time employees.
Customers. Our principal customers are Original Equipment Manufacturers, or OEMs, and end users for whom we provide aftermarket support. Aerospace and defense OEM customers collectively represented approximately 48% of 2010 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our OEM sales of industrial controls and medical devices, which represented approximately 35% of 2010 sales, are to a wide range of global customers and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our product applications. Our major aftermarket customers are the U.S. Government and commercial airlines. In 2010, aftermarket sales accounted for 17% of total sales.
Customers in our five operating segments include:
•	Aircraft Controls: Boeing, Lockheed Martin, Airbus, BAE, Bombardier, Gulfstream, Honeywell, Northrop Grumman and the U.S. Government.

•	Space and Defense Controls: Lockheed Martin, Raytheon, Orbital Sciences, BAE, United Technologies-Pratt & Whitney Rocketdyne, Alliant Techsystems and General Dynamics.

•	Industrial Systems: RePower AG, United Power (GUP), FlightSafety, CAE, Arburg, Metso and Schlumberger.

•	Components: Respironics, Raytheon, Lockheed Martin, Philips Medical and the U.S. Government.

•	Medical Devices: B. Braun, Danone and Abbott.
International Operations. Our operations outside the United States are conducted through wholly-owned foreign subsidiaries and are located predominantly in Europe and the Asia-Pacific region. See Note 17 of Item 8, Financial Statements and Supplementary Data, of this report for information regarding sales by geographic area and Exhibit 21 of Item 15, Exhibits and Financial Statement Schedules, of this report for a list of subsidiaries. Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local government contracting regulations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which our operations are conducted.
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

Executive Officers	Age	Year First Elected Officer

Robert T. Brady

Chairman of the Board; President; Chief Executive Officer;

Director; Member, Executive Committee	69	1967

Richard A. Aubrecht

Vice Chairman of the Board; Vice President - Strategy and Technology;

Director; Member, Executive Committee	66	1980

Joe C. Green

Executive Vice President; Chief Administrative Officer;

Director; Member, Executive Committee	69	1973

Stephen A. Huckvale

Vice President	61	1990

Martin J. Berardi

Vice President	54	2000

Warren C. Johnson

Vice President	51	2000

Jay K. Hennig

Vice President	50	2002

Lawrence J. Ball

Vice President	56	2004

Harald E. Seiffer

Vice President	51	2005

Sasidhar Eranki

Vice President	56	2006

John R. Scannell

Vice President; Chief Financial Officer	47	2006

Donald R. Fishback

Vice President - Finance	54	1985

Jennifer Walter

Controller; Principal Accounting Officer	39	2008

Timothy P. Balkin

Treasurer; Assistant Secretary	51	2000

John B. Drenning

Secretary	73	1989

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
We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2010, sales under U.S. Government contracts represented 35% of our total sales, primarily within Aircraft Controls, Space and Defense Controls and Components. Sales to foreign governments represented 8% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in government expenditures may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.
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
We make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings. We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls. Revenue representing 30% of 2010 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. Under this method, we recognize revenue as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods.
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

We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. In 2010, fixed-price contracts represented 82% of our sales that were accounted for using the percentage of completion, cost-to-cost method of accounting. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which could reduce our net sales and net earnings. Loss reserves are most commonly associated with fixed-price contracts that involve the design and development of new and unique controls or control systems to meet the customer’s specifications.
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
If we are unable to adapt to technological change, demand for our products may be reduced. The technologies related to our products have undergone, and in the future may undergo, significant changes. To succeed in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through customer-funded and internally funded research and development and through business acquisitions. In addition, our competitors may develop technologies and products that are more effective than those we develop or that render our technology and products obsolete or uncompetitive. Furthermore, our products could become unmarketable if new industry standards emerge. We may have to modify our products significantly in the future to remain competitive.
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
The loss of Boeing or Lockheed Martin as a customer or a significant reduction in sales to either company could adversely impact our operating results. We provide Boeing with controls for both military and commercial applications, which, in total, were 10% of our 2010 sales. Sales to Boeing’s commercial airplane group are generally made under a long-term supply agreement through 2021 for the Boeing 787 and 2012 for other commercial airplanes. The loss of Boeing or Lockheed Martin as a customer or a significant reduction in sales to either company could significantly reduce our sales and earnings.
We operate in highly competitive markets with competitors who may have greater resources than we possess. Many of our products are sold in highly competitive markets. Some of our competitors, especially in our industrial and medical markets, are larger and more diversified and have greater financial, marketing, production and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns. Our sales and operating margins will be negatively impacted if our competitors:
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
We are subject to financing and interest rate exposure risks that could adversely affect our business and operating results. Adverse changes in the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating or outlook could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities and place us at a competitive disadvantage. At October 2, 2010, 57% of our debt was at fixed interest rates with the remaining 43% subject to variable interest rates.
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
Our international operations pose currency and other risks that may adversely impact our sales and earnings. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations have sales to foreign customers. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. The translation of our sales in foreign currencies to the U.S. dollar had a $11 million positive impact on sales for 2010 using average exchange rates for 2010 compared to average exchange rates for 2009 and a $49 million negative impact on sales for 2009 using average exchange rates for 2009 compared to average exchange rates for 2008.
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth and cause us to violate covenants in our bank credit facility. Goodwill and other intangible assets are a substantial portion of our assets. At October 2, 2010, goodwill was $705 million and other intangible assets were $206 million of our total assets of $2.7 billion. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. A write-off of goodwill or other intangible assets could also cause us to violate covenants in our bank credit facility that require a minimum level of net worth. This could result in our inability to borrow under our bank credit facility or obligation to refinance or renegotiate the terms of our bank indebtedness.
Our sales and earnings growth may be reduced if we cannot implement our acquisition strategy. Acquisitions are a key part of our growth strategy. Our historical growth has depended, and our future growth is likely to depend, in large part, on our ability to successfully implement our acquisition strategy, and the successful integration of acquired businesses into our existing operations. We intend to continue to seek additional acquisition opportunities in accordance with our acquisition strategy, both to expand into new markets and to enhance our position in existing markets throughout the world. If we are unable to successfully identify suitable candidates, successfully acquire and integrate acquired businesses into our existing operations, our sales and earnings growth would be reduced.

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
Future terror attacks, war, or other civil disturbances could negatively impact our business. Terror attacks, war or other disturbances could lead to economic instability and decreases in demand for commercial products, which could negatively impact our business, financial condition and results of operations. Terrorist attacks worldwide have caused instability from time to time in global financial markets and the aviation industry. In 2010, 14% of our net sales was related to commercial aircraft. The long-term effects of terrorist attacks on us are unknown. These attacks and the U.S. Government’s continued efforts against terrorist organizations may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability.
Our operations in foreign countries expose us to political risks and adverse changes in local legal, tax and regulatory schemes. In 2010, 44% of our net sales was from customers outside of the United States. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include, without limitation, the following:
•	the possibility of unfavorable circumstances arising from host country laws or regulations,

•	partial or total expropriation,

•	potential negative consequences from changes to significant taxation policies, laws or regulations,

•	changes in tariff and trade barriers and import or export licensing requirements, and

•	political or economic instability, insurrection, civil disturbance or war.
Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business. In 2010, 10% of our sales was subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.

Our facilities could be damaged by catastrophes which could reduce our production capacity and result in a loss of customers. We conduct our operations in facilities located throughout the world. Any of these facilities could be damaged by fire, floods, earthquakes, power loss, telecommunication and information systems failure or similar events. Our facilities in California, Japan and the Philippines are particularly susceptible to earthquakes. These facilities accounted for 14% of our manufacturing, assembly and test capacity in 2010. Although we carry property insurance, including earthquake insurance and business interruption insurance, our inability to meet customers’ schedules as a result of a catastrophe may result in a loss of customers or significant additional costs such as penalty claims under customer contracts.
The failure or misuse of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products may necessitate a product recall. We include complex system design and components in our products that could contain errors or defects, particularly when we incorporate new technology into our products. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. We are also exposed to product liability claims. Many of our products are used in applications where their failure or misuse could result in significant property loss and serious personal injury or death. We carry product liability insurance consistent with industry norms. However, these insurance coverages may not be sufficient to fully cover the payment of any potential claim. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
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

Item 1B.     Unresolved Staff Comments.

None

Item 2.     Properties.

On October 2, 2010, we occupied 4,730,000 square feet of space in the United States and countries throughout the world, distributed as follows:

	Square Feet

	Owned	Leased	Total

Aircraft Controls	1,214,000	621,000	1,835,000

Space and Defense Controls	451,000	179,000	630,000

Industrial Systems	599,000	592,000	1,191,000

Components	613,000	70,000	683,000

Medical Devices	284,000	87,000	371,000

Corporate Headquarters	-	20,000	20,000

Total	3,161,000	1,569,000	4,730,000

Aircraft Controls has principal manufacturing facilities located in New York, England, the Philippines, California and Utah. Space and Defense Controls has principal manufacturing facilities located in New York, Ohio, Georgia, Illinois, Utah, California and Germany. Industrial Systems has principal manufacturing facilities located in Germany, China, New York, Italy, India, Luxembourg, The Netherlands, England, Ireland and Japan. Components has principal manufacturing facilities located in Virginia, North Carolina, Pennsylvania, Canada and England. Medical Devices has principal manufacturing facilities in Costa Rica, New York, Utah and Lithuania. Our corporate headquarters is located in East Aurora, New York.
We believe that our properties have been adequately maintained and are generally in good condition. Operating leases for properties expire at various times from 2011 through 2034. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

Item 3.     Legal Proceedings.

From time to time, we are named as a defendant in legal actions. We are not a party to any pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

Item 4.     (Removed and Reserved).

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

Quarterly Stock Prices

	Class A		Class B
Fiscal Year Ended	High	Low	High	Low

October 2, 2010

1st Quarter	$30.09	$22.49	$30.00	$24.69

2nd Quarter	40.21	29.34	38.00	29.39

3rd Quarter	39.77	30.18	39.70	30.51

4th Quarter	37.71	29.95	37.50	30.16

October 3, 2009

1st Quarter	$43.36	$24.00	$44.86	$23.91

2nd Quarter	39.58	17.90	38.58	18.39

3rd Quarter	28.57	21.50	28.39	22.98

4th Quarter	33.17	22.93	32.59	22.98

The number of shareholders of record of Class A common stock and Class B common stock was 1,023 and 452, respectively, as of November 19, 2010.
We did not pay cash dividends on our Class A common stock or Class B common stock in 2009 or 2010 and have no plans to do so in the foreseeable future.
The following table summarizes our purchases of our common stock for the quarter ended October 2, 2010.

Issuer Purchases of Equity Securities

				(d) Maximum
			(c) Total number	Number (or Approx.
			of Shares	Dollar Value) of
	(a) Total		Purchased as	Shares that May Yet
	Number	(b) Average	Part of Publicly	Be Purchased
	of Shares	Price Paid	Announced Plans	Under Plans
Period	Purchased (1)	Per Share	or Programs (2)	or Programs (2)

July 4 - July 31, 2010	-	$-	-	766,400

August 1 - August 31, 2010	-	-	-	766,400

September 1 - October 2, 2010	14,768	35.85	-	766,400

Total	14,768	$35.85	-	766,400

(1)	Purchases are from the Moog Inc. Retirement Savings Plan.

(2)	In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management.

Performance Graph
The following graph and table show the performance of the Company’s Class A common stock compared to the NYSE Composite-Total Return Index and the S&P Aerospace and Defense Index for a $100 investment made on September 30, 2005, including the reinvestment of any dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Moog Inc., the NYSE Composite Index
and the S&P Aerospace & Defense Index

	9/05	9/06	9/07	9/08	9/09	9/10

Moog Inc. Class A Common Stock	$100.00	$117.41	$148.85	$145.26	$99.93	$120.29

NYSE Composite - Total Return Index	100.00	113.44	137.34	105.60	99.83	107.63

S&P Aerospace & Defense Index	100.00	121.20	161.07	120.12	114.21	129.89

Item 6.     Selected Financial Data.

For a more detailed discussion of 2008 through 2010, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report and Item 8, Financial Statements and Supplementary Data, of this report.

(dollars in thousands, except per share data)	2010 (1)	2009(1)(2)	2008(3)(4)	2007(4)	2006(4)(5)

RESULTS FROM OPERATIONS
Net sales	$2,114,252	$1,848,918	$1,902,666	$1,558,099	$1,306,494

Net earnings	108,094	85,045	119,068	100,936	81,346

Net earnings per share

Basic	$2.38	$2.00	$2.79	$2.38	$2.01

Diluted	$2.36	$1.98	$2.75	$2.34	$1.97

Weighted-average shares outstanding

Basic	45,363,738	42,598,321	42,604,268	42,429,711	40,558,717

Diluted	45,709,020	42,906,495	43,256,888	43,149,481	41,247,689

FINANCIAL POSITION
Total assets	$2,712,134	$2,634,317	$2,227,247	$2,006,179	$1,607,654

Working capital	812,805	764,137	713,292	616,623	420,495

Indebtedness - senior	386,103	454,456	270,988	417,434	186,451

Indebtedness - senior subordinated	378,613	378,630	400,072	200,089	200,107

Shareholders’ equity	1,120,956	1,065,033	994,410	877,212	762,856

Shareholders’ equity per common share outstanding	24.70	23.53	23.30	20.63	18.04

SUPPLEMENTAL FINANCIAL DATA
Capital expenditures	$65,949	$81,826	$91,833	$96,988	$83,555

Depreciation and amortization	91,216	76,384	63,376	52,093	47,077

Research and development	102,600	100,022	109,599	102,603	68,886

Twelve-month backlog	1,181,303	1,097,760	861,694	774,548	645,032

RATIOS
Net return on sales	5.1%	4.6%	6.3%	6.5%	6.2%

Return on shareholders’ equity	9.8%	8.3%	12.7%	12.3%	12.9%

Current ratio	2.70	2.71	2.89	2.93	2.37

Net debt to capitalization (6)	36.8%	41.4%	37.0%	37.8%	30.1%

(1)	Includes the effects of acquisitions. See Note 2 of the Consolidated Financial Statements at Item 8 of this report.

(2)	Includes the sale of Class A common stock on October 2, 2009. See Note 13 of the Consolidated Financial Statements at Item 8 of this report.

(3)	Includes the effects of the issuance of senior subordinated notes.

(4)	Includes the effects of applicable acquisitions. In 2008, we acquired two businesses, one each in our Space and Defense Controls and Components Segments . In 2007, we acquired four businesses, two in our Components segment and one each in our Medical Devices and Industrial Systems segments. In 2006, we acquired three businesses, two in our Medical Devices segment and one that had applications for both our Space and Defense Controls and Industrial Systems segments.

(5)	Includes sale of Class A common stock on February 21, 2006.

(6)	Net debt is total debt less cash and cash equivalents. Capitalization is the sum of net debt and shareholders’ equity.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
We are a worldwide designer, manufacturer and integrator of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and defense, industrial and medical markets. Our aerospace and defense products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles, controls for gun aiming, stabilization and automatic ammunition loading for armored combat vehicles, and homeland security products. Our industrial products are used in a wide range of applications, including injection molding machines, pilot training simulators, wind energy, power generation, material and automotive testing, metal forming, heavy industry and oil exploration. Our medical products include infusion therapy pumps, enteral clinical nutrition pumps, slip rings used on CT scanners and motors used in sleep apnea devices. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, including facilities in New York, Virginia, California, North Carolina, Utah, Ohio, Georgia, Pennsylvania, Illinois and in England, the Philippines, Germany, China, Italy, India, Costa Rica, The Netherlands, Luxembourg, Canada, Ireland and Japan.
We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls and represent 30% of our sales. We recognize revenue on these contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity.
We concentrate on providing our customers with products designed and manufactured to the highest quality standards. In achieving a leadership position in the high performance, precision controls market, we have capitalized on our strengths, which include:
•	superior technical competence and customer intimacy that breed market leadership,

•	customer diversity and broad product portfolio,

•	well-established international presence serving customers worldwide, and

•	proven ability to successfully integrate acquisitions.
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
In 2010, we completed four business combinations within three of our segments. We completed one acquisition in our Aircraft Controls segment for $11 million. This acquisition complements our military aftermarket business. We completed two acquisitions in our Space and Defense Controls segment for a total of $23 million. One business specializes in turret design, fire control systems and vehicle electronics and the other expands our capabilities in the security and surveillance market. We completed one acquisition in our Industrial Systems segment for $1 million.
In 2009, we completed eight business combinations within four of our segments. We completed two acquisitions in our Aircraft Controls segment, both of which are located in the U.K. for a total of $137 million. These acquisitions complement our flight control actuation business and expand our business in ground-based air navigation systems. We acquired one business in our Space and Defense Controls segment for $45 million that expands our capabilities in the security and surveillance markets. We completed three acquisitions in our Industrial Systems segment, two of which specialize in systems and blade controls of turbines for the wind energy market, for a total of $110 million which includes $28 million for a 40% ownership paid in 2008 for one of the acquired companies. We also completed two acquisitions in our Medical Devices segment for a total purchase price of $37 million. Those acquisitions expand our portfolio to now include syringe style pumps, proprietary medical devices and contract manufacturing of disposables as well as microbiology, toxicology and sterilization services.
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
Revenue Recognition on Long-Term Contracts
Revenue representing 30% of 2010 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominately used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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
Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material in 2010, 2009 or 2008.
Contract Loss Reserves
At October 2, 2010, we had contract loss reserves of $41 million. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications.
In connection with the acquisition of the Wolverhampton flight control business, we established contract loss reserves of $29 million on the opening balance sheet. A portion of these loss reserves relates to early stage development programs such as the Boeing 787, the F-35 Joint Strike Fighter and the Airbus A380. The contract loss reserves related to these programs will be used as the programs progress. Also, upcoming work for these programs is expected to shift to our low cost manufacturing facility in the Philippines. We anticipate that this shift in work will reduce the need for additional contract loss reserves related to future contracts under these programs. The balance of the contract loss reserves established at acquisition was $12 million at October 2, 2010.
Reserves for Inventory Valuation
At October 2, 2010, we had net inventories of $461 million, or 36% of current assets. Reserves for inventory were $86 million, or 16% of gross inventories. Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation.
We record valuation reserves to provide for slow-moving or obsolete inventory by using both a formula-based method that increases the valuation reserve as the inventory ages and, additionally, a specific identification method. We consider overall inventory levels in relation to firm customer backlog in addition to forecasted demand including aftermarket sales. Changes in these and other factors such as low demand and technological obsolescence could cause us to increase our reserves for inventory valuation, which would negatively impact our gross margin. As we record provisions within cost of sales to increase inventory valuation reserves, we establish a new, lower cost basis for the inventory.
Reviews for Impairment of Goodwill
At October 2, 2010, we had $705 million of goodwill, or 26% of total assets. We test goodwill for impairment at least annually, during our fourth quarter, and whenever events occur or circumstances change that indicate a potential impairment. These events or circumstances could include a significant adverse change in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit.

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
We performed our annual test during the fourth quarter of 2010. We used a 4% terminal growth rate, which is below the historical growth rate of our reporting units. We then discounted our projected cash flows using discount rates that ranged from 11% to 12.5% for our various reporting units. These discount rates reflect management’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy. We evaluate the reasonableness of the resulting fair values of our reporting units by comparing the aggregate fair value to our market capitalization and assessing the reasonableness of any resulting premium. The determination of these amounts is subjective and requires significant estimates. Changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.
Based on our tests, the fair value of each reporting unit exceeded its carrying amount in 2010, 2009 and 2008. Therefore, goodwill was not impaired as of any of our testing dates. In our annual review of goodwill for impairment in the fourth quarter of 2010, the fair value of each reporting unit exceeded its carrying value by over 10%.
The most significant change in assumptions from our prior year annual impairment test was the discount rates, which declined for all of our reporting units except for Medical Devices. The decreases in our discount rates reflected improved economic conditions and a credit environment that has improved since 2009. Our Industrial Systems Europe and Industrial Systems Pacific reporting units had the largest decreases in their discount rates, also reflecting the risk associated with estimating cash flows for the wind energy businesses acquired in 2009.
While any individual assumption could reasonably differ from those that we used, we believe the overall fair values of our reporting units are reasonable as the values are derived from a mix of reasonable assumptions. However, had we used discount rates that were 100 basis points higher than those we assumed or terminal growth rates that were 100 basis points lower than those we assumed, the fair value of each reporting unit would have exceeded its carrying value by over 10% except for our largest Aircraft Controls reporting unit and the Medical Devices reporting unit. The fair value for all reporting units would have exceeded carrying value for either a 100 basis point increase in discount rates or a 100 basis point reduction in terminal growth rates and there would be no goodwill impairment.
Purchase Price Allocations for Business Combinations
During 2010, we completed four business combinations for a total purchase price of $35 million. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and ascribed value to programs, customer relationships, patents and technology, trade names, backlog and contracts and estimated the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed largely using discounted cash flow models. These valuations support the conclusion that identifiable intangible assets had a value of $10 million. The resulting goodwill was $20 million.
During 2010, we made adjustments to purchase price allocations for several of our 2009 acquisitions. This resulted in a $12 million decrease in goodwill, a $7 million decrease in accounts payable, contract loss reserves and other liabilities, a $4 million increase in inventory and a $3 million increase in intangible assets.

Ascribing value to intangible assets requires estimates used in projecting relevant future cash flows, in addition to estimating useful lives of such assets. Using different assumptions could have a material effect on our current and future amortization expense.
Pension Assumptions
We maintain various defined benefit pension plans covering employees at certain locations. Pension expense for all defined benefit plans for 2010 was $22 million. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, mortality rate and the long-term expected return on assets. Other assumptions include salary increases and retirement age.
The discount rate is used to state expected future cash flows at present value. Using a higher discount rate decreases the present value of pension obligations and reduces pension expense. We used the Mercer Pension Discount Yield Curve to determine the discount rate for our U.S. plans. The discount rate is determined by discounting the plan’s expected future benefit payments using a yield curve developed from high quality bonds that are rated Aa or better by Moody’s as of the measurement date. The yield curve calculation matches the notional cash inflows of the hypothetical bond portfolio with the expected benefit payments to arrive at the discount rate. In determining expense for 2010 for our largest U.S. plan, we used a 6.0% discount rate, compared to 7.3% for 2009. We will use a 5.3% discount rate to determine our expense in 2011 for this plan. This 70 basis point decrease in the discount rate will increase our pension expense by $6 million in 2011.
The mortality assumption utilizes standard mortality tables that are adjusted to provide for improvements in future mortality. In determining expense for 2010 for our largest plan, we used the RP2000 No Collar Mortality Table for males and females with projections to 2007, which was the same assumption used for 2009. We will use the RP 2000 No Collar Mortality Table for males and females with projections to 2017 to determine our expense for 2011. The change in this assumption will increase our pension expense by $2 million in 2011.
The long-term expected return on assets assumption reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In determining the long-term expected return on assets assumption, we consider our current and target asset allocations. We consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. In determining expense for 2010 for our largest plan, we used an 8.9% return on assets assumption, the same as we used in 2009. A 50 basis point decrease in the long-term expected return on assets assumption would increase our annual pension expense by $2 million.
Deferred Tax Asset Valuation Allowances
At October 2, 2010, we had gross deferred tax assets of $213 million and a deferred tax asset valuation allowance of $7 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence and contract loss reserves. The deferred tax assets include $14 million related to tax benefit carryforwards for which $7 million deferred tax asset valuation allowances are recorded.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

(dollars in millions)	2010	2009	2008

Net sales	$2,114	$1,849	$1,903

Gross margin	29.0%	29.1%	32.0%

Research and development expenses	$103	$100	$110

Selling, general and administrative expenses as a percentage of sales	14.8%	15.2%	15.5%

Restructuring expense	$5	$15	$-

Interest expense	$39	$39	$38

Effective tax rate	27.7%	23.1%	29.1%

Net earnings	$108	$85	$119

Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 52 weeks for the year ended October 2, 2010, 53 weeks for the year ended October 3, 2009 and 52 weeks for the year ended September 27, 2008. While management believes this affects the comparability of financial results presented, the impact has not been determined.
Net sales increased $265 million, or 14%, in 2010, which was predominantly a result of $200 million of incremental sales from recent acquisitions, particularly in Aircraft Controls and Industrial Systems.
Net sales decreased $54 million, or 3%, in 2009. During 2009, our sales were negatively impacted by the global recession, most significantly in Industrial Systems. Sales that were denominated in foreign currencies that generally weakened against the U.S. dollar also contributed to the decrease. Partially offsetting those decreases were $122 million of incremental sales from 2009 acquisitions.
Our gross margin in 2010 was comparable to 2009, reflecting the positive impact of the sales mix in our legacy product lines being offset by the impact of increased sales of lower gross margin products attributable to the recent acquisitions of wind energy and high lift actuation businesses. Our gross margin declined in 2009 compared to 2008 primarily as a result of lower sales and an adverse product mix. A lower proportion of our sales came from industrial controls, which generally carry a higher gross margin than many of our other products.
Research and development expenses increased modestly in 2010 compared to 2009. Increased expenditures for the Airbus A350 program and the impact from acquisitions were partially offset as development activity continued to decline on the Boeing 787. Research and development expenses were lower in 2009 compared to 2008. The lower levels were primarily within Industrial Systems in response to slowing sales demand and in Aircraft Controls. The reduced expenses in Aircraft Controls were due to the Boeing 787 program, partially offset by increases for the A350 program.
Selling, general and administrative expenses as a percentage of sales have decreased over the past two years. The decrease is primarily a result of the impact of recent acquisitions that have lower selling, general and administrative cost structures than most of our other product lines.
In 2009, we initiated the restructuring plans to better align our cost base with the lower level of sales and operating margins associated with the global economic recession. The restructuring actions taken resulted in workforce reductions, primarily in the U.S., the Philippines and Europe. During 2009, we incurred $15 million of severance costs, of which $10 million was in Industrial Systems and $5 million was in Aircraft Controls. We incurred an additional $5 million of restructuring charges for severance in 2010. We expect that payment of these restructuring costs will be complete by the end of 2011.
The effective tax rate for 2010 and 2008 was higher than 2009, which had an unusually low tax rate. During 2009, we benefited from a $5 million foreign tax credit from the repatriation of $31 million of cash to the U.S. from our Japanese subsidiary, a benefit related to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under the TARP legislation and the benefit of the effect of our equity earnings in LTi REEnergy which were recognized in operating profit on an after-tax basis.

Net earnings increased 27% in 2010 while diluted earnings per share increased 19%, reflecting additional shares outstanding from a stock offering completed at the end of 2009. In 2009, net earnings decreased 29% and diluted earnings per share decreased 28% compared to 2008 as a result of the decline in sales and the $15 million charge for restructuring activities.
2011 Outlook - We expect sales in 2011 to increase $127 million, or 6%, to $2.2 billion reflecting increases in all of our segments except for Components. We expect operating margins to improve to 10.7% in 2011 compared to 10.2% in 2010. We expect operating margins to increase in Medical Devices, Industrial Systems and Aircraft Controls and decrease in Space and Defense Controls and Components. We expect net earnings to increase to $124 million and diluted earnings per share to increase by 14% to $2.70.

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
Aircraft Controls

(dollars in millions)	2010	2009	2008

Net sales - military aircraft	$458	$419	$395

Net sales - commercial aircraft	262	214	271

Net sales - navigation aids	37	30	7

	$757	$663	$673

Operating profit	$76	$52	$55

Operating margin	10.1%	7.9%	8.2%

Backlog	$567	$508	$372

Net sales in Aircraft Controls increased $93 million, or 14%, in 2010. The acquisition of the high lift actuation business located in Wolverhampton, U.K. at the end of 2009 contributed $94 million. Military aircraft sales increased $38 million as the Wolverhampton operation contributed $42 million of incremental sales. Sales increased $21 million on the V-22 Osprey as production levels continued to increase on that program. Sales increased $18 million in military aftermarket, due in part to the Wolverhampton acquisition. These increases were offset by a $23 million decrease on the F-35 program as it shifts from the development phase into the production phase. Commercial aircraft sales increased $48 million as $51 million of incremental sales from Wolverhampton more than offset the decrease of $12 million in business jets. Navigation aids increased $7 million as a result of the incremental sales from the 2009 Fernau acquisition offset by decreases due to delays in the award of certain military programs.
Net sales in Aircraft Controls decreased slightly in 2009. There was a shift from commercial aircraft to military aircraft sales. Military aircraft sales increased $22 million. Military aftermarket sales increased $16 million, while sales increased $7 million on the Indian Light Combat Aircraft and $4 million on the V-22 Osprey production program. Commercial aircraft sales decreased $57 million from 2008, mainly due to $25 million in lower sales to Boeing, a $24 million decrease in sales on business jets and a $7 million decline in aftermarket sales. Navigation aids sales increased $23 million in 2009 primarily as a result of $15 million of incremental sales from the Fernau acquisition.
Our operating margin was higher in 2010 as a result of lower research and development spending as a percentage of sales in 2010. In addition, during 2009, we incurred $5 million of restructuring charges and recorded $4 million of inventory and other charges on certain business jet programs. Our operating margin for Aircraft Controls decreased slightly in 2009. The decrease was primarily the result of $7 million of higher additions to contract loss reserves, the restructuring charges and charges on certain business jet programs. Partially offsetting those higher costs were better margins as sales shifted from commercial to military aircraft and lower research and development spending.
The higher level of twelve-month backlog for Aircraft Controls at October 2, 2010 reflects strong military aircraft orders. Backlog increased at October 3, 2009 as a result of the 2009 acquisitions of the Wolverhampton operation and Fernau and strong military orders. Partially offsetting those increases was a decline in commercial orders.
2011 Outlook for Aircraft Controls - We expect sales in Aircraft Controls to increase 5% to $797 million in 2011. Military aircraft sales are expected to increase 1% to $461 million. We expect a sales increase in military aftermarket, which offsets small decreases on various programs. Commercial aircraft sales are expected to increase 13% to $297 million with increases in all product lines, including Boeing 787, aftermarket and business jets. Navigation aids are expected to increase $2 million. We expect our operating margin to be 10.4% in 2011, a slight improvement from 10.1% in 2010.

Space and Defense Controls

(dollars in millions)	2010	2009	2008

Net sales	$325	$275	$253

Operating profit	$36	$40	$29

Operating margin	11.0%	14.6%	11.6%

Backlog	$213	$202	$153

Net sales in Space and Defense Controls increased $51 million, or 19%, in 2010 compared to 2009. Sales of tactical missiles increased $16 million, primarily related to replenishment requirements for both the Hellfire and TOW. Sales of launch vehicles increased $14 million, principally from the Taurus program, which the Administration considers commercial. Activity on the Driver’s Vision Enhancer (DVE) program increased sales by $14 million, offsetting declines of other defense controls programs. Our acquisitions of Pieper in 2010 and Videolarm midway through 2009 contributed $11 million of incremental sales in security and surveillance. Sales of satellite controls were also strong, increasing by $9 million. Sales in our NASA programs increased by $2 million, but were impacted by the uncertainty and delays by the Administration’s re-definition of the Constellation program.
Net sales in Space and Defense Controls increased $22 million, or 8%, in 2009 compared to 2008 due to the CSA Engineering and Videolarm acquisitions, which contributed $21 million in incremental sales. Sales of controls for military and commercial satellites increased $6 million and sales of launch vehicles also increased $6 million. Sales of tactical missiles, primarily Hellfire and TOW, increased $5 million. Offsetting those increases was a decrease in sales of defense controls of $10 million as a result of a lower activity on the DVE program. Sales for our NASA programs also decreased $6 million as there were delays in contract awards for the Constellation program.
Our operating margin for Space and Defense Controls decreased in 2010. The decrease primarily relates to a larger proportion of sales coming from lower margin cost-plus development work and $1 million of restructuring charges incurred in 2010. Our operating margin increased in 2009 as a result of the impact of higher sales volume in 2009 and a $4 million loss reserve recorded in 2008 for thruster valves used on satellites.
Twelve-month backlog for Space and Defense Controls increased to $213 million at October 2, 2010 primarily as a result of increased orders for the DVE program. Backlog increased to $202 million at October 3, 2009 as a result of increased orders for satellite programs, launch vehicles and tactical missiles.
2011 Outlook for Space and Defense Controls - We expect sales in Space and Defense Controls to increase $22 million, or 7%, to $348 million in 2011. We expect sales increases in tactical missiles and in security and surveillance partly from the recent Pieper acquisition, which will offset a decline in satellites. We expect our operating margin in 2011 to decrease to 10.7% from 11.0% in 2010, primarily as a result of product mix.

Industrial Systems

(dollars in millions)	2010	2009	2008

Net sales	$546	$455	$532

Operating profit	$48	$31	$73

Operating margin	8.8%	6.8%	13.8%

Backlog	$233	$196	$161

Net sales in Industrial Systems increased $91 million, or 20%, in 2010. The increase was primarily a result of incremental sales from acquisitions, but we also began to see a recovery from the recession in our legacy markets in the latter half of the year. Acquisitions accounted for $82 million of increased sales, primarily in the wind energy market. Sales also increased $19 million in plastics making machinery. Those increases were offset by lower sales in other major markets such as motion simulation, which was down $12 million, and power generation, which was down $9 million.
Net sales in Industrial Systems decreased $77 million, or 15%, in 2009. The global recession significantly impacted our industrial business in most of the major markets we serve. In addition, weaker foreign currencies, in particular the euro, compared to the U.S. dollar had a negative impact on sales, representing over one-quarter of the sales decrease. Sales were lower in all of our major markets except for wind energy and power generation. Sales for plastic making machinery decreased $40 million. Sales of controls for metal forming and presses decreased $25 million. Sales for motion simulators decreased $15 million. Sales of controls for steel mills decreased $13 million. Offsetting those sales declines were increases of $69 million in the wind energy business from the LTi REEnergy and Insensys acquisitions and $4 million in power generation.
Our operating margin for Industrial Systems increased in 2010 compared to 2009. This increase was the result of higher sales volume in 2010 and lower restructuring charges recorded in 2010 compared to 2009. Offsetting those increases was the impact of $7 million of equity earnings recorded in 2009 for LTi REEnergy before we acquired full ownership. Our operating margin for Industrial Systems declined in 2009 due to lower sales volume and $10 million of restructuring charges.
The higher level of twelve-month backlog for Industrial Systems at October 2, 2010 reflects the recovery in a variety of markets from the lower level as of October 3, 2009 that resulted from the global economic recession. The higher level of backlog at October 3, 2009 compared to September 27, 2008 relates to the LTi REEnergy and Insensys acquisitions, partially offset by lower demand due to the recession.
2011 Outlook for Industrial Systems - We expect sales in Industrial Systems to increase 11% to $606 million in 2011. We expect sales increases in our core markets, with increases in the test equipment, motion simulators, power generation and metal forming presses markets more than offsetting a decline in plastics making machinery. We also expect sales to increase for wind energy. We expect that our operating margin will increase to 10.4% in 2011 from 8.8% in 2010 as a result of the higher sales volume in core markets.

Components

(dollars in millions)	2010	2009	2008

Net sales	$360	$346	$341

Operating profit	$60	$56	$61

Operating margin	16.7%	16.1%	17.8%

Backlog	$153	$183	$167

Net sales in Components increased $14 million, or 4%, in 2010. Aircraft sales increased $19 million, all on military programs. The largest increase within military aircraft was for de-icing systems on both the Black Hawk helicopter and V-22 tilt rotor aircraft. Industrial sales increased $9 million, primarily for slip rings for wind turbines. These increases were partially offset as marine sales decreased $12 million, mostly for equipment used on undersea robots.
Net sales in Components increased slightly in 2009 despite a $10 million negative impact on sales related to weaker foreign currencies in 2009 compared to 2008. Aircraft sales increased $18 million, primarily on the Guardian and Multi-Spectral Targeting System programs. Sales of space and defense controls increased $14 million for components supplied on the Abrams Tank, the Stryker Mobile Gun System, space vehicles and ground-based radar systems. Marine sales decreased $4 million as this market is closely impacted by activity in offshore drilling and oil prices. Medical sales decreased $7 million, largely in sales to Respironics for sleep apnea equipment. Industrial sales decreased $16 million, largely a result of reduced demand for industrial automation equipment and slip rings for closed circuit TV surveillance due to the recession.
Our operating margin increased in 2010 compared to 2009 as a result of the higher sales volume and the sales mix. Our operating margin declined in 2009 as a result of a sales mix shift away from high margin industrial automation equipment and marine products.
The lower level of twelve-month backlog at October 2, 2010 primarily relates to slowing orders for space and defense controls and military aircraft programs. The higher level of backlog at October 3, 2009 primarily relates to increased orders for defense controls and military aircraft programs.
2011 Outlook for Components - We expect sales in Components to decrease by $10 million in 2011. We expect sales will decrease $22 million in aircraft and $4 million in space and defense controls as several major military aircraft and military vehicle programs are winding down. Partially offsetting those declines are expected sales increases of $7 million from industrial markets, primarily from slip rings for wind turbines, $5 million in the marine market and $5 million in the medical market. We expect our operating margin in 2011 to be 15.2%, lower than the16.7% we achieved in 2010 due to the lower sales volume and product mix.

Medical Devices

(dollars in millions)	2010		2009		2008

Net sales	$127		$111		$103

Operating (loss) profit	$(4)		$(7)		$9

Operating margin	(3.2%	)	(6.7%	)	8.8%

Backlog	$15		$11		$8

Net sales in Medical Devices increased $16 million, or 14%, in 2010 compared to 2009. Sales of administration sets increased $7 million, or 17%, and acquisitions contributed $4 million of incremental sales.
Net sales in Medical Devices increased $8 million, or 7%, in 2009. The acquisitions of Aitecs and Ethox contributed $21 million of incremental sales. Sales of administration sets also increased $4 million, or 11%. Offsetting those sales increases was a decrease of $10 million in sales of pumps and a $9 million decrease in sales of sensors and handpieces, largely a result of reduced spending associated with the recession.
Our operating margin for Medical Devices was below break-even in 2010. We were negatively impacted by greater than expected start up costs for a new production facility in Costa Rica, a high level of product development costs that should provide future sales growth and the build up of a direct sales force. Our operating margin was even lower in 2009 compared to 2010 as a result of lower sales volume excluding the impact of acquisitions, a shift in product mix and one-time costs incurred in 2009, which included $2 million of costs for a voluntary software modification for certain of our enteral feeding pumps and $1 million of first year purchase accounting adjustments for the Aitecs and Ethox acquisitions.
Unlike our other segments, twelve-month backlog for Medical Devices is not substantial relative to sales reflecting the shorter order-to-shipment cycle for this line of business.
2011 Outlook for Medical Devices - We expect sales in Medical Devices to increase $13 million, or 11%, to $140 million in 2011. We expect sales increases from new product offerings, including increases of $9 million in pumps and $5 million in administration sets. We expect our operating margin to be 2.1%, a significant improvement from 2010 as a result of the sales volume increases and cost improvements.

FINANCIAL CONDITION AND LIQUIDITY

(dollars in millions)	2010	2009	2008

Net cash provided (used) by:

Operating activities	$195	$118	$108

Investing activities	(98)	(325)	(149)

Financing activities	(66)	201	42

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities increased $77 million in 2010. This increase is primarily due to increased earnings and non-cash expenses as well as a smaller increase in working capital requirements. Net cash provided by operating activities increased $10 million in 2009 despite lower earnings. This increase relates primarily to slowing growth in working capital requirements, especially in receivables. Partially offsetting these increases were larger uses of cash for various items such as higher pension contributions.
Investing activities
Net cash used by investing activities in 2010 includes $66 million for capital expenditures and $30 million for four acquisitions, two in Space and Defense Controls and one each in Aircraft Controls and Industrial Systems. Net cash used by investing activities of $325 million in 2009 includes $261 million for the completion of eight acquisitions and $82 million for capital expenditures. Those amounts were partially offset by the redemption of $20 million of supplemental retirement plan investments that were used to purchase $21 million par value of our 6.25% and 7.25% senior subordinated notes. Net cash used by investing activities of $149 million in 2008 consisted principally of $92 million for capital expenditures, a $28 million investment in 40% of LTi REEnergy and $22 million for acquisitions.
While our capital expenditures were lower in 2010 than the previous two years we expect to continue to invest in major program initiatives and facility expansions. We expect our 2011 capital expenditures to approximate $90 million.
Financing activities
Net cash used by financing activities in 2010 primarily reflects pay downs on our U.S. credit facility and the payment of a note issued for the LTi REEnergy acquisition. Net cash provided by financing activities in 2009 is primarily related to borrowings on our U.S. credit facility to fund most of the acquisitions and net proceeds of $75 million received from the sale of 2,675,000 shares of Class A common stock at $29.50 per share. Those amounts were partially offset by the redemption of $21 million par value of our senior subordinated notes, pay downs of $17 million on notes payable and $7 million used for our share repurchase program. Net cash provided by financing activities in 2008 primarily reflects $196 million of net proceeds from the sale of 7.25% senior subordinated notes, which was used to repay indebtedness under our U.S. credit facility.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.
Our largest credit facility is our U.S. credit facility, which matures on March 14, 2013. It consists of a $750 million revolver and had an outstanding balance of $371 million at October 2, 2010. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 200 basis points at October 2, 2010. The credit facility is secured by substantially all of our U.S. assets.
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
At October 2, 2010, we had $387 million of unused borrowing capacity, including $369 million from the U.S. credit facility after considering standby letters of credit.
Net debt to capitalization was 37% at October 2, 2010 and 41% at October 3, 2009. The decrease in net debt to capitalization is primarily due to debt reductions funded by our positive cash flow and net earnings.
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

Contractual Obligations and Commercial Commitments
Our significant contractual obligations and commercial commitments at October 2, 2010 are as follows:

(dollars in millions)		Payments due by period

			2012-	2014-	After
Contractual Obligations	Total	2011	2013	2015	2015

Long-term debt	$763	$5	$377	$188	$193

Interest on long-term debt	159	26	52	43	38

Operating leases	84	19	29	16	20

Purchase obligations	458	352	69	8	29

Total contractual obligations	$1,464	$402	$527	$255	$280

In addition to the obligations in the table above, we have $11 million recorded for unrecognized tax benefits in current liabilities, which includes $2 million of related accrued interest. We are unable to determine if and when any of those amounts will be settled, nor can we estimate any potential changes to the unrecognized tax benefits.
Interest on long-term debt consists of payments on fixed-rate debt, primarily our senior subordinated notes.
Total contractual obligations exclude pension obligations. In 2011, we anticipate making contributions of $39 million to defined benefit pension plans.

(dollars in millions)	Commitments expiring by period

			2012-	2014-	After
Other Commercial Commitments	Total	2011	2013	2015	2015

Standby letters of credit	$10	$9	$1	$-	$-

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
Aerospace and Defense
Approximately 62% of our 2010 sales were generated in aerospace and defense markets. The military aircraft market is dependent on military spending for development and production programs. Production programs are typically long-term in nature, offering predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the F-35 Joint Strike Fighter, F/A-18E/F Super Hornet and V-22 Osprey. The large installed base of our products leads to attractive aftermarket sales and service opportunities. Aftermarket revenues are expected to continue to grow due to a number of scheduled military retrofit programs and increased flight hours resulting from increased military commitments.
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
The military and government space market is primarily dependent on the authorized levels of funding for satellite communications. Government spending on military satellites has risen in recent years as the military’s need for improved intelligence gathering has increased. The commercial space market is comprised of large satellite customers, traditionally telecommunications companies. Trends for this market, as well as for commercial launch vehicles, follow the telecommunications companies’ need for increased capacity and the satellite replacement lifecycle of 7-10 years. Our position on NASA programs are impacted by the uncertainty and delays resulting from the Administration’s re-definition of those programs; however, they hold the potential to be long-run production programs.
The tactical missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. Our homeland security product line is dependent on government funding at federal and local levels, as well as private sector demand.
Industrial
Approximately 30% of our 2010 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. We are experiencing challenges from current global economic conditions. This includes reacting to the demands for industrial automation equipment and steel and automotive manufacturing. Those markets were impacted by the global recession in 2009 and have now begun to recover in 2010.
Medical
Approximately 8% of our 2010 sales were generated in medical markets. The medical markets we serve are influenced by economic conditions, hospital and outpatient clinic spending on equipment, population demographics, medical advances, patient demands and the need for precision control components and systems. Advances in medical technology and medical treatments have had the effect of extending the average life span, in turn resulting in greater need for medical services. These same technology and treatment advances also drive increased demand from the general population as a means to improve quality of life. Greater access to medical insurance, whether through government funded health care plans or private insurance, also increases the demand for medical services.

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2010 sales were denominated in foreign currencies. During 2010, average foreign currency rates generally strengthened against the U.S. dollar compared to 2009. The translation of the results of our foreign subsidiaries in U.S. dollars increased sales by $11 million compared to the same period one year ago. During 2009, average foreign currency rates generally weakened against the U.S. dollar compared to 2008. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $49 million compared to 2008.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) issued new standards on consolidation as codified in Accounting Standards Codification (ASC) 810-10. The new standard amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis. The new standard is effective for fiscal years beginning after November 15, 2009. This statement will be effective for us in 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In October 2009, the FASB issued new standards for allocating revenue to multiple deliverables in a contract as codified in ASC 605-25. The new standard is effective for us at the beginning of 2011, with early adoption permitted. The new standard allows entities to allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, entities will be allowed to develop their best estimate of the selling price for each deliverable and allocate arrangement consideration using the relative selling price method. Additionally, use of the residual method has been eliminated. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
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
In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition.” This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met to applying the milestone method. The scope of this ASU is limited to the transactions involving milestones related to research and development deliverables. This standard will be effective for us in 2011. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In August 2010, the FASB issued new disclosure requirements about the credit quality of financing receivables and allowance for credit losses, as codified in ASC 310. The objective of the new standard is to facilitate a financial statement users’ evaluation of the nature of the credit risk inherent in an entity’s portfolio, how that risk is analyzed and assessed in arriving at the allowance for credit losses and explanations for changes in the allowance for credit losses. In addition, the amendment requires entities to disclose credit quality indicators, past due information and modification to financing receivables. The new standard is effective for interim and annual periods ending on or after December 15, 2010. We will adopt this standard in 2011. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
See also Note 1 of the Consolidated Financial Statements at Item 8 of this report.

     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we have exposures to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and foreign currency forward contracts. We do not hold or issue financial instruments for trading purposes. In 2010, our derivative instruments consisted of interest rate swaps designated as cash flow hedges and foreign currency forwards.
At October 2, 2010, we had $328 million of borrowings subject to variable interest rates. During 2010, our average borrowings subject to variable interest rates were $326 million and, therefore, if interest rates had been one percentage point higher during 2010, our interest expense would have been $3 million higher. At October 2, 2010, we had a $50 million notional amount of outstanding interest rate swaps, which mature in the first quarter of 2012. Based on the applicable margin, the interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 3.1% through their maturities in 2012, at which time the interest will revert back to a variable rate based on LIBOR.
We also enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and to reduce exposure on intercompany balances that are denominated in foreign currencies. We have foreign currency forwards with notional amounts of $194 million outstanding at October 2, 2010 that mature at various times through the first quarter of 2012.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the euro, British pound and Japanese yen. If average annual foreign exchange rates collectively weakened against the U.S. dollar by 10%, our pre-tax earnings in 2010 would have decreased by $8 million from foreign currency translation offset by a $10 million increase from changes in operating margins as a result of foreign currency transactions for products sourced outside of the U.S.

     Item 8.     Financial Statements and Supplementary Data.

MOOG inc.
Consolidated Statements of Earnings

	Fiscal Years Ended
	October 2,	October 3,	September 27,
(dollars in thousands, except per share data)	2010	2009	2008

NET SALES	$2,114,252	$1,848,918	$1,902,666

COST OF SALES	1,501,641	1,311,618	1,293,452

GROSS PROFIT	612,611	537,300	609,214

Research and development	102,600	100,022	109,599

Selling, general and administrative	313,408	281,173	294,936

Restructuring	5,125	15,067	-

Interest	38,742	39,321	37,739

Other and equity in earnings of LTi	3,300	(8,844)	(1,095)

EARNINGS BEFORE INCOME TAXES	149,436	110,561	168,035

INCOME TAXES	41,342	25,516	48,967

NET EARNINGS	$108,094	$85,045	$119,068

NET EARNINGS PER SHARE

Basic	$2.38	$2.00	$2.79

Diluted	$2.36	$1.98	$2.75

AVERAGE COMMON SHARES OUTSTANDING

Basic	45,363,738	42,598,321	42,604,268

Diluted	45,709,020	42,906,495	43,256,888

See accompanying Notes to Consolidated Financial Statements.

MOOG inc.
Consolidated Balance Sheets

	October 2,	October 3,
(dollars in thousands, except per share data)	2010	2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$112,421	$81,493
Receivables	619,861	547,571
Inventories	460,857	484,261
Deferred income taxes	75,367	73,673
Prepaid expenses and other current assets	23,773	23,400

TOTAL CURRENT ASSETS	1,292,279	1,210,398
PROPERTY, PLANT AND EQUIPMENT, net	486,944	481,726
GOODWILL	704,816	698,459
INTANGIBLE ASSETS, net of accumulated amortization of $92,326 in 2010 and $64,805 in 2009	205,874	220,311
OTHER ASSETS	22,221	23,423

TOTAL ASSETS	$2,712,134	$2,634,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$1,991	$16,971
Current installments of long-term debt	5,405	1,541
Accounts payable	154,321	125,257
Accrued salaries, wages and commissions	103,628	91,302
Customer advances	74,703	66,811
Contract loss reserves	40,810	50,190
Other accrued liabilities	98,616	94,189

TOTAL CURRENT LIABILITIES	479,474	446,261
LONG-TERM DEBT, excluding current installments
Senior debt	378,707	435,944
Senior subordinated notes	378,613	378,630
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	281,830	225,747
DEFERRED INCOME TAXES	69,541	76,910
OTHER LONG-TERM LIABILITIES	3,013	5,792

TOTAL LIABILITIES	1,591,178	1,569,284

COMMITMENTS AND CONTINGENCIES (Note 18)	-	-
SHAREHOLDERS’ EQUITY
Common stock - par value $1.00
Class A - Authorized 100,000,000 shares	43,486	43,472
Issued 43,485,417 and outstanding 41,263,782 share at October 2, 2010
Issued 43,471,373 and outstanding 41,167,674 shares at October 3, 2009
Class B - Authorized 20,000,000 shares. Convertible to Class A on a one-for-one basis	7,794	7,808
Issued 7,794,296 and outstanding 4,113,823 share at October 2, 2010
Issued 7,808,340 and outstanding 4,103,817 shares at October 3, 2009
Additional paid-in capital	389,376	381,099
Retained earnings	880,733	772,639
Treasury shares	(47,724)	(47,733)
Stock Employee Compensation Trust	(13,381)	(11,426)
Accumulated other comprehensive loss	(139,328)	(80,826)

TOTAL SHAREHOLDERS’ EQUITY	1,120,956	1,065,033

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,712,134	$2,634,317

See accompanying Notes to Consolidated Financial Statements.

MOOG inc.
Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
	October 2,	October 3,	September 27,
(dollars in thousands)	2010	2009	2008

COMMON STOCK
Beginning of year	$51,280	$48,605	$48,605
Sale of Class A Common Stock	-	2,675	-

End of year	51,280	51,280	48,605

ADDITIONAL PAID-IN CAPITAL
Beginning of year	381,099	311,159	301,778
Sale of Class A Common Stock, net of issuance costs	-	72,042	-
Issuance of treasury shares at more than cost	433	163	3,906
Equity-based compensation expense	5,445	5,682	4,551
Adjustment to market - SECT, and other	2,399	(7,947)	924

End of year	389,376	381,099	311,159

RETAINED EARNINGS
Beginning of year	772,639	688,585	570,063
Net earnings	108,094	85,045	119,068
Adjustment to adopt defined benefit pension plan standard, net of income taxes of $529	-	(991)	-
Adjustment for adoption of income tax standard	-	-	(546)

End of year	880,733	772,639	688,585

TREASURY SHARES AT COST*
Beginning of year	(47,733)	(40,607)	(39,873)
Class A shares issued related to options (2010 - 101,825; 2009 - 48,938; 2008 - 363,784)	543	261	1,940
Class A shares purchased (2010 - 19,761; 2009 - 244,688; 2008 - 59,908)	(534)	(7,387)	(2,674)

End of year	(47,724)	(47,733)	(40,607)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)**
Beginning of year	(11,426)	(22,179)	(15,928)
Sale of SECT stock to RSP Plan (2010 - 60,366 Class B shares; 2009 - 205,028 Class B shares; 2008 - 21,527 Class B shares)	1,732	5,593	942
Purchase of SECT stock (2010 - 36,316 Class B shares; 2009 - 96,160 Class B shares; 2008 - 167,111 Class B shares)	(1,296)	(2,832)	(7,530)
Adjustment to market - SECT	(2,391)	7,992	337

End of year	(13,381)	(11,426)	(22,179)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of year	(80,826)	8,847	12,567
Other comprehensive loss	(58,502)	(89,815)	(3,720)
Adjustment to adopt defined benefit pension plan standard, net of income taxes of $81 in 2009	-	142	-

End of year	(139,328)	(80,826)	8,847

TOTAL SHAREHOLDERS’ EQUITY	$1,120,956	$1,065,033	$994,410

COMPREHENSIVE INCOME (LOSS)
Net earnings	$108,094	$85,045	$119,068
Other comprehensive income (loss) :
Foreign currency translation adjustment	(858)	(1,073)	(2,854)
Retirement liability adjustment	(57,977)	(89,062)	(357)
Accumulated income (loss) on derivatives adjustment	333	320	(509)

COMPREHENSIVE INCOME (LOSS)	$49,592	$(4,770)	$115,348

*	Class A Common Stock in treasury: 2,221,635 shares at October 2, 2010; 2,303,699 shares at October 3, 2009; 2,107,949 shares at September 27, 2008.

Class B Common Stock in treasury: 3,305,971 shares at October 2, 2010; October 3, 2009; September 27, 2008.

**	Class B Common Stock in SECT: 374,502 shares at October 2, 2010; 398,552 shares at October 3, 2009; 507,420 shares at September 27, 2008.

The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the Trust agreement, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.
See accompanying Notes to Consolidated Financial Statements.

MOOG inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
	October 2,	October 3,	September 27,
(dollars in thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$108,094	$85,045	$119,068
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	61,112	54,762	48,065
Amortization	30,104	21,622	15,311
Provisions for non-cash losses on contracts, inventories and receivables	54,204	43,166	36,563
Deferred income taxes	11,314	13,330	(5,698)
Equity-based compensation expense	5,445	5,682	4,551
Equity in earnings of LTi	-	(6,717)	(874)
Other	1,633	(5,210)	2,381
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(70,076)	25,576	(79,302)
Inventories	10,220	984	(62,439)
Other assets	1,074	(5,043)	(3,190)
Accounts payable and accrued liabilities	(7,295)	(79,236)	16,653
Other liabilities	(18,136)	(28,675)	10,122
Customer advances	7,563	(7,394)	6,681

NET CASH PROVIDED BY OPERATING ACTIVITIES	195,256	117,892	107,892

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(29,843)	(261,193)	(22,383)
Investment in LTi	-	-	(28,288)
Purchase of property, plant and equipment	(65,949)	(81,688)	(91,761)
Supplemental retirement plan investment redemption	-	19,981	-
Other	(2,285)	(1,843)	(6,448)

NET CASH USED BY INVESTING ACTIVITIES	(98,077)	(324,743)	(148,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable	(15,830)	(16,996)	(709)
Proceeds from revolving lines of credit	543,319	1,173,249	450,705
Payments on revolving lines of credit	(591,505)	(1,003,659)	(599,705)
Payments on long-term debt, other than senior subordinated notes	(2,795)	(2,331)	(1,933)
Proceeds from senior subordinated notes, net of issuance costs	-	-	196,393
Payments on senior subordinated notes	-	(19,981)	-
Proceeds from sale of Class A common stock, net of issuance costs	-	74,717	-
Proceeds from sale of treasury stock	976	424	5,846
Purchase of outstanding shares for treasury	(534)	(7,387)	(2,674)
Proceeds from sale of stock held by Stock Employee Compensation Trust	1,732	5,593	942
Purchase of stock held by Stock Employee Compensation Trust	(1,296)	(2,832)	(7,530)
Excess tax benefits from equity-based payment arrangements	6	43	1,137

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(65,927)	200,840	42,472

Effect of exchange rate changes on cash	(324)	690	1,474

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,928	(5,321)	2,958
Cash and cash equivalents at beginning of year	81,493	86,814	83,856

Cash and cash equivalents at end of year	$112,421	$81,493	$86,814

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$37,492	$39,119	$35,402
Income taxes, net of refunds	23,744	24,630	50,555
Non-cash investing and financing activities:
Unsecured notes issued as partial consideration for acquisitions	$2,350	$13,451	$5,000
Equipment acquired through financing	-	138	72

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
Fiscal Year: Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 52 weeks for the year ended October 2, 2010, 53 weeks for the year ended October 3, 2009 and 52 weeks for the year ended September 27, 2008. While management believes this affects the comparability of financial statements presented, the impact has not been determined.
Operating Cycle: Consistent with industry practice, aerospace and defense related inventories, unbilled recoverable costs and profits on long-term contract receivables, customer advances and contract loss reserves include amounts relating to contracts having long production and procurement cycles, portions of which are not expected to be realized or settled within one year.
Foreign Currency Translation: Assets and liabilities of subsidiaries that prepare financial statements in currencies other than the U.S. dollar are translated using rates of exchange as of the balance sheet date and the statements of earnings are translated at the average rates of exchange for each reporting period.
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
Percentage of completion method for contracts: Revenue representing 30% of 2010 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominately used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are primarily with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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

Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for 2010, 2009 and 2008.
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
As units are delivered or services are performed: In 2010, 70% of our sales were recognized as units were delivered or as service obligations were satisfied. Revenue is recognized when the risks and rewards of ownership and title to the product are transferred to the customer. When engineering or similar services are performed, revenue is recognized upon completion of the obligation including any delivery of engineering drawings or technical data. This method of revenue recognition is predominately used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity. Profits are recorded as costs are relieved from inventory and charged to cost of sales and as revenue is recognized. Inventory costs include all product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations.
Shipping and Handling Costs: Shipping and handling costs are included in cost of sales.
Research and Development: Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation.
Bid and Proposal Costs: Bid and proposal costs are expensed as incurred and classified as selling, general and administrative expenses.
Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2010	2009	2008

Basic weighted-average shares outstanding	45,363,738	42,598,321	42,604,268
Dilutive effect of equity-based awards	345,282	308,174	652,620

Diluted weighted-average shares outstanding	45,709,020	42,906,495	43,256,888

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
Goodwill: We test goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit could be below its carrying amount. The impairment test consists of comparing the fair value of a reporting unit, determined using discounted cash flows, with its carrying amount including goodwill, and, if the carrying amount of the reporting unit exceeds its fair value, comparing the implied fair value of goodwill with its carrying amount. An impairment loss would be recognized for the carrying amount of goodwill in excess of its implied fair value. There were no impairment charges recorded in 2010, 2009 or 2008.
Acquired Intangible Assets: Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. There were no identifiable intangible assets with indefinite lives at October 2, 2010.
Impairment of Long-Lived Assets: Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows. There were no impairment charges recorded in 2010, 2009 or 2008.
Product Warranties: In the ordinary course of business, we warrant our products against defect in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2010	2009	2008

Warranty accrual at beginning of year	$14,675	$10,015	$7,123

Additions from acquisitions	213	4,436	100

Warranties issued during current year	6,729	7,456	7,998

Adjustments to pre-existing warranties	186	780	(27)

Reductions for settling warranties	(6,831)	(8,048)	(5,533)

Foreign currency translation	(116)	36	354

Warranty accrual at end of year	$14,856	$14,675	$10,015

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
We carry derivative instruments on the balance sheet at fair value, determined by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Our use of derivative instruments is generally limited to cash flow hedges of certain interest rate risks and minimizing foreign currency exposure on foreign currency transactions, which are typically designated in hedging relationships, and intercompany balances, which are not designated as hedging instruments. Cash flows resulting from forward contracts are accounted for as hedges of identifiable transactions or events and classified in the same category as the cash flows from the items being hedged.

Recent Accounting Pronouncements: In December 2007, the FASB issued new standards for business combinations as codified in ASC 805-10. The objective of the new standard is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It establishes principles and requirements for the acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, the goodwill acquired or a gain from a bargain purchase. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this standard at the beginning of 2010.
In December 2007, the FASB issued new standards for consolidation as codified in ASC 810-10. The objective of the new standard is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. The new standard is effective for fiscal years beginning on or after December 15, 2008. We adopted this standard at the beginning of 2010.
In April 2008, the FASB issued new standards on intangible assets as codified in ASC 350-30. The new standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The new standard applies to all intangible assets, whether acquired in a business combination or otherwise. It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. We adopted this standard at the beginning of 2010.
In December 2008, the FASB issued new standards on defined benefit pension plans as codified in ASC 715-20. The new standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures address: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. The new standard is effective for fiscal years ending after December 15, 2009 and is not required for earlier periods presented for comparative purposes. This statement is effective for us in 2010. See Note 11, Employee Benefit Plans, for related disclosures.
In April 2009, the FASB issued new standards on identifiable assets and liabilities assumed in a business combination as codified in ASC 805-20. The new standard amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. The new standard carries forward the requirements in current standards for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with standards codified in ASC 450-10. The new standard is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this standard at the beginning of 2010.
In February 2010, the FASB issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” which amends ASC 855, “Subsequent Events,” to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The ASU was effective immediately upon issuance. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

Note 2 - Acquisitions
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
In 2010, we completed four business combinations within three of our segments. We completed one acquisition in our Aircraft Controls segment for $8,100 in cash, issuance of a $1,200 unsecured note and contingent consideration with an initial fair value of $1,400. This acquisition complements our military aftermarket business. We acquired two businesses in our Space and Defense Controls segment for $20,273, net of cash acquired, issuance of a $1,000 unsecured note and contingent consideration with an initial fair value of $1,600. One business specializes in turret design, fire control systems and vehicle electronics and the other expands our capabilities in the security and surveillance market. We completed one acquisition in our Industrial Systems segment for $1,050 in cash and issuance of a $150 unsecured note. Combined sales of these acquisitions for the 2009 calendar year were approximately $34,000. The purchase price allocations for the 2010 acquisitions are substantially complete. Those allocations are subject to subsequent adjustment as we obtain additional information for our estimates during the respective measurement periods.
In 2009, we completed eight business combinations within four of our segments. We completed two acquisitions in our Aircraft Controls segment, both of which are located in the U.K., for a total purchase price of $136,584. We acquired the flight control actuation business of GE Aviation Systems which complements our flight control actuation business and Fernau Avionics Limited that expands our business in ground-based air navigation systems. Combined sales of these acquisitions for the 2008 calendar year were approximately $122,500. We acquired one business, Videolarm Inc., based in Georgia, in our Space and Defense Controls segment for $44,853 that expands our capabilities in the security and surveillance markets. Sales for the 2008 calendar year were approximately $19,500. We completed three acquisitions in our Industrial Systems segment for a total of $109,617, which includes $28,288 for a 40% ownership paid in 2008 for one of the acquired companies. LTi REEnergy GmbH, with operations in Germany and China, and Insensys Ltd., a UK-based company, both specialize in systems and blade controls of turbines for the wind energy market. Berkeley Process Control, Inc., based in California, manufactures motion control software and hardware. Prior to acquiring 100% ownership in LTi REEnergy, we accounted for our investment using the equity method of accounting. Our 40% share of the net earnings for 2009 and 2008 was $6,717 and $874, respectively. Combined sales for the twelve months preceding these acquisitions were approximately $154,300. We also completed two acquisitions in our Medical Devices segment for a total purchase price of $36,510, which includes $6,814 of assumed debt. Aitecs Medical UAB, a Lithuanian-based manufacturer, expands our portfolio to include syringe style pumps and Ethox International, based in New York, produces proprietary medical devices and contract manufacturing of disposables as well as microbiology, toxicology and sterilization services. Combined sales of these acquisitions for the 2008 calendar year were approximately $36,000. Our purchase price allocations for the 2009 acquisitions are complete.
Note 3 - Receivables
Receivables consist of:

	October 2,	October 3,

	2010	2009

Accounts receivable	$311,966	$265,271

Long-term contract receivables:

Amounts billed	95,465	53,458

Unbilled recoverable costs and accrued profits	203,373	222,133

Total long-term contract receivables	298,838	275,591

Other	13,870	10,723

Total receivables	624,674	551,585

Less allowance for doubtful accounts	(4,813)	(4,014)

Receivables	$619,861	$547,571

Long-term contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts, commercial aircraft and satellite manufacturers. Amounts billed under long-term contracts to the U.S. Government were $18,179 at October 2, 2010 and $18,485 at October 3, 2009. Unbilled recoverable costs and accrued profits under long-term contracts to be billed to the U.S. Government were $7,638 at October 2, 2010 and $11,595 at October 3, 2009. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Approximately two-thirds of unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.
There are no material amounts of claims or unapproved change orders included in the balance sheet. Balances billed but not paid by customers under retainage provisions are not material.
Concentrations of credit risk on receivables are limited to those from significant customers that are believed to be financially sound. Receivables from Boeing were $122,345 at October 2, 2010 and $93,497 at October 3, 2009. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.
Note 4 - Inventories
Inventories, net of reserves, consist of:

	October 2,	October 3,

	2010	2009

Raw materials and purchased parts	$179,375	$206,414

Work in progress	221,128	214,021

Finished goods	60,354	63,826

Inventories	$460,857	$484,261

Note 5 - Property, Plant and Equipment
Property, plant and equipment consists of:

	October 2,	October 3,

	2010	2009

Land	$26,779	$26,445

Buildings and improvements	320,165	303,652

Machinery and equipment	597,916	597,055

Property, plant and equipment, at cost	944,860	927,152

Less accumulated depreciation and amortization	(457,916)	(445,426)

Property, plant and equipment	$486,944	$481,726

Assets under capital leases included in property, plant and equipment are summarized as follows:

	October 2,	October 3,

	2010	2009

Assets under capital leases, at cost	$3,925	$4,148

Less accumulated amortization	(1,334)	(752)

Net assets under capital leases	$2,591	$3,396

Note 6 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for 2010, 2009 and 2008 are as follows:

		Space and

	Aircraft	Defense	Industrial		Medical
	Controls	Controls	Systems	Components	Devices	Total

Balance at September 29, 2007	$103,898	$67,546	$101,465	$153,442	$112,082	$538,433

Acquisitions	-	12,082	-	8,333	-	20,415

Adjustments to prior year acquisitions	-	2,162	138	197	(117)	2,380

Foreign currency translation	27	-	735	(1,255)	-	(493)

Balance at September 27, 2008	103,925	81,790	102,338	160,717	111,965	560,735

Acquisitions	74,219	25,012	21,027	-	15,024	135,282

Foreign currency translation	2,550	-	790	(1,358)	460	2,442

Balance at October 3, 2009	180,694	106,802	124,155	159,359	127,449	698,459

Acquisitions	4,917	14,201	577	-	-	19,695

Adjustments to prior year acquisitions	(11,903)	-	-	-	(82)	(11,985)

Foreign currency translation	(201)	620	(2,612)	1,537	(697)	(1,353)

Balance at October 2, 2010	$173,507	$121,623	$122,120	$160,896	$126,670	$704,816

Adjustments to prior year acquisitions in 2010 relate primarily to a business combination completed in the last week of 2009. We revised our estimates of the purchase price allocation based on obtaining additional information related to certain assets and liabilities acquired.
The components of acquired intangible assets are as follows:

		October 2, 2010		October 3, 2009
	Weighted-	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life (Years)	Amount	Amortization	Amount	Amortization

Customer-related	10	$148,722	$(49,781)	$142,555	$(34,748)

Program-related	18	63,796	(5,275)	61,599	(1,475)

Technology-related	9	54,743	(22,117)	50,698	(15,955)

Marketing-related	9	22,256	(11,548)	22,616	(10,109)

Contract-related	3	3,312	(1,104)	3,000	-

Artistic-related	10	25	(22)	25	(20)

Acquired intangible assets	11	$292,854	$(89,847)	$280,493	$(62,307)

All acquired intangible assets other than goodwill are amortized. Customer-related intangible assets primarily consist of customer relationships. Program-related intangibles assets consist of long-term programs. Technology-related intangible assets primarily consist of technology, patents, intellectual property and software. Marketing-related intangible assets primarily consist of trademarks, trade names and non-compete agreements. Contract-related intangible assets consist of favorable operating lease terms.
Amortization of acquired intangible assets was $28,280 in 2010, $19,734 in 2009 and $14,017 in 2008. Based on acquired intangible assets recorded at October 2, 2010, amortization is estimated to be $27,800 in 2011, $26,886 in 2012, $23,177 in 2013, $20,820 in 2014 and $17,999 in 2015.

Note 7 - Indebtedness
Long-term debt consists of:

	October 2,	October 3,
	2010	2009

U.S. revolving credit facility	$371,179	$422,090

Other revolving credit facilities and term loans	11,914	13,866

Obligations under capital leases	1,019	1,529

Senior debt	384,112	437,485

6 1/4% senior subordinated notes	187,038	187,055

7 1/4% senior subordinated notes	191,575	191,575

Total long-term debt	762,725	816,115

Less current installments	(5,405)	(1,541)

Long-term debt	$757,320	$814,574

Our U.S. revolving credit facility consists of a $750,000 revolver, which matures on March 14, 2013. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify minimum consolidated net worth and interest coverage and maximum leverage and capital expenditures. We are in compliance with all covenants. Interest on the majority of the outstanding credit facility borrowings is 2.4% and is based on LIBOR plus the applicable margin, which was 200 basis points at October 2, 2010. Interest on the remaining outstanding credit facility borrowings is 4.3% and is based on prime plus the applicable margin, which was 125 basis points at October 2, 2010.
In addition to our U.S. revolving credit facility, we maintain short-term credit facilities with banks throughout the world. These credit facilities are principally demand lines subject to revision by the banks. At October 2, 2010, we had $387,114 of unused borrowing capacity, including $369,100 from the U.S. credit facility. Commitment fees are charged on some of these arrangements and on the U.S. credit facility based on a percentage of the unused amounts available and are not material.
Other revolving credit facilities and term loans at October 2, 2010 consist of financing provided by various banks and lenders to certain subsidiaries. These loans are being repaid through 2023 and carry interest rates ranging from 2% to 6%.
We have outstanding $187,000 aggregate principal amount of 6 1/4% senior subordinated notes due January 15, 2015, a portion of which were sold at amounts in excess of par. Interest is paid semiannually on January 15 and July 15 of each year. We also have outstanding $191,575 aggregate principal amount of 7 1/4% senior subordinated notes due June 15, 2018. Interest is paid semiannually on June 15 and December 15 of each year. We purchased $13,000 of the 6 1/4% senior subordinated notes and $8,425 of the 7 1/4% senior subordinated notes in 2009, which resulted in a recognized gain of $1,444. Both the 6 1/4% and 7 1/4% senior subordinated notes are unsecured, general obligations, subordinated in right of payment to all existing and future senior indebtedness and contain normal incurrence-based covenants.
Maturities of long-term debt are $5,405 in 2011, $2,448 in 2012, $374,806 in 2013, $243 in 2014 and $187,262 in 2015 and $192,561 thereafter.
At October 2, 2010, we had pledged assets with a net book value of $1,297,897 as security for long-term debt.
Our only financial instrument for which the carrying value at times differs from its fair value is long-term debt. At October 2, 2010, the fair value of long-term debt was $768,423 compared to its carrying value of $762,725. The fair value of long-term debt was estimated based on quoted market prices.

Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At October 2, 2010, we had interest rate swaps with notional amounts totaling $50,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 3.1%, including the applicable margin of 200 basis points as of October 2, 2010. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps in 2012.
We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $12,372 at October 2, 2010. These contracts mature at various times through the first quarter of 2012.
These interest rate swaps and foreign currency forwards are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2010, 2009 or 2008.
Activity in Accumulated Other Comprehensive Income (Loss) (AOCI) related to these derivatives is summarized below:

	Pre-tax	Income	After-tax
	Amount	Tax	Amount

Balance at September 27, 2008	$(818)	$309	(509)

Net (decrease) in fair value of derivatives	(826)	279	(547)

Net reclassification from AOCI into earnings	1,382	(515)	867

Balance at October 3, 2009	(262)	73	(189)

Net increase in fair value of derivatives	193	(82)	111

Net reclassification from AOCI into earnings	292	(70)	222

Balance at October 2, 2010	$223	$(79)	$144

Activity and classification of derivatives are as follows:

	Classification of net gain (loss)	Net reclassification from AOCI into		Net deferral in AOCI of derivatives
	recognized in earnings	earnings (effective portion)		(effective portion)

		2010	2009	2010	2009

Interest rate swaps	Interest expense	$(615)	$(1,876)	$(768)	$(1,312)

Foreign currency forwards	Net sales	-	(70)	-	(39)

Foreign currency forwards	Cost of sales	323	519	961	525

Net gain (loss)		$(292)	$(1,427)	$193	$(826)

Derivatives not designated as hedging instruments
We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of $178,434 at October 2, 2010. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded a net gain of $310 in 2010 on the foreign currency forwards. The net gain is included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances.
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		October 2,	October 3,
		2010	2009

Derivatives designated as hedging instruments:

Foreign currency forwards	Other current assets	$498	$305

Foreign currency forwards	Other assets	92	-

		$590	$305

Foreign currency forwards	Other accrued liabilities	$-	$211

Foreign currency forwards	Other long-term liabilities	-	102

Interest rate swaps	Other accrued liabilities	381	735

Interest rate swaps	Other long-term liabilities	63	-

		$444	$1,048

Derivatives not designated as hedging instruments:

Foreign currency forwards	Other current assets	$3,101	$1,728

Foreign currency forwards	Other assets	74	-

		$3,175	$1,728

Foreign currency forwards	Other accrued liabilities	$2,346	$1,607

Foreign currency forwards	Other long-term liabilities	61	-

		$2,407	$1,607

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of October 2, 2010:

	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards	Other current assets	$-	$3,599	$-	$3,599

Foreign currency forwards	Other assets	-	166	-	166

		$-	$3,765	$-	$3,765

Foreign currency forwards	Other accrued liabilities	$-	$2,346	$-	$2,346

Foreign currency forwards	Other long-term liabilities	-	61	-	61

Interest rate swaps	Other accrued liabilities	-	381	-	381

Interest rate swaps	Other long-term liabilities	-	63	-	63

Acquisition contingent consideration	Other accrued liabilities	-	-	1,224	1,224

Acquisition contingent consideration	Other long-term liabilities	-	-	1,888	1,888

		$-	$2,851	$3,112	$5,963

During 2010, we recorded liabilities of $3,000 related to contingent purchase price consideration for acquisitions. As of October 2, 2010, the fair value of those liabilities was $3,112 and the resulting increase was recorded in the statements of earnings.
Note 10 - Restructuring
In 2009, we initiated restructuring plans to better align our cost structure with lower sales activity associated with the global recession. The restructuring actions taken are largely complete and have resulted in workforce reductions, primarily in the U.S., the Philippines and Europe.
Restructuring expense by segment is as follows:

	2010	2009

Aircraft Controls	$2,423	$4,940

Space and Defense Controls	1,106	59

Industrial Systems	717	9,695

Components	512	84

Medical Devices	367	289

Total	$5,125	$15,067

Restructuring activity is as follows:

	2010	2009

Balance at beginning of period	$14,332	$-

Charged to expense	5,125	15,067

Cash payments	(14,855)	(3,892)

Reserves for acquired businesses	(791)	2,750

Foreign currency translation	(422)	407

Balance at end of period	$3,389	$14,332

Payments related to these severance benefits are expected to be paid in full by the end of 2011.

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
As a result of workforce reductions, we recognized curtailments in two of our non-U.S. pension plans in 2009. The reductions in expected future service for the two plans were 21% and 28%. We recognized a $53 curtailment loss in 2009 and remeasured both the obligation and plan assets for both plans. In addition, we recognized a settlement loss of $283 in another non-U.S. plan as a result of workforce reductions.
The RSP includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the RSP can acquire our stock at market value. We match 25% of the first 2% of eligible compensation contributed to any investment selection. Shares are allocated and compensation expense is recognized as the employer share match is earned. At October 2, 2010, the participants in the RSP owned 848,767 Class A shares and 1,972,877 Class B shares.

The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans for 2010 and 2009 are as follows:

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Change in projected benefit obligation:

Projected benefit obligation at prior year measurement date	$459,853	$359,354	$108,623	$107,204

Service cost	18,718	13,976	3,139	3,485

Interest cost	27,067	25,529	5,868	5,747

Contributions by plan participants	-	-	724	728

Actuarial losses (gains)	65,897	74,490	27,802	(2,951)

Measurement date changes	-	3,292	-	736

Foreign currency exchange impact	-	-	(1,674)	(2,548)

Benefits paid from plan assets	(14,699)	(15,957)	(1,179)	(842)

Benefits paid by Moog	(826)	(831)	(2,312)	(1,727)

Plan settlements	-	-	-	(977)

Curtailments	-	-	-	(362)

Acquisition	-	-	-	130

Other	-	-	31	-

Projected benefit obligation at measurement date	$556,010	$459,853	$141,022	$108,623

Change in plan assets:

Fair value of assets at prior year measurement date	$314,341	$336,684	$62,143	$56,074

Actual return on plan assets	29,448	(39,169)	6,937	2,817

Employer contributions	40,826	30,123	3,747	6,302

Contributions by plan participants	-	-	3,035	728

Benefits paid	(15,525)	(15,957)	(3,490)	(842)

Plan settlements	-	-	-	(977)

Measurement date changes	-	2,660	-	(104)

Foreign currency exchange impact	-	-	107	(1,855)

Other	-	-	(60)	-

Fair value of assets at measurement date	$369,090	$314,341	$72,419	$62,143

Funded status and amount recognized in assets and liabilities	$(186,920)	$(145,512)	$(68,603)	$(46,480)

Amount recognized in assets and liabilities:

Other assets - non-current	$-	$94	$-	$4,960

Accrued and long-term pension liabilities	(186,920)	(145,606)	(68,603)	(51,440)

Amount recognized in assets and liabilities	$(186,920)	$(145,512)	$(68,603)	$(46,480)

Amount recognized in accumulated other comprehensive loss, before taxes:

Prior service cost (credit)	$61	$264	$(400)	$(425)

Actuarial losses	253,431	186,586	27,060	2,000

Amount recognized in accumulated other comprehensive loss, before taxes	$253,492	$186,850	$26,660	$1,575

Our stock included in plan assets consisted of 149,022 shares of Class A common stock and 1,001,034 shares of Class B common stock. Our funding policy is to contribute at least the amount required by law in the respective countries.
The total accumulated benefit obligation as of the measurement date for all defined benefit pension plans was $620,036 in 2010 and $510,944 in 2009. At the measurement date in 2010, our plans had fair values of plan assets totaling $441,509. At the measurement date in 2010, four of our plans had fair values of plan assets totaling $32,777, which exceeded their accumulated benefit obligations of $27,043. The following table provides aggregate information for the other pension plans, which have projected benefit obligations in excess of plan assets:

	October 2,	October 3,
	2010	2009

Projected benefit obligation	$661,120	$546,116

Accumulated benefit obligation	592,993	490,742

Fair value of plan assets	408,732	349,069

Weighted-average assumptions used to determine benefit obligations as of the measurement dates and weighted-average assumptions used to determine net periodic benefit cost for 2010, 2009 and 2008 are as follows:

	U.S. Plans			Non-U.S. Plans

	2010	2009	2008	2010	2009	2008

Assumptions for net periodic benefit cost:

Discount rate	6.0%	7.3%	6.2%	5.8%	6.0%	5.3%

Return on assets	8.9%	8.9%	8.9%	6.0%	6.5%	6.2%

Rate of compensation increase	4.1%	5.3%	4.1%	3.3%	3.5%	3.4%

Assumptions for benefit obligations:

Discount rate	5.2%	6.0%	7.3%	4.6%	5.8%	6.0%

Rate of compensation increase	3.8%	4.1%	4.1%	2.6%	3.3%	3.5%

Pension plan investment policies and strategies are developed on a plan specific basis, which varies by country. At October 2, 2010, the U.S. plans represented 84% of consolidated pension assets, while the non-U.S. plans represented 16% of consolidated pension assets, the largest concentration being in the U.K. (6%). The overall objective for the long-term expected return on both domestic and international plan assets is to earn a rate of return over time to meet anticipated benefit payments in accordance with plan provisions. The long-term investment objective of both the domestic and international retirement plans is to maintain the economic value of plan assets and future contributions by producing positive rates of investment return after subtracting inflation, benefit payments and expenses. Each of the plan’s strategic asset allocations is based on this long-term perspective and short-term fluctuations are viewed with appropriate perspective.
The U.S. qualified defined benefit plan’s assets are invested for long-term investment results. To accommodate the long-term investment horizon while providing appropriate liquidity, the plan maintains a liquid cash reserve of one-month to three-months of benefit distributions. Its assets are broadly diversified to help alleviate the risk of adverse returns in any one security or investment class. The international plans’ assets are invested in both low-risk and high-risk investments in order to achieve the long-term investment strategy objective. Investment risks for both domestic and international plans are considered within the context of the entire plan, rather than on a security-by-security basis.
The U.S. qualified defined benefit plan and certain international plans have investment committees that are responsible for formulating investment policies, developing manager guidelines and objectives and approving and managing qualified advisors and investment managers. The guidelines established for each of the plans define permitted investments within each asset class and apply certain restrictions such as limits on concentrated holdings in order to meet overall investment objectives.

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
In determining our U.S. pension expense for 2010, we assumed an average rate of return on U.S. pension assets of approximately 8.9% measured over a planning horizon with reasonable and acceptable levls of risk. The rate of return assumed an average of 80% in equity securities and 20% in fixed income securities. In determining our Non-U.S. pension expense for 2010, we assumed an average rate of return on Non-U.S. pension assets of approximately 6% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return assumed an average asset allocation of 40% in equity securities and 60% in fixed income securities.
The weighted average asset allocations by asset category for the pension plans as of October 2, 2010 are as follows:

	U.S. Plans				Non-U.S. Plans
			2010	2009		2010	2009
	Target		Actual	Actual	Target	Actual	Actual

Asset Category:
Equity	50% - 85%	%	76%	77%	40% - 60%	43%	45%
Debt	15% - 30%	%	16%	22%	40% - 60%	54%	53%
Real estate and other	0% - 20%		8%	1%	0% - 10%	3%	2%

The following table presents the consolidated plan assets using the fair value hierarchy as of October 2, 2010. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. The definition of the fair value hierarchy is described in Note 9 – Fair Value.

U.S. Plans	Level 1	Level 2	Level 3	Total

Shares of registered investment companies:
International equity	$48,483	$-	$-	$48,483
Large growth stocks	39,170	-	-	39,170
Emerging markets	20,599	-	-	20,599
Common stock and other:
International equity	33,166	-	-	33,166
Large value stocks	19,572	-	-	19,572
Large core stocks	19,752	-	-	19,752
Large growth stocks	7,198	-	-	7,198
Other	11,568	-	-	11,568
Fixed income funds:
Intermediate-term core fixed income	58,384	-	-	58,384
Employer securities	41,329	-	-	41,329
Interest in common collective trust	-	25,884	-	25,884
Money market funds	35,843	-	-	35,843
Cash and cash equivalents	1,964	278	-	2,242
Limited partnerships	-	-	5,900	5,900

Fair value	$337,028	$26,162	$5,900	$369,090

Non-U.S. Plans	Level 1	Level 2	Level 3	Total

Shares of registered investment companies	$-	$21,420	$-	$21,420
Domestic equity	2,573	305	-	2,878
International equity	7,740	-	-	7,740
Fixed income funds	-	19,836	-	19,836
Cash and cash equivalents	3,900	-	-	3,900
Insurance contracts and other	-	435	16,210	16,645

Fair value	$14,213	$41,996	$16,210	$72,419

The following is a roll forward of the consolidated plan assets classified as Level 3 within the fair value hierarchy:

	U.S. Plans	Non-U.S. Plans	Total

Balance at beginning of year	$2,076	$11,408	$13,484
Return on assets	367	3,323	3,690
Purchases, sales, issuances and settlements, net	3,457	1,479	4,936

Balance at end of year	$5,900	$16,210	$22,110

The following is a description of the valuation methodologies used for pension plan assets measured at fair value. There have been no significant changes in the methodologies used at October 2, 2010 and October 3, 2009, respectively. Cash and cash equivalents consist of direct cash holdings and institutional short-term investment vehicles. Direct cash holdings are valued at cost, which approximates fair value. Institutional short-term investment vehicles are valued daily. Common stocks traded on national exchanges are valued at the last reported sales price. Shares of registered investment companies are valued at net asset value of shares held by the plan at year end. Investments in U.S. treasury obligations are valued by a pricing service based upon closing market prices at year end. Investments denominated in foreign currencies are translated into U.S. dollars using the last reported exchange rate. Fixed income funds, which primarily consist of corporate and government bonds, are valued using methods, such as dealer quotes, available trade information, spreads, bids and offers provided by a pricing vendor. Investments in limited partnerships are valued based on the net asset value of our share in the fair value of the investments at year end. Shares held in common collective trust funds are reported at the net unit value of units held by the trust at year end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned. Investments in insurance contracts are valued at the surrender value, which is reported by the insurance carrier at year end. Securities or other assets for which market quotations are not readily available or for which market quotations do not represent the value at the time of pricing (including certain illiquid securities) are fair valued in accordance with procedures established under the supervision and responsibility of the Custodian of that investment.
Such procedures may include the use of independent pricing services or affiliated advisor pricing, which use prices based upon yields or prices of securities of comparable quality, coupon, maturity and type, indications as to values from dealers, operating data and general market conditions.
The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Pension expense for all plans for 2010, 2009 and 2008, including costs for various defined contribution plans, was as follows:

	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008

Service cost	$18,718	$13,977	$16,287	$3,139	$3,485	$3,940
Interest cost	27,067	25,529	23,623	5,868	5,747	5,806
Expected return on plan assets	(35,344)	(31,924)	(30,122)	(3,605)	(3,480)	(3,637)
Amortization of prior service cost (credit)	203	295	973	(54)	(44)	(40)
Amortization of actuarial loss	4,949	844	3,090	521	466	324
Settlement loss	-	-	-	91	283	-
Curtailment loss	-	-	70	-	53	-

Pension expense for defined benefit plans	15,593	8,721	13,921	5,960	6,510	6,393
Pension expense for defined contribution plans	6,571	6,417	3,029	6,053	1,915	2,054

Total pension expense	$22,164	$15,138	$16,950	$12,013	$8,425	$8,447

The estimated net prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for pension plans in 2011 are $68 and $12,813, respectively.
Benefits expected to be paid to the participants of the U.S. plans are $19,200 in 2011, $20,985 in 2012, $22,483 in 2013, $24,545 in 2014, $26,477 in 2015 and $172,151 for the five years thereafter. Benefits expected to be paid to the participants of the non-U.S. plans are $4,145 in 2011, $3,839 in 2012, $4,270 in 2013, $4,722 in 2014, $6,056 in 2015 and $32,912 for the five years thereafter.
We presently anticipate contributing approximately $32,000 to the U.S. plans and $6,500 to the non-U.S. plans in 2011.
We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The transition obligation is being expensed over 20 years through 2013. The changes in the accumulated benefit obligation of this unfunded plan for 2010 and 2009 are shown in the following table:

	October 2,	October 3,
	2010	2009

Change in Accumulated Postretirement Benefit Obligation (APBO):
APBO at prior year measurement date	$25,077	$20,139
Service cost	571	417
Interest cost	1,345	1,366
Contributions by plan participants	1,360	1,358
Benefits paid	(2,680)	(3,245)
Measurement date changes	-	149
Actuarial (gains) losses	(1,953)	4,756
Retiree drug subsidy receipts	140	137

APBO at measurement date	$23,860	$25,077

Funded status	$(23,860)	$(25,077)

Accrued postretirement benefit liability	$(23,860)	$(25,077)

Amount recognized in accumulated other comprehensive loss, before taxes:
Transition obligation	$1,150	$1,544
Prior service cost	-	215
Actuarial losses	7,151	9,946

Amount recognized in accumulated other comprehensive loss, before taxes	$8,301	$11,705

The cost of the postretirement benefit plan is as follows:

	2010	2009	2008

Service cost	$571	$417	$428
Interest cost	1,345	1,366	1,249
Amortization of transition obligation	394	394	394
Amortization of prior service cost	215	267	286
Amortization of actuarial loss	842	385	447

Net periodic postretirement benefit cost	$3,367	$2,829	$2,804

The estimated transition obligation, prior service cost and actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost in 2011 are $394, $0 and $595, respectively.
As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 4.8% in 2010, 5.5% in 2009 and 7.0% in 2008. As of the measurement date, the assumed discount rate used in the accounting for the net periodic postretirement benefit cost was 5.5% in 2010, 7.0% in 2009 and 6.3% in 2008.
For measurement purposes, an 8.0%, 6.9% and 8.7% annual per capita rate of increase of medical and drug costs before age 65, medical costs after age 65 and drug costs after age 65, respectively, were assumed for 2011, all gradually decreasing to 4.5% for 2028 and years thereafter. A one percentage point increase in this rate would increase our accumulated postretirement benefit obligation as of the measurement date in 2010 by $1,191, while a one percentage point decrease in this rate would decrease our accumulated postretirement benefit obligation by $1,089. A one percentage point increase or decrease in this rate would not have a material effect on the total service cost and interest cost components of the net periodic postretirement benefit cost.
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $21,100, $8,500 and $20,050 in 2010, 2009 and 2008, respectively.

Note 12 - Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2010	2009	2008

Earnings before income taxes:
Domestic	$82,654	$57,320	$76,714
Foreign	66,955	51,640	92,400
Eliminations	(173)	1,601	(1,079)

Total	$149,436	$110,561	$168,035

Computed expected tax expense	$52,303	$38,696	$58,812
Increase (decrease) in income taxes resulting from:
Foreign tax rates	(9,711)	(6,301)	(2,306)
Foreign and R&D tax credits	(3,185)	(9,510)	(6,971)
Export and manufacturing incentives	(840)	(1,190)	(1,400)
State taxes, net of federal benefit	2,274	1,989	1,850
Change in valuation allowance for deferred taxes	634	1,630	(336)
Change in enacted tax rates	-	-	(794)
Other	(133)	202	112

Income taxes	$41,342	$25,516	$48,967

Effective income tax rate	27.7%	23.1%	29.1%

At October 2, 2010, various subsidiaries had tax benefit carryforwards totaling $34,483. These tax benefit carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries. The change in the valuation allowance relates to tax benefit carryforwards reflecting recent and projected financial performance, tax planning strategies and statutory tax carryforward periods.
No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($437,480 at October 2, 2010) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the U.S.
The components of income taxes are as follows:

	2010	2009	2008

Current:
Federal	$10,642	$(3,496)	$23,291
Foreign	17,362	13,464	28,017
State	2,024	2,218	3,357

Total current	30,028	12,186	54,665

Deferred:
Federal	12,744	14,487	(3,977)
Foreign	(2,905)	(1,999)	(1,211)
State	1,475	842	(510)

Total deferred	11,314	13,330	(5,698)

Income taxes	$41,342	$25,516	$48,967

Realization of deferred tax assets is dependent, in part, upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making its assessment of the recoverability of deferred tax assets.

The tax effects of temporary differences that generated deferred tax assets and liabilities are detailed in the following table.

	October 2,	October 3,
	2010	2009

Deferred tax assets:
Benefit accruals	$150,346	$121,072
Contract loss reserves not currently deductible	11,914	16,137
Tax benefit carryforwards	13,796	14,274
Inventory reserves	26,552	24,186
Other accrued expenses	10,204	8,731

Total gross deferred tax assets	212,812	184,400
Less valuation allowance	(7,352)	(9,476)

Total net deferred tax assets	205,460	174,924

Deferred tax liabilities:
Differences in bases and depreciation of property, plant and equipment	147,363	139,855
Foreign currency	1,697	2,527
Pension	42,986	30,550
Other	49	1,470

Total gross deferred tax liabilities	192,095	174,402

Net deferred tax assets	$13,365	$522

Net deferred tax assets and liabilities are included in the balance sheet as follows:

	October 2,	October 3,
	2010	2009

Current assets	$75,367	$73,673
Other assets	9,739	6,270
Other accrued liabilities	(2,200)	(2,511)
Long-term liabilities	(69,541)	(76,910)

Net deferred tax assets	$13,365	$522

We have unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	October 2,	October 3,
	2010	2009

Balance at beginning of year	$10,161	$7,630
Increases as a result of tax positions for prior years	732	1,134
Increases as a result of tax positions for current year	78	3,745
Reductions as a result of lapse of statue of limitations	(1,135)	(1,560)
Settlement of tax positions	-	(788)

Balance at end of year	$9,836	$10,161

We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The statute of limitations in several jurisdictions will expire in the next twelve months and we have unrecognized tax benefits of $1,863, which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.

We accrue interest and penalties related to unrecognized tax benefits to income tax expense for all periods presented. At October 3, 2009, we had accrued interest and penalties of $1,052. We expensed an additional $767 of interest for 2010 and had $1,507 of accrued interest and penalties at October 2, 2010.
Note 13 - Shareholders’ Equity
Class A and Class B common stock share equally in our earnings and are identical with certain exceptions. Other than on matters relating to the election of directors or as required by law where the holders of Class A and Class B shares vote as separate classes, Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 14,044 in 2010, 2,850 in 2009 and 53,967 in 2008.
Class A shares reserved for issuance at October 2, 2010 are as follows:

Shares

Conversion of Class B to Class A shares	7,794,296
2008 Stock Appreciation Rights Plan	2,000,000
2003 Stock Option Plan	1,161,769
1998 Stock Option Plan	449,484

Class A shares reserved for issuance	11,405,549

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
Equity-based compensation expense is based on share-based payment awards that are ultimately expected to vest. Vesting requirements vary for directors, officers and key employees. In general, options and stock appreciation rights (SARs) granted to outside directors vest one year from the date of grant, options granted to officers vest on various schedules, options granted to key employees vest in equal annual increments over a five-year period from the date of grant and SARs granted to officers and key employees vest in equal annual installments over a three-year period from the date of grant.
The fair value of equity-based awards granted was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of the SARs was $10.92, $13.78 and $16.89 for those awarded in 2010, 2009 and 2008. The weighted-average fair value of the options was $14.26 for options granted during 2008. No options were granted in 2010 or 2009. The following table provides the range of assumptions used to value equity-based awards granted during 2010, 2009 and 2008.

	2010	2009	2008

Expected volatility	37% - 46%	34% - 35%	27% - 32%
Risk-free rate	1.1% - 2.8%	1.8% - 3.6%	2.5% - 3.7%
Expected dividends	0%	0%	0%
Expected term	3-7 years	3-7 years	3-7 years

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
The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A common stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A common stock. Under the terms of the plans, options may be either incentive or non-qualified. Options issued as of October 2, 2010 consisted of both incentive options and non-qualified options. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. Options become exercisable over periods not exceeding ten years.
Shares under options are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic
1998 Stock Option Plan	Options	Price	Contractual Life	Value

Outstanding at September 29, 2007	849,331	$11.58
Exercised in 2008	(261,150)	10.69

Outstanding at September 27, 2008	588,181	11.97
Exercised in 2009	(48,937)	8.67

Outstanding at October 3, 2009	539,244	12.27
Exercised in 2010	(89,760)	7.69

Outstanding at October 2, 2010	449,484	$13.19	2.0 years	$9,985

Exercisable at October 2, 2010	305,288	$11.50	1.6 years	$7,296

		Weighted-	Weighted-
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic
2003 Stock Option Plan	Options	Price	Contractual Life	Value

Outstanding at September 29, 2007	1,008,467	$29.86
Granted in 2008	266,054	42.46
Exercised in 2008	(102,629)	29.31

Outstanding at September 27, 2008	1,171,892	32.73
Forfeited in 2009	(22,500)	28.01

Outstanding at October 3, 2009	1,149,392	32.82
Exercised in 2010	(12,065)	23.75
Forfeited in 2010	(1,538)	42.45

Outstanding at October 2, 2010	1,135,789	$32.90	5.4 years	$5,007

Exercisable at October 2, 2010	453,497	$31.67	5.1 years	$2,031

Total Stock Option Plans

Outstanding at October 2, 2010	1,585,273	$27.31

Exercisable at October 2, 2010	758,785	$23.55

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of Class A common stock of $35.40 as of October 2, 2010. That value would have been effectively received by the option holders had all option holders exercised their options as of that date. The intrinsic value of options exercised in the 1998 Plan during 2010, 2009 and 2008 was $1,821, $1,140 and $8,731, respectively. The intrinsic value of options exercised in the 2003 Plan during 2010, 2009 and 2008 was $88, $0 and $1,588, respectively.
The total fair value of shares in the 1998 Plan that vested during 2010, 2009 and 2008 was $186, $208 and $753, respectively. The total fair value of shares in the 2003 Plan that vested during 2010, 2009 and 2008 was $2,975, $783 and $1,391, respectively.
As of October 2, 2010, total unvested compensation expense associated with stock options amounted to $2,412 and will be recognized over a weighted-average period of two years.
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

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
2008 Stock Appreciation Rights Plan	SARs	Price	Contractual Life	Value

Granted in 2008	108,000	$43.42

Outstanding at September 27, 2008	108,000	43.42
Granted in 2009	384,500	35.12
Forfeited in 2009	(4,000)	43.42

Outstanding at October 3, 2009	488,500	36.89
Granted in 2010	288,375	26.66
Forfeited in 2010	(13,666)	38.12

Outstanding at October 2, 2010	763,209	$33.00	8.2 years	$2,601

Exercisable at October 2, 2010	210,992	$37.52	7.3 years	$76

The weighted-average grant-date fair value of the SARs granted during the year ended October 2, 2010 was $10.92. No SARs were exercised during 2010, 2009 or 2008.
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of Class A common stock of $35.40 as of October 2, 2010. That value would have been effectively received by the SAR holders had all SAR holders exercised their SARs as of that date. The total fair value of SARs that vested during 2010, 2009 and 2008 was $2,473, $648 and $140, respectively. As of October 2, 2010, total unvested compensation expense associated with SARs amounted to $2,614 and will be recognized over a weighted-average period of one year.
Note 15 - Stock Employee Compensation Trust
We have a Stock Employee Compensation Trust (SECT) to assist in administering and to provide funding for employee stock plans and benefit programs, including the RSP. The shares in the SECT are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreement governing the SECT, the SECT trustee votes all shares held by the SECT on all matters submitted to shareholders.
Note 16 - Other Comprehensive Income (Loss)
Other comprehensive income (loss), net of tax, consists of:

	2010	2009	2008

Accumulated income (loss) on derivatives adjustment:
Net incease (decrease) in fair value of derivatives, net of taxes of $82 in 2010, $(279) in 2009 and $(497) in 2008	$111	$(547)	$(796)
Net reclassification from accumulated other comprehensive income into earnings, net of taxes of $70 in 2010, $515 in 2009 and $187 in 2008	222	867	287

Accumulated income (loss) on derivatives adjustment	333	320	(509)
Foreign currency translation adjustment	(858)	(1,073)	(2,854)
Retirement liability adjustment, net of taxes of $(30,208) in 2010, $(55,204) in 2009 and $825 in 2008	(57,977)	(89,062)	(357)

Other comprehensive (loss) income	$(58,502)	$(89,815)	$(3,720)

Accumulated other comprehensive income (loss), net of tax, consists of:

	October 2,	October 3,
	2010	2009

Accumulated gain (loss) on derivatives	$144	$(189)
Accumulated foreign currency translation	42,864	43,722
Accumulated retirement liability	(182,336)	(124,359)

Accumulated other comprehensive (loss) income	$(139,328)	$(80,826)

Note 17 - Segments
Aircraft Controls. We design, manufacture and integrate primary and secondary flight controls for military and commercial aircraft and provide aftermarket support. Our systems are used in large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft. We also supply ground-based navigational aids. We are well positioned on both development and production programs. Typically, development programs require concentrated periods of research and development by our engineering teams and involve design, development, testing and integration. We are currently working on several large development programs including the F-35 Joint Strike Fighter, Boeing 787 Dreamliner, Boeing’s extended range 747-8, Airbus A350XWB and several business jet programs. The F-35 is in the flight test phase and recently entered low rate initial production. The 787 program began design and development in 2004 and is transitioning to production, with Boeing’s initial aircraft delivery expected to occur in 2011. The Airbus A350XWB is in early stage development with entry into service planned for 2013. Production programs are generally long-term manufacturing efforts that extend for as long as the aircraft builder receives new orders. Our large military production programs include the F/A-18E/F Super Hornet, the V-22 Osprey tiltrotor, the Black Hawk/Seahawk helicopter and the F-15 Eagle. Our large commercial production programs include the full line of Boeing 7-series aircraft, Airbus A330/340 and a variety of business jets. Aftermarket sales, which represented 32% of 2010 sales for this segment, consist of the maintenance, repair, overhaul and parts supply for both military and commercial aircraft. Further, both our military and commercial customers throughout the world carry spares inventory in order to minimize down time.
Space and Defense Controls. Space and Defense Controls provides controls for satellites and space vehicles, armored combat vehicles, launch vehicles, tactical and strategic missiles, security and surveillance and other defense applications. For commercial and military satellites, we design, manufacture and integrate steering and propulsion controls and controls for positioning antennae and deploying solar panels. The Atlas, Delta and Ariane launch vehicle programs and the Space Shuttle use our steering and propulsion controls. We are also developing products for NASA’s replacement for the Space Shuttle. We supplied couplings, valves and actuators for the International Space Station. We design and build steering and propulsion controls for tactical and strategic missile programs, including Hellfire, TOW, Trident and Minuteman. We supply valves and steering controls on the U.S. National Missile Defense development initiative. We design and manufacture systems for gun aiming, stabilization, automatic ammunition loading and driver vision enhancement on armored combat vehicles for a variety of international and U.S. customers.
Industrial Systems. Industrial Systems serves a global customer base across a variety of markets. Historically, our major markets have included plastics making machinery, simulation, power generation, test, metal forming and heavy industry. Recent acquisitions have allowed us to target wind energy as a new market. For the plastics making machinery market, we design, manufacture and integrate systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. We supply electromechanical motion simulation bases for the flight simulation and training markets. In the power generation market, we design, manufacture and integrate complete control assemblies for fuel, steam and variable geometry control applications. For wind energy, we design and manufacture electric rotor blade pitch controls and blade monitoring systems for wind turbines. For the test markets, we supply controls for automotive, structural and fatigue testing. Metal forming markets use our systems to provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses our high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. Other markets include oil exploration, material handling, auto racing, carpet tufting, paper and lumber mills.

Components. The Components segment serves many of the same markets as our other segments. The Components segment’s three largest product categories are slip rings, fiber optic rotary joints and motors. Slip rings and fiber optic rotary joints use sliding contacts and optical technology to allow unimpeded rotation while delivering power and data through a rotating interface. They come in a range of sizes that allow them to be used in many applications, including diagnostic imaging CT scan medical equipment featuring high-speed data communications, de-icing and data transfer for rotorcraft, forward-looking infrared camera installations, radar pedestals, surveillance cameras and remotely operated vehicles for offshore oil exploration. Our motors are used in an equally broad range of markets, many of which are the same as for slip rings. Components designs and manufactures a series of miniature brushless motors that provide extremely low acoustic noise and reliable long life operation, with the largest market being sleep apnea equipment. Industrial markets use our motors for material handling and electric pumps. Military applications use our motors for gimbals, missiles and radar pedestals. Components’ other product lines include electromechanical actuators for military, aerospace and commercial applications, fiber optic modems that provide electrical-to-optical conversion of communication and data signals, avionic instrumentation, optical switches and resolvers.
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

Segment information for the years ended 2010, 2009 and 2008 and reconciliations to consolidated amounts are as follows:

	2010	2009	2008

Net sales:
Aircraft Controls	$756,550	$663,463	$672,930
Space and Defense Controls	325,474	274,501	253,266
Industrial Systems	545,672	454,629	532,098
Components	359,992	345,509	340,941
Medical Devices	126,564	110,816	103,431

Net sales	$2,114,252	$1,848,918	$1,902,666

Operating profit (loss) and margins:
Aircraft Controls	$76,374	$52,349	$54,979
	10.1%	7.9%	8.2%
Space and Defense Controls	35,844	40,018	29,261
	11.0%	14.6%	11.6%
Industrial Systems	48,109	30,797	73,467
	8.8%	6.8%	13.8%
Components	60,159	55,671	60,644
	16.7%	16.1%	17.8%
Medical Devices	(4,044)	(7,425)	9,062
	(3.2% )	(6.7% )	8.8%

Total operating profit	216,442	171,410	227,413
	10.2%	9.3%	12.0%
Deductions from operating profit:
Interest expense	(38,742)	(39,321)	(37,739)
Equity-based compensation expense	(5,445)	(5,682)	(4,551)
Corporate and other expenses, net	(22,819)	(15,846)	(17,088)

Earnings before income taxes	$149,436	$110,561	$168,035

Depreciation and amortization:
Aircraft Controls	$37,211	$28,979	$21,604
Space and Defense Controls	10,690	9,072	8,361
Industrial Systems	24,461	19,644	17,090
Components	6,605	7,706	7,889
Medical Devices	10,655	9,333	7,426

	89,622	74,734	62,370
Corporate	1,594	1,650	1,006

Total depreciation and amortization	$91,216	$76,384	$63,376

Identifiable assets:
Aircraft Controls	$1,028,213	$998,048	$771,534
Space and Defense Controls	349,987	309,958	251,019
Industrial Systems	684,021	692,348	614,824
Components	362,417	362,022	354,911
Medical Devices	246,606	238,378	198,418

	2,671,244	2,600,754	2,190,706
Corporate	40,890	33,563	36,541

Total assets	$2,712,134	$2,634,317	$2,227,247

Capital expenditures:
Aircraft Controls	$30,449	$28,035	$48,122
Space and Defense Controls	7,315	14,103	11,069
Industrial Systems	12,478	20,643	23,290
Components	3,961	10,653	6,853
Medical Devices	11,746	8,392	2,499

Total capital expenditures	$65,949	$81,826	$91,833

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.
Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2010	2009	2008

Net sales:
United States	$1,185,743	$1,118,178	$1,106,647
China	157,501	85,230	48,205
Germany	150,427	98,718	118,116
United Kingdom	115,944	62,658	90,974
Japan	96,431	93,025	79,504
Other	408,206	391,109	459,220

Net sales	$2,114,252	$1,848,918	$1,902,666

Property, plant and equipment, net:
United States	$274,591	$264,243	$237,376
Philippines	74,720	82,465	77,011
United Kingdom	27,866	29,776	11,036
Germany	25,899	30,256	32,702
Other	83,868	74,986	69,995

Property, plant and equipment, net	$486,944	$481,726	$428,120

Sales to Boeing were $206,775, or 10% of sales, in 2010, including sales to Boeing Commercial Airplanes of $91,112. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing, were $740,701, $705,145 and $618,118 in 2010, 2009 and 2008, respectively. Sales to Boeing and the U.S. Government and its prime- or sub-contractors are made primarily from the Aircraft Controls and Space and Defense Controls segments.
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
We lease certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $25,061 in 2010, $24,044 in 2009 and $22,916 in 2008. Future minimum rental payments required under noncancelable operating leases are $18,689 in 2011, $16,929 in 2012, $12,331 in 2013, $9,582 in 2014, $6,149 in 2015 and $20,113 thereafter.
We are contingently liable for $9,721 of standby letters of credit issued by a bank to third parties on our behalf at October 2, 2010. Purchase commitments outstanding at October 2, 2010 are $457,957, including $12,254 for property, plant and equipment.

Note 19 - Quarterly Data - Unaudited
Net Sales and Earnings

	1st	2nd	3rd	4th
2010	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$495,178	$510,488	$536,775	$571,811	$2,114,252
Gross profit	144,402	147,901	155,947	164,361	612,611
Net earnings	21,561	25,001	29,232	32,300	108,094
Net earnings per share:
Basic	$.48	$.55	$.64	$.71	$2.38
Diluted	$.47	$.55	$.64	$.71	$2.36

	1st	2nd	3rd	4th
2009	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$446,088	$453,335	$445,160	$504,335	$1,848,918
Gross profit	137,848	135,772	125,750	137,930	537,300
Net earnings	30,270	23,692	15,896	15,187	85,045
Net earnings per share:
Basic	$.71	$.56	$.37	$.36	$2.00
Diluted	$.70	$.55	$.37	$.35	$1.98

Note: Quarterly amounts may not add to the total due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors of Moog Inc.
We have audited the accompanying consolidated balance sheets of Moog Inc. as of October 2, 2010 and October 3, 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended October 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moog Inc. at October 2, 2010 and October 3, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective September 30, 2007 the Company changed its method of accounting for uncertainty in income taxes with the adoption of the guidance originally issued in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (codified in FASB ASC Topic 740, “Income Taxes”), and the Company changed its method of accounting for defined benefit pension and other postretirement plans with the adoption of the measurement provisions effective September 28, 2008 of the guidance originally issued in Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (codified in FASB ASC Topic 715, “Compensation – Retirement Benefits”).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Moog Inc.’s internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2010 expressed an unqualified opinion thereon.
Buffalo, New York
December 1, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 2, 2010 based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of October 2, 2010.
We completed four acquisitions in 2010, which were excluded from our management’s report on internal control over financial reporting as of October 2, 2010. On April 29, 2010, we acquired Advanced Integrated Systems, Ltd. On May 7, 2010, we acquired Ingenieurburo Pieper GmbH. On May 26, 2010, we acquired Mid America Aviation, Inc. On August 31, 2010, we acquired assets and the business of Isel Robotik USA, LLC. All of these acquisitions are included in our 2010 consolidated financial statements and collectively constituted $43.5 million and $33.7 million of total and net assets, respectively, as of October 2, 2010 and $9.1 million and $(0.5) million of net sales and net loss, respectively, for the year then ended.
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
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
Shareholders and Board of Directors of Moog Inc.
We have audited Moog Inc.’s internal control over financial reporting as of October 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Moog Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Advanced Integrated Systems, Ltd. acquired on April 29, 2010, Ingenieurboro Pieper GmbH acquired on May 7, 2010, Mid America Aviation, Inc. acquired on May 26, 2010 and assets and the business of Isel Robotik USA, LLC acquired on August 31, 2010, which are included in the 2010 consolidated financial statements of Moog Inc. and collectively constituted $43.5 million and $33.7 million of total and net assets, respectively, as of October 2, 2010 and $9.1 million and $(0.5) million of net sales and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Moog Inc. also did not include an evaluation of the internal control over financial reporting of Advanced Integrated Systems, Ltd., Ingenieurboro Pieper GmbH, Mid America Aviation, Inc. and Isel Robotik USA, LLC.
In our opinion, Moog Inc. maintained, in all material respects, effective internal control over financial reporting as of October 2, 2010, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Moog Inc. as of October 2, 2010 and October 3, 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended October 2, 2010 of Moog Inc. and our report dated December 1, 2010 expressed an unqualified opinion thereon.
Buffalo, New York
December 1, 2010

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
See the report appearing under Item 8, Financial Statements and Supplemental Data of this report.
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
PART III
Item 10.      Directors, Executive Officers and Corporate Governance.
The information required herein with respect to our directors and certain information required herein with respect to our executive officers is incorporated by reference to the 2010 Proxy. Other information required herein is included in Item 1, Business, under “Executive Officers of the Registrant” of this report.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Vice President - Finance and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at 716-652-2000.
Item 11.      Executive Compensation.
The information required herein is incorporated by reference to the 2010 Proxy.
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required herein is incorporated by reference to the 2010 Proxy.
Item 13.      Certain Relationships and Related Transactions, and Director Independence.
The information required herein is incorporated by reference to the 2010 Proxy.
Item 14.      Principal Accountant Fees and Services.
The information required herein is incorporated by reference to the 2010 Proxy.

PART IV
Item 15.      Exhibits and Financial Statement Schedules.
(a)	Documents filed as part of this report:
1.	Index to Financial Statements.

The following financial statements are included:
(i)	Consolidated Statements of Earnings for the years ended October 2, 2010, October 3, 2009 and September 27, 2008.

(ii)	Consolidated Balance Sheets as of October 2, 2010 and October 3, 2009.

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended October 2, 2010, October 3, 2009, and September 27, 2008.

(iv)	Consolidated Statements of Cash Flows for the years ended October 2, 2010, October 3, 2009, and September 27, 2008.

(v)	Notes to Consolidated Financial Statements.

(vi)	Reports of Independent Registered Public Accounting Firm.
2.	Index to Financial Statement Schedules.

The following Financial Statement Schedule as of and for the years ended October 2, 2010, October 3, 2009 and September 27, 2008 is included in this Annual Report on Form 10-K:

II. Valuation and Qualifying Accounts.

Schedules other than that listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:
(3)	(i)	Restated Certificate of Incorporation of Moog Inc., as amended, incorporated by reference to exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended December 30, 2006.
(ii)	Restated By-laws of Moog Inc., incorporated by reference to appendix B of our proxy statement filed under Schedule 14A on December 2, 2003.
(4)	(i)	Form of Indenture between Moog Inc. and JPMorgan Chase Bank, N.A., as Trustee, dated January 10, 2005, relating to the 6 1/4% Senior Subordinated Notes due 2015, incorporated by reference to exhibit 4.1 of our report on Form 8-K dated January 5, 2005.

	(ii)	First Supplemental Indenture between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005, incorporated by reference to exhibit 4.2 of our report on Form 10-K for the year ended September 24, 2005.

	(iii)	Form of Indenture between Moog Inc. and Wells Fargo Bank, N.A., as Trustee, dated June 2, 2008, relating to the 7 1/4% Senior Subordinated Notes due 2018, incorporated by reference to exhibit 4.1 of our report on Form 10-Q for the quarter ended June 28, 2008.

(9)	(i)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of our report on Form 8-K dated December 9, 1983.
	(ii)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of our report on Form 8-K dated November 30, 1988.

(10)	(i)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of our Annual Report on Form 10-K for the year ended September 28, 2002.*
(ii)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, incorporated by reference to exhibit 10(vii) of our Annual Report on Form 10-K for the year ended September 25, 1999.*

(iii)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978, as amended August 30, 1983, May 19, 1987, August 30, 1988, December 12, 1996, November 11, 1999 and November 29, 2001, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2002.*

(iv)	1998 Stock Option Plan, incorporated by reference to exhibit A of our proxy statement filed under Schedule 14A on January 5, 1998.*

(v)	2003 Stock Option Plan, incorporated by reference to exhibit A of our proxy statement filed under Schedule 14A on January 9, 2003.*

(vi)	Forms of Stock Option Agreements under the 1998 Stock Option Plan and 2003 Stock Option Plan, incorporated by reference to exhibit 10.12 of our Annual Report on Form 10-K for the year ended September 25, 2004.*

(vii)	Moog Inc. Stock Employee Compensation Trust Agreement effective December 2, 2003, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2003.

(viii)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated November 30, 2004.*

(ix)	Description of Management Profit Sharing Program, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended March 26, 2005.*

(x)	Second Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association, Manufacturers and Traders Trust Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated as of October 25, 2006 (the “Second Amended and Restated Loan Agreement”), incorporated by reference to exhibit 10.1 of our report on Form 8-K dated October 25, 2006.

(xi)	Amendment No. 3 dated as of March 14, 2008, to Second Amended and Restated Loan Agreement, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated March 14, 2008.

(xii)	Amendment No. 4 dated as of June 26, 2009, to Second Amended and Restated Loan Agreement, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated June 26, 2009.

(xiii)	2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit A of the proxy statement filed under Schedule 14A on December 10, 2007.*

(xiv)	Form of Stock Appreciation Rights Award Agreement under 2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit 10.14 of our report on Form 10-K for the year ended September 27, 2008, filed on November 25, 2008.*
*Identifies a management contract or compensatory plan or arrangement.

(21)	Our subsidiaries.
(i)	Advanced Integrated Systems, Ltd., Incorporated in Nevada, wholly-owned subsidiary

(ii)	CSA Engineering, Inc., Incorporated in California, wholly-owned subsidiary

(iii)	Curlin Medical Inc., Incorporated in Delaware, wholly-owned subsidiary
(a)	Moog MDG SRL, Incorporated in Costa Rica, wholly-owned subsidiary of Curlin Medical, Inc.

(b)	UAB Moog MDG, Incorporated in Lithuania, wholly-owned subsidiary of Curlin Medical, Inc.
(1)	Viltechmeda UAB, Incorporated in Lithuania, wholly-owned subsidiary of UAB Moog MDG
(c)	X.O. Tec Corporation, Incorporated in Delaware, wholly-owned subsidiary of Curlin Medical, Inc.
(1)	Ethox (Beijing) Medical Devices Trading Inc., Incorporated in People’s Republic of China, wholly-owned subsidiary of X.O. Tec Corporation

(2)	Ethox International, Inc., Incorporated in New York, wholly-owned subsidiary of X.O. Tec Corporation
(2.a)	MMC Sterilization Services Group Inc., Incorporated in Pennsylvania, wholly-owned subsidiary of Ethox International, Inc.
(d)	ZEVEX Inc., Incorporated in Delaware, wholly-owned subsidiary of Curlin Medical, Inc.
(iv)	Flo-Tork Inc., Incorporated in Delaware, wholly-owned subsidiary

(v)	Ingenieurburo Pieper GmbH, Incorporated in Germany, wholly-owned subsidiary

(vi)	Mid-America Aviation, Inc., Incorporated in North Dakota, wholly-owned subsidiary

(vii)	Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland

(viii)	Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary

(ix)	Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary
(a)	Moog de Argentina SRL, Incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.
(x)	Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines

(xi)	Moog Controls Hong Kong Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary
(a)	Moog Control Systems (Shanghai) Co., Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.

(b)	Moog Industrial Controls (Shanghai) Co., Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.
(xii)	Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary

(xiii)	Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary
(a)	Fernau Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.

(1)	Fernau Avionics Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary of Fernau Limited
(b)	Moog Components Group Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.

(c)	Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.

(d)	Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.

(e)	Moog Wolverhampton Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.
(xiv)	Moog Europe Holdings Luxembourg SCS, Incorporated in Luxembourg, wholly-owned subsidiary
(a)	Moog Holdings & Co. GmbH KG, a partnership organized in Germany, wholly-owned subsidiary of Moog Europe Holdings Luxembourg SCS
(1)	Insensys Holding Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Holdings & Co. GmbH KG
(1.a)	Moog Insensys Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Insensys Holding Ltd.

(1.b)	Aston Photonic Technologies Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Insensys Limited

(1.c)	Indigo Photonics Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Aston Photonic Technologies Limited
(2)	Moog Unna GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holdings & Co. GmbH KG
(2.a)	Moog Control Equipment (Shanghai) Co. Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Unna GmbH
(3)	Moog B.V., Incorporated in The Netherlands, wholly-owned subsidiary of Moog Holdings & Co. GmbH KG

(4)	Moog FCS Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog B.V.

(5)	Moog GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holdings & Co. GmbH KG
(5.a)	Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH
(6)	Moog Luxembourg, S.a.r.l., Incorporated in Luxembourg, wholly-owned subsidiary of Moog Holdings & Co. GmbH KG

(7)	ProControl AG, Incorporated in Switzerland, wholly-owned subsidiary of Moog Holdings & Co. GmbH KG
(b)	Moog Luxembourg Finance S.a.r.l., Incorporated in Luxembourg, wholly-owned subsidiary of Moog Europe Holdings Luxembourg SCS, with branch operations in Switzerland
(1)	Moog Ireland International Financial Services Centre Limited, Incorporated in Ireland, wholly-owned subsidiary of Moog Luxembourg Finance S.a.r.l.

(c)	Focal Technologies Corporation, Incorporated in Canada, wholly-owned subsidiary of Moog Europe Holdings Luxembourg SCS

(d)	Moog Verwaltungs GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Europe Holdings Luxembourg SCS
(xv)	Moog Holland Aircraft Services B.V., Incorporated in The Netherlands, wholly-owned subsidiary

(xvi)	Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary

(xvii)	Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary

(xviii)	Moog S.A.R.L., Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH

(xix)	Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary
(a)	Moog Motion Controls Private Limited, Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.

(b)	Moog India Technology Center Pvt. Ltd., Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.
(xx)	Moog Techtron Corp. Incorporated in Florida, wholly-owned subsidiary

(xxi)	QuickSet International, Inc., Incorporated in Illinois, wholly-owned subsidiary

(xxii)	Videolarm Inc., Incorporated in Georgia, wholly-owned subsidiary
(23)	Consent of Ernst & Young LLP. (Filed herewith)

(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(101.INS)	XBRL Instance Document.*

(101.SCH)	XBRL Taxonomy Extension Schema Document.*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Statements of Earnings for the fiscal years ended October 2, 2010, October 3, 2009 and September 27, 2008 (ii) Consolidated Balance Sheets at October 2, 2010 and October 3, 2009, (iii) Consolidated Statements of Cash Flows for the fiscal years ended October 2, 2010, October 3, 2009 and September27, 2008 and (iv) Notes to Consolidated Financial Statements.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

MOOG inc.
Valuation and Qualifying Accounts - Fiscal Years 2008, 2009 and 2010

(dollars in thousands)						Schedule II
		Additions			Foreign
	Balance at	charged to			exchange	Balance
	beginning	costs and			impact	at end
Description	of year	expenses	Deductions	Acquisitions	and other	of year

Fiscal year ended September 27, 2008
Contract loss reserves	$12,362	$23,036	$14,848	$29	$(43)	$20,536
Allowance for doubtful accounts	3,086	1,585	929	-	(393)	3,349
Reserve for inventory valuation	55,157	11,942	4,117	-	(453)	62,529
Deferred tax valuation allowance	9,374	175	1,810	-	218	7,957

Fiscal year ended October 3, 2009
Contract loss reserves	$20,536	$23,529	$24,766	$30,927	$(36)	$50,190
Allowance for doubtful accounts	3,349	1,297	655	-	23	4,014
Reserve for inventory valuation	62,529	18,340	6,944	-	(643)	73,282
Deferred tax valuation allowance	7,957	2,545	915	-	(111)	9,476

Fiscal year ended October 2, 2010
Contract loss reserves	$50,190	$32,298	$39,799	$(1,895)	$16	$40,810
Allowance for doubtful accounts	4,014	1,511	599	-	(113)	4,813
Reserve for inventory valuation	73,282	20,395	7,900	-	(169)	85,608
Deferred tax valuation allowance	9,476	946	2,664	-	(406)	7,352

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc. (Registrant)

By	ROBERT T. BRADY
Robert T. Brady Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer) Date: December 1, 2010

By	JOHN R. SCANNELL
John R. Scannell Vice President, Chief Financial Officer (Principal Financial Officer) Date: December 1, 2010

By	DONALD R. FISHBACK
Donald R. Fishback Vice President, Finance Date: December 1, 2010

By	JENNIFER WALTER
Jennifer Walter Controller (Principal Accounting Officer) Date: December 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	ROBERT T. BRADY

Robert T. Brady
Chairman of the Board,
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: December 1, 2010

By	RICHARD A. AUBRECHT	By	KRAIG H. KAYSER

	Richard A. Aubrecht		Kraig H. Kayser
	Director		Director
	Date: December 1, 2010		Date: December 1, 2010

By	RAYMOND W. BOUSHIE	By	BRIAN J. LIPKE

	Raymond W. Boushie		Brian J. Lipke
	Director		Director
	Date: December 1, 2010		Date: December 1, 2010

By	JOE C. GREEN	By	ROBERT H. MASKREY

	Joe C. Green		Robert H. Maskrey
	Director		Director
	Date: December 1, 2010		Date: December 1, 2010

By	PETER J. GUNDERMANN	By	ALBERT F. MYERS

	Peter J. Gundermann		Albert F. Myers
	Director		Director
	Date: December 1, 2010		Date: December 1, 2010

By	JOHN D. HENDRICK

John D. Hendrick
Director
Date: December 1, 2010