Form 10-Q
period 2011-01-01
MOOG INC
filed 2011-02-09
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each class of common stock as of February 3, 2011 was:
Class A common stock, $1.00 par value 41,360,264 shares
Class B common stock, $1.00 par value 4,078,555 shares

MOOG Inc.
QUARTERLY REPORT ON FORM 10-Q

PAGE
PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

Consolidated Condensed Balance Sheets January 1, 2011 and October 2, 2010	3

Consolidated Condensed Statements of Earnings Three Months Ended January 1, 2011 and January 2, 2010	4

Consolidated Condensed Statements of Cash Flows Three Months Ended January 1, 2011 and January 2, 2010	5

Notes to Consolidated Condensed Financial Statements	6-15

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 3 Quantitative and Qualitative Disclosures about Market Risk	27

Item 4 Controls and Procedures	27

PART II OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6 Exhibits	28-29

SIGNATURES	30
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

	January 1,	October 2,
(dollars in thousands)	2011	2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$104,722	$112,421
Receivables	614,361	619,861
Inventories	471,013	460,857
Other current assets	102,921	99,140

TOTAL CURRENT ASSETS	1,293,017	1,292,279

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $470,946 and $457,916, respectively	486,943	486,944
GOODWILL	701,309	704,816
INTANGIBLE ASSETS, net	198,044	205,874
OTHER ASSETS	21,269	22,221

TOTAL ASSETS	$2,700,582	$2,712,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable	$5,029	$1,991
Current installments of long-term debt	7,279	5,405
Accounts payable	146,059	154,321
Customer advances	89,424	74,703
Contract loss reserves	42,411	40,810
Other accrued liabilities	196,986	202,244

TOTAL CURRENT LIABILITIES	487,188	479,474

LONG-TERM DEBT, excluding current installments
Senior debt	328,953	378,707
Senior subordinated notes	378,609	378,613
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	276,249	281,830
DEFERRED INCOME TAXES	72,468	69,541
OTHER LONG-TERM LIABILITIES	2,851	3,013

TOTAL LIABILITIES	1,546,318	1,591,178

SHAREHOLDERS’ EQUITY
Common stock	51,280	51,280
Other shareholders’ equity	1,102,984	1,069,676

TOTAL SHAREHOLDERS’ EQUITY	1,154,264	1,120,956

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,700,582	$2,712,134

See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
	January 1,	January 2,
(dollars in thousands, except per share data)	2011	2010

NET SALES	$554,434	$495,178
COST OF SALES	389,881	350,776

GROSS PROFIT	164,553	144,402
Research and development	23,475	23,882
Selling, general and administrative	85,783	78,127
Restructuring	58	1,819
Interest	9,211	10,728
Other	246	394

EARNINGS BEFORE INCOME TAXES	45,780	29,452
INCOME TAXES	12,373	7,891

NET EARNINGS	$33,407	$21,561

NET EARNINGS PER SHARE
Basic	$0.74	$0.48
Diluted	$0.73	$0.47

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,388,891	45,323,349
Diluted	45,906,552	45,592,874

See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 1,	January 2,
(dollars in thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$33,407	$21,561
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,151	15,051
Amortization	7,545	7,551
Provisions for non-cash losses on contracts, inventories and receivables	16,316	7,550
Equity-based compensation expense	3,433	2,784
Other	165	(1,913)
Changes in assets and liabilities providing cash, excluding the effects of acquisitions:
Receivables	5,096	23,093
Inventories	(13,842)	14,720
Accounts payable	(8,710)	(11,123)
Customer advances	14,939	(9,647)
Accrued expenses	(21,001)	(15,778)
Accrued income taxes	7,354	3,851
Pension assets and liabilities	326	(2,105)
Other assets and liabilities	(2,898)	470

NET CASH PROVIDED BY OPERATING ACTIVITIES	58,281	56,065

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(3,073)	(358)
Purchase of property, plant and equipment	(18,126)	(11,628)
Other	—	4

NET CASH USED BY INVESTING ACTIVITIES	(21,199)	(11,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	3,093	(279)
Net repayments of revolving lines of credit	(45,948)	(22,968)
Payments on long-term debt	(1,039)	(1,747)
Excess tax benefits from equity-based payment arrangements	34	11
Other	(432)	1,153

NET CASH USED BY FINANCING ACTIVITIES	(44,292)	(23,830)

Effect of exchange rate changes on cash	(489)	(445)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,699)	19,808
Cash and cash equivalents at beginning of period	112,421	81,493

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,722	$101,301

CASH PAID FOR:
Interest	$9,365	$10,678
Income taxes, net of refunds	5,050	3,669

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG Inc.
Notes to Consolidated Condensed Financial Statements
Three Months Ended January 1, 2011
(Unaudited)
(dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended January 1, 2011 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 2, 2010. All references to years in these financial statements are to fiscal years.
Note 2 — Acquisitions
During the three months ended January 1, 2011, we completed one business combination within our Aircraft Controls segment for $3,073 in cash. This acquisition complements our military aftermarket business.
In 2010, we completed four business combinations within three of our segments. We completed one acquisition in our Aircraft Controls segment for $8,100 in cash, issuance of a $1,200 unsecured note and contingent consideration with an initial fair value of $1,400. This acquisition complements our military aftermarket business. We acquired two businesses in our Space and Defense Controls segment for $20,273, net of cash acquired, issuance of a $1,000 unsecured note and contingent consideration with an initial fair value of $1,600. One business specializes in turret design, fire control systems and vehicle electronics and the other expands our capabilities in the security and surveillance market. We completed one acquisition in our Industrial Systems segment for $1,050 in cash and issuance of a $150 unsecured note. Combined sales of these acquisitions for the 2009 calendar year were approximately $34,000. The purchase price allocations for the 2010 acquisitions are complete with the exception of income taxes for one of the Space and Defense Controls acquisitions.
Note 3 — Inventories

	January 1,	October 2,
	2011	2010

Raw materials and purchased parts	$178,742	$179,375
Work in progress	224,148	221,128
Finished goods	68,123	60,354

Total	$471,013	$460,857

Note 4 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended January 1, 2011 are as follows:

	Balance as of	Adjustment	Foreign	Balance as of
	October 2,	To Prior Year	Currency	January 1,
	2010	Acquisitions	Translation	2011

Aircraft Controls	$173,507	$(903)	$(924)	$171,680
Space and Defense Controls	121,623	22	(232)	121,413
Industrial Systems	122,120	41	(1,623)	120,538
Components	160,896	—	600	161,496
Medical Devices	126,670	(138)	(350)	126,182

Total	$704,816	$(978)	$(2,529)	$701,309

The components of acquired intangible assets are as follows:

		January 1, 2011		October 2, 2010
	Weighted -	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life (years)	Amount	Amortization	Amount	Amortization

Customer-related	10	$148,148	$(53,195)	$148,722	$(49,781)
Program-related	18	62,880	(6,204)	63,796	(5,275)
Technology-related	9	55,039	(23,813)	54,743	(22,117)
Marketing-related	9	22,207	(12,101)	22,256	(11,548)
Contract-related	3	3,243	(1,349)	3,312	(1,104)
Artistic-related	10	25	(23)	25	(22)

Acquired intangible assets	11	$291,542	$(96,685)	$292,854	$(89,847)

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
Amortization of acquired intangible assets was $6,943 for the three months ended January 1, 2011 and $7,108 for the three months ended January 2, 2010. Based on acquired intangible assets recorded at January 1, 2011, amortization is expected to be approximately $27,671 in 2011, $26,762 in 2012, $23,079 in 2013, $20,729 in 2014 and $17,894 in 2015.
Note 5 — Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	January 1,	January 2,
	2011	2010

Warranty accrual at beginning of period	$14,856	$14,675
Warranties issued during current period	3,149	1,734
Adjustments to pre-existing warranties	(7)	(98)
Reductions for settling warranties	(1,580)	(2,512)
Foreign currency translation	(113)	(50)

Warranty accrual at end of period	$16,305	$13,749

Note 6 — Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At January 1, 2011, we had interest rate swaps with notional amounts totaling $50,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 3.1%, including the applicable margin of 200 basis points as of January 1, 2011. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps in 2012.
We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $8,711 at January 1, 2011. These contracts mature at various times through the first quarter of 2012.
These interest rate swaps and foreign currency forwards are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2011 or 2010.
Activity in AOCI related to these derivatives during the first three months of 2011 is summarized below:

	Pre-tax	Income	After-Tax
	Amount	Tax	Amount

Balance at October 2, 2010	$223	$(79)	$144
Net increase in fair value of derivatives	203	(77)	126
Net reclassification from AOCI into earnings	(127)	43	(84)

Accumulated income at January 1, 2011	$299	$(113)	$186

Activity and classification of derivatives are as follows:

		Net reclassification from AOCI into		Net deferral in AOCI of derivatives
		earnings (effective portion)		(effective portion)
		Three Months Ended		Three Months Ended
	Classification of net gain (loss)	January 1,	January 2,	January 1,	January 2,
	recognized in earnings	2011	2010	2011	2010

Interest rate swaps	Interest expense	$(105)	$(327)	$(28)	$161
Foreign currency forwards	Cost of sales	232	459	231	1,122

Net gain		$127	$132	$203	$1,283

Derivatives not designated as hedging instruments
We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $186,363 at January 1, 2011. The foreign currency forwards are recorded in the consolidated balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded a net loss of $2,324 for the three months ended January 1, 2011 on the foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances.
Summary of derivatives
The fair value and classification of derivatives on the consolidated balance sheet are summarized as follows:

		January 1,	October 2,
		2011	2010

Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$663	$498
Foreign currency forwards	Other assets	—	92

		$663	$590

Interest rate swaps	Other accrued liabilities	367	381
Interest rate swaps	Other long-term liabilities	—	63

		$367	$444

Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$1,256	$3,101
Foreign currency forwards	Other assets	—	74

		$1,256	$3,175

Foreign currency forwards	Other accrued liabilities	$2,116	$2,346
Foreign currency forwards	Other long-term liabilities	—	61

		$2,116	$2,407

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
Our derivatives are valued using various pricing models or discounted cash flow analyses that incorporate observable market data, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Our Level 3 fair value liabilities represent contingent consideration recorded for acquisitions to be paid if various financial targets are met. The amounts recorded were calculated for each payment scenario in each period using an estimate of the probability of the future cash outflows. The varying contingent payments were then discounted to the present value at the weighted average cost of capital.

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of January 1, 2011:

	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards	Other current assets	$—	$1,919	$—	$1,919

		$—	$1,919	$—	$1,919

Foreign currency forwards	Other accrued liabilities	$—	$2,116	$—	$2,116
Interest rate swaps	Other accrued liabilities	—	367	—	367
Acquisition contingent consideration	Other accrued liabilities	—	—	1,301	1,301
Acquisition contingent consideration	Other long-term liabilities	—	—	2,003	2,003

		$—	$2,483	$3,304	$5,787

During 2010, we recorded contingent purchase price consideration for acquisitions. As of October 2, 2010, the fair value of those liabilities was $3,112. The change in the fair value for the three months ended January 1, 2011 represents an increase in the discounted future cash flows and is recorded as a component of interest expense.
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At January 1, 2011, the fair value of long-term debt was $725,777 compared to its carrying value of $714,841. The fair value of long-term debt was estimated based on quoted market prices.
Note 8 — Restructuring
In 2009, we initiated restructuring plans to better align our cost structure with lower sales activity associated with the global recession. The restructuring actions taken have resulted in workforce reductions, primarily in the U.S., the Philippines and Europe.
Restructuring expense by segment related to severance is summarized as follows:

	Three Months Ended
	January 1,	January 2,
	2011	2010

Aircraft Controls	$—	$1,192
Industrial Systems	58	394
Components	—	239
Medical Devices	—	(6)

Total	$58	$1,819

We do not anticipate significant additional amounts for the remainder of 2011. Payments related to these severance benefits are expected to be paid in full by the end of 2011.
Restructuring activity for the three months ended January 1, 2011 is as follows:

Severance

Restructuring accrual at beginning of period	$3,389
Restructuring charges	107
Expense adjustments for prior year accruals	(49)
Cash payments	(1,580)
Foreign currency translation	(42)

Restructuring accrual at end of period	$1,825

Note 9 — Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended
	January 1,	January 2,
	2011	2010

Service cost	$5,642	$4,680
Interest cost	7,171	6,767
Expected return on plan assets	(9,772)	(8,836)
Amortization of prior service cost	2	50
Amortization of actuarial loss	2,823	1,237

Pension expense for defined benefit plans	5,866	3,898
Pension expense for defined contribution plans	1,547	1,728

Total pension expense for U.S. plans	$7,413	$5,626

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended
	January 1,	January 2,
	2011	2010

Service cost	$1,172	$818
Interest cost	1,526	1,563
Expected return on plan assets	(954)	(944)
Amortization of prior service credit	(14)	(14)
Amortization of actuarial loss	378	133

Pension expense for defined benefit plans	2,108	1,556
Pension expense for defined contribution plans	1,147	1,430

Total pension expense for non-U.S. plans	$3,255	$2,986

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended
	January 1,	January 2,
	2011	2010

Service cost	$123	$143
Interest cost	276	336
Amortization of transition obligation	99	99
Amortization of prior service cost	—	54
Amortization of actuarial loss	149	210

Total periodic post-retirement benefit cost	$647	$842

During the three months ended January 1, 2011, we made contributions to our defined benefit pension plans of $7,707 to the U.S. plans and $1,643 to the non-U.S. plans. We anticipate contributing approximately $24,300 more to the U.S. plans and approximately $4,900 more to the non-U.S. plans for a total of approximately $38,500 in 2011.
Note 10 — Income Taxes
The effective tax rates for the three months ended January 1, 2011 and January 2, 2010 of 27.0% and 26.8%, respectively, are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes as a significant portion of earnings came from foreign operations with lower tax rates.

Note 11 — Shareholders’ Equity
The changes in shareholders’ equity for the three months ended January 1, 2011 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK

Beginning and end of period	$51,280	43,485,417	7,794,296

ADDITIONAL PAID-IN CAPITAL

Beginning of period	389,376
Equity-based compensation expense	3,433
Issuance of treasury shares at more than cost	183
Income tax effect of equity-based compensation	(6)
Adjustment to market — SECT	1,603

End of period	394,589

RETAINED EARNINGS

Beginning of period	880,733
Net earnings	33,407

End of period	914,140

TREASURY STOCK

Beginning of period	(47,724)	(2,221,635)	(3,305,971)
Issuance of treasury shares	335	62,867	—
Purchase of treasury shares	(294)	(7,777)	—

End of period	(47,683)	(2,166,545)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)

Beginning of period	(13,381)		(374,502)
Purchase of shares	(655)		(18,448)
Adjustment to market — SECT	(1,603)		—

End of period	(15,639)	—	(392,950)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Beginning of period	(139,328)
Foreign currency translation adjustment	(5,315)
Retirement liability adjustment	2,178
Increase in accumulated income on derivatives	42

End of period	(142,423)

TOTAL SHAREHOLDERS’ EQUITY	$1,154,264	41,318,872	4,095,375

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
Note 13 — Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	January 1,	January 2,
	2011	2010

Weighted-average shares outstanding — Basic	45,388,891	45,323,349
Dilutive effect of equity-based awards	517,661	269,525

Weighted-average shares outstanding — Diluted	45,906,552	45,592,874

Note 14 — Comprehensive Income
The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	January 1,	January 2,
	2011	2010

Net earnings	$33,407	$21,561
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,315)	(1,426)
Retirement liability adjustment, net of tax of $1,262 and $661, respectively	2,178	975
Increase in accumulated income or loss on derivatives	42	766

Comprehensive income	$30,312	$21,876

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	January 1,	October 2,
	2011	2010

Cumulative foreign currency translation adjustment	$37,549	$42,864
Accumulated retirement liability adjustments	(180,158)	(182,336)
Accumulated income on derivatives	186	144

Accumulated other comprehensive loss	$(142,423)	$(139,328)

Note 15 — Segment Information
Below are sales and operating profit by segment for the three months ended January 1, 2011 and January 2, 2010 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended
	January 1,	January 2,
	2011	2010

Net sales:
Aircraft Controls	$195,951	$175,060
Space and Defense Controls	95,746	69,491
Industrial Systems	143,745	136,352
Components	86,351	84,906
Medical Devices	32,641	29,369

Net sales	$554,434	$495,178

Operating profit (loss) and margins:
Aircraft Controls	$20,195	$17,610
	10.3%	10.1%
Space and Defense Controls	15,815	7,519
	16.5%	10.8%
Industrial Systems	14,407	11,181
	10.0%	8.2%
Components	14,803	12,122
	17.1%	14.3%
Medical Devices	(1,491)	139
	(4.6%)	0.5%

Total operating profit	63,729	48,571
	11.5%	9.8%
Deductions from operating profit:
Interest expense	9,211	10,728
Equity-based compensation expense	3,433	2,784
Corporate expenses and other	5,305	5,607

Earnings before income taxes	$45,780	$29,452

Note 16 — Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued new standards on consolidation as codified in Accounting Standards Codification (ASC) 810-10. The new standard amends the consolidation guidance applicable to variable interest entities and affects the overall consolidation analysis. The new standard is effective for fiscal years beginning after November 15, 2009. We adopted this standard at the beginning of 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.
In October 2009, the FASB issued new standards for allocating revenue to multiple deliverables in a contract as codified in ASC 605-25. The new standard allows entities to allocate consideration in a multiple element arrangement in a manner that better reflects the transaction economics. When vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, entities will be allowed to develop their best estimate of the selling price for each deliverable and allocate arrangement consideration using the relative selling price method. Additionally, use of the residual method has been eliminated. We adopted this standard at the beginning of 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements.” This amendment requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. This standard is effective for us beginning in the second quarter of 2010 for Level 1 and 2 disclosures and in the first quarter of 2012 for Level 3. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.
In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition.” This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met to applying the milestone method. The scope of this ASU is limited to the transactions involving milestones related to research and development deliverables. We adopted this standard at the beginning of 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.
In July 2010, the FASB issued new disclosure requirements about the credit quality of financing receivables and allowance for credit losses, as codified in ASC 310. The objective of the new standard is to facilitate a financial statement users’ evaluation of the nature of the credit risk inherent in an entity’s portfolio, how that risk is analyzed and assessed in arriving at the allowance for credit losses and explanations for changes in the allowance for credit losses. In addition, the amendment requires entities to disclose credit quality indicators, past due information and modification to financing receivables. The new standard is effective for interim and annual periods ending on or after December 15, 2010. We adopted this standard at the beginning of 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended October 2, 2010. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.
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
Challenges facing us include improving shareholder value through increased profitability while experiencing pricing pressures from customers, strong competition, increases in costs such as retirement and health care benefits and adjusting to global economic conditions. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process, manufacturing and restructuring initiatives and using low cost manufacturing facilities without compromising quality.

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
During the three months ended January 1, 2011, we completed one business combination within our Aircraft Controls segment for a purchase price of $3 million. This acquisition complements our military aftermarket business.
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
CRITICAL ACCOUNTING POLICIES
There have been no changes in critical accounting policies in the current year from those disclosed in our 2010 Form 10-K.
Reviews for Impairment of Goodwill
Our most recent test of goodwill for impairment was our annual test as of the beginning of our fourth quarter in 2010. The results of that test indicated that goodwill was not impaired and the fair value of each reporting unit exceeded its carrying value by over 10%.
The most significant assumptions in determining fair value are projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which our reporting units operate. Significant program delays, changes in demand due to economic pressures or unfavorable terms in our contracts could have a negative effect on the fair value of a reporting unit.

RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements.” This amendment requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. This standard is effective for us beginning in the second quarter of 2010 for Level 1 and 2 disclosures and in the first quarter of 2012 for Level 3. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other (ASC Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This amendment modifies the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts, and it requires performing Step 2 if qualitative factors indicate that it is more likely than not that an impairment exists. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Any goodwill impairment resulting from the initial adoption of the amendments should be recorded as a cumulative-effect adjustment to beginning retained earnings. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. We will adopt this standard in the first quarter of 2012. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will adopt this standard in 2012. Other than requiring additional disclosures, the adoption of this amendment will not have a material impact on our consolidated financial statements.
CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
	January 1,	January 2,	$	%
(dollars in millions, except per share data)	2011	2010	Variance	Variance

Net sales	$554.4	$495.2	$59.2	12%
Gross margin	29.7%	29.2%
Research and development expenses	$23.5	$23.9	$(0.4)	(2%)
Selling, general and administrative expenses as a percentage of sales	15.5%	15.8%
Restructuring expense	$0.1	$1.8	$(1.7)	(95%)
Interest expense	$9.2	$10.7	$(1.5)	(14%)
Effective tax rate	27.0%	26.8%
Net earnings	$33.4	$21.6	$11.8	55%
Diluted earnings per share	$0.73	$0.47	$0.26	55%

Net sales increased in the first quarter of 2011 compared to the first quarter of 2010. We had increases in all of our segments with the largest increases coming from the Space and Defense Controls and Aircraft Controls segments.
Our gross margin was higher in the first quarter of 2011 compared to 2010, reflecting a more favorable product mix, offset by additions to contract loss reserves, which were $8 million higher in 2011 compared to 2010, primarily related to our Aircraft Controls segment.
Research and development expenses remained relatively unchanged as increases in multiple programs, including the Airbus A350 program, were offset by a $3 million reimbursement for a commercial transport program.

Selling, general and administrative expenses decreased as a percentage of sales, primarily from efficiencies gained as a result of the higher sales volume.
Interest expense decreased from the same period in 2010 as a result of lower average interest rates.
2011 Outlook — We expect sales in 2011 to increase by 6% to approximately $2.25 billion reflecting increases in all of our segments except for Components. We expect operating margins to improve to 10.9% in 2011 compared to 10.2% in 2010. We expect operating margins to increase in Medical Devices, Industrial Systems, Space and Defense Controls and Aircraft Controls and decrease in Components. We expect net earnings to increase to $127 million and diluted earnings per share to increase by 17% to $2.75.
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
Aircraft Controls

	Three Months Ended
	January 1,	January 2,	$	%
(dollars in millions)	2011	2010	Variance	Variance

Net sales — military aircraft	$114.1	$108.7	$5.4	5%
Net sales — commercial aircraft	74.3	57.3	17.0	30%
Net sales — navigation aids	7.5	9.0	(1.5)	(17%)

	$195.9	$175.0	$20.9	12%
Operating profit	$20.2	$17.6	$2.6	15%
Operating margin	10.3%	10.1%
Backlog	$560.6	$519.7	$40.9	8%

Military aircraft sales increased on the V-22 program in aftermarket and OEM by $10 million partially offset by a $3 million decrease on the F-15 program and a $1 million decrease on the F-35 program as it shifts from development to production. Commercial aircraft sales were strong as sales increased $8 million in aftermarket, due to both an unusual order in 2011 and depressed levels in 2010. In addition, sales increased $6 million for Boeing, mostly from the ramp up of production on the 787, and $2 million for Airbus. Navigation aids decreased due to delays in contract awards.
Our operating margin was comparable in 2011 and 2010. The 2011 period benefitted from higher volume and sales mix changes toward higher margin business such as aftermarket. In addition, research and development spending declined in 2011, the result of a $3 million reimbursement on a commercial transport program. These favorable results were mostly offset by $7 million more of contract loss reserves recorded in 2011 on various commercial programs.
The higher level of twelve-month backlog for Aircraft Controls at January 1, 2011 compared to January 2, 2010 reflects strong military aircraft orders.
2011 Outlook for Aircraft Controls — We expect sales in Aircraft Controls to increase 5% to $797 million in 2011. Military aircraft sales are expected to increase 1% to $461 million. We expect a sales increase in military aftermarket, in part due to recent acquisitions, offset by a decrease on the F-15 program. Commercial aircraft sales are expected to increase 14% to $298 million with increases in almost all product lines, including Boeing 787, aftermarket and business jets. Navigation aids are expected to increase $1 million. We expect our operating margin to be 10.4% in 2011, an improvement from 10.1% in 2010, reflecting a more favorable sales mix.

Space and Defense Controls

	Three Months Ended
	January 1,	January 2,	$	%
(dollars in millions)	2011	2010	Variance	Variance

Net sales	$95.7	$69.5	$26.2	38%
Operating profit	$15.8	$7.5	$8.3	111%
Operating margin	16.5%	10.8%
Backlog	$209.7	$201.6	$8.1	4%

Net sales in Space and Defense Controls increased significantly, primarily in three main areas, the Driver’s Vision Enhancer (DVE) program, tactical missiles and security and surveillance. Sales on the DVE program were $15 million in the quarter, compared to $1 million in 2010. Tactical missiles increased $8 million as a result of a large order for an aircraft stores management system and replenishment of missile inventory being used in the Middle East. In addition, sales increased $5 million in security and surveillance, primarily a result of our Pieper acquisition in Germany in the third quarter of 2010.
Our operating margin for Space and Defense Controls increased significantly in 2011. We benefitted from the strong volume and profitability of the DVE program sales in 2011. In addition, we had been waiting for export approval on the stores management application, which resulted in an adjustment of the profit rate.
The higher level of twelve-month backlog at January 1, 2011 compared to January 2, 2010 relates to increased orders for tactical missiles, offset by decreases in defense controls programs.
2011 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase $32 million, or 10%, to $358 million in 2011. We expect sales increases in tactical missiles and in security and surveillance, primarily from the Pieper acquisition, which will offset a decline in satellites. We expect our operating margin in 2011 to increase to 12.0% from 11.0% in 2010, primarily the result of the strong first quarter and the forecasted sales increase.
Industrial Systems

	Three Months Ended
	January 1,	January 2,	$	%
(dollars in millions)	2011	2010	Variance	Variance

Net sales	$143.7	$136.4	$7.3	5%
Operating profit	$14.4	$11.2	$3.2	29%
Operating margin	10.0%	8.2%
Backlog	$245.1	$190.2	$54.9	29%

Net sales in Industrial Systems reflect increases in all of our major markets except for wind energy. The broad-based sales recovery reflects the strengthening of business in all of our major geographic markets. Sales increased $3 million each in controls for metal forming presses, distribution and power generation and $2 million each in plastics making machinery, test equipment and motion simulation. Offsetting those increases was a decrease in wind energy of $14 million, primarily due to the Chinese market, where large customers had built up inventory, allowing them to slow their orders.
Our operating margin for Industrial Systems increased as a result of the higher sales volume in 2011 associated with the economic recovery.
The higher level of twelve-month backlog for Industrial Systems at January 1, 2011 compared to January 2, 2010 is due primarily to increased demand in most of our major markets due to improving global economic conditions.
2011 Outlook for Industrial Systems — We expect sales in Industrial Systems to increase 11% to $606 million in 2011. We expect sales increases in most major markets, with the largest increases in test equipment, motion simulators and metal forming presses, offset by a small decline in wind energy. We expect that our operating margin will increase to 10.4% in 2011 from 8.8% in 2010 as a result of the higher sales volume associated with the economic recovery.

Components

	Three Months Ended
	January 1,	January 2,	$	%
(dollars in millions)	2011	2010	Variance	Variance

Net sales	$86.4	$84.9	$1.5	2%
Operating profit	$14.8	$12.1	$2.7	22%
Operating margin	17.1%	14.3%
Backlog	$162.4	$176.3	$(13.9)	(8%)

Net sales in Components increased marginally from last year; however, we experienced a sales shift between markets. Sales increased $4 million in our industrial business from the general automation and closed circuit TV surveillance markets. Medical sales increased $2 million, primarily from sales to Respironics for sleep apnea equipment. Sales in the marine market, which is closely tied to off shore oil exploration, also increased $2 million. Sales in the aircraft market were relatively unchanged as a $2 million decline in military aircraft was offset by increased sales in the commercial market. Sales for space and defense controls declined $7 million, mostly a result of slowing demand for various military vehicles such as the Bradley Fighting Vehicle and a $2 million fiber optic modem order we supplied in 2010 which did not repeat in 2011.
Our operating margin increased as a result of the sales mix shift toward higher margin industrial and marine markets and away from defense controls.
The lower level of twelve-month backlog at January 1, 2011 compared to January 2, 2010 primarily relates to slowing orders for space and defense controls and military aircraft programs.
2011 Outlook for Components — We expect sales in Components to decrease by $10 million in 2011. We expect sales will decrease in both aircraft and space and defense controls as several major military aircraft and vehicle programs wind down. Partially offsetting those declines are expected sales increases in industrial, marine and medical markets. We expect our operating margin in 2011 to be 15.2%, lower than the 16.7% we achieved in 2010 due to the lower sales volume.
Medical Devices

	Three Months Ended
	January 1,	January 2,	$	%
(dollars in millions)	2011	2010	Variance	Variance

Net sales	$32.6	$29.4	$3.2	11%
Operating (loss) profit	$(1.5)	$0.1	$(1.6)	N/A
Operating margin	(4.6%)	0.5%
Backlog	$12.9	$10.1	$2.8	28%

Net sales in Medical Devices increased primarily from strength in the sensors and hand pieces market, which increased $2 million, and administration sets, which increased $1 million. Sales of pumps declined $1 million as we held shipments on one of our infusion pumps pending resolution of a software issue.
Our operating margin declined in 2011 relative to 2010 despite the sales increase. We recorded a $1 million reserve in connection with a voluntary software upgrade related to an infusion pump to improve its reliability in response to customer feedback. In addition, our costs have increased as a result of our investments in a more extensive direct sales force to broaden our channels to market.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2011 Outlook for Medical Devices — We expect sales in Medical Devices to increase $13 million, or 11%, to $140 million in 2011. We expect sales increases from new product offerings, including increases in administration sets, pumps and sensors and hand pieces. We expect our operating margin to be 2.1%, a significant improvement from 2010 as a result of the sales volume increases and cost improvements.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
	January 1,	January 2,	$	%
(dollars in millions)	2011	2010	Variance	Variance

Net cash provided (used) by:
Operating activities	$58.3	$56.1	$2.2	4%
Investing activities	(21.2)	(12.0)	(9.2)	77%
Financing activities	(44.3)	(23.8)	(20.5)	86%

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities increased slightly in 2011 compared to 2010. The increase is attributable to higher earnings and customer advances received on tactical missile programs in our Space and Defense segment in 2011. Offsetting those increases were higher working capital requirements, largely in inventory, compared to 2010 which was impacted by lower sales as we began to recover from the recession.
Investing activities
Net cash used by investing activities in the first three months of 2011 increased by $9 million, primarily from increased capital expenditures, including test equipment on the A350, and $3 million for a small acquisition to complement our military aftermarket business in Aircraft Controls.
Financing activities
Net cash used by financing activities in the first three months of 2011 increased by $20 million, primarily reflecting larger paydowns on our U.S. credit facility.
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2010 Form 10-K.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.
Our largest credit facility is our U.S. credit facility, which matures on March 14, 2013. It consists of a $750 million revolver and had an outstanding balance of $325 million at January 1, 2011. Interest on the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 200 basis points at January 1, 2011 and will decrease to 175 basis points during the second quarter of 2011. The credit facility is secured by substantially all of our U.S. assets.
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
We are required to obtain the consent of lenders of the U.S. credit facility before raising significant additional debt financing. In recent years, we have demonstrated our ability to secure consents to access debt markets. We have also been successful in accessing equity markets from time to time. We believe that we will be able to obtain additional debt or equity financing as needed.
At January 1, 2011, we had $428 million of unused borrowing capacity, including $414 million from the U.S. credit facility after considering standby letters of credit.
Net debt to capitalization was 35% at January 1, 2011 and 36% at October 2, 2010. The decrease in net debt to capitalization is primarily due to debt reductions funded by our positive cash flow and net earnings in the first three months of 2011.
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
Industrial
Approximately 30% of our 2010 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. We are experiencing challenges from current global economic conditions. This includes reacting to the demands for industrial automation equipment and steel and automotive manufacturing. Those markets were impacted by the global recession in 2009 and have continued to recover since then.
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

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2010 sales were denominated in foreign currencies. During the first three months of 2011, foreign currencies generally weakened against the U.S. dollar compared to the first three months of 2010. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $5 million compared to the same period one year ago.

Cautionary Statement
Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include:
•	fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products, industrial capital goods and medical devices;

•	our dependence on government contracts that may not be fully funded or may be terminated;

•	our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales;

•	delays by our customers in the timing of introducing new products, which may affect our earnings and cash flow;

•	the possibility that the demand for our products may be reduced if we are unable to adapt to technological change;

•	intense competition, which may require us to lower prices or offer more favorable terms of sale;

•	our indebtedness, which could limit our operational and financial flexibility;

•	the possibility that new product and research and development efforts may not be successful, which could reduce our sales and profits;

•	increased cash funding requirements for pension plans, which could occur in future years based on assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates;

•	a write-off of all or part of our goodwill or intangible assets, which could adversely affect our operating results and net worth and cause us to violate covenants in our bank agreements;

•	the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting;

•	the potential for cost overruns on development jobs and fixed-price contracts and the risk that actual results may differ from estimates used in contract accounting;

•	the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business;

•	our ability to successfully identify and consummate acquisitions, and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with acquired businesses for which we are not indemnified;

•	our dependence on our management team and key personnel;

•	the possibility of a catastrophic loss of one or more of our manufacturing facilities;

•	the possibility that future terror attacks, war or other civil disturbances could negatively impact our business;

•	that our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes;

•	the possibility that government regulation could limit our ability to sell our products outside the United States;

•	product quality or patient safety issues with respect to our medical devices business that could lead to product recalls, withdrawal from certain markets, delays in the introduction of new products, sanctions, litigation, declining sales or actions of regulatory bodies and government authorities;

•	the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation;

•	changes in medical reimbursement rates of insurers to medical service providers, which could affect sales of our medical products;

•	the possibility that litigation results may be unfavorable to us;

•	our ability to adequately enforce our intellectual property rights and the possibility that third parties will assert intellectual property rights that prevent or restrict our ability to manufacture, sell, distribute or use our products or technology;

•	foreign currency fluctuations in those countries in which we do business and other risks associated with international operations;

•	the cost of compliance with environmental laws;

•	the risk of losses resulting from maintaining significant amounts of cash and cash equivalents at financial institutions that are in excess of amounts insured by governments;

•	the inability to modify, to refinance or to utilize amounts presently available to us under our credit facilities given uncertainties in the credit markets;

•	our ability to meet the restrictive covenants under our credit facilities since a breach of any of these covenants could result in a default under our credit agreements; and

•	our customer’s inability to continue operations or to pay us due to adverse economic conditions or their inability to access available credit.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended October 2, 2010 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
Item 4. Controls and Procedures.
(a)	Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)	The following table summarizes our purchases of our common stock for the quarter ended January 1, 2011.

				(d) Maximum
			(c ) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value) of
	(a) Total		Purchased as	Shares that May
	Number of		Part of Publicly	yet be
	Shares	(b) Average	Announced	Purchased
	Purchased	Price Paid Per	Plans or	Under the Plans
Period	(1)(2)	Share	Programs (3)	or Programs (3)

October 3, 2010 - October 31, 2010	15,148	$35.15	—	766,400
November 1, 2010 - November 30, 2010	4,199	$36.60	—	766,400
December 1, 2010 - January 1, 2011	6,878	$38.31	—	766,400

Total	26,225	$36.21	—	766,400

(1)	Purchases in October consisted of 15,148 shares of Class B common stock from the Moog family and others at $35.15 per share. Purchases in December included 3,301 shares of Class B common stock from others at $37.14 per share.

(2)	In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of employee stock options. During November, we accepted the delivery of 4,199 shares at $36.60 per share in connection with the exercise of stock options. During December, we accepted the delivery of 3,577 shares at $39.41 per share in connection with the exercise of stock options.

(3)	In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management.
Item 6. Exhibits
(a)	Exhibits
10.1	Amended and Restated Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, as amended on August 23, 2006 and December 1, 2010.**

10.2	1998 Stock Option Plan, as amended and restated, effective January 11, 2011.**

10.3	2003 Stock Option Plan, as amended and restated, effective January 11, 2011.**

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

**	Identifies a management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Condensed Statements of Earnings for the three months ended January 1, 2011 and January 2, 2010,
(ii) Consolidated Condensed Balance Sheets at January 1, 2011 and October 2, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended January 1, 2011 and January 2, 2010 and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended January 1, 2011.
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

Moog Inc.
(Registrant)

Date: February 9, 2011	By	/s/ Robert T. Brady
Robert T. Brady
Chairman
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2011	By	/s/ John R. Scannell

John R. Scannell
President
Chief Operating Officer

Date: February 9, 2011	By	/s/ Donald R. Fishback

Donald R. Fishback
Vice President
Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2011	By	/s/ Jennifer Walter

Jennifer Walter
Controller
(Principal Accounting Officer)