Form 10-Q
period 2011-04-02
MOOG INC
filed 2011-05-10
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of each class of common stock as of May 4, 2011 was:
Class A common stock, $1.00 par value 41,417,225 shares
Class B common stock, $1.00 par value 3,998,182 shares

MOOG Inc.
QUARTERLY REPORT ON FORM 10-Q

			PAGE
PART 1	FINANCIAL INFORMATION

	Item 1	Financial Statements:

		Consolidated Condensed Balance Sheets April 2, 2011 and October 2, 2010	3

		Consolidated Condensed Statements of Earnings Three and Six Months Ended April 2, 2011 and April 3, 2010	4

		Consolidated Condensed Statements of Cash Flows Six Months Ended April 2, 2011 and April 3, 2010	5

		Notes to Consolidated Condensed Financial Statements	6-17

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-32

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	32

	Item 4	Controls and Procedures	32

PART II	OTHER INFORMATION

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33

	Item 6	Exhibits	33-34

SIGNATURES			35
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

	April 2,	October 2,
(dollars in thousands)	2011	2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$100,020	$112,421
Receivables	643,654	619,861
Inventories	487,443	460,857
Other current assets	105,901	99,140

TOTAL CURRENT ASSETS	1,337,018	1,292,279

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $491,302 and $457,916, respectively	492,518	486,944
GOODWILL	709,353	704,816
INTANGIBLE ASSETS, net	195,644	205,874
OTHER ASSETS	24,304	22,221

TOTAL ASSETS	$2,758,837	$2,712,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable	$1,554	$1,991
Current installments of long-term debt	2,300	5,405
Accounts payable	152,083	154,321
Customer advances	79,974	74,703
Contract loss reserves	40,973	40,810
Other accrued liabilities	208,179	202,244

TOTAL CURRENT LIABILITIES	485,063	479,474

LONG-TERM DEBT, excluding current installments
Senior debt	335,978	378,707
Senior subordinated notes	378,605	378,613
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	272,884	281,830
DEFERRED INCOME TAXES	76,381	69,541
OTHER LONG-TERM LIABILITIES	2,974	3,013

TOTAL LIABILITIES	1,551,885	1,591,178

SHAREHOLDERS’ EQUITY
Common stock	51,280	51,280
Other shareholders’ equity	1,155,672	1,069,676

TOTAL SHAREHOLDERS’ EQUITY	1,206,952	1,120,956

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,758,837	$2,712,134

See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
(dollars in thousands, except per share data)	2011	2010	2011	2010

NET SALES	$574,226	$510,488	$1,128,660	$1,005,666
COST OF SALES	406,978	362,587	796,859	713,363

GROSS PROFIT	167,248	147,901	331,801	292,303
Research and development	28,154	25,504	51,629	49,386
Selling, general and administrative	86,974	76,098	172,757	154,225
Restructuring	518	1,320	576	3,139
Interest	8,970	9,248	18,181	19,976
Other	(673)	236	(427)	630

EARNINGS BEFORE INCOME TAXES	43,305	35,495	89,085	64,947
INCOME TAXES	12,690	10,494	25,063	18,385

NET EARNINGS	$30,615	$25,001	$64,022	$46,562

NET EARNINGS PER SHARE
Basic	$0.67	$0.55	$1.41	$1.03
Diluted	$0.66	$0.55	$1.39	$1.02

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,419,121	45,374,912	45,404,006	45,349,131
Diluted	46,058,991	45,730,252	45,982,772	45,661,564

See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 2,	April 3,
(dollars in thousands)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$64,022	$46,562
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	31,873	29,954
Amortization	15,099	14,859
Provisions for non-cash losses on contracts, inventories and receivables	32,119	19,310
Equity-based compensation expense	5,175	3,678
Other	1,576	2,084
Changes in assets and liabilities providing cash, excluding the effects of acquisitions:
Receivables	(17,581)	(27,782)
Inventories	(30,843)	7,348
Accounts payable	(5,144)	3,854
Customer advances	4,542	5,606
Accrued expenses	(28,844)	(21,517)
Accrued income taxes	11,769	6,606
Pension assets and liabilities	(3,237)	(7,293)
Other assets and liabilities	(4,581)	564

NET CASH PROVIDED BY OPERATING ACTIVITIES	75,945	83,833

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(3,073)	(369)
Purchase of property, plant and equipment	(34,888)	(27,997)
Other	160	(212)

NET CASH USED BY INVESTING ACTIVITIES	(37,801)	(28,578)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments of notes payable	(505)	(12,871)
Net repayments of revolving lines of credit	(39,798)	(32,209)
Payments on long-term debt	(7,066)	(2,109)
Excess tax benefits from equity-based payment arrangements	135	53
Other financing transactions	(5,770)	1,083

NET CASH USED BY FINANCING ACTIVITIES	(53,004)	(46,053)

Effect of exchange rate changes on cash	2,459	(2,097)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,401)	7,105
Cash and cash equivalents at beginning of period	112,421	81,493

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100,020	$88,598

CASH PAID FOR:
Interest	$17,629	$19,395
Income taxes, net of refunds	10,939	8,305

See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Six Months Ended April 2, 2011
(Unaudited)
(dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the six months ended April 2, 2011 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 2, 2010. All references to years in these financial statements are to fiscal years.
Note 2 — Acquisitions
During the six months ended April 2, 2011, we completed one business combination within our Aircraft Controls segment for $3,073 in cash. This acquisition complements our military aftermarket business.
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
Note 3 — Inventories

	April 2,	October 2,
	2011	2010

Raw materials and purchased parts	$185,967	$179,375
Work in progress	232,151	221,128
Finished goods	69,325	60,354

Total	$487,443	$460,857

Note 4 — Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Balance as of	Adjustment	Foreign	Balance as of
	October 2,	To Prior Year	Currency	April 2,
	2010	Acquisitions	Translation	2011

Aircraft Controls	$173,507	$(903)	$1,150	$173,754
Space and Defense Controls	121,623	22	251	121,896
Industrial Systems	122,120	41	2,119	124,280
Components	160,896	—	1,615	162,511
Medical Devices	126,670	(138)	380	126,912

Total	$704,816	$(978)	$5,515	$709,353

The components of acquired intangible assets are as follows:

		April 2, 2011		October 2, 2010
	Weighted —	Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life (years)	Amount	Amortization	Amount	Amortization

Customer-related	10	$151,018	$(57,675)	$148,722	$(49,781)
Program-related	18	64,902	(7,389)	63,796	(5,275)
Technology-related	9	55,620	(25,577)	54,743	(22,117)
Marketing-related	9	22,392	(12,731)	22,256	(11,548)
Contract-related	3	3,348	(1,671)	3,312	(1,104)
Artistic-related	10	25	(24)	25	(22)

Acquired intangible assets	11	$297,305	$(105,067)	$292,854	$(89,847)

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
Amortization of acquired intangible assets was $7,012 and $13,956 for the three and six months ended April 2, 2011 and $6,869 and $13,977 for the three and six months ended April 3, 2010. Based on acquired intangible assets recorded at April 2, 2011, amortization is expected to be approximately $28,000 in 2011, $27,000 in 2012, $23,000 in 2013, $21,000 in 2014 and $18,000 in 2015.

Note 5 — Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010

Warranty accrual at beginning of period	$16,305	$13,749	$14,856	$14,675
Warranties issued during current period	3,597	1,693	6,746	3,427
Adjustments to pre-existing warranties	397	(3)	390	(101)
Reductions for settling warranties	(2,063)	(913)	(3,643)	(3,425)
Foreign currency translation	334	(344)	221	(394)

Warranty accrual at end of period	$18,570	$14,182	$18,570	$14,182

Note 6 — Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At April 2, 2011, we had interest rate swaps with notional amounts totaling $50,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.9%, including the applicable margin of 175 basis points as of April 2, 2011. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps in 2012.
We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $20,223 at April 2, 2011. These contracts mature at various times through the first quarter of 2012.
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

Activity in AOCI related to these derivatives is summarized below:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010

Balance at beginning of period	$186	$577	$144	$(189)
Net (decrease) increase in fair value of derivatives, net of tax of $61, $350, ($15) and ($51), respectively	(97)	(817)	30	65
Net reclassification from AOCI into earnings, net of tax of $49, ($5), $91 and $11, respectively	(79)	39	(164)	(77)

Balance at end of period	$10	$(201)	$10	$(201)

Activity and classification of derivatives are as follows:

		Net reclassification from AOCI into earnings				Net deferral in AOCI of derivatives
		(effective portion)				(effective portion)
		Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	Statement of earnings	April 2,	April 3,	April 2,	April 3,	April 2,	April 3,	April 2,	April 3,
	classification	2011	2010	2011	2010	2011	2010	2011	2010

Interest rate swaps	Interest expense	$(105)	$(106)	$(210)	$(433)	$(30)	$(454)	$(58)	$(293)
Foreign currency forwards	Cost of sales	233	62	465	521	(128)	(713)	103	409

Net gain (loss)		$128	$(44)	$255	$88	$(158)	$(1,167)	$45	$116

Derivatives not designated as hedging instruments
We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $155,078 at April 2, 2011. The foreign currency forwards are recorded in the consolidated balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded the following gains and losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010

Net gain (loss)	$1,648	$(932)	$(675)	$(3,504)

Summary of derivatives
The fair value and classification of derivatives on the consolidated balance sheets are summarized as follows:

		April 2,	October 2,
		2011	2010

Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$384	$498
Foreign currency forwards	Other assets	—	92

		$384	$590

Foreign currency forwards	Other accrued liabilities	$59	$—
Foreign currency forwards	Other long-term liabilities	80	—
Interest rate swaps	Other accrued liabilities	292	381
Interest rate swaps	Other long-term liabilities	—	63

		$431	$444

Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$2,664	$3,101
Foreign currency forwards	Other assets	—	74

		$2,664	$3,175

Foreign currency forwards	Other accrued liabilities	$2,206	$2,346
Foreign currency forwards	Other long-term liabilities	—	61

		$2,206	$2,407

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of April 2, 2011:

	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards	Other current assets	$—	$3,048	$—	$3,048

		$—	$3,048	$—	$3,048

Foreign currency forwards	Other accrued liabilities	$—	$2,265	$—	$2,265
Foreign currency forwards	Other long-term liabilities	—	80	—	80
Interest rate swaps	Other accrued liabilities	—	292	—	292
Acquisition contingent consideration	Other accrued liabilities	—	—	300	300
Acquisition contingent consideration	Other long-term liabilities	—	—	2,116	2,116

		$—	$2,637	$2,416	$5,053

During 2010, we recorded contingent purchase price consideration for acquisitions. As of October 2, 2010, the fair value of those liabilities was $3,112. The change in the fair value for the six months ended April 2, 2011 represents an increase of $299 in the discounted future cash flows and is recorded as a component of interest expense and reductions of $995 due to earn out provisions not being achieved and are recorded as other income.
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At April 2, 2011, the fair value of long-term debt was $732,929 compared to its carrying value of $718,437. The fair value of long-term debt was estimated based on quoted market prices.
Note 8 — Restructuring
In 2009, we initiated restructuring plans to better align our cost structure with lower sales activity associated with the global recession. The restructuring actions taken have resulted in workforce reductions, primarily in the U.S., the Philippines and Europe.
Restructuring expense by segment related to severance is summarized as follows:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010

Aircraft Controls	$43	$971	$43	$2,163
Space and Defense Controls	65	—	65	—
Industrial Systems	395	87	453	481
Components	15	179	15	418
Medical Devices	—	83	—	77

Total	$518	$1,320	$576	$3,139

We do not anticipate significant additional amounts for the remainder of 2011. Payments related to these severance benefits are expected to be paid in full by the end of 2011.

Restructuring activity for the six months ended April 2, 2011 is as follows:

Severance

Restructuring accrual at beginning of period	$3,389
Restructuring charges	684
Expense adjustments for prior year accruals	(108)
Cash payments	(2,914)
Foreign currency translation	16

Restructuring accrual at end of period	$1,067

Note 9 — Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010

Service cost	$5,642	$4,679	$11,284	$9,359
Interest cost	7,171	6,766	14,342	13,533
Expected return on plan assets	(9,772)	(8,836)	(19,544)	(17,672)
Amortization of prior service cost	2	51	4	101
Amortization of actuarial loss	2,823	1,238	5,646	2,475

Pension expense for defined benefit plans	5,866	3,898	11,732	7,796
Pension expense for defined contribution plans	1,678	1,745	3,225	3,473

Total pension expense for U.S. plans	$7,544	$5,643	$14,957	$11,269

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010

Service cost	$1,188	$786	$2,360	$1,604
Interest cost	1,553	1,479	3,079	3,042
Expected return on plan assets	(971)	(902)	(1,925)	(1,846)
Amortization of prior service credit	(14)	(13)	(28)	(27)
Amortization of actuarial loss	385	128	763	261

Pension expense for defined benefit plans	2,141	1,478	4,249	3,034
Pension expense for defined contribution plans	1,102	1,449	2,249	2,879

Total pension expense for non-U.S. plans	$3,243	$2,927	$6,498	$5,913

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010

Service cost	$122	$143	$245	$286
Interest cost	275	336	551	672
Amortization of transition obligation	99	99	198	198
Amortization of prior service cost	—	54	—	108
Amortization of actuarial loss	149	210	298	420

Total periodic post-retirement benefit cost	$645	$842	$1,292	$1,684

Actual contributions for the six months ended April 2, 2011 and anticipated additional 2011 contributions to our defined benefit pension are as follows:

	U.S. Plans	Non-U.S. Plans	Total

Actual	$15,414	$4,432	$19,846
Anticipated	16,270	2,548	18,818

	$31,684	$6,980	$38,664

Note 10 — Income Taxes
The effective tax rates of 29.3% and 28.1% for the three and six months ended April 2, 2011 and 29.6% and 28.3% for the three and six months ended April 3, 2010 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 11 — Shareholders’ Equity
The changes in shareholders’ equity for the six months ended April 2, 2011 are summarized as follows:

		Number of Shares
		Class A	Class B
		Common	Common
	Amount	Stock	Stock

COMMON STOCK
Beginning of period	$51,280	43,485,417	7,794,296
Conversion of Class B to Class A	—	34,660	(34,660)

End of Period	51,280	43,520,077	7,759,636

ADDITIONAL PAID-IN CAPITAL
Beginning of period	389,376
Equity-based compensation expense	5,175
Issuance of treasury shares at more than cost	893
Income tax effect of equity-based compensation	99
Adjustment to market — SECT	3,985

End of period	399,528

RETAINED EARNINGS
Beginning of period	880,733
Net earnings	64,022

End of period	944,755

TREASURY STOCK
Beginning of period	(47,724)	(2,221,635)	(3,305,971)
Issuance of treasury shares	774	145,193	—
Purchase of treasury shares	(1,192)	(28,015)	—

End of period	(48,142)	(2,104,457)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(13,381)		(374,502)
Issuance of shares	525		11,759
Purchase of shares	(3,856)		(91,139)
Adjustment to market — SECT	(3,985)		—

End of period	(20,697)	—	(453,882)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of period	(139,328)
Foreign currency translation adjustment	15,725
Retirement liability adjustment	3,965
Decrease in accumulated income on derivatives	(134)

End of period	(119,772)

TOTAL SHAREHOLDERS’ EQUITY	$1,206,952	41,415,620	3,999,783

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
Note 13 — Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010

Weighted-average shares outstanding — Basic	45,419,121	45,374,912	45,404,006	45,349,131
Dilutive effect of equity-based awards	639,870	355,340	578,766	312,433

Weighted-average shares outstanding — Diluted	46,058,991	45,730,252	45,982,772	45,661,564

Note 14 — Comprehensive Income
The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010

Net earnings	$30,615	$25,001	$64,022	$46,562
Other comprehensive income (loss):
Foreign currency translation adjustment	21,040	(12,396)	15,725	(13,822)
Retirement liability adjustment, net of tax of $1,264, $660, $2,526 and $1,321, respectively	1,787	707	3,965	1,682
Decrease in accumulated income or loss on derivatives	(176)	(778)	(134)	(12)

Comprehensive income	$53,266	$12,534	$83,578	$34,410

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	April 2,	October 2,
	2011	2010

Cumulative foreign currency translation adjustment	$58,589	$42,864
Accumulated retirement liability adjustments	(178,371)	(182,336)
Accumulated income on derivatives	10	144

Accumulated other comprehensive loss	$(119,772)	$(139,328)

Note 15 — Segment Information
Below are sales and operating profit by segment for the three and six months ended April 2, 2011 and April 3, 2010 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Six Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010

Net sales:
Aircraft Controls	$206,030	$188,753	$401,981	$363,813
Space and Defense Controls	87,791	79,084	183,537	148,575
Industrial Systems	155,851	120,441	299,596	256,793
Components	90,348	89,839	176,699	174,745
Medical Devices	34,206	32,371	66,847	61,740

Net sales	$574,226	$510,488	$1,128,660	$1,005,666

Operating profit (loss) and margins:
Aircraft Controls	$19,168	$19,575	$39,363	$37,185
	9.3%	10.4%	9.8%	10.2%
Space and Defense Controls	13,083	8,678	28,898	16,197
	14.9%	11.0%	15.7%	10.9%
Industrial Systems	15,858	8,139	30,265	19,320
	10.2%	6.8%	10.1%	7.5%
Components	13,255	14,396	28,058	26,518
	14.7%	16.0%	15.9%	15.2%
Medical Devices	(1,504)	12	(2,995)	151
	(4.4%)	0.0%	(4.5%)	0.2%

Total operating profit	59,860	50,800	123,589	99,371
	10.4%	10.0%	11.0%	9.9%
Deductions from operating profit:
Interest expense	8,970	9,248	18,181	19,976
Equity-based compensation expense	1,742	894	5,175	3,678
Corporate expenses and other	5,843	5,163	11,148	10,770

Earnings before income taxes	$43,305	$35,495	$89,085	$64,947

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
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements.” This amendment requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. This standard is effective for us beginning in the second quarter of 2010 for Level 1 and 2 disclosures and in the first quarter of 2012 for Level 3 disclosures. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.
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
In July 2010, the FASB issued new disclosure requirements about the credit quality of financing receivables and allowance for credit losses, as codified in ASC 310. The objective of the new standard is to facilitate financial statement users’ evaluation of the nature of the credit risk inherent in an entity’s portfolio, how that risk is analyzed and assessed in arriving at the allowance for credit losses and explanations for changes in the allowance for credit losses. In addition, the amendment requires entities to disclose credit quality indicators, past due information and modification to financing receivables. The new standard is effective for interim and annual periods ending on or after December 15, 2010. We adopted this standard at the beginning of 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

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
During the six months ended April 2, 2011, we completed one business combination within our Aircraft Controls segment for a purchase price of $3 million. This acquisition complements our military aftermarket business.
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

RECENT ACCOUNTING PRONOUNCEMENTS
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) — Improving Disclosures About Fair Value Measurements.” This amendment requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. This standard is effective for us beginning in the second quarter of 2010 for Level 1 and 2 disclosures and in the first quarter of 2012 for Level 3 disclosures. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other (ASC Topic 350) — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This amendment modifies the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts, and it requires performing Step 2 if qualitative factors indicate that it is more likely than not that an impairment exists. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Any goodwill impairment resulting from the initial adoption of the amendments should be recorded as a cumulative effect adjustment to beginning retained earnings. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. We will adopt this standard in the first quarter of 2012. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (ASC Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will adopt this standard at the beginning of 2012. Other than requiring additional disclosures, the adoption of this amendment will not have a material impact on our consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended				Six Months Ended
	April 2,	April 3,	$	%	April 2,	April 3,	$	%
(dollars in millions, except per share data)	2011	2010	Variance	Variance	2011	2010	Variance	Variance

Net sales	$574.2	$510.5	$63.7	12%	$1,128.7	$1,005.7	$123.0	12%
Gross margin	29.1%	29.0%			29.4%	29.1%
Research and development expenses	$28.2	$25.5	$2.7	11%	$51.6	$49.4	$2.2	4%
Selling, general and administrative expenses as a percentage of sales	15.1%	14.9%			15.3%	15.3%
Restructuring expense	$0.5	$1.3	$(0.8)	(62%)	$0.6	$3.1	$(2.5)	(81%)
Interest expense	$9.0	$9.2	$(0.2)	(2%)	$18.2	$20.0	$(1.8)	(9%)
Effective tax rate	29.3%	29.6%			28.1%	28.3%
Net earnings	$30.6	$25.0	$5.6	22%	$64.0	$46.6	$17.4	37%
Diluted earnings per share	$0.66	$0.55	$0.11	20%	$1.39	$1.02	$0.37	36%
Net sales increased in the second quarter of 2011 compared to 2010 in all of our segments with the largest increases coming from Industrial Systems and Aircraft Controls.
Net sales also increased in the first half of 2011 compared to 2010 in all of our segments with the largest increases coming from Industrial Systems, Aircraft Controls and Space and Defense Controls.
Our gross margin was relatively unchanged in the second quarter and first half of 2011 compared to 2010, reflecting volume increases and a more favorable product mix, offset by additions to contract loss reserves. The loss reserves are primarily related to our Aircraft Controls segment.
Research and development expenses increased in the second quarter of 2011 compared to 2010, from the Airbus A350 program. For the first half of 2011, the increase in research and development expense was partially offset by $5 million of reimbursements for a commercial transport program.
Interest expense decreased in the second quarter and first half of 2011 from the same periods in 2010 as a result of lower average borrowings and lower interest rates.
2011 Outlook — We expect sales in 2011 to increase by 7% to $2.27 billion reflecting increases in all of our segments except Components. We expect operating margins to improve to 10.7% in 2011 compared to 10.2% in 2010. We expect operating margins to increase in Space and Defense Controls and Industrial Systems, remain relatively flat in Aircraft Controls and Medical Devices and decrease in Components. We expect net earnings to increase to $129 million and diluted earnings per share to increase by 19% to $2.80.

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
Aircraft Controls

	Three Months Ended				Six Months Ended
	April 2,	April 3,	$	%	April 2,	April 3,	$	%
(dollars in millions)	2011	2010	Variance	Variance	2011	2010	Variance	Variance

Net sales — military aircraft	$122.6	$114.0	$8.6	8%	$236.7	$222.7	$14.0	6%
Net sales — commercial aircraft	73.8	64.8	9.0	14%	148.1	122.1	26.0	21%
Net sales — navigation aids	9.7	10.0	(0.3)	(3%)	17.2	19.0	(1.8)	(9%)

	$206.1	$188.8	$17.3	9%	$402.0	$363.8	$38.2	11%
Operating profit	$19.2	$19.6	$(0.4)	(2%)	$39.4	$37.2	$2.2	6%
Operating margin	9.3%	10.4%			9.8%	10.2%
Backlog					$569.0	$510.6	$58.4	11%
Within military aircraft sales, aftermarket sales increased $19 million, or 55%, in the second quarter of 2011 compared to 2010. The increase in the military aftermarket was unusually large and we do not expect the sales levels to be as high for the remainder of the year. This increase was partially offset by a $4 million decrease on the F-35 program as it shifts from development to production and a $3 million decrease on the F-15 program. Commercial aircraft sales were strong as sales increased $5 million from the ramp up of production on the Boeing 787, $3 million in aftermarket due to depressed levels in 2010 and $2 million in business jets as that market recovers.
Military aircraft sales increased $28 million in aftermarket for the first half of 2011 compared to 2010, partially offset by a $6 million decrease on the F-15 program and a $5 million decrease on the F-35 program. Commercial aircraft sales were strong as aftermarket sales increased $11 million, due to both an unusual order in 2011 and depressed levels in 2010. In addition, sales increased $10 million for the Boeing 787 production ramp up. Navigation aids decreased due to delays in contract awards.
Our operating margin was lower in the second quarter and first half of 2011 compared to 2010, reflecting additions to contract loss reserves that were $4 million higher in the quarter and $11 million higher in the first six months. The higher loss reserves are on various commercial programs, including the 787 and G250 as a result of changes coming out of flight tests. Partially offsetting those reserve additions are benefits associated with higher volume, sales mix changes toward higher margin business such as military aftermarket, restructuring charges incurred in 2010 and lower research and development as a percentage of sales, primarily the result of reimbursements totaling $5 million on a commercial transport program in the first six months of 2011.
The higher level of twelve-month backlog for Aircraft Controls at April 2, 2011 compared to April 3, 2010 reflects strong military and commercial aircraft orders.
2011 Outlook for Aircraft Controls — We expect sales in Aircraft Controls to increase 7% to $811 million in 2011. Military aircraft sales are expected to increase 3% to $471 million. We expect a sales increase in military aftermarket, primarily from the strong first half, offset by a decrease on the F-15 program. Commercial aircraft sales are expected to increase 15% to $302 million with increases in almost all product lines, including aftermarket, Boeing 787 and Airbus. Navigation aids are expected to increase $1 million. We expect our operating margin to be 10.2% in 2011, relatively flat compared to the 10.1% achieved in 2010, reflecting a more favorable sales mix, offset by higher contract loss reserves.

Space and Defense Controls

	Three Months Ended				Six Months Ended
	April 2,	April 3,	$	%	April 2,	April 3,	$	%
(dollars in millions)	2011	2010	Variance	Variance	2011	2010	Variance	Variance

Net sales	$87.8	$79.1	$8.7	11%	$183.5	$148.6	$34.9	23%
Operating profit	$13.1	$8.7	$4.4	51%	$28.9	$16.2	$12.7	78%
Operating margin	14.9%	11.0%			15.7%	10.9%
Backlog					$205.4	$208.4	$(3.0)	(1%)
Net sales in Space and Defense Controls increased in the second quarter in two main areas, tactical missiles and security and surveillance. Tactical missiles increased $8 million as the replenishment of missile inventory related to the Middle East continued. Security and surveillance increased $7 million, the largest portion resulting from our Pieper acquisition in Germany in the third quarter of 2010. Partially offsetting those increases was a $3 million decline in the satellite market which experienced a record year in 2010.
Net sales in Space and Defense Controls increased significantly in the first half of 2011, primarily in three areas, tactical missiles, the Driver’s Vision Enhancer (DVE) program and security and surveillance. Tactical missiles increased $16 million as a result of a large order for an aircraft stores management system and the replenishment of missile inventory. Sales on the DVE program were $15 million higher compared to 2010. In addition, sales increased $12 million in security and surveillance, primarily a result of our Pieper acquisition.
Our operating margin for Space and Defense Controls increased significantly in the second quarter and first half of 2011 as a result of the higher sales volume, in particular the volume and profitability of the DVE program sales in 2011. In addition, we had been waiting for export approval on the aircraft stores management system. Approval was granted in the first quarter of 2011 which eliminated a significant program risk, thereby allowing us to adjust the profit rate.
The level of twelve-month backlog at April 2, 2011 is comparable to April 3, 2010 as increased orders for satellites were offset by decreases in launch vehicles.
2011 Outlook for Space and Defense Controls — We expect sales in Space and Defense Controls to increase $32 million, or 10%, to $358 million in 2011. We expect sales increases in tactical missiles and in security and surveillance, primarily from the Pieper acquisition, which will offset a decline in satellites. We expect our operating margin in 2011 to increase to 13.3% from 11.0% in 2010, primarily the result of the strong first half.

Industrial Systems

	Three Months Ended				Six Months Ended
	April 2,	April 3,	$	%	April 2,	April 3,	$	%
(dollars in millions)	2011	2010	Variance	Variance	2011	2010	Variance	Variance

Net sales	$155.9	$120.4	$35.5	29%	$299.6	$256.8	$42.8	17%
Operating profit	$15.9	$8.1	$7.8	96%	$30.3	$19.3	$11.0	57%
Operating margin	10.2%	6.8%			10.1%	7.5%
Backlog					$264.3	$237.2	$27.1	11%
Net sales in Industrial Systems for the second quarter reflect increases in all of our major markets except for test equipment. The broad-based sales recovery reflects the strengthening of business in all of our major geographic markets. Sales increased $8 million in wind energy with most of the growth coming in Europe, $7 million in motion simulation, $4 million each in metal forming presses and plastics making machinery and $3 million in heavy industry.
Net sales in Industrial Systems for the first half reflects increases in all of our major markets except for wind energy. Sales increased $8 million each in motion simulation and metal forming presses, $6 million in plastics making machinery, $5 million each in power generation and distribution and $4 million in heavy industry. Offsetting those increases was a decrease in wind energy of $7 million, primarily due to the Chinese market, where large customers had built up inventory, allowing them to slow their orders.
Our operating margin for Industrial Systems increased in the second quarter and first half of 2011 primarily as a result of the higher sales volume associated with the economic recovery.
The higher level of twelve-month backlog for Industrial Systems at April 2, 2011 compared to April 3, 2010 is due primarily to increased demand in most of our major markets due to improving global economic conditions.
2011 Outlook for Industrial Systems — We expect sales in Industrial Systems to increase 13% to $616 million in 2011. We expect sales increases in most major markets, with the largest increases in motion simulators, test equipment and metal forming and presses, offset by a small decline in wind energy. While test equipment sales were not particularly strong in the first half of 2011, we were awarded a contract which will generate strong sales beginning later in 2011. We expect that our operating margin will increase to 10.4% in 2011 from 8.8% in 2010 as a result of the higher sales volume.

Components

	Three Months Ended				Six Months Ended
	April 2,	April 3,	$	%	April 2,	April 3,	$	%
(dollars in millions)	2011	2010	Variance	Variance	2011	2010	Variance	Variance

Net sales	$90.3	$89.8	$0.5	1%	$176.7	$174.7	$2.0	1%
Operating profit	$13.3	$14.4	$(1.1)	(8%)	$28.1	$26.5	$1.6	6%
Operating margin	14.7%	16.0%			15.9%	15.2%
Backlog					$168.7	$164.1	$4.6	3%
Net sales in Components increased marginally in the second quarter; however, we experienced a sales shift from defense to industrial markets. Sales in the marine market, which relate to off shore oil exploration and is closely tied to oil prices, increased $4 million. Sales also increased $4 million in our industrial business from the general automation and closed circuit TV surveillance markets. Medical sales increased $1 million from sales to Respironics for sleep apnea equipment. Sales in the military aircraft market declined $6 million. Sales for defense controls declined $5 million, mostly a result of slowing demand for various military vehicles and as we complete our upgrade program on the Bradley Fighting Vehicle.
Net sales in Components increased marginally in the first half of 2011 from last year; however, we experienced a sales shift between markets similar to the shifts noted for the second quarter. Sales increased $8 million in our industrial business, $5 million in the marine market and $4 million in medical equipment, primarily from sales to Respironics. Sales for space and defense controls declined $10 million, mostly a result of slowing demand for various military vehicles and for a large fiber optic modem order we supplied in 2010 which did not repeat in 2011. Sales in the aircraft market declined $6 million, primarily in military aircraft, reflecting strong de-icing sales on the Black Hawk helicopter program in 2010 and a general softness in 2011. The decline in military aircraft sales was partially offset by increases in the commercial market.
Our operating margin decreased in the second quarter of 2011 compared to 2010 as a result of the sales mix shift, primarily from less revenue on the Eurofighter and more revenue on lower margin commercial motors. Our operating margin for the first half of the year increased generally as a result of the sales mix shift toward higher margin industrial and marine markets and away from defense controls.
The marginally higher level of twelve-month backlog at April 2, 2011 compared to April 3, 2010 primarily relates to increased orders for the Guardian system.
2011 Outlook for Components — We expect sales in Components to decrease by $10 million in 2011. We expect sales will decrease in both aircraft and space and defense controls as several major military aircraft and vehicle programs wind down. Partially offsetting those declines are expected sales increases in industrial, medical and marine markets. We expect our operating margin in 2011 to be 15.2%, lower than the 16.7% we achieved in 2010 due to the lower sales volume.

Medical Devices

	Three Months Ended				Six Months Ended
	April 2,	April 3,	$	%	April 2,	April 3,	$	%
(dollars in millions)	2011	2010	Variance	Variance	2011	2010	Variance	Variance

Net sales	$34.2	$32.3	$1.9	6%	$66.9	$61.7	$5.2	8%
Operating (loss) profit	$(1.5)	$—	$(1.5)	(100%)	$(3.0)	$0.2	$(3.2)	(1600%)
Operating margin	(4.4%)	0.0%			(4.5%)	0.2%
Backlog					$9.4	$11.0	$(1.6)	(15%)

Net sales in Medical Devices increased primarily from strength in the sensors and hand pieces market, which increased $2 million in the second quarter and $4 million in the first half of 2011 compared to the same periods in 2010. In addition, sales of administration sets increased $1 million in the quarter and $3 million for the first half of the year. Sales of pumps declined $1 million in the quarter and $2 million for the first half of the year as we held shipments on one of our infusion pumps pending resolution of a software issue.
Our operating margin declined in 2011 relative to 2010 for both the quarter and first half of the year despite the sales increase. We recorded a $1 million reserve in 2011 in connection with the infusion pump recall. In addition, lack of sales for this IV pump, most noticeably in the second quarter, changed our sales mix which negatively impacted margins.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2011 Outlook for Medical Devices — We expect sales in Medical Devices to increase 5% to $133 million in 2011. We expect sales increases from the introduction of an additional enteral pump to the international market and increases in sensors and hand pieces and administration sets. These increases will be offset by a decrease in infusion pump sales related to the recall. We expect our operating margin to be (3.4%), relatively unchanged from 2010 as cost improvements will be offset by a sales mix shift and reserves for the infusion pump software issue.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
	April 2,	April 3,	$	%
(dollars in millions)	2011	2010	Variance	Variance

Net cash provided (used) by:
Operating activities	$75.9	$83.8	$(7.9)	(9%)
Investing activities	(37.8)	(28.6)	(9.2)	32%
Financing activities	(53.0)	(46.1)	(6.9)	15%

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
Operating activities
Net cash provided by operating activities decreased in 2011 compared to 2010. The decrease is attributable to higher working capital requirements, primarily in inventory due to increased sales in 2011. In 2010, we were impacted by lower sales as we began to recover from the recession. This decrease was partially offset by the higher earnings and non-cash charges in 2011.
Investing activities
Net cash used by investing activities in the first half of 2011 increased primarily from increased capital expenditures, including test equipment on the A350, and a small acquisition to complement our military aftermarket business in Aircraft Controls.
Financing activities
The increase in net cash used by financing activities in the first half of 2011 primarily reflects larger paydowns on our U.S. credit facility.
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
On March 18, 2011, we amended our U.S. credit facility. Previously, our credit facility consisted of a $750 million revolver, which matured on March 14, 2013. Our new revolving credit facility, which matures on March 18, 2016, increased our borrowing capacity to $900 million. The new revolving credit facility had an outstanding balance of $332 million at April 2, 2011. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 175 basis points at April 2, 2011. The credit facility is secured by substantially all of our U.S. assets.
The U.S. credit facility contains various covenants. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt, including letters of credit, to EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $135 million for 2011 and increases by $10 million each year thereafter. We are in compliance with all covenants. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income.
We are required to obtain the consent of lenders in the U.S. credit facility before raising significant additional debt financing. In recent years, we have demonstrated our ability to secure consents to access debt markets. We have also been successful in accessing equity markets from time to time. We believe that we will be able to obtain additional debt or equity financing as needed.
At April 2, 2011, we had $573 million of unused borrowing capacity, including $556 million from the U.S. credit facility after considering standby letters of credit.
Net debt to capitalization was 34% at April 2, 2011 and 36% at October 2, 2010. The decrease in net debt to capitalization is primarily due to debt reductions funded by our positive cash flow and net earnings in the first six months of 2011.
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
Industrial
Approximately 30% of our 2010 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. We are experiencing challenges from current global economic conditions which includes reacting to the demands for industrial automation equipment and steel and automotive manufacturing. Those markets were impacted by the global recession in 2009 and have continued to recover since then.
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

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2010 sales were denominated in foreign currencies. During the first six months of 2011, foreign currencies generally were unchanged versus the U.S. dollar compared to the first six months of 2010. The translation of the results of our foreign subsidiaries into U.S. dollars had no impact on sales compared to the same period one year ago.

Cautionary Statement
Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include:
•	fluctuations in general business cycles for commercial aircraft, military aircraft, space and defense products, industrial capital goods and medical devices;
•	our dependence on government contracts that may not be fully funded or may be terminated;
•	our dependence on certain major customers, such as The Boeing Company and Lockheed Martin, for a significant percentage of our sales;
•	delays by our customers in the timing of introducing new products, which may affect our earnings and cash flow;
•	the possibility that the demand for our products may be reduced if we are unable to adapt to technological change;
•	intense competition, which may require us to lower prices or offer more favorable terms of sale;
•	our indebtedness, which could limit our operational and financial flexibility;
•	the possibility that new product and research and development efforts may not be successful, which could reduce our sales and profits;
•	increased cash funding requirements for pension plans, which could occur in future years based on assumptions used for our defined benefit pension plans, including returns on plan assets and discount rates;
•	a write-off of all or part of our goodwill or intangible assets, which could adversely affect our operating results and net worth.
•	the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting;
•	the potential for cost overruns on development jobs and fixed-price contracts and the risk that actual results may differ from estimates used in contract accounting;
•	the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business;
•	our ability to successfully identify and consummate acquisitions, and integrate the acquired businesses and the risks associated with acquisitions, including that the acquired businesses do not perform in accordance with our expectations, and that we assume unknown liabilities in connection with acquired businesses for which we are not indemnified;
•	our dependence on our management team and key personnel;
•	the possibility of a catastrophic loss of one or more of our manufacturing facilities;
•	the possibility that future terror attacks, war or other civil disturbances could negatively impact our business;
•	that our operations in foreign countries could expose us to political risks and adverse changes in local, legal, tax and regulatory schemes;
•	the possibility that government regulation could limit our ability to sell our products outside the United States;
•	product quality or patient safety issues with respect to our medical devices business that could lead to product recalls, withdrawal from certain markets, delays in the introduction of new products, sanctions, litigation, declining sales or actions of regulatory bodies and government authorities;
•	the impact of product liability claims related to our products used in applications where failure can result in significant property damage, injury or death and in damage to our reputation;
•	changes in medical reimbursement rates of insurers to medical service providers, which could affect sales of our medical products;
•	the possibility that litigation results may be unfavorable to us;
•	our ability to adequately enforce our intellectual property rights and the possibility that third parties will assert intellectual property rights that prevent or restrict our ability to manufacture, sell, distribute or use our products or technology;
•	foreign currency fluctuations in those countries in which we do business and other risks associated with international operations;
•	the cost of compliance with environmental laws;
•	the risk of losses resulting from maintaining significant amounts of cash and cash equivalents at financial institutions that are in excess of amounts insured by governments;
•	our ability to meet the restrictive covenants under our credit facilities since a breach of any of these covenants could result in a default under our credit agreements; and
•	our customers’ inability to continue operations or to pay us due to adverse economic conditions or their inability to access available credit.

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

Item 4.	Controls and Procedures.
(a)	Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(c) The following table summarizes our purchases of our common stock for the quarter ended April 2, 2011.

				(d) Maximum
			(c ) Total	Number (or
			Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
	(a) Total		Part of Publicly	yet be
	Number of	(b) Average	Announced	Purchased
	Shares	Price Paid Per	Plans or	Under the Plans
Period	Purchased (1)(2)	Share	Programs (3)	or Programs (3)

January 2, 2011 - January 31, 2011	—	$—	—	766,400
February 1, 2011 - February 28, 2011	64,567	$43.88	—	766,400
March 1, 2011 - April 2, 2011	28,362	$44.63	—	766,400

Total	92,929	$44.11	—	766,400

(1)	Purchases in February and March consisted of 40,845 and 13,346 shares of Class B common stock from the Moog Inc. Retirement Savings Plan at $44.33 and $44.75 per share, respectively. Purchases in February also include 18,500 shares of Class B common stock from the Moog family at $42.88 per share.

(2)	In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of employee stock options. During February and March, we accepted the delivery of 5,222 and 15,016 shares at $43.93 and $44.52 per share, respectively, in connection with the exercise of stock options.

(3)	In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management.

Item 6.	Exhibits
(a) Exhibits

10.1	Third Amended and Restated Loan Agreement, dated as of March 18, 2011, by and among the Company and the lenders parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March, 21, 2011, Commission File No. 1-5129).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Condensed Statements of Earnings for the three and six months ended April 2, 2011 and April 3, 2010, (ii) Consolidated Condensed Balance Sheets at April 2, 2011 and October 2, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the six months ended April 2, 2011 and April 3, 2010 and (iv) Notes to Consolidated Condensed Financial Statements for the six months ended April 2, 2011.
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

Moog Inc.
(Registrant)

Date: May 10, 2011	By	/s/ Robert T. Brady
Robert T. Brady
Chairman Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By	/s/ John R. Scannell
John R. Scannell
President Chief Operating Officer

Date: May 10, 2011	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2011	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)