Form 10-Q
period 2011-07-02
MOOG INC
filed 2011-08-09
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

The number of shares outstanding of each class of common stock as of August 3, 2011 was:

Class A common stock, $1.00 par value 41,891,126 shares

Class B common stock, $1.00 par value 4,014,292 shares

MOOG Inc.

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Moog Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

	00000000000	00000000000
(dollars in thousands)	July 2, 2011	October 2, 2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$127,251	$112,421

Receivables	683,714	619,861

Inventories	514,645	460,857

Other current assets	112,875	99,140

TOTAL CURRENT ASSETS	1,438,485	1,292,279

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $508,179 and $457,916, respectively	496,885	486,944

GOODWILL	746,068	704,816

INTANGIBLE ASSETS, net	209,994	205,874

OTHER ASSETS	24,636	22,221

TOTAL ASSETS	$2,916,068	$2,712,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable	$10,071	$1,991

Current installments of long-term debt	1,713	5,405

Accounts payable	154,596	154,321

Customer advances	102,938	74,703

Contract loss reserves	48,396	40,810

Other accrued liabilities	224,824	202,244

TOTAL CURRENT LIABILITIES	542,538	479,474

LONG-TERM DEBT, excluding current installments

Senior debt	360,477	378,707

Senior subordinated notes	378,601	378,613

LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	270,757	281,830

DEFERRED INCOME TAXES	90,385	69,541

OTHER LONG-TERM LIABILITIES	2,102	3,013

TOTAL LIABILITIES	1,644,860	1,591,178

SHAREHOLDERS’ EQUITY

Common stock	51,280	51,280

Other shareholders’ equity	1,219,928	1,069,676

TOTAL SHAREHOLDERS’ EQUITY	1,271,208	1,120,956

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,916,068	$2,712,134

See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

NET SALES	$582,959	$536,775	$1,711,619	$1,542,441

COST OF SALES	414,075	380,828	1,210,934	1,094,191

GROSS PROFIT	168,884	155,947	500,685	448,250

Research and development	25,723	25,780	77,352	75,166

Selling, general and administrative	89,285	79,296	262,042	233,521

Restructuring	378	1,653	954	4,792

Interest	8,831	9,387	27,012	29,363

Other	(980)	(163)	(1,407)	467

EARNINGS BEFORE INCOME TAXES	45,647	39,994	134,732	104,941

INCOME TAXES	11,809	10,762	36,872	29,147

NET EARNINGS	$33,838	$29,232	$97,860	$75,794

NET EARNINGS PER SHARE

Basic	$0.74	$0.64	$2.15	$1.67

Diluted	$0.73	$0.64	$2.13	$1.66

AVERAGE COMMON SHARES OUTSTANDING

Basic	45,625,499	45,371,995	45,477,837	45,356,752

Diluted	46,187,026	45,753,917	46,050,856	45,692,348

See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	00000000	00000000
	Nine Months Ended
(dollars in thousands)	July 2, 2011	July 3, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$97,860	$75,794

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation	47,953	45,330

Amortization	22,991	22,386

Provisions for non-cash losses on contracts, inventories and receivables	57,785	34,410

Equity-based compensation expense	5,919	4,669

Other	2,240	2,454

Changes in assets and liabilities providing cash, excluding the effects of acquisitions:

Receivables	(51,566)	(35,364)

Inventories	(54,183)	(6,641)

Accounts payable	(5,090)	4,674

Customer advances	27,196	14,361

Accrued expenses	(32,193)	(27,393)

Accrued income taxes	15,018	10,833

Pension assets and liabilities	(4,666)	(10,585)

Other assets and liabilities	(6,089)	28

NET CASH PROVIDED BY OPERATING ACTIVITIES	123,175	134,956

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of businesses, net of acquired cash	(38,541)	(28,569)

Purchase of property, plant and equipment	(52,235)	(44,717)

Other	195	(2,247)

NET CASH USED BY INVESTING ACTIVITIES	(90,581)	(75,533)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds (repayments) of notes payable	6,092	(14,260)

Net repayments of revolving lines of credit	(15,140)	(29,724)

Payments on long-term debt	(7,806)	(2,457)

Excess tax benefits from equity-based payment arrangements	135	58

Other financing transactions	(5,081)	1,081

NET CASH USED BY FINANCING ACTIVITIES	(21,800)	(45,302)

Effect of exchange rate changes on cash	4,036	(4,498)

INCREASE IN CASH AND CASH EQUIVALENTS	14,830	9,623

Cash and cash equivalents at beginning of period	112,421	81,493

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$127,251	$91,116

CASH PAID FOR:

Interest	$26,625	$29,018

Income taxes, net of refunds	21,735	17,377

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG Inc.

Notes to Consolidated Condensed Financial Statements

Nine Months Ended July 2, 2011

(Unaudited)

(dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the nine months ended July 2, 2011 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 2, 2010. All references to years in these financial statements are to fiscal years.

Note 2 - Acquisitions

During the nine months ended July 2, 2011, we completed three business combinations within two of our segments. We completed two business combinations within our Aircraft Controls segment, both of which are located in the U.S. We acquired Crossbow Technology Inc., based in California, for $31,999, net of cash acquired. Crossbow designs and manufactures acceleration sensors that are integrated into inertial navigation and guidance systems used in a variety of aerospace, defense and transportation applications. We also acquired a business that complements our military aftermarket business for $3,073 in cash. Combined sales of these acquisitions for the 2010 calendar year were approximately $19,000. We completed one business combination within our Components segment by acquiring Animatics Corporation, based in California. The purchase price, net of cash acquired, was $24,091, which includes 467,749 shares of Moog Class A common stock valued at $18,785 on the day of closing and $1,837 of debt assumed. Animatics supplies integrated servos, linear actuators and control electronics that are used in a variety of industrial, medical and defense applications and had approximately $15,000 of sales for the twelve months preceding the acquisition.

The purchase price allocations for the 2011 acquisitions are substantially complete with the exception of Crossbow, which is based on preliminary estimates of fair value of assets acquired and liabilities assumed. Allocations for the 2011 acquisitions are subject to subsequent adjustment as we obtain additional information for our estimates during the respective measurement periods.

In 2010, we completed four business combinations within three of our segments. We completed one acquisition in our Aircraft Controls segment for $8,100 in cash, issuance of a $1,200 unsecured note and contingent consideration with an initial fair value of $1,400. This acquisition complements our military aftermarket business. We acquired two businesses in our Space and Defense Controls segment for $20,273, net of cash acquired, issuance of a $1,000 unsecured note and contingent consideration with an initial fair value of $1,600. One business specializes in turret design, fire control systems and vehicle electronics and the other expands our capabilities in the security and surveillance market. We completed one acquisition in our Industrial Systems segment for $1,050 in cash and issuance of a $150 unsecured note. Combined sales of these acquisitions for the 2009 calendar year were approximately $34,000. The purchase price allocations for the 2010 acquisitions are complete.

Note 3 – Inventories

	00000000000	00000000000
	July 2, 2011	October 2, 2010

Raw materials and purchased parts	$200,293	$179,375

Work in progress	242,046	221,128

Finished goods	72,306	60,354

Total	$514,645	$460,857

Note 4 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Balance as of October 2, 2010	Current Year Acquisitions	Adjustment To Prior Year Acquisitions	Foreign Currency Translation	Balance as of July 2, 2011

Aircraft Controls	$173,507	$22,402	$(903)	$1,012	$196,018

Space and Defense Controls	121,623	-	22	426	122,071

Industrial Systems	122,120	-	86	3,527	125,733

Components	160,896	12,409	-	1,768	175,073

Medical Devices	126,670	-	(138)	641	127,173

Total	$704,816	$34,811	$(933)	$7,374	$746,068

The components of acquired intangible assets are as follows:

		July 2, 2011		October 2, 2010
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer-related	10	$163,470	$(61,806)	$148,722	$(49,781)

Program-related	18	66,833	(8,361)	63,796	(5,275)

Technology-related	9	61,913	(27,394)	54,743	(22,117)

Marketing-related	9	23,883	(13,337)	22,256	(11,548)

Contract-related	3	3,339	(1,945)	3,312	(1,104)

Artistic-related	10	25	(24)	25	(22)

Acquired intangible assets	11	$319,463	$(112,867)	$292,854	$(89,847)

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

Amortization of acquired intangible assets was $7,252 and $21,207 for the three and nine months ended July 2, 2011 and $7,090 and $21,067 for the three and nine months ended July 3, 2010. Based on acquired intangible assets recorded at July 2, 2011, amortization is expected to be approximately $29,000 in 2011, $30,000 in 2012, $26,000 in 2013, $24,000 in 2014 and $21,000 in 2015.

Note 5 - Product Warranties

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Warranty accrual at beginning of period	$18,570	$14,182	$14,856	$14,675

Additions from acquisitions	120	148	120	148

Warranties issued during current period	2,214	1,580	8,960	5,007

Adjustments to pre-existing warranties	6	(158)	396	(259)

Reductions for settling warranties	(1,508)	(1,520)	(5,151)	(4,945)

Foreign currency translation	145	(261)	366	(655)

Warranty accrual at end of period	$19,547	$13,971	$19,547	$13,971

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

Derivatives designated as hedging instruments

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At July 2, 2011, we had interest rate swaps with notional amounts totaling $50,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.9%, including the applicable margin of 175 basis points as of July 2, 2011. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps in 2012.

We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $15,698 at July 2, 2011. These contracts mature at various times through the fourth quarter of 2012.

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

Activity in AOCI related to these derivatives is summarized below:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Balance at beginning of period	$10	$(201)	$144	$(189)

Net deferral in AOCI of derivatives:

Net increase (decrease) in fair value of derivatives	72	(852)	118	(736)

Tax effect	(29)	306	(45)	255

	43	(546)	73	(481)

Net reclassification from AOCI into earnings:

Reclassification from AOCI into earnings	(49)	294	(304)	206

Tax effect	19	(74)	110	(63)
	(30)	220	(194)	143

Balance at end of period	$23	$(527)	$23	$(527)

Activity and classification of derivatives are as follows:

	000000000	000000000	000000000	000000000	000000000
		Net deferral in AOCI of derivatives (effective portion)
		Three Months Ended		Nine Months Ended
	Statement of earnings classification	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Interest rate swaps	Interest expense	$(25)	$(219)	$(83)	$(512)

Foreign currency forwards	Cost of sales	97	(633)	201	(224)

Net gain (loss)		$72	$(852)	$118	$(736)

	00000000	00000000	00000000	00000000	00000000
		Net reclassification from AOCI into earnings (effective portion)
		Three Months Ended		Nine Months Ended
	Statement of earnings classification	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Interest rate swaps	Interest expense	$(106)	$(97)	$(316)	$(530)

Foreign currency forwards	Cost of sales	155	(197)	620	324

Net gain (loss)		$49	$(294)	$304	$(206)

Derivatives not designated as hedging instruments

We also have foreign currency exposure on intercompany balances that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $166,097 at July 2, 2011. The foreign currency forwards are recorded in the consolidated balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded the following gains and losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net gain (loss)	$(158)	$3,178	$(833)	$(326)

Summary of derivatives

The fair value and classification of derivatives on the consolidated balance sheets are summarized as follows:

		July 2, 2011	October 2, 2010

Derivatives designated as hedging instruments:

Foreign currency forwards	Other current assets	$266	$498

Foreign currency forwards	Other assets	-	92

		$266	$590

Foreign currency forwards	Other accrued liabilities	$50	$-

Foreign currency forwards	Other long-term liabilities	26	-

Interest rate swaps	Other accrued liabilities	214	381

Interest rate swaps	Other long-term liabilities	-	63

		$290	$444

Derivatives not designated as hedging instruments:

Foreign currency forwards	Other current assets	$1,381	$3,101

Foreign currency forwards	Other assets	-	74
		$1,381	$3,175

Foreign currency forwards	Other accrued liabilities	$458	$2,346

Foreign currency forwards	Other long-term liabilities	-	61

		$458	$2,407

Note 7 – Fair Value

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of July 2, 2011:

	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards	Other current assets	$-	$1,647	$-	$1,647
		$-	$1,647	$-	$1,647

Foreign currency forwards	Other accrued liabilities	$-	$508	$-	$508

Foreign currency forwards	Other long-term liabilities	-	26	-	26

Interest rate swaps	Other accrued liabilities	-	214	-	214

Acquisition contingent consideration	Other accrued liabilities	-	-	1,256	1,256

Acquisition contingent consideration	Other long-term liabilities	-	-	1,160	1,160

		$-	$748	$2,416	$3,164

During 2010, we recorded contingent purchase price consideration for acquisitions. The following is a roll forward of financial liabilities classified as Level 3 within the fair value hierarchy related to the contingent consideration:

	Three Months Ended		Nine Months Ended

	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Balance at beginning of period	$2,416	$-	$3,112	$-

Additions from acquisitions	-	3,000	-	3,000

Increase in discounted future cash flows recorded as interest expense	95	-	394	-

Increase (decrease) in earn out provisions recorded as other income (expense)	(95)	-	(1,090)	-

Balance at end of period	$2,416	$3,000	$2,416	$3,000

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At July 2, 2011, the fair value of long-term debt was $754,107 compared to its carrying value of $740,791. The fair value of long-term debt was estimated based on quoted market prices.

Note 8 - Restructuring

In 2009, we initiated restructuring plans to better align our cost structure with lower sales activity associated with the global recession. The restructuring actions taken resulted in workforce reductions, primarily in the U.S., the Philippines and Europe.

Restructuring expense by segment related to severance is summarized as follows:

	Three Months Ended		Nine Months Ended

	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Aircraft Controls	$(16)	$144	$27	$2,308

Space and Defense Controls	(27)	1,039	38	1,039

Industrial Systems	59	85	512	566

Components	23	95	38	512

Medical Devices	339	290	339	367

Total	$378	$1,653	$954	$4,792

Included above is $339 of expense initiated in the third quarter of 2011 associated with a restructuring of our Medical Devices segment in the U.S. We do not anticipate additional amounts for the remainder of 2011. Payments related to these severance benefits are expected to be paid in full by the end of 2011.

Restructuring activity for the nine months ended July 2, 2011 is as follows:

Severance

Restructuring accrual at beginning of period	$3,389

Restructuring charges	1,104

Expense adjustments for prior year accruals	(150)

Cash payments	(3,365)

Foreign currency translation	22
Restructuring accrual at end of period	$1,000

Included above are $216 of cash payments and an ending accrual of $123 for the 2011 Medical Devices restructuring plan.

Note 9 - Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost	$5,642	$4,680	$16,925	$14,039

Interest cost	7,171	6,767	21,513	20,300

Expected return on plan assets	(9,772)	(8,836)	(29,317)	(26,508)

Amortization of prior service cost	2	51	7	152

Amortization of actuarial loss	2,823	1,236	8,470	3,711

Pension expense for defined benefit plans	5,866	3,898	17,598	11,694

Pension expense for defined contribution plans	2,002	1,704	5,227	5,177

Total pension expense for U.S. plans	$7,868	$5,602	$22,825	$16,871

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost	$1,221	$754	$3,582	$2,358

Interest cost	1,598	1,389	4,677	4,431

Expected return on plan assets	(991)	(864)	(2,915)	(2,710)

Amortization of prior service credit	(15)	(13)	(44)	(40)

Amortization of actuarial loss	393	126	1,156	387

Pension expense for defined benefit plans	2,206	1,392	6,456	4,426

Pension expense for defined contribution plans	1,286	1,980	3,535	4,859

Total pension expense for non-U.S. plans	$3,492	$3,372	$9,991	$9,285

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	000000000	000000000	000000000	000000000
	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost	$123	$142	$368	$428

Interest cost	276	337	828	1,009

Amortization of transition obligation	99	98	296	296

Amortization of prior service cost	-	53	-	161

Amortization of actuarial loss	149	211	446	631

Total periodic post-retirement benefit cost	$647	$841	$1,938	$2,525

Actual contributions for the nine months ended July 2, 2011 and anticipated additional 2011 contributions to our defined benefit pension are as follows:

	00000000	00000000	00000000
	U.S. Plans	Non-U.S. Plans	Total

Actual	$23,119	$5,755	$28,874

Anticipated	7,707	1,499	9,206

	$30,826	$7,254	$38,080

Note 10 - Income Taxes

The effective tax rates of 25.9% and 27.4% for the three and nine months ended July 2, 2011 and 26.9% and 27.8% for the three and nine months ended July 3, 2010 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 11 - Shareholders’ Equity

The changes in shareholders’ equity for the nine months ended July 2, 2011 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock

COMMON STOCK

Beginning of period	$51,280	43,485,417	7,794,296

Conversion of Class B to Class A	-	36,460	(36,460)

End of Period	51,280	43,521,877	7,757,836

ADDITIONAL PAID-IN CAPITAL

Beginning of period	389,376

Equity-based compensation expense	5,919

Issuance of treasury shares at more than cost	17,183

Income tax effect of equity-based compensation	99

Adjustment to market - SECT	3,253

End of period	415,830

RETAINED EARNINGS

Beginning of period	880,733

Net earnings	97,860

End of period	978,593

TREASURY STOCK

Beginning of period	(47,724)	(2,221,635)	(3,305,971)

Issuance of treasury shares	3,269	612,942	-

Purchase of treasury shares	(1,192)	(28,015)	-
End of period	(45,647)	(1,636,708)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)

Beginning of period	(13,381)		(374,502)

Issuance of shares	1,349		32,461

Purchase of shares	(3,992)		(94,579)

Adjustment to market - SECT	(3,253)		-
End of period	(19,277)	-	(436,620)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Beginning of period	(139,328)

Foreign currency translation adjustment	24,033

Retirement liability adjustment	5,845

Decrease in accumulated income on derivatives	(121)
End of period	(109,571)

TOTAL SHAREHOLDERS’ EQUITY	$1,271,208	41,885,169	4,015,245

Note 12 - Stock Employee Compensation Trust

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

Note 13 - Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Weighted-average shares outstanding - Basic	45,625,499	45,371,995	45,477,837	45,356,752

Dilutive effect of equity-based awards	561,527	381,922	573,019	335,596

Weighted-average shares outstanding - Diluted	46,187,026	45,753,917	46,050,856	45,692,348

Note 14 – Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net earnings	$33,838	$29,232	$97,860	$75,794

Other comprehensive income (loss):

Foreign currency translation adjustment	8,308	(17,200)	24,033	(31,022)

Retirement liability adjustment, net of tax of $1,266, $704, $3,792 and $2,025, respectively	1,880	398	5,845	2,080

Increase (decrease) in accumulated income or loss on derivatives	13	(326)	(121)	(338)

Comprehensive income	$44,039	$12,104	$127,617	$46,514

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	July 2, 2011	October 2, 2010

Cumulative foreign currency translation adjustment	$66,897	$42,864

Accumulated retirement liability adjustments	(176,491)	(182,336)

Accumulated income on derivatives	23	144

Accumulated other comprehensive loss	$(109,571)	$(139,328)

Note 15 - Segment Information

Below are sales and operating profit by segment for the three and nine months ended July 2, 2011 and July 3, 2010 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Nine Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net sales:

Aircraft Controls	$220,691	$191,172	$622,672	$554,985

Space and Defense Controls	79,689	87,466	263,226	236,041

Industrial Systems	156,404	128,998	456,000	385,791

Components	87,940	95,684	264,639	270,429

Medical Devices	38,235	33,455	105,082	95,195

Net sales	$582,959	$536,775	$1,711,619	$1,542,441

Operating profit (loss) and margins:

Aircraft Controls	$22,935	$17,262	$62,298	$54,447
	10.4%	9.0%	10.0%	9.8%

Space and Defense Controls	8,751	8,367	37,649	24,564
	11.0%	9.6%	14.3%	10.4%

Industrial Systems	13,864	12,244	44,129	31,564
	8.9%	9.5%	9.7%	8.2%

Components	13,365	18,315	41,423	44,833
	15.2%	19.1%	15.7%	16.6%

Medical Devices	1,157	(683)	(1,838)	(532)
	3.0%	(2.0%)	(1.7%)	(0.6%)

Total operating profit	60,072	55,505	183,661	154,876
	10.3%	10.3%	10.7%	10.0%

Deductions from operating profit:

Interest expense	8,831	9,387	27,012	29,363

Equity-based compensation expense	744	991	5,919	4,669

Corporate expenses and other	4,850	5,133	15,998	15,903

Earnings before income taxes	$45,647	$39,994	$134,732	$104,941

Note 16 - Recent Accounting Pronouncements

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

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) - Improving Disclosures About Fair Value Measurements.” This amendment requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. This standard is effective for us beginning in the second quarter of 2010 for Level 1 and 2 disclosures and in the first quarter of 2012 for Level 3 disclosures. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.

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

During the nine months ended July 2, 2011, we completed three business combinations within two of our segments. We completed two business combinations within our Aircraft Controls segment, both of which are located in the U.S. We acquired Crossbow Technology Inc., based in California, for $32 million. Crossbow designs and manufacturers acceleration sensors that are integrated into inertial navigation and guidance systems used in a variety of aerospace, defense and transportation applications. We also acquired a business that complements our military aftermarket business for $3 million in cash. Combined sales of these acquisitions for the 2010 calendar year were approximately $19 million. We completed one business combination within our Components segment by acquiring Animatics Corporation, based in California. The purchase price was $24 million, which includes 467,749 shares of Moog Class A common stock valued at $19 million on the day of closing. Animatics supplies integrated servos, linear actuators and control electronics that are used in a variety of industrial, medical and defense applications and had approximately $15 million of sales for the twelve months preceding the acquisition.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) - Improving Disclosures About Fair Value Measurements.” This amendment requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. This standard is effective for us beginning in the second quarter of 2010 for Level 1 and 2 disclosures and in the first quarter of 2012 for Level 3 disclosures. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles - Goodwill and Other (ASC Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This amendment modifies the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts, and it requires performing Step 2 if qualitative factors indicate that it is more likely than not that an impairment exists. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Any goodwill impairment resulting from the initial adoption of the amendments should be recorded as a cumulative effect adjustment to beginning retained earnings. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. We will adopt this standard in the first quarter of 2012. We do not expect the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (ASC Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will adopt this standard during the first quarter of 2012. Other than requiring additional disclosures, the adoption of this amendment will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments also change certain fair value measurement principles and enhance the disclosure requirements, particularly for Level 3 fair value measurements. The amendments are effective during interim and annual periods after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. We will adopt this standard during the second quarter of 2012. We are currently evaluating the impact of the adoption of these amendments on our consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” The amendment eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The amendment requires all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment, which must be applied retrospectively, is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Other than requiring a change in the format of our current financial statement presentation, the adoption of this amendment will not have a material impact on our consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended					Nine Months Ended
(dollars in millions, except per share data)	July 2, 2011	July 3, 2010	$ Variance	% Variance		July 2, 2011	July 3, 2010	$ Variance	% Variance
Net sales	$583.0	$536.8	$46.2	9%		$1,711.6	$1,542.4	$169.2	11%

Gross margin	29.0%	29.1%				29.3%	29.1%

Research and development expenses	$25.7	$25.8	$(0.1)	0%		$77.4	$75.2	$2.2	3%

Selling, general and administrative expenses as a percentage of sales	15.3%	14.8%				15.3%	15.1%

Restructuring expense	$0.4	$1.7	$(1.3)	(77%	)	$1.0	$4.8	$(3.8)	(80%	)

Interest expense	$8.8	$9.4	$(0.6)	(6%	)	$27.0	$29.4	$(2.4)	(8%	)

Effective tax rate	25.9%	26.9%				27.4%	27.8%

Net earnings	$33.8	$29.2	$4.6	16%		$97.9	$75.8	$22.1	29%

Diluted earnings per share	$0.73	$0.64	$0.09	14%		$2.13	$1.66	$0.47	28%

Net sales increased in the third quarter of 2011 compared to 2010 with increases coming from our Aircraft Controls, Industrial Systems and Medical Devices segments, which more than offset declines in Space and Defense Controls and Components.

Net sales also increased in the first nine months of 2011 compared to 2010 in all of our segments except Components, with the largest increases coming from Industrial Systems and Aircraft Controls.

Our gross margin was relatively unchanged in the third quarter and first nine months of 2011 compared to 2010, reflecting volume increases and a more favorable product mix, offset by additions to contract loss reserves. The loss reserves are primarily related to our Aircraft Controls segment.

Research and development expenses were about the same in the third quarter of 2011 as in 2010. For the first nine months of 2011, research and development expense increased on multiple programs, including the Airbus A350 program, but were offset by $9 million of reimbursements for a commercial transport program.

Selling, general and administrative expenses as a percentage of sales were higher in the third quarter of 2011 compared to 2010 as a result of increased marketing efforts and bid and proposal activity for aerospace programs. For the first nine months of 2011 the increase as a percentage of sales resulting from higher marketing and bid and proposal costs were partially offset by the efficiencies gained from our higher sales volume.

Interest expense decreased in the third quarter and first nine months of 2011 from the same periods in 2010 as a result of lower average borrowings and lower interest rates.

2011 Outlook – We expect sales in 2011 to increase by 9% to $2.30 billion reflecting increases in all of our segments except Components. We expect operating margins to improve to 10.7% in 2011 compared to 10.2% in 2010. We expect operating margins to increase in Space and Defense Controls, Medical Devices and Industrial Systems, remain relatively flat in Aircraft Controls and decrease in Components. We expect net earnings to increase to $132 million and diluted earnings per share to increase by 21% to $2.85.

2012 Outlook – We expect sales in 2012 to increase by 9% to $2.52 billion reflecting increases in all of our segments. We expect operating margins to be approximately 11.1% in 2011 compared to 10.7% in 2011. We expect operating margins to increase in Medical Devices, Aircraft Controls and Industrial Systems, remain relatively flat in Components and decrease in Space and Defense Controls. We expect net earnings to increase to $152 million and diluted earnings per share to increase by 14% to $3.25.

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

Aircraft Controls

	Three Months Ended					Nine Months Ended
(dollars in millions)	July 2, 2011	July 3, 2010	$ Variance	% Variance		July 2, 2011	July 3, 2010	$ Variance	% Variance

Net sales - military aircraft	$126.7	$115.7	$11.0	10%		$363.4	$338.4	$25.0	7%

Net sales - commercial aircraft	85.0	66.1	18.9	29%		233.1	188.3	44.8	24%

Net sales - navigation aids	9.0	9.4	(0.4)	(4%	)	26.2	28.3	(2.1)	(7%	)
	$220.7	$191.2	$29.5	15%		$622.7	$555.0	$67.7	12%

Operating profit	$22.9	$17.3	$5.6	32%		$62.3	$54.5	$7.8	14%

Operating margin	10.4%	9.0%				10.0%	9.8%

Backlog						$630.1	$523.6	$106.5	20%

Within military aircraft sales, aftermarket sales increased $16 million, or 44%, in the third quarter of 2011 compared to 2010. The increase in the military aftermarket was unusually large due to the timing of orders and we do not expect the sales levels to be as high for the remainder of the year. This increase was partially offset by a $5 million decrease on the V-22 Osprey and $2 million decrease on the F-35 program as it shifts from development to production. Commercial aircraft sales were strong as sales increased $7 million on the Boeing 787, including the impact from the settlement of open scope changes, $4 million in aftermarket up from depressed levels in 2010 and $3 million in business jets as that market recovers.

Military aircraft sales increased $45 million in aftermarket for the first nine months of 2011 compared to 2010, partially offset by $7 million decreases on both the F-15 and F-35 programs. Commercial aircraft sales were strong as sales increased $17 million for the Boeing 787 production ramp up. Commercial aftermarket sales increased $15 million, returning to pre-recession levels. In addition, sales increased $5 million in business jets.

Our operating margin was higher in the third quarter and first nine months of 2011 compared to 2010, reflecting benefits associated with higher volume, sales mix changes toward higher margin business such as military aftermarket and lower research and development as a percentage of sales, primarily the result of reimbursements totaling $9 million on a commercial transport program in the first nine months of 2011. Partially offsetting those positive contributions were increased contract loss reserves that were $12 million higher in the quarter and $23 million higher in the first nine months. The higher loss reserves are on various commercial programs, including the 787 related to higher cost estimates of early production units and the G250 as a result of changes coming out of flight certification efforts.

The higher level of twelve-month backlog for Aircraft Controls at July 2, 2011 compared to July 3, 2010 reflects strong military and commercial aircraft orders.

2011 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 10% to $835 million in 2011. Military aircraft sales are expected to increase 6% to $487 million. We expect a sales increase in military aftermarket, primarily from the strong first nine months, offset by a decrease on the F-15 program. Commercial aircraft sales are expected to increase 22% to $312 million with increases in all product lines. Navigation aids are expected to decrease $1 million. We expect our operating margin to be 10.1% in 2011, flat compared to 2010, reflecting a more favorable sales mix and lower research and development spending as a percentage of sales, offset by higher contract loss reserves.

2012 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 13% to $944 million in 2012. Military aircraft sales are expected to increase 6% to $518 million, primarily from an increase in the F-35 production. Commercial aircraft sales are expected to increase 23% to $383 million with increases to Boeing and Airbus, as well as higher aftermarket sales. Navigation aids are expected to increase to $44 million based on several new military programs. We expect our operating margin to be 11.0% in 2012, an improvement from 10.1% in 2011, reflecting incremental margin on higher sales and research and development declining as a percentage of sales.

Space and Defense Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 2, 2011	July 3, 2010	$ Variance	% Variance	July 2, 2011	July 3, 2010	$ Variance	% Variance

Net sales	$79.7	$87.5	$(7.8)	(9%)	$263.2	$236.0	$27.2	12%

Operating profit	$8.8	$8.4	$0.4	5%	$37.6	$24.6	$13.0	53%

Operating margin	11.0%	9.6%			14.3%	10.4%

Backlog					$216.6	$205.0	$11.6	6%

Net sales in Space and Defense Controls decreased in the third quarter in two main areas, defense controls and satellites, which were partially offset by increases in security and surveillance. Defense controls decreased $8 million, primarily from a specific order for the Driver’s Vision Enhancer (DVE) program in the third quarter of last year. Satellites declined due to an unusually high number of GEO satellite orders last year. Security and surveillance increased $4 million as a result of the Pieper acquisition in the third quarter of 2010 and stronger demand in government and industrial markets.

Net sales in Space and Defense Controls increased in the first nine months of 2011, primarily in three areas, tactical missiles, security and surveillance and the DVE program. Tactical missiles increased $19 million as a result of a large order for an aircraft stores management system and the replenishment of missile inventory. Sales increased $16 million in security and surveillance, largely a result of our Pieper acquisition. In addition, sales on the DVE program were $8 million higher compared to 2010. Partially offsetting those increases was a $10 million decline in the satellite market, which experienced a record year in 2010.

Our operating margin for Space and Defense Controls increased in the third quarter of 2011 primarily as a result of $1 million of restructuring charges in the third quarter of 2010. Our operating margin increased significantly in first nine months of 2011 as a result of the higher sales volume, in particular on the DVE program, and from a profit rate adjustment on the aircraft stores management system. Export approval for the aircraft stores management system was granted in the first quarter of 2011 which eliminated a significant program risk, thereby allowing us to adjust the profit rate.

The higher level of twelve-month backlog at July 2, 2011 compared to July 3, 2010 reflects increased orders for satellites and launch vehicles.

2011 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase $21 million, or 6%, to $346 million in 2011. We expect sales increases in security and surveillance primarily from the Pieper acquisition and in tactical missiles, which will offset a decline in satellites. We expect our operating margin in 2011 to increase to 13.5% from 11.0% in 2010, primarily the result of the strong first nine months.

2012 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase $28 million, or 8%, to $374 million in 2012. We expect sales increases in NASA programs, tactical missiles and in security and surveillance, partially offset by declines in satellites and defense controls. We expect our operating margin in 2012 to decrease to 11.2% from 13.5% in 2011, which was influenced by strong DVE program sales and certain favorable program adjustments.

Industrial Systems

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 2, 2011	July 3, 2010	$ Variance	% Variance	July 2, 2011	July 3, 2010	$ Variance	% Variance

Net sales	$156.4	$129.0	$27.4	21%	$456.0	$385.8	$70.2	18%

Operating profit	$13.9	$12.2	$1.7	14%	$44.1	$31.6	$12.5	40%

Operating margin	8.9%	9.5%			9.7%	8.2%

Backlog					$275.2	$240.2	$35.0	15%

Net sales in Industrial Systems for the third quarter reflect increases in all of our major markets. The broad-based sales recovery reflects the strengthening of business in all of our major geographic markets. In addition, stronger foreign currencies, in particular the euro, compared to the U.S. dollar had a positive impact on sales, representing over 40% of the sales increase in the quarter. Sales increased $6 million in motion simulation, $5 million in aftermarket, $4 million in metal forming and presses and $3 million in plastics making machinery.

Net sales in Industrial Systems for the first nine months reflect increases in all of our major markets except for wind energy. Sales increased $14 million in motion simulation, $11 million in metal forming and presses, $9 million each in plastics making machinery and aftermarket, $7 million each in power generation and distribution and $4 million in heavy industry. Offsetting those increases was a decrease in wind energy of $6 million, primarily due to the Chinese market, where large customers had built up inventory, allowing them to slow their orders.

Our operating margin for Industrial Systems decreased in the third quarter of 2011 primarily as a result of increased research and development spending, higher marketing expenses and a $1 million recall reserve for a train sway actuator application in Japan. Our operating margin for the first nine months of 2011 increased as a result of the higher sales volume associated with the economic recovery.

The higher level of twelve-month backlog for Industrial Systems at July 2, 2011 compared to July 3, 2010 is due primarily to increased demand in most of our major markets due to improving global economic conditions.

2011 Outlook for Industrial Systems – We expect sales in Industrial Systems to increase 15% to $629 million in 2011. We expect sales increases in most major markets, with the largest increases in motion simulators, metal forming and presses, aftermarket, test equipment and plastics making machinery. Those increases are partially offset by a decline in wind energy. We expect that our operating margin will increase to 9.8% in 2011 from 8.8% in 2010 as a result of the higher sales volume.

2012 Outlook for Industrial Systems – We expect sales in Industrial Systems to increase 8% to $680 million in 2012. We expect sales increases in most major markets with the largest increases for test equipment, driven by a single large order, and motion simulators, related to demand associated with an increase in air traffic and military orders. We expect that our operating margin will increase to 10.5% in 2012 from 9.8% in 2011 as a result of the higher sales volume.

Components

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 2, 2011	July 3, 2010	$ Variance	% Variance	July 2, 2011	July 3, 2010	$ Variance	% Variance

Net sales	$87.9	$95.7	$(7.8)	(8%)	$264.6	$270.4	$(5.8)	(2%)

Operating profit	$13.4	$18.3	$(4.9)	(27%)	$41.4	$44.8	$(3.4)	(8%)

Operating margin	15.2%	19.1%			15.7%	16.6%

Backlog					$163.5	$160.0	$3.5	2%

We experienced a sales shift amongst our major markets. Sales in the marine market, which relate to off shore oil exploration and are closely tied to oil prices, increased $3 million. Medical sales increased $3 million, primarily from sales to Respironics for sleep apnea equipment. Sales also increased $1 million in our industrial business as a result of our recent acquisition of Animatics Corporation. Sales in the military aircraft market declined $7 million as we delivered a large order for the Eurofighter last year, our activity on the Guardian program slowed and we have seen reduced demand for spares on the Black Hawk helicopter program. Sales for defense controls declined $7 million, mostly a result of slowing demand for various military vehicles, including our completion of the upgrade program on the Bradley Fighting Vehicle.

Net sales in Components decreased in the first nine months of 2011 from last year as sales shifted among markets in a manner similar to the third quarter. Sales increased $9 million in our industrial business, $8 million in the marine market and $6 million in medical equipment, primarily from sales to Respironics. Sales for space and defense controls declined $19 million, mostly a result of slowing demand for various military vehicles and for a large fiber optic modem order we supplied in 2010 which did not repeat in 2011. Sales in the aircraft market declined $13 million, primarily in military aircraft, reflecting strong de-icing sales on the Black Hawk helicopter program in 2010 and a general softness in 2011. The decline in military aircraft sales was partially offset by increases in the commercial aircraft market.

Our operating margin decreased in the third quarter and first nine months of 2011 compared to 2010 as a result of the sales volume decline, a less favorable product mix and a general shift to newer products with larger up-front costs. In addition, the third quarter of 2010 benefited from increased profitability of sales on a large order for the Eurofighter.

The marginally higher level of twelve-month backlog at July 2, 2011 compared to July 3, 2010 primarily relates to increased orders for the Guardian system, offset by declines in defense controls programs.

2011 Outlook for Components – We expect sales in Components to decrease by $10 million in 2011. We expect sales will decrease in both aircraft and space and defense controls as several major military aircraft and vehicle programs wind down. Partially offsetting those declines are expected sales increases in industrial, medical and marine markets. We expect our operating margin in 2011 to be 15.4%, lower than the 16.7% we achieved in 2010 due to the lower sales volume.

2012 Outlook for Components – We expect sales in Components to increase by $22 million in 2012. We expect a sales increase of $18 million from industrial markets, primarily from our Animatics acquisition, $7 million in space and defense controls, $6 million in the marine market and $2 million in the medical market. We expect sales to decrease $10 million in aircraft, principally from the Eurofighter program. We expect our operating margin in 2012 to be 15.5%, comparable to the 15.4% we expect in 2011.

Medical Devices

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 2, 2011	July 3, 2010	$ Variance	% Variance	July 2, 2011	July 3, 2010	$ Variance	% Variance
Net sales	$38.2	$33.5	$4.7	14%	$105.1	$95.2	$9.9	10%

Operating profit (loss)	$1.2	$(0.7)	$1.9	n/a	$(1.8)	$(0.5)	$(1.3)	n/a

Operating margin	3.0%	(2.0%)			(1.7%)	(0.6%)

Backlog					$9.8	$19.5	$(9.7)	(50%)

Net sales in Medical Devices increased primarily from $3 million more in pump sales as we resumed shipments of one of our infusion pumps in the quarter after completing a voluntary recall for a software correction. We also benefitted from our introduction of a new enteral pump for the international market during the second quarter of 2011. In addition, our sales of sensors increased $1 million. Our sensors, which are used to detect air bubbles in pumping applications, benefitted from higher demand for alternative pumps due to a recall of certain large volume pumps in the hospital market.

Net sales for the first nine months of 2011 compared to 2010 increased primarily from our strong sales of sensors and hand pieces, which increased $6 million. In addition, sales of administration sets increased $4 million. Sales of pumps increased $1 million as our new enteral pump sales were offset by the holding of shipments on one of our infusion pumps pending resolution of a software issue.

Our operating margin improved in the third quarter as a result of several factors, including lower costs from having our Costa Rica facility fully operational and a more favorable product mix. Our operating margin declined in the first nine months of 2011 relative to 2010 despite the sales increase, primarily as a result of warranty costs in 2011 in connection with the infusion pump recall. Partially offsetting the infusion pump recall issue are cost improvements achieved in Costa Rica.

Twelve-month backlog for Medical Devices is not as substantial relative to sales as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.

2011 Outlook for Medical Devices – We expect sales in Medical Devices to increase 9% to $138 million in 2011. We expect sales increases in sensors and hand pieces, administration sets and from the recent introduction of a new enteral pump to the international market. These increases will be offset by a decrease in infusion pump sales related to the voluntary recall for a software correction. We expect our operating margin to be (0.9%), an improvement from the (3.2%) in 2010 as cost improvements will be partially offset by a sales mix shift and the costs associated with the infusion pump software recall.

2012 Outlook for Medical Devices – We expect sales in Medical Devices to increase $7 million, or 5%, to $145 million in 2012. We expect sales to increase primarily from IV pumps. We expect our operating margin to be 3.4%, a substantial improvement from 2011 as a result of the increased sales volume, product mix changes and cost improvements.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
(dollars in millions)	July 2, 2011	July 3, 2010	$ Variance	% Variance
Net cash provided (used) by:

Operating activities	$123.2	$135.0	$(11.8)	(9%)

Investing activities	(90.6)	(75.5)	(15.1)	(20%)

Financing activities	(21.8)	(45.3)	23.5	52%

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

Investing activities

Net cash used by investing activities in the first nine months of 2011 increased as a result of capital expenditures, including test equipment on the A350, and acquisitions completed in the third quarter of 2011.

Financing activities

The decrease in net cash used by financing activities in the first nine months of 2011 primarily reflects smaller pay downs on our U.S. revolving credit facility compared to 2010.

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

On March 18, 2011, we amended our U.S. credit facility. Our new revolving credit facility, which matures on March 18, 2016, increased our borrowing capacity to $900 million. Previously, our credit facility consisted of a $750 million revolver, which matured on March 14, 2013. The new revolving credit facility had an outstanding balance of $357 million at April 2, 2011. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 175 basis points at July 2, 2011 and will decrease to 150 basis points during the fourth quarter of 2011. The credit facility is secured by substantially all of our U.S. assets.

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

At July 2, 2011, we had $547 million of unused borrowing capacity, including $531 million from the U.S. credit facility after considering standby letters of credit.

Net debt to capitalization was 33% at July 2, 2011 and 36% at October 2, 2010. The decrease in net debt to capitalization is primarily due to debt reductions funded by our positive cash flow and net earnings in the first nine months of 2011.

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

Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2010 sales were denominated in foreign currencies. During the first nine months of 2011, foreign currencies generally strengthened versus the U.S. dollar compared to the first nine months of 2010. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $17 million compared to the same period one year ago.

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

•	a write-off of all or part of our goodwill or intangible assets, which could adversely affect our operating results and net worth;
•	the potential for substantial fines and penalties or suspension or debarment from future contracts in the event we do not comply with regulations relating to defense industry contracting;
•	the potential for cost overruns on development jobs and fixed-price contracts and the risk that actual results may differ from estimates used in contract accounting;
•	the possibility that our subcontractors may fail to perform their contractual obligations, which may adversely affect our contract performance and our ability to obtain future business;
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

Item 4.    Controls and Procedures.

(a)	Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended July 2, 2011.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (2)

April 3, 2011 - April 30, 2011	-	$-	-	766,400

May 1, 2011 - May 31, 2011	-	$-	-	766,400

June 1, 2011 - July 2, 2011	3,440	$39.57	-	766,400
Total	3,440	$39.57	-	766,400

(1)	Purchases in June consisted of shares of Class B common stock from the Moog Inc. Retirement Savings Plan.

(2)	In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management.

Item 5.      Other Information.

(a)	On August 8, 2011, the Executive Compensation Committee of the Board of Directors amended the Management Profit Sharing Program. A description of the program, as amended, is set forth as Exhibit 10.1 of this report, which description is incorporated into this Item by reference.

Item 6.     Exhibits

(a)	Exhibits

	10.1*	Description of Management Profit Sharing Plan.

	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document.**

	101.SCH	XBRL Taxonomy Extension Schema Document.**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Condensed Statements of Earnings for the three and nine months ended July 2, 2011 and July 3, 2010,

(ii) Consolidated Condensed Balance Sheets at April 2, 2011 and October 2, 2010, (iii) Consolidated Condensed Statements of Cash Flows for the nine months ended July 2, 2011 and July 3, 2010 and (iv) Notes to Consolidated Condensed Financial Statements for the nine months ended July 2, 2011.

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

Moog Inc.

(Registrant)

Date:	August 9, 2011	By	/s/ Robert T. Brady
Robert T. Brady
Chairman
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2011	By	/s/ John R. Scannell
John R. Scannell
President Chief Operating Officer

Date:	August 9, 2011	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2011	By	/s/ Jennifer Walter
Jennifer Walter
Controller
(Principal Accounting Officer)