Form 10-K
period 2011-10-01
MOOG INC
filed 2011-11-30
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2011

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

Yes ☐    No ☑

The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on April 1, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,830 million.

The number of shares of common stock outstanding as of the close of business on November 22, 2011 was: Class A 41,195,983; Class B 4,036,527.

Portions of the 2011 Proxy Statement to Shareholders (“2011 Proxy”) are incorporated by reference into Part III of this Form 10-K.

MOOG Inc. FORM 10-K INDEX

Disclosure Regarding Forward-Looking Statements

Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. Certain of these factors, risks and uncertainties are discussed in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. We disclaim any obligation to update the forward-looking statements made in this report.

PART I

The Registrant, Moog Inc., a New York corporation formed in 1951, is referred to in this report as “Moog” or in the nominative “we” or the possessive “our.”

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

Additional information describing the business and comparative segment revenues, operating profits and related financial information for 2011, 2010 and 2009 are provided in Note 17 of Item 8, Financial Statements and Supplementary Data of this report.

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
•

Space and Defense Controls: Honeywell, Parker Hannifin, Vacco, Valvetech, Marotta, Sabca, Curtiss-Wright, ESW, Aerojet, Valcor, Aeroflex, Hamilton Sundstrand, Limitorque, Sargeant Industries, RVision, Directed Perception, ATA Engineering, CDA InterCorp, RUAG, Woodward Governor, Sierra-Nevada, Videotec and Lord Corp.

•	Industrial Systems: Bosch Rexroth, Danaher, Baumueller, Siemens, SSB, Parker Hannifin, Suzhou ReEnergy, MTS, Exlar and Hydraudyne.
•	Components: Danaher, Allied Motion, Ametek, Woodward MPC, Axsys, Schleifring, Airflyte, Smiths, Kearfott and Stemmann.
•	Medical Devices: B. Braun, CareFusion, Smiths Medical, Hospira, Alcon, Baxter International, CME, I-Flow, Covidien, Etalon, Introtek and Ross (Abbott).

Government Contracts. All U.S. Government contracts are subject to termination by the Government. In 2011, sales under U.S. Government contracts represented 32% of total sales and were primarily within Aircraft Controls, Space and Defense Controls and Components.

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

Employees. On October 1, 2011, we employed 10,320 full-time employees.

Customers. Our principal customers are Original Equipment Manufacturers, or OEMs, and end users for whom we provide aftermarket support. Aerospace and defense OEM customers collectively represented approximately 46% of 2011 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our OEM sales of industrial controls and medical devices, which represented approximately 36% of 2011 sales, are to a wide range of global customers and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our products. Our major aftermarket customers are the U.S. Government and commercial airlines. In 2011, aftermarket sales accounted for 18% of total sales.

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

On December 2, 2010, John R. Scannell was named President and Chief Operating Officer. Previously, he was Vice President and Chief Financial Officer. Prior to that, he was Vice President and Director of Contracts and Pricing.

On December 2, 2010, Donald R. Fishback was named Chief Financial Officer. Previously, he was Vice President of Finance. Prior to that, he was Controller and Principal Accounting Officer.

On December 2, 2010, Sean Gartland was named Vice President. Previously, he was General Manager of the International Group, Pacific operation.

On February 11, 2008, Jennifer Walter was named Controller and Principal Accounting Officer. Previously, she was Director of Financial Planning and Analysis.

33

	0000000000	0000000000
Executive Officers	Age	Year First Elected Officer

Robert T. Brady
Chairman of the Board; Chief Executive Officer;
Director; Member, Executive Committee	70	1967

John R. Scannell
President; Chief Operating Officer	48	2006

Richard A. Aubrecht
Vice Chairman of the Board; Vice President - Strategy and Technology;
Director; Member, Executive Committee	67	1980

Joe C. Green
Executive Vice President; Chief Administrative Officer;
Director; Member, Executive Committee	70	1973

Martin J. Berardi
Vice President	55	2000

Warren C. Johnson
Vice President	52	2000

Jay K. Hennig
Vice President	51	2002

Lawrence J. Ball
Vice President	57	2004

Harald E. Seiffer
Vice President	52	2005

Sasidhar Eranki
Vice President	57	2006

Sean Gartland
Vice President	48	2010

Donald R. Fishback
Vice President; Chief Financial Officer	55	1985

Jennifer Walter
Controller; Principal Accounting Officer	40	2008

Timothy P. Balkin
Treasurer; Assistant Secretary	52	2000

John B. Drenning
Secretary	74	1989

Item 1A.        Risk Factors

The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles and domestic and foreign economic conditions and events. For example, demand for our industrial systems products is dependent upon several factors, including capital investment, product innovations, economic growth, cost-reduction efforts and technology upgrades. In addition, the commercial airline industry is highly cyclical and sensitive to fuel price increases, labor disputes and economic conditions. These factors could result in a reduction in the amount of air travel. A reduction in air travel could reduce orders for new aircraft for which we supply flight controls and for spare parts and services and reduce our sales. A reduction in air travel may also result in our commercial airline customers being unable to pay our invoices on a timely basis or at all. Changes in medical reimbursement rates of insurers to medical service providers could impact our sale of medical products.

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

We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2011, sales under U.S. Government contracts represented 32% of our total sales, primarily within Aircraft Controls, Space and Defense Controls and Components. Sales to foreign governments represented 7% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in government expenditures may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.

We make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings. We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls. Revenue representing 29% of 2011 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. Under this method, we recognize revenue as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods.

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

We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. In 2011, fixed-price contracts represented 81% of our sales that were accounted for using the percentage of completion, cost-to-cost method of accounting. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract’s fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which could reduce our net sales and net earnings. Loss reserves are most commonly associated with fixed-price contracts that involve the design and development of new and unique controls or control systems to meet the customer’s specifications.

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

The loss of Boeing or Lockheed Martin as a customer or a significant reduction in sales to either company could adversely impact our operating results. We provide Boeing with controls for both military and commercial applications, which, in total, were 10% of our 2011 sales. Sales to Boeing’s commercial airplane group are generally made under a long-term supply agreement through 2021 for the Boeing 787 and 2013 for other commercial airplanes. The loss of Boeing or Lockheed Martin as a customer or a significant reduction in sales to either company could significantly reduce our sales and earnings.

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

Our new product and research and development efforts may not be successful, which would result in a reduction in our sales and earnings. In the past, we have incurred, and we expect to continue to incur, expenses associated with research and development activities and the introduction of new products. For instance, we are currently incurring substantial development costs in connection with our work on the Airbus A350 XWB. We may experience difficulties that could delay or prevent the successful development of new products or product enhancements. Our new products or product enhancements may also not be accepted by our customers or our customers may delay their introductions. In addition, the research and development expenses we incur may exceed our cost estimates, and new products we develop may not generate sales sufficient to offset our costs. If any of these events occur, our sales and profits could be adversely affected.

Our inability to adequately enforce our intellectual property rights or defend against assertions of infringement could prevent or restrict our ability to compete. We rely on patents, trademarks and proprietary knowledge and technology, both internally developed and acquired for our products. Our inability to defend against the unauthorized use of these rights and assets could have an adverse effect on our results of operations and financial condition. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement and could result in significant costs and divert our management’s focus away from operations.

Our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility. We have incurred significant indebtedness, and may in the future incur additional debt for acquisitions, operations, research and development and capital expenditures. Our ability to make interest and scheduled principal payments and meet restrictive covenants could be adversely impacted by changes in the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating or outlook. These changes could cause our cost of doing business to increase and limit our ability to pursue acquisition opportunities, react to market conditions and meet operational and capital needs, which would place us at a competitive disadvantage. At October 1, 2011, 60% of our debt was at fixed interest rates with the remaining 40% subject to variable interest rates.

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

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. Goodwill and other intangible assets are a substantial portion of our assets. At October 1, 2011, goodwill was $735 million and other intangible assets were $198 million of our total assets of $2.8 billion. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. This could result in our inability to refinance or renegotiate the terms of our bank indebtedness.

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

Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal, tax and regulatory schemes. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations have sales to foreign customers. In 2011, 45% of our net sales was from customers outside of the United States. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include, without limitation, the following:

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

Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business. In 2011, 11% of our sales was subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.

The failure or misuse of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products may necessitate a product recall. We include complex system design and components in our products that could contain errors or defects, particularly when we incorporate new technology into our products. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims and face actions by regulatory bodies and government authorities. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products and cause us to withdraw from certain markets. We are also exposed to product liability claims. Many of our products are used in applications where their failure or misuse could result in significant property loss and serious personal injury or death. We carry product liability insurance consistent with industry norms. However, these insurance coverages may not be sufficient to fully cover the payment of any potential claim. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

Future terror attacks, war, or other civil disturbances could negatively impact our business. Terror attacks, war or other disturbances could lead to economic instability and decreases in demand for commercial products, which could negatively impact our business, financial condition and results of operations. Terrorist attacks worldwide have caused instability from time to time in global financial markets and the aviation industry. In 2011, 15% of our net sales was related to commercial aircraft. The long-term effects of terrorist attacks on us are unknown. These attacks and the U.S. Government’s continued efforts against terrorist organizations may lead to additional armed hostilities or to further acts of terrorism and civil disturbance in the United States or elsewhere, which may further contribute to economic instability.

Our facilities could be damaged by catastrophes which could reduce our production capacity and result in a loss of customers. We conduct our operations in facilities located throughout the world. Any of these facilities could be damaged by fire, floods, earthquakes, power loss, telecommunication and information systems failure or similar events. Our facilities in California, Japan and the Philippines are particularly susceptible to earthquakes. These facilities accounted for 17% of our manufacturing, assembly and test capacity in 2011. Although we carry property insurance, including earthquake insurance and business interruption insurance, our inability to meet customers’ schedules as a result of a catastrophe may result in a loss of customers or significant additional costs such as penalty claims under customer contracts.

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

We are involved in various legal proceedings, the outcome of which may be unfavorable to us. Our business may be adversely impacted by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. We estimate loss contingencies and establish reserves based on our assessment where liability is deemed probable and reasonably estimable given the facts and circumstances known to us at a particular point in time. Subsequent developments may affect our assessment and estimates of the loss contingencies recorded as liabilities.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

On October 1, 2011, we occupied 5,107,000 square feet of space in the United States and countries throughout the world, distributed as follows:

	Square Feet
	Owned	Leased	Total

Aircraft Controls	1,380,000	687,000	2,067,000

Space and Defense Controls	519,000	183,000	702,000

Industrial Systems	573,000	609,000	1,182,000

Components	623,000	132,000	755,000

Medical Devices	273,000	108,000	381,000

Corporate Headquarters	-	20,000	20,000

Total	3,368,000	1,739,000	5,107,000

Aircraft Controls has principal manufacturing facilities located in the U.S., England and the Philippines. Space and Defense Controls has principal manufacturing facilities located in the U.S. and Germany. Industrial Systems has principal manufacturing facilities located in the U.S., Germany, China, Italy, India, Luxembourg, The Netherlands, England, Ireland and Japan. Components has principal manufacturing facilities located in the U.S., Canada and England. Medical Devices has principal manufacturing facilities in the U.S., Costa Rica and Lithuania. Our corporate headquarters is located in East Aurora, New York.

We believe that our properties have been adequately maintained and are generally in good condition. Operating leases for properties expire at various times from 2012 through 2034. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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

Quarterly Stock Prices

	Class A		Class B
Fiscal Year Ended	High	Low	High	Low

October 1, 2011

1st Quarter	$40.67	$33.97	$40.27	$34.26

2nd Quarter	46.38	39.24	46.25	40.42

3rd Quarter	46.46	39.54	46.14	39.29

4th Quarter	45.45	30.45	45.00	31.95

October 2, 2010

1st Quarter	$30.09	$22.49	$30.00	$24.69

2nd Quarter	40.21	29.34	38.00	29.39

3rd Quarter	39.77	30.18	39.70	30.51

4th Quarter	37.71	29.95	37.50	30.16

The number of shareholders of record of Class A common stock and Class B common stock was 998 and 439, respectively, as of November 22, 2011.

We did not pay cash dividends on our Class A common stock or Class B common stock in 2010 or 2011 and have no plans to do so in the foreseeable future.

The following table summarizes our purchases of our common stock for the quarter ended October 1, 2011.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (1)

July 3 - July 31, 2011	-	$-	-	766,400

August 1 - August 31, 2011	689,486	37.58	689,486	76,914

September 1 - October 1, 2011	76,914	38.67	76,914	-

Total	766,400	$37.69	766,400	-

(1)	In October 2008, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management.

Performance Graph

The following graph and table show the performance of the Company’s Class A common stock compared to the NYSE Composite-Total Return Index and the S&P Aerospace and Defense Index for a $100 investment made on September 30, 2006, including the reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Moog Inc., the NYSE Composite Index

and the S&P Aerospace & Defense Index

	9/06	9/07	9/08	9/09	9/10	9/11

Moog Inc. - Class A Common Stock	$100.00	$126.77	$123.72	$85.11	$102.45	$94.11
NYSE Composite - Total Return Index	100.00	121.07	93.09	88.00	94.87	90.54
S&P Aerospace & Defense Index	100.00	132.90	99.11	94.24	107.18	108.08

Item 6.	Selected Financial Data.

For a more detailed discussion of 2009 through 2011, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and Item 8, Financial Statements and Supplementary Data of this report.

(dollars in thousands, except per share data)	2011(1)	2010(1)	2009(2)(3)	2008(3)(4)	2007(3)
RESULTS FROM OPERATIONS
Net sales	$2,330,680	$2,114,252	$1,848,918	$1,902,666	$1,558,099
Net earnings	136,021	108,094	85,045	119,068	100,936
Net earnings per share
Basic	$2.99	$2.38	$2.00	$2.79	$2.38
Diluted	$2.95	$2.36	$1.98	$2.75	$2.34
Weighted-average shares outstanding
Basic	45,501,806	45,363,738	42,598,321	42,604,268	42,429,711
Diluted	46,047,422	45,709,020	42,906,495	43,256,888	43,149,481

FINANCIAL POSITION
Total assets	$2,842,967	$2,712,134	$2,634,317	$2,227,247	$2,006,179
Working capital	834,056	812,805	764,137	713,292	616,623
Indebtedness - senior	346,851	386,103	454,456	270,988	417,434
Indebtedness - senior subordinated	378,596	378,613	378,630	400,072	200,089
Shareholders’ equity	1,191,891	1,120,956	1,065,033	994,410	877,212
Shareholders’ equity per common share outstanding	$26.38	$24.70	$23.53	$23.30	$20.63

SUPPLEMENTAL FINANCIAL DATA
Capital expenditures	$83,695	$65,949	$81,826	$91,833	$96,988
Depreciation and amortization	96,327	91,216	76,384	63,376	52,093
Research and development	106,385	102,600	100,022	109,599	102,603
Twelve-month backlog	1,324,809	1,181,303	1,097,760	861,694	774,548

RATIOS
Net return on sales	5.8%	5.1%	4.6%	6.3%	6.5%
Return on shareholders’ equity	11.4%	9.8%	8.3%	12.7%	12.3%
Current ratio	2.53	2.70	2.71	2.89	2.93
Net debt to capitalization (5)	33.9%	36.8%	41.4%	37.0%	37.8%

(1)	Includes the effects of acquisitions. See Note 2 of the Consolidated Financial Statements at Item 8, Financial Statements and Supplementary Data of this report.
(2)	Includes the sale of Class A common stock on October 2, 2009. See Note 13 of the Consolidated Financial Statements at Item 8 of this report.
(3)	Includes the effects of acquisitions. In 2009, we acquired eight businesses, two each in our Aircraft Controls and Medical Devices segments, one in our Space and Defense Controls segment and three in our Industrial Systems segment. In 2008, we acquired two businesses, one each in our Space and Defense Controls and Components segments. In 2007, we acquired four businesses, two in our Components segment and one each in our Medical Devices and Industrial Systems segments.
(4)	Includes the effects of the issuance of senior subordinated notes.
(5)	Net debt is total debt less cash and cash equivalents. Capitalization is the sum of net debt and shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We are a worldwide designer, manufacturer and integrator of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and defense, industrial and medical markets. Our aerospace and defense products and systems include military and commercial aircraft flight controls, satellite positioning controls, controls for steering tactical and strategic missiles, thrust vector controls for space launch vehicles, controls for gun aiming, stabilization and automatic ammunition loading for armored combat vehicles, and homeland security products. Our industrial products are used in a wide range of applications, including wind energy, pilot training simulators, injection molding machines, power generation, material and automotive testing, metal forming, heavy industry and oil exploration. Our medical products include infusion therapy pumps, enteral clinical nutrition pumps, slip rings used on CT scanners and motors used in sleep apnea devices. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, England, the Philippines, Germany, China, Italy, India, Costa Rica, The Netherlands, Luxembourg, Canada, Ireland and Japan.

We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls and represent 29% of our sales. We recognize revenue on these contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity.

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

We intend to increase our revenue base and improve our profitability and cash flows from operations by building on our market leadership positions, by strengthening our niche market positions in the principal markets that we serve and by extending our participation on the platforms we supply by providing more systems solutions. We also expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence. Our strategy to achieve our objectives includes:

•	maintaining our technological excellence by building upon our systems integration capabilities while solving our customers’ most demanding technical problems,
•	taking advantage of our global capabilities,
•	growing our profitable aftermarket business,
•	capitalizing on strategic acquisitions and opportunities,
•	developing products for new and emerging markets, and
•	striving for continuing cost improvements.

We face numerous challenges to improve shareholder value. These include but are not limited to: adjusting to dynamic global economic conditions that are influenced by governmental, industrial and commercial factors, foreign currency fluctuations, pricing pressures from customers, strong competition and increases in costs such as health care benefits. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process, manufacturing and restructuring initiatives and using low cost manufacturing facilities without compromising quality.

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

In 2011, we completed three business combinations within two of our segments. We completed two business combinations within our Aircraft Controls segment, both of which are located in the U.S. We acquired Crossbow Technology Inc., based in California, for $32 million. Crossbow designs and manufacturers acceleration sensors that are integrated into inertial navigation and guidance systems used in a variety of aerospace, defense and transportation applications. We also acquired a business that complements our military aftermarket business for $2 million in cash. Combined sales of these acquisitions for the 2010 calendar year were approximately $19 million. We completed one business combination within our Components segment by acquiring Animatics Corporation, based in California. The purchase price was $24 million, which includes 467,749 shares of Moog Class A common stock valued at $19 million on the day of closing. Animatics supplies integrated servos, linear actuators and control electronics that are used in a variety of industrial, medical and defense applications and had approximately $15 million of sales for the twelve months preceding the acquisition.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in Note 1 of Item 8, Financial Statements and Supplementary Data of this report. We believe the accounting policies discussed below are the most critical in understanding and evaluating our financial results. These critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.

Revenue Recognition on Long-Term Contracts

Revenue representing 29% of 2011 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominately used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.

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

Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material in 2011, 2010 or 2009.

Contract Loss Reserves

At October 1, 2011, we had contract loss reserves of $45 million. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications.

Reserves for Inventory Valuation

At October 1, 2011, we had net inventories of $502 million, or 36% of current assets. Reserves for inventory were $94 million, or 16% of gross inventories. Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation.

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

Reviews for Impairment of Goodwill

At October 1, 2011, we had $735 million of goodwill, or 26% of total assets. We test goodwill for impairment for each of our reporting units at least annually, during our fourth quarter, and whenever events occur or circumstances change in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit.

We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Certain of our reporting units are our operating segments while others are one level below our operating segments.

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test.

In order to perform the two-step impairment test, we use the discounted cash flow method to estimate the fair value of each of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit’s current business, expected developments and operational strategies over a five-year period. In estimating the terminal growth rate, we consider our historical and projected results, as well as the economic environment in which our reporting units operate. The discount rates utilized for each reporting unit reflect management’s assumptions of marketplace participants’ cost of capital and risk assumptions, both specific to the reporting unit and overall in the economy.

We performed our qualitative assessment during the fourth quarter and determined that it was not more likely than not that the fair value of each of our reporting units was less than that its applicable carrying value. Accordingly, we did not perform the two-step goodwill impairment test for any of our reporting units.

Purchase Price Allocations for Business Combinations

During 2011, we completed three business combinations for a total purchase price of $58 million. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and ascribed value to programs, customer relationships, patents and technology, trade names, backlog and contracts and estimated the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed largely using discounted cash flow models. These valuations support the conclusion that identifiable intangible assets had a value of $20 million. The resulting goodwill was $35 million.

Ascribing value to intangible assets requires estimates used in projecting relevant future cash flows, in addition to estimating useful lives of such assets. Using different assumptions could have a material effect on our current and future amortization expense.

Pension Assumptions

We maintain various defined benefit pension plans covering employees at certain locations. Pension expense for all defined benefit plans for 2011 was $32 million. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the long-term expected return on assets. Other assumptions include mortality rates, salary increases and retirement age.

The discount rate is used to state expected future cash flows at present value. Using a higher discount rate decreases the present value of pension obligations and reduces pension expense. We used the Mercer Pension Discount Yield Curve to determine the discount rate for our U.S. plans. The discount rate is determined by discounting the plan’s expected future benefit payments using a yield curve developed from high quality bonds that are rated Aa or better by Moody’s as of the measurement date. The yield curve calculation matches the notional cash inflows of the hypothetical bond portfolio with the expected benefit payments to arrive at the discount rate. In determining expense for 2011 for our largest U.S. plan, we used a 5.3% discount rate, compared to 6.0% for 2010. We will use a 4.8% discount rate to determine our expense in 2012 for this plan. This 50 basis point decrease in the discount rate will increase our pension expense by $4 million in 2012.

The long-term expected return on assets assumption reflects the average rate of earnings expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In determining the long-term expected return on assets assumption, we consider our current and target asset allocations. We consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. In determining expense for 2011 for our largest plan, we used an 8.9% return on assets assumption, the same as we used in 2010. A 50 basis point decrease in the long-term expected return on assets assumption would increase our annual pension expense by $2 million.

Deferred Tax Asset Valuation Allowances

At October 1, 2011, we had gross deferred tax assets of $257 million and a deferred tax asset valuation allowance of $4 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence and contract loss reserves. The deferred tax assets include $12 million related to tax benefit carry forwards for which $4 million of deferred tax asset valuation allowances are recorded.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

				2011 vs. 2010			2010 vs. 2009
(dollars in millions except per share data)	2011	2010	2009	$ Variance	% Variance		$ Variance	% Variance

Net sales	$2,331	$2,114	$1,849	$217	10%		$265	14%

Gross margin	29.2%	29.0%	29.1%

Research and development expenses	$106	$103	$100	$3	3%		$3	3%

Selling, general and administrative expenses as a percentage of sales	15.2%	14.8%	15.2%

Restructuring expense	$1	$5	$15	$(4)	(80%	)	$(10)	(67%	)

Interest expense	$36	$39	$39	$(3)	(8%	)	$-	0%

Effective tax rate	26.0%	27.7%	23.1%

Net earnings	$136	$108	$85	$28	26%		$23	27%

Diluted earnings per share	$2.95	2.36	1.98	$0.59	25%		$0.38	19%

Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 52 weeks for the year ended October 1, 2011, 52 weeks for the year ended October 2, 2010 and 53 weeks for the year ended October 3, 2009. While management believes this affects the comparability of financial results presented, the impact has not been determined.

Net sales increased in 2011 compared to 2010 with strong increases coming from all of our segments with the exception of Components.

The net sales increase in 2010 was predominantly a result of $200 million of incremental sales from acquisitions, primarily in Aircraft Controls and Industrial Systems.

Our gross margin was relatively unchanged in 2011 compared to 2010, reflecting volume increases and a more favorable product mix, offset by more additions to contract loss reserves. The loss reserves are primarily related to our Aircraft Controls segment. Our gross margin in 2010 was comparable to 2009, reflecting the positive impact of the sales mix in our legacy product lines being offset by the impact of increased sales of lower gross margin products attributable to the recent acquisitions of wind energy and high lift actuation businesses.

Research and development increased modestly in 2011 compared to 2010 as increases on multiple programs, including the Airbus A350 program, were offset by $13 million of reimbursements for a commercial transport program. Research and development expenses increased modestly in 2010 compared to 2009. Increased expenditures for the Airbus A350 program and the impact from acquisitions were partially offset as development activity continued to decline on the Boeing 787.

Selling, general and administrative expenses as a percentage of sales increased in 2011 compared to 2010 as a result of increased marketing efforts and bid and proposal activity for aerospace programs, partially offset by the efficiencies gained from our higher sales volume. The decrease as a percentage of sales in 2010 compared to 2009 is primarily a result of the impact of acquisitions that had lower selling, general and administrative cost structures than most of our other product lines.

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

Interest expense decreased in 2011 compared to 2010 as a result of lower average borrowings and lower interest rates.

The effective tax rate for 2011 is lower than 2010 primarily from the recognition of current and future tax benefits associated with the net operating loss carryforward from one of our foreign operations. The effective tax rate for 2010 was higher than 2009, which had an unusually low tax rate. During 2009, we benefited from a $5 million foreign tax credit from the repatriation of $31 million of cash to the U.S. from our Japanese subsidiary, a benefit related to our 2008 tax year as a result of the reinstatement of the U.S. research and development tax credit under the TARP legislation and the benefit of the effect of our equity earnings in LTi REEnergy which were recognized in operating profit on an after-tax basis.

In 2010, the diluted earnings per share increase reflected the net earnings growth and the impact of the issuance of additional shares from a stock offering completed at the end of 2009.

2012 Outlook - We expect sales in 2012 to increase $184 million, or 8%, to $2.52 billion reflecting increases in all of our segments. We expect operating margins to improve to 11.1% in 2012 compared to 10.6% in 2011. We expect operating margins to increase in all of our segments except for Space and Defense Controls. We expect net earnings to increase to $152 million and diluted earnings per share to increase by 12% to $3.31.

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

Aircraft Controls

	000000	000000	000000	000000	000000	000000	000000
				2011 vs. 2010		2010 vs. 2009
(dollars in millions)	2011	2010	2009	$ Variance	% Variance	$ Variance	% Variance
Net sales - military aircraft	$498	$458	$419	$40	9%	$39	9%
Net sales - commercial aircraft	314	262	214	52	20%	48	22%
Net sales - navigation aids	38	37	30	1	3%	7	23%

Net sales	$850	$757	$663	$93	12%	$94	14%
Operating profit	$84	$76	$52	$8	11%	$24	46%
Operating margin	9.9%	10.1%	7.9%
Backlog	$641	$567	$508	$74	13%	$59	12%

Military aircraft sales increased $49 million in aftermarket for 2011 compared to 2010, partially offset by a $15 million decrease in military fighter programs. The increase in military aftermarket reflects the benefit of some significant upgrade programs on several platforms. Commercial aircraft sales were strong as commercial aftermarket sales increased $17 million, returning to pre-recession levels. The Boeing 787 production ramp up increased sales $15 million, which includes the settlement of open scope changes. In addition, sales increased $7 million on Airbus programs and $6 million in business jets as that market recovers.

Net sales in Aircraft Controls increased in 2010 resulting from the acquisition of the high lift actuation business located in Wolverhampton, U.K. at the end of 2009 that contributed $94 million. Military aircraft sales increased with the Wolverhampton operation contributing $42 million of incremental sales. Sales increased $21 million on the V-22 Osprey as production levels continued to increase on that program. Sales increased $18 million in military aftermarket, due in part to the Wolverhampton acquisition. These increases were offset by a $23 million decrease on the F-35 program as it shifted from the development phase into the production phase. Commercial aircraft sales increased as $51 million of incremental sales from Wolverhampton more than offset the decrease of $12 million in business jets. Navigation aids increased $7 million as a result of the incremental sales from the 2009 Fernau acquisition offset by decreases due to delays in the award of certain military programs.

Our operating margin was comparable in 2011 and 2010. In 2011, we had lower research and development as a percentage of sales, primarily the result of reimbursements totaling $13 million on a commercial transport program in 2011, along with the benefits associated with higher volume and sales mix changes toward higher margin business such as military aftermarket. Partially offsetting those positive contributions were increased contract loss reserves of $20 million. The higher loss reserves are on various commercial programs, including the 787 related to higher cost estimates of early production units and the G280 as a result of changes coming out of flight certification efforts. Our operating margin was higher in 2010 compared to 2009 as a result of lower research and development spending as a percentage of sales in 2010. In addition, during 2009, we incurred $5 million of restructuring charges and recorded $4 million of inventory and other charges on certain business jet programs.

The higher level of twelve-month backlog for Aircraft Controls at October 1, 2011 compared to October 2, 2010 reflects strong commercial aircraft orders. The higher level of twelve-month backlog at October 2, 2010 compared to October 3, 2009 reflects strong military aircraft orders.

2012 Outlook for Aircraft Controls - We expect sales in Aircraft Controls to increase 11% to $944 million in 2012. Military aircraft sales are expected to increase 6% to $528 million, primarily from the ramp up of production on the F-35. Commercial aircraft sales are expected to increase 19% to $373 million with increases in all product lines, including Boeing 787, Airbus, business jets and aftermarket. Navigation aids are expected to increase to $44 million. We expect our operating margin to be 11.0% in 2012, an improvement from 2011 in which we recorded significant loss reserves.

Space and Defense Controls

				2011 vs. 2010		2010 vs. 2009
(dollars in millions)	2011	2010	2009	$ Variance	% Variance	$ Variance	% Variance

Net sales	$356	$325	$275	$31	10%	$50	18%

Operating profit	$49	$36	$40	$13	36%	$(4)	(10%	)

Operating margin	13.8%	11.0%	14.6%

Backlog	$223	$213	$202	$10	5%	$11	5%

Net sales in Space and Defense Controls increased in 2011, primarily in two areas, security and surveillance and tactical missiles. Sales increased $21 million in security and surveillance, a result of our Pieper acquisition and stronger demand in government and industrial markets. Tactical missiles increased $19 million as a result of a large order for an aircraft stores management system and the replenishment of TOW and Hellfire missile inventory. Partially offsetting those increases was a $11 million decline in the satellite market, which experienced a record year in 2010 due to an unusually high number of GEO satellite orders last year.

Net sales in Space and Defense Controls increased in 2010 compared to 2009 as sales of tactical missiles increased $16 million, primarily related to replenishment requirements for both the Hellfire and TOW. Sales of launch vehicles increased $14 million, principally from the Taurus program, which the Administration considers commercial. Activity on the Driver’s Vision Enhancer (DVE) program increased sales by $14 million, offsetting declines in other defense controls programs. Our acquisitions of Pieper in 2010 and Videolarm midway through 2009 contributed $11 million of incremental sales in security and surveillance. Sales of satellite controls were also strong, increasing by $9 million. Sales in our NASA programs increased by $2 million, but were impacted by the uncertainty and delays by the Administration’s re-definition of the Constellation program.

Our operating margin increased significantly in 2011 as a result of the higher sales volume, in particular from a profit rate adjustment on the aircraft stores management system. Export approval for the aircraft stores management system was granted in 2011 which eliminated a significant program risk, thereby allowing us to adjust the profit rate. Our operating margin decreased in 2010 primarily related to a larger proportion of sales coming from lower margin cost-plus development work and $1 million of restructuring charges.

The higher level of twelve-month backlog for Space and Defense Controls at October 1, 2011 compared to October 2, 2010 reflects increased orders for satellites, launch vehicles and tactical missiles. The higher level of twelve-month backlog at October 2, 2010 compared to October 3, 2009 is primarily as a result of increased orders for the DVE program.

2012 Outlook for Space and Defense Controls - We expect sales in Space and Defense Controls to increase $18 million, or 5%, to $374 million in 2012. We expect sales increases in tactical missiles and development work for NASA, which will offset a decline on the DVE program. We expect our operating margin in 2012 to decrease to a more normal 11.7% compared to 2011, which was influenced by certain favorable program adjustments.

Industrial Systems

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
				2011 vs. 2010		2010 vs. 2009
(dollars in millions)	2011	2010	2009	$ Variance	% Variance	$ Variance	% Variance

Net sales	$629	$546	$455	$83	15%	$91	20%

Operating profit	$63	$48	$31	$15	31%	$17	55%

Operating margin	10.0%	8.8%	6.8%

Backlog	$284	$233	$196	$51	22%	$37	19%

Net sales in Industrial Systems for 2011 reflect increases in all of our major markets except for wind energy. The broad-based sales recovery reflects the strengthening of business in all of our geographic markets. Sales increased $21 million in motion simulation, $15 million in metal forming and presses and $9 million each in plastics making machinery and power generation and $7 million each in distribution and heavy industry. Offsetting those increases was a decrease in wind energy of $22 million, primarily due to the Chinese market, where large customers had built up inventory, allowing them to slow their orders.

Net sales in Industrial Systems increased in 2010, primarily a result of incremental sales from acquisitions, but we also began to see a recovery from the recession in our legacy markets in the latter half of the year. Acquisitions accounted for $82 million of increased sales, primarily in the wind energy market. Sales also increased $19 million in plastics making machinery. Those increases were offset by lower sales in other major markets such as motion simulation, which was down $12 million, and power generation, which was down $9 million.

Our operating margin for 2011 increased as a result of the higher sales volume in our legacy markets but was tempered by the decline in the wind energy market. Our operating margin for Industrial Systems increased in 2010 compared to 2009. This increase was the result of higher sales volume in 2010 and lower restructuring charges recorded in 2010 compared to 2009. Offsetting those increases was the impact of $7 million of equity earnings recorded in 2009 for LTi REEnergy before we acquired full ownership.

The higher level of twelve-month backlog for Industrial Systems at October 1, 2011 compared to October 2, 2010 is due primarily to increased demand in most of our major markets due to improving global economic conditions, especially in test equipment and power generation. The higher level of twelve-month backlog for Industrial Systems at October 2, 2010 compared to October 3, 2009 reflects the economic recovery in a variety of markets from the lower level as of October 3, 2009.

2012 Outlook for Industrial Systems - We expect sales in Industrial Systems to increase 8% to $680 million in 2012. We expect sales increases in our major markets, with the largest increases expected in the test equipment, motion simulators and power generation markets. We also expect sales to increase modestly in wind energy. We expect that our operating margin will increase to 10.5% in 2012 as a result of the higher sales volume.

Components

	00000000	00000000	00000000	00000000	00000000		00000000	00000000
				2011 vs. 2010			2010 vs. 2009
(dollars in millions)	2011	2010	2009	$ Variance	% Variance		$ Variance	% Variance

Net sales	$353	$360	$346	$(7)	(2%	)	$14	4%

Operating profit	$50	$60	$56	$(10)	(17%	)	$4	7%

Operating margin	14.3%	16.7%	16.1%

Backlog	$163	$153	$183	$10	7%		$(30)	(16%	)

Net sales in Components decreased in 2011 as sales shifted between markets. Sales increased $12 million in our industrial business with a recent acquisition contributing $6 million. Sales increased $11 million in the marine market, related to off shore oil exploration which is influenced by oil prices, and $9 million in medical equipment, primarily from sales to Respironics for sleep apnea equipment. Sales for space and defense controls declined $22 million, mostly a result of slowing demand for various military vehicles, including our completion of the upgrade program on the Bradley Fighting Vehicle, and a large fiber optic modem order on the Eurofighter we supplied in 2010 which did not repeat in 2011. Sales in the aircraft market declined $16 million, primarily in military aircraft, reflecting a general softness in 2011 and strong de-icing system sales on the Black Hawk helicopter program in 2010.

Net sales in Components increased in 2010 as aircraft sales increased $19 million, all on military programs. The largest increase within military aircraft was for de-icing systems on both the Black Hawk helicopter and V-22 tilt rotor aircraft. Industrial sales increased $9 million, primarily for slip rings for wind turbines. These increases were partially offset as marine sales decreased $12 million, mostly for equipment used on undersea robots.

Our operating margin decreased in 2011 compared to 2010 as a result of the sales volume decline, a less favorable product mix and a general shift to newer products with larger up-front costs. In addition, we recorded a $2 million write down in 2011 on a technology investment in data compression technology for use in CAT scan machines. Our operating margin increased in 2010 compared to 2009 as a result of the higher sales volume and the sales mix.

The higher level of twelve-month backlog at October 1, 2011 compared to October 2, 2010 relates to orders on the Guardian system. The lower level of twelve-month backlog at October 2, 2010 compared to October 3, 2009 primarily relates to slowing orders for space and defense controls and military aircraft programs.

2012 Outlook for Components - We expect sales in Components to increase by $19 million, or 5%, in 2012. We expect the sales growth will come in our industrial markets with half of that coming from our acquisition of Animatics, which we completed in the third quarter of 2011. We expect our operating margin in 2012 to be 15.0%, higher than in 2011 due to the technology investment write off in 2011.

Medical Devices

						2011 vs. 2010			2010 vs. 2009
(dollars in millions)	2011	2010		2009		$ Variance	% Variance		$ Variance	% Variance

Net sales	$142	$127		$111		$15	12%		$16	14%

Operating profit (loss)	-	$(4)		$(7)		$4	100%		$3	43%

Operating margin	0.2%	(3.2%	)	(6.7%	)

Backlog	$13	$15		$11		$(2)	(13%	)	$4	36%

Net sales in Medical Devices for 2011 compared to 2010 increased primarily from our strong sales in both administration sets and sensors and hand pieces, which increased $7 million and $5 million, respectively. Our sensors, which are used to detect air bubbles in pumping applications, benefitted from higher demand for one of our customer’s pumps due to a recall of certain large volume pumps in the hospital market. In addition, sales of our pumps increased $4 million. We introduced our new enteral pump in the international market, but that was partially offset by lower sales of our infusion pumps as we completed a voluntary software correction during 2011.

Net sales in Medical Devices increased in 2010 compared to 2009 from sales of administration sets which increased $7 million, or 17%, and acquisitions that contributed $4 million of incremental sales.

Our operating margin improved to break-even in 2011 as a result of several factors, including lower costs from having our Costa Rica facility fully operational, the higher sales volume and a more favorable product mix. Offsetting those improvements were warranty costs in 2011 in connection with the voluntary software correction. Our operating margin for Medical Devices was below break-even in 2010. We were negatively impacted by greater than expected start up costs for the production facility in Costa Rica, a high level of product development costs and the build-up of a direct sales force. Our operating margin was lower in 2009 compared to 2010 as a result of lower sales volume, excluding the impact of acquisitions, a shift in product mix and other costs incurred in 2010, which included $2 million of costs for a voluntary software modification for certain of our enteral feeding pumps and $1 million of first year purchase accounting adjustments for the Aitecs and Ethox acquisitions.

Unlike our other segments, twelve-month backlog for Medical Devices is not substantial relative to sales reflecting the shorter order-to-shipment cycle for this line of business.

2012 Outlook for Medical Devices - We expect sales in Medical Devices to increase $3 million, or 2%, to $145 million in 2012. We expect sales increases from new product offerings, including increases of $5 million in pumps, partially offset by a $2 million decline in administration sets to a more typical level. We expect our operating margin to improve to 3.4% in 2012 as a result a more favorable product mix and no longer having the costs from the 2011 voluntary infusion pump recall.

FINANCIAL CONDITION AND LIQUIDITY

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
				2011 vs. 2010		2010 vs. 2009
(dollars in millions)	2011	2010	2009	$ Variance	% Variance	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$196	$195	$118	$1	1%	$77	65%
Investing activities	(121)	(98)	(325)	(23)	(23%)	227	70%
Financing activities	(73)	(66)	201	(7)	(11%)	(267)	(133%)

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.

Operating activities

Net cash provided by operating activities was virtually unchanged in 2011 compared to 2010. Positive contributions in 2011 came from higher net earnings, increased customer advances and improved collections on receivables, most notably on Boeing 787. Offsetting those positive cash flows were greater use of cash for inventory requirements to fund the sales growth and a higher level of U.S. defined pension contributions. Net cash provided by operating activities increased in 2010, primarily due to increased earnings and non-cash expenses as well as a smaller increase in working capital requirements.

Investing activities

Net cash used by investing activities in 2011 includes $84 million for capital expenditures and $38 million for three acquisitions, two in Aircraft Controls and one in Components. Net cash used by investing activities in 2010 includes $66 million for capital expenditures and $30 million for four acquisitions, two in Space and Defense Controls and one each in Aircraft Controls and Industrial Systems. Net cash used by investing activities of $325 million in 2009 includes $261 million for the completion of eight acquisitions and $82 million for capital expenditures. Those amounts were partially offset by the redemption of $20 million of supplemental retirement plan investments that were used to purchase $21 million par value of our 6 1/4% and 7 1/4% senior subordinated notes.

We expect our 2012 capital expenditures to increase to approximately $105 million. This increase is a result of investments in major program initiatives and facility expansions.

Financing activities

Net cash used by financing activities in 2011 primarily reflects pay downs on our U.S. credit facility and $29 million used for our share repurchase program, under which we purchased the remaining 766,400 shares authorized by our Board of Directors in October 2008. Net cash used by financing activities in 2010 primarily reflects pay downs on our U.S. credit facility and the payment of a note issued for the LTi REEnergy acquisition. Net cash provided by financing activities in 2009 is primarily related to borrowings on our U.S. credit facility to fund most of the acquisitions and net proceeds of $75 million received from the sale of 2,675,000 shares of Class A common stock at $29.50 per share. Those amounts were partially offset by the redemption of $21 million par value of our senior subordinated notes, pay downs of $17 million on notes payable and $7 million used for our share repurchase program authorized in October 2008.

CAPITAL STRUCTURE AND RESOURCES

We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

On March 18, 2011, we amended our U.S. credit facility. Our new revolving credit facility, which matures on March 18, 2016, increased our borrowing capacity to $900 million. Previously, our credit facility consisted of a $750 million revolver which was to mature on March 14, 2013. The new revolving credit facility had an outstanding balance of $333 million at October 1, 2011. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 150 basis points at October 1, 2011. The credit facility is secured by substantially all of our U.S. assets.

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

We are required to obtain the consent of lenders of the U.S. credit facility before raising significant additional debt financing. In recent years, we have demonstrated our ability to secure consents to access debt markets. We have also been successful in accessing equity markets, from time to time. We believe that we will be able to obtain additional debt or equity financing as needed.

At October 1, 2011, we had $571 million of unused borrowing capacity, including $555 million from the U.S. credit facility after considering standby letters of credit.

Net debt to capitalization was 34% at October 1, 2011 and 37% at October 2, 2010. The decrease in net debt to capitalization is primarily due to debt reductions funded by our positive cash flow and net earnings.

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

Contractual Obligations and Commercial Commitments

Our significant contractual obligations and commercial commitments at October 1, 2011 are as follows:

(dollars in millions)	Payments due by period
Contractual Obligations	Total	2012	2013- 2014	2015- 2016	After 2016

Long-term debt	$716	$1	$3	$520	$192

Interest on long-term debt	133	26	52	31	24

Operating leases	97	20	29	17	31

Purchase obligations	653	436	189	6	22

Total contractual obligations	$1,599	$483	$273	$574	$269

In addition to the obligations in the table above, we have $8 million recorded for unrecognized tax benefits in current liabilities, which includes $1 million of related accrued interest. We are unable to determine if and when any of those amounts will be settled, nor can we estimate any potential changes to the unrecognized tax benefits.

Interest on long-term debt consists of payments on fixed-rate debt, primarily our senior subordinated notes.

Total contractual obligations exclude pension obligations. In 2012, we anticipate making contributions of $8 million to defined benefit pension plans.

(dollars in millions)	Commitments expiring by period
Other Commercial Commitments	Total	2012	2013- 2014	2015- 2016	After 2016

Standby letters of credit	$13	$8	$1	$2	$2

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

Aerospace and Defense

Approximately 60% of our 2011 sales were generated in aerospace and defense markets. The military aircraft market is dependent on military spending for development and production programs. Production programs are typically long-term in nature, offering predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the F-35 Joint Strike Fighter, F/A-18E/F Super Hornet and V-22 Osprey. The large installed base of our products leads to attractive aftermarket sales and service opportunities. Future defense spending may moderate in the coming years as the Administration balances U.S. military commitments and needs with domestic spending. We believe, however, that we’re well positioned on key strategic platforms that will not be severely impacted by any U.S. defense budget reductions.

Global demand for air travel generally follows economic growth and, therefore, the commercial OEM market has historically exhibited cyclical swings. The aftermarket is driven by usage of the existing aircraft fleet, the age of the installed fleet and is currently being impacted by fleet re-sizing programs for passenger and cargo aircraft. Changes in aircraft utilization rates affect the need for maintenance and spare parts and impact aftermarket sales. Boeing and Airbus have historically adjusted production in line with air traffic volume. Demand for our commercial aerospace products is in large part dependent on new aircraft production, which is increasing as modest global economic growth continues.

The military and government space market is primarily dependent on the authorized levels of funding for satellite communications. Government spending on military satellites has increased along with the military’s need for improved intelligence. The commercial space market is comprised of large satellite customers, traditionally telecommunications companies. Trends for this market, as well as for commercial launch vehicles, follow the telecommunications companies’ need for increased capacity and the satellite replacement lifecycle of 7-10 years. Our position on NASA programs is impacted by the Administration’s willingness to fund those programs. We believe that we’re well positioned to benefit from the Administration’s decision to replace the retired Space Shuttle.

The tactical missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. Our homeland security product line is dependent on government funding at federal and local levels, as well as private sector demand.

Industrial

Approximately 31% of our 2011 sales were generated in industrial markets. The industrial markets we serve are influenced by several factors, including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. As global economic conditions have modestly improved, we have seen a recovery in these markets. We experience challenges from the need to react to the demands of our customers, which are in large part sensitive to international and domestic economies. We currently see modest global growth across several of the markets in which we participate and are well positioned for increased demand in renewable energy markets.

Medical

Approximately 9% of our 2011 sales were generated in medical markets. The medical markets we serve are influenced by economic conditions, regulatory environments, hospital and outpatient clinic spending on equipment, population demographics, medical advances, patient demands and the need for precision control components and systems. Advances in medical technology and medical treatments have had the effect of extending the average life span, in turn resulting in greater need for medical services. These same technology and treatment advances also drive increased demand from the general population as a means to improve quality of life. Greater access to medical insurance, whether through government funded health care plans or private insurance, also increases the demand for medical services.

Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2011 sales were denominated in foreign currencies. During 2011, average foreign currency rates generally strengthened against the U.S. dollar compared to 2010. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $32 million compared to the same period one year ago. During 2010, average foreign currency rates generally strengthened against the U.S. dollar compared to 2009. The translation of the results of our foreign subsidiaries into U.S. dollars increased 2010 sales by $11 million compared to 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) - Improving Disclosures About Fair Value Measurements.” This amendment requires separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. This standard is effective for us beginning in the first quarter of 2012. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments also change certain fair value measurement principles and enhance the disclosure requirements, particularly for Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. We will adopt this standard during the second quarter of 2012. Other than requiring additional disclosures, the adoption of this amendment will not have a material impact on our consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The amendment eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The amendment requires all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment, which must be applied retrospectively, is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. On October 21, 2011, the FASB Board decided that certain presentation requirements concerning reclassification adjustments will be deferred. While the Board is considering the operational concerns about presentation requirements for reclassification adjustments, it stated that the deferral did not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Other than requiring a change in the format of our current financial statement presentation, the adoption of this amendment will not have a material impact on our consolidated financial statements.

See also Note 1 of the Consolidated Financial Statements at Item 8, Financial Statements and Supplementary Data of this report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of business, we are exposed to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and foreign currency forward contracts. We do not hold or issue financial instruments for trading purposes. In 2011, our derivative instruments consisted of interest rate swaps designated as cash flow hedges and foreign currency forwards.

At October 1, 2011, we had $291 million of borrowings subject to variable interest rates. During 2011, our average borrowings subject to variable interest rates were $286 million and, therefore, if interest rates had been one percentage point higher during 2011, our interest expense would have been $3 million higher. At October 1, 2011, we had $50 million notional amount of outstanding interest rate swaps, which mature in the first quarter of 2012. Based on the applicable margin, the interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.6% through their maturities in 2012, at which time the interest will revert back to a variable rate based on LIBOR.

We also enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and to reduce exposure on intercompany balances that are denominated in foreign currencies. We have foreign currency forwards with notional amounts of $181 million outstanding at October 1, 2011 that mature at various times through the first quarter of 2013.

Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the euro, British pound and Japanese yen. If average annual foreign exchange rates collectively weakened against the U.S. dollar by 10%, our pre-tax earnings in 2011 would have decreased by $11 million from foreign currency translation offset by a $11 million increase from changes in operating margins as a result of foreign currency transactions for products sourced outside of the U.S.

Item 8.         Financial Statements and Supplementary Data.

MOOG Inc.

Consolidated Statements of Earnings

	Fiscal Years Ended
(dollars in thousands, except per share data)	October 1, 2011	October 2, 2010	October 3, 2009

NET SALES	$2,330,680	$2,114,252	$1,848,918

COST OF SALES	1,651,203	1,501,641	1,311,618

GROSS PROFIT	679,477	612,611	537,300

Research and development	106,385	102,600	100,022

Selling, general and administrative	353,964	313,408	281,173

Restructuring	751	5,125	15,067

Interest	35,666	38,742	39,321

Other and equity in earnings of LTi	(1,074)	3,300	(8,844)

EARNINGS BEFORE INCOME TAXES	183,785	149,436	110,561

INCOME TAXES	47,764	41,342	25,516

NET EARNINGS	$136,021	$108,094	$85,045

NET EARNINGS PER SHARE

Basic	$2.99	$2.38	$2.00

Diluted	$2.95	$2.36	$1.98

AVERAGE COMMON SHARES OUTSTANDING

Basic	45,501,806	45,363,738	42,598,321

Diluted	46,047,422	45,709,020	42,906,495

See accompanying Notes to Consolidated Financial Statements.

MOOG Inc.

Consolidated Balance Sheets

(dollars in thousands, except per share data)	October 1, 2011	October 2, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,679	$112,421
Receivables	655,805	619,861
Inventories	502,373	460,857
Deferred income taxes	82,513	75,367
Prepaid expenses and other current assets	26,076	23,773

TOTAL CURRENT ASSETS	1,380,446	1,292,279
PROPERTY, PLANT AND EQUIPMENT, net	503,872	486,944
GOODWILL	735,021	704,816
INTANGIBLE ASSETS, net of accumulated amortization of $121,114 in 2011 and $92,326 in 2010	197,545	205,874
OTHER ASSETS	26,083	22,221

TOTAL ASSETS	$2,842,967	$2,712,134
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$9,283	$1,991
Current installments of long-term debt	1,407	5,405
Accounts payable	165,893	154,321
Accrued salaries, wages and commissions	122,200	103,628
Customer advances	97,331	74,703
Contract loss reserves	45,173	40,810
Other accrued liabilities	105,103	98,616

TOTAL CURRENT LIABILITIES	546,390	479,474
LONG-TERM DEBT, excluding current installments
Senior debt	336,161	378,707
Senior subordinated notes	378,596	378,613
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	331,050	281,830
DEFERRED INCOME TAXES	56,729	69,541
OTHER LONG-TERM LIABILITIES	2,150	3,013

TOTAL LIABILITIES	1,651,076	1,591,178

COMMITMENTS AND CONTINGENCIES (Note 18)	-	-
SHAREHOLDERS’ EQUITY
Common stock - par value $1.00
Class A - Authorized 100,000,000 shares	43,535	43,486
Issued 43,534,575, and outstanding 41,141,536 shares at October 1, 2011
Issued 43,485,417, and outstanding 41,263,782 shares at October 2, 2010
Class B - Authorized 20,000,000 shares. Convertible to Class A on a one-for-one basis	7,745	7,794
Issued 7,745,138, and outstanding 4,043,697 shares at October 1, 2011
Issued 7,794,296, and outstanding 4,113,823 shares at October 2, 2010
Additional paid-in capital	412,370	389,376
Retained earnings	1,016,754	880,733
Treasury shares	(74,479)	(47,724)
Stock Employee Compensation Trust	(13,090)	(13,381)
Accumulated other comprehensive loss	(200,944)	(139,328)

TOTAL SHAREHOLDERS’ EQUITY	1,191,891	1,120,956

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,842,967	$2,712,134

See accompanying Notes to Consolidated Financial Statements.

MOOG Inc.

Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
	October 1,	October 2,	October 3,
(dollars in thousands)	2011	2010	2009
COMMON STOCK
Beginning of year	$51,280	$51,280	$48,605
Sale of Class A Common Stock	-	-	2,675

End of year	51,280	51,280	51,280

ADDITIONAL PAID-IN CAPITAL
Beginning of year	389,376	381,099	311,159
Sale of Class A Common Stock, net of issuance costs	-	-	72,042
Issuance of treasury shares at more than cost	17,374	433	163
Equity-based compensation expense	6,952	5,445	5,682
Adjustment to market - SECT, and other	(1,332)	2,399	(7,947)

End of year	412,370	389,376	381,099

RETAINED EARNINGS
Beginning of year	880,733	772,639	688,585
Net earnings	136,021	108,094	85,045
Adjustment to adopt defined benefit pension plan standard, net of income taxes of $529	-	-	(991)

End of year	1,016,754	880,733	772,639

TREASURY SHARES AT COST
Beginning of year	(47,724)	(47,733)	(40,607)
Class A shares issued as consideration for purchase of Animatics	2,495	-	-
Class A shares issued related to options	828	543	261
Class A shares purchased	(30,078)	(534)	(7,387)

End of year	(74,479)	(47,724)	(47,733)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of year	(13,381)	(11,426)	(22,179)
Sale of SECT stock to RSP	2,852	1,732	5,593
Purchase of SECT stock	(3,992)	(1,296)	(2,832)
Adjustment to market - SECT	1,431	(2,391)	7,992

End of year	(13,090)	(13,381)	(11,426)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of year	(139,328)	(80,826)	8,847
Other comprehensive loss	(61,616)	(58,502)	(89,815)
Adjustment to adopt defined benefit pension plan standard, net of income taxes of $81 in 2009	-	-	142

End of year	(200,944)	(139,328)	(80,826)

TOTAL SHAREHOLDERS’ EQUITY	$1,191,891	$1,120,956	$1,065,033
COMPREHENSIVE INCOME (LOSS)
Net earnings	$136,021	$108,094	$85,045
Other comprehensive income (loss) :
Foreign currency translation adjustment	(9,515)	(858)	(1,073)
Retirement liability adjustment	(51,792)	(57,977)	(89,062)
Accumulated income (loss) on derivatives adjustment	(309)	333	320

COMPREHENSIVE INCOME (LOSS)	$74,405	$49,592	$(4,770)
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of year	(2,221,635)	(2,303,699)	(2,107,949)
Class A shares issued as consideration for purchase of Animatics	467,749	-	-
Shares issued related to options	155,262	101,825	48,938
Shares purchased	(794,415)	(19,761)	(244,688)

End of year	(2,393,039)	(2,221,635)	(2,303,699)

TREASURY SHARES - CLASS B COMMON STOCK
Beginning and end of year	(3,305,971)	(3,305,971)	(3,305,971)

SECT SHARES - CLASS B COMMON STOCK
Beginning of year	(374,502)	(398,552)	(507,420)
Sale of SECT stock to RSP	73,611	60,366	205,028
Purchase of SECT stock	(94,579)	(36,316)	(96,160)

End of year	(395,470)	(374,502)	(398,552)

See accompanying Notes to Consolidated Financial Statements.

MOOG Inc.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
	October 1,	October 2,	October 3,
(dollars in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$136,021	$108,094	$85,045
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	64,963	61,112	54,762
Amortization	31,364	30,104	21,622
Provisions for non-cash losses on contracts, inventories and receivables	71,993	54,204	43,166
Deferred income taxes	2,923	11,314	13,330
Equity-based compensation expense	6,952	5,445	5,682
Equity in earnings of LTi	-	-	(6,717)
Other	1,399	1,633	(5,210)
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(32,723)	(70,076)	25,576
Inventories	(56,382)	10,220	984
Other assets	(5,241)	1,074	(5,043)
Accounts payable and accrued liabilities	(23,152)	(7,295)	(79,236)
Other liabilities	(24,228)	(18,136)	(28,675)
Customer advances	22,301	7,563	(7,394)

NET CASH PROVIDED BY OPERATING ACTIVITIES	196,190	195,256	117,892

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(37,841)	(29,843)	(261,193)
Purchase of property, plant and equipment	(83,695)	(65,949)	(81,688)
Supplemental retirement plan investment redemption	-	-	19,981
Other	298	(2,285)	(1,843)

NET CASH USED BY INVESTING ACTIVITIES	(121,238)	(98,077)	(324,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (repayments) of notes payable	4,952	(15,830)	(16,996)
Proceeds from revolving lines of credit	676,930	543,319	1,173,249
Payments on revolving lines of credit	(714,452)	(591,505)	(1,003,659)
Payments on long-term debt, other than senior subordinated notes	(8,117)	(2,795)	(2,331)
Payments on senior subordinated notes	-	-	(19,981)
Proceeds from sale of Class A common stock, net of issuance costs	-	-	74,717
Proceeds from sale of treasury stock	1,912	976	424
Purchase of outstanding shares for treasury	(30,078)	(534)	(7,387)
Proceeds from sale of stock held by Stock Employee Compensation Trust	2,852	1,732	5,593
Purchase of stock held by Stock Employee Compensation Trust	(3,992)	(1,296)	(2,832)
Excess tax benefits from equity-based payment arrangements	135	6	43
Other financing transactions	(2,933)	-	-

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(72,791)	(65,927)	200,840

Effect of exchange rate changes on cash	(903)	(324)	690

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,258	30,928	(5,321)
Cash and cash equivalents at beginning of year	112,421	81,493	86,814

Cash and cash equivalents at end of year	$113,679	$112,421	$81,493

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$34,582	$37,492	$39,119
Income taxes, net of refunds	32,112	23,744	24,630
Non-cash investing and financing activities:
Treasury shares issued as consideration for acquisitions	$18,785	$-	$-
Unsecured notes issued as partial consideration for acquisitions	-	2,350	13,451
Equipment acquired through financing	-	-	138

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

Fiscal Year: Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 52 weeks for the year ended October 1, 2011, 52 weeks for the year ended October 2, 2010 and 53 weeks for the year ended October 3, 2009. While management believes this affects the comparability of financial statements presented, the impact has not been determined.

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

Percentage of completion method for contracts: Revenue representing 29% of 2011 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominantly used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are primarily with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.

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

Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for 2011, 2010 or 2009.

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

As units are delivered or services are performed: In 2011, 71% of our sales were recognized as units were delivered or as service obligations were satisfied. Revenue is recognized when the risks and rewards of ownership and title to the product are transferred to the customer. When engineering or similar services are performed, revenue is recognized upon completion of the obligation including any delivery of engineering drawings or technical data. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity. Profits are recorded as costs are relieved from inventory and charged to cost of sales and as revenue is recognized. Inventory costs include all product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations.

Shipping and Handling Costs: Shipping and handling costs are included in cost of sales.

Research and Development: Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation.

Bid and Proposal Costs: Bid and proposal costs are expensed as incurred and classified as selling, general and administrative expenses.

Equity-Based Compensation: Equity-based compensation expense is included in selling, general and administrative expenses.

Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2011	2010	2009

Basic weighted-average shares outstanding	45,501,806	45,363,738	42,598,321

Dilutive effect of equity-based awards	545,616	345,282	308,174

Diluted weighted-average shares outstanding	46,047,422	45,709,020	42,906,495

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

Goodwill: We test goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit is likely to be below its carrying amount. We first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test. There were no impairment charges recorded in 2011, 2010 or 2009.

Acquired Intangible Assets: Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives. There were no identifiable intangible assets with indefinite lives at October 1, 2011.

Impairment of Long-Lived Assets: Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows. There were no impairment charges recorded in 2011, 2010 or 2009.

Product Warranties: In the ordinary course of business, we warrant our products against defect in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2011	2010	2009

Warranty accrual at beginning of year	$14,856	$14,675	$10,015

Additions from acquisitions	120	213	4,436

Warranties issued during current year	11,426	6,729	7,456

Adjustments to pre-existing warranties	713	186	780

Reductions for settling warranties	(7,865)	(6,831)	(8,048)

Foreign currency translation	(3)	(116)	36

Warranty accrual at end of year	$19,247	$14,856	$14,675

Financial Instruments: Our financial instruments consist primarily of cash and cash equivalents, receivables, notes payable, accounts payable, long-term debt, interest rate swaps and foreign currency forwards. The carrying values for our financial instruments approximate fair value with the exception at times of long-term debt. See Note 7, Indebtedness, for fair value of long-term debt. We do not hold or issue financial instruments for trading purposes.

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

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (FASB) issued new standards on defined benefit pension plans as codified in Accounting Standards Codification (ASC) 715. This standard requires an entity to measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employers’ fiscal year. We adopted the measurement date provisions of this standard as of September 28, 2008, the effect of which reduced retained earnings by $991 and increased accumulated other comprehensive income by $142.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendment permits entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing relevant events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to follow the existing provisions of the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted the new guidance for our annual goodwill impairment test, which we tested in the fourth quarter. The adoption of this standard did not have a material impact on our consolidated financial statements.

Note 2 - Acquisitions

All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition. Under purchase accounting, we record assets and liabilities at fair value and such amounts are reflected in the respective captions on the balance sheet. All of the following acquisitions, with the exception of the 2011 military aftermarket business, resulted in goodwill being recorded as a result of the respective purchase price allocations.

In 2011, we completed three business combinations within two of our segments. We completed two business combinations within our Aircraft Controls segment, both of which are located in the U.S. We acquired Crossbow Technology Inc., based in California, for $31,999, net of cash acquired. Crossbow designs and manufactures acceleration sensors that are integrated into inertial navigation and guidance systems used in a variety of aerospace, defense and transportation applications. We also acquired a business that complements our military aftermarket business for $2,373 in cash. Combined sales of these acquisitions for the 2010 calendar year were approximately $19,000. We completed one business combination within our Components segment by acquiring Animatics Corporation, based in California. The purchase price, net of cash acquired, was $24,091, which includes 467,749 shares of Moog Class A common stock valued at $18,785 on the day of closing and $1,837 of debt assumed. Animatics supplies integrated servos, linear actuators and control electronics that are used in a variety of industrial, medical and defense applications and had approximately $15,000 of sales for the twelve months preceding the acquisition.

The purchase price allocations for the 2011 acquisitions are substantially complete. Allocations for the 2011 acquisitions are subject to subsequent adjustment as we obtain additional information for our estimates during the respective measurement periods.

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

Note 3 - Receivables

Receivables consist of:

	October 1, 2011	October 2, 2010

Accounts receivable	$338,381	$311,966

Long-term contract receivables:

Amounts billed	94,420	95,465

Unbilled recoverable costs and accrued profits	216,667	203,373

Total long-term contract receivables	311,087	298,838

Other	11,055	13,870

Total receivables	660,523	624,674

Less allowance for doubtful accounts	(4,718)	(4,813)

Receivables	$655,805	$619,861

Long-term contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts, commercial aircraft and satellite manufacturers. Amounts billed under long-term contracts to the U.S. Government were $12,237 at October 1, 2011 and $18,179 at October 2, 2010. Unbilled recoverable costs and accrued profits under long-term contracts to be billed to the U.S. Government were $6,861 at October 1, 2011 and $7,638 at October 2, 2010. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Approximately three-quarters of unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.

There are no material amounts of claims or unapproved change orders included in the balance sheet. Balances billed but not paid by customers under retainage provisions are not material.

Concentrations of credit risk on receivables are limited to those from significant customers who are believed to be financially sound. Receivables from Boeing were $117,072 at October 1, 2011 and $122,345 at October 2, 2010. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.

Note 4 - Inventories

Inventories, net of reserves, consist of:

	October 1, 2011	October 2, 2010

Raw materials and purchased parts	$197,347	$179,375

Work in progress	235,428	221,128

Finished goods	69,598	60,354

Inventories	$502,373	$460,857

Note 5 - Property, Plant and Equipment

Property, plant and equipment consists of:

	October 1, 2011	October 2, 2010

Land	$27,286	$26,779

Buildings and improvements	341,716	320,165

Machinery and equipment	648,021	597,916

Property, plant and equipment, at cost	1,017,023	944,860

Less accumulated depreciation and amortization	(513,151)	(457,916)

Property, plant and equipment	$503,872	$486,944

Assets under capital leases included in property, plant and equipment are summarized as follows:

	October 1, 2011	October 2, 2010

Assets under capital leases, at cost	$ 3,751	$3,925

Less accumulated amortization	(2,048)	(1,334)

Net assets under capital leases	$ 1,703	$2,591

Note 6 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Medical Devices	Total

Balance at September 27, 2008	$103,925	$81,790	$102,338	$160,717	$111,965	$560,735

Acquisitions	74,219	25,012	21,027	-	15,024	135,282

Foreign currency translation	2,550	-	790	(1,358)	460	2,442

Balance at October 3, 2009	180,694	106,802	124,155	159,359	127,449	698,459

Acquisitions	4,917	14,201	577	-	-	19,695

Adjustments to prior year acquisitions	(11,903)	-	-	-	(82)	(11,985)

Foreign currency translation	(201)	620	(2,612)	1,537	(697)	(1,353)

Balance at October 2, 2010	173,507	121,623	122,120	160,896	126,670	704,816

Acquisitions	22,464	-	-	12,404	-	34,868

Adjustments to prior year acquisitions	(903)	22	84	-	(138)	(935)

Foreign currency translation	(1,016)	(229)	(1,370)	(769)	(344)	(3,728)

Balance at October 1, 2011	$194,052	$121,416	$120,834	$172,531	$126,188	$735,021

Adjustments to prior year acquisitions in 2010 relate primarily to a business combination completed in the last week of 2009. We revised our estimates of the purchase price allocation based on obtaining additional information related to certain assets and liabilities acquired.

The components of acquired intangible assets are as follows:

		October 1, 2011		October 2, 2010
	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Customer-related	10	$159,861	$(64,420)	$148,722	$(49,781)

Program-related	18	64,887	(9,163)	63,796	(5,275)

Technology-related	9	61,276	(28,876)	54,743	(22,117)

Marketing-related	9	23,669	(13,828)	22,256	(11,548)

Contract-related	3	3,238	(2,156)	3,312	(1,104)

Artistic-related	10	25	(25)	25	(22)

Acquired intangible assets	11	$312,956	$(118,468)	$292,854	$(89,847)

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

Amortization of acquired intangible assets was $28,948 in 2011, $28,280 in 2010 and $19,734 in 2009. Based on acquired intangible assets recorded at October 1, 2011, amortization is estimated to be $29,747 in 2012, $25,794 in 2013, $23,492 in 2014, $20,694 in 2015 and $18,766 in 2016.

Note 7 - Indebtedness

Long-term debt consists of:

	000000000000	000000000000

	October 1, 2011	October 2, 2010

U.S. revolving credit facility	$332,874	$371,179

Other revolving credit facilities and term loans	4,115	11,914

Obligations under capital leases	579	1,019

Senior debt	337,568	384,112

6 1/4% senior subordinated notes	187,021	187,038

7 1/4% senior subordinated notes	191,575	191,575

Total long-term debt	716,164	762,725

Less current installments	(1,407)	(5,405)

Long-term debt	$714,757	$757,320

On March 18, 2011, we amended our U.S. revolving credit facility. Our new revolving credit facility, which matures on March 18, 2016, increased our borrowing capacity to $900,000. Previously our credit facility consisted of a $750,000 revolver, which matured on March 14, 2013. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage and capital expenditures. We are in compliance with all covenants. Interest on the majority of the outstanding credit facility borrowings is 1.9% and is based on LIBOR plus the applicable margin, which was 150 basis points at October 1, 2011. Interest on the remaining outstanding credit facility borrowings is 3.8% and is based on prime plus the applicable margin, which was 75 basis points at October 1, 2011.

In addition to our U.S. revolving credit facility, we maintain short-term credit facilities with banks throughout the world. These credit facilities are principally demand lines subject to revision by the banks. At October 1, 2011, we had $570,667 of unused borrowing capacity, including $554,533 from the U.S. credit facility. Commitment fees are charged on some of these arrangements and on the U.S. credit facility based on a percentage of the unused amounts available and are not material.

Other revolving credit facilities and term loans at October 1, 2011 consist of financing provided by various banks and lenders to certain subsidiaries. These loans are being repaid through 2013 and carry interest rates ranging from 2.0% to 5.6%.

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

Maturities of long-term debt are $1,407 in 2012, $3,286 in 2013, $0 in 2014, $187,021 in 2015, $332,874 in 2016 and $191,576 thereafter.

At October 1, 2011, we had pledged assets with a net book value of $1,370,074 as security for long-term debt.

Our only financial instrument for which the carrying value at times differs from its fair value is long-term debt. At October 1, 2011, the fair value of long-term debt was $720,453 compared to its carrying value of $716,164. The fair value of long-term debt was estimated based on quoted market prices.

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

Derivatives designated as hedging instruments

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At October 1, 2011, we had interest rate swaps with notional amounts totaling $50,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.6%, including the applicable margin of 150 basis points as of October 1, 2011. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps in 2012.

We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $14,174 at October 1, 2011. These contracts mature at various times through the first quarter of 2013.

These interest rate swaps and foreign currency forwards are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2011, 2010 or 2009.

Activity in Accumulated Other Comprehensive Income (Loss) (AOCI) related to these derivatives is summarized below:

	000000000000	000000000000

	October 1, 2011	October 2, 2010

Balance at beginning of period	$144	$(189)

Net deferral in AOCI of derivatives:

Net (decrease) increase in fair value of derivatives	(122)	193

Tax effect	34	(82)

	(88)	111

Net reclassification from AOCI into earnings:

Reclassification from AOCI into earnings	(346)	292

Tax effect	125	(70)

	(221)	222

Balance at end of period	$(165)	$144

Activity and classification of derivatives are as follows:

	00000000	00000000	00000000
	Statement of earnings classification	Net deferral in AOCI of derivatives (effective portion)
		2011	2010

Interest rate swaps	Interest expense	$(83)	$(768)

Foreign currency forwards	Cost of sales	(39)	961

Net gain (loss)		$(122)	$193

	00000000	00000000	00000000
	Statement of earnings classification	Net reclassification from AOCI into earnings (effective portion)
		2011	2010

Interest rate swaps	Interest expense	$(423)	$(615)

Foreign currency forwards	Cost of sales	769	323

Net gain (loss)		$346	$(292)

Derivatives not designated as hedging instruments

We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of $167,285 at October 1, 2011. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded a net loss of $3,994 in 2011 and a net gain of $310 in 2010 on the foreign currency forwards. These gains and losses are included in other income or expense and generally offset the gains and losses from the foreign currency adjustments on the intercompany balances.

Summary of derivatives

The fair value and classification of derivatives is summarized as follows:

	00000000	00000000	00000000
		October 1, 2011	October 2, 2010

Derivatives designated as hedging instruments:

Foreign currency forwards	Other current assets	$25	$498

Foreign currency forwards	Other assets	-	92

		$25	$590

Foreign currency forwards	Other accrued liabilities	$143	$-

Foreign currency forwards	Other long-term liabilities	81	-

Interest rate swaps	Other accrued liabilities	102	381

Interest rate swaps	Other long-term liabilities	-	63

		$326	$444

Derivatives not designated as hedging instruments:

Foreign currency forwards	Other current assets	$1,524	$3,101

Foreign currency forwards	Other assets	-	74

		$1,524	$3,175

Foreign currency forwards	Other accrued liabilities	$2,640	$2,346

Foreign currency forwards	Other long-term liabilities	-	61

		$2,640	$2,407

Note 9 – Fair Value

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of October 1, 2011:

	00000000	00000000	00000000	00000000	00000000
	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards	Other current assets	$-	$1,549	$-	$1,549

		$-	$1,549	$-	$1,549

Foreign currency forwards	Other accrued liabilities	$-	$2,783	$-	$2,783

Foreign currency forwards	Other long-term liabilities	-	81	-	81

Interest rate swaps	Other accrued liabilities	-	102	-	102

Acquisition contingent consideration	Other accrued liabilities	-	-	760	760

Acquisition contingent consideration	Other long-term liabilities	-	-	1,230	1,230

		$-	$2,966	$1,990	$4,956

The following is a roll forward of financial liabilities classified as Level 3 within the fair value hierarchy.

	00000000	00000000
	2011	2010

Balance at beginning of year	$3,112	$-

Additions from acquisitions	-	3,000

Increase in discounted future cash flows recorded as interest expense	483	112

Decrease in earn out provisions recorded as other income	(1,585)	-

Settlements paid in cash	(20)	-

Balance at end of year	$1,990	$3,112

Note 10 - Restructuring

In 2009, we initiated restructuring plans to better align our cost structure with lower sales activity associated with the global recession. The restructuring actions taken are largely complete and have resulted in workforce reductions, primarily in the U.S., the Philippines and Europe.

Restructuring expense by segment is as follows:

	0000000000	0000000000	0000000000
	2011	2010	2009

Aircraft Controls	$(182)	$2,423	$4,940

Space and Defense Controls	38	1,106	59

Industrial Systems	518	717	9,695

Components	38	512	84

Medical Devices	339	367	289

Total	$751	$5,125	$15,067

Included above is $339 of expense initiated in the third quarter of 2011 associated with a restructuring of our Medical Devices segment in the U.S.

Restructuring activity is as follows:

	0000000000	0000000000
	2011	2010

Balance at beginning of period	$3,389	$14,332

Charged to expense	751	5,125

Cash payments	(3,860)	(14,855)

Reserves for acquired businesses	-	(791)

Foreign currency translation	3	(422)

Balance at end of period	$283	$3,389

Included above are $326 of cash payments and an ending accrual of $13 for the 2011 Medical Devices restructuring plan.

Note 11 - Employee Benefit Plans

We maintain multiple employee benefit plans, covering employees at certain locations.

Our qualified U.S. defined benefit pension plan is not open to new entrants. New employees are not eligible to participate in the pension plan. Instead, we make contributions for those employees to an employee-directed investment fund in the Moog Inc. Retirement Savings Plan (RSP). The Company’s contributions are based on a percentage of the employee’s eligible compensation and age. These contributions are in addition to the employer match on voluntary employee contributions.

The RSP includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the RSP can acquire our stock at market value. We match 25% of the first 2% of eligible compensation contributed to any investment selection. Shares are allocated and compensation expense is recognized as the employer share match is earned. At October 1, 2011, the participants in the RSP owned 795,733 Class A shares and 1,962,425 Class B shares.

The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans are as follows:

	000000000000	000000000000	000000000000	000000000000
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010

Change in projected benefit obligation:

Projected benefit obligation at prior year measurement date	$556,010	$459,853	$141,022	$108,623

Service cost	22,566	18,718	4,804	3,139

Interest cost	28,683	27,067	6,260	5,868

Contributions by plan participants	-	-	873	724

Actuarial losses (gains)	45,358	65,897	(14,825)	27,802

Foreign currency exchange impact	-	-	(1,601)	(1,674)

Benefits paid from plan assets	(15,777)	(14,699)	(2,020)	(1,179)

Benefits paid by Moog	(905)	(826)	(2,530)	(2,312)

Other	(137)	-	(69)	31

Projected benefit obligation at measurement date	$635,798	$556,010	$131,914	$141,022

Change in plan assets:

Fair value of assets at prior year measurement date	$369,090	$314,341	$72,419	$62,143

Actual return on plan assets	(23,987)	29,448	(6,950)	6,937

Employer contributions	61,004	40,826	7,356	3,747

Contributions by plan participants	-	-	873	3,035

Benefits paid	(16,682)	(15,525)	(4,550)	(3,490)

Foreign currency exchange impact	-	-	(88)	107

Other	(139)	-	(69)	(60)

Fair value of assets at measurement date	$389,286	$369,090	$68,991	$72,419

Funded status and amount recognized in assets and liabilities	$(246,512)	$(186,920)	$(62,923)	$(68,603)

Amount recognized in assets and liabilities:

Other assets - non-current	$-	$-	$372	$-

Accrued and long-term pension liabilities	(246,512)	(186,920)	(63,295)	(68,603)

Amount recognized in assets and liabilities	$(246,512)	$(186,920)	$(62,923)	$(68,603)

Amount recognized in accumulated other comprehensive loss, before taxes:

Prior service cost (credit)	$52	$61	$(380)	$(400)

Actuarial losses	350,556	253,431	21,547	27,060

Amount recognized in accumulated other comprehensive loss, before taxes	$350,608	$253,492	$21,167	$26,660

Our stock included in U.S. plan assets consisted of 149,022 shares of Class A common stock and 1,001,034 shares of Class B common stock. Our funding policy is to contribute at least the amount required by law in the respective countries.

The total accumulated benefit obligation as of the measurement date for all defined benefit pension plans was $692,601 in 2011 and $620,036 in 2010. At the measurement date in 2011, our plans had fair values of plan assets totaling $458,278. At the measurement date in 2011, two of our plans had fair values of plan assets totaling $17,856, which exceeded their accumulated benefit obligations of $13,746. The following table provides aggregate information for the other pension plans, which have projected benefit obligations or accumulated benefit obligations in excess of plan assets:

	0000000000000	0000000000000
	October 1, 2011	October 2, 2010

Projected benefit obligation	$748,495	$661,120

Accumulated benefit obligation	678,855	592,993

Fair value of plan assets	440,422	408,732

Weighted-average assumptions used to determine benefit obligations as of the measurement dates and weighted-average assumptions used to determine net periodic benefit cost are as follows:

	0000000	0000000	0000000	0000000	0000000	0000000
	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009

Assumptions for net periodic benefit cost:

Discount rate	5.2%	6.0%	7.3%	4.6%	5.8%	6.0%

Return on assets	8.9%	8.9%	8.9%	5.1%	6.0%	6.5%

Rate of compensation increase	3.8%	4.1%	5.3%	3.1%	3.3%	3.5%

Assumptions for benefit obligations:

Discount rate	4.7%	5.2%	6.0%	4.7%	4.6%	5.8%

Rate of compensation increase	3.8%	3.8%	4.1%	3.0%	2.6%	3.3%

Pension plan investment policies and strategies are developed on a plan specific basis, which varies by country. At October 1, 2011, the U.S. plans represented 85% of consolidated pension assets, while the non-U.S. plans represented 15% of consolidated pension assets, the largest concentration being in the U.K. (6%). The overall objective for the long-term expected return on both domestic and international plan assets is to earn a rate of return over time to meet anticipated benefit payments in accordance with plan provisions. The long-term investment objective of both the domestic and international retirement plans is to maintain the economic value of plan assets and future contributions by producing positive rates of investment return after subtracting inflation, benefit payments and expenses. Each of the plan’s strategic asset allocations is based on this long-term perspective and short-term fluctuations are viewed with appropriate perspective.

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

In determining our U.S. pension expense for 2011, we assumed an average rate of return on U.S. pension assets of approximately 8.9% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return assumed an average of 80% in equity securities and 20% in fixed income securities. In determining our non-U.S. pension expense for 2011, we assumed an average rate of return on non-U.S. pension assets of approximately 5.1% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return assumed an average asset allocation of 40% in equity securities and 60% in fixed income securities.

The weighted average asset allocations by asset category for the pension plans as of October 1, 2011 and October 2, 2010 are as follows:

	U.S. Plans			Non-U.S. Plans
	Target	2011 Actual	2010 Actual	Target	2011 Actual	2010 Actual

Asset category:

Equity	50%-85%	74%	76%	40%-60%	43%	43%

Debt	15%-30%	14%	16%	40%-60%	55%	54%

Real estate and other	0%-20%	12%	8%	0%-10%	2%	3%

The following tables present the consolidated plan assets using the fair value hierarchy, which is described in Note 9 – Fair Value, as of October 1, 2011 and October 2, 2010.

	00000000000000	00000000000000	00000000000000	00000000000000
U.S. Plans, October 1, 2011	Level 1	Level 2	Level 3	Total

Shares of registered investment companies:

Large growth stocks	$60,550	$-	$-	$60,550

International equity	44,827	-	-	44,827

Emerging markets	16,195	-	-	16,195

Common stock:

International equity	29,886	-	-	29,886

Large value stocks	18,202	-	-	18,202

Large core stocks	15,897	-	-	15,897

Large growth stocks	15,835	-	-	15,835

Other	9,947	-	-	9,947

Fixed income funds:

Intermediate-term core fixed income	56,345	-	-	56,345

Employer securities	37,995	-	-	37,995

Interest in common collective trust	-	27,446	-	27,446

Money market funds	-	45,971	-	45,971

Cash and cash equivalents	1,557	-	-	1,557

Limited partnerships	-	-	8,633	8,633

Fair value	$307,236	$73,417	$8,633	$389,286

	00000000000000	00000000000000	00000000000000	00000000000000
Non-U.S. Plans, October 1, 2011	Level 1	Level 2	Level 3	Total

Shares of registered investment companies	$-	$27,929	$-	$27,929

Domestic equity	2,728	222	-	2,950

International equity	7,705	-	-	7,705

Fixed income funds	1,567	12,210	-	13,777

Cash and cash equivalents	4,762	-	-	4,762

Insurance contracts and other	-	490	11,378	11,868

Fair value	$16,762	$40,851	$11,378	$68,991

82

	000000000000000	000000000000000	000000000000000	000000000000000
U.S. Plans, October 2, 2010	Level 1	Level 2	Level 3	Total

Shares of registered investment companies:

International equity	$48,483	$-	$-	$48,483

Large growth stocks	39,170	-	-	39,170

Emerging markets	20,599	-	-	20,599

Common stock:

International equity	33,166	-	-	33,166

Large value stocks	19,572	-	-	19,572

Large core stocks	19,752	-	-	19,752

Large growth stocks	7,198	-	-	7,198

Other	11,568	-	-	11,568

Fixed income funds:

Intermediate-term core fixed income	58,384	-	-	58,384

Employer securities	41,329	-	-	41,329

Interest in common collective trust	-	25,884	-	25,884

Money market funds	35,843	-	-	35,843

Cash and cash equivalents	1,964	278	-	2,242

Limited partnerships	-	-	5,900	5,900

Fair value	$337,028	$26,162	$5,900	$369,090

Non-U.S. Plans, October 2, 2010	Level 1	Level 2	Level 3	Total

Shares of registered investment companies	$-	$21,420	$-	$21,420

Domestic equity	2,573	305	-	2,878

International equity	7,740	-	-	7,740

Fixed income funds	-	19,836	-	19,836

Cash and cash equivalents	3,900	-	-	3,900

Insurance contracts and other	-	435	16,210	16,645

Fair value	$14,213	$41,996	$16,210	$72,419

The following is a roll forward of the consolidated plan assets classified as Level 3 within the fair value hierarchy:

		U.S. Plans	Non-U.S. Plans	Total

Balance at October 3, 2009		$2,076	$11,408	$13,484

Return on assets		367	3,323	3,690

Purchases, sales, issuances and settlements, net		3,457	1,479	4,936

Balance at October 2, 2010		5,900	16,210	22,110

Return on assets		(507)	(6,197)	(6,704)

Purchases, sales, issuances and settlements, net		3,240	1,365	4,605

Balance at October 1, 2011		$8,633	$11,378	$20,011

The valuation methodologies used for pension plan assets measured at fair value have not changed between October 1, 2011 and October 2, 2010. Cash and cash equivalents consist of direct cash holdings and institutional short-term investment vehicles. Direct cash holdings are valued at cost, which approximates fair value. Institutional short-term investment vehicles are valued daily. Investments in U.S. treasury obligations are valued by a pricing service based upon closing market prices at year end. Shares of registered investment companies are valued at net asset value of shares held by the plan at year end. Common stocks traded on national exchanges are valued at the last reported sales price. Investments denominated in foreign currencies are translated into U.S. dollars using the last reported exchange rate. Fixed income funds, which primarily consist of corporate and government bonds, are valued using methods, such as dealer quotes, available trade information, spreads, bids and offers provided by a pricing vendor. Investments in limited partnerships are valued based on the net asset value of our share in the fair value of the investments at year end. Common collective trust funds consist of pools of investments used by institutional investors to obtain exposure to equity and fixed income markets. Common collective trust funds held by us invest primarily in investment grade, U.S. denominated fixed income securities. The common collective trusts have no unfunded commitments at October 1, 2011, and there are no significant restrictions on redemptions. Shares held in common collective trust funds are reported at the net unit value of units held by the trust at year end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned. Investments in insurance contracts are valued at contract value, which is the fair value of the underlying investment of the insurance company. Securities or other assets for which market quotations are not readily available or for which market quotations do not represent the value at the time of pricing (including certain illiquid securities) are fair valued in accordance with procedures established under the supervision and responsibility of the Custodian of that investment.

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

Pension expense for all plans, including costs for various defined contribution plans, was as follows:

	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009

Service cost	$22,566	$18,718	$13,977	$4,804	$3,139	$3,485

Interest cost	28,683	27,067	25,529	6,260	5,868	5,747

Expected return on plan assets	(39,089)	(35,344)	(31,924)	(3,900)	(3,605)	(3,480)

Amortization of prior service cost (credit)	9	203	295	(60)	(54)	(44)

Amortization of actuarial loss	11,292	4,949	844	1,546	521	466

Settlement loss	16	-	-	275	91	283

Curtailment loss	-	-	-	-	-	53

Pension expense for defined benefit plans	23,477	15,593	8,721	8,925	5,960	6,510

Pension expense for defined contribution plans	7,674	6,571	6,417	4,765	6,053	1,915

Total pension expense	$31,151	$22,164	$15,138	$13,690	$12,013	$8,425

The estimated net prior service (credit) and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for pension plans in 2012 are ($54) and $16,470, respectively.

Benefits expected to be paid to the participants of the plans are:

	U.S. Plans	Non-U.S. Plans

2012	$19,403	$3,995

2013	22,899	4,338

2014	24,889	4,655

2015	26,679	6,089

2016	28,587	6,126

Five years thereafter	184,023	36,372

We presently anticipate contributing approximately $950 to the U.S. plans and $7,500 to the non-U.S. plans in 2012.

We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The transition obligation is being expensed over 20 years through 2013. The changes in the accumulated benefit obligation of this unfunded plan for 2011 and 2010 are shown in the following table:

	October 1, 2011	October 2, 2010

Change in Accumulated Postretirement Benefit Obligation (APBO):

APBO at prior year measurement date	$23,860	$25,077

Service cost	491	571

Interest cost	1,103	1,345

Contributions by plan participants	1,453	1,360

Benefits paid	(2,460)	(2,680)

Actuarial gains	(6,521)	(1,953)

Retiree drug subsidy receipts	99	140

APBO at measurement date	$18,025	$23,860

Funded status	$(18,025)	$(23,860)

Accrued postretirement benefit liability	$18,025	$23,860

Amount recognized in accumulated other comprehensive loss, before taxes:

Transition obligation	$756	$1,150

Actuarial losses	52	7,151

Amount recognized in accumulated other comprehensive loss, before taxes	$808	$8,301

The cost of the postretirement benefit plan is as follows:

	00000000000	00000000000	00000000000
	2011	2010	2009

Service cost	$491	$571	$417

Interest cost	1,103	1,345	1,366

Amortization of transition obligation	394	394	394

Amortization of prior service cost	-	215	267

Amortization of actuarial loss	579	842	385

Net periodic postretirement benefit cost	$2,567	$3,367	$2,829

The estimated transition obligation and actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost in 2012 are $394 and $0, respectively.

As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 4.5% in 2011, 4.8% in 2010, 5.5% in 2009. As of the measurement date, the assumed discount rate used in the accounting for the net periodic postretirement benefit cost was 4.8% in 2011, 5.5% in 2010, 7.0% in 2009.

For measurement purposes, an 7.8%, 6.9% and 8.4% annual per capita rate of increase of medical and drug costs before age 65, medical costs after age 65 and drug costs after age 65, respectively, were assumed for 2012, all gradually decreasing to 4.5% for 2028 and years thereafter. A one percentage point increase in this rate would increase our accumulated postretirement benefit obligation as of the measurement date in 2011 by $814, while a one percentage point decrease in this rate would decrease our accumulated postretirement benefit obligation by $748. A one percentage point increase or decrease in this rate would not have a material effect on the total service cost and interest cost components of the net periodic postretirement benefit cost.

Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $32,025, $21,100, and $8,500 in 2011, 2010, and 2009, respectively.

Note 12 - Income Taxes

The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	000000000000	000000000000	000000000000
	2011	2010	2009

Earnings before income taxes:

Domestic	$89,409	$82,654	$57,320

Foreign	96,801	66,955	51,640

Eliminations	(2,425)	(173)	1,601

Total	$183,785	$149,436	$110,561

Computed expected tax expense	$64,325	$52,303	$38,696

Increase (decrease) in income taxes resulting from:

Foreign and R&D tax credits	(7,578)	(3,185)	(9,510)

Foreign tax rates	(6,704)	(9,711)	(6,301)

Export and manufacturing incentives	(1,680)	(840)	(1,190)

State taxes, net of federal benefit	2,396	2,274	1,989

Change in valuation allowance for deferred taxes	(3,100)	634	1,630

Change in enacted tax rates	(277)	-	-

Other	382	(133)	202

Income taxes	$47,764	$41,342	$25,516

Effective income tax rate	26.0%	27.7%	23.1%

At October 1, 2011, various subsidiaries had tax benefit carryforwards totaling $35,681. These tax benefit carryforwards generally do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries. The change in the valuation allowance relates to tax benefit carryforwards reflecting recent and projected financial performance, tax planning strategies and statutory tax carryforward periods.

No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($518,486 at October 1, 2011) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the U.S.

The components of income taxes are as follows:

	000000000000	000000000000	000000000000
	2011	2010	2009

Current:

Federal	$14,307	$10,642	$(3,496)

Foreign	27,746	17,362	13,464

State	2,788	2,024	2,218

Total current	44,841	30,028	12,186

Deferred:

Federal	7,449	12,744	14,487

Foreign	(5,424)	(2,905)	(1,999)

State	898	1,475	842

Total deferred	2,923	11,314	13,330

Income taxes	$47,764	$41,342	$25,516

Realization of deferred tax assets is dependent, in part, upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making its assessment of the recoverability of deferred tax assets.

The tax effects of temporary differences that generated deferred tax assets and liabilities are detailed in the following table.

	000000000000	000000000000

	October 1,	October 2,

	2011	2010

Deferred tax assets:

Benefit accruals	$188,473	$150,346

Inventory reserves	29,449	26,552

Contract loss reserves not currently deductible	14,231	11,914

Tax benefit carryforwards	11,789	13,796

Other accrued expenses	13,303	10,204

Total gross deferred tax assets	257,245	212,812

Less valuation allowance	(4,106)	(7,352)

Total net deferred tax assets	253,139	205,460

Deferred tax liabilities:

Differences in bases and depreciation of property, plant and equipment	166,039	147,363

Pension	50,061	42,986

Foreign currency	1,492	1,697

Other	-	49

Total gross deferred tax liabilities	217,592	192,095

Net deferred tax assets	$35,547	$13,365

Net deferred tax assets and liabilities are included in the balance sheet as follows:

	000000000000	000000000000

	October 1,	October 2,

	2011	2010

Current assets	$82,513	$75,367

Other assets	10,826	9,739

Other accrued liabilities	(1,063)	(2,200)

Long-term liabilities	(56,729)	(69,541)

Net deferred tax assets	$35,547	$13,365

We have unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	000000000000	000000000000

	October 1,	October 2,

	2011	2010

Balance at beginning of year	$9,836	$10,161

Increases (decreases) as a result of tax positions for prior years	(41)	732

Increases as a result of tax positions for current year	160	78

Reductions as a result of lapse of statue of limitations	(1,527)	(1,135)

Settlement of tax positions	(1,732)	-

Balance at end of year	$6,696	$9,836

We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. The statute of limitations in several jurisdictions will expire in the next twelve months and we have unrecognized tax benefits of $2,622, which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.

We accrue interest and penalties related to unrecognized tax benefits to income tax expense for all periods presented. At October 2, 2010, we had accrued interest and penalties of $1,507. We expensed an additional $585 of interest for 2011 and had $1,634 of accrued interest and penalties at October 1, 2011.

Note 13 - Shareholders’ Equity

Class A and Class B common stock share equally in our earnings and are identical with certain exceptions. Other than on matters relating to the election of directors or as required by law where the holders of Class A and Class B shares vote as separate classes, Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 49,158 in 2011, 14,044 in 2010, and 2,850 in 2009.

Class A shares reserved for issuance at October 1, 2011 are as follows:

Shares

Conversion of Class B to Class A shares	7,745,138

2008 Stock Appreciation Rights Plan	1,985,499

2003 Stock Option Plan	1,151,704

1998 Stock Option Plan	306,161

Class A shares reserved for issuance	11,188,502

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

Note 14 – Equity-Based Compensation

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

The fair value of equity-based awards granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following table provides the range of assumptions used to value equity-based awards and the weighted-average fair value of the awards granted.

	2011	2010	2009

Expected volatility	39% - 49%	37% - 46%	34% - 35%

Risk-free rate	.8% - 2.0%	1.1% - 2.8%	1.8% - 3.6%

Expected dividends	0%	0%	0%

Expected term	3-7 years	3-7 years	3-7 years

Weighted-average fair value of SARs granted	$ 15.25	$ 10.92	$ 13.78

To determine expected volatility, we generally use historical volatility based on weekly closing prices of our Class A common stock over periods that correlate with the expected terms of the awards granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate term of the awards granted. Expected dividends are based on our history and expectation of dividend payouts. The expected term of equity-based awards is based on vesting schedules, expected exercise patterns and contractual terms.

The 2008 Stock Appreciation Rights Plan (2008 Plan) authorizes the issuance of 2,000,000 SARs, which represent the right to receive shares of Class A common stock. The exercise price of the SARs, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. The number of shares received upon exercise of a SAR is equal in value to the difference between the fair market value of the Class A common stock on the exercise date and the exercise price of the SAR. The term of a SAR may not exceed ten years from the grant date.

The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A common stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A common stock. Under the terms of the plans, options may be either incentive or non-qualified. Options issued as of October 1, 2011 consisted of both incentive options and non-qualified options. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. Options become exercisable over periods not exceeding ten years.

Options and SARs are as follows:

		Weighted-	Weighted-
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic
1998 Stock Option Plan	Options	Price	Contractual Life	Value

Outstanding at September 27, 2008	588,181	$11.97

Exercised in 2009	(48,937)	8.67

Outstanding at October 3, 2009	539,244	12.27

Exercised in 2010	(89,760)	7.69

Outstanding at October 2, 2010	449,484	13.19

Exercised in 2011	(143,323)	11.84

Outstanding at October 1, 2011	306,161	$13.81	1.2 years	$5,758

Exercisable at October 1, 2011	290,597	$13.49	1.1 years	$5,558

		Weighted-	Weighted-
		Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic
2003 Stock Option Plan	Options	Price	Contractual Life	Value

Outstanding at September 27, 2008	1,171,892	$32.73

Forfeited in 2009	(22,500)	28.01

Outstanding at October 3, 2009	1,149,392	32.82

Exercised in 2010	(12,065)	23.75

Forfeited in 2010	(1,538)	42.45

Outstanding at October 2, 2010	1,135,789	32.90

Exercised in 2011	(10,065)	24.31

Outstanding at October 1, 2011	1,125,724	$32.98	4.8 years	$3,166

Exercisable at October 1, 2011	847,121	$33.99	4.6 years	$2,101

Total Stock Option Plans

Outstanding at October 1, 2011	1,431,885	$28.88

Exercisable at October 1, 2011	1,137,718	$28.75

91

	0000000000000	0000000000000	0000000000000	0000000000000
2008 Stock Appreciation Rights Plan	SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at September 27, 2008	108,000	$43.42

Granted in 20009	384,500	35.12

Forfeited in 2009	(4,000)	43.42

Outstanding at October 3, 2009	488,500	36.89

Granted in 2010	288,375	26.66

Forfeited in 2010	(13,666)	38.12

Outstanding at October 2, 2010	763,209	33.00

Granted in 2011	385,000	36.86

Exercised in 2011	(14,501)	32.79

Forfeited in 2011	(17,000)	37.74

Outstanding at October 1, 2011	1,116,708	$34.26	7.8 years	$1,659

Exercisable at October 1, 2011	451,720	$34.71	6.6 years	$646

The aggregate intrinsic value in the preceding tables represent the total pre-tax intrinsic value, based on our closing price of Class A common stock of $32.62 as of October 1, 2011. That value would have been effectively received by the option and SAR holders had all option and SAR holders exercised their options and SARs as of that date.

The intrinsic value of awards exercised and fair value of awards vested are as follows:

	000000000000	000000000000	000000000000
	2011	2010	2009

1998 Stock Option Plan

Intrinsic value of options exercised	$4,186	$1,821	$1,140

Total fair value of options vested	$791	$186	$208

2003 Stock Option Plan

Intrinsic value of options exercised	$156	$88	$-

Total fair value of options vested	$4,758	$2,975	$783

2008 Stock Appreciation Rights Plan

Intrinsic value of SARs exercised	$108	$-	$-

Total fair value of SARs vested	$3,438	$2,473	$648

As of October 1, 2011, total unvested compensation expense associated with stock options amounted to $1,336 and will be recognized over a weighted-average period of four years, and total unvested compensation expense associated with SARs amounted to $2,404 and will be recognized over a weighted-average period of two years.

Note 15 – Stock Employee Compensation Trust

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

Note 16 – Other Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, consists of:

	000000000000	000000000000	000000000000
	2011	2010	2009

Accumulated (loss) income on derivatives adjustment:

Net (decrease) increase in fair value of derivatives, net of taxes of $(34) in 2011, $82 in 2010 and $(279) in 2009	$(88)	$111	$(547)

Net reclassification from accumulated other comprehensive income into earnings, net of taxes of $(125) in 2011, $70 in 2010 and $515 in 2009	(221)	222	867

Accumulated (loss) income on derivatives adjustment	(309)	333	320

Foreign currency translation adjustment	(9,515)	(858)	(1,073)

Retirement liability adjustment, net of taxes of $(32,232) in 2011, $(30,208) in 2010, and $(55,204) in 2009	(51,792)	(57,977)	(89,062)

Other comprehensive loss	$(61,616)	$(58,502)	$(89,815)

Accumulated other comprehensive income (loss), net of tax, consists of:

	000000000000	000000000000
	October 1,	October 2,

	2011	2010

Accumulated (loss) gain on derivatives	$(165)	$144

Accumulated foreign currency translation	33,349	42,864

Accumulated retirement liability	(234,128)	(182,336)

Accumulated other comprehensive loss	$(200,944)	$(139,328)

Note 17 - Segments

Aircraft Controls. We design, manufacture and integrate primary and secondary flight controls for military and commercial aircraft and provide aftermarket support. Our systems are used in large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft. We also supply ground-based navigation aids. We are well positioned on both development and production programs. Typically, development programs require concentrated periods of research and development by our engineering teams and involve design, development, testing and integration. We are currently working on several large development programs including the F-35 Joint Strike Fighter, Boeing 787 Dreamliner, Boeing’s extended range 747-8, Airbus A350XWB and several business jet programs. The F-35 is in the flight test phase and recently entered low rate initial production. The 787 program began design and development in 2004 and is transitioning to production, with Boeing’s initial aircraft delivery occurring in September 2011. The Airbus A350XWB is in development with entry into service planned for 2013. Production programs are generally long-term manufacturing efforts that extend for as long as the aircraft builder receives new orders. Our large military production programs include the F/A-18E/F Super Hornet, the V-22 Osprey tiltrotor, the Black Hawk/Seahawk helicopter and the F-35. Our large commercial production programs include the full line of Boeing 7-series aircraft, Airbus A330/340 and a variety of business jets. Aftermarket sales, which represented 36% of 2011 sales for this segment, consist of the maintenance, repair, overhaul and parts supply for both military and commercial aircraft. Further, both our military and commercial customers throughout the world carry spares inventory in order to minimize down time.

Space and Defense Controls. Space and Defense Controls provides controls for satellites and space vehicles, armored combat vehicles, launch vehicles, tactical and strategic missiles, security and surveillance and other defense applications. For commercial and military satellites, we design, manufacture and integrate steering and propulsion controls and controls for positioning antennae and deploying solar panels. The Atlas, Delta and Ariane launch vehicle programs use our steering and propulsion controls. We are also developing products for NASA’s replacement for the Space Shuttle. We supplied couplings, valves and actuators for the International Space Station. We design and build steering and propulsion controls for tactical and strategic missile programs, including Hellfire, TOW and Trident. We supply valves and steering controls on the U.S. National Missile Defense development initiative. We design and manufacture systems for gun aiming, stabilization, automatic ammunition loading and driver vision enhancement on armored combat vehicles for a variety of international and U.S. customers.

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

Components. The Components segment serves many of the same markets as our other segments. The Components segment’s three largest product categories are slip rings, fiber optic rotary joints and motors. Slip rings and fiber optic rotary joints use sliding contacts and optical technology to allow unimpeded rotation while delivering power and data through a rotating interface. They come in a range of sizes that allow them to be used in many applications, including diagnostic imaging CT scan medical equipment featuring high-speed data communications, de-icing and data transfer for rotorcraft, forward-looking infrared camera installations, radar pedestals, surveillance cameras and remotely operated vehicles and floating platforms for offshore oil exploration. Our motors are used in an equally broad range of markets, many of which are the same as for slip rings. Components designs and manufactures a series of fractional horsepower brushless motors that provide extremely low acoustic noise and reliable long life operation, with the largest market being sleep apnea equipment. Industrial markets use our motors for material handling and electric pumps. Military applications use our motors for gimbals, missiles and radar pedestals. Components’ other product lines include electromechanical actuators for military, aerospace and commercial applications, fiber optic modems that provide electrical-to-optical conversion of communication and data signals, avionic instrumentation, optical switches and resolvers.

Medical Devices. This segment operates within four medical devices market areas: infusion therapy, enteral clinical nutrition, sensors and surgical hand pieces. For infusion therapy, our primary products are electronic ambulatory infusion pumps along with the necessary administration sets. Applications of these products include hydration, nutrition, patient-controlled analgesia, local anesthesia, chemotherapy and antibiotics. We manufacture and distribute a complete line of portable pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for patients in their own homes, hospitals and long-term care facilities. We manufacture and distribute ultrasonic and optical sensors used to detect air bubbles in infusion pump lines and ensure accurate fluid delivery. Our surgical hand pieces are used to safely fragment and aspirate tissue in common medical procedures such as cataract removal.

Segment information and reconciliations to consolidated amounts are as follows:

	000000000000	000000000000	000000000000
	2011	2010	2009

Net sales:

Aircraft Controls	$850,490	$756,550	$663,463

Space and Defense Controls	355,762	325,474	274,501

Industrial Systems	629,312	545,672	454,629

Components	353,142	359,992	345,509

Medical Devices	141,974	126,564	110,816

Net sales	$2,330,680	$2,114,252	$1,848,918

Operating profit (loss) and margins:

Aircraft Controls	$83,776	$76,374	$52,349

	9.9%	10.1%	7.9%

Space and Defense Controls	49,245	35,844	40,018

	13.8%	11.0%	14.6%

Industrial Systems	62,805	48,109	30,797

	10.0%	8.8%	6.8%

Components	50,353	60,159	55,671

	14.3%	16.7%	16.1%

Medical Devices	241	(4,044)	(7,425)

	0.2%	(3.2% )	(6.7% )

Total operating profit	246,420	216,442	171,410

	10.6%	10.2%	9.3%

Deductions from operating profit:

Interest expense	(35,666)	(38,742)	(39,321)

Equity-based compensation expense	(6,952)	(5,445)	(5,682)

Corporate and other expenses, net	(20,017)	(22,819)	(15,846)

Earnings before income taxes	$183,785	$149,436	$110,561

Depreciation and amortization:

Aircraft Controls	$40,945	$37,211	$28,979

Space and Defense Controls	11,349	10,690	9,072

Industrial Systems	23,194	24,461	19,644

Components	7,409	6,605	7,706

Medical Devices	11,472	10,655	9,333

	94,369	89,622	74,734

Corporate	1,958	1,594	1,650

Total depreciation and amortization	$96,327	$91,216	$76,384

Identifiable assets:

Aircraft Controls	$1,110,771	$1,028,213	$998,048

Space and Defense Controls	342,093	349,987	309,958

Industrial Systems	731,193	684,021	692,348

Components	384,409	362,417	362,022

Medical Devices	243,283	246,606	238,378

	2,811,749	2,671,244	2,600,754

Corporate	31,218	40,890	33,563

Total assets	$2,842,967	$2,712,134	$2,634,317

Capital expenditures:

Aircraft Controls	$51,727	$30,449	$28,035

Space and Defense Controls	11,589	7,315	14,103

Industrial Systems	11,702	12,478	20,643

Components	4,620	3,961	10,653

Medical Devices	2,737	11,746	8,392

	82,375	65,949	81,826

Corporate	1,320	-	-

Total capital expenditures	$83,695	$65,949	$81,826

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.

Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	00000000000	00000000000	00000000000
	2011	2010	2009

Net sales:

United States	$1,293,058	$1,185,743	$1,118,178

Germany	185,840	150,427	98,718

China	144,586	157,501	85,230

United Kingdom	113,253	115,944	62,658

Japan	81,999	96,431	93,025

Other	511,944	408,206	391,109

Net sales	$2,330,680	$2,114,252	$1,848,918

Property, plant and equipment, net:

United States	$288,647	$274,591	$264,243

Philippines	70,159	74,720	82,465

United Kingdom	35,468	27,866	29,776

Germany	24,177	25,899	30,256

Other	85,421	83,868	74,986

Property, plant and equipment, net	$503,872	$486,944	$481,726

Sales to Boeing were $229,825 and $206,775, or 10% of sales, in 2011 and 2010, respectively, including sales to Boeing Commercial Airplanes of $110,802 and $91,112 in 2011 and 2010, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing, were $738,429, $740,701, and $705,145 in 2011, 2010, and 2009, respectively. Sales to Boeing and the U.S. Government and its prime- or sub-contractors are made primarily from the Aircraft Controls and Space and Defense Controls segments.

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

We lease certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $26,544 in 2011, $25,061 in 2010, and $24,044 in 2009. Future minimum rental payments required under non-cancelable operating leases are $20,379 in 2012, $16,410 in 2013, $12,590 in 2014, $9,073 in 2015, $8,101 in 2016, and $30,926 thereafter.

We are contingently liable for $12,593 of standby letters of credit issued by a bank to third parties on our behalf at October 1, 2011. Purchase commitments outstanding at October 1, 2011 are $652,747, including $39,107 for property, plant and equipment.

Note 19 - Quarterly Data - Unaudited

Net Sales and Earnings

	000000000000	000000000000	000000000000	000000000000	000000000000
	1st	2nd	3rd	4th
2011	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$554,434	$574,226	$582,959	$619,061	$2,330,680

Gross profit	164,553	167,248	168,884	178,792	679,477

Net earnings	33,407	30,615	33,838	38,161	136,021

Net earnings per share:

Basic	$.74	$.67	$.74	$.84	$2.99

Diluted	$.73	$.66	$.73	$.83	$2.95

	1st	2nd	3rd	4th
2010	Qtr.	Qtr.	Qtr.	Qtr.	Total

Net sales	$495,178	$510,488	$536,775	$571,811	$2,114,252

Gross profit	144,402	147,901	155,947	164,361	612,611

Net earnings	21,561	25,001	29,232	32,300	108,094

Net earnings per share:

Basic	$.48	$.55	$.64	$.71	$2.38

Diluted	$.47	$.55	$.64	$.71	$2.36

Note: Quarterly amounts may not add to the total due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of Moog Inc.

We have audited the accompanying consolidated balance sheets of Moog Inc. as of October 1, 2011 and October 2, 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended October 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moog Inc. at October 1, 2011 and October 2, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans with the adoption of the measurement provisions effective September 28, 2008 of the guidance originally issued in Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (codified in FASB ASC Topic 715, “Compensation – Retirement Benefits”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Moog Inc.’s internal control over financial reporting as of October 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2011 expressed an unqualified opinion thereon.

Buffalo, New York

November 30, 2011

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 1, 2011 based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of October 1, 2011.

We completed three acquisitions in 2011, which were excluded from our management’s report on internal control over financial reporting as of October 1, 2011. On December 22, 2010, we acquired certain assets and the business of Triumph. On May 24, 2011, we acquired Animatics Corporation. On June 5, 2011, we acquired Crossbow Technology, Inc. All of these acquisitions are included in our 2011 consolidated financial statements and collectively constituted $73.2 million and $62.4 million of total and net assets, respectively, as of October 1, 2011 and $17.9 million and $1.3 million of net sales and net income, respectively, for the year then ended.

Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

By	ROBERT T. BRADY
Robert T. Brady
Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

By	DONALD R. FISHBACK
Donald R. Fishback
Vice President,
Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Shareholders and Board of Directors of Moog Inc.

We have audited Moog Inc.’s internal control over financial reporting as of October 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Moog Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls, certain assets and the business of Triumph acquired on December 22, 2010, Animatics Corporation acquired on May 24, 2011 and Crossbow Technology on June 5, 2011 which are included in the 2011 consolidated financial statements of Moog Inc. and collectively constituted $73.2 million and $62.4 million of total and net assets, respectively, as of October 1, 2011 and $17.9 million and $1.3 million of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Moog Inc. also did not include an evaluation of the internal control over financial reporting of Animatics Corporation and Crossbow Technology.

In our opinion, Moog Inc. maintained, in all material respects, effective internal control over financial reporting as of October 1, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Moog Inc. as of October 1, 2011 and October 2, 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended October 1, 2011 of Moog Inc. and our report dated November 30, 2011 expressed an unqualified opinion thereon.

Buffalo, New York

November 30, 2011

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

Item 9B.         Other Information.

On November 30, 2011, the Board of Directors (the “Board”) of Moog Inc. (the “Company”) adopted amendments to the Company’s Restated By-laws (the “By-laws”). The amendments to the By-laws are summarized below.

•	The amendment to Article IV, Section 4.01 clarifies that the President need not be elected from the members of the Board.

•

The amendments to Article IV, Section 4.03 replace the description of the duties of the Company’s officers (included in new Article IV, Section 4.04 described below) and add the office of “Senior Management Official.” The Senior Management Official will be designated by and solely responsible to the Board for purpose of the United States National Industrial Security Program Operating Manual and will have the authority to limit access by the Company’s officers and employees to classified materials.

•

The amendments to Article IV include new Section 4.04 that: (i) adds the description of the duties of the Company’s officers as previously included in Article IV, Section 4.03 (except as modified below); (ii) clarifies that the duties and powers of the Company’s officers are subject to specific directions and limitations established by the Board; (iii) clarifies that the President need not be the Chief Executive Officer; (iv) confirms that the President, together with the Chief Executive Officer, will be responsible for executing, carrying out and fulfilling all acts of the Board and will generally assist the Chief Executive Officer; and (v) clarifies that the President will have such other powers and duties as may be assigned by the Board or the Chief Executive Officer.

A copy of the By-laws is attached as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated by reference to this Item 9B. The foregoing description of the By-laws is qualified in its entirety by reference to the full text thereof.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The information required herein with respect to our directors and certain information required herein with respect to our executive officers is incorporated by reference to the 2011 Proxy. Other information required herein is included in Item 1, Business, under “Executive Officers of the Registrant” of this report.

We have adopted a code of ethics that applies to our Chief Executive Officer, President, Chief Financial Officer, and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at 716-652-2000.

Item 11.         Executive Compensation.

The information required herein is incorporated by reference to the 2011 Proxy.

Item 12.         Security Ownership of Certain Beneficial  Owners and Management and Related Stockholder Matters.

The information required herein is incorporated by reference to the 2011 Proxy.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

The information required herein is incorporated by reference to the 2011 Proxy.

Item 14.         Principal Accountant Fees and Services.

The information required herein is incorporated by reference to the 2011 Proxy.

PART IV

Item 15.      Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Index to Financial Statements.

The following financial statements are included:

(i)	Consolidated Statements of Earnings for the years ended October 1, 2011, October 2, 2010 and October 3, 2009.

(ii)	Consolidated Balance Sheets as of October 1, 2011 and October 2, 2010.

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended October 1, 2011, October 2, 2010, and October 3, 2009.

(iv)	Consolidated Statements of Cash Flows for the years ended October 1, 2011, October 2, 2010, and October 3, 2009.

(v)	Notes to Consolidated Financial Statements.

(vi)	Reports of Independent Registered Public Accounting Firm.

2.	Index to Financial Statement Schedules.

The following Financial Statement Schedule as of and for the years ended October 1, 2011, October 2, 2010, and October 3, 2009, is included in this Annual Report on Form 10-K:

II.	Valuation and Qualifying Accounts.

Schedules other than that listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

3.	Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K have been included as follows:

(3)	(i)	Restated Certificate of Incorporation of Moog Inc., as amended, incorporated by reference to exhibit 3.1 of our report on Form 10-Q for the quarter ended December 30, 2006.

	(ii)	Restated By-laws of Moog Inc., dated November 30, 2011. (Filed herewith)

(4)	(i)	Form of Indenture between Moog Inc. and JPMorgan Chase Bank, N.A., as Trustee, dated January 10, 2005, relating to the 6 1/4% Senior Subordinated Notes due 2015, incorporated by reference to exhibit 4.1 of our report on Form 8-K dated January 5, 2005.

	(ii)	First Supplemental Indenture between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005, incorporated by reference to exhibit 4.2 of our report on Form 10-K for the year ended September 24, 2005.

	(iii)	Form of Indenture between Moog Inc. and Wells Fargo Bank, N.A., as Trustee, dated June 2, 2008, relating to the 7 1/4% Senior Subordinated Notes due 2018, incorporated by reference to exhibit 4.1 of our report on Form 10-Q for the quarter ended June 28, 2008.

(9) (i)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of our report on Form 8-K dated December 9, 1983.

(ii)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of our report on Form 8-K dated November 30, 1988.

(10) (i)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of our Annual Report on Form 10-K for the year ended September 28, 2002.*

(ii)	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, incorporated by reference to exhibit 10(vii) of our Annual Report on Form 10-K for the year ended September 25, 1999.*

(iii)	Supplemental Retirement Plan, as amended and restated, effective October 1, 1978, as amended August 30, 1983, May 19, 1987, August 30, 1988, December 12, 1996, November 11, 1999 and November 29, 2001, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2002.*

(iv)	1998 Stock Option Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on January 5, 1998.*

(v)	2003 Stock Option Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on January 9, 2003.*

(vi)	Forms of Stock Option Agreements under the 1998 Stock Option Plan and 2003 Stock Option Plan, incorporated by reference to exhibit 10.12 of our Annual Report on Form 10-K for the year ended September 25, 2004.*

(vii)	Moog Inc. Stock Employee Compensation Trust Agreement effective December 2, 2003, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2003.

(viii)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated November 30, 2004.*

(ix)	Third Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association, Manufacturers and Traders Trust Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated as of March 18, 2011, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated March 18, 2011.

(x)	2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on December 10, 2007.*

(xi)	Form of Stock Appreciation Rights Award Agreement under 2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit 10.14 of our report on Form 10-K for the year ended September 27, 2008.

(xii)	Description of Management Profit Sharing Program, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended July 2, 2011.*

*Identifies a management contract or compensatory plan or arrangement.

(21)	Our subsidiaries.

(i)	Advanced Integrated Systems, Ltd., Incorporated in Nevada, wholly-owned subsidiary

(ii)	Animatics Corporation, Incorporated in California, wholly-owned subsidiary

(a)	Animatics GmbH, Incorporated in Germany, wholly-owned subsidiary of Animatics Corporation

(b)	Euromotion Ltd., Incorporated in England, wholly-owned subsidiary of Animatics Corporation

(c)	Harmonic Linear Drives Ltd., Incoporated in England, wholly-owned subsidiary of Animatics Corporation

(iii)	Crossbow Technology, Incorporated in California, wholly-owned subsidiary

(iv)	CSA Engineering, Inc., Incorporated in California, wholly-owned subsidiary

(v)	Curlin Medical Inc., Incorporated in Delaware, wholly-owned subsidiary

(a)	Moog MDG SRL, Incorporated in Costa Rica, wholly-owned subsidiary of Curlin Medical, Inc.

(b)	Viltechmeda UAB, Incorporated in Lithuania, wholly-owned subsidiary of Curlin Medical, Inc.

(c)	X.O. Tec Corporation, Incorporated in Delaware, wholly-owned subsidiary of Curlin Medical, Inc.

(1)	Ethox (Beijing) Medical Devices Trading Inc., Incorporated in People’s Republic of China, wholly-owned subsidiary of X.O. Tec Corporation

(2)	Ethox International, Inc., Incorporated in New York, wholly-owned subsidiary of X.O. Tec Corporation

(2.a)    MMC Sterilization Services Group Inc., Incorporated in Pennsylvania, wholly-owned subsidiary of Ethox International, Inc.

(d)	ZEVEX Inc., Incorporated in Delaware, wholly-owned subsidiary of Curlin Medical, Inc.

(vi)	Flo-Tork Inc., Incorporated in Delaware, wholly-owned subsidiary

(vii)	Ingenieurburo Pieper GmbH, Incorporated in Germany, wholly-owned subsidiary

(viii)	Mid-America Aviation, Inc., Incorporated in North Dakota, wholly-owned subsidiary

(ix)	Moog AG, Incorporated in Switzerland, wholly-owned subsidiary with branch operation in Ireland

(x)	Moog Australia Pty. Ltd., Incorporated in Australia, wholly-owned subsidiary

(xi)	Moog do Brasil Controles Ltda., Incorporated in Brazil, wholly-owned subsidiary

(a)	Moog de Argentina SRL, Incorporated in Argentina, wholly-owned subsidiary of Moog do Brasil Controles Ltda.

(xii)	Moog Controls Corporation, Incorporated in Ohio, wholly-owned subsidiary with branch operation in the Republic of the Philippines

(xiii)	Moog Controls Hong Kong Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary

(a)	Moog Control Systems (Shanghai) Co., Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.

(b)	Moog Industrial Controls (Shanghai) Co., Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Controls Hong Kong Ltd.

(xiv)	Moog Controls (India) Private Ltd., Incorporated in India, wholly-owned subsidiary

(xv)	Moog Controls Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary

(a)	Fernau Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.

(1)	Fernau Avionics Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary of Fernau Limited

(b)	Moog Components Group Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.

(c)	Moog Norden A.B., Incorporated in Sweden, wholly-owned subsidiary of Moog Controls Ltd.

(d)	Moog OY, Incorporated in Finland, wholly-owned subsidiary of Moog Controls Ltd.

(e)	Moog Wolverhampton Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Controls Ltd.

(xvi)	Moog Europe Holdings Luxembourg SCS, Incorporated in Luxembourg, wholly-owned subsidiary

(a)	Moog Holdings & Co. GmbH KG, a partnership organized in Germany, wholly-owned subsidiary of Moog Europe Holdings Luxembourg SCS

(1)	Insensys Holding Ltd., Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Holdings & Co. GmbH KG

(1.a)     Moog Insensys Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Insensys Holding Ltd.

(1.b)     Aston Photonic Technologies Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog Insensys Limited

(1.c)     Indigo Photonics Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Aston Photonic Technologies Limited

(2)	Moog Unna GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holdings & Co. GmbH KG

(2.a)     Moog Control Equipment (Shanghai) Co. Ltd., Incorporated in People’s Republic of China, wholly-owned subsidiary of Moog Unna GmbH

(3)	Moog B.V., Incorporated in The Netherlands, wholly-owned subsidiary of Moog Holdings & Co. GmbH KG

(4)	Moog FCS Limited, Incorporated in the United Kingdom, wholly-owned subsidiary of Moog B.V.

(5)	Moog GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Holdings & Co. GmbH KG

(5.a)     Moog Italiana S.r.l., Incorporated in Italy, wholly-owned subsidiary of Moog GmbH

(6)	Moog Luxembourg, S.a.r.l., Incorporated in Luxembourg, wholly-owned subsidiary of Moog Holdings & Co. GmbH KG

(7)	ProControl AG, Incorporated in Switzerland, wholly-owned subsidiary of Moog Holdings & Co. GmbH KG

(b)	Moog Luxembourg Finance S.a.r.l., Incorporated in Luxembourg, wholly-owned subsidiary of Moog Europe Holdings Luxembourg SCS, with branch operations in Switzerland

(1)	Moog Ireland International Financial Services Centre Limited, Incorporated in Ireland, wholly-owned subsidiary of Moog Luxembourg Finance S.a.r.l.

(c)	Focal Technologies Corporation, Incorporated in Canada, wholly-owned subsidiary of Moog Europe Holdings Luxembourg SCS

(d)	Moog Verwaltungs GmbH, Incorporated in Germany, wholly-owned subsidiary of Moog Europe Holdings Luxembourg SCS

(xvii)	Moog Holland Aircraft Services B.V., Incorporated in The Netherlands, wholly-owned subsidiary

(xviii)	Moog Ireland Limited, Incorporated in Ireland, wholly-owned subsidiary

(xix)	Moog Japan Ltd., Incorporated in Japan, wholly-owned subsidiary

(xx)	Moog Korea Ltd., Incorporated in South Korea, wholly-owned subsidiary

(xxi)	Moog Receivables LLC, Incorporated in Delaware, wholly-owned subsidiary

(xxii)	Moog S.A.R.L., Incorporated in France, wholly-owned subsidiary, 95% owned by Moog Inc.; 5% owned by Moog GmbH

(xxiii)	Moog Singapore Pte. Ltd., Incorporated in Singapore, wholly-owned subsidiary

(a)	Moog Motion Controls Private Limited, Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.

(b)	Moog India Technology Center Pvt. Ltd., Incorporated in India, wholly-owned subsidiary of Moog Singapore Pte. Ltd.

(xxiv)	Moog Techtron Corp. Incorporated in Florida, wholly-owned subsidiary

(xxv)	Obshestwo s Ogranizennoi Otwetstwennostju Moog, Incorporated in Russia, wholly-owned subsidiary

(xxvi)	QuickSet International, Inc., Incorporated in Illinois, wholly-owned subsidiary

(xxvii)	Videolarm Inc., Incorporated in Georgia, wholly-owned subsidiary

(23)	Consent of Ernst & Young LLP. (Filed herewith)

(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(101.INS)	XBRL Instance Document*

(101.SCH)	XBRL Taxonomy Extension Schema Document*

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document*

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document*

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document*

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Statements of Earnings for the fiscal years ended October 1, 2011, October 2, 2010, and October 3, 2009, (ii) Consolidated Balance Sheets at October 1, 2011 and October 2, 2010, (iii) Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2011, October 2, 2010 and October 3, 2009 and (iv) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

109

	000000000	000000000	000000000	000000000	000000000	000000000
MOOG Inc. Valuation and Qualifying Accounts - Fiscal Years 2009, 2010 and 2011
(dollars in thousands)						Schedule II
		Additions			Foreign
	Balance at	charged to			exchange	Balance
	beginning	costs and			impact	at end
Description	of year	expenses	Deductions	Acquisitions	and other	of year

Fiscal year ended October 3, 2009

Contract loss reserves	$20,536	$23,529	$24,766	$30,927	$(36)	$50,190

Allowance for doubtful accounts	3,349	1,297	655	-	23	4,014

Reserve for inventory valuation	62,529	18,340	6,944	-	(643)	73,282

Deferred tax valuation allowance	7,957	2,545	915	-	(111)	9,476

Fiscal year ended October 2, 2010

Contract loss reserves	$50,190	$32,298	$39,799	$(1,895)	$16	$40,810

Allowance for doubtful accounts	4,014	1,511	599	-	(113)	4,813

Reserve for inventory valuation	73,282	20,395	7,900	-	(169)	85,608

Deferred tax valuation allowance	9,476	946	2,664	-	(406)	7,352

Fiscal year ended October 1, 2011

Contract loss reserves	$40,810	$53,197	$48,666	$-	$(168)	$45,173

Allowance for doubtful accounts	4,813	1,230	1,260	-	(65)	4,718

Reserve for inventory valuation	85,608	17,566	8,804	-	100	94,470

Deferred tax valuation allowance	7,352	257	3,151	-	(352)	4,106

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc. (Registrant)

By	ROBERT T. BRADY
Robert T. Brady
Chairman of the Board, Chief Executive Officer Date: November 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	ROBERT T. BRADY	By	JOE C. GREEN
	Robert T. Brady Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer) Date: November 30, 2011		Joe C. Green Director Date: November 30, 2011

By	JOHN R. SCANNELL	By	PETER J. GUNDERMANN
	John R. Scannell President and Chief Operating Officer Date: November 30, 2011		Peter J. Gundermann Director Date: November 30, 2011

By	DONALD R. FISHBACK	By	JOHN D. HENDRICK
	Donald R. Fishback Vice President and Chief Financial Officer, (Principal Financial Officer) Date: November 30, 2011		John D. Hendrick Director Date: November 30, 2011

By	JENNIFER WALTER	By	KRAIG H. KAYSER
	Jennifer Walter Controller (Principal Accounting Officer) Date: November 30, 2011		Kraig H. Kayser Director Date: November 30, 2011

By	RICHARD A. AUBRECHT	By	BRIAN J. LIPKE
	Richard A. Aubrecht Director Date: November 30, 2011		Brian J. Lipke Director Date: November 30, 2011

By	RAYMOND W. BOUSHIE	By	ROBERT H. MASKREY
	Raymond W. Boushie Director Date: November 30, 2011		Robert H. Maskrey Director Date: November 30, 2011

By	ALBERT F. MYERS
Albert F. Myers Director Date: November 30, 2011

