Form 10-Q
period 2011-12-31
MOOG INC
filed 2012-02-07
CIK 67887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each class of common stock as of February 2, 2012 was:

Class A common stock, $1.00 par value 41,211,640 shares

Class B common stock, $1.00 par value 4,007,868 shares

MOOG Inc.

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Moog Inc.

Consolidated Condensed Balance Sheets

(Unaudited)

(dollars in thousands)	December 31, 2011	October 1, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$111,712	$113,679
Receivables	676,801	655,805
Inventories	516,653	502,373
Other current assets	110,710	108,589

TOTAL CURRENT ASSETS	1,415,876	1,380,446
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $522,765 and $513,151, respectively	511,793	503,872
GOODWILL	738,538	735,021
INTANGIBLE ASSETS, net	193,298	197,545
OTHER ASSETS	30,465	26,083

TOTAL ASSETS	$2,889,970	$2,842,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$8,446	$9,283
Current installments of long-term debt	1,206	1,407
Accounts payable	157,076	165,893
Customer advances	115,537	97,331
Contract loss reserves	41,821	45,173
Other accrued liabilities	222,641	227,303

TOTAL CURRENT LIABILITIES	546,727	546,390
LONG-TERM DEBT, excluding current installments
Senior debt	347,553	336,161
Senior subordinated notes	378,592	378,596
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	331,919	331,050
DEFERRED INCOME TAXES	56,584	56,729
OTHER LONG-TERM LIABILITIES	2,170	2,150

TOTAL LIABILITIES	1,663,545	1,651,076

SHAREHOLDERS’ EQUITY
Common stock	51,280	51,280
Other shareholders’ equity	1,175,145	1,140,611

TOTAL SHAREHOLDERS’ EQUITY	1,226,425	1,191,891

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,889,970	$2,842,967

See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2011	January 1, 2011
NET SALES	$600,618	$554,434
COST OF SALES	415,483	389,881

GROSS PROFIT	185,135	164,553
Research and development	29,190	23,475
Selling, general and administrative	95,798	85,841
Interest	8,546	9,211
Other	(1,348)	246

EARNINGS BEFORE INCOME TAXES	52,949	45,780
INCOME TAXES	16,576	12,373

NET EARNINGS	$36,373	$33,407

NET EARNINGS PER SHARE
Basic	$0.80	$0.74
Diluted	$0.80	$0.73

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,211,734	45,388,891
Diluted	45,679,965	45,906,552

See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
(dollars in thousands)	December 31, 2011	January 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$36,373	$33,407
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,058	16,151
Amortization	8,300	7,545
Provisions for non-cash losses on contracts, inventories and receivables	12,184	16,316
Equity-based compensation expense	4,105	3,433
Other	1,628	165
Changes in assets and liabilities providing cash, excluding the effects of acquisitions:
Receivables	(21,411)	5,096
Inventories	(16,501)	(13,842)
Accounts payable	(10,129)	(8,710)
Customer advances	18,277	14,939
Accrued expenses	(29,478)	(21,001)
Accrued income taxes	11,773	7,354
Pension assets and liabilities	7,874	326
Other assets and liabilities	(4,077)	(2,898)

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,976	58,281

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(13,174)	(3,073)
Purchase of property, plant and equipment	(27,218)	(18,126)
Other investing transactions	(5,074)	—

NET CASH USED BY INVESTING ACTIVITIES	(45,466)	(21,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) notes payable	(857)	3,093
Net proceeds from (repayments of) revolving lines of credit	11,738	(45,948)
Payments on long-term debt	(272)	(1,039)
Excess tax benefits from equity-based payment arrangements	136	34
Other financing transactions	(530)	(432)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	10,215	(44,292)

Effect of exchange rate changes on cash	(1,692)	(489)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,967)	(7,699)
Cash and cash equivalents at beginning of period	113,679	112,421

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111,712	$104,722

CASH PAID FOR:
Interest	$8,894	$9,365
Income taxes, net of refunds	6,503	5,050

See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG Inc. Notes to Consolidated Condensed Financial Statements Three Months Ended December 31, 2011 (Unaudited) (dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 1, 2011. All references to years in these financial statements are to fiscal years, unless otherwise noted.

Note 2 - Acquisitions

During the three months ended December 31, 2011, we completed one business combination in our Space and Defense segment by acquiring Bradford Engineering, based in The Netherlands, for $13,174 in cash. Bradford is a developer and manufacturer of satellite equipment including attitude control, propulsion and thermal control subsystems. Bradford had approximately $9,600 of sales for the 2010 calendar year. The purchase price allocation for Bradford is based on preliminary estimates of fair value of assets acquired and liabilities assumed and is subject to subsequent adjustment as we obtain additional information for our estimates during the measurement period.

In 2011, we completed three business combinations within two of our segments. We completed two business combinations within our Aircraft Controls segment, both of which are located in the U.S. We acquired Crossbow Technology Inc., based in California, for $31,999, net of cash acquired. Crossbow designs and manufacturers acceleration sensors that are integrated into inertial navigation and guidance systems used in a variety of aerospace, defense and transportation applications. We also acquired a business that complements our military aftermarket business for $2,373 in cash. Combined sales of these acquisitions for the 2010 calendar year were approximately $19,000. We completed one business combination within our Components segment by acquiring Animatics Corporation, based in California. The purchase price was $24,091, which included 467,749 shares of Moog Class A common stock valued at $18,785 on the day of closing. Animatics supplies integrated servos, linear actuators and control electronics that are used in a variety of industrial, medical and defense applications and had approximately $15,000 of sales for the twelve months preceding the acquisition. The purchase price allocations are completed with the exception of income taxes for the Components acquisition.

Note 3 – Inventories

	December 31, 2011	October 1, 2011
Raw materials and purchased parts	$194,662	$197,347
Work in progress	249,038	235,428
Finished goods	72,953	69,598

Total	$516,653	$502,373

Note 4 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Balance as of October 1, 2011	Current Year Acquisitions	Foreign Currency Translation	Balance as of December 31, 2011
Aircraft Controls	$194,052	$—	$(235)	$193,817
Space and Defense Controls	121,416	5,420	(294)	126,542
Industrial Systems	120,834	—	(1,760)	119,074
Components	172,531	—	771	173,302
Medical Devices	126,188	—	(385)	125,803

Total	$735,021	$5,420	$(1,903)	$738,538

The components of acquired intangible assets are as follows:

		December 31, 2011		October 1, 2011
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	10	$163,548	$(68,281)	$159,861	$(64,420)
Program-related	18	64,686	(10,194)	64,887	(9,163)
Technology-related	9	61,044	(30,450)	61,276	(28,876)
Marketing-related	9	23,612	(14,372)	23,669	(13,828)
Contract-related	3	3,228	(2,418)	3,238	(2,156)
Artistic-related	10	25	(25)	25	(25)

Acquired intangible assets	11	$316,143	$(125,740)	$312,956	$(118,468)

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

Amortization of acquired intangible assets was $7,671 for the three months ended December 31,2011 and $6,943 for the three months ended January 1, 2011. Based on acquired intangible assets recorded at December 31, 2011, amortization is expected to be approximately $31,462 in 2012, $26,268 in 2013, $23,644 in 2014, $20,829 in 2015 and $18,906 in 2016.

Note 5 - Product Warranties

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 31, 2011	January 1, 2011
Warranty accrual at beginning of period	$19,247	$14,856
Warranties issued during current period	1,760	3,149
Adjustments to pre-existing warranties	26	(7)
Reductions for settling warranties	(2,359)	(1,580)
Foreign currency translation	(122)	(113)

Warranty accrual at end of period	$18,552	$16,305

Note 6 - Derivative Financial Instruments

We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk. There were no outstanding interest rate swaps at December 31, 2011.

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

We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $23,214 at December 31, 2011. These contracts mature at various times through the third quarter of 2013.

These interest rate swaps and foreign currency forwards are recorded in the consolidated balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2012 or 2011.

Activity in AOCI related to these derivatives is summarized below:

	Three Months Ended
	December 31, 2011	January 1, 2011
Balance at beginning of period	$(165)	$144

Net deferral in AOCI of derivatives:
Net (decrease) increase in fair value of derivatives	(231)	203
Tax effect	75	(77)

	(156)	126

Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	(93)	(127)
Tax effect	35	43

	(58)	(84)

Balance at end of period	$(379)	$186

Activity and classification of derivatives are as follows:

		Net deferral in AOCI of derivatives (effective portion)
		Three Months Ended
	Statement of earnings classification	December 31, 2011	January 1, 2011
Interest rate swaps	Interest expense	$—	$(28)
Foreign currency forwards	Cost of sales	(231)	231

Net (loss) gain		$(231)	$203

		Net reclassification from AOCI into earnings (effective portion)
		Three Months Ended
	Classification of net gain (loss) recognized in earnings	December 31, 2011	January 1, 2011
Interest rate swaps	Interest expense	$(67)	$(105)
Foreign currency forwards	Cost of sales	160	232

Net gain		$93	$127

Derivatives not designated as hedging instruments

We also have foreign currency exposure on intercompany balances that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $173,055 at December 31, 2011. The foreign currency forwards are recorded in the consolidated balance sheets at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded the following gains and losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances:

	Three Months Ended
	December 31, 2011	January 1, 2011
Net loss	$(1,382)	$(2,324)

Summary of derivatives

The fair value and classification of derivatives on the consolidated balance sheets are summarized as follows:

		December 31, 2011	October 1, 2011
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$—	$25

		$—	$25

Foreign currency forwards	Other accrued liabilities	434	143
Foreign currency forwards	Other long-term liabilities	114	81
Interest rate swaps	Other accrued liabilities	—	102

		$548	$326

Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$692	$1,524

		$692	$1,524

Foreign currency forwards	Other accrued liabilities	$2,597	$2,640

		$2,597	$2,640

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of December 31, 2011:

	Classification	Level 1	Level 2	Level 3	Total
Foreign currency forwards	Other current assets	$—	$692	$—	$692

		$—	$692	$—	$692

Foreign currency forwards	Other accrued liabilities	$—	$3,031	$—	$3,031
Foreign currency forwards	Other long-term liabilities	—	114	—	114
Acquisition contingent consideration	Other accrued liabilities	—	—	760	760
Acquisition contingent consideration	Other long-term liabilities	—	—	1,230	1,230

		$—	$3,145	$1,990	$5,135

The following is a roll forward of financial liabilities classified as Level 3 within the fair value hierarchy related to contingent consideration for acquisitions:

	Three Months Ended
	December 31, 2011	January 1, 2011
Balance at beginning of period	$1,990	$3,112
Increase in discounted future cash flows recorded as interest expense	44	192
Decrease in earn out provisions recorded as other income	(44)	—

Balance at end of period	$1,990	$3,304

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At December 31, 2011, the fair value of long-term debt was $739,741 compared to its carrying value of $727,351. The fair value of long-term debt was estimated based on quoted market prices.

Note 8 - Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended
	December 31, 2011	January 1, 2011
Service cost	$5,837	$5,642
Interest cost	7,446	7,171
Expected return on plan assets	(10,492)	(9,772)
Amortization of prior service cost	2	2
Amortization of actuarial loss	4,256	2,823

Pension expense for defined benefit plans	7,049	5,866
Pension expense for defined contribution plans	2,047	1,547

Total pension expense for U.S. plans	$9,096	$7,413

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended
	December 31, 2011	January 1, 2011
Service cost	$1,016	$1,172
Interest cost	1,467	1,526
Expected return on plan assets	(953)	(954)
Amortization of prior service credit	(16)	(14)
Amortization of actuarial loss	218	378

Pension expense for defined benefit plans	1,732	2,108
Pension expense for defined contribution plans	1,198	1,147

Total pension expense for non-U.S. plans	$2,930	$3,255

Net periodic benefit costs for the post-retirement health care benefit plan consist of:

	Three Months Ended
	December 31, 2011	January 1, 2011
Service cost	$82	$123
Interest cost	196	276
Amortization of transition obligation	99	99
Amortization of actuarial loss	—	149

Total periodic post-retirement benefit cost	$377	$647

Actual contributions for the three months ended December 31, 2011 and anticipated additional 2012 contributions to our defined benefit pension are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$234	$1,380	$1,614
Anticipated	708	5,590	6,298

	$942	$6,970	$7,912

Note 9 - Income Taxes

The effective tax rates for the three months ended December 31, 2011 and January 1, 2011 of 31.3% and 27.0%, respectively, are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 10 - Shareholders’ Equity

The changes in shareholders’ equity for the three months ended December 31, 2011 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning and end of period	$51,280	43,534,575	7,745,138
Conversion of Class B to Class A	—	9,261	(9,261)

End of Period	51,280	43,543,836	7,735,877

ADDITIONAL PAID-IN CAPITAL
Beginning of period	412,370
Equity-based compensation expense	4,105
Issuance of treasury shares at more than cost	421
Adjustment to market - SECT, and other	4,721

End of period	421,617

RETAINED EARNINGS
Beginning of period	1,016,754
Net earnings	36,373

End of period	1,053,127

TREASURY STOCK
Beginning of period	(74,479)	(2,393,039)	(3,305,971)
Issuance of treasury shares	379	71,007	—
Purchase of treasury shares	(617)	(15,220)	—

End of period	(74,717)	(2,337,252)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(13,090)		(395,470)
Purchase of shares	(713)		(16,975)
Adjustment to market - SECT	(4,580)		—

End of period	(18,383)	—	(412,445)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of period	(200,944)
Foreign currency translation adjustment	(8,031)
Retirement liability adjustment	2,690
Increase in accumulated loss on derivatives	(214)

End of period	(206,499)

TOTAL SHAREHOLDERS’ EQUITY	$1,226,425	41,206,584	4,017,461

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

Note 12 - Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	December 31, 2011	January 1, 2011
Weighted-average shares outstanding-Basic	45,211,734	45,388,891
Dilutive effect of equity-based awards	468,231	517,661

Weighted-average shares outstanding-Diluted	45,679,965	45,906,552

Note 13 - Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	December 31, 2011	January 1, 2011
Net earnings	$36,373	$33,407
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,031)	(5,315)
Retirement liability adjustment, net of tax of $1,869 and $1,262, respectively	2,690	2,178
Change in accumulated income or loss on derivatives	(214)	42

Comprehensive income	$30,818	$30,312

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	December 31, 2011	October 1, 2011
Cumulative foreign currency translation adjustment	$25,318	$33,349
Accumulated retirement liability adjustments	(231,438)	(234,128)
Accumulated loss on derivatives	(379)	(165)

Accumulated other comprehensive loss	$(206,499)	$(200,944)

Note 14 - Segment Information

Below are sales and operating profit by segment for the three months ended December 31, 2011 and January 1, 2011 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended
	December 31, 2011	January 1, 2011
Net sales:
Aircraft Controls	$231,080	$195,951
Space and Defense Controls	88,394	95,746
Industrial Systems	158,085	143,745
Components	88,147	86,351
Medical Devices	34,912	32,641

Net sales	$600,618	$554,434

Operating profit (loss) and margins:
Aircraft Controls	$24,827	$20,195
	10.7%	10.3%
Space and Defense Controls	12,743	15,815
	14.4%	16.5%
Industrial Systems	15,826	14,407
	10.0%	10.0%
Components	15,029	14,803
	17.0%	17.1%
Medical Devices	1,598	(1,491)
	4.6%	(4.6%)

Total operating profit	70,023	63,729
	11.7%	11.5%
Deductions from operating profit:
Interest expense	8,546	9,211
Equity-based compensation expense	4,105	3,433
Corporate expenses and other	4,423	5,305

Earnings before income taxes	$52,949	$45,780

Note 15 - Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) - Improving Disclosures About Fair Value Measurements.” This amendment requires separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this standard in the first quarter of 2012. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles - Goodwill and Other (ASC Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This amendment modifies the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts, and it requires performing Step 2 if qualitative factors indicate that it is more likely than not that an impairment exists. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Any goodwill impairment resulting from the initial adoption of the amendments should be recorded as a cumulative effect adjustment to beginning retained earnings. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. We adopted this standard in the first quarter of 2012. The adoption of this new guidance did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (ASC Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted this standard in the first quarter of 2012. Other than requiring additional disclosures, the adoption of this amendment did not have a material impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended October 1, 2011. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

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

Acquisitions

All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition. Under purchase accounting, we record assets and liabilities at fair value and these amounts are reflected in the respective captions on the balance sheet. The purchase price described for each acquisition below is net of any cash acquired and includes debt issued or assumed.

During the three months ended December 31, 2011, we completed one business combination in our Space and Defense segment by acquiring Bradford Engineering, based in The Netherlands, for $13 million. Bradford is a developer and manufacturer of satellite equipment including attitude control, propulsion and thermal control subsystems. Bradford had approximately $10 million of sales for the 2010 calendar year.

In 2011, we completed three business combinations within two of our segments. We completed two business combinations within our Aircraft Controls segment, both of which are located in the U.S. We acquired Crossbow Technology Inc., based in California, for $32 million. Crossbow designs and manufacturers acceleration sensors that are integrated into inertial navigation and guidance systems used in a variety of aerospace, defense and transportation applications. We also acquired a business that complements our military aftermarket business for $2 million in cash. Combined sales of these acquisitions for the 2010 calendar year were approximately $19 million. We completed one business combination within our Components segment by acquiring Animatics Corporation, based in California. The purchase price was $24 million, which included 467,749 shares of Moog Class A common stock valued at $19 million on the day of closing. Animatics supplies integrated servos, linear actuators and control electronics that are used in a variety of industrial, medical and defense applications and had approximately $15 million of sales for the twelve months preceding the acquisition.

CRITICAL ACCOUNTING POLICIES

On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, revenue recognition on long-term contracts, contract loss reserves, reserves for inventory valuation, reviews for impairment of goodwill, purchase price allocations for business combinations, pension assumptions and deferred tax asset valuation allowances.

There have been no material changes in critical accounting policies in the current year from those disclosed in our 2011 Form 10- K.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments of 2011-05.” The amendment allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the guidance in place prior to the issuance of ASU No. 2011-05. While the Board is considering the operational concerns about presentation requirements for reclassification adjustments, it stated that the deferral did not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendment, which must be applied retrospectively, is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We will adopt this standard during the second quarter of 2012. The adoption of this amendment will not have a material impact on our consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(dollars in millions, except per share data)	December 31, 2011	January 1, 2011	$ Variance	% Variance
Net sales	$600.6	$554.4	$46.2	8%
Gross margin	30.8%	29.7%
Research and development expenses	$29.2	$23.5	$5.7	24%
Selling, general and administrative expenses as a percentage of sales	15.9%	15.5%
Interest expense	$8.5	$9.2	$(0.7)	(8%)
Effective tax rate	31.3%	27.0%
Net earnings	$36.4	$33.4	$3.0	9%
Diluted earnings per share	$0.80	$0.73	$0.07	10%

Net sales increased in the first quarter of 2012 compared to the first quarter of 2011. We had increases in all of our segments with the exception of Space and Defense Controls. The largest increase came from the Aircraft Controls segment, reflecting strong foreign military aircraft sales and higher commercial OEM aircraft sales.

Our gross margin was higher in the first quarter of 2012 compared to 2011, reflecting $4 million less of contract loss reserve charges in the first quarter of 2012 compared to 2011, primarily related to our Aircraft Controls segment.

Research and development expenses increased in the first quarter of 2012 compared to 2011 as we finished work on the 747-8 certification program.

The effective tax rate for the first quarter of 2012 is higher than the same period last year due to a foreign tax credit that is no longer available to us as a result of a tax law change. In addition, the first quarter of 2011 included a catch up adjustment of research and development tax credits due to delayed passage of the legislation in 2010.

2012 Outlook - We expect sales in 2012 to increase $147 million, or 6%, to approximately $2.48 billion reflecting increases in all of our segments. We expect operating margins to improve to 11.3% in 2012 compared to 10.6% in 2011. We expect operating margins to increase in all of our segments except for Space and Defense Controls. We expect net earnings to increase to $152 million and diluted earnings per share to increase by 12% to $3.31.

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

Aircraft Controls

	Three Months Ended
(dollars in millions)	December 31, 2011	January 1, 2011	$ Variance	% Variance
Net sales - military aircraft	$142.8	$120.1	$22.7	19%
Net sales - commercial aircraft	88.3	75.8	12.5	16%

	$231.1	$195.9	$35.2	18%
Operating profit	$24.8	$20.2	$4.6	23%
Operating margin	10.7%	10.3%
Backlog	$631.1	$560.6	$70.5	13%

Military aircraft sales increased as a result of strong foreign military sales and a $6 million increase on the F-35 program. Commercial aircraft sales were strong in all OEM markets. Sales to Boeing were up $5 million. Business jets also increased $5 million, as the market recovers and production ramps up on the Gulfstream G650.

Our operating margin increased in 2012 as we benefitted from higher volume and $4 million less of contract loss reserve charges. These favorable impacts were partially offset by higher research and development spending in 2012 as we finished work on the 747-8 certification program.

The higher level of twelve-month backlog for Aircraft Controls at December 31, 2011 compared to January 1, 2011 primarily reflects strong commercial aircraft orders from Boeing.

2012 Outlook for Aircraft Controls - We expect sales in Aircraft Controls to increase 9% to $927 million in 2012. Military aircraft sales are expected to increase 6% to $561 million, primarily from the ramp up of production on the F-35. Commercial aircraft sales are expected to increase 14% to $365 million related to increased production rates for Boeing, Airbus and business jets and higher aftermarket sales. We expect our operating margin to increase to 11.0% in 2012, reflecting incremental contribution from higher sales volume.

Space and Defense Controls

	Three Months Ended
(dollars in millions)	December 31, 2011	January 1, 2011	$ Variance	% Variance
Net sales	$88.4	$95.7	$(7.3)	(8%)
Operating profit	$12.7	$15.8	$(3.1)	(20%)
Operating margin	14.4%	16.5%
Backlog	$206.6	$209.7	$(3.1)	(1%)

Net sales in Space and Defense Controls decreased, primarily as a result of a $12 million decline on the Driver’s Vision Enhancer (DVE) program for which there was a large order in 2011. NASA programs increased $6 million as funding for approved programs were received in the first quarter of 2012. Defense sales decreased $6 million, principally from a large stores management program shipment in the first quarter of 2011.

Our operating margin for Space and Defense Controls decreased in 2012. We benefitted from the strong volume and profitability of the DVE program sales in 2011. In addition, in the first quarter of 2011, we received export approval on the stores management application, which resulted in an adjustment to the profit rate.

The slightly lower level of twelve-month backlog at December 31, 2011 compared to January 1, 2011 relates to a decline in DVE orders, partially offset by backlog acquired from the acquisition of Bradford Engineering, which was completed in December 2011.

2012 Outlook for Space and Defense Controls - We expect sales in Space and Defense Controls to increase $28 million, or 8%, to $384 million in 2012. We expect sales increases in tactical missiles, as a result of the Bradford Engineering acquisition, which will offset a decline on the DVE program. We expect our operating margin in 2012 to decrease to a more normal 12.2% compared to 2011, which was influenced by certain favorable program adjustments.

Industrial Systems

	Three Months Ended
(dollars in millions)	December 31, 2011	January 1, 2011	$ Variance	% Variance
Net sales	$158.1	$143.7	$14.4	10%
Operating profit	$15.8	$14.4	$1.4	10%
Operating margin	10.0%	10.0%
Backlog	$273.3	$245.1	$28.2	12%

Net sales in Industrial Systems reflect increases in all of our major markets. Sales increased $7 million in our simulation and test markets. Sales were also up $5 million in the industrial automation markets, which includes machine building markets such as plastics making machinery, controls for metal forming presses, heavy industry, distribution and other niche applications. Lastly, sales increased $2 million in our energy market, which consists of wind energy, power generation equipment and oil and gas. Half of the increase came from wind energy as demand in China offset a decline in Europe. The other half of the increase came from oil and gas markets.

The higher level of twelve-month backlog for Industrial Systems at December 31, 2011 compared to January 1, 2011 is due primarily to increased demand for flight simulation and wind energy systems.

2012 Outlook for Industrial Systems - We expect sales in Industrial Systems to increase 3% to $650 million in 2012. We expect sales increases in our simulation and test and energy markets. Partially offsetting those increases is a decline in industrial automation related to foreign currency translation. We expect that our operating margin will increase to 10.5% in 2012, as a result of the higher sales volume.

Components

	Three Months Ended
(dollars in millions)	December 31, 2011	January 1, 2011	$ Variance	% Variance
Net sales	$88.1	$86.4	$1.7	2%
Operating profit	$15.0	$14.8	$0.2	1%
Operating margin	17.0%	17.1%
Backlog	$169.6	$162.4	$7.2	4%

Net sales in Components increased marginally from last year; however, we experienced a sales shift between markets. Sales increased $3 million in our industrial business in the general automation market as a result of $3 million of incremental sales from our Animatics acquisition, which was completed in the third quarter of 2011. Medical sales increased $3 million, or 20%, as the economy continues to recover. Marine sales were relatively unchanged from the first quarter of 2011; however, we are seeing increased orders. Many of our space and defense programs, on which we have had strong sales in the past few years, have wound down and, as a result, sales were relatively unchanged from a year ago. Sales in the aircraft market, where most of the funding comes from defense spending, declined $4 million, or 12%, which continues the pattern we have seen over the past year.

The slightly higher level of twelve-month backlog at December 31, 2011 compared to January 1, 2011 primarily relates to increased orders in our marine business, partially offset by slowing demand for space and defense controls and military aircraft programs.

2012 Outlook for Components - We expect sales in Components to increase by $19 million, or 5%, in 2012. We expect the sales growth will come in our industrial markets, with half coming from our Animatics acquisition. We expect our operating margin in 2012 to be 15.5%, higher than 2011 due to a technology investment write off in 2011.

Medical Devices

	Three Months Ended
(dollars in millions)	December 31, 2011	January 1, 2011	$ Variance	% Variance
Net sales	$34.9	$32.6	$2.3	7%
Operating profit (loss)	$1.6	$(1.5)	$3.1	207%
Operating margin	4.6%	(4.6%)
Backlog	$17.3	$12.9	$4.4	34%

Net sales in Medical Devices increased in both pumps and administration sets. Pump sales increased $1 million, or 14%, with much of that coming from international sales primarily in Europe. In the U.S., increased sales of enteral pumps were offset by a decline of IV pumps as we work to build upon internal sales channels to replace our outside sales network. Sales of administration sets increased $1 million, or 5% over the same period a year ago. The remainder of the business was flat compared with 2011.

Our operating margin increased in 2012 compared to 2011. The margin in the first quarter of 2012 is comparable with our operating margin in the second half of 2011. The operating loss in the first quarter of 2011 was driven by a $1 million reserve in connection with a voluntary software upgrade related to an infusion pump to improve its reliability in response to customer feedback. In addition, costs in the first quarter of 2011 were higher as a result of investments in a more extensive direct sales force.

Twelve-month backlog for Medical Devices is not as substantial relative to sales as in our other segments, reflecting the shorter order-to-shipment cycle for this line of business.

2012 Outlook for Medical Devices - We expect sales in Medical Devices to increase $3 million, or 2%, to $145 million in 2012. We expect sales increases from new product offerings, including increases of $5 million in pumps, partially offset by a $2 million decline in administration sets to a more typical level. We expect our operating margin to improve to 3.4% in 2012 as a result of a more favorable product mix and no longer having the costs from the 2011 voluntary infusion pump recall.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
(dollars in millions)	December 31, 2011	January 1, 2011	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$35.0	$58.3	$(23.3)	(40%)
Investing activities	(45.5)	(21.2)	(24.3)	(115%)
Financing activities	10.2	(44.3)	54.5	(123%)

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.

Operating activities

Net cash provided by operating activities was lower in 2012 compared to 2011, principally due to timing of billing and collections. In particular, invoicing on a military aircraft program went out late in the quarter as contract negotiations were being finalized. In addition, we paid out a larger amount of profit sharing in the first quarter of 2012 as a result of our higher full year 2011 earnings. Partially offsetting those declines were lower pension contributions as we had accelerated the payment of previously planned 2012 contributions into the fourth quarter of 2011.

Investing activities

Net cash used by investing activities in 2012 were higher as a result of $13 million used for the acquisition of Bradford Engineering for our Space and Defense Controls segment and $9 million more of capital expenditures, which includes construction of a new Aircraft Controls facility in Wolverhampton, U.K. Net cash used by investing activities in 2011 includes $18 million for capital expenditures and $3 million for one acquisition in the Aircraft Controls segment.

We expect our 2012 capital expenditures to increase to approximately $105 million. This increase is a result of investments in major program initiatives and facility expansions.

Financing activities

Net cash provided by financing activities in the first quarter of 2012 primarily reflects borrowings on our U.S. credit facility to fund the Bradford Engineering acquisition. The net cash used by financing activities in the first quarter of 2011 relates primarily to paydowns on our U.S. credit facility.

CAPITAL STRUCTURE AND RESOURCES

We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

Our largest credit facility is our U.S. credit facility, which matures on March 18, 2016. It consists of a $900 million revolver and had an outstanding balance of $344 million at December 31, 2011. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 150 basis points at December 31, 2011. The credit facility is secured by substantially all of our U.S. assets.

The U.S. credit facility contains various covenants. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt, including letters of credit, to EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $145 million for 2012 and increases by $10 million each year thereafter. We are in compliance with all covenants. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income.

We are required to obtain the consent of lenders of the U.S. credit facility before raising significant additional debt financing. In recent years, we have demonstrated our ability to secure consents to access debt markets. We have also been successful in accessing equity markets, from time to time. We believe that we will be able to obtain additional debt or equity financing as needed.

At December 31, 2011, we had $558 million of unused borrowing capacity, including $542 million from the U.S. credit facility after considering standby letters of credit.

Net debt to capitalization was 34% at December 31, 2011 and October 1, 2011.

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

Aerospace and Defense

Approximately 60% of our 2011 sales were generated in aerospace and defense markets. The military aircraft market is dependent on military spending for development and production programs. Production programs are typically long-term in nature, offering predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the F-35 Joint Strike Fighter, F/A-18E/F Super Hornet and V-22 Osprey. The large installed base of our products leads to attractive aftermarket sales and service opportunities. Future defense spending may moderate in the coming years as the Administration balances U.S. military commitments and needs with domestic spending. We believe, however, that we are well positioned on key strategic platforms that will not be severely impacted by any U.S. defense budget reductions.

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

Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2011 sales were denominated in foreign currencies. During the first quarter of 2012, foreign currencies fluctuated against the U.S. dollar compared to the first quarter of 2011, however the translation of the results of our foreign subsidiaries into U.S. dollars did not have a significant impact on our sales compared to the same period one year ago.

Cautionary Statement

Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include:

•	the markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate;

•	we operate in highly competitive markets with competitors who may have greater resources than we possess;

•

we depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs;

•	we make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings;

•	we enter into fixed-price contracts, which could subject us to losses if we have cost overruns;

•	if our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted;

•

contracting on government programs is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment;

•	the loss of Boeing or Lockheed Martin as a customer or a significant reduction in sales to either company could adversely impact our operating results;

•	if we are unable to adapt to technological change, demand for our products may be reduced;

•	our new product and research and development efforts may not be successful, which would result in a reduction in our sales and earnings;

•	our inability to adequately enforce our intellectual property rights or defend against assertions of infringement could prevent or restrict our ability to compete;

•	our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility;

•	significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our earnings, equity and pension funding requirements;

•	a write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth;

•	our sales and earnings growth may be reduced if we cannot implement our acquisition strategy;

•	we may incur losses and liabilities as a result of our acquisition strategy;

•	our operations in foreign countries expose us to political and currency risks and adverse changes in local, legal, tax and regulatory schemes;

•	government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business;

•

the failure or misuse or our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages;

•	future terror attacks, war or other civil disturbances could negatively impact our business;

•	our facilities could be damaged by catastrophes which could reduce our production capacity and result in a loss of customers;

•	our operations are subject to environmental laws, and complying with those laws may cause us to incur significant costs; and

•	we are involved in various legal proceedings, the outcome of which may be unfavorable to us.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Refer to the Company’s Annual Report on Form 10-K for the year ended October 1, 2011 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.

Item 4. Controls and Procedures.

(a)	Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended December 31, 2011.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (3)
October 2, 2011 - October 31, 2011	32	$32.66	—	—
November 1, 2011 - November 30, 2011	15,774	$40.02	—	—
December 1, 2011 - December 31, 2011	16,389	$42.57	—	1,000,000

Total	32,195	$41.31	—	1,000,000

(1)	Purchases consisted of shares of Class B common stock from the Moog Inc. Retirement Savings Plan as follows: October, 32 shares at $32.66 per share; November, 5,376 shares at $39.90 per share and December, 11,567 shares at $43.02 per share.
(2)	In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During November and December, we accepted delivery of 10,398 and 4,822 shares at $40.08 and $41.47 respectively in connection with the exercise of stock options.
(3)	In December 2011, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

Item 5. Other Information.

(a)	On February 6, 2012, the Board of Directors approved an amendment to the Moog Inc. Amended and Restated Supplemental Retirement Plan. This amendment provides for modified benefits to active participants in the Plan as of November 30, 2011, including our named executive officers. These benefits include modifying the definition of compensation used to calculate benefits, changes to the vesting rules and eliminating the reduction in benefits for early retirement under the Plan.

Item 6. Exhibits.

(a)	Exhibits

	10.1*	Amended and Restated Moog Inc. Supplemental Retirement Plan, as amended.

	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Condensed Statements of Earnings for the three months ended December 31, 2011 and January 1, 2011,

(ii) Consolidated Condensed Balance Sheets at December 31, 2011 and October 1, 2011, (iii) Consolidated Condensed Statements of Cash Flows for the three months ended December 31, 2011 and January 1, 2011 and (iv) Notes to Consolidated Condensed Financial Statements for the three months ended December 31, 2011.

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

Moog Inc.

(Registrant)

Date:	February 7, 2012	By	/s/ John R. Scannell
John R. Scannell
Chief Executive Officer (Principal Executive Officer)

Date:	February 7, 2012	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	February 7, 2012	By	/s/ Jennifer Walter
Jennifer Walter
Controller
(Principal Accounting Officer)