Form 10-Q
period 2012-03-31
MOOG INC
filed 2012-05-08
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 1-5129
_________________________________________
MOOG INC.
(Exact name of registrant as specified in its charter)
__________________________________________

New York State	16-0757636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
East Aurora, New York	14052-0018
(Address of principal executive offices)	(Zip Code)
Telephone number including area code: (716) 652-2000

Former name, former address and former fiscal year, if changed since last report.
_____________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer x Accelerated filer o Non-accelerated filer o Smaller reporting company o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

The number of shares outstanding of each class of common stock as of May 3, 2012 was:
Class A common stock, $1.00 par value 41,261,227 shares
Class B common stock, $1.00 par value 3,992,832 shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	March 31, 2012	October 1, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$125,815	$113,679
Receivables	710,125	655,805
Inventories	521,770	502,373
Other current assets	113,562	108,589
TOTAL CURRENT ASSETS	1,471,272	1,380,446
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $535,154 and $513,151 respectively	525,484	503,872
GOODWILL	748,400	735,021
INTANGIBLE ASSETS, net	194,029	197,545
OTHER ASSETS	33,561	26,083
TOTAL ASSETS	$2,972,746	$2,842,967
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$93,747	$9,283
Current installments of long-term debt	365	1,407
Accounts payable	173,322	165,893
Customer advances	107,168	97,331
Contract loss reserves	40,090	45,173
Other accrued liabilities	228,830	227,303
TOTAL CURRENT LIABILITIES	643,522	546,390
LONG-TERM DEBT, excluding current installments
Senior debt	274,634	336,161
Senior subordinated notes	378,588	378,596
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	334,276	331,050
DEFERRED INCOME TAXES	58,544	56,729
OTHER LONG-TERM LIABILITIES	2,041	2,150
TOTAL LIABILITIES	1,691,605	1,651,076
SHAREHOLDERS' EQUITY
Common stock	51,280	51,280
Other shareholders' equity	1,229,861	1,140,611
TOTAL SHAREHOLDERS' EQUITY	1,281,141	1,191,891
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,972,746	$2,842,967
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
NET SALES	$624,970	$574,226	$1,225,588	$1,128,660
COST OF SALES	440,540	406,966	856,023	796,847
GROSS PROFIT	184,430	167,260	369,565	331,813
Research and development	26,897	28,154	56,087	51,629
Selling, general and administrative	97,697	87,504	193,495	173,345
Interest	8,636	8,970	17,182	18,181
Other	1,411	(673)	63	(427)
EARNINGS BEFORE INCOME TAXES	49,789	43,305	102,738	89,085
INCOME TAXES	14,368	12,690	30,944	25,063
NET EARNINGS	$35,421	$30,615	$71,794	$64,022

NET EARNINGS PER SHARE
Basic	$0.78	$0.67	$1.59	$1.41
Diluted	$0.77	$0.66	$1.57	$1.39

AVERAGE COMMON SHARES OUTSTANDING

Basic	45,227,921	45,419,121	45,219,828	45,404,006
Diluted	45,781,587	46,058,991	45,730,777	45,982,772
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
NET EARNINGS	$35,421	$30,615	$71,794	$64,022
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	15,293	21,040	7,262	15,725
Retirement liability adjustment	2,832	1,787	5,522	3,965
Change in accumulated loss on derivatives	301	(176)	87	(134)
	18,426	22,651	12,871	19,556
COMPREHENSIVE INCOME	$53,847	$53,266	$84,665	$83,578

See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc. Consolidated Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended
(dollars in thousands)	March 31, 2012	April 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$71,794	$64,022
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	32,026	31,873
Amortization	16,543	15,099
Provisions for non-cash losses on contracts, inventories and receivables	30,043	32,119
Equity-based compensation expense	4,790	5,175
Other	(1,243)	1,576
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(47,983)	(17,581)
Inventories	(25,449)	(30,843)
Accounts payable	4,567	(5,144)
Customer advances	8,787	4,542
Accrued expenses	(30,903)	(28,844)
Accrued income taxes	3,690	11,769
Pension assets and liabilities	12,573	(4,577)
Other assets and liabilities	(3,845)	(3,241)
NET CASH PROVIDED BY OPERATING ACTIVITIES	75,390	75,945

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(25,673)	(3,073)
Purchase of property, plant and equipment	(53,720)	(34,888)
Other investing transactions	(5,103)	160
NET CASH USED BY INVESTING ACTIVITIES	(84,496)	(37,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing (repayments) of short term borrowings	85,205	(505)
Net repayments of revolving lines of credit	(62,827)	(39,798)
Payments on long-term debt	(1,096)	(7,066)
Excess tax benefits from equity-based payment arrangements	368	135
Other financing transactions	(1,023)	(5,770)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	20,627	(53,004)

Effect of exchange rate changes on cash	615	2,459
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,136	(12,401)
Cash and cash equivalents at beginning of period	113,679	112,421
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,815	$100,020

CASH PAID FOR:
Interest	$16,525	$17,629
Income taxes, net of refunds	29,156	10,939
See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG Inc.
Notes to Consolidated Condensed Financial Statements
Six Months Ended March 31, 2012
(Unaudited)
(dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the six months ended March 31, 2012 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 1, 2011. All references to years in these financial statements are to fiscal years.

Note 2 - Acquisitions

During the six months ended March 31, 2012, we completed two business combinations. We completed one business combination in our Components segment by acquiring Protokraft, LLC, based in Tennessee, for $12,500 in cash and contingent consideration with an initial fair value of $4,438. Protokraft designs and manufacturers opto-electronic transceivers, ethernet switches and media converters packaged into rugged, environmentally-sealed connectors. We also completed one business combination in our Space and Defense Controls segment by acquiring Bradford Engineering, based in the Netherlands, for $13,173 in cash. Bradford is a developer and manufacturer of satellite equipment including attitude control, propulsion and thermal control subsystems. The purchase price allocations for both Bradford and Protokraft are based on preliminary estimates of fair value of assets acquired and liabilities assumed and are subject to subsequent adjustment as we obtain additional information for our estimates during the measurement period.

In 2011, we completed three business combinations within two of our segments. We completed two business combinations within our Aircraft Controls segment, both of which are located in the U.S. We acquired Crossbow Technology Inc., based in California, for $31,999, net of cash acquired. Crossbow designs and manufactures acceleration sensors that are integrated into inertial navigation and guidance systems used in a variety of aerospace, defense and transportation applications. We also acquired a business that complements our military aftermarket business for $2,373 in cash. We completed one business combination within our Components segment by acquiring Animatics Corporation, based in California. The purchase price, net of cash acquired, was $24,091, which includes 467,749 shares of Moog Class A common stock valued at $18,785 on the day of closing and $1,837 of debt assumed. Animatics supplies integrated servos, linear actuators and control electronics that are used in a variety of industrial, medical and defense applications. The purchase price allocations were completed in the second quarter of 2012.

Note 3 - Receivables

On March 5, 2012, the Company entered into a trade receivables securitization facility (the Securitization Program). Under the Securitization Program, the Company securitizes certain trade receivables in transactions that are accounted for as secured borrowings. The Company maintains a subordinated interest in a portion of the pool of trade receivables that are securitized. The retained interest, which is included in Receivables in the Consolidated Condensed Balance Sheets, is recorded at fair value, which approximates the total amount of the designated pool of accounts receivable. Refer to Note 6, Indebtedness, for additional disclosures related to the Securitization Program.

Note 4 - Inventories

	March 31, 2012	October 1, 2011
Raw materials and purchased parts	$186,618	$197,347
Work in progress	265,195	235,428
Finished goods	69,957	69,598
Total	$521,770	$502,373

Note 5 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Balance as of October 1, 2011	Acquisitions	Adjustment To Prior Year Acquisitions	Foreign Currency Translation	Balance as of March 31, 2012
Aircraft Controls	$194,052	$—	$(3,865)	$1,718	$191,905
Space and Defense Controls	121,416	5,224	—	95	126,735
Industrial Systems	120,834	—	—	252	121,086
Components	172,531	8,734	(147)	1,407	182,525
Medical Devices	126,188	—	—	(39)	126,149
Total	$735,021	$13,958	$(4,012)	$3,433	$748,400

The components of acquired intangible assets are as follows:

		March 31, 2012		October 1, 2011
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	10	$166,934	$(72,790)	$159,861	$(64,420)
Program-related	18	66,611	(11,592)	64,887	(9,163)
Technology-related	9	64,213	(32,205)	61,276	(28,876)
Marketing-related	9	24,402	(14,994)	23,669	(13,828)
Contract-related	3	3,328	(2,770)	3,238	(2,156)
Artistic-related	10	25	(25)	25	(25)
Acquired intangible assets	11	$325,513	$(134,376)	$312,956	$(118,468)

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

Amortization of acquired intangible assets was $7,622 and $15,293 for the three and six months ended March 31, 2012 and $7,012 and $13,956 for the three and six months ended April 2, 2011. Based on acquired intangible assets recorded at March 31, 2012, amortization is expected to be approximately $31,175 in 2012, $27,556 in 2013, $24,967 in 2014, $21,924 in 2015 and $19,994 in 2016.

Note 6 - Indebtedness

Short-term borrowings consist of:

	March 31, 2012	October 1, 2011
Securitization program	$83,500	$—
Lines of credit	8,447	8,426
Other short-term debt	1,800	857
Short-term borrowings	$93,747	$9,283

On March 5, 2012, the Company entered into a trade receivables securitization facility (the Securitization Program). The Securitization Program, which matures on March 4, 2013, effectively increases the Company's borrowing capacity by up to $100,000. Under the Securitization Program, the Company sells certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms.

The Company utilizes proceeds from the Securitization Program as an alternative to other forms of debt, effectively reducing borrowing costs. Interest rates for the Securitization Program are based on prevailing market rates for short-term commercial paper plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.

The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

Note 7 - Product Warranties

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Warranty accrual at beginning of period	$18,552	$16,305	$19,247	$14,856
Additions from acquisitions	40	—	40	—
Warranties issued during current period	2,501	3,597	4,261	6,746
Adjustments to pre-existing warranties	(331)	397	(305)	390
Reductions for settling warranties	(3,186)	(2,063)	(5,545)	(3,643)
Foreign currency translation	144	334	22	221
Warranty accrual at end of period	$17,720	$18,570	$17,720	$18,570

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
Derivatives designated as hedging instruments

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. There were no outstanding interest rate swaps at March 31, 2012.

We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $24,115 at March 31, 2012. These contracts mature at various times through the fourth quarter of 2013.

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

Activity in AOCI related to these derivatives is summarized below:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Balance at beginning of period	$(379)	$186	$(165)	$144
Net deferral in AOCI of derivatives:
Net increase (decrease) in fair value of derivatives	426	(158)	195	45
Tax effect	(146)	61	(72)	(15)
	280	(97)	123	30
Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	21	(128)	(72)	(255)
Tax effect	—	49	36	91
	21	(79)	(36)	(164)
Balance at end of period	$(78)	$10	$(78)	$10

Activity and classification of derivatives are as follows:

		Net deferral in AOCI of derivatives (effective portion)
		Three Months Ended		Six Months Ended
	Statement of earnings classification	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Interest rate swaps	Interest expense	$—	$(30)	$—	$(58)
Foreign currency forwards	Cost of sales	426	(128)	195	103
Net gain (loss)		$426	$(158)	$195	$45

		Net reclassification from AOCI into earnings (effective portion)
		Three Months Ended		Six Months Ended
	Statement of earnings classification	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Interest rate swaps	Interest expense	$—	$(105)	$(67)	$(210)
Foreign currency forwards	Cost of sales	(21)	233	139	465
Net (loss) gain		$(21)	$128	$72	$255

Derivatives not designated as hedging instruments
We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $164,654 at March 31, 2012. The foreign currency forwards are recorded in the consolidated balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded the following gains and losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net gain (loss)	$811	$1,648	$(571)	$(675)

Summary of derivatives

The fair value and classification of derivatives on the consolidated balance sheets are summarized as follows:

		March 31, 2012	October 1, 2011
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$16	$25
		$16	$25
Foreign currency forwards	Other accrued liabilities	$113	$143
Foreign currency forwards	Other long-term liabilities	12	81
Interest rate swaps	Other accrued liabilities	—	102
		$125	$326
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$308	$1,524
		$308	$1,524
Foreign currency forwards	Other accrued liabilities	$2,252	$2,640
		$2,252	$2,640

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

Our derivatives are valued using various pricing models or discounted cash flow analyses that incorporate observable market data, such as interest rate yield curves and currency rates, classified as Level 2 within the valuation hierarchy. Our Level 3 fair value liabilities represent contingent consideration recorded for acquisitions to be paid if various financial targets are met. The amounts recorded were calculated for each payment scenario in each period using an estimate of the probability of the future cash outflows. The varying contingent payments were then discounted to the present value at the weighted average cost of capital. Fair value is assessed on a quarterly basis, or whenever events or circumstances change that indicates an adjustment is required. The assessment includes an evaluation of the performance of the acquired business compared to previous expectations, changes to future projections and the probability of achieving the earn out targets.

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of March 31, 2012:

	Classification	Level 1	Level 2	Level 3	Total

Foreign currency forwards	Other current assets	$—	$324	$—	$324
		$—	$324	$—	$324
Foreign currency forwards	Other accrued liabilities	$—	$2,365	$—	$2,365
Foreign currency forwards	Other long-term liabilities	—	12	—	12
Acquisition contingent consideration	Other accrued liabilities	—	—	4,713	4,713
Acquisition contingent consideration	Other long-term liabilities	—	—	1,230	1,230
		$—	$2,377	$5,943	$8,320

The following is a roll forward of financial liabilities classified as Level 3 within the fair value hierarchy related to contingent consideration for acquisitions:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Balance at beginning of period	$1,990	$3,304	$1,990	$3,112
Additions from acquisitions	4,438	—	4,438	—
Increase in discounted future cash flows recorded as interest expense	44	107	88	299
Decrease in earn out provisions recorded as other income	(529)	(995)	(573)	(995)
Balance at end of period	$5,943	$2,416	$5,943	$2,416

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At March 31, 2012, the fair value of long-term debt was $667,406 compared to its carrying value of $653,587. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$5,837	$5,642	$11,674	$11,284
Interest cost	7,446	7,171	14,892	14,342
Expected return on plan assets	(10,492)	(9,772)	(20,984)	(19,544)
Amortization of prior service cost	2	2	4	4
Amortization of actuarial loss	4,256	2,823	8,512	5,646
Pension expense for defined benefit plans	7,049	5,866	14,098	11,732
Pension expense for defined contribution plans	2,150	1,678	4,197	3,225
Total pension expense for U.S. plans	$9,199	$7,544	$18,295	$14,957

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$1,005	$1,188	$2,021	$2,360
Interest cost	1,502	1,553	2,969	3,079
Expected return on plan assets	(972)	(971)	(1,925)	(1,925)
Amortization of prior service credit	(13)	(14)	(29)	(28)
Amortization of actuarial loss	217	385	435	763
Pension expense for defined benefit plans	1,739	2,141	3,471	4,249
Pension expense for defined contribution plans	1,218	1,102	2,416	2,249
Total pension expense for non-U.S. plans	$2,957	$3,243	$5,887	$6,498

Net periodic benefit costs for post-retirement health care benefit plan consists of:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Service cost	$82	$122	$164	$245
Interest cost	196	275	392	551
Amortization of transition obligation	99	99	198	198
Amortization of actuarial loss	—	149	—	298
Total periodic post-retirement benefit cost	$377	$645	$754	$1,292

Activity in AOCI related to U.S. pension plans, non-U.S. pension plans and post-retirement health care benefit plans is summarized below:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Balance at beginning of period	$(231,438)	$(180,158)	$(234,128)	$(182,336)
Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	4,529	3,051	8,918	6,492
Tax effect	(1,697)	(1,264)	(3,396)	(2,527)
	2,832	1,787	5,522	3,965
Balance at end of period	$(228,606)	$(178,371)	$(228,606)	$(178,371)

Actual contributions for the six months ended March 31, 2012 and anticipated additional 2012 contributions to our defined benefit pension are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$513	$4,779	$5,292
Anticipated	472	2,909	3,381
	$985	$7,688	$8,673

Note 11 - Income Taxes

The effective tax rates of 28.9% and 30.1% for the three and six months ended March 31, 2012 and 29.3% and 28.1% for the three and six months ended April 2, 2011 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 12 - Shareholders’ Equity

The changes in shareholders’ equity for the six months ended March 31, 2012 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning and end of period	$51,280	43,534,575	7,745,138
Conversion of Class B to Class A	—	13,261	(13,261)
End of Period	51,280	43,547,836	7,731,877

ADDITIONAL PAID-IN CAPITAL
Beginning of period	412,370
Equity-based compensation expense	4,790
Issuance of treasury shares at more than cost	817
Adjustment to market - SECT, and other	4,292
End of period	422,269

RETAINED EARNINGS
Beginning of period	1,016,754
Net earnings	71,794
End of period	1,088,548

TREASURY STOCK
Beginning of period	(74,479)	(2,393,039)	(3,305,971)
Issuance of treasury shares	618	115,915	—
Purchase of treasury shares	(831)	(20,131)	—
End of period	(74,692)	(2,297,255)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(13,090)		(395,470)
Purchase of shares	(1,176)		(27,567)
Adjustment to market - SECT	(3,925)		—
End of period	(18,191)	—	(423,037)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of period	(200,944)
Other comprehensive income	12,871
End of period	(188,073)
TOTAL SHAREHOLDERS' EQUITY	$1,281,141	41,250,581	4,002,869

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

	March 31, 2012	October 1, 2011
Cumulative foreign currency translation adjustment	$40,611	$33,349
Accumulated retirement liability adjustments	(228,606)	(234,128)
Accumulated loss on derivatives	(78)	(165)
Accumulated other comprehensive loss	$(188,073)	$(200,944)

Note 13 - Stock Employee Compensation Trust

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

Note 14 - Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Weighted-average shares outstanding - Basic	45,227,921	45,419,121	45,219,828	45,404,006
Dilutive effect of equity-based awards	553,666	639,870	510,949	578,766
Weighted-average shares outstanding - Diluted	45,781,587	46,058,991	45,730,777	45,982,772

Note 15 - Segment Information

Below are sales and operating profit by segment for the three and six months ended March 31, 2012 and
April 2, 2011 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Six Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Net sales:
Aircraft Controls	$236,388	$206,030	$467,468	$401,981
Space and Defense Controls	89,811	87,791	178,205	183,537
Industrial Systems	168,015	155,851	326,100	299,596
Components	95,643	90,348	183,790	176,699
Medical Devices	35,113	34,206	70,025	66,847
Net sales	$624,970	$574,226	$1,225,588	$1,128,660
Operating profit (loss) and margins:
Aircraft Controls	$22,783	$19,168	$47,610	$39,363
	9.6%	9.3%	10.2%	9.8%
Space and Defense Controls	9,903	13,083	22,646	28,898
	11.0%	14.9%	12.7%	15.7%
Industrial Systems	19,272	15,858	35,098	30,265
	11.5%	10.2%	10.8%	10.1%
Components	13,479	13,255	28,508	28,058
	14.1%	14.7%	15.5%	15.9%
Medical Devices	1,489	(1,504)	3,087	(2,995)
	4.2%	(4.4)%	4.4%	(4.5)%
Total operating profit	66,926	59,860	136,949	123,589
	10.7%	10.4%	11.2%	11.0%
Deductions from operating profit:
Interest expense	8,636	8,970	17,182	18,181
Equity-based compensation expense	685	1,742	4,790	5,175
Corporate expenses and other	7,816	5,843	12,239	11,148
Earnings before income taxes	$49,789	$43,305	$102,738	$89,085

Note 16 - Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) – Improving Disclosures About Fair Value Measurements.” This amendment requires separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this standard in the first quarter of 2012. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles - Goodwill and Other (ASC Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This amendment modifies the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts, and it requires performing Step 2 if qualitative factors indicate that it is more likely than not that an impairment exists. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Any goodwill impairment resulting from the initial adoption of the amendments should be recorded as a cumulative effect adjustment to beginning retained earnings. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. We adopted this standard in the first quarter of 2012. The adoption of this new guidance did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (ASC Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.” This amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted this standard in the first quarter of 2012. Other than requiring additional disclosures, the adoption of this amendment did not have a material impact on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amendments also change certain fair value measurement principles and enhance the disclosure requirements, particularly for Level 3 fair value measurements. The amendments are effective during interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. We adopted this standard during the second quarter of 2012. Other than requiring additional disclosures, the adoption of this amendment did not have a material impact on our consolidated financial statements.
In July 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The amendment eliminates the option to present other comprehensive income and its components in the statement of stockholders’ equity. The amendment requires all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment, which must be applied retrospectively, is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted this standard during the second quarter of 2012. Other than requiring a change in the format of our financial statement presentation, the adoption of this amendment did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments of 2011-05.” The amendment allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the guidance in place prior to the issuance of ASU No. 2011-05. While the Board is considering the operational concerns about presentation requirements for reclassification adjustments, it stated that the deferral did not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendment, which must be applied retrospectively, is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted this standard during the second quarter of 2012. The adoption of this amendment did not have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended October 1, 2011. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.

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

During the six months ended March 31, 2012, we completed two business combinations. We completed one business combination in our Components segment by acquiring Protokraft, LLC, based in Tennessee, for $13 million plus contingent consideration with an initial fair value of $4 million. Protokraft designs and manufacturers opto-electronic transceivers, ethernet switches and media converters packaged into rugged, environmentally-sealed connectors. We also completed one business combination in our Space and Defense Controls segment by acquiring Bradford Engineering, based in the Netherlands, for $13 million. Bradford is a developer and manufacturer of satellite equipment including attitude control, propulsion and thermal control subsystems.

In 2011, we completed three business combinations within two of our segments. We completed two business combinations within our Aircraft Controls segment, both of which are located in the U.S. We acquired Crossbow Technology Inc., based in California, for $32 million. Crossbow designs and manufactures acceleration sensors that are integrated into inertial navigation and guidance systems used in a variety of aerospace, defense and transportation applications. We also acquired a business that complements our military aftermarket business for $2 million. We completed one business combination within our Components segment by acquiring Animatics Corporation, based in California. The purchase price was $24 million, which includes 467,749 shares of Moog Class A common stock valued at $19 million on the day of closing. Animatics supplies integrated servos, linear actuators and control electronics that are used in a variety of industrial, medical and defense applications.

CRITICAL ACCOUNTING POLICIES

On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, revenue recognition on long-term contracts, reserves for inventory valuation, contract loss reserves, reviews for impairment of goodwill, purchase price allocations for business combinations, pension assumptions and deferred tax asset valuation allowances.

There have been no material changes in critical accounting policies in the current year from those disclosed in our 2011 Annual Report filed on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended				Six Months Ended
(dollars in millions, except per share data)	March 31, 2012	April 2, 2011	$ Variance	% Variance	March 31, 2012	April 2, 2011	$ Variance	% Variance
Net sales	$625.0	$574.2	$50.8	9%	$1,225.6	$1,128.7	$96.9	9%
Gross margin	29.5%	29.1%			30.2%	29.4%
Research and development expenses	$26.9	$28.2	$(1.3)	(4)%	$56.1	$51.6	$4.5	9%
Selling, general and administrative expenses as a percentage of sales	15.6%	15.2%			15.8%	15.3%
Interest expense	$8.6	$9.0	$(0.4)	(4)%	$17.2	$18.2	$(1.0)	(5)%
Effective tax rate	28.9%	29.3%			30.1%	28.1%
Net earnings	$35.4	$30.6	$4.8	16%	$71.8	$64.0	$7.8	12%
Diluted earnings per share	$0.77	$0.66	$0.11	17%	$1.57	$1.39	$0.18	13%

Net sales increased in the second quarter of 2012 compared to 2011. Sales increased in each of our segments with the largest increases coming from Aircraft Controls and Industrial Systems.

Net sales also increased in the first half of 2012 compared to 2011 with contributions from four of our five segments. The largest increases were in Aircraft Controls, Industrial Systems and Components.

Our gross margin was stronger in the second quarter of 2012 compared to the same period last year. We had stronger gross margins in each of our segments except Space and Defense Controls, which was negatively impacted by sales mix. Our gross margin was also stronger in the first half of 2012 compared to 2011, reflecting contract loss reserve charges that were $5 million less in the first half of 2012 compared to 2011, primarily within Aircraft Controls.

Research and development expenses decreased in the second quarter of 2012 due to reimbursements negotiated on commercial transport programs, offset by increased activity on the Airbus A350 program. The increase in research and development expenses for the first half of 2012 was mainly attributable to increased activity on the Airbus A350 program, partially offset by the commercial transport reimbursements in the second quarter of 2012.

Selling, general and administrative expenses as a percentage of sales were higher in the second quarter of 2012 and in the first half of 2012 compared to 2011. The increase was largely due to a move to a newly constructed facility in the U.K. within our Aircraft Controls segment.

Interest expense decreased in the second quarter and first half of 2012 compared to the same periods in 2011 mostly as a result of lower interest rates.

The effective tax rate for the second quarter of 2012 is lower than the same period last year primarily due to increased earnings in countries with lower tax rates. The effective tax rate for the first half of 2012 is higher than the first half of 2011 due to the expiration of a foreign tax credit as a result of a tax law change. In addition, the first quarter of 2011 included a catch up adjustment for research and development tax credits due to delayed passage of the legislation in 2010.

2012 Outlook – We expect sales in 2012 to increase $143 million, or 6%, to approximately $2.47 billion with increases in all of our segments. We expect operating margins to improve to 11.3% in 2012 compared to 10.6% in 2011 with increases in all of our segments except for Space and Defense Controls. We expect net earnings to increase to $152 million and diluted earnings per share to increase by 12% to $3.31.

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

Aircraft Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	March 31, 2012	April 2, 2011	$ Variance	% Variance	March 31, 2012	April 2, 2011	$ Variance	% Variance
Net sales - military aircraft	$142.8	$130.5	$12.3	9%	$285.6	$250.5	$35.1	14%
Net sales - commercial aircraft	93.6	75.6	18.0	24%	181.9	151.5	30.4	20%
	$236.4	$206.1	$30.3	15%	$467.5	$402.0	$65.5	16%
Operating profit	$22.8	$19.2	$3.6	19%	$47.6	$39.4	$8.2	21%
Operating margin	9.6%	9.3%			10.2%	9.8%
Backlog					$672.3	$569.0	$103.3	18%

In the second quarter of 2012, military OEM sales drove the increase in military aircraft sales. This sales increase included $4 million as production ramped up on the F-35 and $3 million for increased activity on the V-22. Commercial OEM sales experienced growth across all major platforms. Specifically, sales to Boeing increased $5 million and sales to Airbus increased $3 million. Sales for business jets increased $3 million, despite minimal Hawker 4000 sales in the second quarter of 2012.

Through six months of 2012, military aircraft sales increased compared to the first six months of 2011. Military OEM sales accounted for nearly all of the increase, with strong sales from the F-35 program and foreign military sales. Sales for commercial aircraft increased to both OEM and aftermarket customers.

Our operating margin for Aircraft Controls increased slightly in the second quarter and first half of 2012 compared to the same periods a year ago. Research and development expenses decreased after negotiating reimbursements on commercial aircraft transport programs, but were offset by increased moving expenses related to our newly constructed Wolverhampton building. In addition, for the first half of the year, the operating margin increased as we had lower additions to contract loss reserves.

The higher level of twelve-month backlog for Aircraft Controls at March 31, 2012 reflects strong commercial orders.

2012 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 11% to $942 million in 2012. Military aircraft sales are expected to increase 9% to $576 million due to increases on F-35 production and foreign military sales. Commercial aircraft sales are expected to increase 14% to $365 million related to increased production rates for Boeing, Airbus, engines and business jets, as well as higher aftermarket sales. We expect our operating margin to increase to 11.0% in 2012, reflecting incremental contribution on higher sales.

Space and Defense Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	March 31, 2012	April 2, 2011	$ Variance	% Variance	March 31, 2012	April 2, 2011	$ Variance	% Variance
Net sales	$89.8	$87.8	$2.0	2%	$178.2	$183.5	$(5.3)	(3)%
Operating profit	$9.9	$13.1	$(3.2)	(24)%	$22.6	$28.9	$(6.3)	(22)%
Operating margin	11.0%	14.9%			12.7%	15.7%
Backlog					$203.8	$205.4	$(1.6)	(1)%

Space and Defense Controls sales increased slightly in the second quarter of 2012 compared to the second quarter of 2011. Sales in the space market increased $13 million, largely attributable to increased work for United Launch Alliance on the common thrust vector control system for the Delta IV and Atlas V next generation rockets and the acquisition of Bradford Engineering. Sales within the defense market decreased $3 million as last year included activity on a large stores management application. Sales within security decreased $6 million due to the wind down of Driver Vision Enhancer (DVE) activity that was closely tied to U.S. overseas conflicts.

Space and Defense Controls sales decreased slightly in the first half of 2012 compared to the first half of 2011. Sales in the space market increased $22 million as we received approval to proceed on certain programs. However, the defense and security markets decreased $27 million. We benefited from both strong volume on the DVE program in 2011 as well as a stores management program shipment in the first quarter of 2011.

The operating margin decreased in the second quarter of 2012 due to the mix of sales. The second quarter of 2012 saw an increase in sales of cost-plus launch vehicle programs, which typically carry lower margins, and a decrease in DVE sales, which were more profitable at last year's higher volume. The operating margin in the first half of 2012 also decreased compared to the first half of 2011. Results in 2011 included strong volume and profit rate contributions on the DVE program and the stores management application.

The level of twelve-month backlog at March 31, 2012 is relatively flat when compared to the backlog at March 31, 2011. This reflects a decline in DVE backlog and is partially offset by the acquisition of Bradford Engineering, which was completed in December 2011.

2012 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase $9 million, or 3%, to $365 million in 2012. This reflects increased launch vehicle activity and the Bradford Engineering acquisition, offset by lower sales in the security and defense markets. We expect our operating margin will return to a more normal level of 12.2% compared to the 13.8% in 2011, which benefited from a favorable product mix.

Industrial Systems

	Three Months Ended				Six Months Ended
(dollars in millions)	March 31, 2012	April 2, 2011	$ Variance	% Variance	March 31, 2012	April 2, 2011	$ Variance	% Variance
Net sales	$168.0	$155.9	$12.1	8%	$326.1	$299.6	$26.5	9%
Operating profit	$19.3	$15.9	$3.4	21%	$35.1	$30.3	$4.8	16%
Operating margin	11.5%	10.2%			10.8%	10.1%
Backlog					$268.5	$264.3	$4.2	2%

Net sales in Industrial Systems increased $12 million in the second quarter of 2012, all within the simulation and test market. Test sales increased $7 million due to specific automotive and aerospace projects, while simulation sales increased $5 million due to increased market demand for flight training. For the same period, both energy and industrial automation markets were flat compared to the second quarter of 2011. Within energy, sales shifted from wind, which decreased $4 million mostly in China, to oil and gas exploration, which was up $4 million.

For the first half of 2012, net sales in Industrial Systems increased across our three major markets. Sales increased in simulation and test by $19 million, with the increase split evenly. Industrial automation increased $5 million. Energy increased $3 million as sales associated with oil and gas exploration more than offset a decrease in sales for wind energy.

Our operating margin increased in the second quarter and first half of 2012. The improvement is attributable to higher sales volumes.

The twelve-month backlog for Industrial Systems at March 31, 2012 is comparable to March 31, 2011.

2012 Outlook for Industrial Systems – We expect sales in Industrial Systems to increase 3% to $650 million in 2012. We expect strong increases from the simulation and test market and a moderate increase in the energy market. Partially offsetting those increases is a decline in industrial automation related in part to foreign currency translation. We expect that our operating margin will increase to 10.5% in 2012, resulting from the higher sales volume.

Components

	Three Months Ended				Six Months Ended
(dollars in millions)	March 31, 2012	April 2, 2011	$ Variance	% Variance	March 31, 2012	April 2, 2011	$ Variance	% Variance
Net sales	$95.6	$90.3	$5.3	6%	$183.8	$176.7	$7.1	4%
Operating profit	$13.5	$13.3	$0.2	2%	$28.5	$28.1	$0.4	1%
Operating margin	14.1%	14.7%			15.5%	15.9%
Backlog					$167.4	$168.7	$(1.3)	(1)%

Net sales in Components increased in our non-aerospace and defense markets in the second quarter of 2012 compared to the second quarter of 2011. Sales increased $4 million in the marine market, driven by off-shore oil exploration sales, while sales in both industrial and medical markets increased slightly. The industrial market increased $2 million and was entirely driven by the Animatics acquisition. Offsetting the increases was a $2 million decrease within the space and defense market, which is suffering from a shift in the U.S. defense spending priorities as the overseas operations wind down.

The incremental sales in the first half of 2012 compared to 2011 is primarily attributable to the Animatics acquisition completed in the third quarter of 2011. Sales in marine and medical each increased $4 million; however, sales decreased $4 million in aircraft and $1 million in space and defense reflecting the slowdown in U.S. defense spending.

Our operating margin is slightly lower in the second quarter and first half of 2012 due to a less favorable sales mix.

The twelve-month backlog at March 31, 2012 compared to March 31, 2011 is essentially flat. This mix changed with increased orders in our marine business, offset by slowing demand for space and defense controls and military aircraft programs.

2012 Outlook for Components – We expect sales in Components to increase by $19 million, or 5%, to $372 million in 2012. We expect growth will come in our industrial markets, half of which is attributable to our Animatics acquisition. We expect our operating margin in 2012 to be 15.5%, higher than in 2011 due to a technology investment write-off in 2011.

Medical Devices

	Three Months Ended				Six Months Ended
(dollars in millions)	March 31, 2012	April 2, 2011	$ Variance	% Variance	March 31, 2012	April 2, 2011	$ Variance	% Variance
Net sales	$35.1	$34.2	$0.9	3%	$70.0	$66.9	$3.1	5%
Operating profit (loss)	$1.5	$(1.5)	$3.0	(200)%	$3.1	$(3.0)	$6.1	(203)%
Operating margin	4.2%	(4.4%)			4.4%	(4.5)%
Backlog					$21.4	$9.4	$12.0	128%

Net sales in Medical Devices were flat comparing the second quarter of 2012 to 2011. We experienced a slight shift in the mix of sales as pumps and administration sets increased while handpieces decreased. In the first half of 2012, sales of pumps and administration sets both increased and were partially offset by a decrease in sales of handpieces.

Our operating margin in the second quarter of 2012 is comparable to the first quarter of 2012 and the second half of 2011. The increase in our operating margin in the second quarter of 2012 and first half of 2012 reflects our improved internal operational and quality systems. Additionally, the first half of 2011 included a $1 million reserve in connection with a voluntary software upgrade related to an infusion pump to improve its reliability in response to customer feedback.

Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.

2012 Outlook for Medical Devices – We expect sales in Medical Devices to increase $3 million, or 2%, to $145 million in 2012. We expect administration sets will drive the increase based on our installed product base. We expect our operating margin to improve to 4.2% in 2012 as a result of a more favorable product mix and as we are no longer incurring costs from our 2011 voluntary infusion pump recall.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
(dollars in millions)	March 31, 2012	April 2, 2011	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$75.4	$75.9	$(0.5)	(1)%
Investing activities	(84.5)	(37.8)	(46.7)	124%
Financing activities	20.6	(53.0)	73.6	(139)%

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.

Operating activities

Net cash provided by operating activities was about the same in 2012 compared to 2011. We benefited from higher net earnings adjusted for non-cash charges in the first half of 2012 compared to the same period in 2011. We also had lower pension contributions as we had accelerated the payment of previously planned 2012 contributions into the fourth quarter of 2011. These factors were offset by the timing of billings and collections of our receivables.

Investing activities

Net cash used by investing activities in 2012 was higher as a result of two current year acquisitions as well as increased capital expenditures. In 2012, we paid $26 million for acquisitions compared to $3 million in 2011. Additionally in 2012, capital expenditures were $54 million compared to $35 million in 2011, largely as a result of a newly constructed facility in our Aircraft Controls segment.

We expect our 2012 capital expenditures to increase to approximately $105 million. This increase is a result of investments in major program initiatives and facility expansions.

Financing activities

Net cash provided by financing activities in the first half of 2012 primarily reflects borrowings on our U.S. credit facility to fund our acquisitions. The net cash used by financing activities in the first half of 2011 relates primarily to paydowns on our U.S. credit facility.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2011 Form 10-K, with the exception of our trade receivables securitization facility. On March 5, 2012, we entered into a trade receivables securitization facility, which increased our amounts due under short-term borrowings by $84 million and decreased our amounts due under long-term debt by a corresponding amount. Refer to Capital Structure and Resources for additional information.

CAPITAL STRUCTURE AND RESOURCES

We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

Our largest credit facility is our U.S. credit facility, which matures on March 18, 2016. It consists of a $900 million revolver and had an outstanding balance of $271 million at March 31, 2012. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 150 basis points at March 31, 2012. The credit facility is secured by substantially all of our U.S. assets.

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

At March 31, 2012, we had $632 million of unused borrowing capacity, including $616 million from the U.S. credit facility after considering standby letters of credit.

On March 5, 2012, we entered into a trade receivables securitization facility (the "Securitization Program"), which terminates on March 4, 2013. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to under the U.S. credit facility. We had an outstanding balance of approximately $84 million at March 31, 2012. The Securitization Program reduced the amount outstanding under our U.S. credit facility and increased the amount of short-term borrowings. Interest on the secured borrowings under the Securitization Program is based on prevailing market rates for short-term commercial paper plus an applicable margin, which was 92 basis points at March 31, 2012.

Net debt to capitalization was 33% at March 31, 2012 and 34% at October 1, 2011. The decrease in net debt to capitalization is primarily due to debt reductions associated with our positive cash flow and net earnings in the first six months of 2012.

We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.

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

Aerospace and Defense

Approximately 60% of our 2011 sales were generated in aerospace and defense markets. The military aircraft market is dependent on military spending for development and production programs. Production programs are typically long-term in nature, offering predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the F-35 Joint Strike Fighter, F/A-18E/F Super Hornet and V-22 Osprey. The large installed base of our products leads to attractive aftermarket sales and service opportunities. Future defense spending may moderate in the coming years as the U.S. government balances U.S. military commitments and needs with domestic spending. We believe, however, that we are well positioned on key strategic platforms that will not be severely impacted by any U.S. defense budget reductions.

Global demand for air travel generally follows economic growth and, therefore, the commercial OEM market has historically exhibited cyclical swings. The aftermarket is driven by usage of the existing aircraft fleet, the age of the installed fleet and is currently being impacted by fleet re-sizing programs for passenger and cargo aircraft. Changes in aircraft utilization rates affect the need for maintenance and spare parts and impact aftermarket sales. Boeing and Airbus have historically adjusted production to correspond to air traffic volume. Demand for our commercial aerospace products is in large part dependent on new aircraft production, which is increasing as modest global economic growth continues.

The military and government space market is primarily dependent on the authorized levels of funding for satellite communications. Government spending on military satellites has increased along with the military's need for improved intelligence. The commercial space market is comprised of large satellite customers, traditionally telecommunications companies. Trends for this market, as well as for commercial launch vehicles, follow the telecommunications companies’ need for increased capacity and the satellite replacement lifecycle of 7-10 years. Our position on NASA programs is impacted by the U.S. government’s willingness to fund those programs. We believe that we’re well positioned to benefit from the U.S. government's decision to replace the retired Space Shuttle.

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

Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in our Industrial Systems segment. About one-third of our 2011 sales were denominated in foreign currencies. The translation of the results of our foreign subsidiaries into U.S. dollars did not have a significant impact on our sales in the second quarter and first half of 2012 compared to the same periods one year ago.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended March 31, 2012.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (3)
January 1, 2012 - January 31, 2012	6,647	$43.85	—	1,000,000
February 1, 2012 - February 29, 2012	5,000	$43.14	—	1,000,000
March 1, 2012 - March 31, 2012	3,856	$44.22	—	1,000,000
Total	15,503	$43.71	—	1,000,000

(1)	Purchases consisted of shares of Class B common stock from the Moog Inc. Retirement Savings Plan as follows: January, 5,592 shares at $44.22 per share and February, 5,000 shares at $43.14 per share.

(2)
In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During January and March, we accepted delivery of 1,055 and 3,856 shares at $41.90 and $44.22, respectively, in connection with the exercise of stock options.

(3)
In December 2011, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

Item 6. Exhibits.

(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL Instance Document. *
	101.SCH	XBRL Taxonomy Extension Schema Document. *
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
__________
* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Condensed Statements of Earnings for the three and six months ended March 31, 2012 and April 2, 2011 , (ii) Consolidated Condensed Balance Sheets at March 31, 2012 and October 1, 2011, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and six months ended March 31, 2012 and April 2, 2011 (iv) Consolidated Condensed Statements of Cash Flows for the six months ended March 31, 2012 and April 2, 2011 and (v) Notes to Consolidated Condensed Financial Statements for the six months ended March 31, 2012.

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

Moog Inc.

(Registrant)

Date:	May 8, 2012	By	/s/ John R. Scannell
John R. Scannell
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2012	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2012	By	/s/ Jennifer Walter
Jennifer Walter
Controller
(Principal Accounting Officer)