Form 10-Q
period 2012-06-30
MOOG INC
filed 2012-08-03
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of each class of common stock as of July 30, 2012 was:
Class A common stock, $1.00 par value 41,281,177 shares
Class B common stock, $1.00 par value 4,015,361 shares

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MOOG Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	June 30, 2012	October 1, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$139,450	$113,679
Receivables	710,100	655,805
Inventories	522,572	502,373
Other current assets	118,852	108,589
TOTAL CURRENT ASSETS	1,490,974	1,380,446
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $543,178 and $513,151 respectively	528,357	503,872
GOODWILL	740,829	735,021
INTANGIBLE ASSETS, net	185,083	197,545
OTHER ASSETS	29,413	26,083
TOTAL ASSETS	$2,974,656	$2,842,967
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$103,699	$9,283
Current installments of long-term debt	279	1,407
Accounts payable	161,847	165,893
Customer advances	112,236	97,331
Contract loss reserves	45,610	45,173
Other accrued liabilities	238,944	227,303
TOTAL CURRENT LIABILITIES	662,615	546,390
LONG-TERM DEBT, excluding current installments
Senior debt	238,811	336,161
Senior subordinated notes	378,584	378,596
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	333,730	331,050
DEFERRED INCOME TAXES	56,228	56,729
OTHER LONG-TERM LIABILITIES	2,000	2,150
TOTAL LIABILITIES	1,671,968	1,651,076
SHAREHOLDERS' EQUITY
Common stock	51,280	51,280
Other shareholders' equity	1,251,408	1,140,611
TOTAL SHAREHOLDERS' EQUITY	1,302,688	1,191,891
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,974,656	$2,842,967
See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
NET SALES	$611,221	$582,959	$1,836,809	$1,711,619
COST OF SALES	427,803	414,075	1,283,826	1,210,922
GROSS PROFIT	183,418	168,884	552,983	500,697
Research and development	28,198	25,723	84,285	77,352
Selling, general and administrative	93,668	89,663	287,163	263,008
Interest	8,566	8,831	25,748	27,012
Other	(373)	(980)	(310)	(1,407)
EARNINGS BEFORE INCOME TAXES	53,359	45,647	156,097	134,732
INCOME TAXES	14,488	11,809	45,432	36,872
NET EARNINGS	$38,871	$33,838	$110,665	$97,860

NET EARNINGS PER SHARE
Basic	$0.86	$0.74	$2.45	$2.15
Diluted	$0.85	$0.73	$2.42	$2.13

AVERAGE COMMON SHARES OUTSTANDING

Basic	45,258,844	45,625,499	45,232,833	45,477,837
Diluted	45,707,738	46,187,026	45,723,097	46,050,856
See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG Inc.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
NET EARNINGS	$38,871	$33,838	$110,665	$97,860
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(21,759)	8,308	(14,497)	24,033
Retirement liability adjustment	3,262	1,880	8,784	5,845
Change in accumulated income (loss) on derivatives	208	13	295	(121)
	(18,289)	10,201	(5,418)	29,757
COMPREHENSIVE INCOME	$20,582	$44,039	$105,247	$127,617
See accompanying Notes to Consolidated Condensed Financial Statements.

MOOG Inc. Consolidated Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended
(dollars in thousands)	June 30, 2012	July 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$110,665	$97,860
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation	48,574	47,953
Amortization	25,091	22,991
Provisions for non-cash losses on contracts, inventories and receivables	53,598	57,785
Equity-based compensation expense	5,540	5,919
Other	(5,671)	2,240
Changes in assets and liabilities providing cash, excluding the effects of acquisitions:
Receivables	(56,801)	(51,566)
Inventories	(33,427)	(54,183)
Accounts payable	(5,131)	(5,090)
Customer advances	14,377	27,196
Accrued expenses	(33,724)	(32,193)
Accrued income taxes	5,828	15,018
Pension assets and liabilities	19,795	(4,666)
Other assets and liabilities	(5,207)	(6,089)
NET CASH PROVIDED BY OPERATING ACTIVITIES	143,507	123,175

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(25,673)	(38,541)
Purchase of property, plant and equipment	(79,011)	(52,235)
Other investing transactions	(5,377)	195
NET CASH USED BY INVESTING ACTIVITIES	(110,061)	(90,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short term borrowings	94,956	6,092
Net repayments of revolving lines of credit	(97,506)	(15,140)
Net payments on long-term debt	(1,118)	(7,806)
Excess tax benefits from equity-based payment arrangements	368	135
Other financing transactions	(809)	(5,081)
NET CASH USED BY FINANCING ACTIVITIES	(4,109)	(21,800)

Effect of exchange rate changes on cash	(3,566)	4,036
INCREASE IN CASH AND CASH EQUIVALENTS	25,771	14,830
Cash and cash equivalents at beginning of period	113,679	112,421
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,450	$127,251

CASH PAID FOR:
Interest	$25,001	$26,625
Income taxes, net of refunds	45,017	21,735
See accompanying Notes to Consolidated Condensed Financial Statements.

Table of Contents
MOOG Inc.
Notes to Consolidated Condensed Financial Statements
Nine Months Ended June 30, 2012
(Unaudited)
(dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the nine months ended June 30, 2012 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 1, 2011. All references to years in these financial statements are to fiscal years.

Note 2 - Acquisitions

During the nine months ended June 30, 2012, we completed two business combinations. We completed one business combination in our Components segment by acquiring Protokraft, LLC, based in Tennessee, for $12,500 in cash and contingent consideration with an initial fair value of $4,809. Protokraft designs and manufacturers opto-electronic transceivers, ethernet switches and media converters packaged into rugged, environmentally-sealed connectors. We also completed one business combination in our Space and Defense Controls segment by acquiring Bradford Engineering, based in the Netherlands, for $13,173 in cash. Bradford is a developer and manufacturer of satellite equipment including attitude control, propulsion and thermal control subsystems. The purchase price allocations for both Bradford and Protokraft are based on preliminary estimates of fair value of assets acquired and liabilities assumed and are subject to subsequent adjustment as we obtain additional information for our estimates during the measurement period.

In 2011, we completed three business combinations within two of our segments. We completed two business combinations within our Aircraft Controls segment, both of which are located in the U.S. We acquired Crossbow Technology Inc., based in California, for $31,999, net of cash acquired. Crossbow designs and manufactures acceleration sensors that are integrated into inertial navigation and guidance systems used in a variety of aerospace, defense and transportation applications. We also acquired a business that complements our military aftermarket business for $2,373 in cash. We completed one business combination within our Components segment by acquiring Animatics Corporation, based in California. The purchase price, net of cash acquired, was $24,091, which included 467,749 shares of Moog Class A common stock valued at $18,785 on the day of closing and $1,837 of debt assumed. Animatics supplies integrated servos, linear actuators and control electronics that are used in a variety of industrial, medical and defense applications. The purchase price allocations were completed in the second quarter of 2012.

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

Note 4 - Inventories

	June 30, 2012	October 1, 2011
Raw materials and purchased parts	$175,666	$197,347
Work in progress	276,217	235,428
Finished goods	70,689	69,598
Total	$522,572	$502,373

Note 5 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Balance as of October 1, 2011	Acquisitions	Adjustment To Prior Year Acquisitions	Foreign Currency Translation	Balance as of June 30, 2012
Aircraft Controls	$194,052	$—	$(3,865)	$431	$190,618
Space and Defense Controls	121,416	5,374	—	(593)	126,197
Industrial Systems	120,834	—	—	(2,673)	118,161
Components	172,531	7,055	(147)	862	180,301
Medical Devices	126,188	—	—	(636)	125,552
Total	$735,021	$12,429	$(4,012)	$(2,609)	$740,829

The components of acquired intangible assets are as follows:

		June 30, 2012		October 1, 2011
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	9	$165,585	$(76,105)	$159,861	$(64,420)
Program-related	18	65,375	(12,443)	64,887	(9,163)
Technology-related	9	64,862	(33,743)	61,276	(28,876)
Marketing-related	9	24,113	(15,511)	23,669	(13,828)
Contract-related	3	3,263	(2,989)	3,238	(2,156)
Artistic-related	10	25	(25)	25	(25)
Acquired intangible assets	11	$323,223	$(140,816)	$312,956	$(118,468)

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

Amortization of acquired intangible assets was $7,925 and $23,218 for the three and nine months ended June 30, 2012 and $7,252 and $21,207 for the three and nine months ended July 2, 2011. Based on acquired intangible assets recorded at June 30, 2012, amortization is expected to be approximately $30,901 in 2012, $27,348 in 2013, $24,486 in 2014, $21,473 in 2015 and $19,764 in 2016.

Note 6 - Indebtedness

Short-term borrowings consist of:

	June 30, 2012	October 1, 2011
Securitization program	$94,200	$—
Lines of credit	8,771	8,426
Other short-term debt	728	857
Short-term borrowings	$103,699	$9,283

On March 5, 2012, the Company entered into the Securitization Program which matures on March 4, 2013, effectively increases the Company's borrowing capacity by up to $100,000. Under the Securitization Program, the Company sells certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms.

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

Note 7 - Product Warranties

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to thirty-six months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Warranty accrual at beginning of period	$17,720	$18,570	$19,247	$14,856
Additions from acquisitions	—	120	40	120
Warranties issued during current period	2,623	2,214	6,884	8,960
Adjustments to pre-existing warranties	160	6	(145)	396
Reductions for settling warranties	(2,653)	(1,508)	(8,198)	(5,151)
Foreign currency translation	(237)	145	(215)	366
Warranty accrual at end of period	$17,613	$19,547	$17,613	$19,547

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
Derivatives designated as hedging instruments

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. There were no outstanding interest rate swaps at June 30, 2012.

We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $26,270 at June 30, 2012. These contracts mature at various times through the fourth quarter of 2013.

These interest rate swaps and foreign currency forwards are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2012 or 2011.

Activity in AOCI related to these derivatives is summarized below:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Balance at beginning of period	$(78)	$10	$(165)	$144
Net deferral in AOCI of derivatives:
Net increase in fair value of derivatives	372	72	568	118
Tax effect	(173)	(29)	(245)	(45)
	199	43	323	73
Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	6	(49)	(67)	(304)
Tax effect	3	19	39	110
	9	(30)	(28)	(194)
Balance at end of period	$130	$23	$130	$23

Activity and classification of derivatives are as follows:

		Net deferral in AOCI of derivatives - effective portion
		Three Months Ended		Nine Months Ended
	Statement of earnings classification	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest rate swaps	Interest expense	$—	$(25)	$—	$(83)
Foreign currency forwards	Cost of sales	372	97	568	201
Net gain		$372	$72	$568	$118

		Net reclassification from AOCI into earnings - effective portion
		Three Months Ended		Nine Months Ended
	Statement of earnings classification	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Interest rate swaps	Interest expense	$—	$(106)	$(67)	$(316)
Foreign currency forwards	Cost of sales	(6)	155	134	620
Net gain (loss)		$(6)	$49	$67	$304

Derivatives not designated as hedging instruments
We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $163,803 at June 30, 2012. The foreign currency forwards are recorded in the consolidated balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded the following losses on foreign currency forwards which are included in other income or expense and generally offset the gains from the foreign currency adjustments on the intercompany balances:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net loss	$(812)	$(158)	$(1,383)	$(833)

Summary of derivatives

The fair value and classification of derivatives on the consolidated balance sheets are summarized as follows:

		June 30, 2012	October 1, 2011
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$308	$25
Foreign currency forwards	Other assets	52	—
		$360	$25
Foreign currency forwards	Other accrued liabilities	$61	$143
Foreign currency forwards	Other long-term liabilities	25	81
Interest rate swaps	Other accrued liabilities	—	102
		$86	$326
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$1,948	$1,524
		$1,948	$1,524
Foreign currency forwards	Other accrued liabilities	$534	$2,640
		$534	$2,640

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of June 30, 2012:

	Classification	Level 1	Level 2	Level 3	Total
Foreign currency forwards	Other current assets	$—	$2,256	$—	$2,256
Foreign currency forwards	Other assets	—	52	—	52
		$—	$2,308	$—	$2,308
Foreign currency forwards	Other accrued liabilities	$—	$595	$—	$595
Foreign currency forwards	Other long-term liabilities	—	25	—	25
Acquisition contingent consideration	Other accrued liabilities	—	—	5,147	5,147
Acquisition contingent consideration	Other long-term liabilities	—	—	1,230	1,230
		$—	$620	$6,377	$6,997

The following is a roll forward of financial liabilities classified as Level 3 within the fair value hierarchy related to contingent consideration for acquisitions:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Balance at beginning of period	$5,943	$2,416	$1,990	$3,112
Additions from acquisitions	371	—	4,809	—
Increase in discounted future cash flows recorded as interest expense	103	95	191	394
Decrease in earn out provisions recorded as other income	(40)	(95)	(613)	(1,090)
Balance at end of period	$6,377	$2,416	$6,377	$2,416

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At June 30, 2012, the fair value of long-term debt was $632,454 compared to its carrying value of $617,674. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$5,837	$5,642	$17,511	$16,925
Interest cost	7,446	7,171	22,338	21,513
Expected return on plan assets	(10,492)	(9,772)	(31,476)	(29,317)
Amortization of prior service cost	2	2	6	7
Amortization of actuarial loss	4,256	2,823	12,768	8,470
Pension expense for defined benefit plans	7,049	5,866	21,147	17,598
Pension expense for defined contribution plans	2,262	2,002	6,459	5,227
Total pension expense for U.S. plans	$9,311	$7,868	$27,606	$22,825

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$945	$1,221	$2,966	$3,582
Interest cost	1,325	1,598	4,294	4,677
Expected return on plan assets	(889)	(991)	(2,814)	(2,915)
Amortization of prior service credit	(16)	(15)	(45)	(44)
Amortization of actuarial loss	207	393	642	1,156
Pension expense for defined benefit plans	1,572	2,206	5,043	6,456
Pension expense for defined contribution plans	1,168	1,286	3,584	3,535
Total pension expense for non-U.S. plans	$2,740	$3,492	$8,627	$9,991

Net periodic benefit costs for post-retirement health care benefit plan consists of:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$82	$123	$246	$368
Interest cost	196	276	588	828
Amortization of transition obligation	99	99	297	296
Amortization of actuarial loss	—	149	—	446
Total periodic post-retirement benefit cost	$377	$647	$1,131	$1,938

Activity in AOCI related to U.S. pension plans, non-U.S. pension plans and post-retirement health care benefit plans is summarized below:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Balance at beginning of period	$(228,606)	$(178,371)	$(234,128)	$(182,336)
Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	4,960	3,146	13,878	9,638
Tax effect	(1,698)	(1,266)	(5,094)	(3,793)
	3,262	1,880	8,784	5,845
Balance at end of period	$(225,344)	$(176,491)	$(225,344)	$(176,491)

Actual contributions for the nine months ended June 30, 2012 and anticipated additional 2012 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$805	$5,593	$6,398
Anticipated	223	1,298	1,521
	$1,028	$6,891	$7,919

Note 11 - Income Taxes

The effective tax rates of 27.2% and 29.1% for the three and nine months ended June 30, 2012 and 25.9% and 27.4% for the three and nine months ended July 2, 2011 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 12 - Shareholders’ Equity

The changes in shareholders’ equity for the nine months ended June 30, 2012 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,534,575	7,745,138
Conversion of Class B to Class A	—	31,997	(31,997)
End of Period	51,280	43,566,572	7,713,141

ADDITIONAL PAID-IN CAPITAL
Beginning of period	412,370
Equity-based compensation expense	5,540
Issuance of treasury shares at more than cost	895
Adjustment to market - SECT, and other	3,505
End of period	422,310

RETAINED EARNINGS
Beginning of period	1,016,754
Net earnings	110,665
End of period	1,127,419

TREASURY STOCK
Beginning of period	(74,479)	(2,393,039)	(3,305,971)
Issuance of treasury shares	681	127,775	—
Purchase of treasury shares	(831)	(20,131)	—
End of period	(74,629)	(2,285,395)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(13,090)		(395,470)
Issuance of shares	773		20,338
Purchase of shares	(1,876)		(44,480)
Adjustment to market - SECT	(3,137)		—
End of period	(17,330)	—	(419,612)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of period	(200,944)
Other comprehensive loss	(5,418)
End of period	(206,362)
TOTAL SHAREHOLDERS' EQUITY	$1,302,688	41,281,177	3,987,558

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 30, 2012	October 1, 2011
Cumulative foreign currency translation adjustment	$18,852	$33,349
Accumulated retirement liability adjustments	(225,344)	(234,128)
Accumulated gain (loss) on derivatives	130	(165)
Accumulated other comprehensive loss	$(206,362)	$(200,944)

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

Note 14 - Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Weighted-average shares outstanding - Basic	45,258,844	45,625,499	45,232,833	45,477,837
Dilutive effect of equity-based awards	448,894	561,527	490,264	573,019
Weighted-average shares outstanding - Diluted	45,707,738	46,187,026	45,723,097	46,050,856

Note 15 - Segment Information

Below are sales and operating profit by segment for the three and nine months ended June 30, 2012 and
July 2, 2011 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Nine Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
Aircraft Controls	$242,220	$220,691	$709,688	$622,672
Space and Defense Controls	87,138	79,689	265,343	263,226
Industrial Systems	157,871	156,404	483,971	456,000
Components	90,335	87,940	274,125	264,639
Medical Devices	33,657	38,235	103,682	105,082
Net sales	$611,221	$582,959	$1,836,809	$1,711,619
Operating profit (loss) and margins:
Aircraft Controls	$27,826	$22,935	$75,436	$62,298
	11.5%	10.4%	10.6%	10.0%
Space and Defense Controls	9,892	8,751	32,538	37,649
	11.4%	11.0%	12.3%	14.3%
Industrial Systems	15,880	13,864	50,978	44,129
	10.1%	8.9%	10.5%	9.7%
Components	12,657	13,365	41,165	41,423
	14.0%	15.2%	15.0%	15.7%
Medical Devices	1,358	1,157	4,445	(1,838)
	4.0%	3.0%	4.3%	(1.7)%
Total operating profit	67,613	60,072	204,562	183,661
	11.1%	10.3%	11.1%	10.7%
Deductions from operating profit:
Interest expense	8,566	8,831	25,748	27,012
Equity-based compensation expense	750	744	5,540	5,919
Corporate expenses and other	4,938	4,850	17,177	15,998
Earnings before income taxes	$53,359	$45,647	$156,097	$134,732

Note 16 - Recent Accounting Pronouncements

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
In July 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” The amendment eliminates the option to present other comprehensive income and its components in the statement of stockholders' equity. The amendment requires all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment, which must be applied retrospectively, is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted this standard during the second quarter of 2012. Other than requiring a change in the format of our current financial statement presentation, the adoption of this amendment did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments of 2011-05.” The amendment allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the guidance in place prior to the issuance of ASU No. 2011-05. While the Board is considering the operational concerns about presentation requirements for reclassification adjustments, it stated that the deferral did not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendment, which must be applied retrospectively, is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted this standard during the second quarter of 2012. The adoption of this amendment did not have a material impact on our consolidated financial statements.

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

We face numerous challenges to improve shareholder value. These include, but are not limited to: adjusting to dynamic global economic conditions that are influenced by governmental, industrial and commercial factors, foreign currency fluctuations, pricing pressures from customers, strong competition and increases in costs such as health care benefits. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality.

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

During the nine months ended June 30, 2012, we completed two business combinations. We completed one business combination in our Components segment by acquiring Protokraft, LLC, based in Tennessee, for $13 million plus contingent consideration with an initial fair value of $5 million. Protokraft designs and manufactures opto-electronic transceivers, ethernet switches and media converters packaged into rugged, environmentally-sealed connectors. We also completed one business combination in our Space and Defense Controls segment by acquiring Bradford Engineering, based in the Netherlands, for $13 million. Bradford is a developer and manufacturer of satellite equipment including attitude control, propulsion and thermal control subsystems.

On July 31, 2012, we completed a business combination in our Space and Defense Controls segment by acquiring In-Space Propulsion for $46 million. In-Space Propulsion has locations in New York, California, Ireland and the United Kingdom and is a developer and manufacturer of liquid propulsion systems and components for satellites and missile defense systems.

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended				Nine Months Ended
(dollars in millions, except per share data)	June 30, 2012	July 2, 2011	$ Variance	% Variance	June 30, 2012	July 2, 2011	$ Variance	% Variance
Net sales	$611.2	$583.0	$28.2	5%	$1,836.8	$1,711.6	$125.2	7%
Gross margin	30.0%	29.0%			30.1%	29.3%
Research and development expenses	$28.2	$25.7	$2.5	10%	$84.3	$77.4	$6.9	9%
Selling, general and administrative expenses as a percentage of sales	15.3%	15.4%			15.6%	15.4%
Interest expense	$8.6	$8.8	$(0.2)	(2)%	$25.7	$27.0	$(1.3)	(5)%
Effective tax rate	27.2%	25.9%			29.1%	27.4%
Net earnings	$38.9	$33.8	$5.1	15%	$110.7	$97.9	$12.8	13%
Diluted earnings per share	$0.85	$0.73	$0.12	16%	$2.42	$2.13	$0.29	14%

Net sales increased in the third quarter and first nine months of 2012 compared to the same periods in 2011. Increases came from our Aircraft Controls, Space and Defense Controls, Industrial Systems and Components segments and were offset by declines in Medical Devices.

Gross margin increased in the third quarter and first nine months of 2012 compared to the same periods last year. We had stronger gross margins in Aircraft Controls, Industrial Systems and Medical Devices, while gross margins were fairly flat in Space and Defense Controls and Components.

Research and development expenses increased in the third quarter of 2012 due to increased activity on the Airbus A350 program. The increase for the first nine months of 2012 was mainly attributable to increased activity on the Airbus A350 program, partially offset by reimbursements negotiated on commercial transport programs during the first nine months of 2011.

Interest expense decreased mostly as a result of lower interest rates in both the third quarter and first nine months of 2012 compared to the same periods in 2011.

The effective tax rate for the third quarter increased due to a mix in foreign earnings. The effective tax rate for the first nine months of 2012 is higher than the first nine months of 2011 due to the expiration of a foreign tax credit as a result of a tax law change. In addition, the first quarter of 2011 included a catch up adjustment for research and development tax credits due to delayed passage of the legislation in 2010.

2012 Outlook – We expect sales in 2012 to increase 6% to $2.46 billion reflecting increases in our Aircraft Controls, Components, Space and Defense Controls and Industrial Systems segments and partially offset by slight decreases in our Medical Devices segment. We expect operating margins to increase to 11.3% in 2012 compared to 10.6% in 2011 with increases in all of our segments except for Space and Defense Controls. We expect net earnings to increase to $152 million and diluted earnings per share to increase by 12% to $3.31.

2013 Outlook – We expect sales in 2013 to increase between 6% and 8% to between $2.61 billion and $2.66 billion, reflecting both strength in most of our segments as well as concerns in the macro-economic picture within our Industrial Systems segment. We expect operating margins between 11.3% and 11.7%. We expect margin expansion in Aircraft Controls, Components and Medical Devices and a slight margin decrease in our Space and Defense Controls segment. We expect our Industrial Systems segment operating margin to be between 9.9% and 11.4%. We expect net earnings to increase between $161 and $170 million and diluted earnings per share to increase between 6% and 12% to between $3.50 and $3.70. Given the uncertainty of sequestration reductions (as noted in Economic Conditions and Market Trends) the preceding outlook excludes the effect for fiscal 2013.

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

Aircraft Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 30, 2012	July 2, 2011	$ Variance	% Variance	June 30, 2012	July 2, 2011	$ Variance	% Variance
Net sales - military aircraft	$141.7	$134.2	$7.5	6%	$427.3	$384.7	$42.6	11%
Net sales - commercial aircraft	100.5	86.5	14.0	16%	282.4	238.0	44.4	19%
	$242.2	$220.7	$21.5	10%	$709.7	$622.7	$87.0	14%
Operating profit	$27.8	$22.9	$4.9	21%	$75.4	$62.3	$13.1	21%
Operating margin	11.5%	10.4%			10.6%	10.0%
Backlog					$690.3	$630.1	$60.2	10%

In the third quarter of 2012, military aircraft sales increased $6 million due to increased production on navigation aids programs for the U.S. Navy and U.S. Air Force and $5 million due to stronger foreign military sales. The increase was partially offset by a $5 million decrease in military aftermarket due to lower V-22 activity related to timing of shipments. Commercial OEM sales increased $8 million across most major programs with two exceptions. We had no sales to Hawker compared to $3 million in Hawker sales in the third quarter of 2011. Additionally, in the third quarter of 2011, we settled scope change negotiations with Boeing on the 787 program resulting in a significant catch up adjustment. In addition to the commercial OEM sales increase, commercial aftermarket increased $5 million due to higher Boeing 787 initial provisioning sales.

For the first nine months of 2012, military and commercial OEM programs drove the increase in sales as compared the same period of 2011. Foreign military sales on fighter aircraft increased $18 million, F-35 production increased $10 million and navigation aids increased $9 million. Commercial OEM sales experienced growth across most major platforms. Specifically, sales to Boeing increased $10 million, business jets increased $9 million despite minimal sales to Hawker, and Airbus increased $7 million as work on the A380 contract started. Commercial aftermarket sales also increased $10 million, primarily due to $7 million of increased initial provisioning sales for the Boeing 787 program.

Operating margin was higher in the third quarter as well as the first nine months of 2012 compared to the same periods in 2011. Margins expanded due to higher sales volumes. Also, additions to contract loss reserves decreased $4 million in the quarter and $6 million in the first nine months. Research and development decreased as a percentage of sales in the quarter; however it increased in the first nine months as work ramped up on the A350 program. Also partially offsetting the margin increase were expenses related to the move to our newly constructed manufacturing facility in Wolverhampton, England.

The higher level of twelve-month backlog for Aircraft Controls at June 30, 2012 reflects additional rounds of military aftermarket contracts as well as increased commercial orders.

2012 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 12% to $952 million in 2012. Military aircraft sales are expected to increase 9% to $578 million due to increases in F-35 production, foreign military sales and navigation aids program sales. Commercial aircraft sales are expected to increase 17% to $374 million reflecting increases across many programs. We expect our operating margin to increase to 11.0% from 9.9% in 2011, reflecting incremental contribution on higher sales.

2013 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 8% to $1.03 billion in 2013. Military aircraft sales are expected to increase 2% to $590 million primarily due to V-22 aftermarket sales. Commercial aircraft is expected to increase 17% due to stronger sales to Boeing and Airbus. We expect our operating margin to increase to 11.5% in 2013, reflecting incremental margin on higher sales and a decline in research and development expenses.

Space and Defense Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 30, 2012	July 2, 2011	$ Variance	% Variance	June 30, 2012	July 2, 2011	$ Variance	% Variance
Net sales	$87.1	$79.7	$7.4	9%	$265.3	$263.2	$2.1	1%
Operating profit	$9.9	$8.8	$1.1	13%	$32.5	$37.6	$(5.1)	(14)%
Operating margin	11.4%	11.0%			12.3%	14.3%
Backlog					$191.5	$216.6	$(25.1)	(12)%

Space and Defense Controls sales increased in the third quarter of 2012 compared to the third quarter of 2011 due to both the space and defense markets. In the space market, commercial work increased $3 million for United Launch Alliance on the common thrust vector control system for the Delta IV and Atlas V next generation rockets. Also Bradford Engineering acquisition generated $2 million of sales and vibration control testing increased $2 million. Sales within the defense market increased $5 million as activity on tactical missile and missile defense programs increased. Our security market offset these increases by declining $3 million due to the wind down of Driver Vision Enhancer (DVE) activity that was closely tied to U.S. overseas conflicts.

Space and Defense Controls sales were relatively flat over the first nine months of 2012 compared to 2011 with large growth in the space market offset by declines in both defense and security markets. Most of our major programs within the space market drove an increase of $29 million in the first nine months of 2012. Security decreased $23 million, attributable to the DVE program wind down, and defense decreased $4 million as last year's order for an aircraft stores management system was only partially offset by higher tactical missile production rates this year.

The operating margin increased in the third quarter of 2012 largely due to increased sales volume in defense controls and tactical missiles. For the first nine months of 2012, operating margin decreased due to strong volume and profit rate contributions on the DVE program and stores management application in the first nine months of 2011.

The level of twelve-month backlog at June 30, 2012 is down when compared to the backlog at July 2, 2011, reflecting the decline in DVE backlog and project completion.

2012 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase to $363 million in 2012. We expect sales increases in the space market, primarily attributable to the commercial space programs and the In-Space Propulsion and Bradford Engineering acquisitions. Offsetting this increase are expected decreases in security and missile markets as customers' programs are delayed. We expect our operating margin to return to a more normal level of 11.9% compared to the 13.8% in 2011, which benefited from a favorable product mix.

2013 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 17% to $423 million in 2013. We expect this increase to be primarily attributable to the In-Space Propulsion acquisition and to foreign opportunities in our missile defense programs, while the security market remains flat. We expect our operating margin to decrease to 10.8% largely as a result of first year purchase accounting adjustments resulting from the In-Space Propulsion acquisition.

Industrial Systems

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 30, 2012	July 2, 2011	$ Variance	% Variance	June 30, 2012	July 2, 2011	$ Variance	% Variance
Net sales	$157.9	$156.4	$1.5	1%	$484.0	$456.0	$28.0	6%
Operating profit	$15.9	$13.9	$2.0	14%	$51.0	$44.1	$6.9	16%
Operating margin	10.1%	8.9%			10.5%	9.7%
Backlog					$242.7	$275.2	$(32.5)	(12)%

Net sales in Industrial Systems were essentially flat in the third quarter of 2012 as compared to the third quarter of 2011. Adjusted for foreign currency translation, especially within our European facilities, real growth in the quarter was $10 million. Within the segment, simulation and test sales increased $5 million, driven by stronger simulation sales. Sales in our overall energy market increased $2 million, with sales in the gas and steam market increasing $4 million due to offshore oil and gas exploration. Offsetting this increase was a $2 million decrease in wind energy, where growth in the European and American markets were more than offset by a decrease in the Pacific market. Lastly, the industrial automation market decreased $6 million primarily as a result of foreign translation effects as the Euro weakened.

The net sales increase in the first nine months of 2012 compared to the same period in 2011 was principally driven by an increase of $24 million in the simulation and test market. Energy increased $5 million as sales associated with oil and gas exploration more than offset a decrease in sales for wind energy.

The operating margin increase in the third quarter of 2012 is largely attributable to a $1 million recall reserve for a train sway actuator application in Japan booked in the third quarter of 2011. For the first nine months of 2012, the operating margin increase as compared to 2011 is primarily attributable to increased sales volumes and the $1 million recall reserve.

The twelve-month backlog for Industrial Systems at June 30, 2012 decreased as compared to July 2, 2011 primarily associated with wind energy.

2012 Outlook for Industrial Systems – We expect sales in Industrial Systems to increase 1% to $635 million in 2012. We expect strong increases from the simulation market to be partially offset by declines in industrial automation, related to foreign currency translation and weakened wind energy sales in the Pacific region. We expect that our operating margin will increase slightly to 10.3% in 2012.

2013 Outlook for Industrial Systems – Given the slowdown in incoming orders and in the general uncertainty in the macro-economic environment, we forecasted a range of sales and operating margins. On the high end of the range, we forecasted sales in Industrial Systems increasing 6% to $674 million. Under this scenario, our simulation and test market and our industrial automation market would show the most growth, reflecting information from our customer order base around the world, while sales in the energy market would increase slightly. Operating margins would increase to 11.4%, benefiting from higher sales. On the low end of the range, we expect sales in Industrial Systems to decrease 2% to $624 million, aligned with 2012's second half run rate. Under this scenario, our simulation and test market sales would grow; however, our energy and industrial automation markets sales would decrease. Operating margins would decrease slightly to 9.9%.

Components

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 30, 2012	July 2, 2011	$ Variance	% Variance	June 30, 2012	July 2, 2011	$ Variance	% Variance
Net sales	$90.3	$87.9	$2.4	3%	$274.1	$264.6	$9.5	4%
Operating profit	$12.7	$13.4	$(0.7)	(5)%	$41.2	$41.4	$(0.2)	—%
Operating margin	14.0%	15.2%			15.0%	15.7%
Backlog					$169.4	$163.5	$5.9	4%

Net sales in Components increased in our non-aerospace and defense markets in the third quarter as well as the first nine months of 2012 compared to the same periods in 2011. Specifically in the third quarter, sales in the industrial market increased $3 million driven by the Animatics acquisition. Sales in the marine and medical markets also increased slightly. In the first nine months of 2012, sales in the industrial market increased $8 million, driven by the Animatics acquisition. Sales in marine increased $5 million, driven by off-shore oil exploration sales, and sales in the medical market increased $4 million. Partially offsetting the increases was a $7 million decrease in military aircraft sales as programs mature.

Operating margin for Components decreased slightly in both the third quarter and first nine months of 2012 as compared to 2011, primarily due to less favorable sales mixes.

The twelve-month backlog at June 30, 2012 compared to July 2, 2011 increased slightly. The growth was, in part, driven by the Animatics acquisition and by increased orders in our marine business. Offsetting the increase was slowing demand for defense controls and military aircraft programs.

2012 Outlook for Components – We expect sales in Components to increase 5% to $371 million in 2012. We expect this growth in our industrial markets, the majority of which is attributable to our Animatics acquisition. We expect our operating margin in 2012 to be 15.5%, higher than in 2011 due to a technology investment write-off in 2011.

2013 Outlook for Components – We expect sales to increase 6% to $393 million in 2013. We expect space and defense sales to increase as missile defense programs ramp up. We also expect industrial sales to increase on stronger industrial automation sales in the U.S. Offsetting these increases are forecasted slight sales decreases in aircraft and marine markets. Operating margins will increase slightly to 15.6%.

Medical Devices

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 30, 2012	July 2, 2011	$ Variance	% Variance	June 30, 2012	July 2, 2011	$ Variance	% Variance
Net sales	$33.7	$38.2	$(4.5)	(12)%	$103.7	$105.1	$(1.4)	(1)%
Operating profit (loss)	$1.4	$1.2	$0.2	17%	$4.4	$(1.8)	$6.3	(342)%
Operating margin	4.0%	3.0%			4.3%	(1.7)%
Backlog					$18.6	$9.8	$8.8	90%

Net sales in Medical Devices decreased in the third quarter of 2012 compared to the third quarter of 2011 due to specific factors in 2011. Pump sales decreased $2 million in the third quarter of 2012; however, in the third quarter of 2011, we resumed shipments of our infusion pumps after completing a voluntary recall for a software correction. Our sensors also benefited in the third quarter of 2011 due to higher demand for alternative pumps after a large recall in the hospital market. These factors also contributed to the slight decrease in net sales for the first nine months of 2012 as compared to the first nine months of 2011.

Operating margins in both periods of 2012 are higher than the comparable periods of 2011 due to our improved internal operational and quality systems. Additionally, the first nine months of 2011 included a $1 million reserve in connection with a voluntary software upgrade related to an infusion pump to improve its reliability in response to customer feedback.

Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.

2012 Outlook for Medical Devices – We expect sales in Medical Devices to decrease 2% to $139 million in 2012. We expect sales of sensors and handpieces to decrease from 2011's high level. We expect our operating margin to improve to 4.4% in 2012 as a result of a more favorable product mix and as we are no longer incurring costs from our 2011 voluntary infusion pump recall.

2013 Outlook for Medical Devices – We expect sales in Medical Devices to increase 4% to $146 million. Sales of pumps are expected to increase as our IV and enteral pumps gain traction in the marketplace. Our set sales are expected to decrease as we shift our supply agreements with an international customer from sales to a commission structure. Operating margin is expected to increase to 6.0% as a result of higher sales.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
(dollars in millions)	June 30, 2012	July 2, 2011	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$143.5	$123.2	$20.3	16%
Investing activities	(110.1)	(90.6)	(19.5)	22%
Financing activities	(4.1)	(21.8)	17.7	(81)%

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.

Operating activities

Cash provided by operating activities increased in the first nine months of 2012 compared to the first nine months of 2011. We benefited from higher net earnings adjusted for non-cash charges as well as slower growth in inventory levels. We also had lower pension contributions as we had accelerated the payment of previously planned 2012 contributions into the fourth quarter of 2011.

Investing activities

Cash used by investing activities increased in the first nine months of 2012 largely due to increased capital expenditures related to a newly constructed facility in our Aircraft Controls segment. Capital expenditures in the first nine months of 2012 were $79 million compared to $52 million in the same period in 2011. Offsetting the increase was a $13 million decrease in acquisitions through the first nine months of 2012 compared to the same time period in 2011.

We expect our 2012 capital expenditures to be approximately $105 million.

Financing activities

Net cash used by financing activities in the first nine months of 2012 primarily reflects paydowns on our U.S. credit facility.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2011 Annual Report on Form 10-K, with the exception of our trade receivables securitization facility. On March 5, 2012, we entered into a trade receivables securitization facility, which increased our amounts due under short-term borrowings and decreased our amounts due under long-term debt by a corresponding amount. Refer to Capital Structure and Resources for additional information.

CAPITAL STRUCTURE AND RESOURCES

We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

Our largest credit facility is our U.S. credit facility, which matures on March 18, 2016. It consists of a $900 million revolver and had an outstanding balance of $236 million at June 30, 2012. Interest on the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 150 basis points at June 30, 2012. The credit facility is secured by substantially all of our U.S. assets.

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

At June 30, 2012, we had $665 million of unused borrowing capacity, including $651 million from the U.S. credit facility after considering standby letters of credit.

On March 5, 2012, we entered into a trade receivables securitization facility (the "Securitization Program"), which terminates on March 4, 2013. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. credit facility. We had an outstanding balance of approximately $94 million at June 30, 2012. The Securitization Program reduced the amount outstanding under our U.S. credit facility and increased the amount of short-term borrowings. Interest on the secured borrowings under the Securitization Program is based on prevailing market rates for short-term commercial paper plus an applicable margin, which was 93 basis points at June 30, 2012.

Net debt to capitalization was 31% at June 30, 2012 and 34% at October 1, 2011. The decrease in net debt to capitalization is primarily due to debt reductions associated with our positive cash flow and net earnings in the first nine months of 2012.

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

Starting in fiscal year 2013, additional cuts to the U.S. Department of Defense’s top line budget of approximately $500 billion over the next decade (or sequestration) as a result of the 2011 Budget Control Act could have ramifications for the Aerospace and Defense market. As currently written in the Budget Control Act, sequestration cuts would impact our sales, operating profit and our cash flow. However, it is unknown as to whether sequestration will happen or how it will be implemented if it is enacted. Currently, we have approximately $800 million in domestic defense sales.

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

Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in our Industrial Systems segment. About one-third of our 2011 sales were denominated in foreign currencies. The translation of the results of our foreign subsidiaries into U.S. dollars did not have a significant impact on our sales in the first nine months of 2012 compared to the same period one year ago.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended June 30, 2012.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (3)
April 1, 2012 - April 30, 2012	—	$—	—	1,000,000
May 1, 2012 - May 31, 2012	16,513	$41.36	—	1,000,000
June 1, 2012 - June 30, 2012	400	$40.71	—	1,000,000
Total	16,913	$41.35	—	1,000,000

(1)	Purchases by the SECT consisted of shares of Class B common stock from the Moog Inc. Retirement Savings Plan in May of 643 shares at $38.76 per share.

(2)	Purchases by the SECT in May and June also include 15,870 and 400 shares of Class B common stock from members of the Moog family at $41.47 and $40.71 per share, respectively.

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
__________
* Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL:
(i) Consolidated Condensed Balance Sheets at June 30, 2012 and October 1, 2011, (ii) Consolidated Condensed Statements of Earnings for the three and nine months ended June 30, 2012 and July 2, 2011, (iii) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended June 30, 2012 and July 2, 2011 (iv) Consolidated Condensed Statements of Cash Flows for the nine months ended June 30, 2012 and July 2, 2011 and (v) Notes to Consolidated Condensed Financial Statements for the nine months ended June 30, 2012.

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

Moog Inc.

(Registrant)

Date:	August 3, 2012	By	/s/ John R. Scannell
John R. Scannell
Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2012	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2012	By	/s/ Jennifer Walter
Jennifer Walter
Controller
(Principal Accounting Officer)