Form 10-K
period 2012-09-29
MOOG INC
filed 2012-11-20
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to                                                       Commission file number     1-5129

Inc.

(Exact Name of Registrant as Specified in its Charter)

New York	16-0757636
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

East Aurora, New York	14052-0018
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (716) 652-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $1.00 Par Value	New York Stock Exchange
Class B Common Stock, $1.00 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:         None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐    No ☒
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on March 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,717 million.
The number of shares of common stock outstanding as of the close of business on November 16, 2012 was: Class A 41,359,594; Class B 3,991,786.
Portions of the 2012 Proxy Statement to Shareholders (“2012 Proxy”) are incorporated by reference into Part III of this Form 10-K.

Inc.
FORM 10-K INDEX

PART I

Item 1	Business	5-8
Item 1A	Risk Factors	9-13
Item 1B	Unresolved Staff Comments	13
Item 2	Properties	14
Item 3	Legal Proceedings	14
Item 4	Mine Safety Disclosures	14

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15-16
Item 6	Selected Financial Data	17
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-34
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	35
Item 8	Financial Statements and Supplementary Data	36-75
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
Item 9A	Controls and Procedures	76
Item 9B	Other Information	76

PART III

Item 10	Directors, Executive Officers and Corporate Governance	77
Item 11	Executive Compensation	77
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77
Item 13	Certain Relationships and Related Transactions, and Director Independence	77
Item 14	Principal Accountant Fees and Services	77

PART IV

Item 15	Exhibits and Financial Statement Schedules	77-83

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
Description of the Business. Moog is a worldwide designer, manufacturer and integrator of high performance precision motion and fluid controls and systems for a broad range of applications in aerospace and defense and industrial markets. We have five operating segments: Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices.
Additional information describing the business and comparative segment revenues, operating profits and related financial information for 2012, 2011 and 2010 are provided in Note 17 of Item 8, Financial Statements and Supplementary Data of this report.
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
Industry and Competitive Conditions. We experience considerable competition in our aerospace and defense and industrial markets. We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. We believe we compete effectively on all of these bases. Competitors in our five operating segments include:

•	Aircraft Controls: Parker Hannifin, UTC (Goodrich, Hamilton Sundstrand), Liebherr, Nabtesco, Woodward Governor and Curtiss-Wright.

•
Space and Defense Controls: Honeywell, Parker Hannifin, Vacco, Valvetech, Marotta, SABCA, ESW, Aerojet, Snecma, Valcor, Aeroflex, UTC (Hamilton Sundstrand), Limitorque, Sargeant Industries, RVision, Directed Perception, ATA Engineering, CDA InterCorp, RUAG, Rockwell Collins, Woodward Governor, Sierra-Nevada, Vicon, Videotec and Lord Corp.

•	Industrial Systems: Bosch Rexroth, Danaher, Baumueller, Siemens, SSB, Parker Hannifin, Suzhou ReEnergy, MTS Systems Corp., Exlar and Hydraudyne.

•	Components: Danaher, Allied Motion, Ametek, Woodward MPC, Axsys, Schleifring, Airflyte, Smiths, Kearfott and Stemmann.

•	Medical Devices: B. Braun, CareFusion, Smiths Medical, Hospira, Alcon, Baxter International, CME, I-Flow, Covidien, Etalon, Introtek and Ross (Abbott).
Government Contracts. All U.S. Government contracts are subject to termination by the Government. In 2012, sales under U.S. Government contracts represented 30% of total sales and were primarily within Aircraft Controls, Space and Defense Controls and Components.
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

Patents. We maintain a patent portfolio of issued or pending patents and patent applications worldwide that generally includes the U.S., Europe, China, Japan and India. The portfolio includes patents that relate to electrohydraulic, electromechanical, electronics, hydraulics, components and methods of operation and manufacture as related to motion control and actuation systems. The portfolio also includes patents related to wind turbines, robotics, surveillance/security, vibration control and medical devices. We do not consider any one or more of these patents or patent applications to be material in relation to our business as a whole. The patent portfolio related to certain medical devices is significant to our position in this market as several of these products work exclusively together, and provide us future revenue opportunities.
Research Activities. Research and development activity has been, and continues to be, significant for us. Research and development expense was at least $100 million in each of the last three years.
Employees. On September 29, 2012, we employed 10,976 full-time employees.
Customers. Our principal customers are Original Equipment Manufacturers, or OEMs, and end users for whom we provide aftermarket support. Aerospace and defense OEM customers collectively represented approximately 44% of 2012 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our industrial OEM sales, which represented approximately 38% of 2012 sales, are to a wide range of global customers and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our products. Our major aftermarket customers are the U.S. Government and commercial airlines. In 2012, aftermarket sales accounted for 18% of total sales.
Customers in our five operating segments include:

•	Aircraft Controls: Boeing, Lockheed Martin, Airbus, BAE, Bombardier, Gulfstream, Honeywell, Northrop Grumman and the U.S. Government.

•	Space and Defense Controls: Lockheed Martin, Raytheon, Orbital Sciences, BAE, United Technologies-Pratt & Whitney Rocketdyne, Alliant Techsystems, General Dynamics and Thales Alenia.

•	Industrial Systems: RePower AG, United Power (GUP), FlightSafety, CAE, Arburg, Metso and Schlumberger.

•	Components: Respironics, Raytheon, Lockheed Martin, Philips Medical and the U.S. Government.

•	Medical Devices: Danone and Abbott.
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
Environmental Matters. See the discussion in Note 18 of Item 8, Financial Statements and Supplementary Data of this report.

Website Access to Information. Our internet address is www.moog.com. We make our annual reports on Form 10‑K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports, available on the investor information portion of our website. The reports are free of charge and are available as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. We have posted our Corporate Governance guidelines, Board committee charters and code of ethics to the investor information portion of our website. This information is available in print to any shareholder upon request. All requests for these documents should be made to Moog’s Manager of Investor Relations by calling 716-687-4225.

Executive Officers of the Registrant. Other than John B. Drenning, the principal occupations of our officers for the past five years have been their employment with us. John B. Drenning’s principal occupation is partner in the law firm of Hodgson Russ LLP.
On September 1, 2012, Patrick J. Roche was named Vice President. Previously, he was a Group Vice President and General Manager of the Moog Ireland operation.
On December 1, 2011, John R. Scannell was named Chief Executive Officer. Previously, he was President and Chief Operating Officer. Prior to that, he was Vice President and Chief Financial Officer.
On December 1, 2011, Robert T. Brady was named Executive Chairman. Previously, he was Chief Executive Officer.
On December 1, 2011, Gary Szakmary was named Vice President. Previously, he was a Corporate Group Vice President.
On December 2, 2010, Donald R. Fishback was named Vice President and Chief Financial Officer. Previously, he was Vice President of Finance. Prior to that, he was Controller and Principal Accounting Officer.
On December 2, 2010, Sean Gartland was named Vice President. Previously, he was General Manager of the International Group, Pacific operation.
On February 11, 2008, Jennifer Walter was named Controller and Principal Accounting Officer. Previously, she was Director of Financial Planning and Analysis.

Executive Officers	Age	Year First Elected Officer

John R. Scannell
Chief Executive Officer	49	2006
Robert T. Brady
Executive Chairman of the Board
Director; Member, Executive Committee	71	1967
Joe C. Green
Executive Vice President; Chief Administrative Officer;
Director; Member, Executive Committee	71	1973
Richard A. Aubrecht
Vice Chairman of the Board; Vice President - Strategy and Technology;
Director; Member, Executive Committee	68	1980
Donald R. Fishback
Vice President; Chief Financial Officer	56	1985
Martin J. Berardi
Vice President	56	2000
Warren C. Johnson
Vice President	53	2000
Jay K. Hennig
Vice President	52	2002
Lawrence J. Ball
Vice President	58	2004
Harald E. Seiffer
Vice President	53	2005
Sasidhar Eranki
Vice President	58	2006
Sean Gartland
Vice President	49	2010
Gary A. Szakmary
Vice President	61	2011
Patrick J. Roche
Vice President	49	2012
Jennifer Walter
Controller; Principal Accounting Officer	41	2008
Timothy P. Balkin
Treasurer; Assistant Secretary	53	2000
John B. Drenning
Secretary	75	1989

Item 1A.	Risk Factors.

The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles as well as domestic and foreign economic conditions and events. For example, our defense programs are largely contingent on U.S. Department of Defense funding. Our space programs rely on the same governmental funding as well as commercial investment into exploration activities. Demand for our industrial systems products is dependent upon several factors, including capital investment, product innovations, economic growth, cost-reduction efforts and technology upgrades. In addition, the commercial airline industry is cyclical and sensitive to fuel price increases, labor disputes and economic conditions. These factors could result in a reduction in the amount of air travel, which could reduce service and maintenance orders for flight controls and spare parts, thereby reducing our commercial market sales. Changes in medical reimbursement rates of insurers to medical service providers could impact our sale of medical products.
We operate in highly competitive markets with competitors who may have greater resources than we possess. Many of our products are sold in highly competitive markets. Some of our competitors, especially in our industrial and medical markets, are larger, more diversified and have greater financial, marketing, production and research and development resources. As a result, they may be better able to withstand the effects of periodic economic downturns. Our sales and operating margins will be negatively impacted if our competitors:

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
We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2012, sales under U.S. Government contracts represented 30% of our total sales, primarily within Aircraft Controls, Space and Defense Controls and Components. Sales to foreign governments represented 9% of our total sales. Government programs can be structured into a series of individual contracts and funding under those contracts is generally subject to annual congressional appropriations which are subject to change. Also outlined in the 2011 Budget Control Act, starting in calendar year 2013, are additional reductions to defense spending (or Sequestration) of approximately $500 billion over the next decade. These uniform cuts could have ramifications for the aerospace and defense market. As currently written in the Budget Control Act, sequestration could materially adversely impact our sales, operating profit and our cash flow. We have resources applied to specific government contracts and if any of those contracts are rescheduled or terminated, we may incur substantial costs redeploying those resources.
We make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings. We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls. Revenue representing 32% of 2012 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. Under this method, we recognize revenue as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods.

Changes in these required estimates could have a material effect on sales and profits. Any adjustments are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting. For contracts with anticipated losses at completion, we establish a provision for the entire amount of the estimated remaining loss and charge it against income in the period in which the loss becomes known. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable.
We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. In 2012, fixed-price contracts represented 87% of our sales that were accounted for using the percentage of completion, cost-to-cost method of accounting. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract's fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which could reduce our net earnings. Loss reserves are most commonly associated with fixed-price contracts that involve the design and development of new and unique controls or control systems to meet the customer's specifications.
If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted. Many of our contracts involve subcontracts with other companies upon which we rely to perform a portion of the services we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. Failure by our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and substantially impair our ability to compete for future contracts and orders. In addition, a delay or failure in our ability to obtain components and equipment parts from our suppliers may adversely affect our ability to perform our obligations to our customers.
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

The loss of Boeing as a customer or a significant reduction in sales to Boeing could adversely impact our operating results. We provide Boeing with controls for both military and commercial applications, which, in total, were 11% of our 2012 sales. Sales to Boeing's commercial airplane group are generally made under a long-term supply agreement through 2021 for the Boeing 787 and through 2013 for other commercial airplanes. The loss of Boeing as a customer or a significant reduction in sales to Boeing could reduce our sales and earnings.

Our new product research and development efforts may not be successful which could reduce our sales and earnings. Technologies related to our products have undergone, and in the future may undergo, significant changes. We have incurred, and we expect to continue to incur, expenses associated with research and development activities and the introduction of new products in order to succeed in the future. Our technology has been developed through customer-funded and internally funded research and development and through business acquisitions. If we fail to predict customers' preferences or fail to provide viable technological solutions, we may experience difficulties that could delay or prevent the acceptance of new products or product enhancements. The research and development expenses we incur may exceed our cost estimates and new products we develop may not generate sales sufficient to offset our costs. Additionally, our competitors may develop technologies and products that have more competitive advantages than ours and render our technology obsolete or uncompetitive.
Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete. We rely on patents, trademarks and proprietary knowledge and technology, both internally developed and acquired, in order to maintain a competitive advantage. Our inability to defend against the unauthorized use of these rights and assets could have an adverse effect on our results of operations and financial condition. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert our management's focus away from operations.
Our business operations may be adversely affected by information systems interruptions or intrusion. We are dependent on various information technologies throughout our company to administer, store and support multiple business activities. Disruptions or cybersecurity attacks, such as unauthorized access, malicious software and other violations may lead to exposure of proprietary and confidential information as well as potential data corruption. Any intrusion may cause operational stoppages, diminished competitive advantages through reputational damages and increased operational costs.
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
Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could adversely affect our earnings and equity and increase our pension funding requirements. Pension obligations and the related costs are determined using actual results and actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality. Other assumptions include salary increases and retirement age. Some of these assumptions, such as the discount rate and return on pension assets, are reflective of economic conditions and largely out of our control. Positive or negative changes in these assumptions could adversely affect our earnings, equity and funding requirements.
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. Goodwill and other intangible assets are a substantial portion of our assets. At September 29, 2012, goodwill was $763 million and other intangible assets were $212 million of our total assets of $3.1 billion. Our goodwill and other intangible assets may increase in the future since our strategy includes growing through acquisitions. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. Among other adverse impacts, this could result in our inability to refinance or renegotiate the terms of our bank indebtedness.

Our sales and earnings growth may be affected if we cannot identify, acquire or integrate strategic acquisitions. Acquisitions are a key part of our growth strategy. Our historical growth has depended, and our future growth is likely to depend, in part, on our ability to successfully identify, acquire and integrate acquired businesses. We intend to continue to seek additional acquisition opportunities, both to expand into new markets and to enhance our position in existing markets throughout the world. Growth by acquisition involves risk that could adversely affect our financial condition and operating results. In pursuing acquisition opportunities or integrating acquired businesses, management's time and attention may be diverted from our core business. We may not know the potential exposure to unanticipated liabilities. Additionally, the expected benefits or synergies of an acquisition might not be fully realized, integrating operations and personnel may be slowed as well as key employees, suppliers or customers of the acquired business may depart.

Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations have sales to foreign customers. In 2012, 45% of our net sales was to customers outside of the United States. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements, and political or economic reprioritization, insurrection, civil disturbance or war.
Unforeseen exposure to additional income tax liabilities may affect our operating results. Our distribution of taxable income is subject to domestic and, as a result of our significant manufacturing and sales presence in foreign countries, foreign tax jurisdictions. Our effective tax rate and earnings may be affected by shifts in our mix of earnings in countries with varying statutory tax rates, changes in reinvested foreign earnings, alterations to tax regulations or interpretations and outcomes of any audits performed on previous tax returns.
Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business. In 2012, approximately 12% of our sales were subject to compliance with the United States export regulations. Our failure to obtain, or fully adhere to the limitations contained in, the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Our failure, or by an authorized agent or representative that is attributable to us, to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in financial penalties or suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.
The failure or misuse of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products may necessitate a product recall. We include complex system designs and components in our products that could contain errors or defects, particularly when we incorporate new technology into our products. If any of our products are defective, we could be required to redesign or recall those products or pay substantial damages or warranty claims and face actions by regulatory bodies and government authorities. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products and cause us to withdraw from certain markets. We are also exposed to product liability claims. Many of our products are used in applications where their failure or misuse could result in significant property loss and serious personal injury or death. We carry product liability insurance consistent with industry norms. However, these insurance coverages may not be sufficient to fully cover the payment of any potential claim. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

Future terror attacks, war, natural disasters or other catastrophic events beyond our control could negatively impact our business. Terror attacks, war or other civil disturbances, natural disasters and other catastrophic events could lead to economic instability and decreases in demand for commercial products, which could negatively impact our business, financial condition and results of operations. Terrorist attacks worldwide have caused instability from time to time in global financial markets and the aviation industry. In 2012, 17% of our net sales was in the commercial aircraft market. Our facilities are located throughout the world. They could be subject to damage from fire, flood, earthquake or other natural or man-made disasters. Although we carry third party property insurance covering these and other risks, our inability to meet customers' schedules as a result of a catastrophe may result in a loss of customers or significant additional costs, such as penalty claims under customer contracts.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
On September 29, 2012, we occupied 5,200,000 square feet of space in the United States and countries throughout the world, distributed as follows:

	Square Feet
	Owned	Leased	Total
Aircraft Controls	1,387,000	349,000	1,736,000
Space and Defense Controls	519,000	372,000	891,000
Industrial Systems	669,000	653,000	1,322,000
Components	623,000	215,000	838,000
Medical Devices	282,000	111,000	393,000
Corporate Headquarters	—	20,000	20,000
Total	3,480,000	1,720,000	5,200,000
Aircraft Controls has principal manufacturing facilities located in the U.S., the Philippines and England. Space and Defense Controls has principal manufacturing facilities located in the U.S., The Netherlands, England, Germany and Ireland. Industrial Systems has principal manufacturing facilities located in Germany, China, the U.S., Italy, India, Japan, Luxembourg, The Netherlands, the Philippines, Ireland and England. Components has principal manufacturing facilities located in the U.S., England and Canada. Medical Devices has principal manufacturing facilities in Costa Rica, the U.S. and Lithuania. Our corporate headquarters is located in East Aurora, New York.
We believe that our properties have been adequately maintained and are generally in good condition. Operating leases for properties expire at various times from 2013 through 2034. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

Item 3.	Legal Proceedings.
From time to time, we are involved in legal proceedings. We are not a party to any pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our two classes of common shares, Class A common stock and Class B common stock, are traded on the New York Stock Exchange (NYSE) under the ticker symbols MOG.A and MOG.B. The following chart sets forth, for the periods indicated, the high and low sales prices of the Class A common stock and Class B common stock on the NYSE.
Quarterly Stock Prices

	Class A		Class B
Fiscal Year Ended	High	Low	High	Low
September 29, 2012
1st Quarter	$44.72	$30.47	$44.62	$31.00
2nd Quarter	45.53	40.31	45.00	40.60
3rd Quarter	43.75	36.48	43.43	36.60
4th Quarter	41.76	34.77	41.30	34.67

October 1, 2011
1st Quarter	$40.67	$33.97	$40.27	$34.26
2nd Quarter	46.38	39.24	46.25	40.42
3rd Quarter	46.46	39.54	46.14	39.29
4th Quarter	45.45	30.45	45.00	31.95
The number of shareholders of record of Class A common stock and Class B common stock was 948 and 421, respectively, as of November 16, 2012.
We did not pay cash dividends on our Class A common stock or Class B common stock in 2011 or 2012 and have no plans to do so in the foreseeable future.
The following table summarizes our purchases of our common stock for the quarter ended September 29, 2012.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)(2)(3)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (4)
July 1 - July 31, 2012	437	$35.77	—	1,000,000
August 1 - August 31, 2012	400	37.51	—	1,000,000
September 1 - September 29, 2012	42,080	38.92	—	1,000,000
Total	42,917	$38.88	—	1,000,000

(1)
Purchases consisted of shares of Class B common stock from the Moog Inc. Retirement Savings Plan (RSP) as follows: July, 437 shares at $35.77 per share, August, 400 shares at $37.51 per share and September, 26,109 shares at $39.18 per share.

(2)
In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During September, we accepted delivery of 14,763 shares at $38.53 per share, in connection with the exercise of stock options.

(3)	In September, 1,208 shares at $38.12 per share, were returned to treasury for the settlement of the Animatics acquisition.

(4)
In December 2011, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 Class A or Class B common shares in open market or privately negotiated transactions at the discretion of management.

Performance Graph

The following graph and tables show the performance of the Company's Class A common stock compared to the NYSE Composite-Total Return Index and the S&P Aerospace & Defense Index for a $100 investment made on September 30, 2007, including reinvestment of any dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Moog Inc., the NYSE Composite Index and the S&P Aerospace & Defense Index

$120
$100
$80
$60
$40
$20
$0
9/07
9/08
9/09
9/10
9/11
9/12
Moog Inc.
NYSE Composite
S&P Aerospace & Defense

	9/07	9/08	9/09	9/10	9/11	9/12
Moog Inc. - Class A Common Stock	$100.00	$97.59	$67.14	$80.81	$74.24	$86.19
NYSE Composite - Total Return Index	100.00	76.89	72.69	78.36	74.79	93.33
S&P Aerospace & Defense Index	100.00	74.58	70.91	80.65	81.33	99.12

Item 6.	Selected Financial Data.
For a more detailed discussion of 2010 through 2012, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and Item 8, Financial Statements and Supplementary Data of this report.

(dollars in thousands, except per share data)	2012(1)	2011(1)	2010(2)	2009(2)(3)	2008(2)
RESULTS FROM OPERATIONS
Net sales	$2,469,536	$2,330,680	$2,114,252	$1,848,918	$1,902,666
Net earnings	152,462	136,021	108,094	85,045	119,068
Net earnings per share
Basic	$3.37	$2.99	$2.38	$2.00	$2.79
Diluted	$3.33	$2.95	$2.36	$1.98	$2.75
Weighted-average shares outstanding
Basic	45,246,960	45,501,806	45,363,738	42,598,321	42,604,268
Diluted	45,718,324	46,047,422	45,709,020	42,906,495	43,256,888
FINANCIAL POSITION
Total assets	$3,105,907	$2,842,967	$2,712,134	$2,634,317	$2,227,247
Working capital	885,032	834,056	812,805	764,137	713,292
Securitized debt	81,800	—	—	—	—
Indebtedness - senior	304,243	346,851	386,103	454,456	270,988
Indebtedness - senior subordinated	378,579	378,596	378,613	378,630	400,072
Shareholders’ equity	1,304,790	1,191,891	1,120,956	1,065,033	994,410
Shareholders’ equity per common share outstanding	$28.80	$26.38	$24.70	$23.53	$23.30
SUPPLEMENTAL FINANCIAL DATA
Capital expenditures	$107,030	$83,695	$65,949	$81,826	$91,833
Depreciation and amortization	100,816	96,327	91,216	76,384	63,376
Research and development	116,403	106,385	102,600	100,022	109,599
Twelve-month backlog	1,279,307	1,324,809	1,181,303	1,097,760	861,694
RATIOS
Net return on sales	6.2%	5.8%	5.1%	4.6%	6.3%
Return on shareholders’ equity	12.1%	11.4%	9.8%	8.3%	12.7%
Current ratio	2.33	2.53	2.70	2.71	2.89
Net debt to capitalization (4)	32.1%	33.9%	36.8%	41.4%	37.0%

(1)	Includes the effects of acquisitions. See Note 2 of the Consolidated Financial Statements at Item 8, Financial Statements and Supplementary Data of this report.

(2)
Includes the effects of acquisitions. In 2010, we acquired four businesses, one each in our Aircraft Controls and Industrial Systems segments and two in our Space and Defense Controls segment. In 2009, we acquired eight businesses, two each in our Aircraft Controls and Medical Devices segments, one in our Space and Defense Controls segment and three in our Industrial Systems segment. In 2008, we acquired two businesses, one each in our Space and Defense Controls and Components segments.

(3)	Includes the sale of Class A common stock on October 2, 2009.

(4)	Net debt is total debt less cash and cash equivalents. Capitalization is the sum of net debt and shareholders’ equity.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
We are a worldwide designer, manufacturer and integrator of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and defense and industrial markets. Within the aerospace and defense market, our products and systems include military and commercial aircraft flight controls, thrust vector controls for space launch vehicles, controls for gun aiming, stabilization and automatic ammunition loading for armored combat vehicles, satellite positioning controls and controls for steering tactical and strategic missiles. In the industrial market, our products are used in a wide range of applications including injection molding machines, metal forming, heavy industry, material and automotive testing, pilot training simulators, wind energy, enteral clinical nutrition pumps, infusion therapy pumps, oil exploration, motors used in sleep apnea devices, power generation, surveillance systems and slip rings used on CT scanners. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, England, the Philippines, Germany, China, India, Italy, The Netherlands, Japan, Costa Rica, Luxembourg, Ireland and Canada.
We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls and represent 32% of our sales. We recognize revenue on these contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity.
We concentrate on providing our customers with products designed and manufactured to the highest quality standards. In achieving a leadership position in the high performance, precision controls market, we have capitalized on our strengths, which include:

•	superior technical competence,

•	customer diversity and broad product portfolio, and

•	well-established international presence serving customers worldwide.
We intend to increase our revenue base and improve our profitability and cash flows from operations by building on our market leadership positions, by strengthening our niche market positions in the principal markets that we serve and by extending our participation on the platforms we supply by providing more systems solutions. We also expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence. Our strategy to achieve our objectives includes:

•	maintaining our technological excellence by building upon our systems integration capabilities while solving our customers’ most demanding technical problems,

•	striving for continuing cost improvements,

•	taking advantage of our global capabilities,

•	developing products for new and emerging markets,

•	growing our profitable aftermarket business, and

•	capitalizing on strategic acquisitions and opportunities.
We face numerous challenges to improve shareholder value. These include, but are not limited to, adjusting to dynamic global economic conditions that are influenced by governmental, industrial and commercial factors, pricing pressures from customers, strong competition, foreign currency fluctuations and increases in employee benefit costs. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality.

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

In 2012, we completed four business combinations. Two of these business combinations were in our Components segment. We acquired Protokraft, LLC, based in Tennessee, for $13 million plus contingent consideration with an initial fair value of $5 million. Protokraft designs and manufacturers opto-electronic transceivers, ethernet switches and media converters packaged into rugged, environmentally-sealed connectors. We also acquired Tritech International Limited, based in the UK, for $33 million. Tritech is a leading designer and manufacturer of high performance acoustic sensors, sonars, video cameras and mechanical tooling equipment. We also completed two business combinations in our Space and Defense Controls segment. We acquired Bradford Engineering, based in The Netherlands, for $13 million. Bradford is a developer and manufacturer of satellite equipment including attitude control, propulsion and thermal control subsystems. We also acquired In-Space Propulsion for $45 million. In-Space Propulsion has locations in New York, California, Ireland and the United Kingdom and is a developer and manufacturer of liquid propulsion systems and components for satellites and missile defense systems.

In 2011, we completed three business combinations within two of our segments. We completed two business combinations within our Aircraft Controls segment, both of which are located in the U.S. We acquired Crossbow Technology Inc., based in California, for $32 million. Crossbow designs and manufacturers acceleration sensors that are integrated into inertial navigation and guidance systems used in a variety of aerospace, defense and transportation applications. We also acquired a business that complements our military aftermarket business for $2 million in cash. We completed one business combination within our Components segment by acquiring Animatics Corporation, based in California. The purchase price was $24 million, which included 466,541 shares of Moog Class A common stock valued at $19 million. Animatics supplies integrated servos, linear actuators and control electronics that are used in a variety of industrial, medical and defense applications.
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
Revenue Recognition on Long-Term Contracts
Revenue representing 32% of 2012 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominantly used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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
Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material in 2012, 2011 or 2010.
Contract Loss Reserves
At September 29, 2012, we had contract loss reserves of $48 million. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications.
Reserves for Inventory Valuation
At September 29, 2012, we had net inventories of $538 million, or 35% of current assets. Reserves for inventory were $97 million, or 15% of gross inventories. Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation.
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
Reviews for Impairment of Goodwill
At September 29, 2012, we had $763 million of goodwill, or 25% of total assets. We test goodwill for impairment for each of our reporting units at least annually, during our fourth quarter, and whenever events occur or circumstances change, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit.
We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Certain of our reporting units are our operating segments while others are one level below our operating segments.
Companies may perform a qualitative assessment as the initial step in the annual goodwill impairment testing process for all or selected reporting units. Companies are also allowed to bypass the qualitative analysis and perform a quantitative analysis if desired. Economic uncertainties and the length of time from the calculation of a baseline fair value are factors that we would consider in determining whether to perform a quantitative test.

When we evaluate the potential for goodwill impairment using a qualitative assessment, we consider factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative two-step impairment test.
Quantitative testing first requires a comparison of the fair value of each reporting unit to the carrying value. We use the discounted cash flow method to estimate the fair value of each of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating profit margins and cash flows, the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit's current business, expected developments and operational strategies over a five-year period. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and any loss must be measured.
In measuring the impairment loss, the implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit's assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.
For our annual test of goodwill impairment in 2012, we performed a quantitative assessment for our Medical Devices reporting unit, which had $126 million of goodwill as of the date of our test. In performing this assessment, we used a 3% terminal growth rate, which is supported by our historical growth rate, near-term projections and long-term expected market growth. We then discounted the projected cash flows using a weighted average cost of capital of 10.5%. This discount rate reflects management's assumptions of marketplace participants' cost of capital and risk assumptions, both specific to the Medical Devices reporting unit and overall in the economy. Based on this test, the fair value of the Medical Devices reporting unit exceeded its carrying value by over 10%. Therefore, goodwill was not impaired. Had we used a discount rate that was 100 basis points higher than what we assumed, the fair value of the Medical Devices reporting unit would not have exceeded its carrying value and we would have measured impairment of goodwill. However, if we had we used a discount rate that was 50 basis points higher or a terminal growth rate that was 100 basis points lower than those we assumed, the fair value of the Medical Devices reporting unit would have continued to exceed its carrying value.
The determination of each of our assumptions is subjective and requires significant estimates. Changes in these estimates and assumptions could materially affect the results of our impairment review. If cash flows generated by our Medical Devices reporting unit were to decline significantly in the future or there were negative revisions to key assumptions, we may be required to record impairment charges. Among other things, our Medical Devices assumptions include growth of revenue, margins, and increased cash flows over time. If actual results differ from these assumptions, it may result in an impairment of our goodwill.
We performed qualitative assessments for the other seven reporting units and concluded that it is more likely than not that their fair values exceed their carrying values.
Based on our annual qualitative and quantitative assessments of our reporting units, we concluded that goodwill was not impaired.
Purchase Price Allocations for Business Combinations
During 2012, we completed four business combinations for a total purchase price of $110 million. Under purchase accounting, we recorded assets and liabilities at fair value as of the acquisition dates. We identified and ascribed value to programs, customer relationships, patents and technology, trade names, backlog and contracts and estimated the useful lives over which these intangible assets would be amortized. Valuations of these assets were performed largely using discounted cash flow models. These valuations support the conclusion that identifiable intangible assets had a value of $45 million. The resulting goodwill was $30 million.

Ascribing value to intangible assets requires estimates used in projecting relevant future cash flows, in addition to estimating useful lives of such assets. Using different assumptions could have a material effect on our current and future amortization expense

Pension Assumptions
We maintain various defined benefit pension plans covering employees at certain locations. Pension expense for all defined benefit plans for 2012 was $35 million. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate and the long-term expected return on assets. Other assumptions include mortality rates, salary increases and retirement age.
The discount rate is used to state expected future cash flows at present value. Using a lower discount rate increases the present value of pension obligations and increases pension expense. We used the Mercer Pension Discount Yield Curve to determine the discount rate for our U.S. plans. The discount rate is determined by discounting the plan's expected future benefit payments using a yield curve developed from high quality bonds that are rated AA or better by Moody's as of the measurement date. The yield curve calculation matches the notional cash inflows of the hypothetical bond portfolio with the expected benefit payments to arrive at the discount rate. In determining expense for 2012 for our largest U.S. plan, we used a 4.8% discount rate, compared to 5.3% for 2011. We will use a 3.8% discount rate to determine our expense in 2013 for this plan. This 100 basis point decrease in the discount rate will increase our pension expense by $10 million in 2013.

The long-term expected return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In determining the long-term expected return on assets assumption, we consider our current and target asset allocations. We consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. In determining the 2012 expense for our largest plan, we used an 8.9% return on assets assumption, the same as we used in 2011. A 50 basis point decrease in the long-term expected return on assets assumption would increase our annual pension expense by $2 million.

Deferred Tax Asset Valuation Allowances
At September 29, 2012, we had gross deferred tax assets of $292 million and a deferred tax asset valuation allowance of $2 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence, tax benefit carry forwards and contract loss reserves. The $2 million deferred tax asset valuation allowance relates to certain tax benefit carryforwards.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

				2012 vs. 2011		2011 vs. 2010
(dollars in millions except per share data)	2012	2011	2010	$ Variance	% Variance	$ Variance	% Variance
Net sales	$2,470	$2,331	$2,114	$139	6%	$217	10%
Gross margin	30.2%	29.2%	29.0%
Research and development expenses	$116	$106	$103	$10	9%	$3	3%
Selling, general and administrative expenses as a percentage of sales	15.6%	15.2%	14.8%
Restructuring expense	$—	$1	$5	$(1)	(100%)	$(4)	(80%)
Interest expense	$34	$36	$39	$(2)	(4%)	$(3)	(8%)
Effective tax rate	27.0%	26.0%	27.7%
Net earnings	$152	$136	$108	$16	12%	$28	26%
Diluted earnings per share	$3.33	$2.95	$2.36	$0.38	13%	$0.59	25%
Net sales increased in 2012 compared to 2011 due to growth in Aircraft Controls and Components. During 2011, net sales increased in all of our segments with the exception of Components.
Our gross margin increased in 2012 compared to 2011 due to more beneficial product mix across multiple segments. We had stronger gross margins in Aircraft Controls, Components and Industrial Systems, while gross margins were fairly flat in Space and Defense Controls and Medical Devices. Our gross margin was relatively unchanged in 2011 compared to 2010. Volume increases and a more favorable product mix were offset by more additions to contract loss reserves. The loss reserves are primarily within our Aircraft Controls segment.
Research and development increased in 2012 due to the ramp up of activity on the Airbus A350 program, partially offset by reduced activity on the Boeing 787-8 program. In 2011, research and development increased due to more activity on A350 development.
Our selling, general and administrative expenses as a percentage of sales increased in 2012 compared to 2011 due to a shift of activity from direct product support to selling support. The increase in 2011 compared to 2010 is a result of increased marketing efforts and bid and proposal activity for aerospace programs, partially offset by the efficiencies gained from our higher sales volume.
In 2009, we initiated restructuring efforts to better align our cost base with the lower level of sales and operating margins associated with the global recession. These actions continued in 2010 and 2011. In 2010, the restructuring actions were primarily in Aircraft Controls, Space and Defense Controls and Industrial Systems. In 2011, restructuring actions were primarily in the Industrial Systems segment.
Interest expense decreased in 2012 compared to 2011 as a result of lower interest rates. Interest expense decreased in 2011 compared to 2010 as a result of lower average borrowings and lower interest rates.

The effective tax rate for 2012 was higher than 2011 due to a lower foreign tax credits and research and development tax credits. Partially offsetting these items were a reduction in the deferred tax asset valuation allowance associated with net operating loss carryforwards from a foreign operation and a decrease in the legislated statutory tax rate in the U.K. affecting the measurement of deferred tax liabilities. The effective tax rate for 2011 is lower than 2010 primarily from the recognition of current and future tax benefits associated with the same net operating loss carry forward.

Net earnings and earnings per share increased in 2012, primarily driven by increases in operating profit from Aircraft Controls and, to a lesser extent, Components and Medical Devices. In 2011, net earnings and earnings per share increased as all of our segments, except for Components, had higher levels of operating profit than in 2010.

2013 Outlook - We expect sales in 2013 to increase between 6% and 8% to between $2.62 billion and $2.67 billion. This range reflects strength in most of our segments as well as uncertainty in the macro-economic picture within our Industrial Systems segment. We expect operating margin to be between 11.4% and 11.6%. We expect margin expansion in Aircraft Controls, Components and Medical Devices and a slight compression in Space and Defense Controls. We expect our Industrial Systems segment operating margin to be between 9.6% and 10.9%. We expect net earnings to increase to between $161 and $170 million and diluted earnings per share to increase between 5% and 11% to between $3.50 and $3.70. This outlook excludes any effect for 2013 from sequestration (as noted in Economic Conditions and Market Trends).

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

Aircraft Controls

				2012 vs. 2011		2011 vs. 2010
(dollars in millions)	2012	2011	2010	$ Variance	% Variance	$ Variance	% Variance
Net sales - military aircraft	$576	$530	$486	$46	9%	$44	9%
Net sales - commercial aircraft	388	320	271	67	21%	49	18%
	$964	$850	$757	$113	13%	$93	12%
Operating profit	$105	$84	$76	$21	25%	$8	11%
Operating margin	10.9%	9.9%	10.1%
Backlog	$658	$641	$567	$17	3%	$74	13%
Aircraft Controls' sales increased in 2012 reflecting strength in both commercial and military businesses. Within military aircraft, sales increased $12 million for foreign military sales, $11 million on the F-35 program as production ramped up and $9 million in navigational aids. Aftermarket sales increased $8 million. In addition, the KC-46 tanker program ramped up, providing an incremental $5 million of sales. Within commercial aircraft, we experienced sales growth across the majority of our platforms. Specifically, sales increased $21 million to Boeing, $12 million on business jets and $7 million to Airbus as production on the A380 ramped up. Commercial aftermarket sales also increased $15 million, primarily due to initial provisioning spares sales for the Boeing 787 program.
Aircraft Controls' sales increased in 2011 compared to 2010 as both commercial and military businesses contributed strong sales growth. Military aftermarket sales increased $49 million, partially offset by a $15 million decrease in military fighter programs. The increase in military aftermarket reflects the benefit of some significant upgrade programs on several platforms. Commercial aircraft sales were strong as commercial aftermarket sales increased $17 million, returning to pre-recession levels. The Boeing 787 production ramp up increased sales $15 million, which included the negotiation of open scope changes. In addition, sales increased $7 million on Airbus programs and $6 million in business jets as that market recovered.
Operating margin increased in 2012 compared to 2011 due to higher sales volumes. Also, additions to contract loss reserves decreased $2 million in 2012 compared to 2011. Higher research and development related to the ramp up of development work on the A350 program partially offset margin expansion. Increased expenses related to the move to our newly constructed manufacturing facility in Wolverhampton, England also partially offset the margin increase. Operating margin was comparable in 2011 and 2010. In 2011, research and development costs were lower as a percentage of sales, primarily as a result of reimbursements totaling $13 million on a commercial transport program in 2011. We also had benefits in 2011 associated with the higher volume and sales mix changes toward higher margin business such as military aftermarket. Partially offsetting those positive contributions were increased contract loss reserves of $20 million. The higher loss reserves were on various commercial programs, including the 787 related to higher cost estimates of early production units and the G280 as a result of changes coming out of flight certification efforts.
The higher level of twelve-month backlog for Aircraft Controls at September 29, 2012 compared to October 1, 2011 reflects strong orders for military aftermarket and commercial business. The higher level of twelve-month backlog at October 1, 2011 compared to October 2, 2010 reflected strong commercial aircraft orders.
2013 Outlook for Aircraft Controls - We expect sales in Aircraft Controls to increase 7% to $1.03 billion in 2013. Commercial aircraft is expected to increase 13% to $437 million due to stronger sales to Boeing and Airbus. Military aircraft sales are expected to increase 3% to $590 million primarily due to aftermarket and the ramp up on the KC-46 tanker program. We expect operating margin to increase to 11.5% in 2013, reflecting incremental margin on higher sales and a decline in research and development expenses.

Space and Defense Controls

				2012 vs. 2011		2011 vs. 2010
(dollars in millions)	2012	2011	2010	$ Variance	% Variance	$ Variance	% Variance
Net sales	$359	$356	$325	$3	1%	$31	10%
Operating profit	$43	$49	$36	$(6)	(13%)	$13	36%
Operating margin	11.9%	13.8%	11.0%
Backlog	$204	$223	$213	$(19)	(9%)	$10	5%

Space and Defense Controls net sales were relatively flat in 2012 compared to 2011 with strong growth in the space market offset by declines in both the security and defense markets. Sales on space programs grew $37 million. Of this increase, $17 million came from acquisitions with In-Space Propulsion contributing $9 million and Bradford Engineering contributing $8 million. Increased activities on the United Launch Alliance common thrust vector control system for the Delta IV and Atlas V next generation rockets drove an additional $12 million increase. Sales in the security market decreased $30 million, attributable to the Driver's Vision Enhancer (DVE) program wind down. Defense sales decreased $6 million as last year's order for an aircraft stores management system was only partially offset by higher tactical missile production rates in 2012.

Net sales in Space and Defense Controls increased in 2011, primarily in two areas, security and surveillance and tactical missiles. Sales increased $21 million in security and surveillance, a result of our 2010 acquisition of Pieper and stronger demand in government and industrial markets. Tactical missiles increased $19 million as a result of a large order for an aircraft stores management system and the replenishment of TOW and Hellfire missile inventory. Partially offsetting those increases was an $11 million decline in the satellite market, which experienced a record year in 2010 due to an unusually high number of GEO satellite orders that year.
Operating margin decreased in 2012 due to a less favorable sales mix as 2011 included strong sales on the DVE program and profit contributions on the aircraft stores management system. These programs also drove the operating margin increase of 2011 over 2010.
The lower twelve-month backlog as of September 29, 2012 compared to October 1, 2011 is a result of various projects completing and is partly offset by increases from our recent acquisitions. The increased level of twelve-month backlog at October 1, 2011 compared to October 2, 2010 reflected improved orders for satellites, launch vehicles and tactical missiles.
2013 Outlook for Space and Defense Controls - We expect sales in Space and Defense Controls to increase 15% to $413 million in 2013. We expect this increase to be primarily attributable to our acquisitions and to foreign opportunities in our missile defense programs. We expect operating margin to decrease to 11.2% largely as a result of purchase accounting adjustments resulting from the In-Space Propulsion acquisition.

Industrial Systems

				2012 vs. 2011		2011 vs. 2010
(dollars in millions)	2012	2011	2010	$ Variance	% Variance	$ Variance	% Variance
Net sales	$634	$629	$546	$4	1%	$83	15%
Operating profit	$63	$63	$48	$—	1%	$15	31%
Operating margin	10.0%	10.0%	8.8%
Backlog	$234	$284	$233	$(50)	(18%)	$51	22%
Net sales in Industrial Systems were relatively flat in 2012 compared to 2011. Adjusting for foreign currency translation effects associated with the stronger U.S. dollar, real growth in 2012 was $25 million, or 4%. Within the segment, sales increased $24 million in our simulation and test markets. Sales increased $13 million in our non-renewable energy market on strong demand for our energy exploration and generation products. The sales growth was partially offset by an $18 million decline in the wind energy business due to continued weakness in China. Also, offsetting the increase was a $15 million decline within industrial automation related to foreign currency translation effects and softer general industrial economic conditions.
Net sales in Industrial Systems for 2011 reflected increases in all of our major markets except for wind energy. The broad-based sales recovery reflected the strengthening of business in all of our geographic markets. Sales increased $66 million in industrial automation, $26 million in motion simulation and $13 million in the non-renewable energy market. Offsetting those increases was a decrease in wind energy of $22 million, primarily due to the Chinese market, where large customers had built up inventory, allowing them to slow their orders.
The 2012 operating margin remained the same as 2011 on fairly level sales. Operating margin for 2011 increased on higher sales volume in our legacy markets, but was tempered by the decline in the wind energy market.
The lower level of twelve-month backlog in Industrial Systems at September 29, 2012 compared to October 1, 2011 is primarily due to a decline in wind energy orders and the timing of auto test orders. The higher level of twelve-month backlog at October 1, 2011 compared to October 2, 2010 was due primarily to increased demand in most of our major markets due to improving global economic conditions, especially in test equipment and power generation.
2013 Outlook for Industrial Systems - Due to the lower level in incoming orders and general uncertainty in the global industrial economy, we forecasted a range of sales and operating margins. On the high end of the range, we are forecasting sales in Industrial Systems to increase 6% to $674 million. Under this scenario, our simulation and test market and our industrial automation market would show growth, while sales in the energy market would increase only slightly. We expect operating margin to increase to 10.9%, benefiting from higher sales. On the low end of the range, sales in Industrial Systems would decrease 2% to $624 million. Under this scenario, our simulation and test market sales would grow; however, sales in our energy and industrial automation markets would decrease. We expect operating margin to decrease slightly to 9.6%.

Components

				2012 vs. 2011		2011 vs. 2010
(dollars in millions)	2012	2011	2010	$ Variance	% Variance	$ Variance	% Variance
Net sales	$374	$353	$360	$21	6%	$(7)	(2%)
Operating profit	$57	$50	$60	$7	14%	$(10)	(17%)
Operating margin	15.0%	14.3%	16.7%
Backlog	$167	$163	$153	$3	2%	$10	7%
Components' net sales increased in 2012 with incremental sales from acquisitions contributing $15 million to the growth. Sales in non-aerospace and defense markets grew $24 million and were partially offset by a $3 million decrease in aerospace and defense markets. Sales increased $12 million in our marine business, driven by both increased demand in off-shore oil exploration products, which is influenced by oil prices, as well as our recent acquisition of Tritech. Sales in the industrial market increased $6 million, as our Animatics acquisition more than offset declines in wind energy components. Medical sales increased $6 million as well. Offsetting these increases was a $6 million decrease in military aircraft sales reflecting slower demand for military aircraft and defense control products.
Net sales in Components decreased in 2011 as sales shifted between markets. Sales increased $12 million in our industrial business with the Animatics acquisition contributing $6 million. Sales increased $11 million in the marine market, related to off shore oil exploration, and $9 million in medical equipment, primarily from sales to Respironics for sleep apnea equipment. Sales for space and defense controls declined $22 million, mostly a result of slowing demand for various military vehicles, including our completion of the upgrade program on the Bradley Fighting Vehicle, and a large fiber optic modem order on the Eurofighter we supplied in 2010 which did not repeat in 2011. Sales in the aircraft market declined $16 million, primarily in military aircraft, reflecting a general softness in 2011 and strong de-icing system sales on the Black Hawk helicopter program in 2010.
Operating margin increased in 2012 compared to 2011 due to higher sales volumes in 2012 and a write down recorded in 2011. In 2011, we recorded a $2 million write down on a technology investment in data compression technology for use in CAT scan machines. Operating margin decreased in 2011 compared to 2010 as a result of the sales volume decline, a less favorable product mix, a general shift to newer products with larger up-front costs and the writedown of the technology investment.
The higher level of twelve-month backlog at September 29, 2012 compared to October 1, 2011 is attributable to increased marine orders for oil and gas exploration products and in part attributable to our recent acquisitions. Offsetting the increase is a slowing demand for military aircraft and defense control products. The higher level of twelve-month backlog at October 1, 2011 compared to October 2, 2010 related to orders on the Guardian system.
2013 Outlook for Components - We expect sales to increase 10% to $413 million in 2013. We expect marine sales to increase due to our Tritech acquisition. We also expect stronger industrial automation sales in the U.S., as well as some growth in our defense business as foreign missile defense programs ramp up. Offsetting the growth is an expected continued decline in military aircraft sales. We expect operating margin will expand slightly to 15.5%.

Medical Devices

				2012 vs. 2011		2011 vs. 2010
(dollars in millions)	2012	2011	2010	$ Variance	% Variance	$ Variance	% Variance
Net sales	$140	$142	$127	$(2)	(2%)	$15	12%
Operating profit (loss)	$5	$—	$(4)	$5	n/a	$4	100%
Operating margin	3.9%	0.2%	(3.2%)
Backlog	$17	$13	$15	$4	28%	$(2)	(13%)
Net sales in Medical Devices in 2012 were comparable to 2011. Sales of sensors, which are used to detect air bubbles in pumping applications, decreased $3 million as we benefited from higher demand in 2011 for one of our customer's pumps due to a recall of certain large volume pumps in the hospital market. Pump sales increased slightly in 2012 as compared to 2011. Sales for syringe pumps increased as we had strong international shipments, especially in Europe, offset by lower sales of IV Pumps as we transitioned from our primary dependency on a single sales distributor to a model that includes more direct sales.
Net sales in Medical Devices for 2011 compared to 2010 increased primarily from our strong sales in both administration sets and sensors and hand pieces, which increased $7 million and $5 million, respectively. Our sensors benefited from the higher demand for one of our customer's pumps due to a recall of certain large volume pumps in the hospital market. In addition, sales of our pumps increased $4 million. We introduced our new enteral pump in the international market, which was partially offset by lower sales of our infusion pumps as we completed a voluntary software correction during 2011.
Operating margins increased in 2012 due to improved efficiencies and increased cost containment activities. In addition, we recorded a $1 million reserve in 2011 in connection with a voluntary software upgrade related to an infusion pump. The upgrade improved the pump's reliability in response to customer feedback. Our operating margin improved to break-even in 2011 as a result of several factors, including lower costs from having our Costa Rica facility fully operational, the higher sales volume and a more favorable product mix. Offsetting those improvements were warranty costs in 2011 in connection with the voluntary software correction.

Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2013 Outlook for Medical Devices - We expect sales in Medical Devices to increase 4% to $146 million. Sales of pumps are expected to increase as our IV and enteral pumps gain traction in the marketplace. Our set sales are expected to decrease slightly as we shift our supply agreements with an international customer to a commission structure. We expect operating margin to increase to 6.0% as a result of higher sales. This increase also reflects the negative effect of the medical devices excise tax effective in January 2013 under the Affordable Health Care Act.

FINANCIAL CONDITION AND LIQUIDITY

				2012 vs. 2011		2011 vs. 2010
(dollars in millions)	2012	2011	2010	$ Variance	% Variance	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$214	$196	$195	$18	9%	$1	1%
Investing activities	(216)	(121)	(98)	(94)	(78%)	(23)	(23%)
Financing activities	37	(73)	(66)	110	151%	(7)	(11%)
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At September 29, 2012, our cash balance was $149 million, substantially all held outside of the U.S. Our U.S. sites fund on-going operations, debt requirements and future growth investments with cash generated from operations along with available borrowings. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decided to repatriate such amounts. If we determined repatriation of foreign funds was necessary, we would then be required to pay additional U.S. income taxes.
Operating activities
Net cash provided by operating activities increased in 2012 compared to 2011. The increase is primarily due to higher net earnings. Cash provided by working capital requirements also increased primarily due to lower pension plan contributions in 2012 after having accelerated the payment of previously planned 2012 contributions into the fourth quarter of 2011.
Net cash provided by operating activities was virtually unchanged in 2011 compared to 2010. Positive contributions in 2011 came from higher net earnings, increased customer advances and improved collections on receivables, most notably on Boeing 787. Offsetting those positive cash flows were greater use of cash for inventory requirements to fund the sales growth and a higher level of U.S. defined pension plan contributions.
Investing activities

Net cash used by investing activities in 2012 included $107 million for capital expenditures and $105 million for four acquisitions, two each in Space and Defense Controls and Components. The higher level of capital expenditures in 2012 compared to 2011 was partly attributable to newly constructed facilities.
Net cash used by investing activities in 2011 included $84 million for capital expenditures and $38 million for three acquisitions, two in Aircraft Controls and one in Components. Net cash used by investing activities in 2010 included $66 million for capital expenditures and $30 million for four acquisitions, two in Space and Defense Controls and one each in Aircraft Controls and Industrial Systems.
We expect our 2013 capital expenditures to be approximately $105 million.
Financing activities
Net cash provided by financing activities in 2012 primarily reflects increased domestic borrowings to fund acquisitions. Net cash used by financing activities in 2011 primarily reflects pay downs on our U.S. credit facility and $29 million used for our share repurchase program, under which we purchased the remaining 766,400 shares authorized by our Board of Directors in October 2008. Net cash used by financing activities in 2010 primarily reflects pay downs on our U.S. credit facility and the payment of a note issued for the LTi REEnergy acquisition in 2009.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.
Our largest credit facility is our U.S. credit facility, which matures on March 18, 2016. It consists of a $900 million revolver and had an outstanding balance of $292 million at September 29, 2012. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 150 basis points at September 29, 2012. The credit facility is secured by substantially all of our U.S. assets.
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

On March 5, 2012, we entered into a trade receivables securitization facility (the "Securitization Program"), which matures on March 4, 2013. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. credit facility. We had an outstanding balance of $82 million at September 29, 2012. The Securitization Program reduced the amount outstanding under our U.S. credit facility and increased the amount of short-term borrowings. Interest on the secured borrowings under the Securitization Program is 92 basis points at September 29, 2012 and is based on prevailing market rates for short-term commercial paper plus an applicable margin.
At September 29, 2012, we had $608 million of unused borrowing capacity, including $594 million from the U.S. credit facility after considering standby letters of credit.
Net debt to capitalization was 32% at September 29, 2012 and 34% at October 1, 2011. The decrease in net debt to capitalization is primarily due to our positive cash flow and net earnings.
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

Contractual Obligations and Commercial Commitments
Our significant contractual obligations and commercial commitments at September 29, 2012 are as follows:

(dollars in millions)	Payments due by period
Contractual Obligations	Total	2013	2014- 2015	2016- 2017	After 2017
Long-term debt	$674	$3	$187	$292	$192
Interest on long-term debt	107	26	43	28	10
Operating leases	78	20	28	17	13
Purchase obligations	499	419	53	2	25
Total contractual obligations	$1,358	$468	$311	$339	$240
In addition to the obligations in the table above, we have $5 million recorded for unrecognized tax benefits in current liabilities, which includes $1 million of related accrued interest. We are unable to determine if and when any of those amounts will be settled, nor can we estimate any potential changes to the unrecognized tax benefits.
Interest on long-term debt consists of payments on fixed-rate debt, primarily our senior subordinated notes. It excludes interest on variable-rate debt, primarily our U.S. credit facility, as we are unable to determine the rate and average balance outstanding for the periods presented in the above table. Interest on variable-rate long-term debt, assuming the rate and outstanding balances do not change from those at September 29, 2012, would be approximately $7 million annually.
Total contractual obligations exclude pension as our obligation to satisfy minimum funding requirements in 2013 with cash contributions is not material. However, we anticipate making contributions of $39 million to defined benefit pension plans in 2013.

(dollars in millions)	Commitments expiring by period
Other Commercial Commitments	Total	2013	2014- 2015	2016- 2017	After 2017
Standby letters of credit	$14	$7	$4	$2	$1

ECONOMIC CONDITIONS AND MARKET TRENDS

We operate within the aerospace and defense and industrial markets. Our aerospace and defense markets are affected by market conditions and program funding levels, while our industrial markets are influenced by general capital investment trends and economic conditions. A common factor throughout our markets is the continuing demand for technologically advanced products.
Aerospace and Defense
Approximately 59% of our 2012 sales were generated in aerospace and defense markets. Within aerospace and defense, we serve three end markets: defense, commercial aircraft and space.
The defense market is dependent on military spending for development and production programs. Aircraft production programs are typically long-term in nature, offering predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the F-35 Joint Strike Fighter, F/A-18E/F Super Hornet and V-22 Osprey. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. Our homeland security product line is dependent on government funding at federal and local levels, as well as private sector demand.
Starting in calendar year 2013, additional cuts to the U.S. Department of Defense's mandatory and discretionary budgeted spending of approximately $500 billion over the next decade (or sequestration) as a result of the 2011 Budget Control Act could have ramifications for the aerospace and defense market. As currently written in the Budget Control Act, sequestration cuts are uniform by category for programs, projects and activities within accounts. These reductions would impact our sales, operating profit and our cash flow. However, it is unknown whether sequestration will happen or how it will be implemented. Currently, we have approximately $800 million in domestic defense sales forecasted for 2013.
Global demand for air travel generally follows economic growth and, therefore, the commercial aircraft market has historically exhibited cyclical swings. The aftermarket is driven by usage of the existing aircraft fleet and the age of the installed fleet, and is impacted by fleet re-sizing programs for passenger and cargo aircraft. Changes in aircraft utilization rates affect the need for maintenance and spare parts and impact aftermarket sales. Boeing and Airbus have historically adjusted production in line with air traffic volume. Demand for our commercial aircraft products is in large part dependent on new aircraft production, which is increasing as Boeing and Airbus work down large backlogs of unfilled orders.
The commercial space market is comprised of large satellite customers, traditionally communications companies. Trends for this market, as well as for commercial launch vehicles, follow demand for increased capacity, satellite replacement and global navigation. The space market is also partially dependent on the governmental authorized levels of funding for satellite communications.
Industrial
Approximately 41% of our 2012 sales were generated in industrial markets. Within industrial, we serve three end markets: industrial automation, energy and medical.
The industrial automation market we serve is influenced by several factors including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. We experience challenges from the need to react to the demands of our customers, who are in large part sensitive to international and domestic economies.
The energy market is in part affected by changing natural oil and gas prices, global urbanization and the resulting increase in demand for global energy. Drivers for global growth include investments in power generation infrastructure, including renewable energy, and exploration for new resource reservoirs.

The medical market we serve is influenced by economic conditions, regulatory environments, hospital and outpatient clinic spending on equipment, population demographics, medical advances, patient demands and the need for precision control components and systems. Advances in medical technology and medical treatments have had the effect of extending the average life span, in turn resulting in greater need for medical services. These same technology and treatment advances also drive increased demand from the general population as a means to improve quality of life. Access to medical insurance, whether through government funded health care plans or private insurance, also affects the demand for medical services.
Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-third of our 2012 sales were denominated in foreign currencies. During 2012, average foreign currency rates generally weakened against the U.S. dollar compared to 2011. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $32 million compared to one year ago. During 2011, average foreign currency rates generally strengthened against the U.S. dollar compared to 2010. The translation of the results of our foreign subsidiaries into U.S. dollars increased 2011 sales by $32 million compared to 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendment provides an option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it is necessary to perform a quantitative impairment test. The amendment also enhances the consistency of impairment testing guidance by making impairment testing requirements for indefinite-lived intangible assets equivalent to that of other long-lived assets. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We plan to adopt this amendment in the first quarter of 2013. The adoption of this standard is not expected to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and foreign currency forward contracts. We do not hold or issue financial instruments for trading purposes. In 2012, our derivative instruments consisted of foreign currency forwards.
At September 29, 2012, we had $383 million of borrowings subject to variable interest rates. During 2012, our average borrowings subject to variable interest rates were $332 million and, therefore, if interest rates had been one percentage point higher during 2012, our interest expense would have been $3 million higher.
We also enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and to reduce exposure on intercompany balances that are denominated in foreign currencies. We have foreign currency forwards with notional amounts of $220 million outstanding at September 29, 2012 that mature at various times through the second quarter of 2014.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the euro, British pound and Japanese yen. If average annual foreign exchange rates collectively weakened against the U.S. dollar by 10%, our pre-tax earnings in 2012 would have decreased by $10 million from foreign currency translation. Offsetting that translation decrease would be an $18 million increase from changes in operating margins as a result of foreign currency transactions, primarily from U.S. dollar denominated sales by our foreign operations.

Item 8.	Financial Statements and Supplementary Data.
Inc.
Consolidated Statements of Earnings

	Fiscal Years Ended
(dollars in thousands, except per share data)	September 29, 2012	October 1, 2011	October 2, 2010
NET SALES	$2,469,536	$2,330,680	$2,114,252
COST OF SALES	1,724,232	1,651,203	1,501,641
GROSS PROFIT	745,304	679,477	612,611
Research and development	116,403	106,385	102,600
Selling, general and administrative	385,051	353,964	313,408
Restructuring	—	751	5,125
Interest	34,312	35,666	38,742
Other	697	(1,074)	3,300
EARNINGS BEFORE INCOME TAXES	208,841	183,785	149,436
INCOME TAXES	56,379	47,764	41,342
NET EARNINGS	$152,462	$136,021	$108,094

NET EARNINGS PER SHARE
Basic	$3.37	$2.99	$2.38
Diluted	$3.33	$2.95	$2.36

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,246,960	45,501,806	45,363,738
Diluted	45,718,324	46,047,422	45,709,020
See accompanying Notes to Consolidated Financial Statements.

Inc.
Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(dollars in thousands)	September 29, 2012	October 1, 2011	October 2, 2010
NET EARNINGS	$152,462	$136,021	$108,094
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	144	(9,515)	(858)
Retirement liability adjustment	(46,296)	(51,792)	(57,977)
Change in accumulated income (loss) on derivatives	385	(309)	333
OTHER COMPREHENSIVE LOSS, NET OF TAX	(45,767)	(61,616)	(58,502)
COMPREHENSIVE INCOME	$106,695	$74,405	$49,592
See accompanying Notes to Consolidated Financial Statements.

Inc.
Consolidated Balance Sheets

(dollars in thousands, except per share data)	September 29, 2012	October 1, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$148,841	$113,679
Receivables	744,551	655,805
Inventories	538,262	502,373
Deferred income taxes	87,780	82,513
Prepaid expenses and other current assets	29,474	26,076
TOTAL CURRENT ASSETS	1,548,908	1,380,446
PROPERTY, PLANT AND EQUIPMENT, net	546,179	503,872
GOODWILL	762,854	735,021
INTANGIBLE ASSETS, net of accumulated amortization of $150,722 in 2012 and $121,114 in 2011	212,195	197,545
OTHER ASSETS	35,771	26,083
TOTAL ASSETS	$3,105,907	$2,842,967
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$90,774	$9,283
Current installments of long-term debt	3,186	1,407
Accounts payable	169,587	165,893
Accrued salaries, wages and commissions	134,179	122,200
Customer advances	112,204	97,331
Contract loss reserves	48,428	45,173
Other accrued liabilities	105,518	105,103
TOTAL CURRENT LIABILITIES	663,876	546,390
LONG-TERM DEBT, excluding current installments
Senior debt	292,083	336,161
Senior subordinated notes	378,579	378,596
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	427,588	331,050
DEFERRED INCOME TAXES	36,455	56,729
OTHER LONG-TERM LIABILITIES	2,536	2,150
TOTAL LIABILITIES	1,801,117	1,651,076
COMMITMENTS AND CONTINGENCIES (Note 18)	—	—
SHAREHOLDERS’ EQUITY
Common stock - par value $1.00
Class A - Authorized 100,000,000 shares	43,575	43,535
Issued 43,575,124 and outstanding 41,321,806 shares at September 29, 2012
Issued 43,534,575 and outstanding 41,141,536 shares at October 1, 2011
Class B - Authorized 20,000,000 shares. Convertible to Class A on a one-for-one basis	7,705	7,745
Issued 7,704,589 and outstanding 3,980,301 shares at September 29, 2012
Issued 7,745,138 and outstanding 4,043,697 shares at October 1, 2011
Additional paid-in capital	421,969	412,370
Retained earnings	1,169,216	1,016,754
Treasury shares	(74,980)	(74,479)
Stock Employee Compensation Trust	(15,984)	(13,090)
Accumulated other comprehensive loss	(246,711)	(200,944)
TOTAL SHAREHOLDERS’ EQUITY	1,304,790	1,191,891
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,105,907	$2,842,967
See accompanying Notes to Consolidated Financial Statements.

Inc.
Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
(dollars in thousands)	September 29, 2012	October 1, 2011	October 2, 2010
COMMON STOCK
Beginning and end of year	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	412,370	389,376	381,099
Issuance of treasury shares at more than cost	1,282	17,374	433
Equity-based compensation expense	6,226	6,952	5,445
Adjustment to market - SECT, and other	2,091	(1,332)	2,399
End of year	421,969	412,370	389,376
RETAINED EARNINGS
Beginning of year	1,016,754	880,733	772,639
Net earnings	152,462	136,021	108,094
End of year	1,169,216	1,016,754	880,733
TREASURY SHARES AT COST
Beginning of year	(74,479)	(47,724)	(47,733)
Class A shares issued as consideration for purchase of Animatics	(46)	2,495	—
Class A shares issued related to options	945	828	543
Class A shares purchased	(1,400)	(30,078)	(534)
End of year	(74,980)	(74,479)	(47,724)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of year	(13,090)	(13,381)	(11,426)
Sale of SECT stock to RSP	1,766	2,852	1,732
Purchase of SECT stock	(2,929)	(3,992)	(1,296)
Adjustment to market - SECT	(1,731)	1,431	(2,391)
End of year	(15,984)	(13,090)	(13,381)
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of year	(200,944)	(139,328)	(80,826)
Other comprehensive loss	(45,767)	(61,616)	(58,502)
End of year	(246,711)	(200,944)	(139,328)
TOTAL SHAREHOLDERS’ EQUITY	$1,304,790	$1,191,891	$1,120,956
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of year	(2,393,039)	(2,221,635)	(2,303,699)
Class A shares issued as consideration for purchase of Animatics	(1,208)	467,749	—
Class A shares issued related to options	175,823	155,262	101,825
Class A shares purchased	(34,894)	(794,415)	(19,761)
End of year	(2,253,318)	(2,393,039)	(2,221,635)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning and end of year	(3,305,971)	(3,305,971)	(3,305,971)
SECT SHARES - CLASS B COMMON STOCK
Beginning of year	(395,470)	(374,502)	(398,552)
Sale of SECT stock to RSP	48,579	73,611	60,366
Purchase of SECT stock	(71,426)	(94,579)	(36,316)
End of year	(418,317)	(395,470)	(374,502)
See accompanying Notes to Consolidated Financial Statements.

Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
(dollars in thousands)	September 29, 2012	October 1, 2011	October 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$152,462	$136,021	$108,094
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	67,084	64,963	61,112
Amortization	33,732	31,364	30,104
Provisions for non-cash losses	69,041	71,993	54,204
Deferred income taxes	(4,113)	2,923	11,314
Equity-based compensation expense	6,226	6,952	5,445
Other	3,077	1,399	1,633
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(57,360)	(32,723)	(70,076)
Inventories	(37,274)	(56,382)	10,220
Accounts payable	(7,602)	9,299	28,945
Customer advances	11,508	22,301	7,563
Accrued expenses	(48,134)	(23,307)	(32,711)
Net pension and post retirement liabilities	27,122	(35,437)	(17,463)
Other assets and liabilities	(1,429)	(3,176)	(3,128)
NET CASH PROVIDED BY OPERATING ACTIVITIES	214,340	196,190	195,256

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(104,089)	(37,841)	(29,843)
Purchase of property, plant and equipment	(107,030)	(83,695)	(65,949)
Other investing transactions	(4,454)	298	(2,285)
NET CASH USED BY INVESTING ACTIVITIES	(215,573)	(121,238)	(98,077)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (repayments)	81,849	4,952	(15,830)
Proceeds from revolving lines of credit	805,859	676,930	543,319
Payments on revolving lines of credit	(848,505)	(714,452)	(591,505)
Payments on long-term debt	(1,335)	(8,117)	(2,795)
Proceeds from sale of treasury stock	2,227	1,912	976
Purchase of outstanding shares for treasury	(1,400)	(30,078)	(534)
Proceeds from sale of stock held by SECT	1,766	2,852	1,732
Purchase of stock held by SECT	(2,929)	(3,992)	(1,296)
Excess tax benefits from equity-based payment arrangements	360	135	6
Other financing transactions	(470)	(2,933)	—
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	37,422	(72,791)	(65,927)

Effect of exchange rate changes on cash	(1,027)	(903)	(324)
INCREASE IN CASH AND CASH EQUIVALENTS	35,162	1,258	30,928
Cash and cash equivalents at beginning of year	113,679	112,421	81,493
Cash and cash equivalents at end of year	$148,841	$113,679	$112,421
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$32,636	$34,582	$37,492
Income taxes paid, net of refunds	69,480	32,112	23,744
Treasury shares issued as consideration for acquisitions	(46)	18,785	—
Unsecured notes issued as partial consideration for acquisitions	—	—	2,350
See accompanying Notes to Consolidated Financial Statements.

________________________________________________________________________________________

Notes to Consolidated Financial Statements
(dollars in thousands, except per share data)
____________________________________________________________________________________________

Note 1 - Summary of Significant Accounting Policies
Consolidation: The consolidated financial statements include the accounts of Moog Inc. and all of our U.S. and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year: Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 52 weeks for the years ended September 29, 2012, October 1, 2011 and October 2, 2010.
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
Percentage of completion method for contracts: Revenue representing 32% of 2012 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominantly used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are primarily with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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

Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for 2012, 2011 or 2010.
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
As units are delivered or services are performed: In 2012, 68% of our sales were recognized as units were delivered or as service obligations were satisfied. Revenue is recognized when the risks and rewards of ownership and title to the product are transferred to the customer. When engineering or similar services are performed, revenue is recognized upon completion of the obligation including any delivery of engineering drawings or technical data. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity. Profits are recorded as costs are relieved from inventory and charged to cost of sales and as revenue is recognized. Inventory costs include all product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations.
Shipping and Handling Costs: Shipping and handling costs are included in cost of sales.
Research and Development: Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation.
Bid and Proposal Costs: Bid and proposal costs are expensed as incurred and classified as selling, general and administrative expenses.
Equity-Based Compensation: Equity-based compensation expense is included in selling, general and administrative expenses.
Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2012	2011	2010
Basic weighted-average shares outstanding	45,246,960	45,501,806	45,363,738
Dilutive effect of equity-based awards	471,364	545,616	345,282
Diluted weighted-average shares outstanding	45,718,324	46,047,422	45,709,020
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
We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for all or selected reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative test. We may also elect to perform a quantitative test instead of a qualitative test for any or all of our reporting units.
Quantitative testing requires a comparison of the fair value of each reporting unit to its carrying value. We use the discounted cash flow method to estimate the fair value of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating margins and cash flows, the terminal growth rate and the weighted-average cost of capital. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and any loss must be measured. To determine the amount of the impairment loss, the implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit's assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.
There were no impairment charges recorded in 2012, 2011 or 2010.
Acquired Intangible Assets: Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives.
Impairment of Long-Lived Assets: Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows. There were no impairment charges recorded in 2012, 2011 or 2010.
Product Warranties: In the ordinary course of business, we warrant our products against defect in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2012	2011	2010
Warranty accrual at beginning of year	$19,247	$14,856	$14,675
Additions from acquisitions	233	120	213
Warranties issued during current year	9,842	11,426	6,729
Adjustments to pre-existing warranties	(460)	713	186
Reductions for settling warranties	(10,016)	(7,865)	(6,831)
Foreign currency translation	13	(3)	(116)
Warranty accrual at end of year	$18,859	$19,247	$14,856
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

Recent Accounting Pronouncements: In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820) - Improving Disclosures About Fair Value Measurements.” This amendment requires separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this standard in the first quarter of 2012. Other than requiring additional disclosures, the adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles - Goodwill and Other (ASC Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This amendment modifies the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts, and it requires performing Step 2 if qualitative factors indicate that it is more likely than not that an impairment exists. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Any goodwill impairment resulting from the initial adoption of the amendments should be recorded as a cumulative effect adjustment to beginning retained earnings. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. We adopted this standard in the first quarter of 2012. The adoption of this guidance did not have a material impact on our financial statements.

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

In 2012, we completed four business combinations. Two of these business combinations were in our Components segment. We acquired Protokraft, LLC, based in Tennessee, for $12,500 in cash plus contingent consideration with an initial fair value of $4,809. Protokraft designs and manufacturers opto-electronic transceivers, ethernet switches and media converters packaged into rugged, environmentally-sealed connectors. We also acquired Tritech International Limited, based in the UK, for $32,921, net of cash acquired. Tritech is a leading designer and manufacturer of high performance acoustic sensors, sonars, video cameras and mechanical tooling equipment. We also completed two business combinations in our Space and Defense Controls segment. We acquired Bradford Engineering, based in the Netherlands, for $13,173, net of cash acquired. Bradford is a developer and manufacturer of satellite equipment including attitude control, propulsion and thermal control subsystems. We also acquired In-Space Propulsion for $45,495, net of cash acquired. In-Space Propulsion has locations in New York, California, Ireland and the United Kingdom and is a developer and manufacturer of liquid propulsion systems and components for satellites and missile defense systems.
In 2011, we completed three business combinations within two of our segments. We completed two business combinations within our Aircraft Controls segment, both of which are located in the U.S. We acquired Crossbow Technology Inc., based in California, for $31,999, net of cash acquired. Crossbow designs and manufactures acceleration sensors that are integrated into inertial navigation and guidance systems used in a variety of aerospace, defense and transportation applications. We also acquired a business that complements our military aftermarket business for $2,373 in cash. We completed one business combination within our Components segment by acquiring Animatics Corporation, based in California. The purchase price, net of cash acquired, was $24,045, which included 466,541 shares of Moog Class A common stock valued at $18,739 and $1,837 of debt assumed. Animatics supplies integrated servos, linear actuators and control electronics that are used in a variety of industrial, medical and defense applications.
The purchase price allocations for the 2011 acquisitions are complete. Allocations for the 2012 acquisitions are subject to subsequent adjustment as we obtain additional information for our estimates during the respective measurement periods.

Note 3 - Receivables
Receivables consist of:

	September 29, 2012	October 1, 2011
Accounts receivable	$338,000	$338,381
Long-term contract receivables:
Amounts billed	114,482	94,420
Unbilled recoverable costs and accrued profits	286,887	216,667
Total long-term contract receivables	401,369	311,087
Other	10,936	11,055
Total receivables	750,305	660,523
Less allowance for doubtful accounts	(5,754)	(4,718)
Receivables	$744,551	$655,805

On March 5, 2012, we entered into a trade receivables securitization facility (the Securitization Program). Under the Securitization Program, we securitize certain trade receivables in transactions that are accounted for as secured borrowings. We maintain a subordinated interest in a portion of the pool of trade receivables that are securitized. The retained interest, which is included in receivables in the balance sheet, is recorded at fair value, which approximates the total amount of the designated pool of accounts receivable. See Note 7, Indebtedness, for additional disclosures related to the Securitization Program.

Long-term contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts, commercial aircraft and satellite manufacturers. Amounts billed under long-term contracts to the U.S. Government were $7,413 at September 29, 2012 and $12,237 at October 1, 2011. Unbilled recoverable costs and accrued profits under long-term contracts to be billed to the U.S. Government were $4,223 at September 29, 2012 and $6,861 at October 1, 2011. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Approximately three-quarters of unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.
There are no material amounts of claims or unapproved change orders included in the balance sheet. Balances billed but not paid by customers under retainage provisions are not material.
Concentrations of credit risk on receivables are limited to those from significant customers who are believed to be financially sound. Receivables from Boeing were $139,287 at September 29, 2012 and $117,072 at October 1, 2011. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.

Note 4 - Inventories
Inventories, net of reserves, consist of:

	September 29, 2012	October 1, 2011
Raw materials and purchased parts	$188,643	$197,347
Work in progress	283,122	235,428
Finished goods	66,497	69,598
Inventories	$538,262	$502,373

Note 5 - Property, Plant and Equipment
Property, plant and equipment consists of:

	September 29, 2012	October 1, 2011
Land	$27,154	$27,286
Buildings and improvements	386,101	341,716
Machinery and equipment	693,780	648,021
Property, plant and equipment, at cost	1,107,035	1,017,023
Less accumulated depreciation and amortization	(560,856)	(513,151)
Property, plant and equipment	$546,179	$503,872

Note 6 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Medical Devices	Total
Balance at October 3, 2009	$180,694	$106,802	$124,155	$159,359	$127,449	$698,459
Acquisitions	4,917	14,201	577	—	—	19,695
Adjustments to prior year acquisitions	(11,903)	—	—	—	(82)	(11,985)
Foreign currency translation	(201)	620	(2,612)	1,537	(697)	(1,353)
Balance at October 2, 2010	173,507	121,623	122,120	160,896	126,670	704,816
Acquisitions	22,464	—	—	12,404	—	34,868
Adjustments to prior year acquisitions	(903)	22	84	—	(138)	(935)
Foreign currency translation	(1,016)	(229)	(1,370)	(769)	(344)	(3,728)
Balance at October 1, 2011	194,052	121,416	120,834	172,531	126,188	735,021
Acquisitions	—	9,696	—	19,987	—	29,683
Adjustments to prior year acquisitions	(3,865)	—	—	(147)	—	(4,012)
Foreign currency translation	2,199	(397)	(1,259)	2,093	(474)	2,162
Balance at September 29, 2012	$192,386	$130,715	$119,575	$194,464	$125,714	$762,854
The components of acquired intangible assets are as follows:

	September 29, 2012			October 1, 2011
	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	10	$179,383	$(80,953)	$159,861	$(64,420)
Program-related	18	79,631	(13,976)	64,887	(9,163)
Technology-related	9	67,969	(35,676)	61,276	(28,876)
Marketing-related	9	29,327	(16,145)	23,669	(13,828)
Contract-related	3	3,354	(3,354)	3,238	(2,156)
Artistic-related	10	25	(25)	25	(25)
Acquired intangible assets	12	$359,689	$(150,129)	$312,956	$(118,468)
Customer-related intangible assets primarily consist of customer relationships. Program-related intangibles assets consist of long-term programs represented by current contracts and probable follow on work. Technology-related intangible assets primarily consist of technology, patents, intellectual property and software. Marketing-related intangible assets primarily consist of trademarks, trade names and non-compete agreements. Contract-related intangible assets consist of favorable operating lease terms. We have $5,113 of identifiable assets with indefinite lives in marketing-related intangibles at September 29, 2012.
Amortization of acquired intangible assets was $31,235 in 2012, $28,948 in 2011 and $28,280 in 2010. Based on acquired intangible assets recorded at September 29, 2012, amortization is estimated to be $29,510 in 2013, $26,344 in 2014, $23,301 in 2015, $21,800 in 2016 and $18,452 in 2017.

Note 7 - Indebtedness

Short-term borrowings consist of:

	September 29, 2012	October 1, 2011
Securitization program	$81,800	$—
Lines of credit	8,974	8,426
Other short-term debt	—	857
Short-term borrowings	$90,774	$9,283

On March 5, 2012, we entered into a securitization program which matures on March 4, 2013 and which effectively increases our borrowing capacity by up to $100,000. Under the securitization program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The securitization program can be extended by agreement of the parties for successive 364-day terms. Interest for the securitization program is 0.9% at September 29, 2012 and is based on prevailing market rates for short-term commercial paper plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the securitization program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. We are in compliance with all covenants.

In addition to the securitization program we maintain short-term credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks. Interest on outstanding lines of credit is 1.9% at September 29, 2012.

Long-term debt consists of:

	September 29, 2012	October 1, 2011
U.S. revolving credit facility	$292,026	$332,874
Term loans	3,216	4,115
Obligations under capital leases	27	579
Senior debt	295,269	337,568
6¼% senior subordinated notes	187,004	187,021
7¼% senior subordinated notes	191,575	191,575
Total long-term debt	673,848	716,164
Less current installments	(3,186)	(1,407)
Long-term debt	$670,662	$714,757
Our U.S. revolving credit facility consists of a $900,000 revolver, which matures on March 18, 2016. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage and capital expenditures. We are in compliance with all covenants. Interest on the majority of the outstanding credit facility borrowings is 1.9% and is based on LIBOR plus the applicable margin, which was 150 basis points at September 29, 2012. Interest on the remaining outstanding credit facility borrowings is 3.8% and is based on prime plus the applicable margin, which was 75 basis points at September 29, 2012.
Term loans at September 29, 2012 consist of loans being repaid through 2014 that carry interest rates of 5.6%.
Our 6¼% senior subordinated notes are due January 15, 2015, with interest paid semiannually on January 15 and July 15 of each year. Our 7¼% senior subordinated notes are due June 15, 2018, with interest paid semiannually on June 15 and December 15 of each year. Both the 6¼% and 7¼% senior subordinated notes are unsecured, general obligations, subordinated in right of payment to all existing and future senior indebtedness and contain normal incurrence-based covenants.

Maturities of long-term debt are $3,186 in 2013, $57 in 2014, $187,004 in 2015, $292,026 in 2016, $0 in 2017 and $191,575 thereafter.
At September 29, 2012, we had pledged assets with a net book value of $1,453,831 as security for long-term debt.
Our only financial instrument for which the carrying value at times differs from its fair value is long-term debt. At September 29, 2012, the fair value of long-term debt was $686,741 compared to its carrying value of $673,848. The fair value of long-term debt was estimated based on quoted market prices.
At September 29, 2012, we had $607,928 of unused short and long-term borrowing capacity, including $594,443 from the U.S. credit facility. Commitment fees are charged on some of these arrangements and on the U.S. credit facility based on a percentage of the unused amounts available and are not material.

Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt . We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $26,626 at September 29, 2012. These contracts mature at various times through the second quarter of 2014.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. There were no outstanding interest rate swaps at September 29, 2012.
These foreign currency forwards and interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2012, 2011 or 2010.
Activity in Accumulated Other Comprehensive Income (Loss) (AOCI) related to these derivatives is summarized below:

	September 29, 2012	October 1, 2011
Balance at beginning of period	$(165)	$144
Net deferral in AOCI of derivatives:
Net increase (decrease) in fair value of derivatives	783	(122)
Tax effect	(318)	34
	465	(88)
Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	(161)	(346)
Tax effect	81	125
	(80)	(221)
Balance at end of period	$220	$(165)

Activity and classification of derivatives are as follows:

	Statement of earnings classification	Net deferral in AOCI of derivatives - effective portion
		2012	2011
Foreign currency forwards	Cost of sales	$783	$(39)
Interest rate swaps	Interest expense	—	(83)
Net gain (loss)		$783	$(122)

	Statement of earnings classification	Net reclassification from AOCI into earnings - effective portion
		2012	2011
Foreign currency forwards	Cost of sales	$228	$769
Interest rate swaps	Interest expense	(67)	(423)
Net gain		$161	$346
Derivatives not designated as hedging instruments
We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of $193,325 at September 29, 2012. The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of earnings. We recorded net losses of $4,192 in 2012 and $3,994 in 2011 on the foreign currency forwards. These losses are included in other expense and generally offset the gains from the foreign currency adjustments on the intercompany balances that are also included in other income or expense.

Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		September 29, 2012	October 1, 2011
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$467	$25
Foreign currency forwards	Other assets	32	—
	Total assets	$499	$25
Foreign currency forwards	Other accrued liabilities	$41	$143
Foreign currency forwards	Other long-term liabilities	40	81
Interest rate swaps	Other accrued liabilities	—	102
	Total liabilities	$81	$326
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$1,456	$1,524
	Total assets	$1,456	$1,524
Foreign currency forwards	Other accrued liabilities	$2,549	$2,640
	Total liabilities	$2,549	$2,640

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of September 29, 2012:

	Classification	Level 1	Level 2	Level 3	Total
Foreign currency forwards	Other current assets	$—	$1,923	$—	$1,923
Foreign currency forwards	Other assets	—	32	—	32
	Total assets	$—	$1,955	$—	$1,955
Foreign currency forwards	Other accrued liabilities	$—	$2,590	$—	$2,590
Foreign currency forwards	Other long-term liabilities	—	40	—	40
Acquisition contingent consideration	Other accrued liabilities	—	—	5,211	5,211
Acquisition contingent consideration	Other long-term liabilities	—	—	1,211	1,211
	Total liabilities	$—	$2,630	$6,422	$9,052
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	2012	2011
Balance at beginning of year	$1,990	$3,112
Additions from acquisitions	4,809	—
Increase in discounted future cash flows recorded as interest expense	287	483
Decrease in earn out provisions recorded as other income	(645)	(1,585)
Settlements paid in cash	(19)	(20)
Balance at end of year	$6,422	$1,990

Note 10 - Restructuring
In 2009, we initiated restructuring plans to better align our cost structure with lower sales activity associated with the global recession. The restructuring actions taken are complete and have resulted in workforce reductions, primarily in the U.S., the Philippines and Europe.
Restructuring expense by segment is as follows:

	2012	2011	2010
Aircraft Controls	$—	$(182)	$2,423
Space and Defense Controls	—	38	1,106
Industrial Systems	—	518	717
Components	—	38	512
Medical Devices	—	339	367
Total	$—	$751	$5,125
Restructuring activity is as follows:

	2012	2011
Balance at beginning of period	$283	$3,389
Charged to expense	—	751
Cash payments	(184)	(3,860)
Foreign currency translation	7	3
Balance at end of period	$106	$283

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
The RSP includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the RSP can acquire our stock at market value. We match 25% of the first 2% of eligible compensation contributed to any investment selection. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 29, 2012, the participants in the RSP owned 735,643 Class A shares and 1,954,685 Class B shares.

The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans are as follows:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at prior year measurement date	$635,798	$556,010	$131,914	$141,022
Service cost	23,347	22,566	4,046	4,804
Interest cost	29,786	28,683	5,864	6,260
Contributions by plan participants	—	—	900	873
Actuarial losses (gains)	108,095	45,358	16,557	(14,825)
Foreign currency exchange impact	—	—	(1,995)	(1,601)
Benefits paid from plan assets	(15,926)	(15,777)	(1,430)	(2,020)
Benefits paid by Moog	(1,123)	(905)	(2,700)	(2,530)
Other	—	(137)	(67)	(69)
Projected benefit obligation at measurement date	$779,977	$635,798	$153,089	$131,914
Change in plan assets:
Fair value of assets at prior year measurement date	$389,286	$369,090	$68,991	$72,419
Actual return on plan assets	68,074	(23,987)	11,086	(6,950)
Employer contributions	1,115	61,004	6,842	7,356
Contributions by plan participants	—	—	900	873
Benefits paid	(17,049)	(16,682)	(4,130)	(4,550)
Foreign currency exchange impact	—	—	422	(88)
Other	—	(139)	(67)	(69)
Fair value of assets at measurement date	$441,426	$389,286	$84,044	$68,991
Funded status and amount recognized in assets and liabilities	$(338,551)	$(246,512)	$(69,045)	$(62,923)
Amount recognized in assets and liabilities:
Other assets - non-current	$—	$—	$—	$372
Accrued and long-term pension liabilities	(338,551)	(246,512)	(69,045)	(63,295)
Amount recognized in assets and liabilities	$(338,551)	$(246,512)	$(69,045)	$(62,923)
Amount recognized in accumulated other comprehensive loss, before taxes:
Prior service cost (credit)	$42	$52	$(305)	$(380)
Actuarial losses	415,524	350,556	29,775	21,547
Amount recognized in accumulated other comprehensive loss, before taxes	$415,566	$350,608	$29,470	$21,167

Our stock included in U.S. plan assets consisted of 149,022 shares of Class A common stock and 1,001,034 shares of Class B common stock. Our funding policy is to contribute at least the amount required by law in the respective countries.

The total accumulated benefit obligation as of the measurement date for all defined benefit pension plans was $832,303 in 2012 and $692,601 in 2011. At the measurement date in 2012, our plans had fair values of plan assets totaling $525,471. At the measurement date in 2012, three of our plans had fair values of plan assets totaling $37,798, which exceeded their accumulated benefit obligations of $33,438. At the measurement date in 2011, two of our plans had fair values of plan assets totaling $17,856, which exceeded their accumulated benefit obligations of $13,746. The following table provides aggregate information for the other pension plans, which have projected benefit obligations or accumulated benefit obligations in excess of plan assets:

	September 29, 2012	October 1, 2011
Projected benefit obligation	$892,005	$748,495
Accumulated benefit obligation	798,865	678,855
Fair value of plan assets	487,673	440,422
Weighted-average assumptions used to determine benefit obligations as of the measurement dates and weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Assumptions for net periodic benefit cost:
Discount rate	4.7%	5.2%	6.0%	4.7%	4.6%	5.8%
Return on assets	8.9%	8.9%	8.9%	5.5%	5.1%	6.0%
Rate of compensation increase	3.8%	3.8%	4.1%	3.0%	3.1%	3.3%
Assumptions for benefit obligations:
Discount rate	3.7%	4.7%	5.2%	3.9%	4.7%	4.6%
Rate of compensation increase	4.1%	3.8%	3.8%	2.9%	3.0%	2.6%
Pension plan investment policies and strategies are developed on a plan specific basis, which varies by country. At September 29, 2012, the U.S. plans represented 84% of consolidated pension assets, while the non-U.S. plans represented 16% of consolidated pension assets, the largest concentration being in the U.K. (6%). The overall objective for the long-term expected return on both domestic and international plan assets is to earn a rate of return over time to meet anticipated benefit payments in accordance with plan provisions. The long-term investment objective of both the domestic and international retirement plans is to maintain the economic value of plan assets and future contributions by producing positive rates of investment return after subtracting inflation, benefit payments and expenses. Each of the plan’s strategic asset allocations is based on this long-term perspective and short-term fluctuations are viewed with appropriate perspective.
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

In determining our U.S. pension expense for 2012, we assumed an average rate of return on U.S. pension assets of approximately 8.9% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return assumed an average of 80% in equity securities and 20% in fixed income securities. In determining our non-U.S. pension expense for 2012, we assumed an average rate of return on non-U.S. pension assets of approximately 5.5% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return assumed an average asset allocation of 40% in equity securities and 60% in fixed income securities.
The weighted average asset allocations by asset category for the pension plans as of September 29, 2012 and October 1, 2011 are as follows:

	U.S. Plans			Non-U.S. Plans
	Target	2012 Actual	2011 Actual	Target	2012 Actual	2011 Actual
Asset category:
Equity	50%-85%	82%	74%	40%-60%	39%	43%
Debt	15%-30%	15%	14%	40%-60%	60%	55%
Real estate and other	0%-20%	3%	12%	0%-10%	1%	2%

The following tables present the consolidated plan assets using the fair value hierarchy, which is described in Note 9 - Fair Value, as of September 29, 2012 and October 1, 2011.

U.S. Plans, September 29, 2012	Level 1	Level 2	Level 3	Total
Shares of registered investment companies:
International equity	$72,763	$—	$—	$72,763
Large growth stocks	87,062	—	—	87,062
Emerging markets	18,566	—	—	18,566
Common stock:				—
International equity	28,774	—	—	28,774
Large value stocks	17,454	—	—	17,454
Large core stocks	18,409	—	—	18,409
Large growth stocks	19,411	—	—	19,411
Other	16,950	—	—	16,950
Fixed income funds:
Intermediate-term core fixed income	67,046	—	—	67,046
Employer securities	43,893	—	—	43,893
Interest in common collective trust	—	29,105	—	29,105
Money market funds	—	6,630	—	6,630
Cash and cash equivalents	1,759	—	—	1,759
Limited partnerships	—	—	13,604	13,604
Fair value	$392,087	$35,735	$13,604	$441,426

Non-U.S. Plans, September 29, 2012	Level 1	Level 2	Level 3	Total
Shares of registered investment companies	$—	$30,700	$—	$30,700
Domestic equity	3,161	142	—	3,303
International equity	9,866	—	—	9,866
Fixed income funds	2,157	16,765	—	18,922
Cash and cash equivalents	748	—	—	748
Insurance contracts and other	—	653	19,852	20,505
Fair value	$15,932	$48,260	$19,852	$84,044

U.S. Plans, October 1, 2011	Level 1	Level 2	Level 3	Total
Shares of registered investment companies:
Large growth stocks	$60,550	$—	$—	$60,550
International equity	44,827	—	—	44,827
Emerging markets	16,195	—	—	16,195
Common stock:
International equity	29,886	—	—	29,886
Large value stocks	18,202	—	—	18,202
Large core stocks	15,897	—	—	15,897
Large growth stocks	15,835	—	—	15,835
Other	9,947	—	—	9,947
Fixed income funds:
Intermediate-term core fixed income	56,345	—	—	56,345
Employer securities	37,995	—	—	37,995
Interest in common collective trust	—	27,446	—	27,446
Money market funds	—	45,971	—	45,971
Cash and cash equivalents	1,557	—	—	1,557
Limited partnerships	—	—	8,633	8,633
Fair value	$307,236	$73,417	$8,633	$389,286

Non-U.S. Plans, October 1, 2011	Level 1	Level 2	Level 3	Total
Shares of registered investment companies	$—	$27,929	$—	$27,929
Domestic equity	2,728	222	—	2,950
International equity	7,705	—	—	7,705
Fixed income funds	1,567	12,210	—	13,777
Cash and cash equivalents	4,762	—	—	4,762
Insurance contracts and other	—	490	11,378	11,868
Fair value	$16,762	$40,851	$11,378	$68,991

The following is a roll forward of the consolidated plan assets classified as Level 3 within the fair value hierarchy:

	U.S. Plans	Non-U.S. Plans	Total
Balance at October 2, 2010	$5,900	$16,210	$22,110
Return on assets	(507)	(6,197)	(6,704)
Purchases from contributions to Plans	6,054	1,873	7,927
Proceeds from sales of investments	(2,814)	—	(2,814)
Settlements paid in cash	—	(79)	(79)
Foreign currency translation	—	(429)	(429)
Balance at October 1, 2011	8,633	11,378	20,011
Return on assets	3,026	3,769	6,795
Purchases from contributions to Plans	5,344	5,420	10,764
Proceeds from sales of investments	(3,399)	—	(3,399)
Settlements paid in cash	—	(160)	(160)
Foreign currency translation	—	(555)	(555)
Balance at September 29, 2012	$13,604	$19,852	$33,456

The valuation methodologies used for pension plan assets measured at fair value have not changed in the past two years. Cash and cash equivalents consist of direct cash holdings and institutional short-term investment vehicles. Direct cash holdings are valued at cost, which approximates fair value. Institutional short-term investment vehicles are valued daily. Investments in U.S. treasury obligations are valued by a pricing service based upon closing market prices at year end. Shares of registered investment companies are valued at net asset value of shares held by the plan at year end. Common stocks traded on national exchanges are valued at the last reported sales price. Investments denominated in foreign currencies are translated into U.S. dollars using the last reported exchange rate. Fixed income funds, which primarily consist of corporate and government bonds, are valued using methods, such as dealer quotes, available trade information, spreads, bids and offers provided by a pricing vendor. Investments in limited partnerships are valued based on the net asset value of our share in the fair value of the investments at year end. Common collective trust funds consist of pools of investments used by institutional investors to obtain exposure to equity and fixed income markets. Common collective trust funds held by us invest primarily in investment grade, U.S. denominated fixed income securities. The common collective trusts have no unfunded commitments at September 29, 2012, and there are no significant restrictions on redemptions. Shares held in common collective trust funds are reported at the net unit value of units held by the trust at year end. The unit value is determined by the total value of fund assets divided by the total number of units of the fund owned. Investments in insurance contracts are valued at contract value, which is the fair value of the underlying investment of the insurance company. Securities or other assets for which market quotations are not readily available or for which market quotations do not represent the value at the time of pricing (including certain illiquid securities) are fair valued in accordance with procedures established under the supervision and responsibility of the Custodian of that investment.
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
Pension expense for all plans, including costs for various defined contribution plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010
Service cost	$23,347	$22,566	$18,718	$4,046	$4,804	$3,139
Interest cost	29,786	28,683	27,067	5,864	6,260	5,868
Expected return on plan assets	(41,970)	(39,089)	(35,344)	(3,832)	(3,900)	(3,605)
Amortization of prior service cost (credit)	9	9	203	(62)	(60)	(54)
Amortization of actuarial loss	17,024	11,292	4,949	875	1,546	521
Settlement loss	—	16	—	—	275	91
Pension expense for defined benefit plans	28,196	23,477	15,593	6,891	8,925	5,960
Pension expense for defined contribution plans	9,114	7,674	6,571	5,105	4,765	6,053
Total pension expense	$37,310	$31,151	$22,164	$11,996	$13,690	$12,013
The estimated net prior service (credit) and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for pension plans in 2013 are ($55) and $29,348, respectively.

Benefits expected to be paid to the participants of the plans are:

	U.S. Plans	Non-U.S. Plans
2013	$20,200	$4,198
2014	23,170	4,503
2015	24,846	5,818
2016	26,856	5,942
2017	29,585	6,321
Five years thereafter	191,882	37,194
We presently anticipate contributing approximately $31,500 to the U.S. plans and $7,300 to the non-U.S. plans in 2013.
We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The transition obligation is being expensed over 20 years through 2013. The changes in the accumulated benefit obligation of this unfunded plan for 2012 and 2011 are shown in the following table:

	September 29, 2012	October 1, 2011
Change in Accumulated Postretirement Benefit Obligation (APBO):
APBO at prior year measurement date	$18,025	$23,860
Service cost	330	491
Interest cost	785	1,103
Contributions by plan participants	1,510	1,453
Benefits paid	(2,634)	(2,460)
Actuarial gains	(656)	(6,521)
Retiree drug subsidy receipts	96	99
APBO at measurement date	$17,456	$18,025
Funded status	$(17,456)	$(18,025)
Accrued postretirement benefit liability	$17,456	$18,025
Amount recognized in accumulated other comprehensive loss, before taxes:
Transition obligation	$361	$756
Actuarial (gains) losses	(604)	52
Amount recognized in accumulated other comprehensive loss, before taxes	$(243)	$808
The cost of the postretirement benefit plan is as follows:

	2012	2011	2010
Service cost	$330	$491	$571
Interest cost	785	1,103	1,345
Amortization of transition obligation	394	394	394
Amortization of prior service cost	—	—	215
Amortization of actuarial loss	—	579	842
Net periodic postretirement benefit cost	$1,509	$2,567	$3,367
The estimated transition obligation and actuarial gain that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost in 2013 are $361 and $0, respectively.
As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 3.3% in 2012, 4.5% in 2011 and 4.8% in 2010. As of the measurement date, the assumed discount rate used in the accounting for the net periodic postretirement benefit cost was 4.5% in 2012, 4.8% in 2011 and 5.5% in 2010.

For measurement purposes, a 7.6%, 6.8% and 8.1% annual per capita rate of increase of medical and drug costs before age 65, medical costs after age 65 and drug costs after age 65, respectively, were assumed for 2012, all gradually decreasing to 4.5% for 2028 and years thereafter. A one percentage point increase in this rate would increase our accumulated postretirement benefit obligation as of the measurement date in 2012 by $696, while a one percentage point decrease in this rate would decrease our accumulated postretirement benefit obligation by $642. A one percentage point increase or decrease in this rate would not have a material effect on the total service cost and interest cost components of the net periodic postretirement benefit cost.

Activity in AOCI related to U.S. pension plans, non-U.S. pension plans and post-retirement health care benefit plans is summarized below:

	September 29, 2012	October 1, 2011
Balance at beginning of period	$(234,128)	$(182,336)
Net deferral in AOCI of actuarial loss:
Net actuarial loss during period	(90,463)	(97,899)
Tax effect	32,990	37,290
	(57,473)	(60,609)
Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	17,969	13,875
Tax effect	(6,792)	(5,058)
	11,177	8,817
Balance at end of period	$(280,424)	$(234,128)
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $25,100, $30,025 and $21,100 in 2012, 2011 and 2010, respectively.

Note 12 - Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2012	2011	2010
Earnings before income taxes:
Domestic	$120,158	$89,409	$82,654
Foreign	86,506	96,801	66,955
Eliminations	2,177	(2,425)	(173)
Total	$208,841	$183,785	$149,436
Computed expected tax expense	$73,094	$64,325	$52,303
Increase (decrease) in income taxes resulting from:
Foreign and R&D tax credits	(1,029)	(7,578)	(3,185)
Foreign tax rates	(11,126)	(6,704)	(9,711)
Export and manufacturing incentives	(2,275)	(1,680)	(840)
State taxes, net of federal benefit	3,346	2,396	2,274
Change in valuation allowance for deferred taxes	(4,030)	(3,100)	634
Change in enacted tax rates	(1,303)	(277)	—
Other	(298)	382	(133)
Income taxes	$56,379	$47,764	$41,342
Effective income tax rate	27.0%	26.0%	27.7%
At September 29, 2012, various subsidiaries had tax benefit carryforwards totaling $37,285. These tax benefit carryforwards generally do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries. The change in the valuation allowance relates to tax benefit carryforwards reflecting recent and projected financial performance, tax planning strategies and statutory tax carryforward periods.
No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($598,280 at September 29, 2012) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the U.S.
The components of income taxes are as follows:

	2012	2011	2010
Current:
Federal	$34,361	$14,307	$10,642
Foreign	20,646	27,746	17,362
State	5,485	2,788	2,024
Total current	60,492	44,841	30,028
Deferred:
Federal	1,239	7,449	12,744
Foreign	(5,014)	(5,424)	(2,905)
State	(338)	898	1,475
Total deferred	(4,113)	2,923	11,314
Income taxes	$56,379	$47,764	$41,342
Realization of deferred tax assets is dependent, in part, upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making its assessment of the recoverability of deferred tax assets.

The tax effects of temporary differences that generated deferred tax assets and liabilities are as follows:

	September 29, 2012	October 1, 2011
Deferred tax assets:
Benefit accruals	$219,396	$188,473
Inventory reserves	30,953	29,449
Tax benefit carryforwards	14,928	11,789
Contract loss reserves not currently deductible	12,124	14,231
Other accrued expenses	14,563	13,303
Total gross deferred tax assets	291,964	257,245
Less valuation allowance	(1,746)	(4,106)
Total net deferred tax assets	290,218	253,139
Deferred tax liabilities:
Differences in bases and depreciation of property, plant and equipment	172,253	166,039
Pension	49,293	50,061
Foreign currency	1,963	1,492
Other	415	—
Total gross deferred tax liabilities	223,924	217,592
Net deferred tax assets	$66,294	$35,547
Net deferred tax assets and liabilities are included in the balance sheet as follows:

	September 29, 2012	October 1, 2011
Current assets	$87,780	$82,513
Other assets	16,280	10,826
Other accrued liabilities	(1,311)	(1,063)
Long-term liabilities	(36,455)	(56,729)
Net deferred tax assets	$66,294	$35,547
We have unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	September 29, 2012	October 1, 2011
Balance at beginning of year	$6,696	$9,836
Decreases as a result of tax positions for prior years	(151)	(41)
Increases as a result of tax positions for current year	—	160
Reductions as a result of lapse of statute of limitations	(2,622)	(1,527)
Settlement of tax positions	—	(1,732)
Balance at end of year	$3,923	$6,696
We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. The statute of limitations in several jurisdictions will expire in the next twelve months and we have unrecognized tax benefits of $2,173, which would be recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.

We record interest and penalties related to unrecognized tax benefits in income tax expense. We had accrued interest and penalties of $1,473 and $1,634 at September 29, 2012 and October 1, 2011, respectively. We expensed interest of $368 and $585 for 2012 and 2011, respectively.

Note 13 - Shareholders’ Equity
Class A and Class B common stock share equally in our earnings and are identical with certain exceptions. Other than on matters relating to the election of directors or as required by law where the holders of Class A and Class B shares vote as separate classes, Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 40,549 in 2012, 49,158 in 2011 and 14,044 in 2010.
Class A shares reserved for issuance at September 29, 2012 are as follows:

Shares
Conversion of Class B to Class A shares	7,704,589
2008 Stock Appreciation Rights Plan	1,928,956
2003 Stock Option Plan	1,131,852
1998 Stock Option Plan	157,861
Class A shares reserved for issuance	10,923,258
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
Equity-based compensation expense is based on share-based payment awards that are ultimately expected to vest. Vesting requirements vary for directors, officers and key employees. In general, options and stock appreciation rights (SARs) granted to outside directors vest one year from the date of grant, options granted to officers vest on various schedules, options granted to key employees vest in equal annual increments over a period of five years from the date of grant and SARs granted to officers and key employees vest in equal annual installments over a period of three years from the date of grant.
The fair value of equity-based awards granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following table provides the range of assumptions used to value equity-based awards and the weighted-average fair value of the awards granted.

	2012	2011	2010
Expected volatility	40% - 42%	39% - 49%	37% - 46%
Risk-free rate	.5% - 1.4%	.8% - 2.0%	1.1% - 2.8%
Expected dividends	—%	—%	—%
Expected term	3-7 years	3-7 years	3-7 years
Weighted-average fair value of SARs granted	$16.92	$15.25	$10.92
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
The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A common stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A common stock. Under the terms of the plans, options may be either incentive or non-qualified. Options outstanding as of September 29, 2012 consisted of both incentive options and non-qualified options. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. Options become exercisable over periods not exceeding ten years.

Options and SARs are as follows:

1998 Stock Option Plan	Stock Options/SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 3, 2009	539,244	$12.27
Exercised in 2010	(89,760)	7.69
Outstanding at October 2, 2010	449,484	13.19
Exercised in 2011	(143,323)	11.84
Outstanding at October 1, 2011	306,161	13.81
Exercised in 2012	(148,300)	12.07
Outstanding at September 29, 2012	157,861	$15.45	0.6 years	$3,539
Exercisable at September 29, 2012	147,362	$15.14	0.5 years	$3,349

2003 Stock Option Plan
Outstanding at October 3, 2009	1,149,392	$32.82
Exercised in 2010	(12,065)	23.75
Forfeited in 2010	(1,538)	42.45
Outstanding at October 2, 2010	1,135,789	32.90
Exercised in 2011	(10,065)	24.31
Outstanding at October 1, 2011	1,125,724	32.98
Exercised in 2012	(19,852)	$28.17
Expired in 2012	(1,538)	42.45
Outstanding at September 29, 2012	1,104,334	$33.05	3.2 years	$6,528
Exercisable at September 29, 2012	853,071	$33.93	3.3 years	$4,501

Total Stock Option Plans
Outstanding at September 29, 2012	1,262,195	$30.85
Exercisable at September 29, 2012	1,000,433	$31.16

2008 Stock Appreciation Rights Plan
Outstanding at October 3, 2009	488,500	$36.89
Granted in 2010	288,375	26.66
Forfeited in 2010	(13,666)	38.12
Outstanding at October 2, 2010	763,209	33.00
Granted in 2011	385,000	36.86
Exercised in 2011	(14,501)	32.79
Forfeited in 2011	(17,000)	37.74
Outstanding at October 1, 2011	1,116,708	34.26
Granted in 2012	408,000	41.82
Exercised in 2012	(56,543)	32.62
Outstanding at September 29, 2012	1,468,165	$36.43	7.5 years	$4,221
Exercisable at September 29, 2012	730,539	$34.39	6.3 years	$3,031
The aggregate intrinsic value in the preceding tables represent the total pre-tax intrinsic value, based on our closing price of Class A common stock of $37.87 as of September 29, 2012. That value would have been effectively received by the option and SAR holders had all option and SAR holders exercised their options and SARs as of that date.

The intrinsic value of awards exercised and fair value of awards vested are as follows:

	2012	2011	2010
1998 Stock Option Plan
Intrinsic value of options exercised	$4,254	$4,186	$1,821
Total fair value of options vested	$27	$791	$186
2003 Stock Option Plan
Intrinsic value of options exercised	$227	$156	$88
Total fair value of options vested	$376	$4,758	$2,975
2008 Stock Appreciation Rights Plan
Intrinsic value of SARs exercised	$437	$108	$—
Total fair value of SARs vested	$4,563	$3,438	$2,473

As of September 29, 2012, total unvested compensation expense associated with stock options amounted to $925 and will be recognized over a weighted-average period of three years, and total unvested compensation expense associated with SARs amounted to $3,509 and will be recognized over a weighted-average period of two years.

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

Note 16 - Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), net of tax, consists of:

	September 29, 2012	October 1, 2011
Accumulated foreign currency translation	$33,493	$33,349
Accumulated retirement liability	(280,424)	(234,128)
Accumulated gain (loss) on derivatives	220	(165)
Accumulated other comprehensive loss	$(246,711)	$(200,944)

Note 17 - Segments
Aircraft Controls. We design, manufacture and integrate primary and secondary flight controls for military and commercial aircraft and provide aftermarket support. Our systems are used in large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft. We also supply ground-based navigation aids. We are well positioned on both development and production programs. Typically, development programs require concentrated periods of research and development by our engineering teams and involve design, development, testing and integration. We are currently working on several large development programs including the F-35 Joint Strike Fighter, Boeing 787 Dreamliner, COMAC C919, Airbus A350XWB, several business jet programs and a new military air refueling tanker KC-46. The F-35 flight test phase has expanded covering three variants and initial production is increasing with aircraft being delivered to international partners. The 787 program began design and development in 2004 and has transitioned into initial production. Development activity on 787 derivative aircraft will continue through 2013. The Airbus A350XWB is in development with entry into service planned for 2014. Production programs are generally long-term manufacturing efforts that extend for as long as the aircraft builder receives new orders. Our large military production programs include the F/A-18E/F Super Hornet, the V-22 Osprey tiltrotor, the Black Hawk/Seahawk helicopter and the F-35. Our large commercial production programs include the full line of Boeing 7-series aircraft, Airbus A330 and a variety of business jets. Aftermarket sales, which represented 34% of 2012 sales for this segment, consist of the maintenance, repair, overhaul and parts supply for both military and commercial aircraft. Further, we sell to both military and commercial customers spares inventory that they store throughout the world in order to minimize down time.
Space and Defense Controls. Space and Defense Controls provides controls for satellites and space vehicles, launch vehicles, armored combat vehicles, tactical and strategic missiles, security and surveillance and other defense applications. For commercial and military satellites, we design, manufacture and integrate propulsion systems and components (attitude control and orbit insertion) and actuation systems and components for deploying solar panels and antennae pointing. The Atlas, Delta and Ariane launch vehicle programs use our steering and propulsion controls. We are also developing products for NASA’s new Space Launch System. We design and build steering and propulsion controls for tactical and strategic missile programs, including Hellfire, TOW and Trident. We supply valves and steering controls on the U.S. National Missile Defense Agency's Ballistic Missile Defense initiative. We design and manufacture systems for gun aiming, stabilization, turrets, automatic ammunition loading and driver vision enhancement on armored combat vehicles for a variety of international and U.S. customers. We design, build and integrate stores management systems for light attack aerial reconnaissance platforms. We also design and build high power, quiet controls for naval surface ship and submarine applications.
Industrial Systems. Industrial Systems serves a global customer base across a variety of markets. For wind energy, we design and manufacture electric pitch controls and blade monitoring systems for wind turbines. We supply electromechanical motion simulation bases for the flight simulation and training markets. For the plastics making machinery market, we design, manufacture and integrate systems for all axes of injection and blow molding machines using leading edge technology, both hydraulic and electric. In the power generation market, we design, manufacture and integrate complete control assemblies for fuel, steam and variable geometry control applications. For the test markets, we supply controls for automotive, structural and fatigue testing. Metal forming markets use our systems to provide precise control of position, velocity, force, pressure, acceleration and other critical parameters. Heavy industry uses our high precision electrical and hydraulic servovalves for steel and aluminum mill equipment. Other markets include oil exploration, material handling, auto racing, carpet tufting, paper and lumber mills.

Components. The Components segment serves many of the same markets as our other segments. The Components segment’s three largest product categories are slip rings, fiber optic rotary joints and motors. Slip rings and fiber optic rotary joints use sliding contacts and optical technology to allow unimpeded rotation while delivering power and data through a rotating interface. They come in a range of sizes that allow them to be used in many applications, including diagnostic imaging CT scan medical equipment featuring high-speed data communications, de-icing and data transfer for rotorcraft, forward-looking infrared camera installations, radar pedestals, satellites, missiles, wind turbines, surveillance cameras and remotely operated vehicles and floating platforms for offshore oil exploration. Our motors are used in an equally broad range of markets, many of which are the same as for slip rings. Components designs and manufactures a series of fractional horsepower brushless motors that provide extremely low acoustic noise and reliable long life operation, with the largest market being sleep apnea equipment. Industrial markets use our motors for material handling and electric pumps. Military applications use our motors for gimbals, missiles and radar pedestals. Components’ other product lines include electromechanical actuators for military, aerospace and commercial applications, fiber optic modems that provide electrical-to-optical conversion of communication and data signals, avionic instrumentation, optical switches and resolvers.

Medical Devices. This segment operates within four medical devices market areas: infusion therapy, enteral clinical nutrition, sensors and surgical hand pieces. For infusion therapy, our primary products are electronic ambulatory infusion pumps along with the associated administration sets. Applications of these products include hydration, nutrition, patient-controlled analgesia, local anesthesia, chemotherapy and antibiotics. We manufacture and distribute a complete line of portable pumps, stationary pumps and disposable sets that are used in the delivery of enteral nutrition for patients in their own homes, hospitals and long-term care facilities. We manufacture and distribute ultrasonic and optical sensors used to detect air bubbles in infusion pump lines and ensure accurate fluid delivery. Our surgical hand pieces are used to safely fragment and aspirate tissue in common medical procedures such as cataract removal.

Segment information and reconciliations to consolidated amounts are as follows:

	2012	2011	2010
Net sales:
Aircraft Controls	$963,421	$850,490	$756,550
Space and Defense Controls	358,755	355,762	325,474
Industrial Systems	633,713	629,312	545,672
Components	374,081	353,142	359,992
Medical Devices	139,566	141,974	126,564
Net sales	$2,469,536	$2,330,680	$2,114,252
Operating profit (loss) and margins:
Aircraft Controls	$104,582	$83,776	$76,374
	10.9%	9.9%	10.1%
Space and Defense Controls	42,854	49,245	35,844
	11.9%	13.8%	11.0%
Industrial Systems	63,243	62,805	48,109
	10.0%	10.0%	8.8%
Components	57,303	50,353	60,159
	15.3%	14.3%	16.7%
Medical Devices	5,443	241	(4,044)
	3.9%	0.2%	(3.2%)
Total operating profit	273,425	246,420	216,442
	11.1%	10.6%	10.2%
Deductions from operating profit:
Interest expense	(34,312)	(35,666)	(38,742)
Equity-based compensation expense	(6,226)	(6,952)	(5,445)
Corporate and other expenses, net	(24,046)	(20,017)	(22,819)
Earnings before income taxes	$208,841	$183,785	$149,436
Depreciation and amortization:
Aircraft Controls	$42,774	$40,945	$37,211
Space and Defense Controls	11,996	11,349	10,690
Industrial Systems	23,408	23,194	24,461
Components	9,123	7,409	6,605
Medical Devices	11,101	11,472	10,655
	98,402	94,369	89,622
Corporate	2,414	1,958	1,594
Total depreciation and amortization	$100,816	$96,327	$91,216
Identifiable assets:
Aircraft Controls	1,194,742	$1,110,771	$1,028,213
Space and Defense Controls	423,838	342,093	349,987
Industrial Systems	760,829	731,193	684,021
Components	457,254	384,409	362,417
Medical Devices	234,431	243,283	246,606
	3,071,094	2,811,749	2,671,244
Corporate	34,813	31,218	40,890
Total assets	$3,105,907	$2,842,967	$2,712,134

	2012	2011	2010
Capital expenditures:
Aircraft Controls	$67,507	$51,727	$30,449
Space and Defense Controls	10,270	11,589	7,315
Industrial Systems	16,525	11,702	12,478
Components	7,071	4,620	3,961
Medical Devices	2,398	2,737	11,746
	103,771	82,375	65,949
Corporate	3,259	1,320	—
Total capital expenditures	$107,030	$83,695	$65,949

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.
Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2012	2011	2010
Net sales:
United States	$1,363,892	$1,293,058	$1,185,743
Germany	210,842	185,840	150,427
China	121,338	144,586	157,501
United Kingdom	117,336	113,253	115,944
Japan	118,484	81,999	96,431
Other	537,644	511,944	408,206
Net sales	$2,469,536	$2,330,680	$2,114,252
Property, plant and equipment, net:
United States	$310,390	$288,647	$274,591
Philippines	68,993	70,159	74,720
United Kingdom	58,329	35,468	27,866
Germany	23,720	24,177	25,899
Other	84,747	85,421	83,868
Property, plant and equipment, net	$546,179	$503,872	$486,944
Sales to Boeing were $263,060, $229,825 and $206,775, or 11%, 10% and 10% of sales, in 2012, 2011 and 2010, respectively, including sales to Boeing Commercial Airplanes of $131,318, $110,802 and $91,112 in 2012, 2011 and 2010, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing, were $737,980, $738,429 and $740,701 in 2012, 2011 and 2010, respectively. Sales to Boeing and the U.S. Government and its prime- or sub-contractors are made primarily from the Aircraft Controls and Space and Defense Controls segments.

Note 18 - Commitments and Contingencies
From time to time, we are involved in legal proceedings. We are not a party to any pending legal proceedings which management believes will result in a material adverse effect on our financial condition or results of operations.
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
We lease certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $26,518 in 2012, $26,544 in 2011 and $25,061 in 2010. Future minimum rental payments required under non-cancelable operating leases are $19,681 in 2013, $16,868 in 2014, $10,819 in 2015, $9,150 in 2016, $7,489 in 2017 and $13,307 thereafter.
We are contingently liable for $13,532 of standby letters of credit issued by a bank to third parties on our behalf at September 29, 2012. Purchase commitments outstanding at September 29, 2012 are $499,264, including $21,203 for property, plant and equipment.

Note 19 - Quarterly Data - Unaudited
Net Sales and Earnings

	1st	2nd	3rd	4th
2012	Qtr.	Qtr.	Qtr.	Qtr.	Total
Net sales	$600,618	$624,970	$611,221	$632,727	$2,469,536
Gross profit	185,135	184,430	183,418	192,321	745,304
Net earnings	36,373	35,421	38,871	41,797	152,462
Net earnings per share:
Basic	$0.80	$0.78	$0.86	$0.92	$3.37
Diluted	$0.80	$0.77	$0.85	$0.91	$3.33

	1st	2nd	3rd	4th
2011	Qtr.	Qtr.	Qtr.	Qtr.	Total
Net sales	$554,434	$574,226	$582,959	$619,061	$2,330,680
Gross profit	164,553	167,248	168,884	178,792	679,477
Net earnings	33,407	30,615	33,838	38,161	136,021
Net earnings per share:
Basic	$0.74	$0.67	$0.74	$0.84	$2.99
Diluted	$0.73	$0.66	$0.73	$0.83	$2.95
Note: Quarterly amounts may not add to the total due to rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Moog Inc.
We have audited the accompanying consolidated balance sheets of Moog Inc. as of September 29, 2012 and October 1, 2011, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moog Inc. at September 29, 2012 and October 1, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Moog Inc.'s internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2012 expressed an unqualified opinion thereon.
Buffalo, New York
November 20, 2012

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 29, 2012 based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of September 29, 2012.
We completed four acquisitions in 2012, which were excluded from our management’s report on internal control over financial reporting as of September 29, 2012. On December 15, 2011, we acquired Bradford Engineering. On March 13, 2012, we acquired Protokraft. On July 31, 2012, we acquired In Space Propulsion. On August 22, 2012, we acquired Tritech International. All of these acquisitions are included in our 2012 consolidated financial statements and collectively constituted $139 million and $114 million of total and net assets, respectively, as of September 29, 2012 and $23.2 million and $(0.4) million of net sales and net loss, respectively, for the year then ended.
Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

/s/ JOHN R. SCANNELL
John R. Scannell
Chief Executive Officer
(Principal Executive Officer)

/s/ DONALD R. FISHBACK
Donald R. Fishback
Vice President,
Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Moog Inc.

We have audited Moog Inc.'s internal control over financial reporting as of September 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Moog Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report On Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bradford Engineering acquired on December 15, 2011, Protokraft acquired on March 13, 2012, In Space Propulsion acquired on July 31, 2012, and Tritech International acquired on August 22, 2012, which are included in the 2012 consolidated financial statements of Moog Inc. and collectively constituted
$139 million and $114 million of total and net assets, respectively, as of September 29, 2012 and $23.2 million and $(0.4) million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Moog Inc. also did not include an evaluation of the internal control over financial reporting of Bradford Engineering, Protokraft, In Space Propulsion, and Tritech International.

In our opinion, Moog Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Moog Inc. as of September 29, 2012 and October 1, 2011, and the related consolidated statements of earnings, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 29, 2012 of Moog Inc. and our report dated November 20, 2012 expressed and unqualified opinion thereon.
Buffalo, New York
November 20, 2012

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
The information required herein with respect to our directors and certain information required herein with respect to our executive officers is incorporated by reference to the 2012 Proxy. Other information required herein is included in Item 1, Business, under “Executive Officers of the Registrant” of this report.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at 716-652-2000.

Item 11.	Executive Compensation.
The information required herein is incorporated by reference to the 2012 Proxy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required herein is incorporated by reference to the 2012 Proxy.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required herein is incorporated by reference to the 2012 Proxy.

Item 14.	Principal Accountant Fees and Services.

The information required herein is incorporated by reference to the 2012 Proxy.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

1	Financial Statements

Consolidated Statements of Earnings
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

2	Financial Statement Schedules

II.	Valuation and Qualifying Accounts.
Schedules other than that listed above are omitted because the conditions requiring their filing do not exist or because the required information is included in the Consolidated Financial Statements, including the Notes thereto.

3	Exhibits

(3)	Articles of Incorporation and By-Laws.
	(i)	Restated Certificate of Incorporation of Moog Inc., as amended, incorporated by reference to exhibit 3.1 of our report on Form 10-Q for the quarter ended December 30, 2006.
	(ii)	Restated By-laws of Moog Inc., dated November 30, 2011, as amended, incorporated by reference to exhibit 3.2 of our report on Form 10-K for the year ended October 1, 2011.
(4)	Instruments defining the rights of security holders, including indentures.
(a)
Form of Indenture between Moog Inc. and JPMorgan Chase Bank, N.A., as Trustee, dated January 10, 2005, relating to the 6 1/4% Senior Subordinated Notes due 2015, incorporated by reference to exhibit 4.1 of our report on Form 8-K dated January 5, 2005.

(b)
First Supplemental Indenture between Moog Inc. and Banc of America Securities, LLC, dated as of September 12, 2005, incorporated by reference to exhibit 4.2 of our report on Form 10-K for the year ended September 24, 2005.

(c)
Form of Indenture between Moog Inc. and Wells Fargo Bank, N.A., as Trustee, dated June 2, 2008, relating to the 7 1/4% Senior Subordinated Notes due 2018, incorporated by reference to exhibit 4.1 of our report on Form 10-Q for the quarter ended June 28, 2008.

(9)	Voting trust agreement.
	(a)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit (i) of our report on Form 8-K dated December 9, 1983.
	(b)	Agreement as to Voting, effective October 15, 1988, incorporated by reference to exhibit (i) of our report on Form 8-K dated November 30, 1988.
(10)	Material contracts.
Credit and Securitization agreements.
(a)
Third Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association, Manufacturers and Traders Trust Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated as of March 18, 2011, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated March 18, 2011.

(b)
Form of Receivables Purchase Agreement, by and among Moog Receivables LLC, as Seller, Moog Inc, as Servicer, Market Street Funding LLC, as Issuer, and PNC Bank, National Association, as Administrator, dated as of March 5, 2012, incorporated by reference to exhibit 10.1 on Form 8-K dated March 9, 2012.

Management contracts or compensatory plan or arrangement.
	(c)	1998 Stock Option Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on January 5, 1998.
	(d)	2003 Stock Option Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on January 9, 2003.
(e)
Forms of Stock Option Agreements under the 1998 Stock Option Plan and 2003 Stock Option Plan, incorporated by reference to exhibit 10.12 of our report on Form 10-K for the year ended September 25, 2004.

	(f)	2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on December 10, 2007.
(g)
Form of Stock Appreciation Rights Award Agreement under 2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit 10.14 of our report on Form 10-K for the year ended September 27, 2008.

(h)
Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, incorporated by reference to exhibit 10(vii) of our report on Form 10-K for the year ended September 25, 1999.

	(i)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of our report on Form 10-K for the year ended September 28, 2002.
(j)
Supplemental Retirement Plan, as amended and restated, effective October 1, 1978, as amended August 30, 1983, May 19, 1987, August 30, 1988, December 12, 1996, November 11, 1999 and November 29, 2001, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2002.

(k)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated November 30, 2004.
(l)	Description of Management Profit Sharing Program, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended July 2, 2011.
(m)
Supplemental Retirement Plan, as amended and restated, effective December 31, 2008, as amended February 6, 2012, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2011.

Other material contracts.
(n)	Moog Inc. Stock Employee Compensation Trust Agreement effective December 2, 2003, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2003.

(21)
Our subsidiaries. (All of which are wholly owned by the Corporation, directly or indirectly, unless otherwise noted). The names of indirectly owned subsidiaries are indented under the names of their respective parent corporations.

Name	Organized Under the Laws of
Advanced Integrated Systems, Ltd.	Nevada
Animatics GmbH	Germany
Bradford Engineering B.V.	The Netherlands
Crossbow Technology, Inc.	California
CSA Engineering, Inc.	California
Curlin Medical Inc.	Delaware
Moog MDG SRL	Costa Rica
Viltechmeda UAB	Lithuania
X.O. Tec Corporation	Delaware
Ethox (Beijing) Medical Devices Trading Inc.	People's Republic of China
Ethox International, Inc.	New York
MMC Sterilization Services Group, Inc.	Pennsylvania
ZEVEX, Inc.	Delaware
Eurmotion Ltd.	England and Wales
Flo-Tork Inc.	Delaware
Harmonic Linear Drives Ltd. (75% owned by Moog Inc.)	England and Wales
Ingenieurburo Pieper GmbH	Germany
MCG Kingsport, Inc.	Delaware
Mid-America Aviation, Inc.	North Dakota
Moog AG	Switzerland
Moog Australia Pty., Ltd.	Australia
Moog do Brasil Controles Ltda.	Brazil
Moog de Argentina SRL	Argentina
Moog Controls Corporation	Ohio
Moog Controls Hong Kong Ltd.	Hong Kong
Moog Control Systems (Shanghai) Co., Ltd.	People's Republic of China
Moog Industrial Controls (Shanghai) Co., Ltd.	People's Republic of China
Moog Controls (India) Private Ltd.	India
Moog Controls Ltd.	United Kingdom
Fernau Limited	United Kingdom
Moog Fernau Ltd.	United Kingdom
Moog Components Group Limited	United Kingdom
Tritech Holdings Limited	United Kingdom
Tritech International Limited	United Kingdom
Moog Norden A.B.	Sweden
Moog OY	Finland
Moog Wolverhampton Limited	United Kingdom
Moog Europe Holdings Luxembourg SCS	Luxembourg
Moog Holding & Co. GmbH KG	Germany
Insensys Holdings Ltd.	United Kingdom
Moog Insensys Limited	United Kingdom
Aston Photonic Technologies Limited	United Kingdom
Indigo Photonics Limited	United Kingdom
Moog Unna GmbH	Germany
Moog Control Equipment (Shanghai) Co. Ltd.	People's Republic of China
Moog B.V.	The Netherlands
Obshestwo s Ogranizennoi Otwetstwennostju Moog	Russia
Moog FCS Limited	United Kingdom
Moog GmbH	Germany
Moog Italiana S.r.l.	Italy

Moog Luxembourg	Luxembourg
ProControl AG	Switzerland
Moog Luxembourg Finance S.a.r.l.	Luxembourg
Moog Ireland International Financial Services Centre Limited	Ireland
Focal Technologies Corporation	Nova Scotia
Moog Verwaltungs GmbH	Germany
Moog Holland Aircraft Services B.V.	The Netherlands
Moog Ireland Limited	Ireland
Moog ISP Holdings Ltd.	Ireland
Moog ISP Dublin Ltd.	Ireland
Moog ISP UK Cheltenham Ltd.	United Kingdom
Moog ISP UK Westcott Ltd.	United Kingdom
Moog Japan Ltd.	Japan
Moog Korea Ltd.	South Korea
Moog Receivables LLC	Delaware
Moog S.A.R.L. (95% owned by Moog Inc.; 5% owned by Moog GmbH)	France
Moog Singapore Pte. Ltd.	Singapore
Moog Motion Controls Private Limited	India
Moog India Technology Center Pvt. Ltd.	India
Moog Techtron Corp.	Florida
QuickSet International, Inc.	Illinois
Videolarm Inc.	Georgia

(23)	Consent of Ernst & Young LLP. (Filed herewith)

(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(101)	Interactive Data Files (submitted electronically herewith)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

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

Inc.
Valuation and Qualifying Accounts - Fiscal Years 2010, 2011 and 2012

(dollars in thousands)							Schedule II
		Additions				Foreign
	Balance at	charged to				exchange	Balance
	beginning	costs and				impact	at end
Description	of year	expenses	Deductions		Acquisitions	and other	of year
Fiscal year ended October 2, 2010
Contract loss reserves	$50,190	$32,298	$39,799	39,799,000	$(1,895)	$16	$40,810
Allowance for doubtful accounts	4,014	1,511	599	599,000	—	(113)	4,813
Reserve for inventory valuation	73,282	20,395	7,900	7,900,000	—	(169)	85,608
Deferred tax valuation allowance	9,476	946	2,664	2,664,000	—	(406)	7,352
Fiscal year ended October 1, 2011
Contract loss reserves	$40,810	$53,197	$48,666	48,666,000	$—	$(168)	$45,173
Allowance for doubtful accounts	4,813	1,230	1,260	1,260,000	—	(65)	4,718
Reserve for inventory valuation	85,608	17,566	8,804	8,804,000	—	100	94,470
Deferred tax valuation allowance	7,352	257	3,151	3,151,000	—	(352)	4,106
Fiscal year ended September 29, 2012
Contract loss reserves	$45,173	$49,120	$47,986		$1,801	$320	$48,428
Allowance for doubtful accounts	4,718	3,936	2,817		—	(83)	5,754
Reserve for inventory valuation	94,470	15,985	14,101		—	165	96,519
Deferred tax valuation allowance	4,106	77	3,235		977	(179)	1,746

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

By	/s/ JOHN R. SCANNELL
John R. Scannell
Chief Executive Officer
Date: November 20, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 20, 2012.

/s/ ROBERT T. BRADY	/s/ JOE C. GREEN
Robert T. Brady	Joe. C. Green
Executive Chairman of the Board	Director
Director

/s/ JOHN R. SCANNELL	/s/ WILLIAM G. GISEL, JR.
John R. Scannell	William G. Gisel, Jr.
Chief Executive Officer	Director
and Director
(Principal Executive Officer)

/s/ DONALD R. FISHBACK	/s/ PETER J. GUNDERMANN
Donald R. Fishback	Peter J. Gundermann
Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ JENNIFER WALTER	/s/ KRAIG H. KAYSER
Jennifer Walter	Kraig H. Kayser
Controller	Director
(Principal Accounting Officer)

/s/ RICHARD A. AUBRECHT	/s/ BRIAN J. LIPKE
Richard A. Aubrecht	Brian J. Lipke
Director	Director

/s/ RAYMOND W. BOUSHIE	/s/ ALBERT F. MYERS
Raymond W. Boushie	Albert F. Myers
Director	Director

/s/ ROBERT H. MASKREY
Robert H. Maskrey
Director