Form 10-Q
period 2012-12-29
MOOG INC
filed 2013-02-01
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of January 28, 2013 was:
Class A common stock, $1.00 par value, 41,436,698 shares
Class B common stock, $1.00 par value, 3,889,073 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	December 29, 2012	September 29, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,133	$148,841
Receivables	744,356	744,551
Inventories	551,700	538,262
Other current assets	120,862	117,254
TOTAL CURRENT ASSETS	1,569,051	1,548,908
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $575,276 and $560,856 respectively	549,171	546,179
GOODWILL	766,389	762,854
INTANGIBLE ASSETS, net	205,799	212,195
OTHER ASSETS	35,990	35,771
TOTAL ASSETS	$3,126,400	$3,105,907
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$77,537	$90,774
Current installments of long-term debt	64	3,186
Accounts payable	163,135	169,587
Customer advances	118,162	112,204
Contract loss reserves	42,463	48,428
Other accrued liabilities	221,324	239,697
TOTAL CURRENT LIABILITIES	622,685	663,876
LONG-TERM DEBT, excluding current installments
Senior debt	302,997	292,083
Senior subordinated notes	378,575	378,579
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	425,179	427,588
DEFERRED INCOME TAXES	40,325	36,455
OTHER LONG-TERM LIABILITIES	1,858	2,536
TOTAL LIABILITIES	1,771,619	1,801,117
SHAREHOLDERS' EQUITY
Common stock	51,280	51,280
Other shareholders' equity	1,303,501	1,253,510
TOTAL SHAREHOLDERS' EQUITY	1,354,781	1,304,790
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,126,400	$3,105,907
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	December 29, 2012	December 31, 2011
NET SALES	$620,803	$600,618
COST OF SALES	428,103	415,483
GROSS PROFIT	192,700	185,135
Research and development	32,328	29,190
Selling, general and administrative	105,075	95,798
Interest	8,596	8,546
Other	(2,370)	(1,348)
EARNINGS BEFORE INCOME TAXES	49,071	52,949
INCOME TAXES	14,953	16,576
NET EARNINGS	$34,118	$36,373

NET EARNINGS PER SHARE
Basic	$0.75	$0.80
Diluted	$0.75	$0.80

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,353,332	45,211,734
Diluted	45,708,289	45,679,965
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 29, 2012	December 31, 2011
NET EARNINGS	$34,118	$36,373
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	6,174	(8,031)
Retirement liability adjustment	4,519	2,690
Change in accumulated income (loss) on derivatives	322	(214)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	11,015	(5,555)
COMPREHENSIVE INCOME	$45,133	$30,818
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 29, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$34,118	$36,373
Adjustments to reconcile net earnings to net cash provided (used)
by operating activities:
Depreciation	18,119	16,058
Amortization	8,367	8,300
Provisions for non-cash losses on contracts, inventories and receivables	11,719	12,184
Equity-based compensation expense	3,891	4,105
Other	(1,473)	1,628
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	1,958	(21,411)
Inventories	(17,477)	(16,501)
Accounts payable	(5,255)	(10,129)
Customer advances	5,700	18,277
Accrued expenses	(35,728)	(29,478)
Accrued income taxes	5,965	11,773
Pension assets and liabilities	3,099	7,874
Other assets and liabilities	(4,794)	(4,077)
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,209	34,976

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(1,346)	(13,174)
Purchase of property, plant and equipment	(21,916)	(27,218)
Other investing transactions	(36)	(5,074)
NET CASH USED BY INVESTING ACTIVITIES	(23,298)	(45,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short term borrowings (repayments)	(12,461)	(857)
Net proceeds from revolving lines of credit	11,197	11,738
Payments on long-term debt	(3,236)	(272)
Excess tax benefits from equity-based payment arrangements	104	136
Other financing transactions	862	(530)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(3,534)	10,215

Effect of exchange rate changes on cash	1,915	(1,692)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,292	(1,967)
Cash and cash equivalents at beginning of period	148,841	113,679
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,133	$111,712

CASH PAID FOR:
Interest	$8,473	$8,894
Income taxes, net of refunds	9,286	6,503
See accompanying Notes to Consolidated Condensed Financial Statements.

Table of Contents
Moog Inc.
Notes to Consolidated Condensed Financial Statements
Three Months Ended December 29, 2012
(Unaudited)
(dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended December 29, 2012 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 29, 2012. All references to years in these financial statements are to fiscal years.

Note 2 - Acquisitions

In 2012, we completed four business combinations. Two of these business combinations were in our Components segment. We acquired Protokraft, LLC, based in Tennessee, for $12,500 in cash plus contingent consideration with an initial fair value of $4,809. Protokraft designs and manufactures opto-electronic transceivers, ethernet switches and media converters packaged into rugged, environmentally-sealed connectors. We also acquired Tritech International Limited, based in the U.K., for $34,267, net of cash acquired, which includes a working capital adjustment of $1,346 paid in 2013. Tritech is a leading designer and manufacturer of high performance acoustic sensors, sonars, video cameras and mechanical tooling equipment. We also completed two business combinations in our Space and Defense Controls segment. We acquired Bradford Engineering, based in The Netherlands, for $13,173, net of cash acquired. Bradford is a developer and manufacturer of satellite equipment including attitude control, propulsion and thermal control subsystems. We also acquired In-Space Propulsion for $45,495, net of cash acquired. In-Space Propulsion has locations in New York, California, Ireland and the United Kingdom and is a developer and manufacturer of liquid propulsion systems and components for satellites and missile defense systems.

Note 3 - Receivables

We securitize certain trade receivables in transactions that are accounted for as secured borrowings (Securitization Program). We maintain a subordinated interest in a portion of the pool of trade receivables that are securitized. The retained interest, which is included in Receivables in the consolidated condensed balance sheets, is recorded at fair value, which approximates the total amount of the designated pool of accounts receivable. Refer to Note 6, Indebtedness, for additional disclosures related to the Securitization Program.

Note 4 - Inventories

Inventories, net of reserves, consist of:

	December 29, 2012	September 29, 2012
Raw materials and purchased parts	$192,440	$188,643
Work in progress	289,310	283,122
Finished goods	69,950	66,497
Total	$551,700	$538,262

Note 5 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Balance as of September 29, 2012	Adjustment To Prior Year Acquisitions	Foreign Currency Translation	Balance as of December 29, 2012
Aircraft Controls	$192,386	$—	$77	$192,463
Space and Defense Controls	130,715	2,418	355	133,488
Industrial Systems	119,575	—	1,088	120,663
Components	194,464	(366)	(362)	193,736
Medical Devices	125,714	—	325	126,039
Total	$762,854	$2,052	$1,483	$766,389

The components of acquired intangible assets are as follows:

		December 29, 2012		September 29, 2012
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	10	$180,845	$(85,528)	$179,383	$(80,953)
Program-related	18	79,679	(15,230)	79,631	(13,976)
Technology-related	9	68,138	(37,393)	67,969	(35,676)
Marketing-related	9	29,388	(16,737)	29,327	(16,145)
Acquired intangible assets	12	$358,050	$(154,888)	$356,310	$(146,750)

Customer-related intangible assets primarily consist of customer relationships. Program-related intangible assets consist of long-term programs represented by current contracts and probable follow on work. Technology-related intangible assets primarily consist of technology, patents, intellectual property and software. Marketing-related intangible assets primarily consist of trademarks, trade names and non-compete agreements.

Amortization of acquired intangible assets was $7,741 for the three months ended December 29, 2012 and $7,671 for the three months ended December 31, 2011. Based on acquired intangible assets recorded at December 29, 2012, amortization is expected to be approximately $29,678 in 2013, $26,497 in 2014, $23,455 in 2015, $21,951 in 2016 and $18,578 in 2017.

We have $5,116 and $5,113 of identifiable assets with indefinite lives in marketing-related intangibles at December 29, 2012 and September 29, 2012, respectively.

Note 6 - Indebtedness

Short-term borrowings consist of:

	December 29, 2012	September 29, 2012
Securitization program	$69,400	$81,800
Lines of credit	8,137	8,974
Short-term borrowings	$77,537	$90,774

The Securitization Program matures on March 4, 2013 and effectively increases our borrowing capacity by up to $100,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. Interest for the Securitization Program is based on prevailing market rates for short-term commercial paper plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

In addition to the Securitization Program, we maintain short-term credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.

On January 15, 2013, we repurchased at par our 6¼% senior subordinated notes due on January 15, 2015, pursuant to an early redemption right. We redeemed the aggregate principal amount of $200,000 using proceeds drawn from our U.S. revolving credit facility.

Note 7 - Product Warranties

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 29, 2012	December 31, 2011
Warranty accrual at beginning of period	$18,859	$19,247
Warranties issued during current period	2,040	1,760
Adjustments to pre-existing warranties	(566)	26
Reductions for settling warranties	(2,321)	(2,359)
Foreign currency translation	28	(122)
Warranty accrual at end of period	$18,040	$18,552

Note 8 - Derivative Financial Instruments

We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments

We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $27,537 at December 29, 2012. These contracts mature at various times through the third quarter of 2014.

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. There were no outstanding interest rate swaps at December 29, 2012.

These foreign currency forwards and interest rate swaps are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2013 or 2012.

Activity in AOCI related to these derivatives is summarized below:

	Three Months Ended
	December 29, 2012	December 31, 2011
Balance at beginning of period	$220	$(165)
Net deferral in AOCI of derivatives:
Net increase (decrease) in fair value of derivatives	678	(231)
Tax effect	(236)	75
	442	(156)
Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	(222)	(93)
Tax effect	102	35
	(120)	(58)
Balance at end of period	$542	$(379)

Activity and classification of derivatives are as follows:

		Net deferral in AOCI of derivatives - effective portion
		Three Months Ended
	Statement of earnings classification	December 29, 2012	December 31, 2011
Foreign currency forwards	Cost of sales	$678	$(231)
Net gain (loss)		$678	$(231)

		Net reclassification from AOCI into earnings - effective portion
		Three Months Ended
	Statement of earnings classification	December 29, 2012	December 31, 2011
Interest rate swaps	Interest expense	$—	$(67)
Foreign currency forwards	Cost of sales	222	160
Net gain		$222	$93

Derivatives not designated as hedging instruments
We also have foreign currency exposure on intercompany balances that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $205,739 at December 29, 2012. The foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended
	December 29, 2012	December 31, 2011
Net gain (loss)	$922	$(1,382)

Summary of derivatives

The fair value and classification of derivatives is summarized as follows:

		December 29, 2012	September 29, 2012
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$775	$467
Foreign currency forwards	Other assets	58	32
	Total assets	$833	$499
Foreign currency forwards	Other accrued liabilities	$22	$41
Foreign currency forwards	Other long-term liabilities	6	40
	Total liabilities	$28	$81
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$1,318	$1,456
	Total assets	$1,318	$1,456
Foreign currency forwards	Other accrued liabilities	$1,151	$2,549
	Total liabilities	$1,151	$2,549

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

Our derivatives are valued using various pricing models or discounted cash flow analyses that incorporate observable market data, such as interest rate yield curves and currency rates, and are classified as Level 2 within the valuation hierarchy. Our Level 3 fair value liabilities represent contingent consideration recorded for acquisitions to be paid if various financial targets are met. The amounts recorded were calculated for each payment scenario in each period using an estimate of the probability of the future cash outflows. The varying contingent payments were then discounted to the present value at the weighted average cost of capital. Fair value is assessed on a quarterly basis, or whenever events or circumstances change that indicates an adjustment is required. The assessment includes an evaluation of the performance of the acquired business compared to previous expectations, changes to future projections and the probability of achieving the earn out targets.

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of December 29, 2012:

	Classification	Level 1	Level 2	Level 3	Total
Foreign currency forwards	Other current assets	$—	$2,093	$—	$2,093
Foreign currency forwards	Other assets	—	58	—	58
	Total assets	$—	$2,151	$—	$2,151
Foreign currency forwards	Other accrued liabilities	$—	$1,173	$—	$1,173
Foreign currency forwards	Other long-term liabilities	—	6	—	6
Acquisition contingent consideration	Other accrued liabilities	—	—	3,275	3,275
Acquisition contingent consideration	Other long-term liabilities	—	—	1,211	1,211
	Total liabilities	$—	$1,179	$4,486	$5,665

The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended
	December 29, 2012	December 31, 2011
Balance at beginning of period	$6,422	$1,990
Increase in discounted future cash flows recorded as interest expense	97	44
Decrease in earn out provisions recorded as other income	(2,033)	(44)
Balance at end of period	$4,486	$1,990

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At December 29, 2012, the fair value of long-term debt was $691,215 compared to its carrying value of $681,636. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended
	December 29, 2012	December 31, 2011
Service cost	$6,714	$5,837
Interest cost	7,205	7,446
Expected return on plan assets	(10,335)	(10,492)
Amortization of prior service cost	2	2
Amortization of actuarial loss	6,901	4,256
Pension expense for defined benefit plans	10,487	7,049
Pension expense for defined contribution plans	2,393	2,047
Total pension expense for U.S. plans	$12,880	$9,096

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended
	December 29, 2012	December 31, 2011
Service cost	$1,248	$1,016
Interest cost	1,455	1,467
Expected return on plan assets	(959)	(953)
Amortization of prior service credit	(14)	(16)
Amortization of actuarial loss	407	218
Pension expense for defined benefit plans	2,137	1,732
Pension expense for defined contribution plans	1,350	1,198
Total pension expense for non-U.S. plans	$3,487	$2,930

Net periodic benefit costs for post-retirement health care benefit plan consists of:

	Three Months Ended
	December 29, 2012	December 31, 2011
Service cost	$73	$82
Interest cost	137	196
Amortization of transition obligation	90	99
Total periodic post-retirement benefit cost	$300	$377

Activity in AOCI related to U.S. pension plans, non-U.S. pension plans and post-retirement health care benefit plans is summarized below:

	Three Months Ended
	December 29, 2012	December 31, 2011
Balance at beginning of period	$(280,424)	$(234,128)
Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	7,272	4,388
Tax effect	(2,753)	(1,698)
	4,519	2,690
Balance at end of period	$(275,905)	$(231,438)

Actual contributions for the three months ended December 29, 2012 and anticipated additional 2013 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$7,969	$1,555	$9,524
Anticipated	23,862	5,697	29,559
	$31,831	$7,252	$39,083

Note 11 - Income Taxes

The effective tax rates for the three months ended December 29, 2012 and December 31, 2011 of 30.5% and 31.3%, respectively, are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 12 - Shareholders’ Equity

The changes in shareholders’ equity for the three months ended December 29, 2012 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,575,124	7,704,589
Conversion of Class B to Class A	—	10,500	(10,500)
End of Period	51,280	43,585,624	7,694,089

ADDITIONAL PAID-IN CAPITAL
Beginning of period	421,969
Equity-based compensation expense	3,891
Issuance of treasury shares at more than cost	1,534
Adjustment to market - SECT, and other	1,136
End of period	428,530

RETAINED EARNINGS
Beginning of period	1,169,216
Net earnings	34,118
End of period	1,203,334

TREASURY STOCK
Beginning of period	(74,980)	(2,253,318)	(3,305,971)
Issuance of treasury shares	1,340	153,327	—
Purchase of treasury shares	(2,288)	(62,305)	—
End of period	(75,928)	(2,162,296)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(15,984)		(418,317)
Issuance of shares	781		21,237
Purchase of shares	(504)		(13,686)
Adjustment to market - SECT	(1,032)		—
End of period	(16,739)	—	(410,766)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of period	(246,711)
Other comprehensive income	11,015
End of period	(235,696)
TOTAL SHAREHOLDERS' EQUITY	$1,354,781	41,423,328	3,977,352

The components of accumulated other comprehensive loss, net of tax, are as follows:

	December 29, 2012	September 29, 2012
Accumulated foreign currency translation	$39,667	$33,493
Accumulated retirement liability	(275,905)	(280,424)
Accumulated gain on derivatives	542	220
Accumulated other comprehensive loss	$(235,696)	$(246,711)

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

Note 14 - Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	December 29, 2012	December 31, 2011
Weighted-average shares outstanding - Basic	45,353,332	45,211,734
Dilutive effect of equity-based awards	354,957	468,231
Weighted-average shares outstanding - Diluted	45,708,289	45,679,965

Note 15 - Segment Information

Below are sales and operating profit by segment for the three months ended December 29, 2012 and
December 31, 2011 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended
	December 29, 2012	December 31, 2011
Net sales:
Aircraft Controls	$252,281	$231,080
Space and Defense Controls	86,465	88,394
Industrial Systems	147,976	158,085
Components	99,275	88,147
Medical Devices	34,806	34,912
Net sales	$620,803	$600,618
Operating profit and margins:
Aircraft Controls	$31,075	$24,827
	12.3%	10.7%
Space and Defense Controls	8,228	12,743
	9.5%	14.4%
Industrial Systems	9,047	15,826
	6.1%	10.0%
Components	18,846	15,029
	19.0%	17.0%
Medical Devices	1,602	1,598
	4.6%	4.6%
Total operating profit	68,798	70,023
	11.1%	11.7%
Deductions from operating profit:
Interest expense	8,596	8,546
Equity-based compensation expense	3,891	4,105
Corporate expenses and other	7,240	4,423
Earnings before income taxes	$49,071	$52,949

Note 16 - Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendment provides an option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it is necessary to perform a quantitative impairment test. The amendment also enhances the consistency of impairment testing guidance by making impairment testing requirements for indefinite-lived intangible assets equivalent to that of other long-lived assets. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted this amendment in the first quarter of 2013. The adoption of this standard did not have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 29, 2012. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years.
OVERVIEW
We are a worldwide designer, manufacturer and integrator of high performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and defense and industrial markets. Within the aerospace and defense market, our products and systems include military and commercial aircraft flight controls, thrust vector controls for space launch vehicles, controls for gun aiming, stabilization and automatic ammunition loading for armored combat vehicles, satellite positioning controls and controls for steering tactical and strategic missiles. In the industrial market, our products are used in a wide range of applications including injection molding machines, metal forming, heavy industry, material and automotive testing, pilot training simulators, wind energy, enteral clinical nutrition pumps, infusion therapy pumps, oil exploration, motors used in sleep apnea devices, power generation, surveillance systems and slip rings used on CT scanners. We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, the United Kingdom, the Philippines, Germany, China, India, Italy, The Netherlands, Japan, Costa Rica, Luxembourg, Ireland and Canada.
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
We face numerous challenges to improve shareholder value. These include, but are not limited to, adjusting to dynamic global economic conditions that are influenced by governmental, industrial and commercial factors, pricing pressures from customers, strong competition, foreign currency fluctuations and increases in employee benefit costs. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality. Based on periodic reviews of the financial outlook of the business, we may also engage in restructuring activities, including reducing overhead, consolidating facilities and exiting some product lines.

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

In 2012, we completed four business combinations. Two of these business combinations were in our Components segment. We acquired Protokraft, LLC, based in Tennessee, for $13 million plus contingent consideration with an initial fair value of $5 million. Protokraft designs and manufactures opto-electronic transceivers, ethernet switches and media converters packaged into rugged, environmentally-sealed connectors. We also acquired Tritech International Limited, based in the U.K., for $34 million, which includes a working capital adjustment of $1 million paid in 2013. Tritech is a leading designer and manufacturer of high performance acoustic sensors, sonars, video cameras and mechanical tooling equipment. We also completed two business combinations in our Space and Defense Controls segment. We acquired Bradford Engineering, based in The Netherlands, for $13 million. Bradford is a developer and manufacturer of satellite equipment including attitude control, propulsion and thermal control subsystems. We also acquired In-Space Propulsion for $45 million. In-Space Propulsion has locations in New York, California, Ireland and the United Kingdom and is a developer and manufacturer of liquid propulsion systems and components for satellites and missile defense systems.

On December 31, 2012, we completed a business combination in our Space and Defense Controls segment by acquiring Broad Reach Engineering Company for $48 million. The purchase price includes cash consideration of $37 million, issuance of a $6 million note payable and contingent consideration with a maximum potential earn out payment of $5 million. Based in Colorado, Broad Reach Engineering Company is a leading designer and manufacturer of spaceflight electronics and software for aerospace, scientific, commercial and military missions. The company also provides ground testing, launch and on-orbit operations.

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

There have been no material changes in critical accounting policies in the current year from those disclosed in our 2012 Annual Report filed on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(dollars in millions, except per share data)	December 29, 2012	December 31, 2011	$ Variance	% Variance
Net sales	$620.8	$600.6	$20.2	3%
Gross margin	31.0%	30.8%
Research and development expenses	$32.3	$29.2	$3.1	11%
Selling, general and administrative expenses as a percentage of sales	16.9%	15.9%
Interest expense	$8.6	$8.5	$0.1	1%
Effective tax rate	30.5%	31.3%
Net earnings	$34.1	$36.4	(2.3)	(6)%
Diluted earnings per share	$0.75	$0.80	$(0.05)	(6)%

Net sales increased in the first quarter of 2013 compared to the first quarter of 2012. Sales increased in Aircraft Controls and Components, while sales declined in Industrial Systems and Space and Defense Controls.

Gross margin increased slightly in the first quarter compared to the same period last year. We had stronger gross margins in Medical Devices, Aircraft Controls and Components. Gross margin was fairly flat in Industrial Systems, while gross margin decreased in Space and Defense Controls.

Research and development expenses were higher in the first quarter of 2013 compared to the same period in 2012 in part due to increased activity on the Airbus A350 program.

Our selling, general and administrative expenses as a percentage of sales increased in the first quarter of 2013 in all of our segments. The increase is driven by the timing of professional services and marketing costs and by increased pension expense.

The effective tax rate decreased in the first quarter of 2013 due to a more favorable mix of foreign earnings.

2013 Outlook – We expect sales in 2013 to increase 6% to $2.62 billion, with growth in our Space and Defense Controls, Components, Aircraft and Medical Devices segments. Offsetting the increase is an expected sales decline in our Industrial Systems segment, reflecting a slowdown in our wind energy business and continued concerns in the macro-economic environment affecting industrial automation. We expect our operating margin to increase slightly to 11.2% from 11.1% due to contributions from our Medical Devices, Aircraft Controls and Components segments. Offsetting these contributions are declines in Industrial Systems, in part related to additional restructuring expenses, and a decline in Space and Defense Controls, related to adverse product mix. We will also benefit from $5 million of lower interest expense due to our January 15, 2013 early redemption of our 6¼% senior subordinated notes. We expect net earnings to increase to between $160.3 and $164.9 million, and diluted earnings per share to increase between 5% and 8% to between $3.50 and $3.60. This outlook excludes any effect for 2013 from sequestration (as noted in Economic Conditions and Market Trends).

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

Aircraft Controls

	Three Months Ended
(dollars in millions)	December 29, 2012	December 31, 2011	$ Variance	% Variance
Net sales - military aircraft	$149.7	$142.8	$6.9	5%
Net sales - commercial aircraft	102.6	88.3	14.3	16%
	$252.3	$231.1	$21.2	9%
Operating profit	$31.1	$24.8	$6.3	25%
Operating margin	12.3%	10.7%
Backlog	$663.1	$631.1	$32.0	5%

Aircraft Controls' sales increased in the first quarter of 2013 compared to the same period in 2012 in both commercial and military markets. Within commercial aircraft, OEM sales to Boeing increased $13 million due to volume, most notably on the Boeing 787 as production levels increased, and aftermarket sales increased $1 million due to higher initial provisioning sales for Boeing 787. In military aircraft, aftermarket increased $8 million due to volume increases in multiple programs.

Our operating margin expanded in the first quarter of 2013 compared to the first quarter of 2012 mostly due to a more profitable sales mix. Partially offsetting the increase was a $1 million increase in research and development expenses as activity on the Airbus A350 platform was even higher than the activity on last year's Boeing 747-8 certification program. Additionally, increased pension costs associated with a lower discount rate in 2013 reduced margin expansion.

The higher level of twelve-month backlog for Aircraft Controls at December 29, 2012 reflects strong military orders and commercial production ramp up.

2013 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 7% to $1.03 billion in 2013. Commercial aircraft is expected to increase 13% to $437 million due to stronger sales to Boeing and Airbus. Military aircraft sales is expected to increase 3% to $590 million. Aftermarket sales volumes are expected to drive the increase while OEM sales are expected to be flat. We expect our operating margin to increase to 11.9% from 10.9%, reflecting incremental margin on higher sales and a decline in research and development expenses as a percentage of sales.

Space and Defense Controls

	Three Months Ended
(dollars in millions)	December 29, 2012	December 31, 2011	$ Variance	% Variance
Net sales	$86.5	$88.4	$(1.9)	(2)%
Operating profit	$8.2	$12.7	$(4.5)	(35)%
Operating margin	9.5%	14.4%
Backlog	$242.2	$206.6	$35.6	17%

Space and Defense Controls' sales were relatively flat in the first quarter of 2013 compared to 2012 due to sales from acquisitions offset by declines in various legacy programs. Within the space market, sales grew $5 million. Of this increase, $13 million came from acquisitions with In-Space Propulsion contributing $10 million and Bradford Engineering contributing $3 million. Partially offsetting the increase in the space market was a $5 million decline in NASA programs as efforts on the Orion multi purpose crew vehicle subsided. Also, sales in the security market declined $4 million due to the diminished activity on the Driver Vision Enhancer (DVE) program. Lastly, defense sales declined $3 million as work on armored vehicles slowed.

Our operating margin declined in the first quarter of 2013 compared to the first quarter of 2012 in part due to a less favorable sales mix as 2012 included strong DVE sales. Additionally, our recently acquired businesses' cost structures added incremental expenses to our core operating expenses.

The increased level of twelve-month backlog at December 29, 2012 compared to the backlog at December 31, 2011, is due to recent acquisitions and increased activities on the United Launch Alliance common thrust vector control system for the Delta IV and Atlas V next generation rockets.

2013 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 21% to $433 million in 2013. We expect this increase to be predominately attributable to our recent acquisitions of In-Space Propulsion and Broad Reach Engineering Company. Additionally, we expect growth in our missile defense programs. We expect our operating margin to decrease to 10.2% from 11.9%, largely as a result of unfavorable product mix and the impact of recent acquisitions.

Industrial Systems

	Three Months Ended
(dollars in millions)	December 29, 2012	December 31, 2011	$ Variance	% Variance
Net sales	$148.0	$158.1	$(10.1)	(6)%
Operating profit	$9.0	$15.8	$(6.8)	(43)%
Operating margin	6.1%	10.0%
Backlog	$208.6	$273.3	$(64.7)	(24)%

Industrial Systems' net sales declined in the first quarter of 2013 as compared to the first quarter of 2012. Sales in our wind business declined $11 million due to continued weakness in China. Also, sales in our industrial automation market, specifically metal forming and presses and heavy industry, decreased $3 million reflecting the general economic conditions. Additionally, auto test sales declined $3 million as sales in the first quarter of 2012 were strong. Offsetting these declines were strengths in our simulation and non-renewable energy markets. Simulation sales were strong, providing an additional $4 million over the prior period. Additionally, sales in the gas and steam market increased $4 million due to strong demand in the Pacific region.

Our operating margin declined in the first quarter of 2013 when compared to the first quarter of 2012. The decrease was primarily due to the decline in sales.

The twelve-month backlog for Industrial Systems at December 29, 2012 decreased as compared to December 31, 2011 primarily associated with Pacific wind sales. Industrial automation backlog declined as well, but was offset by strong simulation orders.

2013 Outlook for Industrial Systems – We expect sales in Industrial Systems to decline 5% to $600 million in 2013, aligning with the first quarter of 2013's run rate. We expect sales in our energy and industrial automation markets to decrease compared to the prior year. However, we expect strong simulation sales. We expect that our operating margin will decrease to 8.4% from 10.0%, which includes $4 million of expected restructuring expenses, and reflects a loss of margin on lower sales.

Components

	Three Months Ended
(dollars in millions)	December 29, 2012	December 31, 2011	$ Variance	% Variance
Net sales	$99.3	$88.1	$11.2	13%
Operating profit	$18.8	$15.0	$3.8	25%
Operating margin	19.0%	17.0%
Backlog	$163.8	$169.6	$(5.8)	(3)%

Components' net sales increased in the first quarter of 2013 compared to the first quarter of 2012. Sales increased in our non-aerospace and defense markets and were slightly lower in our aerospace and defense market. Sales in the energy market increased $14 million due to strong deliveries of large slip rings used on off-shore oil storage vessels and $5 million due to incremental sales from our Tritech acquisition. Offsetting this increase was a $2 million decline in our CCTV programs due to increased price competition. Additionally, space and defense programs decreased $2 million as demand for military and defense controls products slowed.

Our operating margin increased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increased marine sales in our energy market. Additionally, a partial unwinding of an earn out provision for the Protokraft acquisition contributed to margin expansion.

The twelve-month backlog at December 29, 2012 compared to December 31, 2011 decreased due to large marine orders in the first quarter of 2012 that have since converted to sales. Slowing demand for military and wind control products also contributed to the decrease in backlog.

2013 Outlook for Components – We expect sales to increase 10% to $413 million in 2013. We expect acquisitions to drive sales growth in marine and industrial automation markets. Also, we expect some sales growth in our defense business as foreign missile defense programs ramp up. Offsetting the growth is an expected continued decline in military aircraft sales. We expect operating margin will increase to 16.2% from 15.0%, reflecting strong first quarter results.

Medical Devices

	Three Months Ended
(dollars in millions)	December 29, 2012	December 31, 2011	$ Variance	% Variance
Net sales	$34.8	$34.9	$(0.1)	—%
Operating profit	$1.6	$1.6	$—	—%
Operating margin	4.6%	4.6%
Backlog	$21.2	$17.3	$3.9	23%

Medical Devices' net sales were flat in the first quarter of 2013 compared to the first quarter of 2012. Sales of IV sets increased $1 million as we changed from using a third party distributor to selling products directly. Offsetting the increase was a decline in enteral pump sales volumes, both domestically and internationally.

Our operating margin in the first quarter of 2013 was relatively flat compared to the first quarter of 2012. Our gross margin improved, in part, due to manufacturing cost improvements, but was offset by increased operating expenses, including marketing and freight costs.

Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.

2013 Outlook for Medical Devices – We expect sales to increase 4% to $146 million in 2013. Sales of pumps are expected to increase as our IV pumps gain traction in the marketplace. We expect our operating margin to increase to 6.0% from 3.9%, as a result of higher sales. This increase also reflects the negative impact of the medical devices excise tax effective in January 2013 under the Affordable Health Care Act.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
(dollars in millions)	December 29, 2012	December 31, 2011	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$28.2	$35.0	$(6.8)	(19)%
Investing activities	(23.3)	(45.5)	22.2	(49)%
Financing activities	(3.5)	10.2	(13.7)	(134)%

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.

At December 29, 2012, our cash balance was $152 million, substantially all of which is held outside of the U.S. Our U.S. operations fund on-going activities, debt requirements and future growth investments with cash generated from operations along with available borrowings. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decided to repatriate such amounts. If we determined repatriation of foreign funds was necessary, we would then be required to pay U.S. income taxes on those funds.

Operating activities

Cash provided by operating activities decreased in the first three months of 2013 compared to the first three months of 2012. We had lower net earnings adjusted for non-cash charges in the first quarter of 2013. We also had higher pension contributions as we slowed the funding in 2012.

Investing activities

Cash used by investing activities decreased in part due to no acquisitions in the first quarter of 2013. In the first quarter of 2012, we had one acquisition each in our Space and Defense Controls and our Components segments. Also, we had lower levels of capital expenditures than in 2012 related to our newly constructed facility in the U.K. in our Aircraft Controls segment.

We expect our 2013 capital expenditures to be approximately $105 million.

Financing activities

The change in net cash from financing activities in the first quarter of 2013 primarily reflects the absence of borrowings to fund acquisitions as well as payments on our U.S. credit facility.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2012 Annual Report on Form 10-K, with the exception of an announced call of our 6¼% senior subordinated notes, which was subsequently completed on January 15, 2013.

CAPITAL STRUCTURE AND RESOURCES

We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

Our largest credit facility is our U.S. credit facility, which matures on March 18, 2016. It consists of a $900 million revolver and had an outstanding balance of $303 million at December 29, 2012. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 150 basis points at December 29, 2012. The credit facility is secured by substantially all of our U.S. assets.

The U.S. credit facility contains various covenants. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt, including letters of credit, to EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $155 million for 2013 and increases by $10 million each year thereafter. We are in compliance with all covenants. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income.

We are required to obtain the consent of lenders of the U.S. credit facility before raising significant additional debt financing. In recent years, we have demonstrated our ability to secure consents to access debt markets. We have also been successful in accessing equity markets, from time to time. We believe that we will be able to obtain additional debt or equity financing as needed.

At December 29, 2012, we had $597 million of unused borrowing capacity, including $583 million from the U.S. credit facility after considering standby letters of credit.

We have a trade receivables securitization facility (the "Securitization Program"), which terminates on March 4, 2013. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. credit facility. We had an outstanding balance of $69 million at December 29, 2012. The Securitization Program reduced the amount outstanding under our U.S. credit facility and increased the amount of short-term borrowings. Interest on the secured borrowings under the Securitization Program is based on prevailing market rates for short-term commercial paper plus an applicable margin, which was 90 basis points at December 29, 2012.

Net debt to capitalization was 31% at December 29, 2012 and 32% at September 29, 2012. The decrease in net debt to capitalization is primarily due to our net earnings in the first three months of 2013.

We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.

On January 15, 2013, we repurchased at par our 6¼% senior subordinated notes due on January 15, 2015, pursuant to an early redemption right. We redeemed the aggregate principal amount of $200 million using proceeds drawn from our U.S. revolving credit facility.

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

Starting in calendar year 2013, additional cuts to the U.S. Department of Defense's mandatory and discretionary budgeted spending of approximately $500 billion over the next decade (which is generally referred to as sequestration) resulting from the 2011 Budget Control Act could have ramifications for the aerospace and defense market. Currently the Budget Control Act provides that sequestration cuts are uniform by category for programs, projects and activities within accounts. These reductions would impact our sales, operating profit and our cash flow. However, it is not clear that sequestration will happen or how it will be implemented. Currently, we have approximately $800 million in domestic defense sales forecasted for 2013.
Global demand for air travel generally follows economic growth and therefore the commercial aircraft market has historically exhibited cyclical swings. The aftermarket is driven by usage of the existing aircraft fleet and the age of the installed fleet, and is impacted by fleet re-sizing programs for passenger and cargo aircraft. Changes in aircraft utilization rates affect the need for maintenance and spare parts and impact aftermarket sales. Boeing and Airbus have historically adjusted production in line with air traffic volume. Demand for our commercial aircraft products is in large part dependent on new aircraft production, which is increasing as Boeing and Airbus work down large backlogs of unfilled orders.
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
The industrial automation market we serve is influenced by several factors including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. We experience challenges based on the need to react to the demands of our customers who are in large part sensitive to international and domestic economies.
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
Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in our Industrial Systems segment. About one-third of our 2012 sales were denominated in foreign currencies. The translation of the results of our foreign subsidiaries into U.S. dollars did not have a significant impact on our sales in the first three months of 2013 compared to the same period one year ago.

Cautionary Statement

Information included or incorporated by reference in this report that does not consist of historical facts, including statements accompanied by or containing words such as “may,” “will,” “should,” “believes,” “expects,” “expected,” “intends,” “plans,” “projects,” “approximate,” “estimates,” “predicts,” “potential,” “outlook,” “forecast,” “anticipates,” “presume” and “assume,” are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to several factors, risks and uncertainties, the impact or occurrence of which could cause actual results to differ materially from the expected results described in the forward-looking statements. These important factors, risks and uncertainties include:

•	the markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate

•	we operate in highly competitive markets with competitors who may have greater resources than we possess

•
we depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs

•	we make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings

•	we enter into fixed-price contracts, which could subject us to losses if we have cost overruns

•	if our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted

•
contracting on government programs is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment

•	the loss of Boeing as a customer or a significant reduction in sales to Boeing could adversely impact our operating results

•	our new product research and development efforts may not be successful which could reduce our sales and earnings

•	our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete

•	our business operations may be adversely affected by information systems interruptions or infringements

•	our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility

•	significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our earnings, equity and pension funding requirements

•	a write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth

•	our sales and earnings growth may be affected if we cannot identify, acquire or integrate strategic acquisitions

•	our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments

•	unforeseen exposure to additional tax income liabilities may affect our operating results

•	government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business

•
the failure or misuse of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages

•	future terror attacks, natural disasters or other catastrophic events beyond our control could negatively impact our business

•	our operations are subject to environmental laws, and complying with those laws may cause us to incur significant costs

•	we are involved in various legal proceedings, the outcome of which may be unfavorable to us

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Refer to the Company’s Annual Report on Form 10-K for the year ended September 29, 2012 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended December 29, 2012.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (3)
September 30, 2012 - October 31, 2012	1,240	$37.07	—	1,000,000
November 1, 2012 - November 30, 2012	24,994	$36.03	—	1,000,000
December 1, 2012 - December 29, 2012	49,757	$37.08	—	1,000,000
Total	75,991	$36.73	—	1,000,000

(1)
Reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. Retirement Savings Plan (RSP) as follows: October, 1,240 shares at $37.07 per share, November, 7,011 shares at $35.99 per share and December, 1,235 at $40.10 per share. Purchases by the SECT in November and December also include 1,500 and 2,700 shares of Class B common stock from members of the Moog family at $37.36 and $36.93 per share, respectively.

(2)
In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During November, we accepted delivery of 16,483 shares at $35.92 per share and in December, we accepted delivery of 45,822 shares at $37.01 per share, in connection with the exercise of stock options.

(3)
In December 2011, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

Item 6. Exhibits.

(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

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

Moog Inc.

(Registrant)

Date:	February 1, 2013	By	/s/ John R. Scannell
John R. Scannell
Chief Executive Officer (Principal Executive Officer)

Date:	February 1, 2013	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	February 1, 2013	By	/s/ Jennifer Walter
Jennifer Walter
Controller
(Principal Accounting Officer)