Form 10-Q
period 2013-03-30
MOOG INC
filed 2013-05-02
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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
(716) 652-2000
(Telephone number including area code)
__________________________________________________________
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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of April 29, 2013 was:
Class A common stock, $1.00 par value, 41,500,935 shares
Class B common stock, $1.00 par value, 3,815,286 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	March 30, 2013	September 29, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$149,848	$148,841
Receivables	770,470	744,551
Inventories	558,821	538,262
Other current assets	124,981	117,254
TOTAL CURRENT ASSETS	1,604,120	1,548,908
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $578,418 and $560,856 respectively	552,488	546,179
GOODWILL	797,342	762,854
INTANGIBLE ASSETS, net	221,671	212,195
OTHER ASSETS	48,654	35,771
TOTAL ASSETS	$3,224,275	$3,105,907
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$102,229	$90,774
Current installments of long-term debt	3,275	3,186
Accounts payable	177,851	169,587
Customer advances	123,017	112,204
Contract loss reserves	43,394	48,428
Other accrued liabilities	226,542	239,697
TOTAL CURRENT LIABILITIES	676,308	663,876
LONG-TERM DEBT, excluding current installments
Senior debt	520,233	292,083
Senior subordinated notes	191,571	378,579
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	416,968	427,588
DEFERRED INCOME TAXES	47,536	36,455
OTHER LONG-TERM LIABILITIES	3,646	2,536
TOTAL LIABILITIES	1,856,262	1,801,117
SHAREHOLDERS' EQUITY
Common stock	51,280	51,280
Other shareholders' equity	1,316,733	1,253,510
TOTAL SHAREHOLDERS' EQUITY	1,368,013	1,304,790
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,224,275	$3,105,907
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
NET SALES	$643,023	$624,970	$1,263,826	$1,225,588
COST OF SALES	445,600	440,540	873,703	856,023
GROSS PROFIT	197,423	184,430	390,123	369,565
Research and development	38,113	26,897	70,441	56,087
Selling, general and administrative	100,795	97,697	205,870	193,495
Interest	6,442	8,636	15,038	17,182
Restructuring	2,201	—	2,201	—
Other	(88)	1,411	(2,458)	63
EARNINGS BEFORE INCOME TAXES	49,960	49,789	99,031	102,738
INCOME TAXES	13,433	14,368	28,386	30,944
NET EARNINGS	$36,527	$35,421	$70,645	$71,794

NET EARNINGS PER SHARE
Basic	$0.81	$0.78	$1.56	$1.59
Diluted	$0.80	$0.77	$1.54	$1.57

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,333,612	45,227,921	45,343,312	45,219,828
Diluted	45,825,626	45,781,587	45,766,798	45,730,777
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
NET EARNINGS	$36,527	$35,421	$70,645	$71,794
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(23,028)	15,293	(16,854)	7,262
Retirement liability adjustment	5,582	2,832	10,101	5,522
Change in accumulated income (loss) on derivatives	(470)	301	(148)	87
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(17,916)	18,426	(6,901)	12,871
COMPREHENSIVE INCOME	$18,611	$53,847	$63,744	$84,665
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
(dollars in thousands)	March 30, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$70,645	$71,794
Adjustments to reconcile net earnings to net cash provided (used)
by operating activities:
Depreciation	36,460	32,026
Amortization	16,934	16,543
Provisions for non-cash losses on contracts, inventories and receivables	27,971	30,043
Equity-based compensation expense	4,724	4,790
Other	(4,483)	(1,243)
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(24,700)	(47,983)
Inventories	(23,272)	(25,449)
Accounts payable	8,459	4,567
Customer advances	10,997	8,787
Accrued expenses	(39,327)	(30,903)
Accrued income taxes	9,744	3,690
Pension assets and liabilities	4,772	12,573
Other assets and liabilities	(8,430)	(3,845)
NET CASH PROVIDED BY OPERATING ACTIVITIES	90,494	75,390

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(69,807)	(25,673)
Purchase of property, plant and equipment	(45,322)	(53,720)
Other investing transactions	(12,774)	(5,103)
NET CASH USED BY INVESTING ACTIVITIES	(127,903)	(84,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short term borrowings (repayments)	12,972	85,205
Net proceeds (repayments) from revolving lines of credit	225,680	(62,827)
Payments on long-term debt, other than senior subordinated notes	(3,255)	(1,096)
Payments on senior subordinated notes	(187,000)	—
Excess tax benefits from equity-based payment arrangements	308	368
Other financing transactions	(9,356)	(1,023)
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,349	20,627

Effect of exchange rate changes on cash	(933)	615
INCREASE IN CASH AND CASH EQUIVALENTS	1,007	12,136
Cash and cash equivalents at beginning of period	148,841	113,679
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$149,848	$125,815

CASH PAID FOR:
Interest	$16,503	$16,525
Income taxes, net of refunds	20,488	29,156
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Six Months Ended March 30, 2013
(Unaudited)
(dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the six months ended March 30, 2013 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 29, 2012. All references to years in these financial statements are to fiscal years.

Note 2 - Acquisitions

In 2013, we completed two business combinations. One of these business combinations was in our Space and Defense Controls segment. We acquired Broad Reach Engineering for $34,550 of cash consideration, issuance of $8,450 of notes payable and contingent consideration with an initial fair value of $4,276. Based in Colorado, Broad Reach Engineering is a leading designer and manufacturer of spaceflight electronics and software for aerospace, scientific, commercial and military missions. The company also provides ground testing, launch and on-orbit operations. We also completed one business combination in our Components segment. We acquired Aspen Motion Technologies, located in Radford, Virginia for $33,911 in cash. Aspen, founded in 1996, is a designer and manufacturer of high-performance permanent magnet brushless DC motors, integrated digital controls and motorized impellers for motors. Aspen also specializes in custom motor designs for end product integration and significant product enhancement in a variety of high-performance industrial applications.

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

The purchase price allocations for the 2012 acquisitions are substantially complete. Allocations for 2013 acquisitions are subject to subsequent adjustment as we obtain additional information for our estimates during the respective measurements periods.

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

Note 4 - Inventories

Inventories, net of reserves, consist of:

	March 30, 2013	September 29, 2012
Raw materials and purchased parts	$193,585	$188,643
Work in progress	290,418	283,122
Finished goods	74,818	66,497
Total	$558,821	$538,262

Note 5 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Balance as of September 29, 2012	Acquisitions	Adjustment To Prior Year Acquisitions	Foreign Currency Translation	Balance as of March 30, 2013
Aircraft Controls	$192,386	$—	$—	$(3,810)	$188,576
Space and Defense Controls	130,715	29,526	2,418	(24)	162,635
Industrial Systems	119,575	—	—	(2,139)	117,436
Components	194,464	10,680	(366)	(1,777)	203,001
Medical Devices	125,714	—	—	(20)	125,694
Total	$762,854	$40,206	$2,052	$(7,770)	$797,342

The components of acquired intangible assets are as follows:

		March 30, 2013		September 29, 2012
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	10	$199,566	$(88,967)	$179,383	$(80,953)
Program-related	18	75,816	(15,576)	79,631	(13,976)
Technology-related	9	72,705	(38,834)	67,969	(35,676)
Marketing-related	9	31,784	(17,290)	29,327	(16,145)
Acquired intangible assets	11	$379,871	$(160,667)	$356,310	$(146,750)

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

Amortization of acquired intangible assets was $8,053 and $15,794 for the three and six months ended March 30, 2013 and $7,622 and $15,293 for the three and six months ended March 31, 2012. Based on acquired intangible assets recorded at March 30, 2013, amortization is expected to be approximately $31,700 in 2013, $30,000 in 2014, $26,500 in 2015, $24,900 in 2016 and $21,500 in 2017.

We have $4,896 and $5,113 of identifiable assets with indefinite lives in marketing-related intangibles at March 30, 2013 and September 29, 2012, respectively.

Note 6 - Indebtedness

Short-term borrowings consist of:

	March 30, 2013	September 29, 2012
Securitization program	$94,800	$81,800
Lines of credit	7,429	8,974
Short-term borrowings	$102,229	$90,774

The Securitization Program matures on March 3, 2014 and effectively increases our borrowing capacity by up to $100,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. Interest for the Securitization Program is based on prevailing market rates for short-term commercial paper plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets.

In addition to the Securitization Program, we maintain short-term credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.

On January 15, 2013, we repurchased at par our 6¼% senior subordinated notes due on January 15, 2015, pursuant to an early redemption right. We redeemed the aggregate principal amount of $200,000 using proceeds drawn from our U.S. credit facility.

On March 28, 2013, we amended our U.S. credit facility. The amendments primarily reflect a modification of the matrix used to determine the applicable interest margin, the commitment fee rate and extended the maturity of the credit facility to March 28, 2018. It consists of a $900,000 revolver and had an outstanding balance of $515,000 at March 30, 2013. Interest on the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 138 basis points at March 30, 2013. The credit facility is secured by substantially all of our U.S. assets.

Note 7 - Product Warranties

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Warranty accrual at beginning of period	$18,040	$18,552	$18,859	$19,247
Additions from acquisitions	—	40	—	40
Warranties issued during current period	893	2,501	2,933	4,261
Adjustments to pre-existing warranties	91	(331)	(475)	(305)
Reductions for settling warranties	(1,923)	(3,186)	(4,244)	(5,545)
Foreign currency translation	(651)	144	(623)	22
Warranty accrual at end of period	$16,450	$17,720	$16,450	$17,720

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
Derivatives designated as hedging instruments

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At March 30, 2013, we had interest rate swaps with notional amounts totaling $120,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 1.8%, including the applicable margin of 138 basis points as of March 30, 2013. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps on January 15, 2015 and January 15, 2016.

We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $52,977 at March 30, 2013. These contracts mature at various times through the second quarter of 2015.

These interest rate swaps and foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2013 or 2012.

Activity in AOCI related to these derivatives is summarized below:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Balance at beginning of period	$542	$(379)	$220	$(165)
Net deferral in AOCI of derivatives:
Net increase (decrease) in fair value of derivatives	(511)	426	167	195
Tax effect	166	(146)	(70)	(72)
	(345)	280	97	123
Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	(198)	21	(420)	(72)
Tax effect	73	—	175	36
	(125)	21	(245)	(36)
Balance at end of period	$72	$(78)	$72	$(78)

Activity and classification of derivatives are as follows:

		Net deferral in AOCI of derivatives - effective portion
		Three Months Ended		Six Months Ended
	Statement of earnings classification	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Interest rate swaps	Interest expense	$(203)	$—	$(203)	$—
Foreign currency forwards	Cost of sales	(308)	426	370	195
Net gain (loss)		$(511)	$426	$167	$195

		Net reclassification from AOCI into earnings - effective portion
		Three Months Ended		Six Months Ended
	Statement of earnings classification	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Interest rate swaps	Interest expense	$(43)	$—	$(43)	$(67)
Foreign currency forwards	Cost of sales	241	(21)	463	139
Net gain (loss)		$198	$(21)	$420	$72

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $255,921 at March 30, 2013. The foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net gain (loss)	$4,979	$811	$5,901	$(571)

Summary of derivatives

The fair value and classification of derivatives is summarized as follows:

		March 30, 2013	September 29, 2012
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$612	$467
Foreign currency forwards	Other assets	1	32
	Total assets	$613	$499
Foreign currency forwards	Other accrued liabilities	$102	$41
Foreign currency forwards	Other long-term liabilities	250	40
Interest rate swaps	Other accrued liabilities	76	—
Interest rate swaps	Other long-term liabilities	95	—
	Total liabilities	$523	$81
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$3,674	$1,456
	Total assets	$3,674	$1,456
Foreign currency forwards	Other accrued liabilities	$2,256	$2,549
	Total liabilities	$2,256	$2,549

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of March 30, 2013:

	Classification	Level 1	Level 2	Level 3	Total
Foreign currency forwards	Other current assets	$—	$4,286	$—	$4,286
Foreign currency forwards	Other assets	—	1	—	1
	Total assets	$—	$4,287	$—	$4,287
Foreign currency forwards	Other accrued liabilities	$—	$2,358	$—	$2,358
Foreign currency forwards	Other long-term liabilities	—	250	—	250
Interest rate swaps	Other accrued liabilities	—	76	—	76
Interest rate swaps	Other long-term liabilities	—	95	—	95
Acquisition contingent consideration	Other accrued liabilities	—	—	2,318	2,318
Acquisition contingent consideration	Other long-term liabilities	—	—	2,830	2,830
	Total liabilities	$—	$2,779	$5,148	$7,927

The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Balance at beginning of period	$4,486	$1,990	$6,422	$1,990
Additions from acquisitions	4,276	4,438	4,276	4,438
Increase in discounted future cash flows recorded as interest expense	122	44	219	88
Decrease in earn out provisions recorded as other income	(958)	(529)	(2,991)	(573)
Settlements paid in cash	(2,778)	—	(2,778)	—
Balance at end of period	$5,148	$5,943	$5,148	$5,943

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At March 30, 2013, the fair value of long-term debt was $723,704 compared to its carrying value of $715,079. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$6,714	$5,837	$13,428	$11,674
Interest cost	7,204	7,446	14,409	14,892
Expected return on plan assets	(10,335)	(10,492)	(20,670)	(20,984)
Amortization of prior service cost	2	2	4	4
Amortization of actuarial loss	6,901	4,256	13,802	8,512
Pension expense for defined benefit plans	10,486	7,049	20,973	14,098
Pension expense for defined contribution plans	2,772	2,150	5,165	4,197
Total pension expense for U.S. plans	$13,258	$9,199	$26,138	$18,295

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$1,163	$1,005	$2,411	$2,021
Interest cost	1,366	1,502	2,821	2,969
Expected return on plan assets	(887)	(972)	(1,846)	(1,925)
Amortization of prior service credit	(12)	(13)	(26)	(29)
Amortization of actuarial loss	372	217	779	435
Pension expense for defined benefit plans	2,002	1,739	4,139	3,471
Pension expense for defined contribution plans	1,321	1,218	2,671	2,416
Total pension expense for non-U.S. plans	$3,323	$2,957	$6,810	$5,887

Net periodic benefit costs for post-retirement health care benefit plan consists of:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Service cost	$73	$82	$146	$164
Interest cost	138	196	275	392
Amortization of transition obligation	91	99	181	198
Total periodic post-retirement benefit cost	$302	$377	$602	$754

Activity in AOCI related to U.S. pension plans, non-U.S. pension plans and post-retirement health care benefit plans is summarized below:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Balance at beginning of period	$(275,905)	$(231,438)	$(280,424)	$(234,128)
Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	8,323	4,529	15,595	8,918
Tax effect	(2,741)	(1,697)	(5,494)	(3,396)
	5,582	2,832	10,101	5,522
Balance at end of period	$(270,323)	$(228,606)	$(270,323)	$(228,606)

Actual contributions for the six months ended March 30, 2013 and anticipated additional 2013 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$15,819	$4,521	$20,340
Anticipated	15,844	2,921	18,765
	$31,663	$7,442	$39,105

Note 11 - Restructuring
We have initiated restructuring plans to better align our cost structure with projected sales levels. The restructuring actions taken have and will result in workforce reductions, primarily in the U.S., Europe and Asia.
Restructuring expense related principally to severance by segment for the three and six months ended March 30, 2013 is as follows:

Aircraft Controls	$474
Industrial Systems	1,727
Total	$2,201
Restructuring activity is as follows:

Balance at beginning of period	$—
Charged to expense	2,201
Cash payments	(1,194)
Foreign currency translation	(38)
Balance at end of period	$969

Payments related to these costs are expected to be principally paid by the end of 2013. We anticipate that total restructuring charges will be approximately $2,000 and $9,000 in our Aircraft Controls and Industrial Systems segments, respectively, in 2013.

Note 12 - Income Taxes

The effective tax rates of 26.9% and 28.7% for the three and six months ended March 30, 2013 and 28.9% and 30.1% for the three and six months ended March 31, 2012 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily as a result of a significant portion of our earnings that come from foreign operations with lower tax rates. In addition, the effective tax rate for the three months ended March 30, 2013 is lower due to the inclusion of a catch up adjustment for research and development tax credits mostly associated with 2012 following recently enacted legislation.

Note 13 - Shareholders’ Equity

The changes in shareholders’ equity for the six months ended March 30, 2013 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,575,124	7,704,589
Conversion of Class B to Class A	—	22,236	(22,236)
End of Period	51,280	43,597,360	7,682,353

ADDITIONAL PAID-IN CAPITAL
Beginning of period	421,969
Equity-based compensation expense	4,724
Issuance of treasury shares at more than cost	3,157
Adjustment to market - SECT, and other	3,585
End of period	433,435

RETAINED EARNINGS
Beginning of period	1,169,216
Net earnings	70,645
End of period	1,239,861

TREASURY STOCK
Beginning of period	(74,980)	(2,253,318)	(3,305,971)
Issuance of treasury shares	2,331	270,859	—
Purchase of treasury shares	(4,649)	(114,995)	—
End of period	(77,298)	(2,097,454)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(15,984)		(418,317)
Issuance of shares	781		21,237
Purchase of shares	(7,173)		(164,016)
Adjustment to market - SECT	(3,277)		—
End of period	(25,653)	—	(561,096)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of period	(246,711)
Other comprehensive loss	(6,901)
End of period	(253,612)
TOTAL SHAREHOLDERS' EQUITY	$1,368,013	41,499,906	3,815,286

The components of accumulated other comprehensive loss, net of tax, are as follows:

	March 30, 2013	September 29, 2012
Accumulated foreign currency translation	$16,639	$33,493
Accumulated retirement liability	(270,323)	(280,424)
Accumulated gain on derivatives	72	220
Accumulated other comprehensive loss	$(253,612)	$(246,711)

Note 14 - Stock Employee Compensation Trust

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

Note 15 - Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Weighted-average shares outstanding - Basic	45,333,612	45,227,921	45,343,312	45,219,828
Dilutive effect of equity-based awards	492,014	553,666	423,486	510,949
Weighted-average shares outstanding - Diluted	45,825,626	45,781,587	45,766,798	45,730,777

Note 16 - Segment Information

Below are sales and operating profit by segment for the three and six months ended March 30, 2013 and
March 31, 2012 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Six Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net sales:
Aircraft Controls	$258,860	$236,388	$511,141	$467,468
Space and Defense Controls	105,688	89,811	192,153	178,205
Industrial Systems	144,201	168,015	292,177	326,100
Components	98,804	95,643	198,079	183,790
Medical Devices	35,470	35,113	70,276	70,025
Net sales	$643,023	$624,970	$1,263,826	$1,225,588
Operating profit and margins:
Aircraft Controls	$31,518	$22,783	$62,593	$47,610
	12.2%	9.6%	12.2%	10.2%
Space and Defense Controls	7,671	9,903	15,899	22,646
	7.3%	11.0%	8.3%	12.7%
Industrial Systems	7,837	19,272	16,884	35,098
	5.4%	11.5%	5.8%	10.8%
Components	15,342	13,479	34,188	28,508
	15.5%	14.1%	17.3%	15.5%
Medical Devices	1,306	1,489	2,908	3,087
	3.7%	4.2%	4.1%	4.4%
Total operating profit	63,674	66,926	132,472	136,949
	9.9%	10.7%	10.5%	11.2%
Deductions from operating profit:
Interest expense	6,442	8,636	15,038	17,182
Equity-based compensation expense	833	685	4,724	4,790
Corporate expenses and other	6,439	7,816	13,679	12,239
Earnings before income taxes	$49,960	$49,789	$99,031	$102,738

Note 17 - Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 29, 2012. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years and amounts may differ from reported values due to rounding.
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
We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls and represented 32% of our 2012 sales. We recognize revenue on these contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity.
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
We face numerous challenges to improve shareholder value. These include, but are not limited to, adjusting to dynamic global economic conditions that are influenced by governmental, industrial and commercial factors, pricing pressures from customers, strong competition, foreign currency fluctuations and increases in employee benefit costs. We address these challenges by focusing on strategic revenue growth and by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality. Based on periodic strategy reviews, including the financial outlook of our business, we may also engage in restructuring activities, including reducing overhead, consolidating facilities and exiting some product lines.

Acquisitions

All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated statements of earnings from the respective dates of acquisition. Under purchase accounting, we record assets and liabilities at fair value on the consolidated balance sheet. The purchase price described for each acquisition below is net of any cash acquired and includes debt issued or assumed.

In 2013, we completed two business combinations. One of these business combinations was in our Space and Defense Controls segment. We acquired Broad Reach Engineering for $43 million and contingent consideration with an initial fair value of $4 million. Based in Colorado, Broad Reach Engineering is a leading designer and manufacturer of spaceflight electronics and software for aerospace, scientific, commercial and military missions. The company also provides ground testing, launch and on-orbit operations. We also completed one business combination in our Components segment. We acquired Aspen Motion Technologies located in Radford, Virginia for $34 million. Aspen, founded in 1996, is a designer and manufacturer of high-performance permanent magnet brushless DC motors, integrated digital controls and motorized impellers for motors. Aspen also specializes in custom motor designs for end product integration and significant product enhancement in a variety of high-performance industrial applications.

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

CRITICAL ACCOUNTING POLICIES

On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, revenue recognition on long-term contracts, contract loss reserves, reserves for inventory valuation, reviews for impairment of goodwill, purchase price allocations for business combination, pension assumptions and deferred tax asset valuation allowances.

There have been no material changes in critical accounting policies in the current year from those disclosed in our 2012 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments require companies to provide information about the amounts reclassified out of accumulated comprehensive income by component. The amendments also require the presentation of the significant amounts reclassified out of accumulated comprehensive income by line items of net income, if the amount is required to be reclassified in its entirety in the same reporting period, either on the face of the financial statements or in the related footnotes. For other amounts that are not required to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments are effective for interim and annual periods beginning after December 15, 2012 and should be applied prospectively. Early adoption is permitted. This amendment is applicable to us beginning in the first quarter of 2014. Other than modifying our disclosures, the adoption of this standard is not expected to have a material impact on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustments into net income when a parent either sells part or all of its investment in a foreign entity, or when it no longer holds a controlling financial interest. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2013 and must be applied prospectively. This amendment is applicable to us beginning in the first quarter of 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended				Six Months Ended
(dollars in millions, except per share data)	March 30, 2013	March 31, 2012	$ Variance	% Variance	March 30, 2013	March 31, 2012	$ Variance	% Variance
Net sales	$643.0	$625.0	$18.1	3%	$1,263.8	$1,225.6	$38.2	3%
Gross margin	30.7%	29.5%			30.9%	30.2%
Research and development expenses	$38.1	$26.9	$11.2	42%	$70.4	$56.1	$14.4	26%
Selling, general and administrative expenses as a percentage of sales	15.7%	15.6%			16.3%	15.8%
Interest expense	$6.4	$8.6	$(2.2)	(25%)	$15.0	$17.2	$(2.1)	(12%)
Restructuring	2.2	—	2.2	N/A	2.2	—	2.2	N/A
Other	(0.1)	1.4	(1.5)	N/A	(2.5)	0.1	(2.5)	N/A
Effective tax rate	26.9%	28.9%			28.7%	30.1%
Net earnings	$36.5	$35.4	$1.1	3%	$70.6	$71.8	$(1.1)	(2%)
Diluted earnings per share	$0.80	$0.77	$0.03	4%	$1.54	$1.57	$(0.03)	(2%)

Net sales increased in the second quarter of 2013 compared to the second quarter of 2012. Net sales also increased in the first half of 2013 compared to the same period in 2012. For both comparisons, sales increased in Aircraft Controls, Space and Defense Controls and Components, while sales in Industrial Systems declined and sales in Medical Devices were relatively flat. Sales excluding businesses acquired in the last twelve months were down in both the second quarter and first half of 2013. Acquisitions contributed $29 million of sales growth in the second quarter and $51 million in the first half of 2013 as compared to the same time periods in 2012.

Gross margin increased in the second quarter and in the first half of 2013 compared to the same time periods of 2012. We had stronger gross margins in Aircraft Controls, Medical Devices and Components. Gross margins declined in Space and Defense Controls and Industrial Systems. Gross margin increased in the first half of 2013 compared to the first half of 2012 due in part to favorable product mixes in Aircraft Controls, Components and Medical Devices.

Research and development expenses were higher in the second quarter of 2013 compared to the same time period in 2012 primarily as a result of reimbursements negotiated on commercial transport programs that benefited the second quarter of 2012. Research and development expenses were also higher in the first half of 2013 compared to the same time period in 2012, due to increased activity on the Airbus A350 program in 2013 and reimbursements negotiated on commercial transport programs in 2012.

Selling, general and administrative expenses as a percentage of sales were relatively unchanged in the second quarter of 2013 compared to the second quarter of 2012, but increased in the first half of 2013 compared to the first half of 2012. The year-to-date increase is mostly driven by the timing of professional services and marketing costs in the first quarter of 2013 and by increased pension expenses.

Interest expense decreased in the second quarter and the first half of 2013 compared to the same periods in 2012 due to the early redemption of our 6¼% senior subordinated notes on January 15, 2013. This was slightly offset by higher average debt amounts used to fund acquisitions.

In the second quarter of 2013, we initiated restructuring plans to better align our cost basis with our projected sales levels. The restructuring actions taken have resulted in workforce reductions in our Industrial Systems and Aircraft Controls segments.

Other expense in the second quarter of 2012 is primarily related to foreign currency exchange losses. In the first half of 2013, we recorded other income in our Components and Aircraft Controls segments related to acquisitions with earn out provisions for which financial projections were not achieved.

The effective tax rate decreased in the second quarter and first half of 2013 due to the inclusion of a catch up adjustment for research and development tax credits mostly associated with 2012 following the enactment of legislation in the second quarter of 2013.

2013 Outlook – We expect sales in 2013 to increase 5% to $2.59 billion, with growth in Space and Defense Controls, Components and Aircraft Controls. Offsetting the increase is an expected sales decline in our Industrial Systems segment, reflecting continued weaker demand in our wind and industrial automation markets. We expect sales in our Medical Devices segment to remain flat. Of the sales growth in 2013, we expect sales from acquisitions to contribute $119 million, accounting for substantially all of the increase. We expect operating margin to remain relatively unchanged from 2012, as the Aircraft Controls, Medical Devices and Components segments will contribute to margin growth. Offsetting these contributions are declines from Industrial Systems, in part due to restructuring expenses, and from Space and Defense Controls, due to adverse product mix and modest initial contribution from acquired businesses. We expect restructuring expenses to be $11 million, primarily related to anticipated staff reductions in our Industrial Systems and Aircraft Controls segments. We will also benefit from $7 million of lower interest expenses due to the early redemption of our 6¼% senior subordinated notes on January 15, 2013. We expect net earnings to increase to between $155.7 and $160.3 million, and diluted earnings per share to increase between 2% and 5% to between $3.40 and $3.50.

While sequestration (as noted in Economic Conditions and Market Trends) has been enacted, we do not anticipate any significant impact of sequestration reductions in fiscal 2013 from this legislation.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK

Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit. Operating profit is reconciled to earnings before income taxes in Note 16 of the Notes to Consolidated Condensed Financial Statements included in this report.

Aircraft Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	March 30, 2013	March 31, 2012	$ Variance	% Variance	March 30, 2013	March 31, 2012	$ Variance	% Variance
Net sales - military aircraft	$144.6	$142.8	$1.8	1%	$294.3	$285.6	$8.8	3%
Net sales - commercial aircraft	$114.2	$93.6	$20.7	22%	$216.8	$181.9	$34.9	19%
	$258.9	$236.4	$22.5	10%	$511.1	$467.5	$43.7	9%
Operating profit	$31.5	$22.8	$8.7	38%	$62.6	$47.6	$15.0	31%
Operating margin	12.2%	9.6%			12.2%	10.2%
Backlog					$616.0	$672.3	$(56.3)	(8%)

Aircraft Controls' sales increased in both the second quarter and first six months of 2013 compared to the same time periods in 2012 in both commercial and military markets. During the second quarter of 2013 within commercial aircraft, OEM sales to Boeing increased $13 million, most notably on the Boeing 787 as we shipped product to match Boeing's production plan. Within military aircraft, aftermarket increased $7 million in part due to foreign military test equipment and spares sales. Partially offsetting this increase was a $6 million decrease related to the timing of F-35 production sales.

During the first half of 2013 within commercial aircraft, Boeing OEM sales increased $26 million and the aftermarket increased $4 million due to higher initial provisioning sales for the Boeing 787. Within military aircraft, aftermarket increased $15 million. This increase was partly offset by a $6 million decline in military OEM sales, mainly attributable to the timing of F-35 production sales and slower sales in navigation aids.

Operating margin expanded in both the second quarter and the first half of 2013 compared to the same time periods of 2012 due to higher volume and a more favorable sales mix. Partly offsetting the sales increase were a $10 million increase in the second quarter and a $11 million increase in the first half of 2013 for research and development expenses. In the second quarter of 2012, we had negotiated reimbursements on commercial aircraft transport programs that benefited that period. Additionally, research and development activity on the Airbus A350 and Boeing 787-9 platforms increased over the first six months of 2013 compared to 2012.

The decline of the twelve-month backlog balance for Aircraft Controls at March 30, 2013 when compared to March 31, 2012 is largely related to the timing of orders on military production programs.

2013 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 5% to $1.02 billion in 2013. Commercial aircraft is expected to increase 13% to $437 million due to stronger sales to Boeing and Airbus. Military aircraft sales are expected to increase 1% to $579 million. Aftermarket sales are expected to drive the increase while OEM sales are expected to decrease $10 million, due to declines on helicopter programs and in navigation aids. We expect our operating margin to increase to 12.2% from 10.9%, reflecting incremental margin on higher sales and a decline in selling, general and administrative expenses as a percentage of sales. Partly offsetting this increase is an estimated $2 million in restructuring expenses.

Space and Defense Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	March 30, 2013	March 31, 2012	$ Variance	% Variance	March 30, 2013	March 31, 2012	$ Variance	% Variance
Net sales	$105.7	$89.8	$15.9	18%	$192.2	$178.2	$13.9	8%
Operating profit	$7.7	$9.9	$(2.2)	(23%)	$15.9	$22.6	$(6.7)	(30%)
Operating margin	7.3%	11.0%			8.3%	12.7%
Backlog					$278.5	$203.8	$74.7	37%

Space and Defense Controls' sales increased due to acquisitions in the space market in both the second quarter and the first six months of 2013 offset by declines in various legacy space programs. Within the space market for the quarter, sales increased $17 million, of which $22 million came from acquisitions. In-Space Propulsion and Broad Reach Engineering each contributed $11 million in sales. Partly offsetting the sales increase attributable to acquisitions was a $7 million decline in organic sales as activities wound down on the Orion multi purpose crew vehicle and the United Launch Alliance common thrust vector control system.

Within the space market for the first six months of 2013, sales increased $21 million, as acquisitions contributed $35 million. In-Space Propulsion contributed $22 million, Broad Reach Engineering contributed $11 million and Bradford Engineering contributed an incremental $2 million of sales. Partially offsetting the increase attributable to acquisitions in the space market was a $12 million decrease in organic sales as efforts slowed on the Orion multi purpose crew vehicle and the United Launch Alliance common thrust vector control system.

Operating margin declined in the second quarter and in the first half of 2013 compared to the same time periods of 2012 due to acquired businesses' incremental sales with little margin contribution in their initial year, and due to less favorable sales mix. Additionally, we incurred $2 million of charges in the second quarter due to technical challenges on a space program.

The increased level in twelve-month backlog at March 30, 2013 is mainly due to acquisitions in the past year.

2013 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 17% to $420 million in 2013. We expect this increase to be predominately attributable to our recent acquisitions of In-Space Propulsion and Broad Reach Engineering. We expect our operating margin to decrease to 10.3% from 11.9%, largely as a result of an unfavorable product mix and the impact of recent acquisitions.

Industrial Systems

	Three Months Ended				Six Months Ended
(dollars in millions)	March 30, 2013	March 31, 2012	$ Variance	% Variance	March 30, 2013	March 31, 2012	$ Variance	% Variance
Net sales	$144.2	$168.0	$(23.8)	(14%)	$292.2	$326.1	$(33.9)	(10%)
Operating profit	$7.8	$19.3	$(11.4)	(59%)	$16.9	$35.1	$(18.2)	(52%)
Operating margin	5.4%	11.5%			5.8%	10.8%
Backlog					$244.4	$268.5	$(24.1)	(9%)

Industrial Systems' sales declined in the second quarter of 2013 compared to the second quarter of 2012. Sales in wind energy declined $13 million due to weak sales in China and slow demand in Europe and the U.S. Additionally, sales in the industrial automation market declined $9 million, reflecting general economic conditions. Within this market, sales declined $3 million in heavy industry, $2 million in plastic and die casting and $1 million in metal forming and presses.

Sales in Industrial Systems also declined in the first six months of 2013 compared to the first six months of 2012. Sales in our wind business declined $25 million, primarily a result of continued weakness in China. Sales in the industrial automation market declined $12 million with declines in heavy industry, in metal forming and presses and in plastic and die casting.

Operating margin declined in the second quarter and first half of 2013 compared to the same time periods of 2012. The decrease was largely due to the decline in sales volumes. Additionally, the second quarter of fiscal 2013 included $2 million of restructuring costs.

The twelve-month backlog for Industrial Systems at March 30, 2013 decreased as compared to March 31, 2012, and is mainly associated with Asia-Pacific energy and European industrial automation orders.

2013 Outlook for Industrial Systems – We expect sales in Industrial Systems to decline 7% to $590 million in 2013, closely aligning with the first half of 2013's run rate. We expect sales in our energy and industrial automation markets to decrease compared to the prior year. However, we expect simulation and test sales to increase $8 million. We expect that our operating margin will decrease to 7.2% from 10.0%, which includes $9 million of expected restructuring expenses, and reflects diminished margin on lower sales.

Components

	Three Months Ended				Six Months Ended
(dollars in millions)	March 30, 2013	March 31, 2012	$ Variance	% Variance	March 30, 2013	March 31, 2012	$ Variance	% Variance
Net sales	$98.8	$95.6	$3.2	3%	$198.1	$183.8	$14.3	8%
Operating profit	$15.3	$13.5	$1.9	14%	$34.2	$28.5	$5.7	20%
Operating margin	15.5%	14.1%			17.3%	15.5%
Backlog					$199.8	$167.4	$32.4	19%

Components' sales increased slightly in the second quarter of 2013 compared to the first quarter of 2012. Sales increased in our non-aerospace and defense markets due to $6 million of incremental sales from our acquisition of Tritech. Sales remained flat in our aerospace and defense market.

Sales in the first half of 2013 also increased when compared to the first half of 2012. Sales in the energy market increased $18 million, due to $11 million of incremental sales from our Tritech acquisition as well as strong deliveries of large slip rings used on off-shore oil storage vessels. Space and defense programs decreased $2 million as demand for military and defense controls products slowed.

Operating margin increased in the second quarter of 2013 compared to the second quarter of 2012 in part due to increased contributions from incremental sales. Our operating margin increased in the first half of 2013 compared to the first half of 2012, related to an acquisition with an earn out provision for which financial projections were not achieved, as well as increased marine sales in our energy market.

The twelve-month backlog at March 30, 2013 compared to March 31, 2012 increased primarily related to acquisitions.

2013 Outlook for Components – We expect sales to increase 14% to $425 million in 2013. We expect acquisitions to drive sales growth in our marine and industrial markets. We expect operating margin will increase to 16.0% from 15.3%, reflecting our strong first half results.

Medical Devices

	Three Months Ended				Six Months Ended
(dollars in millions)	March 30, 2013	March 31, 2012	$ Variance	% Variance	March 30, 2013	March 31, 2012	$ Variance	% Variance
Net sales	$35.5	$35.1	$0.4	1%	$70.3	$70.0	$0.3	—%
Operating profit	$1.3	$1.5	$(0.2)	(12%)	$2.9	$3.1	$(0.2)	(6%)
Operating margin	3.7%	4.2%			4.1%	4.4%
Backlog					$21.4	$21.4	$—	—%

Medical Devices' sales increased slightly in both the second quarter and first half of 2013 when compared to the same time periods last year. Combined sales for enteral pumps and pump assemblies increased $3 million in the second quarter of 2013 when compared to the same quarter in 2012. Offsetting that growth was a decline in enteral sets. For the first six months of 2013, pump assemblies increased $3 million compared to the first six months of 2012. However, sensor and handpiece sales declined $2 million in the same time period.

Operating margin declined modestly in the second quarter and first half of 2013 when compared to the second quarter and first half of 2012.

Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.

2013 Outlook for Medical Devices – We expect sales to increase 1% to $141 million in 2013. Sales of pumps are expected to increase as our IV pumps gain traction in the marketplace. We expect our operating margin to increase to 5.0% from 3.9%, as a result of higher sales and some cost reduction activities.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
(dollars in millions)	March 30, 2013	March 31, 2012	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$90.5	$75.4	$15.1	20%
Investing activities	(127.9)	(84.5)	(43.4)	51%
Financing activities	39.3	20.6	18.7	91%

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.

At March 30, 2013, our cash balance was $150 million, which primarily is held outside of the U.S. Our U.S. operations fund on-going activities, debt requirements and future growth investments with cash generated from operations along with available borrowings. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. If we determine repatriation of foreign funds was necessary, we would then be required to pay U.S. income taxes on those funds.

Operating activities

Cash provided by operating activities increased in the first six months of 2013 compared to the first six months of 2012. Cash provided by accounts receivables increased due to stronger collections and lower sales, primarily from our Industrial Systems segment. Partially offsetting the increase was higher pension contributions as we slowed the funding in 2012.

Investing activities

Cash used by investing activities for the first six months of 2013 includes $70 million for two acquisitions, one in Space and Defense Controls and one in Components, $45 million for capital expenditures and $13 million resulting from redeeming our 6¼% senior subordinated notes that were invested in our supplemental retirement plan. Cash used by investing activities in the first six months of 2012 included $26 million for two acquisitions, one in Space and Defense Controls and one in Components, $54 million of capital expenditures, including a newly constructed facility in our Aircraft Controls segment, and $5 million related to a technology investment.

We expect our 2013 capital expenditures to be approximately $105 million.

Financing activities

The cash provided by financing activities for the first six months of 2013 includes borrowings to fund a higher level of acquisitions compared to the same time period in 2012. Within financing activities in 2013, we used credit facility borrowings to fund the redemption of our 6¼% senior subordinated notes. Within financing activities in 2012, we entered into a trade receivables securitization facility, which reduced borrowings on our U.S. credit facility.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2012 Annual Report on Form 10-K, with the exception of the redemption of our 6¼% senior subordinated notes, which was completed on January 15, 2013.

CAPITAL STRUCTURE AND RESOURCES

We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

On January 15, 2013, we repurchased at par our 6¼% senior subordinated notes due on January 15, 2015, pursuant to an early redemption right. We redeemed the aggregate principal amount of $200 million using proceeds drawn from our U.S. credit facility.

On March 28, 2013, we amended our U.S. credit facility. The amendments primarily reflect a modification of the matrix used to determine the applicable interest margin, the commitment fee rate and extended the maturity of the credit facility to March 28, 2018. Our credit facility is a $900 million revolver and had an outstanding balance of $515 million at March 30, 2013. Interest on the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 138 basis points at March 30, 2013. The credit facility is secured by substantially all of our U.S. assets.

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

We are generally not required to obtain the consent of lenders of the U.S. credit facility before raising significant additional debt financing; however, certain limitations and conditions may apply that would require consent to be obtained. In recent years, we have demonstrated our ability to secure consents to access debt markets. We have also been successful in accessing equity markets from time to time. We believe that we will be able to obtain additional debt or equity financing as needed.

At March 30, 2013, we had $385 million of unused borrowing capacity, including $372 million from the U.S. credit facility after considering standby letters of credit.

We have a trade receivables securitization facility (the "Securitization Program"), which terminates on March 3, 2014. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. credit facility. We had an outstanding balance of $95 million at March 30, 2013. The Securitization Program reduced the amount outstanding under our U.S. credit facility and increased the amount of short-term borrowings. Interest on the secured borrowings under the Securitization Program is based on prevailing market rates for short-term commercial paper plus an applicable margin, which was 88 basis points at March 30, 2013.

Net debt to capitalization was 33% at March 30, 2013 and 32% at September 29, 2012. The increase in net debt to capitalization is primarily due to debt incurred to fund acquisitions in the first six months of 2013.

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

Starting on March 1, 2013, additional cuts to the U.S. Department of Defense's mandatory and discretionary budgeted spending, resulting from the 2011 Budget Control Act, will have ramifications for the aerospace and defense market. Currently the Budget Control Act provides that these cuts of approximately $500 billion over the next decade (which is generally referred to as sequestration) are uniform by category for programs, projects and activities within accounts. Depending on how the spending cuts are eventually executed, these reductions could impact our sales, operating profit and cash flow. We believe our military aftermarket sales could be most affected in 2013, although we are not currently forecasting any direct impact from sequestration. Currently, we have approximately $800 million in domestic defense sales forecasted for 2013.
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
Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in our Industrial Systems segment. About one-third of our 2012 sales were denominated in foreign currencies. The translation of the results of our foreign subsidiaries into U.S. dollars did not have a significant impact on our sales in the first six months of 2013 compared to the same period one year ago.

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

•	the loss of Boeing as a customer or a significant reduction in sales to Boeing could adversely impact our operating results;

•	our new product research and development efforts may not be successful which could reduce our sales and earnings;

•	our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete;

•	our business operations may be adversely affected by information systems interruptions or infringements;

•	our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility;

•	significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our earnings, equity and pension funding requirements;

•	a write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth;

•	our sales and earnings growth may be affected if we cannot identify, acquire or integrate strategic acquisitions;

•	our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments;

•	unforeseen exposure to additional tax income liabilities may affect our operating results;

•	government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business;

•
the failure or misuse of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages;

•	future terror attacks, natural disasters or other catastrophic events beyond our control could negatively impact our business;

•	our operations are subject to environmental laws, and complying with those laws may cause us to incur significant costs; and

•	we are involved in various legal proceedings, the outcome of which may be unfavorable to us.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended March 30, 2013.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (3)
December 31, 2012 - January 31, 2013	108,599	$43.91	—	1,000,000
February 1, 2013 - February 28, 2013	63,991	$44.94	—	1,000,000
March 1, 2013 - March 30, 2013	30,430	$45.59	—	1,000,000
Total	203,020	$44.49	—	1,000,000

(1)
Reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. Retirement Savings Plan (RSP) as follows: January, 94,189 shares at $43.86 per share, February, 28,242 shares at $45.00 per share and March, 15,537 shares at $46.11 per share. Purchases by the SECT from members of the Moog family included: February, 11,962 shares of Class B common stock at $44.55 per share and March, 400 shares of Class B common stock at $45.22 per share.

(2)
In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During January, we accepted delivery of 14,410 shares at $44.20 per share, in February, we accepted delivery of 23,787 shares at $45.05 and in March, we accepted delivery of 14,493 shares at $45.04 per share, in connection with the exercise of stock options.

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

Moog Inc.

(Registrant)

Date:	May 2, 2013	By	/s/ John R. Scannell
John R. Scannell
Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2013	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2013	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)