Form 10-Q
period 2013-06-29
MOOG INC.
filed 2013-07-31
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of July 25, 2013 was:
Class A common stock, $1.00 par value, 41,557,677 shares
Class B common stock, $1.00 par value, 3,759,394 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	June 29, 2013	September 29, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,726	$148,841
Receivables	762,685	744,551
Inventories	558,487	538,262
Other current assets	128,182	117,254
TOTAL CURRENT ASSETS	1,611,080	1,548,908
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $592,878 and $560,856 respectively	547,171	546,179
GOODWILL	793,402	762,854
INTANGIBLE ASSETS, net	211,308	212,195
OTHER ASSETS	54,134	35,771
TOTAL ASSETS	$3,217,095	$3,105,907
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$75,959	$90,774
Current installments of long-term debt	3,402	3,186
Accounts payable	172,823	169,587
Customer advances	109,197	112,204
Contract loss reserves	44,619	48,428
Other accrued liabilities	235,350	239,697
TOTAL CURRENT LIABILITIES	641,350	663,876
LONG-TERM DEBT, excluding current installments
Senior debt	513,858	292,083
Senior subordinated notes	191,567	378,579
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	413,463	427,588
DEFERRED INCOME TAXES	50,709	36,455
OTHER LONG-TERM LIABILITIES	3,283	2,536
TOTAL LIABILITIES	1,814,230	1,801,117
SHAREHOLDERS' EQUITY
Common stock	51,280	51,280
Other shareholders' equity	1,351,585	1,253,510
TOTAL SHAREHOLDERS' EQUITY	1,402,865	1,304,790
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,217,095	$3,105,907
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
NET SALES	$670,632	$611,221	$1,934,458	$1,836,809
COST OF SALES	472,363	427,803	1,346,066	1,283,826
GROSS PROFIT	198,269	183,418	588,392	552,983
Research and development	33,109	28,198	103,550	84,285
Selling, general and administrative	96,550	93,668	302,420	287,163
Interest	6,084	8,566	21,122	25,748
Restructuring	4,795	—	6,996	—
Other	10,105	(373)	7,647	(310)
EARNINGS BEFORE INCOME TAXES	47,626	53,359	146,657	156,097
INCOME TAXES	13,399	14,488	41,785	45,432
NET EARNINGS	$34,227	$38,871	$104,872	$110,665

NET EARNINGS PER SHARE
Basic	$0.76	$0.86	$2.31	$2.45
Diluted	$0.75	$0.85	$2.29	$2.42

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,316,429	45,258,844	45,334,657	45,232,833
Diluted	45,836,565	45,707,738	45,790,359	45,723,097
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
NET EARNINGS	$34,227	$38,871	$104,872	$110,665
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(948)	(21,759)	(17,802)	(14,497)
Retirement liability adjustment	4,532	3,262	14,633	8,784
Change in accumulated income (loss) on derivatives	(1,167)	208	(1,315)	295
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	2,417	(18,289)	(4,484)	(5,418)
COMPREHENSIVE INCOME	$36,644	$20,582	$100,388	$105,247
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	June 29, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$104,872	$110,665
Adjustments to reconcile net earnings to net cash provided (used)
by operating activities:
Depreciation	55,345	48,574
Amortization	25,080	25,091
Provisions for non-cash losses on contracts, inventories and receivables	43,274	53,598
Equity-based compensation expense	5,673	5,540
Other	2,286	(5,671)
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	(14,480)	(56,801)
Inventories	(31,935)	(33,427)
Accounts payable	3,780	(5,131)
Customer advances	(2,896)	14,377
Accrued expenses	(39,706)	(33,724)
Accrued income taxes	11,975	5,828
Pension assets and liabilities	7,537	19,795
Other assets and liabilities	(10,291)	(5,207)
NET CASH PROVIDED BY OPERATING ACTIVITIES	160,514	143,507

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	(69,157)	(25,673)
Purchase of property, plant and equipment	(63,031)	(79,011)
Other investing transactions	(18,668)	(5,377)
NET CASH USED BY INVESTING ACTIVITIES	(150,856)	(110,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short term borrowings (repayments)	(12,928)	94,956
Net proceeds (repayments) from revolving lines of credit	219,310	(97,506)
Payments on long-term debt, other than senior subordinated notes	(3,125)	(1,118)
Payments on senior subordinated notes	(187,000)	—
Excess tax benefits from equity-based payment arrangements	702	368
Other financing transactions	(12,603)	(809)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	4,356	(4,109)

Effect of exchange rate changes on cash	(1,129)	(3,566)
INCREASE IN CASH AND CASH EQUIVALENTS	12,885	25,771
Cash and cash equivalents at beginning of period	148,841	113,679
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161,726	$139,450

CASH PAID FOR:
Interest	$26,041	$25,001
Income taxes, net of refunds	33,589	45,017
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Nine Months Ended June 29, 2013
(Unaudited)
(dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the nine months ended June 29, 2013 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 29, 2012. All references to years in these financial statements are to fiscal years.

Note 2 - Acquisitions and Divestitures

In 2013, we completed two business combinations. One of these business combinations was in our Space and Defense Controls segment. We acquired Broad Reach Engineering for $34,550 of cash consideration, issuance of $8,450 of notes payable and contingent consideration with an initial fair value of $2,565. Based in Colorado, Broad Reach Engineering is a leading designer and manufacturer of spaceflight electronics and software for aerospace, scientific, commercial and military missions. The company also provides ground testing, launch and on-orbit operations. We also completed one business combination in our Components segment. We acquired Aspen Motion Technologies, located in Radford, Virginia for $33,911 in cash. Aspen, founded in 1996, is a designer and manufacturer of high-performance permanent magnet brushless DC motors, integrated digital controls and motorized impellers for motors. Aspen also specializes in custom motor designs for end product integration and significant product enhancement in a variety of high-performance industrial applications.

In 2012, we completed four business combinations. Two of these business combinations were in our Components segment. We acquired Protokraft, LLC, based in Tennessee, for $12,500 in cash plus contingent consideration with an initial fair value of $4,809. Protokraft designs and manufactures opto-electronic transceivers, ethernet switches and media converters packaged into rugged, environmentally-sealed connectors. We also acquired Tritech International Limited, based in the U.K., for $34,267, net of cash acquired, which includes a working capital adjustment of $1,346 paid in 2013. Tritech is a leading designer and manufacturer of high performance acoustic sensors, sonars, video cameras and mechanical tooling equipment. We also completed two business combinations in our Space and Defense Controls segment. We acquired Bradford Engineering, based in The Netherlands, for $13,173, net of cash acquired. Bradford is a developer and manufacturer of satellite equipment including attitude control, propulsion and thermal control subsystems. We also acquired In-Space Propulsion for $44,845, net of cash acquired, which includes a refund of $650 received in 2013. In-Space Propulsion has locations in New York, California, Ireland and the United Kingdom and is a developer and manufacturer of liquid propulsion systems and components for satellites and missile defense systems.

On June 29, 2013, we completed one divestiture in our Medical Devices segment. We sold our Buffalo, New York operations of Ethox Medical for $5,000 in cash, which will be received in our fourth quarter, plus a $200 note receivable.

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

Note 4 - Inventories

Inventories, net of reserves, consist of:

	June 29, 2013	September 29, 2012
Raw materials and purchased parts	$195,503	$188,643
Work in progress	289,283	283,122
Finished goods	73,701	66,497
Total	$558,487	$538,262

Note 5 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Balance as of September 29, 2012	Acquisitions	Adjustment To Prior Year Acquisitions	Divestiture	Foreign Currency Translation	Balance as of June 29, 2013
Aircraft Controls	$192,386	$—	$—	$—	$(3,755)	$188,631
Space and Defense Controls	130,715	27,693	2,418	—	164	160,990
Industrial Systems	119,575	—	—	—	(1,555)	118,020
Components	194,464	11,351	(366)	—	(2,652)	202,797
Medical Devices	125,714	—	—	(2,900)	150	122,964
Total	$762,854	$39,044	$2,052	$(2,900)	$(7,648)	$793,402

The components of acquired intangible assets are as follows:

		June 29, 2013		September 29, 2012
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	10	$191,061	$(91,910)	$179,383	$(80,953)
Program-related	18	75,857	(16,789)	79,631	(13,976)
Technology-related	9	75,771	(40,302)	67,969	(35,676)
Marketing-related	9	32,853	(17,643)	29,327	(16,145)
Acquired intangible assets	12	$375,542	$(166,644)	$356,310	$(146,750)

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

Amortization of acquired intangible assets was $7,749 and $23,543 for the three and nine months ended June 29, 2013 and $7,925 and $23,218 for the three and nine months ended June 30, 2012. Based on acquired intangible assets recorded at June 29, 2013, amortization is expected to be approximately $31,400 in 2013, $29,300 in 2014, $25,100 in 2015, $23,400 in 2016 and $20,200 in 2017.

Note 6 - Indebtedness

Short-term borrowings consist of:

	June 29, 2013	September 29, 2012
Securitization program	$68,900	$81,800
Lines of credit	7,059	8,974
Short-term borrowings	$75,959	$90,774

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

On March 28, 2013, we amended our U.S. credit facility. The amendments primarily reflect a modification of the matrix used to determine the applicable interest margin, the commitment fee rate and extended the maturity of the credit facility to March 28, 2018. The credit facility consists of a $900,000 revolver and had an outstanding balance of $508,630 at June 29, 2013. Interest on the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 138 basis points at June 29, 2013. The credit facility is secured by substantially all of our U.S. assets.

Note 7 - Product Warranties

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Warranty accrual at beginning of period	$16,450	$17,720	$18,859	$19,247
Additions from acquisitions	—	—	—	40
Warranties issued during current period	3,550	2,623	6,483	6,884
Adjustments to pre-existing warranties	(666)	160	(1,141)	(145)
Reductions for settling warranties	(1,943)	(2,653)	(6,187)	(8,198)
Foreign currency translation	20	(237)	(603)	(215)
Warranty accrual at end of period	$17,411	$17,613	$17,411	$17,613

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
Derivatives designated as hedging instruments

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At June 29, 2013, we had interest rate swaps with notional amounts totaling $120,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 1.8%, including the applicable margin of 138 basis points as of June 29, 2013. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps on January 15, 2015 and January 15, 2016.

We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $49,433 at June 29, 2013. These contracts mature at various times through the third quarter of 2015.

These interest rate swaps and foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2013 or 2012.

Activity in AOCI related to these derivatives is summarized below:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance at beginning of period	$72	$(78)	$220	$(165)
Net deferral in AOCI of derivatives:
Net increase (decrease) in fair value of derivatives	(1,863)	372	(1,696)	568
Tax effect	722	(173)	652	(245)
	(1,141)	199	(1,044)	323
Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	(42)	6	(462)	(67)
Tax effect	16	3	191	39
	(26)	9	(271)	(28)
Balance at end of period	$(1,095)	$130	$(1,095)	$130

Activity and classification of derivatives are as follows:

		Net deferral in AOCI of derivatives - effective portion
		Three Months Ended		Nine Months Ended
	Statement of earnings classification	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest rate swaps	Interest expense	$156	$—	$(47)	$—
Foreign currency forwards	Cost of sales	(2,019)	372	(1,649)	568
Net gain (loss)		$(1,863)	$372	$(1,696)	$568

		Net reclassification from AOCI into earnings - effective portion
		Three Months Ended		Nine Months Ended
	Statement of earnings classification	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Interest rate swaps	Interest expense	$(61)	$—	$(104)	$(67)
Foreign currency forwards	Cost of sales	103	(6)	566	134
Net gain (loss)		$42	$(6)	$462	$67

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $231,197 at June 29, 2013. The foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net gain (loss)	$(2,835)	$(812)	$3,066	$(1,383)

Summary of derivatives

The fair value and classification of derivatives is summarized as follows:

		June 29, 2013	September 29, 2012
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$90	$467
Foreign currency forwards	Other assets	50	32
Interest rate swaps	Other current assets	33	—
Interest rate swaps	Other assets	48	—
	Total assets	$221	$499
Foreign currency forwards	Other accrued liabilities	$1,130	$41
Foreign currency forwards	Other long-term liabilities	858	40
Interest rate swaps	Other accrued liabilities	21	—
Interest rate swaps	Other long-term liabilities	12	—
	Total liabilities	$2,021	$81
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$2,026	$1,456
	Total assets	$2,026	$1,456
Foreign currency forwards	Other accrued liabilities	$1,552	$2,549
	Total liabilities	$1,552	$2,549

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of June 29, 2013:

	Classification	Level 1	Level 2	Level 3	Total
Foreign currency forwards	Other current assets	$—	$2,116	$—	$2,116
Foreign currency forwards	Other assets	—	50	—	50
Interest rate swaps	Other current assets	—	33	—	33
Interest rate swaps	Other assets	—	48	—	48
	Total assets	$—	$2,247	$—	$2,247
Foreign currency forwards	Other accrued liabilities	$—	$2,682	$—	$2,682
Foreign currency forwards	Other long-term liabilities	—	858	—	858
Interest rate swaps	Other accrued liabilities	—	21	—	21
Interest rate swaps	Other long-term liabilities	—	12	—	12
Acquisition contingent consideration	Other accrued liabilities	—	—	1,430	1,430
Acquisition contingent consideration	Other long-term liabilities	—	—	2,032	2,032
	Total liabilities	$—	$3,573	$3,462	$7,035

The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance at beginning of period	$5,148	$5,943	$6,422	$1,990
Acquisitions	(1,711)	371	2,565	4,809
Increase in discounted future cash flows recorded as interest expense	25	103	244	191
Decrease in earn out provisions recorded as other income	—	(40)	(2,991)	(613)
Settlements paid in cash	—	—	(2,778)	—
Balance at end of period	$3,462	$6,377	$3,462	$6,377

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At June 29, 2013, the fair value of long-term debt was $714,582 compared to its carrying value of $708,827. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$6,714	$5,837	$20,142	$17,511
Interest cost	7,205	7,446	21,614	22,338
Expected return on plan assets	(10,335)	(10,492)	(31,005)	(31,476)
Amortization of prior service cost	2	2	6	6
Amortization of actuarial loss	6,901	4,256	20,703	12,768
Pension expense for defined benefit plans	10,487	7,049	31,460	21,147
Pension expense for defined contribution plans	2,794	2,262	7,959	6,459
Total pension expense for U.S. plans	$13,281	$9,311	$39,419	$27,606

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$1,235	$945	$3,646	$2,966
Interest cost	1,476	1,325	4,297	4,294
Expected return on plan assets	(960)	(889)	(2,806)	(2,814)
Amortization of prior service credit	(12)	(16)	(38)	(45)
Amortization of actuarial loss	405	207	1,184	642
Pension expense for defined benefit plans	2,144	1,572	6,283	5,043
Pension expense for defined contribution plans	1,365	1,168	4,036	3,584
Total pension expense for non-U.S. plans	$3,509	$2,740	$10,319	$8,627

Net periodic benefit costs for post-retirement health care benefit plan consists of:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$73	$82	$219	$246
Interest cost	137	196	412	588
Amortization of transition obligation	90	99	271	297
Total periodic post-retirement benefit cost	$300	$377	$902	$1,131

Activity in AOCI related to U.S. pension plans, non-U.S. pension plans and post-retirement health care benefit plans is summarized below:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance at beginning of period	$(270,323)	$(228,606)	$(280,424)	$(234,128)
Net reclassification from AOCI into earnings:
Reclassification from AOCI into earnings	7,270	4,960	22,865	13,878
Tax effect	(2,738)	(1,698)	(8,232)	(5,094)
	4,532	3,262	14,633	8,784
Balance at end of period	$(265,791)	$(225,344)	$(265,791)	$(225,344)

Actual contributions for the nine months ended June 29, 2013 and anticipated additional 2013 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$23,646	$6,561	$30,207
Anticipated	10,867	1,678	12,545
	$34,513	$8,239	$42,752

Note 11 - Restructuring
We have initiated restructuring plans to better align our cost structure with projected sales levels. The restructuring actions taken have and will result in workforce reductions, primarily in the U.S., Europe and Asia.
Restructuring expense, which is principally related to severance, by segment for the three and nine months ended June 29, 2013 is as follows:

	Three Months Ended	Nine Months Ended
	June 29, 2013	June 29, 2013
Aircraft Controls	$1,226	$1,700
Space and Defense Controls	556	556
Industrial Systems	3,013	4,740
Total	$4,795	$6,996
Restructuring activity is as follows:

	Three Months Ended	Nine Months Ended
	June 29, 2013	June 29, 2013
Balance at beginning of period	$969	$—
Charged to expense	4,795	6,996
Cash payments	(3,612)	(4,806)
Foreign currency translation	(6)	(44)
Balance at end of period	$2,146	$2,146

Payments related to these costs are expected to be principally paid by the end of 2013. We anticipate that total restructuring charges will be approximately $1,700, $1,600 and $7,700 in our Aircraft Controls, Space and Defense Controls and Industrial Systems segments, respectively, in 2013.

Note 12 - Income Taxes

The effective tax rates of 28.1% and 28.5% for the three and nine months ended June 29, 2013 and 27.2% and 29.1% for the three and nine months ended June 30, 2012 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes partly as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 13 - Shareholders’ Equity

The changes in shareholders’ equity for the nine months ended June 29, 2013 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,575,124	7,704,589
Conversion of Class B to Class A	—	29,936	(29,936)
End of Period	51,280	43,605,060	7,674,653

ADDITIONAL PAID-IN CAPITAL
Beginning of period	421,969
Equity-based compensation expense	5,673
Issuance of treasury shares at more than cost	5,083
Adjustment to market - SECT, and other	7,031
End of period	439,756

RETAINED EARNINGS
Beginning of period	1,169,216
Net earnings	104,872
End of period	1,274,088

TREASURY STOCK
Beginning of period	(74,980)	(2,253,318)	(3,305,971)
Issuance of treasury shares	3,033	375,942	—
Purchase of treasury shares	(8,264)	(186,382)	—
End of period	(80,211)	(2,063,758)	(3,305,971)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(15,984)		(418,317)
Issuance of shares	781		21,237
Purchase of shares	(9,319)		(206,926)
Adjustment to market - SECT	(6,331)		—
End of period	(30,853)	—	(604,006)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Beginning of period	(246,711)
Other comprehensive loss	(4,484)
End of period	(251,195)
TOTAL SHAREHOLDERS' EQUITY	$1,402,865	41,541,302	3,764,676

The components of accumulated other comprehensive loss, net of tax, are as follows:

	June 29, 2013	September 29, 2012
Accumulated foreign currency translation	$15,691	$33,493
Accumulated retirement liability	(265,791)	(280,424)
Accumulated gain (loss) on derivatives	(1,095)	220
Accumulated other comprehensive gain (loss)	$(251,195)	$(246,711)

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

Note 15 - Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Weighted-average shares outstanding - Basic	45,316,429	45,258,844	45,334,657	45,232,833
Dilutive effect of equity-based awards	520,136	448,894	455,702	490,264
Weighted-average shares outstanding - Diluted	45,836,565	45,707,738	45,790,359	45,723,097

Note 16 - Segment Information

Below are sales and operating profit by segment for the three and nine months ended June 29, 2013 and
June 30, 2012 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Nine Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
Aircraft Controls	$272,855	$242,220	$783,996	$709,688
Space and Defense Controls	100,071	87,138	292,224	265,343
Industrial Systems	147,161	157,871	439,338	483,971
Components	112,546	90,335	310,625	274,125
Medical Devices	37,999	33,657	108,275	103,682
Net sales	$670,632	$611,221	$1,934,458	$1,836,809
Operating profit (loss) and margins:
Aircraft Controls	$31,054	$27,826	$93,647	$75,436
	11.4%	11.5%	11.9%	10.6%
Space and Defense Controls	6,711	9,892	22,610	32,538
	6.7%	11.4%	7.7%	12.3%
Industrial Systems	9,273	15,880	26,157	50,978
	6.3%	10.1%	6.0%	10.5%
Components	18,360	12,657	52,548	41,165
	16.3%	14.0%	16.9%	15.0%
Medical Devices	(2,775)	1,358	133	4,445
	(7.3)%	4.0%	0.1%	4.3%
Total operating profit	62,623	67,613	195,095	204,562
	9.3%	11.1%	10.1%	11.1%
Deductions from operating profit:
Interest expense	6,084	8,566	21,122	25,748
Equity-based compensation expense	949	750	5,673	5,540
Corporate expenses and other	7,964	4,938	21,643	17,177
Earnings before income taxes	$47,626	$53,359	$146,657	$156,097

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
We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls and represented 32% of our 2012 sales. We recognize revenue on these contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, and with aftermarket activity.
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

Acquisitions and Divestitures

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

In 2013, we completed two business combinations. One of these business combinations was in our Space and Defense Controls segment. We acquired Broad Reach Engineering for $43 million and contingent consideration with an initial fair value of $3 million. Based in Colorado, Broad Reach Engineering is a leading designer and manufacturer of spaceflight electronics and software for aerospace, scientific, commercial and military missions. The company also provides ground testing, launch and on-orbit operations. We also completed one business combination in our Components segment. We acquired Aspen Motion Technologies, located in Radford, Virginia, for $34 million. Aspen, founded in 1996, is a designer and manufacturer of high-performance permanent magnet brushless DC motors, integrated digital controls and motorized impellers for motors. Aspen also specializes in custom motor designs for end product integration and significant product enhancement in a variety of high-performance industrial applications.

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

In 2013, we completed one divestiture in our Medical Devices segment. We sold our Buffalo, New York operations of Ethox Medical for $5 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments require companies to provide information about the amounts reclassified out of accumulated comprehensive income by component. The amendments also require the presentation of the significant amounts reclassified out of accumulated comprehensive income by line items of net income, if the amount is required to be reclassified in its entirety in the same reporting period, either on the face of the financial statements or in the related footnotes. For other amounts that are not required to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments are effective for fiscal years beginning after December 15, 2012 and interim periods within those fiscal years. Early adoption is permitted. This amendment is applicable to us beginning in the first quarter of 2014. Other than modifying our disclosures, the adoption of this standard is not expected to have a material impact on our financial statements.

In March 2013, the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustments into net income when a parent either sells part or all of its investment in a foreign entity, or when it no longer holds a controlling financial interest. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The provisions of this ASU are effective for fiscal years beginning after December 15, 2013 and interim periods within those fiscal years. This amendment is applicable to us beginning in the first quarter of 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended				Nine Months Ended
(dollars in millions, except per share data)	June 29, 2013	June 30, 2012	$ Variance	% Variance	June 29, 2013	June 30, 2012	$ Variance	% Variance
Net sales	$670.6	$611.2	$59.4	10%	$1,934.5	$1,836.8	$97.6	5%
Gross margin	29.6%	30.0%			30.4%	30.1%
Research and development expenses	$33.1	$28.2	$4.9	17%	$103.6	$84.3	$19.3	23%
Selling, general and administrative expenses as a percentage of sales	14.4%	15.3%			15.6%	15.6%
Interest expense	$6.1	$8.6	$(2.5)	(29%)	$21.1	$25.7	$(4.6)	(18%)
Restructuring	4.8	—	4.8	N/A	7.0	—	7.0	N/A
Other	10.1	(0.4)	10.5	(2,625%)	7.6	(0.3)	8.0	(2,633%)
Effective tax rate	28.1%	27.2%			28.5%	29.1%
Net earnings	$34.2	$38.9	$(4.6)	(12%)	$104.9	$110.7	$(5.8)	(5%)
Diluted earnings per share	$0.75	$0.85	$(0.10)	(12%)	$2.29	$2.42	$(0.13)	(5%)

Net sales increased in the third quarter of 2013 compared to the third quarter of 2012. Net sales also increased in the first nine months of 2013 compared to the same period in 2012. For both comparisons, sales increased in Aircraft Controls, Components, Space and Defense Controls and Medical Devices, while sales in Industrial Systems declined. Acquisitions contributed $32 million of the sales growth in the third quarter and $80 million in the first nine months of 2013 as compared to the same periods in 2012.

Gross margin decreased slightly in the third quarter, in part due to charges associated with a technical challenge in our Space and Defense Controls segment. Gross margin increased in the first nine months of 2013 compared to the first nine months of 2012 due in part to favorable product mix in Aircraft Controls, Components and Medical Devices.

Research and development expenses were higher in the third quarter of 2013 compared to the same period in 2012 primarily as a result of reimbursements negotiated on commercial transport programs that benefited the third quarter of 2012. Research and development expenses were also higher in the first nine months of 2013 compared to the same period in 2012, due to reimbursements negotiated on commercial transport programs in 2012 and increased activity on the Boeing 787-9 program in 2013.

Selling, general and administrative expenses as a percentage of sales declined in the third quarter of 2013 compared to the third quarter of 2012 due to cost containment activities. Selling, general and administrative expenses as a percentage of sales for the first nine months of 2013 was unchanged as our cost containment efforts offset higher costs in the first half of the year.

Interest expense decreased in the third quarter and the first nine months of 2013 compared to the same periods in 2012 due to the early redemption of our 6¼% senior subordinated notes on January 15, 2013.

In the third quarter of 2013, we continued our restructuring plans to better align our cost structure with our projected sales levels. The restructuring actions taken have resulted in workforce reductions in our Industrial Systems, Aircraft Controls and Space and Defense Controls segments.

Other expense in the third quarter of 2013 is mostly related to a $7 million loss in our Medical Devices segment on the sale of the Buffalo, New York Ethox Medical operations. Additionally, we had a $2 million write-down of an investment in Industrial Systems. For the first nine months of 2013, these charges were partially offset by recording income in our Components segment related to an acquisition with unachieved earn out provisions.

The effective tax rate increased in the third quarter of 2013 due to less benefit associated with foreign earnings. The effective tax rate decreased for the first nine months of 2013 due to the inclusion of a catch up adjustment for research and development tax credits mostly associated with 2012 following the enactment of legislation in the second quarter of 2013, and was partially offset by less benefit associated with foreign earnings.

2013 Outlook – We expect sales in 2013 to increase 5% to $2.58 billion, with growth in Aircraft Controls, Components and Space and Defense Controls. Offsetting almost a third of the growth is an expected sales decline in our Industrial Systems segment, reflecting continued weaker demand in our wind and industrial automation markets. We expect sales in our Medical Devices segment to remain flat. Of the sales growth in 2013, we expect sales associated with acquisitions to contribute approximately 75% of the growth. We expect operating margin to decline to 10.6% in 2013 from 11.1% in 2012. We expect a decline in our Medical Devices segment, due to the loss on the sale of the Buffalo, New York Ethox Medical operations. We also expect a decline in our Industrial Systems segment, as we incurred restructuring expenses and a write-down related to an investment in 2013. Partially offsetting these declines is the expected operating margin expansion from Aircraft Controls and Components segments. We expect restructuring expenses to be $11 million, primarily related to staff reductions in our Industrial Systems, Aircraft Controls and Space and Defense Controls segments. We will also benefit from $7 million of lower interest expenses due to the early redemption of our 6¼% senior subordinated notes on January 15, 2013. We expect net earnings to decrease to $148.7 million, and diluted earnings per share to decline 2% to $3.25.

While sequestration (as noted in Economic Conditions and Market Trends) has been enacted, we do not anticipate any significant impact of sequestration reductions in fiscal 2013 from this legislation.

2014 Outlook – We expect sales in 2014 to increase 3% to $2.67 billion, with growth in Components, Space and Defense Controls and Aircraft Controls. We expect flat sales in our key markets within our Industrial Systems segment as we are not forecasting a change in the current economic conditions. We expect our Medical Devices segment to decline slightly as organic sales growth is offset by the $9 million sales reduction due to the divestiture of the Buffalo, New York Ethox Medical operations. We expect a significant increase in profitability as our operating margin increases to 12.4% as Industrial Systems, Aircraft Controls, Space and Defense Controls and Medical Devices will contribute margin growth. Components' operating margin will decline slightly on less favorable sales mix. We expect net earnings to increase to between $180.0 and $189.3 million, and diluted earnings per share to increase between 20% and 26% to between $3.90 and $4.10.

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

Aircraft Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 29, 2013	June 30, 2012	$ Variance	% Variance	June 29, 2013	June 30, 2012	$ Variance	% Variance
Net sales - military aircraft	$156.0	$141.7	$14.3	10%	$450.3	$427.3	$23.0	5%
Net sales - commercial aircraft	$116.9	$100.5	$16.4	16%	$333.7	$282.4	$51.3	18%
	$272.9	$242.2	$30.6	13%	$784.0	$709.7	$74.3	10%
Operating profit	$31.1	$27.8	$3.2	12%	$93.6	$75.4	$18.2	24%
Operating margin	11.4%	11.5%			11.9%	10.6%
Backlog					$637.9	$690.3	$(52.4)	(8%)

Aircraft Controls' sales increased in both the third quarter and first nine months of 2013 compared to the same periods in 2012 in both commercial and military markets.

During the third quarter of 2013, the sales dollar growth was almost evenly attributable to both military and commercial markets. Within commercial aircraft, OEM sales to Boeing increased $16 million, as production continued to ramp up on the 787 Dreamliner and volume increased on other Boeing production programs.
Within military aircraft, OEM sales increased $12 million. F-35 sales production benefited from a new production order, and sales on the KC-46 Tanker increased $3 million as the program continues to ramp up. In addition, sales in military aftermarket increased $2 million.

During the first nine months of 2013, within commercial aircraft, Boeing OEM sales increased $42 million. Within military aircraft, aftermarket sales increased $17 million in part due to foreign military test equipment and spares orders. Military OEM sales increased $6 million, as increases in the KC-46 Tanker and F-35 programs were partially offset by lower sales in navigation aids.

Operating margin in the third quarter of 2013 was relatively unchanged from the same period a year ago. Offsetting the increases from sales volume and favorable mix was a $5 million increase in research and development expenses related to negotiated reimbursements on commercial aircraft transport programs that benefited the third quarter of 2012. Operating margin for the first nine months of 2013 improved compared to 2012. Higher volume and more favorable product mix, as well as lower selling expenses, offset increases in research and development expenses as 2012 included negotiated reimbursements and activity increased on the Boeing 787-9 platform in 2013.

The decline of twelve-month backlog for Aircraft Controls at June 29, 2013 compared to June 30, 2012 is largely related to the timing of various military programs, and is partially offset by increases in commercial orders.

2013 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 8% to $1.04 billion in 2013. Commercial aircraft is expected to increase 15% to $447 million due to stronger sales to Boeing and, to a lesser extent, Airbus. Military aircraft sales are expected to increase 2% to $589 million. Aftermarket sales are expected to drive the increase while OEM sales are expected to remain flat, as fighter aircraft and KC-46 program growth is offset by navigation aids declines. We expect our operating margin to increase to 12.2% in 2013 from 10.9% in 2012, reflecting incremental margin on higher sales and a decline in selling, general and administrative expenses as a percentage of sales. Partly offsetting this increase is $2 million of restructuring expenses already incurred in 2013.

2014 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 2% to $1.06 billion in 2014. Commercial aircraft is expected to increase 12% to $499 million due to stronger sales across our major OEM programs. Partially offsetting this growth is an expected 5% decline in military aircraft sales to $558 million, as F-35 development and V-22 production rates decline. Also, we expect a decline in military aftermarket sales, reflecting our forecast of a possible sequestration impact. We expect our operating margin to increase to 13.0% in 2014 from 12.2% in 2013 as we benefit from incremental margin on higher commercial sales and a decline in research and development expenses.

Space and Defense Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 29, 2013	June 30, 2012	$ Variance	% Variance	June 29, 2013	June 30, 2012	$ Variance	% Variance
Net sales	$100.1	$87.1	$12.9	15%	$292.2	$265.3	$26.9	10%
Operating profit	$6.7	$9.9	$(3.2)	(32%)	$22.6	$32.5	$(9.9)	(31%)
Operating margin	6.7%	11.4%			7.7%	12.3%
Backlog					$260.5	$191.5	$69.0	36%

Space and Defense Controls' sales increased in both the third quarter and the first nine months of 2013 due to acquisitions in the space market more than offsetting declines in various legacy programs.

Within the space market for the quarter, sales increased $12 million, $17 million of which came from acquisitions. In-Space Propulsion contributed $10 million and Broad Reach Engineering contributed $7 million of incremental sales. Partly offsetting the sales increase attributable to acquisitions was a $5 million decline in other spacecraft controls. Specifically, we experienced a technical challenge on a space program in one of our other recent acquisitions.

Within the space market for the first nine months of 2013, sales increased $33 million, as acquisitions contributed $51 million. In-Space Propulsion contributed $32 million and Broad Reach Engineering contributed $18 million. Partially offsetting the increase attributable to these acquisitions was a $17 million decrease in other space sales as efforts wound down on the Orion multi purpose crew vehicle and activity was light in our spacecraft mechanisms market. Within the security market, sales declined $4 million year-to-date in 2013 as Driver Vision Enhancement sales in 2012 did not repeat. Sales within our defense sector declined $3 million, in part due to a decline in missile systems production rates.

Operating margin declined in the third quarter and in the first nine months of 2013 compared to the same periods of 2012. This is largely due to charges in the current quarter associated a technical challenge in one of our earlier space market acquisitions. Slightly offsetting the charges was lower selling, general and administrative expenses as a percent of sales.

The increased level in twelve-month backlog at June 29, 2013 is mainly due to acquisitions in the past year.

2013 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 13% to $404 million in 2013. This sales increase is primarily attributable to our recent acquisitions of In-Space Propulsion and Broad Reach Engineering. We expect our operating margin to decrease to 8.5% in 2013 from 11.9% in 2012, largely as a result of the impact from recent acquisitions, the continued softening of the commercial satellite market and unfavorable product mix.

2014 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 7% to $433 million in 2013. We expect half of the increase to come from the benefit of a full year of Broad Reach Engineering. We also expect an increase in sales associated with foreign opportunities on a missile defense program. We expect our operating margin to increase to 10.0% in 2014 from 8.5% in 2013 as we were negatively impacted in 2013 by technical challenges in one of our earlier space market acquisitions.

Industrial Systems

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 29, 2013	June 30, 2012	$ Variance	% Variance	June 29, 2013	June 30, 2012	$ Variance	% Variance
Net sales	$147.2	$157.9	$(10.7)	(7%)	$439.3	$484.0	$(44.6)	(9%)
Operating profit	$9.3	$15.9	$(6.6)	(42%)	$26.2	$51.0	$(24.8)	(49%)
Operating margin	6.3%	10.1%			6.0%	10.5%
Backlog					$211.0	$242.7	$(31.7)	(13%)

Sales in Industrial Systems declined in both the third quarter and the first nine months of 2013, reflecting continued weaker demand in our wind and industrial automation markets.

Industrial Systems' sales declined in the third quarter of 2013 compared to the third quarter of 2012. Sales in wind energy declined $11 million due to weak sales in China and lower demand in Europe which had benefited from a strong sales quarter last year. Additionally, sales in the industrial automation market declined $4 million, mostly due to lower activity in our metal forming and presses business. Partially offsetting the declines was a $3 million sales increase for military flight simulators.

Sales in Industrial Systems also declined in the first nine months of 2013 compared to the first nine months of 2012. Sales in our wind business declined $36 million, primarily a result of continued weakness in China. Sales in the industrial automation market declined $16 million with declines in metal forming and presses, heavy industry and in plastic and die casting. Stronger sales for flight simulation partially offset these sales declines.

Operating margin declined in the third quarter of 2013 compared to the same quarter of 2012 due to $3 million in restructuring expenses and a $2 million write-down on an investment. For the first nine months of 2013, operating margin declined as well. The decline was largely due to the lower sales volume. The first three quarters of fiscal 2013 also included $5 million of restructuring costs and the $2 million investment write-down.

The twelve-month backlog for Industrial Systems at June 29, 2013 decreased as compared to June 30, 2012, due to lower order volume in most of our markets.

2013 Outlook for Industrial Systems – We expect sales in Industrial Systems to decline 8% to $585 million in 2013. We expect sales in our energy and industrial automation markets to decrease compared to the prior year. However, we expect simulation and test sales to increase. We expect that our operating margin will decrease to 7.0% in 2013 from 10.0% in 2012, as our 2013 operating results include restructuring expenses and reflect diminished margin on lower sales.

2014 Outlook for Industrial Systems – We expect sales in Industrial Systems to remain flat relative to sales in 2013. We expect that our operating margin will increase to 12.2% in 2014 from 7.0% in 2013, as we benefit from our 2013 restructuring activities.

Components

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 29, 2013	June 30, 2012	$ Variance	% Variance	June 29, 2013	June 30, 2012	$ Variance	% Variance
Net sales	$112.5	$90.3	$22.2	25%	$310.6	$274.1	$36.5	13%
Operating profit	$18.4	$12.7	$5.7	45%	$52.5	$41.2	$11.4	28%
Operating margin	16.3%	14.0%			16.9%	15.0%
Backlog					$186.5	$169.4	$17.1	10%

Components' sales increased in the third quarter and in the first three quarters of 2013 compared to the same periods of 2012 primarily as a result of incremental sales from acquisitions.

Components' sales increased in our non-aerospace and defense markets in the third quarter of 2013 compared to the third quarter of 2012 due to $15 million of incremental sales from our Aspen and Tritech acquisitions. Sales also increased $5 million in our aerospace and defense markets, in part due to increased spares orders.

Components' sales increased in our non-aerospace and defense markets in the first nine months of 2013 compared to the same period in 2012 due to $30 million of incremental sales from our Aspen and Tritech acquisitions. In addition, sales increased $4 million in our aerospace and defense markets largely due to commercial aircraft growth.

Operating margin increased in the third quarter and in the first three quarters of 2013 compared to the same periods of 2012 as a result of a favorable sales mix and cost containment efforts. In addition, the first three quarters of 2013 as compared to the first three quarters of 2012 benefited from an unachieved earn out provision related to an acquisition.

The twelve-month backlog at June 29, 2013 compared to June 30, 2012 increased primarily related to acquisitions.

2013 Outlook for Components – We expect sales to increase 12% to $421 million in 2013 as acquisitions drive sales growth in our marine and industrial markets. We expect that our operating margin will increase to 16.5% in 2013 from 15.3% in 2012, reflecting our strong results for the first nine months of 2013.

2014 Outlook for Components – We expect sales to increase 9% to $460 million in 2014 with nearly half of this sales growth from our Aspen acquisition in our industrial market. Also we expect the remaining non-aerospace and defense markets to each increase $6 million, in part due to new products in our energy market and continued strong medical imaging sales in our medical market. We expect sales in our aerospace and defense markets to slightly offset this growth. We expect operating margin will moderate to 15.0% in 2014 from 16.5% in 2013, reflecting a slightly less favorable mix of sales.

Medical Devices

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 29, 2013	June 30, 2012	$ Variance	% Variance	June 29, 2013	June 30, 2012	$ Variance	% Variance
Net sales	$38.0	$33.7	$4.3	13%	$108.3	$103.7	$4.6	4%
Operating profit (loss)	$(2.8)	$1.4	$(4.1)	(304%)	$0.1	$4.4	$(4.3)	(97%)
Operating margin	(7.3)%	4.0%			0.1%	4.3%
Backlog					$10.1	$18.6	$(8.5)	(46%)

Medical Devices' sales increased in both the third quarter and first nine months of 2013 when compared to the same periods last year due to strong sales in the third quarter of 2013.

In the third quarter of 2013 compared to the third quarter of 2012, sales of IV Pumps and enteral sets each increased $1 million on improved order volumes, and sales of pump assemblies increased $1 million. For the first nine months of 2013, sales of pump assemblies increased $4 million and IV Pumps increased $3 million. However, sensor and handpiece sales declined $3 million for the same period.

Operating margin in the third quarter of 2013 and the first nine months of 2013 included a $7 million loss on the sale of the Buffalo, New York Ethox Medical operations. Excluding this loss, operating margin was 10.4% and 6.4% in the third quarter and the first nine months, respectively. The stronger operating margin in the third quarter and first nine months of 2013 reflected higher third quarter sales.

Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.

2013 Outlook for Medical Devices – We expect sales in 2013 to remain flat at $139 million. Sales of pumps are expected to stay constant with 2012 as our IV pumps gain traction in the marketplace, but are offset by declines in disposable pumps. Also sets are expected to decline due to a contract shift with a large customer who is moving from a component sale structure to a royalty structure. We expect our operating margin to decline to 1.5% in 2013 from 3.9% in 2012, as a result of the Buffalo, New York Ethox Medical divestiture. In conjunction with the divestiture, we have engaged with Royal Bank of Canada to help us with our strategic review of the rest of the Medical Devices segment, including the possibility of a sale. We expect this engagement will last between six and twelve months.

2014 Outlook for Medical Devices – We expect sales in 2014 to decrease slightly to $137 million. We expect sales growth in IV pumps to be offset by lost sales from the Buffalo, New York Ethox Medical divestiture and lower enteral set sales. We expect our operating margin to improve to 7.1% in 2014 from 1.5% as 2013 included a loss on the sale of the Ethox Medical Buffalo operations.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
(dollars in millions)	June 29, 2013	June 30, 2012	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$160.5	$143.5	$17.0	12%
Investing activities	(150.9)	(110.1)	(40.8)	37%
Financing activities	4.4	(4.1)	8.5	(206%)

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.

At June 29, 2013, our cash balance was $162 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. If we determine repatriation of foreign funds was necessary, we would then be required to pay U.S. income taxes on those funds.

Operating activities

Cash provided by operating activities increased in the first nine months of 2013 compared to the first nine months of 2012. The growth in our receivables slowed in the first nine months of 2013 compared to the same period in 2012 due to stronger collections, primarily in our Aircraft Controls and Industrial Systems segments. Partially offsetting the increase was higher customer advances received in 2012 that did not repeat.

Investing activities

Cash used by investing activities for the first nine months of 2013 includes $69 million for two acquisitions, one in Space and Defense Controls and one in Components, $63 million for capital expenditures, $13 million used to redeem our 6¼% senior subordinated notes that were invested in our supplemental retirement plan and a $6 million loan to another company for strategic technology development. Cash used by investing activities in the first nine months of 2012 included $26 million for two acquisitions, one in Space and Defense Controls and one in Components, $79 million of capital expenditures, including a newly constructed facility in our Aircraft Controls segment, and $5 million related to another company for strategic technology development.

We expect our 2013 capital expenditures to be approximately $95 million, and we expect our 2014 capital expenditures to be approximately $105 million.

Financing activities

The cash provided by financing activities for the first nine months of 2013 includes borrowings to fund a higher level of acquisitions compared to the same period in 2012. Within financing activities in 2013, we used credit facility borrowings to fund the redemption of our 6¼% senior subordinated notes. Within financing activities in 2012, we entered into a trade receivables securitization facility, which reduced borrowings on our U.S. credit facility.

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

On January 15, 2013, we repurchased our 6¼% senior subordinated notes due on January 15, 2015 at par, pursuant to an early redemption right. We redeemed the aggregate principal amount of $200 million using proceeds drawn from our U.S. credit facility.

On March 28, 2013, we amended our U.S. credit facility. The amendments primarily reflect a modification of the matrix used to determine the applicable interest margin, the commitment fee rate and extended the maturity of the credit facility to March 28, 2018. Our credit facility is a $900 million revolver and had an outstanding balance of $509 million at June 29, 2013. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 138 basis points at June 29, 2013. The credit facility is secured by substantially all of our U.S. assets.

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

At June 29, 2013, we had $391 million of unused borrowing capacity, including $378 million from the U.S. credit facility after considering standby letters of credit.

We have a trade receivables securitization facility (the "Securitization Program"), which terminates on March 3, 2014. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. credit facility. We had an outstanding balance of $69 million at June 29, 2013. The Securitization Program reduced the amount outstanding under our U.S. credit facility and increased the amount of short-term borrowings. Interest on the secured borrowings under the Securitization Program was 87 basis points at June 29, 2013 and is based on prevailing market rates for short-term commercial paper plus an applicable margin.

Net debt to capitalization was 31% at June 29, 2013 and 32% at September 29, 2012. The decrease in net debt to capitalization is primarily due to our net earnings in the first nine months of 2013.

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

Additional cuts to the U.S. Department of Defense's mandatory and discretionary budgeted spending, resulting from the 2011 Budget Control Act, which became effective on March 1, 2013, will have ramifications for the aerospace and defense market. Currently, the Budget Control Act provides that these cuts of approximately $500 billion over the next decade (which is generally referred to as sequestration) are uniform by category for programs, projects and activities within accounts. Depending on how the spending cuts are eventually executed, these reductions could impact our sales, operating profit and cash flow. We are concerned that our military aftermarket sales could be most affected. Currently, we have approximately $700 million in domestic defense sales forecasted for 2013.
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
Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in our Industrial Systems segment. About one-third of our 2012 sales were denominated in foreign currencies. The translation of the results of our foreign subsidiaries into U.S. dollars did not have a significant impact on our sales in the first nine months of 2013 compared to the same period one year ago.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended June 29, 2013.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c ) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (3)
March 31, 2013 - April 30, 2013	1,245	$45.12	—	1,000,000
May 1, 2013 - May 31, 2013	103,698	$50.48	—	1,000,000
June 1, 2013 - June 29, 2013	9,354	$50.24	—	1,000,000
Total	114,297	$50.40	—	1,000,000

(1)
Reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. Retirement Savings Plan (RSP) as follows: May, 32,311 shares at $50.14 per share and June, 9,354 shares at $50.24 per share. Purchases by the SECT from members of the Moog family included: April, 1,245 shares of Class B common stock at $45.12 per share.

(2)
In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During May, we accepted delivery of 71,387 shares at $50.63 per share.

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

Moog Inc.

(Registrant)

Date:	July 31, 2013	By	/s/ John R. Scannell
John R. Scannell
Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2013	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	July 31, 2013	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)