Form 10-Q
period 2013-12-28
MOOG INC.
filed 2014-01-29
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of January 24, 2014 was:
Class A common stock, $1.00 par value, 41,716,888 shares
Class B common stock, $1.00 par value, 3,704,819 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	December 28, 2013	September 28, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$179,569	$157,090
Receivables	777,483	811,376
Inventories	553,585	551,674
Other current assets	129,164	127,235
TOTAL CURRENT ASSETS	1,639,801	1,647,375
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $631,515 and $613,648 respectively	564,205	562,363
GOODWILL	766,368	766,924
INTANGIBLE ASSETS, net	203,063	208,756
OTHER ASSETS	53,336	51,677
TOTAL ASSETS	$3,226,773	$3,237,095
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$104,155	$105,088
Current installments of long-term debt	8,642	3,382
Accounts payable	166,354	181,893
Customer advances	146,671	145,854
Contract loss reserves	38,875	44,228
Other accrued liabilities	227,045	242,785
TOTAL CURRENT LIABILITIES	691,742	723,230
LONG-TERM DEBT, excluding current installments
Senior debt	586,063	409,125
Senior subordinated notes	—	191,562
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	263,607	269,751
DEFERRED INCOME TAXES	104,387	104,377
OTHER LONG-TERM LIABILITIES	3,282	3,285
TOTAL LIABILITIES	1,649,081	1,701,330
SHAREHOLDERS' EQUITY
Common stock	51,280	51,280
Other shareholders' equity	1,526,412	1,484,485
TOTAL SHAREHOLDERS' EQUITY	1,577,692	1,535,765
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,226,773	$3,237,095
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	December 28, 2013	December 29, 2012
NET SALES	$643,385	$620,803
COST OF SALES	444,076	428,103
GROSS PROFIT	199,309	192,700
Research and development	35,755	32,328
Selling, general and administrative	99,901	105,075
Interest	5,129	8,596
Redemption of senior subordinated notes	8,002	—
Other	3,665	(2,370)
EARNINGS BEFORE INCOME TAXES	46,857	49,071
INCOME TAXES	14,760	14,953
NET EARNINGS	$32,097	$34,118

NET EARNINGS PER SHARE
Basic	$0.71	$0.75
Diluted	$0.70	$0.75

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,384,652	45,353,332
Diluted	46,010,035	45,708,289
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 28, 2013	December 29, 2012
NET EARNINGS	$32,097	$34,118
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation adjustment	5,934	6,174
Retirement liability adjustment	2,420	4,519
Change in accumulated income (loss) on derivatives	(530)	322
OTHER COMPREHENSIVE INCOME, NET OF TAX	7,824	11,015
COMPREHENSIVE INCOME	$39,921	$45,133
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 28, 2013	December 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$32,097	$34,118
Adjustments to reconcile net earnings to net cash provided (used)
by operating activities:
Depreciation	19,444	18,119
Amortization	7,950	8,367
Equity-based compensation expense	3,774	3,891
Redemption of senior subordinated notes	8,002	—
Other	5,631	(1,473)
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	36,329	2,180
Inventories	(2,270)	(14,298)
Accounts payable	(16,042)	(5,255)
Customer advances	383	5,700
Accrued expenses	(25,964)	(27,410)
Accrued income taxes	3,081	5,965
Pension assets and liabilities	(3,360)	3,099
Other assets and liabilities	(820)	(4,794)
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,235	28,209

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	—	(1,346)
Purchase of property, plant and equipment	(20,019)	(21,916)
Other investing transactions	(8,577)	(36)
NET CASH USED BY INVESTING ACTIVITIES	(28,596)	(23,298)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short term repayments	(600)	(12,461)
Net proceeds from revolving lines of credit	182,165	11,197
Net proceeds (repayments) on long-term debt, other than senior subordinated notes	36	(3,236)
Payments on senior subordinated notes	(191,575)	—
Payment of premium on redemption of senior subordinated notes	(6,945)	—
Excess tax benefits from equity-based payment arrangements	1,112	104
Other financing transactions	(2,879)	862
NET CASH USED BY FINANCING ACTIVITIES	(18,686)	(3,534)

Effect of exchange rate changes on cash	1,526	1,915
INCREASE IN CASH AND CASH EQUIVALENTS	22,479	3,292
Cash and cash equivalents at beginning of period	157,090	148,841
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$179,569	$152,133

CASH PAID FOR:
Interest	$9,274	$8,473
Income taxes, net of refunds	10,961	9,286
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Three Months Ended December 28, 2013
(Unaudited)
(dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended December 28, 2013 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 28, 2013. All references to years in these financial statements are to fiscal years.
Certain prior year amounts have been reclassified to conform to the current year's presentation. The consolidated condensed statements of cash flows has been restated to classify previously reported provisions for non-cash losses along with the respective assets and liabilities.

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

The purchase price allocations for the 2013 acquisitions are substantially complete. Allocations for the 2013 acquisitions are subject to subsequent adjustment as we obtain additional information for our estimates during the respective measurement periods.

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

Note 4 - Inventories

Inventories, net of reserves, consist of:

	December 28, 2013	September 28, 2013
Raw materials and purchased parts	$195,271	$194,249
Work in progress	292,691	289,124
Finished goods	65,623	68,301
Inventories	$553,585	$551,674

Note 5 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Balance as of September 28, 2013	Adjustment To Prior Year Acquisitions	Foreign Currency Translation	Balance as of December 28, 2013
Aircraft Controls	$192,413	$—	$1,372	$193,785
Space and Defense Controls	163,136	(2,734)	208	160,610
Industrial Systems	121,320	—	1,118	122,438
Components	204,853	—	(710)	204,143
Medical Devices	85,202	—	190	85,392
Goodwill	$766,924	$(2,734)	$2,178	$766,368

Goodwill at September 28, 2013, in our Medical Devices reporting unit, is net of a $38,200 accumulated impairment loss. Certain factors, including industry conditions and the future profitability of our business might have a negative impact on the carrying value of our goodwill and we may incur additional goodwill impairment charges.

The components of acquired intangible assets are as follows:

		December 28, 2013		September 28, 2013
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	10	$194,640	$(101,765)	$193,744	$(97,347)
Program-related	18	80,964	(20,610)	79,607	(18,988)
Technology-related	9	76,648	(43,339)	76,558	(42,000)
Marketing-related	10	26,939	(12,769)	33,259	(18,476)
Acquired intangible assets	12	$379,191	$(178,483)	$383,168	$(176,811)

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

Amortization of acquired intangible assets was $7,563 for the three months ended December 28, 2013 and $7,741 for the three months ended December 29, 2012. Based on acquired intangible assets recorded at December 28, 2013, amortization is expected to be approximately $30,000 in 2014, $25,800 in 2015, $24,200 in 2016, $20,800 in 2017 and $19,000 in 2018.

Note 6 - Indebtedness

Short-term borrowings consist of:

	December 28, 2013	September 28, 2013
Securitization program	$99,400	$100,000
Lines of credit	4,755	5,088
Short-term borrowings	$104,155	$105,088

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

On December 19, 2013, we repurchased our 7¼% senior subordinated notes due on January 15, 2018 at 103.625%, pursuant to an early redemption right. We redeemed the aggregate principal amount of $200,000 using proceeds drawn from our U.S. revolving credit facility. The associated loss on the redemption includes $6,945 of call premium paid to external bondholders and a $1,057 write off of deferred debt issuance costs.

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

Note 7 - Product Warranties

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
Warranty accrual at beginning of period	$17,429	$18,859
Warranties issued during current period	1,787	2,040
Adjustments to pre-existing warranties	(599)	(566)
Reductions for settling warranties	(1,380)	(2,321)
Foreign currency translation	132	28
Warranty accrual at end of period	$17,369	$18,040

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
Derivatives designated as hedging instruments

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At December 28, 2013, we had interest rate swaps with notional amounts totaling $120,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 1.8%, including the applicable margin of 138 basis points as of December 28, 2013. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps on January 15, 2015 and January 15, 2016.

We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $50,541 at December 28, 2013. These contracts mature at various times through December 23, 2015.

These interest rate swaps and foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2014 or 2013.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $224,092 at December 28, 2013. The foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended
	December 28, 2013	December 29, 2012
Net gain	$940	$922

Summary of derivatives

The fair value and classification of derivatives is summarized as follows:

		December 28, 2013	September 28, 2013
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$87	$217
Foreign currency forwards	Other assets	22	100
	Total assets	$109	$317
Foreign currency forwards	Other accrued liabilities	$1,834	$1,342
Foreign currency forwards	Other long-term liabilities	557	636
Interest rate swaps	Other accrued liabilities	119	85
Interest rate swaps	Other long-term liabilities	38	42
	Total liabilities	$2,548	$2,105
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$393	$68
	Total assets	$393	$68
Foreign currency forwards	Other accrued liabilities	$1,548	$956
	Total liabilities	$1,548	$956

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of December 28, 2013:

	Classification	Level 1	Level 2	Level 3	Total
Foreign currency forwards	Other current assets	$—	$480	$—	$480
Foreign currency forwards	Other assets	—	22	—	22
	Total assets	$—	$502	$—	$502
Foreign currency forwards	Other accrued liabilities	$—	$3,382	$—	$3,382
Foreign currency forwards	Other long-term liabilities	—	557	—	557
Interest rate swaps	Other accrued liabilities	—	119	—	119
Interest rate swaps	Other long-term liabilities	—	38	—	38
Acquisition contingent consideration	Other accrued liabilities	—	—	2,417	2,417
Acquisition contingent consideration	Other long-term liabilities	—	—	2,263	2,263
	Total liabilities	$—	$4,096	$4,680	$8,776

The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
Balance at beginning of period	$4,007	$6,422
Increase in discounted future cash flows recorded as interest expense	97	97
Increase (decrease) in earn out provisions recorded as other expense (income)	576	(2,033)
Balance at end of period	$4,680	$4,486

Note 10 - Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended
	December 28, 2013	December 29, 2012
Service cost	$5,393	$6,714
Interest cost	8,339	7,205
Expected return on plan assets	(10,844)	(10,335)
Amortization of prior service cost	37	2
Amortization of actuarial loss	4,086	6,901
Pension expense for defined benefit plans	7,011	10,487
Pension expense for defined contribution plans	3,039	2,393
Total pension expense for U.S. plans	$10,050	$12,880

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended
	December 28, 2013	December 29, 2012
Service cost	$1,362	$1,248
Interest cost	1,509	1,455
Expected return on plan assets	(1,143)	(959)
Amortization of prior service credit	(15)	(14)
Amortization of actuarial loss	350	407
Pension expense for defined benefit plans	2,063	2,137
Pension expense for defined contribution plans	1,424	1,350
Total pension expense for non-U.S. plans	$3,487	$3,487

Net periodic benefit costs for the post-retirement health care benefit plan consists of:

	Three Months Ended
	December 28, 2013	December 29, 2012
Service cost	$56	$73
Interest cost	156	137
Amortization of transition obligation	—	90
Amortization of actuarial gain	(65)	—
Total periodic post-retirement benefit cost	$147	$300

Actual contributions for the three months ended December 28, 2013 and anticipated additional 2014 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$10,841	$1,595	$12,436
Anticipated	33,159	5,981	39,140
	$44,000	$7,576	$51,576

Note 11 - Restructuring
Restructuring expense is principally related to severance. Restructuring activity for the three months ended December 28, 2013 is as follows:

Restructuring accrual at beginning of period	$7,129
Cash payments	(3,434)
Foreign currency translation	37
Restructuring accrual at end of period	$3,732

Obligations related to these costs are expected to be principally paid by the end of 2014.

Note 12 - Income Taxes

The effective tax rates for the three months ended December 28, 2013 and December 29, 2012 of 31.5% and 30.5%, respectively, are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes partly as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 13 - Shareholders’ Equity

The changes in shareholders’ equity for the three months ended December 28, 2013 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,613,060	7,666,653
Conversion of Class B to Class A	—	3,859	(3,859)
End of Period	51,280	43,616,919	7,662,794

ADDITIONAL PAID-IN CAPITAL
Beginning of period	447,478
Equity-based compensation expense	3,774
Issuance of treasury shares at more than cost	874
Adjustment to market - SECT, and other	7,970
End of period	460,096

RETAINED EARNINGS
Beginning of period	1,289,713
Net earnings	32,097
End of period	1,321,810

TREASURY STOCK
Beginning of period	(83,003)	(2,004,262)	(3,305,971)
Issuance of treasury shares	657	133,368	—
Purchase of treasury shares	(2,617)	(40,621)	(1,200)
End of period	(84,963)	(1,911,515)	(3,307,171)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(35,545)		(610,223)
Purchase of shares	(1,793)		(27,723)
Adjustment to market - SECT	(6,859)		—
End of period	(44,197)	—	(637,946)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(134,158)
Other comprehensive income	7,824
End of period	(126,334)
TOTAL SHAREHOLDERS' EQUITY	$1,577,692	41,705,404	3,717,677

The changes in AOCI, net of tax, by component for the three months ended December 28, 2013 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated (loss) on derivatives	Total
AOCI at beginning of period	$40,572	$(173,695)	$(1,035)	$(134,158)
Other comprehensive income (loss) before reclassifications	5,934	—	(612)	5,322
Amounts reclassified from AOCI	—	2,420	82	2,502
Net current period other comprehensive income (loss)	5,934	2,420	(530)	7,824
AOCI at end of period	$46,506	$(171,275)	$(1,565)	$(126,334)

The amounts reclassified from AOCI into earnings are as follows:

		Three Months Ended
	Statement of earnings classification	December 28, 2013	December 29, 2012
Derivatives:
Foreign currency forwards	Sales	$(192)	$—
Foreign currency forwards	Cost of sales	371	(222)
Interest rate swaps	Interest	69	—
Reclassification from AOCI into earnings		248	(222)
Tax effect		(166)	102
Net reclassification from AOCI into earnings - expense (income)		$82	$(120)
Retirement liability:
Prior service credit		$(327)	$(150)
Transition obligation		—	91
Actuarial losses		4,298	7,331
Reclassification from AOCI into earnings		3,971	7,272
Tax effect		(1,551)	(2,753)
Net reclassification from AOCI into earnings - expense (income)		$2,420	$4,519

The amounts deferred in AOCI are as follows:

		Net deferral in AOCI of derivatives - effective portion
		Three Months Ended
	Statement of earnings classification	December 28, 2013	December 29, 2012
Foreign currency forwards	Sales	$3	$—
Foreign currency forwards	Cost of sales	(891)	678
Interest rate swaps	Interest	(98)	—
Net gain (loss)		(986)	678
Tax effect		374	(236)
Net deferral in AOCI of derivatives		$(612)	$442

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

Note 15 - Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	December 28, 2013	December 29, 2012
Weighted-average shares outstanding - Basic	45,384,652	45,353,332
Dilutive effect of equity-based awards	625,383	354,957
Weighted-average shares outstanding - Diluted	46,010,035	45,708,289

Note 16 - Segment Information

Below are sales and operating profit by segment for the three months ended December 28, 2013 and
December 29, 2012 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended
	December 28, 2013	December 29, 2012
Net sales:
Aircraft Controls	$265,416	$252,281
Space and Defense Controls	99,450	86,465
Industrial Systems	144,079	147,976
Components	102,685	99,275
Medical Devices	31,755	34,806
Net sales	$643,385	$620,803
Operating profit and margins:
Aircraft Controls	$31,771	$31,075
	12.0%	12.3%
Space and Defense Controls	7,853	8,228
	7.9%	9.5%
Industrial Systems	12,286	9,047
	8.5%	6.1%
Components	16,189	18,846
	15.8%	19.0%
Medical Devices	3,628	1,602
	11.4%	4.6%
Total operating profit	71,727	68,798
	11.1%	11.1%
Deductions from operating profit:
Interest expense	5,129	8,596
Equity-based compensation expense	3,774	3,891
Redemption of senior subordinated notes	8,002	—
Corporate expenses and other	7,965	7,240
Earnings before income taxes	$46,857	$49,071

Note 17 - Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The amendments require companies to provide information about the amounts reclassified out of accumulated comprehensive income by component. The amendments also require the presentation of the significant amounts reclassified out of accumulated comprehensive income by line items of net income, if the amount is required to be reclassified in its entirety in the same reporting period, either on the face of the financial statements or in the related footnotes. For other amounts that are not required to be reclassified in their entirety to net income, a company is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments are effective for fiscal years beginning after December 15, 2012 and interim periods within those fiscal years. Early adoption is permitted. We adopted this amendment in the first quarter of 2014. Other than modifying our disclosures, the adoption of this standard did not have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 28, 2013. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years and amounts may differ from reported values due to rounding.
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
We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls and represent 33% of our 2013 sales. We recognize revenue on these contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity.
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

We face numerous challenges to improve shareholder value. These include, but are not limited to, adjusting to dynamic global economic conditions that are influenced by governmental, industrial and commercial factors, pricing pressures from customers, strong competition, foreign currency fluctuations and increases in employee benefit costs. We address these challenges by focusing on strategic revenue growth, by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality. Based on periodic strategic reviews, including the financial outlook of our business, we may also engage in restructuring activities, including reducing overhead, consolidating facilities and exiting some product lines.

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

Also in 2013, we began exploring strategic options for the Medical Devices segment, including the possibility of selling the entire segment. We are still in that assessment process.

Reviews for Impairment of Goodwill

We tested goodwill of our Medical Devices reporting unit for impairment in the fourth quarter of 2013 as part of our annual test. Our test resulted in a fair value of our Medical Devices reporting unit that was less than its carrying amount, requiring us to measure goodwill for impairment. We determined the implied fair value of goodwill, and recognized a $38 million goodwill impairment charge in our fourth quarter of 2013 for the excess of the carrying amount of goodwill over its implied fair value.

We performed an interim test on goodwill for impairment of our Medical Devices reporting unit in the first quarter of 2014. We performed a quantitative assessment for this reporting unit, which had $85 million of goodwill as of the date of our test. Based on this test, the fair value of our Medical Devices reporting unit exceeded its carrying value. Therefore, goodwill was not impaired.

The fair value of our Medical Devices reporting unit exceeded its carrying amount by 1%. The determination of each of our assumptions is subjective and requires significant estimates. Changes in these estimates and assumptions could materially affect the results of our impairment review. If cash flows generated by our Medical Devices reporting unit were to decline in the future or there were negative revisions to key assumptions, we may be required to record impairment charges.

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

There have been no material changes in critical accounting policies in the current year from those disclosed in our 2013 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(dollars in millions, except per share data)	December 28, 2013	December 29, 2012	$ Variance	% Variance
Net sales	$643.4	$620.8	$22.6	4%
Gross margin	31.0%	31.0%
Research and development expenses	$35.8	$32.3	$3.4	11%
Selling, general and administrative expenses as a percentage of sales	15.5%	16.9%
Interest expense	$5.1	$8.6	$(3.5)	(40%)
Redemption of senior subordinated notes	8.0	—	8.0	N/A
Other	3.7	(2.4)	6.0	(255%)
Effective tax rate	31.5%	30.5%
Net earnings	$32.1	$34.1	$(2.0)	(6%)
Diluted earnings per share	$0.70	$0.75	$(0.05)	(7%)

Net sales increased in the first quarter of 2014 compared to the first quarter of 2013. Sales increased in Aircraft Controls, Space and Defense Controls and Components, while sales declined in Industrial Systems and Medical Devices. Acquisitions contributed $18 million of the sales growth in the first quarter of 2014 compared to the same time period in 2013.

Gross margin in the first quarter of 2014 remained at the same level as the first quarter of 2013. We had stronger gross margins in Medical, Industrial Systems and Aircraft Controls, but were offset by gross margin declines in Components and Space and Defense Controls.

Research and development expenses increased in the first quarter of 2014 compared to the same time period in 2013 due mainly to Aircraft Control's increased activities on the Embraer E-Jets and Airbus A350 programs.

Selling, general and administrative expenses as a percentage of sales in the first quarter of 2014 declined in Medical, Industrial Systems and Space and Defense Controls when compared to the first quarter of 2013. The first quarter of 2013 contained higher levels of professional services, while the first quarter of 2014 reflects the benefits from our restructuring activities completed in Space and Defense Controls and Industrial Systems.

Interest expense decreased in the first quarter of 2014 compared to the same time period in 2013 due mostly to the early redemption of our 6¼% senior subordinated notes on January 15, 2013. We redeemed these notes at par.

On December 19th, 2013, we repurchased our 7¼% senior subordinated notes due on January 15th, 2018. In doing so, we incurred a 3.625% call premium in the first quarter of 2014.

Other expense in the first quarter of 2014 is mostly due to a $4 million write-down of a technology investment in Industrial Systems. Other income in the first quarter of 2013 is primarily related to recording income in our Components segment related to a reversal of an earn out accrual for an acquisition.

2014 Outlook – We expect sales in 2014 to increase 1% to $2.63 billion, with growth in Space and Defense Controls and Components. We expect flat sales in Aircraft Controls as softness from our military sales offsets commercial sales growth. We expect sales declines in Medical Devices due to the divestiture of the Buffalo, New York Ethox Medical operations. We also expect sales declines in Industrial Systems due to continued softness in our key markets. We expect an increase in profitability as our operating margin increases to 11.6% with higher margins in each of our segments except for Components. We expect net earnings to increase to $169 million, and diluted earnings per share to increase to $3.65.

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

Aircraft Controls

	Three Months Ended
(dollars in millions)	December 28, 2013	December 29, 2012	$ Variance	% Variance
Net sales - military aircraft	$137.5	$149.7	$(12.2)	(8%)
Net sales - commercial aircraft	127.9	102.6	25.3	25%
	$265.4	$252.3	$13.1	5%
Operating profit	$31.8	$31.1	$0.7	2%
Operating margin	12.0%	12.3%
Backlog	$723.1	$663.1	$59.9	9%

Aircraft Controls' sales increased in our commercial market while sales decreased in our military market in the first quarter of 2014 when compared to the same time period in 2013.

Within commercial aircraft, OEM sales to Boeing increased $16 million and OEM sales to Airbus increased $6 million due in part to new program ramps as well as volume increases. Partially offsetting this growth are military sales declines. Military aftermarket sales decreased $7 million and F-35 decreased $4 million as the development phase winds down.

Operating margin declined slightly in the first quarter of 2014 compared to the first quarter of 2013. An increase in research and development costs associated with the start of development for the Embraer E-Jets was offset by additional profit from incremental sales.

The increase of twelve-month backlog for Aircraft Controls at December 28, 2013 compared to December 29, 2012 is related to increases in commercial orders and is slightly offset by declines in various legacy military programs.

2014 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to remain flat at $1.06 billion in 2014. Commercial aircraft is expected to increase 10% to $509 million due to stronger sales across our major OEM programs. Partially offsetting this growth is an expected 8% decline in military aircraft sales to $548 million. We expect a decline in military aftermarket sales, reflecting our estimate of continued lower levels of defense spending. We also expect a decline in military OEM sales as F-35 development and V-22 production rates moderate. We expect our operating margin to increase slightly to 12.1% in 2014 from 12.0% in 2013 as incremental margins on increased commercial sales are largely offset by increases in research and development costs.

Space and Defense Controls

	Three Months Ended
(dollars in millions)	December 28, 2013	December 29, 2012	$ Variance	% Variance
Net sales	$99.5	$86.5	$13.0	15%
Operating profit	$7.9	$8.2	$(0.4)	(5%)
Operating margin	7.9%	9.5%
Backlog	$284.9	$242.2	$42.7	18%

Space and Defense Controls' sales increased in the first quarter of 2014, primarily due to an acquisition in the space market.

Within our space market for the first quarter of 2014, sales increased $10 million, $9 million of which came from incremental sales from the acquisition of Broad Reach Engineering. Additionally, sales in the security market increased $2 million and defense market sales increased $1 million on higher foreign military sales for military vehicles.

Operating margin declined in the first quarter of 2014 compared to the same time period of 2013. This decline is due in part to increased program costs in a recent space acquisition. Slightly offsetting the charges were lower selling, general and administrative expenses as a percent of sales, as well as lower research and development expenses.

The increased level in twelve-month backlog at December 28, 2013 is mainly due to acquisitions in the past year, as well as increased orders in our space market.

2014 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 6% to $420 million in 2014. We expect more than half of the increase to come from the benefit of a full year of the Broad Reach Engineering acquisition. We also expect defense sales to increase partly due to foreign opportunities on a missile defense system. We expect our operating margin to increase to 9.1% in 2014 from 6.4%, or 7.7% excluding restructuring, in 2013.

Industrial Systems

	Three Months Ended
(dollars in millions)	December 28, 2013	December 29, 2012	$ Variance	% Variance
Net sales	$144.1	$148.0	$(3.9)	(3%)
Operating profit	$12.3	$9.0	$3.2	36%
Operating margin	8.5%	6.1%
Backlog	$195.1	$208.6	$(13.5)	(6%)

Industrial Systems' sales declined in the first quarter of 2014 when compared to the first quarter of 2013.

Within our industrial automation market, sales declined $2 million primarily due to steel mill customers. Within our energy market, sales declined $2 million as well, mainly due to a decline in wind sales in China.

Operating margin increased in the first quarter of 2014 compared to the same time period as 2013. The first quarter of 2014's results included a $4 million technology investment write-down. Excluding this expense, the first quarter of 2014's operating profit would have been $16 million, or 11.3% of sales. The remaining improvement reflects the benefit of our restructuring activities completed throughout 2013. Additionally, the first quarter of 2013 contained higher level of professional services not repeated in 2014.

The twelve-month backlog for Industrial Systems at December 28, 2013 decreased as compared to December 29, 2012, due to both declines in foreign currency rates as well as declining orders from our simulation and test market.

2014 Outlook for Industrial Systems – We expect sales in Industrial Systems to decline 3% to $575 million in 2014. While we expect sales in energy to remain flat, we expect sales declines in our simulation and test market as a few large customers adjust their inventory levels down. We also expect sales declines in our industrial automation market. We expect that our operating margin will increase to 11.3% in 2014 from 7.1% in 2013, as we continue to benefit from our 2013 restructuring activities.

Components

	Three Months Ended
(dollars in millions)	December 28, 2013	December 29, 2012	$ Variance	% Variance
Net sales	$102.7	$99.3	$3.4	3%
Operating profit	$16.2	$18.8	$(2.7)	(14%)
Operating margin	15.8%	19.0%
Backlog	$170.9	$163.8	$7.1	4%

Components' sales increased in the first quarter of 2014 compared to the first quarter of 2013, due to our recent acquisition of Aspen Motion Technologies.

In our non-aerospace and defense market, sales increased $4 million in the first quarter of 2014 as compared to the same time period last year. This increase includes $9 million of incremental sales from our Aspen Motion Technologies acquisition. This increase was offset by a $5 million marine sales decline in our energy market. In the first quarter of 2013, we had strong deliveries of large slip rings used on off-shore oil storage vessels. Also, in the first quarter of 2014, a large marine customer pushed out orders as they adjusted their inventory levels. In our aerospace and defense market, sales were relatively flat as improved missile sales were offset by a decline in defense vehicle products.

Operating margin decreased in the first quarter of 2014 as a result of strong marine sales in our energy market in the first quarter of 2013. Additionally in the first quarter of 2013, we benefited from a $2 million reversal of an earn out accrual related to an acquisition.

The twelve-month backlog at December 28, 2013 compared to December 29, 2012 increased primarily related to the Aspen acquisition.

2014 Outlook for Components – We expect sales to increase 5% to $438 million in 2014 with more than half of the sales growth coming from our Aspen Motion Technologies acquisition in our non-aerospace and defense market. We expect medical imaging sales in our medical market to increase as well. Slightly offsetting this growth is an expected sales decrease in our aerospace and defense markets, as sales on military vehicles continue to decline. We expect our operating margin will moderate to 14.7% in 2014 from 16.5% in 2013, reflecting a slightly less favorable mix of sales.

Medical Devices

	Three Months Ended
(dollars in millions)	December 28, 2013	December 29, 2012	$ Variance	% Variance
Net sales	$31.8	$34.8	$(3.1)	(9%)
Operating profit	$3.6	$1.6	$2.0	126%
Operating margin	11.4%	4.6%
Backlog	$14.8	$21.2	$(6.4)	(30%)

Medical Devices' sales decreased in the first quarter of 2014 when compared to the first quarter of 2013, due primarily to the divestiture of the Buffalo, New York Ethox Medical operations.

In the first quarter of 2013, we benefited from $3 million in Buffalo, New York Ethox Medical sales that did not repeat in 2014 due to the divestiture of that operation in June 2013. The remaining sales in Medical Devices were relatively flat as pump sales increased $2 million due to increased volume, but were offset by lower set sales.

Operating margin the first quarter of 2014 increased compared to the first quarter of 2013. The divestiture of the Buffalo, New York Ethox Medical operation in June 2013 was primarily responsible for the increased operating margin in the first quarter of 2014 as compared to the first quarter of 2013. Additional cost containment activities and reductions in freight expense also helped to drive operating margin higher.

Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.

2014 Outlook for Medical Devices – We expect sales in 2014 to decrease slightly to $137 million. We expect that lost sales from the Buffalo, New York Ethox Medical divestiture and lower enteral set sales will be offset by sales growth in IV pumps. We expect our operating margin to improve to 7.1% in 2014 from 6.4% in 2013 excluding the charges from goodwill impairment and the divestiture.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
(dollars in millions)	December 28, 2013	December 29, 2012	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$68.2	$28.2	$40.0	142%
Investing activities	(28.6)	(23.3)	(5.3)	23%
Financing activities	(18.7)	(3.5)	(15.2)	429%

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.

At December 28, 2013, our cash balance was $180 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. If we decide to repatriate foreign funds, we would then be required to pay U.S. income taxes on those funds.

Operating activities

Cash provided by operating activities increased in the first three months of 2014 compared to the first three months of 2013. The decline in our accounts receivables was the primary driver due to stronger collections from last quarter's invoicing, primarily in our Space and Defense Controls and Medical Devices segments.

Investing activities

Cash used by investing activities for the first three months of 2014 includes $20 million used for capital expenditures and $9 million used to redeem our 7¼% senior subordinated notes that were invested in our supplementary retirement plan. Cash used by investing activities in the first three months of 2013 includes $22 million used for capital expenditures.

We expect our 2014 capital expenditures to be approximately $105 million.

Financing activities

The cash used by financing activities for the first three months of 2014 includes the use of our credit facility borrowings to fund the redemption of our 7¼% senior subordinated notes, as well as a $7 million redemption call premium.

Off Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2013 Annual Report on Form 10-K, with the exception of the redemption of our 7¼% senior subordinated notes, which was completed on December 19, 2013.

CAPITAL STRUCTURE AND RESOURCES

We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.

On December 19, 2013, we repurchased our 7¼% senior subordinated notes due on January 15, 2018 at 103.625%, pursuant to an early redemption right. We redeemed the aggregate principal amount of $200 million using proceeds drawn from our U.S. revolving credit facility.

On January 15, 2013, we repurchased our 6¼% senior subordinated notes due on January 15, 2015 at par, pursuant to an early redemption right. We redeemed the aggregate principal amount of $200 million using proceeds drawn from our U.S. revolving credit facility.

Our largest credit facility is our U.S. revolving credit facility, which matures on March 28, 2018. It consists of a $900 million revolver and had an outstanding balance of $586 million at December 28, 2013. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 138 basis points at December 28, 2013 and will decrease to 113 basis points during the second quarter of 2014. The credit facility is secured by substantially all of our U.S. assets.

The U.S. revolving credit facility contains various covenants. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt, including letters of credit, to EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $165 million for 2014 and increases by $10 million each year thereafter. We are in compliance with all covenants. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income.

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

At December 28, 2013, we had $315 million of unused borrowing capacity, including $300 million from the U.S. revolving credit facility after considering standby letters of credit.

We have a trade receivables securitization facility (the "Securitization Program"), which terminates on March 3, 2014. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. We had an outstanding balance of $99 million at December 28, 2013. The Securitization Program reduced the amount outstanding under our U.S. revolving credit facility and increased the amount of short-term borrowings. Interest on the secured borrowings under the Securitization Program was 82 basis points at December 28, 2013 and is based on prevailing market rates for short-term commercial paper plus an applicable margin.

Net debt to capitalization was 25% at December 28, 2013 and 26% at September 28, 2013. The decrease in net debt to capitalization is primarily due to our positive cash flow and net earnings in the first three months of 2014.

We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.

On January 24, 2014, the Board of Directors amended our share repurchase program. The program includes both Class A and Class B common shares, and allows us to buy up to an aggregate four million common shares, approximately 9% of all common shares outstanding, at management's discretion.

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
Additional cuts to the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the 2011 Budget Control Act, will have ramifications for the aerospace and defense market. The Budget Control Act provides that cuts of approximately $500 billion over the next decade (which is generally referred to as sequestration) are uniform by category for programs, projects and activities within accounts. The Bipartisan Budget Act of 2013, passed and signed into law in January 2014, provides some opportunities to lessen the effects of sequestration. Although federal agencies have received guidance from the Office of Management and Budget of how to implement the new spending parameters of sequestration, at this time, we do not have material information from our defense customers that would allow us to reliably estimate the impact of sequestration or the Bipartisan Budget Act of 2013. We believe that our military aftermarket sales remain likely to be most affected. Currently, we have approximately $650 million in U.S. defense sales forecasted for 2014.
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
The energy market is in part affected by changing oil and natural gas prices, global urbanization and the resulting increase in demand for global energy. Drivers for global growth include investments in power generation infrastructure, including renewable energy, and exploration for new resource reservoirs.

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
Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in our Industrial Systems segment. About one-third of our 2013 sales were denominated in foreign currencies. The translation of the results of our foreign subsidiaries into U.S. dollars did not have a significant impact on our sales in the first three months of 2014 compared to the same period one year ago.

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

•	the loss of Boeing as a customer or a significant reduction in sales to Boeing could adversely impact our operating results;

•	our new product research and development efforts may not be successful which could reduce our sales and earnings;

•	our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete;

•	our business operations may be adversely affected by information systems interruptions, intrusions or new software implementations;

•	our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility;

•	significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could affect our earnings and equity and increase our pension funding requirements;

•	a write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth;

•	our sales and earnings may be affected if we cannot identify, acquire or integrate strategic acquisitions, or if we engage in divesting activities;

•	our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments;

•	unforeseen exposure to additional income tax liabilities may affect our operating results;

•	government regulations could limit our ability to sell our products outside the United States and could otherwise adversely affect our business;

•
the failure or misuse of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages;

•	future terror attacks, war, natural disasters or other catastrophic events beyond our control could negatively impact our business; and

•	our operations are subject to environmental laws, and complying with those laws may cause us to incur significant costs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Refer to the Company’s Annual Report on Form 10-K for the year ended September 28, 2013 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended December 28, 2013.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (3)(4)
September 29, 2013 - October 31, 2013	736	$58.55	—	1,000,000
November 1, 2013 - November 30, 2013	49,175	62.10	—	1,000,000
December 1, 2013 - December 28, 2013	19,633	66.89	1,200	998,800
Total	69,544	$63.42	1,200	998,800

(1)
Reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. Retirement Savings Plan (RSP) as follows: October, 736 shares at $58.55 per share, November, 18,049 shares at $63.87 per share and December, 8,938 shares at $66.80 per share.

(2)
In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During November, we accepted delivery of 31,126 shares at $61.07 per share and in December, we accepted delivery of 9,495 shares at $66.96 per share, in connection with the exercise of stock options.

(3)
In December 2011, the Board of Directors authorized a share repurchase program. The program permits the purchase of up to 1,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. During December, we purchased 1,200 Class B shares at an average price of $67.03 per share.

(4)
In January 2014, the Board of Directors amended the share repurchase program. The program permits the purchase of up to 4,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

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

Moog Inc.

(Registrant)

Date:	January 29, 2014	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	January 29, 2014	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	January 29, 2014	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)