Form 10-Q
period 2014-03-29
MOOG INC.
filed 2014-04-30
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of April 25, 2014 was:
Class A common stock, $1.00 par value, 40,809,112 shares
Class B common stock, $1.00 par value, 3,680,254 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	March 29, 2014	September 28, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$195,644	$157,090
Receivables	793,349	811,376
Inventories	553,871	551,674
Other current assets	130,007	127,235
TOTAL CURRENT ASSETS	1,672,871	1,647,375
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $621,937 and $613,648 respectively	560,367	562,363
GOODWILL	766,811	766,924
INTANGIBLE ASSETS, net	195,653	208,756
OTHER ASSETS	53,203	51,677
TOTAL ASSETS	$3,248,905	$3,237,095
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$109,609	$105,088
Current installments of long-term debt	5,362	3,382
Accounts payable	169,913	181,893
Customer advances	137,186	145,854
Contract loss reserves	34,528	44,228
Other accrued liabilities	248,408	242,785
TOTAL CURRENT LIABILITIES	705,006	723,230
LONG-TERM DEBT, excluding current installments
Senior debt	591,030	409,125
Senior subordinated notes	—	191,562
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	253,838	269,751
DEFERRED INCOME TAXES	104,944	104,377
OTHER LONG-TERM LIABILITIES	871	3,285
TOTAL LIABILITIES	1,655,689	1,701,330
COMMITMENTS AND CONTINGENCIES (Note 17)	—	—
SHAREHOLDERS' EQUITY
Common stock	51,280	51,280
Other shareholders' equity	1,541,936	1,484,485
TOTAL SHAREHOLDERS' EQUITY	1,593,216	1,535,765
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,248,905	$3,237,095
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
NET SALES	$649,878	$643,023	$1,293,263	$1,263,826
COST OF SALES	453,060	445,600	897,136	873,703
GROSS PROFIT	196,818	197,423	396,127	390,123
Research and development	37,225	38,113	72,980	70,441
Selling, general and administrative	104,832	100,795	204,733	205,870
Interest	2,444	6,442	7,573	15,038
Restructuring	—	2,201	—	2,201
Other	(1,294)	(88)	10,373	(2,458)
EARNINGS BEFORE INCOME TAXES	53,611	49,960	100,468	99,031
INCOME TAXES	15,886	13,433	30,646	28,386
NET EARNINGS	$37,725	$36,527	$69,822	$70,645

NET EARNINGS PER SHARE
Basic	$0.83	$0.81	$1.54	$1.56
Diluted	$0.82	$0.80	$1.52	$1.54

AVERAGE COMMON SHARES OUTSTANDING
Basic	45,377,465	45,333,612	45,381,058	45,343,312
Diluted	45,945,398	45,825,626	45,977,716	45,766,798
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
NET EARNINGS	$37,725	$36,527	$69,822	$70,645
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(1,340)	(23,028)	4,594	(16,854)
Retirement liability adjustment	2,681	5,582	5,101	10,101
Change in accumulated income (loss) on derivatives	(54)	(470)	(584)	(148)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,287	(17,916)	9,111	(6,901)
COMPREHENSIVE INCOME	$39,012	$18,611	$78,933	$63,744
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
(dollars in thousands)	March 29, 2014	March 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$69,822	$70,645
Adjustments to reconcile net earnings to net cash provided (used)
by operating activities:
Depreciation	39,187	36,460
Amortization	15,783	16,934
Equity-based compensation expense	4,992	4,724
Redemption of senior subordinated notes	8,002	—
Other	6,686	(4,483)
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	21,163	(23,597)
Inventories	(4,668)	(16,675)
Accounts payable	(12,762)	8,459
Customer advances	(9,186)	10,997
Accrued expenses	(18,163)	(19,056)
Accrued income taxes	6,489	9,744
Pension assets and liabilities	(8,186)	4,772
Other assets and liabilities	(3,038)	(8,430)
NET CASH PROVIDED BY OPERATING ACTIVITIES	116,121	90,494

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	—	(69,807)
Purchase of property, plant and equipment	(35,419)	(45,322)
Other investing transactions	(8,491)	(12,774)
NET CASH USED BY INVESTING ACTIVITIES	(43,910)	(127,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short term borrowings	4,772	12,972
Net proceeds from revolving lines of credit	187,135	225,680
Net repayments on long-term debt, other than senior subordinated notes	(3,251)	(3,255)
Payments on senior subordinated notes	(191,575)	(187,000)
Payment of premium on redemption of senior subordinated notes	(6,945)	—
Purchase of outstanding shares for treasury	(22,243)	(4,649)
Excess tax benefits from equity-based payment arrangements	1,347	308
Other financing transactions	(3,643)	(4,707)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(34,403)	39,349

Effect of exchange rate changes on cash	746	(933)
INCREASE IN CASH AND CASH EQUIVALENTS	38,554	1,007
Cash and cash equivalents at beginning of period	157,090	148,841
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$195,644	$149,848

CASH PAID FOR:
Interest	$11,828	$16,503
Income taxes, net of refunds	17,907	20,488
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Six Months Ended March 29, 2014
(Unaudited)
(dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the six months ended March 29, 2014 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 28, 2013. All references to years in these financial statements are to fiscal years.
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

The purchase price allocations for the 2013 acquisitions are complete.

Note 3 - Receivables
Receivables consist of:

	March 29, 2014	September 28, 2013
Accounts receivable	$336,370	$328,038
Long-term contract receivables:
Amounts billed	126,403	133,149
Unbilled recoverable costs and accrued profits	320,575	337,520
Total long-term contract receivables	446,978	470,669
Other	15,261	17,168
Total receivables	798,609	815,875
Less allowance for doubtful accounts	(5,260)	(4,499)
Receivables	$793,349	$811,376

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

Note 4 - Inventories

Inventories, net of reserves, consist of:

	March 29, 2014	September 28, 2013
Raw materials and purchased parts	$188,238	$194,249
Work in progress	293,444	289,124
Finished goods	72,189	68,301
Inventories	$553,871	$551,674

Note 5 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Balance as of September 28, 2013	Adjustment To Prior Year Acquisitions	Foreign Currency Translation	Balance as of March 29, 2014
Aircraft Controls	$192,413	$—	$2,061	$194,474
Space and Defense Controls	163,136	(2,734)	223	160,625
Industrial Systems	121,320	—	1,502	122,822
Components	204,853	—	(1,368)	203,485
Medical Devices	85,202	—	203	85,405
Goodwill	$766,924	$(2,734)	$2,621	$766,811

Goodwill at September 28, 2013, in our Medical Devices reporting unit, is net of a $38,200 accumulated impairment loss. Certain factors, including industry conditions and the future profitability of our business might have a negative impact on the carrying value of our goodwill and we may incur additional goodwill impairment charges. We performed an interim test on goodwill for impairment of our Medical Devices reporting unit in the first quarter of 2014. We performed a quantitative assessment for this reporting unit and the fair value exceeded its carrying value. Therefore, there was no impairment of goodwill.

The components of acquired intangible assets are as follows:

		March 29, 2014		September 28, 2013
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	10	$193,885	$(105,568)	$193,744	$(97,347)
Program-related	18	81,653	(22,068)	79,607	(18,988)
Technology-related	9	76,672	(44,671)	76,558	(42,000)
Marketing-related	10	26,958	(13,485)	33,259	(18,476)
Acquired intangible assets	12	$379,168	$(185,792)	$383,168	$(176,811)

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

Amortization of acquired intangible assets was $7,548 and $15,111 for the three and six months ended March 29, 2014 and $8,053 and $15,794 for the three and six months ended March 30, 2013. Based on acquired intangible assets recorded at March 29, 2014, amortization is expected to be approximately $30,000 in 2014, $25,900 in 2015, $24,200 in 2016, $20,900 in 2017 and $19,000 in 2018.

Note 6 - Indebtedness

Short-term borrowings consist of:

	March 29, 2014	September 28, 2013
Securitization program	$100,000	$100,000
Lines of credit	4,862	5,088
Other short-term debt	4,747	—
Short-term borrowings	$109,609	$105,088

The Securitization Program matures on February 13, 2015 and effectively increases our borrowing capacity by up to $100,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. Interest for the Securitization Program is based on prevailing market rates for short-term commercial paper plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base. As of March 29, 2014, our minimum borrowing requirement is $80,000.

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

Note 7 - Product Warranties

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Warranty accrual at beginning of period	$17,369	$18,040	$17,429	$18,859
Warranties issued during current period	2,116	893	3,903	2,933
Adjustments to pre-existing warranties	75	91	(524)	(475)
Reductions for settling warranties	(2,601)	(1,923)	(3,981)	(4,244)
Foreign currency translation	78	(651)	210	(623)
Warranty accrual at end of period	$17,037	$16,450	$17,037	$16,450

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
Derivatives designated as hedging instruments

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At March 29, 2014, we had interest rate swaps with notional amounts totaling $120,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 1.5%, including the applicable margin of 113 basis points as of March 29, 2014. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps on January 15, 2015 and January 15, 2016.

We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $40,235 at March 29, 2014. These contracts mature at various times through December 23, 2015.

These interest rate swaps and foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2014 or 2013.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $217,280 at March 29, 2014. The foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net gain	$1,585	$4,979	$2,525	$5,901

Summary of derivatives

The fair value and classification of derivatives is summarized as follows:

		March 29, 2014	September 28, 2013
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$—	$217
Foreign currency forwards	Other assets	—	100
	Total assets	$—	$317
Foreign currency forwards	Other accrued liabilities	$2,019	$1,342
Foreign currency forwards	Other long-term liabilities	417	636
Interest rate swaps	Other accrued liabilities	148	85
Interest rate swaps	Other long-term liabilities	29	42
	Total liabilities	$2,613	$2,105
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$770	$68
	Total assets	$770	$68
Foreign currency forwards	Other accrued liabilities	$1,949	$956
	Total liabilities	$1,949	$956

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of March 29, 2014:

	Classification	Level 1	Level 2	Level 3	Total
Foreign currency forwards	Other current assets	$—	$770	$—	$770
	Total assets	$—	$770	$—	$770
Foreign currency forwards	Other accrued liabilities	$—	$3,968	$—	$3,968
Foreign currency forwards	Other long-term liabilities	—	417	—	417
Interest rate swaps	Other accrued liabilities	—	148	—	148
Interest rate swaps	Other long-term liabilities	—	29	—	29
Acquisition contingent consideration	Other accrued liabilities	—	—	2,422	2,422
	Total liabilities	$—	$4,562	$2,422	$6,984

The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Balance at beginning of period	$4,680	$4,486	$4,007	$6,422
Acquisitions	—	4,276	—	4,276
Increase in discounted future cash flows recorded as interest expense	59	122	156	219
Increase (decrease) in earn out provisions recorded as other expense (income)	(67)	(958)	509	(2,991)
Settlements paid in cash	(2,250)	(2,778)	(2,250)	(2,778)
Balance at end of period	$2,422	$5,148	$2,422	$5,148

Note 10 - Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$5,393	$6,714	$10,786	$13,428
Interest cost	8,338	7,204	16,677	14,409
Expected return on plan assets	(10,843)	(10,335)	(21,687)	(20,670)
Amortization of prior service cost	37	2	74	4
Amortization of actuarial loss	4,087	6,901	8,173	13,802
Pension expense for defined benefit plans	7,012	10,486	14,023	20,973
Pension expense for defined contribution plans	3,292	2,772	6,331	5,165
Total pension expense for U.S. plans	$10,304	$13,258	$20,354	$26,138

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$1,391	$1,163	$2,753	$2,411
Interest cost	1,543	1,366	3,052	2,821
Expected return on plan assets	(1,167)	(887)	(2,310)	(1,846)
Amortization of prior service credit	(8)	(12)	(23)	(26)
Amortization of actuarial loss	359	372	709	779
Pension expense for defined benefit plans	2,118	2,002	4,181	4,139
Pension expense for defined contribution plans	1,579	1,321	3,003	2,671
Total pension expense for non-U.S. plans	$3,697	$3,323	$7,184	$6,810

Net periodic benefit costs for the post-retirement health care benefit plan consists of:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Service cost	$57	$73	$113	$146
Interest cost	156	138	312	275
Amortization of transition obligation	—	91	—	181
Amortization of actuarial gain	(66)	—	(131)	—
Total periodic post-retirement benefit cost	$147	$302	$294	$602

Actual contributions for the six months ended March 29, 2014 and anticipated additional 2014 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$21,717	$4,673	$26,390
Anticipated	26,115	2,495	28,610
	$47,832	$7,168	$55,000

Note 11 - Restructuring
Restructuring expense is principally related to severance. Restructuring activity is as follows:

	Three Months Ended	Six Months Ended
	March 29, 2014	March 29, 2014
Restructuring accrual at beginning of period	$3,732	$7,129
Cash payments	(1,701)	(5,135)
Foreign currency translation	20	57
Restructuring accrual at end of period	$2,051	$2,051

Obligations related to these costs are expected to be principally paid by December 31, 2014.

Note 12 - Income Taxes

The effective tax rates of 29.6% and 30.5% for the three and six months ended March 29, 2014 and 26.9% and 28.7% for the three and six months ended March 30, 2013 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes partly as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 13 - Shareholders’ Equity

The changes in shareholders’ equity for the six months ended March 29, 2014 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,613,060	7,666,653
Conversion of Class B to Class A	—	3,959	(3,959)
End of Period	51,280	43,617,019	7,662,694

ADDITIONAL PAID-IN CAPITAL
Beginning of period	447,478
Equity-based compensation expense	4,992
Issuance of treasury shares at more than cost	431
Adjustment to market - SECT, and other	3,936
End of period	456,837

RETAINED EARNINGS
Beginning of period	1,289,713
Net earnings	69,822
End of period	1,359,535

TREASURY STOCK
Beginning of period	(83,003)	(2,004,262)	(3,305,971)
Issuance of treasury shares	766	151,155	—
Purchase of treasury shares	(25,526)	(396,520)	(3,640)
End of period	(107,763)	(2,249,627)	(3,309,611)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(35,545)		(610,223)
Issuance of shares	1,144		18,444
Purchase of shares	(4,634)		(71,905)
Adjustment to market - SECT	(2,591)		—
End of period	(41,626)	—	(663,684)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(134,158)
Other comprehensive income	9,111
End of period	(125,047)
TOTAL SHAREHOLDERS' EQUITY	$1,593,216	41,367,392	3,689,399

The changes in AOCI, net of tax, by component for the six months ended March 29, 2014 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated (loss) on derivatives	Total
AOCI at beginning of period	$40,572	$(173,695)	$(1,035)	$(134,158)
Other comprehensive income (loss) before reclassifications	4,594	—	(1,079)	3,515
Amounts reclassified from AOCI	—	5,101	495	5,596
Other comprehensive income (loss)	4,594	5,101	(584)	9,111
AOCI at end of period	$45,166	$(168,594)	$(1,619)	$(125,047)

The amounts reclassified from AOCI into earnings are as follows:

		Three Months Ended		Six Months Ended
	Statement of earnings classification	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Retirement liability:
Prior service cost (credit)		$80	$(126)	$(247)	$(276)
Transition obligation		—	90	—	181
Actuarial losses		4,223	8,359	8,521	15,690
Reclassification from AOCI into earnings		4,303	8,323	8,274	15,595
Tax effect		(1,622)	(2,741)	(3,173)	(5,494)
Net reclassification from AOCI into earnings - expense (income)		$2,681	$5,582	$5,101	$10,101
Derivatives:
Foreign currency forwards	Sales	$—	$—	$(192)	$—
Foreign currency forwards	Cost of sales	591	(241)	962	(463)
Interest rate swaps	Interest	73	43	142	43
Reclassification from AOCI into earnings		664	(198)	912	(420)
Tax effect		(251)	73	(417)	175
Net reclassification from AOCI into earnings - expense (income)		$413	$(125)	$495	$(245)

The amounts deferred in AOCI related to derivatives are as follows:

		Net deferral in AOCI of derivatives - effective portion
		Three Months Ended		Six Months Ended
	Statement of earnings classification	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Foreign currency forwards	Sales	$—	$—	$3	$—
Foreign currency forwards	Cost of sales	(658)	(308)	(1,549)	370
Interest rate swaps	Interest	(93)	(203)	(191)	(203)
Net gain (loss)		(751)	(511)	(1,737)	167
Tax effect		284	166	658	(70)
Net deferral in AOCI of derivatives		$(467)	$(345)	$(1,079)	$97

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

Note 15 - Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Weighted-average shares outstanding - Basic	45,377,465	45,333,612	45,381,058	45,343,312
Dilutive effect of equity-based awards	567,933	492,014	596,658	423,486
Weighted-average shares outstanding - Diluted	45,945,398	45,825,626	45,977,716	45,766,798

Note 16 - Segment Information

Below are sales and operating profit by segment for the three and six months ended March 29, 2014 and
March 30, 2013 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Six Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Net sales:
Aircraft Controls	$274,810	$258,860	$540,226	$511,141
Space and Defense Controls	95,305	105,688	194,755	192,153
Industrial Systems	151,198	144,201	295,277	292,177
Components	101,160	98,804	203,845	198,079
Medical Devices	27,405	35,470	59,160	70,276
Net sales	$649,878	$643,023	$1,293,263	$1,263,826
Operating profit and margins:
Aircraft Controls	$25,867	$31,518	$57,638	$62,593
	9.4%	12.2%	10.7%	12.2%
Space and Defense Controls	9,006	7,671	16,859	15,899
	9.4%	7.3%	8.7%	8.3%
Industrial Systems	14,899	7,837	27,185	16,884
	9.9%	5.4%	9.2%	5.8%
Components	13,546	15,342	29,735	34,188
	13.4%	15.5%	14.6%	17.3%
Medical Devices	1,377	1,306	5,005	2,908
	5.0%	3.7%	8.5%	4.1%
Total operating profit	64,695	63,674	136,422	132,472
	10.0%	9.9%	10.5%	10.5%
Deductions from operating profit:
Interest expense	2,444	6,442	7,573	15,038
Equity-based compensation expense	1,218	833	4,992	4,724
Corporate expenses and other	7,422	6,439	23,389	13,679
Earnings before income taxes	$53,611	$49,960	$100,468	$99,031

Note 17 - Commitments and Contingencies
From time to time, we are involved in legal proceedings. We are not a party to any pending legal proceedings which management believes will result in a material adverse effect on our financial condition, results of operations or cash flows.
We are engaged in administrative proceedings with governmental agencies and legal proceedings with governmental agencies and other third parties in the normal course of our business, including litigation under Superfund laws, regarding environmental matters. We believe that adequate reserves have been established for our share of the estimated cost for all currently pending environmental administrative or legal proceedings and do not expect that these environmental matters will have a material adverse effect on our financial condition, results of operations or cash flows.
We are contingently liable for $13,681 of standby letters of credit issued by a bank to third parties on our behalf at March 29, 2014.

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
We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls and represent 33%, 32% and 29% of our sales in 2013, 2012 and 2011, respectively. We recognize revenue on these contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion. The revenue from the remainder of our sales is recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity.
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

We face numerous challenges to improve shareholder value. These include, but are not limited to, adjusting to dynamic global economic conditions that are influenced by governmental, industrial and commercial factors, pricing pressures from customers, strong competition, foreign currency fluctuations and increases in employee benefit costs. We address these challenges by focusing on strategic revenue growth, by continuing to improve operating efficiencies through various process and manufacturing initiatives and using low cost manufacturing facilities without compromising quality. Based on periodic strategic reviews, which may include our analysis of the financial outlook of our business, we may also engage in restructuring activities, including reducing overhead, consolidating facilities and exiting some product lines.

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

In 2013, we completed one divestiture in our Medical Devices segment. We sold the Buffalo, New York operations of Ethox Medical for $5 million.

Also in 2013, we began exploring strategic options for the Medical Devices segment, including the possibility of selling the entire segment. We are now broadening our approach to consider options for each of the product lines in this segment.

Reviews for Impairment of Goodwill

We tested goodwill of our Medical Devices reporting unit for impairment in the fourth quarter of 2013 as part of our annual test. Our test resulted in a fair value of our Medical Devices reporting unit that was less than its carrying amount, requiring us to measure goodwill for impairment. We determined the implied fair value of goodwill and, in our fourth quarter of 2013, recognized a $38 million goodwill impairment charge for the excess of the carrying amount of goodwill over its implied fair value.

We performed an interim test on goodwill for impairment of our Medical Devices reporting unit in the first quarter of 2014. We performed a quantitative assessment for this reporting unit, which had $85 million of goodwill as of the date of our test. Based on this test, the fair value of our Medical Devices reporting unit exceeded its carrying value. Therefore, goodwill was not impaired.

The fair value of our Medical Devices reporting unit exceeded its carrying amount by 1%. The determination of each of our assumptions is subjective and requires significant estimates. Changes in these estimates and assumptions could materially affect the results of our impairment review. If cash flows generated by our Medical Devices reporting unit were to decline in the future or there were negative revisions to key assumptions, we may be required to record additional impairment charges. The circumstances that pose risk to the fair value of this reporting unit are general in nature and include lower than projected sales growth due to a reduction in market share, lower than projected industry growth as well as potential increases in our cost infrastructure. In addition, the fair value of this reporting unit may be negatively impacted based on the results of our strategic review and the courses of action that we may decide to pursue, either for the segment as a whole or for the individual product lines.

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

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU is intended to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The provisions of this ASU are effective for fiscal years beginning after December 15, 2014 and interim periods within those fiscal years. This amendment is applicable to us beginning in the first quarter of 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard is not expected to have a material impact on our financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended				Six Months Ended
(dollars in millions, except per share data)	March 29, 2014	March 30, 2013	$ Variance	% Variance	March 29, 2014	March 30, 2013	$ Variance	% Variance
Net sales	$649.9	$643.0	$6.9	1%	$1,293.3	$1,263.8	$29.4	2%
Gross margin	30.3%	30.7%			30.6%	30.9%
Research and development expenses	$37.2	$38.1	$(0.9)	(2%)	$73.0	$70.4	$2.5	4%
Selling, general and administrative expenses as a percentage of sales	16.1%	15.7%			15.8%	16.3%
Interest expense	$2.4	$6.4	$(4.0)	(62%)	$7.6	$15.0	$(7.5)	(50%)
Restructuring	—	2.2	(2.2)	N/A	—	2.2	(2.2)	N/A
Other	(1.3)	(0.1)	(1.2)	N/A	10.4	(2.5)	12.8	N/A
Effective tax rate	29.6%	26.9%			30.5%	28.7%
Net earnings	$37.7	$36.5	$1.2	3%	$69.8	$70.6	$(0.8)	(1%)
Diluted earnings per share	$0.82	$0.80	$0.02	3%	$1.52	$1.54	$(0.02)	(1%)

Net sales increased in the second quarter of 2014 compared to the second quarter of 2013. Sales increased in Aircraft Controls, Industrial Systems and Components, while sales declined in Space and Defense Controls and Medical Devices. Acquisitions contributed $8 million of the sales growth in the first quarter of 2014 compared to the same time period in 2013.

Net sales also increased in the first half of 2014 compared to the first half of 2013. Sales increased in all of our segments, except for Medical Devices. Acquisitions contributed $23 million of the sales growth in the first half of 2014 compared to the same time period in 2013.

Gross margin was down slightly in the second quarter and the first half of 2014 compared to the second quarter and first half of 2013. We had a less favorable sales mix in Aircraft Controls as we had a lower level of foreign military sales. Partly offsetting this decline was a $7 million benefit of lower additions to contract loss reserves in both the second quarter and first half of 2014. Additionally, we benefited $3 million in the second quarter and $5 million in the first half of 2014 due to our completed 2013 restructuring activities. We also benefited $2 million in the second quarter and $4 million in the first half of 2014 from lower pension expense, driven by the increase in the discount rate.

Research and development expenses increased in the first half of 2014 compared to the same period in 2013. Within Aircraft Controls, research and development expenses increased $10 million for the start of activities on the Embraer E-Jets program. This increase was offset by decreasing development activity on the Boeing 787 and Airbus A350 programs, each of which declined $2 million.

Selling, general and administrative expenses as a percentage of sales in the second quarter of 2014 increased compared to the second quarter of 2013. The costs associated with start up activities on a new ERP system contributed 90 basis points to this increase. Offsetting this impact was the benefit from our completed 2013 restructuring activities in Industrial Systems and Space and Defense Controls of $2 million and $1 million, respectively.

Selling, general and administrative expenses as a percentage of sales in the first half of 2014 declined compared to the same period in 2013. The main driver was $6 million of increased benefits from our completed restructuring activities in Industrial Systems and Space and Defense Controls. Additionally, within Medical Devices, the first half of 2013 included higher levels of professional services than the same period in 2014. However, offsetting these benefits was the cost associated with start up activities on a new ERP system, which increased selling, general and administrative expenses as a percentage of sales by 60 basis points in 2014.

In the second quarter of 2013, we initiated restructuring plans to better align our cost basis with our projected sales levels. These restructuring actions resulted in workforce reductions primarily in our Industrial Systems segment. Through the first six months of 2014, the total restructuring savings were $11 million and are approximately half of our total projected annual benefits. This amount is in line with our expectations.

Interest expense decreased in the second quarter of 2014 and the first half of 2014 as compared to the same periods in 2013. Most of the decrease is due to the recent redemptions of our senior subordinated notes. On December 19, 2013, we repurchased our 7¼% senior subordinated notes due on January 15, 2018. In doing so, we incurred a 3.625% call premium in the first quarter of 2014. On January 15, 2013, we repurchased our 6¼% senior subordinated notes at par.

Other income in the second quarter of 2014 includes our receipt of a $2 million settlement related to a recent acquisition in our Space and Defense Controls segment. Other expense in the first half of 2014 also includes the payment of a $7 million call premium on the early redemption of our 7¼% senior subordinated notes and a $5 million write-down of a technology investment in Industrial Systems. In the first half of 2013, we recorded income in our Components and Aircraft Controls segments related to acquisitions with earn out provisions for which financial projections were not achieved.

The effective tax rate increased in the second quarter and the first half of 2014 compared to the same periods of 2013. The second quarter and first half of 2013 included a catch up adjustment for research and development tax credits mostly associated with 2012 following the enactment of legislation in the second quarter of 2013.

Other comprehensive income increased in the second quarter of 2014 and in the first half of 2014. The foreign currency translation adjustments, driven by the euro and British pound relative to the U.S. dollar, were more beneficial, increasing $22 million in the second quarter and $21 million in the first half of 2014. The retirement liability adjustment income decreased other comprehensive income by $3 million in the second quarter and $5 million in the first half of 2014 due to an increase in the assumed discount rate of our U.S. qualified defined benefit plan.

2014 Outlook – We expect sales in 2014 to increase 1% to $2.64 billion, with growth in Space and Defense Controls and Components. We expect flat sales in Aircraft Controls, as softness from our military sales offsets commercial sales growth, as well as flat sales in Industrial Systems. We expect sales declines in Medical Devices due to the divestiture of the Buffalo, New York Ethox Medical operations and lower sales in the first half of 2014. We expect an increase in profitability as our operating margin increases to 11.5% with higher margins in each of our segments except for Components. We expect net earnings to increase to $169 million, and diluted earnings per share to increase to $3.65.

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

Aircraft Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	March 29, 2014	March 30, 2013	$ Variance	% Variance	March 29, 2014	March 30, 2013	$ Variance	% Variance
Net sales - military aircraft	$140.9	$144.6	$(3.7)	(3%)	$278.4	$294.3	$(15.9)	(5%)
Net sales - commercial aircraft	133.9	114.2	19.7	17%	$261.8	$216.8	$45.0	21%
	$274.8	$258.9	$16.0	6%	$540.2	$511.1	$29.1	6%
Operating profit	$25.9	$31.5	$(5.7)	(18%)	$57.6	$62.6	$(5.0)	(8%)
Operating margin	9.4%	12.2%			10.7%	12.2%
Backlog					$709.8	$616.0	$93.8	15%

Aircraft Controls' sales increased in our commercial market while sales decreased in our military market in the second quarter and the first half of 2014 compared to the same periods in 2013.

For both periods in 2014, commercial OEM sales to Boeing and Airbus increased due to the ramp up of new programs and volume increases. Sales to Boeing increased $14 million and $29 million and sales to Airbus increased $3 million and $9 million in second quarter and first six months of 2014, respectively. Commercial aftermarket sales also increased $6 million in the second quarter of 2014 and $11 million in the first half of 2014 due to higher initial provisioning sales for the Boeing 787.

Partially offsetting this growth in both periods of 2014 are military sales declines. In the second quarter of 2014, F-35 production rates increased, driving $5 million of incremental sales growth, and work continued to ramp up on the KC-46 Tanker program, driving $3 million of incremental sales growth. However, sales for foreign military programs declined $9 million and sales on the V-22 program decreased $2 million as activity slowed. In the first six months of 2014, foreign military programs declined $13 million as we benefited from unusually strong sales last year.

Unfavorable sales mix depressed operating margin as we had less foreign military sales and greater commercial sales in the second quarter of 2014 compared to the same quarter in 2013. Additionally, costs associated with start up activities on a new ERP system decreased this margin by approximately 90 basis points.

Operating margin declined in the first half of 2014 compared to the first half of 2013. The decline was driven by increased research and development costs on a new program, as well as an unfavorable sales mix due to lower foreign military sales. Research and development costs associated with the start of the Embraer E-Jets increased $10 million, but was moderated by decreasing development activity on the Boeing 787 and Airbus A350 programs, each of which declined $2 million. Operating margin also benefited due to $5 million in less additions to contract reserves in 2014 compared to 2013.

The increase of twelve-month backlog for Aircraft Controls at March 29, 2014 compared to March 30, 2013 is related to increases in commercial orders and beneficial timing on military production programs.

2014 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to remain flat at $1.07 billion in 2014. Commercial aircraft is expected to increase 12% to $519 million due to stronger sales across our major OEM programs. Partially offsetting this growth is an expected 8% decline in military aircraft sales to $548 million. We expect a decline in military aftermarket sales, reflecting our estimate of continued lower levels of defense spending. We also expect a decline in military OEM sales as F-35 development rates and V-22 production rates moderate. We expect our operating margin to increase slightly to 12.1% in 2014 from 12.0% in 2013 as incremental margins on increased commercial sales are largely offset by increases in research and development costs.

Space and Defense Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	March 29, 2014	March 30, 2013	$ Variance	% Variance	March 29, 2014	March 30, 2013	$ Variance	% Variance
Net sales	$95.3	$105.7	$(10.4)	(10%)	$194.8	$192.2	$2.6	1%
Operating profit	$9.0	$7.7	$1.3	17%	$16.9	$15.9	$1.0	6%
Operating margin	9.4%	7.3%			8.7%	8.3%
Backlog					$268.8	$278.5	$(9.7)	(3%)

Space and Defense Controls' sales decreased in the second quarter of 2014 compared to the same period in 2013. The decrease was entirely within our space market. Sales decreased $7 million on satellite programs and
$3 million on launch vehicle programs as production jobs in the prior year wound down and follow-on jobs have not yet begun.

Sales in the first half of 2014 were relatively flat compared to sales in the first half of 2013. Our recent acquisition of Broad Reach Engineering contributed an additional $5 million of sales in the first half of 2014. The ramp up of activity on NASA's Soft Capture System contributed an additional $7 million of sales. These increases were offset as additional production jobs wound down on launch vehicle and defense control programs.

Operating margin increased in the second quarter of 2014 compared to the same period of 2013. This increase is due to our receipt of a $2 million settlement related to a recent acquisition.

Operating margin increased in the first six months of 2014 compared to the first six months of 2013. The operating profit included $4 million of benefits realized from the 2013 restructuring activities and the benefit of the $2 million settlement. These restructuring savings are approximately half of our total expected annual benefits and are in line with our expectations. Offsetting these savings were increased program costs in a recent space acquisition as well as a launch vehicle program, both of which were $1 million each. Also we had additional expenses related to start up activities on a new ERP system and as well as higher selling expenses, for which both totaled $2 million.

The decreased level in twelve-month backlog at March 29, 2014 is mainly due to work completed and lower orders on satellite and defense controls programs. These decreases are partly offset by increases on launch vehicle programs.

2014 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 6% to $420 million in 2014. We expect higher sales as we benefit from a full year of the Broad Reach Engineering acquisition and on multiple launch vehicle programs for NASA. We also expect our defense sales to increase due to foreign opportunities on a missile defense system. We expect our operating margin to increase to 9.1% in 2014 from 6.4% in 2013, as we receive the benefit of last year's restructuring activities and are no longer negatively impacted by the prior year's restructuring expense.

Industrial Systems

	Three Months Ended				Six Months Ended
(dollars in millions)	March 29, 2014	March 30, 2013	$ Variance	% Variance	March 29, 2014	March 30, 2013	$ Variance	% Variance
Net sales	$151.2	$144.2	$7.0	5%	$295.3	$292.2	$3.1	1%
Operating profit	$14.9	$7.8	$7.1	90%	$27.2	$16.9	$10.3	61%
Operating margin	9.9%	5.4%			9.2%	5.8%
Backlog					$191.2	$228.6	$(37.3)	(16%)

Industrial Systems' sales increased in both the second quarter and the first half of 2014 compared to the same periods in 2013, as sales in our industrial automation market and sales of our wind energy products improved.

Within our industrial automation market, sales increased $9 million in the second quarter of 2014 and $7 million in the first half of 2014 compared to the same periods of 2013, as all of our market categories improved. The largest increase in the second quarter was a $2 million increase in our Formula 1 business, due to regulation changes which resulted in additional content on each car.

Also in the second quarter of 2014, sales in our wind energy market increased $3 million. A recent contract win in Brazil for our new AC system increased sales $2 million.

Within our simulation and test market, sales declined $5 million in the first six months of 2014, of which $4 million of the decrease occurred in the second quarter of 2014. We had lower orders from our larger simulation customers, which caused sales to decline compared to the same periods of 2013.

Operating margin increased in the second quarter and in the first half of 2014 compared to the same periods of 2013. Operating profit improved by $4 million in the second quarter and $7 million in the first half of 2014, as we realized the benefits associated with the 2013 restructuring activities. The year-to-date amount is approximately half of the expected annual benefit of the activities and is in line with our expectations. Additionally, the absence of last year's $2 million restructuring expense, current year cost containment activities, lower material costs and lower levels of professional services not repeated in 2014 helped to improve operating margin. However, the operating margin in the first half of 2014 was impacted by the $5 million write-down of a technology investment.

The twelve-month backlog for Industrial Systems at March 29, 2014 decreased compared to March 30, 2013 due to declining orders from our simulation and test market, declines in foreign currency rates, as well as lower orders in our wind energy market.

2014 Outlook for Industrial Systems – We expect sales in Industrial Systems to remain relatively flat at $590 million in 2014. We expect sales in our industrial automation market to increase 2% to $300 million, reflecting the continued improvement in this market from the first half of 2014. We expect sales in our energy market to remain flat, and we expect an 8% sales decline in our simulation and test market to $134 million, as a few large customers adjust their inventory levels down. We expect that our operating margin will increase to 11.0% in 2014 from 7.1% in 2013, as we receive the benefit of last year's restructuring activities and are no longer negatively impacted by the prior year's restructuring expense.

Components

	Three Months Ended				Six Months Ended
(dollars in millions)	March 29, 2014	March 30, 2013	$ Variance	% Variance	March 29, 2014	March 30, 2013	$ Variance	% Variance
Net sales	$101.2	$98.8	$2.4	2%	$203.8	$198.1	$5.8	3%
Operating profit	$13.5	$15.3	$(1.8)	(12%)	$29.7	$34.2	$(4.5)	(13%)
Operating margin	13.4%	15.5%			14.6%	17.3%
Backlog					$191.6	$197.1	$(5.5)	(3%)

Components' sales increased in the second quarter and in the first half of 2014 compared to the second quarter and first half of 2013, due to our recent acquisition of Aspen Motion Technologies.

In our non-aerospace and defense market, sales increased $8 million in the second quarter of 2014 and $12 million in the first half of 2014 compared to the same periods last year. These increases included incremental sales from our Aspen Motion Technologies acquisition of $8 million in the second quarter and $17 million in the first half of 2014. The year-to-date increase was offset by a $4 million decline in our energy market. We previously benefited from strong deliveries in the first quarter of 2013 that did not repeat in 2014. Also in 2014, we had lower sales to a large marine customer.

In our aerospace and defense market, sales decreased $6 million in the first half of 2014, $5 million of which was in the second quarter of 2014. Sales in aircraft declined $3 million in both periods and sales in space and defense declined $2 million in the second quarter and $3 million in the first six months of 2014, as multiple programs experienced push-outs and lower production rates.

Operating margin decreased in both the second quarter and in the first half of 2014 compared to the same periods of 2013. Costs associated with start up activities on a new ERP system decreased this margin by $1 million in the second quarter and in the first half of 2014. Also unfavorable mix on lower marine sales and military program push outs each decreased the margin $1 million in the second quarter of 2014. Operating margin in the first half of 2014 was also lowered by the absence of a $2 million reversal of an earn out accrual related to an acquisition.

The twelve-month backlog at March 29, 2014 compared to March 30, 2013 decreased due to program delays in our medical and our aircraft markets.

2014 Outlook for Components – We expect sales to increase 5% to $438 million in 2014 with more than half of the sales growth coming from our Aspen Motion Technologies acquisition in our non-aerospace and defense market. We expect medical imaging sales in our medical market to increase as well. Slightly offsetting this growth is an expected sales decrease in our aerospace and defense market, as sales on military vehicles continue to decline. We expect our operating margin will moderate to 14.7% in 2014 from 16.5% in 2013, reflecting a slightly less favorable mix of sales.

Medical Devices

	Three Months Ended				Six Months Ended
(dollars in millions)	March 29, 2014	March 30, 2013	$ Variance	% Variance	March 29, 2014	March 30, 2013	$ Variance	% Variance
Net sales	$27.4	$35.5	$(8.1)	(23%)	$59.2	$70.3	$(11.1)	(16%)
Operating profit	$1.4	$1.3	$0.1	5%	$5.0	$2.9	$2.1	72%
Operating margin	5.0%	3.7%			8.5%	4.1%
Backlog					$13.5	$21.4	$(8.0)	(37%)

Medical Devices' sales decreased in the second quarter of 2014 when compared to the second quarter of 2013, with declines in all of our major product categories. Medical Devices' sales also decreased in the first six months of 2014 compared to the same time period in 2013.

We benefited from $3 million and $5 million in the second quarter and in the first half of 2013 respectively, related to Buffalo, New York Ethox Medical sales that did not repeat in 2014 due to the divestiture of that operation in June 2013. Additionally, pump assembly sales were down $2 million in the second quarter and $4 million in the first half of 2014 due to stronger than normal sales in 2013. Pump and set sales together declined $4 million in the second quarter and $5 million in the first half of 2014, due in part to lower sales to a distribution partner. Offsetting these declines were strong sales in our sensors and handpieces products, which increased $1 million and $3 million in the same periods.

Operating margin in the second quarter and the first half of 2014 increased compared to the same periods in 2013. The divestiture of the Buffalo, New York Ethox Medical operation in June 2013 was primarily responsible for the increased operating margin in both periods. Cost containment activities and reductions in freight expense also helped to drive operating margin higher.

Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.

2014 Outlook for Medical Devices – We expect sales in 2014 to decrease 14% to $127 million. We expect that lost sales from the Buffalo, New York Ethox Medical divestiture and lower enteral pump and set sales offset the sales growth in IV pumps. We expect our operating margin to improve to 6.9% in 2014 from 1.8% in 2013 excluding the charges from goodwill impairment.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
(dollars in millions)	March 29, 2014	March 30, 2013	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$116.1	$90.5	$25.6	28%
Investing activities	(43.9)	(127.9)	84.0	(66%)
Financing activities	(34.4)	39.3	(73.8)	(187%)

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.

At March 29, 2014, our cash balance was $196 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. If we decide to repatriate foreign funds, we would then be required to pay U.S. income taxes on those funds.

Operating activities

Cash provided by operating activities increased in the first six months of 2014 compared to the first six months of 2013. We benefited $45 million due to favorable timing on collections of receivables, primarily in our Space and Defense Controls and Medical Devices segments. The change in the cash provided by operating activities was negatively impacted $21 million due to the unfavorable timing of payments in our Aircraft Controls and Space and Defense Controls segments.

Investing activities

Cash used by investing activities for the first six months of 2014 includes $35 million used for capital expenditures and $9 million used to redeem our 7¼% senior subordinated notes that were invested in our supplementary retirement plan. Cash used by investing activities in the first six months of 2013 includes $70 million used for two acquisitions, one in our Space and Defense Controls segment and one in our Components segment, $45 million used for capital expenditures and $13 million resulting from redeeming our 6¼% senior subordinated notes that were invested in our supplementary retirement plan.

We expect our 2014 capital expenditures to be approximately $105 million.

Financing activities

The cash used by financing activities for the first six months of 2014 includes $20 million to fund our stock repurchase program and $7 million for the call premium on our 7¼% senior subordinated notes. Within financing activities in 2014, we used credit facility borrowings to fund the redemption of our 7¼% senior subordinated notes. Cash provided by financing activities for the first six months of 2013 includes borrowings to fund a higher level of acquisitions. Within financing activities in 2013, we used credit facility borrowings to fund the redemption of our 6¼% senior subordinated notes.

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

Our largest credit facility is our U.S. revolving credit facility, which matures on March 28, 2018. It consists of a $900 million revolver and had an outstanding balance of $591 million at March 29, 2014. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 113 basis points at March 29, 2014. The credit facility is secured by substantially all of our U.S. assets.

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

At March 29, 2014, we had $305 million of unused borrowing capacity, including $295 million from the U.S. revolving credit facility after considering standby letters of credit. The entire unused borrowing capacity as of March 29, 2014 was available to us without violating any of our U.S. revolving credit facility covenants.

We have a trade receivables securitization facility (the "Securitization Program"), which terminates on February 13, 2015. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. We had an outstanding balance of $100 million at March 29, 2014. The Securitization Program reduced the amount outstanding under our U.S. revolving credit facility and increased the amount of short-term borrowings. The Securitization Program has a minimum borrowing requirement, which was $80 million at March 29, 2014. Interest on the secured borrowings under the Securitization Program was 80 basis points at March 29, 2014 and is based on prevailing market rates for short-term commercial paper plus an applicable margin.

Net debt to capitalization was 24% at March 29, 2014 and 26% at September 28, 2013. The decrease in net debt to capitalization is primarily due to our positive cash flow and net earnings in the first six months of 2014.

We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.

On January 24, 2014, the Board of Directors amended our share repurchase program. The program includes both Class A and Class B common shares, and allows us to buy up to an aggregate four million common shares, approximately 9% of all common shares outstanding, at management's discretion. Under this program, we have purchased approximately 358,000 shares for $23 million as of March 29, 2014.

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
Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in our Industrial Systems segment. About one-third of our 2013 sales were denominated in foreign currencies. The translation of the results of our foreign subsidiaries into U.S. dollars did not have a significant impact on our sales in the first six months of 2014 compared to the same period one year ago.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework provides principles-based guidance for designing and implementing effective internal controls. The 1992 Framework remains available during the transition period, which extends to December 15, 2014. As of March 29, 2014, we continue to utilize the 1992 Framework.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended March 29, 2014.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (3)
December 29, 2013 - January 31, 2014	13,128	$67.53	2,440	3,996,360
February 1, 2014 - February 28, 2014	12,660	60.51	—	3,996,360
March 1, 2014 - March 29, 2014	376,733	63.96	354,199	3,642,161
Total	402,521	$63.97	356,639	3,642,161

(1)
Reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. Retirement Savings Plan (RSP) as follows: January, 7,953 shares at $67.64 per share, February, 12,435 shares at $60.49 per share and March, 20,834 shares at $64.98 per share. Purchases by the SECT from members of the Moog family included: January, 2,735 shares of Class B common stock at $67.10 per share and in February, 225 shares of Class B common stock at $61.59 per share.

(2)
In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During March, we accepted delivery of 1,700 shares at $64.21 per share, in connection with the exercise of stock options.

(3)
In December 2011, the Board of Directors authorized a share repurchase program, which was amended in January 2014. The program permits the purchase of up to 4,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. During January, we purchased 2,440 Class B shares at an average price of $67.66 per share and in March, we purchased 354,199 Class A shares at an average price of $63.90 per share.

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

Moog Inc.

(Registrant)

Date:	April 30, 2014	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2014	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	April 30, 2014	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)