Form 10-Q
period 2014-06-28
MOOG INC.
filed 2014-07-30
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of July 25, 2014 was:
Class A common stock, $1.00 par value, 39,410,761 shares
Class B common stock, $1.00 par value, 3,664,311 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	June 28, 2014	September 28, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$216,185	$157,090
Receivables	781,858	811,376
Inventories	547,256	551,674
Other current assets	133,083	127,235
TOTAL CURRENT ASSETS	1,678,382	1,647,375
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
depreciation of $636,240 and $613,648 respectively	565,300	562,363
GOODWILL	769,653	766,924
INTANGIBLE ASSETS, net	190,534	208,756
OTHER ASSETS	50,923	51,677
TOTAL ASSETS	$3,254,792	$3,237,095
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$103,942	$105,088
Current installments of long-term debt	5,239	3,382
Accounts payable	164,519	181,893
Customer advances	134,913	145,854
Contract loss reserves	36,262	44,228
Other accrued liabilities	262,155	242,785
TOTAL CURRENT LIABILITIES	707,030	723,230
LONG-TERM DEBT, excluding current installments
Senior debt	670,027	409,125
Senior subordinated notes	—	191,562
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	240,924	269,751
DEFERRED INCOME TAXES	105,587	104,377
OTHER LONG-TERM LIABILITIES	849	3,285
TOTAL LIABILITIES	1,724,417	1,701,330
COMMITMENTS AND CONTINGENCIES (Note 17)	—	—
SHAREHOLDERS' EQUITY
Common stock	51,280	51,280
Other shareholders' equity	1,479,095	1,484,485
TOTAL SHAREHOLDERS' EQUITY	1,530,375	1,535,765
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,254,792	$3,237,095
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
NET SALES	$683,698	$670,632	$1,976,961	$1,934,458
COST OF SALES	481,431	472,363	1,378,567	1,346,066
GROSS PROFIT	202,267	198,269	598,394	588,392
Research and development	32,498	33,109	105,478	103,550
Selling, general and administrative	102,616	96,550	307,349	302,420
Interest	2,215	6,084	9,788	21,122
Restructuring	—	4,795	—	6,996
Other	283	10,105	10,656	7,647
EARNINGS BEFORE INCOME TAXES	64,655	47,626	165,123	146,657
INCOME TAXES	16,533	13,399	47,179	41,785
NET EARNINGS	$48,122	$34,227	$117,944	$104,872

NET EARNINGS PER SHARE
Basic	$1.09	$0.76	$2.62	$2.31
Diluted	$1.08	$0.75	$2.59	$2.29

AVERAGE COMMON SHARES OUTSTANDING
Basic	44,077,121	45,316,429	44,946,413	45,334,657
Diluted	44,669,248	45,836,565	45,541,561	45,790,359
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
NET EARNINGS	$48,122	$34,227	$117,944	$104,872
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	6,117	(948)	10,711	(17,802)
Retirement liability adjustment	2,767	4,532	7,868	14,633
Change in accumulated income (loss) on derivatives	612	(1,167)	28	(1,315)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	9,496	2,417	18,607	(4,484)
COMPREHENSIVE INCOME	$57,618	$36,644	$136,551	$100,388
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	June 28, 2014	June 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$117,944	$104,872
Adjustments to reconcile net earnings to net cash provided (used)
by operating activities:
Depreciation	57,997	55,345
Amortization	23,589	25,080
Equity-based compensation expense	6,545	5,673
Redemption of senior subordinated notes	8,002	—
Other	9,182	2,286
Changes in assets and liabilities providing (using) cash, excluding the effects of acquisitions:
Receivables	34,651	(13,257)
Inventories	449	(21,322)
Accounts payable	(18,857)	3,780
Customer advances	(11,953)	(2,896)
Accrued expenses	(4,449)	(8,268)
Accrued income taxes	9,695	11,975
Pension assets and liabilities	(16,902)	7,537
Other assets and liabilities	(5,844)	(10,291)
NET CASH PROVIDED BY OPERATING ACTIVITIES	210,049	160,514

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of acquired cash	—	(69,157)
Purchase of property, plant and equipment	(57,842)	(63,031)
Other investing transactions	(8,404)	(18,668)
NET CASH USED BY INVESTING ACTIVITIES	(66,246)	(150,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short term repayments	(977)	(12,928)
Net proceeds from revolving lines of credit	266,135	219,310
Net repayments on long-term debt, other than senior subordinated notes	(3,377)	(3,125)
Payments on senior subordinated notes	(191,575)	(187,000)
Payment of premium on redemption of senior subordinated notes	(6,945)	—
Purchase of outstanding shares for treasury	(147,360)	(8,264)
Excess tax benefits from equity-based payment arrangements	2,695	702
Other financing transactions	(3,887)	(4,339)
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(85,291)	4,356

Effect of exchange rate changes on cash	583	(1,129)
INCREASE IN CASH AND CASH EQUIVALENTS	59,095	12,885
Cash and cash equivalents at beginning of period	157,090	148,841
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$216,185	$161,726

CASH PAID FOR:
Interest	$14,156	$26,041
Income taxes, net of refunds	27,242	33,589
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Nine Months Ended June 28, 2014
(Unaudited)
(dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the nine months ended June 28, 2014 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 28, 2013. All references to years in these financial statements are to fiscal years.
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

The purchase price allocations for the 2013 acquisitions are complete.

Note 3 - Receivables
Receivables consist of:

	June 28, 2014	September 28, 2013
Accounts receivable	$327,768	$328,038
Long-term contract receivables:
Amounts billed	122,951	133,149
Unbilled recoverable costs and accrued profits	323,095	337,520
Total long-term contract receivables	446,046	470,669
Other	13,167	17,168
Total receivables	786,981	815,875
Less allowance for doubtful accounts	(5,123)	(4,499)
Receivables	$781,858	$811,376

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

Note 4 - Inventories

Inventories, net of reserves, consist of:

	June 28, 2014	September 28, 2013
Raw materials and purchased parts	$188,990	$194,249
Work in progress	287,052	289,124
Finished goods	71,214	68,301
Inventories	$547,256	$551,674

Note 5 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Balance as of September 28, 2013	Adjustment To Prior Year Acquisitions	Foreign Currency Translation	Balance as of June 28, 2014
Aircraft Controls	$192,413	$—	$3,617	$196,030
Space and Defense Controls	163,136	(2,734)	122	160,524
Industrial Systems	121,320	—	1,703	123,023
Components	204,853	—	(90)	204,763
Medical Devices	85,202	—	111	85,313
Goodwill	$766,924	$(2,734)	$5,463	$769,653

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

The components of acquired intangible assets are as follows:

		June 28, 2014		September 28, 2013
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	10	$194,258	$(110,002)	$193,744	$(97,347)
Program-related	18	83,220	(23,814)	79,607	(18,988)
Technology-related	9	77,777	(45,986)	76,558	(42,000)
Marketing-related	10	27,071	(14,206)	33,259	(18,476)
Acquired intangible assets	12	$382,326	$(194,008)	$383,168	$(176,811)

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

Amortization of acquired intangible assets was $7,495 and $22,606 for the three and nine months ended June 28, 2014 and $7,749 and $23,543 for the three and nine months ended June 29, 2013. Based on acquired intangible assets recorded at June 28, 2014, amortization is expected to be approximately $30,200 in 2014, $26,100 in 2015, $24,400 in 2016, $21,100 in 2017 and $19,300 in 2018.

Note 6 - Indebtedness

Short-term borrowings consist of:

	June 28, 2014	September 28, 2013
Securitization program	$100,000	$100,000
Lines of credit	3,942	5,088
Short-term borrowings	$103,942	$105,088

The Securitization Program matures on February 13, 2015 and effectively increases our borrowing capacity by up to $100,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. Interest for the Securitization Program is based on prevailing market rates for short-term commercial paper plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of June 28, 2014, our minimum borrowing requirement is $80,000.

In addition to the Securitization Program, we maintain short-term credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.

On May 22, 2014, we amended our U.S. revolving credit facility. The amendment increased the capacity on our revolving credit facility from $900,000 to $1,100,000 and extended the maturity of the credit facility to May 22, 2019. The amendment also provides an expansion option, which permits us to request an increase of up to $200,000 to the credit facility upon satisfaction of certain conditions. The credit facility is secured by substantially all of our U.S. assets.

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

Note 7 - Product Warranties

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Warranty accrual at beginning of period	$17,037	$16,450	$17,429	$18,859
Warranties issued during current period	3,231	3,550	7,134	6,483
Adjustments to pre-existing warranties	(311)	(666)	(835)	(1,141)
Reductions for settling warranties	(1,918)	(1,943)	(5,899)	(6,187)
Foreign currency translation	153	20	363	(603)
Warranty accrual at end of period	$18,192	$17,411	$18,192	$17,411

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
Derivatives designated as hedging instruments

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At June 28, 2014, we had interest rate swaps with notional amounts totaling $320,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 1.8%, including the applicable margin of 113 basis points as of June 28, 2014. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times between January 15, 2015 and June 5, 2017.

We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $33,131 at June 28, 2014. These contracts mature at various times through December 23, 2015.

These interest rate swaps and foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2014 or 2013.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $220,734 at June 28, 2014. The foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net gain (loss)	$3,416	$(2,835)	$5,941	$3,066

Summary of derivatives

The fair value and classification of derivatives is summarized as follows:

		June 28, 2014	September 28, 2013
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$85	$217
Foreign currency forwards	Other assets	—	100
	Total assets	$85	$317
Foreign currency forwards	Other accrued liabilities	$1,029	$1,342
Foreign currency forwards	Other long-term liabilities	91	636
Interest rate swaps	Other accrued liabilities	346	85
Interest rate swaps	Other long-term liabilities	309	42
	Total liabilities	$1,775	$2,105
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$699	$68
	Total assets	$699	$68
Foreign currency forwards	Other accrued liabilities	$826	$956
	Total liabilities	$826	$956

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of June 28, 2014:

	Classification	Level 1	Level 2	Level 3	Total
Foreign currency forwards	Other current assets	$—	$784	$—	$784
	Total assets	$—	$784	$—	$784
Foreign currency forwards	Other accrued liabilities	$—	$1,855	$—	$1,855
Foreign currency forwards	Other long-term liabilities	—	91	—	91
Interest rate swaps	Other accrued liabilities	—	346	—	346
Interest rate swaps	Other long-term liabilities	—	309	—	309
Acquisition contingent consideration	Other accrued liabilities	—	—	1,480	1,480
	Total liabilities	$—	$2,601	$1,480	$4,081

The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance at beginning of period	$2,422	$5,148	$4,007	$6,422
Acquisitions	—	(1,711)	—	2,565
Increase (decrease) in discounted future cash flows recorded as interest expense	(83)	25	73	244
Decrease in earn out provisions recorded as other expense (income)	(859)	—	(350)	(2,991)
Settlements paid in cash	—	—	(2,250)	(2,778)
Balance at end of period	$1,480	$3,462	$1,480	$3,462

Note 10 - Employee Benefit Plans

Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$5,392	$6,714	$16,178	$20,142
Interest cost	8,339	7,205	25,016	21,614
Expected return on plan assets	(10,844)	(10,335)	(32,531)	(31,005)
Amortization of prior service cost	38	2	112	6
Amortization of actuarial loss	4,086	6,901	12,259	20,703
Pension expense for defined benefit plans	7,011	10,487	21,034	31,460
Pension expense for defined contribution plans	3,417	2,794	9,748	7,959
Total pension expense for U.S. plans	$10,428	$13,281	$30,782	$39,419

Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$1,339	$1,235	$4,092	$3,646
Interest cost	1,491	1,476	4,543	4,297
Expected return on plan assets	(1,157)	(960)	(3,467)	(2,806)
Amortization of prior service credit	(12)	(12)	(35)	(38)
Amortization of actuarial loss	343	405	1,052	1,184
Pension expense for defined benefit plans	2,004	2,144	6,185	6,283
Pension expense for defined contribution plans	1,836	1,365	4,839	4,036
Total pension expense for non-U.S. plans	$3,840	$3,509	$11,024	$10,319

Net periodic benefit costs for the post-retirement health care benefit plan consists of:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$56	$73	$169	$219
Interest cost	156	137	468	412
Amortization of transition obligation	—	90	—	271
Amortization of actuarial gain	(65)	—	(196)	—
Total periodic post-retirement benefit cost	$147	$300	$441	$902

Actual contributions for the nine months ended June 28, 2014 and anticipated additional 2014 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$37,970	$6,151	$44,121
Anticipated	10,930	15,137	26,067
	$48,900	$21,288	$70,188

Note 11 - Restructuring
Restructuring expense is principally related to severance. Restructuring activity is as follows:

	Three Months Ended	Nine Months Ended
	June 28, 2014	June 28, 2014
Restructuring accrual at beginning of period	$2,051	$7,129
Cash payments	(989)	(6,124)
Foreign currency translation	(34)	23
Restructuring accrual at end of period	$1,028	$1,028

Obligations related to these costs are expected to be principally paid by December 31, 2014.

Note 12 - Income Taxes

The effective tax rates of 25.6% and 28.6% for the three and nine months ended June 28, 2014 and 28.1% and 28.5% for the three and nine months ended June 29, 2013 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 13 - Shareholders’ Equity

The changes in shareholders’ equity for the nine months ended June 28, 2014 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,613,060	7,666,653
Conversion of Class B to Class A	—	11,371	(11,371)
End of Period	51,280	43,624,431	7,655,282

ADDITIONAL PAID-IN CAPITAL
Beginning of period	447,478
Equity-based compensation expense	6,545
Issuance of treasury shares at more than cost	550
Adjustment to market - SECT, and other	12,057
End of period	466,630

RETAINED EARNINGS
Beginning of period	1,289,713
Net earnings	117,944
End of period	1,407,657

TREASURY STOCK
Beginning of period	(83,003)	(2,004,262)	(3,305,971)
Issuance of treasury shares	1,862	274,159	—
Purchase of treasury shares	(149,530)	(2,217,579)	(10,686)
End of period	(230,671)	(3,947,682)	(3,316,657)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(35,545)		(610,223)
Issuance of shares	1,144		18,444
Purchase of shares	(5,206)		(80,153)
Adjustment to market - SECT	(9,363)		—
End of period	(48,970)	—	(671,932)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(134,158)
Other comprehensive income	18,607
End of period	(115,551)
TOTAL SHAREHOLDERS' EQUITY	$1,530,375	39,676,749	3,666,693

The changes in AOCI, net of tax, by component for the nine months ended June 28, 2014 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated (loss) on derivatives	Total
AOCI at beginning of period	$40,572	$(173,695)	$(1,035)	$(134,158)
Other comprehensive income (loss) before reclassifications	10,711	—	(804)	9,907
Amounts reclassified from AOCI	—	7,868	832	8,700
Other comprehensive income	10,711	7,868	28	18,607
AOCI at end of period	51,283	$(165,827)	(1,007)	$(115,551)

The amounts reclassified from AOCI into earnings are as follows:

		Three Months Ended		Nine Months Ended
	Statement of earnings classification	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Retirement liability:
Prior service cost (credit)		$60	$(69)	$(187)	$(345)
Transition obligation		—	90	—	271
Actuarial losses		4,329	7,249	12,850	22,939
Reclassification from AOCI into earnings		4,389	7,270	12,663	22,865
Tax effect		(1,622)	(2,738)	(4,795)	(8,232)
Net reclassification from AOCI into earnings - expense (income)		$2,767	$4,532	$7,868	$14,633
Derivatives:
Foreign currency forwards	Sales	$—	$—	$(192)	$—
Foreign currency forwards	Cost of sales	406	(103)	1,368	(566)
Interest rate swaps	Interest	137	61	279	104
Reclassification from AOCI into earnings		543	(42)	1,455	(462)
Tax effect		(206)	16	(623)	191
Net reclassification from AOCI into earnings - expense (income)		$337	$(26)	$832	$(271)

The amounts deferred in AOCI related to derivatives are as follows:

		Net deferral in AOCI of derivatives - effective portion
		Three Months Ended		Nine Months Ended
	Statement of earnings classification	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign currency forwards	Sales	$—	$—	$3	$—
Foreign currency forwards	Cost of sales	994	(2,019)	(554)	(1,649)
Interest rate swaps	Interest	(552)	156	(743)	(47)
Net gain (loss)		442	(1,863)	(1,294)	(1,696)
Tax effect		(167)	722	490	652
Net deferral in AOCI of derivatives		$275	$(1,141)	$(804)	$(1,044)

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

Note 15 - Earnings per Share

Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Weighted-average shares outstanding - Basic	44,077,121	45,316,429	44,946,413	45,334,657
Dilutive effect of equity-based awards	592,127	520,136	595,148	455,702
Weighted-average shares outstanding - Diluted	44,669,248	45,836,565	45,541,561	45,790,359

Note 16 - Segment Information

Below are sales and operating profit by segment for the three and nine months ended June 28, 2014 and
June 29, 2013 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Nine Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Aircraft Controls	$294,194	$272,855	$834,420	$783,996
Space and Defense Controls	102,505	100,071	297,260	292,224
Industrial Systems	147,722	147,161	442,998	439,338
Components	110,587	112,546	314,433	310,625
Medical Devices	28,690	37,999	87,850	108,275
Net sales	$683,698	$670,632	$1,976,961	$1,934,458
Operating profit (loss) and margins:
Aircraft Controls	$30,342	$31,054	$87,980	$93,647
	10.3%	11.4%	10.5%	11.9%
Space and Defense Controls	8,664	6,711	25,523	22,610
	8.5%	6.7%	8.6%	7.7%
Industrial Systems	16,826	9,273	44,010	26,157
	11.4%	6.3%	9.9%	6.0%
Components	16,972	18,360	46,707	52,548
	15.3%	16.3%	14.9%	16.9%
Medical Devices	2,343	(2,775)	7,348	133
	8.2%	(7.3%)	8.4%	0.1%
Total operating profit	75,147	62,623	211,568	195,095
	11.0%	9.3%	10.7%	10.1%
Deductions from operating profit:
Interest expense	2,215	6,084	9,788	21,122
Equity-based compensation expense	1,553	949	6,545	5,673
Corporate expenses and other	6,724	7,964	30,112	21,643
Earnings before income taxes	$64,655	$47,626	$165,123	$146,657

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
We are contingently liable for $14,082 of standby letters of credit issued by a bank to third parties on our behalf at June 28, 2014.

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
We concentrate on providing our customers with products designed and manufactured to the highest quality standards. Our products are applied in demanding applications, when performance really matters®. In achieving a leadership position in the high performance, precision controls market, we have capitalized on our strengths, which include:

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

These strengths afford us the ability to innovate our current solutions into new, complimentary technologies, providing us the opportunity to advance our products from one market to another. In addition, we aim to provide more systems solutions for the platforms on which we currently participate while strengthening the current niche market positions that we serve. These activities will help us achieve our financial objectives of increasing our revenue base and improving our long term profitability and cash flow from operations. In doing so, we expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence. Our fundamental strategies to achieve our objectives include:

•
maintaining our technological excellence by building upon our systems integration capabilities while solving our customers’ most demanding technical problems, in applications when performance really matters®,

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

Also in 2013, we began exploring strategic options for the Medical Devices segment, including the possibility of selling the entire segment. We are now broadening our approach to also consider options for each of the product lines in this segment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustments into net income when a parent either sells part or all of its investment in a foreign entity, or when it no longer holds a controlling financial interest. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The provisions of this ASU are effective for fiscal years beginning after December 15, 2013 and interim periods within those fiscal years. This amendment is applicable to us beginning in the first quarter of 2015. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied using one of two prescribed retrospective methods, and no early adoption is permitted. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. This amendment is applicable to us beginning in the first quarter of 2018. We are currently evaluating the adoption of this standard on our financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase to Maturity Transactions, Repurchase Financings and Disclosures.” This ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, requires certain disclosures for transactions accounted for as sales and requires certain disclosures for other transactions accounted for as secured borrowings. The provisions of this ASU are effective for fiscal years beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. This amendment is applicable to us beginning in the third quarter of 2015. Other than requiring additional disclosures, the adoption of this standard is not expected to have a material impact on our financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended				Nine Months Ended
(dollars in millions, except per share data)	June 28, 2014	June 29, 2013	$ Variance	% Variance	June 28, 2014	June 29, 2013	$ Variance	% Variance
Net sales	$683.7	$670.6	$13.1	2%	$1,977.0	$1,934.5	$42.5	2%
Gross margin	29.6%	29.6%			30.3%	30.4%
Research and development expenses	$32.5	$33.1	$(0.6)	(2%)	$105.5	$103.6	$1.9	2%
Selling, general and administrative expenses as a percentage of sales	15.0%	14.4%			15.5%	15.6%
Interest expense	$2.2	$6.1	$(3.9)	(64%)	$9.8	$21.1	$(11.3)	(54%)
Restructuring	—	4.8	(4.8)	N/A	—	7.0	(7.0)	N/A
Other	0.3	10.1	(9.8)	N/A	10.7	7.6	3.0	39%
Effective tax rate	25.6%	28.1%			28.6%	28.5%
Net earnings	$48.1	$34.2	$13.9	41%	$117.9	$104.9	$13.1	12%
Diluted earnings per share	$1.08	$0.75	$0.33	44%	$2.59	$2.29	$0.30	13%

Net sales increased in the third quarter of 2014 compared to the third quarter of 2013. Sales increased in Aircraft Controls and, to a lesser extent, in Space and Defense Controls and Industrial Systems, while sales declined in Components and Medical Devices. All of the growth was organic sales growth, while foreign currency translation contributed $8 million of sales growth.

Net sales also increased in the first nine months of 2014 compared to the first nine months of 2013. Sales increased in all of our segments, except for Medical Devices. Acquisitions contributed $14 million of the sales growth in the first nine months of 2014 compared to the same period in 2013. Without the acquisition sales growth in Components and in Space and Defense Controls, their sales would have declined $4 million and $2 million, respectively.

Research and development expenses increased in the first nine months of 2014 compared to the same period in 2013. Within Aircraft Controls, research and development expenses increased $8 million for the start of activities on the Embraer E-Jets program. This increase was offset by decreasing development activity on the Boeing 787 and Airbus A350 programs, which declined $4 million and $3 million, respectively.

Selling, general and administrative expenses as a percentage of sales in the third quarter of 2014 increased compared to the third quarter of 2013. The costs associated with start up activities on a new ERP system contributed $4 million to this increase. Offsetting this impact was the benefit from our completed 2013 restructuring activities in Industrial Systems and Space and Defense Controls of $2 million and $1 million, respectively.

Selling, general and administrative expenses as a percentage of sales in the first nine months of 2014 declined compared to the same period in 2013. The main driver was $9 million of increased benefits from our completed restructuring activities in Industrial Systems and Space and Defense Controls. Additionally, within Medical Devices, the first nine months of 2013 included higher levels of professional services than the same period in 2014. However, offsetting these benefits was the cost associated with start up activities on a new ERP system, which increased selling, general and administrative expenses by $11 million in 2014.

Interest expense decreased in the third quarter of 2014 and the first nine months of 2014 as compared to the same periods in 2013. Most of the decrease is due to the recent redemptions of our senior subordinated notes. On December 19, 2013, we repurchased our 7¼% senior subordinated notes due on January 15, 2018. In doing so, we incurred a 3.625% call premium in the first quarter of 2014. On January 15, 2013, we repurchased our 6¼% senior subordinated notes at par.

In the second quarter of 2013, we initiated restructuring plans to better align our cost basis with our projected sales levels. These restructuring actions resulted in workforce reductions in our Industrial Systems, Aircraft Controls and Space and Defense Controls segments. Through the first nine months of 2014, the total restructuring savings were $9 million and are approximately 75% of our total projected annual benefits. This amount is in line with our expectations.

Other expense in the first nine months of 2014 includes payment of a $7 million call premium on the early redemption of our 7¼% senior subordinated notes and a $5 million write-down of a technology investment in Industrial Systems. Other expense in the third quarter of 2013 includes a $7 million loss in our Medical Devices segment on the sale of the Buffalo, New York Ethox Medical operations. Additionally, we had a $2 million write-down of an investment in Industrial Systems. Offsetting other expense in the first nine months of 2013 was recorded income in our Components and Aircraft Controls segments related to acquisitions with earn out provisions for which financial projections were not achieved.

The effective tax rate decreased in the third quarter of 2014 compared to the same period of 2013. The third quarter of 2014 included a tax deductible loss associated with the sale of the Buffalo, New York Ethox Medical operations.

Other comprehensive income increased in the third quarter of 2014 and in the first nine months of 2014. Foreign currency translation adjustments, driven primarily by the British pound relative to the U.S. dollar, were more beneficial, increasing $7 million in the third quarter and $29 million in the first nine months of 2014 compared to the same periods of 2013, respectively. The retirement liability adjustment decreased other comprehensive income by $2 million in the third quarter and $7 million in the first nine months of 2014 due to an increase in the assumed discount rate of our U.S. qualified defined benefit plan.

2014 Outlook – We expect sales in 2014 to increase 2% to $2.65 billion, with growth in Aircraft Controls, Space and Defense Controls and Components. We expect flat sales in Industrial Systems. We expect sales declines in Medical Devices partially due to the divestiture of the Buffalo, New York Ethox Medical operations and lower enteral sales. We expect an increase in profitability as our operating margin increases to 11.2% with higher margins in each of our segments except for Components and Aircraft Controls. We expect net earnings to increase 37% to $165 million, and diluted earnings per share to increase 39% to $3.65. We expect that our share repurchase program, which we initiated in the second quarter of 2014, will be offset by anticipated restructuring charges in the fourth quarter of 2014.

2015 Outlook – We expect sales in 2015 to increase 1% to $2.69 billion, with growth in Industrial Systems and Components as we see a recovery in our industrial markets. We also expect growth in Space and Defense Controls and Medical Devices. We expect flat sales in Aircraft Controls as the growth in Commercial OEM is offset by declines in our military business and in commercial aftermarket. We expect an increase in our profitability as our operating margin increases to 11.7%. We expect increases in Industrial Systems and Space and Defense Controls due to better mix and higher sales volumes. We expect flat margins in Aircraft Controls and Components. We expect net earnings to increase 10% to $181 million, and diluted earnings per share to increase 16% to $4.25. The difference between projected diluted earnings per share growth and projected net earnings growth is anticipated to come from the share repurchase program that we initiated in the second quarter of 2014.

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

Aircraft Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 28, 2014	June 29, 2013	$ Variance	% Variance	June 28, 2014	June 29, 2013	$ Variance	% Variance
Net sales - military aircraft	$147.7	$156.0	$(8.3)	(5%)	$426.1	$450.3	$(24.2)	(5%)
Net sales - commercial aircraft	146.5	116.9	29.6	25%	408.3	333.7	74.6	22%
	$294.2	$272.9	$21.3	8%	$834.4	$784.0	$50.4	6%
Operating profit	$30.3	$31.1	$(0.7)	(2%)	$88.0	$93.6	$(5.7)	(6%)
Operating margin	10.3%	11.4%			10.5%	11.9%
Backlog					$724.8	$637.9	$86.9	14%

Aircraft Controls' sales increased in our commercial market, however decreased in our military market in the third quarter and the nine months of 2014 compared to the same periods in 2013.

For both periods in 2014, commercial OEM sales to Boeing and Airbus increased due to the ramp up of new programs and volume increases. Sales to Boeing increased $20 million and $49 million and sales to Airbus increased $3 million and $12 million in third quarter and first nine months of 2014, respectively. Commercial aftermarket sales also increased $6 million in the third quarter of 2014 and $13 million in the first nine months of 2014 due to higher initial provisioning sales for the Boeing 787.

Partially offsetting the commercial growth in both periods of 2014 were military sales declines. In the third quarter of 2014, sales on the V-22 program decreased $7 million as activity slowed and sales on the F-35 production program decreased $3 million due to unusual timing of a new production order we received last year. In the first nine months of 2014, sales on the V-22 program decreased $13 million and F-35 development program decreased $11 million due to lower activity on both programs.

Operating margin in the third quarter of 2014 declined compared to the same quarter in 2013. The decline is primarily attributable to $4 million in higher additions to contract loss reserves associated with high early production costs on our commercial programs. Operating margin declined in the first nine months of 2014 compared to the first nine months of 2013. Research and development costs associated with the start of the Embraer E-Jets program increased $15 million, but was partially offset by a $4 million decline on the Boeing 787 and a $3 million decline on the Airbus A350 programs as development activity decreased. In addition, for the first nine months of 2014, we had $5 million of additional ERP system costs.

The increase of twelve-month backlog for Aircraft Controls at June 28, 2014 compared to June 29, 2013 is primarily related to increases in commercial orders.

2014 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 4% to $1.10 billion in 2014. Commercial aircraft sales are expected to increase 17% to $544 million due to stronger sales across our major OEM programs. Partially offsetting this growth is an expected 6% decline in military aircraft sales to $561 million. We expect a decline in military OEM sales as the F-35 development rate moderates and the V-22 production rates slow. We also expect a decline in our military aftermarket sales, reflecting our estimate of continued lower levels of defense spending. We expect our operating margin to decrease to 11.1% in 2014 from 12.0% in 2013 as high early production costs on commercial programs and increased research and development costs depress operating margins.

2015 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to remain flat at $1.1 billion in 2015. Commercial aircraft sales are expected to increase 3% to $563 million due to strong sales in our OEM programs, with sales on the Airbus A350 program driving the increase. Partially offsetting the OEM growth is an expected decrease in commercial aftermarket sales as the higher initial provisioning sales for the Boeing 787 do not repeat. We also expect a 4% decline in military sales. Activity on our major military OEM programs will continue to decline, while we expect sales across most of our military aftermarket programs to decrease as well. We expect our operating margin to remain flat at 11.1% in 2015. Margin headwinds include higher sales related to early commercial production programs, lower military sales, both domestic and foreign, offset by lower research and development costs.

Space and Defense Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 28, 2014	June 29, 2013	$ Variance	% Variance	June 28, 2014	June 29, 2013	$ Variance	% Variance
Net sales	$102.5	$100.1	$2.4	2%	$297.3	$292.2	$5.0	2%
Operating profit	$8.7	$6.7	$2.0	29%	$25.5	$22.6	$2.9	13%
Operating margin	8.5%	6.7%			8.6%	7.7%
Backlog					$275.3	$260.5	$14.8	6%

Space and Defense Controls' sales increased in the third quarter of 2014 compared to the same period in 2013. Sales in our space market increased, but were mostly offset by declines in our defense market. Within our space market, sales increased $4 million for spacecraft controls and $4 million due to the increase of activity on NASA's Soft Capture System. These increases were partially offset by a $6 million decrease in our defense market as last year's higher level of LAV-25 sales did not repeat.

Sales in the first nine months of 2014 increased compared to the sales in the first nine months of 2013. The increased activity on NASA's Soft Capture System increased sales in our space market by $12 million. In our defense market, sales for a missile defense system increased $7 million, but this increase was more than offset by a $12 million decline on the LAV-25 program as 2014 was impacted by the cyclical nature of the program.

Operating margin increased in the third quarter of 2014 compared to the same period of 2013. The third quarter of 2014 benefited from the absence of a $5 million charge associated with a technical challenge in one of our earlier space market acquisitions. Also, operating profit increased $2 million due to the benefits realized from the restructuring expense we incurred in the third quarter of 2013. Offsetting most of this improvement was a decline in operating profit due mostly to the absence of spares sales on a defense controls program.

Operating margin also increased in the first nine months of 2014 compared to the first nine months of 2013. The 2014 operating profit included $6 million of benefits realized from the 2013 restructuring activities. These restructuring savings are approximately 75% of our total expected annual benefits and are in line with our expectations. We also benefited from a $2 million settlement in the second quarter of 2014. Offsetting most of this improvement was an operating profit decline as we had we had benefited from higher profitable spares sales in the prior year.

The increased level in twelve-month backlog at June 28, 2014 is mainly due to increases on launch vehicle programs. The increases are partly offset by decreases due to work completed on satellite programs.

2014 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 4% to $410 million in 2014. We expect higher sales as we benefit from multiple launch vehicle programs for NASA as well as benefiting from a full year of the Broad Reach Engineering acquisition. We expect our defense sales to increase due to foreign opportunities on a missile defense system, but to be mostly offset by lower orders on the LAV-25 program. We expect our operating margin to increase to 9.1% in 2014 from 6.4% in 2013, as we receive the benefit of last year's restructuring activities and are no longer negatively impacted by the prior year's restructuring expense.

2015 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 2% to $418 million in 2015. We expect sales in our defense market to increase due to stronger domestic and foreign sales on military vehicle controls as well as higher security sales. Offsetting this growth is an expected lower level of satellite component sales. We expect our operating margin to increase to 10.3% in 2015 from 9.1% in 2014 as we benefit from a more favorable sales mix.

Industrial Systems

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 28, 2014	June 29, 2013	$ Variance	% Variance	June 28, 2014	June 29, 2013	$ Variance	% Variance
Net sales	$147.7	$147.2	$0.6	—%	$443.0	$439.3	$3.7	1%
Operating profit	$16.8	$9.3	$7.6	81%	$44.0	$26.2	$17.9	68%
Operating margin	11.4%	6.3%			9.9%	6.0%
Backlog					$184.7	$211.0	$(26.3)	(12%)

Industrial Systems' sales increased slightly in both the third quarter and in the first nine months of 2014 compared to the same periods in 2013. Sales in our industrial automation market improved, but were offset by declines in our simulation and test market.

Within our industrial automation market, sales increased $6 million in the third quarter of 2014 and $14 million in the first nine months of 2014 compared to the same periods of 2013, as most of our market categories improved. The largest increase in the third quarter was a $2 million increase in our European metal forming and presses business.

Within our simulation and test market, sales declined $6 million in the third quarter of 2014 and $11 million in the first nine months of 2014. We had lower orders from our larger simulation customers, which caused sales to decline compared to the same periods of 2013.

Operating margin increased in the third quarter of 2014 compared to the same period of 2013. The increase is due in part to the absence of $3 million of restructuring expense we incurred in the the third quarter of 2013. Additionally, operating profit increased $3 million as we realized the benefits from that restructuring. Also, operating profit increased due to the absence of a $2 million investment write-down we incurred in the third quarter of 2013.

Operating margin increased in the first nine months of 2014 compared to the same period of 2013. Operating profit improved by $10 million as we realized the benefits associated with the 2013 restructuring activities. The year-to-date amount is approximately 75% of the expected annual benefit of the activities and is in line with our expectations. Additionally, the absence of last year's $5 million restructuring expense, current year cost containment activities, lower material costs and lower levels of professional services helped to improve operating margin. However, the operating margin in the first nine months of 2014 was negatively impacted by a $5 million write-down of a technology investment.

The twelve-month backlog for Industrial Systems at June 28, 2014 decreased compared to June 29, 2013 due to declining orders from our simulation and test market, as well as timing on orders in our non-wind energy market.

2014 Outlook for Industrial Systems – We expect sales in Industrial Systems to remain relatively flat at $590 million in 2014. We expect sales in our industrial automation market to increase, reflecting the continued improvement in this market. We expect sales in our energy market to remain flat, and we expect a sales decline in our simulation and test market as a few large customers reduce their inventory levels. We expect that our operating margin will increase to 10.5% in 2014 from 7.1% in 2013, as we receive the benefit of last year's restructuring activities and are no longer negatively impacted by the prior year's restructuring expense.

2015 Outlook for Industrial Controls – We expect sales in Industrial Systems to increase 3% to $608 million in 2015. We expect sales in our simulation and test market to increase as we recover from the low level of simulation product sales in 2014. We also expect an increase in our energy market as our new wind AC system application ramps up in Brazil. We expect that our operating margin will increase to 12.0% in 2015 from 10.5% in 2014 as we benefit from higher sales and a more favorable mix.

Components

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 28, 2014	June 29, 2013	$ Variance	% Variance	June 28, 2014	June 29, 2013	$ Variance	% Variance
Net sales	$110.6	$112.5	$(2.0)	(2%)	$314.4	$310.6	$3.8	1%
Operating profit	$17.0	$18.4	$(1.4)	(8%)	$46.7	$52.5	$(5.8)	(11%)
Operating margin	15.3%	16.3%			14.9%	16.9%
Backlog					$181.9	$186.5	$(4.6)	(2%)

Components' sales were relatively flat in third quarter and in the first nine months of 2014 compared to the same periods in 2013. Sales decreased in our aerospace and defense market while sales increased in our non-aerospace and defense market.

In our non-aerospace and defense market, sales increased $2 million in the third quarter of 2014 compared to the third quarter of 2013. The growth was attributable to offshore exploration applications in our marine energy market. Sales increased $13 million in the first nine months of 2014 compared to the same period last year. Incremental sales from our Aspen Motion Technologies acquisition provided $7 million in sales growth, and sales in our industrial automation market increased due to growth in our motor product line.

In our aerospace and defense market, sales decreased $4 million in the third quarter of 2014 and $10 million in the first nine months of 2014 compared to the same periods of 2013. These decreased sales were largely driven by lower defense spending across various aircraft and space and defense programs.

Operating margin decreased in both the third quarter and in the first nine months of 2014 compared to the same periods of 2013. Half of the decrease in the third quarter is attributable to costs associated with start up activities on a new ERP system and the remaining half is attributable to unfavorable sales mix. In the first nine months of 2014, operating margin decreased as the first nine months of 2013 included a $2 million benefit associated with an unachieved earn out provision related to an acquisition. Start up activities on the new ERP system in 2014 contributed for a similar amount of the decrease. In addition, there was an unfavorable mix as we had lower marine sales.

The twelve-month backlog for Components at June 28, 2014 and June 29, 2013 are comparable.

2014 Outlook for Components – We expect sales to increase 3% to $429 million in 2014 with more than half of the sales growth coming from our Aspen Motion Technologies acquisition in our non-aerospace and defense market. We expect marine sales in our energy market to increase as well. Partially offsetting this growth is an expected 6% sales decrease in our aerospace and defense market, as declining sales on military vehicles continue to reflect the general slowdown in military spending. We expect our operating margin will moderate to 15.0% in 2014 from 16.5% in 2013, reflecting a slightly less favorable mix of sales.

2015 Outlook for Components – We expect sales to increase 3% to $440 million in 2015 with growth from both our aerospace and defense and non-aerospace and defense markets. We expect most of the growth in our aerospace and defense market to come from higher sales in the space market and higher foreign military vehicle sales. We expect most of the growth in our non-aerospace and defense market to come from our industrial market, reflecting the general improvement in domestic economic conditions. We expect our operating margin to be 14.8% in 2015.

Medical Devices

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 28, 2014	June 29, 2013	$ Variance	% Variance	June 28, 2014	June 29, 2013	$ Variance	% Variance
Net sales	$28.7	$38.0	$(9.3)	(24%)	$87.9	$108.3	$(20.4)	(19%)
Operating profit	$2.3	$(2.8)	$5.1	(184%)	$7.3	$0.1	$7.2	N/A
Operating margin	8.2%	(7.3%)			8.4%	0.1%
Backlog					$14.8	$10.1	$4.7	47%

Medical Devices' sales decreased in the third quarter of 2014 when compared to the third quarter of 2013, with declines in all of our major product categories. Medical Devices' sales also decreased in the first nine months of 2014 compared to the same time period in 2013.

Pump and set sales together declined $7 million in the third quarter and $12 million in the first nine months of 2014, due in part to lower sales to a distribution partner and lower pump sales volumes. Also, we benefited from Buffalo, New York Ethox Medical sales of $3 million and $9 million in the third quarter and in the first nine months of 2013, respectively, that did not repeat in 2014 due to the divestiture of that operation in June 2013. Additionally, pump assembly sales were down $2 million in the third quarter and $6 million in the first nine months of 2014 due to stronger than normal sales in 2013. Offsetting these declines were strong sales in our sensors and handpieces products, which increased $3 million and $5 million in the same periods.

Operating margin in the third quarter and the first nine months of 2014 increased compared to the same periods in 2013. The loss on the divestiture of the Buffalo, New York Ethox Medical operation in June 2013 was primarily responsible for the increased operating margin in both periods. Cost containment activities and reductions in freight expense also helped to drive the operating margin higher.

Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.

2014 Outlook for Medical Devices – We expect sales in 2014 to decrease 20% to $117 million. We expect that lost sales from the Buffalo, New York Ethox Medical divestiture and lower enteral pump and set sales will contribute to the majority of the sales declines. We expect our operating margin to improve to 8.3% in 2014 from 1.8% in 2013 excluding the charges from goodwill impairment taken in 2013.

2015 Outlook for Medical Devices – We expect sales in 2015 to increase 2% to $120 million. We expect sales increases in our pumps and sets products as we benefit from higher sales volumes. However, we expect a 9% decrease related to sensors and handpieces products as the favorable sales volumes in 2014 does not repeat in 2015. We expect our operating margin to improve to 8.8% in 2015 from 8.3% in 2014 as we continue to manage our costs.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
(dollars in millions)	June 28, 2014	June 29, 2013	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$210.0	$160.5	$49.5	31%
Investing activities	(66.2)	(150.9)	84.6	(56%)
Financing activities	(85.3)	4.4	(89.6)	N/A

Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.

At June 28, 2014, our cash balance was $216 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. If we decide to repatriate foreign funds, we would then be required to pay U.S. income taxes on those funds.

Operating activities

Cash provided by operating activities increased in the first nine months of 2014 compared to the first nine months of 2013. We benefited $48 million due to favorable timing on collections of receivables, primarily in our Space and Defense Controls and Medical Devices segments. We also benefited $22 million due to higher work downs of inventory, primarily in our Aircraft Controls segment. The change in the cash provided by operating activities was negatively impacted by $24 million due to higher levels of pension contributions.

Investing activities

Cash used by investing activities for the first nine months of 2014 includes $58 million used for capital expenditures and $9 million used to redeem our 7¼% senior subordinated notes that were invested in our supplementary retirement plan. Cash used by investing activities in the first nine months of 2013 includes $70 million used for two acquisitions, one in our Space and Defense Controls segment and one in our Components segment, $63 million used for capital expenditures, $13 million resulting from redeeming our 6¼% senior subordinated notes that were invested in our supplementary retirement plan and a $6 million loan to another company for strategic technology development.

We expect our 2014 capital expenditures to be approximately $90 million, and we expect our 2015 capital expenditures to be approximately $100 million.

Financing activities

The cash used by financing activities for the first nine months of 2014 includes $141 million to fund our stock repurchase program and $7 million for the call premium on our 7¼% senior subordinated notes. Within financing activities in 2014, we used credit facility borrowings to fund the redemption of our 7¼% senior subordinated notes. Cash provided by financing activities for the first nine months of 2013 includes borrowings to fund a higher level of acquisitions. Within financing activities in 2013, we used credit facility borrowings to fund the redemption of our 6¼% senior subordinated notes.

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

On May 22, 2014, we amended our U.S. revolving credit facility. The amendment increased the capacity on our revolving credit facility from $900 million to $1,100 million and extended the maturity of the credit facility to May 22, 2019. The amendment also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $670 million at June 28, 2014. Interest on the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 113 basis points at June 28, 2014 and will increase to 138 basis points during the fourth quarter of 2014. The credit facility is secured by substantially all of our U.S. assets.

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

At June 28, 2014, we had $430 million of unused borrowing capacity, including $416 million from the U.S. revolving credit facility after considering standby letters of credit. The entire unused borrowing capacity as of June 28, 2014 was available to us without violating any of our U.S. revolving credit facility covenants.

We have a trade receivables securitization facility (the "Securitization Program"), which terminates on February 13, 2015. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. We had an outstanding balance of $100 million at June 28, 2014. The Securitization Program reduced the amount outstanding under our U.S. revolving credit facility and increased the amount of short-term borrowings. The Securitization Program has a minimum borrowing requirement, which was $80 million at June 28, 2014. Interest on the secured borrowings under the Securitization Program was 80 basis points at June 28, 2014 and is based on prevailing market rates for short-term commercial paper plus an applicable margin.

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

Net debt to capitalization was 27% at June 28, 2014 and 26% at September 28, 2013. The increase in net debt to capitalization is primarily due to our share repurchase program, mostly offset by net earnings in the first nine months of 2014.

We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.

On January 24, 2014, the Board of Directors amended our share repurchase program. The program includes both Class A and Class B common shares, and allows us to buy up to an aggregate four million common shares, approximately 9% of all common shares outstanding, at management's discretion. Under this program, we have purchased approximately 2,132,000 shares for $143 million as of June 28, 2014.

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
Additional cuts to the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the 2011 Budget Control Act, will have ramifications for the aerospace and defense market. The Budget Control Act provides that cuts of approximately $500 billion over the next decade (which is generally referred to as sequestration) are uniform by category for programs, projects and activities within accounts. The Bipartisan Budget Act of 2013, passed and signed into law in January 2014, provides some opportunities to lessen the effects of sequestration. Although federal agencies have received guidance from the Office of Management and Budget of how to implement the new spending parameters of sequestration, at this time, we do not have material information from our defense customers that would allow us to reliably estimate the impact of sequestration or the Bipartisan Budget Act of 2013. We believe that our military sales remain likely to be most affected due to lower defense spending. Currently, we have approximately $650 million in U.S. defense sales forecasted for 2014.
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
Foreign Currencies

We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in our Industrial Systems segment. About one-third of our 2013 sales were denominated in foreign currencies. The translation of the results of our foreign subsidiaries into U.S. dollars did not have a significant impact on our sales in the first nine months of 2014 compared to the same period one year ago.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission issued an updated version of its Internal Control - Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework provides principles-based guidance for designing and implementing effective internal controls. The 1992 Framework remains available during the transition period, which extends to December 15, 2014. As of June 28, 2014, we continue to utilize the 1992 Framework.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended June 28, 2014.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (3)
March 30, 2014 - April 30, 2014	802,702	$64.36	776,256	2,865,905
May 1, 2014 - May 31, 2014	754,499	70.01	732,679	2,133,226
June 1, 2014 - June 28, 2014	279,152	71.97	265,160	1,868,066
Total	1,836,353	$67.84	1,774,095	1,868,066

(1)
Reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. Retirement Savings Plan (RSP) as follows: 33 shares at $64.97 per share on April 24, 2014 and 6,515 shares at $70.59 per share during May. Purchases by the SECT from members of the Moog family included: 1,700 shares of Class B common stock at $64.33 per share during April .

(2)
In connection with the exercise of stock options, we accept, from time to time, delivery of shares to pay the exercise price of stock options. During April, we accepted delivery of 24,713 shares at $65.76 per share, in May, we accepted delivery of 15,305 shares at $69.25 per share and in June, we accepted delivery of 13,992 shares at $71.95 per share, in connection with the exercise of stock options.

(3)
In December 2011, the Board of Directors authorized a share repurchase program, which was amended in January 2014. The program permits the purchase of up to 4,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. During April, we purchased 775,956 Class A shares at an average price of $64.31 per share and 300 Class B shares at an average price of $66.35 per share. In May, we purchased 728,434 Class A shares at an average price of $70.02 per share and 4,245 Class B shares at an average price of $71.43 per share. In June, we purchased 262,659 Class A shares at an average price of $71.97 per share and 2,501 Class B shares at an average price of $71.76 per share.

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

Moog Inc.

(Registrant)

Date:	July 30, 2014	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2014	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2014	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)