Form 10-K/A
period 2014-09-27
MOOG INC.
filed 2014-12-16
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
Yes ☐    No ☒
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on March 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,561 million.
The number of shares of common stock outstanding as of the close of business on November 5, 2014 was: Class A 37,074,391 Class B 3,577,679.
Portions of the 2014 Proxy Statement to Shareholders (“2014 Proxy”) are incorporated by reference into Part III of this Form 10-K.

Explanatory Note
Moog Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended September 27, 2014, as filed with the Securities and Exchange Commission on November 10, 2014 (the “Original Filing”), solely to correct a scaling error to the Company's aggregate market value of the common stock outstanding and held by non-affiliates.
In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains currently-dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, this Amendment does not modify or update any other disclosure contained in the Original Filing.

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

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MOOG INC.

Dated:	December 16, 2014	By:	/s/ Jennifer Walter
		Name:	Jennifer Walter
Controller