Form 10-Q
period 2015-01-03
MOOG INC.
filed 2015-02-03
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 1-05129
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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of January 29, 2015 was:
Class A common stock, $1.00 par value, 36,314,621 shares
Class B common stock, $1.00 par value, 3,538,624 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	January 3, 2015	September 27, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$240,240	$231,292
Receivables	706,373	780,874
Inventories	523,823	517,056
Other current assets	128,906	134,842
TOTAL CURRENT ASSETS	1,599,342	1,664,064
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $647,142 and $639,076, respectively	546,329	555,348
GOODWILL	746,557	757,852
INTANGIBLE ASSETS, net	166,391	178,070
OTHER ASSETS	57,116	53,118
TOTAL ASSETS	$3,115,735	$3,208,452
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$100,415	$103,660
Current installments of long-term debt	36	5,262
Accounts payable	153,148	162,667
Customer advances	143,094	145,500
Contract loss reserves	33,914	35,984
Other accrued liabilities	223,479	269,731
TOTAL CURRENT LIABILITIES	654,086	722,804
LONG-TERM DEBT, excluding current installments
Senior debt	551,099	765,114
Senior notes	300,000	—
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	279,219	288,216
DEFERRED INCOME TAXES	89,545	83,931
OTHER LONG-TERM LIABILITIES	1,670	972
TOTAL LIABILITIES	1,875,619	1,861,037
COMMITMENTS AND CONTINGENCIES (Note 16)	—	—
SHAREHOLDERS' EQUITY
Common stock	51,280	51,280
Other shareholders' equity	1,188,836	1,296,135
TOTAL SHAREHOLDERS' EQUITY	1,240,116	1,347,415
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,115,735	$3,208,452
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	January 3, 2015	December 28, 2013
NET SALES	$630,523	$643,385
COST OF SALES	446,605	444,076
GROSS PROFIT	183,918	199,309
Research and development	31,321	35,755
Selling, general and administrative	97,827	99,901
Interest	5,368	5,129
Redemption of senior subordinated notes	—	8,002
Other	(36)	3,665
EARNINGS BEFORE INCOME TAXES	49,438	46,857
INCOME TAXES	14,173	14,760
NET EARNINGS	$35,265	$32,097

NET EARNINGS PER SHARE
Basic	$0.87	$0.71
Diluted	$0.86	$0.70

AVERAGE COMMON SHARES OUTSTANDING
Basic	40,594,886	45,384,652
Diluted	41,080,179	46,010,035
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(dollars in thousands)	January 3, 2015	December 28, 2013
NET EARNINGS	$35,265	$32,097
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(42,906)	5,934
Retirement liability adjustment	5,574	2,420
Change in accumulated loss on derivatives	250	(530)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(37,082)	7,824
COMPREHENSIVE INCOME (LOSS)	$(1,817)	$39,921
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
(dollars in thousands)	January 3, 2015	December 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$35,265	$32,097
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	19,833	19,444
Amortization	6,741	7,950
Equity-based compensation expense	3,398	3,774
Redemption of senior subordinated notes	—	8,002
Other	7,824	5,631
Changes in assets and liabilities providing (using) cash:
Receivables	62,772	36,329
Inventories	(15,381)	(2,270)
Accounts payable	(6,528)	(16,042)
Customer advances	(1,019)	383
Accrued expenses	(35,922)	(25,964)
Accrued income taxes	(3,060)	3,081
Pension assets and liabilities	970	(3,360)
Other assets and liabilities	3,580	(820)
NET CASH PROVIDED BY OPERATING ACTIVITIES	78,473	68,235

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(20,160)	(20,019)
Other investing transactions	71	(8,577)
NET CASH USED BY INVESTING ACTIVITIES	(20,089)	(28,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short term repayments	(3,236)	(600)
Net (repayments) proceeds from revolving lines of credit	(214,000)	182,165
Net (repayments) proceeds on long-term debt	(5,234)	36
Proceeds from senior notes, net of issuance costs	294,718	—
Payments on senior subordinated notes	—	(191,575)
Payment of premium on redemption of senior subordinated notes	—	(6,945)
Proceeds from sale of treasury stock	9,951	1,530
Purchase of outstanding shares for treasury	(122,443)	(2,617)
Purchase of stock held by SECT	(4,460)	(1,792)
Excess tax benefits from equity-based payment arrangements	4,855	1,112
NET CASH USED BY FINANCING ACTIVITIES	(39,849)	(18,686)

Effect of exchange rate changes on cash	(9,587)	1,526
INCREASE IN CASH AND CASH EQUIVALENTS	8,948	22,479
Cash and cash equivalents at beginning of period	231,292	157,090
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$240,240	$179,569

CASH PAID FOR:
Interest	$3,429	$9,274
Income taxes, net of refunds	6,263	10,961
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Three Months Ended January 3, 2015
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended January 3, 2015 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 27, 2014. All references to years in these financial statements are to fiscal years.
Certain prior year amounts have been reclassified to conform to the current year's presentation. The consolidated condensed statements of cash flows has been restated to provide additional detail of financing activities.
Note 2 - Receivables
Receivables consist of:

	January 3, 2015	September 27, 2014
Accounts receivable	$293,345	$332,450
Long-term contract receivables:
Amounts billed	98,425	125,497
Unbilled recoverable costs and accrued profits	304,361	313,530
Total long-term contract receivables	402,786	439,027
Other	15,107	13,738
Total receivables	711,238	785,215
Less allowance for doubtful accounts	(4,865)	(4,341)
Receivables	$706,373	$780,874
We securitize certain trade receivables in transactions that are accounted for as secured borrowings (Securitization Program). We maintain a subordinated interest in a portion of the pool of trade receivables that are securitized. The retained interest, which is included in Receivables in the consolidated condensed balance sheets, is recorded at fair value, which approximates the total amount of the designated pool of accounts receivable. Refer to Note 5, Indebtedness, for additional disclosures related to the Securitization Program.
Note 3 - Inventories
Inventories, net of reserves, consist of:

	January 3, 2015	September 27, 2014
Raw materials and purchased parts	$199,269	$198,166
Work in progress	259,010	251,701
Finished goods	65,544	67,189
Inventories	$523,823	$517,056
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of January 3, 2015 and September 27, 2014.

Note 4 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Balance as of September 27, 2014	Foreign Currency Translation	Balance as of January 3, 2015
Aircraft Controls	$192,852	$(3,708)	$189,144
Space and Defense Controls	159,607	(647)	158,960
Industrial Systems	118,009	(4,179)	113,830
Components	202,910	(2,171)	200,739
Medical Devices	84,474	(590)	83,884
Goodwill	$757,852	$(11,295)	$746,557
Goodwill at September 27, 2014, in our Medical Devices reporting unit, is net of a $38,200 accumulated impairment loss. Certain factors, including industry conditions and the future profitability of our business might have a negative impact on the carrying value of our goodwill and we may incur additional goodwill impairment charges.
The components of acquired intangible assets are as follows:

		January 3, 2015		September 27, 2014
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$176,945	$(103,818)	$180,670	$(102,251)
Program-related	18	76,340	(24,052)	80,054	(24,065)
Technology-related	9	74,905	(46,814)	76,057	(46,296)
Marketing-related	10	26,296	(15,201)	26,707	(14,779)
Acquired intangible assets	12	$354,486	$(189,885)	$363,488	$(187,391)
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
Amortization of acquired intangible assets was $6,660 for the three months ended January 3, 2015 and $7,563 for the three months ended December 28, 2013. Based on acquired intangible assets recorded at January 3, 2015, amortization is expected to be approximately $24,700 in 2015, $23,200 in 2016, $20,000 in 2017, $18,200 in 2018 and $16,300 in 2019.

Note 5 - Indebtedness
Short-term borrowings consist of:

	January 3, 2015	September 27, 2014
Securitization program	$100,000	$100,000
Lines of credit	415	3,660
Short-term borrowings	$100,415	$103,660
The Securitization Program matures on February 13, 2015 and effectively increases our borrowing capacity by up to $100,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. Interest for the Securitization Program is based on prevailing market rates for short-term commercial paper plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of January 3, 2015, our minimum borrowing requirement is $80,000.
In addition to the Securitization Program, we maintain short-term credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
On November 21, 2014, we completed the sale of $300,000 aggregate principal amount of 5.25% senior notes due December 1, 2022 at par with interest paid semiannually on June 1 and December 1 of each year, commencing on June 1, 2015. The aggregate net proceeds of $294,718 were used to repay indebtedness under our U.S. bank credit facility, thereby increasing the unused portion of our revolving credit facility.
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
On December 19, 2013, we repurchased our 7.25% senior subordinated notes due on January 15, 2018 at 103.625%, pursuant to an early redemption right. We redeemed the aggregate principal amount of $200,000 using proceeds drawn from our U.S. revolving credit facility. The associated loss on the redemption includes $6,945 of call premium paid to external bondholders and a $1,057 write off of deferred debt issuance costs.

Note 6 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	January 3, 2015	December 28, 2013
Warranty accrual at beginning of period	$19,953	$17,429
Warranties issued during current period	1,465	1,787
Adjustments to pre-existing warranties	(1,132)	(599)
Reductions for settling warranties	(1,238)	(1,380)
Foreign currency translation	(722)	132
Warranty accrual at end of period	$18,326	$17,369
Note 7 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At January 3, 2015, we had interest rate swaps with notional amounts totaling $320,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.0%, including the applicable margin of 138 basis points as of January 3, 2015. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times between January 15, 2015 and June 5, 2017.
We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $41,297 at January 3, 2015. These contracts mature at various times through August 26, 2016.
These interest rate swaps and foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2015 or 2014.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $145,420 at January 3, 2015. The foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended
	January 3, 2015	December 28, 2013
Net gain	$933	$940
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		January 3, 2015	September 27, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$—	$70
Interest rate swaps	Other assets	1	107
	Total assets	$1	$177
Foreign currency forwards	Other accrued liabilities	$1,090	$1,521
Foreign currency forwards	Other long-term liabilities	326	494
Interest rate swaps	Other accrued liabilities	145	110
Interest rate swaps	Other long-term liabilities	68	28
	Total liabilities	$1,629	$2,153
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$1,283	$821
	Total assets	$1,283	$821
Foreign currency forwards	Other accrued liabilities	$2,235	$2,991
	Total liabilities	$2,235	$2,991
Note 8 - Fair Value
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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of January 3, 2015:

	Classification	Level 1	Level 2	Level 3	Total
Foreign currency forwards	Other assets	$—	$1,283	$—	$1,283
Interest rate swaps	Other assets	—	1	—	1
	Total assets	$—	$1,284	$—	$1,284
Foreign currency forwards	Other accrued liabilities	$—	$3,325	$—	$3,325
Foreign currency forwards	Other long-term liabilities	—	326	—	326
Interest rate swaps	Other accrued liabilities	—	145	—	145
Interest rate swaps	Other long-term liabilities	—	68	—	68
	Total liabilities	$—	$3,864	$—	$3,864
There were no financial liabilities classified as Level 3 within the fair value hierarchy for the three months ended January 3, 2015. The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

Three Months Ended
December 28, 2013
Balance at beginning of period	$4,007
Increase in discounted future cash flows recorded as interest expense	97
Increase in earn out provisions recorded as other expense	576
Balance at end of period	$4,680

Note 9 - Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended
	January 3, 2015	December 28, 2013
Service cost	$5,909	$5,393
Interest cost	8,507	8,339
Expected return on plan assets	(11,784)	(10,844)
Amortization of prior service cost	37	37
Amortization of actuarial loss	5,589	4,086
Pension expense for defined benefit plans	8,258	7,011
Pension expense for defined contribution plans	3,534	3,039
Total pension expense for U.S. plans	$11,792	$10,050
Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended
	January 3, 2015	December 28, 2013
Service cost	$1,591	$1,362
Interest cost	1,265	1,509
Expected return on plan assets	(1,339)	(1,143)
Amortization of prior service credit	(13)	(15)
Amortization of actuarial loss	587	350
Pension expense for defined benefit plans	2,091	2,063
Pension expense for defined contribution plans	1,686	1,424
Total pension expense for non-U.S. plans	$3,777	$3,487
Net periodic benefit costs for the post-retirement health care benefit plan consists of:

	Three Months Ended
	January 3, 2015	December 28, 2013
Service cost	$56	$56
Interest cost	144	156
Amortization of actuarial gain	(26)	(65)
Total periodic post-retirement benefit cost	$174	$147
Actual contributions for the three months ended January 3, 2015 and anticipated additional 2015 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$5,574	$3,791	$9,365
Anticipated	47,002	4,768	51,770
	$52,576	$8,559	$61,135

Note 10 - Restructuring
In 2013, we initiated restructuring plans to better align our cost structure with projected sales levels. The restructuring actions taken have resulted in workforce reductions, primarily in the U.S., Europe and Asia.
In 2014, we initiated restructuring plans in response to the business outlook, which includes a change in the mix of sales and delays and cancellations of orders for certain product lines. The restructuring actions taken have resulted in workforce reductions, primarily in the U.S. and Europe.
Restructuring activity for severance by segment is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at September 27, 2014	5,439	5,764	186	11,389
Adjustments to provision	(355)	(329)	—	(684)
Payments - 2013 plan	—	(381)	—	(381)
Payments - 2014 plan	(2,310)	(2,034)	(182)	(4,526)
Foreign currency translation	(19)	(32)	(4)	(55)
Balance at January 3, 2015	$2,755	$2,988	$—	$5,743
Payments related to these severance benefits are expected to be paid in full by April 4, 2015 for the 2013 plan and primarily by October 3, 2015 for the 2014 plan, with the exception of amounts classified as long-term liabilities based on payment arrangements. As of January 3, 2015, restructuring consists of $5,634 for the 2014 plan and $109 for the 2013 plan.
Note 11 - Income Taxes
The effective tax rates of 28.7% for the three months ended January 3, 2015 and 31.5% and for the three months ended December 28, 2013 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 12 - Shareholders’ Equity
The changes in shareholders’ equity for the three months ended January 3, 2015 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,627,531	7,652,182
Conversion of Class B to Class A	—	1,269	(1,269)
End of Period	51,280	43,628,800	7,650,913

ADDITIONAL PAID-IN CAPITAL
Beginning of period	463,965
Equity-based compensation expense	3,398
Issuance of treasury shares	(3,142)
Adjustment to market - SECT, and other	8,511
End of period	472,732

RETAINED EARNINGS
Beginning of period	1,447,911
Net earnings	35,265
End of period	1,483,176

TREASURY STOCK
Beginning of period	(360,445)	(5,806,702)	(3,319,038)
Issuance of treasury shares	13,093	447,713	—
Purchase of treasury shares	(119,226)	(1,682,286)	(2,238)
End of period	(466,578)	(7,041,275)	(3,321,276)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(48,458)		(710,841)
Purchase of shares	(4,460)		(62,245)
Adjustment to market - SECT	(3,656)		—
End of period	(56,574)	—	(773,086)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(206,838)
Other comprehensive income (loss)	(37,082)
End of period	(243,920)
TOTAL SHAREHOLDERS' EQUITY	$1,240,116	36,587,525	3,556,551
The changes in AOCI, net of tax, by component for the three months ended January 3, 2015 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated (loss) on derivatives	Total
AOCI at beginning of period	$9,254	$(214,984)	$(1,108)	$(206,838)
Other comprehensive income (loss) before reclassifications	(42,906)	—	(316)	(43,222)
Amounts reclassified from AOCI	—	5,574	566	6,140
Other comprehensive income (loss)	(42,906)	5,574	250	(37,082)
AOCI at end of period	$(33,652)	$(209,410)	$(858)	$(243,920)

The amounts reclassified from AOCI into earnings are as follows:

		Three Months Ended
	Statement of earnings classification	January 3, 2015	December 28, 2013
Retirement liability:
Prior service cost (credit)		$293	$(327)
Actuarial losses		7,552	4,298
Reclassification from AOCI into earnings		7,845	3,971
Tax effect		(2,271)	(1,551)
Net reclassification from AOCI into earnings - expense (income)		$5,574	$2,420
Derivatives:
Foreign currency forwards	Sales	$—	$(192)
Foreign currency forwards	Cost of sales	505	371
Interest rate swaps	Interest	405	69
Reclassification from AOCI into earnings		910	248
Tax effect		(344)	(166)
Net reclassification from AOCI into earnings - expense (income)		$566	$82
The amounts deferred in AOCI related to derivatives are as follows:

		Net deferral in AOCI of derivatives - effective portion
		Three Months Ended
	Statement of earnings classification	January 3, 2015	December 28, 2013
Foreign currency forwards	Sales	$—	$3
Foreign currency forwards	Cost of sales	121	(891)
Interest rate swaps	Interest	(629)	(98)
Net gain (loss)		(508)	(986)
Tax effect		192	374
Net deferral in AOCI of derivatives		$(316)	$(612)

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
Note 14 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	January 3, 2015	December 28, 2013
Weighted-average shares outstanding - Basic	40,594,886	45,384,652
Dilutive effect of equity-based awards	485,293	625,383
Weighted-average shares outstanding - Diluted	41,080,179	46,010,035

Note 15 - Segment Information
Below are sales and operating profit by segment for the three months ended January 3, 2015 and December 28, 2013 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended
	January 3, 2015	December 28, 2013
Net sales:
Aircraft Controls	$266,368	$265,416
Space and Defense Controls	99,955	99,450
Industrial Systems	133,366	144,079
Components	99,905	102,685
Medical Devices	30,929	31,755
Net sales	$630,523	$643,385
Operating profit and margins:
Aircraft Controls	$24,458	$31,771
	9.2%	12.0%
Space and Defense Controls	8,726	7,853
	8.7%	7.9%
Industrial Systems	13,219	12,286
	9.9%	8.5%
Components	14,700	16,189
	14.7%	15.8%
Medical Devices	4,598	3,628
	14.9%	11.4%
Total operating profit	65,701	71,727
	10.4%	11.1%
Deductions from operating profit:
Interest expense	5,368	5,129
Equity-based compensation expense	3,398	3,774
Redemption of senior subordinated notes	—	8,002
Corporate expenses and other	7,497	7,965
Earnings before income taxes	$49,438	$46,857

Note 16 - Commitments and Contingencies
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
We are contingently liable for $13,859 of standby letters of credit issued by a bank to third parties on our behalf at January 3, 2015.
Note 17 - Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU is intended to eliminate diversity in practice on the release of cumulative translation adjustments into net income when a parent either sells part or all of its investment in a foreign entity, or when it no longer holds a controlling financial interest. In addition, the amendments resolve the diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The provisions of this ASU are effective for fiscal years beginning after December 15, 2013 and interim periods within those fiscal years. We adopted this amendment in the first quarter of 2015. The adoption of this standard did not have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 27, 2014. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years and amounts may differ from reported values due to rounding.
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

There have been no material changes in critical accounting policies in the current year from those disclosed in our 2014 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items."  This ASU eliminates from GAAP the concept of extraordinary items.  The ASU retains and expands the existing presentation and disclosure guidance for items that are unusual in nature or occur infrequently to also include items that are both unusual in nature and infrequently occurring. The provisions of this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Early adoption is permitted, provided that presentation applied to the beginning of the fiscal year of adoption.  This amendment is applicable to us beginning in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(dollars and shares in millions, except per share data)	January 3, 2015	December 28, 2013	$ Variance	% Variance
Net sales	$630.5	$643.4	$(12.9)	(2%)
Gross margin	29.2%	31.0%
Research and development expenses	$31.3	$35.8	$(4.4)	(12%)
Selling, general and administrative expenses as a percentage of sales	15.5%	15.5%
Interest expense	$5.4	$5.1	$0.2	5%
Redemption of senior subordinated notes	—	8.0	(8.0)	n/a
Other	—	3.7	(3.7)	n/a
Effective tax rate	28.7%	31.5%
Net earnings	$35.3	$32.1	$3.2	10%
Average common shares outstanding	41.1	46.0	(4.9)	(11)%
Diluted earnings per share	$0.86	$0.70	$0.16	23%
Net sales decreased in the first quarter of 2015 compared to the first quarter of 2014. Sales declined in Industrial Systems and Components, while sales in Aircraft Controls, Space and Defense Controls and Medical Devices were relatively flat. Weaker foreign currencies, in particular the Euro relative to the U.S. dollar, contributed $12 million to the sales decline.
Gross margin declined in the first quarter of 2015 compared to the first quarter of 2014 due primarily to an adverse sales mix in Aircraft Controls, as we had lower amounts of foreign military sales. In the first quarter of 2015, we also incurred an additional $3 million for higher pension and inventory obsolescence costs.
Research and development expenses decreased in the first quarter of 2015 compared to the same period in 2014. Within Aircraft Controls, research and development expenses decreased $5 million. The decrease was driven by reduced development activity on the Airbus A350.
On December 19th, 2013, we repurchased our 7.25% senior subordinated notes due on January 15th, 2018. In doing so, we incurred a 3.625% call premium in the first quarter of 2014.
Other expense in the first quarter of 2014 includes a $4 million write-down of a technology investment in Industrial Systems.
In the fourth quarter of 2014, we incurred restructuring expenses, primarily in our Aircraft Controls and Space and Defense Controls segments. The restructuring actions were in response to the business outlook for each segment, including a change in the mix of product sales and delays and cancellations of orders for certain product lines. Each segment's restructuring expense totaled $5 million. We expect these activities to result in $16 million of cost savings during 2015. Through the first quarter of 2015, the total restructuring savings were $2 million and are approximately 14% of our total projected annual benefits. This amount is in line with our expectations.
The effective tax rate decreased in the first quarter of 2015 compared to the first quarter of 2014. The first quarter of 2015 benefited from the enactment of legislation reinstating the 2014 research and development tax credit in the U.S.
Average common shares outstanding decreased in the first quarter of 2015 compared to the same period in 2014 due to our share buyback program. Since the Board of Directors amended the program in January 2014, we have repurchased 5.5 million shares.
Other comprehensive loss increased in the first quarter of 2015. Foreign currency translation adjustments, driven primarily by the British Pound and the Euro relative to the U.S. dollar, were unfavorable, decreasing $21 million and $20 million in the first quarter, respectively.

2015 Outlook – We expect sales in 2015 to decrease 3% to $2.57 billion. We expect modest growth in our Space and Defense Controls and Medical Devices segments. However, we expect sales declines in our Industrial Systems segment due in part to unfavorable foreign exchange translation, as well as unfavorable industrial market conditions. Additionally, we expect sales to decline in Aircraft Controls as growth in Commercial OEM is more than offset by declines in our military business and in our commercial aftermarket programs. We also expect sales to decline slightly in our Components segment as demand for our marine energy products weakens due to the lower price of oil. We expect our operating margin to increase to 11.4%. We expect operating margin increases in all of our segments except Components. The benefits of our restructuring actions in Space and Defense Controls and in Aircraft Controls, and the absence of various charges in our Industrial Systems segment will improve margins. We expect that the U.S. dollar strengthening relative to other currencies will have a neutral operating profit impact as the declines in Industrial Systems will be offset by increases in Aircraft Controls. We also expect that an unfavorable sales mix in Components, due to lower amounts of favorable marine energy product sales, will decrease operating margin. We expect net earnings will decrease 1% to $157 million; however, diluted earnings per share will increase 9% to $3.85. The difference between projected diluted earnings per share growth and projected net earnings growth is anticipated to come from shares repurchased through the end of the first quarter of 2015.

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
Aircraft Controls

	Three Months Ended
(dollars in millions)	January 3, 2015	December 28, 2013	$ Variance	% Variance
Net sales - military aircraft	$126.0	$137.5	$(11.6)	(8%)
Net sales - commercial aircraft	140.4	127.9	12.5	10%
	$266.4	$265.4	$1.0	—%
Operating profit	$24.5	$31.8	$(7.3)	(23%)
Operating margin	9.2%	12.0%
Backlog	$710.8	$723.1	$(12.3)	(2%)
Aircraft Controls' sales were relatively flat in the first quarter of 2015 compared to the first quarter of 2014, as increased commercial OEM production was offset by military sales declines.
In the first quarter of 2015, commercial OEM sales to Boeing increased $7 million and sales to Airbus increased $5 million, both due to the ramp up of new programs and volume increases. Partly offsetting the commercial growth were military sales declines. Foreign military sales decreased $6 million and sales on the F-35 program decreased $4 million, due to lower production activity and the wind down of the development phase.
Operating margin in the first quarter of 2015 declined compared to the same quarter in 2014. The decline is primarily attributable to lower amounts of foreign military sales. Partly offsetting the decline was $5 million of lower research and development costs, as activity on the Airbus A350 program slowed.
The decrease of twelve-month backlog for Aircraft Controls on January 3, 2015 compared to December 28, 2013 is primarily related to work completed on military aftermarket programs. Partly offsetting the decline is an increase in commercial OEM orders.
2015 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to decline slightly to $1.09 billion in 2015. Commercial aircraft sales are expected to increase 3% to $563 million due to strong sales on our OEM programs, with sales on the Airbus A350 program driving the increase. Partially offsetting the OEM growth is an expected decrease in commercial aftermarket sales, as the higher initial provisioning sales in 2014 for the Boeing 787 decline. We also expect an 8% decrease in military sales, as activity on our major military OEM and aftermarket programs will continue to decline. We expect our operating margin will increase to 10.6% in 2015 from 10.4% in 2014. We expect that lower research and development costs, the benefit of our 2014 restructuring activities and the favorable operating profit impact due to the strengthening U.S. dollar relative to other foreign currencies will improve our operating margin. However, we expect that the increase in lower margin sales on early commercial production programs,and lower domestic and foreign military sales, will partly offset the increase in margin.

Space and Defense Controls

	Three Months Ended
(dollars in millions)	January 3, 2015	December 28, 2013	$ Variance	% Variance
Net sales	$100.0	$99.5	$0.5	1%
Operating profit	$8.7	$7.9	$0.9	11%
Operating margin	8.7%	7.9%
Backlog	$275.8	$284.9	$(9.2)	(3%)
Space and Defense Controls' sales were relatively flat in the first quarter of 2015 compared to the first quarter of 2014, as sales growth in our defense market was mostly offset by sales declines in our space market.
Within our defense market, sales of controls for missile systems increased $2 million due to an increase in production rates. Sales also increased $1 million in our naval systems market. Mostly offsetting this growth was a decline in our space market, as lower demand for satellite avionics products reduced sales $3 million.
Operating margin increased in the first quarter of 2015 compared to the same period of 2014. The increase is partly due to the absence of $2 million in increased program costs in 2014 associated with an acquisition in our space market. Also operating margin increased $2 million due to the benefits realized from the 2014 restructuring activities in the fourth quarter of 2014. These restructuring savings are approximately 19% of our total expected annual savings and are in line with our expectations. Partly offsetting the increase in operating margin was an additional $2 million in inventory obsolescence charges in our security market.
The decreased level in twelve-month backlog at January 3, 2015 is mainly due to program completions and push outs of various space orders.
2015 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 2% to $403 million in 2015. We expect sales in our defense market to increase due to stronger domestic and foreign sales on military vehicles. Offsetting this growth is an expected lower level of satellite component sales. We expect our operating margin to increase to 10.7% in 2015 from 6.6% in 2014 as we benefit from our 2014 restructuring actions, the absence of prior year write-downs and a more favorable sales mix associated with higher defense controls sales.

Industrial Systems

	Three Months Ended
(dollars in millions)	January 3, 2015	December 28, 2013	$ Variance	% Variance
Net sales	$133.4	$144.1	$(10.7)	(7%)
Operating profit	$13.2	$12.3	$0.9	8%
Operating margin	9.9%	8.5%
Backlog	$176.4	$195.1	$(18.7)	(10%)
Industrial Systems' sales decreased in the first quarter of 2015 compared to the first quarter of 2014 across our major markets. Weaker foreign currencies, in particular the Euro relative to the U.S. dollar, contributed $7 million to the sales decline.
Within our simulation and test market, sales declined $5 million due to delayed orders from some customers. Additionally, sales in our energy market decreased $4 million as unfavorable macro-economic conditions in Asia affected the sale of our gas and steam turbine products. Sales decreased $2 million in our industrial automation market, mostly due to unfavorable foreign currency translation.
Operating margin increased in the first quarter of 2015 compared to the same period of 2014. The operating margin in the first quarter of 2014 included a $4 million technology investment write-down. Partly offsetting the operating margin increase was higher selling, general and administrative expenses as a percentage of sales due to the lower sales level in the quarter.
The twelve-month backlog for Industrial Systems at January 3, 2015 decreased compared to December 28, 2013 due primarily to foreign currency translation.
2015 Outlook for Industrial Systems – We expect sales in Industrial Systems to decline 10% to $530 million in 2015. We expect that more than half of the decline will come from weaker foreign currencies relative to the U.S. dollar. We expect the remaining decline to come from the macro-economic uncertainty. We expect that our operating margin will increase to 11.5% in 2015 from 9.8% in 2014 as we benefit from our continuing cost containment activities as well as the absence of investment write-downs. We expect the increase to be partially offset by the negative operating profit impact due to the strengthening U.S. dollar relative to other foreign currencies.

Components

	Three Months Ended
(dollars in millions)	January 3, 2015	December 28, 2013	$ Variance	% Variance
Net sales	$99.9	$102.7	$(2.8)	(3%)
Operating profit	$14.7	$16.2	$(1.5)	(9%)
Operating margin	14.7%	15.8%
Backlog	$175.0	$170.9	$4.1	2%
Components' sales declined slightly in the first quarter of 2015 compared to the same period in 2014. Sales decreased in our aerospace and defense market as well as our non-aerospace and defense market.
In our non-aerospace and defense market, sales decreased $2 million. Sales were lower in the energy market in the first quarter of 2015 compared to the first quarter of 2014 due to lower sales of large slip rings used on off-shore oil storage vessels. Sales were also lower in the medical market due to timing of customer orders. In our aerospace and defense market, sales decreased $1 million due to lower demand for commercial helicopter products.
Operating margin decreased in the first quarter of 2015 compared to the first quarter of 2014. The lower level of sales, in particular marine sales, contributed to the decline in operating margin.
The twelve-month backlog for Components at January 3, 2015 and December 28, 2013 are comparable.
2015 Outlook for Components – We expect sales to decrease 1% to $420 million in 2015 as growth in our aerospace and defense market is more than offset by declines in our non-aerospace and defense markets. We expect the growth in our aerospace and defense market to come from higher sales in the space market. However, we expect the macro-economic concerns centered around the recent significant decline in the price of crude oil to negatively impact demand for our marine energy products. We expect our operating margin to decrease to 14.0% in 2015 from 15.3% in 2014, due to lower amounts of favorable marine energy product sales in the second half of 2015.

Medical Devices

	Three Months Ended
(dollars in millions)	January 3, 2015	December 28, 2013	$ Variance	% Variance
Net sales	$30.9	$31.8	$(0.8)	(3%)
Operating profit	$4.6	$3.6	$1.0	27%
Operating margin	14.9%	11.4%
Backlog	$15.3	$14.8	$0.5	3%
Medical Devices' sales were relatively flat in the first quarter of 2015 compared to the first quarter of 2014.
In the first quarter of 2015, sales of our other medical device products, driven by increased orders of medical sensors and components, increased $2 million. This increase was more than offset by lower sales of pumps and sets, which decreased $2 million and $1 million, respectively.
Operating profit in the first quarter of 2015 increased due to a more favorable sales mix and lower operational costs.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2015 Outlook for Medical Devices – We expect sales to increase 4% to $125 million in 2015. We expect sales increases for our administration sets and our medical sensor and components products. We expect our operating margin to increase to 10.9% in 2015 from 8.8% in 2014, as we continue to benefit from an improved cost structure and incremental margin contribution from higher sales volumes.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
(dollars in millions)	January 3, 2015	December 28, 2013	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$78.5	$68.2	$10.2	15%
Investing activities	(20.1)	(28.6)	8.5	(30%)
Financing activities	(39.8)	(18.7)	(21.2)	N/A
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At January 3, 2015, our cash balance was $240 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. If we decide to repatriate foreign funds, we would then be required to pay U.S. income taxes on those funds.
Operating activities
Cash provided by operating activities increased in the first quarter of 2015 compared to the first quarter of 2014. We benefited $26 million due to favorable timing on collections of receivables, primarily in our Components and Aircraft Controls segments. The change in operating activities was negatively impacted $13 million due to higher levels of inventory, primarily in our Aircraft Controls segment to support the ramp up of new commercial programs.
Investing activities
Cash used by investing activities decreased in the first quarter of 2015 compared to the first quarter of 2014. The decrease is due to the absence of $9 million used to redeem our 7.25% senior subordinated notes that were invested in our supplementary retirement plan.
We expect our 2015 capital expenditures to be approximately $100 million.
Financing activities
Cash used by financing activities in the first quarter of 2015 includes the net proceeds of issuing our $300 million aggregate principal 5.25% senior notes, which were used to repay our revolving credit facility borrowings. Additionally, financing activities in the first quarter of 2015 includes $106 million to fund our stock repurchase program.
Cash used by financing activities in the first quarter of 2014 includes the use of our credit facility borrowings to fund the redemption of our 7.25% senior subordinated notes, including a $7 million redemption call premium.
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2014 Annual Report on Form 10-K, with the exception of the issuance of our 5.25% senior notes, which was completed on November 21, 2014.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell equity and debt securities to fund acquisitions or take advantage of favorable market conditions.
On November 21, 2014, we completed the sale of $300 million aggregate principal amount of 5.25% senior notes due December 1, 2022 at par with interest paid semiannually on June 1 and December 1 of each year, commencing on June 1, 2015. The aggregate net proceeds of $295 million were used to repay indebtedness under our U.S. bank credit facility, thereby increasing the unused portion of our revolving credit facility. The senior unsecured notes are general obligations, effectively subordinated to all existing and future secured debt and contain normal incurrence-based covenants.
On May 22, 2014, we amended our U.S. revolving credit facility. The amendment increased the capacity on our revolving credit facility from $900 million to $1,100 million and extended the maturity of the credit facility to May 22, 2019. The amendment also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $551 million at January 3, 2015. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 138 basis points at January 3, 2015 and will increase to 163 basis points during the second quarter of 2015. The credit facility is secured by substantially all of our U.S. assets.
The U.S. revolving credit facility contains various covenants. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt, including letters of credit, to EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $175 million for 2015 and increases by $10 million each year thereafter. We are in compliance with all covenants. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income.
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
At January 3, 2015, we had $548 million of unused capacity, including $535 million from the U.S. revolving credit facility after considering standby letters of credit. Our ability to utilize the unused borrowing capacity is limited by the leverage ratio covenant, which would restrict borrowings to an additional $504 million as of January 3, 2015.
We have a trade receivables securitization facility (the "Securitization Program"), which terminates on February 13, 2015. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program can be extended by agreement of the parties thereto for successive 364-day terms. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. We had an outstanding balance of $100 million at January 3, 2015. The Securitization Program reduced the amount outstanding under our U.S. revolving credit facility and increased the amount of short-term borrowings. The Securitization Program has a minimum borrowing requirement, which was $80 million at January 3, 2015. Interest on the secured borrowings under the Securitization Program was 82 basis points at January 3, 2015 and is based on prevailing market rates for short-term commercial paper plus an applicable margin.
Net debt to capitalization was 36% at January 3, 2015 and 32% at September 27, 2014. The increase in net debt to capitalization is primarily due to our share repurchase program, partially offset by net earnings in the first three months of 2015.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.

On August 12, 2014, the Board of Directors amended our share authorization to buy up to an aggregate of nine million Class A or Class B common shares. Under this program, we have purchased approximately 5,462,000 shares for $376 million as of January 3, 2015.

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
Reductions in the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the Budget Control Act of 2011, have had and will continue to have ongoing ramifications for the domestic aerospace and defense market for the near future. As originally passed, the Budget Control Act provided that, in addition to an initial significant reduction in future domestic defense spending, further automatic cuts to defense spending authorization (which is generally referred to as sequestration) of approximately $500 billion through the Federal Government's 2021 fiscal year would be triggered by the failure of Congress to produce a deficit reduction bill. The sequestration spending cuts were intended to be uniform by category for programs, projects and activities within accounts. The Bipartisan Budget Act of 2013, passed and signed into law in December 2013, provides some opportunities to lessen the effects of sequestration. This act kept the defense base spending budget flat at approximately $500 billion for Federal Government's 2014 and 2015 fiscal years. This provided over $30 billion in sequester relief over the two fiscal years in exchange for extending the imposition of sequestration to fiscal years 2022 and 2023. However, we expect we will continue to face significant challenges over the next decade as a result of sequestration, as our military sales will likely be affected by lower U.S. Department of Defense spending. Currently, we expect to realize approximately $640 million in U.S. defense sales in 2015.
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
The energy market we serve is affected by changing oil and natural gas prices, global urbanization, the resulting increase in demand for global energy and the political climate and corresponding public support for investments in renewable energy generation capacity. Long term drivers for global growth include investments in power generation infrastructure, including renewable energy, and exploration in search of new oil and gas resources. However, in the intermediate term, the current decline in crude oil prices is expected to have a negative impact on global exploration and drilling activities, as our customers reevaluate and potentially delay or cancel these technically complex projects.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in our Industrial Systems segment. About one-third of our 2014 sales were denominated in foreign currencies. During the first three months of 2015, foreign currencies generally weakened versus the U.S. dollar compared to the first three months of 2014. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $12 million compared to the same period one year ago.

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

•	we make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings;

•	we enter into fixed-price contracts, which could subject us to losses if we have cost overruns;

•	we may not realize the full amounts reflected in our backlog as revenue, which could adversely affect our future revenue and growth prospects;

•	if our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted;

•
contracting on government programs is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment;

•	the loss of The Boeing Company as a customer or a significant reduction in sales to The Boeing Company could adversely impact our operating results;

•	our new product research and development efforts may not be successful which could reduce our sales and earnings;

•	our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete;

•	our business operations may be adversely affected by information systems interruptions, intrusions or new software implementations;

•	our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility;

•
significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could adversely affect our earnings and equity and increase our pension funding requirements;

•	a write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth;

•	our sales and earnings may be affected if we cannot identify, acquire or integrate strategic acquisitions, or if we engage in divesting activities;

•	our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments;

•	unforeseen exposure to additional income tax liabilities may affect our operating results;

•	government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business;

•	new governmental regulations and customer demands related to conflict minerals may adversely impact our operating results;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 27, 2014 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
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

Effective during our first quarter of 2015, we are utilizing the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended January 3, 2015.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (3)
September 28, 2014 - October 31, 2014	1,005,598	$69.02	866,396	4,131,726
November 1, 2014 - November 30, 2014	320,431	74.84	195,300	3,936,426
December 1, 2014 - January 3, 2015	420,740	72.01	398,238	3,538,189
Total	1,746,769	$70.81	1,459,934	3,538,189

(1)
Reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. Retirement Savings Plan (RSP) as follows: 44,161 shares at $70.71 per share during October, 12,337 shares at $74.75 per share during November and 5,747 shares at $72.14 per share during December.

(2)
In connection with the exercise of equity based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. During October, there were 95,040 shares at $72.69 per share, in November, there were 112,794 shares at $75.22 per share and in December, there were 16,756 shares at $72.68 per share, in connection with the exercise of equity based awards.

(3)
In December 2011, the Board of Directors authorized a share repurchase program, which was amended in January 2014. The program permits the purchase of up to 4,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In August 2014, the Board of Directors authorized an additional repurchase of up to 5,000,000 shares of Class A or Class B common stock under identical terms and conditions. During October, we purchased 866,396 Class A shares at an average price of $68.53 per share. In November, we purchased 193,300 Class A shares at an average price of $74.62 per share and 2,000 Class B shares at an average price of $75.58 per share. In December, we purchased 398,000 Class A shares at an average price of $71.98 per share and 238 Class B shares at an average price of $71.82 per share.

Item 6. Exhibits.

(a)	Exhibits
	10.1	Supplemental Retirement Plan, as amended and restated, effective January 1, 2013, as amended May 8, 2013.
	10.2	Moog Inc. Stock Employee Compensation Trust Agreement amended and restated as of August 13, 2014.
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
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

Moog Inc.

(Registrant)

Date:	February 3, 2015	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	February 3, 2015	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	February 3, 2015	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)