Form 10-Q
period 2015-04-04
MOOG INC.
filed 2015-05-04
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of April 30, 2015 was:
Class A common stock, $1.00 par value, 35,236,262 shares
Class B common stock, $1.00 par value, 3,485,188 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	April 4, 2015	September 27, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$261,658	$231,292
Receivables	737,936	780,874
Inventories	506,299	517,056
Other current assets	129,706	134,842
TOTAL CURRENT ASSETS	1,635,599	1,664,064
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $652,628 and $639,076, respectively	535,692	555,348
GOODWILL	735,517	757,852
INTANGIBLE ASSETS, net	157,197	178,070
OTHER ASSETS	55,565	53,118
TOTAL ASSETS	$3,119,570	$3,208,452
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$420	$103,660
Current installments of long-term debt	33	5,262
Accounts payable	177,111	162,667
Customer advances	139,853	145,500
Contract loss reserves	33,166	35,984
Other accrued liabilities	230,867	269,731
TOTAL CURRENT LIABILITIES	581,450	722,804
LONG-TERM DEBT, excluding current installments	1,030,082	765,114
LONG-TERM PENSION AND RETIREMENT OBLIGATIONS	259,301	288,216
DEFERRED INCOME TAXES	92,100	83,931
OTHER LONG-TERM LIABILITIES	1,659	972
TOTAL LIABILITIES	1,964,592	1,861,037
COMMITMENTS AND CONTINGENCIES (Note 17)	—	—
SHAREHOLDERS' EQUITY
Common stock	51,280	51,280
Other shareholders' equity	1,103,698	1,296,135
TOTAL SHAREHOLDERS' EQUITY	1,154,978	1,347,415
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,119,570	$3,208,452
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
NET SALES	$637,246	$649,878	$1,267,769	$1,293,263
COST OF SALES	463,696	453,060	910,301	897,136
GROSS PROFIT	173,550	196,818	357,468	396,127
Research and development	31,404	37,225	62,725	72,980
Selling, general and administrative	92,158	104,832	189,985	204,733
Interest	7,669	2,444	13,037	7,573
Other	921	(1,294)	885	10,373
EARNINGS BEFORE INCOME TAXES	41,398	53,611	90,836	100,468
INCOME TAXES	9,305	15,886	23,478	30,646
NET EARNINGS	$32,093	$37,725	$67,358	$69,822

NET EARNINGS PER SHARE
Basic	$0.81	$0.83	$1.68	$1.54
Diluted	$0.80	$0.82	$1.66	$1.52

AVERAGE COMMON SHARES OUTSTANDING
Basic	39,601,795	45,377,465	40,116,731	45,381,058
Diluted	39,984,668	45,945,398	40,550,814	45,977,716
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
NET EARNINGS	$32,093	$37,725	$67,358	$69,822
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustment	(37,373)	(1,340)	(80,279)	4,594
Retirement liability adjustment	5,916	2,681	11,490	5,101
Change in accumulated loss on derivatives	(323)	(54)	(73)	(584)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(31,780)	1,287	(68,862)	9,111
COMPREHENSIVE INCOME (LOSS)	$313	$39,012	$(1,504)	$78,933
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
(dollars in thousands)	April 4, 2015	March 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$67,358	$69,822
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	40,460	39,187
Amortization	12,946	15,783
Equity-based compensation expense	3,966	4,992
Other	12,419	14,688
Changes in assets and liabilities providing (using) cash:
Receivables	20,461	21,163
Inventories	(7,847)	(4,668)
Accounts payable	18,934	(12,762)
Customer advances	(3,358)	(9,186)
Accrued expenses	(20,747)	(18,163)
Accrued income taxes	(7,729)	6,489
Pension assets and liabilities	(7,014)	(8,186)
Other assets and liabilities	1,699	(3,038)
NET CASH PROVIDED BY OPERATING ACTIVITIES	131,548	116,121

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(37,921)	(35,419)
Other investing transactions	3,551	(8,491)
NET CASH USED BY INVESTING ACTIVITIES	(34,370)	(43,910)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short term (repayments) borrowings	(3,237)	4,772
Net (repayments) proceeds from revolving lines of credit	(135,000)	187,135
Net repayments on long-term debt	(5,241)	(3,251)
Proceeds from senior notes, net of issuance costs	294,430	—
Payments on senior subordinated notes	—	(191,575)
Payment of premium on redemption of senior subordinated notes	—	(6,945)
Proceeds from sale of treasury stock	10,542	1,197
Purchase of outstanding shares for treasury	(204,958)	(22,243)
Proceeds from sale of stock held by SECT	—	1,144
Purchase of stock held by SECT	(8,440)	(4,634)
Excess tax benefits from equity-based payment arrangements	5,888	1,347
Other financing transactions	—	(1,350)
NET CASH USED BY FINANCING ACTIVITIES	(46,016)	(34,403)

Effect of exchange rate changes on cash	(20,796)	746
INCREASE IN CASH AND CASH EQUIVALENTS	30,366	38,554
Cash and cash equivalents at beginning of period	231,292	157,090
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$261,658	$195,644

CASH PAID FOR:
Interest	$6,443	$11,828
Income taxes, net of refunds	17,260	17,907
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Six Months Ended April 4, 2015
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended April 4, 2015 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 27, 2014. All references to years in these financial statements are to fiscal years.
In the second quarter of 2015, the Company recorded an out-of-period adjustment to correct an accounting error in our Space and Defense Controls segment.  The correction of the error resulted in an $8,300 reduction of both working capital and earnings before income taxes that related to periods beginning in 2012.  The Company assessed the impact of these errors on previously reported financial statements and concluded that these errors were not material to previously reported financial statements.  We also determined that the correction of the error is not expected to be material to the full year in 2015, but was material to the second quarter.
Certain prior year amounts have been reclassified to conform to the current year's presentation. The consolidated condensed statements of cash flows has been restated to provide additional detail of financing activities.
Note 2 - Divestitures
On March 27, 2015, we completed one divestiture in our Medical Devices segment. We sold our Rochester, New York and Erie, Pennsylvania life sciences operations for $3,500 in cash, subject to a working capital adjustment, which is expected to be settled before the end of 2015.
Note 3 - Receivables
Receivables consist of:

	April 4, 2015	September 27, 2014
Accounts receivable	$309,625	$332,450
Long-term contract receivables:
Amounts billed	120,570	125,497
Unbilled recoverable costs and accrued profits	298,669	313,530
Total long-term contract receivables	419,239	439,027
Other	14,069	13,738
Total receivables	742,933	785,215
Less allowance for doubtful accounts	(4,997)	(4,341)
Receivables	$737,936	$780,874
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

Note 4 - Inventories
Inventories, net of reserves, consist of:

	April 4, 2015	September 27, 2014
Raw materials and purchased parts	$186,618	$198,166
Work in progress	258,557	251,701
Finished goods	61,124	67,189
Inventories	$506,299	$517,056
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of April 4, 2015 and September 27, 2014.
Note 5 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Balance as of September 27, 2014	Divestiture	Foreign Currency Translation	Balance as of April 4, 2015
Aircraft Controls	$192,852	$—	$(5,361)	$187,491
Space and Defense Controls	159,607	—	(1,616)	157,991
Industrial Systems	118,009	—	(8,313)	109,696
Components	202,910	—	(3,855)	199,055
Medical Devices	84,474	(1,715)	(1,475)	81,284
Goodwill	$757,852	$(1,715)	$(20,620)	$735,517
Goodwill at September 27, 2014, in our Medical Devices reporting unit, is net of a $38,200 accumulated impairment loss. Certain factors, including industry conditions and the future profitability of our business might have a negative impact on the carrying value of our goodwill and we may incur additional goodwill impairment charges.
The components of acquired intangible assets are as follows:

		April 4, 2015		September 27, 2014
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$173,520	$(104,965)	$180,670	$(102,251)
Program-related	18	74,684	(24,673)	80,054	(24,065)
Technology-related	9	73,963	(47,283)	76,057	(46,296)
Marketing-related	10	25,925	(15,541)	26,707	(14,779)
Acquired intangible assets	12	$348,092	$(192,462)	$363,488	$(187,391)
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
Amortization of acquired intangible assets was $6,134 and $12,794 for the three and six months ended April 4, 2015 and $7,548 and $15,111 for the three and six months ended March 29, 2014. Based on acquired intangible assets recorded at April 4, 2015, amortization is expected to be approximately $24,300 in 2015, $22,800 in 2016, $19,600 in 2017, $17,900 in 2018 and $16,000 in 2019.

Note 6 - Indebtedness
Short-term borrowings consist of:

	April 4, 2015	September 27, 2014
Lines of credit	$420	$3,660
Securitization program	—	100,000
Short-term borrowings	$420	$103,660
We maintain short-term credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	April 4, 2015	September 27, 2014
U.S. revolving credit facility	$630,000	$765,000
Senior notes	300,000	—
Securitization program	100,000	—
Obligations under capital leases	115	151
Other long-term debt	—	5,225
Senior debt	1,030,115	770,376
Less current installments	(33)	(5,262)
Long-term debt	$1,030,082	$765,114
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
On November 21, 2014, we completed the sale of $300,000 aggregate principal amount of 5.25% senior notes due December 1, 2022 at par with interest paid semiannually on June 1 and December 1 of each year, commencing on June 1, 2015. The aggregate net proceeds of $294,430 were used to repay indebtedness under our U.S. bank credit facility, thereby increasing the unused portion of our revolving credit facility.
The Securitization Program matures on February 10, 2017 and effectively increases our borrowing capacity by up to $100,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of April 4, 2015, our minimum borrowing requirement is $80,000.
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

Note 7 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Warranty accrual at beginning of period	$18,326	$17,369	$19,953	$17,429
Warranties issued during current period	2,234	2,116	3,699	3,903
Adjustments to pre-existing warranties	(452)	75	(1,584)	(524)
Reductions for settling warranties	(1,918)	(2,601)	(3,156)	(3,981)
Foreign currency translation	(572)	78	(1,294)	210
Warranty accrual at end of period	$17,618	$17,037	$17,618	$17,037
Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At April 4, 2015, we had interest rate swaps with notional amounts totaling $245,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.3%, including the applicable margin of 163 basis points as of April 4, 2015. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times between January 15, 2016 and June 5, 2017.
We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $60,714 at April 4, 2015. These contracts mature at various times through December 29, 2016.
These interest rate swaps and foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2015 or 2014.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $131,051 at April 4, 2015. The foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net gain (loss)	$(2,348)	$1,585	$(1,415)	$2,525
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		April 4, 2015	September 27, 2014
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$59	$—
Foreign currency forwards	Other assets	49	—
Interest rate swaps	Other current assets	—	70
Interest rate swaps	Other assets	—	107
	Total assets	$108	$177
Foreign currency forwards	Other accrued liabilities	$873	$1,521
Foreign currency forwards	Other long-term liabilities	101	494
Interest rate swaps	Other accrued liabilities	608	110
Interest rate swaps	Other long-term liabilities	396	28
	Total liabilities	$1,978	$2,153
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$2,875	$821
	Total assets	$2,875	$821
Foreign currency forwards	Other accrued liabilities	$1,021	$2,991
	Total liabilities	$1,021	$2,991

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of April 4, 2015:

	Classification	Level 1	Level 2	Level 3	Total
Foreign currency forwards	Other current assets	$—	$2,934	$—	$2,934
Foreign currency forwards	Other assets	—	49	—	49
	Total assets	$—	$2,983	$—	$2,983
Foreign currency forwards	Other accrued liabilities	$—	$1,894	$—	$1,894
Foreign currency forwards	Other long-term liabilities	—	101	—	101
Interest rate swaps	Other accrued liabilities	—	608	—	608
Interest rate swaps	Other long-term liabilities	—	396	—	396
	Total liabilities	$—	$2,999	$—	$2,999
There were no financial assets or liabilities classified as Level 3 within the fair value hierarchy for the three and six months ended April 4, 2015. The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended	Six Months Ended
	March 29, 2014	March 29, 2014
Balance at beginning of period	$4,680	$4,007
Increase in discounted future cash flows recorded as interest expense	59	156
Increase (decrease) in earn out provisions recorded as other expense (income)	(67)	509
Settlements paid in cash	(2,250)	(2,250)
Balance at end of period	$2,422	$2,422

Note 10 - Employee Benefit Plans
Net periodic benefit costs for U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Service cost	$5,908	$5,393	$11,817	$10,786
Interest cost	8,508	8,338	17,015	16,677
Expected return on plan assets	(11,784)	(10,843)	(23,568)	(21,687)
Amortization of prior service cost	38	37	75	74
Amortization of actuarial loss	5,589	4,087	11,178	8,173
Pension expense for defined benefit plans	8,259	7,012	16,517	14,023
Pension expense for defined contribution plans	3,409	3,292	6,943	6,331
Total pension expense for U.S. plans	$11,668	$10,304	$23,460	$20,354
Net periodic benefit costs for non-U.S. pension plans consist of:

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Service cost	$1,385	$1,391	$2,976	$2,753
Interest cost	1,104	1,543	2,369	3,052
Expected return on plan assets	(1,205)	(1,167)	(2,544)	(2,310)
Amortization of prior service credit	(12)	(8)	(25)	(23)
Amortization of actuarial loss	484	359	1,071	709
Pension expense for defined benefit plans	1,756	2,118	3,847	4,181
Pension expense for defined contribution plans	1,613	1,579	3,299	3,003
Total pension expense for non-U.S. plans	$3,369	$3,697	$7,146	$7,184
Net periodic benefit costs for the post-retirement health care benefit plan consists of:

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Service cost	$57	$57	$113	$113
Interest cost	144	156	288	312
Amortization of actuarial gain	(27)	(66)	(53)	(131)
Total periodic post-retirement benefit cost	$174	$147	$348	$294
Actual contributions for the six months ended April 4, 2015 and anticipated additional 2015 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$21,294	$6,083	$27,377
Anticipated	31,253	2,088	33,341
	$52,547	$8,171	$60,718

Note 11 - Restructuring
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
Restructuring activity for severance by segment is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at September 27, 2014	$5,439	$5,764	$186	$11,389
Adjustments to provision	(405)	(378)	—	(783)
Payments - 2013 plan	—	(490)	—	(490)
Payments - 2014 plan	(4,100)	(2,633)	(172)	(6,905)
Foreign currency translation	(26)	(83)	(14)	(123)
Balance at April 4, 2015	$908	$2,180	$—	$3,088
Payments related to these severance benefits were paid in full as of April 4, 2015 for the 2013 plan and will be primarily paid by October 3, 2015 for the 2014 plan, with the exception of amounts classified as long-term liabilities based on payment arrangements. As of April 4, 2015, restructuring consists of $3,088 for the 2014 plan.
Note 12 - Income Taxes
The effective tax rates of 22.5% and 25.8% for the three and six months ended April 4, 2015 and 29.6% and 30.5% for the three and six months ended March 29, 2014 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 13 - Shareholders’ Equity
The changes in shareholders’ equity for the six months ended April 4, 2015 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,627,531	7,652,182
Conversion of Class B to Class A	—	7,169	(7,169)
End of Period	51,280	43,634,700	7,645,013

ADDITIONAL PAID-IN CAPITAL
Beginning of period	463,965
Equity-based compensation expense	3,966
Issuance of treasury shares	(4,668)
Adjustment to market - SECT, and other	10,355
End of period	473,618

RETAINED EARNINGS
Beginning of period	1,447,911
Net earnings	67,358
End of period	1,515,269

TREASURY STOCK
Beginning of period	(360,445)	(5,806,702)	(3,319,038)
Issuance of treasury shares	15,210	518,785	—
Purchase of treasury shares	(202,888)	(2,810,228)	(4,483)
End of period	(548,123)	(8,098,145)	(3,323,521)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(48,458)		(710,841)
Purchase of shares	(8,440)		(116,531)
Adjustment to market - SECT	(4,468)		—
End of period	(61,366)	—	(827,372)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(206,838)
Other comprehensive income (loss)	(68,862)
End of period	(275,700)
TOTAL SHAREHOLDERS' EQUITY	$1,154,978	35,536,555	3,494,120
The changes in AOCI, net of tax, by component for the six months ended April 4, 2015 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated (loss) on derivatives	Total
AOCI at beginning of period	$9,254	$(214,984)	$(1,108)	$(206,838)
Other comprehensive income (loss) before reclassifications	(80,279)	—	(1,140)	(81,419)
Amounts reclassified from AOCI	—	11,490	1,067	12,557
Other comprehensive income (loss)	(80,279)	11,490	(73)	(68,862)
AOCI at end of period	$(71,025)	$(203,494)	$(1,181)	$(275,700)

The amounts reclassified from AOCI into earnings are as follows:

		Three Months Ended		Six Months Ended
	Statement of earnings classification	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Retirement liability:
Prior service cost (credit)		$124	$80	$417	$(247)
Actuarial losses		8,062	4,223	15,614	8,521
Reclassification from AOCI into earnings		8,186	4,303	16,031	8,274
Tax effect		(2,270)	(1,622)	(4,541)	(3,173)
Net reclassification from AOCI into earnings - expense (income)		$5,916	$2,681	$11,490	$5,101
Derivatives:
Foreign currency forwards	Sales	$36	$—	$36	$(192)
Foreign currency forwards	Cost of sales	413	591	918	962
Interest rate swaps	Interest	335	73	740	142
Reclassification from AOCI into earnings		784	664	1,694	912
Tax effect		(283)	(251)	(627)	(417)
Net reclassification from AOCI into earnings - expense (income)		$501	$413	$1,067	$495
The amounts deferred in AOCI related to derivatives are as follows:

		Net deferral in AOCI of derivatives - effective portion
		Three Months Ended		Six Months Ended
	Statement of earnings classification	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Foreign currency forwards	Sales	$(401)	$—	$(401)	$3
Foreign currency forwards	Cost of sales	452	(658)	573	(1,549)
Interest rate swaps	Interest	(1,132)	(93)	(1,761)	(191)
Net gain (loss)		(1,081)	(751)	(1,589)	(1,737)
Tax effect		257	284	449	658
Net deferral in AOCI of derivatives		$(824)	$(467)	$(1,140)	$(1,079)

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
Note 15 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Weighted-average shares outstanding - Basic	39,601,795	45,377,465	40,116,731	45,381,058
Dilutive effect of equity-based awards	382,873	567,933	434,083	596,658
Weighted-average shares outstanding - Diluted	39,984,668	45,945,398	40,550,814	45,977,716

Note 16 - Segment Information
Below are sales and operating profit by segment for the three and six months ended April 4, 2015 and March 29, 2014 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Six Months Ended
	April 4, 2015	March 29, 2014	April 4, 2015	March 29, 2014
Net sales:
Aircraft Controls	$274,396	$274,810	$540,764	$540,226
Space and Defense Controls	93,256	95,305	193,211	194,755
Industrial Systems	129,145	151,198	262,511	295,277
Components	108,701	101,160	208,606	203,845
Medical Devices	31,748	27,405	62,677	59,160
Net sales	$637,246	$649,878	$1,267,769	$1,293,263
Operating profit and margins:
Aircraft Controls	$22,336	$25,867	$46,794	$57,638
	8.1%	9.4%	8.7%	10.7%
Space and Defense Controls	4,909	9,006	13,635	16,859
	5.3%	9.4%	7.1%	8.7%
Industrial Systems	12,685	14,899	25,904	27,185
	9.8%	9.9%	9.9%	9.2%
Components	13,956	13,546	28,656	29,735
	12.8%	13.4%	13.7%	14.6%
Medical Devices	2,660	1,377	7,258	5,005
	8.4%	5.0%	11.6%	8.5%
Total operating profit	56,546	64,695	122,247	136,422
	8.9%	10.0%	9.6%	10.5%
Deductions from operating profit:
Interest expense	7,669	2,444	13,037	7,573
Equity-based compensation expense	568	1,218	3,966	4,992
Corporate expenses and other	6,911	7,422	14,408	23,389
Earnings before income taxes	$41,398	$53,611	$90,836	$100,468

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
We are contingently liable for $13,806 of standby letters of credit issued by a bank to third parties on our behalf at April 4, 2015.
Note 18 - Recent Accounting Pronouncements
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
We concentrate on providing our customers with products designed and manufactured to the highest quality standards. Our products are applied in demanding applications "When Performance Really Matters®." We believe we have achieved a leadership position in the high performance, precision controls market, by capitalizing on our strengths, which include:

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

These strengths afford us the ability to innovate our current solutions into new, complimentary technologies, providing us the opportunity to expand our product scope supply from one market to another. In addition, we will continue to strive for achieving substantial content positions on the platforms on which we currently participate, as well as on future platforms, while strengthening our position in the current niche markets we serve. We also look for innovation in all aspects of our business, employing new technologies to improve productivity and to develop innovative business models.

These activities will help us achieve our financial objectives of increasing our revenue base and improving our long term profitability and cash flow from operations while continuously focusing on internal cost improvement initiatives. In doing so, we expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence. Our fundamental strategies to achieve our objectives include:

•
maintaining our technological excellence by building upon our systems integration capabilities while solving our customers’ most demanding technical problems in applications "When Performance Really Matters®;"

•	utilizing our global capabilities and strong engineering heritage;

•	growing our profitable aftermarket business;

•	capitalizing on strategic acquisitions and opportunities;

•	maximizing customer value through continuous cost improvements; and

•	investing in talent development to accelerate our leadership capability and employee performance.

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

There have been no material changes in critical accounting policies in the current year from those disclosed in our 2014 Annual Report on Form 10-K. However, we have expanded our disclosure for reviews for impairment of goodwill. The disclosure below includes key assumptions and circumstances that, if changed, could negatively impact our assessment of goodwill in reporting units for which the fair value is not significantly in excess of carrying value.

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

The fair value of our Medical Devices reporting unit exceeded its carrying value by 10%, and had $85 million of associated goodwill. The primary factor causing the fair value of this reporting unit to not be substantially greater than the carrying value is that the Medical Devices segment was created through a series of acquisitions between 2006 and 2009. The creation of this reporting unit resulted in recording substantial goodwill, which increased the carrying value. The key assumptions that drive the estimated fair value are the projected revenue and operating margins, which are used to project future cash flows. Our expectation for this reporting unit is for revenue growth over the five year projection period to be driven by the overall market growth of the home healthcare segment of the infusion therapy market and by capturing market share due to new product offerings. Additionally, our expectation is that operating margins improve throughout the end of the five year projection period, which is driven by improved sales, as well as continued cost containment activities. If cash flows generated by our Medical Devices reporting unit were to decline in the future, or if there were adverse revisions to key assumptions, we may be required to record additional impairment charges. There are specific circumstances that would pose risk to the fair value of this reporting unit. Lower than projected growth rates of the home healthcare segment of the infusion therapy market, changes in provider capital purchase cycles, changes in healthcare legislation, changes in private insurance plans, as well as changes in treatment therapies may negatively affect the fair value of this reporting unit. Also, our projected market share capture rates may be lower due to delayed or unsuccessful new product offerings, which would negatively affect the fair value of this reporting unit. In addition, the fair value of this reporting unit may be negatively impacted based on the results of our strategic review and the courses of action that we may decide to pursue.

The fair value of the smaller of our Aircraft Controls reporting units exceeded its carrying value by 11%, and had $36 million of associated goodwill. The key assumptions that drive the estimated fair value are projected revenue and operating margins from long-term contract arrangements for the delivery of customer specified hardware requirements. These assumptions are used to project future cash flows. Our expectation for this reporting unit is for revenue growth over the five year projection period to be driven by broadening our product offerings, as well as continued levels of government and private sector funding. Ongoing uncertainty with respect to domestic and foreign government funding at federal and local levels, as well as private sector demand, have impacted recent operating results of this reporting unit. However, we have been able to mitigate the impacts with cost reduction initiatives. The circumstances that would pose risk to the fair value of this reporting unit include projected revenue not materializing due to the loss of key contracts, delayed or cancelled new product offerings and delayed funding, as well as potential increases in our cost infrastructure. If cash flows generated by this reporting unit were to decline in the future, or if there were negative revisions to key assumptions, we may be required to record an impairment charge.

With the exception of these two reporting units, each of our other reporting units exceeded their carrying values by at least 69%.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and retrospective application is required. This amendment is applicable for us beginning in the first quarter of 2017. Other than requiring a different presentation within the balance sheet, the adoption of this standard is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This ASU permits an entity to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year end and apply that consistently from year to year. This practical expedient would then be applied to all plans if an entity has more than one plan. Further, if a contribution or other significant event occurs between the month end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year end, the entity should adjust the measurement of the defined benefit plan assets and obligations to reflect the effects of those contributions and other significant events. The provisions of this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and prospective application is required. This amendment is applicable for us beginning in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended				Six Months Ended
(dollars and shares in millions, except per share data)	April 4, 2015	March 29, 2014	$ Variance	% Variance	April 4, 2015	March 29, 2014	$ Variance	% Variance
Net sales	$637.2	$649.9	$(12.6)	(2%)	$1,267.8	$1,293.3	$(25.5)	(2%)
Gross margin	27.2%	30.3%			28.2%	30.6%
Research and development expenses	$31.4	$37.2	$(5.8)	(16%)	$62.7	$73.0	$(10.3)	(14%)
Selling, general and administrative expenses as a percentage of sales	14.5%	16.1%			15.0%	15.8%
Interest expense	$7.7	$2.4	$5.2	214%	$13.0	$7.6	$5.5	72%
Other	0.9	(1.3)	2.2	(171%)	0.9	10.4	(9.5)	(91%)
Effective tax rate	22.5%	29.6%			25.8%	30.5%
Net earnings	$32.1	$37.7	$(5.6)	(15%)	$67.4	$69.8	$(2.5)	(4%)
Average common shares outstanding	40.0	45.9	(6.0)	(13)%	40.6	46.0	(5.4)	(12)%
Diluted earnings per share	$0.80	$0.82	$(0.02)	(2%)	$1.66	$1.52	$0.14	9%
Net sales decreased in the second quarter and in the first half of 2015 compared to the same periods of 2014. In both comparisons, sales increased in Components and Medical Devices, sales were flat in Aircraft Controls and sales decreased in Industrial Systems and Space and Defense Controls. Weaker foreign currencies, in particular the Euro relative to the U.S. dollar, contributed $28 million to the sales decline in the second quarter and $41 million in the first half of 2015.
Gross margin declined in the second quarter of 2015 compared to the second quarter of 2014. Approximately two thirds of the decline relates to our Aircraft Controls segment. We were negatively impacted by an adverse sales mix due to lower amounts of military and commercial aftermarket sales, as well as higher than expected costs on our new commercial programs. Aircraft Controls was also impacted by a quality issue with a vendor supplied part. Additionally in the quarter, our gross margin was negatively impacted by approximately 100 basis points due to the correction of an out-of-period accounting error in our Space and Defense Controls segment.
Gross margin declined in the first half of 2015 compared to the first half of 2014 due to a decline in our Aircraft Controls segment, as we were negatively impacted by adverse sales mix and higher than expected costs on our new commercial programs. Partly offsetting the gross margin decline were lower amounts of additions to contract loss reserves.
Research and development expenses decreased in the second quarter and in the first half of 2015 compared to the same periods in 2014. Within Aircraft Controls, research and development expenses decreased $5 million in the second quarter and decreased $11 million in the first half of 2015. The decreases were both driven by reduced development activity on the Airbus A350.
Selling, general and administrative expenses as a percentage of sales decreased in the second quarter and in the first half of 2015 compared to the same periods of 2014. Most of the decline in both periods is due to an on-going focus on expense reduction. Additionally, we had the benefit of our completed 2014 restructuring activities in Aircraft Controls and Space and Defense Controls, contributing $1 million of savings in total in both the second quarter and the first half of 2015.
In the fourth quarter of 2014, we incurred restructuring expenses, primarily in our Aircraft Controls and Space and Defense Controls segments. The restructuring actions were in response to the business outlook for each segment, including a change in the mix of product sales and delays and cancellations of orders for certain product lines. Each segment's restructuring expense totaled $5 million. We expect these activities to result in $16 million of cost savings during 2015. Through the first half of 2015, the total restructuring savings were $5 million and are approximately 32% of our total projected annual benefits. This amount is in line with our expectations.

Interest expense in the second quarter and in the first half of 2015 increased compared to the same periods of 2014. For both periods, interest expense increased $3 million due to higher cost debt following the issuance of our $300 million senior notes. Interest expense also increased $2 million due to higher levels of debt due to funding our share repurchase program.
Other expense in the second quarter and the first half of 2015 includes a $1 million loss in our Medical Devices segment on the sale of two small operations. Other income in the second quarter of 2014 includes our receipt of a $2 million settlement related to an acquisition in our Space and Defense segment. Other expense in the first half of 2014 includes a 3.625% call premium related to our repurchase of our 7.25% senior subordinated notes due on January 15th, 2018, as well as a $4 million write-down of a technology investment in Industrial Systems.
The effective tax rate decreased in the second quarter and in the first half of 2015 compared to the second quarter and the first half of 2014. The effective tax rate in 2015 benefited from a more favorable mix of taxable earnings, higher estimated 2014 research and development tax credits in the U.S., and an expiration of a tax exposure accrual in a foreign subsidy.
Average common shares outstanding decreased in the second quarter of 2015 and the first half of 2015 compared to the same periods in 2014 due to our share buyback program. Since the Board of Directors amended the program in January 2014, we have repurchased 6.6 million shares.
Other comprehensive loss increased in the second quarter and in the first half of 2015 compared to the same periods of 2014. Foreign currency translation adjustments, driven primarily by the Euro and the British Pound relative to the U.S. dollar, were unfavorable. The Euro had a negative impact of $37 million and $47 million in the second quarter and the first half of 2015, respectively. Also the British Pound had a negative impact of $15 million and $30 million in the second quarter and the first half of 2015, respectively.
2015 Outlook – We expect sales in 2015 to decrease 4% to $2.54 billion. We expect sales declines in our Industrial Systems segment due in part to unfavorable foreign currency translation as well as unfavorable macro-economic conditions. Additionally, we expect sales to decline in Aircraft Controls as growth in Commercial OEM is more than offset by declines in our military business and in our commercial aftermarket programs. We also expect sales to decline in Components as demand for our marine energy products weakens due to the lower price of oil and as growth slows in our industrial market. We expect Space and Defense Controls sales to decline due to a reduced outlook in our security business and we expect sales in Medical Devices to remain flat.
We expect our operating margin to increase to 10.6%. We expect that the absence of prior year charges, the benefits of our prior year restructuring actions and the continued focus on reducing costs will improve operating margins in our Space and Defense Controls, Industrial Systems and Medical Devices segments. However, partly offsetting the growth are expected operating margin declines in both the Aircraft Controls and Components segments due to unfavorable sales mixes. We expect net earnings will decrease 10% to $142 million; however, diluted earnings per share will increase 1% to $3.55. The difference between projected diluted earnings per share growth and projected net earnings growth is anticipated to come from shares repurchased through the end of the second quarter of 2015.

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
Aircraft Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	April 4, 2015	March 29, 2014	$ Variance	% Variance	April 4, 2015	March 29, 2014	$ Variance	% Variance
Net sales - military aircraft	$134.2	$140.9	$(6.6)	(5%)	$260.2	$278.4	$(18.2)	(7%)
Net sales - commercial aircraft	140.2	133.9	6.2	5%	280.5	261.8	18.7	7%
	$274.4	$274.8	$(0.4)	—%	$540.8	$540.2	$0.5	—%
Operating profit	$22.3	$25.9	$(3.5)	(14%)	$46.8	$57.6	$(10.8)	(19%)
Operating margin	8.1%	9.4%			8.7%	10.7%
Backlog					$690.7	$709.8	$(19.1)	(3%)
Aircraft Controls' sales were relatively flat in the second quarter and in the first half of 2015 compared to the same periods of 2014, as increased commercial OEM sales were offset by decreased commercial aftermarket, military aftermarket and military OEM sales.
In the second quarter and first half of 2015, commercial OEM sales to Boeing increased $6 million and $13 million, and OEM sales to Airbus increased $5 million and $9 million, respectively. These increases are both due to the ramp up of new programs and volume increases.
Partly offsetting the commercial OEM sales growth was commercial aftermarket sales declines of $6 million in both the second quarter and first half of 2015. In the prior year, we had higher levels of initial provisioning sales for the Boeing 787. Decreased military sales also offset commercial OEM growth. Military aftermarket sales decreased $5 million in the second quarter and $4 million in the first half of 2015 due to lower amounts of spares sales. In the first half of 2015, primarily in the first quarter of 2015, military OEM sales decreased $14 million due to lower amounts of development work on the KC-46 Tanker program and lower foreign military sales.
Operating margin in the second quarter and in the first half of 2015 declined compared to the same periods in 2014. The decline is primarily attributable to an adverse sales mix due to lower amounts of military and commercial aftermarket sales as well as higher than expected costs on our new commercial programs. Operating margin was also impacted by a quality issue with a vendor supplied part which increased costs $2 million.
Partly offsetting the declines in the second quarter and in the first half of 2015 were $5 million and $11 million of lower research and development costs, respectively, as activity on the Airbus A350 program slowed. Lower additions to contract loss reserves also improved operating profit by $3 million in the first half of 2015. The operating profit in the first half of 2015 also included $2 million of restructuring benefits realized from 2014 restructuring activities in the fourth quarter of 2014. These year-to-date restructuring savings are approximately 25% of our total expected annual benefits and are in line with our expectations.
The decrease of twelve-month backlog for Aircraft Controls on April 4, 2015 compared to March 29, 2014 is primarily related to work completed on military programs. Partly offsetting the decline is an increase in commercial OEM orders.

2015 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to decline slightly to $1.09 billion in 2015. Commercial aircraft sales are expected to increase 3% to $563 million due to strong sales on our OEM programs, with sales on the Airbus A350 program driving the increase. Partially offsetting the OEM sales growth is an expected decrease in commercial aftermarket sales, as the higher initial provisioning sales in 2014 for the Boeing 787 decline. We also expect an 8% decrease in military sales, as activity on our major military OEM and aftermarket programs continues to decline. We expect our operating margin will decrease to 10.0% in 2015 from 10.4% in 2014. We expect that lower research and development costs, the benefit of our 2014 restructuring activities and the favorable operating profit impact due to the strengthening U.S. dollar relative to other foreign currencies will improve our operating margin. However, we expect that the increase in lower margin sales on early commercial production programs,and lower domestic and foreign military sales, will offset the increase in operating margin.

Space and Defense Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	April 4, 2015	March 29, 2014	$ Variance	% Variance	April 4, 2015	March 29, 2014	$ Variance	% Variance
Net sales	$93.3	$95.3	$(2.0)	(2%)	$193.2	$194.8	$(1.5)	(1%)
Operating profit	$4.9	$9.0	$(4.1)	(45%)	$13.6	$16.9	$(3.2)	(19%)
Operating margin	5.3%	9.4%			7.1%	8.7%
Backlog					$237.8	$268.8	$(31.0)	(12%)
Space and Defense Controls' sales decreased slightly in the second quarter and the first half of 2015 compared to the same periods of 2014, as sales declines in our space market were partially offset by sales growth in our defense market.
Sales in our space market decreased $3 million in the second quarter and $5 million in the first half of 2015 compared to the same periods of 2014, as satellite programs wound down. Partly offsetting the sales decline was slight growth in our defense market. Sales increased $1 million and $4 million, respectively, as production rates increased on missile systems, defense controls and naval systems programs, but were mostly offset by lower security orders.
Operating margin decreased in the second quarter and in the first half of 2015 compared to the same periods of 2014. The decrease is due to an $8 million out-of-period adjustment to correct an accounting error. See Note 1 of the Notes to Consolidated Condensed Financial Statements included in this report for further details. Also, the second quarter and first half of 2014 operating profits benefited from the receipt of a $2 million settlement related to an acquisition.
The operating margin decreases in the second quarter and in the first half of 2015 are partly offset by $2 million and $3 million, respectively, due to the benefits realized from the 2014 restructuring activities in the fourth quarter of 2014. These year-to-date restructuring savings are approximately 37% of our total expected annual savings and are in line with our expectations. The operating margin decreases were also offset by the absence of increased program costs in our space market and general cost containment activities.
The decreased level in twelve-month backlog at April 4, 2015 is mainly due to program completions of various space orders.
2015 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to decrease 1% to $389 million in 2015. We expect a sales decline in our space market due to a lower level of satellite component sales. Mostly offsetting this decline is an expected increase in our defense market as sales in missile systems, defense controls and naval systems compensate for a lowered security outlook. We expect our operating margin to increase to 9.1% in 2015 from 6.6% in 2014 as we benefit from our 2014 restructuring actions, the absence of prior year write-downs and a more favorable sales mix associated with higher defense controls sales.

Industrial Systems

	Three Months Ended				Six Months Ended
(dollars in millions)	April 4, 2015	March 29, 2014	$ Variance	% Variance	April 4, 2015	March 29, 2014	$ Variance	% Variance
Net sales	$129.1	$151.2	$(22.1)	(15%)	$262.5	$295.3	$(32.8)	(11%)
Operating profit	$12.7	$14.9	$(2.2)	(15%)	$25.9	$27.2	$(1.3)	(5%)
Operating margin	9.8%	9.9%			9.9%	9.2%
Backlog					$185.1	$191.2	$(6.1)	(3%)
Industrial Systems' sales decreased across our major markets in the second quarter and in the first half of 2015 compared to the second quarter and the first half of 2014. Weaker foreign currencies, in particular the Euro relative to the U.S. dollar, contributed $16 million and $23 million to the sales declines, respectively.
Within our industrial automation market, sales decreased $12 million in the second quarter and $14 million in the first half of 2015 compared to the same periods of 2014. Unfavorable foreign currency translation contributed approximately two-thirds of each period's decline. Additionally, the continued general weakness across our global industry markets contributed to the sales decline.
Within our energy market, sales decreased $6 million in the second quarter and $10 million in the first half of 2015 compared to the same periods of 2014. Unfavorable foreign currency translation contributed approximately two-thirds of each period's decline. Additionally, unfavorable macro-economic conditions affected the sale of our gas and steam turbine products, but was partly offset by the ramp up of wind energy sales in Brazil for our new AC platform.
Within our simulation and test market, sales declined $4 million in the second quarter and $9 million in the first half of 2015 compared to the same periods of 2014, due mostly to the timing of orders from large customers.
Operating margin in the second quarter of 2015 was comparable to the second quarter of 2014, as the negative operating profit impact due to the strengthening U.S. dollar relative to foreign currencies was offset by our management of the cost structure to align with the lower amounts of sales.
Operating margin increased in the first half of 2015 compared to the first half of 2014. The operating margin in the first quarter of 2014 included a $4 million technology investment write-down. Partly offsetting the operating margin increase were the negative impacts of a less favorable sales mix and the strengthening U.S. dollar relative to other foreign currencies.
The twelve-month backlog for Industrial Systems decreased at April 4, 2015 compared to March 29, 2014 primarily due to foreign currency translation.
2015 Outlook for Industrial Systems – We expect sales in Industrial Systems to decline 10% to $530 million in 2015. We expect that the impacts of the weaker foreign currencies relative to the U.S. dollar, as well as the softening macro-economic outlook, will reduce sales. We expect that our operating margin will increase to 10.7% in 2015 from 9.8% in 2014 as we benefit from our continuing cost containment activities as well as the absence of investment write-downs. We expect the increase to be partially offset by the negative operating profit impact due to the strengthening U.S. dollar relative to other foreign currencies.

Components

	Three Months Ended				Six Months Ended
(dollars in millions)	April 4, 2015	March 29, 2014	$ Variance	% Variance	April 4, 2015	March 29, 2014	$ Variance	% Variance
Net sales	$108.7	$101.2	$7.5	7%	$208.6	$203.8	$4.8	2%
Operating profit	$14.0	$13.5	$0.4	3%	$28.7	$29.7	$(1.1)	(4%)
Operating margin	12.8%	13.4%			13.7%	14.6%
Backlog					$167.8	$191.6	$(23.8)	(12%)
Components' sales increased in the second quarter and in the first half of 2015 compared to the same periods in 2014. Sales increased in both our aerospace and defense market as well as our non-aerospace and defense market.
In our aerospace and defense market, sales increased $4 million in the first quarter and $3 million in the first half of 2015, compared to the same periods of 2014. The increases were mostly due to higher levels of defense controls and naval product sales. In our non-aerospace and defense market, sales increased $3 million in the second quarter and $1 million in the first half of 2015 due, in part, to strong demand in our U.S. industrial market. Sales in our energy market also increased $1 million in the second quarter of 2015 as we completed several large projects. Slightly offsetting the first half sales growth was a $2 million sales decline in our medical market due to the timing of customer orders.
Operating margin decreased in the second quarter and the first half of 2015 compared to the same periods of 2014. In both periods, operating profit declined $2 million due to the strengthening U.S. dollar relative to other foreign currencies. Operating profit also declined $1 million in both periods due to higher development costs on a new military program. Partially offsetting the operating margin decline in both periods is a favorable sales mix, driven by our energy market sales.
The decrease in twelve-month backlog for Components at April 4, 2015 compared to March 29, 2014 is due to the negative impact of the decline in the price of crude oil on our marine energy products.
2015 Outlook for Components – We expect sales to decrease 4% to $410 million in 2015 due to declines in our non-aerospace and defense markets. We expect the macro-economic concerns centered around the significant decline in the price of crude oil to continue to negatively impact demand for our marine energy products. We also expect that the growth in our industrial market will slow. We expect our operating margin to decrease to 13.6% in 2015 from 15.3% in 2014, due to lower amounts of favorable marine energy product sales in the second half of 2015.

Medical Devices

	Three Months Ended				Six Months Ended
(dollars in millions)	April 4, 2015	March 29, 2014	$ Variance	% Variance	April 4, 2015	March 29, 2014	$ Variance	% Variance
Net sales	$31.7	$27.4	$4.3	16%	$62.7	$59.2	$3.5	6%
Operating profit	$2.7	$1.4	$1.3	93%	$7.3	$5.0	$2.3	46%
Operating margin	8.4%	5.0%			11.6%	8.5%
Backlog					$14.7	$13.5	$1.2	9%
Medical Devices' sales increased in the second quarter as well as the first half of 2015 compared to the same periods of 2014 across all of our medical device products.
In the second quarter of 2015 compared to the second quarter of 2014, sales of IV pumps increased $3 million as we replaced competitors' older products in the U.S. home healthcare market. Sales of enteral sets increased $2 million due to the timing of sales to a distribution partner in the second quarter of 2014.
In the first half of 2015, sales of our other medical device products increased $2 million compared to the first half of 2014, driven by increased orders of medical sensors and components. Sales of administration sets also increased $1 million in the first half of 2015 related to higher sales volumes of IV pumps.
Operating margin in the second quarter and in the first half of 2015 increased due to a more favorable sales mix and lower operational costs. The second quarter and first half of 2015 operating margins include a $1 million loss on the sale of two small operations.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2015 Outlook for Medical Devices – We expect sales to increase 1% to $121 million in 2015. We expect sales increases for our enteral sets and our medical sensor and components products. This growth will be offset by a reduction related to the operations we sold in 2015. We expect our operating margin to increase to 10.4% in 2015 from 8.8% in 2014, as we continue to benefit from an improved cost structure and incremental margin contribution from higher sales volumes.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
(dollars in millions)	April 4, 2015	March 29, 2014	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$131.5	$116.1	$15.4	13%
Investing activities	(34.4)	(43.9)	9.5	(22%)
Financing activities	(46.0)	(34.4)	(11.6)	34%
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At April 4, 2015, our cash balance was $262 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. If we decide to repatriate foreign funds, we would then be required to pay U.S. income taxes on those funds.
Operating activities
Cash provided by operating activities increased in the first half of 2015 compared to the first half of 2014. The increase was due, in part, to the absence of the prior year's unfavorable timing of payments in our Aircraft Controls and Space and Defense segments.
Investing activities
Cash used by investing activities decreased in the first half of 2015 compared to the first half of 2014. The decrease is due to the absence of $9 million used to redeem our 7.25% senior subordinated notes that were invested in our supplementary retirement plan.
We expect our 2015 capital expenditures to be approximately $90 million.
Financing activities
Cash used by financing activities in the first half of 2015 includes the net proceeds of issuing our $300 million aggregate principal 5.25% senior notes, which were used to repay our revolving credit facility borrowings. Additionally, financing activities in the first half of 2015 includes $186 million to fund our stock repurchase program.
The cash used by financing activities for the first six months of 2014 includes $20 million to fund our stock repurchase program and $7 million for the call premium on our 7.25% senior subordinated notes. Within financing activities in the first half of 2014, we used credit facility borrowings to fund the redemption of our 7.25% senior subordinated notes.
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
On November 21, 2014, we completed the sale of $300 million aggregate principal amount of 5.25% senior notes due December 1, 2022 at par with interest paid semiannually on June 1 and December 1 of each year, commencing on June 1, 2015. The aggregate net proceeds of $294 million were used to repay indebtedness under our U.S. bank credit facility, thereby increasing the unused portion of our revolving credit facility. The senior unsecured notes are general obligations, effectively subordinated to all existing and future secured debt and contain normal incurrence-based covenants.
On May 22, 2014, we amended our U.S. revolving credit facility. The amendment increased the capacity on our revolving credit facility from $900 million to $1,100 million and extended the maturity of the credit facility to May 22, 2019. The amendment also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $630 million at April 4, 2015. Interest on the majority of the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 163 basis points at April 4, 2015. The credit facility is secured by substantially all of our U.S. assets.
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
At April 4, 2015, we had $468 million of unused capacity, including $456 million from the U.S. revolving credit facility after considering standby letters of credit. Our ability to utilize the unused borrowing capacity is limited by the leverage ratio covenant, which would restrict borrowings to an additional $419 million as of April 4, 2015.
We have a trade receivables securitization facility (the "Securitization Program"), which terminates on February 10, 2017. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. We had an outstanding balance of $100 million at April 4, 2015. The Securitization Program reduced the amount outstanding under our U.S. revolving credit facility. The Securitization Program has a minimum borrowing requirement, which was $80 million at April 4, 2015. Interest on the secured borrowings under the Securitization Program was 83 basis points at April 4, 2015 and is based on 30-day LIBOR plus an applicable margin.
Net debt to capitalization was 40% at April 4, 2015 and 32% at September 27, 2014. The increase in net debt to capitalization is primarily due to our share repurchase program.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
On August 12, 2014, the Board of Directors amended our share authorization to buy up to an aggregate of nine million Class A or Class B common shares. Under this program, we have purchased approximately 6,566,000 shares for $457 million as of April 4, 2015.

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
Reductions in the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the Budget Control Act of 2011, have had and will continue to have ongoing ramifications for the domestic aerospace and defense market for the near future. As originally passed, the Budget Control Act provided that, in addition to an initial significant reduction in future domestic defense spending, further automatic cuts to defense spending authorization (which is generally referred to as sequestration) of approximately $500 billion through the Federal Government's 2021 fiscal year would be triggered by the failure of Congress to produce a deficit reduction bill. The sequestration spending cuts were intended to be uniform by category for programs, projects and activities within accounts. The Bipartisan Budget Act of 2013, passed and signed into law in December 2013, provides some opportunities to lessen the effects of sequestration. This act kept the defense base spending budget flat at approximately $500 billion for Federal Government's 2014 and 2015 fiscal years. This provided over $30 billion in sequester relief over the two fiscal years in exchange for extending the imposition of sequestration to fiscal years 2022 and 2023. However, we expect we will continue to face significant challenges over the next decade as a result of sequestration, as our military sales will likely be affected by lower U.S. Department of Defense spending. Currently, we expect to realize approximately $635 million in U.S. defense sales in 2015.
The commercial aircraft market is dependent on a number of factors, including global demand for air travel, which generally follows underlying economic growth. As such, the commercial aircraft market has historically exhibited cyclical swings which tend to track the overall economy. In recent years, the development of new, more fuel-efficient commercial air transports has helped drive increased demand in the commercial aircraft market, as airlines replace older, less fuel-efficient aircraft with newer models in an effort to reduce operating costs. The aftermarket is driven by usage of the existing aircraft fleet and the age of the installed fleet, and is impacted by fleet re-sizing programs for passenger and cargo aircraft. Changes in aircraft utilization rates affect the need for maintenance and spare parts and impact aftermarket sales. Boeing and Airbus have historically adjusted production in line with air traffic volume. Demand for our commercial aircraft products is in large part dependent on new aircraft production, which is increasing as Boeing and Airbus work to fulfill large backlogs of unfilled orders.
The commercial space market is comprised of large satellite customers, traditionally communications companies. Trends for this market, as well as for commercial launch vehicles, follow demand for increased capacity. This, in turn, tends to track underlying demand for increased consumption of telecommunication services, satellite replacement and global navigation needs. The space market is also partially dependent on the governmental-authorized levels of funding for satellite communications.

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
The energy market we serve is affected by changing oil and natural gas prices, global urbanization, the resulting increase in demand for global energy and the political climate and corresponding public support for investments in renewable energy generation capacity. Long term drivers for global growth include investments in power generation infrastructure, including renewable energy, and exploration in search of new oil and gas resources. However, in the short and intermediate term, the current decline in crude oil prices is expected to have a negative impact on global exploration and drilling activities, as our customers reevaluate and potentially delay or cancel these technically complex projects.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in our Industrial Systems segment. About one-third of our 2014 sales were denominated in foreign currencies. During the first six months of 2015, foreign currencies generally weakened versus the U.S. dollar compared to the first six months of 2014. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $41 million compared to the same period one year ago.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended April 4, 2015.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (3)
January 4, 2015 - January 31, 2015	320,084	$72.74	300,000	3,238,189
February 1, 2015 - February 28, 2015	379,886	73.85	335,103	2,903,086
March 1, 2015 - April 4, 2015	484,503	74.93	469,021	2,434,065
Total	1,184,473	$73.99	1,104,124	2,434,065

(1)
Reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. Retirement Savings Plan (RSP) as follows: 15,427 shares at $74.65 per share during January; 30,359 shares at $72.40 per share during February; and 8,500 shares at $74.25 per share during March.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. During January, there were 4,657 shares at $73.23 per share, in February, there were 14,424 shares at $74.88 per share and in March, there were 6,982 shares at $75.44 per share, in connection with the exercise of equity based awards.

(3)
In December 2011, the Board of Directors authorized a share repurchase program, which was amended in January 2014. The program permits the purchase of up to 4,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In August 2014, the Board of Directors authorized an additional repurchase of up to 5,000,000 shares of Class A or Class B common stock under identical terms and conditions. During January, we purchased 300,000 Class A shares at an average price of $72.64 per share. In February, we purchased 334,103 Class A shares at an average price of $73.92 per share and 1,000 Class B shares at an average price of $76.43 per share. In March, we purchased 467,776 Class A shares at an average price of $74.94 per share and 1,245 Class B shares at an average price of $76.29 per share.

Item 6. Exhibits.

(a)	Exhibits
	10.1	Moog Inc. Supplemental Retirement Plan Trust, as amended and restated, effective January 1, 2015.
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
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

Moog Inc.

(Registrant)

Date:	May 4, 2015	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2015	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2015	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)