Form 10-Q
period 2015-07-04
MOOG INC.
filed 2015-08-04
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of July 29, 2015 was:
Class A common stock, $1.00 par value, 33,899,751 shares
Class B common stock, $1.00 par value, 3,429,353 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	July 4, 2015	September 27, 2014
ASSETS
Current assets
Cash and cash equivalents	$277,444	$231,292
Receivables	710,965	780,874
Inventories	505,187	517,056
Other current assets	128,162	134,842
Total current assets	1,621,758	1,664,064
Property, plant and equipment, net of accumulated depreciation of $667,800 and $639,076, respectively	537,012	555,348
Goodwill	740,184	757,852
Intangible assets, net	154,223	178,070
Other assets	47,792	53,118
Total assets	$3,100,969	$3,208,452
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings	$407	$103,660
Current installments of long-term debt	33	5,262
Accounts payable	166,649	162,667
Customer advances	138,962	145,500
Contract loss reserves	31,388	35,984
Other accrued liabilities	235,224	269,731
Total current liabilities	572,663	722,804
Long-term debt, excluding current installments	1,075,075	765,114
Long-term pension and retirement obligations	237,544	288,216
Deferred income taxes	100,962	83,931
Other long-term liabilities	1,705	972
Total liabilities	1,987,949	1,861,037
Commitment and contingencies (Note 17)	—	—
Shareholders' equity
Common stock	51,280	51,280
Other shareholders' equity	1,061,740	1,296,135
Total shareholders' equity	1,113,020	1,347,415
Total liabilities and shareholders' equity	$3,100,969	$3,208,452
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$634,539	$683,698	$1,902,308	$1,976,961
Cost of sales	443,963	481,431	1,354,264	1,378,567
Gross profit	190,576	202,267	548,044	598,394
Research and development	34,157	32,498	96,882	105,478
Selling, general and administrative	90,733	102,616	280,718	307,349
Interest	7,916	2,215	20,953	9,788
Restructuring	6,604	—	6,604	—
Other	442	283	1,327	10,656
Earnings before income taxes	50,724	64,655	141,560	165,123
Income taxes	14,393	16,533	37,871	47,179
Net earnings	$36,331	$48,122	$103,689	$117,944

Net earnings per share
Basic	$0.95	$1.09	$2.62	$2.62
Diluted	$0.94	$1.08	$2.59	$2.59

Average common shares outstanding
Basic	38,389,629	44,077,121	39,555,423	44,946,413
Diluted	38,744,620	44,669,248	39,963,142	45,541,561
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net earnings	$36,331	$48,122	$103,689	$117,944
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	12,067	6,117	(68,212)	10,711
Retirement liability adjustment	3,498	2,767	14,988	7,868
Change in accumulated loss on derivatives	465	612	392	28
Other comprehensive income (loss), net of tax	16,030	9,496	(52,832)	18,607
Comprehensive income	$52,361	$57,618	$50,857	$136,551
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	July 4, 2015	June 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$103,689	$117,944
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	59,468	57,997
Amortization	19,010	23,589
Equity-based compensation expense	4,569	6,545
Redemption of senior subordinated notes	—	8,002
Other	18,781	9,182
Changes in assets and liabilities providing (using) cash:
Receivables	51,547	34,651
Inventories	(4,763)	449
Accounts payable	7,332	(18,857)
Customer advances	(5,008)	(11,953)
Accrued expenses	(21,182)	(4,449)
Accrued income taxes	(8,205)	9,695
Pension assets and liabilities	(23,817)	(16,902)
Other assets and liabilities	5,407	(5,844)
Net cash provided by operating activities	206,828	210,049

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(57,712)	(57,842)
Other investing transactions	12,597	(8,404)
Net cash used by investing activities	(45,115)	(66,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short term repayments	(3,337)	(977)
Net (repayments) proceeds from revolving lines of credit	(90,000)	266,135
Net repayments on long-term debt	(5,250)	(3,377)
Proceeds from senior notes, net of issuance costs	294,430	—
Payments on senior subordinated notes	—	(191,575)
Payment of premium on redemption of senior subordinated notes	—	(6,945)
Proceeds from sale of treasury stock	11,437	2,413
Purchase of outstanding shares for treasury	(297,417)	(147,360)
Proceeds from sale of stock held by SECT	7,328	1,144
Purchase of stock held by SECT	(12,121)	(5,206)
Purchase of stock held by SERP Trust	(7,328)	—
Excess tax benefits from equity-based payment arrangements	5,973	2,695
Other financing transactions	—	(2,238)
Net cash used by financing activities	(96,285)	(85,291)

Effect of exchange rate changes on cash	(19,276)	583
Increase in cash and cash equivalents	46,152	59,095
Cash and cash equivalents at beginning of period	231,292	157,090
Cash and cash equivalents at end of period	$277,444	$216,185
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Nine Months Ended July 4, 2015
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended July 4, 2015 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 27, 2014. All references to years in these financial statements are to fiscal years.
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
In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase to Maturity Transactions, Repurchase Financings and Disclosures.” This ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, requires certain disclosures for transactions accounted for as sales and requires certain disclosures for other transactions accounted for as secured borrowings. The provisions of this ASU are effective for fiscal years beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. We adopted this amendment in the third quarter of 2015. The adoption of this standard did not have a material impact on our financial statements.

Note 2 - Divestitures
On March 27, 2015, we completed one divestiture in our Medical Devices segment. We sold our Rochester, New York and Erie, Pennsylvania life sciences operations for $3,500 in cash, subject to a working capital adjustment, which is expected to be settled before the end of 2015.

Note 3 - Receivables
Receivables consist of:

	July 4, 2015	September 27, 2014
Accounts receivable	$302,675	$332,450
Long-term contract receivables:
Amounts billed	97,875	125,497
Unbilled recoverable costs and accrued profits	303,729	313,530
Total long-term contract receivables	401,604	439,027
Other	11,835	13,738
Total receivables	716,114	785,215
Less allowance for doubtful accounts	(5,149)	(4,341)
Receivables	$710,965	$780,874
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
Note 4 - Inventories
Inventories, net of reserves, consist of:

	July 4, 2015	September 27, 2014
Raw materials and purchased parts	$197,043	$198,166
Work in progress	245,502	251,701
Finished goods	62,642	67,189
Inventories	$505,187	$517,056
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of July 4, 2015 and September 27, 2014.

Note 5 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Medical Devices	Total
Balance as of September 27, 2014	$192,852	$159,607	$118,009	$202,910	$84,474	$757,852
Divestiture	—	—	—	—	(1,715)	(1,715)
Foreign currency translation	(2,735)	(1,490)	(6,942)	(3,426)	(1,360)	(15,953)
Balance as of July 4, 2015	$190,117	$158,117	$111,067	$199,484	$81,399	$740,184
Goodwill at September 27, 2014, in our Medical Devices reporting unit, is net of a $38,200 accumulated impairment loss. Certain factors, including industry conditions and the future profitability of our business, might have a negative impact on the carrying value of our goodwill and we may incur additional goodwill impairment charges.
The components of acquired intangible assets are as follows:

		July 4, 2015		September 27, 2014
	Weighted - Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$174,455	$(108,303)	$180,670	$(102,251)
Program-related	18	77,314	(26,882)	80,054	(24,065)
Technology-related	9	74,751	(48,608)	76,057	(46,296)
Marketing-related	10	26,149	(16,168)	26,707	(14,779)
Acquired intangible assets	12	$352,669	$(199,961)	$363,488	$(187,391)
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
Amortization of acquired intangible assets was $5,994 and $18,788 for the three and nine months ended July 4, 2015 and $7,495 and $22,606 for the three and nine months ended June 28, 2014. Based on acquired intangible assets recorded at July 4, 2015, amortization is expected to be approximately $24,600 in 2015, $23,100 in 2016, $19,900 in 2017, $18,200 in 2018 and $16,300 in 2019.

Note 6 - Indebtedness
Short-term borrowings consist of:

	July 4, 2015	September 27, 2014
Lines of credit	$407	$3,660
Securitization program	—	100,000
Short-term borrowings	$407	$103,660
We maintain short-term credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	July 4, 2015	September 27, 2014
U.S. revolving credit facility	$675,000	$765,000
Senior notes	300,000	—
Securitization program	100,000	—
Obligations under capital leases	108	151
Other long-term debt	—	5,225
Senior debt	1,075,108	770,376
Less current installments	(33)	(5,262)
Long-term debt	$1,075,075	$765,114
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
On November 21, 2014, we completed the sale of $300,000 aggregate principal amount of 5.25% senior notes due December 1, 2022 at par with interest paid semiannually on June 1 and December 1 of each year, which commenced on June 1, 2015. The aggregate net proceeds of $294,430 were used to repay indebtedness under our U.S. bank credit facility, thereby increasing the unused portion of our revolving credit facility.
The Securitization Program matures on February 10, 2017 and effectively increases our borrowing capacity by up to $100,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of July 4, 2015, our minimum borrowing requirement is $80,000.
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

Note 7 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Warranty accrual at beginning of period	$17,618	$17,037	$19,953	$17,429
Warranties issued during current period	2,358	3,231	6,057	7,134
Adjustments to pre-existing warranties	(391)	(311)	(1,976)	(835)
Reductions for settling warranties	(2,306)	(1,918)	(5,462)	(5,899)
Foreign currency translation	322	153	(971)	363
Warranty accrual at end of period	$17,601	$18,192	$17,601	$18,192
Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At July 4, 2015, we had interest rate swaps with notional amounts totaling $245,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.3%, including the applicable margin of 163 basis points as of July 4, 2015. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times between January 15, 2016 and June 5, 2017.
We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $55,627 at July 4, 2015. These contracts mature at various times through June 2, 2017.
These interest rate swaps and foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2015 or 2014.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency forwards with notional amounts of $121,301 at July 4, 2015. The foreign currency forwards are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency forwards which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net gain (loss)	$(1,246)	$3,416	$(2,661)	$5,941
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		July 4, 2015	September 27, 2014
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$294	$—
Foreign currency forwards	Other assets	43	—
Interest rate swaps	Other current assets	—	70
Interest rate swaps	Other assets	—	107
	Total asset derivatives	$337	$177
Foreign currency forwards	Other accrued liabilities	$867	$1,521
Foreign currency forwards	Other long-term liabilities	223	494
Interest rate swaps	Other accrued liabilities	522	110
Interest rate swaps	Other long-term liabilities	215	28
	Total liability derivatives	$1,827	$2,153
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$451	$821
Foreign currency forwards	Other accrued liabilities	$898	$2,991

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2:

	Classification	July 4, 2015	September 27, 2014
Foreign currency forwards	Other current assets	$745	$821
Foreign currency forwards	Other assets	43	—
Interest rate swaps	Other current assets	—	70
Interest rate swaps	Other assets	—	107
	Total asset fair values	$788	$998
Foreign currency forwards	Other accrued liabilities	$1,765	$4,512
Foreign currency forwards	Other long-term liabilities	223	494
Interest rate swaps	Other accrued liabilities	522	110
Interest rate swaps	Other long-term liabilities	215	28
	Total liability fair values	$2,725	$5,144
There were no financial assets or liabilities classified as Level 3 within the fair value hierarchy for the three and nine months ended July 4, 2015. The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended	Nine Months Ended
	June 28, 2014	June 28, 2014
Balance at beginning of period	$2,422	$4,007
Increase (decrease) in discounted future cash flows recorded as interest expense	(83)	73
Decrease in earn out provisions recorded as other income	(859)	(350)
Settlements paid in cash	—	(2,250)
Balance at end of period	$1,480	$1,480
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At July 4, 2015, the fair value of long-term debt was $1,079,046 compared to its carrying value of $1,075,108. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans
Net periodic benefit costs for U.S. defined benefit pension plans consist of:

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$5,909	$5,392	$17,726	$16,178
Interest cost	8,508	8,339	25,523	25,016
Expected return on plan assets	(11,784)	(10,844)	(35,352)	(32,531)
Amortization of prior service cost	37	38	112	112
Amortization of actuarial loss	5,588	4,086	16,766	12,259
Pension expense for defined benefit plans	$8,258	$7,011	$24,775	$21,034
Net periodic benefit costs for non-U.S. defined benefit pension plans consist of:

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$1,553	$1,339	$4,529	$4,092
Interest cost	1,271	1,491	3,640	4,543
Expected return on plan assets	(1,364)	(1,157)	(3,908)	(3,467)
Amortization of prior service credit	(12)	(12)	(37)	(35)
Amortization of actuarial loss	574	343	1,645	1,052
Pension expense for defined benefit plans	$2,022	$2,004	$5,869	$6,185
Net periodic benefit costs for the post-retirement health care benefit plan consists of:

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$56	$56	$169	$169
Interest cost	144	156	432	468
Amortization of actuarial gain	(26)	(65)	(79)	(196)
Total periodic post-retirement benefit cost	$174	$147	$522	$441
Pension expense for the defined contribution plans consists of:

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
U.S. defined contribution plans	$3,483	$3,417	$10,426	$9,748
Non-U.S. defined contribution plans	1,819	1,836	5,118	4,839
Total pension expense for defined contribution plans	$5,302	$5,253	$15,544	$14,587
Actual contributions for the nine months ended July 4, 2015 and anticipated additional 2015 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$46,922	$7,539	$54,461
Anticipated	5,624	1,868	7,492
Total expected contributions	$52,546	$9,407	$61,953

Note 11 - Restructuring
In 2014, we initiated restructuring plans in response to the business outlook, which includes a change in the mix of sales and delays and cancellations of orders for certain product lines. The restructuring actions taken have resulted in workforce reductions, primarily in the U.S. and Europe.
In 2015, we initiated additional restructuring plans as a result of ongoing reviews of our lines of business and operations. The restructuring actions taken have resulted in workforce reductions in the U.S., Europe and Canada.
Restructuring activity for severance and other costs by segment is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Total
Balance at September 27, 2014	$5,439	$5,764	$186	—	$11,389
Charged to expense - 2015 plan	—	6,182	—	422	6,604
Adjustments to provision	(407)	(282)	—	—	(689)
Payments - 2013 plan	—	(490)	—	—	(490)
Payments - 2014 plan	(4,833)	(3,295)	(178)	—	(8,306)
Payments - 2015 plan	—	(203)	—	(283)	(486)
Foreign currency translation	(11)	(69)	(8)	—	(88)
Balance at July 4, 2015	$188	$7,607	$—	$139	$7,934
Payments related to the 2013 plan were paid in full as of April 4, 2015. Payments for the 2014 plan will be primarily paid by October 3, 2015, with the exception of amounts classified as long-term liabilities based on payment arrangements. The charge for the 2015 plan consists of $3,773 related to the termination of a sales and marketing contract and the remainder relates to severance. Payments for the 2015 plan will be primarily paid by April 2, 2016. As of July 4, 2015, the restructuring accrual consists of $1,979 for the 2014 plan and $5,955 for the 2015 plan.
Note 12 - Income Taxes
The effective tax rates of 28.4% and 26.8% for the three and nine months ended July 4, 2015 and 25.6% and 28.6% for the three and nine months ended June 28, 2014 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 13 - Shareholders’ Equity
The changes in shareholders’ equity for the nine months ended July 4, 2015 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,627,531	7,652,182
Conversion of Class B to Class A	—	11,087	(11,087)
End of Period	51,280	43,638,618	7,641,095

ADDITIONAL PAID-IN CAPITAL
Beginning of period	463,965
Equity-based compensation expense	4,569
Issuance of treasury shares	(4,460)
Adjustment to market - SECT, SERP and other	7,524
End of period	471,598

RETAINED EARNINGS
Beginning of period	1,447,911
Net earnings	103,689
End of period	1,551,600

TREASURY STOCK
Beginning of period	(360,445)	(5,806,702)	(3,319,038)
Issuance of treasury shares	15,897	541,695	—
Purchase of treasury shares	(295,110)	(4,116,739)	(4,583)
End of period	(639,658)	(9,381,746)	(3,323,621)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(48,458)		(710,841)
Issuance of shares	7,328		100,000
Purchase of shares	(12,121)		(169,063)
Adjustment to market	(1,818)		—
End of period	(55,069)	—	(779,904)

SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	—		—
Purchase of shares	(7,328)		(100,000)
Adjustment to market	267		—
End of period	(7,061)	—	(100,000)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(206,838)
Other comprehensive income (loss)	(52,832)
End of period	(259,670)
TOTAL SHAREHOLDERS' EQUITY	$1,113,020	34,256,872	3,437,570

The changes in AOCI, net of tax, by component for the nine months ended July 4, 2015 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated (loss) on derivatives	Total
AOCI at beginning of period	$9,254	$(214,984)	$(1,108)	$(206,838)
Other comprehensive income (loss) before reclassifications	(68,212)	3,348	(900)	(65,764)
Amounts reclassified from AOCI	—	11,640	1,292	12,932
Other comprehensive income (loss)	(68,212)	14,988	392	(52,832)
AOCI at end of period	$(58,958)	$(199,996)	$(716)	$(259,670)
The amounts reclassified from AOCI into earnings are as follows:

		Three Months Ended		Nine Months Ended
	Statement of earnings classification	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Retirement liability:
Prior service cost (credit)		$25	$26	$73	$(105)
Actuarial losses		6,093	4,374	18,362	13,116
Reclassification from AOCI into earnings		6,118	4,400	18,435	13,011
Tax effect		(2,254)	(1,622)	(6,795)	(4,795)
Net reclassification from AOCI into earnings		$3,864	$2,778	$11,640	$8,216
Derivatives:
Foreign currency forwards	Sales	$(33)	$—	$3	$(192)
Foreign currency forwards	Cost of sales	93	406	1,011	1,368
Interest rate swaps	Interest	322	137	1,062	279
Reclassification from AOCI into earnings		382	543	2,076	1,455
Tax effect		(157)	(206)	(784)	(623)
Net reclassification from AOCI into earnings		$225	$337	$1,292	$832
The amounts deferred in AOCI related to derivatives are as follows:

		Net deferral in AOCI of derivatives - effective portion
		Three Months Ended		Nine Months Ended
	Statement of earnings classification	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Foreign currency forwards	Sales	$677	$—	$276	$3
Foreign currency forwards	Cost of sales	(641)	994	(68)	(554)
Interest rate swaps	Interest	(62)	(552)	(1,823)	(743)
Net gain (loss)		(26)	442	(1,615)	(1,294)
Tax effect		266	(167)	715	490
Net deferral in AOCI of derivatives		$240	$275	$(900)	$(804)

Note 14 - Stock Employee Compensation Trust and Supplemental Retirement Plan Trust
The Stock Employee Compensation Trust (SECT) assists in administering and provides funding for equity-based compensation plans and benefit programs, including the Moog Inc. Retirement Savings Plan (RSP). The Supplemental Retirement Plan (SERP) Trust provides funding for benefits under the Moog Inc. SERP. Both the SECT and the SERP Trusts hold shares as investments. The shares in the SECT and SERP Trusts are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreements governing the SECT and SERP Trusts, the trustees vote all shares held by the SECT and SERP Trusts on all matters submitted to shareholders.
Note 15 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Weighted-average shares outstanding - Basic	38,389,629	44,077,121	39,555,423	44,946,413
Dilutive effect of equity-based awards	354,991	592,127	407,719	595,148
Weighted-average shares outstanding - Diluted	38,744,620	44,669,248	39,963,142	45,541,561
There were no material antidilutive equity-based awards outstanding for the three and nine months ended July 4, 2015 and June 28, 2014.
Note 16 - Segment Information
Below are sales and operating profit by segment for the three and nine months ended July 4, 2015 and June 28, 2014 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Nine Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales:
Aircraft Controls	$270,339	$294,194	$811,103	$834,420
Space and Defense Controls	95,266	102,505	288,477	297,260
Industrial Systems	130,581	147,722	393,092	442,998
Components	106,826	110,587	315,432	314,433
Medical Devices	31,527	28,690	94,204	87,850
Net sales	$634,539	$683,698	$1,902,308	$1,976,961
Operating profit:
Aircraft Controls	$28,401	$30,342	$75,195	$87,980
Space and Defense Controls	6,149	8,664	19,784	25,523
Industrial Systems	13,068	16,826	38,972	44,010
Components	13,602	16,972	42,258	46,707
Medical Devices	4,870	2,343	12,128	7,348
Total operating profit	66,090	75,147	188,337	211,568
Deductions from operating profit:
Interest expense	7,916	2,215	20,953	9,788
Equity-based compensation expense	603	1,553	4,569	6,545
Corporate expenses and other	6,847	6,724	21,255	30,112
Earnings before income taxes	$50,724	$64,655	$141,560	$165,123

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
We are contingently liable for $16,872 of standby letters of credit issued by a bank to third parties on our behalf at July 4, 2015.

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
We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls and represent 34%, 33% and 32% of our sales in 2014, 2013 and 2012, respectively. We recognize revenue on these contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within Industrial Systems, Components and Medical Devices, as well as with aftermarket activity.
We concentrate on providing our customers with products designed and manufactured to the highest quality standards. Our products are applied in demanding applications "When Performance Really Matters®." We believe we have achieved a leadership position in the high performance, precision controls market, by capitalizing on our strengths, which include:

•	superior technical competence in delivering mission-critical solutions;

•	an innovative customer-intimacy approach;

•	a diverse base of customers and end markets served by a broad product portfolio;

•	well-established international presence serving customers worldwide; and

•	a proven ability to successfully undertake investments designed to enhance our control systems product franchise and drive continued growth.

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

CRITICAL ACCOUNTING POLICIES

On a regular basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, revenue recognition on long-term contracts, contract loss reserves, reserves for inventory valuation, reviews for impairment of goodwill, purchase price allocations for business combinations, pension assumptions and deferred tax asset valuation allowances.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied using one of two prescribed retrospective methods. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. With the one-year deferral, the provisions of this ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. This amendment is applicable to us beginning in the first quarter of 2019. We are currently evaluating the impact of the adoption of this standard on our financial statements.

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

In April 2015, the FASB issued ASU No. 2015-04, “Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This ASU permits an entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that consistently from year to year. This practical expedient would then be applied to all plans if an entity has more than one plan. Further, if a contribution or other significant event occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of the defined benefit plan assets and obligations to reflect the effects of those contributions and other significant events. The provisions of this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and prospective application is required. This amendment is applicable for us beginning in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This ASU removes the requirement to make certain disclosures as well as categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The provisions of this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The amendment is required to be applied retrospectively, and early adoption is permitted. This amendment is applicable for us beginning in the first quarter of 2017. Other than requiring a change to our disclosures, the adoption of this standard is not expected to have a material impact on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU requires inventory to be measured at the lower of cost and net realizable value. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment is required to be applied prospectively, and early adoption is permitted. This amendment is applicable for us beginning in the first quarter of 2018. The adoption of this standard is not expected to have a material impact on our financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended				Nine Months Ended
(dollars and shares in millions, except per share data)	July 4, 2015	June 28, 2014	$ Variance	% Variance	July 4, 2015	June 28, 2014	$ Variance	% Variance
Net sales	$634.5	$683.7	$(49.2)	(7%)	$1,902.3	$1,977.0	$(74.7)	(4%)
Gross margin	30.0%	29.6%			28.8%	30.3%
Research and development expenses	$34.2	$32.5	$1.7	5%	$96.9	$105.5	$(8.6)	(8%)
Selling, general and administrative expenses as a percentage of sales	14.3%	15.0%			14.8%	15.5%
Interest expense	$7.9	$2.2	$5.7	257%	$21.0	$9.8	$11.2	114%
Restructuring	6.6	—	6.6	N/A	6.6	—	6.6	N/A
Other	0.4	0.3	0.2	56%	1.3	10.7	(9.3)	(88%)
Effective tax rate	28.4%	25.6%			26.8%	28.6%
Net earnings	$36.3	$48.1	$(11.8)	(25%)	$103.7	$117.9	$(14.3)	(12%)
Average common shares outstanding	38.7	44.7	(5.9)	(13%)	40.0	45.5	(5.6)	(12%)
Diluted earnings per share	$0.94	$1.08	$(0.14)	(13%)	$2.59	$2.59	$—	—%
Net sales decreased in the third quarter and in the first nine months of 2015 compared to the same periods of 2014. In both periods, sales increased in Medical Devices, sales were relatively flat in Components and sales decreased in Industrial Systems, Aircraft Controls and Space and Defense Controls. Weaker foreign currencies, in particular the Euro relative to the U.S. dollar, contributed $31 million to the sales decline in the third quarter and $71 million in the first nine months of 2015.
Gross margin declined in the first nine months of 2015 compared to the first nine months of 2014 due to an adverse sales mix. We were negatively impacted by lower amounts of military OEM and aftermarket sales and commercial aftermarket sales in Aircraft Controls, as well as lower amounts of energy sales in Components.
Research and development expenses increased in the third quarter of 2015 compared to the third quarter of 2014. Within Aircraft Controls, research and development expenses increased $2 million as higher activity on the Embraer E-2 program was partially offset by lower activity on the Airbus A350 and the Boeing 787 programs.
Research and development expenses decreased in the first nine months of 2015 compared to the same period of 2014. Within Aircraft Controls, research and development expenses decreased $8 million, which was driven by reduced development activity on the Airbus A350.
Selling, general and administrative expenses as a percentage of sales decreased in the third quarter and in the first nine months of 2015 compared to the same periods of 2014. Most of the decline in both periods is due to an on-going focus on expense reduction. Additionally, we had the benefit of our completed 2014 restructuring activities in Aircraft Controls and Space and Defense Controls, contributing $1 million and $2 million of total savings in the third quarter and the first nine months of 2015, respectively.
In the fourth quarter of 2014, we incurred restructuring expenses, primarily in Aircraft Controls and Space and Defense Controls. The restructuring actions were in response to the business outlook for each segment, including a change in the mix of product sales and delays and cancellations of orders for certain product lines. Each segment's restructuring expense totaled $5 million. We expect these activities to result in $15 million of cost savings during 2015. Through the first nine months of 2015, the total restructuring savings were $9 million and are approximately 61% of our total projected annual benefits. This amount is in line with our expectations.
In the third quarter of 2015, we incurred $7 million of restructuring expenses. More than half of the total restructuring expense relates to the termination of a selling and marketing contractual relationship within Space and Defense Controls, and will not carry the same ratio of benefits as our previous restructuring activities. The remaining expense relates to a reduction in force, primarily in Space and Defense Controls. We expect these activities to result in $7 million of cost savings over the next four quarters.

Interest expense in the third quarter and in the first nine months of 2015 increased compared to the same periods of 2014. Interest expense increased $3 million and $6 million in the third quarter and in the first nine months of 2015, respectively, due to higher cost debt following the issuance of our $300 million senior notes in November 2014. Interest expense also increased $2 million and $4 million, respectively, due to higher levels of debt due to funding our share repurchase program.
Other expense in the first nine months of 2015 includes a $1 million loss in our Medical Devices segment on the sale of two small operations. Other expense in the first nine months of 2014 includes a 3.625% call premium related to our repurchase of our 7.25% senior subordinated notes due on January 15th, 2018, as well as a $4 million write-down of a technology investment in Industrial Systems.
The effective tax rate increased in the third quarter of 2015 compared to the third quarter of 2014 due to the lack of the prior year's tax deductible loss associated with the sale of a Medical Devices operation in June 2013. The effective tax rate decreased in the first nine months of 2015 compared to the same period of 2014 due to a more favorable mix of taxable earnings.
Average common shares outstanding decreased in the third quarter of 2015 and the first nine months of 2015 compared to the same periods in 2014 due to our share buyback program. Since the Board of Directors amended the program in January 2014, we have repurchased 8 million shares.
Other comprehensive loss increased in the first nine months 2015 compared to the same period of 2014. Foreign currency translation adjustments, driven primarily by the Euro and the British Pound relative to the U.S. dollar, were unfavorable. In the first nine months of 2015, the Euro had a negative impact of $41 million and the British Pound had a negative impact of $25 million.
2015 Outlook – We expect sales in 2015 to decrease 4% to $2.53 billion. We expect sales to decline in Industrial Systems due largely to unfavorable foreign currency translation and macro-economic conditions. Additionally, we expect sales to decline in Aircraft Controls in our military business, while sales declines in our commercial aftermarket programs will be offset by commercial OEM sales growth. We also expect sales to decline in Components as demand for our marine energy products weakens due to the lower price of oil. We expect Space and Defense Controls' sales to decline due to reduced activity in our space sector as certain programs near completion. We expect sales in Medical Devices to remain flat.
We expect our operating margin to decrease to 10.0%. We expect operating margin to decrease in both Components and Aircraft Controls due to unfavorable sales mixes. Partly offsetting the declines are better operating margins in Space and Defense Controls and Medical Devices, due to more favorable sales mixes, the benefits of our prior year restructuring actions and the continued focus on reducing costs.
We expect net earnings to decrease 13% to $138 million and diluted earnings per share to decrease 1% to $3.50. The difference between projected diluted earnings per share decline and projected net earnings decline is the result of our shares repurchased under our current share buyback program.
2016 Outlook – We expect sales in 2016 to increase 1% to $2.57 billion. We expect that Aircraft Controls will drive the sales growth, due mostly to the ramp up of the Airbus A350 program. We expect flat sales in Space and Defense Controls, Industrial Systems and Medical Devices, while we expect that Components' sales will decrease. We expect operating margin to increase to 10.7%. The benefits of our 2015 cost containment strategies in Space and Defense Controls, Industrial Systems and Medical Devices will drive the margin expansion, offsetting margin pressure from unfavorable sales mixes in Aircraft Controls and Components.
We expect net earnings to increase 7% to $148 million and diluted earnings per share will increase 14% to $4.00. The difference between projected diluted earnings per share growth and projected net earnings growth is the anticipated result of shares repurchased under our current share buyback program.

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
Aircraft Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 4, 2015	June 28, 2014	$ Variance	% Variance	July 4, 2015	June 28, 2014	$ Variance	% Variance
Net sales - military aircraft	$140.9	$147.7	$(6.8)	(5%)	$401.1	$426.1	$(25.0)	(6%)
Net sales - commercial aircraft	129.4	146.5	(17.1)	(12%)	410.0	408.3	1.7	—%
	$270.3	$294.2	$(23.9)	(8%)	$811.1	$834.4	$(23.3)	(3%)
Operating profit	$28.4	$30.3	$(1.9)	(6%)	$75.2	$88.0	$(12.8)	(15%)
Operating margin	10.5%	10.3%			9.3%	10.5%
Backlog					$691.0	$724.8	$(33.8)	(5%)
Aircraft Controls' sales declined on both military and commercial programs in the third quarter of 2015 compared to the third quarter of 2014. Additionally, sales decreased in the first nine months of 2015 compared to the first nine months of 2014 due to lower military sales, while lower commercial aftermarket sales offset increased commercial OEM sales.
In the third quarter of 2015, commercial OEM sales to Boeing decreased $11 million due to decreased volume. Additionally, sales in military OEM declined $4 million and sales in military aftermarket and commercial aftermarket programs declined $3 million each. The lower sales are due to fewer deliveries on foreign military fighter programs, the wind down of various domestic military aftermarket programs and a general decline across most of our commercial aftermarket programs.
In the first nine months of 2015, military OEM sales decreased $18 million due to reduced development work on the KC-46 Tanker program and to lower foreign military sales. Sales in commercial aftermarket decreased $9 million as the level of initial provisioning spares sales for the Boeing 787 continued to decline. Slightly offsetting these declines was an increase of $11 million of sales to Airbus due to the ramp up of the new A350 program.
Operating margin in the third quarter of 2015 increased compared to the third quarter of 2014, largely attributable to $8 million of lower additions to contract loss reserves. The operating profit in the third quarter of 2015 also included $2 million of restructuring benefits realized from 2014 restructuring activities. Offsetting the increases is an adverse sales mix due to lower amounts of military and commercial aftermarket sales. We also had $2 million of higher research and development costs in 2015, driven by increased activity on the Embraer E-2 program.
Operating margin in the first nine months of 2015 decreased compared to the same period of 2014. The decline is primarily attributable to an adverse sales mix due to lower amounts of military and commercial aftermarket sales. Partly offsetting the operating margin decline in the first nine months of 2015 compared to the same period of 2014 was $11 million of lower additions to contract loss reserves. We also had $8 million of lower research and development costs, as activity on the Airbus A350 program slowed. The operating profit in the first nine months of 2015 also included $4 million of restructuring benefits realized from 2014 restructuring activities. These year-to-date restructuring savings are approximately 55% of our total expected annual benefits and are in line with our expectations.
The decrease of twelve-month backlog for Aircraft Controls on July 4, 2015 compared to June 28, 2014 is primarily related to work completed on military programs. Partly offsetting the decline is an increase in commercial OEM orders.

2015 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to decline slightly to $1.09 billion in 2015. Commercial aircraft sales are expected to be flat as increased sales on the Airbus A350 program are offset by an expected decrease in commercial aftermarket sales, as the initial provisioning sales for the Boeing 787 continue to decline. We also expect a 5% decrease in military sales, as activity on our major military OEM and aftermarket programs continue to decline. We expect that our operating margin will decrease to 9.5% in 2015 from 10.4% in 2014. We expect that the decline in margin will be due to the increased amount of lower margin sales on early commercial production programs, lower domestic and foreign OEM military sales and lower military and commercial aftermarket sales. Somewhat offsetting the decline are expected lower research and development costs and the benefit of our 2014 restructuring activities.
2016 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 4% to $1.13 billion in 2016. Commercial aircraft sales are expected to increase 8%, due primarily to the sales increase on the Airbus A350 program. We also expect that commercial aftermarket sales will continue to decline due to the lower levels of Boeing 787 initial provisioning sales. We expect military sales to be flat with 2015, as higher F-35 production sales are offset by lower V-22 and military aftermarket sales. We expect that our operating margin will remain flat at 9.5% in 2015. Our sales mix will be unfavorable as we have lower amounts of military and commercial aftermarket sales. Additionally, our research and development costs will remain elevated due to the continued spend on the A350 and the Embraer E-2 programs.

Space and Defense Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 4, 2015	June 28, 2014	$ Variance	% Variance	July 4, 2015	June 28, 2014	$ Variance	% Variance
Net sales	$95.3	$102.5	$(7.2)	(7%)	$288.5	$297.3	$(8.8)	(3%)
Operating profit	$6.1	$8.7	$(2.5)	(29%)	$19.8	$25.5	$(5.7)	(22%)
Operating margin	6.5%	8.5%			6.9%	8.6%
Backlog					$234.1	$275.3	$(41.3)	(15%)
Space and Defense Controls' sales decreased in the third quarter and in the first nine months of 2015 compared to the same periods of 2014, as sales declines in our space market were partially offset by sales growth in our defense market.
Sales in our space market decreased $13 million in the third quarter and $18 million in the first nine months of 2015 compared to the same periods of 2014 due to satellite and launch vehicle programs winding down. Partly offsetting the sales declines in both periods was growth in our defense market. Sales increased $6 million and $9 million, respectively, as production rates increased on defense controls, missile systems and naval systems programs. However, these increases within our defense market were offset by $5 million and $12 million, respectively, of lower security sales due to lower sales volume and order delays.
Operating margin decreased in the third quarter and in the first nine months of 2015 compared to the same periods of 2014 due primarily to $6 million of restructuring expenses. We expect these activities to result in $5 million of cost savings over the next four quarters. More than half of the total restructuring expense relates to the termination of a selling and marketing contractual relationship, and will not carry the same ratio of benefits as our previous restructuring activities. Operating margin in the first nine months of 2015 also includes an $8 million accounting correction recorded in the second quarter of 2015.
The operating margin decreases in the third quarter and in the first nine months of 2015 were partly offset by $2 million and $6 million, respectively, of benefits realized from the 2014 restructuring activities. The year-to-date restructuring savings are approximately two-thirds of our total expected annual savings and are in line with our expectations. We also benefited from general cost containment activities.
The decrease in twelve-month backlog at July 4, 2015 relates to various space programs.
2015 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to decrease 3% to $384 million in 2015. We expect a sales decline in our space market due to lower levels of satellite component sales and NASA sales. Mostly offsetting this decline is an expected increase in our defense market as sales in defense controls, naval systems and missile systems compensate for a lowered security outlook. We expect our operating margin to increase to 8.1% in 2015 from 6.6% in 2014, as we benefit from our 2014 restructuring actions and a more favorable sales mix associated with higher defense sales. Partly offsetting the increase is the accounting correction recorded in the second quarter of 2015.
2016 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to remain flat at $386 million in 2016. We expect sales increases in our defense market to be driven by increased production volumes for missile systems and improved domestic and foreign military vehicle sales. Offsetting this growth is an expected decline in our space market as production programs continue to wind down. We expect our operating margin to increase to 11.5% in 2016 from 8.1% in 2015 as the 2015 accounting correction does not repeat and as we benefit from our 2015 restructuring activities.

Industrial Systems

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 4, 2015	June 28, 2014	$ Variance	% Variance	July 4, 2015	June 28, 2014	$ Variance	% Variance
Net sales	$130.6	$147.7	$(17.1)	(12%)	$393.1	$443.0	$(49.9)	(11%)
Operating profit	$13.1	$16.8	$(3.8)	(22%)	$39.0	$44.0	$(5.0)	(11%)
Operating margin	10.0%	11.4%			9.9%	9.9%
Backlog					$184.8	$184.7	$0.1	—%
Industrial Systems' sales decreased across our major markets in the third quarter and in the first nine months of 2015 compared to the third quarter and the first nine months of 2014. Weaker foreign currencies, in particular the Euro relative to the U.S. dollar, contributed $18 million and $41 million to the sales declines, respectively.
Within our industrial automation market, sales decreased $8 million in the third quarter and $22 million in the first nine months of 2015 compared to the same periods of 2014. Unfavorable foreign currency translation contributed $10 million and $24 million, respectively, to each period's decline. Slightly offsetting the foreign currency losses were sales increases in our aftermarket services.
Within our energy market, sales decreased $8 million in the third quarter and $18 million in the first nine months of 2015 compared to the same periods of 2014. Unfavorable foreign currency translation contributed approximately two-thirds of each period's decline. Additionally, unfavorable macro-economic conditions related, in part, to the significant decline in the price of crude oil affected the sales of our non-renewable energy products in both periods.
Within our simulation and test market, sales were relatively flat in the third quarter of 2015 compared to the third quarter of 2014. However, sales declined $10 million in the first nine months of 2015 compared to the same period of 2014, due mostly to the timing of deliveries to large customers.
Operating margin in the third quarter of 2015 decreased compared to the operating margin in the third quarter of 2014 due to margin pressures in the energy business and to the negative impacts of the strengthening U.S. dollar relative to foreign currencies. Operating margin was comparable in the first nine months of 2015 to the same period of 2014. The operating margin in the first nine months of 2014 included a $4 million technology investment write-down. This favorable impact was offset by lower sales volumes, margin pressures in the energy business and the strengthening U.S. dollar relative to other foreign currencies.
The twelve-month backlog for Industrial Systems at July 4, 2015 is comparable to the twelve-month backlog at June 28, 2014, as the negative impact of foreign currency translation was offset by higher levels of simulation and test orders.
2015 Outlook for Industrial Systems – We expect sales in Industrial Systems to decline 11% to $524 million in 2015. We expect a sales decline due to the impacts of the weaker foreign currencies relative to the U.S. dollar, as well as the softening macro-economic outlooks. We expect that our operating margin will increase to 10.0% in 2015 from 9.8% in 2014, as we benefit from our continuing cost containment activities as well as the absence of investment write-downs taken last year. We expect the increases to be partially offset by the continued margin pressures in the energy business as well as the negative operating profit impact due to the strengthening U.S. dollar relative to other foreign currencies.
2016 Outlook for Industrial Systems – We expect sales in Industrial Systems to remain flat at $525 million in 2016, as general economic conditions do not indicate any change in 2016. We expect that our operating margin will increase to 10.7% in 2016 from 10.0% in 2015, as we continue to benefit from our cost containment activities.

Components

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 4, 2015	June 28, 2014	$ Variance	% Variance	July 4, 2015	June 28, 2014	$ Variance	% Variance
Net sales	$106.8	$110.6	$(3.8)	(3%)	$315.4	$314.4	$1.0	—%
Operating profit	$13.6	$17.0	$(3.4)	(20%)	$42.3	$46.7	$(4.4)	(10%)
Operating margin	12.7%	15.3%			13.4%	14.9%
Backlog					$156.6	$181.9	$(25.2)	(14%)
Components' sales were similar in the third quarter of 2015 and in the first nine months of 2015 compared to the same periods in 2014. In both periods, sales increased in our aerospace and defense market; however sales decreased in our non-aerospace and defense market.
In our aerospace and defense market, sales increased $2 million in the third quarter and $5 million in the first nine months of 2015, compared to the same periods of 2014. Sales for missiles, space and aircraft products drove the increase in the third quarter, while higher levels of defense controls and naval product sales contributed to the growth in the first nine months of 2015.
In our non-aerospace and defense market, sales decreased $6 million in the third quarter and $4 million in the first nine months of 2015. The decline is primarily due to the macro-economic conditions centered around the significant decline in the price of crude oil and the resulting negative demand impact for our marine energy products. Sales in our marine market declined $7 million and $8 million in the third quarter and the first nine months of 2015, respectively. Sales in our medical market also declined $3 million in the first nine months of 2015, as demand from our major customer for sleep apnea equipment lowered. Slightly offsetting the declines were respective sales increases of $2 million and $6 million in our industrial market in the third quarter and the first nine months of 2015, driven by a strong demand in the U.S. industrial market.
Operating margin decreased in the third quarter and the first nine months of 2015 compared to the same periods of 2014. These decreases are primarily due to lower demand for our marine energy products resulting from the significant decline in the price of crude oil.
The decrease in twelve-month backlog for Components at July 4, 2015 compared to June 28, 2014 is due to reduced orders associated with the decline in the price of crude oil on our marine energy products.
2015 Outlook for Components – We expect sales to decrease 2% to $415 million in 2015 due to declines in our non-aerospace and defense markets. We expect the decline in the price of crude oil to continue to negatively affect demand for our marine energy products. Partly offsetting the declines is expected growth in our industrial market. We expect our operating margin to decrease to 13.5% in 2015 from 15.3% in 2014, due to lower amounts of favorable marine energy product sales.
2016 Outlook for Components – We expect sales to decrease 2% to $405 million in 2016 due to continued declines in our energy market. We also expect that sales in our medical market will decline due to lower demand from a key customer. Partially offsetting the decline is expected growth in our space and defense market, driven by improved foreign military vehicle program sales. We expect our operating margin to decrease to 12.6% in 2016 from 13.5% in 2015 as we continue to be negatively impacted by the low price of crude oil.

Medical Devices

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 4, 2015	June 28, 2014	$ Variance	% Variance	July 4, 2015	June 28, 2014	$ Variance	% Variance
Net sales	$31.5	$28.7	$2.8	10%	$94.2	$87.9	$6.4	7%
Operating profit	$4.9	$2.3	$2.5	108%	$12.1	$7.3	$4.8	65%
Operating margin	15.4%	8.2%			12.9%	8.4%
Backlog					$14.4	$14.8	$(0.5)	(3%)
Medical Devices' sales increased for our pumps and sets in the third quarter as well as the first nine months of 2015 compared to the same periods of 2014.
Sales of IV pumps increased $3 million in the third quarter of 2015 and $6 million the first nine months of 2015, compared to sales in the same periods of 2014 as we continued to replace competitors' older products in the U.S. home healthcare market. Sales of enteral sets increased $3 million in both the third quarter and the first nine months of 2015 due to a higher volume of sales to a distribution partner. Partly offsetting the sales growth were declines of $2 million in both the third quarter and the first nine months of 2015 due to lost sales associated with the sale of two small operations.
Operating margin in the third quarter and in the first nine months of 2015 increased compared to the same periods of 2014 due to higher sales volumes, a more favorable sales mix and lower operational costs. The operating margin in the first nine months of 2015 also included a $1 million loss on the sale of two small operations.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2015 Outlook for Medical Devices – We expect sales to remain relatively flat at $122 million in 2015. We expect sales increases for our enteral sets and our medical sensor and components products. This growth will be offset by a reduction related to the operations we sold in 2015. We expect our operating margin to increase to 12.8% in 2015 from 8.8% in 2014, as we continue to benefit from an improved cost structure and incremental margin contribution from higher sales volumes.
2016 Outlook for Medical Devices – We expect sales to remain flat at $122 million in 2016. We expect that sales will increase due to improved enteral pumps and sets sales, as well as higher IV sets sales due to a higher installed base. However, we expect that this growth will be offset by a reduction related to the operations we sold in 2015, as well as lower amounts of medical sensor and components products. We expect our operating margin to increase to 13.6% in 2016 from 12.8% in 2015 as we continue to benefit from an improved cost structure and incremental margin contribution from higher sales volumes.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
(dollars in millions)	July 4, 2015	June 28, 2014	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$206.8	$210.0	$(3.2)	(2%)
Investing activities	(45.1)	(66.2)	21.1	(32%)
Financing activities	(96.3)	(85.3)	(11.0)	13%
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At July 4, 2015, our cash balance was $277 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. If we decide to repatriate foreign funds, we would then be required to pay U.S. income taxes on those funds.
Operating activities
Cash provided by operating activities was relatively unchanged in the first nine months of 2015 compared to the first nine months of 2014. Improvement in the collection of receivables and more favorable timing of payments in our Aircraft Controls and Space and Defense segments were offset by lower earnings and higher levels of pension contributions.
Investing activities
Cash used by investing activities decreased in the first nine months of 2015 compared to the first nine months of 2014. The level of capital expenditures was consistent in both of these periods. In the first nine months of 2014, we used $9 million to redeem our 7.25% senior subordinated notes that were invested in our supplemental retirement plan. In the first nine months of 2015, investment activities provided $7 million of cash as we liquidated retirement plan investments in order to purchase our stock.
We expect our 2015 capital expenditures to be approximately $80 million, and we expect our 2016 capital expenditures to be approximately $90 million.
Financing activities
Cash used by financing activities in the first nine months of 2015 includes the net proceeds of issuing our $300 million aggregate principal 5.25% senior notes, which were used to repay our revolving credit facility borrowings. Additionally, financing activities in the first nine months of 2015 includes $278 million to fund our stock repurchase program.
The cash used by financing activities for the first nine months of 2014 includes $141 million to fund our stock repurchase program and $7 million for the call premium on our 7.25% senior subordinated notes. Within financing activities in the first nine months of 2014, we used credit facility borrowings to fund the redemption of our 7.25% senior subordinated notes.
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
On November 21, 2014, we completed the sale of $300 million aggregate principal amount of 5.25% senior notes due December 1, 2022 at par with interest paid semiannually on June 1 and December 1 of each year, which commenced on June 1, 2015. The aggregate net proceeds of $294 million were used to repay indebtedness under our U.S. bank credit facility, thereby increasing the unused portion of our revolving credit facility. The senior unsecured notes are general obligations, effectively subordinated to all existing and future secured debt and contain normal incurrence-based covenants.
On May 22, 2014, we amended our U.S. revolving credit facility. The amendment increased the capacity on our revolving credit facility from $900 million to $1,100 million and extended the maturity of the credit facility to May 22, 2019. The amendment also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $675 million at July 4, 2015. Interest on the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 163 basis points at July 4, 2015. The credit facility is secured by substantially all of our U.S. assets.
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
At July 4, 2015, we had $420 million of unused capacity, including $408 million from the U.S. revolving credit facility after considering standby letters of credit. Our ability to utilize the unused borrowing capacity is limited by the leverage ratio covenant, which would restrict borrowings to an additional $350 million as of July 4, 2015.
We have a trade receivables securitization facility (the "Securitization Program"), which terminates on February 10, 2017. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. We had an outstanding balance of $100 million at July 4, 2015. The Securitization Program reduced the amount outstanding under our U.S. revolving credit facility. The Securitization Program has a minimum borrowing requirement, which was $80 million at July 4, 2015. Interest on the secured borrowings under the Securitization Program was 94 basis points at July 4, 2015 and is based on 30-day LIBOR plus an applicable margin.
Net debt to capitalization was 42% at July 4, 2015 and 32% at September 27, 2014. The increase in net debt to capitalization is primarily due to our share repurchase program.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
On August 12, 2014, the Board of Directors amended our share authorization to buy up to an aggregate of nine million Class A or Class B common shares. Under this program, we have purchased approximately 7,859,000 shares for $549 million as of July 4, 2015.

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
Reductions in the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the Budget Control Act of 2011, have had and will continue to have ongoing ramifications for the domestic aerospace and defense market for the near future. As originally passed, the Budget Control Act provided that, in addition to an initial significant reduction in future domestic defense spending, further automatic cuts to defense spending authorization (which is generally referred to as sequestration) of approximately $500 billion through the Federal Government's 2021 fiscal year would be triggered by the failure of Congress to produce a deficit reduction bill. The sequestration spending cuts were intended to be uniform by category for programs, projects and activities within accounts. The Bipartisan Budget Act of 2013, passed and signed into law in December 2013, provides some opportunities to lessen the effects of sequestration. This act kept the defense base spending budget flat at approximately $500 billion for Federal Government's 2014 and 2015 fiscal years. This provided over $30 billion in sequester relief over the two fiscal years in exchange for extending the imposition of sequestration to fiscal years 2022 and 2023. However, we expect we will continue to face significant challenges over the next decade as a result of sequestration, as our military sales will likely be affected by lower U.S. Department of Defense spending. Currently, we expect to realize approximately $655 million in U.S. defense sales in 2015.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in our Industrial Systems segment. About one-third of our 2014 sales were denominated in foreign currencies. During the first nine months of 2015, foreign currencies generally weakened versus the U.S. dollar compared to the first nine months of 2014. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $71 million compared to the same period one year ago.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended July 4, 2015.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (3)
April 5, 2015 - April 30, 2015	314,094	$74.03	306,821	2,127,244
May 1, 2015 - May 31, 2015	461,151	69.05	440,760	1,686,484
June 1, 2015 - July 4, 2015	583,898	69.89	545,469	1,141,015
Total	1,359,143	$70.56	1,293,050	1,141,015

(1)
Reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. RSP as follows: 6,932 shares at $74.02 per share during April; 7,171 shares at $69.82 per share during May; and 38,429 shares at $69.40 per share during June. Excluded above is the SERP Trust purchase of 100,000 shares from the SECT.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. On April 15, 2015, there were 341 shares at $74.14 per share and in May, there were 13,220 shares at $69.49 per share, in connection with the exercise of equity based awards.

(3)
In December 2011, the Board of Directors authorized a share repurchase program, which was amended in January 2014. The program permits the purchase of up to 4,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In August 2014, the Board of Directors authorized an additional repurchase of up to 5,000,000 shares of Class A or Class B common stock under identical terms and conditions. During April, we purchased 306,821 Class A shares at an average price of $74.03 per share. In May, we purchased 440,760 Class A shares at an average price of $69.02 per share. In June, we purchased 545,368 Class A shares at an average price of $69.93 per share and 101 Class B shares at an average price of $69.34 per share.

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

Moog Inc.

(Registrant)

Date:	August 4, 2015	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2015	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2015	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)