Form 10-K
period 2015-10-03
MOOG INC.
filed 2015-11-16
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2015
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
Yes ☐    No ☒
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on April 4, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,579 million.
The number of shares of common stock outstanding as of the close of business on November 10, 2015 was: Class A 33,321,024 Class B 3,376,045.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Moog Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on January 13, 2016 (“2015 Proxy”) are incorporated by reference into Part III of this Form 10-K.

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
Additional information describing the business and comparative segment revenues, operating profits and related financial information for 2015, 2014 and 2013 are provided in Note 17 of Item 8, Financial Statements and Supplementary Data of this report.
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
Industry and Competitive Conditions. We experience considerable competition in our aerospace and defense and industrial markets. We believe that the principal points of competition in our markets are product quality, reliability, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. We believe we compete effectively on all of these bases. Competitors in our five operating segments include:

•	Aircraft Controls: Curtiss-Wright, Liebherr, Nabtesco, Parker Hannifin, UTC (Goodrich, Hamilton Sundstrand) and Woodward.

•
Space and Defense Controls: Aeroflex, Airbus, ATA Engineering, BAE, Chess Dynamics, Cohu, Curtiss-Wright, ESW, Flowserve Limitorque, Honeywell, Marotta, RUAG, Lord Corp., Pelco, SABCA, Sargent Aerospace & Defense, SEAKR, Sierra Nevada Corp., Southwest Research Institute, UTC, Vacco, Valcor, Videotec, ValveTech and Woodward.

•	Industrial Systems: Bosch Rexroth, Danaher, Baumuller, Siemens, Parker Hannifin, REenergy Electric (Suzhou), MTS Systems Corp., Curtiss Wright (Exlar) and Rexroth Hydradyne.

•	Components: Allied Motion Technologies, Ametek, Cobham, Danaher, EBM - PAPST, General Dynamics - GIT, Kearfott, Woodward, Schleifring, Stemmann, and Whippany Actuation Systems.

•	Medical Devices: Smiths Medical, Hospira, CME Medical and Covidien.
Government Contracts. All U.S. Government contracts are subject to termination by the U.S. Government. In 2015, sales under U.S. Government contracts represented 31% of total sales and were primarily within our Aircraft Controls, Space and Defense Controls and Components segments.
Backlog. Our twelve-month backlog represents confirmed orders we believe will be recognized as revenue within the next twelve months. See the discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.
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
Research Activities. Research and development activity has been, and continues to be, significant for us. Research and development expense was at least $125 million in each of the last three years and represented over 5% of sales in 2015.
Employees. On October 3, 2015, we employed 10,691 full-time employees.
Customers. Our principal customers are Original Equipment Manufacturers, or OEMs, and end users for whom we provide aftermarket support. Aerospace and defense OEM customers collectively represented 51% of 2015 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our industrial OEM sales, which represented 33% of 2015 sales, are to a wide range of global customers and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our products. Our major aftermarket customers are the U.S. Government and commercial airlines. In 2015, aftermarket sales accounted for 16% of total sales.
Significant customers in our five operating segments include:

•	Aircraft Controls: Boeing, Lockheed Martin, Airbus, Japan Aerospace, United Technologies, Honeywell, Gulfstream, Bombardier, Bell Helicopter, Embraer and the U.S. Government.

•	Space and Defense Controls: Lockheed Martin, Aerojet Rocketdyne, Raytheon, Boeing, General Dynamics, Airbus, United Launch Alliance, Alliant Techsystems and Orbital ATK.

•	Industrial Systems: CAE, Senvion, General Electric, FlightSafety, Rockwell Automation, Schlumberger, Arburg, Rockwell Collins, Japan Aerospace and Schuler.

•	Components: Philips Healthcare, Raytheon, Northrup Grumman, Boeing, Lockheed Martin, MacArtney, Rockwell Collins, Turbo Chef Technologies, General Dynamics, Honeywell and the U.S. Government.

•	Medical Devices: Nestle and Nutricia.
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
On August 11, 2015, Maureen M. Athoe was named Vice President and President, Space and Defense Group. Previously, she was a Group Vice President, Group General Manager and Site Manager.
On August 11, 2015, R. Eric Burghardt was named Vice President and President, Aircraft Group. Previously, he was a Group Vice President and Financial Director.
On August 11, 2015, Mark J. Trabert was named Vice President and President, Aircraft Group. Previously, he was a Group Vice President and Deputy General Manager.
On September 1, 2012, Patrick J. Roche was named Vice President. Previously, he was a Group Vice President and General Manager of the Moog Ireland operation.
On December 1, 2011, John R. Scannell was named Chief Executive Officer. Previously, he was President and Chief Operating Officer. Prior to that, he was Vice President and Chief Financial Officer.
On December 1, 2011, Gary Szakmary was named Vice President. Previously, he was a Corporate Group Vice President.

Executive Officers	Age	Year First Elected Officer

John R. Scannell
Chairman of the Board; Chief Executive Officer
Director	52	2006
Richard A. Aubrecht
Vice Chairman of the Board; Vice President - Strategy and Technology;
Director	71	1980
Donald R. Fishback
Director; Vice President; Chief Financial Officer	59	1985
Warren C. Johnson
Vice President	55	2000
Lawrence J. Ball
Vice President	61	2004
Harald E. Seiffer
Vice President	56	2005
Sasidhar Eranki
Vice President	61	2006
Sean Gartland
Vice President	52	2010
Gary A. Szakmary
Vice President	64	2011
Patrick J. Roche
Vice President	52	2012
Maureen M. Athoe
Vice President	57	2015
R. Eric Burghardt
Vice President	56	2015
Mark J. Trabert
Vice President	56	2015
Jennifer Walter
Controller; Principal Accounting Officer	44	2008
Timothy P. Balkin
Treasurer; Assistant Secretary	56	2000
Robert J. Olivieri
Secretary	65	2014

Item 1A.	Risk Factors.
The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles as well as domestic and foreign economic conditions and events. For example, our defense programs are largely contingent on U.S. Department of Defense funding. Our space programs rely on the same governmental funding as well as investment for commercial and exploration activities. Demand for our industrial systems' products is dependent upon several factors, including capital investment, product innovations, economic growth, the price of oil and natural gas, cost-reduction efforts and technology upgrades. In addition, the commercial airline industry is cyclical and sensitive to fuel price increases, labor disputes and economic conditions. If these economic conditions deteriorate, our operations could be negatively impacted through declines in our sales, profitability and cash flows due to lower orders, payment delays and price pressures for our products.
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
We believe that the principal points of competition in our markets are product quality, reliability, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. Maintaining or improving our competitive position requires continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and our distribution networks. If we do not maintain sufficient resources to make these investments or are not successful in maintaining our competitive position, our operations and financial performance will suffer.
We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2015, sales under U.S. Government contracts represented 31% of our total sales, primarily within Aircraft Controls, Space and Defense Controls and Components. Sales to foreign governments represented 7% of our total sales. Funding for government programs can be structured into a series of individual contracts and depend on annual congressional appropriations, which are subject to change. Additionally, the 2011 Budget Control Act reduced the Department of Defense spending (or sequestration) by approximately $500 billion over the next decade. These uniform cuts could have ramifications for the aerospace and defense market. The Bipartisan Budget Act of 2013, provided some near-term opportunities to lessen the effects of sequestration, in exchange for extending the imposition of sequestration to fiscal years 2022 and 2023. However, we expect we will continue to face significant challenges over the next decade as a result of sequestration, as significant uncertainty remains with respect to the overall levels of defense spending. Any reduction in future Department of Defense spending levels could adversely impact our sales, operating profit and our cash flow. We have resources applied to specific government contracts and if any of those contracts are rescheduled or terminated, we may incur substantial costs redeploying those resources.

We make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings. We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls. Revenue representing 33% of 2015 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. Under this method, we recognize revenue as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. Changes in these required estimates could have a material adverse effect on sales and profits. Any adjustments are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting. For contracts with anticipated losses at completion, we establish a provision for the entire amount of the estimated remaining loss and charge it against income in the period in which the loss becomes known. Amounts representing performance incentives, penalties, contract claims or impacts of scope change negotiations are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Due to the substantial judgments involved with this process, our actual results could differ materially or could be settled unfavorably from our estimates.
We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. In 2015, fixed-price contracts represented 93% of our sales that were accounted for using the percentage of completion, cost-to-cost method of accounting. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract's fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which could reduce our net earnings. Loss reserves are most commonly associated with fixed-price contracts that involve the design and development of new and unique controls or control systems to meet the customer's specifications.
We may not realize the full amounts reflected in our backlog as revenue, which could adversely affect our future revenue and growth prospects. As of October 3, 2015, our twelve-month backlog was $1.3 billion, which represents confirmed orders we believe will be recognized as revenue within the next twelve months. There is no assurance that our customers will purchase all the orders represented in our backlog, due in part to the U.S. Government's ability not to exercise contract options or to modify, curtail or terminate major programs. Due to the uncertain nature of our contracts with the U.S. Government, we may never realize revenue from some of the orders that are included in our backlog. If we fail to realize the full amounts included in our backlog, our future revenue and growth prospects may be adversely affected.
If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted. We rely on subcontracts with other companies to perform a portion of the service we provide to our customers on many of our contracts. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. Failure by our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and substantially impair our ability to compete for future contracts and orders. In addition, a delay or failure in our ability to obtain components and equipment parts from our suppliers may adversely affect our ability to perform our obligations to our customers.
Contracting on government programs is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks and false claims, and any non-compliance could subject us to fines and penalties or possible debarment. Like all government contractors, we are subject to risks associated with this contracting, including substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by U.S. and foreign government agencies and authorities. The failure to comply with the terms of our government contracts could harm our business reputation. It could also result in our progress payments being withheld or our suspension or debarment from future government contracts.

The loss of The Boeing Company as a customer or a significant reduction in sales to The Boeing Company could adversely impact our operating results. We provide The Boeing Company, or Boeing, with controls for both military and commercial applications, which, in total, were 16% of our 2015 sales. Sales to Boeing's commercial airplane group are generally made under a long-term supply agreement through 2021 for the Boeing 787 and through 2019 for other commercial airplanes. The loss of Boeing as a customer or a significant reduction in sales to Boeing could reduce our sales and earnings.
Our new product research and development efforts may not be successful which could reduce our sales and earnings. Technologies related to our products have undergone, and in the future may undergo, significant changes. We have incurred, and we expect to continue to incur, expenses associated with research and development activities and the introduction of new products in order to succeed in the future. Our technology has been developed through customer-funded and internally-funded research and development, as well as through business acquisitions. If we fail to predict customers' preferences or fail to provide viable technological solutions, we may experience difficulties that could delay or prevent the acceptance of new products or product enhancements. Also, the research and development expenses we incur may exceed our cost estimates and new products we develop may not generate sales sufficient to offset our costs. Additionally, our competitors may develop technologies and products that have more competitive advantages than ours and render our technology uncompetitive or obsolete.
Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete. In order to maintain a competitive advantage, we rely on internally developed and acquired patents, trademarks and proprietary knowledge and technologies. Our inability to defend against the unauthorized use of these rights and assets could have an adverse effect on our results of operations and financial condition. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert management's focus away from operations.
Our business operations may be adversely affected by information systems interruptions, intrusions or new software implementations. We are dependent on various information technologies throughout our company to administer, store and support multiple business activities. Disruptions or cybersecurity attacks, such as unauthorized access, malicious software and other intrusions, may lead to exposure of proprietary and confidential information as well as potential data corruption. Any intrusion may cause operational stoppages, diminished competitive advantages through reputational damages and increased operational costs. We are initiating a multi-year business information system transformation and standardization project. This endeavor will occupy additional resources, diverting attention from other operational activities, and may cause our information systems to perform unexpectedly. While we expect to invest significant resources throughout the planning and project management process, unanticipated delays could occur.
Our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility. We have incurred significant indebtedness, and may in the future incur additional debt for acquisitions, operations, research and development and capital expenditures. Our ability to make interest and scheduled principal payments and meet restrictive covenants could be adversely impacted by changes in the availability, terms and cost of capital, changes in interest rates or changes in our credit ratings or our outlook. These changes could increase our cost of business, limiting our ability to pursue acquisition opportunities, react to market conditions and meet operational and capital needs, thereby placing us at a competitive disadvantage.
Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could adversely affect our earnings and equity and increase our pension funding requirements. Pension costs and obligations are determined using actual results as well as actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality tables. Other assumptions include salary increases and retirement age. Some of these assumptions, such as the discount rate and return on pension assets, are reflective of economic conditions and largely out of our control. Changes in the pension assumptions could adversely affect our earnings, equity and funding requirements.

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. Goodwill and other intangible assets are a substantial portion of our assets. At October 3, 2015, goodwill was $737 million and other intangible assets were $144 million of our total assets of $3.1 billion. Our goodwill and other intangible assets may increase in the future since our growth strategy includes acquisitions. However, we may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and net worth significantly. Among other adverse impacts, this could result in our inability to refinance or renegotiate the terms of our bank indebtedness. In the fourth quarter of 2013, we took a $38 million goodwill impairment charge in our Medical Devices segment.
Our sales and earnings may be affected if we cannot identify, acquire or integrate strategic acquisitions, or if we engage in divesting activities. Acquisitions are a key part of our growth strategy. Our historical growth has depended, and our future growth is likely to depend, in part, on our ability to successfully identify, acquire and integrate acquired businesses. We intend to continue to seek additional acquisition opportunities, both to expand into new markets and to enhance our position in existing markets throughout the world. Growth by acquisition involves risk that could adversely affect our financial condition and operating results. We may not know the potential exposure to unanticipated liabilities. Additionally, the expected benefits or synergies might not be fully realized, integrating operations and personnel may be slowed and key employees, suppliers or customers of the acquired business may depart. We may also engage in divesting activities if the business operations do not meet our strategic objectives. Divestitures could adversely affect our profitability and, under certain circumstances, require us to record impairment charges or a loss as a result of a transaction. In pursuing acquisition opportunities, integrating acquired businesses, or divesting business operations, management's time and attention may be diverted from our core business, while consuming resources and incurring expenses for these activities.
Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations have sales to foreign customers. In 2015, 44% of our net sales were to customers outside of the United States. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers, import or export licensing requirements, and political or economic reprioritization, insurrection, civil disturbance or war.
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
Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business. In 2015, approximately 17% of our sales were subject to compliance with the United States export regulations. Our failure to obtain, or fully adhere to the limitations contained in, the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. From time to time, we may file voluntary disclosure reports with the U.S. Department of State and the Department of Commerce regarding certain violations of U.S. export laws and regulations discovered by us in the course of our business activities, employee training or internal reviews and audits. To date, our voluntary disclosures have not resulted in a fine, penalty, or export privilege denial or restriction that has had a material adverse impact on our financial condition or ability to export. Our failure, or failure by an authorized agent or representative that is attributable to us, to comply with these laws and regulations could result in administrative, civil or criminal liabilities. In the extreme case, these failures could result in financial penalties, suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us.

Governmental regulations and customer demands related to conflict minerals may adversely impact our operating results. Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, required the Securities and Exchange Commission to establish disclosure requirements for publicly-traded companies whose products contain metals derived from conflict minerals originating from the Democratic Republic of Congo (DRC) and its neighboring countries. The implementation of these requirements could result in additional costs associated with complying with the disclosure requirements. As this regulation will likely impact our suppliers, the availability of raw materials used in our operations could be negatively impacted, including an increase in the price of raw materials. In addition, because our global supply chain is complex, we may face commercial challenges if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we have implemented. We have, and will continue to, work with our suppliers and customers to exclude, to the extent feasible, from our product supply chain the use of conflict minerals originating from the DRC or adjoining countries.
The failure or misuse of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products may necessitate a product recall. We include complex system designs and components in our products that could contain errors or defects, particularly when we incorporate new technology into our products. If any of our products are defective, we could be required to redesign or recall those products, pay substantial damages or warranty claims and face actions by regulatory bodies and government authorities. Such an event could result in significant expenses, disrupt sales, affect our reputation and that of our products and cause us to withdraw from certain markets. We are also exposed to product liability claims. Many of our products are used in applications where their failure or misuse could result in significant property loss and serious personal injury or death. We carry product liability insurance consistent with industry norms. However, these insurance coverages may not be sufficient to fully cover the payment of any potential claim. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
Future terror attacks, war, natural disasters or other catastrophic events beyond our control could negatively impact our business. Terror attacks, war or other civil disturbances, natural disasters and other catastrophic events could lead to economic instability and decreased demand for commercial products, which could negatively impact our business, financial condition, results of operations and cash flows. From time to time, terrorist attacks worldwide have caused instability in global financial markets and the aviation industry. In 2015, 23% of our net sales were in the commercial aircraft market. Also, our facilities are located throughout the world and could be subject to damage from fires, floods, earthquakes or other natural or man-made disasters. Although we carry third party property insurance covering these and other risks, our inability to meet customers' schedules as a result of a catastrophe may result in the loss of customers or significantly increase costs, including penalty claims under customer contracts.
Our operations are subject to environmental laws, and complying with those laws may cause us to incur significant costs. Our operations and facilities are subject to numerous stringent environmental laws and regulations. Although we believe that we are in material compliance with these laws and regulations, future changes in these laws, regulations or interpretations of them, or changes in the nature of our operations may require us to make significant capital expenditures to ensure compliance. We have been and are currently involved in environmental remediation activities. The cost of these activities may become significant depending on the discovery of additional environmental exposures at sites that we currently own or operate, at sites that we formerly owned or operated, or at sites to which we have sent hazardous substances or wastes for treatment, recycling or disposal.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
On October 3, 2015, we occupied 5,155,000 square feet of space, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total
Aircraft Controls	1,442,000	411,000	1,853,000
Space and Defense Controls	457,000	403,000	860,000
Industrial Systems	745,000	554,000	1,299,000
Components	669,000	261,000	930,000
Medical Devices	98,000	93,000	191,000
Corporate Headquarters	20,000	2,000	22,000
Total	3,431,000	1,724,000	5,155,000
We have principal manufacturing facilities in the United States and countries throughout the world in the following locations:

•	Aircraft Controls - U.S., Philippines and United Kingdom

•	Space and Defense Controls - U.S., United Kingdom, Netherlands, Ireland and Germany.

•	Industrial Systems - Germany, Italy, U.S., China, Netherlands, Luxembourg, Philippines, Japan, India, Ireland, Brazil and United Kingdom.

•	Components - U.S., United Kingdom and Canada.

•	Medical Devices - Costa Rica, U.S. and Lithuania.
Our corporate headquarters is located in East Aurora, New York.
We believe that our properties have been adequately maintained and are generally in good condition. Operating leases for our properties expire at various times from 2016 through 2036. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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
Quarterly Stock Prices

	Class A		Class B
Fiscal Year Ended	High	Low	High	Low
October 3, 2015
1st Quarter	$79.24	$65.80	$78.51	$66.60
2nd Quarter	77.28	68.07	76.77	69.23
3rd Quarter	75.69	65.72	75.26	66.11
4th Quarter	71.55	52.33	70.11	52.74

September 27, 2014
1st Quarter	$69.97	$56.07	$69.80	$56.67
2nd Quarter	69.45	57.11	69.44	57.61
3rd Quarter	75.00	60.00	74.65	61.10
4th Quarter	74.20	65.42	73.83	65.98
The number of shareholders of record of Class A common stock and Class B common stock was 797 and 348, respectively, as of November 10, 2015.
We did not pay cash dividends on our Class A common stock or Class B common stock in 2014 or 2015 and have no current plans to do so.

The following table summarizes our purchases of our common stock for the quarter ended October 3, 2015.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
July 5 - July 31, 2015	407,566	$68.69	398,592	742,423
August 1 - August 31, 2015	424,401	65.12	399,868	4,342,555
September 1 - October 3, 2015	156,728	61.75	140,000	4,202,555
Total	988,695	$66.06	938,460	4,202,555

(1)
Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") as follows: 8,216 shares at $67.43 per share during July; 24,533 shares at $65.98 per share during August; and 16,228 shares at $56.98 per share during September. Purchases by the SECT from members of the Moog family included: 500 shares of Class B common stock at $64.79 per share on September 8, 2015.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. On July 24, 2015, we accepted delivery of 758 shares at $66.34 per share, in connection with the exercise of equity based awards.

(3)
In December 2011, the Board of Directors authorized a share repurchase program, which was amended in January 2014. The program permitted the purchase of up to 4,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In August 2014, the Board of Directors authorized an additional repurchase of up to 5,000,000 shares of Class A or Class B common stock under identical terms and conditions. In August 2015, the Board of Directors authorized an additional repurchase of up to 4,000,000 shares of Class A or Class B common stock at management's discretion. During July, we purchased 398,592 Class A shares at an average price of $68.72 per share. In August, we purchased 399,564 Class A shares at an average price of $65.07 per share and 304 Class B shares at an average price of $65.80 per share. In September, we purchased 140,000 Class A shares at an average price of $62.29 per share.

Performance Graph

The following graph and tables show the performance of the Company's Class A common stock compared to the NYSE Composite-Total Return Index and the S&P Aerospace & Defense Index for a $100 investment made on September 30, 2010, including reinvestment of any dividends.

	9/10	9/11	9/12	9/13	9/14	9/15
Moog Inc. - Class A Common Stock	$100.00	$91.86	$106.65	$165.22	$192.62	$152.27
NYSE Composite - Total Return Index	100.00	95.44	119.10	142.46	162.29	152.27
S&P Aerospace & Defense Index	100.00	100.84	122.91	178.27	210.69	218.60

Item 6.	Selected Financial Data.
For a more detailed discussion of 2013 through 2015, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and Item 8, Financial Statements and Supplementary Data of this report.

(dollars in thousands, except per share data)	2015(1)	2014(1)	2013(2)(3)	2012(3)	2011(3)
RESULTS FROM OPERATIONS
Net sales	$2,525,532	$2,648,385	$2,610,311	$2,469,536	$2,330,680
Net earnings	131,883	158,198	120,497	152,462	136,021
Net earnings per share
Basic	$3.39	$3.57	$2.66	$3.37	$2.99
Diluted	$3.35	$3.52	$2.63	$3.33	$2.95
Weighted-average shares outstanding
Basic	38,945,880	44,362,412	45,335,336	45,246,960	45,501,806
Diluted	39,334,520	44,952,437	45,823,720	45,718,324	46,047,422
FINANCIAL POSITION
Cash and cash equivalents	$309,853	$231,292	$157,090	$148,841	$113,679
Working capital	1,021,990	941,260	924,145	885,032	834,056
Total assets	3,086,471	3,208,452	3,237,095	3,105,907	2,842,967
Indebtedness - total	1,075,184	874,036	709,157	764,622	725,447
Shareholders’ equity	994,532	1,347,415	1,535,765	1,304,790	1,191,891
Shareholders’ equity per common share outstanding	$27.09	$32.51	$33.86	$28.80	$26.38
SUPPLEMENTAL FINANCIAL DATA
Capital expenditures	$80,693	$78,771	$93,174	$107,030	$83,695
Depreciation and amortization	103,609	109,259	108,073	100,816	96,327
Research and development	132,271	139,462	134,652	116,403	106,385
Twelve-month backlog (4)	1,273,495	1,339,959	1,296,371	1,279,307	1,324,809
RATIOS
Net return on sales	5.2%	6.0%	4.6%	6.2%	5.8%
Return on shareholders’ equity	11.3%	10.4%	8.6%	12.1%	11.4%
Current ratio	2.7	2.3	2.3	2.3	2.5
Net debt to capitalization (5)	43.5%	32.3%	26.4%	32.1%	33.9%

(1)
Includes the effects of our share repurchase program. See the Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flow at Item 8, Financial Statements and Supplementary Data of this report.

(2)	Includes goodwill impairment charge. See Note 6 of the Consolidated Financial Statements at Item 8, Financial Statements and Supplementary Data of this report.

(3)
Includes the effects of acquisitions. In 2013, we acquired two businesses, one in our Space and Defense Controls segment and one in our Components segment. In 2012, we acquired four businesses, two each in our Components and Space and Defense Controls segments. In 2011, we acquired three businesses, two in our Aircraft Controls segment and one in our Components segment.

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
Within the aerospace and defense market, our products and systems include:

•
Defense market - primary and secondary flight controls for military aircraft, stabilization and automatic ammunition loading controls for armored combat vehicles, tactical and strategic missile steering controls and gun aiming controls.

•	Commercial aircraft market - primary and secondary flight controls for commercial aircraft.

•	Commercial space market - space satellite positioning controls and thrust vector controls for space launch vehicles.

In the industrial market, our products are used in a wide range of applications including:

•	Industrial automation market - injection molding, metal forming, heavy industry, material and automotive testing, pilot training simulators and surveillance systems.

•	Energy market - oil and gas exploration, wind energy and power generation.

•	Medical market - motors used in sleep apnea devices, enteral clinical nutrition and infusion therapy pumps, ultrasonic sensors and surgical handpieces and CT scanners.

We operate under five segments, Aircraft Controls, Space and Defense Controls, Industrial Systems, Components and Medical Devices. Our principal manufacturing facilities are located in the United States, United Kingdom, Philippines, Germany, Italy, Netherlands, China, Costa Rica, Japan, Luxembourg, India, Canada and Ireland.
We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls and represent 33%, 34% and 33% of our sales in 2015, 2014 and 2013, respectively. We recognize revenue on these contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity.
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

These strengths afford us the ability to innovate our current solutions into new, complimentary technologies, providing us the opportunity to expand our product scope supply from one market to another and from component to systems supplier. In addition, we will continue to strive for achieving substantial content positions on the platforms on which we currently participate, seeking to be the dominant supplier in the current niche markets we serve. We also look for innovation in all aspects of our business, employing new technologies to improve productivity and to develop innovative business models.

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

•	utilizing our global capabilities and strong engineering heritage to innovate,

•	continuing to grow our profitable aftermarket business,

•	maximizing customer value by implementing lean enterprise principles, and

•	investing in talent development to accelerate our leadership capability and employee performance.

We focus on improving shareholder value through strategic revenue growth, both acquired and organic, through improving operating efficiencies and manufacturing initiatives and through utilizing low cost manufacturing facilities without compromising quality. Additionally, we take a balanced approach to capital deployment, which may include strategic acquisitions or further share buyback activity in order to maximize shareholder returns over the long-term. We face numerous challenges to improving shareholder value. These include, but are not limited to, adjusting to dynamic global economic conditions that are influenced by governmental, industrial and commercial factors, pricing pressures from customers, strong competition, foreign currency fluctuations and increases in employee benefit costs. Based on periodic strategy reviews, including the financial outlook of our business, we may also engage in restructuring activities, including reducing overhead, consolidating facilities, exiting some product lines and divesting operations.
Financial Highlights

•	Net sales for fiscal 2015 decreased 5% to $2.5 billion, as weaker foreign currencies contributed 80% of the decline.

•	Total operating profit decreased 11% to $246 million.

•	Net earnings decreased 17% to $132 million.

•	We repurchased 5 million shares of common stock in 2015, lowering our average outstanding shares 13%.

•	Diluted earnings per share decreased 5% to $3.35.

•	Cash provided by operating activities was a record for the company at $335 million.
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

In 2015, we completed one divestiture in our Medical Devices segment. We sold our Rochester, New York and Erie, Pennsylvania life sciences operations for $3 million.

We did not complete any acquisitions in 2014 or in 2015.

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
Revenue Recognition on Long-Term Contracts
Revenue representing 33% of 2015 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominantly used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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
Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material in 2015, 2014 or 2013.
Contract Loss Reserves
At October 3, 2015, we had contract loss reserves of $30 million. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications.

Reserves for Inventory Valuation
At October 3, 2015, we had net inventories of $493 million, or 30% of current assets. Reserves for inventory were $100 million, or 17% of gross inventories. Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation.
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
Reviews for Impairment of Goodwill
At October 3, 2015, we had $737 million of goodwill, or 24% of total assets. We test goodwill for impairment for each of our reporting units at least annually, during our fourth quarter, and whenever events occur or circumstances change, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. We also test goodwill for impairment when there is a change in reporting units.
We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. Our reporting units are the same as our operating segments.
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

Annual test
For our annual test of goodwill for impairment in 2015, we performed quantitative assessments for each of our five reporting units. In performing these assessments, we used a 3% terminal growth rate, which is supported by our historical growth rate, near-term projections and long-term expected market growth. We then discounted our projected cash flows using weighted-average costs of capital that ranged from 10.0% to 11.5% for our various reporting units. These discount rates reflect management’s assumptions of marketplace participants’ cost of capital. Based on our tests, the fair value of each reporting unit exceeded its carrying amount. Therefore, we concluded that goodwill was not impaired.
The fair value of each reporting unit exceeded its carrying amount by at least 25%. While any individual assumption could differ from those that we used, we believe the overall fair values of our reporting units are reasonable as the values are derived from a mix of reasonable assumptions. Had we used discount rates that were 100 basis points higher or a terminal growth rate that was 100 basis points lower than those we assumed, the fair values of each of our reporting units would have continued to exceed their carrying amounts by at least 10%.
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
Interim Test
During the fourth quarter of 2015, we transferred the management of our sensors and handpieces business from Medical Devices to Components. Accordingly, we performed an interim test on goodwill for impairment for these two reporting units. We determined the fair value of the sensors and handpieces business consistent with our practice for determining fair values in our tests for goodwill impairment, and we moved the fair value of this business from Medical Devices to Components. We also transferred the assets of this business, including the proportionate share of goodwill based on the relative fair value of this business to the Medical Devices reporting unit. We then compared the fair values to the carrying values of the Medical Devices and Components reporting units. The resulting fair values exceeded our carrying values, so we determined that goodwill was not impaired.
The fair value of the Components reporting unit exceeded its carrying value by a significant amount. Had we used a discount rate that was 100 basis point higher or a terminal growth rate that was 100 basis points lower than those we assumed, the fair value of this reporting unit would have continued to exceed its carrying amount by a significant amount.
The fair value of the Medical Devices reporting unit exceeded its carrying amount by 18%. This reporting unit had $62 million of goodwill at October 3, 2015. Had we used a discount rate that was 100 basis points higher or a terminal growth rate that was 100 basis points lower than those we assumed, the fair value of this reporting unit would have exceeded its carrying amount by 4% and 10%, respectively.
The primary factor causing the fair value of this reporting unit to not be substantially greater than the carrying value is that the Medical Devices segment was created through a series of acquisitions between 2006 and 2009. The creation of this reporting unit resulted in recording substantial goodwill, which increased the carrying value. The key assumptions that drive the estimated fair value are the projected revenue and operating margins, which are used to project future cash flows. Our expectation for this reporting unit is for revenue growth over the five year projection period to be driven by the overall market growth of the home healthcare segment of the infusion therapy market and by capturing market share due to new product offerings. Additionally, our expectation is that operating margins improve throughout the five year projection period, driven by improved sales, as well as continued cost containment activities. If cash flows generated by our Medical Devices reporting unit were to decline in the future, or if there were adverse revisions to key assumptions, we may be required to record impairment charges. There are specific circumstances that would pose risk to the fair value of this reporting unit. Lower than projected growth rates of the home healthcare segment of the infusion therapy market, changes in provider capital purchase cycles, changes in healthcare legislation, changes in private insurance plans, as well as changes in treatment therapies may negatively affect the fair value of this reporting unit. Also, our projected market share capture rates may be lower due to delayed or unsuccessful new product offerings, which would negatively affect the fair value of this reporting unit. In addition, the fair value of this reporting unit may be negatively impacted based on the results of our strategic review and the courses of action that we may decide to pursue.

Pension Assumptions
We maintain various defined benefit pension plans covering employees at certain locations. Pension expense for all defined benefit plans for 2015 was $41 million. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are mortality rates, the discount rate and the long-term expected return on assets. Other assumptions include salary increases and retirement age.
Mortality rates are used to estimate the life expectancy of plan participants during which they are expected to receive benefit payments. We began using a new table and projection scale to determine our mortality assumption for our U.S. plans as of October 3, 2015. Our assumption represents a modified version of the mortality table and projection scale published by the Society of Actuaries (SOA), and reflects improvements consistent with the Social Security Administration. We believe the use of this modified table and projection scale best reflects our demographics and anticipated plan outcomes. This change will increase our pension expense by $6 million in 2016.
The discount rate is used to state expected future cash flows at present value. Using a higher discount rate decreases the present value of pension obligations and decreases pension expense. We use the Mercer Pension Above Mean Discount Yield Curve to determine the discount rate for our U.S. defined benefit plans at year end. The discount rate is constructed from bonds included in the Mercer Yield Curve that have a yield higher than the mean yield curve. We believe that the Mercer Pension Above Mean Discount Yield Curve best mirrors the yields of bonds that would be selected by management if actions were taken to settle our obligation. The yield curve calculation matches the notional cash inflows of the hypothetical bond portfolio with the expected benefit payments to arrive at the discount rate. In determining expense for 2015 for our largest U.S. plan, we used a 4.4% discount rate, compared to 5.0% for 2014. We will use a 4.5% discount rate to determine our expense in 2016 for this plan. This 10 basis point increase in the discount rate will decrease our pension expense by $1 million in 2016.
The long-term expected return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In determining the long-term expected return on assets assumption, we consider our current and target asset allocations. We consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. In determining the 2015 expense for our largest plan, we used an 8.0% return on assets assumption, compared to 8.4% for 2014. A 50 basis point decrease in the long-term expected return on assets assumption would increase our annual pension expense by $3 million.
Deferred Tax Asset Valuation Allowances
At October 3, 2015, we had gross deferred tax assets of $281 million and deferred tax asset valuation allowances of $7 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence, tax benefit carryforwards and contract loss reserves. The deferred tax assets include $9 million related to tax benefit carryforwards associated with net operating losses, for which $6 million of deferred tax asset valuation allowances are recorded.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

				2015 vs. 2014		2014 vs. 2013
(dollars in millions except per share data)	2015	2014	2013	$ Variance	% Variance	$ Variance	% Variance
Net sales	$2,526	$2,648	$2,610	$(123)	(5%)	$38	1%
Gross margin	29.2%	30.1%	30.0%
Research and development expenses	$132	$139	$135	$(7)	(5%)	$5	4%
Selling, general and administrative expenses as a percentage of sales	14.7%	15.2%	15.2%
Interest expense	$29	$13	$27	$16	131%	$(14)	(54%)
Restructuring expense	$15	$13	$14	$3	20%	$(1)	(8%)
Goodwill Impairment	$—	$—	$38	$—	n/a	$(38)	n/a
Other	$5	$10	$8	$(6)	(54%)	$2	25%
Effective tax rate	28.3%	27.7%	27.0%
Net earnings	$132	$158	$120	$(26)	(17%)	$38	31%
Diluted earnings per share	$3.35	$3.52	$2.63	$(0.17)	(5%)	$0.89	34%
Net sales decreased in 2015 compared to 2014 as all of our segments' sales declined with the exception of Medical Devices. Weaker foreign currencies, in particular the Euro and the British Pound relative to the U.S. dollar, contributed 80% of the sales decline in 2015.
Net sales increased in 2014 compared to 2013 due to growth in Aircraft Controls and Components. Sales declined in Medical Devices, Space and Defense Controls and Industrial Systems. Acquisitions in Components and Space and Defense Controls contributed 56% of the sales growth, while changes in foreign currency exchange rates contributed 44% of the sales growth.
Gross margin declined in 2015 compared to 2014 due to an adverse sales mix. We were negatively impacted by lower amounts of military OEM and aftermarket sales and commercial aftermarket sales in Aircraft Controls, as well as lower amounts of energy sales in Industrial Systems and in Components. The decline was partly offset by the benefits of $14 million of lower amounts of additions to contract loss reserves in Aircraft Controls and $11 million of benefits realized from the 2014 restructuring activities.
Gross margin was flat in 2014 compared to 2013. Unfavorable sales mix, primarily in Aircraft Controls, was offset by lower pension expense as well as benefits realized from the 2013 restructuring activities. Our pension expense in 2014 decreased $12 million, driven by the increase in the discount rate for our U.S. plan, rising to 5.00% from 3.75%.
Research and development expenses decreased in 2015 compared to 2014. Within Aircraft Controls, research and development expenses decreased $7 million as we had lower activity on the Airbus A350 program, but was partly offset by higher amounts of Embraer E-Jets activity. Research and development expenses increased in 2014 compared to 2013. Within Aircraft Controls, research and development expenses increased $11 million as the ramp up of activities on the Embraer E-Jets program was partially offset by decreasing development activity on the Boeing 787 and Airbus A350 programs. Within Industrial Systems, research and development expenses decreased $6 million.
Selling, general and administrative expenses as a percentage of sales decreased in 2015 compared to 2014. Most of the decline is due to an on-going focus on expense reduction. Selling, general and administrative expenses as a percentage of sales for 2014 were comparable to 2013's percentage of sales as benefits from earlier restructuring activities were offset by start up activities on a new ERP system.
Interest expense increased in 2015 compared to 2014. Higher cost debt following the issuance of our $300 million 5.25% senior notes in November 2014 increased our interest expense by $8 million. Also, higher levels of debt due to funding our share repurchase program increased our interest expense by $5 million. Interest expense decreased in 2014 compared to 2013, with $11 million of the decrease due to the redemption of our senior subordinated notes. On December 19, 2013, we repurchased our 7.25% senior subordinated notes due on January 15, 2018. In doing so, we incurred a 3.625% call premium in the first quarter of 2014.
In 2015, 2014 and 2013, we incurred restructuring expenses in response to business conditions. In 2013, we incurred $14 million of restructuring expenses primarily in Industrial Systems and Space and Defense Controls. Through 2014, the total savings were $23 million, or 98% of our projected benefits, split evenly between cost of sales and selling, general and administrative expenses. In 2014, we incurred $13 million of restructuring expenses primarily in Aircraft

Controls and Space and Defense Controls. Through 2015, the total savings were $14 million, or 91% of our projected benefits, and were primarily in cost of sales. In 2015, we incurred $15 million of restructuring expenses, primarily in Industrial Systems, Space and Defense Controls and Aircraft Controls. We expect these activities to result in $21 million of cost savings in 2016.
In 2013, we took a $38 million goodwill impairment charge in our Medical Devices segment. The impairment charge net of tax was $24 million, or $0.52 per share.
Other expense in 2015 includes a $2 million asset impairment write-down in Industrial Systems and a $1 million loss on the sales of two small operations in our Medical Devices segment. Other expense in 2014 includes payment of a $7 million call premium on the early redemption of our 7.25% senior subordinated notes and a $5 million write-down of a technology investment in Industrial Systems. Other expense in 2013 is primarily related to a $7 million loss in our Medical Devices segment on the sale of the Buffalo, New York Ethox Medical operations.
The effective tax rate in 2015 was higher than the effective tax rate in 2014 due primarily to lower earnings in favorable tax jurisdictions, especially in the U.K. Partially offsetting the negative impact was lower domestic earnings, which carry a higher tax rate. The effective tax rate in 2014 was higher than in 2013 due primarily to the absence of benefits from 2013. In 2013, we benefited from a catchup adjustment for research and development tax credits mostly associated with 2012 following the enactment of legislation in 2013. Due to the goodwill impairment charge in 2013, we also had a lower effective tax rate in 2014.
Average common shares outstanding decreased in 2015 compared to 2014 due to our share buyback program. Since the Board of Directors amended the program in January 2014, we have repurchased nine million shares. There are four million additional shares available under this program as of year end.
Other comprehensive loss increased in 2015 compared to 2014. Foreign currency translation adjustments decreased other comprehensive income $51 million compared to 2014. Comparing 2015 to 2014, the British Pound had a negative impact of $20 million, the Euro had a negative impact of $15 million and the Canadian dollar had a negative impact of $7 million. Other comprehensive income decreased in 2014 compared to 2013. The retirement liability adjustment decreased other comprehensive income by $148 million due primarily to a 60 basis point decrease on the discount rates applicable to our U.S. plan. Also, foreign currency translation adjustments, driven by the Euro relative to the U.S. dollar, decreased other comprehensive income $38 million compared to 2013.
2016 Outlook – We expect sales in 2016 to increase 2% to $2.6 billion. We expect that Aircraft Controls will drive the sales growth, due mostly to the ramp up of the Airbus A350 program. We expect slight sales increases in Space and Defense Controls, Medical Devices and Industrial Systems, and a small decrease in Components' sales. We expect operating margin to increase to 10.7%. The benefits of our 2015 cost containment strategies will drive the margin expansion, offsetting margin pressure from unfavorable sales mixes in Aircraft Controls and Components. We expect net earnings will increase 12% to $148 million. Average diluted shares outstanding will decrease 6% to 37 million due to shares already repurchased under our current share buyback program. We expect diluted earnings per share will increase 19% to $4.00. The difference between projected diluted earnings per share growth and projected net earnings growth is the anticipated result of shares already repurchased under our current share buyback program.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
During 2015, we made a change to our segment reporting. Components now includes the sensor and handpieces product line, which we previously included in the Medical Devices segment. This product line consists of manufactured ultrasonic and optical sensors as well as surgical handpieces distributed to medical OEMs. Since the customer base is different from the sale of medical pumps directly to end users, the chief operating decision maker is now reviewing performance and assessing the allocation of resources of this product line as part of the Components segment. Sales of sensors and handpieces were $25 million in 2015 and 2014 and $23 million in 2013. All amounts have been restated to present sensors and handpieces within Components.
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
 Aircraft Controls

				2015 vs. 2014		2014 vs. 2013
(dollars in millions)	2015	2014	2013	$ Variance	% Variance	$ Variance	% Variance
Net sales - military aircraft	$546	$572	$596	$(26)	(4%)	$(24)	(4%)
Net sales - commercial aircraft	540	546	463	(6)	(1%)	82	18%
	$1,087	$1,118	$1,060	$(31)	(3%)	$58	5%
Operating profit	$100	$116	$127	$(16)	(14%)	$(11)	(9%)
Operating margin	9.2%	10.4%	12.0%
Backlog	$678	$715	$671	$(36)	(5%)	$43	6%
Aircraft Controls' net sales decreased in 2015 compared to 2014 in both our military and commercial markets. In 2014, Aircraft Controls' net sales increased in our commercial market but decreased in our military market compared to 2013.
Military aftermarket sales declined $13 million in 2015 compared to 2014 due to lower spares sales across multiple programs. Also, military OEM sales declined $12 million, due to lower amounts of development work on the KC-46 Tanker program and lower foreign military sales. Sales in commercial aftermarket decreased $12 million due to declining sales for initial provisioning spares for the Boeing 787 program. Slightly offsetting these declines was an increase of $14 million of sales to Airbus due to the ramp up of the new A350 program.
Commercial OEM sales in 2014 increased compared to 2013 due to Boeing and Airbus program ramp ups and volume increases. Sales to Boeing increased $48 million as production continued to ramp up on the Boeing 787 and volume increased on legacy Boeing production programs. Also, sales to Airbus increased $14 million due to the production growth on the A350 program. In addition, commercial aftermarket increased $18 million due to higher initial provisioning sales for the Boeing 787. Partially offsetting the commercial growth was a decline in military sales. Helicopters declined $16 million due mostly to lower deliveries on the V-22. Also, military aftermarket sales declined $8 million due in part to lower foreign military F-15 sales.
Operating margin in 2015 and 2014 was affected by restructuring activities. In 2014, we incurred $5 million of restructuring expenses. We expected to receive $7 million in future cost savings in 2015, of which we realized 85%. In 2015, we incurred $3 million of restructuring expenses, and we expect these activities to result in $5 million of cost savings in 2016.
Operating margin for 2015 declined as compared to 2014, due to an adverse sales mix due to lower amounts of military and commercial aftermarket sales and to lower amounts of military OEM sales. Partly offsetting the margin decline was $14 million of lower additions to contract loss reserves in 2015 compared to 2014. Also, research and development expenses declined $7 million due, in part, to lower activity on the Airbus A350 program. Slightly offsetting the lower Airbus spend was higher research and development expenses associated with the ramp up of the Embraer E-Jets program. The operating profit in 2015 also benefited from restructuring benefits realized from 2014 restructuring activities.

Operating margin for 2014 declined as compared to 2013. Research and development costs increased $11 million. We had development costs associated with the ramp up of the Embraer E-Jets program, but those costs were partially offset by decreasing development activity on the Boeing 787 and Airbus A350 programs. Additionally, we incurred $4 million in higher restructuring expenses than in 2013. Partly offsetting the operating margin declines was $7 million of lower pension expense, driven by the increase in the discount rate.
The decrease of twelve-month backlog for Aircraft Controls at October 3, 2015 compared to September 27, 2014 is in part due to the timing of commercial orders as well as work completed on military programs. The higher level of twelve-month backlog for Aircraft Controls at September 27, 2014 compared to September 28, 2013 is largely related to increases in commercial orders.
2016 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 4% to $1.13 billion in 2016. Commercial aircraft sales are expected to increase 9%, due primarily to the sales increase on the Airbus A350 program. We expect that commercial aftermarket sales will continue to decline due to the lower levels of Boeing 787 initial provisioning sales. We expect military sales to decline 1% in 2016, as higher F-35 production sales are offset by lower V-22 and military aftermarket sales. We expect our operating margin will increase slightly to 9.5% in 2016. We expect the benefits of our restructuring actions in 2015 will improve operating margin. However, we expect margin pressures due to an unfavorable sales mix associated with lower amounts of military and commercial aftermarket sales. Additionally, our research and development costs will remain elevated due to the continued spend on the A350 and the Embraer E-2 programs.

Space and Defense Controls

				2015 vs. 2014		2014 vs. 2013
(dollars in millions)	2015	2014	2013	$ Variance	% Variance	$ Variance	% Variance
Net sales	$381	$395	$396	$(13)	(3%)	$(1)	—%
Operating profit	$33	$26	$25	$7	27%	$1	3%
Operating margin	8.7%	6.6%	6.4%
Backlog	$250	$254	$254	$(4)	(2%)	$—	—%
Space and Defense Controls' net sales decreased in 2015 compared to 2014 as sales declines in our space market were partially offset by sales growth in our defense market. Space and Defense Controls' net sales in 2014 are comparable to sales in 2013.
Sales in our space market decreased $26 million in 2015 compared to 2014 due to satellite and launch vehicle programs winding down. Partly offsetting the sales decline was $13 million of sales growth in our defense market. Within defense, sales increased $29 million as production rates increased on defense controls, missile systems and naval systems programs. However, these increases within our defense market were offset by $15 million of lower security sales due to lower sales volume.
Segment sales in 2014 were comparable to 2013. Sales for missile defense systems and security products increased $14 million due to higher production rates and higher product demand. Offsetting these increases was a $13 million decline in our defense controls business due to a program's prior year's sales not repeating. Sales in our space market in 2014 declined $2 million. Within our space market, sales of satellite components and engines programs declined $3 million due mostly to activity slowdowns and program delays. Activity on NASA's Soft Capture System increased sales by $12 million, but was offset by other program completions.
Operating margin in 2015, 2014 and 2013 was affected by restructuring activities. In 2013, we incurred $5 million of restructuring expenses. We expected to receive $9 million in future cost savings in 2014, of which we realized 99%. In 2014, we also incurred $5 million of restructuring expenses. We expected to receive $9 million in future cost savings in 2015, of which we realized 95%. In 2015, we incurred $6 million of restructuring expenses, and we expect these activities to result in $5 million of cost savings in 2016. More than half of the total restructuring expense in 2015 relates to the termination of a selling and marketing contractual relationship, and will not carry the same ratio of benefits as our previous restructuring activities.
Operating margin increased in 2015 compared to 2014. Operating profit increased due to the benefits realized from our 2014 and 2015 restructuring activities. We also benefited from an improved sales mix as well as cost containment activities. Partly offsetting these increases is an $8 million accounting correction recorded in the second quarter of 2015.
Operating margin in 2014 was comparable to operating margin in 2013. The 2014 operating profit benefited from our 2013 restructuring activities. Additionally, we benefited from a $2 million settlement related to an acquisition. These improvements were mostly offset by a lower level of profitable spares sales for defense controls.
The lower level of twelve-month backlog for Space and Defense Controls at October 3, 2015 compared to September 27, 2014 is due to declines in our security and defense controls markets, partly offset by increases in our satellites programs. The level of twelve-month backlog at September 27, 2014 is comparable to the level at September 28, 2013 as increases in our defense market were offset by declines in our space market.
2016 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase slightly to $386 million in 2016. We expect sales increases in our defense market to be driven by increased production volumes for missile systems and improved domestic and foreign military vehicle sales. Offsetting this growth is an expected decline in our space market as production programs continue to wind down. We expect our operating margin will increase to 11.5% in 2016 from 8.7% in 2015 as the 2015 accounting correction does not repeat and as we benefit from our 2015 restructuring actions.

Industrial Systems

				2015 vs. 2014		2014 vs. 2013
(dollars in millions)	2015	2014	2013	$ Variance	% Variance	$ Variance	% Variance
Net sales	$522	$591	$592	$(69)	(12%)	$(1)	—%
Operating profit	$45	$58	$42	$(13)	(23%)	$16	38%
Operating margin	8.6%	9.8%	7.1%
Backlog	$178	$182	$187	$(5)	(3%)	$(5)	(2%)
Industrial Systems' net sales decreased across our major markets in 2015 compared to 2014. Weaker foreign currencies, in particular the Euro relative to the U.S. dollar, contributed $60 million of the sales decline. Industrial Systems' net sales were flat in 2014 compared to 2013. Sales in our industrial automation and energy markets improved but were offset by declines in our simulation and test market.
Sales in our energy market decreased $31 million in 2015 compared to 2014. Unfavorable foreign currency translation contributed approximately half of the decline. Additionally, sales of our non-renewable energy products contributed the other half of the decline due to the unfavorable macro-economic conditions related, in part, to the significant decline in the price of crude oil. Within our industrial automation market, sales decreased $27 million. Unfavorable foreign currency translation contributed $33 million to the decline, but was partly offset by sales increases in our aftermarket services. Sales within our simulation and test market decreased $11 million. Unfavorable foreign currency translation contributed approximately 80% of the decline.
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
Operating margin decreased in 2015 compared to 2014. Our operating profit was negatively impacted by the strengthening U.S. dollar relative to foreign currencies, lower sales volumes and margin pressures in the energy business. Additionally in 2015, we incurred an additional $4 million of restructuring expense, and we expect these activities will result in $8 million of cost savings in 2016. Partly offsetting the declines was $6 million of lower write downs in 2015.
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
The lower level of twelve-month backlog in Industrial Systems at October 3, 2015 compared to September 27, 2014 is primarily due the impact of foreign currency translation, but was partly offset by higher levels of industrial automation orders. The lower level of twelve-month backlog in Industrial Systems at September 27, 2014 compared to September 28, 2013 is primarily due to timing of orders in our energy market.
2016 Outlook for Industrial Systems – We expect sales in Industrial Systems to increase slightly to $525 million in 2016, as general economic conditions do not indicate any meaningful changes in 2016. We expect our operating margin will increase to 10.7% in 2016 from 8.6% in 2015, as we will benefit from both our restructuring actions in the fourth quarter of 2015 and our cost containment actions.

Components

				2015 vs. 2014		2014 vs. 2013
(dollars in millions)	2015	2014	2013	$ Variance	% Variance	$ Variance	% Variance
Net sales	$437	$450	$439	$(12)	(3%)	$11	3%
Operating profit	$59	$73	$74	$(14)	(19%)	$(2)	(2%)
Operating margin	13.4%	16.2%	17.0%
Backlog	$158	$183	$181	$(25)	(14%)	$3	1%
Components' net sales decreased in 2015 compared to 2014. Sales decreased in marine energy within our non-aerospace and defense market. Components' net sales increased in 2014 compared to 2013. Sales increased in our non-aerospace and defense market due largely to an acquisition.
Sales in our non-aerospace and defense market decreased $17 million in 2015 compared to 2014. Our marine energy sales declined $22 million, due to the macro-economic conditions centered around the significant decline in the price of crude oil and the resulting lower demand for our products. Slightly offsetting the decline was a sales increase of $6 million in our industrial market in 2015, driven by a strong demand in the U.S. industrial market. Sales in our aerospace and defense market increased $4 million in 2015 compared to 2014 due to higher levels of defense controls and naval product sales.
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
Operating margin declined in 2015 compared to 2014. The decrease is primarily due to lower demand for our marine energy products resulting from the significant decline in the price of crude oil. Additionally, cost overruns on some military programs negatively impacted operating margin.
Operating margin declined in 2014 compared to 2013. Our operating margin in 2013 included a $2 million benefit associated with an unachieved earn out provision related to an acquisition. Also in 2014, start up activities on a new ERP system reduced operating profit by $2 million.
The twelve-month backlog at October 3, 2015 declined compared to the level at September 27, 2014 due to reduced orders for our marine energy products, as well as timing of defense orders. The level of twelve-month backlog at September 27, 2014 is comparable to the level at September 28, 2013.
2016 Outlook for Components – We expect sales to decrease 3% to $425 million in 2016 due to continued declines in our energy market. We also expect that sales in our medical market will decline due to lower demand from a key customer. Partially offsetting these declines is expected growth in our space and defense market, driven by improved foreign military vehicle program sales. We expect our operating margin will decrease to 13.2% in 2016 from 13.4% in 2015. We will continue to be negatively impacted by the low price of crude oil, but that margin pressure will be partially offset by incremental margins from higher defense sales.

Medical Devices

				2015 vs. 2014		2014 vs. 2013
(dollars in millions)	2015	2014	2013	$ Variance	% Variance	$ Variance	% Variance
Net sales	$99	$95	$124	$3	3%	$(29)	(23%)
Operating profit (loss)	$9	$3	$(41)	$6	186%	$44	(107%)
Operating margin	8.7%	3.1%	(33.2%)
Backlog	$10	$5	$3	$5	93%	$2	70%
Medical Devices' net sales increased in 2015 compared to 2014, with sales growth in both our IV and enteral products offsetting declines in our other product category. Medical Devices' net sales decreased in 2014 when compared to 2013 with declines in all of our major product categories.
Sales for IV products increased $5 million in 2015 compared to 2014 due to higher pumps and sets sales as we continued to replace competitors' older products in the U.S. home healthcare market. Partly offsetting the sales growth was a decline of $4 million in 2015 due to lost sales associated with the sale of two small operations.
Sales declined in enteral products in 2014 compared to 2013, due to $19 million of lower sales to a distributor partner. Additionally, in June 2013, we divested an operation, which contributed $9 million of lost sales in 2014.
Operating margin in 2015 increased compared to 2014 due to higher sales volumes, a more favorable sales mix and lower operational costs. The operating margin in 2015 also included a $1 million loss on the sale of two small operations.
Operating margin in 2014 increased when compared to 2013 due to the absence of two charges. Operating margin in 2013 included a $38 million non-cash goodwill impairment charge and a $7 million loss on the sale of an operation. Excluding these charges, operating margin was 3.0% in 2013.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2016 Outlook for Medical Devices – We expect sales to increase slightly to $102 million in 2016. We expect that sales will increase due to improved enteral pumps and sets sales, as well as higher IV sets sales due to a higher installed base. However, this growth will be offset by a reduction related to the operations we sold in 2015. We expect our operating margin will increase to 11.4% in 2016 from 8.7% in 2015 as we continue to benefit from an improved cost structure and incremental margin contribution from higher sales volumes.

FINANCIAL CONDITION AND LIQUIDITY

				2015 vs. 2014		2014 vs. 2013
(dollars in millions)	2015	2014	2013	$ Variance	% Variance	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$335	$287	$251	$47	17%	$36	14%
Investing activities	(68)	(87)	(173)	19	(22%)	87	(50%)
Financing activities	(166)	(118)	(72)	(48)	40%	(46)	64%
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At October 3, 2015, our cash balance was $310 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. If we determined repatriation of foreign funds was necessary, we would then be required to pay U.S. income taxes on those funds.
Operating activities
Net cash provided by operating activities increased in 2015 compared to 2014. We improved by $37 million due to the favorable timing on collections of receivables, primarily in our Space and Defense Controls, Components and Aircraft Controls segments, and improved by $29 million due to lower pension funding levels. Additionally, we benefited by $24 million due to favorable timing of customer advances, primarily in Aircraft Controls. The change in the cash provided by operating activities was negatively impacted by $34 million of lower earnings and non-cash charges.
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
Investing activities
Net cash used by investing activities in 2015 included $81 million for capital expenditures. In 2015, investment activities provided $7 million of cash as we liquidated retirement plan investments in order to purchase our stock, and $3 million of proceeds from the sale of two medical operations.
We expect our 2016 capital expenditures to be approximately $90 million, as we support the increased production of commercial aircraft.
Net cash used by investing activities in 2014 includes $79 million for capital expenditures and $9 million used to redeem our 7.25% senior subordinated notes that were invested in our supplemental retirement plan.
Net cash used by investing activities for 2013 includes $93 million for capital expenditures, $69 million for two acquisitions, one in Space and Defense Controls and one in Components, $13 million used to redeem our 6.25% senior subordinated notes that were invested in our supplemental retirement plan and a $6 million loan to another company for strategic technology development. In 2013, cash provided by investing activities includes $5 million from the sale of an operation in Medical Devices and $3 million of proceeds from a liquidation of a technology investment.
Financing activities
Financing activities in 2015 included $344 million to fund our stock repurchase program. Additionally, cash used by financing activities in 2015 included the net proceeds of issuing our $300 million aggregate principal 5.25% senior notes, which were used to repay our U.S. revolving credit facility borrowings.

The cash used by financing activities for 2014 includes $266 million to fund our stock repurchase program and $7 million for the call premium on our 7.25% senior subordinated notes. We also used credit facility borrowings to fund the redemption of our 7.25% senior subordinated notes.
Net cash used by financing activities in 2013 primarily reflects pay downs on our U.S. revolving credit facility due to our strong cash flow.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell debt and equity securities to fund acquisitions or take advantage of favorable market conditions.
On November 21, 2014, we completed the sale of $300 million aggregate principal amount of 5.25% senior notes due December 1, 2022 at par with interest paid semiannually on June 1 and December 1 of each year, which commenced on June 1, 2015. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. The aggregate net proceeds of $294 million were used to repay indebtedness under our U.S. bank credit facility, thereby increasing the unused portion of our U.S. revolving credit facility.
On May 22, 2014, we amended our U.S. revolving credit facility. The amendment increased the capacity on our revolving credit facility from $900 million to $1,100 million and extended the maturity of the credit facility to May 22, 2019. The amendment also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $675 million at October 3, 2015. Interest on the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 163 basis points at October 3, 2015. The credit facility is secured by substantially all of our U.S. assets.
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
At October 3, 2015, we had $420 million of unused capacity, including $408 million from the U.S. revolving credit facility after considering standby letters of credit. Our ability to utilize the unused borrowing capacity is limited by the leverage ratio covenant, which would restrict borrowings to an additional $359 million as October 3, 2015.
We have a trade receivables securitization facility (the "Securitization Program"), which terminates on February 10, 2017. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. We had an outstanding balance of $100 million at October 3, 2015. The Securitization Program has a minimum borrowing requirement, which was $80 million at October 3, 2015. Interest on the secured borrowings under the Securitization Program was 94 basis points at October 3, 2015 and is based on 30-day LIBOR plus an applicable margin.
On December 19, 2013, we repurchased our 7.25% senior subordinated notes due on January 15, 2018 at 103.625%, pursuant to an early redemption right. We redeemed the aggregate principal amount of $200 million using proceeds drawn from our U.S. revolving credit facility.
Net debt to capitalization was 44% at October 3, 2015 and 32% at September 27, 2014. The increase in net debt to capitalization is primarily due to our share repurchase program.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.

The Board of Directors authorized a share repurchase program beginning in January 2014 that includes both Class A and Class B common shares, and allows us to buy up to an aggregate 13.0 million common shares. Under this program, we have purchased approximately 8.8 million shares for $611 million as of October 3, 2015.
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
Contractual Obligations and Commercial Commitments
Our significant contractual obligations and commercial commitments at October 3, 2015 are as follows:

(dollars in millions)	Payments due by period
Contractual Obligations	Total	2016	2017- 2018	2019- 2020	After 2020
Long-term debt	$1,075	$—	$100	$675	$300
Interest on long-term debt	96	16	32	31	17
Operating leases	127	21	35	24	46
Purchase obligations	605	483	112	1	9
Total contractual obligations	$1,903	$520	$279	$731	$372
In addition to the obligations in the table above, we have $2 million recorded for unrecognized tax benefits in current liabilities, which includes $1 million of related accrued interest. We are unable to determine if and when any of those amounts will be settled, nor can we estimate any potential changes to the unrecognized tax benefits.
The table above excludes interest on variable-rate debt, primarily our U.S. revolving credit facility, as we are unable to determine the rate and average balance outstanding for the periods presented in the above table. Interest on variable-rate long-term debt, assuming the rate and outstanding balances do not change from those at October 3, 2015, would be approximately $13 million annually.
Total contractual obligations exclude pension obligations. In 2016, we have no minimum funding requirements. However, we anticipate making contributions to defined benefit pension plans of $75 million, of which approximately $68 million is to the U.S. plan. We are unable to determine minimum funding requirements beyond 2016.
We have made discretionary incremental contributions to our defined benefit plans in excess of minimum funding requirements in 2015 and expect to continue to do the same in 2016. These additional contributions are being made in an effort to migrate toward fully funded status and reduce the volatility to our consolidated financial statements. The discretionary contributions made in 2015 were a result of strong cash flow, cash position and to utilize cash held outside the U.S. for foreign plans.

(dollars in millions)	Commitments expiring by period
Other Commercial Commitments	Total	2016	2017- 2018	2019- 2020	After 2020
Standby letters of credit	$17	$12	$5	$—	$—

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
Aerospace and Defense
Approximately 64% of our 2015 sales were generated in aerospace and defense markets. Within aerospace and defense, we serve three end markets: defense, commercial aircraft and space.
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
Reductions in the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the Budget Control Act of 2011, will have ongoing ramifications for the domestic aerospace and defense market for the near future. As originally passed, the Budget Control Act provided that, in addition to an initial significant reduction in future domestic defense spending, further automatic cuts to defense spending authorization (which is generally referred to as sequestration) of approximately $500 billion through the Federal Government's 2021 fiscal year would be triggered by the failure of Congress to produce a deficit reduction bill. The sequestration spending cuts were intended to be uniform by category for programs, projects and activities within accounts. The Bipartisan Budget Act of 2013, provided some near-term opportunities to lessen the effects of sequestration, in exchange for extending the imposition of sequestration to fiscal years 2022 and 2023. However, we expect we will continue to face significant challenges over the next decade as a result of sequestration, as significant uncertainty remains with respect to the overall levels of defense spending. We believe that our military sales remain likely to be most affected due to lower defense spending. Currently, we expect approximately $685 million of U.S. defense sales in 2016.
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
The commercial space market is comprised of large satellite customers, traditionally communications companies. Trends for this market, as well as for commercial launch vehicles, follow demand for increased capacity. This in turn, tends to track with underlying demand for increased consumption of telecommunication services, satellite replacement and global navigation needs. The space market is also partially dependent on the governmental-authorized levels of funding for satellite communications, as well as investment for commercial and exploration activities.

Industrial
Approximately 36% of our 2015 sales were generated in industrial markets. Within industrial, we serve three end markets: industrial automation, energy and medical.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-quarter of our 2015 sales were denominated in foreign currencies. During 2015, average foreign currency rates generally weakened against the U.S. dollar compared to 2014. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $99 million compared to one year ago. During 2014, average foreign currency rates generally strengthened against the U.S. dollar compared to 2013. The translation of the results of our foreign subsidiaries into U.S. dollars increased 2014 sales by $17 million compared to 2013.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be applied using one of two prescribed retrospective methods, and no early adoption is permitted. The provisions of this ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, pursuant to the issuance of ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date,” in August 2015. This amendment is applicable to us beginning in the first quarter of 2019. We are currently evaluating the adoption of this standard on our financial statements.

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
In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This ASU provides additional guidance on ASU No. 2015-03, specific to debit issuance costs arising from line-of-credit arrangements. This ASU provides an option to either apply the provisions of ASU No. 2015-03 to line-of-credit arrangements or to defer and instead present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The additional guidance does not alter any other effective date provisions set forth in ASU No. 2015-03. The adoption of this standard is not expected to have a material impact on our financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. The provisions of this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted as of the effective date for financial statements that have not yet been made available for issuance. This amendment is applicable for us beginning in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and foreign currency forward contracts. We do not hold or issue financial instruments for trading purposes. In 2015, our derivative instruments consisted of interest rate swaps designated as cash flow hedges and foreign currency forwards.
At October 3, 2015, we had $530 million of borrowings subject to variable interest rates. During 2015, our average borrowings subject to variable interest rates were $477 million and, therefore, if interest rates had been one percentage point higher during 2015, our interest expense would have been $5 million higher. At October 3, 2015, we had interest rate swaps with notional amounts totaling $245 million. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.3%, including the applicable margin of 163 basis points as of October 3, 2015. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps will mature at various times between January 15, 2016 and June 5, 2017.
We also enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and to reduce exposure on intercompany balances that are denominated in foreign currencies. We have foreign currency forwards with notional amounts of $162 million outstanding at October 3, 2015 that mature at various times through the fourth quarter of 2017. These include notional amounts of $76 million outstanding where the U.S. dollar is one side of the trade. The net fair value of all of our foreign currency contracts was a $3 million net liability at October 3, 2015. A hypothetical 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at October 3, 2015 by approximately $3 million, while a hypothetical 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at October 3, 2015 by approximately $4 million. It is important to note that gains and losses indicated in the sensitivity analysis would often be offset by gains and losses on the underlying receivables and payables.

Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the Euro, British pound and Japanese yen. If average annual foreign exchange rates collectively weakened or strengthened against the U.S. dollar by 10%, our net earnings in 2015 would have decreased or increased by $9 million from foreign currency translation. This sensitivity analysis assumed that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual transactions.

Item 8.	Financial Statements and Supplementary Data.
Inc.
Consolidated Statements of Earnings

	Fiscal Years Ended
(dollars in thousands, except per share data)	October 3, 2015	September 27, 2014	September 28, 2013
Net sales	$2,525,532	$2,648,385	$2,610,311
Cost of sales	1,788,828	1,850,809	1,826,561
Gross profit	736,704	797,576	783,750
Research and development	132,271	139,462	134,652
Selling, general and administrative	371,498	403,487	396,636
Interest	28,967	12,513	26,962
Restructuring	15,449	12,913	14,075
Goodwill impairment	—	—	38,200
Other	4,685	10,278	8,219
Earnings before income taxes	183,834	218,923	165,006
Income taxes	51,951	60,725	44,509
Net earnings	$131,883	$158,198	$120,497

Net earnings per share
Basic	$3.39	$3.57	$2.66
Diluted	$3.35	$3.52	$2.63

Average common shares outstanding
Basic	38,945,880	44,362,412	45,335,336
Diluted	39,334,520	44,952,437	45,823,720
See accompanying Notes to Consolidated Financial Statements.

Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Years Ended
(dollars in thousands)	October 3, 2015	September 27, 2014	September 28, 2013
Net earnings	$131,883	$158,198	$120,497
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(82,042)	(31,318)	7,079
Retirement liability adjustment	(51,926)	(41,289)	106,729
Change in accumulated loss on derivatives	(929)	(73)	(1,255)
Other comprehensive income (loss), net of tax	(134,897)	(72,680)	112,553
Comprehensive income (loss)	$(3,014)	$85,518	$233,050
See accompanying Notes to Consolidated Financial Statements.

Inc.
Consolidated Balance Sheets

(dollars in thousands, except per share data)	October 3, 2015	September 27, 2014
ASSETS
Current assets
Cash and cash equivalents	$309,853	$231,292
Receivables	698,419	780,874
Inventories	493,360	517,056
Deferred income taxes	91,210	92,390
Prepaid expenses and other current assets	34,653	42,452
Total current assets	1,627,495	1,664,064
Property, plant and equipment, net	536,756	555,348
Goodwill	737,212	757,852
Intangible assets, net of accumulated amortization of $207,843 in 2015 and $190,954 in 2014	143,723	178,070
Other assets	41,285	53,118
Total assets	$3,086,471	$3,208,452
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$83	$103,660
Current installments of long-term debt	34	5,262
Accounts payable	165,973	162,667
Accrued salaries, wages and commissions	125,270	141,096
Customer advances	167,423	145,500
Contract loss reserves	30,422	35,984
Other accrued liabilities	116,300	128,635
Total current liabilities	605,505	722,804
Long-term debt, excluding current installments	1,075,067	765,114
Long-term pension and retirement obligations	348,239	288,216
Deferred income taxes	60,209	83,931
Other long-term liabilities	2,919	972
Total liabilities	2,091,939	1,861,037
Commitments and contingencies (Note 18)	—	—
Shareholders’ equity
Common stock - par value $1.00
Class A - Authorized 100,000,000 shares	43,639	43,628
Issued 43,638,618 and outstanding 33,320,187 shares at October 3, 2015
Issued 43,627,531 and outstanding 37,820,830 shares at September 27, 2014
Class B - Authorized 20,000,000 shares. Convertible to Class A on a one-for-one basis	7,641	7,652
Issued 7,641,095 and outstanding 3,388,788 shares at October 3, 2015
Issued 7,652,182 and outstanding 3,622,303 shares at September 27, 2014
Additional paid-in capital	456,512	463,965
Retained earnings	1,579,794	1,447,911
Treasury shares	(701,771)	(360,445)
Stock Employee Compensation Trust	(44,211)	(48,458)
Supplemental Retirement Plan Trust	(5,337)	—
Accumulated other comprehensive loss	(341,735)	(206,838)
Total shareholders’ equity	994,532	1,347,415
Total liabilities and shareholders’ equity	$3,086,471	$3,208,452
See accompanying Notes to Consolidated Financial Statements.

Inc.
Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
(dollars in thousands)	October 3, 2015	September 27, 2014	September 28, 2013
COMMON STOCK
Beginning and end of year	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	463,965	447,478	421,969
Issuance of treasury shares	(4,529)	256	7,134
Equity-based compensation expense	5,074	7,189	6,620
Adjustment to market - SECT, SERP and other	(7,998)	9,042	11,755
End of year	456,512	463,965	447,478
RETAINED EARNINGS
Beginning of year	1,447,911	1,289,713	1,169,216
Net earnings	131,883	158,198	120,497
End of year	1,579,794	1,447,911	1,289,713
TREASURY SHARES AT COST
Beginning of year	(360,445)	(83,003)	(74,980)
Class A shares issued related to equity awards	15,965	1,991	3,591
Class A and B shares purchased	(357,291)	(279,433)	(11,614)
End of year	(701,771)	(360,445)	(83,003)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of year	(48,458)	(35,545)	(15,984)
Issuance of shares	7,395	1,144	781
Purchase of shares	(15,151)	(7,924)	(9,676)
Adjustment to market	12,003	(6,133)	(10,666)
End of year	(44,211)	(48,458)	(35,545)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of year	—	—	—
Purchase of shares	(7,328)	—	—
Adjustment to market	1,991	—	—
End of year	(5,337)	—	—
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(206,838)	(134,158)	(246,711)
Other comprehensive income (loss)	(134,897)	(72,680)	112,553
End of year	(341,735)	(206,838)	(134,158)
TOTAL SHAREHOLDERS’ EQUITY	$994,532	$1,347,415	$1,535,765
(Continued on next page)

Inc.
Consolidated Statements of Shareholders’ Equity, Continued

	Fiscal Years Ended
(share data)	October 3, 2015	September 27, 2014	September 28, 2013
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of year	(5,806,702)	(2,004,262)	(2,253,318)
Class A shares issued related to equity awards	543,923	283,921	495,297
Class A shares purchased	(5,055,652)	(4,086,361)	(246,241)
End of year	(10,318,431)	(5,806,702)	(2,004,262)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of year	(3,319,038)	(3,305,971)	(3,305,971)
Class B shares purchased	(4,888)	(13,067)	—
End of year	(3,323,926)	(3,319,038)	(3,305,971)
SECT SHARES - CLASS B COMMON STOCK
Beginning of year	(710,841)	(610,223)	(418,317)
Issuance of shares	101,000	18,444	21,237
Purchase of shares	(218,540)	(119,062)	(213,143)
End of year	(828,381)	(710,841)	(610,223)
SERP TRUST SHARES - CLASS B COMMON STOCK
Beginning of year	—	—	—
Purchase of shares	(100,000)	—	—
End of year	(100,000)	—	—
See accompanying Notes to Consolidated Financial Statements.

Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
(dollars in thousands)	October 3, 2015	September 27, 2014	September 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$131,883	$158,198	$120,497
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	78,610	78,078	75,000
Amortization	24,999	31,181	33,073
Deferred income taxes	12,991	5,021	(8,216)
Equity-based compensation expense	5,074	7,189	6,620
Redemption of senior subordinated notes	—	8,002	—
Goodwill impairment	—	—	38,200
Other	7,826	7,260	7,620
Changes in assets and liabilities providing (using) cash:
Receivables	60,616	23,707	(58,368)
Inventories	3,821	23,666	(6,871)
Accounts payable	8,107	(17,783)	10,543
Customer advances	24,112	(304)	32,437
Accrued expenses	(6,525)	7,685	(2,625)
Accrued income taxes	(9,986)	6,273	3,678
Net pension and post retirement liabilities	(15,048)	(43,612)	8,174
Other assets and liabilities	8,066	(7,459)	(8,485)
Net cash provided by operating activities	334,546	287,102	251,277
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	—	(69,157)
Purchase of property, plant and equipment	(80,693)	(78,771)	(93,174)
Other investing transactions	13,095	(8,124)	(11,067)
Net cash used by investing activities	(67,598)	(86,895)	(173,398)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term (repayments) borrowings	(3,570)	(977)	16,124
Proceeds from revolving lines of credit	428,130	680,875	897,162
Payments on revolving lines of credit	(518,130)	(319,740)	(782,617)
Payments on long-term debt	(5,259)	(3,256)	(3,113)
Proceeds from senior notes, net of issuance costs	294,430	—	—
Payments on senior subordinated notes	—	(191,575)	(187,000)
Payment of premium on redemption of senior subordinated notes	—	(6,945)	—
Proceeds from sale of treasury stock	11,436	2,247	10,725
Purchase of outstanding shares for treasury	(363,848)	(272,876)	(11,614)
Proceeds from sale of stock held by SECT	7,395	1,144	781
Purchase of stock held by SECT	(15,151)	(7,924)	(9,676)
Purchase of stock held by SERP Trust	(7,328)	—	—
Excess tax benefits from equity-based payment arrangements	5,996	2,910	1,089
Other financing transactions	(100)	(2,288)	(3,949)
Net cash used by financing activities	(165,999)	(118,405)	(72,088)
Effect of exchange rate changes on cash	(22,388)	(7,600)	2,458
Increase in cash and cash equivalents	78,561	74,202	8,249
Cash and cash equivalents at beginning of year	231,292	157,090	148,841
Cash and cash equivalents at end of year	$309,853	$231,292	$157,090
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$23,718	$17,300	$29,320
Income taxes paid, net of refunds	39,890	41,999	54,461
Unsecured notes issued for acquisitions	—	—	8,450

See accompanying Notes to Consolidated Financial Statements.

____________________________________________________________________________________________

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
Fiscal Year: Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 53 weeks for the year ended October 3, 2015 and 52 weeks for the years ended September 27, 2014 and September 28, 2013.
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
Percentage of completion method for contracts: Revenue representing 33%, 34% and 33% of 2015, 2014 and 2013 sales, respectively, was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominantly used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are primarily with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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

Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for 2015, 2014 or 2013.
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
As units are delivered or services are performed: In 2015, 67% of our sales were recognized as units were delivered or as service obligations were satisfied. Revenue is recognized when the risks and rewards of ownership and title to the product are transferred to the customer. When engineering or similar services are performed, revenue is recognized upon completion of the obligation including any delivery of engineering drawings or technical data. This method of revenue recognition is predominantly used within the Industrial Systems, Components and Medical Devices segments, as well as with aftermarket activity. Profits are recorded as costs are relieved from inventory and charged to cost of sales and as revenue is recognized. Inventory costs include all product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations.
Shipping and Handling Costs: Shipping and handling costs are included in cost of sales.
Research and Development: Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation.
Bid and Proposal Costs: Bid and proposal costs are expensed as incurred and classified as selling, general and administrative expenses.
Equity-Based Compensation: Equity-based compensation expense is included in selling, general and administrative expenses.
Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2015	2014	2013
Basic weighted-average shares outstanding	38,945,880	44,362,412	45,335,336
Dilutive effect of equity-based awards	388,640	590,025	488,384
Diluted weighted-average shares outstanding	39,334,520	44,952,437	45,823,720
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

Goodwill: We test goodwill for impairment at the reporting unit level on an annual basis or more frequently if an event occurs or circumstances change that indicate that the fair value of a reporting unit is likely to be below its carrying amount. We also test goodwill for impairment when there is a change in reporting units.
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
We recorded a $38,200 goodwill impairment charge in 2013 in our Medical Devices reporting unit. There were no impairment charges recorded in 2015 or 2014.
Acquired Intangible Assets: Acquired identifiable intangible assets are recorded at cost and are amortized over their estimated useful lives.
Impairment of Long-Lived Assets: Long-lived assets, including acquired identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows. In 2014, we recorded a $739 impairment charge in our Industrial Systems segment related to intangible assets from a product line we decided to exit. We also recorded a $1,296 impairment charge in our Medical Devices segment related to equipment from a product line we are no longer pursuing. Both of these charges are included as restructuring in the consolidated statements of earnings. In 2015, we recorded impairment charges of $2,432 in our Industrial Systems segment, primarily related to intangible assets from a wind energy product line that we decided to exit, which is included as other expense. We also recorded an additional $472 impairment charge related to intangible assets on the product line we decided to exit in 2014, which is included as restructuring in the consolidated statement of earnings. There were no impairment charges recorded in 2013.
Product Warranties: In the ordinary course of business, we warrant our products against defect in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2015	2014	2013
Warranty accrual at beginning of year	$19,953	$17,429	$18,859
Warranties issued during current year	9,666	12,611	9,019
Adjustments to pre-existing warranties	(2,416)	(2,037)	(1,911)
Reductions for settling warranties	(7,448)	(7,759)	(8,507)
Foreign currency translation	(1,095)	(291)	(31)
Warranty accrual at end of year	$18,660	$19,953	$17,429

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
In April 2015, the FASB issued ASU No. 2015-04, “Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets.” This ASU permits an entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that consistently from year to year. This practical expedient would then be applied to all plans if an entity has more than one plan. Further, if a contribution or other significant event occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of the defined benefit plan assets and obligations to reflect the effects of those contributions and other significant events. The provisions of this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted, and prospective application is required. We adopted this standard in 2015, and changed our method of measuring plan assets and obligations related to our defined benefit plans. This change simplifies our reporting while maintaining the usefulness of information presented in our financial statements. The adoption of this standard did not have a material impact on our financial statements.

Note 2 - Acquisitions and Divestitures

In 2015, we completed a divestiture in our Medical Devices segment. We sold our Rochester, New York and Erie, Pennsylvania life sciences operations for $2,988 in cash.
In 2013, we completed a divestiture in our Medical Devices segment. We sold our Buffalo, New York operations of Ethox Medical for $5,000 in cash, plus a $200 note receivable.
In 2013, we also completed business combinations. One of these business combinations was in our Space and Defense Controls segment. We acquired Broad Reach Engineering for $34,550 of cash consideration, issuance of $8,450 of notes payable and contingent consideration with an initial fair value of $3,447. Based in Colorado, Broad Reach Engineering is a leading designer and manufacturer of spaceflight electronics and software for aerospace, scientific, commercial and military missions. The company also provides ground testing, launch and on-orbit operations. We also completed one business combination in our Components segment. We acquired Aspen Motion Technologies, located in Radford, Virginia for $33,911 in cash. Aspen is a designer and manufacturer of high-performance permanent magnet brushless DC motors, integrated digital controls and motorized impellers. Aspen also specializes in custom motor designs for end product integration and significant product enhancement in a variety of high-performance industrial applications. The purchase price allocations for the 2013 acquisitions are complete.
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

Note 3 - Receivables
Receivables consist of:

	October 3, 2015	September 27, 2014
Accounts receivable	$291,188	$332,450
Long-term contract receivables:
Amounts billed	113,565	125,497
Unbilled recoverable costs and accrued profits	286,395	313,530
Total long-term contract receivables	399,960	439,027
Other	12,557	13,738
Total receivables	703,705	785,215
Less allowance for doubtful accounts	(5,286)	(4,341)
Receivables	$698,419	$780,874
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
Long-term contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts, commercial aircraft and satellite manufacturers. Amounts billed under long-term contracts to the U.S. Government were $8,284 at October 3, 2015 and $16,929 at September 27, 2014. Unbilled recoverable costs and accrued profits under long-term contracts to be billed to the U.S. Government were $13,733 at October 3, 2015 and $15,816 at September 27, 2014. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Approximately 75% of unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.
There are no material amounts of claims or unapproved change orders included in the consolidated balance sheets. There are no material balances billed but not paid by customers under retainage provisions.
Concentrations of credit risk on receivables are limited to those from significant customers who are believed to be financially sound. Receivables from Boeing were $161,820 at October 3, 2015 and $147,421 at September 27, 2014. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.

Note 4 - Inventories
Inventories, net of reserves, consist of:

	October 3, 2015	September 27, 2014
Raw materials and purchased parts	$188,843	$198,166
Work in progress	243,373	251,701
Finished goods	61,144	67,189
Inventories	$493,360	$517,056
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of October 3, 2015 and September 27, 2014.
Note 5 - Property, Plant and Equipment
Property, plant and equipment consists of:

	October 3, 2015	September 27, 2014
Land	$27,132	$28,299
Buildings and improvements	397,340	398,783
Machinery and equipment	789,452	767,342
Property, plant and equipment, at cost	1,213,924	1,194,424
Less accumulated depreciation and amortization	(677,168)	(639,076)
Property, plant and equipment, net	$536,756	$555,348

Note 6 - Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Medical Devices	Total
Balance at September 29, 2012	$192,386	$130,715	$119,575	$194,464	$125,714	$762,854
Acquisitions	—	29,361	—	11,218	—	40,579
Adjustments to prior year acquisitions	—	2,418	—	472	—	2,890
Impairment	—	—	—	—	(38,200)	(38,200)
Divestiture	—	—	—	—	(2,900)	(2,900)
Foreign currency translation	27	642	1,745	(1,301)	588	1,701
Balance at September 28, 2013	192,413	163,136	121,320	204,853	85,202	766,924
Adjustments to prior year acquisitions	—	(2,734)	—	—	—	(2,734)
Foreign currency translation	439	(795)	(3,311)	(1,943)	(728)	(6,338)
Balance at September 27, 2014	192,852	159,607	118,009	202,910	84,474	757,852
Change in segment classification	—	—	—	19,620	(19,620)	—
Divestiture	—	—	—	—	(1,715)	(1,715)
Foreign currency translation	(4,327)	(1,394)	(7,166)	(4,767)	(1,271)	(18,925)
Balance at October 3, 2015	$188,525	$158,213	$110,843	$217,763	$61,868	$737,212
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
See Note 17, Segments, for additional disclosures related to the change in segment classification.
The components of acquired intangible assets are as follows:

	October 3, 2015			September 27, 2014
	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$171,779	$(110,697)	$180,670	$(102,251)
Program-related	18	75,720	(27,463)	80,054	(24,065)
Technology-related	9	73,299	(49,723)	76,057	(46,296)
Marketing-related	10	25,997	(16,648)	26,707	(14,779)
Acquired intangible assets	12	$346,795	$(204,531)	$363,488	$(187,391)
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
Amortization of acquired intangible assets was $24,708 in 2015, $29,907 in 2014 and $31,137 in 2013. Based on acquired intangible assets recorded at October 3, 2015, amortization is estimated to be approximately $21,900 in 2016, $18,500 in 2017, $17,100 in 2018, $15,900 in 2019 and $14,500 in 2020.

Note 7 - Indebtedness
Short-term borrowings consist of:

	October 3, 2015	September 27, 2014
Lines of credit	$83	$3,660
Securitization program	—	100,000
Short-term borrowings	$83	$103,660
We maintain short-term credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks. Interest on outstanding lines of credit is 1.0% at October 3, 2015.
Long-term debt consists of:

	October 3, 2015	September 27, 2014
U.S. revolving credit facility	$675,000	$765,000
Senior notes	300,000	—
Securitization program	100,000	—
Obligations under capital leases	101	151
Other long-term debt	—	5,225
Senior debt	1,075,101	770,376
Less current installments	(34)	(5,262)
Long-term debt	$1,075,067	$765,114

On May 22, 2014, we amended our U.S. revolving credit facility. The amendment increased the capacity on our revolving credit facility from $900,000 to $1,100,000 and extended the maturity of the credit facility to May 22, 2019. The amendment also provides an expansion option, which permits us to request an increase to the credit facility of up to $200,000 upon satisfaction of certain conditions. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage and capital expenditures. We are in compliance with all covenants. Interest on all of the outstanding credit facility borrowings is 1.8% and is based on LIBOR plus the applicable margin, which was 163 basis points at October 3, 2015.

On November 21, 2014, we completed the sale of $300,000 aggregate principal amount of 5.25% senior notes due December 1, 2022 at par with interest paid semiannually on June 1 and December 1 of each year, which commenced on June 1, 2015. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. The aggregate net proceeds of $294,430 were used to repay indebtedness under our U.S. bank credit facility, thereby increasing the unused portion of our revolving credit facility.

The Securitization Program was extended on February 10, 2015 and now matures on February 10, 2017 and effectively increases our borrowing capacity by up to $100,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is 0.9% at October 3, 2015 and is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of October 3, 2015, our minimum borrowing requirement is $80,000.

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
Maturities of long-term debt are $34 in 2016, $100,033 in 2017, $24 in 2018, $675,010 in 2019, $0 in 2020 and $300,000 thereafter.
At October 3, 2015, we had pledged assets with a net book value of $1,508,996 as security for long-term debt.
At October 3, 2015, we had $420,193 of unused short and long-term borrowing capacity, including $408,227 from the U.S. revolving credit facility. Commitment fees are charged on some of these arrangements and on the U.S. revolving credit facility based on a percentage of the unused amounts available and are not material.
Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At October 3, 2015, we had interest rate swaps with notional amounts totaling $245,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.3%, including the applicable margin of 163 basis points as of October 3, 2015. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times between January 15, 2016 and June 5, 2017.
We use foreign currency forward contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $53,659 at October 3, 2015. These contracts mature at various times through September 1, 2017.
These interest rate swaps and foreign currency forwards are recorded on the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency forwards are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2015, 2014 or 2013.
Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated statements of earnings. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of $108,391 at October 3, 2015. The foreign currency forwards are recorded in the consolidated balance sheets at fair value and resulting gains or losses are recorded in the consolidated statements of earnings. We recorded a net loss of $1,344 in 2015 and a net gain of $4,105 in 2014 on the foreign currency forwards. These gains and losses are included in other expense and generally offset the gains and losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense.

Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		October 3, 2015	September 27, 2014
Derivatives designated as hedging instruments:
Foreign currency forwards	Other current assets	$12	$—
Foreign currency forwards	Other assets	39	—
Interest rate swaps	Other current assets	—	70
Interest rate swaps	Other assets	—	107
	Total asset derivatives	$51	$177
Foreign currency forwards	Other accrued liabilities	$1,755	$1,521
Foreign currency forwards	Other long-term liabilities	572	494
Interest rate swaps	Other accrued liabilities	756	110
Interest rate swaps	Other long-term liabilities	268	28
	Total liability derivatives	$3,351	$2,153
Derivatives not designated as hedging instruments:
Foreign currency forwards	Other current assets	$115	$821
Foreign currency forwards	Other accrued liabilities	$429	$2,991

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2:

	Classification	October 3, 2015	September 27, 2014
Foreign currency forwards	Other current assets	$127	$821
Foreign currency forwards	Other assets	39	—
Interest rate swaps	Other current assets	—	70
Interest rate swaps	Other assets	—	107
	Total assets	$166	$998
Foreign currency forwards	Other accrued liabilities	$2,184	$4,512
Foreign currency forwards	Other long-term liabilities	572	494
Interest rate swaps	Other accrued liabilities	756	110
Interest rate swaps	Other long-term liabilities	268	28
	Total liabilities	$3,780	$5,144
There were no financial assets or liabilities classified as Level 3 within the fair value hierarchy for the year ended October 3, 2015. The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

2014
Balance at beginning of year	$4,007
Decrease in discounted future cash flows recorded as interest expense	(121)
Decrease in earn out provisions recorded as other income	(1,585)
Settlements paid in cash	(2,301)
Balance at end of year	$—
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At October 3, 2015, the fair value of long-term debt was $1,072,101 compared to its carrying value of $1,075,101. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Restructuring
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
The restructuring charge in 2015 principally relates to severance, but also includes $3,773 related to the termination of a sales and marketing contract and $472 for the impairment of intangible assets in our Industrial Systems segment. Restructuring expense in 2014 principally relates to severance, but also includes $1,296 for the impairment of long-lived assets in our Medical Devices segment and $739 for the impairment of intangibles assets in our Industrial Systems segment. Restructuring activity for severance and other costs by segment is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Medical Devices	Total
Balance at September 29, 2012	$—	$—	$—	$—	$—	$—
Charged to expense - 2013 plan	1,692	4,968	7,415	—	—	14,075
Cash payments - 2013 plan	(1,672)	(600)	(4,711)	—	—	(6,983)
Foreign currency translation	16	8	13	—	—	37
Balance at September 28, 2013	36	4,376	2,717	—	$—	7,129
Charged to expense - 2014 plan	5,440	5,438	—	—	—	10,878
Cash payments - 2013 plan	(35)	(4,014)	(2,452)	—	—	(6,501)
Foreign currency translation	(2)	(36)	(79)	—	—	(117)
Balance at September 27, 2014	5,439	5,764	186	—	—	11,389
Charged to expense - 2015 plan	2,955	6,324	4,678	878	142	14,977
Adjustments to provision	(407)	(309)	—	—	—	(716)
Cash payments - 2013 plan	—	(490)	—	—	—	(490)
Cash payments - 2014 plan	(4,833)	(3,822)	(178)	—	—	(8,833)
Cash payments - 2015 plan	(80)	(167)	(679)	(761)	—	(1,687)
Foreign currency translation	(27)	(63)	(4)	—	—	(94)
Balance at October 3, 2015	$3,047	$7,237	$4,003	$117	$142	$14,546
Payments related to the 2013 plan were paid in full as of April 4, 2015. As of October 3, 2015, the restructuring accrual consists of $1,452 for the 2014 plan, a portion of which is classified as long-term liabilities based on payment arrangements, and $13,094 for the 2015 plan, which is expected to be paid by December 31, 2016.

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
The RSP includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the RSP can acquire our stock at market value. We match 25% of the first 2% of eligible compensation contributed to any investment selection. Shares are allocated and compensation expense is recognized as the employer share match is earned. At October 3, 2015, the participants in the RSP owned 459,928 Class A shares and 1,465,324 Class B shares.
The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans are as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
Change in projected benefit obligation:
Projected benefit obligation at prior year measurement date	$784,203	$678,063	$188,942	$169,980
Service cost	23,635	21,571	6,087	5,533
Interest cost	34,031	33,354	4,814	5,984
Contributions by plan participants	—	—	774	1,014
Actuarial losses	35,064	74,369	4,639	22,702
Foreign currency exchange impact	—	—	(19,149)	(10,237)
Benefits paid from plan assets	(22,612)	(20,032)	(2,186)	(2,697)
Benefits paid by Moog	(2,508)	(1,883)	(2,312)	(2,985)
Other	(822)	(1,239)	(1,498)	(352)
Projected benefit obligation at measurement date	$850,991	$784,203	$180,111	$188,942
Change in plan assets:
Fair value of assets at prior year measurement date	$585,677	$498,918	$120,754	$98,625
Actual return on plan assets	(28,435)	50,630	4,437	11,631
Employer contributions	47,666	59,283	8,208	20,655
Contributions by plan participants	—	—	774	1,014
Benefits paid	(25,120)	(21,915)	(4,498)	(5,682)
Foreign currency exchange impact	—	—	(10,983)	(5,425)
Other	(1,005)	(1,239)	(999)	(64)
Fair value of assets at measurement date	$578,783	$585,677	$117,693	$120,754
Funded status and amount recognized in assets and liabilities	$(272,208)	$(198,526)	$(62,418)	$(68,188)
Amount recognized in assets and liabilities:
Other assets - non-current	$—	$—	$220	$4,191
Accrued and long-term pension liabilities	(272,208)	(198,526)	(62,638)	(72,379)
Amount recognized in assets and liabilities	$(272,208)	$(198,526)	$(62,418)	$(68,188)
Amount recognized in accumulated other comprehensive loss, before taxes:
Prior service cost (credit)	$881	$846	$(737)	$(363)
Actuarial losses	386,759	298,534	38,869	40,254
Amount recognized in accumulated other comprehensive loss, before taxes	$387,640	$299,380	$38,132	$39,891
Our stock included in U.S. plan assets consisted of 149,022 shares of Class A common stock and 1,001,034 shares of Class B common stock. Our funding policy is to contribute at least the amount required by law in the respective countries.

The total accumulated benefit obligation as of the measurement date for all defined benefit pension plans was $941,266 in 2015 and $877,846 in 2014. At the measurement date in 2015, our plans had fair values of plan assets totaling $696,476. At the measurement date in 2015, three of our plans had fair values of plan assets totaling $62,070, which exceeded their accumulated benefit obligations of $54,603. At the measurement date in 2014, three of our plans had fair values of plan assets totaling $78,643, which exceeded their accumulated benefit obligations of $67,423. The following table provides aggregate information for the other pension plans, which have projected benefit obligations or accumulated benefit obligations in excess of plan assets:

	October 3, 2015	September 27, 2014
Projected benefit obligation	$968,848	$895,302
Accumulated benefit obligation	886,663	810,424
Fair value of plan assets	634,406	627,788
Weighted-average assumptions used to determine benefit obligations as of the measurement dates and weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Assumptions for net periodic benefit cost:
Discount rate	4.4%	5.0%	3.7%	3.1%	3.7%	4.0%
Return on assets	8.0%	8.4%	8.6%	4.5%	4.1%	4.5%
Rate of compensation increase	4.1%	4.1%	4.1%	3.0%	2.8%	2.9%
Assumptions for benefit obligations:
Discount rate	4.5%	4.4%	5.0%	3.0%	3.1%	3.6%
Rate of compensation increase	4.1%	4.1%	4.1%	3.0%	2.7%	2.8%
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

In determining our U.S. pension expense for 2015, we assumed an average rate of return on U.S. pension assets of approximately 8.0% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return assumed an average of 60% in equity securities, 30% in fixed income securities and 10% in other securities. In determining our non-U.S. pension expense for 2015, we assumed an average rate of return on non-U.S. pension assets of approximately 4.5% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return assumed an average asset allocation of 40% in equity securities and 60% in fixed income securities.
The weighted average asset allocations by asset category for the pension plans as of October 3, 2015 and September 27, 2014 are as follows:

	U.S. Plans			Non-U.S. Plans
	Target	2015 Actual	2014 Actual	Target	2015 Actual	2014 Actual
Asset category:
Equity	45%-70%	59%	54%	30%-50%	30%	30%
Debt	20%-35%	31%	34%	40%-60%	42%	42%
Real estate and other	10%-20%	10%	12%	10%-30%	28%	28%

The following tables present the consolidated plan assets using the fair value hierarchy, which is described in Note 9 - Fair Value, as of October 3, 2015 and September 27, 2014.

U.S. Plans, October 3, 2015	Level 1	Level 2	Level 3	Total
Shares of registered investment companies:
Non-investment grade	$—	$38,517	$—	$38,517
Real assets	—	35,647	—	35,647
Other	—	78,102	—	78,102
Fixed income funds:
U.S. Government obligations	—	64,441	—	64,441
Corporate and other	—	106,120	—	106,120
Employer securities	62,214	—	—	62,214
Interest in common collective trusts	—	88,870	—	88,870
Money market funds	—	16,887	—	16,887
Limited partnerships	—	—	64,760	64,760
Insurance contracts and other	—	—	23,225	23,225
Fair value	$62,214	$428,584	$87,985	$578,783

Non-U.S. Plans, October 3, 2015	Level 1	Level 2	Level 3	Total
Shares of registered investment companies	$—	$30,294	$—	$30,294
Domestic equity	6,142	209	—	6,351
International equity	8,806	—	—	8,806
Fixed income funds	5,615	35,780	—	41,395
Cash and cash equivalents	252	880	—	1,132
Insurance contracts and other	—	779	28,936	29,715
Fair value	$20,815	$67,942	$28,936	$117,693

U.S. Plans, September 27, 2014	Level 1	Level 2	Level 3	Total
Shares of registered investment companies:
Non-investment grade	$66,201	$—	$—	$66,201
Other	7,442	—	—	7,442
Fixed income funds:
U.S. Government obligations	—	47,275	—	47,275
Corporate and other	—	82,850	—	82,850
Employer securities	78,874	—	—	78,874
Interest in common collective trusts	—	153,183	—	153,183
Money market funds	—	46,135	—	46,135
Limited partnerships	—	—	81,342	81,342
Insurance contracts and other	—	—	22,375	22,375
Fair value	$152,517	$329,443	$103,717	$585,677

Non-U.S. Plans, September 27, 2014	Level 1	Level 2	Level 3	Total
Shares of registered investment companies	$—	$32,819	$—	$32,819
Domestic equity	6,731	195	—	6,926
International equity	8,730	—	—	8,730
Fixed income funds	4,976	35,774	—	40,750
Cash and cash equivalents	85	497	—	582
Insurance contracts and other	—	764	30,183	30,947
Fair value	$20,522	$70,049	$30,183	$120,754
The following is a roll forward of the consolidated plan assets classified as Level 3 within the fair value hierarchy:

	U.S. Plans	Non-U.S. Plans	Total
Balance at September 28, 2013	$92,267	$25,820	$118,087
Return on assets	8,852	4,689	13,541
Purchases from contributions to Plans	14,426	2,086	16,512
Proceeds from sales of investments	(3,511)	—	(3,511)
Settlements paid in cash	(8,317)	(250)	(8,567)
Foreign currency translation	—	(2,162)	(2,162)
Balance at September 27, 2014	103,717	30,183	133,900
Return on assets	849	1,083	1,932
Purchases from contributions to Plans	39,188	3,118	42,306
Proceeds from sales of investments	(54,479)	—	(54,479)
Settlements paid in cash	(1,290)	(1,985)	(3,275)
Foreign currency translation	—	(3,463)	(3,463)
Balance at October 3, 2015	$87,985	$28,936	$116,921

The valuation methodologies used for pension plan assets measured at fair value have been applied consistently. Cash and cash equivalents consist of direct cash holdings and institutional short-term investment vehicles. Direct cash holdings are valued at cost, which approximates fair value. Institutional short-term investment vehicles are valued daily. Investments in U.S. Government obligations are valued by a pricing service based upon closing market prices at year end. Shares of registered investment companies are valued at net asset value of shares held by the plan at year end. Common stocks traded on national exchanges are valued at the last reported sales price. Investments denominated in foreign currencies are translated into U.S. dollars using the last reported exchange rate. Fixed income funds are valued using methods, such as dealer quotes, available trade information, spreads, bids and offers provided by a pricing vendor. Investments in insurance contracts are valued at contract value, which is the fair value of the underlying investment of the insurance company. Securities or other assets for which market quotations are not readily available or for which market quotations do not represent the value at the time of pricing (including certain illiquid securities) are fair valued in accordance with procedures established under the supervision and responsibility of the Custodian of that investment. Such procedures may include the use of independent pricing services or affiliated advisor pricing, which use prices based upon yields or prices of securities of comparable quality, coupon, maturity and type, indications as to values from dealers, operating data and general market conditions.
The following table summarizes investments measured at fair value based on net asset value (NAV) per share as of October 3, 2015:

	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Interest in common collective trusts (1)	$—	Daily, Weekly	0-5 days
Insurance contracts and other (2)	—	Quarterly	90 days
Limited partnerships (3)	12,300	Varies	15-45 days
Total	$12,300

(1)
Interest in common collective trusts consist of pools of investments used by institutional investors to obtain exposure to equity and fixed income markets. Common collective trusts held by us invest primarily in investment grade fixed income securities, common stock and real property assets.

(2)
Insurance contracts and other includes hedge funds held by us, which invest primarily in global equity long and short positions. The primary strategy for the hedge funds is to seek risk-adjusted returns with volatility lower than the broad equity markets primarily through long and short investment opportunities in the global markets.

(3)
Investments in limited partnerships held by us invest primarily in emerging markets, equity and equity related securities. The strategy for the partnerships is to have exposure to certain markets or to securities that are judged to achieve superior earnings growth and/or judged undervalued relative to intrinsic value.

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
Pension expense for all defined benefit plans is as follows:

	U.S. Plans			Non-U.S. Plans
	2015	2014	2013	2015	2014	2013
Service cost	$23,635	$21,571	$26,856	$6,087	$5,533	$4,874
Interest cost	34,031	33,354	28,818	4,814	5,984	5,750
Expected return on plan assets	(47,136)	(43,374)	(41,340)	(5,166)	(4,487)	(3,789)
Amortization of prior service cost (credit)	149	149	8	(70)	(57)	(51)
Amortization of actuarial loss	22,355	16,346	27,604	2,289	1,398	1,589
Settlement loss	54	37	—	77	—	245
Pension expense for defined benefit plans	33,088	28,083	41,946	8,031	8,371	8,618
Expense for the defined contribution plans were $13,621, $13,196 and $11,223 for the U.S. Plans and $6,570, $6,458 and $5,672 for the Non-U.S. Plans for 2015, 2014 and 2013, respectively.
The estimated net prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for pension plans in 2016 are $111 and $28,778, respectively.

Benefits expected to be paid to the participants of the plans are:

	U.S. Plans	Non-U.S. Plans
2016	$27,865	$5,576
2017	31,136	5,564
2018	33,965	5,901
2019	36,625	6,281
2020	39,725	5,938
Five years thereafter	249,182	41,127
We presently anticipate contributing approximately $68,000 to the U.S. plans and $6,700 to the non-U.S. plans in 2016.
We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The transition obligation was fully amortized in 2013. The changes in the accumulated benefit obligation of this unfunded plan for 2015 and 2014 are shown in the following table:

	October 3, 2015	September 27, 2014
Change in Accumulated Postretirement Benefit Obligation (APBO):
APBO at prior year measurement date	$15,331	$14,370
Service cost	226	225
Interest cost	576	624
Contributions by plan participants	2,228	1,725
Benefits paid	(2,795)	(2,513)
Actuarial losses (gains)	(3,034)	900
APBO at measurement date	$12,532	$15,331
Funded status	$(12,532)	$(15,331)
Accrued postretirement benefit liability	$12,532	$15,331
Amount recognized in accumulated other comprehensive loss, before taxes:
Actuarial losses (gains)	5,232	(2,303)
Amount recognized in accumulated other comprehensive loss, before taxes	$5,232	$(2,303)
The cost of the postretirement benefit plan is as follows:

	2015	2014	2013
Service cost	$226	$225	$292
Interest cost	576	624	549
Amortization of transition obligation	—	—	361
Amortization of actuarial gain	(106)	(261)	—
Net periodic postretirement benefit cost	$696	$588	$1,202
As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 3.9% in 2015, 3.9% in 2014 and 4.5% in 2013. As of the measurement date, the assumed discount rate used in the accounting for the net periodic postretirement benefit cost was 4.5% in 2015, 4.5% in 2014 and 3.3% in 2013.

For measurement purposes, a 7.0%, 6.7% and 7.2% annual per capita rate of increase of medical and drug costs before age 65, medical costs after age 65 and drug costs after age 65, respectively, were assumed for 2016, all gradually decreasing to 4.5% for 2028 and years thereafter. A one percentage point increase in this rate would increase our accumulated postretirement benefit obligation as of the measurement date in 2015 by $384, while a one percentage point decrease in this rate would decrease our accumulated postretirement benefit obligation by $359. There would be no material effect on the total service cost and interest cost components of the net periodic postretirement benefit cost given a one percentage point increase or decrease in this rate.
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $13,188, $22,030 and $14,950 in 2015, 2014 and 2013, respectively.

Note 12 - Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2015	2014	2013
Earnings before income taxes:
Domestic	$79,839	$107,395	$83,962
Foreign	104,132	111,716	80,559
Eliminations	(137)	(188)	485
Total	$183,834	$218,923	$165,006
Federal statutory income tax rate	35.0%	35.0%	35.0%
Computed expected tax expense	$64,342	$76,623	$57,752
Increase (decrease) in income taxes resulting from:
R&D tax credits	(3,046)	(1,105)	(3,271)
Foreign tax rates	(10,759)	(13,034)	(10,726)
Export and manufacturing incentives	(1,323)	(1,803)	(3,400)
State taxes, net of federal benefit	1,534	2,236	1,921
Change in valuation allowance for deferred taxes	2,003	1,477	2,231
Change in enacted tax rates	(590)	(1,160)	—
Other	(210)	(2,509)	2
Income taxes	$51,951	$60,725	$44,509
Effective income tax rate	28.3%	27.7%	27.0%
At October 3, 2015, various subsidiaries had tax benefit carryforwards totaling $36,936. Some of these tax benefit carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries. The change in the valuation allowance relates to tax benefit carryforwards reflecting recent and projected financial performance, tax planning strategies and statutory tax carryforward periods.
No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($860,229 at October 3, 2015) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the U.S.
The components of income taxes are as follows:

	2015	2014	2013
Current:
Federal	$12,065	$25,325	$29,345
Foreign	25,844	28,074	18,835
State	1,051	2,305	4,545
Total current	38,960	55,704	52,725
Deferred:
Federal	10,800	5,034	(7,542)
Foreign	882	(1,148)	914
State	1,309	1,135	(1,588)
Total deferred	12,991	5,021	(8,216)
Income taxes	$51,951	$60,725	$44,509

Realization of deferred tax assets is dependent, in part, upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making its assessment of the recoverability of deferred tax assets.
The tax effects of temporary differences that generated deferred tax assets and liabilities are as follows:

	October 3, 2015	September 27, 2014
Deferred tax assets:
Benefit accruals	$210,241	$189,420
Inventory reserves	32,948	31,270
Tax benefit carryforwards	11,304	13,256
Contract loss reserves not currently deductible	9,049	9,943
Other accrued expenses	17,676	18,849
Total gross deferred tax assets	281,218	262,738
Less valuation allowance	(6,642)	(5,316)
Total net deferred tax assets	274,576	257,422
Deferred tax liabilities:
Differences in bases and depreciation of property, plant and equipment	162,661	164,817
Pension	70,273	70,124
Other	—	486
Total gross deferred tax liabilities	232,934	235,427
Net deferred tax assets	$41,642	$21,995
Net deferred tax assets and liabilities are included in the balance sheet as follows:

	October 3, 2015	September 27, 2014
Current assets	$91,210	$92,390
Other assets	11,158	14,083
Other accrued liabilities	(517)	(547)
Long-term liabilities	(60,209)	(83,931)
Net deferred tax assets	$41,642	$21,995
We have unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	October 3, 2015	September 27, 2014
Balance at beginning of year	$1,793	$1,533
Increases as a result of tax positions for prior years	—	338
Reductions as a result of lapse of statute of limitations	(609)	—
Settlement of tax positions	—	(78)
Balance at end of year	$1,184	$1,793
We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011. The statute of limitations in several jurisdictions will expire in the next twelve months and we will have $700 of unrecognized tax benefits recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
 We record interest and penalties related to unrecognized tax benefits in income tax expense. We had accrued interest and penalties of $1,019 and $1,699 at October 3, 2015 and September 27, 2014, respectively. We expensed interest of $208 and $348 for 2015 and 2014, respectively.

Note 13 - Shareholders’ Equity
Class A and Class B common stock share equally in our earnings and are identical with certain exceptions. Other than on matters relating to the election of directors or as required by law where the holders of Class A and Class B shares vote as separate classes, Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 11,087 in 2015, 14,471 in 2014 and 37,936 in 2013.
Class A shares reserved for issuance at October 3, 2015 are as follows:

Shares
Conversion of Class B to Class A shares	7,641,095
2014 Long Term Incentive Plan	2,000,000
2008 Stock Appreciation Rights Plan	1,373,544
2003 Stock Option Plan	255,883
Class A shares reserved for issuance	11,270,522
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

Note 14 - Equity-Based Compensation
We have equity-based compensation plans that authorize the issuance of equity-based awards for shares of Class A and Class B common stock to directors, officers and key employees. Equity-based compensation grants are designed to reward long-term contributions to Moog and provide incentives for recipients to remain with Moog.
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

	2015	2014	2013
Expected volatility	24% - 38%	29% - 39%	34% - 40%
Risk-free rate	.9% - 1.9%	.7% - 2.0%	.4% - 1.1%
Expected dividends	—%	—%	—%
Expected term	3-7 years	3-7 years	3-7 years
Weighted-average fair value of awards granted	$28.71	$23.74	$14.10
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
On January 7, 2015, shareholders approved the 2014 Long Term Incentive Plan. The 2014 Long Term Incentive Plan authorizes the issuance of a total of 2,000,000 shares of either Class A or Class B common stock. The 2014 Long Term Incentive Plan is intended to provide a flexible framework that permits the development and implementation of a variety of stock-based programs that base awards on key performance metrics as well as align our long term incentive compensation with our peers and shareholder interests.
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
The 2003 Stock Option Plan (2003 Plan) authorizes the issuance of options for 1,350,000 shares of Class A common stock. The 1998 Stock Option Plan (1998 Plan) authorizes the issuance of options for 2,025,000 shares of Class A common stock. Under the terms of the plans, options may be either incentive or non-qualified. Options outstanding as of October 3, 2015 consisted of both incentive options and non-qualified options. The exercise price, determined by a committee of the Board of Directors, may not be less than the fair market value of the Class A common stock on the grant date. Options become exercisable over periods not exceeding ten years.

Options and SARs are as follows:

1998 Stock Option Plan	Stock Options/SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 29, 2012	157,861	15.45
Exercised in 2013	(107,237)	13.42
Outstanding at September 28, 2013	50,624	19.74
Exercised in 2014	(50,624)	19.74
Outstanding at September 27, 2014	—	$—	0 years	$—

2003 Stock Option Plan
Outstanding at September 29, 2012	1,104,334	$33.05
Exercised in 2013	(341,822)	30.20
Expired in 2013	(20,250)	42.45
Outstanding at September 28, 2013	742,262	34.11
Exercised in 2014	(139,974)	32.22
Outstanding at September 27, 2014	602,288	34.55
Exercised in 2015	(346,405)	32.89
Outstanding at October 3, 2015	255,883	$36.81	1.3 years	$4,530
Exercisable at October 3, 2015	189,305	$38.68	1.6 years	$2,997

Total Stock Option Plans
Outstanding at October 3, 2015	255,883	$36.81
Exercisable at October 3, 2015	189,305	$38.68

2008 Stock Appreciation Rights Plan
Outstanding at September 29, 2012	1,468,165	$36.43
Granted in 2013	460,791	36.41
Exercised in 2013	(235,715)	33.71
Outstanding at September 28, 2013	1,693,241	36.80
Granted in 2014	233,000	61.69
Exercised in 2014	(298,213)	35.66
Forfeited in 2014	(4,000)	39.12
Outstanding at September 27, 2014	1,624,028	40.57
Granted in 2015	192,000	74.38
Exercised in 2015	(403,653)	37.57
Expired in 2015	(668)	61.69
Forfeited in 2015	(38,163)	50.30
Outstanding at October 3, 2015	1,373,544	$45.90	6.3 years	$17,017
Exercisable at October 3, 2015	956,523	$39.63	5.5 years	$14,916
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on our closing price of Class A common stock of $54.51 as of October 3, 2015. That value would have been effectively received by the option and SAR holders had all option and SAR holders exercised their options and SARs as of that date.

The intrinsic value of awards exercised and fair value of awards vested are as follows:

	2015	2014	2013
1998 Stock Option Plan
Intrinsic value of options exercised	$—	$2,134	$2,585
Total fair value of options vested	$—	$28	$27
2003 Stock Option Plan
Intrinsic value of options exercised	$14,205	$4,843	$6,199
Total fair value of options vested	$981	$981	$399
2008 Stock Appreciation Rights Plan
Intrinsic value of SARs exercised	$14,566	$9,534	$3,368
Total fair value of SARs vested	$5,424	$7,633	$5,199
As of October 3, 2015, total unvested compensation expense associated with stock options amounted to $40 and will be recognized over a weighted-average period of one year, and total unvested compensation expense associated with SARs amounted to $2,080 and will be recognized over a weighted-average period of two years.
Note 15 - Stock Employee Compensation Trust and Supplemental Retirement Plan Trust
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
Note 16 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, net of tax, by component are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCI at September 28, 2013	$40,572	$(173,695)	$(1,035)	$(134,158)
Other comprehensive loss before reclassifications	(31,318)	(52,275)	(1,377)	(84,970)
Amounts reclassified from AOCI	—	10,986	1,304	12,290
Other comprehensive loss	(31,318)	(41,289)	(73)	(72,680)
AOCI at September 27, 2014	9,254	(214,984)	(1,108)	(206,838)
Other comprehensive loss before reclassifications	(82,042)	(67,432)	(2,848)	(152,322)
Amounts reclassified from AOCI	—	15,506	1,919	17,425
Other comprehensive loss	(82,042)	(51,926)	(929)	(134,897)
AOCI at October 3, 2015	$(72,788)	$(266,910)	$(2,037)	$(341,735)

The amounts reclassified from AOCI into earnings are as follows:

	Statement of earnings classification	2015	2014
Retirement liability:
Prior service cost (credit)		$98	$(79)
Actuarial losses		24,457	17,479
Reclassification from AOCI into earnings		24,555	17,400
Tax effect		(9,049)	(6,414)
Net reclassification from AOCI into earnings		$15,506	$10,986
Derivatives:
Foreign currency forwards	Sales	$233	$(192)
Foreign currency forwards	Cost of sales	1,333	1,751
Interest rate swaps	Interest	1,378	655
Reclassification from AOCI into earnings		2,944	2,214
Tax effect		(1,025)	(910)
Net reclassification from AOCI into earnings		$1,919	$1,304
The amounts deferred in AOCI are as follows:

	Statement of earnings classification	Net deferral in AOCI - effective portion
		2015	2014
Retirement liability:
Net actuarial loss during period		$(109,148)	$(81,288)
Tax effect		41,716	29,013
Net deferral in AOCI of retirement liability		$(67,432)	$(52,275)
Derivatives:
Foreign currency forwards	Sales	$(386)	$3
Foreign currency forwards	Cost of sales	(1,527)	(1,797)
Interest rate swaps	Interest	(2,431)	(422)
Net loss		(4,344)	(2,216)
Tax effect		1,496	839
Net deferral in AOCI of derivatives		$(2,848)	$(1,377)

Note 17 - Segments
During 2015, we made a change to our segment reporting. Components now includes the sensor and handpieces product line, which we previously included in the Medical Devices segment. This product line consists of manufactured ultrasonic and optical sensors as well as surgical handpieces distributed to medical OEMs. Since the customer base is different from the sale of medical pumps directly to end users, the chief operating decision maker is now reviewing performance and assessing the allocation of resources of this product line as part of the Components segment. Sales of sensors and handpieces were $25,079, $24,763 and $23,144 in 2015, 2014 and 2013, respectively. All amounts, including goodwill, have been restated to present sensors and handpieces within Components. Goodwill was allocated based on the relative fair value of the sensor and handpieces business compared to the Medical Devices segment prior to its transfer to Components.
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
Aftermarket sales, which represented 30%, 32% and 32% of 2015, 2014 and 2013 sales, respectively, for this segment consist of the maintenance, repair, overhaul and parts supply for both military and commercial aircraft. Further, we sell spare parts and line replaceable units to both military and commercial customers that they store throughout the world in order to minimize down time.
Space and Defense Controls. We provide controls for satellites, space vehicles, launch vehicles, armored combat vehicles, tactical and strategic missiles, security and surveillance and other defense applications.
Within our space market, we design, manufacture and integrate commercial and military satellite positioning controls. These propulsion and actuation systems and the components control attitude, orbit insertion, solar panels and antennas. We also design, manufacture and integrate steering and propulsion controls for space launch vehicles, such as the Atlas, Delta and Ariane platforms. Additionally, we design and manufacture spaceflight electronics and software. We are also developing new control products and systems for a variety of programs related to manned spaceflight including: NASA's new Space Launch System, Multi-Purpose Crew Vehicle and Soft Capture System.
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
In the industrial automation market, we design manufacture and integrate systems for industrial automation customers for applications in injection and blow molding machinery, metal forming presses and heavy industry customers in steel and aluminum production. Our systems allow for precise controls of critical parameters in the industrial manufacturing processes, using both hydraulic and electric technology. Other industrial automation markets we serve include material handling and paper and lumber mills.
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
Our Components’ segment's other product lines include electromechanical actuators for military, aerospace and commercial applications, fiber optic modems that provide electrical-to-optical conversion of communication and data signals, avionic instrumentation, subsea navigation and control systems, acoustic sensors and sonars for energy and marine applications including remotely-operated underwater vehicles, optical switches and resolvers, ultrasonic and optical sensors and surgical hand pieces used in medical applications.
Medical Devices. Our Medical Devices segment operates within two areas: infusion therapy and enteral clinical nutrition.
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

Segment information and reconciliations to consolidated amounts are as follows:

	2015	2014	2013
Net sales:
Aircraft Controls	$1,086,547	$1,117,656	$1,059,587
Space and Defense Controls	381,444	394,505	395,945
Industrial Systems	521,505	590,971	592,112
Components	437,468	449,891	438,572
Medical Devices	98,568	95,362	124,095
Net sales	$2,525,532	$2,648,385	$2,610,311
Operating profit (loss):
Aircraft Controls	$100,006	$115,726	$126,751
Space and Defense Controls	33,236	26,119	25,350
Industrial Systems	45,021	58,108	42,254
Components	58,693	72,768	74,425
Medical Devices	8,557	2,996	(41,236)
Total operating profit	245,513	275,717	227,544
Deductions from operating profit:
Interest expense	28,967	12,513	26,962
Equity-based compensation expense	5,074	7,189	6,620
Corporate and other expenses, net	27,638	37,092	28,956
Earnings before income taxes	$183,834	$218,923	$165,006
Depreciation and amortization:
Aircraft Controls	$51,385	$49,021	$45,547
Space and Defense Controls	14,054	15,735	15,470
Industrial Systems	20,731	23,170	22,703
Components	11,438	13,638	12,833
Medical Devices	5,138	5,829	9,171
Corporate	863	1,866	2,349
Total depreciation and amortization	$103,609	$109,259	$108,073
Identifiable assets:
Aircraft Controls	$1,220,814	$1,257,099	$1,268,753
Space and Defense Controls	440,439	480,806	514,260
Industrial Systems	591,367	648,580	675,115
Components	484,036	520,211	515,243
Medical Devices	123,400	137,116	160,847
Corporate	226,415	164,640	102,877
Total assets	$3,086,471	$3,208,452	$3,237,095

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.

	2015	2014	2013
Capital expenditures:
Aircraft Controls	$47,389	$45,243	$49,859
Space and Defense Controls	9,022	8,992	14,401
Industrial Systems	15,371	12,459	14,230
Components	7,016	9,018	8,166
Medical Devices	1,355	2,798	3,659
Corporate	540	261	2,859
Total capital expenditures	$80,693	$78,771	$93,174

Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2015	2014	2013
Net sales:
United States	$1,413,877	$1,485,556	$1,498,671
Germany	199,351	205,005	199,800
Japan	156,999	180,026	148,770
United Kingdom	97,359	133,777	123,004
Other	657,946	644,021	640,066
Net sales	$2,525,532	$2,648,385	$2,610,311
Property, plant and equipment, net:
United States	$307,874	$312,790	$322,282
United Kingdom	77,949	74,111	62,105
Philippines	68,101	72,602	75,087
Other	82,832	95,845	102,889
Property, plant and equipment, net	$536,756	$555,348	$562,363
Sales to Boeing were $399,082, $431,148 and $366,972, or 16%, 16% and 14% of sales, in 2015, 2014 and 2013, respectively, including sales to Boeing Commercial Airplanes of $240,984, $243,114 and $195,100 in 2015, 2014 and 2013, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing, were $780,259, $763,004 and $807,728 in 2015, 2014 and 2013, respectively. Sales to Boeing and the U.S. Government and its prime- or sub-contractors are made primarily from our Aircraft Controls and Space and Defense Controls segments.

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
We lease certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $27,764 in 2015, $26,238 in 2014 and $28,070 in 2013. Future minimum rental payments required under non-cancellable operating leases are $21,169 in 2016, $18,959 in 2017, $16,395 in 2018, $13,894 in 2019, $10,129 in 2020 and $46,009 thereafter.
We are contingently liable for $16,773 of standby letters of credit issued by a bank to third parties on our behalf at October 3, 2015. Purchase commitments outstanding at October 3, 2015 are $605,316, including $19,627 for property, plant and equipment.
Note 19 - Quarterly Data - Unaudited

2015	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Net sales	$630,523	$637,246	$634,539	$623,224	$2,525,532
Gross profit	183,918	173,550	190,576	188,660	736,704
Net earnings	35,265	32,093	36,331	28,194	131,883
Net earnings per share:
Basic	$0.87	$0.81	$0.95	$0.76	$3.39
Diluted	$0.86	$0.80	$0.94	$0.75	$3.35

2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Net sales	$643,385	$649,878	$683,698	$671,424	$2,648,385
Gross profit	199,309	196,818	202,267	199,182	797,576
Net earnings	32,097	37,725	48,122	40,254	158,198
Net earnings per share:
Basic	$0.71	$0.83	$1.09	$0.94	$3.57
Diluted	$0.70	$0.82	$1.08	$0.93	$3.52
Note: Quarterly amounts may not add to the total due to rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Moog Inc.

We have audited the accompanying consolidated balance sheets of Moog Inc. as of October 3, 2015 and September 27, 2014, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended October 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moog Inc. at October 3, 2015 and September 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Moog Inc.’s internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
November 16, 2015

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 3, 2015 based upon the framework in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of October 3, 2015.
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
Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Moog Inc.

We have audited Moog Inc.’s internal control over financial reporting as of October 3, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Moog Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Moog Inc. maintained, in all material respects, effective internal control over financial reporting as of October 3, 2015 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Moog Inc. as of October 3, 2015 and September 27, 2014, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended October 3, 2015 of Moog Inc. and our report dated November 16, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
November 16, 2015

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
The information required herein with respect to our directors and certain information required herein with respect to our executive officers is incorporated by reference to the 2015 Proxy. Other information required herein is included in Item 1, Business, under “Executive Officers of the Registrant” of this report.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at 716-652-2000.

Item 11.	Executive Compensation.
The information required herein is incorporated by reference to the 2015 Proxy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required herein is incorporated by reference to the 2015 Proxy.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required herein is incorporated by reference to the 2015 Proxy.

Item 14.	Principal Accountant Fees and Services.
The information required herein is incorporated by reference to the 2015 Proxy.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
Documents filed as part of this report:

1	Financial Statements
Consolidated Statements of Earnings
Consolidated Statements of Comprehensive Income (Loss)
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
(a)
Form of Indenture between Moog Inc. and MUFG Union Bank, N.A. as Trustee, dated November 21, 2014, relating to the 5.25% Senior Notes due 2022, incorporated by reference to exhibit 4.1 of our report on Form 8-K dated November 21, 2014.

(9)	Voting trust agreement.
	(a)	Agreement as to Voting, effective November 30, 1983, incorporated by reference to exhibit 9A of our report on Form 10-K for the year ended September 27, 2014.
(10)	Material contracts.
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

(d)
Seventh Amendment to the Receivables Purchase Agreement, dated February 10, 2015, by and among Moog Receivables LLC, as Seller, Moog Inc. as Servicer, Market Street Funding LLC, as Issuer and PNC Bank, National Association, as Administrator, incorporated by reference to exhibit 10.1 on Form 8-K dated February 10, 2015.

(e)
Fourth Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association, Manufacturers and Traders Trust Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated as of March 28, 2013, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated April 1, 2013.

	(f)	Amendment No. 1 dated as of May 22, 2014, to the Fourth Amended and Restated Loan Agreement, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated May 22, 2014.
Management contracts or compensatory plan or arrangement.
	(g)	1998 Stock Option Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on January 5, 1998.
	(h)	2003 Stock Option Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on January 9, 2003.
(i)
Forms of Stock Option Agreements under the 1998 Stock Option Plan and 2003 Stock Option Plan, incorporated by reference to exhibit 10.12 of our report on Form 10-K for the year ended September 25, 2004.

	(j)	2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on December 10, 2007.
(k)
Form of Stock Appreciation Rights Award Agreement under 2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit 10.14 of our report on Form 10-K for the year ended September 27, 2008.

	(l)	First Amendment to the Moog Inc. 2008 Stock Appreciation Rights Plan, incorporated by reference to Appendix A of definitive proxy statement filed under Schedule 14A on December 13, 2012.

(m)	Second Amendment to the Moog Inc. 2008 Stock Appreciation Rights Plan, incorporated by reference to Item 8.01 on Form 8-K dated December 26, 2012.
(n)	2014 Long Term Incentive Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on December 12, 2014.
(o)
Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, incorporated by reference to exhibit 10(vii) of our report on Form 10-K for the year ended September 25, 1999.

(p)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of our report on Form 10-K for the year ended September 28, 2002.
(q)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated November 30, 2004.
(r)	Description of Management Profit Sharing Program, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended July 2, 2011.
(s)
Supplemental Retirement Plan, as amended and restated, effective January 1, 2013, as amended May 8, 2013, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended January 3, 2015.

(t)	Amendment No. 1 to the Supplemental Retirement Plan, dated July 28, 2015, effective July 31, 2015, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated July 31, 2015.
Other material contracts.
(u)
Moog Inc. Stock Employee Compensation Trust Agreement amended and restated as of August 13, 2014, incorporated by reference to exhibit 10.2 of our report on Form 10-Q for the quarter ended January 3, 2015.

(v)	Moog Inc. Supplemental Retirement Plan Trust, as amended and restated, effective January 1, 2015, incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended April 4, 2015.
All of the exhibits listed above have been filed under Moog Inc., Securities and Exchange Commission file number 1-05129.

(21)
Our subsidiaries. (All of which are wholly owned by the Corporation, directly or indirectly, unless otherwise noted.) The names of indirectly owned subsidiaries are indented under the names of their respective parent corporations.

Name	State/Country of Incorporation
Animatics GmbH	Germany
Bradford Engineering B.V.	Netherlands
Broad Reach Engineering Company	Delaware
Octant Technologies Inc.	California
Curlin Medical Inc.	Delaware
Moog MDG SRL	Costa Rica
Viltechmeda UAB	Lithuania
ZEVEX, Inc.	Delaware
Harmonic Linear Drives Ltd. (75% owned by Moog Inc.)	England and Wales
Ingenieurburo Pieper GmbH	Germany
Moog Asset Management LLC	Delaware
Moog Australia Pty., Ltd.	Australia
Moog do Brasil Controles Ltda.	Brazil
Moog Controls Corp.	Ohio
Moog Controls Hong Kong Ltd.	Hong Kong
Moog Control Systems (Shanghai) Co., Ltd.	People's Republic of China
Moog Industrial Controls (Shanghai) Co., Ltd.	People's Republic of China
Moog Controls (India) Pvt. Ltd.	India
Moog Controls Ltd.	United Kingdom
Moog Fernau Ltd.	United Kingdom
Moog Components Group Limited	United Kingdom
Tritech Holdings Limited	United Kingdom
Tritech International Limited	United Kingdom
Tritech do Brasil Servicos E Equipamentos Submarinos Limitada	Brazil
Moog Norden AB	Sweden
Moog OY	Finland
Moog Wolverhampton Limited	United Kingdom
Moog Europe Holdings Luxembourg SCS	Luxembourg
Focal Technologies Corporation	Nova Scotia
Moog Holding GmbH & Co. KG	Germany
Insensys Holdings Ltd.	United Kingdom
Moog Insensys Limited	United Kingdom
Moog B.V.	Netherlands
Moog GmbH	Germany
Moog Italiana S.r.l.	Italy
Moog Luxembourg S.A.R.L.	Luxembourg
Moog Unna GmbH	Germany
Moog Control Equipment (Shanghai) Co. Ltd.	People's Republic of China
Obshestwo s Ogranizennoi Otwetstwennostju MOOG	Russia
Moog Luxembourg Finance S.A.R.L.	Luxembourg
Moog International Financial Services Center S.a.r.l.	Luxembourg
Moog Verwaltungs GmbH	Germany
Moog Holdings Ltd.	Ireland
Moog Dublin Ltd.	Ireland
Moog UK Cheltenham Ltd.	United Kingdom
Moog Ireland Limited	Ireland
Moog Japan Ltd.	Japan
Moog Korea Ltd.	South Korea
Moog Receivables LLC	Delaware
Moog S.A.R.L. (95% owned by Moog Inc.; 5% owned by Moog GmbH)	France
Moog Singapore Pte. Ltd.	Singapore
Moog India Technology Center Pvt. Ltd.	India
Moog Motion Controls Private Limited	India
Moog Techtron Corp.	Florida
Moog UK Westcott Ltd.	United Kingdom

(23)	Consent of Ernst & Young LLP. (Filed herewith)

(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(101)	Interactive Data Files (submitted electronically herewith)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
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

Inc.
Valuation and Qualifying Accounts - Fiscal Years 2013, 2014 and 2015

(dollars in thousands)						Schedule II
		Additions			Foreign
	Balance at	charged to			exchange	Balance
	beginning	costs and			impact	at end
Description	of year	expenses	Deductions	Acquisitions	and other	of year
Fiscal year ended September 28, 2013
Contract loss reserves	$48,428	$38,717	$43,567	$638	$12	$44,228
Allowance for doubtful accounts	5,754	1,779	3,006	—	(28)	4,499
Reserve for inventory valuation	96,519	13,848	15,735	—	(186)	94,446
Deferred tax valuation allowance	1,746	2,959	708	—	9	4,006
Fiscal year ended September 27, 2014
Contract loss reserves	$44,228	$35,692	$43,909	$—	$(27)	$35,984
Allowance for doubtful accounts	4,499	3,192	3,248	—	(102)	4,341
Reserve for inventory valuation	94,446	17,791	12,114	—	(1,576)	98,547
Deferred tax valuation allowance	4,006	1,585	108	—	(167)	5,316
Fiscal year ended October 3, 2015
Contract loss reserves	$35,984	$24,073	$29,120	$—	$(515)	$30,422
Allowance for doubtful accounts	4,341	2,889	1,624	—	(320)	5,286
Reserve for inventory valuation	98,547	21,117	17,652	—	(2,216)	99,796
Deferred tax valuation allowance	5,316	2,006	15	—	(665)	6,642

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

By	/s/ JOHN R. SCANNELL
John R. Scannell
Chief Executive Officer
Date: November 16, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 16, 2015.

/s/ JOHN R. SCANNELL	/s/ WILLIAM G. GISEL, JR.
John R. Scannell	William G. Gisel, Jr.
Chairman of the Board and Director	Director
Chief Executive Officer
(Principal Executive Officer)

/s/ DONALD R. FISHBACK	/s/ PETER J. GUNDERMANN
Donald R. Fishback	Peter J. Gundermann
Director	Director
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ JENNIFER WALTER	/s/ KRAIG H. KAYSER
Jennifer Walter	Kraig H. Kayser
Controller	Director
(Principal Accounting Officer)

/s/ RICHARD A. AUBRECHT	/s/ R. BRADLEY LAWRENCE
Richard A. Aubrecht	R. Bradley Lawrence
Director	Director

/s/ ROBERT H. MASKREY	/s/ BRIAN J. LIPKE
Robert H. Maskrey	Brian J. Lipke
Director	Director