Form 10-Q
period 2016-01-02
MOOG INC.
filed 2016-02-01
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2016

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of January 26, 2016 was:
Class A common stock, $1.00 par value, 33,364,542 shares
Class B common stock, $1.00 par value, 3,363,623 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	January 2, 2016	October 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$323,318	$309,853
Receivables	690,876	698,419
Inventories	501,653	493,360
Deferred income taxes	91,225	91,210
Prepaid expenses and other current assets	37,933	34,653
Total current assets	1,645,005	1,627,495
Property, plant and equipment, net of accumulated depreciation of $680,860 and $677,168, respectively	535,393	536,756
Goodwill	752,791	737,212
Intangible assets, net	143,048	143,723
Other assets	40,603	41,285
Total assets	$3,116,840	$3,086,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,363	$83
Current installments of long-term debt	443	34
Accounts payable	147,971	165,973
Accrued salaries, wages and commissions	115,457	125,270
Customer advances	166,491	167,423
Contract loss reserves	29,724	30,422
Other accrued liabilities	106,740	116,300
Total current liabilities	568,189	605,505
Long-term debt, excluding current installments	1,130,569	1,075,067
Long-term pension and retirement obligations	333,441	348,239
Deferred income taxes	69,136	60,209
Other long-term liabilities	3,363	2,919
Total liabilities	2,104,698	2,091,939
Commitments and contingencies (Note 17)	—	—
Redeemable noncontrolling interest	9,106	—
Shareholders’ equity
Common stock	51,280	51,280
Other shareholders' equity	951,756	943,252
Total shareholders’ equity	1,003,036	994,532
Total liabilities and shareholders’ equity	$3,116,840	$3,086,471
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	January 2, 2016	January 3, 2015
Net sales	$568,457	$630,523
Cost of sales	406,997	446,605
Gross profit	161,460	183,918
Research and development	34,798	31,321
Selling, general and administrative	82,994	97,827
Interest	8,322	5,368
Restructuring	273	—
Other	(582)	(36)
Earnings before income taxes	35,655	49,438
Income taxes	9,495	14,173
Net earnings attributable to common shareholders and noncontrolling interest	$26,160	$35,265

Net earnings (loss) attributable to noncontrolling interest	(81)	—

Net earnings attributable to common shareholders	$26,241	$35,265

Net earnings per share attributable to common shareholders
Basic	$0.71	$0.87
Diluted	$0.71	$0.86

Average common shares outstanding
Basic	36,713,949	40,594,886
Diluted	37,028,331	41,080,179
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(dollars in thousands)	January 2, 2016	January 3, 2015
Net earnings attributable to common shareholders and noncontrolling interest	$26,160	$35,265
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(23,199)	(42,906)
Retirement liability adjustment	5,332	5,574
Change in accumulated loss on derivatives	438	250
Other comprehensive income (loss), net of tax	(17,429)	(37,082)
Comprehensive income (loss)	$8,731	$(1,817)
Comprehensive income (loss) attributable to noncontrolling interest	(81)	—
Comprehensive income (loss) attributable to common shareholders	$8,812	$(1,817)
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
(dollars in thousands)	January 2, 2016	January 3, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings attributable to common shareholders and noncontrolling interest	$26,160	$35,265
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	19,208	19,833
Amortization	5,877	6,741
Deferred income taxes	3,532	6,713
Equity-based compensation expense	936	3,398
Other	804	1,111
Changes in assets and liabilities providing (using) cash:
Receivables	5,221	62,772
Inventories	(11,131)	(15,381)
Accounts payable	(22,522)	(6,528)
Customer advances	(498)	(1,019)
Accrued expenses	(17,114)	(35,922)
Accrued income taxes	(2,685)	(3,060)
Net pension and post retirement liabilities	(5,709)	970
Other assets and liabilities	(2,534)	3,580
Net cash provided (used) by operating activities	(455)	78,473
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(11,016)	—
Purchase of property, plant and equipment	(12,305)	(20,160)
Other investing transactions	1,021	71
Net cash used by investing activities	(22,300)	(20,089)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term repayments	—	(3,236)
Proceeds from revolving lines of credit	148,605	123,170
Payments on revolving lines of credit	(93,605)	(337,170)
Payments on long-term debt	(9,540)	(5,234)
Proceeds from senior notes, net of issuance costs	—	294,718
Proceeds from sale of treasury stock	2,230	9,951
Purchase of outstanding shares for treasury	(3,034)	(122,443)
Purchase of stock held by SECT	(1,020)	(4,460)
Excess tax benefits from equity-based payment arrangements	580	4,855
Net cash provided (used) by financing activities	44,216	(39,849)
Effect of exchange rate changes on cash	(7,996)	(9,587)
Increase in cash and cash equivalents	13,465	8,948
Cash and cash equivalents at beginning of period	309,853	231,292
Cash and cash equivalents at end of period	$323,318	$240,240
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Three Months Ended January 2, 2016
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended January 2, 2016 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 3, 2015. All references to years in these financial statements are to fiscal years.
Recent Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU is intended to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The provisions of this ASU are effective for fiscal years beginning after December 15, 2014 and interim periods within those fiscal years. We adopted this amendment in the first quarter of 2016. The adoption of this standard did not have a material impact on our financial statements.
Note 2 - Acquisition and Divestiture
In 2016, we acquired a 70% ownership in Linear Mold and Engineering, a Livonia, Michigan-based company providing engineering, manufacturing and production consulting services to customers across a wide range of industries, including aerospace, defense, energy and industrial. The purchase price, net of acquired cash, was $25,751 consisting of $11,016 in cash, issuance of a $1,280 unsecured note, assumption of $10,455 of debt and contingent consideration with an initial fair value of $3,000. The acquisition also includes a redeemable noncontrolling interest in the remaining 30%, which is exercisable beginning three years from the date of acquisition. This acquisition is included in of our Aircraft Controls segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.
In 2015, we sold the Rochester, New York and Erie, Pennsylvania life sciences operations of our Medical Devices segment for $2,988 in cash.

Note 3 - Receivables
Receivables consist of:

	January 2, 2016	October 3, 2015
Accounts receivable	$297,578	$291,188
Long-term contract receivables:
Amounts billed	98,872	113,565
Unbilled recoverable costs and accrued profits	284,048	286,395
Total long-term contract receivables	382,920	399,960
Other	15,626	12,557
Total receivables	696,124	703,705
Less allowance for doubtful accounts	(5,248)	(5,286)
Receivables	$690,876	$698,419
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
Note 4 - Inventories
Inventories, net of reserves, consist of:

	January 2, 2016	October 3, 2015
Raw materials and purchased parts	$192,094	$188,843
Work in progress	242,663	243,373
Finished goods	66,896	61,144
Inventories	$501,653	$493,360
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of January 2, 2016 or October 3, 2015.

Note 5 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Medical Devices	Total
Balance at October 3, 2015	$188,525	$158,213	$110,843	$217,763	$61,868	$737,212
Acquisitions	21,306	—	—	—	—	21,306
Foreign currency translation	(1,713)	(334)	(3,841)	466	(305)	(5,727)
Balance at January 2, 2016	$208,118	$157,879	$107,002	$218,229	$61,563	$752,791
Goodwill at January 2, 2016, in our Medical Devices reporting unit, is net of a $38,200 accumulated impairment loss. Certain factors, including industry conditions and the future profitability of our business, might have a negative impact on the carrying value of our goodwill and we may incur additional goodwill impairment charges.
The components of intangible assets are as follows:

		January 2, 2016		October 3, 2015
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$175,569	$(112,210)	$171,779	$(110,697)
Program-related	18	74,004	(27,962)	75,720	(27,463)
Technology-related	9	72,789	(50,468)	73,299	(49,723)
Marketing-related	9	27,079	(17,101)	25,997	(16,648)
Other	9	4,623	(3,275)	4,772	(3,313)
Intangible assets	12	$354,064	$(211,016)	$351,567	$(207,844)
Substantially all acquired intangible assets other than goodwill are being amortized. Customer-related intangible assets primarily consist of customer relationships. Program-related intangible assets consist of long-term programs represented by current contracts and probable follow on work. Technology-related intangible assets primarily consist of technology, patents, intellectual property and software. Marketing-related intangible assets primarily consist of trademarks, trade names and non-compete agreements.
Amortization of acquired intangible assets was $5,811 for the three months ended January 2, 2016 and $6,660 for the three months ended January 3, 2015. Based on acquired intangible assets recorded at January 2, 2016, amortization is expected to be approximately $22,800 in 2016, $19,400 in 2017, $18,000 in 2018, $16,700 in 2019 and $15,300 in 2020.

Note 6 - Indebtedness
Short-term borrowings consist of:

	January 2, 2016	October 3, 2015
Lines of credit	$83	$83
Other short-term debt	1,280	—
Short-term borrowings	$1,363	$83
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	January 2, 2016	October 3, 2015
U.S. revolving credit facility	$730,000	$675,000
Senior notes	300,000	300,000
Securitization program	100,000	100,000
Obligations under capital leases	1,012	101
Senior debt	1,131,012	1,075,101
Less current installments	(443)	(34)
Long-term debt	$1,130,569	$1,075,067
Our U.S. revolving credit facility has a capacity of $1,100,000 and matures on May 22, 2019. It also provides an expansion option, which permits us to request an increase of up to $200,000 to the credit facility upon satisfaction of certain conditions. The credit facility is secured by substantially all of our U.S. assets.
On November 21, 2014, we completed the sale of $300,000 aggregate principal amount of 5.25% senior notes due December 1, 2022 at par with interest paid semiannually on June 1 and December 1 of each year. The aggregate net proceeds of $294,430 were used to repay indebtedness under our U.S. bank credit facility, thereby increasing the unused portion of our revolving credit facility.
The Securitization Program was extended on February 10, 2015 and matures on February 10, 2017 and effectively increases our borrowing capacity by up to $100,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of January 2, 2016, our minimum borrowing requirement is $80,000.

Note 7 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	January 2, 2016	January 3, 2015
Warranty accrual at beginning of period	$18,660	$19,953
Warranties issued during current year	2,418	1,465
Adjustments to pre-existing warranties	(134)	(1,132)
Reductions for settling warranties	(1,253)	(1,238)
Foreign currency translation	(300)	(722)
Warranty accrual at end of period	$19,391	$18,326
Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At January 2, 2016, we had interest rate swaps with notional amounts totaling $245,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.33%, including the applicable margin of 1.63% as of January 2, 2016. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times between January 15, 2016 and June 5, 2017.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $52,566 at January 2, 2016. These contracts mature at various times through September 1, 2017.
These interest rate swaps and foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2016 or 2015.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $108,496 at January 2, 2016. The foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended
	January 2, 2016	January 3, 2015
Net gain	$890	$933
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		January 2, 2016	October 3, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$54	$12
Foreign currency contracts	Other assets	20	39
	Total asset derivatives	$74	$51
Foreign currency contracts	Other accrued liabilities	$1,877	$1,755
Foreign currency contracts	Other long-term liabilities	386	572
Interest rate swaps	Other accrued liabilities	215	756
Interest rate swaps	Other long-term liabilities	49	268
	Total liability derivatives	$2,527	$3,351
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$1,259	$115
Foreign currency contracts	Other accrued liabilities	$205	$429

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration which is classified as Level 3:

	Classification	January 2, 2016	October 3, 2015
Foreign currency contracts	Other current assets	$1,313	$127
Foreign currency contracts	Other assets	20	39
	Total assets	$1,333	$166
Foreign currency contracts	Other accrued liabilities	$2,082	$2,184
Foreign currency contracts	Other long-term liabilities	386	572
Interest rate swaps	Other accrued liabilities	215	756
Interest rate swaps	Other long-term liabilities	49	268
Acquisition contingent consideration	Other accrued liabilities	3,000	—
	Total liabilities	$5,732	$3,780
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

Three Months Ended
January 2, 2016
Balance at beginning of period	$—
Additions from acquisitions	3,000
Balance at end of period	$3,000
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At January 2, 2016, the fair value of long-term debt was $1,133,450 compared to its carrying value of $1,131,012. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans
Net periodic benefit costs for U.S. defined benefit pension plans consist of:

	Three Months Ended
	January 2, 2016	January 3, 2015
Service cost	$5,909	$5,909
Interest cost	9,415	8,507
Expected return on plan assets	(12,596)	(11,784)
Amortization of prior service cost (credit)	47	37
Amortization of actuarial loss	6,542	5,589
Pension expense for defined benefit plans	$9,317	$8,258
Net periodic benefit costs for foreign defined benefit pension plans consist of:

	Three Months Ended
	January 2, 2016	January 3, 2015
Service cost	$1,313	$1,591
Interest cost	1,240	1,265
Expected return on plan assets	(1,229)	(1,339)
Amortization of prior service cost (credit)	(19)	(13)
Amortization of actuarial loss	650	587
Pension expense for defined benefit plans	$1,955	$2,091
Net periodic benefit costs for the post-retirement health care benefit plan consists of:

	Three Months Ended
	January 2, 2016	January 3, 2015
Service cost	$40	$56
Interest cost	117	144
Amortization of actuarial gain	(143)	(26)
Net periodic postretirement benefit cost	$14	$174
Pension expense for the defined contribution plans consists of:

	Three Months Ended
	January 2, 2016	January 3, 2015
U.S. defined contribution plans	$3,441	$3,534
Foreign defined contribution plans	1,638	1,686
Total pension expense for defined contribution plans	$5,079	$5,220
Actual contributions for the three months ended January 2, 2016 and anticipated additional 2016 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Foreign Plans	Total
Actual	$15,710	$1,267	$16,977
Anticipated	52,251	5,600	57,851
Total expected contributions	$67,961	$6,867	$74,828

Note 11 - Restructuring
In 2016, we initiated further restructuring actions as a result of the business outlook. The restructuring actions taken have resulted in workforce reductions in Europe.
In 2015, we initiated additional restructuring plans as a result of ongoing reviews of our lines of business and operations. The restructuring actions taken resulted in workforce reductions, primarily in the U.S., Europe and Asia.
In 2014, we initiated restructuring plans in response to the business outlook, which includes a change in the mix of sales and delays and cancellations of orders for certain product lines. The restructuring actions taken resulted in workforce reductions, primarily in the U.S. and Europe.
Restructuring activity for severance and other costs by segment is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Medical Devices	Total
Balance at October 3, 2015	$3,047	$7,237	$4,003	$117	$142	$14,546
Charged to expense - 2016 plan	—	—	—	273	—	273
Adjustments to provision	(160)	(4)	(9)	—	—	(173)
Cash payments - 2014 plan	(11)	(265)	—	—	—	(276)
Cash payments - 2015 plan	(2,265)	(542)	(943)	(46)	(41)	(3,837)
Cash payments - 2016 plan	—	—	—	(273)	—	(273)
Foreign currency translation	(13)	(18)	(25)	(1)	(2)	(59)
Balance at January 2, 2016	$598	$6,408	$3,026	$70	$99	$10,201
As of January 2, 2016, the restructuring accrual consists of $1,177 for the 2014 plan, a portion of which is classified as long-term liabilities based on payment arrangements, and $9,024 for the 2015 plan, which will be principally paid by December 31, 2016.
Note 12 - Income Taxes
The effective tax rates of 26.6% for the three months ended January 2, 2016 and 28.7% for the three months ended January 3, 2015 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily as a result of a significant portion of our earnings that come from foreign operations with lower tax rates.

Note 13 - Shareholders’ Equity
The changes in shareholders’ equity for the three months ended January 2, 2016 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,638,618	7,641,095
Conversion of Class B to Class A	—	6,183	(6,183)
End of Period	51,280	43,644,801	7,634,912

ADDITIONAL PAID-IN CAPITAL
Beginning of period	456,512
Equity-based compensation expense	936
Issuance of treasury shares	(220)
Adjustment to market - SECT, SERP and other	7,361
End of period	464,589

RETAINED EARNINGS
Beginning of period	1,579,794
Net earnings attributable to common shareholders	26,241
End of period	1,606,035

TREASURY STOCK
Beginning of period	(701,771)	(10,318,431)	(3,323,926)
Issuance of treasury shares	2,450	82,885	—
Purchase of treasury shares	(3,034)	(46,295)	—
End of period	(702,355)	(10,281,841)	(3,323,926)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(44,211)		(828,381)
Purchase of shares	(1,020)		(16,561)
Adjustment to market	(6,049)		—
End of period	(51,280)	—	(844,942)

SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(5,337)		(100,000)
Adjustment to market	(732)		—
End of period	(6,069)	—	(100,000)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(341,735)
Other comprehensive income (loss)	(17,429)
End of period	(359,164)
TOTAL SHAREHOLDERS' EQUITY	$1,003,036	33,362,960	3,366,044

The changes in AOCI, net of tax, by component for the three months ended January 2, 2016 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCI at October 3, 2015	$(72,788)	$(266,910)	$(2,037)	$(341,735)
Other comprehensive income (loss) before reclassifications	(23,199)	856	(123)	(22,466)
Amounts reclassified from AOCI	—	4,476	561	5,037
Other comprehensive income (loss)	(23,199)	5,332	438	(17,429)
AOCI at January 2, 2016	$(95,987)	$(261,578)	$(1,599)	$(359,164)
The amounts reclassified from AOCI into earnings are as follows:

		Three Months Ended
	Statement of earnings classification	January 2, 2016	January 3, 2015
Retirement liability:
Prior service cost		$28	$293
Actuarial losses		7,045	7,552
Reclassification from AOCI into earnings		7,073	7,845
Tax effect		(2,597)	(2,271)
Net reclassification from AOCI into earnings		$4,476	$5,574
Derivatives:
Foreign currency contracts	Sales	$78	$—
Foreign currency contracts	Cost of sales	476	505
Interest rate swaps	Interest	301	405
Reclassification from AOCI into earnings		855	910
Tax effect		(294)	(344)
Net reclassification from AOCI into earnings		$561	$566
The amounts deferred in AOCI are as follows:

		Net deferral in AOCI - effective portion
		Three Months Ended
	Statement of earnings classification	January 2, 2016	January 3, 2015
Foreign currency contracts	Sales	$(234)	$—
Foreign currency contracts	Cost of sales	(268)	121
Interest rate swaps	Interest	447	(629)
Net loss		(55)	(508)
Tax effect		(68)	192
Net deferral in AOCI of derivatives		$(123)	$(316)

Note 14 - Stock Employee Compensation Trust and Supplemental Retirement Plan Trust
The Stock Employee Compensation Trust (SECT) assists in administering and provides funding for equity-based compensation plans and benefit programs, including the Moog Inc. Retirement Savings Plan (RSP). The Supplemental Retirement Plan (SERP) Trust provides funding for benefits under the Moog Inc. SERP. Both the SECT and the SERP Trust hold shares as investments. The shares in the SECT and SERP Trust are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreements governing the SECT and SERP Trust, the trustees vote all shares held by the SECT and SERP Trust on all matters submitted to shareholders.
Note 15 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	January 2, 2016	January 3, 2015
Basic weighted-average shares outstanding	36,713,949	40,594,886
Dilutive effect of equity-based awards	314,382	485,293
Diluted weighted-average shares outstanding	37,028,331	41,080,179
There were no material antidilutive equity-based awards outstanding for the three months ended January 2, 2016 and January 3, 2015.

Note 16 - Segment Information
During 2015, we made a change to our segment reporting. Components now includes our sensor and handpieces product line, which we previously included in the Medical Devices segment. This product line consists of manufactured ultrasonic and optical sensors as well as surgical handpieces distributed to medical OEMs. Since the customer base is different from the sale of medical pumps directly to end users, the chief operating decision maker is now reviewing performance and assessing the allocation of resources of this product line as part of the Components segment. All historical amounts have been restated to conform to this new organization.
Below are sales and operating profit by segment for the three months ended January 2, 2016 and January 3, 2015 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended
	January 2, 2016	January 3, 2015
Net sales:
Aircraft Controls	$254,835	$266,368
Space and Defense Controls	82,640	99,955
Industrial Systems	125,179	133,366
Components	79,575	107,704
Medical Devices	26,228	23,130
Net sales	$568,457	$630,523
Operating profit:
Aircraft Controls	$18,131	$24,458
Space and Defense Controls	11,816	8,726
Industrial Systems	13,633	13,219
Components	4,700	16,962
Medical Devices	3,279	2,336
Total operating profit	51,559	65,701
Deductions from operating profit:
Interest expense	8,322	5,368
Equity-based compensation expense	936	3,398
Corporate and other expenses, net	6,646	7,497
Earnings before income taxes	$35,655	$49,438

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
We are contingently liable for $16,027 of standby letters of credit issued by a bank to third parties on our behalf at January 2, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended October 3, 2015. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years and amounts may differ from reported values due to rounding.
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

Our financial objectives include increasing our revenue base and improving our long term profitability and cash flow from operations while continuously focusing on internal cost improvement initiatives. In doing so, we expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence. Our fundamental strategies to achieve our objectives include:

•
maintaining our technological excellence by building upon our systems integration capabilities while solving our customers’ most demanding technical problems in applications "When Performance Really Matters®,"

•	utilizing our global capabilities and strong engineering heritage to innovate,

•	growing our profitable aftermarket business,

•	maximizing customer value by implementing lean enterprise principles, and

•	investing in talent development to accelerate our leadership capability and employee performance.

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

Acquisition and Divestiture

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

In 2016, we acquired a 70% ownership in Linear Mold and Engineering, a Livonia, Michigan-based company providing engineering, manufacturing and production consulting services to customers across a wide range of industries, including aerospace, defense, energy and industrial. We acquired Linear Mold and Engineering for $26 million, which includes contingent consideration with an initial fair value of $3 million. The acquisition also includes a redeemable noncontrolling interest in the remaining 30%, which is exercisable beginning three years from the date of acquisition. This acquisition is included in of our Aircraft Controls segment.

In 2015, we sold the Rochester, New York and Erie, Pennsylvania life sciences operations of our Medical Devices segment for $3 million.

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

There have been no material changes in critical accounting policies in the current year from those disclosed in our 2015 Annual Report on Form 10-K. However, we have expanded our disclosure for reviews for impairment of goodwill. The disclosure below includes key assumptions and circumstances that, if changed, could negatively impact our assessment of goodwill in reporting units for which the fair value is not significantly in excess of carrying value.

Reviews for Impairment of Goodwill
We performed an interim test on goodwill for impairment for our Medical Devices reporting unit in the fourth quarter of 2015. This reporting unit had $62 million of goodwill at October 3, 2015. The fair value of the Medical Devices reporting unit exceeded its carrying amount by 18%. Had we used a discount rate that was 100 basis points higher or a terminal growth rate that was 100 basis points lower than those we assumed, the fair value of this reporting unit would have exceeded its carrying amount by 4% and 10%, respectively.
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
RECENT ACCOUNTING PRONOUNCEMENTS
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
In August 2014, the FASB issued ASU No. 2014-13, “Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity.” This ASU allows a reporting entity to elect to measure the financial assets and the financial liabilities of a consolidated collateralized financing entity using either the measurement alternative included in the ASU or Topic 820. The provisions of this ASU are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. This amendment is applicable to us beginning in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on our financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. This ASU also requires management to disclose certain information depending on the results of the going concern evaluation. The provisions of this ASU are effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years thereafter. Early adoption is permitted. This amendment is applicable to us beginning in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU eliminates from GAAP the concept of extraordinary items. The ASU retains and expands the existing presentation and disclosure guidance for items that are unusual in nature or occur infrequently to also include items that are both unusual in nature and infrequently occurring. The provisions of this ASU are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted, provided that presentation applied to the beginning of the fiscal year of adoption. This amendment is applicable to us beginning in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on our financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of this ASU are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted, and retrospective application is required. This amendment is applicable to us beginning in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on our financial statements.
In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This ASU removes the requirement to make certain disclosures as well as categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The provisions of this ASU are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted, and retroactive application is required. This amendment is applicable to us beginning in the first quarter of 2017. Other than requiring a change to our disclosures, the adoption of this standard is not expected to have a material impact on our financial statements.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU requires inventory to be measured at the lower of cost or net realizable value. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted, and the amendment is required to be applied prospectively. This amendment is applicable to us beginning in the first quarter of 2018. The adoption of this standard is not expected to have a material impact on our financial statements.
In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This ASU provides additional guidance on ASU No. 2015-03, specific to debt issuance costs arising from line-of-credit arrangements. This ASU provides an option to either apply the provisions of ASU No. 2015-03 to line-of-credit arrangements or to defer and instead present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The additional guidance does not alter any other effective date provisions set forth in ASU No. 2015-03. The adoption of this standard is not expected to have a material impact on our financial statements.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This ASU eliminates the requirement to retrospectively account for changes to provisional amounts initially recorded in a business acquisition opening balance sheet. The provisions of this ASU are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted as of the effective date for financial statements that have not yet been made available for issuance. This amendment is applicable to us beginning in the first quarter of 2017. The adoption of this standard is not expected to have a material impact on our financial statements.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This ASU amends existing guidance to require presentation of deferred tax assets and liabilities as noncurrent within the balance sheet. The provisions of the ASU are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted, and may be applied either prospectively or retrospectively. This amendment is applicable to us beginning in the first quarter of 2018. We are currently evaluating the adoption of this standard on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU requires most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The amendment also impacts the measurement of financial liabilities under the fair value option as well as certain presentation and disclosure requirements for financial instruments. The provisions of this ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for some, but not all, provisions. The amendment requires certain provisions to be applied prospectively and others to be applied by means of a cumulative-effect adjustment. This amendment is applicable to us beginning in the first quarter of 2018. We are currently evaluating the adoption of this standard on our financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(dollars and shares in millions, except per share data)	January 2, 2016	January 3, 2015	$ Variance	% Variance
Net sales	$568	$631	$(62)	(10%)
Gross margin	28.4%	29.2%
Research and development expenses	$35	$31	$3	11%
Selling, general and administrative expenses as a percentage of sales	14.6%	15.5%
Interest expense	$8	$5	$3	55%
Effective tax rate	26.6%	28.7%
Net earnings attributable to common shareholders	$26	$35	$(9)	(26%)
Average common shares outstanding	37	41	(4)	(10%)
Diluted earnings per share attributable to common shareholders	$0.71	$0.86	$(0.15)	(17%)
Net sales decreased in the first quarter of 2016 compared to the first quarter of 2015 as all of our segments' sales declined with the exception of Medical Devices. Weaker foreign currencies, in particular the Euro relative to the U.S. dollar, contributed 26% of the sales decline in 2016.
Gross margin declined in the first quarter of 2016 compared to the first quarter of 2015 due to an adverse sales mix. We were negatively impacted by lower energy and industrial market sales in both Industrial Systems and in Components. The decline was partly offset by the benefits realized from the 2015 restructuring activities and the absence of prior year inventory obsolescence charges.
Research and development expenses increased in the first quarter of 2016 compared to the same period of 2015. Within Aircraft Controls, research and development expenses increased $5 million as activity on Embraer E-Jets accelerated.
Selling, general and administrative expenses as a percentage of sales decreased in the first quarter of 2016 compared to the first quarter of 2015. Most of the decline is due to an on-going focus on expense reduction.
In the first quarter of 2016 compared to the first quarter of 2015, interest expense increased $2 million due to higher cost debt following the issuance of our $300 million senior notes. Additionally, interest expense increased $1 million due to higher levels of debt attributable to funding our share repurchase program.
The effective tax rate in the first quarter of 2016 was lower than the effective tax rate in first quarter of 2015, as we benefited from the enactment of legislation reinstating the research and development tax credit in the U.S.
Average common shares outstanding decreased in the first quarter of 2016 compared to the same period of 2015 due to our share buyback program. Since the Board of Directors amended the program in January 2014, we have repurchased nine million shares, and have four million additional shares available under this program.
Other comprehensive loss decreased in the first quarter of 2016 compared to the first quarter of 2015. Foreign currency translation adjustments decreased $20 million, primarily attributable to the Euro and the British Pound.
2016 Outlook – We expect sales in 2016 to decrease 2% to $2.47 billion. We expect sales declines in Components and Industrial Systems as they are negatively impacted by global macro-economic conditions, particularly in our energy market and in our industrial market. Partly offsetting the declines is growth in Aircraft Controls as the Airbus A350 program continues to ramp up. We expect operating margin to increase slightly to 9.8%. The benefits of our 2015 cost containment strategies will drive margin expansion; however, the improvement will be offset by unfavorable sales mix in Aircraft Controls and Components. We expect net earnings will decrease 6% to $124 million. Average diluted shares outstanding will decrease 6% to 37 million due to shares already repurchased under our current share buyback program. We expect diluted earnings per share will range between $3.20 and $3.50, with the midpoint of $3.35; which would be unchanged from 2015.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
During 2015, we made a change to our segment reporting. Components now includes our sensor and handpieces product line, which we previously included in the Medical Devices segment. This product line consists of manufactured ultrasonic and optical sensors as well as surgical handpieces distributed to medical OEMs. Since the customer base is different from the sale of medical pumps directly to end users, the chief operating decision maker is now reviewing performance and assessing the allocation of resources of this product line as part of the Components segment. Sales of sensors and handpieces were $25 million in 2015. All amounts have been restated to present sensors and handpieces within Components.
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
Aircraft Controls

	Three Months Ended
(dollars in millions)	January 2, 2016	January 3, 2015	$ Variance	% Variance
Net sales - military aircraft	$120	$126	$(6)	(5%)
Net sales - commercial aircraft	135	140	(6)	(4%)
	$255	$266	$(12)	(4%)
Operating profit	$18	$24	$(6)	(26%)
Operating margin	7.1%	9.2%
Backlog	$643	$711	$(68)	(10%)
Aircraft Controls' net sales decreased in the first quarter of 2016 compared to the first quarter of 2015 in both our commercial and military markets.
Commercial OEM sales declined $4 million in the first quarter of 2016 compared to the same period of 2015 due to lower volumes across multiple programs, including business jets and legacy Boeing programs. Military OEM sales declined $4 million due, in part, to lower volume on the V-22 program. Military and commercial aftermarket sales each declined $2 million in the first quarter of 2016.
Operating margin for the first quarter of 2016 declined compared to the first quarter of 2015. Research and development expenses associated with the ramp up of the Embraer E-Jets program increased $5 million compared to the same quarter of 2015. Additionally, we had an adverse sales mix due to lower amounts of military and commercial aftermarket sales and due to lower amounts of military OEM sales. However, the operating profit included $1 million of restructuring benefits realized from restructuring activities in the fourth quarter of 2015. These year-to-date savings are approximately 20% of our total expected annual benefits and are in line with our expectations.
The decrease of twelve-month backlog for Aircraft Controls at January 2, 2016 compared to January 3, 2015 is primarily due to work completed on military programs as well as the timing of certain commercial orders.
2016 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 2% to $1.11 billion in 2016. Commercial OEM aircraft sales are expected to increase 15%, due primarily to the continued ramp up of the Airbus A350 program. We expect that commercial aftermarket sales will continue to decline due to the lower levels of Boeing 787 initial provisioning sales. We expect military sales will decline 2% in 2016, as lower V-22 and military aftermarket sales offset higher F-35 production sales. We expect our operating margin will decrease slightly to 9.0% in 2016 from 9.2% in 2015. We expect operating margin pressures to be a result of an unfavorable sales mix associated with lower amounts of military and commercial aftermarket sales. Additionally, our research and development costs will remain elevated due to the continued spend on the A350 and the Embraer E-2 programs. However, we expect the benefits of our restructuring actions in 2015 will offset some of the margin pressures.

Space and Defense Controls

	Three Months Ended
(dollars in millions)	January 2, 2016	January 3, 2015	$ Variance	% Variance
Net sales	$83	$100	$(17)	(17%)
Operating profit	$12	$9	$3	35%
Operating margin	14.3%	8.7%
Backlog	$235	$276	$(41)	(15%)
Space and Defense Controls' net sales decreased in the first quarter of 2016 compared to the first quarter of 2015 as sales declined in both our space and defense markets.
Sales in our space market decreased $13 million in the first quarter of 2016 compared to the same period of 2015, due primarily to satellite and launch vehicle programs winding down. Within defense, sales declined $5 million as the prior year's high amount of security sales did not repeat.
Operating margin increased in the first quarter of 2016 compared to the same period of 2015. We benefited from an improved sales mix, in part due to completing various satellite programs, as well as from cost containment activities. Additionally, we benefited from the absence of a $2 million inventory obsolescence charge in our security market. The operating profit also included $1 million of restructuring benefits from restructuring activities in 2015. These year-to-date savings are approximately 30% of our total expected annual benefits and are in line with our expectations.
The lower level of twelve-month backlog for Space and Defense Controls at January 2, 2016 compared to January 3, 2015 is due to the completion of satellite production contracts as well as lower levels of follow-on orders.
2016 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to decrease 2% to $375 million in 2016. We expect sales increases in our defense market to be driven by increased production volumes for missile systems. Offsetting this growth is an expected decline in our space market as production programs continue to wind down. We expect our operating margin will increase to 12.0% in 2016 from 8.7% in 2015 as the 2015 accounting correction does not repeat and as we benefit from our 2015 restructuring actions.

Industrial Systems

	Three Months Ended
(dollars in millions)	January 2, 2016	January 3, 2015	$ Variance	% Variance
Net sales	$125	$133	$(8)	(6%)
Operating profit	$14	$13	$—	3%
Operating margin	10.9%	9.9%
Backlog	$166	$176	$(11)	(6%)
Industrial Systems' net sales decreased across our industrial automation and energy markets in the first quarter of 2016 compared to the first quarter of 2015. Weaker foreign currencies, in particular the Euro relative to the U.S. dollar, resulted in $11 million of the sales decline.
Sales in our industrial automation market decreased $7 million in the first quarter of 2016 compared to the first quarter of 2015. Unfavorable foreign currency translation contributed approximately 80% of the decline. The remaining decline is attributable to the unfavorable global macro-economic conditions in Europe and lower aftermarket sales. Sales in our energy market decreased $6 million, with approximately half of the decline due to unfavorable foreign currency translation. Additionally, sales of our non-renewable energy products decreased $4 million due to the unfavorable macro-economic conditions related to the significant decline in the price of crude oil. Partly offsetting the decline was a $5 million sales increase within our simulation and test market, due to higher sales volumes in both material testing and simulation programs.
Operating margin increased in the first quarter of 2016 compared to the first quarter of 2015. General cost containment activities helped improve the margin. Operating profit also included $1 million of restructuring benefits from restructuring activities in 2015. These year-to-date savings are approximately 20% of our total expected annual benefits and are in line with our expectations. Partly offsetting the improvements was an unfavorable sales mix in our energy and industrial automation markets.
The lower level of twelve-month backlog in Industrial Systems at January 2, 2016 compared to January 3, 2015 is due the impact of foreign currency translation.
2016 Outlook for Industrial Systems – We expect sales in Industrial Systems to decrease 5% to $495 million in 2016, as the evolving global economic conditions continue to negatively impact our energy and industrial automation markets. We expect our operating margin will increase to 9.2% in 2016 from 8.6% in 2015, as we benefit from both our restructuring actions in the fourth quarter of 2015 and our cost containment actions.

Components

	Three Months Ended
(dollars in millions)	January 2, 2016	January 3, 2015	$ Variance	% Variance
Net sales	$80	$108	$(28)	(26%)
Operating profit	$5	$17	$(12)	(72%)
Operating margin	5.9%	15.7%
Backlog	$170	$183	$(13)	(7%)
Components' net sales decreased across all of our markets in the first quarter of 2016 compared to the first quarter of 2015.
Within our non-aerospace and defense market, sales decreased $21 million in the first quarter of 2016 compared to the first quarter of 2015. Sales in our marine market declined $10 million, due to the macro-economic conditions centered around the significant decline in the price of crude oil and the resulting lower demand for our marine products. Additionally, sales declined $6 million in our medical market due to a lower price point for a key customer's next generation sleep apnea product that we will continue to support. Sales in our industrial market also declined $4 million due to unfavorable macro-economic industrial conditions, including the stronger U.S. dollar and the economic slowdown in China. Within our aerospace and defense market, sales decreased $7 million, due primarily to lower amounts of military aftermarket sales.
Operating margin declined in first quarter of 2016 compared to the first quarter of 2015. The decrease is in part due to lower demand for our marine energy products resulting from the significant decline in the price of crude oil. Additionally, lower sales in our medical market and unfavorable timing of sales in our military market negatively impacted operating margin.
The twelve-month backlog at January 2, 2016 declined compared to the level at January 3, 2015 due to reduced orders for our marine energy products, as well as timing of defense orders.
2016 Outlook for Components – We expect sales to decrease 17% to $365 million in 2016 due to continued declines in our energy, our industrial and our medical markets. Partially offsetting these declines is expected growth in our space and defense market, driven by improved foreign military vehicle program sales. We expect our operating margin will decrease to 10.0% in 2016 from 13.4% in 2015. We will continue to be negatively impacted by macro-economic conditions reducing demand for products in our energy and industrial markets.

Medical Devices

	Three Months Ended
(dollars in millions)	January 2, 2016	January 3, 2015	$ Variance	% Variance
Net sales	$26	$23	$3	13%
Operating profit	$3	$2	$1	40%
Operating margin	12.5%	10.1%
Backlog	$2	$7	$(6)	(77%)
Medical Devices' net sales increased in the first quarter of 2016 compared to the first quarter of 2015, with sales growth in both our IV and enteral products offsetting declines in our other product category.
Sales for IV products increased $2 million in the first quarter of 2016 compared to the first quarter of 2015. Approximately half of the growth in IV pump sales was due to the continued replacement of competitors' older products in the U.S. home healthcare market. Sales for enteral products increased $2 million due to higher sales volume to a distributor partner. Partly offsetting the sales growth was a decline of $2 million in the first quarter of 2016 due to lost sales associated with the sale of two small operations in 2015.
Operating margin in the first quarter of 2016 increased compared to the first quarter of 2015 due to higher sales volumes, primarily for our IV products, a more favorable sales mix across both of our IV and enteral products and lower operational costs.
Twelve-month backlog for Medical Devices at January 2, 2016 declined compared to the level at January 3, 2015. Last year's backlog was unusually high due to the unfavorable timing of orders for our enteral and IV products.
2016 Outlook for Medical Devices – We expect sales to increase slightly to $102 million in 2016. We expect that sales will increase due to improved enteral product sales, as well as higher IV sets sales due to a higher installed base. However, this growth will be offset by a reduction related to the operations we sold in 2015. We expect our operating margin will increase to 11.4% in 2016 from 8.7% in 2015 as we continue to benefit from an improved cost structure and incremental margin contribution from higher sales volumes.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
(dollars in millions)	January 2, 2016	January 3, 2015	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$—	$78	$(79)	(101%)
Investing activities	(22)	(20)	(2)	11%
Financing activities	44	(40)	84	(211%)
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At January 2, 2016, our cash balance was $323 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. If we determined repatriation of foreign funds was necessary, we would then be required to pay U.S. income taxes on those funds.
Operating activities
Net cash provided by operating activities decreased in the first quarter of 2016 compared to the same period of 2015. Cash provided by accounts receivable decreased $58 million, as the favorable timing in the fourth quarter of 2015 reversed in the first quarter of 2016 across all of our segments. Additionally, cash used by accounts payable decreased $16 million due to timing across all of our segments except Medical Devices.
Investing activities
Net cash used by investing activities in the first quarter of 2016 included $12 million for capital expenditures and $11 million as partial payment for the Linear acquisition. Net cash used by investing activities in the first quarter of 2015 included $20 million for capital expenditures.
We expect our 2016 capital expenditures to be approximately $80 million, as we support the increased production of commercial aircraft.
Financing activities
Cash provided by financing activities in the first quarter of 2016 includes net proceeds of our credit facility.
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
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2015 Annual Report on Form 10-K.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell debt and equity securities to fund acquisitions or take advantage of favorable market conditions.
On November 21, 2014, we completed the sale of $300 million aggregate principal amount of 5.25% senior notes due December 1, 2022 at par with interest paid semiannually on June 1 and December 1 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. The aggregate net proceeds of $294 million were used to repay indebtedness under our U.S. bank credit facility, thereby increasing the unused portion of our U.S. revolving credit facility.
Our U.S. revolving credit facility has a capacity of $1,100 million and matures on May 22, 2019. It also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $730 million at January 2, 2016. Interest on the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 1.63% at January 2, 2016 and will increase to 1.88% during the second quarter of 2016. The credit facility is secured by substantially all of our U.S. assets.
The U.S. revolving credit facility contains various covenants. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt, including letters of credit, to EBITDA for the most recent four quarters, is 3.5. The covenant for maximum capital expenditures is $185 million for 2016 and increases by $10 million each year thereafter. We are in compliance with all covenants. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income.
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
At January 2, 2016, we had $366 million of unused capacity, including $354 million from the U.S. revolving credit facility after considering standby letters of credit. However, our leverage ratio covenant limits our borrowing capacity to $268 million as of January 2, 2016.
We have a trade receivables securitization facility (the "Securitization Program"), which terminates on February 10, 2017. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program effectively increases our borrowing capacity by up to $100 million and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. We had an outstanding balance of $100 million at January 2, 2016. The Securitization Program has a minimum borrowing requirement, which was $80 million at January 2, 2016. Interest on the secured borrowings under the Securitization Program was 1.18% at January 2, 2016 and is based on 30-day LIBOR plus an applicable margin.
Net debt to capitalization was 45% at January 2, 2016 and 44% at October 3, 2015.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
The Board of Directors authorized a share repurchase program beginning in January 2014 that includes both Class A and Class B common shares, and allows us to buy up to an aggregate 13.0 million common shares. Under this program, we have purchased approximately 8.8 million shares for $611 million as of January 2, 2016.

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
Reductions in the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the Budget Control Act of 2011, will have ongoing ramifications for the domestic aerospace and defense market for the near future. The automatic spending limitations (which is generally referred to as sequestration) of approximately $500 billion through the Federal Government's 2021 fiscal year will present challenges over the next decade, as uncertainty remains with respect to the levels of defense spending. We believe that our military sales remain likely to be most affected due to lower defense spending. Currently, we expect approximately $670 million of U.S. defense sales in 2016.
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

The energy market we serve is affected by changing oil and natural gas prices, global urbanization, the resulting change in supply and demand for global energy and the political climate and corresponding public support for investments in renewable energy generation capacity. Historically, drivers for global growth include investments in power generation infrastructure, including renewable energy, and exploration in search of new oil and gas resources. However, the recent significant decline in the price of crude oil has reduced investment in exploration activities. This reduced investment has directly affected our energy business in Components and in Industrial Systems. Currently, we expect approximately $40 million of oil exploration-related sales in 2016, down from approximately $100 million in 2014.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-quarter of our 2015 sales were denominated in foreign currencies. During the first three months of 2016, average foreign currency rates generally weakened against the U.S. dollar compared to 2015. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $16 million compared to the same period one year ago.

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

•	a write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth;

•	our sales and earnings may be affected if we cannot identify, acquire or integrate strategic acquisitions, or if we engage in divesting activities;

•	our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments;

•	unforeseen exposure to additional income tax liabilities may affect our operating results;

•	government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business;

•	governmental regulations and customer demands related to conflict minerals may adversely impact our operating results;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended October 3, 2015 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended January 2, 2016.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
October 4, 2015 - October 31, 2015	8,007	$59.60	—	4,202,555
November 1, 2015 - November 30, 2015	21,571	63.18	—	4,202,555
December 1, 2015 - January 2, 2016	33,278	66.53	—	4,202,555
Total	62,856	$64.50	—	4,202,555

(1)
Reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. RSP as follows: 8,007 shares at $59.60 per share during October; 6,172 shares at $63.79 per share during November; and 1,382 shares at $63.13 per share during December. Purchases by the SECT from members of the Moog family included: 1,000 shares of Class B common stock at $61.76 per share on November 2, 2015.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In November, we accepted delivery of 14,399 shares at $63.02 per share and in December, 31,896 shares at $66.68 per share, in connection with the exercise of equity based awards.

(3)
In August 2014, the Board of Directors authorized a share repurchase program. The program permitted the purchase of up to 5,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In August 2015, the Board of Directors authorized an additional repurchase of up to 4,000,000 shares of Class A or Class B common stock at management's discretion, under identical terms and conditions.

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

Moog Inc.

(Registrant)

Date:	February 1, 2016	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	February 1, 2016	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	February 1, 2016	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)