Form 10-Q
period 2016-04-02
MOOG INC.
filed 2016-05-02
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of April 26, 2016 was:
Class A common stock, $1.00 par value, 32,847,342 shares
Class B common stock, $1.00 par value, 3,361,258 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	April 2, 2016	October 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$348,322	$309,853
Receivables	703,022	698,419
Inventories	500,224	493,360
Deferred income taxes	92,127	91,210
Prepaid expenses and other current assets	38,096	34,653
Total current assets	1,681,791	1,627,495
Property, plant and equipment, net of accumulated depreciation of $701,500 and $677,168, respectively	529,735	536,756
Goodwill	752,826	737,212
Intangible assets, net	129,350	143,723
Other assets	41,943	41,285
Total assets	$3,135,645	$3,086,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,370	$83
Current installments of long-term debt	434	34
Accounts payable	155,763	165,973
Accrued salaries, wages and commissions	119,204	125,270
Customer advances	177,557	167,423
Contract loss reserves	29,740	30,422
Other accrued liabilities	112,738	116,300
Total current liabilities	596,806	605,505
Long-term debt, excluding current installments	1,103,342	1,075,067
Long-term pension and retirement obligations	322,407	348,239
Deferred income taxes	69,364	60,209
Other long-term liabilities	3,211	2,919
Total liabilities	2,095,130	2,091,939
Commitments and contingencies (Note 17)	—	—
Redeemable noncontrolling interest	8,377	—
Shareholders’ equity
Common stock	51,280	51,280
Other shareholders' equity	980,858	943,252
Total shareholders’ equity	1,032,138	994,532
Total liabilities and shareholders’ equity	$3,135,645	$3,086,471
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales	$611,142	$637,246	$1,179,599	$1,267,769
Cost of sales	431,955	463,696	838,952	910,301
Gross profit	179,187	173,550	340,647	357,468
Research and development	39,731	31,404	74,529	62,725
Selling, general and administrative	82,771	92,158	165,765	189,985
Interest	8,935	7,669	17,257	13,037
Restructuring	8,069	—	8,342	—
Other	(936)	921	(1,518)	885
Earnings before income taxes	40,617	41,398	76,272	90,836
Income taxes	9,710	9,305	19,205	23,478
Net earnings attributable to common shareholders and noncontrolling interest	$30,907	$32,093	$57,067	$67,358

Net earnings (loss) attributable to noncontrolling interest	(143)	—	(224)	—

Net earnings attributable to common shareholders	$31,050	$32,093	$57,291	$67,358

Net earnings per share attributable to common shareholders
Basic	$0.85	$0.81	$1.57	$1.68
Diluted	$0.85	$0.80	$1.55	$1.66

Average common shares outstanding
Basic	36,481,996	39,601,795	36,597,972	40,116,731
Diluted	36,693,190	39,984,668	36,860,760	40,550,814
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net earnings attributable to common shareholders and noncontrolling interest	$30,907	$32,093	$57,067	$67,358
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	14,955	(37,373)	(8,244)	(80,279)
Retirement liability adjustment	3,751	5,916	9,083	11,490
Change in accumulated income (loss) on derivatives	493	(323)	931	(73)
Other comprehensive income (loss), net of tax	19,199	(31,780)	1,770	(68,862)
Comprehensive income (loss)	$50,106	$313	$58,837	$(1,504)
Comprehensive income (loss) attributable to noncontrolling interest	(143)	—	(224)	—
Comprehensive income (loss) attributable to common shareholders	$50,249	$313	$59,061	$(1,504)
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
(dollars in thousands)	April 2, 2016	April 4, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings attributable to common shareholders and noncontrolling interest	$57,067	$67,358
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	38,554	40,460
Amortization	11,428	12,946
Deferred income taxes	2,292	9,071
Equity-based compensation expense	1,919	3,966
Other	5,991	3,348
Changes in assets and liabilities providing (using) cash:
Receivables	(5,606)	20,461
Inventories	(5,330)	(7,847)
Accounts payable	(13,439)	18,934
Customer advances	10,888	(3,358)
Accrued expenses	(5,802)	(20,747)
Accrued income taxes	2,552	(7,729)
Net pension and post retirement liabilities	(13,171)	(7,014)
Other assets and liabilities	(8,920)	1,699
Net cash provided by operating activities	78,423	131,548
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(11,016)	—
Purchase of property, plant and equipment	(27,685)	(37,921)
Other investing transactions	1,058	3,551
Net cash used by investing activities	(37,643)	(34,370)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term repayments	—	(3,237)
Proceeds from revolving lines of credit	210,320	248,785
Payments on revolving lines of credit	(182,455)	(383,785)
Payments on long-term debt	(9,660)	(5,241)
Proceeds from senior notes, net of issuance costs	—	294,430
Proceeds from sale of treasury stock	2,229	10,542
Purchase of outstanding shares for treasury	(25,156)	(204,958)
Proceeds from sale of stock held by SECT	2,897	—
Purchase of stock held by SECT	(1,515)	(8,440)
Purchase of stock held by SERP Trust	(2,300)	—
Excess tax benefits from equity-based payment arrangements	471	5,888
Net cash used by financing activities	(5,169)	(46,016)
Effect of exchange rate changes on cash	2,858	(20,796)
Increase in cash and cash equivalents	38,469	30,366
Cash and cash equivalents at beginning of period	309,853	231,292
Cash and cash equivalents at end of period	$348,322	$261,658
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Six Months Ended April 2, 2016
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended April 2, 2016 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 3, 2015. All references to years in these financial statements are to fiscal years.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU is intended to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The provisions of this ASU are effective for fiscal years beginning after December 15, 2014 and interim periods within those fiscal years. We adopted this amendment in the first quarter of 2016. The adoption of this standard did not have a material impact on our financial statements.
Note 2 - Acquisition and Divestiture
In 2016, we acquired a 70% ownership in Linear Mold and Engineering, a Livonia, Michigan-based company specializing in metal additive manufacturing that provides engineering, manufacturing and production consulting services to customers across a wide range of industries, including aerospace, defense, energy and industrial. The purchase price, net of acquired cash, was $22,765 consisting of $11,016 in cash, issuance of a $1,280 unsecured note and assumption of $10,469 of debt. The acquisition also includes a redeemable noncontrolling interest in the remaining 30%, which is exercisable beginning three years from the date of acquisition. This acquisition is included in of our Aircraft Controls segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.
In 2015, we sold the Rochester, New York and Erie, Pennsylvania life sciences operations of our Medical Devices segment for $2,988 in cash.

Note 3 - Receivables
Receivables consist of:

	April 2, 2016	October 3, 2015
Accounts receivable	$295,842	$291,188
Long-term contract receivables:
Amounts billed	128,129	113,565
Unbilled recoverable costs and accrued profits	272,439	286,395
Total long-term contract receivables	400,568	399,960
Other	10,597	12,557
Total receivables	707,007	703,705
Less allowance for doubtful accounts	(3,985)	(5,286)
Receivables	$703,022	$698,419
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
Note 4 - Inventories
Inventories, net of reserves, consist of:

	April 2, 2016	October 3, 2015
Raw materials and purchased parts	$189,455	$188,843
Work in progress	239,035	243,373
Finished goods	71,734	61,144
Inventories	$500,224	$493,360
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of April 2, 2016 or October 3, 2015.

Note 5 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Medical Devices	Total
Balance at October 3, 2015	$188,525	$158,213	$110,843	$217,763	$61,868	$737,212
Acquisitions	20,235	—	—	—	—	20,235
Foreign currency translation	(3,812)	169	(2,450)	1,318	154	(4,621)
Balance at April 2, 2016	$204,948	$158,382	$108,393	$219,081	$62,022	$752,826
Goodwill at April 2, 2016, in our Medical Devices reporting unit, is net of a $38,200 accumulated impairment loss.
The components of intangible assets are as follows:

		April 2, 2016		October 3, 2015
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$169,285	$(113,787)	$171,779	$(110,697)
Program-related	19	69,801	(26,217)	75,720	(27,463)
Technology-related	9	70,804	(50,334)	73,299	(49,723)
Marketing-related	9	25,491	(17,039)	25,997	(16,648)
Other	9	4,839	(3,493)	4,772	(3,313)
Intangible assets	12	$340,220	$(210,870)	$351,567	$(207,844)
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
Amortization of acquired intangible assets was $5,485 and $11,296 for the three and six months ended April 2, 2016 and $6,134 and $12,794 for the three and six months ended April 4, 2015. Based on acquired intangible assets recorded at April 2, 2016, amortization is expected to be approximately $21,500 in 2016, $18,100 in 2017, $17,300 in 2018, $15,800 in 2019 and $14,000 in 2020.

Note 6 - Indebtedness
Short-term borrowings consist of:

	April 2, 2016	October 3, 2015
Lines of credit	$90	$83
Other short-term debt	1,280	—
Short-term borrowings	$1,370	$83
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	April 2, 2016	October 3, 2015
U.S. revolving credit facility	$702,865	$675,000
Senior notes	300,000	300,000
Securitization program	100,000	100,000
Obligations under capital leases	911	101
Senior debt	1,103,776	1,075,101
Less current installments	(434)	(34)
Long-term debt	$1,103,342	$1,075,067
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
The Securitization Program was extended on April 15, 2016 and matures on April 13, 2018 and increases our borrowing capacity to $120,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of April 2, 2016, our minimum borrowing requirement is $80,000.

Note 7 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Warranty accrual at beginning of period	$19,391	$18,326	$18,660	$19,953
Warranties issued during current year	2,925	2,234	5,343	3,699
Adjustments to pre-existing warranties	(215)	(452)	(349)	(1,584)
Reductions for settling warranties	(1,795)	(1,918)	(3,048)	(3,156)
Foreign currency translation	92	(572)	(208)	(1,294)
Warranty accrual at end of period	$20,398	$17,618	$20,398	$17,618
Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At April 2, 2016, we had interest rate swaps with notional amounts totaling $200,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.64%, including the applicable margin of 1.88% as of April 2, 2016. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times between June 6, 2016 and June 5, 2017.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, primarily the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $50,569 at April 2, 2016. These contracts mature at various times through March 2, 2018.
These interest rate swaps and foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into expense during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2016 or 2015.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $132,597 at April 2, 2016. The foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net gain (loss)	$3,069	$(2,348)	$3,959	$(1,415)
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		April 2, 2016	October 3, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$527	$12
Foreign currency contracts	Other assets	317	39
	Total asset derivatives	$844	$51
Foreign currency contracts	Other accrued liabilities	$1,351	$1,755
Foreign currency contracts	Other long-term liabilities	175	572
Interest rate swaps	Other accrued liabilities	383	756
Interest rate swaps	Other long-term liabilities	45	268
	Total liability derivatives	$1,954	$3,351
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$1,481	$115
Foreign currency contracts	Other accrued liabilities	$1,103	$429

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2.

	Classification	April 2, 2016	October 3, 2015
Foreign currency contracts	Other current assets	$2,008	$127
Foreign currency contracts	Other assets	317	39
	Total assets	$2,325	$166
Foreign currency contracts	Other accrued liabilities	$2,454	$2,184
Foreign currency contracts	Other long-term liabilities	175	572
Interest rate swaps	Other accrued liabilities	383	756
Interest rate swaps	Other long-term liabilities	45	268
	Total liabilities	$3,057	$3,780
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At April 2, 2016, the fair value of long-term debt was $1,098,526 compared to its carrying value of $1,103,776. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans
Net periodic benefit costs for U.S. defined benefit pension plans consist of:

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Service cost	$5,910	$5,908	$11,819	$11,817
Interest cost	9,414	8,508	18,829	17,015
Expected return on plan assets	(12,596)	(11,784)	(25,192)	(23,568)
Amortization of prior service cost (credit)	47	38	94	75
Amortization of actuarial loss	6,542	5,589	13,084	11,178
Pension expense for defined benefit plans	$9,317	$8,259	$18,634	$16,517
Net periodic benefit costs for foreign defined benefit pension plans consist of:

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Service cost	$1,325	$1,385	$2,638	$2,976
Interest cost	1,226	1,104	2,466	2,369
Expected return on plan assets	(1,211)	(1,205)	(2,440)	(2,544)
Amortization of prior service cost (credit)	(19)	(12)	(38)	(25)
Amortization of actuarial loss	647	484	1,297	1,071
Pension expense for defined benefit plans	$1,968	$1,756	$3,923	$3,847
Net periodic benefit costs for the post-retirement health care benefit plan consists of:

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Service cost	$41	$57	$81	$113
Interest cost	117	144	234	288
Amortization of actuarial gain	(143)	(27)	(286)	(53)
Net periodic postretirement benefit cost	$15	$174	$29	$348
Pension expense for the defined contribution plans consists of:

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
U.S. defined contribution plans	$3,359	$3,409	$6,800	$6,943
Foreign defined contribution plans	1,471	1,613	3,109	3,299
Total pension expense for defined contribution plans	$4,830	$5,022	$9,909	$10,242
Actual contributions for the six months ended April 2, 2016 and anticipated additional 2016 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Foreign Plans	Total
Actual	$31,351	$4,376	$35,727
Anticipated	36,610	2,700	39,310
Total expected contributions	$67,961	$7,076	$75,037

Note 11 - Restructuring
In 2016, we initiated further restructuring actions in conjunction with exiting a product line within Aircraft Controls in the U.S. We have also taken actions as a result of the business outlook in specific markets and locations in Components and Industrial Systems that resulted in workforce reductions in Canada, Europe and the U.S. The expense for all of these actions consists of $4,581 of non-cash charges, primarily for writing off intangible assets, $3,281 for severance and $480 for facility closure.
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
Restructuring activity for severance and other costs by segment is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Medical Devices	Total
Balance at October 3, 2015	$3,047	$7,237	$4,003	$117	$142	$14,546
Charged to expense - 2016 plan	5,923	—	1,165	1,254	—	8,342
Adjustments to provision	(160)	(53)	29	—	—	(184)
Cash payments - 2014 plan	(11)	(429)	—	—	—	(440)
Cash payments - 2015 plan	(2,445)	(4,800)	(2,527)	(47)	(43)	(9,862)
Cash payments - 2016 plan	(549)	—	(508)	(781)	—	(1,838)
Non-cash charges - 2016 plan	(4,581)	—	—	—	—	(4,581)
Foreign currency translation	(23)	(11)	75	—	—	41
Balance at April 2, 2016	$1,201	$1,944	$2,237	$543	$99	$6,024
As of April 2, 2016, the restructuring accrual consists of $1,013 for the 2014 plan, $3,035 for the 2015 plan and $1,976 for the 2016 plan. Restructuring for all plans is expected to be paid by October 1, 2016, except portions classified as long-term liabilities based on payment arrangements.
Note 12 - Income Taxes
The effective tax rates for the three and six months ended April 2, 2016 were 23.9% and 25.2%, respectively. The effective tax rates for the three and six months ended April 4, 2015 were 22.5% and 25.8%, respectively. The effective tax rates for these periods are lower than the U.S. federal statutory tax rate primarily due to a significant portion of our earnings that come from foreign operations with lower tax rates and the recognition and timing of U.S. research and development tax credits. In addition, we also benefited from the reversal of accruals for certain tax exposures outside the U.S. whose statutes of limitations expired during these periods.

Note 13 - Shareholders’ Equity
The changes in shareholders’ equity for the six months ended April 2, 2016 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,638,618	7,641,095
Conversion of Class B to Class A	—	15,183	(15,183)
End of Period	51,280	43,653,801	7,625,912

ADDITIONAL PAID-IN CAPITAL
Beginning of period	456,512
Equity-based compensation expense	1,919
Issuance of treasury shares	(264)
Adjustment to market - SECT, SERP and other	(7,521)
End of period	450,646

RETAINED EARNINGS
Beginning of period	1,579,794
Net earnings attributable to common shareholders	57,291
End of period	1,637,085

TREASURY STOCK
Beginning of period	(701,771)	(10,318,431)	(3,323,926)
Issuance of treasury shares	2,493	84,625	—
Purchase of treasury shares	(25,156)	(572,653)	—
End of period	(724,434)	(10,806,459)	(3,323,926)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(44,211)		(828,381)
Issuance of shares	2,897		64,676
Purchase of shares	(1,515)		(27,023)
Adjustment to market	7,128		—
End of period	(35,701)	—	(790,728)

SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(5,337)		(100,000)
Purchase of shares	(2,300)		(50,000)
Adjustment to market	864		—
End of period	(6,773)	—	(150,000)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(341,735)
Other comprehensive income (loss)	1,770
End of period	(339,965)
TOTAL SHAREHOLDERS' EQUITY	$1,032,138	32,847,342	3,361,258

The changes in AOCI, net of tax, by component for the six months ended April 2, 2016 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCI at October 3, 2015	$(72,788)	$(266,910)	$(2,037)	$(341,735)
Other comprehensive income (loss) before reclassifications	(8,244)	159	(301)	(8,386)
Amounts reclassified from AOCI	—	8,924	1,232	10,156
Other comprehensive income (loss)	(8,244)	9,083	931	1,770
AOCI at April 2, 2016	$(81,032)	$(257,827)	$(1,106)	$(339,965)
The amounts reclassified from AOCI into earnings are as follows:

		Three Months Ended		Six Months Ended
	Statement of earnings classification	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Retirement liability:
Prior service cost		$28	$124	$56	$417
Actuarial losses		7,011	8,062	14,056	15,614
Reclassification from AOCI into earnings		7,039	8,186	14,112	16,031
Tax effect		(2,591)	(2,270)	(5,188)	(4,541)
Net reclassification from AOCI into earnings		$4,448	$5,916	$8,924	$11,490
Derivatives:
Foreign currency contracts	Sales	$196	$36	$274	$36
Foreign currency contracts	Cost of sales	594	413	1,070	918
Interest rate swaps	Interest	169	335	470	740
Reclassification from AOCI into earnings		959	784	1,814	1,694
Tax effect		(288)	(283)	(582)	(627)
Net reclassification from AOCI into earnings		$671	$501	$1,232	$1,067
The amounts deferred in AOCI are as follows:

		Net deferral in AOCI - effective portion
		Three Months Ended		Six Months Ended
	Statement of earnings classification	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Foreign currency contracts	Sales	$(281)	$(401)	$(515)	$(401)
Foreign currency contracts	Cost of sales	525	452	257	573
Interest rate swaps	Interest	(359)	(1,132)	88	(1,761)
Net loss		(115)	(1,081)	(170)	(1,589)
Tax effect		(63)	257	(131)	449
Net deferral in AOCI of derivatives		$(178)	$(824)	$(301)	$(1,140)

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
Note 15 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Basic weighted-average shares outstanding	36,481,996	39,601,795	36,597,972	40,116,731
Dilutive effect of equity-based awards	211,194	382,873	262,788	434,083
Diluted weighted-average shares outstanding	36,693,190	39,984,668	36,860,760	40,550,814
For the three and six months ended April 2, 2016, there were 148,867 and 64,868 common shares subject to equity-based awards, respectively, excluded from the calculation of diluted earning per share as they would be anti-dilutive. There were no material anti-dilutive equity-based awards outstanding for the three and six months ended April 4, 2015.

Note 16 - Segment Information
During 2015, we made a change to our segment reporting. Our Components segment now includes our sensors and handpieces product line, which we previously included in the Medical Devices segment. This product line consists of manufactured ultrasonic and optical sensors as well as surgical handpieces distributed to medical OEMs. Since the customer base is different from the sale of medical pumps directly to end users, the chief operating decision maker is now reviewing performance and assessing the allocation of resources of this product line as part of the Components segment. All historical amounts have been restated to conform to this new organization.
Below are sales and operating profit by segment for the three and six months ended April 2, 2016 and April 4, 2015 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Six Months Ended
	April 2, 2016	April 4, 2015	April 2, 2016	April 4, 2015
Net sales:
Aircraft Controls	$275,769	$274,396	$530,604	$540,764
Space and Defense Controls	89,175	93,256	171,815	193,211
Industrial Systems	128,244	129,145	253,423	262,511
Components	93,813	115,062	173,388	222,766
Medical Devices	24,141	25,387	50,369	48,517
Net sales	$611,142	$637,246	$1,179,599	$1,267,769
Operating profit:
Aircraft Controls	$19,042	$22,336	$37,173	$46,794
Space and Defense Controls	13,357	4,909	25,173	13,635
Industrial Systems	13,270	12,685	26,903	25,904
Components	8,385	15,900	13,085	32,862
Medical Devices	2,554	716	5,833	3,052
Total operating profit	56,608	56,546	108,167	122,247
Deductions from operating profit:
Interest expense	8,935	7,669	17,257	13,037
Equity-based compensation expense	983	568	1,919	3,966
Corporate and other expenses, net	6,073	6,911	12,719	14,408
Earnings before income taxes	$40,617	$41,398	$76,272	$90,836

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
We are contingently liable for $18,494 of standby letters of credit issued by a bank to third parties on our behalf at April 2, 2016.

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

•	Commercial aircraft market - primary and secondary flight controls for commercial aircraft.

•	Commercial space market - satellite positioning controls and thrust vector controls for launch vehicles.

In the industrial market, our products are used in a wide range of applications including:

•	Industrial automation market - injection molding, metal forming, heavy industry, material and automotive testing, pilot training simulators and surveillance systems.

•	Energy market - oil and gas exploration, wind energy and power generation.

•	Medical market - sleep apnea devices, surgical handpieces, CT scanners, as well as enteral clinical nutrition and infusion therapy solutions.

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

These strengths have afforded us the ability to expand our current solutions into new, complimentary technologies, which provide us with the opportunity to develop our product scope supply from one market to another and from component to systems supplier, as well as achieve substantial content positions on the platforms on which we currently participate. As we seek to be the dominant supplier in the current niche markets we serve, we will also look for innovation in all aspects of our business, employing new technologies to improve productivity and to develop progressive business models.

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

•	utilizing our global capabilities and strong engineering heritage to innovate new solutions,

•	maximizing customer value by implementing lean enterprise principles, and

•	investing in talent development to accelerate our leadership capability and employee performance.

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

In 2016, we acquired a 70% ownership in Linear Mold and Engineering, a Livonia, Michigan-based company specializing in metal additive manufacturing that provides engineering, manufacturing and production consulting services to customers across a wide range of industries, including aerospace, defense, energy and industrial. We acquired Linear Mold and Engineering for $23 million. The acquisition also includes a redeemable noncontrolling interest in the remaining 30%, which is exercisable beginning three years from the date of acquisition. This acquisition is included in of our Aircraft Controls segment.

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
The primary factor causing the fair value of this reporting unit to not be substantially greater than the carrying value is that the Medical Devices segment was created through a series of acquisitions between 2006 and 2009. The creation of this reporting unit resulted in recording substantial goodwill, which increased the carrying value. The key assumptions that drive the estimated fair value are the projected revenue and operating margins, which are used to project future cash flows. Our expectation for this reporting unit is for revenue growth over the five year projection period to be driven by the overall market growth of the home healthcare segment of the infusion therapy market and by capturing market share due to new product offerings. Additionally, our expectation is that operating margins improve throughout the five year projection period, driven by improved sales, as well as continued cost containment activities. If cash flows generated by our Medical Devices reporting unit were to decline in the future, or if there were adverse revisions to key assumptions, we may be required to record impairment charges. There are specific circumstances that would pose risk to the fair value of this reporting unit. Lower than projected growth rates of the home healthcare segment of the infusion therapy market, changes in provider capital purchase cycles, changes in healthcare legislation, changes in private insurance plans, as well as changes in treatment therapies may negatively affect the fair value of this reporting unit. Also, our projected market share capture rates may be lower due to delayed or unsuccessful new product offerings, which would negatively affect the fair value of this reporting unit. In addition, the fair value of this reporting unit may be negatively impacted based on the results of strategic reviews and courses of action that we may decide to pursue.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be adopted using either a full retrospective or modified retrospective approach. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations." This ASU clarifies implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." This ASU clarifies implementation guidance on licensing arrangements as well as the process of identifying performance obligations. The provisions of each ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, pursuant to the issuance of ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date,” in August 2015. These amendments are applicable to us beginning in the first quarter of 2019. We are currently evaluating the adoption of these standards on our financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This ASU provides additional guidance on ASU No. 2015-03, specific to debt issuance costs arising from line-of-credit arrangements. This ASU provides an option to either apply the provisions of ASU No. 2015-03 to line-of-credit arrangements or to defer and instead present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The provisions of each ASU are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted, and retrospective application is required. These amendments are applicable to us beginning in the first quarter of 2017. The adoption of these standards are not expected to have a material impact on our financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This ASU requires most lease arrangements to be recognized in the balance sheet as lease assets and lease liabilities. The ASU also requires additional disclosures about the leasing arrangements. The provisions of this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. This amendment is applicable to us beginning in the first quarter of 2020. We are currently evaluating the adoption of this standard on our financial statements.
In March 2016, the FASB issued ASU No. 2019-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting." This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards and classification on the statement of cash flows. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. This amendment is applicable to us beginning in the first quarter of 2018. We are currently evaluating the adoption of this standard on our financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended				Six Months Ended
(dollars and shares in millions, except per share data)	April 2, 2016	April 4, 2015	$ Variance	% Variance	April 2, 2016	April 4, 2015	$ Variance	% Variance
Net sales	$611	$637	$(26)	(4%)	$1,180	$1,268	$(88)	(7%)
Gross margin	29.3%	27.2%			28.9%	28.2%
Research and development expenses	$40	$31	$8	27%	$75	$63	$12	19%
Selling, general and administrative expenses as a percentage of sales	13.5%	14.5%			14.1%	15.0%
Interest expense	$9	$8	$1	17%	$17	$13	$4	32%
Restructuring expense	$8	$—	$8	n/a	$8	$—	$8	n/a
Effective tax rate	23.9%	22.5%			25.2%	25.8%
Net earnings attributable to common shareholders	$31	$32	$(1)	(3%)	$57	$67	$(10)	(15%)
Diluted average common shares outstanding	37	40	(3)	(8%)	37	41	(4)	(9%)
Diluted earnings per share attributable to common shareholders	$0.85	$0.80	$0.05	6%	$1.55	$1.66	$(0.11)	(7%)
Net sales decreased in the second quarter of 2016 compared to the second quarter of 2015 driven by a $21 million decline in our Components segment. Weaker foreign currencies, in particular the British Pound, the Brazilian Real and the Euro relative to the U.S. dollar, contributed 29% of the sales decline in the second quarter of 2016.
Net sales decreased in the first half of 2016 compared to the first half of 2015. Our Components and Space and Defense segments contributed 80% of the sales decline. Weaker foreign currencies, in particular the Euro and the British Pound relative to the U.S. dollar, contributed 27% of the sales decline in the first half of 2016.
Gross margin increased in the second quarter of 2016 compared to the second quarter of 2015. In the second quarter of 2016, we benefited from the absence of last year's $7 million correction of an out-of-period accounting error in our Space and Defense Controls segment. Additionally, we had an improved sales mix from higher amounts of foreign military sales in Aircraft Controls and from higher sales volumes in Medical Devices. The improvements were partly offset by an adverse sales mix in both Components and in Industrial Systems due to lower energy related sales.
Research and development expenses increased in the second quarter and the first half of 2016 compared to the same periods of 2015. Within Aircraft Controls, research and development expenses increased $9 million and $14 million, respectively. In both the second quarter and first half of 2016, we had higher activity on the Embraer E-2 and the Airbus A350 programs.
Selling, general and administrative expenses as a percentage of sales decreased in the second quarter and in the first half of 2016 compared to the same periods of 2015. Most of the decline is attributable to an on-going focus on expense reduction across our segments. Additionally, we benefited from our 2015 restructuring activities.
In 2015, we incurred $15 million of restructuring expenses, primarily in Industrial Systems, Space and Defense Controls and Aircraft Controls. Through the first half of 2016, the total savings were $10 million, or 46% of our projected benefits for the year, and were primarily in selling, general and administrative expenses. In the second quarter of 2016, we incurred $8 million of restructuring expenses, primarily related to exiting a product line in Aircraft Controls. We expect the restructuring activities from the second quarter of 2016 will result in $11 million of cost savings over the next four quarters.
In the first half of 2016 compared to the first half of 2015, interest expense increased $2 million due to higher interest rates following the issuance of our $300 million senior notes. Additionally, interest expense increased $2 million due to higher levels of debt attributable to the funding of our share repurchase program.

In comparison to the U.S. statutory tax rate, our effective tax rates in 2016 and 2015 differ as a result of earnings being taxed in foreign jurisdictions with lower statutory tax rates. Additionally, our effective tax rates reflect the reversal of accruals for certain tax exposures outside of the U.S. whose statutes of limitations have expired, as well as the timing of enactment of the U.S. research and development tax credit.
Average common shares outstanding decreased in the second quarter and in the first half of 2016 compared to the same periods of 2015 due to our share buyback program. Since the Board of Directors amended the program in January 2014, we have repurchased nine million shares, and have four million additional shares available for repurchase under this program.
Other comprehensive income increased in the second quarter and in the first half of 2016 compared to same periods of 2015 due to foreign currency translation adjustments. In total, other comprehensive income related to the translation of the Euro and the Canadian Dollar increased $50 million in the second quarter and $58 million in the first half of 2016 compared to the same periods a year ago.
2016 Outlook – We expect sales in 2016 to decrease 2% from fiscal 2015 to $2.47 billion. We expect sales declines in Components and Industrial Systems, as they are negatively impacted by global macro-economic conditions, particularly in our energy market and in our industrial market. Partly offsetting the declines is growth in Aircraft Controls as the Airbus A350 program continues to ramp up. We expect operating margin to decrease slightly to 9.6%. The benefits of our 2015 and 2016 cost containment strategies will drive margin expansion; however, the improvement will be offset by unfavorable sales mix in Aircraft Controls and Components. We expect net earnings attributable to common shareholders will decrease 7% to $123 million. Average diluted shares outstanding will decrease 6% to 37 million due to shares already repurchased under our current share buyback program. We expect diluted earnings per share will range between $3.20 and $3.50, with a midpoint of $3.35, which would be unchanged from 2015.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
During 2015, we made a change to our segment reporting. Our Components segment now includes our sensors and handpieces product line, which we previously included in the Medical Devices segment. This product line consists of manufactured ultrasonic and optical sensors as well as surgical handpieces distributed to medical OEMs. Since the customer base is different from the sale of medical pumps directly to end users, the chief operating decision maker is now reviewing performance and assessing the allocation of resources of this product line as part of the Components segment. Sales of sensors and handpieces were $25 million in 2015. All amounts have been restated to present sensors and handpieces within Components.
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
Aircraft Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	April 2, 2016	April 4, 2015	$ Variance	% Variance	April 2, 2016	April 4, 2015	$ Variance	% Variance
Net sales - military aircraft	$132	$134	$(3)	(2%)	$252	$260	$(8)	(3%)
Net sales - commercial aircraft	144	140	4	3%	279	281	$(2)	(1%)
	$276	$274	$1	1%	$531	$541	$(10)	(2%)
Operating profit	$19	$22	$(3)	(15%)	37	47	$(10)	(21%)
Operating margin	6.9%	8.1%			7.0%	8.7%
Backlog					$625	$691	$(66)	(9%)
Aircraft Controls' net sales were comparable in the second quarters of 2016 and 2015; however, net sales decreased in the first half of 2016 compared to the first half of 2015.
In the second quarter of 2016 compared to the second quarter of 2015, commercial OEM sales to Airbus increased $8 million, due to the ramp up of the A350 program. This increase was partially offset by $3 million of lower sales to Boeing and $3 million of lower business jet sales. Also, sales in military aircraft decreased. Sales decreased $5 million due to lower volumes for the V-22 program and decreased $3 million due to slowdowns in various aftermarket programs. However, sales for foreign military aircraft increased $6 million compared to the prior year's quarter.
In the first half of 2016 compared to the first half of 2015, military aircraft sales decreased. The V-22 program decreased $10 million and various aftermarket programs decreased, in aggregate, $5 million. These declines were partially offset by $4 million of higher sales for foreign military aircraft. Additionally, sales in our commercial market decreased as Boeing and business jet programs each decreased $5 million. However, sales to Airbus increased $10 million, driven by higher A350 program sales.
Operating margin for the second quarter and for the first half of 2016 declined compared to the second quarter and the first half of 2015. Research and development expenses increased $9 million and $14 million, respectively, largely associated with the ramp up of the Embraer E-2 and Airbus A350 programs. Additionally, we incurred $6 million of restructuring charges related to exiting a product line in the second quarter of 2016. We expect these actions will provide an aggregate benefit of $5 million over the next four quarters. However, an improved sales mix due to higher amounts of foreign military sales and lower operating costs partially offset the margin pressures. The operating profit in the first half of 2016 also included $2 million of benefits from restructuring activities in 2015. The year-to-date savings of last year's restructuring activities are approximately half of our total expected annual benefits. Our expected annual benefits are approximately 80% of our original annual expected benefits as we have revised our workforce planning.
The decrease of twelve-month backlog for Aircraft Controls at April 2, 2016 compared to April 4, 2015 is primarily due to the timing of certain commercial orders as well as work completed on military programs.

2016 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 4% to $1.13 billion in 2016. Commercial OEM aircraft sales are expected to increase 11%, due primarily to the continued ramp up of the Airbus A350 program. We expect that commercial aftermarket sales will continue to decline due to the lower levels of Boeing 787 initial provisioning sales. We expect military sales will decline 2% in 2016, as lower V-22 and military aftermarket sales offset higher F-35 production sales. We expect our operating margin will decrease to 8.5% in 2016 from 9.2% in 2015. Our operating margin will be negatively affected by our second quarter restructuring expenses, as well as continued unfavorable sales mix associated with lower amounts of military and commercial aftermarket sales. Additionally, our research and development costs will increase due to the continued spend on the A350 and the Embraer E-2 programs. However, we expect that lower costs, including the benefits from both of our recent restructuring actions, will offset some of the margin pressures.

Space and Defense Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	April 2, 2016	April 4, 2015	$ Variance	% Variance	April 2, 2016	April 4, 2015	$ Variance	% Variance
Net sales	$89	$93	$(4)	(4%)	$172	$193	$(21)	(11%)
Operating profit	$13	$5	$8	172%	$25	$14	$12	85%
Operating margin	15.0%	5.3%			14.7%	7.1%
Backlog					$254	$238	$16	7%
Space and Defense Controls' net sales decreased in the second quarter and in the first half of 2016 compared to the same periods of 2015 due to declines in our space market.
Sales in our space market decreased $6 million in the second quarter of 2016 compared to the second quarter of 2015, due primarily to the completion of prior year satellite contracts. Higher sales for military vehicles increased our defense market sales $2 million.
For the first half of 2016 compared to the first half of 2015, sales in our space market decreased $19 million, due primarily to satellite and launch vehicle contracts winding down. Within our defense market, sales decreased $3 million due to lower sales volumes on missile systems and security products, partially offset by higher defense controls sales for military vehicles.
Operating margin increased in the second quarter of 2016 compared to the second quarter of 2015. Contributing to the increase was the absence of an $8 million out-of-period adjustment to correct an accounting error in the second quarter of 2015. Additionally, operating margin increased as we had lower operating expenses in 2016 due to various cost containment activities. Partly offsetting the increases was a decline in operating margin due to the lower sales volumes.
Operating margin increased in the first half of 2016 compared to the first half of 2015, primarily due to the absence of last year's out-of-period adjustment as well as the absence of an inventory obsolescence charge. Additionally, we benefited from an improved sales mix in 2016. The operating profit in the first half of 2016 also included $3 million of benefits from restructuring activities in 2015. These year-to-date savings are approximately 60% of our original total expected annual benefits and are in line with our expectations.
The higher level of twelve-month backlog for Space and Defense Controls at April 2, 2016 compared to April 4, 2015 is due to higher orders in launch vehicles and naval programs.
2016 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to decrease 2% to $375 million in 2016. We expect sales declines in our space market as sales for satellite programs are lower. Partially offsetting the declines are expected increases in our defense market, driven by increased naval sales. We expect our operating margin will increase to 12.7% in 2016 from 8.7% in 2015 as the 2015 accounting correction does not repeat and as we benefit from our 2015 restructuring actions.

Industrial Systems

	Three Months Ended				Six Months Ended
(dollars in millions)	April 2, 2016	April 4, 2015	$ Variance	% Variance	April 2, 2016	April 4, 2015	$ Variance	% Variance
Net sales	$128	$129	$(1)	(1%)	$253	$263	$(9)	(3%)
Operating profit	$13	$13	$1	5%	$27	$26	$1	4%
Operating margin	10.3%	9.8%			10.6%	9.9%
Backlog					$175	$185	$(10)	(5%)
Industrial Systems' net sales decreased slightly in the second quarter of 2016 compared to the second quarter of 2015. Weaker foreign currencies, in particular the Brazilian Real relative to the U.S. dollar, resulted in $3 million of the sales decline. Excluding the currency effects, sales increased $3 million due to higher sales volumes to flight simulation customers.
Industrial Systems' net sales decreased in the first half of 2016 compared to the first half of 2015. Weaker foreign currencies, in particular the Euro and the Brazilian Real relative to the U.S. dollar, resulted in a $14 million sales decline. Excluding the currency effects, Industrial Systems' sales increased $5 million, as simulation programs increased $10 million, but were partially offset by $3 million of lower energy sales and $2 million of lower industrial automation sales. Simulation programs increased due to higher sales volumes to flight simulation customers. Sales in our energy market decreased due to the continued unfavorable macro-economic conditions related to the significant decline in the price of crude oil. Additionally, sales decreased in our industrial automation market due to the continuing economic weakness in our markets resulting in lower demand for our products.
Operating margin increased in both the second quarter and the first half of 2016 compared to the same periods of 2015. Operating profit included $2 million and $3 million, respectively, of benefits from our 2015 restructuring activities. These year-to-date savings are approximately 45% of our original total expected annual benefits and are in line with our expectations. Partly offsetting the operating margin improvements was an unfavorable sales mix in our energy and industrial automation markets in the first half of 2016 compared to the first half of 2015. We also incurred $1 million of additional restructuring expense in the second quarter of 2016.
The lower level of twelve-month backlog in Industrial Systems at April 2, 2016 compared to April 4, 2015 is due the completion of simulation orders as well as lower energy orders related to the decline in the energy market.
2016 Outlook for Industrial Systems – We expect sales in Industrial Systems to decrease 5% to $495 million in 2016. We expect that the impacts of the weaker foreign currencies relative to the U.S. dollar, as well as the evolving global economic conditions, will continue to reduce our sales. We expect our operating margin will increase to 9.2% in 2016 from 8.6% in 2015, as we benefit from both our recent restructuring actions and our cost containment actions.

Components

	Three Months Ended				Six Months Ended
(dollars in millions)	April 2, 2016	April 4, 2015	$ Variance	% Variance	April 2, 2016	April 4, 2015	$ Variance	% Variance
Net sales	$94	$115	$(21)	(18%)	$173	$223	$(49)	(22%)
Operating profit	$8	$16	$(8)	(47%)	$13	$33	$(20)	(60%)
Operating margin	8.9%	13.8%			7.5%	14.8%
Backlog					$165	$175	$(10)	(6%)
Components' net sales decreased across all of our markets in the second quarter and in the first half of 2016 compared to the same periods of 2015.
Within our non-aerospace and defense market, sales decreased $15 million in the second quarter of 2016 and $36 million in the first half of 2016 compared to the same periods of 2015. Sales in our energy market declined $10 million and $20 million, respectively, due to the macro-economic conditions centered around the significant decline in the price of crude oil and the resulting lower demand for our marine products. Additionally, sales declined $3 million and $9 million, respectively, in our medical market due in part to a lower price point for a key customer's next generation sleep apnea product that we will continue to support. Also, sales declined $3 million and $7 million, respectively, in our industrial market due to unfavorable macro-economic industrial conditions. Within our aerospace and defense market, sales decreased $6 million and $13 million, respectively, due primarily to lower amounts of aftermarket sales.
Operating margin declined in the second quarter and in the first half of 2016 compared to the same periods of 2015. The decreases are due, in part, to lower demand for our marine energy products resulting from the significant decline in the price of crude oil. Operating margin in the first half of 2016 was also negatively affected by lower sales in our medical market and unfavorable timing of sales in our military market. Additionally, we incurred $1 million of restructuring expense in the second quarter of 2016.
The twelve-month backlog at April 2, 2016 declined compared to the level at April 4, 2015 due to reduced orders for our aircraft, marine energy and industrial products.
2016 Outlook for Components – We expect sales to decrease 17% to $365 million in 2016 due to continued declines in our energy, medical and industrial markets. Partially offsetting these declines is expected growth in our space and defense market, driven by improved defense vehicle sales. We expect our operating margin will decrease to 10.0% in 2016 from 13.4% in 2015. We will continue to be negatively impacted by macro-economic conditions reducing the demand for products in our energy and industrial markets in 2016.

Medical Devices

	Three Months Ended				Six Months Ended
(dollars in millions)	April 2, 2016	April 4, 2015	$ Variance	% Variance	April 2, 2016	April 4, 2015	$ Variance	% Variance
Net sales	$24	$25	$(1)	(5%)	$50	$49	$2	4%
Operating profit	$3	$1	$2	257%	$6	$3	$3	91%
Operating margin	10.6%	2.8%			11.6%	6.3%
Backlog					$8	$7	$—	5%
Medical Devices' net sales in the second quarter and first half of 2016 were negatively affected by lost sales from operations sold in 2015. These operations contributed $2 million of sales in the second quarter of 2015 and $3 million of sales in the first half of 2015.
In the first half of 2016 compared to the first half of 2015, sales for IV products increased $3 million, due to higher shipments of IV pumps, as we continued the replacement of competitors' older products in the U.S. home healthcare market. Enteral sales also increased $2 million, due to higher sales volumes of enteral pumps.
Operating margin in the second quarter and in the first half of 2016 increased compared to the second quarter and the first half of 2015 due to the absence of last year's $1 million loss on the sale of two small operations. In addition, we benefited from higher sales volumes, primarily for our IV products, a more favorable sales mix across both of our IV and enteral products and lower material costs.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2016 Outlook for Medical Devices – We expect sales to increase slightly to $102 million in 2016. We expect that sales will increase due to improved enteral and IV product sales. However, this growth will be offset by a reduction related to the operations we sold in 2015. We expect our operating margin will increase to 11.4% in 2016 from 8.7% in 2015 as we continue to benefit from an improved cost structure and incremental margin contribution from higher sales volumes.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
(dollars in millions)	April 2, 2016	April 4, 2015	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$78	$132	$(53)	(40%)
Investing activities	(38)	(34)	(3)	10%
Financing activities	(5)	(46)	41	(89%)
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At April 2, 2016, our cash balance was $348 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. If we determined repatriation of foreign funds was necessary, we would then be required to pay U.S. income taxes on those funds.
Operating activities
Net cash provided by operating activities decreased in the first half of 2016 compared to the same period of 2015. Unfavorable timing of payments and collections across our segments used $58 million more of cash compared to a year ago. Additionally, we made $8 million more in pension contributions. Partially offsetting the increases in these uses of cash was $14 million more of cash provided by customer advances, primarily in Aircraft Controls.
Investing activities
Net cash used by investing activities in the first half of 2016 included $28 million for capital expenditures and $11 million as partial payment for the Linear acquisition. Net cash used by investing activities in the first half of 2015 included $38 million for capital expenditures.
We expect our 2016 capital expenditures to be approximately $80 million, as we support major program-related tooling and test equipment expenditures, primarily in commercial aircraft.
Financing activities
In the six months ending April 2, 2016, we repurchased 0.5 million shares through our stock repurchase program for $22 million, which was funded by our credit facility.
In the first six months ending April 4, 2015, we repurchased 2.6 million shares through our stock repurchase program for $186 million, which was funded by our credit facility as well as cash from operations.
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
Our U.S. revolving credit facility has a capacity of $1,100 million and matures on May 22, 2019. It also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $703 million at April 2, 2016. Interest on the outstanding credit facility borrowings is principally based on LIBOR plus the applicable margin, which was 1.88% at April 2, 2016 and will decrease to 1.63% during the third quarter of 2016. The credit facility is secured by substantially all of our U.S. assets.
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
At April 2, 2016, we had $391 million of unused capacity, including $379 million from the U.S. revolving credit facility after considering standby letters of credit. However, our leverage ratio covenant limits our borrowing capacity to $324 million as of April 2, 2016.
We have a trade receivables securitization facility (the "Securitization Program"), which terminates on April 13, 2018. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program effectively increases our borrowing capacity by up to $120 million and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. We had an outstanding balance of $100 million at April 2, 2016. The Securitization Program has a minimum borrowing requirement, which was $80 million at April 2, 2016. Interest on the secured borrowings under the Securitization Program was 1.19% at April 2, 2016 and is based on 30-day LIBOR plus an applicable margin.
Net debt to capitalization was 42% at April 2, 2016 and 44% at October 3, 2015. The decrease in net debt to capitalization is primarily due to our net earnings and positive cash flow.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
The Board of Directors authorized a share repurchase program beginning in January 2014 that includes both Class A and Class B common shares, and allows us to buy up to an aggregate 13.0 million common shares. Under this program, we have purchased approximately 9.3 million shares for $633 million as of April 2, 2016.

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
Reductions in the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the Budget Control Act of 2011, will have ongoing ramifications for the domestic aerospace and defense market for the near future. The automatic spending limitations (which is generally referred to as sequestration) of approximately $500 billion through the Federal Government's 2021 fiscal year will present challenges over the next decade, as uncertainty remains with respect to the levels of defense spending. We believe that lower U.S. defense spending is affecting our military sales. Currently, we expect approximately $670 million of U.S. defense sales in 2016.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-quarter of our 2015 sales were denominated in foreign currencies. During the first six months of 2016, average foreign currency rates generally weakened against the U.S. dollar compared to 2015. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $24 million compared to the same period one year ago.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended April 2, 2016.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
January 3, 2016 - January 31, 2016	2,579	$57.92	—	4,202,555
February 1, 2016 - February 29, 2016	371,659	40.74	366,200	3,836,355
March 1, 2016 - April 2, 2016	162,582	45.05	160,000	3,676,355
Total	536,820	$42.13	526,200	3,676,355

(1)
Reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. RSP as follows: 2,421 shares at $57.91 per share during January; 5,459 shares at $43.78 per share during February; and 2,582 shares at $44.70 per share during March. Excluded above is the SERP Trust purchase of 50,000 shares from the SECT.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In January, we accepted delivery of 158 shares at $58.03 per share, in connection with the exercise of equity-based awards.

(3)
In August 2014, the Board of Directors authorized a share repurchase program. The program permitted the purchase of up to 5,000,000 shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In August 2015, the Board of Directors authorized an additional repurchase of up to 4,000,000 shares of Class A or Class B common stock at management's discretion, under identical terms and conditions. In February, we purchased 366,200 Class A shares at an average price of $40.70 per share. In March, we purchased 160,000 Class A shares at an average price of $45.06 per share.

Item 6. Exhibits.

(a)	Exhibits
	10.1	Moog Inc. Defined Contribution Supplemental Executive Retirement Plan.
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
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

Moog Inc.

(Registrant)

Date:	May 2, 2016	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2016	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2016	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)