Form 10-Q
period 2016-07-02
MOOG INC.
filed 2016-08-01
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of July 26, 2016 was:
Class A common stock, $1.00 par value, 32,538,249 shares
Class B common stock, $1.00 par value, 3,337,934 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	July 2, 2016	October 3, 2015
ASSETS
Current assets
Cash and cash equivalents	$394,429	$309,853
Receivables	647,987	698,419
Inventories	500,734	493,360
Deferred income taxes	93,121	91,210
Prepaid expenses and other current assets	36,415	34,653
Total current assets	1,672,686	1,627,495
Property, plant and equipment, net of accumulated depreciation of $713,435 and $677,168, respectively	518,233	536,756
Goodwill	746,590	737,212
Intangible assets, net	119,284	143,723
Other assets	43,932	41,285
Total assets	$3,100,725	$3,086,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,377	$83
Current installments of long-term debt	184	34
Accounts payable	150,091	165,973
Accrued salaries, wages and commissions	124,898	125,270
Customer advances	174,700	167,423
Contract loss reserves	31,413	30,422
Other accrued liabilities	102,432	116,300
Total current liabilities	585,095	605,505
Long-term debt, excluding current installments	1,108,438	1,075,067
Long-term pension and retirement obligations	288,732	348,239
Deferred income taxes	77,803	60,209
Other long-term liabilities	3,107	2,919
Total liabilities	2,063,175	2,091,939
Commitments and contingencies (Note 17)	—	—
Redeemable noncontrolling interest	7,875	—
Shareholders’ equity
Common stock	51,280	51,280
Other shareholders' equity	978,395	943,252
Total shareholders’ equity	1,029,675	994,532
Total liabilities and shareholders’ equity	$3,100,725	$3,086,471
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$613,260	$634,539	$1,792,859	$1,902,308
Cost of sales	429,598	443,963	1,268,550	1,354,264
Gross profit	183,662	190,576	524,309	548,044
Research and development	36,006	34,157	110,535	96,882
Selling, general and administrative	88,553	90,733	254,318	280,718
Interest	8,662	7,916	25,919	20,953
Restructuring	(39)	6,604	8,303	6,604
Other	(1,082)	442	(2,600)	1,327
Earnings before income taxes	51,562	50,724	127,834	141,560
Income taxes	15,916	14,393	35,121	37,871
Net earnings attributable to common shareholders and noncontrolling interest	$35,646	$36,331	$92,713	$103,689

Net earnings (loss) attributable to noncontrolling interest	(665)	—	(889)	—

Net earnings attributable to common shareholders	$36,311	$36,331	$93,602	$103,689

Net earnings per share attributable to common shareholders
Basic	$1.01	$0.95	$2.57	$2.62
Diluted	$1.00	$0.94	$2.55	$2.59

Average common shares outstanding
Basic	36,038,340	38,389,629	36,411,428	39,555,423
Diluted	36,267,975	38,744,620	36,663,165	39,963,142
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net earnings attributable to common shareholders and noncontrolling interest	$35,646	$36,331	$92,713	$103,689
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(25,439)	12,067	(33,683)	(68,212)
Retirement liability adjustment	5,313	3,498	14,396	14,988
Change in accumulated income (loss) on derivatives	(2,327)	465	(1,396)	392
Other comprehensive income (loss), net of tax	(22,453)	16,030	(20,683)	(52,832)
Comprehensive income	$13,193	$52,361	$72,030	$50,857
Comprehensive income (loss) attributable to noncontrolling interest	(665)	—	(889)	—
Comprehensive income attributable to common shareholders	$13,858	$52,361	$72,919	$50,857
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	July 2, 2016	July 4, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings attributable to common shareholders and noncontrolling interest	$92,713	$103,689
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	58,674	59,468
Amortization	16,485	19,010
Deferred income taxes	7,765	14,569
Equity-based compensation expense	2,794	4,569
Other	6,967	4,212
Changes in assets and liabilities providing (using) cash:
Receivables	43,214	51,547
Inventories	(9,959)	(4,763)
Accounts payable	(16,456)	7,332
Customer advances	9,689	(5,008)
Accrued expenses	(7,106)	(21,182)
Accrued income taxes	686	(8,205)
Net pension and post retirement liabilities	(38,828)	(23,817)
Other assets and liabilities	(5,858)	5,407
Net cash provided by operating activities	160,780	206,828
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(11,016)	—
Purchase of property, plant and equipment	(42,605)	(57,712)
Other investing transactions	1,164	12,597
Net cash used by investing activities	(52,457)	(45,115)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term repayments	—	(3,337)
Proceeds from revolving lines of credit	274,670	335,185
Payments on revolving lines of credit	(261,570)	(425,185)
Proceeds from long-term debt	20,000	—
Payments on long-term debt	(10,047)	(5,250)
Proceeds from senior notes, net of issuance costs	—	294,430
Proceeds from sale of treasury stock	2,229	11,437
Purchase of outstanding shares for treasury	(42,203)	(297,417)
Proceeds from sale of stock held by SECT	2,897	7,328
Purchase of stock held by SECT	(1,634)	(12,121)
Purchase of stock held by SERP Trust	(2,300)	(7,328)
Excess tax benefits from equity-based payment arrangements	442	5,973
Other financing transactions	(1,909)	—
Net cash used by financing activities	(19,425)	(96,285)
Effect of exchange rate changes on cash	(4,322)	(19,276)
Increase in cash and cash equivalents	84,576	46,152
Cash and cash equivalents at beginning of period	309,853	231,292
Cash and cash equivalents at end of period	$394,429	$277,444
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Nine Months Ended July 2, 2016
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended July 2, 2016 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 3, 2015. All references to years in these financial statements are to fiscal years.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU is intended to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and the International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations. The provisions of this ASU are effective for fiscal years beginning after December 15, 2014 and interim periods within those fiscal years. We adopted this amendment in the first quarter of 2016. The adoption of this standard did not have any impact on our financial statements.
Note 2 - Acquisition and Divestiture
In 2016, we acquired a 70% ownership in Linear Mold and Engineering, a Livonia, Michigan-based company specializing in metal additive manufacturing that provides engineering, manufacturing and production consulting services to customers across a wide range of industries, including aerospace, defense, energy and industrial. The purchase price, net of acquired cash, was $22,765 consisting of $11,016 in cash, issuance of a $1,280 unsecured note and assumption of $10,469 of debt. The acquisition also includes a redeemable noncontrolling interest in the remaining 30%, which is exercisable beginning three years from the date of acquisition. This acquisition is included in our Aircraft Controls segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.
In 2015, we sold the Rochester, New York and Erie, Pennsylvania life sciences operations of our Medical Devices segment for $2,988 in cash.

Note 3 - Receivables
Receivables consist of:

	July 2, 2016	October 3, 2015
Accounts receivable	$273,918	$291,188
Long-term contract receivables:
Amounts billed	122,219	113,565
Unbilled recoverable costs and accrued profits	243,071	286,395
Total long-term contract receivables	365,290	399,960
Other	12,923	12,557
Total receivables	652,131	703,705
Less allowance for doubtful accounts	(4,144)	(5,286)
Receivables	$647,987	$698,419
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
Note 4 - Inventories
Inventories, net of reserves, consist of:

	July 2, 2016	October 3, 2015
Raw materials and purchased parts	$192,187	$188,843
Work in progress	240,123	243,373
Finished goods	68,424	61,144
Inventories	$500,734	$493,360
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of July 2, 2016 or October 3, 2015.

Note 5 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Medical Devices	Total
Balance at October 3, 2015	$188,525	$158,213	$110,843	$217,763	$61,868	$737,212
Acquisitions	21,076	—	—	—	—	21,076
Foreign currency translation	(7,637)	(73)	(4,512)	591	(67)	(11,698)
Balance at July 2, 2016	$201,964	$158,140	$106,331	$218,354	$61,801	$746,590
Goodwill at July 2, 2016, in our Medical Devices reporting unit, is net of a $38,200 accumulated impairment loss.
The components of intangible assets are as follows:

		July 2, 2016		October 3, 2015
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$165,598	$(114,990)	$171,779	$(110,697)
Program-related	19	65,971	(25,586)	75,720	(27,463)
Technology-related	9	70,304	(51,056)	73,299	(49,723)
Marketing-related	9	25,116	(17,322)	25,997	(16,648)
Other	9	4,729	(3,480)	4,772	(3,313)
Intangible assets	12	$331,718	$(212,434)	$351,567	$(207,844)
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
Amortization of acquired intangible assets was $4,989 and $16,285 for the three and nine months ended July 2, 2016 and $5,994 and $18,788 for the three and nine months ended July 4, 2015. Based on acquired intangible assets recorded at July 2, 2016, amortization is expected to be approximately $21,000 in 2016, $17,500 in 2017, $16,800 in 2018, $15,200 in 2019 and $13,400 in 2020.

Note 6 - Indebtedness
Short-term borrowings consist of:

	July 2, 2016	October 3, 2015
Lines of credit	$97	$83
Other short-term debt	1,280	—
Short-term borrowings	$1,377	$83
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	July 2, 2016	October 3, 2015
U.S. revolving credit facility	$688,100	$675,000
Senior notes	300,000	300,000
Securitization program	120,000	100,000
Obligations under capital leases	522	101
Senior debt	1,108,622	1,075,101
Less current installments	(184)	(34)
Long-term debt	$1,108,438	$1,075,067
On June 28, 2016, we amended our U.S. revolving credit facility. The amendment extended the maturity of the credit facility to June 28, 2021. Our U.S. revolving credit facility has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $200,000 to the credit facility upon satisfaction of certain conditions. The credit facility is secured by substantially all of our U.S. assets.
On November 21, 2014, we completed the sale of $300,000 aggregate principal amount of 5.25% senior notes due December 1, 2022 at par with interest paid semiannually on June 1 and December 1 of each year. The aggregate net proceeds of $294,430 were used to repay indebtedness under our U.S. bank credit facility, thereby increasing the unused portion of our revolving credit facility.
On April 15, 2016, we amended the Securitization Program. The amendment increased our borrowing capacity to $120,000 and extended the maturity to April 13, 2018. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of July 2, 2016, our minimum borrowing requirement was $96,000.

Note 7 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Warranty accrual at beginning of period	$20,398	$17,618	$18,660	$19,953
Warranties issued during current year	2,609	2,358	7,952	6,057
Adjustments to pre-existing warranties	(879)	(391)	(1,227)	(1,976)
Reductions for settling warranties	(1,898)	(2,306)	(4,946)	(5,462)
Foreign currency translation	(350)	322	(559)	(971)
Warranty accrual at end of period	$19,880	$17,601	$19,880	$17,601
Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At July 2, 2016, we had interest rate swaps with notional amounts totaling $125,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.49%, including the applicable margin of 1.63% as of July 2, 2016. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times between December 5, 2016 and June 5, 2017.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso and the British pound, we had outstanding foreign currency forwards with notional amounts of $67,045 at July 2, 2016. These contracts mature at various times through March 2, 2018.
These interest rate swaps and foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCI). These deferred gains and losses are reclassified into the consolidated condensed statements of earnings during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2016 or 2015.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $115,916 at July 2, 2016. The foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net gain (loss)	$1,942	$(1,246)	$5,901	$(2,661)
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		July 2, 2016	October 3, 2015
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$328	$12
Foreign currency contracts	Other assets	119	39
	Total asset derivatives	$447	$51
Foreign currency contracts	Other accrued liabilities	$4,068	$1,755
Foreign currency contracts	Other long-term liabilities	116	572
Interest rate swaps	Other accrued liabilities	402	756
Interest rate swaps	Other long-term liabilities	—	268
	Total liability derivatives	$4,586	$3,351
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$2,823	$115
Foreign currency contracts	Other accrued liabilities	$241	$429

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
Our derivatives are valued using various pricing models or discounted cash flow analyses that incorporate observable market data, such as interest rate yield curves and currency rates, and are classified as Level 2 within the valuation hierarchy. Our Level 3 fair value liabilities typically represent contingent consideration recorded for acquisitions to be paid if various financial targets are met.
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2.

	Classification	July 2, 2016	October 3, 2015
Foreign currency contracts	Other current assets	$3,151	$127
Foreign currency contracts	Other assets	119	39
	Total assets	$3,270	$166
Foreign currency contracts	Other accrued liabilities	$4,309	$2,184
Foreign currency contracts	Other long-term liabilities	116	572
Interest rate swaps	Other accrued liabilities	402	756
Interest rate swaps	Other long-term liabilities	—	268
	Total liabilities	$4,827	$3,780
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At July 2, 2016, the fair value of long-term debt was $1,111,810 compared to its carrying value of $1,108,622. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans
Net periodic benefit costs for U.S. defined benefit pension plans consist of:

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$5,909	$5,909	$17,728	$17,726
Interest cost	9,415	8,508	28,244	25,523
Expected return on plan assets	(12,595)	(11,784)	(37,787)	(35,352)
Amortization of prior service cost (credit)	46	37	140	112
Amortization of actuarial loss	6,542	5,588	19,626	16,766
Pension expense for defined benefit plans	$9,317	$8,258	$27,951	$24,775
Net periodic benefit costs for foreign defined benefit pension plans consist of:

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$1,357	$1,553	$3,995	$4,529
Interest cost	1,245	1,271	3,711	3,640
Expected return on plan assets	(1,229)	(1,364)	(3,669)	(3,908)
Amortization of prior service cost (credit)	(20)	(12)	(58)	(37)
Amortization of actuarial loss	660	574	1,957	1,645
Pension expense for defined benefit plans	$2,013	$2,022	$5,936	$5,869
Net periodic benefit costs for the post-retirement health care benefit plan consists of:

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$40	$56	$121	$169
Interest cost	117	144	351	432
Amortization of actuarial gain	(143)	(26)	(429)	(79)
Net periodic postretirement benefit cost	$14	$174	$43	$522
Pension expense for the defined contribution plans consists of:

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
U.S. defined contribution plans	$3,832	$3,483	$10,632	$10,426
Foreign defined contribution plans	1,496	1,819	4,605	5,118
Total pension expense for defined contribution plans	$5,328	$5,302	$15,237	$15,544
Actual contributions for the nine months ended July 2, 2016 and anticipated additional 2016 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Foreign Plans	Total
Actual	$67,002	$5,711	$72,713
Anticipated	959	1,359	2,318
Total expected contributions	$67,961	$7,070	$75,031

Note 11 - Restructuring
In 2016, we initiated further restructuring actions in conjunction with exiting a product line within Aircraft Controls in the U.S. We have also taken actions as a result of the business outlook in specific markets and locations in Components and Industrial Systems that resulted in workforce reductions in Canada, Europe and the U.S. The expense for all of these actions consists of $4,581 of non-cash charges, primarily for writing off intangible assets, $3,242 for severance and $480 for facility closure.
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
Restructuring activity for severance and other costs by segment is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Medical Devices	Total
Balance at October 3, 2015	$3,047	$7,237	$4,003	$117	$142	$14,546
Charged to expense - 2016 plan	5,923	—	1,165	1,215	—	8,303
Adjustments to provision	(275)	(289)	79	—	—	(485)
Cash payments - 2014 plan	(11)	(604)	—	—	—	(615)
Cash payments - 2015 plan	(2,568)	(5,443)	(3,404)	(117)	(72)	(11,604)
Cash payments - 2016 plan	(939)	—	(998)	(1,173)	—	(3,110)
Non-cash charges - 2016 plan	(4,581)	—	—	—	—	(4,581)
Foreign currency translation	(31)	(18)	98	—	1	50
Balance at July 2, 2016	$565	$883	$943	$42	$71	$2,504
As of July 2, 2016, the restructuring accrual consists of $750 for the 2014 plan, $1,000 for the 2015 plan and $754 for the 2016 plan. Restructuring for all plans is expected to be paid by April 1, 2017, except portions classified as long-term liabilities based on payment arrangements.
Note 12 - Income Taxes
The effective tax rates for the three and nine months ended July 2, 2016 were 30.9% and 27.5%, respectively. The effective tax rates for the three and nine months ended July 4, 2015 were 28.4% and 26.8%, respectively. The effective tax rates for these periods are lower than the U.S. federal statutory tax rate primarily due to a significant portion of our earnings that come from foreign operations with lower tax rates and the recognition and timing of U.S. research and development tax credits. In addition, we also benefited from the reversal of accruals for certain tax exposures outside the U.S. whose statutes of limitations expired during these periods.

Note 13 - Shareholders’ Equity
The changes in shareholders’ equity for the nine months ended July 2, 2016 are summarized as follows:

		Number of Shares
	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,638,618	7,641,095
Conversion of Class B to Class A	—	28,183	(28,183)
End of Period	51,280	43,666,801	7,612,912

ADDITIONAL PAID-IN CAPITAL
Beginning of period	456,512
Equity-based compensation expense	2,794
Issuance of treasury shares	(349)
Adjustment to market - SECT, SERP and other	539
End of period	459,496

RETAINED EARNINGS
Beginning of period	1,579,794
Net earnings attributable to common shareholders	93,602
End of period	1,673,396

TREASURY STOCK
Beginning of period	(701,771)	(10,318,431)	(3,323,926)
Issuance of treasury shares	2,578	87,915	—
Purchase of treasury shares	(42,203)	(898,036)	—
End of period	(741,396)	(11,128,552)	(3,323,926)

STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(44,211)		(828,381)
Issuance of shares	2,897		64,676
Purchase of shares	(1,634)		(29,234)
Adjustment to market	328		—
End of period	(42,620)	—	(792,939)

SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(5,337)		(100,000)
Purchase of shares	(2,300)		(50,000)
Adjustment to market	(426)		—
End of period	(8,063)	—	(150,000)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(341,735)
Other comprehensive income (loss)	(20,683)
End of period	(362,418)
TOTAL SHAREHOLDERS' EQUITY	$1,029,675	32,538,249	3,346,047

The changes in AOCI, net of tax, by component for the nine months ended July 2, 2016 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCI at October 3, 2015	$(72,788)	$(266,910)	$(2,037)	$(341,735)
Other comprehensive income (loss) before reclassifications	(33,683)	958	(3,130)	(35,855)
Amounts reclassified from AOCI	—	13,438	1,734	15,172
Other comprehensive income (loss)	(33,683)	14,396	(1,396)	(20,683)
AOCI at July 2, 2016	$(106,471)	$(252,514)	$(3,433)	$(362,418)
The amounts reclassified from AOCI into earnings are as follows:

		Three Months Ended		Nine Months Ended
	Statement of earnings classification	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Retirement liability:
Prior service cost		$26	$25	$82	$73
Actuarial losses		7,098	6,093	21,154	18,362
Reclassification from AOCI into earnings		7,124	6,118	21,236	18,435
Tax effect		(2,610)	(2,254)	(7,798)	(6,795)
Net reclassification from AOCI into earnings		$4,514	$3,864	$13,438	$11,640
Derivatives:
Foreign currency contracts	Sales	$206	$(33)	$480	$3
Foreign currency contracts	Cost of sales	323	93	1,393	1,011
Interest rate swaps	Interest	154	322	624	1,062
Reclassification from AOCI into earnings		683	382	2,497	2,076
Tax effect		(181)	(157)	(763)	(784)
Net reclassification from AOCI into earnings		$502	$225	$1,734	$1,292
The amounts deferred in AOCI are as follows:

		Net deferral in AOCI - effective portion
		Three Months Ended		Nine Months Ended
	Statement of earnings classification	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Foreign currency contracts	Sales	$(2,946)	$677	$(3,461)	$276
Foreign currency contracts	Cost of sales	(664)	(641)	(407)	(68)
Interest rate swaps	Interest	(140)	(62)	(52)	(1,823)
Net loss		(3,750)	(26)	(3,920)	(1,615)
Tax effect		921	266	790	715
Net deferral in AOCI of derivatives		$(2,829)	$240	$(3,130)	$(900)

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
Note 15 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Basic weighted-average shares outstanding	36,038,340	38,389,629	36,411,428	39,555,423
Dilutive effect of equity-based awards	229,635	354,991	251,737	407,719
Diluted weighted-average shares outstanding	36,267,975	38,744,620	36,663,165	39,963,142
For the three and nine months ended July 2, 2016, there were 91,175 and 72,293 common shares subject to equity-based awards, respectively, excluded from the calculation of diluted earning per share as they would be anti-dilutive. There were no material anti-dilutive equity-based awards outstanding for the three and nine months ended July 4, 2015.

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
Below are sales and operating profit by segment for the three and nine months ended July 2, 2016 and July 4, 2015 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Nine Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales:
Aircraft Controls	$274,175	$270,339	$804,779	$811,103
Space and Defense Controls	90,764	95,266	262,579	288,477
Industrial Systems	130,103	130,581	383,526	393,092
Components	92,285	112,630	265,673	335,396
Medical Devices	25,933	25,723	76,302	74,240
Net sales	$613,260	$634,539	$1,792,859	$1,902,308
Operating profit:
Aircraft Controls	$30,532	$28,401	$67,705	$75,195
Space and Defense Controls	13,747	6,149	38,920	19,784
Industrial Systems	11,534	13,068	38,437	38,972
Components	10,754	14,966	23,839	47,828
Medical Devices	2,182	3,506	8,015	6,558
Total operating profit	68,749	66,090	176,916	188,337
Deductions from operating profit:
Interest expense	8,662	7,916	25,919	20,953
Equity-based compensation expense	875	603	2,794	4,569
Corporate and other expenses, net	7,650	6,847	20,369	21,255
Earnings before income taxes	$51,562	$50,724	$127,834	$141,560

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
We are contingently liable for $19,735 of standby letters of credit issued by a bank to third parties on our behalf at July 2, 2016.

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

Reviews for Impairment of Goodwill
During the fourth quarter of 2015, we transferred the management of our sensors and handpieces business from Medical Devices to Components. Accordingly, we performed an interim test on goodwill for impairment for our Medical Devices reporting unit. This reporting unit had $62 million of goodwill at October 3, 2015. The fair value of the Medical Devices reporting unit exceeded its carrying amount by 18%. Had we used a discount rate that was 100 basis points higher or a terminal growth rate that was 100 basis points lower than those we assumed, the fair value of this reporting unit would have exceeded its carrying amount by 4% and 10%, respectively.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU can be adopted using either a full retrospective or modified retrospective approach. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations." This ASU clarifies implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing." This ASU clarifies implementation guidance on licensing arrangements as well as the process of identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-11, "Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 pursuant to Staff announcements at the March 3, 2016 EITF Meeting." This ASU rescinds certain SEC paragraphs within ASC 605 and supersedes it with updated guidance found within Topic 606. Also, in May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This ASU is intended to clarify certain narrow aspects of the guidance found within the new revenue recognition standard. The provisions of each ASU are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, pursuant to the issuance of ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date,” in August 2015. These amendments are applicable to us beginning in the first quarter of 2019. We are currently evaluating the adoption of these standards on our financial statements.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended				Nine Months Ended
(dollars and shares in millions, except per share data)	July 2, 2016	July 4, 2015	$ Variance	% Variance	July 2, 2016	July 4, 2015	$ Variance	% Variance
Net sales	$613	$635	$(21)	(3%)	$1,793	$1,902	$(109)	(6%)
Gross margin	29.9%	30.0%			29.2%	28.8%
Research and development expenses	$36	$34	$2	5%	$111	$97	$14	14%
Selling, general and administrative expenses as a percentage of sales	14.4%	14.3%			14.2%	14.8%
Interest expense	$9	$8	$1	9%	$26	$21	$5	24%
Restructuring expense	$—	$7	$(7)	(101%)	$8	$7	$2	26%
Effective tax rate	30.9%	28.4%			27.5%	26.8%
Net earnings attributable to common shareholders	$36	$36	$—	—%	$94	$104	$(10)	(10%)
Diluted average common shares outstanding	36	39	(2)	(6%)	37	40	(3)	(8%)
Diluted earnings per share attributable to common shareholders	$1.00	$0.94	$0.06	6%	$2.55	$2.59	$(0.04)	(2%)
Net sales decreased in the third quarter of 2016 compared to the third quarter of 2015 driven by a $20 million decline in our Components segment and a $5 million decline in our Space and Defense segment. Aircraft Controls partly offset the declines by $4 million, due to higher commercial aircraft sales.
Net sales decreased in the first three quarters of 2016 compared to the first three quarters of 2015. With the exception of our Medical Devices segment, the rest of our segments' sales declined. Weaker foreign currencies, in particular the British Pound and the Euro relative to the U.S. dollar, contributed approximately 20% of the sales decline in the first three quarters of 2016.
Gross margin increased in the first three quarters of 2016 compared to the same period of 2015. We benefited from the absence of last year's $7 million correction of an out-of-period accounting adjustment in our Space and Defense Controls segment. In addition, our year-to-date restructuring benefits from actions taken in 2015 contributed $7 million of reduced costs. Also, our sales mix improved from higher amounts of foreign military sales in Aircraft Controls. However, the improvements were partly offset by an adverse sales mix in both Components and in Industrial Systems due to lower energy and industrial market sales.
Research and development expenses increased in the first three quarters of 2016 compared to the same periods of 2015. Within Aircraft Controls, research and development expenses increased $13 million as we had higher activity on the Embraer E-2 and the Airbus A350 programs.
In the first three quarters of 2016 compared to the first three quarters of 2015, selling, general and administrative expenses as a percentage of sales decreased. Most of the decline is attributable to an on-going focus on expense reduction across our segments. Additionally, we benefited $9 million from our 2015 restructuring activities.
In 2015, we incurred $15 million of restructuring expenses, primarily in Industrial Systems, Space and Defense Controls and Aircraft Controls. Through nine months of 2016, the total savings were $16 million, or 76% of our projected benefits for the year. In the second quarter of 2016, we incurred $8 million of restructuring expenses, primarily related to exiting a product line in Aircraft Controls. Through the third quarter of 2016, the total savings were $2 million, or 20% of our subsequent four-quarter benefits total.
In the first three quarters of 2016 compared to the first three quarters of 2015, interest expense increased $3 million due to higher levels of debt attributable to the funding of our share repurchase program. Additionally, interest expense increased $2 million due to higher interest rates following the issuance of our $300 million senior notes in November 2014.

In comparison to the U.S. statutory tax rate, our effective tax rates in 2016 and 2015 differ as a result of earnings being taxed in foreign jurisdictions with lower statutory tax rates. Additionally, our effective tax rates reflect the timing of enactment of the U.S. research and development tax credit, as well as the reversal of accruals for certain tax exposures outside of the U.S. whose statutes of limitations have expired.
Average common shares outstanding decreased in the third quarter and in the first nine months of 2016 compared to the same periods of 2015 due to our share buyback program. Since the Board of Directors amended the program in January 2014, we have repurchased ten million shares, and have three million additional shares available for repurchase under this program.
Other comprehensive loss in the third quarter of 2016 includes $25 million of foreign currency translation loss. In the third quarter of 2015, other comprehensive income included $12 million of foreign currency translation income. The negative change for foreign currency translation adjustments during this period is attributable to the changes in the British Pound and the Euro, which decreased $39 million in total. Other comprehensive loss in the first three quarters of 2016 includes $34 million of foreign currency translation loss. In the first three quarters of 2015, other comprehensive loss includes $68 million of foreign currency translation loss. The positive change for foreign currency translation adjustments during this period is due to changes in the the Euro, which increased $36 million.
2016 Outlook – We expect sales in 2016 to decrease 4% from fiscal 2015 to $2.42 billion. We expect sales declines in Components and Industrial Systems, as they are negatively impacted by global macro-economic conditions, particularly affecting our marine energy and industrial products. We also expect sales declines in Space and Defense Controls due to lower satellite sales. Partly offsetting the declines is anticipated growth in Aircraft Controls as the Airbus A350 program continues to ramp up. We expect an operating margin of 9.7%. The benefits of our 2015 and 2016 cost containment activities will drive margin expansion; however, the improvement will be offset by the effects of lower sales and an unfavorable sales mix in Components. We expect net earnings attributable to common shareholders will decrease 7% to $122 million. Average diluted shares outstanding will decrease 7% to 37 million due to shares already repurchased under our current share buyback program. We expect diluted earnings per share will range between $3.25 and $3.45, with a midpoint of $3.35, which would be flat with 2015.

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
Aircraft Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 2, 2016	July 4, 2015	$ Variance	% Variance	July 2, 2016	July 4, 2015	$ Variance	% Variance
Net sales - military aircraft	$134	$141	$(7)	(5%)	$386	$401	$(15)	(4%)
Net sales - commercial aircraft	140	129	11	8%	419	410	$9	2%
	$274	$270	$4	1%	$805	$811	$(6)	(1%)
Operating profit	$31	$28	$2	8%	$68	$75	$(7)	(10%)
Operating margin	11.1%	10.5%			8.4%	9.3%
Backlog					$590	$691	$(101)	(15%)
Aircraft Controls' net sales were comparable in the third quarter and in the first three quarters of 2016 and 2015; however, in both periods, commercial aircraft sales increased while military aircraft sales decreased.
In the third quarter of 2016 compared to the third quarter of 2015, commercial OEM sales increased $15 million while commercial aftermarket sales decreased $4 million. Commercial OEM sales for the Airbus A350 program increased $10 million due to the program's ramp and sales for Boeing programs increased $7 million due to higher deliveries. The lower aftermarket sales were due to lower levels of Boeing 787 initial provisioning and business jet aftermarket sales. In the third quarter of 2016, military OEM sales decreased $5 million across multiple programs due to lower levels of production. Also, military aftermarket sales declined $2 million across several programs.
In the first three quarters of 2016 compared to the same period of 2015, commercial OEM sales increased $14 while commercial aftermarket sales declined $5 million. Commercial OEM sales to Airbus increased $18 million due to the A350 program, and sales for Boeing programs increased $3 million. These increases were partially offset by lower sales on various business jet programs. The commercial aftermarket sales decline was driven by lower levels of Boeing 787 initial provisioning and business jet aftermarket sales. Within military aircraft, OEM sales decreased $9 million and aftermarket decreased $6 million. OEM sales on the V-22 program decreased $13 million. OEM sales also decreased $8 million across various other military programs. These declines were partially offset by $6 million of increased sales for foreign military aircraft and by $6 million of increased sales for the F-35 program. The decline in military aftermarket sales in the first three quarters of 2016 is largely due to work on the C-5 program winding down, partially offset by increased activity on F-35 aftermarket.
Operating margin increased in the third quarter of 2016 compared to the third quarter of 2015. We benefited from $3 million of restructuring benefits, with approximately one-half of the benefits associated with our 2015 restructuring actions and the other half associated with the benefits of exiting a product line earlier in 2016.
Operating margin declined in the first three quarters of 2016 compared to the first three quarters of 2015. Research and development expenses increased $13 million, largely associated with the Embraer E-2 and the Airbus A350 programs. Additionally, we incurred $6 million of restructuring charges related to exiting a product line in the second quarter of 2016. Partially offsetting the margin declines were savings related to our restructuring activities in both 2015 and 2016, which contributed $5 million of incremental operating profit. Additionally, an improved sales mix, due to higher amounts of foreign military sales, as well as lower operating costs also helped to offset the margin pressures.

The year-to-date savings related to our restructuring activities of 2015 are $3 million, or approximately 60% of our total expected annual benefits. Our current expected annual benefits are 90% of our original annual expected benefits, as we have revised our workforce planning. The year-to-date savings related to our restructuring actions of 2016 are $1 million and are in line with our total expected return.
The decrease of twelve-month backlog for Aircraft Controls at July 2, 2016 compared to July 4, 2015 is primarily due to changes in commercial OEM order patterns.
2016 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to remain at $1.09 billion in 2016. Commercial OEM aircraft sales are expected to increase 5%, due primarily to the continued ramp up of the Airbus A350 program. We expect that commercial aftermarket sales will decline due to the lower levels of Boeing 787 initial provisioning sales. We expect military sales will decline 4% in 2016, as lower V-22 and military aftermarket sales will be partially offset by higher F-35 production sales. We expect our operating margin will decrease to 8.5% in 2016 from 9.2% in 2015. Our operating margin will be negatively affected by our second quarter restructuring expenses, as well as increased research and development costs due to the continued spend on the A350 and the Embraer E-2 programs. However, we expect that lower costs, including the benefits from our recent restructuring actions, will offset some of the margin pressures.

Space and Defense Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 2, 2016	July 4, 2015	$ Variance	% Variance	July 2, 2016	July 4, 2015	$ Variance	% Variance
Net sales	$91	$95	$(5)	(5%)	$263	$288	$(26)	(9%)
Operating profit	$14	$6	$8	124%	$39	$20	$19	97%
Operating margin	15.1%	6.5%			14.8%	6.9%
Backlog					$238	$234	$4	2%
Space and Defense Controls' net sales decreased in the third quarter and in the first three quarters of 2016 compared to the same periods of 2015 as a result of declining sales in our space market.
Sales in our space market decreased $4 million in the third quarter of 2016 compared to the third quarter of 2015, due in part to the completion of prior year satellite contracts. For the first three quarters of 2016 compared to the first three quarters of 2015, sales in our space market decreased $23 million, due primarily to satellite and launch vehicle contracts winding down. Within our defense market, sales decreased $3 million in the first three quarters of 2016, driven primarily by lower sales volumes on missile systems.
Operating margin increased in the third quarter of 2016 compared to the third quarter of 2015. The absence of last year's $6 million of restructuring charges contributed to higher operating profit. In addition, we had lower costs in our security business. Also, the restructuring benefits resulting from last year's actions increased operating profit by $2 million.
Operating margin increased in the first three quarters of 2016 compared to the first three quarters of 2015. The absences of last year's $8 million out-of-period adjustment, as well as the prior year's $6 million restructuring expense contributed to the increase in operating profit. Additionally, the restructuring benefits associated with the prior year's expense increased operating profit by $5 million. These year-to-date savings match our original total expected annual benefits. Also, improved sales mix, primarily in our satellite business, contributed incremental profit.
The higher level of twelve-month backlog for Space and Defense Controls at July 2, 2016 compared to July 4, 2015 is due to higher orders for launch vehicles and naval and defense controls programs, partially offset by lower levels for missile systems.
2016 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to decrease 6% to $360 million in 2016. We expect sales declines in our space market due to lower than anticipated sales for satellite programs. We expect our operating margin will increase to 14.0% in 2016 from 8.7% in 2015, due to the absence of the 2015 accounting correction and the benefit from our 2015 restructuring actions.

Industrial Systems

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 2, 2016	July 4, 2015	$ Variance	% Variance	July 2, 2016	July 4, 2015	$ Variance	% Variance
Net sales	$130	$131	$—	—%	$384	$393	$(10)	(2%)
Operating profit	$12	$13	$(2)	(12%)	$38	$39	$(1)	(1%)
Operating margin	8.9%	10.0%			10.0%	9.9%
Backlog					$155	$185	$(30)	(16%)
Industrial Systems' net sales were comparable in the third quarters of 2016 and 2015.
Industrial Systems' net sales decreased in the first nine months of 2016 compared to the first nine months of 2015. Weaker foreign currencies, in particular the Euro and the Brazilian Real relative to the U.S. dollar, resulted in a $13 million sales decline. Excluding the currency effects, Industrial Systems' sales increased $4 million, as simulation programs increased $9 million, but were partially offset by $5 million of lower industrial automation sales. Simulation programs increased due to higher sales volumes to flight simulation customers. Sales decreased in our industrial automation market due to the continuing economic weakness in our markets resulting in lower demand for our products.
Operating margin decreased in the third quarter of 2016 compared to the third quarter of 2015. We were negatively affected in the quarter by an unfavorable sales mix due to lower sales in our non-renewable energy and industrial automation markets. Also, research and development expenses increased $1 million due to work on our next generation wind products. Partly offsetting the declines was $2 million of benefits from our 2015 restructuring activities.
Operating margin increased slightly in the first nine months of 2016 compared to the same period of 2015. Operating profit included $5 million of benefits from our 2015 restructuring activities. These year-to-date savings are approximately 70% of our original total expected annual benefits and are in line with our expectations. However, higher research and development expenses decreased operating profit by $3 million. Additionally, an unfavorable sales mix in our energy and industrial automation markets in the first nine months of 2016 negatively affected operating profit. We also incurred $1 million of additional restructuring expense in the second quarter of 2016.
The lower level of twelve-month backlog in Industrial Systems at July 2, 2016 compared to July 4, 2015 is due to the completion of simulation orders as well as lower energy orders related to the decline in the energy market.
2016 Outlook for Industrial Systems – We expect sales in Industrial Systems to decrease 3% to $505 million in 2016. We expect that the impacts of the weaker foreign currencies relative to the U.S. dollar, as well as the evolving global economic conditions, will continue to negatively impact our sales. We expect our operating margin will increase to 9.8% in 2016 from 8.6% in 2015, as we benefit from both our recent restructuring actions and our cost containment activities.

Components

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 2, 2016	July 4, 2015	$ Variance	% Variance	July 2, 2016	July 4, 2015	$ Variance	% Variance
Net sales	$92	$113	$(20)	(18%)	$266	$335	$(70)	(21%)
Operating profit	$11	$15	$(4)	(28%)	$24	$48	$(24)	(50%)
Operating margin	11.7%	13.3%			9.0%	14.3%
Backlog					$165	$165	$—	—%
Components' net sales decreased across all of our markets in the third quarter and in the first three quarters of 2016 compared to the same periods of 2015.
Within our non-aerospace and defense market, sales in our energy, our industrial and our medical markets decreased in total by $14 million in the third quarter of 2016 and $50 million in the first nine months of 2016 compared to the same periods of 2015. Within our energy market, sales declined $8 million and $28 million, respectively, due to the macro-economic conditions centered around the significant decline in the price of crude oil and the resulting lower demand for our marine products. Also, sales declined $4 million and $11 million, respectively, in our industrial market due to unfavorable order timing and due to macro-economic industrial conditions. Additionally, sales declined $1 million and $11 million, respectively, in our medical market due in part to a lower price point for a key customer's next generation sleep apnea product. Within our aerospace and defense market, sales decreased $7 million and $20 million, respectively, due primarily to lower demand for aftermarket products and lower orders for our space and defense products.
Operating margin declined in the third quarter and in the first three quarters of 2016 compared to the same periods of 2015. The decreases are due, in part, to lower demand for our marine energy products resulting from the significant decline in the price of crude oil. Operating margin in the first nine months of 2016 was also negatively affected by lower sales in our medical and our military markets.
The twelve-month backlog at July 2, 2016 is comparable to the level at July 4, 2015, as higher orders for our defense market are offset by lower orders in our marine energy market.
2016 Outlook for Components – We expect sales to decrease 17% to $365 million in 2016 across all of our markets. We expect our operating margin will decrease to 10.0% in 2016 from 13.4% in 2015. We will continue to be negatively impacted by macro-economic conditions reducing the demand for products in our energy and industrial markets in 2016.

Medical Devices

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 2, 2016	July 4, 2015	$ Variance	% Variance	July 2, 2016	July 4, 2015	$ Variance	% Variance
Net sales	$26	$26	$—	1%	$76	$74	$2	3%
Operating profit	$2	$4	$(1)	(38%)	$8	$7	$1	22%
Operating margin	8.4%	13.6%			10.5%	8.8%
Backlog					$8	$6	$2	36%
Medical Devices' net sales were comparable in the third quarter of 2016 and 2015.
In the first three quarters of 2016, Medical Devices' net sales increased compared to the first three quarters of 2015. Enteral sales increased $3 million, due to higher sales volumes of enteral pumps and sets. Sales for IV products also increased $2 million, due to higher shipments of IV pumps, driven by the replacement of competitors' older products in the U.S. home healthcare market. In 2015, we had $3 million of sales associated with the sold operations.
Operating margin in the third quarter of 2016 declined compared to the third quarter of 2015, driven by higher development costs for our next generation pump products. Operating margin in the first three quarters of 2016 increased compared to the same period of 2015. We benefited from higher sales volumes, primarily for our IV products, as well as a more favorable sales mix across both of our IV and enteral products.
Twelve-month backlog for Medical Devices is not as substantial relative to sales as compared to our other segments, reflecting the shorter order-to-shipment cycle for this line of business.
2016 Outlook for Medical Devices – We expect sales to increase 4% to $102 million in 2016. We expect that sales will increase due to improved enteral and IV product sales. Excluding the impact of the sold operations in 2015, sales are expected to increase 7% organically in 2016. We expect our operating margin will increase to 11.4% in 2016 from 8.7% in 2015 as we continue to benefit from an improved cost structure and incremental margin contribution from higher sales volumes.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
(dollars in millions)	July 2, 2016	July 4, 2015	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$161	$207	$(46)	(22%)
Investing activities	(52)	(45)	(7)	16%
Financing activities	(19)	(96)	77	(80%)
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At July 2, 2016, our cash balance was $394 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. If we determined repatriation of foreign funds was necessary, we would then be required to pay U.S. income taxes on those funds.
Operating activities
Net cash provided by operating activities decreased in the first three quarters of 2016 compared to the same period of 2015. Unfavorable timing of payments and collections across all of our segments used $32 million more of cash compared to a year ago. Additionally, we contributed an additional $19 million in pension contributions in the first three quarters of 2016. Partially offsetting the increases in these uses of cash was $15 million more of cash provided by customer advances, primarily in Aircraft Controls.
Investing activities
Net cash used by investing activities in the first nine months of 2016 included $43 million for capital expenditures and $11 million as partial payment for the Linear Mold and Engineering acquisition. Net cash used by investing activities in the first nine months of 2015 included $58 million for capital expenditures. However in the first nine months of 2015, investment activities provided $7 million of cash as we liquidated retirement plan investments in order to purchase our stock. Additionally, investment activities in 2015 included the proceeds from the sale of two small operations.
We expect our 2016 capital expenditures to be $70 million, as we support major program-related tooling and test equipment expenditures, primarily in commercial aircraft, as well as purchasing an offshore facility that is currently being leased.
Financing activities
In the nine months ending July 2, 2016, we repurchased approximately 850,000 shares through our stock repurchase program for $39 million, averaging $46 per share, which was funded by our credit facility.
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
On June 28, 2016, we amended our U.S. revolving credit facility. This amendment extended the maturity to June 28, 2021. The U.S. revolving credit facility has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $688 million at July 2, 2016. Interest on the outstanding credit facility borrowings is principally based on LIBOR plus the applicable margin, which was 1.63% at July 2, 2016. The credit facility is secured by substantially all of our U.S. assets.
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
At July 2, 2016, we had $404 million of unused capacity, including $392 million from the U.S. revolving credit facility after considering standby letters of credit. However, our leverage ratio covenant limits our total borrowing capacity to $369 million as of July 2, 2016.
We have a trade receivables securitization facility (the "Securitization Program"), which terminates on April 13, 2018. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program effectively increases our borrowing capacity by up to $120 million and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. We had an outstanding balance of $120 million at July 2, 2016. The Securitization Program has a minimum borrowing requirement, which was $96 million at July 2, 2016. Interest on the secured borrowings under the Securitization Program was 1.34% at July 2, 2016 and is based on 30-day LIBOR plus an applicable margin.
Net debt to capitalization was 41% at July 2, 2016 and 44% at October 3, 2015. The decrease in net debt to capitalization is primarily due to our net earnings and positive cash flow.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
The Board of Directors authorized a share repurchase program beginning in January 2014 that includes both Class A and Class B common shares, and allows us to buy up to an aggregate 13 million common shares. Under this program, we have purchased 9.6 million shares for $650 million as of July 2, 2016.

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
Reductions in the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the Budget Control Act of 2011, will have ongoing ramifications for the domestic aerospace and defense market for the near future. The automatic spending limitations (which is generally referred to as sequestration) of approximately $500 billion through the Federal Government's 2021 fiscal year will present challenges over the next decade, as uncertainty remains with respect to the levels of defense spending. We believe that lower U.S. defense spending is affecting our military sales. Currently, we expect approximately $645 million of U.S. defense sales in 2016.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-quarter of our 2015 sales were denominated in foreign currencies. During the first nine months of 2016, average foreign currency rates generally weakened against the U.S. dollar compared to 2015. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $22 million compared to the same period one year ago.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended July 2, 2016.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
April 3, 2016 - April 30, 2016	144	$48.86	—	3,676,355
May 1, 2016 - May 31, 2016	325,239	52.39	324,346	3,352,009
June 1, 2016 - July 2, 2016	2,211	53.84	—	3,352,009
Total	327,594	$52.39	324,346	3,352,009

(1)
Reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. RSP as follows: 1,211 shares at $53.29 per share during June. Purchases by the SECT from members of the Moog family included: 1,000 shares of Class B common stock at $54.50 per share during June.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In April, we accepted delivery of 144 shares at $48.86 per share and in May, 893 shares at $53.11 per share, in connection with the exercise of equity-based awards.

(3)
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases. The program permits the purchase of shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. The most recent amendment authorized a repurchase of up to 4,000,000 shares of Class A or Class B common stock at management's discretion, under identical terms and conditions. In May, we purchased 324,346 Class A shares at an average price of $52.38 per share.

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

Moog Inc.

(Registrant)

Date:	August 1, 2016	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2016	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	August 1, 2016	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)