Form 10-Q
period 2016-12-31
MOOG INC.
filed 2017-01-31
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of January 23, 2017 was:
Class A common stock, $1.00 par value, 32,236,629 shares
Class B common stock, $1.00 par value, 3,634,435 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	December 31, 2016	January 2, 2016
Net sales	$589,670	$568,457
Cost of sales	417,164	406,997
Gross profit	172,506	161,460
Research and development	34,564	34,798
Selling, general and administrative	85,063	82,994
Interest	8,486	8,322
Other	7,905	(309)
Earnings before income taxes	36,488	35,655
Income taxes	6,430	9,495
Net earnings attributable to Moog and noncontrolling interest	30,058	26,160

Net earnings (loss) attributable to noncontrolling interest	(506)	(81)

Net earnings attributable to Moog	$30,564	$26,241

Net earnings per share attributable to Moog
Basic	$0.85	$0.71
Diluted	$0.84	$0.71

Average common shares outstanding
Basic	35,869,052	36,713,949
Diluted	36,272,767	37,028,331
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 31, 2016	January 2, 2016
Net earnings attributable to Moog and noncontrolling interest	$30,058	$26,160
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(41,509)	(23,199)
Retirement liability adjustment	8,572	5,332
Change in accumulated income (loss) on derivatives	574	438
Other comprehensive income (loss), net of tax	(32,363)	(17,429)
Comprehensive income (loss)	(2,305)	8,731
Comprehensive income (loss) attributable to noncontrolling interest	(506)	(81)
Comprehensive income (loss) attributable to Moog	$(1,799)	$8,812
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	December 31, 2016	October 1, 2016
ASSETS
Current assets
Cash and cash equivalents	$331,664	$325,128
Receivables	677,841	688,388
Inventories	464,402	479,040
Prepaid expenses and other current assets	39,659	34,688
Total current assets	1,513,566	1,527,244
Property, plant and equipment, net of accumulated depreciation of $726,615 and $725,809, respectively	508,656	522,369
Goodwill	730,271	740,162
Intangible assets, net	104,940	113,560
Deferred income taxes	69,039	75,800
Other assets	26,707	25,839
Total assets	$2,953,179	$3,004,974
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,366	$1,379
Current installments of long-term debt	144	167
Accounts payable	148,253	144,450
Accrued salaries, wages and commissions	115,081	126,319
Customer advances	171,530	167,514
Contract loss reserves	30,045	32,543
Other accrued liabilities	99,843	116,577
Total current liabilities	566,262	588,949
Long-term debt, excluding current installments	1,000,338	1,004,847
Long-term pension and retirement obligations	385,962	401,747
Deferred income taxes	10,157	11,026
Other long-term liabilities	4,454	4,343
Total liabilities	1,967,173	2,010,912
Commitments and contingencies (Note 17)	—	—
Redeemable noncontrolling interest	5,145	5,651
Shareholders’ equity
Common stock - Class A	43,688	43,667
Common stock - Class B	7,592	7,613
Additional paid-in capital	469,971	465,762
Retained earnings	1,737,103	1,706,539
Treasury shares	(740,838)	(741,700)
Stock Employee Compensation Trust	(59,307)	(49,463)
Supplemental Retirement Plan Trust	(9,924)	(8,946)
Accumulated other comprehensive loss	(467,424)	(435,061)
Total Moog shareholders’ equity	980,861	988,411
Total liabilities and shareholders’ equity	$2,953,179	$3,004,974
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

		Number of Shares
(dollars in thousands, except per share data)	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,666,801	7,612,912
Conversion of Class B to Class A	—	20,917	(20,917)
End of period	51,280	43,687,718	7,591,995
ADDITIONAL PAID-IN CAPITAL
Beginning of period	465,762
Issuance of treasury shares	(3,941)
Equity-based compensation expense	2,168
Adjustment to market - SECT, SERP and other	5,982
End of period	469,971
RETAINED EARNINGS
Beginning of period	1,706,539
Net earnings attributable to Moog	30,564
End of period	1,737,103
TREASURY SHARES AT COST
Beginning of period	(741,700)	(11,110,087)	(3,323,926)
Class A and B shares issued related to equity awards	6,076	146,784	6,696
Class A and B shares purchased	(5,214)	(62,638)	(15,412)
End of period	(740,838)	(11,025,941)	(3,332,642)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(49,463)	(425,148)	(404,919)
Issuance of shares	867	—	15,000
Purchase of shares	(5,709)	—	(84,441)
Adjustment to market	(5,002)	—	—
End of period	(59,307)	(425,148)	(474,360)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(8,946)		(150,000)
Adjustment to market	(978)		—
End of period	(9,924)		(150,000)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(435,061)
Other comprehensive income (loss)	(32,363)
End of period	(467,424)
TOTAL MOOG SHAREHOLDERS’ EQUITY	$980,861	32,236,629	3,634,993
REDEEMABLE NONCONTROLLING INTEREST
Beginning of period	$5,651
Net loss attributable to redeemable noncontrolling interest	(506)
End of period	$5,145

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 31, 2016	January 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings attributable to Moog and noncontrolling interest	$30,058	$26,160
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	17,918	19,208
Amortization	4,541	5,877
Deferred income taxes	1,371	3,532
Equity-based compensation expense	2,168	936
Other	9,868	804
Changes in assets and liabilities providing (using) cash:
Receivables	(11,012)	5,221
Inventories	6,996	(11,131)
Accounts payable	6,737	(22,522)
Customer advances	8,287	(498)
Accrued expenses	(17,479)	(17,114)
Accrued income taxes	(8,885)	(2,685)
Net pension and post retirement liabilities	(1,295)	(5,709)
Other assets and liabilities	1,309	(2,534)
Net cash provided (used) by operating activities	50,582	(455)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(11,016)
Purchase of property, plant and equipment	(14,849)	(12,305)
Other investing transactions	(976)	1,021
Net cash (used) by investing activities	(15,825)	(22,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	62,400	148,605
Payments on revolving lines of credit	(67,400)	(93,605)
Payments on long-term debt	(50)	(9,540)
Proceeds from sale of treasury stock	2,135	2,230
Purchase of outstanding shares for treasury	(5,211)	(3,034)
Proceeds from sale of stock held by SECT	867	—
Purchase of stock held by SECT	(5,709)	(1,020)
Excess tax benefits from equity-based payment arrangements	—	580
Net cash provided (used) by financing activities	(12,968)	44,216
Effect of exchange rate changes on cash	(15,253)	(7,996)
Increase in cash and cash equivalents	6,536	13,465
Cash and cash equivalents at beginning of period	325,128	309,853
Cash and cash equivalents at end of period	$331,664	$323,318
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Three Months Ended December 31, 2016
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 1, 2016. All references to years in these financial statements are to fiscal years.

Certain prior year amounts have been reclassified to conform to current year's presentation. Refer to the table below for a summary of ASUs we have adopted during 2017 and the related financial statement impact. During 2016, we made a change to our segment reporting to include Medical Devices within our Components segment and Linear within Space and Defense Controls. The Segment footnote has been restated to reflect these changes.

Recent Accounting Pronouncements Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU no. 2015-03 Presentation of Debt Issuance Costs (And All Related ASUs)
This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The provisions of this standard and all subsequently issued guidance are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted and retrospective application is required.

We adopted this standard on a retrospective basis, resulting in the reclassification of $5,457 of debt issuance costs as of October 1, 2016 previously reported as Other Assets in our balance sheet to Long Term Debt, excluding current installments.

Date adopted: Q1 2017
ASU no. 2015-17 Balance Sheet Classification of Deferred Taxes
The standard amends existing guidance to require presentation of deferred tax assets and liabilities as noncurrent within the balance sheet. The provisions of the standard are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted and may be applied either prospectively or retrospectively.

We adopted this standard on a retrospective basis, resulting in the reclassification of a net $92,620 of previously reported current deferred income tax assets and liabilities as of October 1, 2016 to the appropriate long term deferred income tax classification based upon the net tax position within each of our relevant taxing jurisdictions.

Date early adopted: Q1 2017
ASU no. 2016-09 Improvements to Employee Shared Based Payment Accounting
This standard simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, statement of cash flows classifications, share repurchases relating to tax withholdings and forfeiture accounting. The provisions of this standard are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.

We adopted this standard on a prospective basis and as a result prior periods have not been adjusted. Going forward, recognized excess tax benefits previously reported as part of additional paid-in capital in our balance sheet will be included as part of income tax expense in our income statement. Additionally, cash flow relating to these excess tax benefits previously reported as a financing activity will be included as an operating activity.

Date early adopted: Q1 2017

Recent Accounting Pronouncements Not Yet Adopted

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
Planned date of adoption: Q1 2019
ASU no. 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities
The standard requires most equity investments to be measured at fair value, with subsequent changes in fair value recognized in net income. The amendment also impacts the measurement of financial liabilities under the fair value option as well as certain presentation and disclosure requirements for financial instruments. The provisions of the standard are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for some, but not all, provisions. The amendment requires certain provisions to be applied prospectively and others to be applied by means of a cumulative-effect adjustment.
We are currently evaluating the effect on our financial statements and related disclosures.
Planned date of adoption: Q1 2019
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
Planned date of adoption: Q1 2020

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on our financial statements and related disclosures.

Note 2 - Acquisition, Divestiture and Assets Held for Sale
In 2016, we acquired a 70% ownership in Linear Mold and Engineering, a Livonia, Michigan-based company specializing in metal additive manufacturing that provides engineering, manufacturing and production consulting services to customers across a wide range of industries, including aerospace, defense, energy and industrial. The purchase price, net of acquired cash, was $22,765 consisting of $11,016 in cash, issuance of a $1,280 unsecured note and assumption of $10,469 of debt. The acquisition also includes a redeemable noncontrolling interest in the remaining 30%. This acquisition is included in our Space and Defense Controls segment. On January 25, 2017, we acquired the remaining 30% redeemable noncontrolling interest for $1,656 in cash, which will also be reflected in additional paid-in capital.
In 2017, we recorded losses in other expense of $8,936 related to selling the European space businesses of our Space and Defense Controls segment. We received $1,307 in cash and reclassified $7,213 in other current assets and $2,751 in other current liabilities as held for sale. We expect the sale of the held for sale portion of these businesses to be completed during 2017.
Note 3 - Receivables
Receivables consist of:

	December 31, 2016	October 1, 2016
Accounts receivable	$281,728	$306,469
Long-term contract receivables:
Amounts billed	128,904	130,429
Unbilled recoverable costs and accrued profits	260,469	245,376
Total long-term contract receivables	389,373	375,805
Other	10,924	10,652
Total receivables	682,025	692,926
Less allowance for doubtful accounts	(4,184)	(4,538)
Receivables	$677,841	$688,388
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
Note 4 - Inventories
Inventories, net of reserves, consist of:

	December 31, 2016	October 1, 2016
Raw materials and purchased parts	$169,515	$174,331
Work in progress	231,193	235,258
Finished goods	63,694	69,451
Inventories	$464,402	$479,040
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of December 31, 2016 or October 1, 2016.

Note 5 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Total
Balance at October 1, 2016	$179,694	$174,514	$106,318	$279,636	$740,162
Divestiture and held for sale	—	(1,012)	—	—	(1,012)
Foreign currency translation	(2,618)	(510)	(3,934)	(1,817)	(8,879)
Balance at December 31, 2016	$177,076	$172,992	$102,384	$277,819	$730,271
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at December 31, 2016.
Goodwill in our Medical Devices reporting unit, included in our Components segment, is net of a $38,200 accumulated impairment loss at December 31, 2016.
The components of intangible assets are as follows:

		December 31, 2016		October 1, 2016
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$160,092	$(115,978)	$165,445	$(117,434)
Technology-related	9	68,014	(51,380)	70,277	(52,060)
Program-related	19	62,152	(25,754)	64,774	(26,018)
Marketing-related	9	24,462	(17,725)	25,031	(17,649)
Other	10	3,977	(2,920)	4,269	(3,075)
Intangible assets	12	$318,697	$(213,757)	$329,796	$(216,236)

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
Amortization of acquired intangible assets was $4,477 for the three months ended December 31, 2016 and $5,811 for the three months ended January 2, 2016. Based on acquired intangible assets recorded at December 31, 2016, amortization is expected to be approximately $17,300 in 2017, $16,300 in 2018, $14,800 in 2019, $12,900 in 2020 and $7,600 in 2021.

Note 6 - Indebtedness
Short-term borrowings consist of:

	December 31, 2016	October 1, 2016
Lines of credit	$86	$99
Other short-term debt	1,280	1,280
Short-term borrowings	$1,366	$1,379
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	December 31, 2016	October 1, 2016
U.S. revolving credit facility	$585,000	$590,000
Senior notes	300,000	300,000
Securitization program	120,000	120,000
Obligations under capital leases	417	471
Senior debt	1,005,417	1,010,471
Less deferred debt issuance cost	(4,935)	(5,457)
Less current installments	(144)	(167)
Long-term debt	$1,000,338	$1,004,847
Our U.S. revolving credit facility matures on June 28, 2021. Our U.S. revolving credit facility has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $200,000 to the credit facility upon satisfaction of certain conditions. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage and capital expenditures. We are in compliance with all covenants.
At December 31, 2016, we had $300,000 aggregate principal amount of 5.25% senior notes due December 1, 2022 with interest paid semiannually on June 1 and December 1 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations.
The Securitization Program matures on April 13, 2018 and effectively increases our borrowing capacity by up to $120,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of December 31, 2016, our minimum borrowing requirement was $96,000.

Note 7 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 31, 2016	January 2, 2016
Warranty accrual at beginning of period	$21,363	$18,660
Warranties issued during current year	3,414	2,418
Adjustments to pre-existing warranties	(265)	(134)
Reductions for settling warranties	(1,044)	(1,253)
Foreign currency translation	(585)	(300)
Warranty accrual at end of period	$22,883	$19,391
Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At December 31, 2016, we had interest rate swaps with notional amounts totaling $135,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.47%, including the applicable margin of 1.63% as of December 31, 2016. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times through July 8, 2019.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso and the British pound, we had outstanding foreign currency forwards with notional amounts of $56,537 at December 31, 2016. These contracts mature at various times through November 29, 2018.
These interest rate swaps and foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCIL). These deferred gains and losses are reclassified into the consolidated condensed statements of earnings during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2017 or 2016.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $121,302 at December 31, 2016. The foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended
	December 31, 2016	January 2, 2016
Net gain	$1,394	$890
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		December 31, 2016	October 1, 2016
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$280	$379
Foreign currency contracts	Other assets	1	56
Interest rate swaps	Other current assets	387	52
Interest rate swaps	Other assets	419	69
	Total asset derivatives	$1,087	$556
Foreign currency contracts	Other accrued liabilities	$3,994	$4,080
Foreign currency contracts	Other long-term liabilities	668	448
Interest rate swaps	Other accrued liabilities	59	201
	Total liability derivatives	$4,721	$4,729
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$1,124	$422
Foreign currency contracts	Other accrued liabilities	$398	$76

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

	Classification	December 31, 2016	October 1, 2016
Foreign currency contracts	Other current assets	$1,404	$801
Foreign currency contracts	Other assets	1	56
Interest rate swaps	Other current assets	387	52
Interest rate swaps	Other assets	419	69
	Total assets	$2,211	$978
Foreign currency contracts	Other accrued liabilities	$4,392	$4,156
Foreign currency contracts	Other long-term liabilities	668	448
Interest rate swaps	Other accrued liabilities	59	201
	Total liabilities	$5,119	$4,805
The carrying value of our financial instruments approximate their fair value, with the exception of our outstanding senior notes included in long-term debt. At December 31, 2016, the fair value of long-term debt was $1,010,105 compared to its carrying value of $1,005,417. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended
	December 31, 2016	January 2, 2016
U.S. Plans
Service cost	$6,022	$5,909
Interest cost	7,636	9,415
Expected return on plan assets	(13,628)	(12,596)
Amortization of prior service cost (credit)	47	47
Amortization of actuarial loss	8,419	6,542
Pension expense for U.S. defined benefit plans	$8,496	$9,317
Non-U.S. Plans
Service cost	$1,532	$1,313
Interest cost	751	1,240
Expected return on plan assets	(1,131)	(1,229)
Amortization of prior service cost (credit)	(27)	(19)
Amortization of actuarial loss	1,120	650
Pension expense for non-U.S. defined benefit plans	$2,245	$1,955
Pension expense for the defined contribution plans consists of:

	Three Months Ended
	December 31, 2016	January 2, 2016
U.S. defined contribution plans	$3,670	$3,441
Non-U.S. defined contribution plans	1,360	1,638
Total pension expense for defined contribution plans	$5,030	$5,079
Actual contributions for the three months ended December 31, 2016 and anticipated additional 2017 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$10,857	$1,179	$12,036
Anticipated	52,671	6,091	58,762
Total expected contributions	$63,528	$7,270	$70,798

Note 11 - Restructuring
In 2016, we initiated restructuring actions in conjunction with exiting a product line within Aircraft Controls in the U.S. and a facility in the U.K. We have also taken actions as a result of the business outlook in specific markets and locations in Components and Industrial Systems. Those actions have resulted in workforce reductions in Canada, Europe and the U.S. for Components and will result in workforce reductions primarily in Europe for Industrial Systems.
Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Corporate	Total
Balance at October 1, 2016	$1,474	$665	$3,611	$369	$1,727	$7,846
Adjustments to provision	—	(44)	(20)	—	—	(64)
Cash payments - 2014 plan	—	(125)	—	—	—	(125)
Cash payments - 2015 plan	(110)	—	(91)	—	—	(201)
Cash payments - 2016 plan	(52)	—	(347)	(281)	(86)	(766)
Foreign currency translation	(58)	(3)	(98)	—	—	(159)
Balance at December 31, 2016	$1,254	$493	$3,055	$88	$1,641	$6,531
As of December 31, 2016, the restructuring accrual consists of $433 for the 2014 plan, $421 for the 2015 plan and $5,677 for the 2016 plan. Restructuring for all plans is expected to be paid by September 30, 2017, except portions classified as long-term liabilities based on payment arrangements.
Note 12 - Income Taxes
The effective tax rates for the three months ended December 31, 2016 and January 2, 2016 were 17.6% and 26.6%, respectively. The effective tax rate for the three months ended December 31, 2016 is lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily from the tax benefits associated with selling our European space businesses. The effective tax rate for the three months ended January 2, 2016 is lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily due to a significant portion of our earnings that come from foreign operations with lower tax rates and included the benefit from the enactment of legislation reinstating the research and development tax credit in the U.S.

Note 13 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the three months ended December 31, 2016 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at October 1, 2016	$(110,626)	$(321,094)	$(3,341)	$(435,061)
Other comprehensive income (loss) before reclassifications	(40,538)	2,563	(714)	(38,689)
Amounts reclassified from AOCIL	(971)	6,009	1,288	6,326
Other comprehensive income (loss)	(41,509)	8,572	574	(32,363)
AOCIL at December 31, 2016	$(152,135)	$(312,522)	$(2,767)	$(467,424)
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended
	Statement of earnings classification	December 31, 2016	January 2, 2016
Retirement liability:
Prior service cost		$19	$28
Actuarial losses		9,417	7,045
Reclassification from AOCIL into earnings		9,436	7,073
Tax effect		(3,427)	(2,597)
Net reclassification from AOCIL into earnings		$6,009	$4,476
Derivatives:
Foreign currency contracts	Sales	$1,297	$78
Foreign currency contracts	Cost of sales	467	476
Interest rate swaps	Interest	115	301
Reclassification from AOCIL into earnings		1,879	855
Tax effect		(591)	(294)
Net reclassification from AOCIL into earnings		$1,288	$561
The amounts deferred in AOCIL are as follows:

		Net deferral in AOCIL - effective portion
		Three Months Ended
	Statement of earnings classification	December 31, 2016	January 2, 2016
Foreign currency contracts	Sales	$(762)	$(234)
Foreign currency contracts	Cost of sales	(1,024)	(268)
Interest rate swaps	Interest	694	447
Net loss		(1,092)	(55)
Tax effect		378	(68)
Net deferral in AOCIL of derivatives		$(714)	$(123)

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
Note 15 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	December 31, 2016	January 2, 2016
Basic weighted-average shares outstanding	35,869,052	36,713,949
Dilutive effect of equity-based awards	403,715	314,382
Diluted weighted-average shares outstanding	36,272,767	37,028,331
For the three months ended December 31, 2016 and January 2, 2016, there were 111,574 and 31,819 common shares subject to equity-based awards, respectively, excluded from the calculation of diluted earning per share as they would be anti-dilutive.

Note 16 - Segment Information
During 2016, we made changes to our segment reporting. Components now includes the Medical Devices product lines, which we previously reported as a separate segment. Space and Defense Controls now includes Linear, which we previously included in the Aircraft Controls segment. All amounts have been restated to present Medical Devices within Components, and Linear within Space and Defense Controls.
Below are sales and operating profit by segment for the three months ended December 31, 2016 and January 2, 2016 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended
	December 31, 2016	January 2, 2016
Net sales:
Aircraft Controls	$268,450	$253,957
Space and Defense Controls	92,930	83,518
Industrial Systems	112,399	125,179
Components	115,891	105,803
Net sales	$589,670	$568,457
Operating profit:
Aircraft Controls	$23,111	$18,432
Space and Defense Controls	7,096	11,515
Industrial Systems	10,701	13,633
Components	11,454	7,979
Total operating profit	52,362	51,559
Deductions from operating profit:
Interest expense	8,486	8,322
Equity-based compensation expense	2,168	936
Corporate and other expenses, net	5,220	6,646
Earnings before income taxes	$36,488	$35,655

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
In the ordinary course of business we could be subject to ongoing claims or disputes from our customers, the ultimate settlement of which could have a material adverse impact on our consolidated results of operations. While the receivables and any loss provisions recorded to date reflect management's best estimate of the projected costs to complete a given project, there may still be significant effort required to complete the ultimate deliverable. Future variability in internal cost as well as future profitability is dependent upon a number of factors including deliveries, performance and government budgetary pressures. The inability to achieve a satisfactory contractual solution, further unplanned delays, additional developmental cost growth or variations in any of the estimates used in the existing contract analysis could lead to further loss provisions. Additional losses could have a material adverse impact on our financial condition, results of operations or cash flows in the period in which the loss may be recognized.
We are contingently liable for $19,959 of standby letters of credit issued by a bank to third parties on our behalf at December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended October 1, 2016. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years and amounts may differ from reported values due to rounding.
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
We operate under four segments, Aircraft Controls, Space and Defense Controls, Industrial Systems and Components. Our principal manufacturing facilities are located in the United States, Philippines, United Kingdom, Germany, India, Costa Rica, China, Japan, Italy, Netherlands, Canada, Ireland and Luxembourg.
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
We concentrate on providing our customers with products designed and manufactured to the highest quality standards. Our products are applied in demanding applications, "When Performance Really Matters®." We believe we have achieved a leadership position in the high performance, precision controls market, by capitalizing on our strengths, which include:

•	superior technical competence in delivering mission-critical solutions,

•	a focused customer-intimacy approach,

•	a diverse base of customers and end markets served by a broad product portfolio, and

•	a well-established international presence serving customers worldwide.
These strengths afford us the ability to innovate our current solutions into new, complimentary technologies. They also provide us the opportunity to expand our control product franchise from one market to another, organically growing us from a high-performance components supplier to a high-performance systems supplier. In addition, we continually strive to achieve substantial content positions on the platforms on which we currently participate, seeking to be the dominant supplier in the current niche markets we serve. We also look for innovation in all aspects of our business, employing new technologies to improve productivity and to develop new business models.

These activities will help us achieve our financial objectives of increasing our revenue base and improving our long term profitability and cash flow from operations. In doing so, we expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer bases and geographic presence. Our fundamental strategies to achieve our goals center around talent, lean and innovation and include:

•
maintaining our technological excellence by building upon our systems integration capabilities while solving our customers’ most demanding technical problems in applications "When Performance Really Matters®,"

•	utilizing our global capabilities and strong engineering heritage to expand our product offerings,

•	maximizing customer value by implementing lean enterprise principles, and

•	investing in talent development to strengthen our leadership capability and employee performance.
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
In 2016, we acquired a 70% ownership in Linear Mold and Engineering ("Linear"), a Livonia, Michigan-based company specializing in metal additive manufacturing that provides engineering, manufacturing and production consulting services to customers across a wide range of industries, including aerospace, defense, energy and industrial. We acquired our share in Linear Mold and Engineering for $23 million. The acquisition also includes a redeemable noncontrolling interest in the remaining 30%. This acquisition is included in our Space and Defense Controls segment. On January 25, 2017, we acquired the remaining 30% redeemable noncontrolling interest for $2 million in cash, which will also be reflected in additional paid-in capital.
In 2017, we recorded losses in other expense of $9 million related to selling the European space businesses of our Space and Defense Controls segment. We received $1 million in cash and reclassified $7 million in other current assets and $3 million in other current liabilities as held for sale. We expect the sale of the held for sale portion of these businesses to be completed during 2017.
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

There have been no material changes in critical accounting policies in the current year from those disclosed in our 2016 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Consolidated Condensed Financial Statements included in Item 1, Financial Statements of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates ("ASU").

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended
(dollars and shares in millions, except per share data)	December 31, 2016	January 2, 2016	$ Variance	% Variance
Net sales	$590	$568	$21	4%
Gross margin	29.3%	28.4%
Research and development expenses	$35	$35	$—	(1%)
Selling, general and administrative expenses as a percentage of sales	14.4%	14.6%
Interest expense	$8	$8	$—	2%
Other	$8	$—	$8	n/a
Effective tax rate	17.6%	26.6%
Net earnings attributable to Moog	$31	$26	$4	16%
Diluted average common shares outstanding	36	37	(1)	(2%)
Diluted earnings per share attributable to Moog	$0.84	$0.71	$0.13	18%
Net sales increased in the first quarter of 2017 compared to the first quarter of 2016. Sales increased in Aircraft Controls, Components and Space and Defense Controls, and decreased in Industrial Systems. Weaker foreign currencies, primarily the British Pound relative to the U.S. Dollar, decreased sales $8 million.
Gross margin increased in the first quarter of 2017 compared to the same period of 2016. We benefited from a favorable sales mix, primarily in Space and Defense Controls and Components, due to higher defense controls and medical program sales, respectively. In addition, the restructuring benefits from actions taken in 2016 increased profitability $1 million from reduced costs.
Research and development expenses were unchanged in the first quarter of 2017 compared to the same period of 2016. Within Aircraft Controls, research and development expenses decreased $2 million, as we had lower activity on the Embraer E-2 and the Airbus A350 programs. The reduced spend was offset by small increases in research and development activities across our remaining three segments.
In the first quarter of 2017 compared to the first quarter of 2016, selling, general and administrative expenses as a percentage of sales decreased slightly. Most of the decline is attributable to our continued focus on expense reduction, primarily in Aircraft Controls. Additionally, we benefited $2 million from our 2016 restructuring activities.
Other expense in the first quarter of 2017 includes $9 million of losses associated with selling our European space businesses.
Our effective tax rates in both 2017 and 2016 are lower than the U.S. statutory tax rate. The effective tax rate in the first quarter of 2017 includes the tax benefits associated with selling our European space businesses. The effective tax rate in the first quarter of 2016 included the benefit from the enactment of legislation reinstating the research and development tax credit in the U.S.
Average common shares outstanding decreased in the first quarter of 2017 compared to the same period of 2016 due to our share buyback program. Since the Board of Directors amended the program in January 2014, we have repurchased ten million shares, and have three million additional shares available for repurchase under this program.

Other comprehensive loss in the first quarter of 2017 includes $42 million of foreign currency translation loss. In the first quarter of 2016, other comprehensive loss included $23 million of foreign currency translation loss. Foreign currency translation adjustments decreased $18 million during this period, primarily attributable to the changes in the Euro, the British Pound and the Japanese Yen.
2017 Outlook – We expect sales in 2017 to increase 1% from fiscal 2016 to $2.4 billion, driven primarily by higher OEM sales for the Airbus A350 program in Aircraft Controls. We also expect sales in Components will increase due to higher medical pump sales. Partially offsetting the sales growth is an expected decline in Industrial Systems across our major markets. We expect operating margin will remain flat at 10.0% in 2017 compared with 9.9% in 2016. The absence of the 2016 restructuring expense and goodwill impairment charge, as well as the associated restructuring benefits, will help drive margin expansion. These will be offset by an unfavorable sales mix and the losses associated with selling our European space businesses. We expect net earnings attributable to Moog will remain flat with 2016 at $127 million. Average diluted shares outstanding will decrease 1% to 36 million due to shares already repurchased under our current share buyback program. We expect diluted earnings per share will range between $3.30 and $3.70, with a midpoint of $3.50, an increase of 1% compared to 2016.

SEGMENT RESULTS OF OPERATIONS AND OUTLOOK
During 2016, we made changes to our segment reporting. Components now includes the Medical Devices product lines, which we previously reported as a separate segment. Space and Defense Controls now includes Linear, which we previously included in the Aircraft Controls segment. All amounts have been restated to present Medical Devices within Components, and Linear within Space and Defense Controls.
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
Aircraft Controls

	Three Months Ended
(dollars in millions)	December 31, 2016	January 2, 2016	$ Variance	% Variance
Net sales - military aircraft	$128	$120	$8	6%
Net sales - commercial aircraft	141	134	7	5%
	$268	$254	$14	6%
Operating profit	$23	$18	$5	25%
Operating margin	8.6%	7.3%
Backlog	$610	$639	$(29)	(5%)
Aircraft Controls' net sales increased in both military and commercial aircraft programs the first quarter of 2017 compared to the first quarter of 2016. Weaker foreign currencies, primarily the British Pound relative to the U.S. Dollar, decreased sales $5 million.
In the first quarter of 2017 compared to the first quarter of 2016, military OEM sales increased $9 million while military aftermarket sales declined $2 million. Military OEM sales for the F-35 increased $5 million due to higher production volumes. Also, higher levels of military funded development jobs offset lower foreign military sales. The decreased military aftermarket sales was driven primarily by lower B-2 spares purchases. Additionally in the first quarter of 2017, commercial OEM sales increased $8 million while commercial aftermarket sales decreased $1 million. Commercial OEM sales for the Airbus A350 program increased $10 million due to the program's production volume ramp up. The decreased commercial aftermarket sales was due to lower Boeing 787 and A350 initial provisioning sales.
Operating margin increased in the first quarter of 2017 compared to the first quarter of 2016. Research and development expenses decreased $2 million, as we had lower activity on the Embraer E-2 and the Airbus A350 programs. Additionally, operating profit benefited $1 million from the restructuring benefits associated with exiting a product line in the second quarter of 2016, and are in line with our total expected return.
The decrease of twelve-month backlog for Aircraft Controls at December 31, 2016 compared to January 2, 2016 is primarily due to lower orders for legacy commercial OEM programs, but is partially offset by higher orders for the F-35.
2017 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 4% from 2016 driven primarily by the continued ramp up of the Airbus A350 program. Partially offsetting the growth is expected lower commercial aftermarket sales on lower initial provisioning for the Boeing 787 program. We expect military sales will increase marginally, as higher F-35 sales are mostly offset by lower sales in other military programs. We expect operating margin will increase to 9.5% in 2017 from 9.3% in 2016. We expect that research and development costs will decrease $10 million, our restructuring expenses will not repeat and we will continue to realize the benefits of cost saving activities. However, partially offsetting these positive effects on operating margin is an expected negative sales mix. Sales from our newer military cost plus development jobs and higher sales on newer, lower margin commercial OEM platforms are replacing sales from higher-margin foreign military programs, and we expect lower commercial aftermarket sales.

Space and Defense Controls

	Three Months Ended
(dollars in millions)	December 31, 2016	January 2, 2016	$ Variance	% Variance
Net sales	$93	$84	$9	11%
Operating profit	$7	$12	$(4)	(38%)
Operating margin	7.6%	13.8%
Backlog	$278	$238	$41	17%
Space and Defense Controls' net sales increased in our space and our defense markets in the first quarter of 2017 compared to the same period of 2016.
Sales in our space market increased $5 million in the first quarter of 2017 compared to the first quarter of 2016, due in part to new satellite propulsion customers. Within our defense market, sales increased $4 million in the first quarter of 2017, driven by higher LAV turret upgrade program sales in defense controls and by higher naval program sales.
Operating margin decreased in the first quarter of 2017 compared to the first quarter of 2016, due to losses associated with selling our European space businesses. Operating margin excluding the losses would have been 17.3% in the first quarter of 2017, reflecting a favorable sales mix in our defense markets.
The higher level of twelve-month backlog for Space and Defense Controls at December 31, 2016 compared to January 2, 2016 is due to higher orders for defense controls programs and satellites programs.
2017 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to remain flat from fiscal 2016. We expect sales in our space market will remain flat as higher satellite component sales are offset by slightly lower launch vehicle sales. Additionally, we expect sales in our defense market will remain flat as higher sales for products on U.S. defense vehicles are offset by lower missile sales. We expect operating margin will decrease to 10.7% in 2017 from 11.3% in 2016, due to the impact of losses associated with selling our European space businesses. Excluding these losses, we expect operating margin to increase to 13.2% in 2017. This increase is driven by the lack of the prior year's goodwill impairment charge and by the continued realized savings from our cost containment actions.

Industrial Systems

	Three Months Ended
(dollars in millions)	December 31, 2016	January 2, 2016	$ Variance	% Variance
Net sales	$112	$125	$(13)	(10%)
Operating profit	$11	$14	$(3)	(22%)
Operating margin	9.5%	10.9%
Backlog	$134	$166	$(31)	(19%)
Industrial Systems' net sales decreased across our three markets in the first quarter of 2017 compared to the first quarter of 2016.
In our industrial automation market, sales decreased $6 million in the first quarter of 2017 compared to the first quarter of 2016. The decrease is due to lower U.S. sales, primarily related to lower levels of aftermarket support activity, as well as the absence of prior year's orders. Also, sales in our test and simulation market decreased $5 million, due to the absence of last year's large sales volumes in material testing and simulation programs. Additionally, sales in our energy market decreased $2 million, mainly as a result of lost sales to a key customer in Brazil who was acquired.
Operating margin decreased in the first quarter of 2017 compared to the first quarter of 2016, due in part to lower sales volumes across our three markets. Also, operating expenses, including research and development and selling, general and administrative, increased $1 million. Partly offsetting these impacts was $1 million of benefits from our 2016 restructuring activities, which are in line with our total expected return.
The lower level of twelve-month backlog in Industrial Systems at December 31, 2016 compared to January 2, 2016 is due to lower energy orders related to the decline in that market and the completion of simulation orders.
2017 Outlook for Industrial Systems – We expect sales in Industrial Systems to decline 9% from 2016 across all of our major markets. Approximately half of the decline is due to lower demand. Specifically, we expect that wind energy sales will decrease as a result of lost sales to a key customer who was acquired. Also, we expect that simulation and test sales will decrease from the high level of sales in 2016. Additionally, we expect lower industrial automation sales as the global economic conditions continue to negatively impact our sales. The other half of the expected sales decline is due to the strengthening U.S. Dollar relative to our other currencies. We expect operating margin will increase to 10.4% in 2017 from 9.4% in 2016, as we will benefit from both our restructuring actions in 2016 and our continued cost containment actions.

Components

	Three Months Ended
(dollars in millions)	December 31, 2016	January 2, 2016	$ Variance	% Variance
Net sales	$116	$106	$10	10%
Operating profit	$11	$8	$3	44%
Operating margin	9.9%	7.5%
Backlog	$168	$171	$(3)	(2%)
Components' net sales increased across all of our markets in the first quarter of 2017 compared to the first quarter of 2016.
Sales in our medical market increased $5 million in the first quarter of 2017 compared to the same period of 2016, as we had higher sales on medical pumps, sets and sensors and handpieces. Also, sales increased $4 million in our aerospace and defense market, primarily related to higher shipments on the Guardian program.
Operating margin increased in the first quarter of 2017 compared to the same period of 2016. In the first quarter of 2017, we benefited from an improved sales mix, primarily in our medical market. Additionally, we had $1 million of restructuring benefits associated with the 2016 restructuring activities, which are in line with our total expected return.
The twelve-month backlog at December 31, 2016 is comparable to the level at January 2, 2016, as lower orders for our defense and marine energy products are offset by higher orders for our medical and industrial products.
2017 Outlook for Components – We expect sales in Components to increase 2% from 2016. We expect that our medical market will contribute all of the growth due to higher sales volumes of pumps and sets. We expect that our aerospace and defense sales and our industrial sales will remain flat. We expect operating margin will decrease to 10.4% in 2017 from 10.7% in 2016, as we continue to be affected by the negative sales mix in our industrial and our aerospace and defense markets.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
(dollars in millions)	December 31, 2016	January 2, 2016	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$51	$—	$51	n/a
Investing activities	(16)	(22)	6	(29%)
Financing activities	(13)	44	(57)	(129%)
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At December 31, 2016, our cash balance was $332 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. During 2016, we repatriated $91 million of earnings from various foreign subsidiaries and used the funds to pay down our U.S. revolving credit facility. If we determine further repatriation of foreign funds is necessary, we would then be required to pay U.S. income taxes on those funds.
Operating activities
Net cash provided by operating activities increased in the first quarter of 2017 compared to the same period of 2016. Cash provided by accounts payable increased $29 million due to favorable timing across all of our segments. Also, cash provided by inventory increased $18 million, primarily in Aircraft Controls across a variety of programs. In addition, cash increased $9 million due to higher net earnings adjusted for non-cash losses.
Investing activities
Net cash used by investing activities in the first quarter of 2017 included $15 million for capital expenditures. Net cash used by investing activities in the first quarter of 2016 included $12 million for capital expenditures and $11 million as partial payment for the Linear acquisition.
We expect our 2017 capital expenditures to be approximately $80 million, as we support the increased production of commercial aircraft.
Financing activities
Cash used by financing activities in the first quarter of 2017 includes net payments on our credit facility, while cash provided by financing activities in the first quarter of 2016 includes net proceeds from our credit facility.
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2016 Annual Report on Form 10-K.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell debt and equity securities to fund acquisitions or take advantage of favorable market conditions.
Our U.S. revolving credit facility matures on June 28, 2021. The U.S. revolving credit facility has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $585 million at December 31, 2016. Interest on the outstanding credit facility borrowings is based on LIBOR plus the applicable margin, which was 1.63% at December 31, 2016. The credit facility is secured by substantially all of our U.S. assets.
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
At December 31, 2016, we had $506 million of unused capacity, including $495 million from the U.S. revolving credit facility after considering standby letters of credit. However, our leverage ratio covenant limits our total borrowing capacity to $459 million as of December 31, 2016.
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
We have a trade receivables securitization facility (the "Securitization Program"), which terminates on April 13, 2018. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program effectively increases our borrowing capacity by up to $120 million and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. We had an outstanding balance of $120 million at December 31, 2016. The Securitization Program has a minimum borrowing requirement, which was $96 million at December 31, 2016. Interest on the secured borrowings under the Securitization Program was 1.65% at December 31, 2016 and is based on 30-day LIBOR plus an applicable margin.
Net debt to capitalization was 41% at both December 31, 2016 and October 1, 2016.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases that includes both Class A and Class B common shares, and allows us to buy up to an aggregate 13 million common shares. Under this program, we have purchased approximately 9.6 million shares for $650 million as of December 31, 2016.

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
The energy market we serve is affected by changing oil and natural gas prices, global urbanization, the resulting change in supply and demand for global energy and the political climate and corresponding public support for investments in renewable energy generation capacity. Historically, drivers for global growth include investments in power generation infrastructure, including renewable energy, and exploration in search of new oil and gas resources. However, the significant decline in the price of crude oil has reduced investment in exploration activities. This reduced investment has directly affected our energy business in Components and in Industrial Systems. Currently, we expect approximately $33 million of oil exploration-related sales in 2017, down from approximately $100 million in 2014.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-quarter of our 2016 sales were denominated in foreign currencies. During the first three months of 2017, average foreign currency rates generally weakened against the U.S. dollar compared to 2016. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $8 million compared to the same period one year ago.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended October 1, 2016 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended December 31, 2016.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
October 2, 2016 - October 31, 2016	9,808	$57.50	—	3,352,009
November 1, 2016 - November 30, 2016	126,972	67.86	—	3,352,009
December 1, 2016 - December 31, 2016	25,711	67.77	412	3,351,597
Total	162,491	$67.22	412	3,351,597

(1)
Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") at average prices as follows: 9,808 shares at $57.50 per share during October; 64,522 shares at $69.33 per share during November; and 10,111 shares at $66.44 per share during December.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In November, we accepted delivery of 47,450 shares at $69.04 per share and in December, we accepted delivery of 15,188 shares at $68.69 per share, in connection with the exercise of equity-based awards. To administratively accommodate equity awards issued in November, we purchased 15,000 Class B shares from the SECT at $57.82 per share.

(3)
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases up to an aggregate 13 million common shares. The program permits the purchase of shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In December, we purchased 412 Class B shares at an average price of $66.57 per share.

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

Moog Inc.

(Registrant)

Date:	January 31, 2017	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	January 31, 2017	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	January 31, 2017	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)