Form 10-Q
period 2017-04-01
MOOG INC.
filed 2017-04-28
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if smaller reporting company) Smaller reporting company ☐    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for the complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of April 24, 2017 was:
Class A common stock, $1.00 par value, 32,278,171 shares
Class B common stock, $1.00 par value, 3,589,482 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales	$632,403	$611,142	$1,222,073	$1,179,599
Cost of sales	447,323	431,955	864,487	838,952
Gross profit	185,080	179,187	357,586	340,647
Research and development	36,950	39,731	71,514	74,529
Selling, general and administrative	87,064	82,771	172,127	165,765
Interest	8,649	8,935	17,135	17,257
Restructuring	—	8,069	—	8,342
Other	4,214	(936)	12,119	(1,518)
Earnings before income taxes	48,203	40,617	84,691	76,272
Income taxes	16,541	9,710	22,971	19,205
Net earnings attributable to Moog and noncontrolling interest	31,662	30,907	61,720	57,067

Net earnings (loss) attributable to noncontrolling interest	(364)	(143)	(870)	(224)

Net earnings attributable to Moog	$32,026	$31,050	$62,590	$57,291

Net earnings per share attributable to Moog
Basic	$0.89	$0.85	$1.74	$1.57
Diluted	$0.88	$0.85	$1.73	$1.55

Average common shares outstanding
Basic	35,888,053	36,481,996	35,878,552	36,597,972
Diluted	36,236,838	36,693,190	36,254,802	36,860,760
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net earnings attributable to Moog and noncontrolling interest	$31,662	$30,907	$61,720	$57,067
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	12,695	14,955	(28,814)	(8,244)
Retirement liability adjustment	5,471	3,751	14,043	9,083
Change in accumulated income (loss) on derivatives	1,246	493	1,820	931
Other comprehensive income (loss), net of tax	19,412	19,199	(12,951)	1,770
Comprehensive income (loss)	51,074	50,106	48,769	58,837
Comprehensive income (loss) attributable to noncontrolling interest	(364)	(143)	(870)	(224)
Comprehensive income (loss) attributable to Moog	$51,438	$50,249	$49,639	$59,061
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	April 1, 2017	October 1, 2016
ASSETS
Current assets
Cash and cash equivalents	$305,123	$325,128
Restricted cash	37,366	—
Receivables	688,649	688,388
Inventories	458,211	479,040
Prepaid expenses and other current assets	42,274	34,688
Total current assets	1,531,623	1,527,244
Property, plant and equipment, net of accumulated depreciation of $737,851 and $725,809, respectively	507,091	522,369
Goodwill	731,924	740,162
Intangible assets, net	100,978	113,560
Deferred income taxes	65,569	75,800
Other assets	29,117	25,839
Total assets	$2,966,302	$3,004,974
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$90	$1,379
Current installments of long-term debt	350	167
Accounts payable	155,519	144,450
Accrued salaries, wages and commissions	120,808	126,319
Customer advances	172,583	167,514
Contract loss reserves	35,743	32,543
Other accrued liabilities	106,236	116,577
Total current liabilities	591,329	588,949
Long-term debt, excluding current installments	956,053	1,004,847
Long-term pension and retirement obligations	370,037	401,747
Deferred income taxes	9,721	11,026
Other long-term liabilities	4,174	4,343
Total liabilities	1,931,314	2,010,912
Commitments and contingencies (Note 17)	—	—
Redeemable noncontrolling interest	—	5,651
Shareholders’ equity
Common stock - Class A	43,692	43,667
Common stock - Class B	7,588	7,613
Additional paid-in capital	474,123	465,762
Retained earnings	1,769,129	1,706,539
Treasury shares	(739,551)	(741,700)
Stock Employee Compensation Trust	(61,887)	(49,463)
Supplemental Retirement Plan Trust	(10,094)	(8,946)
Accumulated other comprehensive loss	(448,012)	(435,061)
Total Moog shareholders’ equity	1,034,988	988,411
Total liabilities and shareholders’ equity	$2,966,302	$3,004,974
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

		Number of Shares
(dollars in thousands, except per share data)	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,666,801	7,612,912
Conversion of Class B to Class A	—	25,117	(25,117)
End of period	51,280	43,691,918	7,587,795
ADDITIONAL PAID-IN CAPITAL
Beginning of period	465,762
Issuance of treasury shares	(5,319)
Equity-based compensation expense	3,154
Redemption of noncontrolling interest	3,125
Adjustment to market - SECT, SERP and other	7,401
End of period	474,123
RETAINED EARNINGS
Beginning of period	1,706,539
Net earnings attributable to Moog	62,590
End of period	1,769,129
TREASURY SHARES AT COST
Beginning of period	(741,700)	(11,110,087)	(3,323,926)
Class A and B shares issued related to equity awards	7,454	182,451	6,696
Class A and B shares purchased	(5,305)	(62,881)	(16,534)
End of period	(739,551)	(10,990,517)	(3,333,764)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(49,463)	(425,148)	(404,919)
Issuance of shares	867	—	15,000
Purchase of shares	(7,038)	—	(104,265)
Adjustment to market	(6,253)	—	—
End of period	(61,887)	(425,148)	(494,184)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(8,946)		(150,000)
Adjustment to market	(1,148)		—
End of period	(10,094)		(150,000)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(435,061)
Other comprehensive income (loss)	(12,951)
End of period	(448,012)
TOTAL MOOG SHAREHOLDERS’ EQUITY	$1,034,988	32,276,253	3,609,847
REDEEMABLE NONCONTROLLING INTEREST
Beginning of period	$5,651
Net loss attributable to redeemable noncontrolling interest	(870)
Acquisition of noncontrolling interest	(4,781)
End of period	$—

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
(dollars in thousands)	April 1, 2017	April 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings attributable to Moog and noncontrolling interest	$61,720	$57,067
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	35,372	38,554
Amortization	9,325	11,428
Deferred income taxes	423	2,292
Equity-based compensation expense	3,154	1,919
Other	15,481	5,991
Changes in assets and liabilities providing (using) cash:
Receivables	(20,989)	(5,606)
Inventories	14,327	(5,330)
Accounts payable	13,536	(13,439)
Customer advances	8,869	10,888
Accrued expenses	449	(5,802)
Accrued income taxes	(858)	2,552
Net pension and post retirement liabilities	(9,413)	(13,171)
Other assets and liabilities	(9,690)	(8,920)
Net cash provided by operating activities	121,706	78,423
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(11,016)
Purchase of property, plant and equipment	(30,210)	(27,685)
Other investing transactions	(928)	1,058
Net cash (used) by investing activities	(31,138)	(37,643)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term repayments	(1,280)	—
Proceeds from revolving lines of credit	94,145	210,320
Payments on revolving lines of credit	(143,700)	(182,455)
Payments on long-term debt	(97)	(9,660)
Proceeds from sale of treasury stock	2,135	2,229
Purchase of outstanding shares for treasury	(5,305)	(25,156)
Proceeds from sale of stock held by SECT	867	2,897
Purchase of stock held by SECT	(7,038)	(1,515)
Purchase of stock held by SERP Trust	—	(2,300)
Excess tax benefits from equity-based payment arrangements	—	471
Other financing transactions	(1,656)	—
Net cash (used) by financing activities	(61,929)	(5,169)
Effect of exchange rate changes on cash	(11,278)	2,858
Increase in cash, cash equivalents and restricted cash	17,361	38,469
Cash, cash equivalents and restricted cash at beginning of period	325,128	309,853
Cash, cash equivalents and restricted cash at end of period	$342,489	$348,322
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Six Months Ended April 1, 2017
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended April 1, 2017 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 1, 2016. All references to years in these financial statements are to fiscal years.

Certain prior year amounts have been reclassified to conform to current year's presentation. Refer to the following table for a summary of ASUs we adopted during 2017 and the related financial statement impact. During 2016, we made a change to our segment reporting to include Medical Devices within our Components segment and Linear within Space and Defense Controls. The Segment footnote has been restated to reflect these changes.

Cash, cash equivalents and restricted cash are presented in total on the Consolidated Condensed Statements of Cash Flows, but are shown separately on the Consolidated Condensed Balance Sheet. At April 1, 2017, restricted cash of $37,366 represents funds held in escrow for a pending acquisition.

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

Date early adopted: Q1 2017
ASU no. 2016-09 Improvements to Employee Share-Based Payment Accounting
This standard simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, statement of cash flows classifications, share repurchases relating to tax withholdings and forfeiture accounting. The provisions of this standard are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.

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

Date early adopted: Q1 2017
ASU no. 2016-18 Statement of Cash Flows Restricted Cash
This standard amends existing guidance to require that the Statement of Cash Flows explain the change during the period in cash, cash equivalents and restricted cash. Amounts described as restricted cash are now included, along with cash and cash equivalents, when reconciling beginning-of-period and end-of-period amounts shown on the Statement of Cash Flows. The provisions of the standard are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, but requires retrospective application in the fiscal year adopted.

We adopted this standard on a retrospective basis, resulting in restricted cash of $37,366 as of April 1, 2017 being included, along with cash and cash equivalents, when reconciling beginning-of-period and end-of-period amounts shown on the Statement of Cash Flows. There were no changes required to prior periods.

Date early adopted: Q2 2017

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
Planned date of adoption: Q1 2019
ASU no. 2016-02 Leases (And All Related ASUs)
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
Planned date of adoption: Q1 2020
ASU no. 2017-07 Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The standard amends existing guidance on the presentation of net periodic benefit cost in the income statement and what qualifies for capitalization on the balance sheet. The provisions of the standard are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The amendment requires income statement presentation provisions to be applied retrospectively and capitalization in assets provisions to be applied prospectively.
We are currently evaluating the effect on our financial statements and related disclosures.
Planned date of adoption: Q1 2019

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on our financial statements and related disclosures.

Note 2 - Acquisition, Divestiture and Assets Held for Sale
In 2016, we acquired a 70% ownership in Linear Mold and Engineering, a Livonia, Michigan-based company specializing in metal additive manufacturing that provides engineering, manufacturing and production consulting services to customers across a wide range of industries, including aerospace, defense, energy and industrial. The purchase price, net of acquired cash, was $22,765 consisting of $11,016 in cash, issuance of a $1,280 unsecured note and assumption of $10,469 of debt. This acquisition is included in our Space and Defense Controls segment. On January 25, 2017, we acquired the remaining 30% redeemable noncontrolling interest for $1,656 in cash, which is reflected in additional paid-in capital.
In 2017, we recorded losses in other expense of $13,396 related to selling non-core businesses of our Space and Defense Controls segment. We received $1,307 in cash and reclassified $9,454 in other current assets and $3,336 in other current liabilities as held for sale. We expect the sale of the held for sale portion of these businesses to be completed during 2017.
On April 2, 2017, we acquired Rotary Transfer Systems, a manufacturer of electromechanical systems, located in Germany and France for a purchase price, net of acquired cash, of $42,579, consisting of $37,366 in cash, $3,284 in deferred payments and $1,929 in assumed pension obligations. This operation will be included in our Components segment.
Note 3 - Receivables
Receivables consist of:

	April 1, 2017	October 1, 2016
Accounts receivable	$298,056	$306,469
Long-term contract receivables:
Amounts billed	132,782	130,429
Unbilled recoverable costs and accrued profits	250,553	245,376
Total long-term contract receivables	383,335	375,805
Other	11,384	10,652
Total receivables	692,775	692,926
Less allowance for doubtful accounts	(4,126)	(4,538)
Receivables	$688,649	$688,388
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
Note 4 - Inventories
Inventories, net of reserves, consist of:

	April 1, 2017	October 1, 2016
Raw materials and purchased parts	$168,293	$174,331
Work in progress	224,270	235,258
Finished goods	65,648	69,451
Inventories	$458,211	$479,040
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of April 1, 2017 or October 1, 2016.

Note 5 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Total
Balance at October 1, 2016	$179,694	$174,514	$106,318	$279,636	$740,162
Divestiture and held for sale	—	(1,646)	—	—	(1,646)
Foreign currency translation	(1,802)	(436)	(3,055)	(1,299)	(6,592)
Balance at April 1, 2017	$177,892	$172,432	$103,263	$278,337	$731,924
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at April 1, 2017.
Goodwill in our Medical Devices reporting unit, included in our Components segment, is net of a $38,200 accumulated impairment loss at April 1, 2017.
The components of intangible assets are as follows:

		April 1, 2017		October 1, 2016
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$160,943	$(119,129)	$165,445	$(117,434)
Technology-related	9	68,327	(52,454)	70,277	(52,060)
Program-related	19	62,970	(27,056)	64,774	(26,018)
Marketing-related	9	24,553	(18,184)	25,031	(17,649)
Other	10	4,026	(3,018)	4,269	(3,075)
Intangible assets	12	$320,819	$(219,841)	$329,796	$(216,236)

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
Amortization of acquired intangible assets was $4,723 and $9,200 for the three and six months ended April 1, 2017 and $5,485 and $11,296 for the three and six months ended April 2, 2016. Based on acquired intangible assets recorded at April 1, 2017, amortization is expected to be approximately $17,700 in 2017, $16,400 in 2018, $15,000 in 2019, $12,800 in 2020 and $7,700 in 2021.

Note 6 - Indebtedness
Short-term borrowings consist of:

	April 1, 2017	October 1, 2016
Lines of credit	$90	$99
Other short-term debt	—	1,280
Short-term borrowings	$90	$1,379
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	April 1, 2017	October 1, 2016
U.S. revolving credit facility	$540,445	$590,000
Senior notes	300,000	300,000
Securitization program	120,000	120,000
Obligations under capital leases	371	471
Senior debt	960,816	1,010,471
Less deferred debt issuance cost	(4,413)	(5,457)
Less current installments	(350)	(167)
Long-term debt	$956,053	$1,004,847
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
At April 1, 2017, we had $300,000 aggregate principal amount of 5.25% senior notes due December 1, 2022 with interest paid semiannually on June 1 and December 1 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations.
The Securitization Program matures on April 13, 2018 and effectively increases our borrowing capacity by up to $120,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of April 1, 2017, our minimum borrowing requirement was $96,000.

Note 7 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Warranty accrual at beginning of period	$22,883	$19,391	$21,363	$18,660
Warranties issued during current year	4,741	2,925	8,155	5,343
Adjustments to pre-existing warranties	(106)	(215)	(371)	(349)
Reductions for settling warranties	(4,419)	(1,795)	(5,463)	(3,048)
Foreign currency translation	173	92	(412)	(208)
Warranty accrual at end of period	$23,272	$20,398	$23,272	$20,398
Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At April 1, 2017, we had interest rate swaps with notional amounts totaling $180,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.65%, including the applicable margin of 1.63% as of April 1, 2017. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times through March 31, 2020.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso and the British pound, we had outstanding foreign currency forwards with notional amounts of $48,432 at April 1, 2017. These contracts mature at various times through March 1, 2019.
These interest rate swaps and foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCIL). These deferred gains and losses are reclassified into the consolidated condensed statements of earnings during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2017 or 2016.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $113,852 at April 1, 2017. The foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net gain (loss)	$(493)	$3,069	$901	$3,959
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		April 1, 2017	October 1, 2016
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$366	$379
Foreign currency contracts	Other assets	7	56
Interest rate swaps	Other current assets	520	52
Interest rate swaps	Other assets	412	69
	Total asset derivatives	$1,305	$556
Foreign currency contracts	Other accrued liabilities	$2,531	$4,080
Foreign currency contracts	Other long-term liabilities	475	448
Interest rate swaps	Other accrued liabilities	16	201
Interest rate swaps	Other long-term liabilities	22	—
	Total liability derivatives	$3,044	$4,729
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$304	$422
Foreign currency contracts	Other accrued liabilities	$471	$76

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

	Classification	April 1, 2017	October 1, 2016
Foreign currency contracts	Other current assets	$670	$801
Foreign currency contracts	Other assets	7	56
Interest rate swaps	Other current assets	520	52
Interest rate swaps	Other assets	412	69
	Total assets	$1,609	$978
Foreign currency contracts	Other accrued liabilities	$3,002	$4,156
Foreign currency contracts	Other long-term liabilities	475	448
Interest rate swaps	Other accrued liabilities	16	201
Interest rate swaps	Other long-term liabilities	22	—
	Total liabilities	$3,515	$4,805
The carrying value of our financial instruments approximate their fair value, with the exception of our outstanding senior notes included in long-term debt. The fair value of long-term debt was $960,816, which equaled its carrying value of $960,816 at April 1, 2017. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
U.S. Plans
Service cost	$6,021	$5,910	$12,043	$11,819
Interest cost	7,635	9,414	15,271	18,829
Expected return on plan assets	(13,627)	(12,596)	(27,255)	(25,192)
Amortization of prior service cost (credit)	47	47	94	94
Amortization of actuarial loss	8,419	6,542	16,838	13,084
Pension expense for U.S. defined benefit plans	$8,495	$9,317	$16,991	$18,634
Non-U.S. Plans
Service cost	$1,514	$1,325	$3,046	$2,638
Interest cost	746	1,226	1,497	2,466
Expected return on plan assets	(1,122)	(1,211)	(2,253)	(2,440)
Amortization of prior service cost (credit)	(27)	(19)	(54)	(38)
Amortization of actuarial loss	1,109	647	2,229	1,297
Pension expense for non-U.S. defined benefit plans	$2,220	$1,968	$4,465	$3,923
Pension expense for the defined contribution plans consists of:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
U.S. defined contribution plans	$3,586	$3,359	$7,256	$6,800
Non-U.S. defined contribution plans	1,472	1,471	2,832	3,109
Total pension expense for defined contribution plans	$5,058	$4,830	$10,088	$9,909
Actual contributions for the six months ended April 1, 2017 and anticipated additional 2017 contributions to our defined benefit pension plans are as follows:

	U.S. Plans	Non-U.S. Plans	Total
Actual	$26,679	$4,191	$30,870
Anticipated	36,849	3,240	40,089
Total expected contributions	$63,528	$7,431	$70,959

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
Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Corporate	Total
Balance at October 1, 2016	$1,474	$665	$3,611	$369	$1,727	$7,846
Adjustments to provision	(405)	(44)	(770)	(3)	—	(1,222)
Cash payments - 2014 plan	(116)	(250)	—	—	—	(366)
Cash payments - 2015 plan	(210)	(176)	(146)	—	—	(532)
Cash payments - 2016 plan	(170)	—	(1,334)	(346)	(389)	(2,239)
Foreign currency translation	(48)	(3)	(81)	—	—	(132)
Balance at April 1, 2017	$525	$192	$1,280	$20	$1,338	$3,355
As of April 1, 2017, the restructuring accrual consists of $192 for the 2014 plan, $100 for the 2015 plan and $3,063 for the 2016 plan. Restructuring for all plans is expected to be paid by September 30, 2017, except portions classified as long-term liabilities based on payment arrangements.
Note 12 - Income Taxes
The effective tax rates for the three months ended April 1, 2017 and April 2, 2016 were 34.3% and 23.9%, respectively. The effective tax rate for the three months ended April 1, 2017 is impacted by higher earnings in jurisdictions with higher statutory tax rates and no tax benefit for the losses associated with certain held for sale non-core businesses in Space and Defense Controls. The effective tax rate for the three months ended April 2, 2016 is lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes due to the reversal of accruals for certain tax exposures outside the U.S. whose statues of limitations had expired and a significant portion of our earnings that come from foreign operations with lower tax rates.
The effective tax rates for the six months ended April 1, 2017 and April 2, 2016 were 27.1% and 25.2%, respectively. The effective tax rate for the six months ended April 1, 2017 and April 2, 2016 are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily due to a significant portion of our earnings that come from foreign operations with lower tax rates. Additionally, our effective tax rate in 2017 includes tax benefits associated with selling our European space businesses, while 2016 included the beneficial timing of enactment of U.S. research and development credits.

Note 13 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the six months ended April 1, 2017 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at October 1, 2016	$(110,626)	$(321,094)	$(3,341)	$(435,061)
Other comprehensive income (loss) before reclassifications	(28,814)	2,032	(970)	(27,752)
Amounts reclassified from AOCIL	—	12,011	2,790	14,801
Other comprehensive income (loss)	(28,814)	14,043	1,820	(12,951)
AOCIL at April 1, 2017	$(139,440)	$(307,051)	$(1,521)	$(448,012)
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Six Months Ended
	Statement of earnings classification	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Retirement liability:
Prior service cost		$20	$28	$39	$56
Actuarial losses		9,406	7,011	18,823	14,056
Reclassification from AOCIL into earnings		9,426	7,039	18,862	14,112
Tax effect		(3,424)	(2,591)	(6,851)	(5,188)
Net reclassification from AOCIL into earnings		$6,002	$4,448	$12,011	$8,924
Derivatives:
Foreign currency contracts	Sales	$1,157	$196	$2,454	$274
Foreign currency contracts	Cost of sales	664	594	1,131	1,070
Interest rate swaps	Interest	63	169	178	470
Reclassification from AOCIL into earnings		1,884	959	3,763	1,814
Tax effect		(500)	(288)	(973)	(582)
Net reclassification from AOCIL into earnings		$1,384	$671	$2,790	$1,232
The amounts deferred in AOCIL are as follows:

		Net deferral in AOCIL - effective portion
		Three Months Ended		Six Months Ended
	Statement of earnings classification	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Foreign currency contracts	Sales	$112	$(281)	$(650)	$(515)
Foreign currency contracts	Cost of sales	(435)	525	(1,459)	257
Interest rate swaps	Interest	69	(359)	763	88
Net loss		(254)	(115)	(1,346)	(170)
Tax effect		116	(63)	376	(131)
Net deferral in AOCIL of derivatives		$(138)	$(178)	$(970)	$(301)

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
Note 15 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Basic weighted-average shares outstanding	35,888,053	36,481,996	35,878,552	36,597,972
Dilutive effect of equity-based awards	348,785	211,194	376,250	262,788
Diluted weighted-average shares outstanding	36,236,838	36,693,190	36,254,802	36,860,760
For the three and six months ended April 1, 2017, there were 99,978 and 107,960 common shares subject to equity-based awards, respectively, excluded from the calculation of diluted earning per share as they would be anti-dilutive. For the three and six months ended April 2, 2016, there were 148,867 and 64,868 common shares subject to equity-based awards, respectively, excluded from the calculation of diluted earning per share as they would be anti-dilutive.

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
Below are sales and operating profit by segment for the three and six months ended April 1, 2017 and April 2, 2016 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Six Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales:
Aircraft Controls	$289,661	$272,073	$558,111	$526,030
Space and Defense Controls	105,848	92,871	198,778	176,389
Industrial Systems	115,431	128,244	227,830	253,423
Components	121,463	117,954	237,354	223,757
Net sales	$632,403	$611,142	$1,222,073	$1,179,599
Operating profit:
Aircraft Controls	$31,181	$19,742	$54,292	$38,174
Space and Defense Controls	10,488	12,657	17,584	24,172
Industrial Systems	12,318	13,270	23,019	26,903
Components	10,840	10,939	22,294	18,918
Total operating profit	64,827	56,608	117,189	108,167
Deductions from operating profit:
Interest expense	8,649	8,935	17,135	17,257
Equity-based compensation expense	986	983	3,154	1,919
Corporate and other expenses, net	6,989	6,073	12,209	12,719
Earnings before income taxes	$48,203	$40,617	$84,691	$76,272

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
We are contingently liable for $22,467 of standby letters of credit issued by a bank to third parties on our behalf at April 1, 2017.

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
These strengths afford us the ability to innovate our current solutions into new, complementary technologies. They also provide us the opportunity to expand our control product franchise from one market to another, as well as enabling us to increase our scope of content from a high-performance components supplier to a high-performance systems supplier. In addition, we continually strive to achieve substantial content positions on the platforms on which we currently participate, seeking to be the dominant supplier in the current niche markets we serve. We also look for innovation in all aspects of our business, employing new technologies to improve productivity and to develop new business models.

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
We focus on improving shareholder value through strategic revenue growth, both organic and acquired, through improving operating efficiencies and manufacturing initiatives and through utilizing low cost manufacturing facilities without compromising quality. Additionally, we take a balanced approach to capital deployment, which may include strategic acquisitions or further share buyback activity in order to maximize shareholder returns over the long-term. We face numerous operating challenges including, but not limited to, adjusting to dynamic global economic conditions that are influenced by governmental, industrial and commercial factors, pricing pressures from customers, strong competition, foreign currency fluctuations and increases in employee benefit costs. We may also engage in restructuring and divesting activities, including reducing overhead, consolidating facilities and exiting some product lines if we deem the operations as non-strategic or underperforming.
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
In 2016, we acquired a 70% ownership in Linear Mold and Engineering ("Linear"), a Livonia, Michigan-based company specializing in metal additive manufacturing that provides engineering, manufacturing and production consulting services to customers across a wide range of industries, including aerospace, defense, energy and industrial. We acquired our share in Linear Mold and Engineering for $23 million. The acquisition also included a redeemable noncontrolling interest in the remaining 30%. This acquisition is included in our Space and Defense Controls segment. On January 25, 2017, we acquired the remaining 30% redeemable noncontrolling interest for $2 million in cash, which is reflected in additional paid-in capital.
In 2017, we recorded losses in other expense of $13 million related to selling non-core businesses in our Space and Defense Controls segment. We received $1 million in cash and reclassified $9 million in other current assets and $3 million in other current liabilities as held for sale. We expect the sale of the held for sale portion of these businesses to be completed during 2017.
On April 2, 2017, we acquired Rotary Transfer Systems, a manufacturer of electromechanical systems, located in Germany and France for a purchase price, net of acquired cash, of $43 million, consisting of $37 million in cash, $3 million in deferred payments and $2 million in assumed pension obligations. This operation will be included in our Components segment.
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

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

	Three Months Ended				Six Months Ended
(dollars and shares in millions, except per share data)	April 1, 2017	April 2, 2016	$ Variance	% Variance	April 1, 2017	April 2, 2016	$ Variance	% Variance
Net sales	$632	$611	$21	3%	$1,222	$1,180	$42	4%
Gross margin	29.3%	29.3%			29.3%	28.9%
Research and development expenses	$37	$40	$(3)	(7%)	$72	$75	$(3)	(4%)
Selling, general and administrative expenses as a percentage of sales	13.8%	13.5%			14.1%	14.1%
Interest expense	$9	$9	$—	(3%)	$17	$17	$—	(1%)
Restructuring expense	$—	$8	$(8)	(100%)	$—	$8	$(8)	(100%)
Other	$4	$(1)	$5	n/a	$12	$(2)	$14	n/a
Effective tax rate	34.3%	23.9%			27.1%	25.2%
Net earnings attributable to Moog	$32	$31	$1	3%	$63	$57	$5	9%
Diluted average common shares outstanding	36	37	—	(1%)	36	37	(1)	(2%)
Diluted earnings per share attributable to Moog	$0.88	$0.85	$0.03	4%	$1.73	$1.55	$0.18	12%
Net sales increased in the second quarter and the first half of 2017 compared to the same periods of 2016. In both periods, sales increased in Aircraft Controls, Space and Defense Controls and Components, and decreased in Industrial Systems. Also in the second quarter and the first half of 2017, weaker foreign currencies, primarily the British Pound relative to the U.S. Dollar, decreased sales $7 million and $15 million, respectively.
Gross margin increased in the first half of 2017 compared to the first half of 2016. We benefited from a favorable sales mix, primarily in Space and Defense Controls and Components, due to higher defense controls and medical market sales, respectively. In addition, reduced costs from the restructuring actions taken in 2016 increased profitability $3 million.
Research and development expenses decreased in the second quarter and the first half of 2017 compared to the same periods of 2016. Within Aircraft Controls, research and development expenses decreased $6 million and $8 million, respectively, as development activities declined on the Embraer E-2 and the Airbus A350 programs. The reduced spend in Aircraft Controls was partially offset by small increases in research and development activities across our other segments.
In the second quarter of 2016, we incurred $8 million of restructuring expenses, primarily related to exiting a product line in Aircraft Controls. Through the subsequent four quarters, the total savings were $10 million, in line with our expected return, with approximately half in cost of sales and half in selling, general and administrative expenses.
Other expense in the second quarter and the first half of 2017 includes $4 million and $13 million, respectively, of losses associated with non-core businesses in Space and Defense Controls.
Our effective tax rate in the second quarter 2017 is higher than the effective tax rate in the second quarter of 2016, due to higher earnings in jurisdictions with higher statutory tax rates and to the losses associated with certain held for sale non-core businesses in Space and Defense Controls for which there is no tax benefit. Our effective tax rate in 2016 reflected the reversal of accruals for certain tax exposures outside of the U.S. whose statutes of limitations had expired.

Our effective tax rates in the first half of 2017 and 2016 are lower than the U.S. statutory tax rate as result of earnings taxed in foreign jurisdictions with lower statutory tax rates. Additionally, our effective tax rate in first half of 2017 includes the tax benefits associated with selling our European space businesses in the first quarter of 2017. Also, our effective tax rate in the first half of 2016 included the beneficial timing of the enactment of the U.S. research and development tax credit.
Average common shares outstanding decreased in the second quarter and the first half of 2017 compared to the same periods of 2016 due to our share buyback program. Under the current Board of Directors authorization, we have three million shares available for repurchase.
Other comprehensive loss in the first half of 2017 includes $29 million of foreign currency translation loss. In the first half of 2016, other comprehensive income included $8 million of foreign currency translation loss. Foreign currency translation adjustments decreased $21 million during these periods, primarily attributable to the changes in the Euro and the Japanese Yen.
2017 Outlook – We expect sales in 2017 to increase 2% from fiscal 2016 to $2.5 billion, driven primarily by higher OEM sales for the Airbus A350 program in Aircraft Controls. We also expect sales in Space and Defense Controls will increase based on strong defense program sales in the first half of 2017 and sales in Components will increase due to higher medical pump sales. Partially offsetting the sales growth is an expected decline in Industrial Systems across our major markets. We expect our operating margin will rise to 10.0% in 2017 compared with 9.9% in 2016. The absence of the 2016 restructuring expense and goodwill impairment charge, as well as the associated restructuring benefits, will contribute to margin expansion. These will be offset by the losses associated with selling product lines in Space and Defense Controls and an unfavorable sales mix. We expect net earnings will remain flat with 2016 at $127 million. Average diluted shares outstanding will decrease 1% to 36 million due to shares already repurchased under our current share buyback program. We expect diluted earnings per share will range between $3.35 and $3.65, with a midpoint of $3.50, an increase of 1% compared to 2016.

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
Aircraft Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	April 1, 2017	April 2, 2016	$ Variance	% Variance	April 1, 2017	April 2, 2016	$ Variance	% Variance
Net sales - military aircraft	$137	$132	$5	4%	$264	$252	$12	5%
Net sales - commercial aircraft	153	140	12	9%	293	274	$19	7%
	$290	$272	$18	6%	$558	$526	$32	6%
Operating profit	$31	$20	$11	58%	$54	$38	$16	42%
Operating margin	10.8%	7.3%			9.7%	7.3%
Backlog					$594	$624	$(30)	(5%)
Aircraft Controls' net sales increased in both commercial and military aircraft programs in the second quarter and in the first half of 2017 compared to the same periods of 2016. Weaker foreign currencies, primarily the British Pound relative to the U.S. Dollar, decreased sales $3 million in the second quarter of 2017 and $8 million in the first half of 2017 compared to the same periods of 2016.
In the second quarter of 2017 compared to the second quarter of 2016, commercial OEM sales increased $14 million due mostly to the Airbus A350 program's production ramp up. Also in the second quarter of 2017, Military OEM sales increased $8 million while military aftermarket sales decreased $3 million. Military OEM sales for the F-35 program increased $6 million due to higher production volumes. Also, higher levels of classified military funded development jobs offset lower foreign military sales. The decreased military aftermarket sales were driven by the timing of orders for the B1-B program and by work winding down on the C-5 refurbishment program.
In the first half of 2017 compared to the first half of 2016, commercial OEM sales increased $22 million while commercial aftermarket sales decreased $3 million. Commercial OEM sales for the Airbus A350 program increased $23 million. Commercial aftermarket sales decreased due to lower repairs as well as lower initial provisioning sales for the Airbus A350 program. Additionally in the first half of 2017, military OEM sales increased $17 million while military aftermarket sales decreased $4 million. Military OEM sales for the F-35 program increased $12 million. Also, higher levels of classified military funded development jobs offset lower foreign military sales. The decreased military aftermarket sales was driven by the B1-B and C-5 programs.
Operating margin increased in the second quarter of 2017 compared to the second quarter of 2016. Research and development expenses decreased $6 million as development activities declined on the Embraer E-2 and the Airbus A350 programs. Additionally, operating profit benefited $6 million due to the absence of last year's restructuring expense associated with exiting a product line.
Operating margin increased in the first half of 2017 compared to the first half of 2016. Research and development expenses decreased $8 million due to lower development activities on the Embraer E-2 and the Airbus A350 programs. Operating margin also benefited $6 million due to the absence of last year's restructuring expense and an additional $3 million due to restructuring benefits associated with the restructuring activities. These benefits are in line with our expected return. Partially offsetting these benefits is an unfavorable sales mix, due in part to lower foreign military sales.
Half of the decrease of twelve-month backlog at April 1, 2017 compared to April 2, 2016 is due to weaker foreign currencies, primarily the British Pound relative to the U.S. Dollar. At constant currencies, the timing of military aftermarket orders, as well as declining production rates on legacy commercial programs, also decreased backlog.

2017 Outlook for Aircraft Controls – We expect sales in Aircraft Controls to increase 4% from 2016. We expect commercial sales will increase 6% from 2016, due to the continued ramp up of the Airbus A350 program. Partially offsetting the growth is expected lower commercial aftermarket sales on legacy Boeing programs. We expect military sales will increase 2% from 2016, driven by higher F-35 production sales. We expect operating margin will increase to 9.5% in 2017 from 9.3% in 2016. We expect that research and development costs will decrease $10 million, our restructuring expenses will not repeat and we will continue to realize the benefits of cost saving activities. However, partially offsetting these positive effects on operating margin is an expected negative sales mix. Sales from our newer military cost plus development jobs and higher sales on newer, lower margin commercial OEM platforms are replacing sales from higher-margin foreign military programs.

Space and Defense Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	April 1, 2017	April 2, 2016	$ Variance	% Variance	April 1, 2017	April 2, 2016	$ Variance	% Variance
Net sales	$106	$93	$13	14%	$199	$176	$22	13%
Operating profit	$10	$13	$(2)	(17%)	$18	$24	$(7)	(27%)
Operating margin	9.9%	13.6%			8.8%	13.7%
Backlog					$274	$255	$18	7%
Space and Defense Controls' net sales increased in the second quarter of 2017 compared to the second quarter of 2016, driven by growth in our defense market. Through the first half of 2017 compared to the same period of 2016, sales increased in our defense market, as well as our space market.
Sales in our defense market increased $12 million in the second quarter of 2017, driven by higher LAV turret upgrade programs sales in defense controls, higher European defense vehicle sales and increased repair sales for naval programs.
Sales in our defense market increased $16 million in the first half of 2017, driven by higher sales in domestic and European defense vehicle sales, as well as higher naval sales. Additionally in the first half of 2017, sales in our space market increased $6 million, due in part to new satellite propulsion customers.
Operating margin decreased in the second quarter of 2017 compared to the second quarter of 2016, due to $4 million of charges associated with selling non-core businesses. Additionally, operating margin was affected by a $3 million charge on a satellite program related to an engineering issue. Also, research and development expenses increased $2 million. Partly offsetting these margin pressures was a favorable sales mix in our defense markets.
Operating margin decreased in the first half of 2017 compared to the first half of 2016. The decline was driven by $13 million of charges associated with selling non-core businesses, the satellite program charge and higher research and development costs. Partly offsetting the declines was a favorable sales mix in our defense markets.
The higher level of twelve-month backlog for Space and Defense Controls at April 1, 2017 compared to April 2, 2016 is due to higher orders for domestic and foreign defense vehicle programs.
2017 Outlook for Space and Defense Controls – We expect sales in Space and Defense Controls to increase 6% from fiscal 2016. The increase is due to higher defense sales, primarily in our defense vehicle programs, based on the strong first half of 2017. We expect sales in our space market will remain flat as higher satellite component sales are offset by slightly lower launch vehicle sales. We expect operating margin will decrease to 10.7% in 2017 from 11.3% in 2016, due to the impact of losses associated with selling non-core businesses.

Industrial Systems

	Three Months Ended				Six Months Ended
(dollars in millions)	April 1, 2017	April 2, 2016	$ Variance	% Variance	April 1, 2017	April 2, 2016	$ Variance	% Variance
Net sales	$115	$128	$(13)	(10%)	$228	$253	$(26)	(10%)
Operating profit	$12	$13	$(1)	(7%)	$23	$27	$(4)	(14%)
Operating margin	10.7%	10.3%			10.1%	10.6%
Backlog					$152	$175	$(23)	(13%)
Industrial Systems' net sales decreased across our three markets in the second quarter and in the first half of 2017 compared to the same periods of 2016.
In our industrial automation market, sales decreased $5 million in the second quarter of 2017 compared to the second quarter of 2016. Additionally in the second quarter of 2017, sales in our energy market decreased $5 million due to order timing for Pacific wind customers and our non-renewable gas and steam customers. Also in the second quarter of 2017, sales in our simulation and test market decreased $3 million due to the absence of last year's favorable timing of large sales volumes to flight simulation customers.
In the first half of 2017 compared to the first half of 2016, sales decreased $11 million in our industrial automation market. Sales also decreased $8 million in our simulation and test market, impacted by the lack of large project-based test sales that did not repeat this year. Additionally, sales in our energy market decreased $7 million, driven in part by lost sales to a key customer in Brazil who was acquired and in part by lower sales from other wind customers.
Operating margin increased in the second quarter of 2017 compared to the second quarter of 2016. The absence of last year's restructuring expense and the benefits associated with our restructuring activities, which are in line with our expected return, increased operating profit by $3 million. The increases were partially offset by the effects of lower sales across our three markets.
Operating margin decreased in the first half of 2017 compared to the first half of 2016, due to lower sales volumes across our three markets. Partially offsetting the decline was $3 million of benefits associated with our restructuring activities in 2016, in line with our expected return, and the absence of last year's restructuring expense.
The lower level of twelve-month backlog in Industrial Systems at April 1, 2017 compared to April 2, 2016 is due to lower wind energy orders related to the lost orders from a key customer in Brazil who was acquired and to order delays as we transition to a new wind product.
2017 Outlook for Industrial Systems – We expect sales in Industrial Systems to decline 9% from 2016 across all of our major markets. Approximately half of the decline is due to lower demand. Specifically, we expect that wind energy sales will decrease as a result of lost sales to a key customer who was acquired. Additionally, we expect lower industrial automation sales as the global economic conditions continue to impact our sales. The other half of the expected sales decline is due to the strengthening U.S. Dollar relative to other currencies. We expect operating margin will increase to 10.4% in 2017 from 9.4% in 2016, as we will benefit from both our restructuring actions in 2016 and our continued cost containment actions.

Components

	Three Months Ended				Six Months Ended
(dollars in millions)	April 1, 2017	April 2, 2016	$ Variance	% Variance	April 1, 2017	April 2, 2016	$ Variance	% Variance
Net sales	$121	$118	$4	3%	$237	$224	$14	6%
Operating profit	$11	$11	$—	(1%)	$22	$19	$3	18%
Operating margin	8.9%	9.3%			9.4%	8.5%
Backlog					$181	$173	$8	4%
Components' net sales increased in the second quarter of 2017 compared to the second quarter of 2016, driven by growth in our medical market. Through the first half of 2017 compared to the same period of 2016, sales increased in our medical market, as well as our aerospace and defense market.
Sales in our medical market increased $4 million and $9 million in the second quarter and in the first half of 2017, respectively, compared to the same periods of 2016, as we had higher sales on medical pumps, sets and sensors and handpieces. Additionally in the first half of 2017, sales increased $4 million in our aerospace and defense market, primarily related to higher shipments on the Guardian program as well as various space components programs.
Operating margin increased in the first half of 2017 compared to the same period of 2016. In the first half of 2017, we benefited from an improved sales mix, primarily in our medical market. Additionally, we had $2 million of restructuring benefits associated with the 2016 restructuring activities, which are in line with our total expected return. We also benefited $1 million from the absence of last year's restructuring expense.
The twelve-month backlog at April 1, 2017 compared to April 2, 2016 increased due to higher orders for our aerospace and defense and industrial products.
2017 Outlook for Components – We expect sales in Components to increase 4% from 2016. We expect that our medical market will increase $11 million due to higher sales volumes of pumps and sets. In addition, our outlook now includes $10 million of sales in our industrial market reflecting the acquisition of Rotary Transfer Systems. We expect operating margin will decrease to 10.2% in 2017 from 10.7% in 2016, as we continue to be affected by the negative sales mix in our industrial and aerospace and defense markets.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
(dollars in millions)	April 1, 2017	April 2, 2016	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$122	$78	$43	55%
Investing activities	(31)	(38)	7	(17%)
Financing activities	(62)	(5)	(57)	n/a
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At April 1, 2017, our cash balances were $342 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. During 2016, we repatriated $91 million of earnings from various foreign subsidiaries and used the funds to pay down our U.S. revolving credit facility. If we determine further repatriation of foreign funds is necessary, we would then be required to pay U.S. income taxes on those funds.
Operating activities
Net cash provided by operating activities increased in the first half of 2017 compared to the same period of 2016. Cash provided by accounts payable increased $27 million due to favorable timing across all of our segments. Also, cash provided by inventory increased $20 million, primarily in Aircraft Controls, across a variety of programs, and in Industrial Systems.
Investing activities
Net cash used by investing activities in the first half of 2017 included $30 million for capital expenditures. Net cash used by investing activities in the first half of 2016 included $28 million for capital expenditures and $11 million as partial payment for the Linear acquisition.
We expect our 2017 capital expenditures to be approximately $80 million, as we support the increased production of commercial aircraft.
Financing activities
Cash used by financing activities in the first half of 2017 includes net payments on our credit facility. Cash used by financing activities in the first half of 2016 includes the repurchase of 0.5 million shares through our stock repurchase program for $22 million, which was funded by our credit facility.
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
Our U.S. revolving credit facility matures on June 28, 2021. The U.S. revolving credit facility has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $540 million at April 1, 2017. Interest on the outstanding credit facility borrowings is principally based on LIBOR plus the applicable margin, which was 1.63% at April 1, 2017 and will decrease to 1.38% during the third quarter of 2017. The credit facility is secured by substantially all of our U.S. assets.
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
At April 1, 2017, we had $549 million of unused capacity, including $537 million from the U.S. revolving credit facility after considering standby letters of credit. However, our leverage ratio covenant limits our total borrowing capacity to $532 million as of April 1, 2017.
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
We have a trade receivables securitization facility (the "Securitization Program"), which terminates on April 13, 2018. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program effectively increases our borrowing capacity by up to $120 million and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. We had an outstanding balance of $120 million at April 1, 2017. The Securitization Program has a minimum borrowing requirement, which was $96 million at April 1, 2017. Interest on the secured borrowings under the Securitization Program was 1.86% at April 1, 2017 and is based on 30-day LIBOR plus an applicable margin.
Net debt to capitalization was 37% at April 1, 2017 and 41% at October 1, 2016. The decrease in net debt to capitalization is primarily due to our net earnings and positive cash flow.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases that includes both Class A and Class B common shares, and allows us to buy up to an aggregate 13 million common shares. Under this program, we have purchased approximately 9.6 million shares for $650 million as of April 1, 2017.

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
Reductions in the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the Budget Control Act of 2011, has had ramifications for the domestic aerospace and defense market. As originally passed, the Budget Control Act provided that, in addition to an initial significant reduction in future domestic defense spending, further automatic cuts to defense spending authorization (which is generally referred to as sequestration) of approximately $500 billion through the Federal Government's 2021 fiscal year would be triggered by the failure of Congress to produce a deficit reduction bill. The sequestration spending cuts were intended to be uniform by category for programs, projects and activities within accounts. The Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015 provided stability and modest growth in the Department of Defense spending through 2017. However, future budgets beyond 2017 are uncertain with respect to the overall levels of defense spending. Currently, we expect approximately $690 million of U.S. defense sales in 2017.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial Systems. About one-quarter of our 2016 sales were denominated in foreign currencies. During the first six months of 2017, average foreign currency rates generally weakened against the U.S. dollar compared to 2016. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $15 million compared to the same period one year ago.

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

(b)
Changes in Internal Control over Financial Reporting. There have been no changes during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended April 1, 2017.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
January 1, 2017 - January 31, 2017	652	$66.34	652	3,350,945
February 1, 2017 - February 28, 2017	9,706	66.24	178	3,350,767
March 1, 2017 - April 1, 2017	10,831	67.82	292	3,350,475
Total	21,189	$67.05	1,122	3,350,475

(1)
Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") at average prices as follows: 9,528 shares at $66.22 per share during February; and 9,900 shares at $67.78 per share during March. Purchases by the SECT from members of the Moog family included: 396 shares of Class B common stock at $69.54 per share on March 13, 2017.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In March, we accepted delivery of 243 shares at $67.41 per share, in connection with the exercise of equity-based awards.

(3)
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases up to an aggregate 13 million common shares. The program permits the purchase of shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In January, we purchased 652 Class B shares at an average price of $66.34 per share, in February, we purchased 178 Class B shares at an average price of $67.37 per share and in March, we purchased 292 Class B shares at an average price of $67.33 per share.

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

Moog Inc.

(Registrant)

Date:	April 28, 2017	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2017	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2017	By	/s/ Jennifer Walter
Jennifer Walter
Controller (Principal Accounting Officer)