Form 10-K
period 2017-09-30
MOOG INC.
filed 2017-11-14
CIK 67887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):
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
Yes ☐    No ☒
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on April 1, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,212 million.
The number of shares of common stock outstanding as of the close of business on November 7, 2017 was: Class A 32,356,526; Class B 3,404,976.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Moog Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on February 14, 2018 (“2017 Proxy”) are incorporated by reference into Part III of this Form 10-K.

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
Additional information describing the business and comparative segment revenues, operating profits and related financial information for 2017, 2016 and 2015 are provided in Note 17 of Item 8, Financial Statements and Supplementary Data of this report.
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
Industry and Competitive Conditions. We experience considerable competition in our aerospace and defense and industrial markets. We believe that the principal points of competition in our markets are product quality, reliability, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. We believe we compete effectively on all of these bases. Competitors in our four operating segments include:

•	Aircraft Controls: Curtiss-Wright, Liebherr, Nabtesco, Parker Hannifin, UTC and Woodward.

•
Space and Defense Controls: Airbus, ATA Engineering, BAE Systems, Bradford Engineering, Chess Dynamics, Cobham, Cohu, Curtiss-Wright, Dotworkz, ESW, FLIR, Flowserve Limitorque, Honeywell, Kongsberg, L3 Technologies, Leonardo DRS, LORD, Marotta, RUAG, Pelco, PVP Advanced EO Systems, RVision, SABCA, Sargent Aerospace & Defense, SEAKR, Silent Sentinel, SwRI, UTC, Vacco, Valcor, Videotec, ValveTech and Woodward.

•	Industrial Systems: Atos, Allen-Bradley, Bosch Rexroth, Danaher, DEIF Wind Power, E2M Technologies, Eaton, KEB, MTS Systems Corp., Parker Hannifin, Siemens and SSB Wind Systems.

•
Components: Allied Motion Technologies, Ametek, Cardinal Health, Cobham, General Dynamics Mission Systems, ICU Medical, Kearfott, Kollmorgen, Schleifring, Smiths Medical, Stemmann-Technik, UEA, Woodward and Whippany Actuation Systems.

Government Contracts. All U.S. Government contracts are subject to termination by the U.S. Government. In 2017, sales under U.S. Government contracts represented 31% of total sales and were primarily within our Aircraft Controls, Space and Defense Controls and Components segments.
Backlog. Our twelve-month backlog represents confirmed orders we believe will be recognized as revenue within the next twelve months. As noted in Item 6, Selected Financial Data of this report, as of September 30, 2017, our twelve-month backlog was $1.2 billion, a decline of 1% compared to October 1, 2016. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for a discussion on the various business drivers and conditions contributing to the twelve-month backlog change.
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
Research Activities. Research and development activity has been, and continues to be, significant for us. Research and development expense was at least $140 million in each of the last three years and represented approximately 6% of sales in 2017.
Employees. On September 30, 2017, we employed 10,675 full-time employees.
Customers. Our principal customers are Original Equipment Manufacturers, or OEMs, and end users for whom we provide aftermarket support. Aerospace and defense OEM customers collectively represented 54% of 2017 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our industrial OEM sales, which represented 30% of 2017 sales, are to a wide range of global customers and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our products. Our major aftermarket customers are the U.S. Government and commercial airlines. In 2017, aftermarket sales accounted for 16% of total sales.
Significant customers in our four operating segments include:

•	Aircraft Controls: Boeing, Airbus, Lockheed Martin, Northrup Grumman, United Technologies, Gulfstream, Japan Aerospace, Honeywell, Embraer and the U.S. Government.

•
Space and Defense Controls: Lockheed Martin, Raytheon, Aerojet Rocketdyne, Orbital ATK, Boeing, United Launch Alliance, Airbus, General Dynamics, BAE Systems, Thales Alenia Space and the U.S. Government.

•	Industrial Systems: CAE, FlightSafety, Husky Energy, MHPS, Arburg, Rockwell Automation, Senvion, Nordex, RAAF and Schlumberger.

•	Components: Northrup Grumman, Philips Healthcare, Lockheed Martin, Raytheon, Turbo Chef Technologies, Becton Dickinson, Nestle, Honeywell, Bausch & Lomb, Boeing and the U.S. Government.
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

Executive Officers	Age	Year First Elected Officer

John R. Scannell
Chairman of the Board; Chief Executive Officer
Director	54	2006
Richard A. Aubrecht
Vice Chairman of the Board; Vice President - Strategy and Technology;
Director	73	1980
Donald R. Fishback
Director; Vice President; Chief Financial Officer	61	1985
Lawrence J. Ball
Vice President	63	2004
Gary A. Szakmary
Vice President	66	2011
Patrick J. Roche
Vice President	54	2012
Maureen M. Athoe
Vice President	59	2015
R. Eric Burghardt
Vice President	58	2015
Mark J. Trabert
Vice President	58	2015
Jennifer Walter
Controller; Principal Accounting Officer	46	2008
Timothy P. Balkin
Treasurer; Assistant Secretary	58	2000
In addition to the executive officers noted above, Robert J. Olivieri, 67, was elected Secretary in 2014. Mr. Olivieri's principal occupation is partner in the law firm of Hodgson Russ LLP.

Item 1A.	Risk Factors.
The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles as well as domestic and foreign economic conditions and events. For example, our defense programs are largely contingent on U.S. Department of Defense funding. In addition, our space programs rely on the same governmental funding as well as investment for commercial and exploration activities. Our aerospace programs are dependent on the highly cyclical commercial airline industry, driven by fuel price increases, demand for travel and economic conditions. Demand for our industrial products is dependent upon several factors, including capital investment, product innovations, economic growth, the price of oil and natural gas, cost-reduction efforts and technology upgrades. Our sales and operating profit have been affected by the continued low rates of recovery in the economies in which we conduct business. If global economic uncertainties continue or deteriorates, our operations could be negatively impacted through declines in our sales, profitability and cash flows due to lower orders, payment delays and price pressures for our products.
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
We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2017, sales under U.S. Government contracts represented 31% of our total sales, primarily within Aircraft Controls, Space and Defense Controls and Components. Sales to foreign governments represented 5% of our total sales. Funding for government programs can be structured into a series of individual contracts and depend on annual congressional appropriations, which are subject to change. Additionally, the 2011 Budget Control Act reduced the Department of Defense spending (or sequestration) by approximately $500 billion. The Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015 provided stability and modest growth in the Department of Defense spending through 2017. However, future budgets beyond 2017 are uncertain with respect to the overall levels of defense spending. As a result of this uncertainty, we expect discretionary government spending levels will face pressure, leading to procurement cost reductions. Any reduction in future Department of Defense spending levels could adversely impact our sales, operating profit and our cash flow. We have resources applied to specific government contracts and if any of those contracts are rescheduled or terminated, we may incur substantial costs redeploying those resources.

We make estimates in accounting for long-term contracts, and changes in these estimates may have significant impacts on our earnings. We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls. Revenue representing 38% of 2017 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. Under this method, we recognize revenue as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. Changes in these required estimates could have a material adverse effect on sales and profits. Any adjustments are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting. For contracts with anticipated losses at completion, we establish a provision for the entire amount of the estimated remaining loss and charge it against income in the period in which the loss becomes known. Amounts representing performance incentives, penalties, contract claims or impacts of scope change negotiations are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Due to the substantial judgments involved with this process, our actual results could differ materially or could be settled unfavorably from our estimates.
We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. In 2017, fixed-price contracts represented 92% of our sales that were accounted for using the percentage of completion, cost-to-cost method of accounting. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract's fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which would reduce our net earnings. Loss reserves are most commonly associated with fixed-price contracts that involve the design and development of new and unique controls or control systems to meet the customer's specifications.
We may not realize the full amounts reflected in our backlog as revenue, which could adversely affect our future revenue and growth prospects. As of September 30, 2017, our twelve-month backlog was $1.2 billion, which represents confirmed orders we believe will be recognized as revenue within the next twelve months. There is no assurance that our customers will purchase all the orders represented in our backlog, due in part to the U.S. Government's ability not to exercise contract options or to modify, curtail or terminate major programs. Due to the uncertain nature of our contracts with the U.S. Government, we may never realize revenue from some of the orders that are included in our backlog. A portion of our backlog also relates to commercial aircraft programs, and if there are entry into service delays or lower than anticipated deliveries due to production issues, we may never realize the full amounts included in our backlog. If this occurs, our future revenue and growth prospects may be adversely affected.
If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted. We rely on subcontracts with other companies to perform a portion of the service we provide to our customers on many of our contracts. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. Failure by our subcontractors to satisfactorily provide on a timely basis the agreed-upon supplies, or perform the agreed-upon services, may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and substantially impair our ability to compete for future contracts and orders. In addition, a delay or failure in our ability to obtain components and equipment parts from our suppliers may adversely affect our ability to perform our obligations to our customers.
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

The loss of The Boeing Company as a customer or a significant reduction in sales to The Boeing Company could adversely impact our operating results. We provide The Boeing Company, or Boeing, with controls for both military and commercial applications, which, in total, were 13% of our 2017 sales. Sales to Boeing's commercial airplane group are generally made under a long-term supply agreement through 2021 for the Boeing 787 and through 2019 for other commercial airplanes. Boeing operates in a competitive environment, and any detrimental impact to Boeing's production could reduce our orders to Boeing. A reduction in sales or the loss of Boeing as a customer could reduce our sales and earnings.
Our new product research and development efforts may not be successful which could reduce our sales and earnings. Technologies related to our products have undergone, and in the future may undergo, significant changes. We have incurred, and we expect to continue to incur, expenses associated with lengthy research and development activities and the introduction of new products in order to succeed in the future. Our technology has been developed through customer-funded and internally-funded research and development, as well as through business acquisitions. If we fail to predict customers' preferences or fail to provide viable technological solutions, we may experience difficulties that could delay or prevent the acceptance of new products or product enhancements. Also, the research and development expenses we incur may exceed our cost estimates and new products we develop may not generate sales sufficient to offset our costs. Additionally, our competitors may develop technologies and products that have more competitive advantages than ours and render our technology uncompetitive or obsolete.
Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete. Protecting our intellectual property is critical in order to maintain a competitive advantage. We therefore rely on internally developed and acquired patents, trademarks and proprietary knowledge and technologies. Our inability to defend against the unauthorized use of these rights and assets could have an adverse effect on our competitive position and on our results of operations and financial condition. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert management's focus away from operations.
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
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. Goodwill and other intangible assets are a substantial portion of our assets. At September 30, 2017, goodwill was $774 million and other intangible assets were $109 million of our total assets of $3.1 billion. Our goodwill and other intangible assets may increase in the future since our growth strategy includes acquisitions. However, we may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and our financial condition significantly.

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
Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations sell to foreign customers. In 2017, 42% of our net sales were to customers outside of the United States. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations, changes in tariff and trade barriers and import or export licensing requirements. In addition, any local or global health issue or uncertain political climates, international hostilities, natural disasters, or any other terrorist activities could adversely affect customer demand, our operations and our ability to source and deliver products and services to our customers.
Unforeseen exposure to additional income tax liabilities may affect our operating results. Our distribution of taxable income is subject to domestic and, as a result of our significant manufacturing and sales presence in foreign countries, foreign tax jurisdictions. Our effective tax rate and earnings may be affected by shifts in our mix of earnings in countries with varying statutory tax rates, changes in reinvested foreign earnings, changes in the valuation of deferred tax assets and outcomes of any audits performed on previous tax returns. Additionally, any alterations to tax regulations or interpretations could have significant impacts on our effective tax rates and on our deferred tax assets and liabilities.
Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business. In 2017, approximately 20% of our sales were subject to compliance with the United States export regulations. Our failure to obtain, or fully adhere to the limitations contained in the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. In addition, the U.S. Government has established, and from time to time, revises, sanctions that restrict or prohibit U.S. companies and their subsidiaries from doing business with certain foreign countries, entities and individuals. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. From time to time, we may file voluntary disclosure reports with the U.S. Department of State and the Department of Commerce regarding certain violations of U.S. export laws and regulations discovered by us in the course of our business activities, employee training or internal reviews and audits. To date, our voluntary disclosures have not resulted in a fine, penalty, or export privilege denial or restriction that has had a material adverse impact on our financial condition or ability to export. Our failure, or failure by an authorized agent or representative that is attributable to us, to comply with these laws and regulations could result in administrative, civil or criminal liabilities. In the extreme case, these failures could result in financial penalties, suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us.

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
Future terror attacks, war, natural disasters or other catastrophic events beyond our control could negatively impact our business. Terror attacks, war or other civil disturbances, natural disasters and other catastrophic events could lead to economic instability and decreased demand for commercial products, which could negatively impact our business, financial condition, results of operations and cash flows. From time to time, terrorist attacks worldwide have caused instability in global financial markets and the aviation industry. In 2017, 25% of our net sales were in the commercial aircraft market. Also, our facilities and suppliers are located throughout the world and could be subject to damage from fires, floods, earthquakes or other natural or man-made disasters. Although we carry third party property insurance covering these and other risks, our inability to meet customers' schedules as a result of a catastrophe may result in the loss of customers or significantly increase costs, including penalty claims under customer contracts.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
On September 30, 2017, we occupied 5,068,000 square feet of space, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total
Aircraft Controls	1,452,000	387,000	1,839,000
Space and Defense Controls	462,000	373,000	835,000
Industrial Systems	737,000	521,000	1,258,000
Components	932,000	182,000	1,114,000
Corporate Headquarters	20,000	2,000	22,000
Total	3,603,000	1,465,000	5,068,000
We have principal manufacturing facilities in the United States and countries throughout the world in the following locations:

•	Aircraft Controls - U.S., Philippines and United Kingdom.

•	Space and Defense Controls - U.S., Ireland and Germany.

•	Industrial Systems - Germany, Italy, U.S., China, Netherlands, Luxembourg, Philippines, Japan, India, Ireland, Brazil and United Kingdom.

•	Components - U.S., United Kingdom, Costa Rica, Canada, Germany and Lithuania.
Our corporate headquarters is located in East Aurora, New York.
We believe that our properties have been adequately maintained and are generally in good condition. Operating leases for our properties expire at various times from 2018 through 2036. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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
Quarterly Stock Prices

	Class A		Class B
Fiscal Year Ended	High	Low	High	Low
September 30, 2017
1st Quarter	$73.05	$55.35	$71.81	$56.44
2nd Quarter	69.80	60.29	68.49	63.00
3rd Quarter	74.50	64.82	73.23	64.87
4th Quarter	85.30	70.47	83.16	72.70

October 1, 2016
1st Quarter	$67.92	$54.93	$67.46	$55.35
2nd Quarter	59.66	38.11	59.17	38.32
3rd Quarter	55.96	42.61	55.50	42.90
4th Quarter	61.64	50.96	61.24	51.11
The number of shareholders of record of Class A common stock and Class B common stock was 701 and 309, respectively, as of November 7, 2017.
We did not pay cash dividends on our Class A common stock or Class B common stock in 2016 or 2017 and have no current plans to do so.

The following table summarizes our purchases of our common stock for the quarter ended September 30, 2017.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
July 2, 2017 - July 31, 2017	39,789	$72.56	—	3,349,819
August 1, 2017 - August 31, 2017	65,834	75.12	—	3,349,819
September 1, 2017 - September 30, 2017	19,510	83.04	—	3,349,819
Total	125,133	$75.54	—	3,349,819

(1)
Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") as follows: 27,858 shares at $72.58 per share during July; 39,697 shares at $74.87 per share during August; and 18,397 shares at $83.16 per share during September.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In July, we accepted delivery of 11,931 shares at $72.51 per share, in August, we accepted delivery of 26,137 shares at $75.51 per share and in September, we accepted delivery of 1,113 shares at $81.07 per share, in connection with the exercise of equity-based awards.

(3)
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases up to an aggregate 13 million common shares. The program permits the purchase of shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

Performance Graph

The following graph and tables show the performance of the Company's Class A common stock compared to the NYSE Composite-Total Return Index and the S&P Aerospace & Defense Index for a $100 investment made on September 30, 2012, including reinvestment of any dividends.

	9/12	9/13	9/14	9/15	9/16	9/17
Moog Inc. - Class A Common Stock	$100.00	$154.92	$180.62	$142.78	$157.22	$220.31
NYSE Composite - Total Return Index	100.00	119.62	136.26	127.85	143.64	167.69
S&P Aerospace & Defense Index	100.00	145.05	171.42	177.86	209.64	300.91

Item 6.	Selected Financial Data.
For a more detailed discussion of 2015 through 2017, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and Item 8, Financial Statements and Supplementary Data of this report.

(dollars in thousands, except per share data)	2017(1)(3)	2016(1)(2)(3)	2015(1)	2014(1)	2013(2)(3)
RESULTS FROM OPERATIONS
Net sales	$2,497,524	$2,411,937	$2,525,532	$2,648,385	$2,610,311
Net earnings (4)	141,280	126,745	131,883	158,198	120,497
Net earnings per share (4)
Basic	$3.94	$3.49	$3.39	$3.57	$2.66
Diluted	$3.90	$3.47	$3.35	$3.52	$2.63
Weighted-average shares outstanding
Basic	35,852,448	36,277,445	38,945,880	44,362,412	45,335,336
Diluted	36,230,043	36,529,344	39,334,520	44,952,437	45,823,720
FINANCIAL POSITION
Cash and cash equivalents	$368,073	$325,128	$309,853	$231,292	$157,090
Working capital	997,005	938,295	931,297	849,417	833,631
Total assets	3,090,592	3,004,974	3,036,573	3,140,287	3,150,505
Indebtedness - total	957,037	1,006,393	1,069,643	872,094	706,082
Shareholders’ equity	1,214,304	988,411	994,532	1,347,415	1,535,765
Shareholders’ equity per common share outstanding	$33.94	$27.56	$27.09	$32.51	$33.86
SUPPLEMENTAL FINANCIAL DATA
Capital expenditures	$75,798	$67,208	$80,693	$78,771	$93,174
Depreciation and amortization	90,167	98,732	103,609	109,259	108,073
Research and development	144,646	147,336	132,271	139,462	134,652
Twelve-month backlog (5)	1,211,797	1,224,878	1,273,495	1,339,959	1,296,371
RATIOS
Net return on sales	5.7%	5.3%	5.2%	6.0%	4.6%
Return on shareholders’ equity	13.3%	12.6%	11.3%	10.4%	8.6%
Current ratio	2.6	2.6	2.5	2.2	2.2
Net debt to capitalization (6)	32.7%	40.8%	43.3%	32.2%	26.3%
Amounts in the table above have been revised in accordance with the retrospective application of Accounting Standards Update (ASU) 2015-03 and 2015-17 for all years presented. See Note 1 of the Consolidated Financial Statements at Item 8, Financial Statements and Supplementary Data of this report.

(1)
Includes the effects of our share repurchase program. See the Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flow at Item 8, Financial Statements and Supplementary Data of this report.

(2)	Includes goodwill impairment charge. See Note 6 of the Consolidated Financial Statements at Item 8, Financial Statements and Supplementary Data of this report.

(3)
Includes the effects of acquisitions and divestitures. See Note 2 of the Consolidated Financial Statements at Item 8, Financial Statements and Supplementary Data of this report. In 2013, we acquired two businesses, one in our Space and Defense Controls segment and one in our Components segment.

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

•	Commercial aircraft market - primary and secondary flight controls for commercial aircraft.

•	Commercial space market - satellite positioning controls and thrust vector controls for space launch vehicles.
In the industrial market, our products are used in a wide range of applications including:

•	Industrial automation market - injection molding, metal forming, heavy industry, material and automotive testing and pilot training simulators.

•	Energy market - power generation, oil and gas exploration and wind energy.

•	Medical market - enteral clinical nutrition and infusion therapy pumps, ultrasonic sensors and surgical handpieces and CT scanners.
We operate under four segments, Aircraft Controls, Space and Defense Controls, Industrial Systems and Components. Our principal manufacturing facilities are located in the United States, Philippines, United Kingdom, Germany, Costa Rica, India, China, Japan, Italy, Netherlands, Canada, Ireland and Luxembourg.
We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls and represent 38%, 34% and 33% of our sales in 2017, 2016 and 2015, respectively. We recognize revenue on these contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within the Industrial Systems and Components segments, as well as with aftermarket activity.
We concentrate on providing our customers with products designed and manufactured to the highest quality standards. Our products are applied in demanding applications, "When Performance Really Matters®." We believe we have achieved a leadership position in the high performance, precision controls market, by capitalizing on our core foundational strengths, which are our technical experts working collaboratively around the world and the capabilities we deliver for mission-critical solutions. These strengths yield a broad control product portfolio, across a diverse base of customers and end markets.
By focusing on customer intimacy and commitment to solving their most demanding technical problems, we have been able to innovate our control product franchise from one market to another, organically growing from a high-performance components supplier to a high-performance systems supplier. In addition, we continue achieving substantial content positions on the platforms on which we currently participate, seeking to be the dominant supplier in the current niche markets we serve. We also look for innovation in all aspects of our business, employing new technologies to improve productivity and to develop innovative business models.
Our fundamental strategies to achieve our goals center around talent, lean and innovation and include:

•	a strong leadership team that has positioned the company for growth,

•	utilizing our global capabilities and strong engineering heritage to innovate,

•	maintaining our technological excellence by solving our customers’ most demanding technical problems in applications "When Performance Really Matters®,"

•	continuing to invest in talent development to strengthen employee performance

•	and maximizing customer value by implementing lean enterprise principles.
These activities will help us achieve our financial objective of increasing shareholder value with sustainable competitive advantages across our segments. In doing so, we expect to maintain a balanced, diversified portfolio in terms of markets served, product applications, customer base and geographic presence.

We focus on improving shareholder value through strategic revenue growth, both acquired and organic, through improving operating efficiencies and manufacturing initiatives and through utilizing low cost manufacturing facilities without compromising quality. Additionally, we take a balanced approach to capital deployment, which may include strategic acquisitions or further share buyback activity, in order to maximize shareholder returns over the long-term.
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
Financial Highlights

•	Net sales for fiscal 2017 increased 4% to $2.5 billion.

•	Total operating profit increased 5% to $250 million.

•	Effective tax rate at 22.7%.

•	Net earnings attributable to Moog increased 11% to $141 million.

•	Diluted earnings per share increased 12% to $3.90.

•	Strong cash from operating activities at $218 million.
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
In 2017, we acquired Rotary Transfer Systems, a manufacturer of electromechanical systems, located in Germany and France for $43 million. This acquisition is included in our Components segment. We also sold non-core businesses in our Space and Defense Controls segment. We recorded losses in other expense of $13 million and consideration of $7 million related to the sales.

In 2016, we acquired a 70% ownership in Linear Mold and Engineering, a Livonia, Michigan-based company specializing in metal additive manufacturing that provides engineering, manufacturing and production consulting services to customers across a wide range of industries, including aerospace, defense, energy and industrial for $23 million. In 2017, we acquired the remaining 30% redeemable noncontrolling interest for $2 million. This acquisition is included in our Space and Defense Controls segment.

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
Revenue Recognition on Long-Term Contracts
Revenue representing 38% of 2017 sales was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominantly used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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
Occasionally, it is appropriate to combine our segment contracts. Contracts are combined in those limited circumstances when they are negotiated as a package in the same economic environment with an overall profit margin objective and constitute, in essence, an agreement to do a single project. In such cases, we recognize revenue and costs over the performance period of the combined contracts as if they were one. Contracts are segmented in limited circumstances if the customer has the right to accept separate elements of the contract and the total amount of the proposals on the separate components approximate the amount of the proposal on the entire project. For segmented contracts, we recognize revenue and costs as if they were separate contracts over the performance periods of the individual elements or phases.
Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material in 2017, 2016 or 2015.
Contract and Contract-Related Loss Reserves
At September 30, 2017, we had contract and contract-related loss reserves of $43 million. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. Contract-related loss reserves are recorded for the additional work needed on completed products in order for them to meet contract specifications.

Reserves for Inventory Valuation
At September 30, 2017, we had net inventories of $489 million, or 30% of current assets. Reserves for inventory were $109 million, or 18% of gross inventories. Inventories are stated at the lower-of-cost-or-market with cost determined primarily on the first-in, first-out method of valuation.
We record valuation reserves to provide for slow-moving or obsolete inventory by principally using a formula-based method that increases the valuation reserve as the inventory ages. We also take specific circumstances into consideration. We consider overall inventory levels in relation to firm customer backlog in addition to forecasted demand including aftermarket sales. Changes in these and other factors, such as low demand and technological obsolescence, could cause us to increase our reserves for inventory valuation, which would negatively impact our gross margin. As we record provisions within cost of sales to increase inventory valuation reserves, we establish a new, lower cost basis for the inventory.
Reviews for Impairment of Goodwill
At September 30, 2017, we had $774 million of goodwill, or 25% of total assets. We test goodwill for impairment for each of our reporting units at least annually, during our fourth quarter, and whenever events occur or circumstances change, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. We also test goodwill for impairment when there is a change in reporting units.
We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We aggregate certain components based upon an evaluation of the facts and circumstances, including the nature of products and services and the extent of shared assets and resources. As a result, we have five reporting units.
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
In measuring the impairment loss, the implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit's assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess.
The determination of our assumptions is subjective and requires significant estimates. Changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.

For our annual test of goodwill for impairment in 2017, we performed a quantitative assessment for each of our five reporting units.
Annual Test
We determined the fair value of our reporting units using discounted cash flows. We projected sales, operating margins and working capital requirements. We applied a 3% terminal value growth rate, which is supported by our historical growth rate, near-term projections and long-term expected market growth. We then discounted our projected cash flows using weighted-average costs of capital that ranged from 10.0% to 11.0% for our various reporting units. These discount rates reflect management’s assumptions of marketplace participants’ cost of capital. Based on our tests, the fair value of each reporting unit exceeded its carrying amount. Therefore, we concluded that goodwill was not impaired.
The fair value of each reporting unit exceeded its carrying amount by at least 45%. While any individual assumption could differ from those that we used, we believe the overall fair values of our reporting units are reasonable, as the values are derived from a mix of reasonable assumptions. Had we used discount rates that were 100 basis points higher or a terminal growth rate that was 100 basis points lower than those we assumed, the fair values of each of our reporting units would have continued to exceed their carrying amounts by at least 25%.
We evaluate the reasonableness of the resulting fair values of our reporting units by comparing the aggregate fair value to our market capitalization and assessing the reasonableness of any resulting premium.
Reviews for Impairment of Long-Lived Assets
Long-lived assets held for use, which primarily includes finite-lived intangible assets and property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. During 2017, there were no events or circumstances that indicated that the carrying value of the Company's long-lived assets held for use were not recoverable.
Pension Assumptions
We maintain various defined benefit pension plans covering employees at certain locations. Pension expense for all defined benefit plans for 2017 was $43 million. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, mortality rates and the long-term expected return on assets. Other assumptions include salary increases and retirement age.
Beginning with the 2017 fiscal year, we have elected to use the spot rate approach to estimate the service and interest cost components of the net periodic benefit cost for most of our plans. Under this approach the service cost is determined by applying the discount rates along the yield curve to the specific service cost cash flows to determine the present value. The interest cost component is computed by using each assumed discount rate along the curve. Prior to 2017, we estimated these components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This change provides a more precise measurement of service and interest costs and favorably impacted expense by $7 million. The discount rates used in determining expense for the U.S. Employees’ Retirement Plan, our largest plan, in 2017 were a 4.0% service cost discount rate and a 3.2% interest cost discount rate, compared to a single discount rate of 4.5% in 2016. The change in discount rates increased expense $9 million for fiscal year 2017, or a net impact of $2 million after considering the impact of the refined approach. The discount rates are used to state expected future cash flows at present value. Using a higher discount rate decreases the present value of pension obligations and decreases pension expense. We use the Aon Hewitt AA Above Median yield curve to determine the discount rate for our U.S. defined benefit plans at year end. We believe that the Aon Hewitt AA Above Median Discount Yield Curve best mirrors the yields of bonds that would be selected by management if actions were taken to settle our obligation.
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

The long-term expected return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In determining the long-term expected return on assets assumption, we consider our current and target asset allocations. We consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. In determining the 2017 expense for our largest plan, we used a 7.50% return on assets assumption, compared to 7.75% for 2016. A 25 basis point decrease in the long-term expected return on assets assumption would increase our annual pension expense by $2 million.
Income Taxes
Our annual tax rate is based on our earnings before tax by jurisdiction, applicable statutory tax rates, the impacts of permanent differences, tax incentives and tax planning opportunities in the various jurisdictions in which we operate. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions.
An estimated annual effective tax rate is applied to our quarterly ordinary operating results. For certain significant, unusual or infrequent events, we recognize the tax impact. The financial impacts of the divestitures of the European space business and related tax consequences were recorded as discrete items during the first and third quarters of 2017.
We record reserves against tax benefits when it’s more likely than not that we will not sustain a position if the appropriate taxing jurisdiction had full information and examined our position. We adjust these reserves when facts and circumstances change, such as when progress is made by taxing authorities in their review of our position. There is a considerable amount of judgement in making these assessments. During 2017, we had two situations that had a significant impact on our results, including the timing of recognizing tax benefits. The largest benefit related to the European space businesses that we either sold during Q1 or held for sale as of the end of Q1. The other benefit was derived from our conversion of our additive manufacturing business from a corporation to an LLC.
Valuation allowances associated with deferred tax assets is another area that requires judgment. We record a valuation allowance to reduce deferred tax assets to the amount of future tax benefit that we believe is more likely than not to be realized. We consider recent earnings projections, allowable tax carryforward periods, tax planning strategies and historical earnings performance to determine the amount of the valuation allowance. Changes in these factors could cause us to adjust our valuation allowance, which would impact our income tax expense when we determine that these factors have changed.
At September 30, 2017, we had gross deferred tax assets of $281 million and deferred tax asset valuation allowances of $5 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence, tax benefit carryforwards and contract loss reserves. The deferred tax assets include $10 million related to tax benefit carryforwards associated with net operating losses and tax credits, for which $5 million of deferred tax asset valuation allowances are recorded.

CONSOLIDATED RESULTS OF OPERATIONS AND OUTLOOK

				2017 vs. 2016		2016 vs. 2015
(dollars and shares in millions, except per share data)	2017	2016	2015	$ Variance	% Variance	$ Variance	% Variance
Net sales	$2,498	$2,412	$2,526	$86	4%	$(114)	(4%)
Gross margin	29.3%	29.5%	29.2%
Research and development expenses	$145	$147	$132	$(3)	(2%)	$15	11%
Selling, general and administrative expenses as a percentage of sales	14.3%	14.1%	14.7%
Interest expense	$35	$35	$29	$—	—%	$6	19%
Restructuring expense	$—	$15	$15	$(15)	(100%)	$—	—%
Goodwill impairment	$—	$5	$—	$(5)	(100%)	$5	n/a
Other	$14	$(3)	$5	$18	n/a	$(8)	(172%)
Effective tax rate	22.7%	28.5%	28.3%
Net earnings attributable to Moog and noncontrolling interest	$140	$124	$132	$17	14%	$(8)	(6%)
Diluted average common shares outstanding	36	37	39	—	(1%)	(3)	(7%)
Diluted earnings per share attributable to Moog	$3.90	$3.47	$3.35	$0.43	12%	$0.12	4%
Net sales in 2017 compared to 2016 increased in Aircraft Controls, Components and Space and Defense Controls, while net sales decreased in Industrial Systems. Weaker foreign currencies relative to the U.S. dollar, in particular the British pound, caused sales to decline $19 million in 2017 compared to 2016. Conversely, net sales decreased in each of our segments in 2016 compared to 2015. Weaker foreign currencies, in particular the British pound and the Euro relative to the U.S. dollar, contributed $26 million of the sales decline in 2016.
Gross margin decreased in 2017 compared to 2016. Negative sales mix in Aircraft Controls, driven by lower foreign military sales, as well as lower military aftermarket sales, reduced gross margin. Partly offsetting the decline were favorable sales mixes in Industrial Systems and in Space and Defense Controls. In addition, reduced costs from the restructuring actions taken in 2016 increased profitability $5 million.
Gross margin increased in 2016 compared to 2015. The restructuring benefits from actions taken in 2015 contributed $9 million of reduced costs. We also benefited from the absence of the $7 million correction of an out-of-period accounting adjustment in our Space and Defense Controls segment in 2015. However, the improvements were partly offset by an adverse sales mix in both Components and in Industrial Systems due to lower energy and industrial market sales.
Research and development expenses in 2017 decreased compared to 2016. Within Aircraft Controls, research and development expenses decreased $13 million, as development activities declined on the Embraer E-2 and the Airbus A350 programs. The reduced spend in Aircraft Controls was mostly offset by increases in research and development expenses in Components and Space and Defense Controls. Research and development expenses in 2016 increased compared to 2015. Within Aircraft Controls, research and development expenses increased $16 million as we had higher activity on our major commercial OEM programs.
Selling, general and administrative expenses as a percentage of sales increased in 2017 compared to 2016. Within Space and Defense Controls and Components, we had higher selling activities. Partly offsetting the increases were $7 million of reduced costs from the restructuring actions taken in 2016. Selling, general and administrative expenses as a percentage of sales decreased in 2016 compared to 2015. Most of the declines were due to a focus on expense reduction.
Interest expense in 2017 was comparable to interest expense in 2016. In 2017, higher interest rates increased interest expense $4 million; however, lower levels of debt decreased interest expense $4 million. Interest expense in 2016 increased $3 million due to higher interest rates associated with our revolving credit facility. Additionally, interest expense increased $3 million due to higher levels of debt attributable to the funding of our share repurchase program.

In 2015 and 2016, we incurred restructuring expenses in response to business conditions. In 2015, we incurred $15 million of restructuring expenses, primarily in Space and Defense Controls, Industrial Systems and Aircraft Controls. Through 2016, the total savings were $20 million, or 95% of our original projected benefits prior to amending our workforce planning. More than half of these savings are in selling, general and administrative expenses. In the second and fourth quarters of 2016, we incurred $15 million of restructuring expenses, primarily in Aircraft Controls and Industrial Systems. Through the fourth quarter of 2017, the total savings were $17 million, in line with our expected return, with approximately 40% in cost of sales and 60% in selling, general and administrative expenses.
In 2016, we recorded a $5 million goodwill impairment charge in Space and Defense Controls related to our recent additive manufacturing acquisition.
Other expense in 2017 includes $13 million of losses associated with the sale of non-core businesses in Space and Defense Controls. Other expense in 2016 includes $2 million of royalty income. Other expense in 2015 includes a $2 million asset impairment write-down in Industrial Systems, $2 million of foreign exchange currency loss and a $1 million loss on the sales of two small operations in our Components segment.
Our effective tax rates in 2017, 2016 and 2015 are lower than the U.S. statutory tax rate. In 2017, our effective tax rate includes the benefits associated with divesting non-core businesses in Space and Defense Controls and the recognition and timing of U.S. tax incentives. In 2016, our effective tax rate included the beneficial timing of the enactment of the U.S. research and development tax credit. In 2015, our effective tax rate benefited from earnings being taxed in foreign jurisdictions with lower statutory tax rates.
Average common shares outstanding decreased over the past three years due to our share buyback program. Since the Board of Directors amended the program in January 2014, we have repurchased 10 million shares. Under the current Board of Directors authorization, we have three million shares available for repurchase.
Other comprehensive income in 2017 includes $69 million of income from retirement liability adjustments and $27 million of positive foreign currency translation adjustments. Other comprehensive loss in 2016 included $54 million of losses from retirement liability adjustments and $38 million of foreign currency translation losses. Other comprehensive loss in 2015 included $82 million of foreign currency translation losses and $51 million of losses from retirement liability adjustments. In 2017 compared to 2016, the retirement liability gain was primarily due to changes in discount rates and return on assets. Also in 2017 compared to 2016, the change in foreign currency translation adjustments was primarily driven by positive impacts of the British pound and the Euro. In 2016 compared to 2015, the change in foreign currency translation adjustments was driven by positive impacts of the Euro and Canadian dollar. These positive impacts were partially offset by a decline in the British pound against the U.S. dollar.

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
 Aircraft Controls

				2017 vs. 2016		2016 vs. 2015
(dollars in millions)	2017	2016	2015	$ Variance	% Variance	$ Variance	% Variance
Net sales - military aircraft	$522	$512	$546	$10	2%	$(34)	(6%)
Net sales - commercial aircraft	603	551	540	51	9%	11	2%
	$1,125	$1,064	$1,087	$61	6%	$(23)	(2%)
Operating profit	$114	$99	$100	$16	16%	$(1)	(1%)
Operating margin	10.1%	9.3%	9.2%
Backlog	$571	$632	$678	$(61)	(10%)	$(46)	(7%)
Aircraft Controls' net sales growth was primarily driven by commercial programs in 2017 compared to 2016. In 2016 compared to 2015, Aircraft Controls' lower net sales was driven by military program declines, partially offset by commercial program growth. Additionally in 2016 compared to 2015, the British pound relative to the U.S. dollar decreased sales $10 million.
In 2017 compared to 2016, commercial OEM and aftermarket sales increased $46 million and $5 million, respectively. OEM sales for the Airbus A350 increased $40 million due to the program's production ramp up. The increase in commercial aftermarket sales was due to higher repair activity on legacy Boeing programs. In addition, military OEM sales increased $26 million in 2017 compared to 2016. While classified military OEM development jobs increased $23 million and higher production volume on the F-35 program increased sales $17 million, lower foreign military sales decreased $19 million. Also, military aftermarket sales decreased $16 million in 2017, due to lower repair activity for the B1-B and C-5 programs.
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
Operating margins in 2016 and 2015 were affected by restructuring activities. In 2015, we incurred $3 million of restructuring expenses, of which we realized $5 million of benefits in 2016. Also, in 2016, we incurred $7 million of restructuring expenses. During the successive quarters through the fourth quarter of 2017, our total savings were $7 million, and were in line with our expectations.
Operating margin increased in 2017 compared to 2016. Research and development expenses decreased $13 million due to lower development activities on the Embraer E-2 and the Airbus A350 programs. Operating margin also benefited $7 million due to the absence of last year's restructuring expense and an incremental $4 million of associated restructuring benefits. Partly offsetting these benefits was $10 million of higher additions to contract loss reserves in 2017 compared to 2016.
Operating margin increased marginally in 2016 compared to 2015. In 2016, improvements in the costs on our major commercial OEM programs and operational cost containment activities contributed to higher margin. However, offsetting the margin expansion was an increase of $16 million in research and development expenses, as we had higher activity across all of our major commercial programs. Additionally, we incurred $4 million of higher restructuring charges.

The twelve-month backlog for Aircraft Controls at September 30, 2017 declined compared to October 1, 2016. Half of the decline is in military aircraft, driven primarily due to order timing on the F-35 program. The remaining reduction is due to declining production rates on legacy commercial programs. Twelve-month backlog for Aircraft Controls at October 1, 2016 declined compared to October 3, 2015. Almost half of the decline was due to the weaker British pound relative to the U.S. dollar. In addition, changes in commercial OEM order patterns, as well as work completed on military programs, reduced the level of twelve-month backlog.

Space and Defense Controls

				2017 vs. 2016		2016 vs. 2015
(dollars in millions)	2017	2016	2015	$ Variance	% Variance	$ Variance	% Variance
Net sales	$394	$366	$381	$28	8%	$(15)	(4%)
Operating profit	$38	$41	$33	$(4)	(9%)	$8	25%
Operating margin	9.5%	11.3%	8.7%
Backlog	$282	$277	$250	$5	2%	$27	11%
Space and Defense Controls' net sales increased in 2017 compared to 2016 driven by growth in our defense market. Space and Defense Controls' net sales decreased in 2016 compared to 2015 as sales declined in both our space and our defense markets.
Sales in our defense market increased $28 million in 2017 compared to 2016, driven by higher sales of controls for domestic and European defense vehicles, as well as higher naval sales. Additionally in our space market in 2017, higher orders for satellite avionics and controls were offset by contracts continuing to wind down on launch vehicles and lost sales associated with the divestitures in the first half of 2017.
Sales in our space market decreased $10 million in 2016 compared to 2015. Sales declined $19 million due primarily to satellite and launch vehicle contracts winding down. However, this decline was offset by $9 million of additional sales from our additive manufacturing acquisition. Sales in our defense market decreased $5 million. Within defense, sales decreased $11 million due to the unfavorable timing of orders on products for European defense vehicles and due to lower sales volumes on missile systems. Partially offsetting these declines was $6 million of higher sales for products on U.S. defense vehicles.
Operating margin decreased in 2017 compared to 2016 due primarily to $13 million of charges associated with selling non-core businesses. Also, operating margin was affected by $5 million of higher research and development expenses and by a $4 million charge on a satellite program related to an engineering issue. Partly offsetting these margin pressures was a favorable sales mix in our defense markets.
Operating margins in 2015 were affected by restructuring activities. In 2015, we incurred $6 million of restructuring expenses, and we realized $6 million of cost savings in 2016. More than half of the total restructuring expense in 2015 relates to the termination of a selling and marketing contractual relationship, and did not carry the same ratio of benefits as our previous restructuring activities.
Operating margin increased in 2016 compared to 2015. The absences of the $8 million out-of-period adjustment in 2015 and the $6 million restructuring expense in 2015 contributed to the increase in operating profit. Additionally, improved sales mix, primarily in our satellite business, and cost containment activities contributed incremental operating profit. Partially offsetting the margin improvement was a $5 million goodwill impairment charge related to our recent additive manufacturing acquisition and $2 million more of additions to contract loss reserves in 2016 compared to 2015.
Twelve-month backlog for Space and Defense Controls at September 30, 2017 increased slightly compared to October 1, 2016 as order growth in satellite avionics, as well as launch vehicles, was mostly offset by defense controls programs completing. The higher level of twelve-month backlog for Space and Defense Controls at October 1, 2016 compared to October 3, 2015 was due to higher orders for defense controls and naval programs.

Industrial Systems

				2017 vs. 2016		2016 vs. 2015
(dollars in millions)	2017	2016	2015	$ Variance	% Variance	$ Variance	% Variance
Net sales	$477	$515	$522	$(38)	(7%)	$(7)	(1%)
Operating profit	$46	$49	$45	$(2)	(5%)	$4	8%
Operating margin	9.7%	9.4%	8.6%
Backlog	$164	$145	$178	$18	13%	$(32)	(18%)
Industrial Systems' net sales decreased both in 2017 compared to 2016 and in 2016 compared to 2015. Weaker foreign currencies relative to the U.S. dollar, in particular the British pound, caused sales to decline $5 million in 2017 compared to 2016. Similarly, weaker foreign currencies relative to the U.S. dollar in 2016 compared to 2015 caused sales to decline $11 million, caused mostly by the Euro and the Brazilian real.
Sales in our industrial automation market decreased $27 million in 2017 compared to 2016 across our broad range of industrial markets. Also, sales decreased $14 million in our energy market. Within our wind energy products, sales decreased due to lost sales to a key customer in Brazil who was acquired and by lower sales from additional wind customers. Sales increased $4 million in our simulation and test market due to higher product deliveries.

Excluding the currency effects on sales in 2016 compared to 2015, sales increased $9 million in our simulation and test market due to higher sales to flight simulation customers. Also in our energy market, sales increased $6 million due to stronger wind product sales in China. Partially offsetting the increases were declines across our industrial automation products due to economic weakness in our markets resulting in lower demand for our metal forming, steel production and aftermarket products and services.
Operating margins in 2016 and 2015 were affected by restructuring activities. In 2015, we incurred $5 million of restructuring expenses, and realized $7 million in cost savings in 2016. In 2016, we incurred $5 million of restructuring expenses. During the successive quarters through the fourth quarter of 2017, our total savings were $6 million, and were in line with our expectations.
Operating margin increased marginally in 2017 compared to 2016. In 2017, the absence of the prior year's restructuring expense and incremental benefits were offset by lower sales volumes across our major markets.
Operating margin increased in 2016 compared to 2015 due to the realized restructuring benefits from the 2015 restructuring actions, additional cost containment activities and $4 million of lower research and development expenses. Partially offsetting the margin improvement was a negative sales mix due in part to lower industrial automation sales.
The increased level of twelve-month backlog in Industrial Systems at September 30, 2017 compared to October 1, 2016 is in part due to higher orders for non-renewable energy customers, as well as higher test and simulation orders. The lower level of twelve-month backlog in Industrial Systems at October 1, 2016 compared to October 3, 2015 was due to canceled wind energy orders with a key customer who was acquired, as well as the completion of simulation orders.

Components

				2017 vs. 2016		2016 vs. 2015
(dollars in millions)	2017	2016	2015	$ Variance	% Variance	$ Variance	% Variance
Net sales	$501	$467	$536	$34	7%	$(69)	(13%)
Operating profit	$52	$50	$67	$3	5%	$(17)	(26%)
Operating margin	10.5%	10.7%	12.5%
Backlog	$195	$170	$168	$25	15%	$2	1%
Components' net sales increased across all of our markets in 2017 compared to 2016. The recent acquisition of Rotary Transfer Systems increased sales $12 million. Conversely, in 2016 compared to 2015, net sales decreased across all of our Components' markets.
Sales in our medical market increased $14 million in 2017 compared to 2016 due primarily to higher sales volumes on our sets and pumps. Additionally, sales in our industrial market increased $14 million due primarily to the Rotary Transfer Systems acquisition as well as increased demand for cooling equipment. Also, sales increased $5 million in our aerospace and defense market, primarily related to higher shipments on the Guardian program as well as various space components programs.
Sales in our industrial market decreased $41 million in 2016 compared to 2015. Approximately two-thirds of the decline was in our energy market where the macro-economic conditions centered around the significant decline in the price of crude oil resulted in lower demand for our marine products. The remaining decline in our industrial market was due to unfavorable order timing. Within our aerospace and defense market, sales declined $20 million due primarily to lower demand for aftermarket products. Sales also declined $8 million in our medical market, as lower sales for our sleep apnea products were partially offset by higher sales for medical pump products.
Operating margin decreased marginally in 2017 compared to 2016. In 2017, we had $5 million of higher research and development investments. In addition, selling general and administrative expenses increased $4 million in part due to higher selling expenses in support of our medical business. Mostly offsetting these declines was an improved sales mix in our defense and medical markets.
Operating margin decreased in 2016 compared to 2015. The decreases are due, in part, to lower demand for our marine energy products resulting from the significant decline in the price of crude oil, as well as lower sales in our military markets. We also incurred $2 million of higher research and development expenses in 2016.
The twelve-month backlog at September 30, 2017 increased compared to the twelve-month backlog at October 1, 2016 due to higher orders for multiple aerospace and defense products, as well as the Rotary Transfer Systems acquisition in industrial products. The twelve-month backlog at October 1, 2016 is comparable to the level at October 3, 2015 as higher industrial orders were mostly offset by completed aerospace and defense orders.

Effective October 1, 2017, we changed our segment reporting structure to three reporting segments. Our former Components segment has been separated and merged into Space and Defense Controls and Industrial Systems. We expect this will result in one less reporting unit in 2018. The following table reflects the 2018 outlook and 2017 actuals, whose amounts have been reclassified to conform with the 2018 presentation.

			2018 vs. 2017
(dollars in millions)	2018	2017	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,175	$1,125	$50	4%
Space and Defense Controls	547	529	18	3%
Industrial Systems	894	843	51	6%
	$2,617	$2,498	$119	5%
Operating profit:
Aircraft Controls	$125	$114	$11	9%
Space and Defense Controls	63	49	14	30%
Industrial Systems	100	88	13	14%
	$288	$250	$38	15%
Operating margin:
Aircraft Controls	10.6%	10.1%
Space and Defense Controls	11.5%	9.2%
Industrial Systems	11.2%	10.4%
	11.0%	10.0%

2018 Outlook – We expect the increase in 2018 sales to be primarily driven by higher military OEM sales for the F-35 program in Aircraft Controls. We also expect sales increases across our major markets both in Industrial as well as Space and Defense Controls. We expect 2018 operating margin will increase due to the absence of 2017's losses associated with divesting non-core businesses, as well as incremental margin from higher sales. However, we expect that a higher effective tax rate of 31% will partially offset the higher level of operating profit. We expect net earnings attributable to common shareholders to increase 5% in 2018 to $148 million, and diluted earnings per share will range between $3.90 and $4.30, with a midpoint of $4.10, an increase of 5% compared to 2017.
2018 Outlook for Aircraft Controls – We expect 2018 sales in Aircraft Controls will increase primarily due to the continued ramp ups of the F-35 program and the Airbus A350 program. Partially offsetting the increases is an expected sales decline of legacy commercial OEM programs. We expect 2018 operating margin will increase compared to 2017. We expect that research and development costs will decrease $6 million and that we will continue to realize the benefits of cost saving activities. However, we expect a negative sales mix, as sales on our mature commercial programs are replaced with sales growth on newer commercial programs.
2018 Outlook for Space and Defense Controls – We expect 2018 sales in Space and Defense Controls will increase due to sales growth from launch vehicles and satellite programs. Also within our defense market, we expect higher missile systems and security sales will offset a decline in defense controls sales. We expect 2018 operating margin will increase, as the losses associated with divesting non-core businesses do not repeat.
2018 Outlook for Industrial Systems – We expect 2018 sales in Industrial Systems to increase across all of our major markets. We expect 2018 operating margin will increase as we benefit from incremental margin on higher sales volumes.

FINANCIAL CONDITION AND LIQUIDITY

				2017 vs. 2016		2016 vs. 2015
(dollars in millions)	2017	2016	2015	$ Variance	% Variance	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$218	$216	$335	$2	1%	$(119)	(35%)
Investing activities	(110)	(77)	(68)	(33)	42%	(9)	14%
Financing activities	(76)	(120)	(166)	44	(37%)	46	(28%)
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At September 30, 2017, our cash balance was $368 million, and was primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. We reinvest the cash generated from foreign operations locally and such international balances are not available to pay down debt in the U.S. unless we decide to repatriate such amounts. During 2016, we repatriated $91 million of earnings from various foreign subsidiaries and used the funds to pay down our U.S. revolving credit facility. If we determine further repatriation of foreign funds is necessary, we would then be required to pay U.S. income taxes on those funds.
Operating activities
Net cash provided by operating activities in 2017 was comparable to 2016, as net earnings increased $17 million, but was offset by lower cash provided by working capital accounts. Unfavorable timing of receivables and increases in inventory within Aircraft Controls, Space and Defense Controls and Industrial Systems used $65 million more of cash compared to a year ago. Also, customer advances used $10 million more of cash due to milestones met primarily in Space and Defense Controls. Partially offsetting the decline was $48 million of cash provided by accounts payable due to favorable timing and $18 million of cash provided by accrued expenses.
Net cash provided by operating activities decreased in 2016 compared to 2015. Unfavorable timing of payments and collections across all of our segments used $89 million more of cash compared to a year ago. Additionally, we contributed an additional $19 million in pension contributions in 2016.
Investing activities
Net cash used by investing activities in 2017 includes $76 million for capital expenditures and $41 million for the acquisition of Rotary Transfer Systems.
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
We expect our 2018 capital expenditures to be approximately $95 million, due to facilities investments supporting the increased production of the F-35 program, as well as engine propulsion testing.
Financing activities
Net cash used by financing activities in 2017 included net payments on our credit facility.
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
Our U.S. revolving credit facility matures on June 28, 2021. The U.S. revolving credit facility has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $540 million at September 30, 2017. The weighted-average interest rate on primarily all of the outstanding credit facility borrowings is 2.62% and is principally based on LIBOR plus the applicable margin, which was 1.38% at September 30, 2017. The credit facility is secured by substantially all of our U.S. assets.
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
We are generally not required to obtain the consent of lenders of the U.S. revolving credit facility before raising significant additional debt financing; however, certain limitations and conditions may apply that would require obtaining consent. In recent years, we have demonstrated our ability to secure consents to access debt markets. We have also been successful in accessing equity markets from time to time. We believe that we will be able to obtain additional debt or equity financing as needed.
At September 30, 2017, we had $548 million of unused capacity, including $535 million from the U.S. revolving credit facility after considering standby letters of credit.
We have $300 million aggregate principal amount of 5.25% senior notes due December 1, 2022 with interest paid semiannually on June 1 and December 1 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. The effective interest rate for these notes after considering the amortization of deferred debt issuance costs is 5.73%.
We have a trade receivables securitization facility (the "Securitization Program"), which was extended on October 23, 2017 and now matures on October 23, 2019. The Securitization Program will now effectively increase our borrowing capacity by up to $130 million and will lower our cost to borrow funds as compared to the U.S. revolving credit facility. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. We had an outstanding balance of $120 million at September 30, 2017. The Securitization Program has a minimum borrowing requirement, which was $96 million at September 30, 2017. Interest on the secured borrowings under the Securitization Program was 2.11% at September 30, 2017 and is based on 30-day LIBOR plus an applicable margin.
Net debt to capitalization was 33% at September 30, 2017 and 41% at October 1, 2016. The decrease in net debt to capitalization is primarily due to our net earnings and positive cash flow.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
The Board of Directors authorized a share repurchase program beginning in January 2014 that includes both Class A and Class B common shares, and allows us to buy up to an aggregate 13 million common shares. Under this program, we have purchased approximately 9.7 million shares for $650 million as of September 30, 2017.

Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, results of operations or cash flows.
Contractual Obligations and Commercial Commitments
Our significant contractual obligations and commercial commitments at September 30, 2017 are as follows:

(dollars in millions)	Payments due by period
Contractual Obligations	Total	2018	2019- 2020	2021- 2022	After 2022
Long-term debt	$960	$—	$120	$540	$300
Interest on long-term debt	81	16	32	32	1
Operating leases	124	22	35	23	44
Purchase obligations	756	598	135	5	18
Total contractual obligations	$1,921	$636	$322	$600	$363
In addition to the obligations in the table above, we have $1 million recorded for unrecognized tax benefits in current liabilities, which includes related accrued interest. We are unable to determine if and when any of those amounts will be settled, nor can we estimate any potential changes to the unrecognized tax benefits.
The table above excludes interest on variable-rate debt from our U.S. revolving credit facility and Securitization Program, as we are unable to determine the rate and average balance outstanding for the periods presented in the above table. Interest on variable-rate long-term debt, assuming the rate and outstanding balances do not change from those at September 30, 2017, would be approximately $18 million annually.
Total contractual obligations exclude pension obligations. In 2017, we have no minimum funding requirements. However, we anticipate making contributions to defined benefit pension plans of $72 million, of which approximately $64 million are for our U.S. plans. We are unable to determine minimum funding requirements beyond 2018.
We have made discretionary incremental contributions to our defined benefit plans in excess of minimum funding requirements in 2017 and expect to continue to do the same in 2018. These additional contributions are being made in an effort to migrate toward fully funded status and reduce the volatility to our consolidated financial statements.

(dollars in millions)	Commitments expiring by period
Other Commercial Commitments	Total	2018	2019- 2020	2021- 2022	After 2022
Standby letters of credit	$25	$17	$4	$4	$—

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
Aerospace and Defense
Approximately two-thirds of our 2017 sales were generated in aerospace and defense markets. Within aerospace and defense, we serve three end markets: defense, commercial aircraft and space.
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
Reductions in the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the Budget Control Act of 2011, has had ramifications for the domestic aerospace and defense market. As originally passed, the Budget Control Act provided that, in addition to an initial significant reduction in future domestic defense spending, further automatic cuts to defense spending authorization (which is generally referred to as sequestration) of approximately $500 billion through the Federal Government's 2021 fiscal year would be triggered by the failure of Congress to produce a deficit reduction bill. The sequestration spending cuts were intended to be uniform by category for programs, projects and activities within accounts. The Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015 provided stability and modest growth in Department of Defense spending through 2017. However, future budgets beyond 2017 are uncertain with respect to the overall levels of defense spending. Currently, we expect approximately $730 million of U.S. defense sales in 2018.
The commercial aircraft market is dependent on a number of factors, including global demand for air travel, which generally follows underlying economic growth. As such, the commercial aircraft market has historically exhibited cyclical swings which tend to track the overall economy. In recent years, the development of new, more fuel-efficient commercial air transports has helped drive increased demand in the commercial aircraft market, as airlines replace older, less fuel-efficient aircraft with newer models in an effort to reduce operating costs. The aftermarket is driven by usage of the existing aircraft fleet and the age of the installed fleet, and is impacted by fleet re-sizing programs for passenger and cargo aircraft. Changes in aircraft utilization rates affect the need for maintenance and spare parts impacting aftermarket sales. Boeing and Airbus have historically adjusted production in line with air traffic volume. Demand for our commercial aircraft products is in large part dependent on new aircraft production, which is increasing as Boeing and Airbus work to fulfill large backlogs of unfilled orders.
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

Industrial
Approximately one-third of our 2017 sales were generated in industrial markets. Within industrial, we serve three end markets: industrial automation, energy and medical.
The industrial automation market we serve is influenced by several factors including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. We experience challenges from the need to react to the demands of our customers, who are in large part sensitive to international and domestic economic conditions.
The energy market we serve is affected by changing oil and natural gas prices, global urbanization, the resulting change in supply and demand for global energy and the political climate and corresponding public support for investments in renewable energy generation capacity. Historically, drivers for global growth include investments in power generation infrastructure, including renewable energy, and exploration in search of new oil and gas resources. However, the significant decline in the price of crude oil has reduced investment in exploration activities. This reduced investment has directly affected our energy business. Currently, we expect approximately $34 million of oil exploration-related sales in 2018, down from approximately $100 million in 2014.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-quarter of our 2017 sales were denominated in foreign currencies. During 2017, average foreign currency rates generally weakened against the U.S. dollar compared to 2016. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $19 million compared to one year ago. During 2016, average foreign currency rates generally weakened against the U.S. dollar compared to 2015. The translation of the results of our foreign subsidiaries into U.S. dollars decreased 2016 sales by $26 million compared to 2015.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates ("ASU").

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and foreign currency contracts. We do not hold or issue financial instruments for trading purposes. In 2017, our derivative instruments consisted of interest rate swaps designated as cash flow hedges and foreign currency contracts.
At September 30, 2017, we had $660 million of borrowings subject to variable interest rates. At September 30, 2017, we had interest rate swaps with notional amounts totaling $150 million. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.62%, including the applicable margin of 1.38% as of September 30, 2017. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times through June 23, 2020. During 2017, our average borrowings subject to variable interest rates, after adjusting for interest rate swaps, were $521 million and, therefore, if interest rates had been one percentage point higher during 2017, our interest expense would have been $5 million higher.
We also enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and to reduce exposure on intercompany balances that are denominated in foreign currencies. We have foreign currency contracts with notional amounts of $154 million outstanding at September 30, 2017 that mature at various times through August 30, 2019. These include notional amounts of $94 million outstanding where the U.S. dollar is one side of the trade. The net fair value of all of our foreign currency contracts involving the U.S. dollar was a $1 million net liability at September 30, 2017. A hypothetical 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at September 30, 2017 by approximately $5 million, while a hypothetical 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at September 30, 2017 by approximately $6 million. It is important to note that gains and losses indicated in the sensitivity analysis would often be offset by gains and losses on the underlying receivables and payables.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the Euro, British pound and Japanese yen. If average annual foreign exchange rates collectively weakened or strengthened against the U.S. dollar by 10%, our net earnings in 2017 would have decreased or increased by $8 million from foreign currency translation. This sensitivity analysis assumed that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual transactions.

Item 8.	Financial Statements and Supplementary Data.
Inc.
Consolidated Statements of Earnings

	Fiscal Years Ended
(dollars in thousands, except per share data)	September 30, 2017	October 1, 2016	October 3, 2015
Net sales	$2,497,524	$2,411,937	$2,525,532
Cost of sales	1,766,002	1,700,354	1,788,828
Gross profit	731,522	711,583	736,704
Research and development	144,646	147,336	132,271
Selling, general and administrative	356,141	339,961	371,498
Interest	34,551	34,605	28,967
Restructuring	—	15,393	15,449
Goodwill impairment	—	4,800	—
Other	14,473	(3,372)	4,685
Earnings before income taxes	181,711	172,860	183,834
Income taxes	41,301	49,227	51,951
Net earnings attributable to Moog and noncontrolling interest	$140,410	$123,633	$131,883

Net earnings (loss) attributable to noncontrolling interest	(870)	(3,112)	—

Net earnings attributable to Moog	$141,280	$126,745	$131,883

Net earnings per share attributable to Moog
Basic	$3.94	$3.49	$3.39
Diluted	$3.90	$3.47	$3.35

Average common shares outstanding
Basic	35,852,448	36,277,445	38,945,880
Diluted	36,230,043	36,529,344	39,334,520
See accompanying Notes to Consolidated Financial Statements.

Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Years Ended
(dollars in thousands)	September 30, 2017	October 1, 2016	October 3, 2015
Net earnings attributable to Moog and noncontrolling interest	$140,410	$123,633	$131,883
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	27,460	(37,838)	(82,042)
Retirement liability adjustment	69,229	(54,184)	(51,926)
Change in accumulated income (loss) on derivatives	2,881	(1,304)	(929)
Other comprehensive income (loss), net of tax	99,570	(93,326)	(134,897)
Comprehensive income (loss)	239,980	30,307	(3,014)
Comprehensive income (loss) attributable to noncontrolling interest	(870)	(3,112)	—
Comprehensive income (loss) attributable to Moog	$240,850	$33,419	$(3,014)
See accompanying Notes to Consolidated Financial Statements.

Inc.
Consolidated Balance Sheets

(dollars in thousands, except per share data)	September 30, 2017	October 1, 2016
ASSETS
Current assets
Cash and cash equivalents	$368,073	$325,128
Receivables	727,740	688,388
Inventories	489,127	479,040
Prepaid expenses and other current assets	41,499	34,688
Total current assets	1,626,439	1,527,244
Property, plant and equipment, net	522,991	522,369
Goodwill	774,268	740,162
Intangible assets, net	108,818	113,560
Deferred income taxes	26,558	75,800
Other assets	31,518	25,839
Total assets	$3,090,592	$3,004,974
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$89	$1,379
Current installments of long-term debt	295	167
Accounts payable	170,878	144,450
Accrued compensation	148,406	126,319
Customer advances	159,274	167,514
Contract loss reserves	43,214	32,543
Other accrued liabilities	107,278	116,577
Total current liabilities	629,434	588,949
Long-term debt, excluding current installments	956,653	1,004,847
Long-term pension and retirement obligations	271,272	401,747
Deferred income taxes	13,320	11,026
Other long-term liabilities	5,609	4,343
Total liabilities	1,876,288	2,010,912
Commitments and contingencies (Note 18)	—	—
Redeemable noncontrolling interest	—	5,651
Shareholders’ equity
Common stock - par value $1.00
Class A - Authorized 100,000,000 shares	43,704	43,667
Issued 43,704,286 and outstanding 32,346,135 shares at September 30, 2017
Issued 43,666,801 and outstanding 32,131,566 shares at October 1, 2016
Class B - Authorized 20,000,000 shares. Convertible to Class A on a one-for-one basis	7,576	7,613
Issued 7,575,427 and outstanding 3,436,747 shares at September 30, 2017
Issued 7,612,912 and outstanding 3,734,067 shares at October 1, 2016
Additional paid-in capital	492,246	465,762
Retained earnings	1,847,819	1,706,539
Treasury shares	(739,157)	(741,700)
Stock Employee Compensation Trust	(89,919)	(49,463)
Supplemental Retirement Plan Trust	(12,474)	(8,946)
Accumulated other comprehensive loss	(335,491)	(435,061)
Total Moog shareholders’ equity	1,214,304	988,411
Total liabilities and shareholders’ equity	$3,090,592	$3,004,974
See accompanying Notes to Consolidated Financial Statements.

Inc.
Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
(dollars in thousands)	September 30, 2017	October 1, 2016	October 3, 2015
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	465,762	456,512	463,965
Issuance of treasury shares	(7,390)	(429)	(4,529)
Equity-based compensation expense	4,582	3,271	5,074
Redemption of noncontrolling interest	3,125	—	—
Adjustment to market - SECT, SERP and other	26,167	6,408	(7,998)
End of year	492,246	465,762	456,512
RETAINED EARNINGS
Beginning of year	1,706,539	1,579,794	1,447,911
Net earnings attributable to Moog	141,280	126,745	131,883
End of year	1,847,819	1,706,539	1,579,794
TREASURY SHARES AT COST
Beginning of year	(741,700)	(701,771)	(360,445)
Class A and B shares issued related to equity awards	11,186	5,003	15,965
Class A and B shares purchased	(8,643)	(44,932)	(357,291)
End of year	(739,157)	(741,700)	(701,771)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of year	(49,463)	(44,211)	(48,458)
Issuance of shares	867	28,048	7,395
Purchase of shares	(18,685)	(28,799)	(15,151)
Adjustment to market	(22,638)	(4,501)	12,003
End of year	(89,919)	(49,463)	(44,211)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of year	(8,946)	(5,337)	—
Purchase of shares	—	(2,300)	(7,328)
Adjustment to market	(3,528)	(1,309)	1,991
End of year	(12,474)	(8,946)	(5,337)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(435,061)	(341,735)	(206,838)
Other comprehensive income (loss)	99,570	(93,326)	(134,897)
End of year	(335,491)	(435,061)	(341,735)
TOTAL MOOG SHAREHOLDERS’ EQUITY	$1,214,304	$988,411	$994,532
REDEEMABLE NONCONTROLLING INTEREST
Beginning of year	$5,651	$—	$—
Redeemable noncontrolling interest of acquired entity	—	8,763	—
Net loss attributable to redeemable noncontrolling interest	(870)	(3,112)	—
Acquisition of noncontrolling interest	(4,781)	—	—
End of year	$—	$5,651	$—
(Continued on next page)

Inc.
Consolidated Statements of Shareholders’ Equity, Continued

	Fiscal Years Ended
(share data)	September 30, 2017	October 1, 2016	October 3, 2015
COMMON STOCK - CLASS A
Beginning of year	43,666,801	43,638,618	43,627,531
Conversion of Class B to Class A	37,485	28,183	11,087
End of year	43,704,286	43,666,801	43,638,618
COMMON STOCK - CLASS B
Beginning of year	7,612,912	7,641,095	7,652,182
Conversion of Class B to Class A	(37,485)	(28,183)	(11,087)
End of year	7,575,427	7,612,912	7,641,095
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of year	(11,110,087)	(10,318,431)	(5,806,702)
Class A shares issued related to equity awards	284,048	152,099	543,923
Class A shares purchased	(106,964)	(943,755)	(5,055,652)
End of year	(10,933,003)	(11,110,087)	(10,318,431)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of year	(3,323,926)	(3,323,926)	(3,319,038)
Class B shares issued related to equity awards	7,380	—	—
Class B shares purchased	(17,381)	—	(4,888)
End of year	(3,333,927)	(3,323,926)	(3,323,926)
SECT SHARES - CLASS A COMMON STOCK
Beginning of year	(425,148)	—	—
Purchase of shares	—	(425,148)	—
End of year	(425,148)	(425,148)	—
SECT SHARES - CLASS B COMMON STOCK
Beginning of year	(404,919)	(828,381)	(710,841)
Issuance of shares	15,000	487,678	101,000
Purchase of shares	(264,834)	(64,216)	(218,540)
End of year	(654,753)	(404,919)	(828,381)
SERP TRUST SHARES - CLASS B COMMON STOCK
Beginning of year	(150,000)	(100,000)	—
Purchase of shares	—	(50,000)	(100,000)
End of year	(150,000)	(150,000)	(100,000)
See accompanying Notes to Consolidated Financial Statements.

Inc.
Consolidated Statements of Cash Flows

	Fiscal Years Ended
(dollars in thousands)	September 30, 2017	October 1, 2016	October 3, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings attributable to Moog and noncontrolling interest	$140,410	$123,633	$131,883
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	71,363	77,407	78,610
Amortization	18,804	21,325	24,999
Deferred income taxes	10,758	4,248	12,991
Equity-based compensation expense	4,582	3,271	5,074
Other	17,898	13,440	7,826
Changes in assets and liabilities providing (using) cash:
Receivables	(44,558)	1,672	60,616
Inventories	(5,999)	12,644	3,821
Accounts payable	25,740	(21,821)	8,107
Customer advances	(7,054)	2,903	24,112
Accrued expenses	16,901	(727)	(6,525)
Accrued income taxes	(4,686)	4,481	(9,986)
Net pension and post retirement liabilities	(29,029)	(29,708)	(15,048)
Other assets and liabilities	2,650	3,086	8,066
Net cash provided by operating activities	217,780	215,854	334,546
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(40,545)	(11,016)	—
Purchase of property, plant and equipment	(75,798)	(67,208)	(80,693)
Other investing transactions	6,733	1,256	13,095
Net cash (used) by investing activities	(109,610)	(76,968)	(67,598)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term repayments	(1,280)	—	(3,570)
Proceeds from revolving lines of credit	255,622	324,670	428,130
Payments on revolving lines of credit	(305,512)	(409,670)	(518,130)
Proceeds from long-term debt	—	20,000	—
Payments on long-term debt	(168)	(10,098)	(5,259)
Proceeds from senior notes, net of issuance costs	—	—	294,430
Proceeds from sale of treasury stock	3,797	4,574	11,436
Purchase of outstanding shares for treasury	(8,643)	(44,933)	(363,848)
Proceeds from sale of stock held by SECT	867	28,048	7,395
Purchase of stock held by SECT	(18,685)	(28,799)	(15,151)
Purchase of stock held by SERP Trust	—	(2,300)	(7,328)
Excess tax benefits from equity-based payment arrangements	—	598	5,996
Other financing transactions	(1,656)	(1,950)	(100)
Net cash (used) by financing activities	(75,658)	(119,860)	(165,999)
Effect of exchange rate changes on cash	10,433	(3,751)	(22,388)
Increase in cash and cash equivalents	42,945	15,275	78,561
Cash and cash equivalents at beginning of year	325,128	309,853	231,292
Cash and cash equivalents at end of year	$368,073	$325,128	$309,853
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$33,801	$34,150	$23,718
Income taxes paid, net of refunds	44,205	41,517	39,890
Unsecured notes issued for acquisitions	—	1,280	—

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
Fiscal Year: Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 52 weeks for the years ended September 30, 2017 and October 1, 2016 and 53 weeks for the year ended October 3, 2015.
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
Percentage of completion method for contracts: Revenue representing 38%, 34% and 33% of 2017, 2016 and 2015 sales, respectively, was accounted for using the percentage of completion, cost-to-cost method of accounting. This method of revenue recognition is predominantly used within the Aircraft Controls and Space and Defense Controls segments due to the contractual nature of the business activities, with the exception of their respective aftermarket activities. The contractual arrangements are either firm fixed-price or cost-plus contracts and are primarily with the U.S. Government or its prime subcontractors, foreign governments or commercial aircraft manufacturers, including Boeing and Airbus. The nature of the contractual arrangements includes customers’ requirements for delivery of hardware as well as funded nonrecurring development work in anticipation of follow-on production orders.
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

Contract costs include only allocable, allowable and reasonable costs, as determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards for applicable U.S. Government contracts, and are included in cost of sales when incurred. The nature of these costs includes development engineering costs and product manufacturing costs including direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Amounts representing performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for 2017, 2016 or 2015.
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
As units are delivered or services are performed: Revenue representing 62%, 66% and 67% of 2017, 2016 and 2015 sales, respectively, were recognized as units were delivered or as service obligations were satisfied. Revenue is recognized when the risks and rewards of ownership and title to the product are transferred to the customer. When engineering or similar services are performed, revenue is recognized upon completion of the obligation including any delivery of engineering drawings or technical data. This method of revenue recognition is predominantly used within the Industrial Systems and Components segments, as well as with aftermarket activity. Profits are recorded as costs are relieved from inventory and charged to cost of sales and as revenue is recognized. Inventory costs include all product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations.
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
Earnings Per Share: Basic and diluted weighted-average shares outstanding are as follows:

	2017	2016	2015
Basic weighted-average shares outstanding	35,852,448	36,277,445	38,945,880
Dilutive effect of equity-based awards	377,595	251,899	388,640
Diluted weighted-average shares outstanding	36,230,043	36,529,344	39,334,520
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
We recorded a $4,800 goodwill impairment charge in 2016 in the additive manufacturing reporting unit within our Space and Defense Controls segment. There were no impairment charges recorded in 2017 or 2015.
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
In 2017, we recorded $1,378 of impairment charges in our Space and Defense Controls segment. These charges relate to a write down on the value of equipment that no longer meets production requirements and is held for sale. These charges are included as other expense in the consolidated statement of earnings.
In 2016, we recorded $4,913 of impairment charges in our Aircraft Controls segment. These charges primarily related to intangible assets as a result of restructuring actions taken for a product line we are no longer pursuing. These charges are included in restructuring in the consolidated statements of earnings.
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

Product Warranties: In the ordinary course of business, we warrant our products against defect in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	2017	2016	2015
Warranty accrual at beginning of year	$21,363	$18,660	$19,953
Additions from acquisitions	448	—	—
Warranties issued during current year	17,021	13,272	9,666
Adjustments to pre-existing warranties	(509)	(1,463)	(2,416)
Reductions for settling warranties	(12,747)	(8,486)	(7,448)
Foreign currency translation	272	(620)	(1,095)
Warranty accrual at end of year	$25,848	$21,363	$18,660
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

Reclassifications: Certain prior year amounts have been reclassified to conform to current year's presentation. Refer to the following table for a summary of ASUs we adopted during 2017 and the related financial statement impact. The Consolidated Balance Sheets and Indebtedness, Employee Benefit Plans, Income Taxes and Segment footnotes have been restated to reflect these changes.

Recent Accounting Pronouncements:
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

Date adopted: Q1 2017
ASU no. 2015-07 Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share
This standard eliminates the requirement to classify investments valued using the net asset value per share practical expedient and instead requires these investments to be disclosed separately. The provisions of this standard are effective for fiscal years beginning after December 15, 2015 and all interim periods within those fiscal years. Early adoption is permitted and retrospective application is required.

We adopted this standard on a retrospective basis, resulting in the reclassification of $302,713 of investments measured at fair value using the net asset value per share approach and previously reported in the fair value hierarchy as of October 1, 2016 to be reported separately from the fair value hierarchy.

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

We adopted this standard on a retrospective basis, resulting in restricted cash of $37,366 as of April 1, 2017 being included, along with cash and cash equivalents, when reconciling beginning-of-period and end-of-period amounts shown on the Statement of Cash Flows. There were no changes required to prior periods. Restricted cash as of September 30, 2017 was not material.

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

We expect to adopt the standard using the modified retrospective method, under which prior years' results are not restated, but supplemental information will be provided in our disclosures that will present fiscal 2019 results before adoption of the standard. In addition, a cumulative adjustment may be necessary to Shareholder's Equity at the beginning of fiscal 2019. We are assessing the impact of the standard on our financial statements and related disclosures, internal controls and financial policies and information technology systems. We have not yet quantified the impact on our financial statements and related disclosures.

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
Planned date of adoption: Q1 2019
ASU no. 2017-12 Targeted Improvements to Accounting for Hedging Activities
The standard expands the hedging strategies eligible for hedge accounting, while simplifying presentation and disclosure by eliminating separate measurement and reporting of hedge ineffectiveness. The provisions of the standard are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted.
We are currently evaluating the effect on our financial statements and related disclosures.
Planned date of adoption: Q1 2020

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on our financial statements and related disclosures.

Note 2 - Acquisitions and Divestitures
In 2017, we sold non-core businesses of our Space and Defense Controls segment. We recorded losses in other expense of $13,191 and consideration of $7,105 related to the sales.
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
Note 3 - Receivables
Receivables consist of:

	September 30, 2017	October 1, 2016
Accounts receivable	$286,773	$306,469
Long-term contract receivables:
Amounts billed	148,087	130,429
Unbilled recoverable costs and accrued profits	282,154	245,376
Total long-term contract receivables	430,241	375,805
Other	15,077	10,652
Total receivables	732,091	692,926
Less allowance for doubtful accounts	(4,351)	(4,538)
Receivables	$727,740	$688,388
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
Long-term contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts, as well as commercial aircraft and satellite manufacturers. Amounts billed under long-term contracts to the U.S. Government were $2,966 at September 30, 2017 and $2,535 at October 1, 2016. Unbilled recoverable costs and accrued profits under long-term contracts to be billed to the U.S. Government were $16,720 at September 30, 2017 and $12,195 at October 1, 2016. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Approximately 96% of unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in customer advances.
There are no material amounts of claims or unapproved change orders included in the consolidated balance sheets. There are no material balances billed but not paid by customers under retainage provisions.
Concentrations of credit risk on receivables are limited to those from significant customers who are believed to be financially sound. Receivables from Boeing were $142,876 at September 30, 2017 and $169,199 at October 1, 2016. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.

Note 4 - Inventories
Inventories, net of reserves, consist of:

	September 30, 2017	October 1, 2016
Raw materials and purchased parts	$189,517	$174,331
Work in progress	229,202	235,258
Finished goods	70,408	69,451
Inventories	$489,127	$479,040
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of September 30, 2017 and October 1, 2016.
Note 5 - Property, Plant and Equipment
Property, plant and equipment consists of:

	September 30, 2017	October 1, 2016
Land	$29,191	$28,932
Buildings and improvements	421,879	408,107
Machinery and equipment	709,382	684,995
Computer equipment and software	133,699	126,144
Property, plant and equipment, at cost	1,294,151	1,248,178
Less accumulated depreciation and amortization	(771,160)	(725,809)
Property, plant and equipment, net	$522,991	$522,369

Note 6 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Total
Balance at September 27, 2014	$192,852	$159,607	$118,009	$287,384	$757,852
Divestiture	—	—	—	(1,715)	(1,715)
Foreign currency translation	(4,327)	(1,394)	(7,166)	(6,038)	(18,925)
Balance at October 3, 2015	188,525	158,213	110,843	279,631	737,212
Acquisition	—	21,076	—	—	21,076
Impairment	—	(4,800)	—	—	(4,800)
Foreign currency translation	(8,831)	25	(4,525)	5	(13,326)
Balance at October 1, 2016	179,694	174,514	106,318	279,636	740,162
Acquisition	—	—	—	26,566	26,566
Divestitures	—	(1,804)	—	—	(1,804)
Foreign currency translation	1,681	246	2,430	4,987	9,344
Balance at September 30, 2017	$181,375	$172,956	$108,748	$311,189	$774,268
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at September 30, 2017.
Goodwill in our Medical Devices reporting unit, included in our Components segment, is net of a $38,200 accumulated impairment loss at September 30, 2017.
The components of intangible assets are as follows:

		September 30, 2017		October 1, 2016
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$175,872	$(128,019)	$165,445	$(117,434)
Technology-related	9	71,924	(55,069)	70,277	(52,060)
Program-related	19	66,458	(30,675)	64,774	(26,018)
Marketing-related	9	26,552	(19,251)	25,031	(17,649)
Other	10	4,379	(3,353)	4,269	(3,075)
Intangible assets	12	$345,185	$(236,367)	$329,796	$(216,236)
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
Amortization of acquired intangible assets was $18,518 in 2017, $21,058 in 2016 and $24,708 in 2015. Based on acquired intangible assets recorded at September 30, 2017, amortization is estimated to be approximately $18,300 in 2018, $17,200 in 2019, $14,900 in 2020, $9,400 in 2021 and $7,100 in 2022.

Note 7 - Indebtedness
Short-term borrowings consist of:

	September 30, 2017	October 1, 2016
Lines of credit	$89	$99
Other short-term debt	—	1,280
Short-term borrowings	$89	$1,379
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks. Interest on outstanding lines of credit is 0.92% at September 30, 2017.
Long-term debt consists of:

	September 30, 2017	October 1, 2016
U.S. revolving credit facility	$540,110	$590,000
Senior notes	300,000	300,000
Securitization program	120,000	120,000
Obligations under capital leases	306	471
Senior debt	960,416	1,010,471
Less deferred debt issuance cost	(3,468)	(5,457)
Less current installments	(295)	(167)
Long-term debt	$956,653	$1,004,847
Our U.S. revolving credit facility matures on June 28, 2021. Our U.S. revolving credit facility has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $200,000 to the credit facility upon satisfaction of certain conditions. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage and capital expenditures. We are in compliance with all covenants. The weighted-average interest rate on primarily all of the outstanding credit facility borrowings is 2.62% and is principally based on LIBOR plus the applicable margin, which was 1.38% at September 30, 2017.
At September 30, 2017, we had $300,000 aggregate principal amount of 5.25% senior notes due December 1, 2022 with interest paid semiannually on June 1 and December 1 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. The effective interest rate for these notes after considering the amortization of deferred debt issuance costs is 5.73%.
The Securitization Program was extended on October 23, 2017 and now matures on October 23, 2019. The Securitization Program will now effectively increase our borrowing capacity by up to $130,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is 2.11% at September 30, 2017 and is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of September 30, 2017, our minimum borrowing requirement was $96,000.
Maturities of long-term debt are $295 in 2018, $11 in 2019, $120,000 in 2020, $540,110 in 2021, $0 in 2022 and $300,000 thereafter.
At September 30, 2017, we had pledged assets with a net book value of $1,569,527 as security for long-term debt.

At September 30, 2017, we had $547,746 of unused short and long-term borrowing capacity, including $535,182 from the U.S. revolving credit facility.
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
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At September 30, 2017, we had interest rate swaps with notional amounts totaling $150,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.62%, including the applicable margin of 1.38% as of September 30, 2017. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times through June 23, 2020.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso and the British pound, we had outstanding foreign currency contracts with notional amounts of $48,955 at September 30, 2017. These contracts mature at various times through August 30, 2019.
These interest rate swaps and foreign currency contracts are recorded on the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCIL). These deferred gains and losses are reclassified into the consolidated statements of earnings during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2017, 2016 or 2015.
Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated statements of earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $104,796 at September 30, 2017. The foreign currency contracts are recorded in the consolidated balance sheets at fair value and resulting gains or losses are recorded in the consolidated statements of earnings. We recorded a net loss of $566 in 2017 and a net loss of $6,089 in 2016 on the foreign currency contracts. These losses are included in other expense and generally offset the gains and losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense.

Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		September 30, 2017	October 1, 2016
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$551	$379
Foreign currency contracts	Other assets	50	56
Interest rate swaps	Other current assets	552	52
Interest rate swaps	Other assets	314	69
	Total asset derivatives	$1,467	$556
Foreign currency contracts	Other accrued liabilities	$1,434	$4,080
Foreign currency contracts	Other long-term liabilities	244	448
Interest rate swaps	Other accrued liabilities	10	201
Interest rate swaps	Other long-term liabilities	15	—
	Total liability derivatives	$1,703	$4,729
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$95	$422
Foreign currency contracts	Other accrued liabilities	$383	$76

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2:

	Classification	September 30, 2017	October 1, 2016
Foreign currency contracts	Other current assets	$646	$801
Foreign currency contracts	Other assets	50	56
Interest rate swaps	Other current assets	552	52
Interest rate swaps	Other assets	314	69
	Total assets	$1,562	$978
Foreign currency contracts	Other accrued liabilities	$1,817	$4,156
Foreign currency contracts	Other long-term liabilities	244	448
Interest rate swaps	Other accrued liabilities	10	201
Interest rate swaps	Other long-term liabilities	15	—
	Total liabilities	$2,086	$4,805
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At September 30, 2017, the fair value of long-term debt was $967,346 compared to its carrying value of $960,416. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Restructuring
In 2016, we initiated restructuring actions in conjunction with exiting a product line within Aircraft Controls in the U.S. and a facility in the U.K. We also took actions as a result of the business outlook in specific markets and locations in Components and Industrial Systems. Those actions have resulted in workforce reductions in Canada, Europe and the U.S. for Components and primarily Europe for Industrial Systems.
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
Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Components	Corporate	Total
Balance at September 27, 2014	$5,439	$5,764	$186	$—	$—	$11,389
Charged to expense - 2015 plan	2,955	6,324	5,150	1,020	—	15,449
Adjustments to provision	(407)	(309)	—	—	—	(716)
Cash payments - 2013 plan	—	(490)	—	—	—	(490)
Cash payments - 2014 plan	(4,833)	(3,822)	(178)	—	—	(8,833)
Cash payments - 2015 plan	(80)	(167)	(679)	(761)	—	(1,687)
Non-cash charges - 2015 plan	—	—	(472)	—	—	(472)
Foreign currency translation	(27)	(63)	(4)	—	—	(94)
Balance at October 3, 2015	3,047	7,237	4,003	259	—	14,546
Charged to expense - 2016 plan	7,317	—	4,824	1,525	1,727	15,393
Adjustments to provision	(275)	(328)	(243)	(5)	—	(851)
Cash payments - 2014 plan	(72)	(776)	—	—	—	(848)
Cash payments - 2015 plan	(2,342)	(5,455)	(3,088)	(234)	—	(11,119)
Cash payments - 2016 plan	(1,244)	—	(2,015)	(1,176)	—	(4,435)
Non-cash charges - 2016 plan	(4,913)	—	—	—	—	(4,913)
Foreign currency translation	(44)	(13)	130	—	—	73
Balance at October 1, 2016	1,474	665	3,611	369	1,727	7,846
Adjustments to provision	(852)	(72)	(816)	(3)	—	(1,743)
Cash payments - 2014 plan	(116)	(417)	—	—	—	(533)
Cash payments - 2015 plan	(210)	(176)	(20)	(20)	—	(426)
Cash payments - 2016 plan	(162)	—	(2,822)	(346)	(689)	(4,019)
Foreign currency translation	(4)	—	47	—	—	43
Balance at September 30, 2017	$130	$—	$—	$—	$1,038	$1,168
As of September 30, 2017, the restructuring accrual consists of $1,168 for the 2016 plan. Restructuring for all plans is expected to be paid by December 30, 2017, except portions classified as long-term liabilities based on payment arrangements.

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
The RSP includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the RSP can acquire our stock at market value. We match 25% of the first 2% of eligible compensation contributed to any investment selection. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 30, 2017, the participants in the RSP owned 1,575,347 Class B shares.
The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans are as follows:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
Change in projected benefit obligation:
Projected benefit obligation at prior year measurement date	$979,055	$850,991	$219,308	$180,111
Service cost	24,115	23,637	6,105	5,204
Interest cost	30,573	37,659	3,121	4,928
Contributions by plan participants	—	—	844	863
Actuarial (gains) losses	(30,339)	96,107	(18,881)	38,265
Foreign currency exchange impact	—	—	6,222	(4,063)
Benefits paid	(60,891)	(27,464)	(4,703)	(4,061)
Curtailments	—	—	(262)	—
Other	(747)	(1,875)	2,720	(1,939)
Projected benefit obligation at measurement date	$941,766	$979,055	$214,474	$219,308
Change in plan assets:
Fair value of assets at prior year measurement date	$675,018	$578,783	$135,439	$117,693
Actual return on plan assets	79,419	57,646	(214)	19,926
Employer contributions	63,597	67,928	7,655	6,155
Contributions by plan participants	—	—	844	863
Benefits paid	(60,891)	(27,464)	(4,703)	(4,061)
Foreign currency exchange impact	—	—	2,919	(3,801)
Other	(869)	(1,875)	(34)	(1,336)
Fair value of assets at measurement date	$756,274	$675,018	$141,906	$135,439
Funded status and amount recognized in assets and liabilities	$(185,492)	$(304,037)	$(72,568)	$(83,869)
Amount recognized in assets and liabilities:
Other assets - non-current	$—	$—	$1,672	$108
Accrued and long-term pension liabilities	(185,492)	(304,037)	(74,240)	(83,977)
Amount recognized in assets and liabilities	$(185,492)	$(304,037)	$(72,568)	$(83,869)
Amount recognized in AOCIL, before taxes:
Prior service cost (credit)	$507	$694	$(83)	$(1,269)
Actuarial losses	360,391	449,377	40,075	57,926
Amount recognized in AOCIL, before taxes	$360,898	$450,071	$39,992	$56,657
U.S. plan assets included 1,001,034 shares of Class B common stock. Our funding policy is to contribute at least the amount required by law in the respective countries.

The total accumulated benefit obligation as of the measurement date for all defined benefit pension plans was $1,064,195 in 2017 and $1,105,973 in 2016. At the measurement date in 2017, our plans had fair values of plan assets totaling $898,180. The following table provides aggregate information for the other pension plans, which have projected benefit obligations or accumulated benefit obligations in excess of plan assets:

	September 30, 2017	October 1, 2016
Projected benefit obligation	$1,047,605	$1,128,524
Accumulated benefit obligation	969,161	1,045,034
Fair value of plan assets	793,167	744,751
Weighted-average assumptions used to determine benefit obligations as of the measurement dates and weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015
Assumptions for net periodic benefit cost:
Discount rate	n/a	4.5%	4.4%	n/a	3.0%	3.1%
Service cost discount rate	4.0%	n/a	n/a	2.0%	n/a	n/a
Interest cost discount rate	3.2%	n/a	n/a	1.7%	n/a	n/a
Return on assets	7.5%	7.7%	8.0%	3.6%	4.1%	4.5%
Rate of compensation increase	3.5%	4.1%	4.1%	2.3%	2.6%	3.0%
Assumptions for benefit obligations:
Discount rate	4.0%	3.8%	4.5%	2.5%	1.9%	3.0%
Rate of compensation increase	3.5%	3.5%	4.1%	2.5%	2.3%	3.0%
Beginning in 2017, we changed the method used to estimate the service and interest cost components of net periodic pension cost. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligation to the relevant projected cash outflows. Previously, these cost components were determined using a single-weighted average discount rate. This change does not affect the measurement of the projected benefit obligation.
We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. We have accounted for this change as a change in accounting estimate and accordingly have accounted for it prospectively.  The more granular application of the spot rates reduced the service and interest cost for the annual net periodic pension expense in 2017 by approximately $7,000.
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
The U.S. qualified defined benefit plan’s assets are invested for long-term investment results. To accommodate the long-term investment horizon while providing appropriate liquidity, the plan maintains a liquid cash reserve sufficient to allow the plan to meet its benefit payment, fee and expense obligations. Its assets are broadly diversified to help alleviate the risk of adverse returns in any one security or investment class. The international plans’ assets are invested in both low-risk and high-risk investments in order to achieve the long-term investment strategy objective. Investment risks for both domestic and international plans are considered within the context of the entire asset allocation, rather than on a security-by-security basis.
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
In determining our U.S. pension expense for 2017, we assumed an average rate of return on U.S. pension assets of approximately 7.5% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return assumed an average of 55% in equity securities and 45% in fixed income securities. In determining our non-U.S. pension expense for 2017, we assumed an average rate of return on non-U.S. pension assets of approximately 3.6% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return assumed an average asset allocation of 30% in equity securities and 70% in fixed income securities.
The weighted average asset allocations by asset category for the pension plans as of September 30, 2017 and October 1, 2016 are as follows:

	U.S. Plans			Non-U.S. Plans
	Target	2017 Actual	2016 Actual	Target	2017 Actual	2016 Actual
Asset category:
Equity	50%-60%	57%	55%	20%-45%	32%	32%
Debt	40%-50%	43%	36%	30%-45%	36%	36%
Real estate and other	—%	—%	9%	25%-35%	32%	32%

The valuation methodologies used for pension plan assets measured at fair value have been applied consistently.
Cash and cash equivalents: Direct cash holdings valued at cost, which approximates fair value.
Money market funds: Institutional short-term investment vehicles valued daily.

Shares of registered investment companies: Consists of both equity and fixed income mutual funds. Valued at quoted market prices that represent the net asset value of shares held by the plan at year end.

Fixed income securities: Valued using methods, such as dealer quotes, available trade information, spreads, bids and offers provided by a pricing vendor.

Equity securities: Traded on national exchanges are valued at the last reported sales price. Investments denominated in foreign currencies are translated into U.S. dollars using the last reported exchange rate.

Employer securities: Valued at the closing price reported on the New York Stock Exchange.

Interest in common collective trusts: The net asset value is used as a practical expedient to estimate fair value. This practical expedient would not be used if it is determined to be probable that the common collective trust will sell the investment for an amount different from the reported NAV.

Investment in insurance contracts: Valued at contract value, which is the fair value of the underlying investment of the insurance company.
Limited partnerships and hedge funds: Valued at net asset value of units held. The NAV is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the fund less its liability. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different from the reported NAV.

Securities or other assets for which market quotations are not readily available or for which market quotations do not represent the value at the time of pricing (including certain illiquid securities) are fair valued in accordance with procedures established under the supervision and responsibility of the Trustee of that investment. Such procedures may include the use of independent pricing services or affiliated advisor pricing, which use prices based upon yields or prices of securities of comparable quality, coupon, maturity and type, indications as to values from dealers, operating data and general market conditions.
The following tables present the consolidated plan assets using the fair value hierarchy, which is described in Note 9 - Fair Value, as of September 30, 2017 and October 1, 2016.

U.S. Plans, September 30, 2017	Level 1	Level 2	Level 3	Total
Investments at fair value:
Shares of registered investment companies:
Equity funds	$302,652	$—	$—	$302,652
Fixed income funds	323,008	—	—	323,008
Employer securities	83,246	—	—	83,246
Money market funds	—	7,372	—	7,372
Cash and cash equivalents	1,260	—	—	1,260
Insurance contract	—	—	464	464
Total investments in fair value hierarchy	710,166	7,372	464	718,002
Investments measured at NAV practical expedient (1)				38,272
Total investments at fair value	$710,166	$7,372	$464	$756,274

Non-U.S. Plans, September 30, 2017	Level 1	Level 2	Level 3	Total
Investments at fair value:
Mutual funds:
Equity funds	$—	$15,529	$—	$15,529
Fixed income funds	—	16,440	—	16,440
Equity securities	8,080	—	—	8,080
Fixed income securities	—	14,488	—	14,488
Unit linked life insurance funds	—	41,054	—	41,054
Money market funds	—	814	—	814
Cash and cash equivalents	48	—	—	48
Insurance contracts and other	—	5,492	39,961	45,453
Total investments in fair value hierarchy	8,128	93,817	39,961	141,906
Investments measured at NAV practical expedient (1)				—
Total investments at fair value	$8,128	$93,817	$39,961	$141,906

U.S. Plans, October 1, 2016	Level 1	Level 2	Level 3	Total
Investments at fair value:
Shares of registered investment companies:
Equity funds	$—	$214,374	$—	$214,374
Fixed income funds	—	45,709	—	45,709
Fixed income securities	—	24,097	—	24,097
Employer securities	68,574	—	—	68,574
Money market funds	—	18,962	—	18,962
Cash and cash equivalents	—	—	—	—
Insurance contract	—	—	589	589
Total investments in fair value hierarchy	68,574	303,142	589	372,305
Investments measured at NAV practical expedient (1)				302,713
Total investments at fair value	$68,574	$303,142	$589	$675,018

Non-U.S. Plans, October 1, 2016	Level 1	Level 2	Level 3	Total
Investments at fair value:
Mutual funds:
Equity funds	$—	$15,698	$—	$15,698
Fixed income funds	—	17,187	—	17,187
Equity securities	4,931	—	—	4,931
Fixed income securities	—	12,633	—	12,633
Unit linked life insurance funds	—	36,889	—	36,889
Money market funds	—	553	—	553
Cash and cash equivalents	73	—	—	73
Insurance contracts and other	—	4,861	42,614	47,475
Total investments in fair value hierarchy	5,004	87,821	42,614	135,439
Investments measured at NAV practical expedient (1)				—
Total investments at fair value	$5,004	$87,821	$42,614	$135,439
(1) Per adoption of ASU 2015-07, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. Prior year amounts have been reclassified to conform to the current year presentation. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total retirement plan assets.
The following is a roll forward of the consolidated plan assets classified as Level 3 within the fair value hierarchy:

	U.S. Plans	Non-U.S. Plans	Total
Balance at October 3, 2015	$866	$28,936	$29,802
Return on assets	32	11,723	11,755
Purchases from contributions to Plans	—	3,472	3,472
Settlements paid in cash	(309)	(2,231)	(2,540)
Foreign currency translation	—	714	714
Balance at October 1, 2016	589	42,614	43,203
Return on assets	23	(5,437)	(5,414)
Purchases from contributions to Plans	—	2,848	2,848
Settlements paid in cash	(148)	(1,492)	(1,640)
Foreign currency translation	—	1,428	1,428
Balance at September 30, 2017	$464	$39,961	$40,425
The following table summarizes investments measured at fair value based on net asset value (NAV) per share as of September 30, 2017:

	Fair Value
	September 30, 2017	October 1, 2016	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited partnerships (1)	$35,821	$44,003	$5,738	Varies	10-45 days
Hedge funds (2)	2,451	21,678	—	Quarterly	60 days
Interest in common collective trusts	—	237,032	—	Daily, Weekly	0-5 days
Total	$38,272	$302,713	$5,738

(1)
Investments in limited partnerships held by us invest primarily in emerging markets, equity and equity related securities. The strategy for the partnerships is to have exposure to certain markets or to securities that are judged to achieve superior earnings growth and/or judged undervalued relative to intrinsic value.

(2)
Hedge fund which invests primarily in global equity long and short positions. The primary strategy for the hedge funds is to seek risk-adjusted returns with volatility lower than the broad equity markets primarily through long and short investment opportunities in the global markets.

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
Pension expense for all defined benefit plans is as follows:

	U.S. Plans			Non-U.S. Plans
	2017	2016	2015	2017	2016	2015
Service cost	$24,115	$23,637	$23,635	$6,105	$5,204	$6,087
Interest cost	30,573	37,659	34,031	3,121	4,928	4,814
Expected return on plan assets	(54,510)	(50,383)	(47,136)	(4,643)	(4,862)	(5,166)
Amortization of prior service cost (credit)	187	187	149	(106)	(103)	(70)
Amortization of actuarial loss	33,738	26,168	22,355	4,581	2,600	2,289
Curtailment gain	—	—	—	(147)	—	—
Settlement loss	—	59	54	—	131	77
Pension expense for defined benefit plans	$34,103	$37,327	$33,088	$8,911	$7,898	$8,031
The estimated net prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for pension plans in 2018 are $130 and $30,107, respectively.
Benefits expected to be paid to the participants of the plans are:

	U.S. Plans	Non-U.S. Plans
2018	$33,611	$5,898
2019	35,998	6,599
2020	38,990	6,056
2021	42,710	6,668
2022	45,937	8,028
Five years thereafter	277,764	45,651
We presently anticipate contributing approximately $64,400 to the U.S. plans and $7,300 to the non-U.S. plans in 2018.

Pension expense for the defined contribution plans consists of:

	2017	2016	2015
U.S. defined contribution plans	$15,036	$14,128	$13,621
Non-U.S. defined contribution plans	6,029	6,029	6,570
Total pension expense for defined contribution plans	$21,065	$20,157	$20,191
We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The changes in the accumulated benefit obligation of this unfunded plan for 2017 and 2016 are shown in the following table:

	September 30, 2017	October 1, 2016
Change in Accumulated Postretirement Benefit Obligation (APBO):
APBO at prior year measurement date	$12,825	$12,532
Service cost	118	161
Interest cost	288	468
Contributions by plan participants	1,699	1,944
Benefits paid	(2,448)	(3,043)
Actuarial (gains) losses	(769)	763
Plan amendment	(1,200)	—
APBO at measurement date	$10,513	$12,825
Funded status	$(10,513)	$(12,825)
Accrued postretirement benefit liability	$10,513	$12,825
Amount recognized in AOCIL, before taxes:
Prior service credit	1,200	—
Actuarial gains	4,178	3,896
Amount recognized in AOCIL, before taxes	$5,378	$3,896
The cost of the postretirement benefit plan is as follows:

	2017	2016	2015
Service cost	$118	$161	$226
Interest cost	288	468	576
Amortization of actuarial gain	(487)	(572)	(106)
Net periodic postretirement benefit cost	$(81)	$57	$696
As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 3.6% in 2017, 3.2% in 2016 and 3.9% in 2015. The assumed service cost discount rate and interest cost discount rate used in the accounting for the net periodic postretirement benefit cost were 3.4% and 2.5%, respectively, in 2017. The assumed discount rate used in the accounting for the net periodic postretirement benefit cost was 3.9% in 2016 and 4.5% in 2015.
For measurement purposes, a 6.6% annual per capita rate of increase of medical and drug costs were assumed for 2018, gradually decreasing to 4.5% for 2028 and years thereafter. A one percentage point increase in this rate would increase our accumulated postretirement benefit obligation as of the measurement date in 2017 by $195, while a one percentage point decrease in this rate would decrease our accumulated postretirement benefit obligation by $185. There would be no material effect on the total service cost and interest cost components of the net periodic postretirement benefit cost given a one percentage point increase or decrease in this rate.
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $26,534, $16,656 and $13,188 in 2017, 2016 and 2015, respectively.

Note 12 - Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2017	2016	2015
Earnings before income taxes:
Domestic	$77,007	$82,848	$78,074
Foreign	104,704	90,012	105,760
Total	$181,711	$172,860	$183,834
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
R&D and foreign tax credits	(3.8)%	(30.6)%	(2.7)%
Divestiture impacts	(3.2)%	—%	—%
Foreign tax rates	(2.4)%	(2.7)%	(4.8)%
Equity-based compensation	(1.2)%	—%	—%
Export and manufacturing incentives	(0.9)%	(1.0)%	(0.7)%
Change in valuation allowance for deferred taxes	(0.4)%	0.9%	1.1%
Change in enacted tax rates	—%	(0.9)%	(0.3)%
Repatriated earnings	—%	26.8%	—%
State taxes, net of federal benefit	0.4%	0.5%	0.8%
Other	(0.8)%	0.5%	(0.1)%
Effective income tax rate	22.7%	28.5%	28.3%
At September 30, 2017, foreign tax benefit carryforwards total $15,300. Domestic benefit carryforwards representing state tax losses total $15,856. We also have $3,388 of state tax credit carryforwards. Some of these tax benefit carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings of those subsidiaries. The change in the valuation allowance relates to tax benefit carryforwards reflecting recent and projected financial performance, tax planning strategies and statutory tax carryforward periods.
During 2016, we repatriated $90,937 of earnings from various foreign subsidiaries and the tax expense was completely offset by foreign tax credits.
No provision has been made for U.S. federal or foreign taxes on that portion of certain foreign subsidiaries’ undistributed earnings ($923,602 at September 30, 2017) considered to be permanently reinvested. It is not practicable to determine the amount of tax that would be payable if these amounts were repatriated to the U.S.
The components of income taxes are as follows:

	2017	2016	2015
Current:
Federal	$6,259	$12,812	$12,065
Foreign	24,162	29,794	25,844
State	122	2,373	1,051
Total current	30,543	44,979	38,960
Deferred:
Federal	11,624	10,078	10,800
Foreign	(1,986)	(4,734)	882
State	1,120	(1,096)	1,309
Total deferred	10,758	4,248	12,991
Income taxes	$41,301	$49,227	$51,951

Realization of deferred tax assets is dependent, in part, upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making its assessment of the recoverability of deferred tax assets.
The tax effects of temporary differences that generated deferred tax assets and liabilities are as follows:

	September 30, 2017	October 1, 2016
Deferred tax assets:
Benefit accruals	$204,017	$237,261
Inventory reserves	33,879	33,950
Tax benefit carryforwards	9,598	17,349
Contract loss reserves not currently deductible	15,994	10,931
Other accrued expenses	17,689	17,669
Total gross deferred tax assets	281,177	317,160
Less valuation allowance	(4,775)	(10,938)
Total net deferred tax assets	$276,402	$306,222
Deferred tax liabilities:
Differences in bases and depreciation of property, plant and equipment	$169,562	$163,977
Pension	93,602	77,471
Total gross deferred tax liabilities	263,164	241,448
Net deferred tax assets	$13,238	$64,774
Deferred tax assets and liabilities are reported in separate captions on the consolidated balance sheets.
We have unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate. A reconciliation of the total amounts of unrecognized tax benefits, excluding interest and penalties, is as follows:

	September 30, 2017	October 1, 2016
Balance at beginning of year	$498	$1,184
Reductions as a result of lapse of statute of limitations	(498)	(686)
Balance at end of year	$—	$498
We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in significant jurisdictions for years before 2014. The statute of limitations in several jurisdictions will expire in the next twelve months and we will have no unrecognized tax benefits recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
We record interest and penalties related to unrecognized tax benefits in income tax expense. We had accrued interest and penalties of $567 and $469 at September 30, 2017 and October 1, 2016, respectively. We expensed interest of $106 and $276 for 2017 and 2016, respectively.

Note 13 - Shareholders’ Equity
Class A and Class B common stock share equally in our earnings and are identical with certain exceptions. Other than on matters relating to the election of directors or as required by law where the holders of Class A and Class B shares vote as separate classes, Class A shares have limited voting rights, with each share of Class A being entitled to one-tenth of a vote on most matters, and each share of Class B being entitled to one vote. Class A shareholders are entitled, subject to certain limitations, to elect at least 25% of the Board of Directors (rounded up to the nearest whole number) with Class B shareholders entitled to elect the balance of the directors. No cash dividend may be paid on Class B shares unless at least an equal cash dividend is paid on Class A shares. Class B shares are convertible at any time into Class A shares on a one-for-one basis at the option of the shareholder. The number of common shares issued reflects conversion of Class B to Class A of 37,485 in 2017, 28,183 in 2016 and 11,087 in 2015.
Class A shares and Class B shares reserved for issuance at September 30, 2017 are as follows:

Shares
Conversion of Class B to Class A shares	7,575,427
Employee Stock Purchase Plan	2,000,000
2014 Long Term Incentive Plan	1,992,436
2008 Stock Appreciation Rights Plan	1,376,353
2003 Stock Option Plan	24,682
Class A and B shares reserved for issuance	12,968,898
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
We issue common stock under our equity compensation plans from treasury stock. As of September 30, 2017, in addition to the shares reserved for issuance upon the exercise of outstanding equity awards, there were 1,568,220 shares authorized for awards that may be granted in the future under the 2014 Long Term Incentive Plan, assuming performance-based awards currently outstanding are all settled at the targeted payout.

Our Board of Directors has authorized a share repurchase program that has been amended from time to time to authorize additional repurchases. During 2017, we repurchased 2,190 shares of our Class B common stock for $147. During 2016, we repurchased 850,546 of our Class A and Class B common stock for $39,103. During 2015, we repurchased 4,795,568 of our Class A and Class B common stock for $337,739. As of September 30, 2017, the total remaining authorization for future common share repurchases under our program is 3,349,819 shares.

Note 14 - Equity-Based Compensation
We have equity-based compensation plans that authorize the issuance of equity-based awards for shares of Class A and Class B common stock to directors, officers and key employees. Equity-based compensation grants are designed to reward long-term contributions to Moog and provide incentives for recipients to remain with Moog.
On February 15, 2017, shareholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allows for qualified employees (as defined in the plan) to purchase our common stock at a discounted price. The maximum discounted purchase price of a share of our common stock is 85% of the fair market value at the lower of the beginning or the end of the semi-annual offering period.
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
During 2017, we granted awards in the form of stock appreciations rights (SARs), performance-based restricted stock units (PSUs) and restricted stock awards (RSAs). The compensation cost for employee and non-employee director share-based compensation programs for all current and prior year awards granted are as follows:

	2017	2016	2015
Stock appreciation rights	$3,045	$2,482	$4,955
Performance-based restricted stock units	978	755	—
Restricted stock awards	480	—	—
Employee stock purchase plan	74	—	—
Stock options	5	34	119
Total compensation cost before income taxes	$4,582	$3,271	$5,074
Income tax benefit	$1,567	$1,184	$1,913

In 2017 we adopted ASU no. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, and as a result we derive a tax deduction measured by the excess of the market value over the grant price on the date stock-based awards are exercised. The tax benefit from award exercises was $2,222 for 2017 and was recognized as a discrete tax benefit through a reduction of income tax expense. Previously these benefits were recognized as additional paid-in capital and are included in the consolidated statements of cash flows as a financing activity.
Stock Appreciation Rights and Stock Options
The fair value of SARs granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following table provides the range of assumptions used to value awards and the weighted-average fair value of the awards granted.

	2017	2016	2015
Expected volatility	27% - 29%	24% - 29%	24% - 38%
Risk-free rate	1.7% - 1.8%	1.4% - 1.8%	.9% - 1.9%
Expected dividends	—%	—%	—%
Expected term	5-6 years	4-6 years	3-7 years
Weighted-average fair value of awards granted	$21.20	$18.24	$28.71
To determine expected volatility, we generally use historical volatility based on daily closing prices of our Class A and Class B common stock over periods that correlate with the expected terms of the awards granted. The risk-free rate is based on the United States Treasury yield curve at the time of grant for the appropriate expected term of the awards granted. Expected dividends are based on our history and expectation of dividend payouts. The expected term of equity-based awards is based on vesting schedules, expected exercise patterns and contractual terms.

The number of shares received upon the exercise of a SAR is equal in value to the difference between the fair market value of the common stock on the exercise date and the exercise price of the SAR. The term of a SAR may not exceed ten years from the grant date. Options outstanding as of September 30, 2017 consisted of both incentive options and non-qualified options. Options become exercisable over periods not exceeding ten years. The exercise price of SARs and options, determined by a committee of the Board of Directors, may not be less than the fair value of the common stock on the grant date.
SARs and options are as follows:

Stock Appreciation Rights	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 1, 2016	1,467,219	$47.97
Granted in 2017	176,000	71.65
Exercised in 2017	(463,926)	41.36
Expired in 2017	(6,002)	74.38
Forfeited in 2017	(4,999)	70.94
Outstanding at September 30, 2017	1,168,292	$53.93	5.6 years	$34,381
Exercisable at September 30, 2017	863,358	$48.34	4.6 years	$30,280

Stock Options
Outstanding at October 1, 2016	118,098	$41.02
Exercised in 2017	(93,416)	40.64
Outstanding at September 30, 2017	24,682	$42.45	0.2 years	$1,011
Exercisable at September 30, 2017	21,788	$42.45	0.2 years	$893
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on our closing price of Class A common stock of $83.43 and Class B common stock of $83.16 as of September 30, 2017. That value would have been effectively received by the option and SAR holders had all option and SAR holders exercised their options and SARs as of that date.
The intrinsic value of awards exercised and fair value of awards vested are as follows:

	2017	2016	2015
Stock Appreciation Rights
Intrinsic value of SARs exercised	$13,363	$865	$14,566
Total fair value of SARs vested	$4,044	$5,876	$5,424
Stock Options
Intrinsic value of options exercised	$2,835	$4,100	$14,205
Total fair value of options vested	$66	$947	$981
As of September 30, 2017, total unvested compensation expense associated with SARs amounted to $2,964 and will be recognized over a weighted-average period of two years.

Performance-Based Restricted Stock Units
PSU awards consist of shares of our stock which are payable upon the determination that we achieve certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSU's granted in 2017 have a performance period of three years. The fair value of each PSU granted is equal to the fair market value of our common stock on the date of grant. PSUs granted generally have a three year period cliff vesting schedule; however, according to the grant agreements, if certain conditions are met, the employee (or beneficiary) will receive a prorated amount of the award based on active employment during the service period.

PSUs are as follows:

Performance-Based Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested at October 1, 2016	38,050	$64.95
Granted in 2017	40,700	71.65
Forfeited in 2017	(6,000)	68.63
Nonvested at September 30, 2017	72,750	$68.39
As of September 30, 2017, total unvested compensation expense associated with nonvested PSUs amounted to $2,348 and will be recognized over a weighted-average period of two years.
Restricted Stock Awards
The fair value of each RSA granted is equal to the fair market value of our common stock on the date of grant. These shares are vested upon grant. There were 6,696 RSAs granted and vested in 2017 at a weighted-average price of $71.65. As of September 30, 2017, the fair value of the RSAs vested is $480.
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
Note 16 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at October 3, 2015	$(72,788)	$(266,910)	$(2,037)	$(341,735)
Other comprehensive income (loss) before reclassifications	(37,838)	(72,094)	(4,227)	(114,159)
Amounts reclassified from AOCIL	—	17,910	2,923	20,833
Other comprehensive income (loss)	(37,838)	(54,184)	(1,304)	(93,326)
AOCIL at October 1, 2016	(110,626)	(321,094)	(3,341)	(435,061)
Other comprehensive income (loss) before reclassifications	28,301	45,222	(1,078)	72,445
Amounts reclassified from AOCIL	(841)	24,007	3,959	27,125
Other comprehensive income (loss)	27,460	69,229	2,881	99,570
AOCIL at September 30, 2017	$(83,166)	$(251,865)	$(460)	$(335,491)

The amounts reclassified from AOCIL into earnings are as follows:

	Statement of earnings classification	2017	2016
Retirement liability:
Prior service cost		$81	$108
Actuarial losses		37,831	28,196
Curtailment		(150)	—
Reclassification from AOCIL into earnings (1)		37,762	28,304
Tax effect		(13,755)	(10,394)
Net reclassification from AOCIL into earnings		$24,007	$17,910
Derivatives:
Foreign currency contracts	Sales	$3,190	$1,287
Foreign currency contracts	Cost of sales	2,032	1,598
Interest rate swaps	Interest	204	771
Reclassification from AOCIL into earnings		5,426	3,656
Tax effect		(1,467)	(733)
Net reclassification from AOCIL into earnings		$3,959	$2,923
(1) The reclassifications are included in the computation of periodic pension cost and postretirement benefit cost.
The amounts deferred in AOCIL are as follows:

	Statement of earnings classification	Net deferral in AOCIL - effective portion
		2017	2016
Retirement liability:
Net actuarial gain (loss) during period		$69,984	$(110,856)
Tax effect		(24,762)	38,762
Net deferral in AOCIL of retirement liability		$45,222	$(72,094)
Derivatives:
Foreign currency contracts	Sales	$(207)	$(3,829)
Foreign currency contracts	Cost of sales	(2,115)	(1,370)
Interest rate swaps	Interest	672	125
Net loss		(1,650)	(5,074)
Tax effect		572	847
Net deferral in AOCIL of derivatives		$(1,078)	$(4,227)

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
Aftermarket sales, which represented 27%, 29% and 30% of 2017, 2016 and 2015 sales, respectively, for this segment consist of the maintenance, repair, overhaul and parts supply for both military and commercial aircraft. Further, we sell spare parts and line replaceable units to both military and commercial customers that they store throughout the world in order to minimize down time.
Space and Defense Controls. We provide controls for satellites, space vehicles, launch vehicles, armored combat vehicles, tactical and strategic missiles, security and surveillance and other defense applications.
We design, manufacture and integrate commercial and military satellite positioning controls. Propulsion components and systems accelerate the spacecraft for orbit-insertion, station keeping, and attitude control. Mission specific actuation mechanisms control solar array panels and antennas. We also design, manufacture and integrate steering and propulsion controls for space launch vehicles, such as the Atlas, Delta and Ariane platforms. Additionally, we design and manufacture spaceflight electronics and software. We are also developing new control products and systems for a variety of programs related to manned spaceflight including: NASA's new Space Launch System, Multi-Purpose Crew Vehicle and Soft Capture System.
In addition, we design controls for gun aiming, stabilization and automatic ammunition loading for armored combat vehicles for a variety of domestic and international customers. We also design controls for steering tactical and strategic missiles including: Lockheed Martin's Hellfire®, the U.S. National Missile Defense Agency's Ballistic Missile Defense initiatives and Raytheon's TOW and Trident missiles. We also design, build and integrate weapons stores management systems for light attack aerial reconnaissance, ground and sea platforms, as well as build high power, quiet controls for naval surface ships and submarines such as the US Virginia Class. Our sensor and surveillance products are used in both military and commercial applications such as electrical grid and other critical infrastructure protection applications.

Industrial Systems. Our Industrial Systems segment serves a global customer base across a variety of markets.
We design, manufacture and integrate systems for industrial automation customers for applications in injection and blow molding machinery, metal forming presses and heavy industry in steel and aluminum production. Our systems allow for precise controls of critical parameters in the industrial manufacturing processes, using both hydraulic and electric technology. Other industrial automation applications we serve include material handling and paper mills.
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
We supply electromechanical motion simulation bases for the flight simulation and training applications, as well as medical training simulators. We also supply custom test systems and controls for automotive, structural and fatigue testing.
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
Our motors are used in an equally broad range of solutions, many of which are the same as for slip rings. We design and manufacture a series of fractional horsepower brushless motors that provide extremely low acoustic noise and reliable long life operation, with the largest program being sleep apnea equipment. Industrial customers use our motors for material handling and electric pumps. Military programs use our motors for gimbals, missiles and radar pedestals.
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

Segment information and reconciliations to consolidated amounts are as follows:

	2017	2016	2015
Net sales:
Aircraft Controls	$1,124,885	$1,063,718	$1,086,547
Space and Defense Controls	394,264	366,091	381,444
Industrial Systems	477,325	514,984	521,505
Components	501,050	467,144	536,036
Net sales	$2,497,524	$2,411,937	$2,525,532
Operating profit:
Aircraft Controls	$114,016	$98,509	$100,006
Space and Defense Controls	37,591	41,419	33,236
Industrial Systems	46,091	48,542	45,021
Components	52,454	49,772	67,250
Total operating profit	250,152	238,242	245,513
Deductions from operating profit:
Interest expense	34,551	34,605	28,967
Equity-based compensation expense	4,582	3,271	5,074
Corporate and other expenses, net	29,308	27,506	27,638
Earnings before income taxes	$181,711	$172,860	$183,834
Depreciation and amortization:
Aircraft Controls	$41,977	$46,541	$51,385
Space and Defense Controls	15,554	16,033	14,054
Industrial Systems	17,440	20,487	20,731
Components	14,085	14,422	16,576
Corporate	1,111	1,249	863
Total depreciation and amortization	$90,167	$98,732	$103,609
Identifiable assets:
Aircraft Controls	$1,120,099	$1,114,672	$1,177,587
Space and Defense Controls	423,497	434,620	426,441
Industrial Systems	586,278	577,015	590,258
Components	690,307	636,731	579,898
Corporate	270,411	241,936	262,389
Total assets	$3,090,592	$3,004,974	$3,036,573

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit.

	2017	2016	2015
Capital expenditures:
Aircraft Controls	$36,216	$28,437	$47,389
Space and Defense Controls	11,451	7,498	9,022
Industrial Systems	13,823	15,276	15,371
Components	13,852	15,576	8,371
Corporate	456	421	540
Total capital expenditures	$75,798	$67,208	$80,693
Effective October 1, 2017, we changed our segment reporting structure to three reporting segments. Our former Components segment has been separated and merged into Space and Defense Controls and Industrial Systems.

Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2017	2016	2015
Net sales:
United States	$1,438,428	$1,353,398	$1,413,877
Germany	195,328	173,182	199,351
Japan	152,148	164,702	156,999
France	145,627	120,907	84,733
Other	565,993	599,748	670,572
Net sales	$2,497,524	$2,411,937	$2,525,532
Property, plant and equipment, net:
United States	$303,925	$302,446	$307,874
Philippines	64,260	65,000	68,101
United Kingdom	64,065	64,280	77,949
Other	90,741	90,643	82,832
Property, plant and equipment, net	$522,991	$522,369	$536,756
Sales to Boeing were $321,110, $346,596 and $399,082, or 13%, 14% and 16% of sales, in 2017, 2016 and 2015, respectively, including sales to Boeing Commercial Airplanes of $252,977, $251,288 and $240,984 in 2017, 2016 and 2015, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing, were $775,271, $726,562 and $780,259 in 2017, 2016 and 2015, respectively. Sales to Boeing and the U.S. Government and its prime- or sub-contractors are made primarily from our Aircraft Controls and Space and Defense Controls segments.

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
We lease certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $25,257 in 2017, $28,279 in 2016 and $27,764 in 2015. Future minimum rental payments required under non-cancellable operating leases are $21,878 in 2018, $19,644 in 2019, $15,596 in 2020, $12,697 in 2021, $9,934 in 2022 and $44,203 thereafter.
We are contingently liable for $24,708 of standby letters of credit issued by a bank to third parties on our behalf at September 30, 2017. Purchase commitments outstanding at September 30, 2017 are $755,735, including $16,527 for property, plant and equipment.
Note 19 - Quarterly Data - Unaudited

2017	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Net sales	$589,670	$632,403	$626,183	$649,268	$2,497,524
Gross profit	172,506	185,080	182,414	191,522	731,522
Net earnings attributable to Moog	30,564	32,026	40,088	38,602	141,280
Net earnings per share attributable to Moog:
Basic	$0.85	$0.89	$1.12	$1.08	$3.94
Diluted	$0.84	$0.88	$1.11	$1.07	$3.90

2016	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Net sales	$568,457	$611,142	$613,260	$619,078	$2,411,937
Gross profit	161,460	179,187	183,662	187,274	711,583
Net earnings attributable to Moog	26,241	31,050	36,311	33,143	126,745
Net earnings per share attributable to Moog:
Basic	$0.71	$0.85	$1.01	$0.92	$3.49
Diluted	$0.71	$0.85	$1.00	$0.92	$3.47
Note: Quarterly amounts may not add to the total due to rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Moog Inc.

We have audited the accompanying consolidated balance sheets of Moog Inc. as of September 30, 2017 and October 1, 2016, and the related consolidated statements of earnings, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Moog Inc. at September 30, 2017 and October 1, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed its recognition of excess tax benefits as a result of the adoption of the amendments to the Financial Accounting Standards Board Accounting Standards Codification resulting from Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, effective October 2, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Moog Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
November 13, 2017

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 based upon the framework in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of September 30, 2017.
We completed one acquisition in 2017, which was excluded from our management’s report on internal control over financial reporting as of September 30, 2017. On April 2, 2017, we acquired Moog Rekofa GmbH (formerly Rotary Transfer Systems). This acquisition is included in our 2017 consolidated financial statements and constituted $52 million and $43 million of total and net assets, respectively, as of September 30, 2017 and $11.7 million and $1.0 million of net sales and net earnings attributable to Moog, respectively, for the year then ended.
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
Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Moog Inc.

We have audited Moog Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Moog Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Moog Rekofa GmbH (formerly Rotary Transfer Systems), which are included in the 2017 consolidated financial statements of Moog Inc. and constituted $52 million and $43 million of total and net assets, respectively, as of September 30, 2017 and $11.7 million and $1.0 million of net sales and net earnings attributable to Moog respectively, for the year then ended. Our audit of internal control over financial reporting of Moog Inc. also did not include an evaluation of the internal control over financial reporting of Moog Rekofa GmbH acquired in 2017.

In our opinion, Moog Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Moog Inc. as of September 30, 2017 and October 1, 2016, and the related consolidated statements of earnings, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2017 of Moog Inc. and our report dated November 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
November 13, 2017

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
The information required herein with respect to our directors and certain information required herein with respect to our executive officers is incorporated by reference to the 2017 Proxy. Other information required herein is included in Item 1, Business, under “Executive Officers of the Registrant” of this report.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at 716-652-2000.

Item 11.	Executive Compensation.
The information required herein is incorporated by reference to the 2017 Proxy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required herein is incorporated by reference to the 2017 Proxy.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required herein is incorporated by reference to the 2017 Proxy.

Item 14.	Principal Accountant Fees and Services.
The information required herein is incorporated by reference to the 2017 Proxy.
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

(f)
Ninth Amendment to the Receivables Purchase Agreement, dated October 23, 2017, by and among Moog Receivables LLC, as Seller, Moog Inc. as Servicer, Market Street Funding
LLC, as Issuer and PNC Bank, National Association, as Administrator, incorporated by reference to exhibit 10.1 on Form 8-K dated October 26, 2017.

(g)
Fourth Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association, Manufacturers and Traders Trust Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated as of March 28, 2013, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated April 1, 2013.

	(h)	Amendment No. 1 dated as of May 22, 2014, to the Fourth Amended and Restated Loan Agreement, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated May 22, 2014.
	(i)	Amendment No. 3 dated as of June 28, 2016, to the Fourth Amended and Restated Loan Agreement, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated June 28, 2016.
Management contracts or compensatory plan or arrangement.
	(j)	2003 Stock Option Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on January 9, 2003.
(k)
Forms of Stock Option Agreements under the 1998 Stock Option Plan and 2003 Stock Option Plan, incorporated by reference to exhibit 10.12 of our report on Form 10-K for the year ended September 25, 2004.

	(l)	2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on December 10, 2007.
(m)
Form of Stock Appreciation Rights Award Agreement under 2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit 10.14 of our report on Form 10-K for the year ended September 27, 2008.

(n)	First Amendment to the Moog Inc. 2008 Stock Appreciation Rights Plan, incorporated by reference to Appendix A of definitive proxy statement filed under Schedule 14A on December 13, 2012.
(o)	Second Amendment to the Moog Inc. 2008 Stock Appreciation Rights Plan, incorporated by reference to Item 8.01 on Form 8-K dated December 26, 2012.
(p)	2014 Long Term Incentive Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on December 12, 2014.
(q)
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

(s)
Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers, incorporated by reference to exhibit 10(vii) of our report on Form 10-K for the year ended September 25, 1999.

(t)	Retention Agreement, dated March 1, 2017, incorporated by reference to exhibit 10.1 of our report on form 8-K dated March 6, 2017.
(u)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of our report on Form 10-K for the year ended September 28, 2002.
(v)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated November 30, 2004.
(w)	Moog Inc. Management Short Term Incentive Plan, dated September 29, 2017, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated October 5, 2017.
(x)	Moog Inc. Plan to Equalize Retirement Income and Supplemental Retirement Plan dated August 9, 2017, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated August 11, 2017.
(y)	Defined Contribution Supplemental Executive Retirement Plan, dated March 4, 2016, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended April 2, 2016.
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

Name	State/Country of Incorporation
Curlin Medical Inc.	Delaware
Moog MDG SRL	Costa Rica
Viltechmeda UAB	Lithuania
ZEVEX, Inc.	Delaware
Harmonic Linear Drives Ltd.	England and Wales
Moog Asset Management LLC	Delaware
Moog Australia Pty., Ltd.	Australia
Moog do Brasil Controles Ltda.	Brazil
Moog Components Group GmbH	Germany
Moog Controls Corp.	Ohio
Moog Controls Hong Kong Ltd.	Hong Kong
Moog Control Systems (Shanghai) Co., Ltd.	People's Republic of China
Moog Industrial Controls (Shanghai) Co., Ltd.	People's Republic of China
Moog Controls (India) Pvt. Ltd. (56% Moog Inc.; 44% Moog Singapore Pte. Ltd.)	India
Moog Controls Ltd.	United Kingdom
Moog Components Group Limited	United Kingdom
Tritech Holdings Limited	United Kingdom
Tritech International Limited	United Kingdom
Tritech do Brasil Servicos E Equipamentos Submarinos Ltda.	Brazil
Moog Fernau Ltd.	United Kingdom
Moog Norden AB	Sweden
Moog Wolverhampton Limited	United Kingdom
Moog Europe Holdings Luxembourg SCS	Luxembourg
Focal Technologies Corporation	Nova Scotia
Moog Holding GmbH & Co. KG	Germany
Insensys Holdings Ltd.	United Kingdom
Moog Insensys Limited	United Kingdom
Moog Italiana S.r.l.	Italy
Moog B.V.	Netherlands
Moog GmbH	Germany
Moog Luxembourg S.A.R.L.	Luxembourg
Moog Rekofa GmbH	Germany
Moog Unna GmbH	Germany
Moog Control Equipment (Shanghai) Co., Ltd.	People's Republic of China
Obshestwo s Ogranizennoi Otwetstwennostju MOOG	Russia
Moog Luxembourg Finance S.A.R.L.	Luxembourg
Moog International Financial Services Center S.a.r.l.	Luxembourg
Moog Verwaltungs GmbH	Germany
Moog Ireland Limited	Ireland
Moog Holdings Ltd.	Ireland
Moog Japan Ltd.	Japan
Moog Korea Ltd.	South Korea
Moog Receivables LLC	Delaware
Moog S.A.R.L. (95% Moog Inc.; 5% Moog GmbH)	France
Moog Singapore Pte. Ltd.	Singapore
Moog India Technology Center Pvt. Ltd.	India
Moog Motion Controls Private Limited	India
Pieper GmbH	Germany

(23)	Consent of Ernst & Young LLP. (Filed herewith)

(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(101)	Interactive Data Files (submitted electronically herewith)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
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

Inc.
Valuation and Qualifying Accounts - Fiscal Years 2015, 2016 and 2017

(dollars in thousands)					Schedule II
		Additions		Foreign
	Balance at	charged to		exchange	Balance
	beginning	costs and		impact	at end
Description	of year	expenses	Deductions*	and other	of year
Fiscal year ended October 3, 2015
Contract loss reserves	$35,984	$24,073	$29,120	$(515)	$30,422
Allowance for doubtful accounts	4,341	2,889	1,624	(320)	5,286
Reserve for inventory valuation	102,572	21,166	17,911	(2,477)	103,350
Deferred tax valuation allowance	9,216	1,313	281	(665)	9,583
Fiscal year ended October 1, 2016
Contract loss reserves	$30,422	$29,469	$27,152	$(196)	$32,543
Allowance for doubtful accounts	5,286	1,594	2,095	(247)	4,538
Reserve for inventory valuation	103,350	24,183	17,622	(719)	109,192
Deferred tax valuation allowance	9,583	2,981	1,521	(105)	10,938
Fiscal year ended September 30, 2017
Contract loss reserves	$32,543	$40,774	$30,134	$31	$43,214
Allowance for doubtful accounts	4,538	1,291	1,786	308	4,351
Reserve for inventory valuation	109,192	12,661	14,019	705	108,539
Deferred tax valuation allowance	10,938	895	7,172	115	4,776
 * Includes the effects of divestitures.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

By	/s/ JOHN R. SCANNELL
John R. Scannell
Chief Executive Officer
Date: November 13, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 13, 2017.

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