Form 10-Q
period 2017-12-30
MOOG INC.
filed 2018-01-26
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of January 23, 2018 was:
Class A common stock, $1.00 par value, 32,397,457 shares
Class B common stock, $1.00 par value, 3,380,636 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
(dollars in thousands, except per share data)	December 30, 2017	December 31, 2016
Net sales	$627,535	$589,670
Cost of sales	443,426	417,164
Gross profit	184,109	172,506
Research and development	32,420	34,564
Selling, general and administrative	95,950	85,063
Interest	8,646	8,486
Other	(741)	7,905
Earnings before income taxes	47,834	36,488
Income taxes	46,535	6,430
Net earnings attributable to Moog and noncontrolling interest	1,299	30,058

Net earnings (loss) attributable to noncontrolling interest	—	(506)

Net earnings attributable to Moog	$1,299	$30,564

Net earnings per share attributable to Moog
Basic	$0.04	$0.85
Diluted	$0.04	$0.84

Average common shares outstanding
Basic	35,772,406	35,869,052
Diluted	36,201,054	36,272,767
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 30, 2017	December 31, 2016
Net earnings attributable to Moog and noncontrolling interest	$1,299	$30,058
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	10,364	(41,509)
Retirement liability adjustment	4,256	8,572
Change in accumulated income (loss) on derivatives	1,234	574
Other comprehensive income (loss), net of tax	15,854	(32,363)
Comprehensive income (loss)	17,153	(2,305)
Comprehensive income (loss) attributable to noncontrolling interest	—	(506)
Comprehensive income (loss) attributable to Moog	$17,153	$(1,799)
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	December 30, 2017	September 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$394,980	$368,073
Receivables	739,731	727,740
Inventories	511,653	489,127
Prepaid expenses and other current assets	38,800	41,499
Total current assets	1,685,164	1,626,439
Property, plant and equipment, net of accumulated depreciation of $791,388 and $771,160, respectively	527,356	522,991
Goodwill	776,156	774,268
Intangible assets, net	104,914	108,818
Deferred income taxes	11,395	26,558
Other assets	33,510	31,518
Total assets	$3,138,495	$3,090,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$89	$89
Current installments of long-term debt	259	295
Accounts payable	156,967	170,878
Accrued compensation	122,763	148,406
Customer advances	179,598	159,274
Contract loss reserves	41,786	43,214
Other accrued liabilities	112,072	107,278
Total current liabilities	613,534	629,434
Long-term debt, excluding current installments	962,006	956,653
Long-term pension and retirement obligations	260,741	271,272
Deferred income taxes	40,782	13,320
Other long-term liabilities	33,483	5,609
Total liabilities	1,910,546	1,876,288
Commitments and contingencies (Note 18)	—	—
Shareholders’ equity
Common stock - Class A	43,716	43,704
Common stock - Class B	7,564	7,576
Additional paid-in capital	498,699	492,246
Retained earnings	1,849,118	1,847,819
Treasury shares	(739,210)	(739,157)
Stock Employee Compensation Trust	(98,990)	(89,919)
Supplemental Retirement Plan Trust	(13,311)	(12,474)
Accumulated other comprehensive loss	(319,637)	(335,491)
Total Moog shareholders’ equity	1,227,949	1,214,304
Total liabilities and shareholders’ equity	$3,138,495	$3,090,592
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

		Number of Shares
(dollars in thousands, except per share data)	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,704,286	7,575,427
Conversion of Class B to Class A	—	11,300	(11,300)
End of period	51,280	43,715,586	7,564,127
ADDITIONAL PAID-IN CAPITAL
Beginning of period	492,246
Issuance of treasury shares	(1,633)
Equity-based compensation expense	2,001
Adjustment to market - SECT, SERP and other	6,085
End of period	498,699
RETAINED EARNINGS
Beginning of period	1,847,819
Net earnings attributable to Moog	1,299
End of period	1,849,118
TREASURY SHARES AT COST
Beginning of period	(739,157)	(10,933,003)	(3,333,927)
Class A and B shares issued related to equity awards	2,681	64,486	5,878
Class A and B shares purchased	(2,734)	(33,020)	(15)
End of period	(739,210)	(10,901,537)	(3,328,064)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(89,919)	(425,148)	(654,753)
Purchase of shares	(3,823)	—	(44,662)
Adjustment to market	(5,248)	—	—
End of period	(98,990)	(425,148)	(699,415)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(12,474)		(150,000)
Adjustment to market	(837)		—
End of period	(13,311)		(150,000)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(335,491)
Other comprehensive income (loss)	15,854
End of period	(319,637)
TOTAL MOOG SHAREHOLDERS’ EQUITY	$1,227,949	32,388,901	3,386,648

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 30, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings attributable to Moog and noncontrolling interest	$1,299	$30,058
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	17,487	17,918
Amortization	4,674	4,541
Deferred income taxes	37,617	1,371
Equity-based compensation expense	2,001	2,168
Other	1,563	9,868
Changes in assets and liabilities providing (using) cash:
Receivables	(10,350)	(11,012)
Inventories	(22,236)	6,996
Accounts payable	(14,393)	6,737
Customer advances	19,888	8,287
Accrued expenses	(27,233)	(17,479)
Accrued income taxes	6,965	(8,885)
Net pension and post retirement liabilities	(4,562)	(1,295)
Other assets and liabilities	31,450	1,309
Net cash provided by operating activities	44,170	50,582
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(21,084)	(14,849)
Other investing transactions	(537)	(976)
Net cash (used) by investing activities	(21,621)	(15,825)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	103,500	62,400
Payments on revolving lines of credit	(108,610)	(67,400)
Proceeds from long-term debt	10,000	—
Payments on long-term debt	(44)	(50)
Proceeds from sale of treasury stock	1,048	2,135
Purchase of outstanding shares for treasury	(2,734)	(5,211)
Proceeds from sale of stock held by SECT	—	867
Purchase of stock held by SECT	(3,823)	(5,709)
Net cash (used) by financing activities	(663)	(12,968)
Effect of exchange rate changes on cash	5,021	(15,253)
Increase in cash and cash equivalents	26,907	6,536
Cash and cash equivalents at beginning of period	368,073	325,128
Cash and cash equivalents at end of period	$394,980	$331,664
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Three Months Ended December 30, 2017
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended December 30, 2017 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 30, 2017. All references to years in these financial statements are to fiscal years.

Certain prior year amounts have been reclassified to conform to current year's presentation. During 2018, we made a change to our segment reporting structure and merged our former Components segment into Space and Defense Controls and Industrial Systems. The Goodwill and Segment footnotes have been restated to reflect these changes.

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU no. 2014-09 Revenue from Contracts with Customers (And All Related ASUs)
The standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The provisions of the standard, as well as all subsequently issued clarifications to the standard, are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The standard can be adopted using either a full retrospective or modified retrospective approach.

We plan to adopt the standard using the modified retrospective method, under which prior years' results are not restated, but supplemental information will be provided in our disclosures that will present fiscal 2019 results before adoption of the standard. In addition, a cumulative adjustment will be necessary to Shareholder's Equity at the beginning of fiscal 2019. We are assessing the impact of the standard on our financial statements and related disclosures, internal controls and financial policies and information technology systems. We have not yet quantified the impact on our financial statements and related disclosures.

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

Note 2 - Acquisitions, Divestitures and Equity Method Investments
On October 3, 2017, we, in collaboration with SIA Engineering Company, announced the joint venture company, Moog Aircraft Services Asia ("MASA"), in Singapore, of which we currently hold a 51% ownership. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems. As we hold a majority ownership in MASA, but share voting control, we are accounting for this investment using the equity method. At December 30, 2017, we have made total contributions of $1,541 to MASA and intend to make two additional contributions during 2018. This operation is included in our Aircraft Controls segment.
In 2017, we sold non-core businesses of our Space and Defense Controls segment for $7,210 in cash and recorded losses in other expense of $13,119 related to the sales.
On April 2, 2017, we acquired Rotary Transfer Systems, a manufacturer of electromechanical systems, located in Germany and France for a purchase price, net of acquired cash, of $42,593, consisting of $40,545 in cash and $2,048 in assumed pension obligations. This operation is included in our Industrial Systems segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.
Note 3 - Receivables
Receivables consist of:

	December 30, 2017	September 30, 2017
Accounts receivable	$275,939	$286,773
Long-term contract receivables:
Amounts billed	130,452	148,087
Unbilled recoverable costs and accrued profits	289,784	282,154
Total long-term contract receivables	420,236	430,241
Other	48,139	15,077
Total receivables	744,314	732,091
Less allowance for doubtful accounts	(4,583)	(4,351)
Receivables	$739,731	$727,740
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
Note 4 - Inventories
Inventories, net of reserves, consist of:

	December 30, 2017	September 30, 2017
Raw materials and purchased parts	$201,228	$189,517
Work in progress	239,875	229,202
Finished goods	70,550	70,408
Inventories	$511,653	$489,127
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of December 30, 2017 or September 30, 2017.

Note 5 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at September 30, 2017	$181,375	$259,951	$332,942	$774,268
Foreign currency translation	430	111	1,347	1,888
Balance at December 30, 2017	$181,805	$260,062	$334,289	$776,156
In 2018, we changed our segment reporting structure as our former Components segment was separated and merged into Space and Defense Controls and Industrial Systems. As a result, the September 30, 2017 balances for those segments were restated to reflect this change. Goodwill for Space and Defense Controls and Industrial Systems increased by $86,995 and $224,194, respectively, than what was previously reported.
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at December 30, 2017.
Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at December 30, 2017.
The components of intangible assets are as follows:

		December 30, 2017		September 30, 2017
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$177,239	$(131,433)	$175,872	$(128,019)
Technology-related	9	72,215	(56,018)	71,924	(55,069)
Program-related	19	66,889	(31,876)	66,458	(30,675)
Marketing-related	9	26,659	(19,727)	26,552	(19,251)
Other	10	4,445	(3,479)	4,379	(3,353)
Intangible assets	12	$347,447	$(242,533)	$345,185	$(236,367)

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
Amortization of acquired intangible assets was $4,600 for the three months ended December 30, 2017 and $4,477 for the three months ended December 31, 2016. Based on acquired intangible assets recorded at December 30, 2017, amortization is expected to be approximately $18,400 in 2018, $17,300 in 2019, $15,100 in 2020, $9,400 in 2021 and $7,200 in 2022.

Note 6 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	December 30, 2017	September 30, 2017
U.S. revolving credit facility	$535,000	$540,110
Senior notes	300,000	300,000
Securitization program	130,000	120,000
Obligations under capital leases	263	306
Senior debt	965,263	960,416
Less deferred debt issuance cost	(2,998)	(3,468)
Less current installments	(259)	(295)
Long-term debt	$962,006	$956,653
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
At December 30, 2017, we had $300,000 aggregate principal amount of 5.25% senior notes due December 1, 2022 with interest paid semiannually on June 1 and December 1 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations.
The Securitization Program was extended on October 23, 2017 and now matures on October 23, 2019. The Securitization Program provides up to $130,000 of borrowing capacity. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of December 30, 2017, our minimum borrowing requirement was $104,000.

Note 7 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
Warranty accrual at beginning of period	$25,848	$21,363
Warranties issued during current period	4,757	3,414
Adjustments to pre-existing warranties	(70)	(265)
Reductions for settling warranties	(2,915)	(1,044)
Foreign currency translation	128	(585)
Warranty accrual at end of period	$27,748	$22,883
Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At December 30, 2017, we had interest rate swaps with notional amounts totaling $150,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.62%, including the applicable margin of 1.38% as of December 30, 2017. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times through June 23, 2020.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso and the British pound, we had outstanding foreign currency forwards with notional amounts of $51,608 at December 30, 2017. These contracts mature at various times through November 29, 2019.
These interest rate swaps and foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCIL). These deferred gains and losses are reclassified into the consolidated condensed statements of earnings during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2018 or 2017.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $107,528 at December 30, 2017. The foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended
	December 30, 2017	December 31, 2016
Net gain (loss)	$(628)	$1,394
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		December 30, 2017	September 30, 2017
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$639	$551
Foreign currency contracts	Other assets	298	50
Interest rate swaps	Other current assets	989	552
Interest rate swaps	Other assets	471	314
	Total asset derivatives	$2,397	$1,467
Foreign currency contracts	Other accrued liabilities	$601	$1,434
Foreign currency contracts	Other long-term liabilities	—	244
Interest rate swaps	Other accrued liabilities	—	10
Interest rate swaps	Other long-term liabilities	—	15
	Total liability derivatives	$601	$1,703
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$314	$95
Foreign currency contracts	Other accrued liabilities	$515	$383

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

	Classification	December 30, 2017	September 30, 2017
Foreign currency contracts	Other current assets	$953	$646
Foreign currency contracts	Other assets	298	50
Interest rate swaps	Other current assets	989	552
Interest rate swaps	Other assets	471	314
	Total assets	$2,711	$1,562
Foreign currency contracts	Other accrued liabilities	$1,116	$1,817
Foreign currency contracts	Other long-term liabilities	—	244
Interest rate swaps	Other accrued liabilities	—	10
Interest rate swaps	Other long-term liabilities	—	15
	Total liabilities	$1,116	$2,086
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At December 30, 2017, the fair value of long-term debt was $974,451 compared to its carrying value of $965,263. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
U.S. Plans
Service cost	$5,634	$6,022
Interest cost	8,073	7,636
Expected return on plan assets	(13,576)	(13,628)
Amortization of prior service cost (credit)	47	47
Amortization of actuarial loss	6,902	8,419
Pension expense for U.S. defined benefit plans	$7,080	$8,496
Non-U.S. Plans
Service cost	$1,470	$1,532
Interest cost	1,055	751
Expected return on plan assets	(1,243)	(1,131)
Amortization of prior service cost (credit)	(14)	(27)
Amortization of actuarial loss	624	1,120
Pension expense for non-U.S. defined benefit plans	$1,892	$2,245
Pension expense for our defined contribution plans consists of:

	Three Months Ended
	December 30, 2017	December 31, 2016
U.S. defined contribution plans	$3,972	$3,670
Non-U.S. defined contribution plans	1,709	1,360
Total pension expense for defined contribution plans	$5,681	$5,030
In 2018, expected contributions for our U.S. defined benefit pension plans is approximately $149,000.

Note 11 - Restructuring
Restructuring activity for severance and other costs is as follows:

Total
Balance at September 30, 2017	$1,168
Cash payments - 2016 plan	(254)
Balance at December 30, 2017	$914
Restructuring is expected to be paid by July 1, 2019 and is classified as current or long-term liabilities based on payment arrangements.
Note 12 - Income Taxes
The effective tax rate for the three months ended December 30, 2017 was 97.3%. The effective rate for this period was significantly impacted by the enactment of the Tax Cuts and Jobs Act (the "Act") of 2017.
The Act was enacted on December 22, 2017. It reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 30, 2017, we have not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on the one-time transition tax, withholding taxes deemed to be repatriated and existing deferred tax balances. These amounts are provisional and subject to change as the determination of the impact of the income tax effects will require additional analysis of historical records, annual data and further interpretation of the Act from yet to be issued U.S. Treasury regulations.
During the three months ended December 30, 2017 we recorded a $31,000, one-time transition tax on undistributed foreign earnings deemed to be repatriated and a tax charge of $15,250 as an additional provision for withholding taxes on undistributed earnings not considered to be permanently reinvested. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities is not practicable. These charges are partially offset by a $12,225 benefit due to the remeasurement of deferred tax assets and liabilities arising from a lower U.S. corporate tax rate, which took into account our decision to accelerate pension contributions into our 2017 pension plan year. This allows the pension contribution tax deduction to be taken in our 2017 federal income tax return which is taxed at the 35% federal rate.
The effective tax rate for the three months ended December 31, 2016 was 17.6%. The effective tax rate for this period is lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily from tax benefits associated with selling our European space businesses.

Note 13 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the three months ended December 30, 2017 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 30, 2017	$(83,166)	$(251,865)	$(460)	$(335,491)
Other comprehensive income (loss) before reclassifications	10,364	(363)	905	10,906
Amounts reclassified from AOCIL	—	4,619	329	4,948
Other comprehensive income (loss)	10,364	4,256	1,234	15,854
AOCIL at December 30, 2017	$(72,802)	$(247,609)	$774	$(319,637)
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended
	Statement of earnings classification	December 30, 2017	December 31, 2016
Retirement liability:
Prior service cost (credit)		$(85)	$19
Actuarial losses		7,396	9,417
Reclassification from AOCIL into earnings (1)		7,311	9,436
Tax effect		(2,692)	(3,427)
Net reclassification from AOCIL into earnings		$4,619	$6,009
Derivatives:
Foreign currency contracts	Sales	$(118)	$1,297
Foreign currency contracts	Cost of sales	696	467
Interest rate swaps	Interest	(14)	115
Reclassification from AOCIL into earnings		564	1,879
Tax effect		(235)	(591)
Net reclassification from AOCIL into earnings		$329	$1,288
(1) The reclassifications are included in the computation of net periodic pension cost and postretirement benefit cost.
The amounts deferred in AOCIL are as follows:

	Net deferral in AOCIL - effective portion
	Three Months Ended
	December 30, 2017	December 31, 2016
Foreign currency contracts	$828	$(1,786)
Interest rate swaps	617	694
Net gain (loss)	1,445	(1,092)
Tax effect	(540)	378
Net deferral in AOCIL of derivatives	$905	$(714)

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
Note 15 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	December 30, 2017	December 31, 2016
Basic weighted-average shares outstanding	35,772,406	35,869,052
Dilutive effect of equity-based awards	428,648	403,715
Diluted weighted-average shares outstanding	36,201,054	36,272,767
For the three months ended December 30, 2017 and December 31, 2016, there were 13,530 and 111,574 common shares from equity-based awards, respectively, excluded from the calculation of diluted earnings per share as they would be anti-dilutive.

Note 16 - Segment Information
Effective October 1, 2017, we made changes to our segment reporting structure that resulted in three reporting segments. Our former Components segment has been separated and merged into Space and Defense Controls and Industrial Systems. All amounts have been restated to reflect this change.
Below are sales and operating profit by segment for the three months ended December 30, 2017 and December 31, 2016 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended
	December 30, 2017	December 31, 2016
Net sales:
Aircraft Controls	$278,534	$268,450
Space and Defense Controls	133,393	122,590
Industrial Systems	215,608	198,630
Net sales	$627,535	$589,670
Operating profit:
Aircraft Controls	$30,768	$23,111
Space and Defense Controls	16,289	9,088
Industrial Systems	19,246	20,163
Total operating profit	66,303	52,362
Deductions from operating profit:
Interest expense	8,646	8,486
Equity-based compensation expense	2,001	2,168
Corporate and other expenses, net	7,822	5,220
Earnings before income taxes	$47,834	$36,488
The amounts reclassified for net sales and operating profit as a result of the revised segment reporting structure for the three months ended December 31, 2016 are as follows:

December 31, 2016
Net sales:
Space and Defense Controls	$29,660
Industrial Systems	86,231
Total	$115,891

Operating profit:
Space and Defense Controls	$1,992
Industrial Systems	9,462
Total	$11,454
Segment assets for Space and Defense Controls and Industrial Systems are approximately $613,000 and $1,142,000, respectively, as of December 30, 2017 as a result of the change to our segment reporting structure.

Note 17 - Related Party Transactions
On November 20, 2017, John Scannell was elected to the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which for the three months ended December 30, 2017 totaled $5,459. At December 30, 2017, we held a $15,000 interest rate swap with M&T Bank and outstanding leases with a total original cost of $27,955. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 6, Indebtedness.
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
We are contingently liable for $48,793 of standby letters of credit issued by a bank to third parties on our behalf at December 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 30, 2017. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years and amounts may differ from reported values due to rounding.
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
We operate under three segments, Aircraft Controls, Space and Defense Controls and Industrial Systems. Our principal manufacturing facilities are located in the United States, Philippines, United Kingdom, Germany, Costa Rica, India, China, Japan, Italy, Netherlands, Canada, Ireland and Luxembourg.
We have long-term contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls and represent 38%, 34% and 33% of our sales in 2017, 2016 and 2015, respectively. We recognize revenue on these contracts using the percentage of completion, cost-to-cost method of accounting as work progresses toward completion. The remainder of our sales are recognized when the risks and rewards of ownership and title to the product are transferred to the customer, principally as units are delivered or as service obligations are satisfied. This method of revenue recognition is predominantly used within the Industrial Systems segment, as well as with aftermarket activity.
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
In 2017, we acquired Rotary Transfer Systems, a manufacturer of electromechanical systems, located in Germany and France for $43 million. This acquisition is included in our Industrial Systems segment. We also sold non-core businesses in our Space and Defense Controls segment for $7 million and recorded losses in other expense of $13 million related to the sales.

CRITICAL ACCOUNTING POLICIES

On a regular basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, revenue recognition on long-term contracts, contract and contract-related loss reserves, reserves for inventory valuation, reviews for impairment of goodwill, reviews for impairment of long-lived assets, pension assumptions and income taxes. See Note 12 of the Consolidated Condensed Financial Statements included in Item 1, Financial Statements of this report for the impact of the enactment of the Tax Cuts and Jobs Act of 2017.

Other than that described below, there have been no material changes in critical accounting policies in the current year from those disclosed in our 2017 Annual Report on Form 10-K.

Reviews for Impairment of Goodwill

Interim Test
Effective October 1, 2017, we changed our segment reporting structure from four to three reporting segments. The former Components reporting segment has been divided and merged into the Space and Defense Controls and Industrial Systems reporting segments. This change also impacted the reporting units we use to review goodwill for impairment. Based on the accounting rules that require aggregation of components with similar economic characteristics, we have changed the number of reporting units from five to four - Aircraft Controls, Space and Defense Controls, Industrial Systems and Medical Devices.
We transferred or allocated the assets and liabilities of the former Components business including the proportionate share of goodwill based on the relative fair value of the business to the new respective reporting units - Space and Defense Controls and Industrial Systems. We then compared the fair values to the carrying values of the reporting units and the resulting fair values exceeded the carrying values, so we determined that goodwill was not impaired.

The fair value of each of these two reporting units exceeded the carrying amounts by over 100%. While any individual assumption could differ from those that we used, we believe the overall fair values of these reporting units are reasonable, as the values are derived from a mix of reasonable assumptions. Had we used discount rates that were 100 basis points higher or a terminal growth rate that was 100 basis points lower than those we assumed, the fair values of each of these reporting units would have continued to exceed their carrying amounts by at least 80%.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Consolidated Condensed Financial Statements included in Item 1, Financial Statements of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates ("ASU").

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
(dollars and shares in millions, except per share data)	December 30, 2017	December 31, 2016	$ Variance	% Variance
Net sales	$628	$590	$38	6%
Gross margin	29.3%	29.3%
Research and development expenses	$32	$35	$(2)	(6%)
Selling, general and administrative expenses as a percentage of sales	15.3%	14.4%
Interest expense	$9	$8	$—	2%
Other	$(1)	$8	$(9)	(109%)
Effective tax rate	97.3%	17.6%
Net earnings attributable to Moog	$1	$31	$(29)	(96%)
Diluted average common shares outstanding	36	36	—	—%
Diluted earnings per share attributable to Moog	$0.04	$0.84	$(0.80)	(95%)
Net sales increased across all of our segments in the first quarter of 2018 compared to the first quarter of 2017.
Gross margin was unchanged in the first quarter of 2018 compared to the same period of 2017. Aircraft Controls' gross margin increased due primarily to a more favorable sales mix from foreign military sales; however, Space and Defense Controls' gross margin decreased due to the reduced amount of last year's favorable defense controls sales.
Research and development expenses decreased in the first quarter of 2018 compared to the same period of 2017. Within Aircraft Controls, research and development expenses decreased $4 million, as we had lower activity across our major commercial OEM programs. The reduced spend was offset by increases in research and development activities across our remaining two segments.
Selling, general and administrative expenses as a percentage of sales increased in the first quarter of 2018 compared to the first quarter of 2017. Administrative expense increased $3 million due to the timing of expenses in the prior year's quarter, and we had higher planned selling expense in select growth markets.
Other expense in the first quarter of 2017 includes $9 million of losses associated with selling our European space businesses.
The effective tax rate in the first quarter of 2018 was impacted by the enactment of the Tax Cuts and Jobs Act of 2017. We recorded a $31 million, one-time transition tax on undistributed foreign earnings deemed to be repatriated and a tax charge of $15 million as an additional provision for withholding taxes on undistributed earnings not considered to be permanently reinvested. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities is not practicable. These charges are partially offset by a $12 million benefit due to the remeasurement of deferred tax assets and liabilities arising from a lower U.S. corporate tax rate, which took into account our decision to accelerate pension contributions into our 2017 pension plan year. This allows the pension contribution tax deduction to be taken in our 2017 federal income tax return which is taxed at the 35% federal rate. Excluding all of the impacts due to the Act, the effective tax rate for the first quarter of 2018 was 29.6%.
Our effective tax rate in 2017 is lower than the U.S. statutory tax rate, as it included the tax benefits associated with divesting our European space businesses. Excluding the impact of the divestiture, the effective tax rate for the first quarter of 2017 was 28.7%.
Other comprehensive income in the first quarter of 2018 includes $10 million of foreign currency translation income. Other comprehensive loss in the first quarter of 2017 includes $42 million of foreign currency translation loss. Foreign currency translation adjustments increased $52 million during this period, primarily attributable to changes in the Euro and the British Pound.

SEGMENT RESULTS OF OPERATIONS
Effective October 1, 2017, we changed our segment reporting structure to three reporting segments. Our former Components segment has been separated and merged into Space and Defense Controls and Industrial Systems. All amounts have been restated to conform to the current presentation.
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
Aircraft Controls

	Three Months Ended
(dollars in millions)	December 30, 2017	December 31, 2016	$ Variance	% Variance
Net sales - military aircraft	$124	$128	$(4)	(3%)
Net sales - commercial aircraft	154	141	14	10%
	$279	$268	$10	4%
Operating profit	$31	$23	$8	33%
Operating margin	11.0%	8.6%
Backlog	$590	$610	$(20)	(3%)
Aircraft Controls' net sales increased in commercial aircraft programs the first quarter of 2018 compared to the first quarter of 2017, but were partially offset by military aircraft sales declines.
Commercial OEM and commercial aftermarket sales each increased $7 million in the first quarter of 2018 compared to the first quarter of 2017. OEM sales for the Airbus A350 increased $5 million due to the program's production volume ramp up, while aftermarket sales for the A350 increased $4 million due to higher initial provisioning. Additionally, aftermarket sales for legacy Boeing programs increased $4 million due to higher repair activity.
Military aftermarket sales declined $5 million in the first quarter of 2018 compared to the first quarter of 2017 due primarily to production delays on the V-22 program. Military OEM sales were relatively flat, as higher foreign military sales were mostly offset by lower F-35 sales. In the first quarter of 2017, F-35 sales were high due to a production increase ahead of an upcoming milestone delivery.
Operating margin increased in the first quarter of 2018 compared to the first quarter of 2017. Research and development expenses decreased $4 million, as we had lower activity on our major commercial OEM programs. Additionally, operating profit benefited from higher amounts of foreign military sales.
The decrease of twelve-month backlog for Aircraft Controls at December 30, 2017 compared to December 31, 2016 is primarily due to the timing of orders for the F-35.

Space and Defense Controls

	Three Months Ended
(dollars in millions)	December 30, 2017	December 31, 2016	$ Variance	% Variance
Net sales	$133	$123	$11	9%
Operating profit	$16	$9	$7	79%
Operating margin	12.2%	7.4%
Backlog	$411	$365	$46	13%
Space and Defense Controls' net sales increased in our space and our defense markets in the first quarter of 2018 compared to the same period of 2017. Partially offsetting the sales growth was a decline of $6 million due to lost sales associated the 2017 divestitures of non-core businesses.
Sales in our defense market increased $9 million in the first quarter of 2018 compared to the first quarter of 2017. Spares sales for controls for domestic and European defense vehicles increased $6 million, and sales for defense components increased $4 million. Sales in our space market increased $2 million in the first quarter of 2018 compared to the first quarter of 2017. New satellite avionics programs and new launch vehicle programs increased sales by $7 million, but were offset by the lost sales associated with the divestitures.
Operating margin increased in the first quarter of 2018 compared to the first quarter of 2017 due to the absence of last year's losses associated with selling our European space businesses. Operating margin excluding the losses would have been 14.7% in the first quarter of 2017, reflecting a more favorable sales mix in our defense markets.
Twelve-month backlog for Space and Defense Controls at December 30, 2017 compared to December 31, 2016 increased as growth in satellite avionics and launch vehicles was partially offset by completing defense controls programs.

Industrial Systems

	Three Months Ended
(dollars in millions)	December 30, 2017	December 31, 2016	$ Variance	% Variance
Net sales	$216	$199	$17	9%
Operating profit	$19	$20	$(1)	(5%)
Operating margin	8.9%	10.2%
Backlog	$272	$216	$55	25%
Industrial Systems' net sales increased across our four markets in the first quarter of 2018 compared to the first quarter of 2017. Stronger foreign currencies, primarily the Euro relative to the U.S. Dollar, increased sales $6 million, and the recent acquisition of Rotary Transfer Systems also increased sales $6 million, primarily in our industrial automation market.
Excluding the currency effects on sales in the first quarter of 2018 compared to the first quarter of 2017, sales increased in our simulation and test market due to the timing of shipments of our auto test and entertainment applications. Sales also increased in our medical market due to higher sales volumes for IV pumps and sets as well as medical components. In addition, shipments for energy exploration products increased for on-shore drilling applications.
Operating margin decreased in the first quarter of 2018 compared to the first quarter of 2017. We had higher operating expenses, including increased investments in research and development and selling, whose increases offset the incremental margin from the higher sales volume.
The higher level of twelve-month backlog in Industrial Systems at December 31, 2017 compared to December 31, 2016 is mostly due to higher orders in our simulation and test market.

CONSOLIDATED AND SEGMENT OUTLOOK

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
2018 Outlook – We expect that all three segments will contribute to higher sales in 2018, driven primarily by industrial automation sales in Industrial Systems and military OEM sales for the F-35 program in Aircraft Controls. We expect 2018 operating margin will increase due to the absence of 2017's losses associated with divesting non-core businesses, as well as incremental margin from higher sales. However, we expect that the impact of the Tax Cuts and Jobs Act will result in an unusually high effective tax rate of 42% in 2018. This will result in a 12% decrease in net earnings attributable to common shareholders to $124 million, and diluted earnings per share will range between $3.23 and $3.63 with a midpoint of $3.43. Excluding all of the impacts due to the Act, we expect an effective tax rate of 31%, net earnings attributable to common shareholders of $148 million and diluted earnings per share will range between $3.90 and $4.30, with a midpoint of $4.10, an increase of 5% compared to 2017.
2018 Outlook for Aircraft Controls – We expect 2018 sales in Aircraft Controls will increase primarily due to the continued ramp ups of the F-35 program and the Airbus A350 program. Partially offsetting the increases is an expected sales decline of legacy Boeing OEM programs. We expect 2018 operating margin will increase compared to 2017. We expect that research and development costs will decrease $6 million and that we will continue to realize the benefits of cost saving activities. However, we expect a negative sales mix, as sales on our mature commercial programs are replaced with sales growth on newer commercial programs.
2018 Outlook for Space and Defense Controls – We expect 2018 sales in Space and Defense Controls will increase due to sales growth from launch vehicles and satellite programs. Also, within our defense market, we expect higher missile systems and security sales will offset a decline in defense controls sales. We expect 2018 operating margin will increase, as the losses associated with divesting non-core businesses do not repeat.
2018 Outlook for Industrial Systems – We expect 2018 sales in Industrial Systems to increase across all of our major markets, lead primarily by growth in our industrial automation products. We expect 2018 operating margin will increase as we benefit from incremental margin on higher sales volumes.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
(dollars in millions)	December 30, 2017	December 31, 2016	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$44	$51	$(6)	(13%)
Investing activities	(22)	(16)	(6)	37%
Financing activities	(1)	(13)	12	(95%)
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At December 30, 2017, our cash balances were $395 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. Due to provisions in the Tax Cuts and Jobs Act, we plan to repatriate substantial amounts of our existing offshore cash and future earnings back to the U.S.
Operating activities
Net cash provided by operating activities decreased in the first quarter of 2018 compared to the same period of 2017. Operationally, increases in inventory, primarily in Aircraft Controls and Industrial Systems, used $29 million more in cash, and the unfavorable timing of payments across all of our segments used $21 million. These uses were principally offset by strong cash collections from accounts receivable and customer advances in Space and Defense Controls and Aircraft Controls.
Investing activities
Net cash used by investing activities in the first quarter of 2018 included $21 million for capital expenditures, while net cash used by investing activities in 2017 included $15 million for capital expenditures.
We expect our 2018 capital expenditures to be approximately $95 million, due to facilities investments supporting the increased production of the F-35 program, as well as engine propulsion testing.
Financing activities
Cash used by financing activities in the first quarters of 2018 and 2017 both include net payments on our credit facility.
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2017 Annual Report on Form 10-K, with the exception of tax payments required as a result of the Tax Cuts and Jobs Act of 2017 and accelerated pension contributions into our 2017 pension plan year. See Notes 10 and 12 of the Consolidated Condensed Financial Statements included in Item 1, Financial Statements of this report for the impact.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell debt and equity securities to fund acquisitions or take advantage of favorable market conditions.
Our U.S. revolving credit facility matures on June 28, 2021. The U.S. revolving credit facility has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $535 million at December 30, 2017. The weighted-average interest rate on all of the outstanding credit facility borrowings was 2.89% and is based on LIBOR plus the applicable margin, which was 1.38% at December 30, 2017. The credit facility is secured by substantially all of our U.S. assets.
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
At December 30, 2017, we had $529 million of unused capacity, including $516 million from the U.S. revolving credit facility after considering standby letters of credit.
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
We have a trade receivables securitization facility (the "Securitization Program"), which was extended on October 23, 2017 and now matures on October 23, 2019. The Securitization Program provides up to $130 million of borrowing capacity and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. We had an outstanding balance of $130 million at December 30, 2017. The Securitization Program has a minimum borrowing requirement, which was $104 million at December 30, 2017. Interest on the secured borrowings under the Securitization Program was 2.39% at December 30, 2017 and is based on 30-day LIBOR plus an applicable margin.
Net debt to capitalization was 32% at December 30, 2017 and 33% at September 30, 2017. The decrease in net debt to capitalization is primarily due to positive cash flow.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases that includes both Class A and Class B common shares, and allows us to buy up to an aggregate 13 million common shares. Under this program, we have purchased approximately 9.7 million shares for $650 million as of December 30, 2017.

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
Reductions in the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the Budget Control Act of 2011, has had ramifications for the domestic aerospace and defense market. As originally passed, the Budget Control Act provided that, in addition to an initial significant reduction in future domestic defense spending, further automatic cuts to defense spending authorization (which is generally referred to as sequestration) of approximately $500 billion through the Federal Government's 2021 fiscal year would be triggered by the failure of Congress to produce a deficit reduction bill. The sequestration spending cuts were intended to be uniform by category for programs, projects and activities within accounts. The Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015 provided stability and modest growth in Department of Defense spending through 2017. However, future budgets beyond 2017 are uncertain with respect to the overall levels of defense spending. Currently, we expect approximately $720 million of U.S. defense sales in 2018.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-quarter of our 2017 sales were denominated in foreign currencies. During the first three months of 2018, average foreign currency rates generally strengthened against the U.S. dollar compared to 2017. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $8 million compared to the same period one year ago.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended December 30, 2017.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
October 1, 2017 - October 31, 2017	19,459	$87.15	—	3,349,819
November 1, 2017 - November 30, 2017	54,388	83.17	—	3,349,819
December 1, 2017 - December 30, 2017	3,850	87.68	—	3,349,819
Total	77,697	$84.39	—	3,349,819

(1)
Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") at average prices as follows: 17,494 shares at $87.00 per share during October; and 27,168 shares at $84.69 per share during November.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In October, we accepted delivery of 1,965 shares at $88.49 per share, in November, we accepted delivery of 27,220 shares at $81.65 per share and in December, we accepted delivery of 3,850 shares at $87.68 per share, in connection with the exercise of equity-based awards.

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

Moog Inc.

(Registrant)

Date:	January 26, 2018	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	January 26, 2018	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	January 26, 2018	By	/s/ Jennifer Walter
Jennifer Walter
Vice President - Finance Controller (Principal Accounting Officer)