Form 10-Q
period 2018-03-31
MOOG INC.
filed 2018-04-27
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of April 24, 2018 was:
Class A common stock, $1.00 par value, 32,441,477 shares
Class B common stock, $1.00 par value, 3,321,143 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except share and per share data)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales	$689,049	$632,403	$1,316,584	$1,222,073
Cost of sales	489,071	447,323	932,497	864,487
Inventory write-down - restructuring	7,329	—	7,329	—
Gross profit	192,649	185,080	376,758	357,586
Research and development	34,085	36,950	66,505	71,514
Selling, general and administrative	99,999	87,064	195,949	172,127
Interest	9,089	8,649	17,735	17,135
Restructuring	24,058	—	24,058	—
Other	(251)	4,214	(992)	12,119
Earnings before income taxes	25,669	48,203	73,503	84,691
Income taxes	11,704	16,541	58,239	22,971
Net earnings attributable to Moog and noncontrolling interest	13,965	31,662	15,264	61,720

Net earnings (loss) attributable to noncontrolling interest	—	(364)	—	(870)

Net earnings attributable to Moog	$13,965	$32,026	$15,264	$62,590

Net earnings per share attributable to Moog
Basic	$0.39	$0.89	$0.43	$1.74
Diluted	$0.39	$0.88	$0.42	$1.73

Dividends declared per share	$0.25	$—	$0.25	$—

Average common shares outstanding
Basic	35,770,089	35,888,053	35,771,247	35,878,552
Diluted	36,179,858	36,236,838	36,190,455	36,254,802
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net earnings attributable to Moog and noncontrolling interest	$13,965	$31,662	$15,264	$61,720
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	20,297	12,695	30,661	(28,814)
Retirement liability adjustment	4,682	5,471	8,938	14,043
Change in accumulated income (loss) on derivatives	(579)	1,246	655	1,820
Other comprehensive income (loss), net of tax	24,400	19,412	40,254	(12,951)
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings	(47,077)	—	(47,077)	—
Comprehensive income (loss)	(8,712)	51,074	8,441	48,769
Comprehensive income (loss) attributable to noncontrolling interest	—	(364)	—	(870)
Comprehensive income (loss) attributable to Moog	$(8,712)	$51,438	$8,441	$49,639
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	March 31, 2018	September 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$255,536	$368,073
Receivables	770,731	727,740
Inventories	517,999	489,127
Prepaid expenses and other current assets	41,996	41,499
Total current assets	1,586,262	1,626,439
Property, plant and equipment, net of accumulated depreciation of $811,595 and $771,160, respectively	547,141	522,991
Goodwill	804,652	774,268
Intangible assets, net	114,056	108,818
Deferred income taxes	12,637	26,558
Other assets	38,009	31,518
Total assets	$3,102,757	$3,090,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$94	$89
Current installments of long-term debt	238	295
Accounts payable	190,631	170,878
Accrued compensation	137,848	148,406
Customer advances	166,390	159,274
Contract loss reserves	42,971	43,214
Other accrued liabilities	130,736	107,278
Total current liabilities	668,908	629,434
Long-term debt, excluding current installments	907,429	956,653
Long-term pension and retirement obligations	189,923	271,272
Deferred income taxes	43,218	13,320
Other long-term liabilities	37,575	5,609
Total liabilities	1,847,053	1,876,288
Commitments and contingencies (Note 18)	—	—
Shareholders’ equity
Common stock - Class A	43,736	43,704
Common stock - Class B	7,544	7,576
Additional paid-in capital	490,055	492,246
Retained earnings	1,901,182	1,847,819
Treasury shares	(739,091)	(739,157)
Stock Employee Compensation Trust	(93,330)	(89,919)
Supplemental Retirement Plan Trust	(12,078)	(12,474)
Accumulated other comprehensive loss	(342,314)	(335,491)
Total Moog shareholders’ equity	1,255,704	1,214,304
Total liabilities and shareholders’ equity	$3,102,757	$3,090,592
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

		Number of Shares
(dollars in thousands, except share data)	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,704,286	7,575,427
Conversion of Class B to Class A	—	31,272	(31,272)
End of period	51,280	43,735,558	7,544,155
ADDITIONAL PAID-IN CAPITAL
Beginning of period	492,246
Issuance of treasury shares	(2,733)
Equity-based compensation expense	3,500
Adjustment to market - SECT, SERP and other	(2,958)
End of period	490,055
RETAINED EARNINGS
Beginning of period	1,847,819
Net earnings attributable to Moog	15,264
Dividends	(8,978)
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings	47,077
End of period	1,901,182
TREASURY SHARES AT COST
Beginning of period	(739,157)	(10,933,003)	(3,333,927)
Class A and B shares issued related to equity compensation	5,184	79,679	28,239
Class A and B shares purchased	(5,118)	(37,784)	(22,165)
End of period	(739,091)	(10,891,108)	(3,327,853)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(89,919)	(425,148)	(654,753)
Issuance of shares	1,941	—	21,871
Purchase of shares	(7,914)	—	(91,081)
Adjustment to market	2,562	—	—
End of period	(93,330)	(425,148)	(723,963)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(12,474)		(150,000)
Adjustment to market	396		—
End of period	(12,078)		(150,000)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(335,491)
Other comprehensive income (loss)	40,254
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings	(47,077)
End of period	(342,314)
TOTAL MOOG SHAREHOLDERS’ EQUITY	$1,255,704	32,419,302	3,342,339

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
(dollars in thousands)	March 31, 2018	April 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings attributable to Moog and noncontrolling interest	$15,264	$61,720
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	35,536	35,372
Amortization	9,425	9,325
Deferred income taxes	30,709	423
Equity-based compensation expense	3,500	3,154
Impairment of long-lived assets and inventory write-down associated with restructuring	21,811	—
Other	2,960	15,481
Changes in assets and liabilities providing (using) cash:
Receivables	(30,111)	(20,989)
Inventories	(20,685)	14,327
Accounts payable	11,351	13,536
Customer advances	5,547	8,869
Accrued expenses	10,558	449
Accrued income taxes	4,953	(858)
Net pension and post retirement liabilities	(70,309)	(9,413)
Other assets and liabilities	14,721	(9,690)
Net cash provided by operating activities	45,230	121,706
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(42,116)	—
Purchase of property, plant and equipment	(43,924)	(30,210)
Other investing transactions	(3,781)	(928)
Net cash (used) by investing activities	(89,821)	(31,138)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term repayments	—	(1,280)
Proceeds from revolving lines of credit	209,500	94,145
Payments on revolving lines of credit	(269,610)	(143,700)
Proceeds from long-term debt	10,000	—
Payments on long-term debt	(20,614)	(97)
Proceeds from sale of treasury stock	2,451	2,135
Purchase of outstanding shares for treasury	(5,118)	(5,305)
Proceeds from sale of stock held by SECT	1,941	867
Purchase of stock held by SECT	(7,914)	(7,038)
Other financing transactions	—	(1,656)
Net cash (used) by financing activities	(79,364)	(61,929)
Effect of exchange rate changes on cash	11,418	(11,278)
Increase (decrease) in cash and cash equivalents	(112,537)	17,361
Cash and cash equivalents at beginning of period	368,073	325,128
Cash and cash equivalents at end of period	$255,536	$342,489
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Six Months Ended March 31, 2018
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 30, 2017. All references to years in these financial statements are to fiscal years.

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
ASU no. 2018-02 Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The standard amends existing guidance and allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded deferred tax effects resulting from the Tax Cuts and Jobs Act. The standard requires certain disclosures about stranded deferred tax effects. The provisions of the standard are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.

We adopted this standard recording the related stranded deferred tax effects in the period of adoption, resulting in $47,077 being reclassified from accumulated other comprehensive income (loss) to retained earnings as of March 31, 2018.

Date early adopted: Q2 2018

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

Note 2 - Acquisitions, Divestitures and Equity Method Investments
On March 29, 2018, we acquired VUES Brno s.r.o, located in the Czech Republic and Germany, for a purchase price, net of acquired cash, of $62,683, consisting of $42,110 in cash and $20,573 of assumed debt. VUES designs and manufactures customized electric motors, generators and solutions. This operation is included in our Industrial Systems segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.
On October 3, 2017, we, in collaboration with SIA Engineering Company, announced the joint venture company, Moog Aircraft Services Asia ("MASA"), in Singapore, of which we currently hold a 51% ownership. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems. As we hold a majority ownership in MASA, but share voting control, we are accounting for this investment using the equity method. At March 31, 2018, we have made total contributions of $3,570 and intend to make one additional contribution of $1,530 during 2018. This operation is included in our Aircraft Controls segment.
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
Note 3 - Receivables
Receivables consist of:

	March 31, 2018	September 30, 2017
Accounts receivable	$296,761	$286,773
Long-term contract receivables:
Amounts billed	153,489	148,087
Unbilled recoverable costs and accrued profits	291,256	282,154
Total long-term contract receivables	444,745	430,241
Other	34,191	15,077
Total receivables	775,697	732,091
Less allowance for doubtful accounts	(4,966)	(4,351)
Receivables	$770,731	$727,740
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
Note 4 - Inventories
Inventories, net of reserves, consist of:

	March 31, 2018	September 30, 2017
Raw materials and purchased parts	$189,317	$189,517
Work in progress	254,059	229,202
Finished goods	74,623	70,408
Inventories	$517,999	$489,127
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of March 31, 2018 or September 30, 2017.

Note 5 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at September 30, 2017	$181,375	$259,951	$332,942	$774,268
Acquisition	—	—	23,026	23,026
Foreign currency translation	2,558	332	4,468	7,358
Balance at March 31, 2018	$183,933	$260,283	$360,436	$804,652
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
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at March 31, 2018.
Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at March 31, 2018.
The gross carrying amounts, accumulated amortization and amortization expense in the disclosures below reflect the full write off of intangible assets as of March 31, 2018 based on the expected cash flows over the remaining life of the assets in relation to restructuring actions taken in our Industrial Systems segment. Refer to Note 11, Restructuring, for additional disclosures.
The components of intangible assets are as follows:

		March 31, 2018		September 30, 2017
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$147,256	$(96,394)	$175,872	$(128,019)
Technology-related	9	71,442	(50,665)	71,924	(55,069)
Program-related	19	69,020	(34,007)	66,458	(30,675)
Marketing-related	8	25,135	(18,642)	26,552	(19,251)
Other	10	4,563	(3,652)	4,379	(3,353)
Intangible assets	12	$317,416	$(203,360)	$345,185	$(236,367)

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
Amortization of acquired intangible assets was $4,671 and $9,271 for the three and six months ended March 31, 2018 and $4,723 and $9,200 for the three and six months ended April 1, 2017. Based on acquired intangible assets recorded at March 31, 2018, amortization is expected to be approximately $17,400 in 2018, $15,100 in 2019, $12,900 in 2020, $10,500 in 2021 and $8,900 in 2022.

Note 6 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	March 31, 2018	September 30, 2017
U.S. revolving credit facility	$480,000	$540,110
Senior notes	300,000	300,000
Securitization program	130,000	120,000
Obligations under capital leases	238	306
Senior debt	910,238	960,416
Less deferred debt issuance cost	(2,571)	(3,468)
Less current installments	(238)	(295)
Long-term debt	$907,429	$956,653
Our U.S. revolving credit facility matures on June 28, 2021. Our U.S. revolving credit facility has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $200,000 to the credit facility upon satisfaction of certain conditions. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage. We are in compliance with all covenants.
At March 31, 2018, we had $300,000 aggregate principal amount of 5.25% senior notes due December 1, 2022 with interest paid semiannually on June 1 and December 1 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations.
The Securitization Program was extended on October 23, 2017 and now matures on October 23, 2019. The Securitization Program provides up to $130,000 of borrowing capacity. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of March 31, 2018, our minimum borrowing requirement was $104,000.

Note 7 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Warranty accrual at beginning of period	$27,748	$22,883	$25,848	$21,363
Warranties issued during current period	3,280	4,741	8,037	8,155
Adjustments to pre-existing warranties	(175)	(106)	(245)	(371)
Reductions for settling warranties	(3,007)	(4,419)	(5,922)	(5,463)
Foreign currency translation	409	173	537	(412)
Warranty accrual at end of period	$28,255	$23,272	$28,255	$23,272
Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At March 31, 2018, we had interest rate swaps with notional amounts totaling $150,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.62%, including the applicable margin of 1.38% as of March 31, 2018. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times through June 23, 2020.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso and the British pound, we had outstanding foreign currency forwards with notional amounts of $49,153 at March 31, 2018. These contracts mature at various times through February 28, 2020.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. To mitigate the exposure in foreign currencies, we had an outstanding net investment hedge in Euro, with a notional amount of $28,722 at March 31, 2018, maturing in our third quarter of 2018.
These interest rate swaps, foreign currency contracts and net investment hedges are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCIL). These deferred gains and losses are reclassified into the consolidated condensed statements of earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2018 or 2017.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $78,648 at March 31, 2018. The foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net gain (loss)	$(2,381)	$(493)	$(3,009)	$901
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		March 31, 2018	September 30, 2017
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$228	$551
Foreign currency contracts	Other assets	11	50
Interest rate swaps	Other current assets	1,412	552
Interest rate swaps	Other assets	592	314
Net investment hedge	Other current assets	240	—
	Total asset derivatives	$2,483	$1,467
Foreign currency contracts	Other accrued liabilities	$1,355	$1,434
Foreign currency contracts	Other long-term liabilities	494	244
Interest rate swaps	Other accrued liabilities	—	10
Interest rate swaps	Other long-term liabilities	—	15
	Total liability derivatives	$1,849	$1,703
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$101	$95
Foreign currency contracts	Other accrued liabilities	$469	$383

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

	Classification	March 31, 2018	September 30, 2017
Foreign currency contracts	Other current assets	$329	$646
Foreign currency contracts	Other assets	11	50
Interest rate swaps	Other current assets	1,412	552
Interest rate swaps	Other assets	592	314
Net investment hedge	Other current assets	240	—
	Total assets	$2,584	$1,562
Foreign currency contracts	Other accrued liabilities	$1,824	$1,817
Foreign currency contracts	Other long-term liabilities	494	244
Interest rate swaps	Other accrued liabilities	—	10
Interest rate swaps	Other long-term liabilities	—	15
	Total liabilities	$2,318	$2,086
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At March 31, 2018, the fair value of long-term debt was $917,738 compared to its carrying value of $910,238. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
U.S. Plans
Service cost	$5,633	$6,021	$11,267	$12,043
Interest cost	8,073	7,635	16,146	15,271
Expected return on plan assets	(13,575)	(13,627)	(27,151)	(27,255)
Amortization of prior service cost (credit)	47	47	94	94
Amortization of actuarial loss	6,902	8,419	13,804	16,838
Pension expense for U.S. defined benefit plans	$7,080	$8,495	$14,160	$16,991
Non-U.S. Plans
Service cost	$1,519	$1,514	$2,989	$3,046
Interest cost	1,092	746	2,147	1,497
Expected return on plan assets	(1,290)	(1,122)	(2,533)	(2,253)
Amortization of prior service cost (credit)	(15)	(27)	(29)	(54)
Amortization of actuarial loss	648	1,109	1,272	2,229
Pension expense for non-U.S. defined benefit plans	$1,954	$2,220	$3,846	$4,465
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
U.S. defined contribution plans	$4,136	$3,586	$8,108	$7,256
Non-U.S. defined contribution plans	1,550	1,472	3,259	2,832
Total pension expense for defined contribution plans	$5,686	$5,058	$11,367	$10,088
In 2018, expected contributions for all of our U.S. defined benefit pension plans to be approximately $149,000.

Note 11 - Restructuring
In 2018, we initiated restructuring actions in conjunction with exiting the wind pitch control business within our Industrial Systems segment. These actions will result in workforce reductions, principally in Germany and China. Charges taken consist of $7,329 of non-cash inventory reserves, $14,482 of non-cash charges, primarily for the impairment of long-lived assets, $7,439 for severance and $2,137 for other costs.
Restructuring activity for severance and other costs is as follows:

	Aircraft Controls	Industrial Systems	Corporate	Total
Balance at September 30, 2017	$130	$—	$1,038	$1,168
Charged to expense - 2018 plan	—	31,387	—	31,387
Cash payments - 2016 plan	(130)	—	(298)	(428)
Non-cash charges - 2018 plan	—	(21,811)	—	(21,811)
Balance at March 31, 2018	$—	$9,576	$740	$10,316
As of March 31, 2018, the restructuring accrual consists of $740 for the 2016 plan and $9,576 for the 2018 plan. Restructuring for all plans is expected to be paid by December 29, 2018, except portions classified as long-term liabilities based on payment arrangements.
Note 12 - Income Taxes
The effective tax rates for the three and six months ended March 31, 2018 were 45.6% and 79.2%, respectively. The effective tax rate for the three months ended March 31, 2018 is higher than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily due to limited tax benefits associated with the restructuring charges taken in foreign jurisdictions of our Industrial Systems segment. The effective tax rate for the six months ended March 31, 2018 was also significantly impacted by the enactment of the Tax Cuts and Jobs Act (the "Act") of 2017.
The Act was enacted on December 22, 2017. It reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of March 31, 2018, we have not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on the one-time transition tax, withholding taxes on earnings deemed to be repatriated and existing deferred tax balances. These amounts are provisional and subject to change as the determination of the impact of the income tax effects will require additional analysis of historical records, annual data and further interpretation of the Act from yet to be issued U.S. Treasury regulations.
During the six months ended March 31, 2018, we recorded a $31,300 one-time transition tax on undistributed foreign earnings deemed to be repatriated and a tax charge of $15,910 as an additional provision for taxes on undistributed earnings not considered to be permanently reinvested. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities is not practicable. These charges are partially offset by a $8,966 benefit due to the remeasurement of deferred tax assets and liabilities arising from a lower U.S. corporate tax rate, which took into account our decision to accelerate pension contributions into our 2017 pension plan year. This allows the pension contribution tax deduction to be taken in our 2017 federal income tax return which is taxed at the 35% federal rate.
The effective tax rate for the three and six months ended April 1, 2017 were 34.3% and 27.1%, respectively. The effective tax rate for the three months ended April 1, 2017 is impacted by higher earnings in jurisdictions with higher statutory tax rates and no tax benefit for the losses associated with certain held for sale non-core businesses in Space and Defense Controls. The effective tax rate for the six months ended April 1, 2017 is lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily due to a significant portion of our earnings that come from foreign operations with lower tax rates. Additionally, our effective tax rate in 2017 includes tax benefits associated with selling our European space businesses.

Note 13 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the six months ended March 31, 2018 are as follows:

	Accumulated foreign currency translation (1)	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 30, 2017	$(83,166)	$(251,865)	$(460)	$(335,491)
Other comprehensive income (loss) before reclassifications	30,661	(1,222)	136	29,575
Amounts reclassified from AOCIL	—	10,160	519	10,679
Other comprehensive income (loss)	30,661	8,938	655	40,254
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings (2)	—	(47,209)	132	(47,077)
AOCIL at March 31, 2018	$(52,505)	$(290,136)	$327	$(342,314)
(1) Net gains and losses on net investment hedges are recorded as cumulative translation adjustments in AOCIL to the extent that the instruments are effective in hedging the designated risk.
(2) In the second quarter of 2018, we early adopted ASU 2018-02 and reclassified the stranded deferred tax effects resulting from the Tax Cuts and Jobs Act to retained earnings.
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Six Months Ended
	Statement of earnings classification	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Retirement liability:
Prior service cost (credit)		$(86)	$20	$(171)	$39
Actuarial losses		7,423	9,406	14,819	18,823
Reclassification from AOCIL into earnings (1)		7,337	9,426	14,648	18,862
Tax effect		(1,796)	(3,424)	(4,488)	(6,851)
Net reclassification from AOCIL into earnings		$5,541	$6,002	$10,160	$12,011
Derivatives:
Foreign currency contracts	Sales	$(138)	$1,157	$(256)	$2,454
Foreign currency contracts	Cost of sales	502	664	1,198	1,131
Interest rate swaps	Interest	(102)	63	(116)	178
Reclassification from AOCIL into earnings		262	1,884	826	3,763
Tax effect		(72)	(500)	(307)	(973)
Net reclassification from AOCIL into earnings		$190	$1,384	$519	$2,790
(1) The reclassifications are included in the computation of net periodic pension cost and postretirement benefit cost.
The amounts deferred in AOCIL are as follows:

	Net deferral in AOCIL - effective portion
	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Foreign currency contracts	$(1,655)	$(323)	$(827)	$(2,109)
Interest rate swaps	630	69	1,247	763
Net gain (loss)	(1,025)	(254)	420	(1,346)
Tax effect	256	116	(284)	376
Net deferral in AOCIL of derivatives	$(769)	$(138)	$136	$(970)

Note 14 - Stock Employee Compensation Trust and Supplemental Retirement Plan Trust
The Stock Employee Compensation Trust (SECT) assists in administering and provides funding for equity-based compensation plans and benefit programs, including the Moog Inc. Retirement Savings Plan (RSP). The Supplemental Retirement Plan (SERP) Trust provides funding for benefits under the SERP provisions of the Moog Inc. Plan to Equalize Retirement Income and Supplemental Retirement Income. Both the SECT and the SERP Trust hold shares as investments. The shares in the SECT and SERP Trust are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreements governing the SECT and SERP Trust, the trustees vote all shares held by the SECT and SERP Trust on all matters submitted to shareholders.
Note 15 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Basic weighted-average shares outstanding	35,770,089	35,888,053	35,771,247	35,878,552
Dilutive effect of equity-based awards	409,769	348,785	419,208	376,250
Diluted weighted-average shares outstanding	36,179,858	36,236,838	36,190,455	36,254,802
For the three and six months ended March 31, 2018, there were 21,887 and 17,432 common shares from equity-based awards, respectively, excluded from the calculation of diluted earnings per share as they would be anti-dilutive. For the three and six months ended April 1, 2017, there were 99,978 and 107,960 common shares from equity-based awards, respectively, excluded from the calculation of diluted earnings per share as they would be anti-dilutive.
During the second quarter of 2018, the Board of Directors declared a $0.25 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on June 1, 2018 to shareholders of record at the close of business on May 15, 2018.

Note 16 - Segment Information
Effective October 1, 2017, we made changes to our segment reporting structure that resulted in three reporting segments. Our former Components segment has been separated and merged into Space and Defense Controls and Industrial Systems. All amounts have been restated to reflect this change.
Below are sales and operating profit by segment for the three and six months ended March 31, 2018 and April 1, 2017 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.
Refer to Note 11, Restructuring, for the impact of amounts charged to expense that are reflected in the operating profit (loss) of the Industrial Systems segment.

	Three Months Ended		Six Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net sales:
Aircraft Controls	$311,439	$289,661	$589,973	$558,111
Space and Defense Controls	143,527	138,834	276,920	261,424
Industrial Systems	234,083	203,908	449,691	402,538
Net sales	$689,049	$632,403	$1,316,584	$1,222,073
Operating profit (loss):
Aircraft Controls	$33,480	$31,181	$64,248	$54,292
Space and Defense Controls	16,841	11,381	33,130	20,469
Industrial Systems	(6,050)	22,265	13,196	42,428
Total operating profit	44,271	64,827	110,574	117,189
Deductions from operating profit:
Interest expense	9,089	8,649	17,735	17,135
Equity-based compensation expense	1,499	986	3,500	3,154
Corporate and other expenses, net	8,014	6,989	15,836	12,209
Earnings before income taxes	$25,669	$48,203	$73,503	$84,691
The amounts reclassified for net sales and operating profit as a result of the revised segment reporting structure for the three and six months ended April 1, 2017 are as follows:

	Three Months Ended	Six Months Ended
Net sales:
Space and Defense Controls	$32,986	$62,646
Industrial Systems	88,477	174,708
Total	$121,463	$237,354

Operating profit:
Space and Defense Controls	$893	$2,885
Industrial Systems	9,947	19,409
Total	$10,840	$22,294
Segment assets for Space and Defense Controls and Industrial Systems are approximately $627,000 and $1,229,000, respectively, as of March 31, 2018, primarily as a result of the change to our segment reporting structure.

Note 17 - Related Party Transactions
On November 20, 2017, John Scannell was elected to the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which for the six months ended March 31, 2018 totaled $11,218. At March 31, 2018, we held a $15,000 interest rate swap with M&T Bank and outstanding leases with a total original cost of $27,516. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 6, Indebtedness.
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
We are contingently liable for $47,418 of standby letters of credit issued by a bank to third parties on our behalf at March 31, 2018.

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
We operate under three segments, Aircraft Controls, Space and Defense Controls and Industrial Systems. Our principal manufacturing facilities are located in the United States, Philippines, United Kingdom, Germany, Czech Republic, Costa Rica, India, China, Japan, Italy, Netherlands, Canada, Ireland and Luxembourg.
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

Our fundamental strategies to achieve our goals center around talent, lean and innovation and include:

•	a strong leadership team that has positioned the company for growth,

•	utilizing our global capabilities and strong engineering heritage to innovate,

•	maintaining our technological excellence by solving our customers’ most demanding technical problems in applications "When Performance Really Matters®,"

•	continuing to invest in talent development to strengthen employee performance, and

•	maximizing customer value by implementing lean enterprise principles.
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
Acquisitions, Divestitures and Equity Method Investments
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
On March 29, 2018, we acquired VUES Brno s.r.o, located in the Czech Republic and Germany, for $63 million. VUES designs and manufactures customized electric motors, generators and solutions. This operation is included in our Industrial Systems segment.
On October 3, 2017, we, in collaboration with SIA Engineering Company, announced the joint venture company, Moog Aircraft Services Asia ("MASA"), in Singapore, of which we currently hold a 51% ownership. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems. As we hold a majority ownership in MASA, but share voting control, we are accounting for this investment using the equity method. At March 31, 2018, we have made total contributions of $4 million to MASA and intend to make one additional contribution of $2 million during 2018. This operation is included in our Aircraft Controls segment.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
(dollars and shares in millions, except per share data)	March 31, 2018	April 1, 2017	$ Variance	% Variance	March 31, 2018	April 1, 2017	$ Variance	% Variance
Net sales	$689	$632	$57	9%	$1,317	$1,222	$95	8%
Gross margin	28.0%	29.3%			28.6%	29.3%
Research and development expenses	$34	$37	$(3)	(8%)	$67	$72	$(5)	(7%)
Selling, general and administrative expenses as a percentage of sales	14.5%	13.8%			14.9%	14.1%
Interest expense	$9	$9	$—	5%	$18	$17	$1	4%
Restructuring expense	$24	$—	$24	n/a	$24	$—	$24	n/a
Other	$—	$4	$(4)	(106%)	$(1)	$12	$(13)	(108%)
Effective tax rate	45.6%	34.3%			79.2%	27.1%
Net earnings attributable to Moog	$14	$32	$(18)	(56%)	$15	$63	$(47)	(76%)
Diluted earnings per share attributable to Moog	$0.39	$0.88	$(0.49)	(56%)	$0.42	$1.73	$(1.31)	(76%)
Net sales increased across all of our segments in the second quarter and in the first half of 2018 compared to the second quarter and the first half of 2017. Stronger foreign currencies, primarily the Euro relative to the U.S. Dollar, increased sales $15 million and $23 million, respectively.
Gross margin decreased in the second quarter of 2018 compared to the second quarter of 2017. Gross profit in the second quarter of 2018 includes $7 million of inventory write-down associated with the restructuring expense in Industrial Systems. In addition, Aircraft Controls' gross margin declined as cost growth on fixed-price development programs and lower amounts of high-margin legacy commercial OEM sales offset a favorable sales mix from higher military OEM and commercial aftermarket sales. In the first half of 2018 compared to the first half of 2017, gross margin excluding the second quarter inventory write-down was relatively unchanged. Improved sales mixes in Aircraft Controls and in Industrial Systems were offset by a negative sales mix in Space and Defense Controls, due to the reduced amount of last year's favorable defense controls sales.
Research and development expenses decreased in the second quarter and in the first half of 2018 compared to the same periods of 2017. Within Aircraft Controls, research and development expenses decreased $4 million and $8 million, respectively, as we had lower activity across our major commercial OEM programs. The reduced spend was partially offset by increases in research and development activities across our other two segments.
Selling, general and administrative expenses as a percentage of sales increased in the second quarter and in the first half of 2018 compared to the same periods of 2017. Administrative expense increased $6 million and $9 million, respectively, due to higher planned selling expense in select growth markets, primarily in Industrial Systems, acquisition-related expenses and higher medical claims.
After years of investment in the wind pitch control business, we concluded we no longer have a viable business model, and that our best option is to phase out our participation in this market over the next six months. Therefore, in the second quarter of 2018, we incurred $31 million of restructuring expense in Industrial Systems. Of the total expense, the charges consist of $7 million of non-cash inventory reserves, $14 million of non-cash charges, primarily for the impairment of long-lived assets, $7 million for severance and $2 million for other costs.
Other expense in the second quarter and in the first half of 2017 included losses associated with selling our non-core businesses in Space and Defense Controls.
The effective tax rate in the second quarter of 2018 was impacted by limited tax benefits associated with the restructuring charges taken in foreign jurisdictions of our Industrial Systems segment. The effective tax rate in the first half of 2018 was also significantly impacted by the enactment of the Tax Cuts and Jobs Act of 2017. Excluding the one-time special impacts due to the Act, the effective tax rate for the first half of 2018 was 29.2%.
Our effective tax rate in the first half of 2017 is lower than the U.S. statutory tax rate as result of earnings taxed in foreign jurisdictions with lower statutory tax rates and includes the tax benefits associated with selling our European space businesses in the first quarter of 2017.

Other comprehensive income in the first half of 2018 includes $31 million of foreign currency translation income, whereas other comprehensive income in the first half of 2017 includes $29 million of foreign currency translation loss. Foreign currency translation adjustments increased $59 million during the first half of 2018 compared to the first half of 2017, primarily attributable to changes in the Euro and the British Pound.

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
Aircraft Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	March 31, 2018	April 1, 2017	$ Variance	% Variance	March 31, 2018	April 1, 2017	$ Variance	% Variance
Net sales - military aircraft	$156	$137	$19	14%	$280	$264	$16	6%
Net sales - commercial aircraft	156	153	3	2%	310	294	16	6%
	$311	$290	$22	8%	$590	$558	$32	6%
Operating profit	$33	$31	$2	7%	$64	$54	$10	18%
Operating margin	10.8%	10.8%			10.9%	9.7%
Backlog					$583	$594	$(11)	(2%)
Aircraft Controls' net sales increased in the second quarter of 2018 compared to the second quarter of 2017, driven primarily by increases in military OEM sales. Aircraft Controls' net sales also increased in the first half of 2018 compared to the first half of 2017, driven by increased military OEM and commercial aftermarket sales.
In the second quarter of 2018 compared to the second quarter of 2017, military OEM sales increased $21 million. Sales for foreign military programs increased $6 million, military navigational aides increased $4 million after an unusually low activity in the prior year's quarter and helicopters increased $4 million. In addition, sales for the F-35 program increased $3 million due to higher orders. Partly offsetting the OEM sales increase was lower aftermarket sales, driven primarily by lower sales volumes on the V-22 program. The total military aircraft sales growth in the second quarter of 2018 contributed to the sales growth in the first half of 2018 after a relatively flat first quarter.
In the second quarter and in the first half of 2018 compared to the same periods of 2017, commercial aftermarket sales increased $11 million and $18 million, respectively. Specifically, aftermarket sales for legacy Boeing programs increased $6 million and $10 million, respectively, as a result of business recapture activities. Also higher initial provisioning orders for the Boeing 787 and Airbus A350 programs increased aftermarket sales $4 million and $8 million.
In the second quarter, lower commercial OEM sales mostly offset the commercial aftermarket sales increase, as legacy Boeing volumes decreased sales $5 million and delays and unfavorable order timing on Airbus programs decreased sales an additional $4 million. In the first half of 2018, commercial OEM sales for Boeing decreased $4 million, as legacy volume declines offset 787 growth.
Operating margin in the second quarter of 2018 remained unchanged compared to the second quarter of 2017. Operating profit benefited $4 million on lower research and development expenses, as we had lower activity on our major commercial OEM programs. However, cost growth on fixed-price funded military development programs and lower amounts of high-margin legacy commercial OEM sales more than offset a favorable sales mix from higher military OEM and commercial aftermarket sales. Operating margin in the first half of 2018 increased compared to the operating margin in the first half of 2017. Research and development expenses decreased $8 million due to lower activity on our major commercial OEM programs. Additionally, operating profit benefited from higher amounts of foreign military sales.
The decrease of twelve-month backlog for Aircraft Controls at March 31, 2018 compared to April 1, 2017 is primarily due to the timing of orders for the F-35, partly offset by increasing orders for major commercial OEM programs.

Space and Defense Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	March 31, 2018	April 1, 2017	$ Variance	% Variance	March 31, 2018	April 1, 2017	$ Variance	% Variance
Net sales	$144	$139	$5	3%	$277	$261	$15	6%
Operating profit	$17	$11	$5	48%	$33	$20	$13	62%
Operating margin	11.7%	8.2%			12.0%	7.8%
Backlog					$410	$371	$39	11%
Space and Defense Controls' net sales increased in our space market but declined in our defense market in the second quarter of 2018 compared to the second quarter of 2017. In the first half of 2018 compared to the first half of 2017, sales increased in both our space and defense markets. Partially offsetting the sales growth in our space market were declines of $5 million in the quarter and $11 million in the first half due to lost sales associated the 2017 divestitures of non-core businesses.
In the second quarter of 2018 compared to the second quarter of 2017, sales in our space market increased $9 million. Specifically, new satellite avionics programs increased sales $7 million and production ramp ups on launch vehicle programs increased sales $7 million. These sales increases were partially offset by the lost sales associated with the divestitures. Also in the second quarter of 2018 compared to the second quarter of 2017, sales in our defense market decreased $4 million. Specifically, sales decreased $7 million in total for both domestic and foreign defense vehicles due to production wind downs and timing delays. Additionally, we had lower spares sales and order push outs for our naval products, which decreased sales $3 million. Partly offsetting these declines was $4 million of higher defense components sales.
Sales also increased in the first half of 2018 compared to the first half of 2017. Sales increased $11 million in our space market driven by the strong avionics and launch vehicle sales, including the impact of the lost sales associated with last year's divestitures. Sales also increased $4 million in our defense market in the first half of 2018 compared to the first half of 2017. Higher orders for defense components increased sales $7 million, but were partially offset by the second quarter naval sales decline.
Operating margin increased in the second quarter and in the first half of 2018 compared to the same periods of 2017 due to the absence of last year's losses associated with selling our non-core businesses. Operating margin excluding the losses would have been 11.4% and 13.0%, respectively in 2017. The decline in operating margin in the first half of 2018 compared to the adjusted first half of 2017 is due to a negative sales mix, as the prior year's defense production programs have since wound down.
Twelve-month backlog for Space and Defense Controls at March 31, 2018 compared to April 1, 2017 increased as growth in orders for components and security programs was partially offset by program completions for satellite avionics.

Industrial Systems

	Three Months Ended				Six Months Ended
(dollars in millions)	March 31, 2018	April 1, 2017	$ Variance	% Variance	March 31, 2018	April 1, 2017	$ Variance	% Variance
Net sales	$234	$204	$30	15%	$450	$403	$47	12%
Operating profit (loss)	$(6)	$22	$(28)	(127%)	$13	$42	$(29)	(69%)
Operating margin	(2.6%)	10.9%			2.9%	10.5%
Backlog					$287	$236	$51	22%
Industrial Systems' net sales increased across our four markets in the second quarter and in the first half of 2018 compared to the same periods of 2017. Also, stronger foreign currencies, primarily the Euro relative to the U.S. Dollar, increased sales $11 million and $17 million, respectively. Additionally, the recent acquisition of Rotary Transfer Systems increased sales $6 million and $12 million, respectively, primarily in our industrial automation market.
Excluding the currency effects on sales in the second quarter and in the first half of 2018 compared to the same periods of 2017, sales increased in our industrial automation market $8 million and $13 million, respectively. The increases were primarily driven by the Rotary Transfer Systems acquisition, as well as the stronger macro economic growth. Sales also increased $4 million and $7 million, respectively, in our medical market driven by higher orders for our components. In addition, sales increased $4 million and $6 million, respectively, in our energy market driven by increased shipments for energy generation and exploration products. Finally, sales increased $2 million and $5 million, respectively, in our simulation and test market due to the timing of shipments for aerospace and auto test applications.
After years of investment in the wind pitch control business, we concluded we no longer have a viable business model, and that our best option is to phase out our participation in this market over the next six months. Therefore, in the second quarter of 2018, we incurred $31 million of restructuring expense in Industrial Systems. The total expense includes $7 million for inventory reserves, $14 million of non-cash charges, primarily for the impairment of long-lived assets, $7 million for severance and $2 million for other costs.
Operating margin decreased in the second quarter of 2018 compared to the second quarter of 2017 due to the restructuring expense. Excluding the effect of this expense, operating margin in the second quarter of 2018 was relatively unchanged from operating margin in the second quarter of 2017. Incremental margin from the higher sales volume offset higher operating expenses, including increased investments in research and development and selling. Operating margin excluding the effect of the restructuring expense in the first half of 2018 was lower compared to the same period of 2017. Through the first half of 2018, higher operating expenses more than offset the incremental margin from higher sales volumes.
The higher level of twelve-month backlog in Industrial Systems at March 31, 2018 compared to April 1, 2017 is mostly due to higher orders in our industrial automation market and for our energy generation and exploration products.

CONSOLIDATED AND SEGMENT OUTLOOK

			2018 vs. 2017
(dollars in millions)	2018	2017	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,195	$1,125	$70	6%
Space and Defense Controls	557	529	28	5%
Industrial Systems	934	843	91	11%
	$2,687	$2,498	$189	8%
Operating profit:
Aircraft Controls	$128	$114	$14	12%
Space and Defense Controls	65	49	16	34%
Industrial Systems	69	88	(19)	(22%)
	$261	$250	$11	4%
Operating margin:
Aircraft Controls	10.7%	10.1%
Space and Defense Controls	11.7%	9.2%
Industrial Systems	7.4%	10.4%
	9.7%	10.0%
2018 Outlook – We expect that all three segments will contribute to higher sales in 2018, driven primarily by military OEM sales in Aircraft Controls and industrial automation sales in Industrial Systems. We expect 2018 operating margin will decrease due to the second quarter's restructuring expense in Industrial Systems. Operating margin excluding the effect of this expense will be 10.9%, as margin expansion will be driven by the absence of 2017's losses associated with divesting non-core businesses, as well as incremental margin from higher sales. We expect that the impact of the Tax Cuts and Jobs Act will result in an unusually high effective tax rate of 48% in 2018. This will result in a 31% decrease in net earnings attributable to common shareholders to $97 million, and diluted earnings per share will range between $2.47 and $2.87 with a midpoint of $2.67. Excluding the impacts from the restructuring charge and the special impacts from the Tax Act, we expect an effective tax rate of 26.7%, net earnings attributable to common shareholders of $159 million and diluted earnings per share will range between $4.20 and $4.60, with a midpoint of $4.40, an increase of 13% compared to 2017.
2018 Outlook for Aircraft Controls – We expect 2018 sales in Aircraft Controls will increase primarily due to higher military OEM sales, driven by the continued ramp up of the F-35 program and by higher sales volumes on various other legacy programs. Partially offsetting the increases is an expected sales decline of legacy Boeing OEM programs. We expect 2018 operating margin will increase compared to 2017. We expect that research and development costs will decrease $11 million and that we will continue to realize the benefits of cost saving activities. However, we expect a negative sales mix, as sales on our mature commercial programs are replaced with sales growth on newer commercial programs.
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
2018 Outlook for Industrial Systems – We expect 2018 sales in Industrial Systems to increase across all of our major markets, lead primarily by growth in our industrial automation products. Also, we expect favorable currency adjustments and the recent acquisition of VUES Brno s.r.o to contribute to the sales growth. We expect 2018 operating margin will decrease due to the second quarter's restructuring expense. Operating margin excluding this expense will increase as we benefit from incremental margin on higher sales volumes.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
(dollars in millions)	March 31, 2018	April 1, 2017	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$45	$122	$(76)	(63%)
Investing activities	(90)	(31)	(59)	188%
Financing activities	(79)	(62)	(17)	28%
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At March 31, 2018, our cash balances were $256 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. Due to provisions in the Tax Cuts and Jobs Act, we plan to repatriate substantial amounts of our existing offshore cash and future earnings back to the U.S. Through the first half of 2018, we have repatriated $91 million.
Operating activities
Net cash provided by operating activities decreased in the first half of 2018 compared to the same period of 2017. Cash used by net pension and retirement liabilities increased $61 million, primarily due to an incremental pension contribution in the second quarter of 2018. Also, cash provided by inventory decreased $35 million, primarily in Aircraft Controls.
Investing activities
Net cash used by investing activities in the first half of 2018 included $44 million for capital expenditures and $42 million for the acquisition in our Industrial Systems segment, while net cash used by investing activities in 2017 included $30 million for capital expenditures.
We expect our 2018 capital expenditures to be approximately $95 million, due to facilities investments supporting the increased production of the F-35 program, as well as engine propulsion testing.
Financing activities
Net cash used by financing activities in the first half of both 2018 and 2017 include net payments on our credit facility. Also, we expect to pay approximately $18 million of cash dividends in 2018.
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
Our U.S. revolving credit facility matures on June 28, 2021. The U.S. revolving credit facility has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $480 million at March 31, 2018. The weighted-average interest rate on all of the outstanding credit facility borrowings was 3.19% and is based on LIBOR plus the applicable margin, which was 1.38% at March 31, 2018 and will increase to 1.63% during the third quarter of 2018. The credit facility is secured by substantially all of our U.S. assets.
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
At March 31, 2018, we had $586 million of unused capacity, including $573 million from the U.S. revolving credit facility after considering standby letters of credit. However, our leverage ratio covenant limits our total borrowing capacity to $466 million as of March 31, 2018.
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
We have a trade receivables securitization facility (the "Securitization Program"), which was extended on October 23, 2017 and now matures on October 23, 2019. The Securitization Program provides up to $130 million of borrowing capacity and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. We had an outstanding balance of $130 million at March 31, 2018. The Securitization Program has a minimum borrowing requirement, which was $104 million at March 31, 2018. Interest on the secured borrowings under the Securitization Program was 2.71% at March 31, 2018 and is based on 30-day LIBOR plus an applicable margin.
Net debt to capitalization was 34% at March 31, 2018 and 33% at September 30, 2017.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
During the second quarter of 2018, the Board of Directors declared a $0.25 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on June 1, 2018 to shareholders of record at the close of business on May 15, 2018.
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases that includes both Class A and Class B common stock, and allows us to buy up to an aggregate 13 million common shares. Under this program, we have purchased approximately 9.7 million shares for $650 million as of March 31, 2018.

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
Reductions in the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the Budget Control Act of 2011, has had ramifications for the domestic aerospace and defense market. As originally passed, the Budget Control Act provided that, in addition to an initial significant reduction in future domestic defense spending, further automatic cuts to defense spending authorization (which is generally referred to as sequestration) of approximately $500 billion through the Federal Government's 2021 fiscal year would be triggered by the failure of Congress to produce a deficit reduction bill. The sequestration spending cuts were intended to be uniform by category for programs, projects and activities within accounts. The Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015 provided stability and modest growth in Department of Defense spending through 2017. However, future budgets beyond 2017 are uncertain with respect to the overall levels of defense spending. Currently, we expect approximately $740 million of U.S. defense sales in 2018.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-quarter of our 2017 sales were denominated in foreign currencies. During the first six months of 2018, average foreign currency rates generally strengthened against the U.S. dollar compared to 2017. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $23 million compared to the same period one year ago.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended March 31, 2018.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
December 31, 2017 - January 31, 2018	64,460	$88.89	—	3,349,819
February 1, 2018 - February 28, 2018	8,692	83.99	100	3,349,719
March 1, 2018 - March 31, 2018	181	85.61	—	3,349,719
Total	73,333	$88.30	100	3,349,719

(1)
Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") at average prices as follows: 38,669 shares at $89.01 per share during January; and 7,750 shares at $83.74 per share during February. In connection with the issuance of shares to the Employee Stock Purchase Plan ("ESPP"), we purchased 21,871 Class B shares at $88.74 per share from the SECT.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In January, we accepted delivery of 3,920 shares at $88.49 per share, in February we accepted delivery of 842 shares at $86.31 per share and in March, we accepted delivery of 181 shares at $85.61 per share, in connection with the exercise of equity-based awards.

(3)
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases up to an aggregate 13 million common shares. The program permits the purchase of shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In February, we purchased 100 Class B shares at an average price of $83.95 per share.

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

Moog Inc.

(Registrant)

Date:	April 27, 2018	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	April 27, 2018	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	April 27, 2018	By	/s/ Jennifer Walter
Jennifer Walter
Vice President - Finance Controller (Principal Accounting Officer)