Form 10-Q
period 2018-06-30
MOOG INC.
filed 2018-07-27
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of July 24, 2018 was:
Class A common stock, $1.00 par value, 32,466,689 shares
Class B common stock, $1.00 par value, 3,322,519 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Moog Inc.
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$692,018	$626,183	$2,008,602	$1,848,256
Cost of sales	492,234	443,769	1,424,731	1,308,256
Inventory write-down - restructuring	2,398	—	9,727	—
Gross profit	197,386	182,414	574,144	540,000
Research and development	31,040	36,314	97,545	107,828
Selling, general and administrative	103,053	89,144	299,002	261,271
Interest	8,850	8,654	26,585	25,789
Restructuring	(1,549)	—	22,509	—
Other	1,037	29	45	12,148
Earnings before income taxes	54,955	48,273	128,458	132,964
Income taxes	14,205	8,185	72,444	31,156
Net earnings attributable to Moog and noncontrolling interest	40,750	40,088	56,014	101,808
Net earnings (loss) attributable to noncontrolling interest	67	—	67	(870)
Net earnings attributable to Moog	$40,683	$40,088	$55,947	$102,678

Net earnings per share attributable to Moog
Basic	$1.14	$1.12	$1.56	$2.86
Diluted	$1.13	$1.11	$1.55	$2.83

Dividends declared per share	$—	$—	$0.25	$—

Average common shares outstanding
Basic	35,762,918	35,847,842	35,768,471	35,868,315
Diluted	36,143,367	36,212,779	36,174,759	36,240,794
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net earnings attributable to Moog and noncontrolling interest	$40,750	$40,088	$56,014	$101,808
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(40,788)	32,805	(10,127)	3,991
Retirement liability adjustment	7,080	3,566	16,018	17,609
Change in accumulated income (loss) on derivatives	(747)	1,013	(92)	2,833
Other comprehensive income (loss), net of tax	(34,455)	37,384	5,799	24,433
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings	—	—	(47,077)	—
Comprehensive income (loss)	6,295	77,472	14,736	126,241
Comprehensive income (loss) attributable to noncontrolling interest	41	—	41	(870)
Comprehensive income (loss) attributable to Moog	$6,254	$77,472	$14,695	$127,111
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	June 30, 2018	September 30, 2017
ASSETS
Current assets
Cash and cash equivalents	$157,269	$368,073
Receivables	757,455	727,740
Inventories	514,578	489,127
Prepaid expenses and other current assets	50,215	41,499
Total current assets	1,479,517	1,626,439
Property, plant and equipment, net of accumulated depreciation of $818,644 and $771,160, respectively	546,598	522,991
Goodwill	790,826	774,268
Intangible assets, net	112,838	108,818
Deferred income taxes	13,214	26,558
Other assets	35,860	31,518
Total assets	$2,978,853	$3,090,592
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$1,416	$89
Current installments of long-term debt	393	295
Accounts payable	190,092	170,878
Accrued compensation	144,712	148,406
Customer advances	163,318	159,274
Contract loss reserves	41,143	43,214
Other accrued liabilities	113,956	107,278
Total current liabilities	655,030	629,434
Long-term debt, excluding current installments	858,425	956,653
Long-term pension and retirement obligations	118,862	271,272
Deferred income taxes	47,722	13,320
Other long-term liabilities	36,021	5,609
Total liabilities	1,716,060	1,876,288
Commitments and contingencies (Note 18)	—	—
Shareholders’ equity
Common stock - Class A	43,780	43,704
Common stock - Class B	7,500	7,576
Additional paid-in capital	486,510	492,246
Retained earnings	1,941,902	1,847,819
Treasury shares	(739,042)	(739,157)
Stock Employee Compensation Trust	(89,904)	(89,919)
Supplemental Retirement Plan Trust	(11,736)	(12,474)
Accumulated other comprehensive loss	(376,743)	(335,491)
Total Moog shareholders’ equity	1,262,267	1,214,304
Noncontrolling interest	526	—
Total shareholders’ equity	1,262,793	1,214,304
Total liabilities and shareholders’ equity	$2,978,853	$3,090,592
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

		Number of Shares
(dollars in thousands, except share data)	Amount	Class A Common Stock	Class B Common Stock
COMMON STOCK
Beginning of period	$51,280	43,704,286	7,575,427
Conversion of Class B to Class A	—	75,951	(75,951)
End of period	51,280	43,780,237	7,499,476
ADDITIONAL PAID-IN CAPITAL
Beginning of period	492,246
Issuance of treasury shares	(2,874)
Equity-based compensation expense	4,394
Adjustment to market - SECT, SERP and other	(7,256)
End of period	486,510
RETAINED EARNINGS
Beginning of period	1,847,819
Net earnings attributable to Moog	55,947
Dividends	(8,941)
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings	47,077
End of period	1,941,902
TREASURY SHARES AT COST
Beginning of period	(739,157)	(10,933,003)	(3,333,927)
Class A and B shares issued related to equity compensation	5,325	83,193	28,460
Class A and B shares purchased	(5,210)	(38,590)	(22,469)
End of period	(739,042)	(10,888,400)	(3,327,936)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(89,919)	(425,148)	(654,753)
Issuance of shares	1,941	—	21,871
Purchase of shares	(8,444)	—	(97,855)
Adjustment to market	6,518	—	—
End of period	(89,904)	(425,148)	(730,737)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(12,474)		(150,000)
Adjustment to market	738		—
End of period	(11,736)		(150,000)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(335,491)
Other comprehensive income (loss)	5,825
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings	(47,077)
End of period	(376,743)
TOTAL MOOG SHAREHOLDERS’ EQUITY	1,262,267	32,466,689	3,290,803
NONCONTROLLING INTEREST
Beginning of period	—
Acquisition of noncontrolling interest	485
Net earnings attributable to noncontrolling interest	67
Foreign currency translation adjustment	(26)
End of period	526
TOTAL SHAREHOLDERS’ EQUITY	$1,262,793

Moog Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	June 30, 2018	July 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings attributable to Moog and noncontrolling interest	$56,014	$101,808
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	54,693	53,027
Amortization	13,628	14,078
Deferred income taxes	35,549	2,968
Equity-based compensation expense	4,394	4,151
Impairment of long-lived assets and inventory write-down associated with restructuring	24,246	—
Other	4,743	15,493
Changes in assets and liabilities providing (using) cash:
Receivables	(27,597)	176
Inventories	(27,840)	3,786
Accounts payable	12,778	11,312
Customer advances	(165)	(3,097)
Accrued expenses	11,709	(180)
Accrued income taxes	(1,817)	(2,767)
Net pension and post retirement liabilities	(130,135)	(25,982)
Other assets and liabilities	16,150	(5,449)
Net cash provided by operating activities	46,350	169,324
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(47,947)	(40,545)
Purchase of property, plant and equipment	(70,759)	(45,349)
Other investing transactions	(3,609)	3,031
Net cash (used) by investing activities	(122,315)	(82,863)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (repayments)	1,357	(1,280)
Proceeds from revolving lines of credit	301,500	185,045
Payments on revolving lines of credit	(411,610)	(235,045)
Proceeds from long-term debt	11,216	—
Payments on long-term debt	(21,849)	(133)
Payment of dividends	(8,941)	—
Proceeds from sale of treasury stock	2,451	2,135
Purchase of outstanding shares for treasury	(5,210)	(5,714)
Proceeds from sale of stock held by SECT	1,941	867
Purchase of stock held by SECT	(8,444)	(12,162)
Other financing transactions	484	(1,656)
Net cash (used) by financing activities	(137,105)	(67,943)
Effect of exchange rate changes on cash	2,266	895
Increase (decrease) in cash and cash equivalents	(210,804)	19,413
Cash and cash equivalents at beginning of period	368,073	325,128
Cash and cash equivalents at end of period	$157,269	$344,541
See accompanying Notes to Consolidated Condensed Financial Statements.

Moog Inc.
Notes to Consolidated Condensed Financial Statements
Nine Months Ended June 30, 2018
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 30, 2017. All references to years in these financial statements are to fiscal years.

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

We plan to adopt the standard using the modified retrospective method, under which prior years' results are not restated, but supplemental information will be provided in our disclosures that will present fiscal 2019 results before adoption of the standard. In addition, a cumulative adjustment will be necessary to Shareholder's equity at the beginning of fiscal 2019. We have identified, and are in the process of implementing, changes to our financial statements and related disclosures, internal controls, financial policies and information technology systems. We anticipate recognizing more revenue over time primarily related to repair and overhaul arrangements and contracts with the United States government. We have not yet fully quantified the impact on our financial statements and related disclosures.

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

We anticipate the adoption of this standard will decrease operating expenses (Cost of sales, Research and development and Selling, general and administrative) and increase other expense by approximately $6,800 for the year ended September 29, 2018 and approximately $12,600 for the year ended September 30, 2017. The adoption of this standard will not have a material impact on our Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements.

Planned date of adoption: Q1 2019

Standard	Description	Financial Statement Effect or Other Significant Matters
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
Note 2 - Acquisitions, Divestitures and Equity Method Investments
On April 30, 2018, we acquired Electro-Optical Imaging, a designer and manufacturer of video trackers and imaging products, located in Florida, for a purchase price net of acquired cash of $5,001. This operation is included in our Space and Defense Controls segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.
On March 29, 2018, we acquired a 100% ownership interest in VUES Brno s.r.o located in the Czech Republic, which includes a 74% ownership interest in a subsidiary located in Germany. The purchase price, net of acquired cash, was $64,337, consisting of $42,960 in cash and $21,377 of assumed debt. VUES designs and manufactures customized electric motors, generators and solutions. This operation is included in our Industrial Systems segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.
On October 3, 2017, we, in collaboration with SIA Engineering Company, announced the joint venture company, Moog Aircraft Services Asia ("MASA"), in Singapore, of which we currently hold a 51% ownership. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems. As we hold a majority ownership in MASA, but share voting control, we are accounting for this investment using the equity method. At June 30, 2018, we have made total contributions of $5,100. This operation is included in our Aircraft Controls segment.
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

Note 3 - Receivables
Receivables consist of:

	June 30, 2018	September 30, 2017
Accounts receivable	$293,967	$286,773
Long-term contract receivables:
Amounts billed	138,862	148,087
Unbilled recoverable costs and accrued profits	297,527	282,154
Total long-term contract receivables	436,389	430,241
Other	31,987	15,077
Total receivables	762,343	732,091
Less allowance for doubtful accounts	(4,888)	(4,351)
Receivables	$757,455	$727,740
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
Note 4 - Inventories
Inventories, net of reserves, consist of:

	June 30, 2018	September 30, 2017
Raw materials and purchased parts	$187,483	$189,517
Work in progress	251,865	229,202
Finished goods	75,230	70,408
Inventories	$514,578	$489,127
There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of June 30, 2018 or September 30, 2017.

Note 5 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at September 30, 2017	$181,375	$259,951	$332,942	$774,268
Acquisitions	—	3,769	17,541	21,310
Foreign currency translation	(780)	(96)	(3,876)	(4,752)
Balance at June 30, 2018	$180,595	$263,624	$346,607	$790,826
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
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at June 30, 2018.
Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at June 30, 2018.
The gross carrying amounts, accumulated amortization and amortization expense in the disclosures below reflect the full write off of intangible assets in relation to restructuring actions taken in our Industrial Systems segment. We recorded this charge during the second quarter of 2018 based on the expected cash flows over the remaining life of the assets. Refer to Note 11, Restructuring, for additional disclosures.
The components of intangible assets are as follows:

		June 30, 2018		September 30, 2017
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$148,558	$(97,083)	$175,872	$(128,019)
Technology-related	10	72,722	(50,766)	71,924	(55,069)
Program-related	19	65,676	(33,168)	66,458	(30,675)
Marketing-related	8	24,945	(18,842)	26,552	(19,251)
Other	10	4,333	(3,537)	4,379	(3,353)
Intangible assets	12	$316,234	$(203,396)	$345,185	$(236,367)

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
Amortization of acquired intangible assets was $4,127 and $13,398 for the three and nine months ended June 30, 2018 and $4,680 and $13,880 for the three and nine months ended July 1, 2017. Based on acquired intangible assets recorded at June 30, 2018, amortization is expected to be approximately $17,400 in 2018, $15,300 in 2019, $12,900 in 2020, $10,700 in 2021 and $9,100 in 2022.

Note 6 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	June 30, 2018	September 30, 2017
U.S. revolving credit facility	$430,000	$540,110
Senior notes	300,000	300,000
Securitization program	130,000	120,000
Obligations under capital leases	962	306
Senior debt	860,962	960,416
Less deferred debt issuance cost	(2,144)	(3,468)
Less current installments	(393)	(295)
Long-term debt	$858,425	$956,653
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
At June 30, 2018, we had $300,000 aggregate principal amount of 5.25% senior notes due December 1, 2022 with interest paid semiannually on June 1 and December 1 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations.
The Securitization Program matures on October 23, 2019 and effectively increases our borrowing capacity by up to $130,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of June 30, 2018, our minimum borrowing requirement was $104,000.

Note 7 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Warranty accrual at beginning of period	$28,255	$23,272	$25,848	$21,363
Additions from acquisitions	—	433	—	433
Warranties issued during current period	3,451	4,030	11,488	12,185
Adjustments to pre-existing warranties	(80)	(124)	(325)	(495)
Reductions for settling warranties	(3,219)	(4,046)	(9,141)	(9,509)
Foreign currency translation	(701)	420	(164)	8
Warranty accrual at end of period	$27,706	$23,985	$27,706	$23,985
Note 8 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At June 30, 2018, we had interest rate swaps with notional amounts totaling $150,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.87%, including the applicable margin of 1.63% as of June 30, 2018. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times through June 23, 2020.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, we had outstanding foreign currency forwards with notional amounts of $40,088 at June 30, 2018. These contracts mature at various times through February 28, 2020.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. To mitigate the exposure in foreign currencies, we had an outstanding net investment hedge in Euro, with a notional amount of $27,227 at June 30, 2018, maturing in our fourth quarter of 2018.
These interest rate swaps, foreign currency contracts and net investment hedges are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCIL). These deferred gains and losses are reclassified into the consolidated condensed statements of earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2018 or 2017.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $122,408 at June 30, 2018. The foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net gain (loss)	$(1,028)	$(1,440)	$(4,037)	$(539)
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		June 30, 2018	September 30, 2017
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$370	$551
Foreign currency contracts	Other assets	28	50
Interest rate swaps	Other current assets	1,543	552
Interest rate swaps	Other assets	439	314
	Total asset derivatives	$2,380	$1,467
Foreign currency contracts	Other accrued liabilities	$1,824	$1,434
Foreign currency contracts	Other long-term liabilities	508	244
Interest rate swaps	Other accrued liabilities	—	10
Interest rate swaps	Other long-term liabilities	—	15
Net investment hedge	Other accrued liabilities	5	—
	Total liability derivatives	$2,337	$1,703
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$461	$95
Foreign currency contracts	Other accrued liabilities	$647	$383

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

	Classification	June 30, 2018	September 30, 2017
Foreign currency contracts	Other current assets	$831	$646
Foreign currency contracts	Other assets	28	50
Interest rate swaps	Other current assets	1,543	552
Interest rate swaps	Other assets	439	314
	Total assets	$2,841	$1,562
Foreign currency contracts	Other accrued liabilities	$2,471	$1,817
Foreign currency contracts	Other long-term liabilities	508	244
Interest rate swaps	Other accrued liabilities	—	10
Interest rate swaps	Other long-term liabilities	—	15
Net investment hedge	Other accrued liabilities	5	—
	Total liabilities	$2,984	$2,086
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At June 30, 2018, the fair value of long-term debt was $865,650 compared to its carrying value of $860,962. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 10 - Employee Benefit Plans
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
U.S. Plans
Service cost	$5,634	$6,044	$16,901	$18,087
Interest cost	8,073	7,659	24,219	22,930
Expected return on plan assets	(13,575)	(13,627)	(40,726)	(40,882)
Amortization of prior service cost (credit)	46	46	140	140
Amortization of actuarial loss	6,903	8,465	20,707	25,303
Pension expense for U.S. defined benefit plans	$7,081	$8,587	$21,241	$25,578
Non-U.S. Plans
Service cost	$1,486	$1,499	$4,475	$4,545
Interest cost	1,066	794	3,213	2,291
Expected return on plan assets	(1,260)	(1,180)	(3,793)	(3,433)
Amortization of prior service cost (credit)	(15)	(26)	(44)	(80)
Amortization of actuarial loss	630	1,145	1,902	3,374
Curtailment gain	—	(150)	—	(150)
Pension expense for non-U.S. defined benefit plans	$1,907	$2,082	$5,753	$6,547
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
U.S. defined contribution plans	$4,374	$3,926	$12,482	$11,182
Non-U.S. defined contribution plans	1,460	1,534	4,719	4,366
Total pension expense for defined contribution plans	$5,834	$5,460	$17,201	$15,548
Contributions for all of our U.S. defined benefit pension plans are expected to be approximately $149,000 in 2018.

Note 11 - Restructuring
In 2018, we initiated restructuring actions in conjunction with exiting the wind pitch control business within our Industrial Systems segment. These actions will result in workforce reductions, principally in Germany and China. Charges taken consist of $9,727 of non-cash inventory reserves, $12,316 of non-cash charges for the impairment of intangible assets, $2,203 of non-cash charges, primarily for the impairment of long-lived assets, $6,039 for severance and $1,951 for other costs.
Restructuring activity for severance and other costs is as follows:

	Aircraft Controls	Industrial Systems	Corporate	Total
Balance at September 30, 2017	$130	$—	$1,038	$1,168
Charged to expense - 2018 plan	—	32,236	—	32,236
Non-cash charges - 2018 plan	—	(24,246)	—	(24,246)
Cash payments - 2018 plan	—	(354)	—	(354)
Cash payments - 2016 plan	(130)	—	(446)	(576)
Foreign currency translation	—	(206)	—	(206)
Balance at June 30, 2018	$—	$7,430	$592	$8,022
As of June 30, 2018, the restructuring accrual consists of $592 for the 2016 plan and $7,430 for the 2018 plan. Restructuring for all plans is expected to be paid by September 28, 2019.
Note 12 - Income Taxes
The effective tax rates for the three and nine months ended June 30, 2018 were 25.8% and 56.4%, respectively. The effective tax rate for the nine months ended June 30, 2018 is higher than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily due to the enactment of the Tax Cuts and Jobs Act (the "Act") of 2017 and limited tax benefits associated with the restructuring charges taken in foreign jurisdictions of our Industrial Systems segment.
The Act was enacted on December 22, 2017. It reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of June 30, 2018, we have not completed the accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on the one-time transition tax, withholding taxes on earnings deemed to be repatriated and existing deferred tax balances. These amounts are provisional and subject to change as the determination of the impact of the income tax effects will require additional analysis of historical records, annual data and further interpretation of the Act from yet to be issued U.S. Treasury regulations.
During the nine months ended June 30, 2018, we recorded a $31,300 one-time transition tax on undistributed foreign earnings deemed to be repatriated and a tax charge of $16,085 as an additional provision for taxes on undistributed earnings not considered to be permanently reinvested. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities is not practicable. These charges are partially offset by a $9,487 benefit due to the remeasurement of deferred tax assets and liabilities arising from a lower U.S. corporate tax rate, which took into account our decision to accelerate pension contributions into our 2017 pension plan year. This allows the pension contribution tax deduction to be taken in our 2017 federal income tax return which is taxed at the 35% federal rate.
The effective tax rate for the three and nine months ended July 1, 2017 were 17.0% and 23.4%, respectively. The effective tax rate for these periods are lower than would be expected by applying the U.S. federal statutory tax rate to earnings before income taxes primarily from the tax benefits associated with divesting non-core businesses in Space and Defense Controls and the recognition and timing of U.S. tax incentives.

Note 13 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the nine months ended June 30, 2018 are as follows:

	Accumulated foreign currency translation (1)	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 30, 2017	$(83,166)	$(251,865)	$(460)	$(335,491)
Other comprehensive income (loss) before reclassifications	(10,101)	330	(640)	(10,411)
Amounts reclassified from AOCIL	—	15,688	548	16,236
Other comprehensive income (loss)	(10,101)	16,018	(92)	5,825
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings (2)	—	(47,209)	132	(47,077)
AOCIL at June 30, 2018	$(93,267)	$(283,056)	$(420)	$(376,743)
(1) Net gains and losses on net investment hedges are recorded as cumulative translation adjustments in AOCIL to the extent that the instruments are effective in hedging the designated risk.
(2) In the second quarter of 2018, we early adopted ASU 2018-02 and reclassified the stranded deferred tax effects resulting from the Tax Cuts and Jobs Act to retained earnings.
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Nine Months Ended
	Statement of earnings classification	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Retirement liability:
Prior service cost (credit)		$(86)	$22	$(257)	$61
Actuarial losses		7,405	9,488	22,224	28,311
Reclassification from AOCIL into earnings (1)		7,319	9,360	21,967	28,222
Tax effect		(1,791)	(3,450)	(6,279)	(10,301)
Net reclassification from AOCIL into earnings		$5,528	$5,910	$15,688	$17,921
Derivatives:
Foreign currency contracts	Sales	$(122)	$801	$(378)	$3,255
Foreign currency contracts	Cost of sales	428	582	1,626	1,713
Interest rate swaps	Interest	(259)	20	(375)	198
Reclassification from AOCIL into earnings		47	1,403	873	5,166
Tax effect		(18)	(384)	(325)	(1,357)
Net reclassification from AOCIL into earnings		$29	$1,019	$548	$3,809
(1) The reclassifications are included in the computation of net periodic pension cost and postretirement benefit cost.
The amounts deferred in AOCIL are as follows:

	Net deferral in AOCIL - effective portion
	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign currency contracts	$(1,246)	$68	$(2,073)	$(2,041)
Interest rate swaps	223	(151)	1,470	612
Net gain (loss)	(1,023)	(83)	(603)	(1,429)
Tax effect	247	77	(37)	453
Net deferral in AOCIL of derivatives	$(776)	$(6)	$(640)	$(976)

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
Note 15 - Earnings per Share
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic weighted-average shares outstanding	35,762,918	35,847,842	35,768,471	35,868,315
Dilutive effect of equity-based awards	380,449	364,937	406,288	372,479
Diluted weighted-average shares outstanding	36,143,367	36,212,779	36,174,759	36,240,794
For the three and nine months ended June 30, 2018, there were 25,570 and 19,780 common shares from equity-based awards, respectively, excluded from the calculation of diluted earnings per share as they would be anti-dilutive. For the three and nine months ended July 1, 2017, there were 67,597 and 94,273 common shares from equity-based awards, respectively, excluded from the calculation of diluted earnings per share as they would be anti-dilutive.
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
Below are sales and operating profit by segment for the three and nine months ended June 30, 2018 and July 1, 2017 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.
Refer to Note 11, Restructuring, for the impact of amounts charged to expense that are reflected in the operating profit of the Industrial Systems segment.

	Three Months Ended		Nine Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
Aircraft Controls	$299,605	$282,555	$889,578	$840,666
Space and Defense Controls	149,815	128,049	426,735	389,473
Industrial Systems	242,598	215,579	692,289	618,117
Net sales	$692,018	$626,183	$2,008,602	$1,848,256
Operating profit:
Aircraft Controls	$33,342	$29,080	$97,590	$83,372
Space and Defense Controls	16,513	12,789	49,643	33,258
Industrial Systems	24,283	21,726	37,479	64,154
Total operating profit	74,138	63,595	184,712	180,784
Deductions from operating profit:
Interest expense	8,850	8,654	26,585	25,789
Equity-based compensation expense	894	997	4,394	4,151
Corporate and other expenses, net	9,439	5,671	25,275	17,880
Earnings before income taxes	$54,955	$48,273	$128,458	$132,964
The amounts reclassified for net sales and operating profit as a result of the revised segment reporting structure for the three and nine months ended July 1, 2017 are as follows:

	Three Months Ended	Nine Months Ended
Net sales:
Space and Defense Controls	$33,531	$96,177
Industrial Systems	93,089	267,797
Total	$126,620	$363,974

Operating profit:
Space and Defense Controls	$2,784	$5,669
Industrial Systems	9,255	28,664
Total	$12,039	$34,333
Segment assets for Space and Defense Controls and Industrial Systems are approximately $645,000 and $1,120,000, respectively, as of June 30, 2018, primarily as a result of the change to our segment reporting structure. Corporate assets not allocated to our reporting segments, have decreased from $270,411 as of September 30, 2017 to approximately $81,000 as of June 30, 2018, primarily as a result of the repayment of debt and defined benefit pension contributions.

Note 17 - Related Party Transactions
On November 20, 2017, John Scannell was elected to the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which for the nine months ended June 30, 2018 totaled $16,790. At June 30, 2018, we held a $15,000 interest rate swap with M&T Bank and outstanding leases with a total original cost of $28,984. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 6, Indebtedness.
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
We are contingently liable for $44,232 of standby letters of credit issued by a bank to third parties on our behalf at June 30, 2018.
Note 19 - Subsequent Event
On July 26, 2018, the Board of Directors declared a $0.25 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on September 4, 2018 to shareholders of record at the close of business on August 15, 2018.

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
On April 30, 2018, we acquired Electro-Optical Imaging, a designer and manufacturer of video trackers and imaging products, located in Florida, for $5 million. This operation is included in our Space and Defense Controls segment.
On March 29, 2018, we acquired a 100% ownership interest in VUES Brno s.r.o located in the Czech Republic, which includes a 74% ownership interest in a subsidiary located in Germany, for $64 million. VUES designs and manufactures customized electric motors, generators and solutions. This operation is included in our Industrial Systems segment.
On October 3, 2017, we, in collaboration with SIA Engineering Company, announced the joint venture company, Moog Aircraft Services Asia ("MASA"), in Singapore, of which we currently hold a 51% ownership. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems. As we hold a majority ownership in MASA, but share voting control, we are accounting for this investment using the equity method. At June 30, 2018, we have made total contributions of $5 million to MASA. This operation is included in our Aircraft Controls segment.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
(dollars and shares in millions, except per share data)	June 30, 2018	July 1, 2017	$ Variance	% Variance	June 30, 2018	July 1, 2017	$ Variance	% Variance
Net sales	$692	$626	$66	11%	$2,009	$1,848	$160	9%
Gross margin	28.5%	29.1%			28.6%	29.2%
Research and development expenses	$31	$36	$(5)	(15%)	$98	$108	$(10)	(10%)
Selling, general and administrative expenses as a percentage of sales	14.9%	14.2%			14.9%	14.1%
Interest expense	$9	$9	$—	2%	$27	$26	$1	3%
Restructuring expense	$(2)	$—	$(2)	n/a	$23	$—	$23	n/a
Other	$1	$—	$1	n/a	$—	$12	$(12)	(100%)
Effective tax rate	25.8%	17.0%			56.4%	23.4%
Net earnings attributable to Moog	$41	$40	$1	1%	$56	$103	$(47)	(46%)
Diluted earnings per share attributable to Moog	$1.13	$1.11	$0.02	2%	$1.55	$2.83	$(1.28)	(45%)
Net sales increased across all of our segments in the third quarter and in the first three quarters of 2018 compared to the third quarter and the first three quarters of 2017. Through the first three quarters of 2018, our recent acquisitions in Space and Defense Controls and Industrial Systems contributed an incremental $4 million and $22 million of sales, respectively.
Gross margin decreased in the third quarter of 2018 compared to the third quarter of 2017. Gross profit in the third quarter of 2018 includes a $2 million inventory write-down associated with the restructuring expense in Industrial Systems. In addition, Aircraft Controls' gross margin declined due to pricing pressure on military OEM programs as well as lower amounts of legacy commercial sales, offset partially by incremental margins from higher commercial aftermarket sales. In the first three quarters of 2018 compared to the first three quarters of 2017, gross margin excluding the inventory write-down was relatively unchanged. An improved sales mix in Industrial Systems was offset by a negative sales mix in Space and Defense Controls.
Research and development expenses decreased in the third quarter and in the first three quarters of 2018 compared to the same periods of 2017. Within Aircraft Controls, research and development expenses decreased $7 million and $15 million, respectively, as we had lower activity across our major commercial development programs. The reduced spend was partially offset by increases in research and development activities across our other two segments.
Selling, general and administrative expenses as a percentage of sales increased in the third quarter and in the first three quarters of 2018 compared to the same periods of 2017. This increase is due to higher planned selling expense in select growth markets, primarily in Industrial Systems, acquisition-related expenses and higher healthcare costs.
In the second quarter of 2018, we decided to phase out our participation in the wind pitch control business over the remainder of our fiscal year. Through the second and third quarters of 2018, we incurred $32 million of restructuring expense in Industrial Systems. Of the total expense, the charges consist of $10 million of non-cash inventory reserves, $12 million of non-cash charges for the impairment of intangible assets, $2 million of non-cash charges, primarily for the impairment of long-lived assets, $6 million for severance and $2 million for other costs.
Other expense in first three quarters of 2017 included losses associated with selling our non-core businesses in Space and Defense Controls.
The effective tax rate in the first three quarters of 2018 was significantly impacted by the enactment of the Tax Cuts and Jobs Act of 2017. Excluding the one-time special impacts due to the Act, the effective tax rate for the first three quarters of 2018 was 26.8%. The effective tax rate was also impacted by limited tax benefits associated with the restructuring charges taken in foreign jurisdictions of our Industrial Systems segment.
Our effective tax rates in 2017 include the benefits associated with divesting non-core businesses in Space and Defense Controls and the recognition and timing of U.S. tax incentives.

Other comprehensive income in the third quarter of 2018 includes $41 million of foreign currency translation loss, whereas other comprehensive income in the third quarter of 2017 includes $33 million of foreign currency translation income. Foreign currency translation adjustments decreased $74 million and is primarily attributable to changes in the Euro and the British Pound.

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
Aircraft Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 30, 2018	July 1, 2017	$ Variance	% Variance	June 30, 2018	July 1, 2017	$ Variance	% Variance
Net sales - military aircraft	$144	$130	$14	11%	$424	$394	$30	8%
Net sales - commercial aircraft	156	153	3	2%	466	447	19	4%
	$300	$283	$17	6%	$890	$841	$49	6%
Operating profit	$33	$29	$4	15%	$98	$83	$14	17%
Operating margin	11.1%	10.3%			11.0%	9.9%
Backlog					$726	$543	$183	34%
Aircraft Controls' net sales increased in the third quarter of 2018 compared to the third quarter of 2017, driven primarily by increases in military OEM and aftermarket sales. Aircraft Controls' net sales also increased in the first three quarters of 2018 compared to the first three quarters of 2017, driven by increased military OEM and commercial aftermarket sales.
In the third quarter of 2018 compared to the third quarter of 2017, military OEM sales increased $9 million and military aftermarket sales increased $5 million. Higher production for the F-35 OEM program increased sales $10 million. Also in the third quarter, higher spares orders for the F-18 and V-22 programs contributed to the higher aftermarket sales. Additionally in the third quarter of 2018, sales in commercial aftermarket increased $7 million due to higher initial provisioning orders for the Airbus A350 and recapture activities on legacy Boeing programs. However, declining volumes on legacy Boeing and Airbus programs decreased commercial OEM sales by $4 million.
Through the first three quarters of 2018 compared to the same period of 2017, military OEM sales increased $31 million. Higher foreign military sales and contract awards for navigational aides products increased sales $16 million, and higher production levels on the F-35 program increased sales $10 million. Through the first three quarters of 2018, commercial aftermarket sales increased $25 million driven by recapture activities and higher initial provisioning orders. Partially offsetting these increases was a $6 million decline in commercial OEM sales, as declining volumes on legacy Boeing and Airbus programs surpassed volume increases on newer programs.
Operating margin in the third quarter of 2018 increased compared to the third quarter of 2017. Operating profit benefited from lower research and development expenses, as we had lower activity on our major commercial development programs, and higher foreign military OEM and commercial aftermarket sales. However, these impacts were partially offset by pricing pressure on military OEM programs as well as lower amounts of legacy commercial sales. Operating margin in the first three quarters of 2018 increased compared to the operating margin in the first three quarters of 2017. Research and development expenses decreased $15 million due to lower activity on our major commercial development programs. Additionally, operating profit benefited from higher amounts of foreign military sales.
The increase of twelve-month backlog for Aircraft Controls at June 30, 2018 compared to July 1, 2017 is due to the timing of military orders, especially for the F-35.

Space and Defense Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 30, 2018	July 1, 2017	$ Variance	% Variance	June 30, 2018	July 1, 2017	$ Variance	% Variance
Net sales	$150	$128	$22	17%	$427	$389	$37	10%
Operating profit	$17	$13	$4	29%	$50	$33	$16	49%
Operating margin	11.0%	10.0%			11.6%	8.5%
Backlog					$453	$386	$67	17%
Space and Defense Controls' net sales increased in both of our markets in the third quarter and through the first three quarters of 2018 compared to the same periods of 2017.
In the third quarter of 2018 compared to the third quarter of 2017, sales in our defense market increased $12 million. Specifically, security sales increased $8 million due to the Electro-Optical Imaging acquisition as well as higher legacy security product sales. Also, higher orders for defense components increased sales $3 million. Additionally in the third quarter of 2018, sales within our space market increased $9 million. Specifically, higher development work on launch vehicles increased sales $7 million and new satellite avionics programs also increased sales $6 million. These sales increases were partially offset by $5 million associated with the lost sales of our 2017 divested non-core businesses.
Through the first three quarters of 2018 compared to the first three quarters of 2017, sales increased $21 million in our space market. New satellite avionic orders and higher launch vehicle work more than offset $15 million of lost sales associated with the 2017 divested operations. Through the first three quarters of 2018, sales increased $17 million in our defense market. Higher orders for defense components and security programs increased sales $21 million, partially offset by the timing of naval product sales.
Operating margin increased in the third quarter of 2018 compared to the third quarter of 2017. Lower operating expenses as a percentage of sales offset a negative sales mix, as the prior year's defense production programs have since wound down. Operating margin increased in the first three quarters of 2018 compared to the same period of 2017 due to the absence of last year's losses associated with selling our non-core businesses. Operating margin excluding the losses would have been 12.0% in 2017.
Twelve-month backlog for Space and Defense Controls at June 30, 2018 compared to July 1, 2017 increased due to higher orders for defense components, security and missile programs.

Industrial Systems

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 30, 2018	July 1, 2017	$ Variance	% Variance	June 30, 2018	July 1, 2017	$ Variance	% Variance
Net sales	$243	$216	$27	13%	$692	$618	$74	12%
Operating profit (loss)	$24	$22	$3	12%	$37	$64	$(27)	(42%)
Operating margin	10.0%	10.1%			5.4%	10.4%
Backlog					$296	$245	$51	21%
Industrial Systems' net sales increased in all our markets, except for our simulation and test market, in the third quarter and in the first three quarters of 2018 compared to the same periods of 2017. Stronger foreign currencies, primarily the Euro relative to the U.S. Dollar, increased sales $6 million and $22 million in the third quarter and first three quarters, respectively. Additionally, the recent acquisitions of Rotary Transfer Systems and Vues Brno s.r.o increased sales, primarily in our industrial automation market, $10 million and $22 million in the third quarter and first three quarters, respectively.
Excluding the currency effects on sales in the third quarter and in the first three quarters of 2018 compared to the same periods of 2017, sales increased in our industrial automation market $11 million and $24 million, respectively. The increases were primarily driven by our acquisitions, as well as the stronger macro economic growth. Sales also increased $8 million and $15 million, respectively, in our medical market driven by higher orders for our components and devices. In addition, sales increased $8 million and $14 million, respectively, in our energy market driven by increased shipments for energy generation and exploration products. Finally, sales decreased $8 million and $4 million, respectively, in our simulation and test market, due to the timing of revenue recognition.
In the second quarter of 2018, we decided to phase out our participation in the wind pitch control business over the remainder of our fiscal year. Through the second and third quarters of 2018, we incurred $32 million of restructuring expense in Industrial Systems. Of the total expense, the charges consist of $10 million of non-cash inventory reserves, $12 million of non-cash charges for the impairment of intangible assets, $2 million of non-cash charges, primarily for the impairment of long-lived assets, $6 million for severance and $2 million for other costs.
Operating margin was relatively flat in the third quarter of 2018 compared to the third quarter of 2017. Incremental margin from the higher sales was offset by higher operating expenses, including higher consulting and selling activities, a $3 million contract adjustment and additional charges associated with exiting the wind pitch control business. Operating margin decreased in the first three quarters of 2018 compared to the first three quarters of 2017 due to charges associated with exiting the wind pitch control business. Excluding the effect of this expense, operating margin would have been 10.0% through the first three quarters of 2018, as higher operating expenses were partially offset by incremental margin from higher sales volumes.
The higher level of twelve-month backlog in Industrial Systems at June 30, 2018 compared to July 1, 2017 is due to higher orders from our recent acquisitions within our industrial automation market and for our industrial components products.

CONSOLIDATED AND SEGMENT OUTLOOK

			2018 vs. 2017
(dollars in millions)	2018	2017	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,195	$1,125	$70	6%
Space and Defense Controls	577	529	48	9%
Industrial Systems	934	843	91	11%
	$2,707	$2,498	$209	8%
Operating profit:
Aircraft Controls	$130	$114	$16	14%
Space and Defense Controls	68	49	19	40%
Industrial Systems	63	88	(25)	(28%)
	$260	$250	$10	4%
Operating margin:
Aircraft Controls	10.8%	10.1%
Space and Defense Controls	11.8%	9.2%
Industrial Systems	6.7%	10.4%
	9.6%	10.0%
2018 Outlook – We expect that all three segments will contribute to higher sales in 2018, driven primarily by industrial automation sales in Industrial Systems and military OEM sales in Aircraft Controls. We expect 2018 operating margin will decrease due to the restructuring expense in Industrial Systems. Operating margin excluding the effect of this expense will be 10.8%, as margin expansion will be driven by the absence of 2017's losses associated with divesting non-core businesses, as well as incremental margin from higher sales. We expect that the impact of the Tax Cuts and Jobs Act will result in an unusually high effective tax rate of 48% in 2018. This will result in a 32% decrease in net earnings attributable to common shareholders to $97 million, and diluted earnings per share will range between $2.57 and $2.77 with a midpoint of $2.67. Excluding the impacts from the restructuring charge and the special impacts from the Tax Act, we expect an effective tax rate of 26.8%, net earnings attributable to common shareholders of $160 million and diluted earnings per share will range between $4.32 and $4.52, with a midpoint of $4.42, an increase of 13% compared to 2017.
2018 Outlook for Aircraft Controls – We expect 2018 sales in Aircraft Controls will increase primarily due to higher military OEM sales, driven by the continued ramp up of the F-35 program and by higher sales volumes on various other legacy programs. Partially offsetting the increases is an expected sales decline of legacy Boeing OEM programs. We expect 2018 operating margin will increase compared to 2017. We expect that research and development costs will decrease $16 million. However, we expect a negative sales mix, as sales on our mature commercial programs are replaced with sales growth on newer commercial programs.
2018 Outlook for Space and Defense Controls – We expect 2018 sales in Space and Defense Controls will increase due to sales growth from launch vehicles and satellite programs. Also, within our defense market, we expect higher security products and missile systems sales. We expect 2018 operating margin will increase, as the prior year's losses associated with divesting non-core businesses do not repeat.
2018 Outlook for Industrial Systems – We expect 2018 sales in Industrial Systems to increase across all of our major markets, led primarily by growth in our industrial automation products. We expect favorable currency adjustments and the recent acquisitions of Rotary Transfer Systems and VUES Brno s.r.o to contribute to the sales growth. We expect 2018 operating margin will decrease due to the wind restructuring expenses. Operating margin excluding this expense will decrease slightly to 10.2% as higher operating expenses are partially offset by the incremental margin from higher sales volumes.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
(dollars in millions)	June 30, 2018	July 1, 2017	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$46	$169	$(123)	(73%)
Investing activities	(122)	(83)	(39)	48%
Financing activities	(137)	(68)	(69)	102%
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At June 30, 2018, our cash balances were $157 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments. Due to provisions in the Tax Cuts and Jobs Act, we plan to continue to repatriate substantial amounts of our existing offshore cash and future earnings back to the U.S. Through the first three quarters of 2018, we have repatriated $144 million.
Operating activities
Net cash provided by operating activities decreased through the first three quarters of 2018 compared to the same period of 2017. Cash used by pension and retirement liabilities increased $104 million due to incremental pension contributions in the second and third quarters of 2018. Also, cash provided by inventory decreased $32 million, as higher volumes on new programs in Aircraft Controls and delays on shipments in Space and Defense Controls resulted in more inventory.
Investing activities
Net cash used by investing activities in the first three quarters of 2018 included $71 million for capital expenditures and $48 million for the acquisitions in our Industrial Systems and Space and Defense segments, while net cash used by investing activities in 2017 included $45 million for capital expenditures and $41 million for the acquisition in Industrial Systems.
We expect our 2018 capital expenditures to be approximately $95 million, due to facilities investments supporting the increased production of the F-35 program, as well as engine propulsion testing.
Financing activities
Net cash used by financing activities in the first three quarters of both 2018 and 2017 include net payments on our credit facility. Also, we expect to pay approximately $18 million of cash dividends in 2018.
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
Our U.S. revolving credit facility matures on June 28, 2021. The U.S. revolving credit facility has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $430 million at June 30, 2018. The weighted-average interest rate on all of the outstanding credit facility borrowings was 3.69% and is based on LIBOR plus the applicable margin, which was 1.63% at June 30, 2018. The credit facility is secured by substantially all of our U.S. assets.
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
At June 30, 2018, we had $638 million of unused capacity, including $626 million from the U.S. revolving credit facility after considering standby letters of credit. However, our leverage ratio covenant limits our total borrowing capacity to $453 million as of June 30, 2018.
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
We have a trade receivables securitization facility (the "Securitization Program"), which matures on October 23, 2019. The Securitization Program provides up to $130 million of borrowing capacity and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. We had an outstanding balance of $130 million at June 30, 2018. The Securitization Program has a minimum borrowing requirement, which was $104 million at June 30, 2018. Interest on the secured borrowings under the Securitization Program was 2.92% at June 30, 2018 and is based on 30-day LIBOR plus an applicable margin.
Net debt to capitalization was 36% at June 30, 2018 and 33% at September 30, 2017. The increase in net debt to capitalization is principally due to the use of cash for incremental pension contributions to fund our primary U.S. defined benefit pension plan.
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
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases that includes both Class A and Class B common stock, and allows us to buy up to an aggregate 13 million common shares. Under this program, we have purchased approximately 9.7 million shares for $650 million as of June 30, 2018.

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
Reductions in the U.S. Department of Defense's mandatory and discretionary budgeted spending, which became effective on March 1, 2013, resulting from the Budget Control Act of 2011, has had ramifications for the domestic aerospace and defense market. As originally passed, the Budget Control Act provided that, in addition to an initial significant reduction in future domestic defense spending, further automatic cuts to defense spending authorization (which is generally referred to as sequestration) of approximately $500 billion through the Federal Government's 2021 fiscal year would be triggered by the failure of Congress to produce a deficit reduction bill. The sequestration spending cuts were intended to be uniform by category for programs, projects and activities within accounts. The Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015 provided stability and modest growth in Department of Defense spending through 2017. However, future budgets beyond 2017 are uncertain with respect to the overall levels of defense spending. Currently, we expect approximately $750 million of U.S. defense sales in 2018.
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
The energy market we serve is affected by changing oil and natural gas prices, global urbanization, the resulting change in supply and demand for global energy and the political climate and corresponding public support for investments in renewable energy generation capacity. Historically, drivers for global growth include investments in power generation infrastructure, including renewable energy, and exploration in search of new oil and gas resources. However, the significant decline in the price of crude oil has reduced investment in exploration activities. This reduced investment has directly affected our energy business. Currently, we expect approximately $39 million of oil exploration-related sales in 2018, down from approximately $100 million in 2014.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-quarter of our 2017 sales were denominated in foreign currencies. During the first nine months of 2018, average foreign currency rates generally strengthened against the U.S. dollar compared to 2017. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $31 million compared to the same period one year ago.

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended June 30, 2018.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
April 1, 2018 - April 30, 2018	—	$—	—	3,349,719
May 1, 2018 - May 31, 2018	1,110	82.93	—	3,349,719
June 1, 2018 - June 30, 2018	6,774	78.24	—	3,349,719
Total	7,884	$78.90	—	3,349,719

(1)
Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") at average prices as follows: 6,774 shares at $78.24 per share during June.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In May, we accepted delivery of 1,110 shares at $82.93 per share, in connection with the exercise of equity-based awards.

(3)
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases up to an aggregate 13 million common shares. The program permits the purchase of shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

Item 5. Other Information.
On July 26, 2018, the Board of Directors of the Company approved the First Amendment to the Moog Inc. Defined Contribution Supplemental Executive Retirement Plan. The amendment defines provisions about change of control and contribution payments to be made in the event of a change of control and an involuntary termination of employment. See Exhibit 10.2 at Item 6, Exhibits of Part II Other Information of this report.

On July 26, 2018, the Board of Directors of the Company approved the First Amendment to the Moog Inc. Management Short Term Incentive Plan. The amendment allows for a discretionary bonus to be awarded for 2018, with an appropriate subtraction to any 2019 bonus, primarily to account for impacts on the financial performance of the Company in 2018 resulting from the Tax Cuts and Jobs Act of 2017. See Exhibit 10.3 at Item 6, Exhibits of Part II Other Information of this report.

Item 6. Exhibits.

(a)	Exhibits
	3.1	Restated By-laws of Moog Inc., as amended, effective May 8, 2018.
	10.1	Amendment No. 1 to Moog Inc. Stock Employee Compensation Trust, effective May 8, 2018.
	10.2	First Amendment to the Moog Inc. Defined Contribution Supplemental Executive Retirement Plan, effective July 26, 2018.
	10.3	First Amendment to the Moog Inc. Management Short Term Incentive Plan, effective July 26, 2018.
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

(101.INS)	XBRL Instance Document

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
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

Moog Inc.

(Registrant)

Date:	July 27, 2018	By	/s/ John R. Scannell
John R. Scannell
Chairman Chief Executive Officer (Principal Executive Officer)

Date:	July 27, 2018	By	/s/ Donald R. Fishback
Donald R. Fishback
Vice President Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2018	By	/s/ Jennifer Walter
Jennifer Walter
Vice President - Finance Controller (Principal Accounting Officer)