Form 10-Q
period 2018-12-29
MOOG INC.
filed 2019-01-25
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
___________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018

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
Yes ☐    No ☒

The number of shares outstanding of each class of common stock as of January 22, 2019 was:
Class A common stock, $1.00 par value, 32,445,022 shares
Class B common stock, $1.00 par value, 2,405,689 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
(dollars in thousands, except share and per share data)	December 29, 2018	December 30, 2017
Net sales	$679,676	$627,535
Cost of sales	480,174	443,150
Gross profit	199,502	184,385
Research and development	31,876	32,334
Selling, general and administrative	96,326	94,619
Interest	9,682	8,646
Other	3,434	952
Earnings before income taxes	58,184	47,834
Income taxes	14,115	46,535
Net earnings	$44,069	$1,299

Net earnings per share
Basic	$1.27	$0.04
Diluted	$1.25	$0.04

Average common shares outstanding
Basic	34,815,255	35,772,406
Diluted	35,125,829	36,201,054
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 29, 2018	December 30, 2017
Net earnings	$44,069	$1,299
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(9,387)	10,364
Retirement liability adjustment	4,819	4,256
Change in accumulated income (loss) on derivatives	664	1,234
Other comprehensive income (loss), net of tax	(3,904)	15,854
Comprehensive income (loss)	$40,165	$17,153
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	December 29, 2018	September 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$110,759	$125,584
Receivables	867,415	793,911
Inventories	467,811	512,522
Prepaid expenses and other current assets	45,505	44,404
Total current assets	1,491,490	1,476,421
Property, plant and equipment, net of accumulated depreciation of $819,733 and $816,837, respectively	554,725	552,865
Goodwill	791,200	797,217
Intangible assets, net	90,591	95,537
Deferred income taxes	15,902	17,328
Other assets	23,596	24,680
Total assets	$2,967,504	$2,964,048
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$2,126	$3,623
Current installments of long-term debt	326	365
Accounts payable	199,435	213,982
Accrued compensation	128,763	147,765
Contract advances	183,855	151,687
Contract and contract-related loss reserves	42,683	42,258
Other accrued liabilities	119,622	120,944
Total current liabilities	676,810	680,624
Long-term debt, excluding current installments	815,107	858,836
Long-term pension and retirement obligations	117,887	117,471
Deferred income taxes	49,333	46,477
Other long-term liabilities	35,103	35,654
Total liabilities	1,694,240	1,739,062
Commitments and contingencies (Note 19)	—	—
Shareholders’ equity
Common stock - Class A	43,786	43,785
Common stock - Class B	7,494	7,495
Additional paid-in capital	487,284	502,257
Retained earnings	2,023,803	1,973,514
Treasury shares	(743,239)	(738,494)
Stock Employee Compensation Trust	(102,182)	(118,449)
Supplemental Retirement Plan Trust	(67,597)	(72,941)
Accumulated other comprehensive loss	(376,085)	(372,181)
Total shareholders’ equity	1,273,264	1,224,986
Total liabilities and shareholders’ equity	$2,967,504	$2,964,048
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 29, 2018	December 30, 2017
COMMON STOCK
Beginning and end of period	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	502,257	492,246
Issuance of treasury shares	(2,201)	(1,633)
Equity-based compensation expense	2,008	2,001
Adjustment to market - SECT, SERP and other	(14,780)	6,085
End of period	487,284	498,699
RETAINED EARNINGS
Beginning of period	1,973,514	1,847,819
Net earnings	44,069	1,299
Dividends	(8,703)	—
Adoption of ASC 606	14,923	—
End of period	2,023,803	1,849,118
TREASURY SHARES AT COST
Beginning of period	(738,494)	(739,157)
Class A and B shares issued related to compensation	5,796	2,681
Class A and B shares purchased	(10,541)	(2,734)
End of period	(743,239)	(739,210)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(118,449)	(89,919)
Issuance of shares	8,761	—
Purchase of shares	(1,930)	(3,823)
Adjustment to market	9,436	(5,248)
End of period	(102,182)	(98,990)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(72,941)	(12,474)
Adjustment to market	5,344	(837)
End of period	(67,597)	(13,311)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(372,181)	(335,491)
Other comprehensive income (loss)	(3,904)	15,854
End of period	(376,085)	(319,637)
TOTAL SHAREHOLDERS’ EQUITY	$1,273,264	$1,227,949

Consolidated Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended
(share data)	December 29, 2018	December 30, 2017
COMMON STOCK - CLASS A
Beginning of period	43,784,489	43,704,286
Conversion of Class B to Class A	946	11,300
End of period	43,785,435	43,715,586
COMMON STOCK - CLASS B
Beginning of period	7,495,224	7,575,427
Conversion of Class B to Class A	(946)	(11,300)
End of period	7,494,278	7,564,127
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(10,872,575)	(10,933,003)
Class A shares issued related to compensation	23,741	64,486
Class A shares purchased	(48,573)	(33,020)
End of period	(10,897,407)	(10,901,537)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(3,323,996)	(3,333,927)
Class B shares issued related to compensation	58,793	5,878
Class B shares purchased	(83,296)	(15)
End of period	(3,348,499)	(3,328,064)
SECT SHARES - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)
SECT SHARES - CLASS B COMMON STOCK
Beginning of period	(983,772)	(654,753)
Issuance of shares	107,577	—
Purchase of shares	(23,669)	(44,662)
End of period	(899,864)	(699,415)
SERP TRUST SHARES - CLASS B COMMON STOCK
Beginning and end of period	(876,170)	(150,000)

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 29, 2018	December 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$44,069	$1,299
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	17,848	17,487
Amortization	3,746	4,674
Deferred income taxes	92	37,617
Equity-based compensation expense	2,008	2,001
Other	1,020	1,563
Changes in assets and liabilities providing (using) cash:
Receivables	12,810	(10,350)
Inventories	(24,399)	(22,236)
Accounts payable	(13,774)	(14,393)
Contract advances	31,531	19,888
Accrued expenses	(17,898)	(27,233)
Accrued income taxes	511	6,965
Net pension and post retirement liabilities	7,068	(4,562)
Other assets and liabilities	(394)	31,450
Net cash provided by operating activities	64,238	44,170
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(24,375)	(21,084)
Other investing transactions	2,785	(506)
Net cash (used) by investing activities	(21,590)	(21,590)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (repayments)	(1,490)	—
Proceeds from revolving lines of credit	131,100	103,500
Payments on revolving lines of credit	(175,200)	(108,610)
Proceeds from long-term debt	—	10,000
Payments on long-term debt	(85)	(44)
Payment of dividends	(8,703)	—
Proceeds from sale of treasury stock	—	1,048
Purchase of outstanding shares for treasury	(9,450)	(2,734)
Proceeds from sale of stock held by SECT	6,636	—
Purchase of stock held by SECT	(1,930)	(3,823)
Net cash (used) by financing activities	(59,122)	(663)
Effect of exchange rate changes on cash	(473)	5,021
Increase (decrease) in cash, cash equivalents and restricted cash	(16,947)	26,938
Cash, cash equivalents and restricted cash at beginning of period	127,706	386,969
Cash, cash equivalents and restricted cash at end of period	$110,759	$413,907

SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$5,720	$—
See accompanying Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
Three Months Ended December 29, 2018
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended December 29, 2018 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 29, 2018. All references to years in these financial statements are to fiscal years.
Certain prior year amounts have been reclassified to conform to current year's presentation. Management does not consider the amounts reclassified to be material.

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

We adopted this standard using the modified retrospective method, under which prior years' results are not restated, but supplemental information is provided in our disclosures to present 2019 results before effect of the standard. In addition, a cumulative adjustment was made to shareholders' equity at the beginning of 2019. Supplemental information is provided in our disclosures to present 2019 results before effect of the standard.

Date adopted: Q1 2019
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

We adopted this standard retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Consolidated Condensed Statement of Earnings. Supplemental information is provided in our disclosures to present 2018 results before effect of the standard.

Date adopted: Q1 2019

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
In accordance with SEC Final Rule Release No. 33-10532, we have adopted Rule 3-04 of Regulation S-X during the first quarter of 2019 and have disclosed changes in the Consolidated Condensed Statement of Shareholders' Equity and the amount of dividends per share for each class of shares for all periods presented. Refer to Note 16, Earnings per Share and Dividends.

Impact of Recent Accounting Pronouncements Adopted

On September 30, 2018, we adopted ASC 606: Revenue from Contracts with Customers and the related amendments (ASC 606), using the modified retrospective method, as described above. ASC 606 was applied to contracts that were not completed as of September 29, 2018. Prior periods have not been restated and continue to be reported under the accounting standard in effect for those periods. Previously, we recognized revenue under ASC 605: Revenue Recognition (ASC 605).

The cumulative effect from the adoption of ASC 606 as of September 30, 2018 was as follows:

	September 29, 2018	Adjustments due to adoption of ASC 606	September 30, 2018
ASSETS
Receivables	$793,911	$89,121	$883,032
Inventories	512,522	(65,991)	446,531
Deferred income taxes	17,328	134	17,462
LIABILITIES AND SHAREHOLDERS’ EQUITY
Contract advances	$151,687	$921	$152,608
Contract and contract-related loss reserves	42,258	2,430	44,688
Other accrued liabilities	120,944	1,139	122,083
Deferred income taxes	46,477	3,851	50,328
Retained earnings	1,973,514	14,923	1,988,437

The table below represents the impact of the adoption of ASC 606 on the Consolidated Condensed Statement of Earnings for the three months ended December 29, 2018.

	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Net sales	$677,334	$2,342	$679,676
Cost of sales	477,879	2,295	480,174
Gross profit	199,455	47	199,502
Earnings before income taxes	58,137	47	58,184
Income taxes	14,103	12	14,115
Net earnings	$44,034	$35	$44,069

The table below represents the impact of the adoption of ASC 606 on the Consolidated Condensed Balance Sheet as of December 29, 2018.

	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
ASSETS
Current assets
Receivables	$773,865	$93,550	$867,415
Inventories	536,364	(68,553)	467,811
Total current assets	1,466,493	24,997	1,491,490
Deferred income taxes	16,005	(103)	15,902
Total assets	2,942,610	24,894	2,967,504
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Contract advances	$180,967	$2,888	$183,855
Contract and contract-related loss reserves	40,312	2,371	42,683
Other accrued liabilities	118,477	1,145	119,622
Total current liabilities	670,406	6,404	676,810
Deferred income taxes	46,020	3,313	49,333
Total liabilities	1,684,523	9,717	1,694,240
Shareholders’ equity
Retained earnings	2,008,845	14,958	2,023,803
Accumulated other comprehensive loss	(376,304)	219	(376,085)
Total shareholders’ equity	1,258,087	15,177	1,273,264
Total liabilities and shareholders’ equity	2,942,610	24,894	2,967,504

The table below represents the impact of the adoption of ASU 2017-07 on the Consolidated Condensed Statement of Earnings for the three months ended December 30, 2017.

	As Reported, December 30, 2017	Impact of Adoption	As Adjusted, December 30, 2017
Cost of sales	$443,426	$(276)	$443,150
Gross profit	184,109	276	184,385
Research and development	32,420	(86)	32,334
Selling, general and administrative	95,950	(1,331)	94,619
Other	(741)	1,693	952

The table below represents the impact of the adoption of ASU 2017-07 on operating profit and deductions from operating profit for the three months ended December 30, 2017.

	As Reported, December 30, 2017	Impact of Adoption	As Adjusted, December 30, 2017
Operating profit:
Aircraft Controls	$30,768	$275	$31,043
Space and Defense Controls	16,289	184	16,473
Industrial Systems	19,246	665	19,911
Total operating profit	$66,303	$1,124	$67,427
Deductions from operating profit:
Non-service pension expense	$—	$1,693	$1,693
Corporate and other expenses, net	$7,822	$(569)	$7,253

Note 2 - Revenue from Contracts with Customers

We recognize revenue from contracts with customers using the five-step model prescribed in ASC 606. This first step is identifying the contract. The identification of a contract with a customer requires an assessment of each party’s rights and obligations regarding the products or services to be transferred, including an evaluation of termination clauses and presently enforceable rights and obligations. Each party’s rights and obligations and the associated terms and conditions are typically determined in purchase orders. For sales that are governed by master supply agreements under which provisions define specific program requirements, purchase orders are issued under these agreements to reflect presently enforceable rights and obligations for the units of products and services being purchased.

Contracts are sometimes modified to account for changes in contract specifications and requirements. When this occurs, we assess the modification as prescribed in ASC 606 and determine whether the existing contract needs to be modified (and revenue cumulatively caught up), whether the existing contract needs to be terminated and a new contract needs to be created, or whether the existing contract remains and a new contract needs to be created. This is determined based on the rights and obligations within the modification as well as the associated transaction price.

The next step is identifying the performance obligations. A performance obligation is a promise to transfer goods or services to a customer that is distinct in the context of the contract, as defined by ASC 606. We identify a performance obligation for each promise in a contract to transfer a distinct good or service to the customer. As part of our assessment, we consider all goods and/or services promised in the contract, regardless of whether they are explicitly stated or implied by customary business practices. The products and services in our contracts are typically not distinct from one another due to their complexity and reliance on each other or, in many cases, we provide a significant integration service. Accordingly, many of our contracts are accounted for as one performance obligation. In limited cases, our contracts have more than one distinct performance obligation, which occurs when we perform activities that are not highly complex or interrelated or involve different product life cycles. Warranties are provided on certain contracts, but do not typically provide for services beyond standard assurances and are therefore not distinct performance obligations under ASC 606.

The third step is determining the transaction price, which represents the amount of consideration we expect to be entitled to receive from a customer in exchange for providing the goods or services. There are times when this consideration is variable, for example a volume discount, and must be estimated. Sales, use, value-added, and excise taxes are excluded from the transaction price, where applicable.

The fourth step is allocating the transaction price. The transaction price must be allocated to the performance obligations identified in the contract based on relative stand-alone selling prices when available, or an estimate for each distinct good or service in the contract when standalone prices are not available. Our contracts with customers generally require payment under normal commercial terms after delivery. Payment terms are typically within 30 to 60 days of delivery. The timing of satisfaction of our performance obligations does not significantly vary from the typical timing of payment.

The final step is the recognition of revenue. We recognize revenue as the performance obligations are satisfied. ASC 606 provides guidance to help determine if we are satisfying the performance obligation at a point in time or over time. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative use of the product or service. In essence, we recognize revenue when or as control of the promised goods or services transfer to the customer.

Under ASC 606, 63% of revenue was recognized over time for the three months ended December 29, 2018, using the cost-to-cost method of accounting. The over time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls as the assets are being created or enhanced. In addition, many of our large commercial contracts qualify for over time accounting as our performance does not create an asset with an alternative use and we have enforceable right to payment for performance completed to date. Our over time contracts are primarily firm fixed price.

Revenue is recognized on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods.

We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. We recognized $11,759 in revenue for the three months ended December 29, 2018 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three months ended December 29, 2018.

As of December 29, 2018, we had contract and contract-related loss reserves of $42,683. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level.

For the three months ended December 29, 2018, 37% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most significantly in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606 - the entity has a present right to payment; the customer has legal title; the customer has physical possession; the customer has the significant risks and rewards of ownership; and the customer has accepted the asset. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized. Inventory costs include all product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations. Shipping and handling costs are considered costs to fulfill a contract and not considered performance obligations. They are included in cost of sales as incurred.
Contract Assets and Liabilities
Unbilled receivables (contract assets) primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. These are included as Receivables on the Consolidated Condensed Balance Sheets. Contract advances (contract liabilities) relate to payments received from customers in advance of the satisfaction of performance obligations for a contract. We do not consider contract advances to be significant financing components as the intent of these payments in advance are for reasons other than providing a significant financing benefit and are customary in our industry.

Total contract assets and contract liabilities as of December 29, 2018 are as follows:

	December 29, 2018	September 30, 2018
Unbilled receivables	$420,093	$405,610
Contract advances	183,855	152,608
Net contract assets	$236,238	$253,002

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the period ended December 29, 2018, we recognized $47,508 of revenue that was included in the contract liability balance at the beginning of the period.
Remaining Performance Obligations
As of December 29, 2018, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied), also known as backlog, was approximately $2,100,000. We expect to recognize approximately 67% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 17, Segments, for disclosures related to disaggregation of revenue.
Note 3 - Acquisitions, Divestitures and Equity Method Investments
On April 30, 2018, we acquired Electro-Optical Imaging, a designer and manufacturer of video trackers and imaging products, located in Florida, for a purchase price, net of acquired cash, of $5,442. This operation is included in our Space and Defense Controls segment.
On March 29, 2018, we acquired a 100% ownership interest in VUES Brno s.r.o located in the Czech Republic, which included a 74% ownership interest in a subsidiary located in Germany. The purchase price, net of acquired cash, was $64,140, consisting of $42,961 in cash and $21,179 of assumed debt. VUES designs and manufactures customized electric motors, generators and solutions. This operation is included in our Industrial Systems segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period. On September 6, 2018, we acquired the remaining 26% noncontrolling interest for $1,843 in cash. The difference between the cash paid and the adjustment to the noncontrolling interest is reflected in additional paid-in capital.
On October 3, 2017, we, in collaboration with SIA Engineering Company, announced the joint venture company, Moog Aircraft Services Asia ("MASA"), in Singapore, of which we currently hold a 51% ownership. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems. As we hold a majority ownership in MASA, but share voting control, we are accounting for this investment using the equity method. At December 29, 2018, we have made total contributions of $5,100. This operation is included in our Aircraft Controls segment.
In the first quarter of 2019, we sold a non-core business of our Industrials Systems segment for $4,191 in cash and recorded a gain in other income of $2,641.

Note 4 - Receivables
Receivables consist of:

	December 29, 2018	September 29, 2018
Accounts receivable	$233,118	$295,180
Long-term contract receivables:
Billed receivables	202,000	156,414
Unbilled receivables	420,093	316,489
Total long-term contract receivables	622,093	472,903
Other	17,055	30,787
Less allowance for doubtful accounts	(4,851)	(4,959)
Receivables	$867,415	$793,911

We securitize certain trade receivables in transactions that are accounted for as secured borrowings (Securitization Program). We maintain a subordinated interest in a portion of the pool of trade receivables that are securitized. The retained interest, which is included in Receivables in the consolidated condensed balance sheets, is recorded at fair value, which approximates the total amount of the designated pool of accounts receivable. Refer to Note 7, Indebtedness, for additional disclosures related to the Securitization Program.
Note 5 - Inventories
Inventories, net of reserves, consist of:

	December 29, 2018	September 29, 2018
Raw materials and purchased parts	$190,249	$197,071
Work in progress	210,962	240,885
Finished goods	66,600	74,566
Inventories	$467,811	$512,522

There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the cost-to-cost method of accounting as of December 29, 2018 or September 29, 2018.

Note 6 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at September 29, 2018	$179,907	$261,732	$355,578	$797,217
Divestitures	—	—	(1,237)	(1,237)
Foreign currency translation	(1,339)	(22)	(3,419)	(4,780)
Balance at December 29, 2018	$178,568	$261,710	$350,922	$791,200

Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at December 29, 2018.
Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at December 29, 2018.
The components of intangible assets are as follows:

		December 29, 2018		September 29, 2018
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$134,356	$(97,123)	$135,379	$(96,090)
Technology-related	9	69,172	(50,351)	69,393	(49,731)
Program-related	19	63,646	(33,909)	64,988	(33,740)
Marketing-related	8	23,351	(19,194)	23,489	(18,868)
Other	10	4,238	(3,595)	4,305	(3,588)
Intangible assets	12	$294,763	$(204,172)	$297,554	$(202,017)

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
Amortization of acquired intangible assets was $3,683 for the three months ended December 29, 2018 and $4,600 for the three months ended December 30, 2017. Based on acquired intangible assets recorded at December 29, 2018, amortization is expected to be approximately $13,100 in 2019, $11,400 in 2020, $9,500 in 2021, $8,000 in 2022 and $7,200 in 2023.

Note 7 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	December 29, 2018	September 29, 2018
U.S. revolving credit facility	$379,900	$430,000
Other revolving credit facility	6,000	—
Senior notes	300,000	300,000
Securitization program	130,000	130,000
Obligations under capital leases	823	918
Senior debt	816,723	860,918
Less deferred debt issuance cost	(1,290)	(1,717)
Less current installments	(326)	(365)
Long-term debt	$815,107	$858,836

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
The SECT entered into a revolving credit facility with a borrowing capacity of $35,000, maturing on July 26, 2020. Interest for the revolving credit facility is based on LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.
At December 29, 2018, we had $300,000 principal amount of 5.25% senior notes due December 1, 2022 with interest paid semiannually on June 1 and December 1 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations.
The Securitization Program, effectively increasing our borrowing capacity by up to $130,000, was extended on October 30, 2018 and now matures on October 30, 2020. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of December 29, 2018, our minimum borrowing requirement was $104,000.

Note 8 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Warranty accrual at beginning of period	$25,537	$25,848
Warranties issued during current period	3,365	4,757
Adjustments to pre-existing warranties	(91)	(70)
Reductions for settling warranties	(4,371)	(2,915)
Foreign currency translation	(183)	128
Warranty accrual at end of period	$24,257	$27,748

Note 9 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At December 29, 2018, we had interest rate swaps with notional amounts totaling $150,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.87%, including the applicable margin of 1.63% as of December 29, 2018. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times through June 23, 2020.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, the British pound and the Czech koruna, we had outstanding foreign currency forwards with notional amounts of $63,466 at December 29, 2018. These contracts mature at various times through November 27, 2020.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of December 29, 2018, we had no outstanding net investment hedges.
These interest rate swaps, foreign currency contracts and net investment hedges are recorded in the consolidated condensed balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCIL). These deferred gains and losses are reclassified into the consolidated condensed statements of earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2019 or 2018.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the consolidated condensed statements of earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $95,298 at December 29, 2018. The foreign currency contracts are recorded in the consolidated condensed balance sheets at fair value and resulting gains or losses are recorded in the consolidated condensed statements of earnings. We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended
	December 29, 2018	December 30, 2017
Net loss	$(1,650)	$(628)

Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		December 29, 2018	September 29, 2018
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$591	$659
Foreign currency contracts	Other assets	165	41
Interest rate swaps	Other current assets	1,044	1,444
Interest rate swaps	Other assets	104	322
	Total asset derivatives	$1,904	$2,466
Foreign currency contracts	Other accrued liabilities	$927	$1,842
Foreign currency contracts	Other long-term liabilities	77	464
	Total liability derivatives	$1,004	$2,306
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$335	$285
Foreign currency contracts	Other accrued liabilities	$398	$87

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

	Classification	December 29, 2018	September 29, 2018
Foreign currency contracts	Other current assets	$926	$944
Foreign currency contracts	Other assets	165	41
Interest rate swaps	Other current assets	1,044	1,444
Interest rate swaps	Other assets	104	322
	Total assets	$2,239	$2,751
Foreign currency contracts	Other accrued liabilities	$1,325	$1,929
Foreign currency contracts	Other long-term liabilities	77	464
	Total liabilities	$1,402	$2,393

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At December 29, 2018, the fair value of long-term debt was $813,161 compared to its carrying value of $816,723. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 11 - Employee Benefit Plans
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
U.S. Plans
Service cost	$5,251	$5,634
Interest cost	9,231	8,073
Expected return on plan assets	(11,771)	(13,576)
Amortization of prior service cost (credit)	46	47
Amortization of actuarial loss	5,466	6,902
Pension expense for U.S. defined benefit plans	$8,223	$7,080
Non-U.S. Plans
Service cost	$1,246	$1,470
Interest cost	1,101	1,055
Expected return on plan assets	(1,298)	(1,243)
Amortization of prior service cost (credit)	(5)	(14)
Amortization of actuarial loss	640	624
Pension expense for non-U.S. defined benefit plans	$1,684	$1,892

Pension expense for our defined contribution plans consists of:

	Three Months Ended
	December 29, 2018	December 30, 2017
U.S. defined contribution plans	$4,614	$3,972
Non-U.S. defined contribution plans	1,196	1,217
Total pension expense for defined contribution plans	$5,810	$5,189

Note 12 - Restructuring
In the second quarter of 2018, we initiated restructuring actions in conjunction with exiting the wind pitch control business within our Industrial Systems segment. These actions have resulted in workforce reductions, principally in Germany and China. The restructuring charge in 2018 consisted of $12,198 of non-cash inventory reserves, $12,316 of non-cash charges for the impairment of intangible assets, $2,162 of non-cash charges, primarily for the impairment of other long-lived assets, $7,969 for severance, $3,130 for facility closure and $3,217 for other costs.
Restructuring activity for severance and other costs is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Corporate	Total
Balance at September 29, 2018	$626	$64	$6,994	$429	$8,113
Adjustments to provision	48	(24)	—	—	24
Cash payments - 2016 plan	—	—	—	(148)	(148)
Cash payments - 2018 plan	(205)	—	(1,451)	—	(1,656)
Foreign currency translation	(11)	—	(77)	—	(88)
Balance at December 29, 2018	$458	$40	$5,466	$281	$6,245

As of December 29, 2018, the restructuring accrual consists of $281 for the 2016 plan and $5,964 for the 2018 plan. Restructuring for all plans is expected to be paid by September 28, 2019, except for the non-current portion of the facility closure accrual, which is classified as a long-term liability.
Note 13 - Income Taxes
The effective tax rate for the three months ended December 29, 2018 was 24.3%. The effective tax rate for this period is higher than would be expected by applying the U.S. federal statutory tax rate of 21% to earnings before income taxes primarily due to tax on earnings generated outside of the U.S.
The effective tax rate for the three months ended December 30, 2017 was 97.3%. The effective tax rate for this period was significantly impacted by the enactment of the Tax Cuts and Jobs Act (the "Act") of 2017.
The Act was enacted on December 22, 2017. It reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. In 2018, we recorded provisional amounts by applying the guidance in SAB 118, as we had not yet completed the accounting for the tax effects of enactment of the Act. For the year ended September 29, 2018, we recorded tax expense related to the Act of $30,795 for the one-time transition tax on undistributed foreign earnings deemed to be repatriated and a tax charge of $10,383 as an additional provision for taxes on undistributed earnings not considered to be permanently reinvested. These charges were partially offset by a $10,946 benefit due to the remeasurement of deferred tax assets and liabilities arising from the lower U.S. corporate tax rate. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities is not practicable.
Upon further analysis of the Act and notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service, we finalized our calculations of the transition tax liability with no further amounts recorded in the three months ended December 29, 2018.
Some of the provisions of the Act become effective for us in 2019, which include a Global Intangible Low-Taxed Income (GILTI) provision that imposes U.S. tax on certain foreign subsidiary income in the year it is earned. Our accounting policy is to treat tax on the GILTI as a current period cost included in income tax expense in the year incurred.

Note 14 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the three months ended December 29, 2018 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 29, 2018	$(99,415)	$(272,317)	$(449)	$(372,181)
Other comprehensive income (loss) before reclassifications	(9,387)	414	494	(8,479)
Amounts reclassified from AOCIL	—	4,405	170	4,575
Other comprehensive income (loss)	(9,387)	4,819	664	(3,904)
AOCIL at December 29, 2018	$(108,802)	$(267,498)	$215	$(376,085)

The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended
	Statement of earnings classification	December 29, 2018	December 30, 2017
Retirement liability:
Prior service cost (credit)		$(76)	$(85)
Actuarial losses		5,928	7,396
Reclassification from AOCIL into earnings (1)		5,852	7,311
Tax effect		(1,447)	(2,692)
Net reclassification from AOCIL into earnings		$4,405	$4,619
Derivatives:
Foreign currency contracts	Sales	$(33)	$(118)
Foreign currency contracts	Cost of sales	660	696
Interest rate swaps	Interest	(400)	(14)
Reclassification from AOCIL into earnings		227	564
Tax effect		(57)	(235)
Net reclassification from AOCIL into earnings		$170	$329

(1) The reclassifications are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.
The amounts deferred in AOCIL are as follows:

	Net deferral in AOCIL - effective portion
	Three Months Ended
	December 29, 2018	December 30, 2017
Foreign currency contracts	$899	$828
Interest rate swaps	(235)	617
Net gain	664	1,445
Tax effect	(170)	(540)
Net deferral in AOCIL of derivatives	$494	$905

Note 15 - Stock Employee Compensation Trust and Supplemental Retirement Plan Trust
The Stock Employee Compensation Trust (SECT) assists in administering and provides funding for equity-based compensation plans and benefit programs, including the Moog Inc. Retirement Savings Plan (RSP) and the Employee Stock Purchase Plan (ESPP). The Supplemental Retirement Plan (SERP) Trust provides funding for benefits under the SERP provisions of the Moog Inc. Plan to Equalize Retirement Income and Supplemental Retirement Income. Both the SECT and the SERP Trust hold Moog shares as investments. The shares in the SECT and SERP Trust are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreements governing the SECT and SERP Trust, the trustees vote all shares held by the SECT and SERP Trust on all matters submitted to shareholders.
Note 16 - Earnings per Share and Dividends
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Basic weighted-average shares outstanding	34,815,255	35,772,406
Dilutive effect of equity-based awards	310,574	428,648
Diluted weighted-average shares outstanding	35,125,829	36,201,054

For the three months ended December 29, 2018 and December 30, 2017, there were 44,465 and 13,530 common shares from equity-based awards, respectively, excluded from the calculation of diluted earnings per share as they would be anti-dilutive.
We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in the first quarter of 2019.

Note 17 - Segment Information
Below are net sales by segment for the three months ended December 29, 2018 and December 30, 2017 disaggregated by type of good or service and market or type of customer.

	Three Months Ended
	December 29, 2018	December 30, 2017
Net sales:
Military	$146,801	$124,200
Commercial	157,244	154,334
Aircraft Controls	304,045	278,534
Space	50,176	49,413
Defense	105,892	83,980
Space and Defense Controls	156,068	133,393
Energy	29,297	38,102
Industrial Automation	109,130	96,445
Simulation and Test	29,050	30,837
Medical	52,086	50,224
Industrial Systems	219,563	215,608
Net sales	$679,676	$627,535

Sales by customer are as follows:

	Three Months Ended
	December 29, 2018	December 30, 2017
Net sales:
Commercial	$157,244	$154,334
U.S. Government (including OEM)	117,181	95,997
Other	29,620	28,203
Aircraft Controls	304,045	278,534
Commercial	30,053	29,647
U.S. Government (including OEM)	114,465	90,752
Other	11,550	12,994
Space and Defense Controls	156,068	133,393
Commercial	210,568	202,706
U.S. Government (including OEM)	6,442	11,394
Other	2,553	1,508
Industrial Systems	219,563	215,608
Commercial	397,865	386,687
U.S. Government (including OEM)	238,088	198,143
Other	43,723	42,705
Net sales	$679,676	$627,535

Below is operating profit by segment for the three months ended December 29, 2018 and December 30, 2017 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended
	December 29, 2018	December 30, 2017
Operating profit:
Aircraft Controls	$33,199	$31,043
Space and Defense Controls	18,473	16,473
Industrial Systems	27,705	19,911
Total operating profit	79,377	67,427
Deductions from operating profit:
Interest expense	9,682	8,646
Equity-based compensation expense	2,008	2,001
Non-service pension expense	3,193	1,693
Corporate and other expenses, net	6,310	7,253
Earnings before income taxes	$58,184	$47,834

Note 18 - Related Party Transactions
On November 20, 2017, John Scannell was elected to the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which for the three months ended December 29, 2018 totaled $4,352. At December 29, 2018, we held a $15,000 interest rate swap with M&T Bank and outstanding leases with a total original cost of $28,318. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 7, Indebtedness.
Note 19 - Commitments and Contingencies
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
We are contingently liable for $43,572 of standby letters of credit issued to third parties on our behalf at December 29, 2018.
Note 20 - Subsequent Event
On January 24, 2019, the Board of Directors declared a $0.25 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on March 4, 2019 to shareholders of record at the close of business on February 15, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 29, 2018. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years and amounts may differ from reported values due to rounding.
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
Under ASC 606, 63% of revenue was recognized over time for the quarter ended December 29, 2018, using the cost-to-cost method of accounting. The over time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls as the assets are being created or enhanced. In addition, many of our large commercial contracts qualify for over time accounting as our performance does not create an asset with an alternative use and we have enforceable right to payment for performance completed to date.

For the quarter ended December 29, 2018, 37% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most significantly in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
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
On March 29, 2018, we acquired a 100% ownership interest in VUES Brno s.r.o located in the Czech Republic, which included a 74% ownership interest in a subsidiary located in Germany, for $64 million. VUES designs and manufactures customized electric motors, generators and solutions. On September 6, 2018, we acquired the remaining 26% noncontrolling interest for $2 million in cash. This operation is included in our Industrial Systems segment.
On October 3, 2017, we, in collaboration with SIA Engineering Company, announced the joint venture company, Moog Aircraft Services Asia ("MASA"), in Singapore, of which we currently hold a 51% ownership. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems. As we hold a majority ownership in MASA, but share voting control, we are accounting for this investment using the equity method. At December 29, 2018, we have made total contributions of $5 million to MASA. This operation is included in our Aircraft Controls segment.
In the first quarter of 2019, we sold a non-core business of our Industrials Systems segment for $4 million in cash and recorded a gain in other income of $3 million.

CRITICAL ACCOUNTING POLICIES

On a regular basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, revenue recognition on long-term contracts, contract and contract-related loss reserves, reserves for inventory valuation, reviews for impairment of goodwill, reviews for impairment of long-lived assets, pension assumptions and income taxes. See Note 1 of the Consolidated Condensed Financial Statements included in Item 1, Financial Statements of this report for the impact of the adoption of ASC 606.

Other than the adoption of ASC 606, there have been no material changes in critical accounting policies in the current year from those disclosed in our 2018 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Consolidated Condensed Financial Statements included in Item 1, Financial Statements of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates ("ASU").

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
(dollars and shares in millions, except per share data)	December 29, 2018	December 30, 2017	$ Variance	% Variance
Net sales	$680	$628	$52	8%
Gross margin	29.4%	29.4%
Research and development expenses	$32	$32	$—	(1%)
Selling, general and administrative expenses as a percentage of sales	14.2%	15.1%
Interest expense	$10	$9	$1	12%
Other	$3	$1	$2	n/a
Effective tax rate	24.3%	97.3%
Net earnings	$44	$1	$43	n/a
Diluted earnings per share	$1.25	$0.04	$1.21	n/a
Total backlog	$2,100	n/a	n/a	n/a
Twelve month backlog	$1,400	$1,273	$127	10%
Net sales increased across all of our segments in the first quarter of 2019 compared to the first quarter of 2018, largely attributable to organic growth.
Gross margin was unchanged in the first quarter of 2019 compared to the first quarter of 2018. Industrial System's gross margin increased due primarily to last year's exit of the wind pitch control business. This incremental margin was offset by higher support costs in commercial aircraft and by an unfavorable sales mix in Space and Defense Controls.
Selling, general and administrative expenses as a percentage of sales decreased in the first quarter of 2019 compared to the same period of 2018. The decrease relates to lower administrative spend as well as favorable timing on sales support activities in Aircraft Controls as well as Space and Defense Controls.
The interest expense increase in the first quarter of 2019 compared to the first quarter of 2018 is due to higher interest rates on our outstanding debt balance.
Other expense increased in the first quarter of 2019 compared to the same period of 2018 due to a higher amount of non-service pension expense.
The effective tax rate in the first quarter of 2018 was significantly impacted by the enactment of the Tax Cuts and Jobs Act of 2017. Excluding the one-time special impacts due to the Act, the effective tax rate for the first quarter of 2018 was 24.8%.
Other comprehensive income in the first quarter of 2019 includes $9 million of foreign currency translation loss, whereas other comprehensive income in the first quarter of 2018 includes $10 million of foreign currency translation income. The change in foreign currency translation is primarily attributable to the British Pound and the Euro.
All of our segments increased their twelve-month backlog at December 29, 2018 compared to December 30, 2017. Our aerospace and defense business backlog increased in part due to the timing of orders for military aircraft, driven primarily by the F-35 program, and in part due to supporting the incremental sales for missiles and defense components. In addition, our industrial business backlog increased as higher orders from both our recent acquisition and for our industrial components products were partially offset by lower energy orders related to our exit of the wind pitch control business.

SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note 17 of the Notes to Consolidated Condensed Financial Statements included in this report.
Aircraft Controls

	Three Months Ended
(dollars in millions)	December 29, 2018	December 30, 2017	$ Variance	% Variance
Net sales - military aircraft	$147	$124	$23	18%
Net sales - commercial aircraft	157	154	3	2%
	$304	$279	$26	9%
Operating profit	$33	$31	$2	7%
Operating margin	10.9%	11.1%
The increase in Aircraft Controls' net sales in the first quarter of 2019 compared to the first quarter of 2018 was primarily driven by increases in military OEM and aftermarket sales.
In the first quarter of 2019, military OEM sales increased $18 million compared to the first quarter of 2018. The sales growth is attributable to the F-35 program, where favorable order timing and higher production rates increased sales $17 million. Also, military aftermarket sales increased $5 million, driven by higher shipments for V-22 as production delays in the prior year's quarter did not repeat.
Additionally in the first quarter of 2019 compared to the first quarter of 2018, commercial OEM sales increased $3 million. Higher orders supporting higher demand for business jets increased sales $4 million and the Embraer E-2 program ramp up increased sales $4 million. Partly offsetting the increases was a $6 million decline in Airbus sales, driven by order timing.
Operating margin in the first quarter of 2019 decreased slightly compared to the first quarter of 2018. Higher support costs for commercial programs reduced margin. Mostly offsetting the higher costs was $3 million of lower research and development expenses across our major development programs.

Space and Defense Controls

	Three Months Ended
(dollars in millions)	December 29, 2018	December 30, 2017	$ Variance	% Variance
Net sales	$156	$133	$23	17%
Operating profit	$18	$16	$2	12%
Operating margin	11.8%	12.3%
The increase in Space and Defense Controls' net sales in the first quarter of 2019 compared to the first quarter of 2018 was primarily driven by increases in our defense market.
In the first quarter of 2019, sales in our defense market increased $22 million across all of our major programs. Sales for missile applications increased $9 million due to higher volumes on both production and development programs. Also, security sales increased $5 million due largely to the legacy technology associated with the Electro-Optical Imaging acquisition. In addition, defense controls sales increased $5 million, as sales for our new turret system were partially offset by a wind down in a mature production program.
Operating margin decreased in the first quarter of 2019 compared to the first quarter of 2018 due to an unfavorable sales mix. Specifically, last year's high volume of defense controls spares sales did not repeat, and in the first quarter of 2019, we had higher amounts of acquired sales at a lower margin. Partly offsetting the decline was lower amounts of selling activity to support the new growth initiatives.

Industrial Systems

	Three Months Ended
(dollars in millions)	December 29, 2018	December 30, 2017	$ Variance	% Variance
Net sales	$220	$216	$4	2%
Operating profit	$28	$20	$8	39%
Operating margin	12.6%	9.2%
The increase in Industrial Systems' net sales in the first quarter of 2019 compared to the first quarter of 2018 was the net effect of acquired sales offsetting the lost sales associated with our decision to exit a business.
In the first quarter of 2019 compared to the first quarter of 2018, sales in our industrial automation market increased $13 million, mostly due to the acquisition of Vues Brno s.r.o. Also, orders for heavy machinery and presses increased sales $4 million. Offsetting this sales growth was $9 million of lower sales in our energy market due to our decision to exit the wind pitch control business in 2018.
Operating margin increased in the first quarter of 2019 compared to the same period of 2018 due to the absence of the low-margin wind pitch control business. Additionally in the first quarter of 2019, we recorded a $3 million gain on the sale of a simulation product.

CONSOLIDATED AND SEGMENT OUTLOOK

			2019 vs. 2018
(dollars in millions, except per share data )	2019 Outlook	2018	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,265	$1,194	$71	6%
Space and Defense Controls	681	581	100	17%
Industrial Systems	931	935	(4)	—%
	$2,877	$2,709	$167	6%
Operating profit:
Aircraft Controls	$144	$130	$14	11%
Space and Defense Controls	81	68	13	19%
Industrial Systems	112	65	47	72%
	$336	$262	$74	28%
Operating margin:
Aircraft Controls	11.4%	10.9%
Space and Defense Controls	11.8%	11.6%
Industrial Systems	12.0%	6.9%
	11.7%	9.7%

Net earnings	$185	$97	$89	92%
Diluted earnings per share	$5.05 - $5.45	$2.68	$2.57	96%
2019 Outlook – We expect higher amounts of defense sales within both Space and Defense Controls and Aircraft Controls to drive the increase in 2019 sales. We also expect commercial aircraft sales growth driven by major OEM program ramp-ups, and we expect Industrial Systems organic growth will offset the lost sales associated with our wind pitch control business. We expect the 2019 operating margin will increase due to the absence of the 2018 charges associated with exiting the wind pitch control business, as well as incremental margin from higher sales. We also expect that the unusually high effective tax rate in 2018, due to the Tax Cuts and Jobs Act, does not repeat. Excluding the impacts from the wind charge and the one-time special impacts from the Tax Act in 2018, we expect net earnings to increase 12% from an adjusted net earnings in 2018 of $165 million. We expect diluted earnings per share will range between $5.05 and $5.45, with a midpoint of $5.25.
2019 Outlook for Aircraft Controls – We expect 2019 sales in Aircraft Controls will increase primarily due to the continued ramp ups of the Airbus A350, the F-35 and the Boeing 787 programs. Partially offsetting the increases is a sales decline of commercial aftermarket programs, as the favorable order timing in 2018 does not repeat in 2019. We expect 2019 operating margin will increase compared to 2018 due to a more favorable sales mix from higher military aftermarket sales, as well as improving costs on newer commercial programs.
2019 Outlook for Space and Defense Controls – We expect 2019 sales in Space and Defense Controls will increase due to new product offerings and higher sales volumes on existing defense controls and missile programs. We expect 2019 operating margin will increase slightly due to incremental margin from the higher sales volume.
2019 Outlook for Industrial Systems – We expect 2019 sales in Industrial Systems to increase across our major markets, offsetting the lost sales associated with our 2018 decision to exit the wind pitch control business. We expect 2019 operating margin will increase due to the absence of 2018's charges associated with exiting the wind pitch control business. Excluding the impact of these charges, 2019 operating margin will increase from an adjusted 2018 operating margin of 10.9%, reflecting incremental margin on the higher sales as well as higher operational efficiency.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
(dollars in millions)	December 29, 2018	December 30, 2017	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$64	$44	$20	45%
Investing activities	(22)	(22)	—	—%
Financing activities	(59)	(1)	(58)	n/a
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At December 29, 2018, our cash balances were $111 million, which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments.
Operating activities
Net cash provided by operating activities increased in the first quarter of 2019 compared to the same period of 2018. More than half of the increase is due lower pension contributions in 2019 compared to 2018. Additionally, cash provided by customer advances increased $9 million, driven by growth in Space and Defense Controls.
Investing activities
Net cash used by investing activities in the first quarter of 2019 included approximately the same level of capital expenditures as the first quarter of 2018.
We expect our 2019 capital expenditures to be approximately $95 million, due to facilities investments supporting the increased production of the F-35 program, as well as engine propulsion testing.
Financing activities
Net cash used by financing activities in first quarter of 2019 includes $46 million of net payments on our credit facilities and $9 million of cash dividends.
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2018 Annual Report on Form 10-K.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell debt and equity securities to fund acquisitions or take advantage of favorable market conditions.
Our U.S. revolving credit facility matures on June 28, 2021. The U.S. revolving credit facility has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $380 million at December 29, 2018. The weighted-average interest rate on primarily all of the outstanding credit facility borrowings was 4.05% and is principally based on LIBOR plus the applicable margin, which was 1.63% at December 29, 2018. The credit facility is secured by substantially all of our U.S. assets.
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
On July 26, 2018, the SECT entered into a revolving credit facility with a borrowing capacity of $35 million, maturing on July 26, 2020. Interest for the revolving credit facility was 4.53% as of December 29, 2018 and is based on LIBOR plus a margin of 2.13%. As of December 29, 2018, there was $6 million of outstanding borrowings.
At December 29, 2018, we had $718 million of unused capacity, including $677 million from the U.S. revolving credit facility after considering standby letters of credit. However, our leverage ratio covenant limits our total borrowing capacity to $499 million as of December 29, 2018.
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
We have a trade receivables securitization facility (the "Securitization Program"), which matures on October 30, 2020. The Securitization Program provides up to $130 million of borrowing capacity and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. We had an outstanding balance of $130 million at December 29, 2018. The Securitization Program has a minimum borrowing requirement, which was $104 million at December 29, 2018. Interest on the secured borrowings under the Securitization Program was 3.35% at December 29, 2018 and is based on 30-day LIBOR plus an applicable margin.
Net debt to capitalization was 36% at December 29, 2018 and 38% at September 29, 2018.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
During the first quarter of 2019, the Board of Directors declared a $0.25 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on December, 3 2018 to shareholders of record at the close of business on November 15, 2018.

The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases that includes both Class A and Class B common stock, and allows us to buy up to an aggregate 13 million common shares. Under this program, we have purchased approximately 9.7 million shares for $653 million as of December 29, 2018.

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
Industrial
Approximately one-third of our 2018 sales were generated in industrial markets. Within industrial, we serve four end markets: energy, industrial automation, simulation and test and medical.
The industrial automation market we serve is influenced by several factors including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. We experience challenges from the need to react to the demands of our customers, who are in large part sensitive to international and domestic economic conditions. The simulation and test market we serve is largely affected by these same factors and challenges.

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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-fifth of our 2018 sales were denominated in foreign currencies. During the first three months of 2019, average foreign currency rates generally weakened against the U.S. dollar compared to 2018. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $5 million compared to the same period one year ago.

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

•	we make estimates in accounting for over time contracts, and changes in these estimates may have significant impacts on our earnings;

•	we enter into fixed-price contracts, which could subject us to losses if we have cost overruns;

•	we may not realize the full amounts reflected in our backlog as revenue, which could adversely affect our future revenue and growth prospects;

•	if our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 29, 2018 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended December 29, 2018.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
September 30, 2018 - October 31, 2018	15,676	$84.37	—	3,349,491
November 1, 2018 - November 30, 2018	32,001	83.25	83	3,349,408
December 1, 2018 - December 29, 2018	107,861	78.66	41,277	3,308,131
Total	155,538	$80.18	41,360	3,308,131

(1)
Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") at average prices as follows: 11,199 shares at $83.32 per share during October; 6,147 shares at $81.96 per share during November; and 6,323 shares at $77.96 per share during December. In connection with the issuance of equity-based awards, in November, we purchased 20,000 Class B shares at $84.54 per share and in December, we purchased 60,000 Class B shares at $81.91 per share from the SECT.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In October, we accepted delivery of 4,477 shares at $87.00 per share, in November, we accepted delivery of 5,771 shares at $80.16 per share and in December, we accepted delivery of 261 shares at $86.10 per share, in connection with the exercise of equity-based awards.

(3)
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases up to an aggregate 13 million common shares. The program permits the purchase of shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In November, we purchased 83 Class B shares at an average price of $80.91 per share and in December, we purchased 41,118 Class A shares at an average price of $73.98 per share and 159 Class B shares at an average price of $79.03 per share.

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

Moog Inc.

(Registrant)

Date:	January 25, 2019	By	/s/ John R. Scannell
John R. Scannell
Chairman of the Board and Director Chief Executive Officer (Principal Executive Officer)

Date:	January 25, 2019	By	/s/ Donald R. Fishback
Donald R. Fishback
Director Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	January 25, 2019	By	/s/ Jennifer Walter
Jennifer Walter
Vice President - Finance and Controller (Principal Accounting Officer)