Form 10-Q
period 2019-06-29
MOOG INC.
filed 2019-07-26
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________  to _________

Commission file number 1-05129
MOOG Inc.
(Exact name of registrant as specified in its charter)

NY			16-0757636
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

400 Jamison Rd	East Aurora,	New York	14052-0018
(Address of Principal Executive Offices)			(Zip Code)
(716) 652-2000
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	MOG.A	New York Stock Exchange
Class B common stock	MOG.B	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The number of shares outstanding of each class of common stock as of July 22, 2019 was:
Class A common stock, 32,503,359 shares
Class B common stock, 2,434,033 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$740,969	$692,018	$2,139,456	$2,008,602
Cost of sales	529,050	491,959	1,530,634	1,423,897
Inventory write-down - restructuring	—	2,398	—	9,727
Gross profit	211,919	197,661	608,822	574,978
Research and development	31,298	30,953	94,518	97,282
Selling, general and administrative	103,655	101,722	299,841	295,006
Interest	9,780	8,850	29,401	26,585
Restructuring	—	(1,549)	—	22,509
Other	5,466	2,730	9,540	5,138
Earnings before income taxes	61,720	54,955	175,522	128,458
Income taxes	14,255	14,205	41,629	72,444
Net earnings attributable to Moog and noncontrolling interest	47,465	40,750	133,893	56,014

Net earnings attributable to noncontrolling interest	—	67	—	67

Net earnings attributable to Moog	$47,465	$40,683	$133,893	$55,947

Net earnings per share attributable to Moog
Basic	$1.36	$1.14	$3.84	$1.56
Diluted	$1.35	$1.13	$3.80	$1.55

Dividends declared per share	$0.25	$—	$0.75	$0.25

Average common shares outstanding
Basic	34,904,487	35,762,918	34,869,021	35,768,471
Diluted	35,239,834	36,143,367	35,202,519	36,174,759
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net earnings attributable to Moog and noncontrolling interest	$47,465	$40,750	$133,893	$56,014
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(996)	(40,788)	(9,277)	(10,127)
Retirement liability adjustment	4,264	7,080	13,760	16,018
Change in accumulated income (loss) on derivatives	559	(747)	1,144	(92)
Other comprehensive income (loss), net of tax	3,827	(34,455)	5,627	5,799
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings	—	—	—	(47,077)
Comprehensive income (loss)	51,292	6,295	139,520	14,736
Comprehensive income (loss) attributable to noncontrolling interest	—	41	—	41
Comprehensive income (loss) attributable to Moog	$51,292	$6,254	$139,520	$14,695
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	June 29, 2019	September 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$89,045	$125,584
Receivables	922,853	793,911
Inventories	515,055	512,522
Prepaid expenses and other current assets	44,239	44,404
Total current assets	1,571,192	1,476,421
Property, plant and equipment, net of accumulated depreciation of $825,426 and $816,837, respectively	582,105	552,865
Goodwill	791,678	797,217
Intangible assets, net	84,629	95,537
Deferred income taxes	15,736	17,328
Other assets	20,799	24,680
Total assets	$3,066,139	$2,964,048
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$93	$3,623
Current installments of long-term debt	292	365
Accounts payable	227,600	208,823
Accrued compensation	134,015	147,765
Contract advances	147,677	151,687
Contract loss and contract-related reserves	57,556	47,417
Other accrued liabilities	108,541	120,944
Total current liabilities	675,774	680,624
Long-term debt, excluding current installments	825,965	858,836
Long-term pension and retirement obligations	119,269	117,471
Deferred income taxes	56,664	46,477
Other long-term liabilities	32,810	35,654
Total liabilities	1,710,482	1,739,062
Shareholders’ equity
Common stock - Class A	43,789	43,785
Common stock - Class B	7,491	7,495
Additional paid-in capital	525,962	502,257
Retained earnings	2,096,174	1,973,514
Treasury shares	(750,326)	(738,494)
Stock Employee Compensation Trust	(124,128)	(118,449)
Supplemental Retirement Plan Trust	(76,751)	(72,941)
Accumulated other comprehensive loss	(366,554)	(372,181)
Total shareholders’ equity	1,355,657	1,224,986
Total liabilities and shareholders’ equity	$3,066,139	$2,964,048
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	510,538	490,055	502,257	492,246
Issuance of treasury shares	(1,186)	(141)	(116)	(2,874)
Equity-based compensation expense	1,439	894	5,130	4,394
Adjustment to market - SECT, SERP and other	15,171	(4,298)	18,691	(7,256)
End of period	525,962	486,510	525,962	486,510
RETAINED EARNINGS
Beginning of period	2,057,435	1,901,182	1,973,514	1,847,819
Net earnings attributable to Moog	47,465	40,683	133,893	55,947
Dividends	(8,726)	37	(26,156)	(8,941)
Adoption of ASC 606	—	—	14,923	—
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings	—	—	—	47,077
End of period	2,096,174	1,941,902	2,096,174	1,941,902
TREASURY SHARES AT COST
Beginning of period	(749,845)	(739,091)	(738,494)	(739,157)
Class A and B shares issued related to compensation	1,186	141	6,154	5,325
Class A and B shares purchased	(1,667)	(92)	(17,986)	(5,210)
End of period	(750,326)	(739,042)	(750,326)	(739,042)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(109,506)	(93,330)	(118,449)	(89,919)
Issuance of shares	557	—	18,236	1,941
Purchase of shares	(5,973)	(530)	(13,327)	(8,444)
Adjustment to market	(9,206)	3,956	(10,588)	6,518
End of period	(124,128)	(89,904)	(124,128)	(89,904)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(75,079)	(12,078)	(72,941)	(12,474)
Issuance of shares	4,293	—	4,293	—
Adjustment to market	(5,965)	342	(8,103)	738
End of period	(76,751)	(11,736)	(76,751)	(11,736)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(370,381)	(342,314)	(372,181)	(335,491)
Other comprehensive income (loss)	3,827	(34,429)	5,627	5,825
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings	—	—	—	(47,077)
End of period	(366,554)	(376,743)	(366,554)	(376,743)
TOTAL MOOG SHAREHOLDERS’ EQUITY	$1,355,657	$1,262,267	$1,355,657	$1,262,267
NONCONTROLLING INTEREST
Beginning of period	—	—	—	—
Net earnings attributable to noncontrolling interest	—	67	—	67
Foreign currency translation adjustment	—	(26)	—	(26)
Acquisition of noncontrolling interest	—	485	—	485
End of period	—	526	—	526
TOTAL SHAREHOLDERS’ EQUITY	$1,355,657	$1,262,793	$1,355,657	$1,262,793

Consolidated Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Nine Months Ended
(share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
COMMON STOCK - CLASS A
Beginning of period	43,785,435	43,735,558	43,784,489	43,704,286
Conversion of Class B to Class A	3,612	44,679	4,558	75,951
End of period	43,789,047	43,780,237	43,789,047	43,780,237
COMMON STOCK - CLASS B
Beginning of period	7,494,278	7,544,155	7,495,224	7,575,427
Conversion of Class B to Class A	(3,612)	(44,679)	(4,558)	(75,951)
End of period	7,490,666	7,499,476	7,490,666	7,499,476
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(10,882,780)	(10,891,108)	(10,872,575)	(10,933,003)
Class A shares issued related to compensation	31,369	3,514	103,232	83,193
Class A shares purchased	(13,430)	(806)	(95,498)	(38,590)
End of period	(10,864,841)	(10,888,400)	(10,864,841)	(10,888,400)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(3,347,250)	(3,327,853)	(3,323,996)	(3,333,927)
Class B shares issued related to compensation	6,136	221	104,465	28,460
Class B shares purchased	(4,000)	(304)	(125,583)	(22,469)
End of period	(3,345,114)	(3,327,936)	(3,345,114)	(3,327,936)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(846,527)	(723,963)	(983,772)	(654,753)
Issuance of shares	6,490	—	227,816	21,871
Purchase of shares	(67,712)	(6,774)	(151,793)	(97,855)
End of period	(907,749)	(730,737)	(907,749)	(730,737)
SERP - CLASS B COMMON STOCK
Beginning of period	(876,170)	(150,000)	(876,170)	(150,000)
Issuance of shares	50,000	—	50,000	—
Beginning and end of period	(826,170)	(150,000)	(826,170)	(150,000)

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	June 29, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings attributable to Moog and noncontrolling interest	$133,893	$56,014
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	53,744	54,693
Amortization	10,364	13,628
Deferred income taxes	3,764	35,549
Equity-based compensation expense	5,130	4,394
Impairment of long-lived assets and inventory write-down associated with restructuring	—	24,246
Other	2,550	4,743
Changes in assets and liabilities providing (using) cash:
Receivables	(42,267)	(27,597)
Inventories	(68,519)	(27,840)
Accounts payable	19,412	12,778
Contract advances	(4,670)	(165)
Accrued expenses	(9,450)	11,709
Accrued income taxes	(5,564)	(1,817)
Net pension and post retirement liabilities	20,486	(130,135)
Other assets and liabilities	10,222	16,150
Net cash provided by operating activities	129,095	46,350
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(47,947)
Purchase of property, plant and equipment	(91,083)	(70,759)
Other investing transactions	2,518	(3,448)
Net cash used by investing activities	(88,565)	(122,154)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term (borrowings) repayments	(3,560)	1,357
Proceeds from revolving lines of credit	570,200	301,500
Payments on revolving lines of credit	(604,513)	(411,610)
Proceeds from long-term debt	—	11,216
Payments on long-term debt	(255)	(21,849)
Payment of dividends	(26,156)	(8,941)
Proceeds from sale of treasury stock	2,443	2,451
Purchase of outstanding shares for treasury	(17,986)	(5,210)
Proceeds from sale of stock held by SECT	10,036	1,941
Purchase of stock held by SECT	(13,327)	(8,444)
Proceeds from sale of SERP stock	4,293	—
Other financing transactions	—	484
Net cash used by financing activities	(78,825)	(137,105)
Effect of exchange rate changes on cash	(366)	2,266
Decrease in cash, cash equivalents and restricted cash	(38,661)	(210,643)
Cash, cash equivalents and restricted cash at beginning of period	127,706	386,969
Cash, cash equivalents and restricted cash at end of period	$89,045	$176,326

SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$11,795	$—
Equipment acquired through financing	148	—
See accompanying Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
Nine Months Ended Ended June 29, 2019
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended June 29, 2019 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 29, 2018. All references to years in these financial statements are to fiscal years.
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

We plan to adopt the standard using the modified retrospective method without adjusting prior comparative periods. We expect to record a material right-of-use asset and lease liability on the Consolidated Condensed Balance Sheet. We have identified, and are in the process of implementing, changes to our financial statements and related disclosures, internal controls, financial policies and information technology systems. Upon adoption, we do not anticipate material changes to our Consolidated Condensed Statement of Earnings or Consolidated Condensed Statement of Cash Flows. We have not yet fully quantified the impact on our financial statements and related disclosures.

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
Planned date of adoption: Q1 2021

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have an immaterial impact on our financial statements and related disclosures.
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

The cumulative effect from the adoption of ASC 606 as of September 30, 2018 was as follows:

	September 29, 2018	Adjustments due to adoption of ASC 606	September 30, 2018
ASSETS
Receivables	$793,911	$89,121	$883,032
Inventories	512,522	(65,991)	446,531
Deferred income taxes	17,328	134	17,462
LIABILITIES AND SHAREHOLDERS’ EQUITY
Contract advances	$151,687	$921	$152,608
Contract loss and contract-related reserves	47,417	2,430	49,847
Other accrued liabilities	120,944	1,139	122,083
Deferred income taxes	46,477	3,851	50,328
Retained earnings	1,973,514	14,923	1,988,437

The tables below represent the impact of the adoption of ASC 606 on the Consolidated Condensed Statement of Earnings for the three and nine months ended June 29, 2019.

	Three Months Ended
	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Net sales	$737,887	$3,082	$740,969
Cost of sales	531,952	(2,902)	529,050
Gross profit	205,935	5,984	211,919
Earnings before income taxes	55,736	5,984	61,720
Income taxes	12,735	1,520	14,255
Net earnings	$43,001	$4,464	$47,465

	Nine Months Ended
	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Net sales	$2,119,821	$19,635	$2,139,456
Cost of sales	1,521,720	8,914	1,530,634
Gross profit	598,101	10,721	608,822
Earnings before income taxes	164,801	10,721	175,522
Income taxes	38,863	2,766	41,629
Net earnings	$125,938	$7,955	$133,893

The table below represents the impact of the adoption of ASC 606 on the Consolidated Condensed Balance Sheet as of June 29, 2019.

	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
ASSETS
Current assets
Receivables	$813,187	$109,666	$922,853
Inventories	592,925	(77,870)	515,055
Total current assets	1,539,396	31,796	1,571,192
Deferred income taxes	15,783	(47)	15,736
Total assets	3,034,390	31,749	3,066,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Contract advances	$148,393	$(716)	$147,677
Contract loss and contract-related reserves	55,755	1,801	57,556
Other accrued liabilities	104,656	3,885	108,541
Total current liabilities	670,804	4,970	675,774
Deferred income taxes	53,054	3,610	56,664
Total liabilities	1,701,902	8,580	1,710,482
Shareholders’ equity
Retained earnings	2,073,296	22,878	2,096,174
Accumulated other comprehensive loss	(366,845)	291	(366,554)
Total shareholders’ equity	1,332,488	23,169	1,355,657
Total liabilities and shareholders’ equity	3,034,390	31,749	3,066,139

The tables below represent the impact of the adoption of ASU 2017-07: Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on the Consolidated Condensed Statement of Earnings for the three and nine months ended June 30, 2018.

	Three Months Ended
	As Reported, June 30, 2018	Impact of Adoption	As Adjusted, June 30, 2018
Cost of sales	$492,234	$(275)	$491,959
Gross profit	197,386	275	197,661
Research and development	31,040	(87)	30,953
Selling, general and administrative	103,053	(1,331)	101,722
Other	1,037	1,693	2,730

	Nine Months Ended
	As Reported, June 30, 2018	Impact of Adoption	As Adjusted, June 30, 2018
Cost of sales	$1,424,731	$(834)	$1,423,897
Gross profit	574,144	834	574,978
Research and development	97,545	(263)	97,282
Selling, general and administrative	299,002	(3,996)	295,006
Other	45	5,093	5,138

The tables below represent the impact of the adoption of ASU 2017-07 on operating profit and deductions from operating profit for the three and nine months ended June 30, 2018.

	Three Months Ended
	As Reported, June 30, 2018	Impact of Adoption	As Adjusted, June 30, 2018
Operating profit:
Aircraft Controls	$33,342	$259	$33,601
Space and Defense Controls	16,513	176	16,689
Industrial Systems	24,283	689	24,972
Total operating profit	$74,138	$1,124	$75,262
Deductions from operating profit:
Non-service pension expense	$—	$1,693	$1,693
Corporate and other expenses, net	$9,439	$(569)	$8,870

	Nine Months Ended
	As Reported, June 30, 2018	Impact of Adoption	As Adjusted, June 30, 2018
Operating profit:
Aircraft Controls	$97,590	$847	$98,437
Space and Defense Controls	49,643	561	50,204
Industrial Systems	37,479	1,976	39,455
Total operating profit	$184,712	$3,384	$188,096
Deductions from operating profit:
Non-service pension expense	$—	$5,093	$5,093
Corporate and other expenses, net	$25,275	$(1,709)	$23,566

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

Under ASC 606, revenue recognized over time using the cost-to-cost method of accounting was 64% for the three and nine months ended June 29, 2019. The over time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls as the assets are being created or enhanced. In addition, many of our large commercial contracts qualify for over time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date. Our over time contracts are primarily firm fixed price.

Revenue is recognized on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and nine months ended June 29, 2019, we recognized revenues of $3,898 and $14,336, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and nine months ended June 29, 2019.

As of June 29, 2019, we had contract loss and contract-related reserves of $57,556. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level.

Revenue recognized at the point in time control was transferred to the customer was 36% for the three and nine months ended June 29, 2019. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606 - the entity has a present right to payment; the customer has legal title; the customer has physical possession; the customer has the significant risks and rewards of ownership; and the customer has accepted the asset. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized. Inventory costs include all product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations. Shipping and handling costs are considered costs to fulfill a contract and not considered performance obligations. They are included in cost of sales as incurred.
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
Total contract assets and contract liabilities are as follows:

	June 29, 2019	September 30, 2018
Unbilled receivables	$444,762	$405,610
Contract advances	147,677	152,608
Net contract assets	$297,085	$253,002

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The decrease in contract liabilities reflects the net impact of revenue recognized in excess of additional deferred revenues recorded during the period. For the three and nine months ended June 29, 2019, we recognized $17,446 and $111,032 of revenue, respectively, that was included in the contract liability balance at the beginning of the period.
Remaining Performance Obligations
As of June 29, 2019, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied), also known as backlog, was approximately $2,150,000. We expect to recognize approximately 74% of that amount as sales over the next twelve months and the balance thereafter.

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
On October 3, 2017, we, in collaboration with SIA Engineering Company, announced the joint venture company, Moog Aircraft Services Asia ("MASA"), in Singapore, of which we currently hold a 51% ownership. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems. As we hold a majority ownership in MASA, but share voting control, we are accounting for this investment using the equity method. As of June 29, 2019, we have made total contributions of $5,100. This operation is included in our Aircraft Controls segment.
Note 4 - Receivables
Receivables consist of:

	June 29, 2019	September 29, 2018
Accounts receivable	$230,474	$295,180
Long-term contract receivables:
Billed receivables	232,600	156,414
Unbilled receivables	444,762	316,489
Total long-term contract receivables	677,362	472,903
Other	20,123	30,787
Less allowance for doubtful accounts	(5,106)	(4,959)
Receivables	$922,853	$793,911

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
Note 5 - Inventories
Inventories, net of reserves, consist of:

	June 29, 2019	September 29, 2018
Raw materials and purchased parts	$187,167	$197,071
Work in progress	261,903	240,885
Finished goods	65,985	74,566
Inventories	$515,055	$512,522

There are no material inventoried costs relating to long-term contracts where revenue is accounted for using the cost-to-cost method of accounting as of June 29, 2019 or September 29, 2018.

Note 6 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at September 29, 2018	$179,907	$261,732	$355,578	$797,217
Divestitures	—	—	(1,237)	(1,237)
Foreign currency translation	(1,351)	(22)	(2,929)	(4,302)
Balance at June 29, 2019	$178,556	$261,710	$351,412	$791,678

Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at June 29, 2019.
Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at June 29, 2019.
The components of intangible assets are as follows:

		June 29, 2019		September 29, 2018
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$134,124	$(99,521)	$135,379	$(96,090)
Technology-related	9	69,771	(51,731)	69,393	(49,731)
Program-related	19	64,955	(37,088)	64,988	(33,740)
Marketing-related	8	23,418	(19,819)	23,489	(18,868)
Other	10	4,164	(3,644)	4,305	(3,588)
Intangible assets	12	$296,432	$(211,803)	$297,554	$(202,017)

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
Amortization of acquired intangible assets was $3,088 and $10,173 for the three and nine months ended June 29, 2019 and $4,127 and $13,398 for the three and nine months ended June 30, 2018. Based on acquired intangible assets recorded at June 29, 2019, amortization is expected to be approximately $13,200 in 2019, $11,500 in 2020, $9,600 in 2021, $8,100 in 2022 and $7,200 in 2023.

Note 7 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	June 29, 2019	September 29, 2018
U.S. revolving credit facility	$391,889	$430,000
SECT revolving credit facility	4,000	—
Senior notes	300,000	300,000
Securitization program	130,000	130,000
Obligations under capital leases	804	918
Senior debt	826,693	860,918
Less deferred debt issuance cost	(436)	(1,717)
Less current installments	(292)	(365)
Long-term debt	$825,965	$858,836

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
At June 29, 2019, we had $300,000 principal amount of 5.25% senior notes due December 1, 2022 with interest paid semiannually on June 1 and December 1 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations.
The Securitization Program, effectively increasing our borrowing capacity by up to $130,000, was extended on October 30, 2018 and now matures on October 30, 2020. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of June 29, 2019, our minimum borrowing requirement was $104,000.

Note 8 - Product Warranties
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Warranty accrual at beginning of period	$24,217	$28,255	$25,537	$25,848
Warranties issued during current period	6,666	3,451	12,691	11,488
Adjustments to pre-existing warranties	(125)	(80)	(523)	(325)
Reductions for settling warranties	(5,275)	(3,219)	(12,144)	(9,141)
Foreign currency translation	(102)	(701)	(180)	(164)
Warranty accrual at end of period	$25,381	$27,706	$25,381	$27,706

Note 9 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At June 29, 2019, we had interest rate swaps with notional amounts totaling $105,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 2.99%, including the applicable margin of 1.63% as of June 29, 2019. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times through June 23, 2020.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, the British pound and the Czech koruna, we had outstanding foreign currency forwards with notional amounts of $62,126 at June 29, 2019. These contracts mature at various times through February 26, 2021.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of June 29, 2019, we had no outstanding net investment hedges.
These interest rate swaps, foreign currency contracts and net investment hedges are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCIL). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2019 or 2018.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $137,634 at June 29, 2019. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net gain (loss)	$(574)	$(1,028)	$195	$(4,037)

Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		June 29, 2019	September 29, 2018
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1,302	$659
Foreign currency contracts	Other assets	477	41
Interest rate swaps	Other current assets	203	1,444
Interest rate swaps	Other assets	—	322
	Total asset derivatives	$1,982	$2,466
Foreign currency contracts	Other accrued liabilities	$391	$1,842
Foreign currency contracts	Other long-term liabilities	—	464
	Total liability derivatives	$391	$2,306
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$244	$285
Foreign currency contracts	Other accrued liabilities	$454	$87

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

	Classification	June 29, 2019	September 29, 2018
Foreign currency contracts	Other current assets	$1,546	$944
Foreign currency contracts	Other assets	477	41
Interest rate swaps	Other current assets	203	1,444
Interest rate swaps	Other assets	—	322
	Total assets	$2,226	$2,751
Foreign currency contracts	Other accrued liabilities	$845	$1,929
Foreign currency contracts	Other long-term liabilities	—	464
	Total liabilities	$845	$2,393

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At June 29, 2019, the fair value of long-term debt was $831,381 compared to its carrying value of $826,693. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 11 - Employee Benefit Plans
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
U.S. Plans
Service cost	$5,251	$5,634	$15,753	$16,901
Interest cost	9,231	8,073	27,693	24,219
Expected return on plan assets	(11,771)	(13,575)	(35,313)	(40,726)
Amortization of prior service cost (credit)	47	46	140	140
Amortization of actuarial loss	5,465	6,903	16,397	20,707
Pension expense for U.S. defined benefit plans	$8,223	$7,081	$24,670	$21,241
Non-U.S. Plans
Service cost	$1,237	$1,486	$3,731	$4,475
Interest cost	1,091	1,066	3,293	3,213
Expected return on plan assets	(1,290)	(1,260)	(3,891)	(3,793)
Amortization of prior service cost (credit)	(4)	(15)	(13)	(44)
Amortization of actuarial loss	630	630	1,908	1,902
Pension expense for non-U.S. defined benefit plans	$1,664	$1,907	$5,028	$5,753

Pension expense for our defined contribution plans consists of:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
U.S. defined contribution plans	$5,468	$4,374	$14,795	$12,482
Non-U.S. defined contribution plans	1,301	1,094	3,837	3,664
Total pension expense for defined contribution plans	$6,769	$5,468	$18,632	$16,146

Note 12 - Restructuring
In the second quarter of 2018, we initiated restructuring actions in conjunction with exiting the wind pitch controls business within our Industrial Systems segment. These actions resulted in workforce reductions, principally in Germany and China. The restructuring charge in 2018 consisted of $12,198 of non-cash inventory reserves, $12,316 of non-cash charges for the impairment of intangible assets, $2,162 of non-cash charges, primarily for the impairment of other long-lived assets, $7,969 for severance, $3,130 for facility closure and $3,217 for other costs.
Restructuring activity for severance and other costs is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Corporate	Total
Balance at September 29, 2018	$626	$64	$6,994	$429	$8,113
Adjustments to provision	13	9	—	17	39
Cash payments - 2016 plan	—	—	—	(446)	(446)
Cash payments - 2018 plan	(635)	(27)	(2,503)	—	(3,165)
Foreign currency translation	(4)	—	(114)	—	(118)
Balance at June 29, 2019	$—	$46	$4,377	$—	$4,423

As of June 29, 2019, the restructuring accrual consists of $4,423 for the 2018 plan. Restructuring is expected to be paid within a year, except for the non-current portion of the facility closure accrual, which is classified as a long-term liability.
Note 13 - Income Taxes
The effective tax rate for the three and nine months ended June 29, 2019 were 23.1% and 23.7%, respectively. The effective tax rate for this period is higher than would be expected by applying the U.S. federal statutory tax rate of 21% to earnings before income taxes primarily due to tax on earnings generated outside of the U.S.
The effective tax rate for the three and nine months ended June 30, 2018 were 25.8% and 56.4%, respectively. The effective tax rate for the nine months ended June 30, 2018 was significantly impacted by the enactment of the Tax Cuts and Jobs Act (the "Act") of 2017.
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
Upon filing our fiscal 2018 federal consolidated tax return, we finalized our calculations of the transition tax liability with minor adjustments.
Some of the provisions of the Act became effective for us in 2019. One of these provisions was a Global Intangible Low-Taxed Income (GILTI) provision that imposes U.S. tax on certain foreign subsidiary income in the year it is earned. Our accounting policy is to treat tax on the GILTI as a current period cost included in income tax expense in the year incurred.

Note 14 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the nine months ended June 29, 2019 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 29, 2018	$(99,415)	$(272,317)	$(449)	$(372,181)
Other comprehensive income (loss) before reclassifications	(5,794)	553	1,060	(4,181)
Amounts reclassified from AOCIL	(3,483)	13,207	84	9,808
Other comprehensive income (loss)	(9,277)	13,760	1,144	5,627
AOCIL at June 29, 2019	$(108,692)	$(258,557)	$695	$(366,554)

The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Nine Months Ended
	Statement of earnings classification	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Retirement liability:
Prior service cost (credit)		$(75)	$(86)	$(226)	$(257)
Actuarial losses		5,918	7,405	17,771	22,224
Reclassification from AOCIL into earnings (1)		5,843	7,319	17,545	21,967
Tax effect		(1,445)	(1,791)	(4,338)	(6,279)
Net reclassification from AOCIL into earnings		$4,398	$5,528	$13,207	$15,688
Derivatives:
Foreign currency contracts	Sales	$25	$(122)	$(75)	$(378)
Foreign currency contracts	Cost of sales	302	428	1,197	1,626
Interest rate swaps	Interest	(291)	(259)	(1,008)	(375)
Reclassification from AOCIL into earnings		36	47	114	873
Tax effect		(8)	(18)	(30)	(325)
Net reclassification from AOCIL into earnings		$28	$29	$84	$548

(1) The reclassifications are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.
The amounts deferred in AOCIL are as follows:

	Net deferral in AOCIL - effective portion
	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign currency contracts	$909	$(1,246)	$1,958	$(2,073)
Interest rate swaps	(195)	223	(537)	1,470
Net gain (loss)	714	(1,023)	1,421	(603)
Tax effect	(183)	247	(361)	(37)
Net deferral in AOCIL of derivatives	$531	$(776)	$1,060	$(640)

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
Note 16 - Earnings per Share and Dividends
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Basic weighted-average shares outstanding	34,904,487	35,762,918	34,869,021	35,768,471
Dilutive effect of equity-based awards	335,347	380,449	333,498	406,288
Diluted weighted-average shares outstanding	35,239,834	36,143,367	35,202,519	36,174,759

For the three and nine months ended June 29, 2019, there were 18,857 and 31,451 common shares from equity-based awards, respectively, excluded from the calculation of diluted earnings per share as they would be anti-dilutive. For the three and nine months ended June 30, 2018, there were 25,570 and 19,780 common shares from equity-based awards, respectively, excluded from the calculation of diluted earnings per share as they would be anti-dilutive.
We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in each of the three quarters of 2019. We declared a cash dividend of $0.25 per share on our Class A and Class B common stock in the second quarter of 2018, which was paid in the third quarter of 2018.

Note 17 - Segment Information
Below are net sales by segment for the three and nine months ended June 29, 2019 and June 30, 2018 disaggregated by type of good or service and market or type of customer.

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
Military	$162,285	$143,963	$464,102	$423,822
Commercial	174,450	155,643	497,305	465,757
Aircraft Controls	336,735	299,606	961,407	889,579
Space	55,737	54,599	159,262	161,801
Defense	117,308	95,216	334,676	264,934
Space and Defense Controls	173,045	149,815	493,938	426,735
Energy	30,413	43,097	89,687	122,077
Industrial Automation	113,784	114,703	339,283	319,471
Simulation and Test	28,123	28,880	88,418	91,758
Medical	58,869	55,917	166,723	158,982
Industrial Systems	231,189	242,597	684,111	692,288
Net sales	$740,969	$692,018	$2,139,456	$2,008,602

Sales by customer are as follows:

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
Commercial	$174,450	$155,643	$497,305	$465,757
U.S. Government (including OEM)	125,387	118,474	365,347	331,357
Other	36,898	25,489	98,755	92,465
Aircraft Controls	336,735	299,606	961,407	889,579
Commercial	35,457	28,615	97,698	85,836
U.S. Government (including OEM)	129,266	111,155	365,552	310,340
Other	8,322	10,045	30,688	30,559
Space and Defense Controls	173,045	149,815	493,938	426,735
Commercial	220,796	234,969	658,258	671,859
U.S. Government (including OEM)	7,430	6,257	18,383	16,832
Other	2,963	1,371	7,470	3,597
Industrial Systems	231,189	242,597	684,111	692,288
Commercial	430,703	419,227	1,253,261	1,223,452
U.S. Government (including OEM)	262,083	235,886	749,282	658,529
Other	48,183	36,905	136,913	126,621
Net sales	$740,969	$692,018	$2,139,456	$2,008,602

Below is operating profit by segment for the three and nine months ended June 29, 2019 and June 30, 2018 and a reconciliation of segment operating profit to earnings before income taxes. Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit.

	Three Months Ended		Nine Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Operating profit:
Aircraft Controls	$34,484	$33,601	$94,805	$98,437
Space and Defense Controls	24,133	16,689	63,110	50,204
Industrial Systems	25,495	24,972	83,428	39,455
Total operating profit	84,112	75,262	241,343	188,096
Deductions from operating profit:
Interest expense	9,780	8,850	29,401	26,585
Equity-based compensation expense	1,439	894	5,130	4,394
Non-service pension expense	3,182	1,693	9,562	5,093
Corporate and other expenses, net	7,991	8,870	21,728	23,566
Earnings before income taxes	$61,720	$54,955	$175,522	$128,458

Note 18 - Related Party Transactions
On November 20, 2017, John Scannell, Moog's Chairman of the Board and Director and Chief Executive Officer, was elected to the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which for the three and nine months ended June 29, 2019 totaled $5,540 and $15,899, respectively. Credit extension for the three and nine months ended June 30, 2018 totaled $5,237 and $14,856, respectively. At June 29, 2019, we held a $15,000 interest rate swap with M&T Bank and outstanding leases with a total original cost of $28,035. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 7, Indebtedness.
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
We are contingently liable for $34,524 of standby letters of credit issued to third parties on our behalf at June 29, 2019.
Note 20 - Subsequent Event
On July 25, 2019, the Board of Directors declared a $0.25 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on September 3, 2019 to shareholders of record at the close of business on August 15, 2019.

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
Under ASC 606, 64% of revenue was recognized over time for the quarter ended June 29, 2019, using the cost-to-cost method of accounting. The over time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the quarter ended June 29, 2019, 36% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
We concentrate on providing our customers with products designed and manufactured to the highest quality standards. Our technical experts work collaboratively around the world, delivering capabilities for mission-critical solutions. These core operational principles are necessary as our products are applied in demanding applications, "When Performance Really Matters®." By capitalizing on these core foundational strengths, we believe we have achieved a leadership position in the high performance, precision controls market. Additionally, these strengths yield a broad control product portfolio, across a diverse base of customers and end markets.
By focusing on customer intimacy and commitment to solving their most demanding technical problems, we have been able to expand our control product franchise from one market to another, organically growing from a high-performance components manufacturer to a high-performance systems designer, manufacturer and systems integrator. In addition, we continue expanding our content positions on our current platforms, seeking to be the dominant supplier in the niche markets we serve. We also look for innovation in all aspects of our business, employing new technologies to improve productivity and operational performance.

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
We focus on improving shareholder value through strategic revenue growth, both acquired and organic, through improving operating efficiencies and manufacturing initiatives and through utilizing low cost manufacturing facilities without compromising quality. Additionally, we take a balanced approach to capital deployment in order to maximize shareholder returns over the long-term. Our activities may include strategic acquisitions, further share buybacks and dividend payments.
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
On October 3, 2017, we, in collaboration with SIA Engineering Company, announced the joint venture company, Moog Aircraft Services Asia ("MASA"), in Singapore, of which we currently hold a 51% ownership. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems. As we hold a majority ownership in MASA, but share voting control, we are accounting for this investment using the equity method. As of June 29, 2019, we have made total contributions of $5 million to MASA. This operation is included in our Aircraft Controls segment.
CRITICAL ACCOUNTING POLICIES

On a regular basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, revenue recognition on long-term contracts, contract loss and contract-related reserves, reserves for inventory valuation, reviews for impairment of goodwill, reviews for impairment of long-lived assets, pension assumptions and income taxes. See Note 1 of the Consolidated Condensed Financial Statements included in Item 1, Financial Statements of this report for the impact of the adoption of ASC 606.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
(dollars and shares in millions, except per share data)	June 29, 2019	June 30, 2018	$ Variance	% Variance	June 29, 2019	June 30, 2018	$ Variance	% Variance
Net sales	$741	$692	$49	7%	$2,139	$2,009	$131	7%
Gross margin	28.6%	28.6%			28.5%	28.6%
Research and development expenses	$31	$31	$—	1%	$95	$97	$(3)	(3%)
Selling, general and administrative expenses as a percentage of sales	14.0%	14.7%			14.0%	14.7%
Interest expense	$10	$9	$1	11%	$29	$27	$3	11%
Restructuring expense	$—	$(2)	$2	(100%)	$—	$23	$(23)	(100%)
Other	$5	$3	$3	100%	$10	$5	$4	86%
Effective tax rate	23.1%	25.8%			23.7%	56.4%
Net earnings	$47	$41	$7	17%	$134	$56	$78	139%
Diluted earnings per share	$1.35	$1.13	$0.22	19%	$3.80	$1.55	$2.25	145%
Total backlog					$2,150	n/a	n/a	n/a
Twelve month backlog					$1,583	$1,475	$108	7%
Net sales increased in the third quarter and in the first three quarters of 2019 compared to the third quarter and first three quarters of 2018. Sales increased with Aircraft Controls and Space and Defense Controls, while Industrial Systems declined.
Gross margin was unchanged in the third quarter of 2019 compared to the third quarter of 2018. We had improved sales mix and higher sales volume in Space and Defense Controls, and we had an improved sales mix in Industrial Systems. However, this was offset by lower gross margins in Aircraft Controls due to higher operating costs.
Also, gross margin in the first three quarters of 2019 was similar to gross margin in the first three quarters of 2018. Gross margin declined in Aircraft Controls due to the same factors as in the third quarter of 2019, and due to a $10 million charge related to a supplier quality issue in the second quarter of 2019. Mostly offsetting the decline was increased gross margin in Industrial Systems, due partly to the absence of the low-margin wind pitch controls business.
Research and development expenses declined in the first three quarters of 2019 compared to the same periods of 2018. Lower activity across our major commercial OEM programs in Aircraft Controls reduced expenses $6 million, while increased activity in our other segments partially offset the decline.
Selling, general and administrative expenses as a percentage of sales decreased in the third quarter and in the first three quarters of 2019 compared to the same periods of 2018. The decrease relates primarily to higher sales in Space and Defense Controls and Aircraft Controls.
Interest expense increased in the third quarter and the first three quarters of 2019 compared to the third quarter and the first three quarters of 2018 due to higher interest rates on outstanding debt.
In 2018, we decided to exit our wind pitch controls business and incurred $32 million of restructuring expense in Industrial Systems. Of the total expense in the second and third quarters of 2018, the charges consisted of $10 million of non-cash inventory reserves, $14 million of non-cash charges, primarily for the impairment of long-lived assets, $6 million for severance and $2 million for other costs.
Other expense increased in the first three quarters of 2019 compared to the first three quarters of 2018. Non-service pension expense increased $4 million due to lower expected return on assets related to a lower risk investment strategy.
The effective tax rate in 2018 was impacted by limited tax benefits associated with the restructuring charges taken in foreign jurisdictions of our Industrial Systems segment. In addition, the effective tax rate in 2018 was significantly impacted by the enactment of the Tax Cuts and Jobs Act of 2017. Excluding the one-time special impacts due to the Act, the effective tax rate for the first three quarters of 2018 was 26.8%.

Other comprehensive income in the third quarter of 2019 includes $1 million of foreign currency translation loss, whereas other comprehensive income in the third quarter of 2018 includes $41 million of foreign currency translation loss. The change in foreign currency translation was primarily attributable to the appreciation of the Euro and the British Pound relative to the U.S. Dollar.
The twelve-month backlog at June 29, 2019 compared to June 30, 2018 increased in our aerospace and defense business. Within Space and Defense Controls, backlog increased supporting the expected incremental sales for launch vehicles, defense components and missiles. Also within Aircraft Controls, backlog increased due to the timing of orders for military fighter aircraft. The twelve-month backlog for our industrial business decreased as we had lower orders for industrial components in addition to lost energy orders related to the decision to exit the wind pitch controls business. Partly offsetting the lower orders was higher orders for our medical products.

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
Aircraft Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 29, 2019	June 30, 2018	$ Variance	% Variance	June 29, 2019	June 30, 2018	$ Variance	% Variance
Net sales - military aircraft	$162	$144	$18	13%	$464	$424	$40	10%
Net sales - commercial aircraft	174	156	19	12%	497	466	32	7%
	$337	$300	$37	12%	$961	$890	$72	8%
Operating profit	$34	$34	$1	3%	$95	$98	$(4)	(4%)
Operating margin	10.2%	11.2%			9.9%	11.1%
The increase in Aircraft Controls' net sales in the third quarter of 2019 and in the first three quarters of 2019 was driven by increases in commercial OEM, military OEM and military aftermarket programs compared to the same periods of 2018.
In the third quarter of 2019, commercial OEM sales increased $21 million compared to the third quarter of 2018. Sales to Airbus increased $11 million and sales to Boeing increased $7 million, driven by higher volumes related to the A350 and 787 programs, respectively. Additionally in commercial OEM, sales for business jets increased $5 million, driven by rate increases on Gulfstream programs. Partially offsetting the commercial OEM sales increase was a $3 million decline in commercial aftermarket sales, driven by lower initial provisioning sales for the Airbus A350 program. In military aircraft in the third quarter of 2019, military OEM sales increased $11 million, due primarily to the timing of foreign military sales. Also military aftermarket sales increased $7 million, driven by higher V-22 and F-35 spares sales.
In the first three quarters of 2019 compared to the first three quarters of 2018, commercial OEM sales increased $37 million. Similar to the third quarter of 2019, higher sales to Boeing and Airbus increased sales $14 million and $10 million, respectively, as higher volumes of the new programs offset declines in legacy programs. Also sales for business jets increased $13 million. Partially offsetting the commercial OEM sales increase was a $6 million decline in commercial aftermarket sales, driven mostly by the timing for initial provisioning orders for the Airbus A350 program. In military aircraft in the first three quarters of 2019, military OEM sales increased $22 million. Higher production rates increased sales $15 million for the F-35 program, while sales for foreign military programs increased $10 million. Also military aftermarket sales increased $18 million due to the same impacts as in the quarter.
The decline in operating margin in the third quarter of 2019 compared to the third quarter of 2018 is primarily related to higher operating costs. We had higher internal and external costs as production volumes have increased in both commercial and military programs. These higher costs offset incremental margin from higher amounts of foreign military sales.
Additionally, operating margin in the first three quarters of 2019 included a $10 million charge related to a supplier quality issue. Partially offsetting these higher expenses was $6 million of lower research and development expenses across our major programs in the first three quarters of 2019 compared to the first three quarters of 2018, as well as higher amounts of foreign military sales.

Space and Defense Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 29, 2019	June 30, 2018	$ Variance	% Variance	June 29, 2019	June 30, 2018	$ Variance	% Variance
Net sales	$173	$150	$23	16%	$494	$427	$67	16%
Operating profit	$24	$17	$7	45%	$63	$50	$13	26%
Operating margin	13.9%	11.1%			12.8%	11.8%
The increase in Space and Defense Controls' net sales in the third quarter and in the first three quarters of 2019 compared to the third quarter and the first three quarters of 2018 was mostly driven by increases in our defense market.
In the third quarter of 2019 compared to the third quarter of 2018, sales in our defense market increased $22 million across most of our major programs. Sales for missile applications increased $11 million due to higher volumes for both legacy and funded development programs. Also defense controls sales increased $7 million, driven in part by higher sales for our new turret system and by the increased volume for slip ring components. Additionally, we had $7 million of higher defense component sales; however, that was offset by $7 million of lower security sales due to timing delays. In the third quarter of 2019, sales increased in our space market $1 million compared to the third quarter of 2018. Sales for launch vehicles increased $5 million due to the higher level of work across a variety of platforms. However, this increase was mostly offset by lower space avionics sales due to contract delays.
In the first three quarters of 2019 compared to the first three quarters of 2018, sales in our defense market increased $70 million across all of our major programs, driven by the same factors in the third quarter of 2019. Sales increased $26 million in missile applications, $17 million in defense controls, $14 million for components and $9 million for naval systems. These defense market increases were slightly offset by lower space sales through the first three quarters of 2019.
Operating margin increased in the third quarter of 2019 compared to the third quarter 2018, due to higher sales volumes, as well as improved sales mix across our products. Slightly offsetting the increase was $3 million of combined higher selling and research and development expenses in pursuit of new space and defense opportunities. Operating margin increased in the first three quarters of 2019 compared to the first three quarters of 2018 due to higher sales volume.

Industrial Systems

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 29, 2019	June 30, 2018	$ Variance	% Variance	June 29, 2019	June 30, 2018	$ Variance	% Variance
Net sales	$231	$243	$(11)	(5%)	$684	$692	$(8)	(1%)
Operating profit (loss)	$25	$25	$1	2%	$83	$39	$44	111%
Operating margin	11.0%	10.3%			12.2%	5.7%
The decline in Industrial Systems' net sales in the third quarter of 2019 compared to the third quarter of 2018 was due to lost sales associated with our decision to exit a business and due to weaker foreign currencies. The decline in net sales in the first three quarters of 2019 compared to the first three quarters of 2018 was due to weaker foreign currencies, as acquired sales offset the lost sales of the exited business. Weaker foreign currencies, primarily the Euro relative to the U.S. dollar, decreased sales $5 million in the third quarter and $14 million in the first three quarters of 2019.
In the third quarter of 2019 compared to the third quarter of 2018, sales decreased $9 million in our energy market due to our decision to exit the wind pitch controls business in 2018. Also, energy generation sales declined $3 million due to lower demand in Japan for large turbines. Partly offsetting the decline was an increase of $3 million in medical device sales, driven by higher levels of enteral pump sales.
In the first three quarters of 2019 compared to the first three quarters of 2018, sales decreased $32 million in our energy market, driven by the same factors as in the third quarter of 2019. Mostly offsetting the decline was a sales increase of $20 million in our industrial automation market, due primarily to the acquisition of Vues Brno s.r.o. Sales also increased $8 million in our medical market due to higher enteral pump and sets sales.
Operating margin increased in the third quarter of 2019 compared to the third quarter of 2018, driven by the absence of the low-margin wind pitch controls business. This benefit was partially offset by $2 million of higher research and development expenses, primarily related to activity with medical devices products, and by higher selling, general and administrative expenses as a percentage of sales.
Operating margin increased in the first three quarters of 2019 compared to the same periods of 2018, due to the absence of the restructuring expense related to the decision to exit the wind pitch controls business. Excluding the effect of this expense in 2018, operating margin also increased in the first three quarters of 2019, driven by the lack of the low-margin wind pitch controls business. Additionally, in the first quarter of 2019, a $3 million gain on the sale of a small non-core business increased operating margin. Partly offsetting the increase was higher selling, general and administrative expenses as a percentage of sales.

CONSOLIDATED AND SEGMENT OUTLOOK

			2019 vs. 2018
(dollars in millions, except per share data )	2019 Outlook	2018	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,289	$1,194	$95	8%
Space and Defense Controls	669	581	88	15%
Industrial Systems	919	935	(16)	(2%)
	$2,877	$2,709	$167	6%
Operating profit:
Aircraft Controls	$128	$130	$(1)	(1%)
Space and Defense Controls	85	68	17	26%
Industrial Systems	110	65	45	70%
	$324	$262	$61	23%
Operating margin:
Aircraft Controls	10.0%	10.9%
Space and Defense Controls	12.7%	11.6%
Industrial Systems	12.0%	6.9%
	11.3%	9.7%

Net earnings	$178	$97	$82	84%
Diluted earnings per share	$4.95 - $5.15	$2.68	$2.37	88%
2019 Outlook – We expect higher amounts of defense sales within both Space and Defense Controls and Aircraft Controls to drive the increased 2019 sales. We also expect commercial aircraft sales growth driven by the major OEM program ramp-ups. We expect the 2019 operating margin will increase due to the absence of the 2018 charges associated with exiting the wind pitch controls business, as well as incremental margin from higher sales. Net earnings in 2019 will benefit due to a more normal effective tax rate, whereas the effective tax rate in 2018 was affected by the Tax Cuts and Jobs Act of 2017. Excluding the impacts from both the wind charge and the one-time special impacts from the Tax Act in 2018, we expect net earnings to increase 8% to $178 million from an adjusted net earnings in 2018 of $165 million. We expect diluted earnings per share will range between $4.95 and $5.15, with a midpoint of $5.05.
2019 Outlook for Aircraft Controls – We expect 2019 sales in Aircraft Controls will increase primarily due to the continued ramp ups of the Airbus A350, the Boeing 787 and the F-35 programs. Partially offsetting the increases is an expected sales decline of commercial aftermarket programs, driven mostly by the timing for initial provisioning orders. We expect 2019 operating margin will decrease compared to 2018 due to higher operating costs as well as the supplier quality charge in the second quarter of 2019.
2019 Outlook for Space and Defense Controls – We expect 2019 sales in Space and Defense Controls will increase due to higher sales volumes on missile programs, and due to higher sales volumes on existing and new product offerings for defense controls programs. We expect 2019 operating margin will increase due to incremental margin from the higher sales volume.
2019 Outlook for Industrial Systems – We expect 2019 sales in Industrial Systems will decrease compared with 2018 sales. We expect lower sales in our energy market, driven mostly by the lost sales associated with the 2018 decision to exit the wind pitch controls business. Partly offsetting the decline is an increase due to the acquisition of Vues. We expect 2019 operating margin will increase due to the absence of 2018's charges associated with exiting the wind pitch controls business. Excluding the impact of these charges, 2019 operating margin will increase from an adjusted 2018 operating margin of 10.9%, driven by the absence of the low-margin wind pitch controls business.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
(dollars in millions)	June 29, 2019	June 30, 2018	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$129	$46	$83	179%
Investing activities	(89)	(122)	34	(27%)
Financing activities	(79)	(137)	58	(43%)
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At June 29, 2019, our cash balances were $89 million, which was primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments.
Operating activities
Net cash provided by operating activities increased in the first three quarters of 2019 compared to the same period of 2018. In 2019, pension contributions decreased $151 million. This was partially offset by higher inventory levels, primarily in Aircraft Controls and Industrial Systems, which used $41 million more cash in the first three quarters of 2019 compared to the first three quarters of 2018. Additionally, higher accounts receivable balances used $15 million more cash primarily in Aircraft Controls and Space and Defense Controls.
Investing activities
Net cash used by investing activities in the first three quarters of 2018 included $48 million for the acquisition in our Industrial Systems segment. Net cash used by investing activities in the first three quarters of 2019 included $20 million of higher capital expenditures than the first three quarters of 2018.
We expect our 2019 capital expenditures to be approximately $120 million, due to facilities investments supporting the increased production of the F-35 program as well as engine propulsion testing, and due to investments in machinery and equipment.
Financing activities
Net cash used by financing activities in first three quarters of 2019 included $38 million of payments on our credit facilities, whereas net cash used by financing activities in the first three quarters of 2018 included $119 million of payments on our credit facilities. Net cash used by financing activities in the first three quarters of 2019 also included $26 million of cash dividends, whereas net cash used by financing activities in the first three quarters of 2018 included $9 million of cash dividends.
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
Our U.S. revolving credit facility matures on June 28, 2021. The U.S. revolving credit facility has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $200 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $392 million at June 29, 2019. The weighted-average interest rate on primarily all of the outstanding credit facility borrowings was 4.04% and is principally based on LIBOR plus the applicable margin, which was 1.63% at June 29, 2019. The credit facility is secured by substantially all of our U.S. assets.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on July 26, 2020. Interest was 4.56% as of June 29, 2019 and is based on LIBOR plus a margin of 2.13%. As of June 29, 2019, there was $4 million of outstanding borrowings.
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
We have a trade receivables securitization facility (the "Securitization Program"), which matures on October 30, 2020. The Securitization Program provides up to $130 million of borrowing capacity and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. We had an outstanding balance of $130 million at June 29, 2019. The Securitization Program has a minimum borrowing requirement, which was $104 million at June 29, 2019. Interest on the secured borrowings under the Securitization Program was 3.22% at June 29, 2019 and is based on 30-day LIBOR plus an applicable margin.
At June 29, 2019, we had $717 million of unused borrowing capacity, including $674 million from the U.S. revolving credit facility after considering standby letters of credit. However, our leverage ratio covenant limits our total borrowing capacity to $507 million as of June 29, 2019.
Net debt to capitalization was 35% at June 29, 2019 and 38% at September 29, 2018. The decrease in net debt to capitalization is primarily due to our net earnings.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in each of the three quarters of 2019.

The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases that includes both Class A and Class B common stock, and allows us to buy up to an aggregate 13 million common shares. Under this program, we have purchased approximately 9.7 million shares for $655 million as of June 29, 2019.

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
The 2011 Budget Control Act reduced the Department of Defense spending (or sequestration) by approximately $500 billion. The Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015 provided stability and modest growth in the Department of Defense spending through 2017. After operating under continuing resolutions, which restrict new program starts, the U.S. Government signed the 2019 defense appropriations budget in September 2018, with moderate growth in defense spending. However, future budgeted levels of defense spending beyond 2019 are uncertain and subject to debate. Currently, we expect approximately $875 million of U.S. defense sales in 2019.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-fifth of our 2018 sales were denominated in foreign currencies. During the first nine months of 2019, average foreign currency rates generally weakened against the U.S. dollar compared to 2018. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $18 million compared to the same period one year ago.

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

•	the loss of The Boeing Company as a customer or a significant reduction in sales to The Boeing Company could adversely impact our operating results;

•	our new product research and development efforts may not be successful which could reduce our sales and earnings;

•	our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete;

•	our business operations may be adversely affected by information systems interruptions, intrusions or new software implementations;

•	our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility;

•	significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could adversely affect our earnings and equity;

•	a write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth;

•	our sales and earnings may be affected if we cannot identify, acquire or integrate strategic acquisitions, or if we engage in divesting activities;

•	our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments;

•	unforeseen exposure to additional income tax liabilities may affect our operating results;

•	government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business;

•	governmental regulations and customer demands related to conflict minerals may adversely impact our operating results;

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

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended June 29, 2019.

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
March 31, 2019 - April 30, 2019	20,287	$96.89	549	3,289,355
May 1, 2019 - May 31, 2019	62,870	87.47	443	3,288,912
June 1, 2019 - June 29, 2019	1,985	88.20	266	3,288,646
Total	85,142	$89.73	1,258	3,288,646

(1)
Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") and the Employee Stock Purchase Plan (ESPP) at average prices as follows: 7,426 shares at $96.29 per share during April; 9,901 shares at $94.19 per share during May; and 385 shares at $86.71 per share. We purchased 50,000 Class B shares at $85.85 per share from the Supplemental Retirement Plan ("SERP") Trust.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In April, we accepted delivery of 12,312 shares at $97.44 per share, in May, we accepted delivery of 2,526 shares at $92.92 per share and in June, we accepted delivery of 1,334 shares at $88.59 per share, in connection with the exercise of equity-based awards.

(3)
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases up to an aggregate 13 million common shares. The program permits the purchase of shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In April, we purchased 549 Class B shares at an average price of $92.92 per share, in May, we purchased 443 Class B shares at an average price of $88.89 per share, and in June, we purchased 266 Class B shares at an average price of $88.40 per share.

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

Moog Inc.

(Registrant)

Date:	July 26, 2019	By	/s/ John R. Scannell
John R. Scannell
Chairman of the Board and Director Chief Executive Officer (Principal Executive Officer)

Date:	July 26, 2019	By	/s/ Donald R. Fishback
Donald R. Fishback
Director Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 26, 2019	By	/s/ Michael J. Swope
Michael J. Swope
Controller (Principal Accounting Officer)