Form 10-K
period 2019-09-28
MOOG INC.
filed 2019-11-12
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2019

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

Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on March 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,833 million.
The number of shares outstanding of each class of common stock as of November 5, 2019 was:
Class A common stock, 32,235,795 shares
Class B common stock, 2,416,828 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Moog Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on February 11, 2020 ("2019 Proxy") are incorporated by reference into Part III of this Form 10-K.

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
Additional information describing the business and comparative segment revenues, operating profits and related financial information for 2019, 2018 and 2017 are provided in Note 20, Segments, of Item 8, Financial Statements and Supplementary Data of this report.
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

•
Space and Defense Controls: Aerojet Rocketdyne, Airbus, ATA Engineering, Bradford Engineering, Chess Dynamics, Cobham, Curtiss-Wright, ElectroMiniatures, EOS, ESW, Fulcrum Concepts LLC, General Dynamics, Glenair, Honeywell, IHI-Aerospace, JASC, Kearfott, Kollmorgan, Kongsberg, LORD, Marotta, Mission Systems, Ram, RUAG, Rafael, PVP Advanced, Sargent Aerospace & Defense, Schleifring, SEAKR, Silent Sentinel, SL Montevideo, SwRI, UTC, Vacco, Valcor, ValveTech and Woodward.

•	Industrial Systems: Allied Motion, Baumüller, Atos, Bosch Rexroth, Cardinal Health, Eaton, MTS Systems, Parker-Hannifin, Schleifring, Shinano Kenshi, Smiths Medical, Stemman, Woodward.
Government Contracts. All U.S. Government contracts are subject to termination by the U.S. Government. In 2019, sales under U.S. Government contracts represented 35% of total sales and were primarily within our Aircraft Controls and Space and Defense Controls segments.
Backlog. Our twelve-month backlog represents confirmed orders we believe will be recognized as revenue within the next twelve months. As noted in Item 6, Selected Financial Data of this report, as of September 28, 2019, our twelve-month backlog was $1.5 billion, an increase of 1% compared to September 29, 2018. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for a discussion on the various business drivers and conditions contributing to the twelve-month backlog change.
Raw Materials. Materials, supplies and components are purchased from numerous suppliers. We believe the loss of any one supplier, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.
Working Capital. See the discussion on operating cycle in Note 1, Summary of Significant Accounting Policies, of Item 8, Financial Statements and Supplementary Data of this report.
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
Research Activities. Research and development activity has been, and continues to be, significant for us. Research and development expense was at least $125 million in each of the last three years and represented approximately 4% of sales in 2019.
Employees. On September 28, 2019, we employed 12,809 full-time employees.
Customers. Our principal customers are Original Equipment Manufacturers, or OEMs, and end users for whom we provide aftermarket support. Aerospace and defense OEM customers collectively represented 56% of 2019 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our industrial OEM sales, which represented 32% of 2019 sales, are to a wide range of global customers and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our products. Our major aftermarket customers are the U.S. Government and commercial airlines. In 2019, aftermarket sales accounted for 12% of total sales.
Significant customers in our three operating segments include:

•	Aircraft Controls: Boeing, Airbus, Lockheed Martin, United Technologies, Northrup Grumman, Japan Aerospace, General Dynamics, Honeywell, Bombardier, BAE Systems Aerospace and the U.S. Government.

•
Space and Defense Controls: Lockheed Martin, Northrup Grumman, Raytheon, Aerojet Rocketdyne, General Dynamics, Boeing, United Launch Alliance, United Technologies, Honeywell, Airbus, and the U.S. Government.

•	Industrial Systems: McKesson, Phillips Healthcare, CAE, Nutricia, Integrated Medical Systems, Flight Safety, TurboChef Technologies, MacArtney, Mitsubishi Hitachi Power Systems, and Becton Dickinson.
International Operations. Our operations outside the United States are conducted primarily through wholly-owned foreign subsidiaries and are located predominantly in Europe and the Asia-Pacific region. See Note 20, Segments, of Item 8, Financial Statements and Supplementary Data of this report for information regarding sales by geographic area and Exhibit 21 of Item 15, Exhibits and Financial Statement Schedules of this report for a list of subsidiaries. Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local government contracting regulations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which our operations are conducted.
Environmental Matters. See the discussion in Note 22, Commitments and Contingencies, of Item 8, Financial Statements and Supplementary Data of this report.
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

Information about our Executive Officers. Other than the changes noted below, the principal occupations of our executive officers for the past five years have been their employment with us in the same positions they currently hold.
On March 4, 2019, Michael J. Swope was named Controller and Principal Accounting Officer. He most recently served as Principal at Tronconi Segarra & Associates LLP and as Senior Manager at that firm since November 2017. Prior to that, he was employed by EY where he was was promoted from Manager to Senior Manager in October 2015.
On January 5, 2018, Jennifer Walter was named Vice President - Finance. Previously, she was Controller and Principal Accounting Officer, a position she held since 2008.
On December 1, 2017, Paul Wilkinson was named Vice President and Chief HR Officer. Previously, he was a Group Vice President and Global HR Director, Aircraft Group.
On August 11, 2015, Maureen M. Athoe was named Vice President and President, Space and Defense Group. Previously, she was a Group Vice President, Group General Manager and Site Manager.
On August 11, 2015, R. Eric Burghardt was named Vice President and President, Aircraft Group. Previously, he was a Group Vice President and Finance Director. Effective May 3, 2019 he stepped down as President, Aircraft Group.
On August 11, 2015, Mark J. Trabert was named Vice President and President, Aircraft Group. Previously, he was a Group Vice President and Deputy General Manager.

Executive Officers	Age	Year First Elected Officer

John R. Scannell
Director; Chairman of the Board; Chief Executive Officer	56	2006
Donald R. Fishback
Director; Vice President; Chief Financial Officer	63	1985
Maureen M. Athoe
Vice President	61	2015
Timothy P. Balkin
Treasurer; Assistant Secretary	60	2000
R. Eric Burghardt
Vice President	60	2015
Patrick J. Roche
Vice President	56	2012
Michael J. Swope
Controller; Principal Accounting Officer	35	2019
Mark J. Trabert
Vice President	60	2015
Jennifer Walter
Vice President - Finance	48	2008
Paul Wilkinson
Vice President	39	2017
In addition to the executive officers noted above, Robert J. Olivieri, 69, was elected Secretary in 2014. Mr. Olivieri's principal occupation is partner in the law firm of Hodgson Russ LLP.

Item 1A.	Risk Factors.
The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles, domestic and foreign governmental tariff, trade and monetary policies, and economic conditions and events. For example, our defense programs are largely contingent on U.S. Department of Defense funding. In addition, our space programs rely on the same governmental funding as well as investment for commercial and exploration activities. Our aerospace programs are dependent on the highly cyclical commercial airline industry, driven by fuel price increases, demand for travel and economic conditions. Demand for our industrial products is dependent upon several factors, including capital investment, product innovations, economic growth, the price of oil and natural gas, cost-reduction efforts and technology upgrades. If global economic uncertainties continue or economic conditions deteriorate, our operations could be negatively impacted through declines in our sales, profitability and cash flows due to lower orders, payment delays and price pressures for our products.
We operate in highly competitive markets with competitors who may have greater resources than we possess. Many of our products are sold in highly competitive markets. Some of our competitors, especially in our industrial markets and medical markets, are larger, more diversified and have greater financial, marketing, production and research and development resources. Within the aerospace industry, suppliers have consolidated to widen their product offerings and secure long-term sole-source positions. As a result, these competitors may be better able to withstand the effects of periodic economic downturns, and their program wins could reduce the total number of viable suppliers and increase their market share. Our sales and operating margins will be negatively impacted if our competitors:

•	develop products that are superior to our products,

•	develop products of comparable quality and performance that are more competitively priced than our products,

•	develop more efficient and effective manufacturing methods for their products and services, or

•	adapt more quickly than we do to technological innovations or evolving customer requirements.
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
We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2019, sales under U.S. Government contracts represented 35% of our total sales, primarily within Aircraft Controls and Space and Defense Controls. Sales to foreign governments represented 7% of our total sales. Funding for government programs can be structured into a series of individual contracts and depend on annual congressional appropriations, which are cyclical. At times when there are perceived threats to national security, U.S. Defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending beyond 2019 are uncertain and subject to congressional debate. Any reduction in future Department of Defense spending levels could adversely impact our sales, operating profit and our cash flow. We have resources applied to specific government contracts and if any of those contracts are rescheduled or terminated, we may incur substantial costs redeploying those resources.

We make estimates in accounting for over-time contracts, and changes in these estimates may have significant impacts on our earnings. We have over-time contracts with some of our customers. These contracts are predominantly within Aircraft Controls and Space and Defense Controls. Revenue representing 64% of 2019 sales was accounted for using an input method that uses costs incurred to measure progress toward completion ("cost-to-cost"). Under this method, we recognize revenue as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. Changes in these required estimates could have a material adverse effect on sales and profits. Any adjustments are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting. For contracts with anticipated losses at completion, we establish a provision for the entire amount of the estimated remaining loss and charge it against income in the period in which the loss becomes known and can be reasonably estimated. Amounts representing performance incentives, penalties, contract claims or impacts of scope change negotiations are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Due to the substantial judgments involved with this process, our actual results could differ materially or could be settled unfavorably from our estimates.
We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. In 2019, fixed-price contracts represented 91% of our sales that were accounted for using the cost-to-cost method. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract's fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which would reduce our net earnings. Contract loss reserves are most commonly associated with fixed-price contracts that involve the design and development of innovative control systems to meet the customer's specifications.
We may not realize the full amounts reflected in our backlog as revenue, which could adversely affect our future revenue and growth prospects. As of September 28, 2019, our total backlog was $2.2 billion, which represents confirmed orders we believe will be recognized as revenue. There is no assurance that our customers will purchase all the orders represented in our backlog, due in part to governments' abilities to modify, curtail or terminate major programs. Due to the uncertain nature of our contracts with the U.S. Government and other foreign governments, we may never realize revenue from some of the orders that are included in our backlog. A portion of our backlog also relates to commercial aircraft programs as well as industrial programs. If there are aircraft entry into service delays, lower than anticipated aircraft deliveries due to production issues or overall weakening economic outlooks, we may never realize the full amounts included in our backlog. If this occurs, our future revenue and growth prospects may be adversely affected.
If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted. We rely on subcontracts with other companies to perform portions of the service we provide to our customers on many of our contracts. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. Failure by our subcontractors to satisfactorily provide on a timely basis the agreed-upon, defect-free supplies, or perform the agreed-upon services, may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default. A default termination could expose us to liability and substantially impair our ability to compete for future contracts and orders. In addition, a delay or failure in our ability to obtain components and equipment parts from our suppliers may adversely affect our ability to perform our obligations to our customers.
We may not be able to prevent, or timely detect, issues with our products and our manufacturing processes which may adversely affect our operations and our earnings. We must continuously improve product development and manufacturing processes and systems to ensure we deliver high-quality, technically advanced products. Due to growth in operations, there is a risk our current manufacturing processes and systems are unable to maintain our high-quality and on-time delivery standards for our customers. If we are unable to maintain these standards, we could experience late deliveries and penalties, recalls, increased warranty costs, order cancellations and litigation.

Contracting on government programs is subject to significant regulation, including rules related to bidding, billing and accounting kickbacks, and any false claims or non-compliance could subject us to fines, penalties or possible debarment. Like all government contractors, we are subject to risks associated with this contracting, including substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by U.S. and foreign government agencies and authorities. The failure to comply with the terms of our government contracts could harm our business reputation. It could also result in our progress payments being withheld or our suspension or debarment from future government contracts, which could have a material affect on our operational and financial results.
The loss of The Boeing Company as a customer or a significant reduction in sales to The Boeing Company could adversely impact our operating results. We provide The Boeing Company, or Boeing, with controls for both military and commercial applications, which totaled 13% of our 2019 sales. Sales to Boeing's commercial airplane group are generally made under a long-term supply agreements. Boeing operates in a competitive environment and continues to evaluate the size, scope and cost of their supplier base. Any detrimental impact to Boeing's production rates or a reduction in our awarded content could reduce our orders from Boeing. A reduction in sales or the loss of Boeing as a customer could reduce our sales and earnings.
Our new products and technology research and development efforts are substantial and may not be successful which could reduce our sales and earnings. Technologies related to our products have undergone, and in the future may undergo, significant changes. In order to maintain a leadership position in the high-performance, precision controls market in future, we have incurred, and we expect to continue to incur, expenses associated with lengthy research and development activities during the introduction of new products. Our technology has been developed through customer-funded and internally-funded research and development, as well as through business acquisitions. If we fail to predict customers' preferences or fail to provide viable technological solutions, we may experience inefficiencies that could delay or prevent the acceptance of new products or product enhancements. Also, the research and development expenses we incur may exceed our cost estimates and the new products we develop may not generate sales sufficient to offset our costs. Additionally, our competitors may develop technologies and products that have more competitive advantages than ours and render our technology uncompetitive or obsolete.
Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete. Protecting our intellectual property is critical in order to maintain a competitive advantage. We therefore rely on internally developed and acquired patents, trademarks, proprietary knowledge and technologies. Our inability to defend against the unauthorized use of these rights and assets could have an adverse effect on our competitive position and on our results of operations and financial condition. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert management's focus away from operations.
Our business operations may be adversely affected by information systems interruptions, intrusions or new software implementations. We are dependent on various information technologies throughout our company and third parties to administer, store and support multiple business activities. In addition, we store sensitive data including proprietary business information, intellectual property and confidential employee data on our servers and databases. Furthermore, we may have access to sensitive, confidential or personal information that may be subject to privacy and security laws and controls. Although we continue to review and enhance our computer systems and cybersecurity controls, information system disruptions, equipment failures or cybersecurity attacks, such as unauthorized access, malicious software and other intrusions, could still occur and may lead to potential data corruption and exposure of proprietary and confidential information. Any intrusion may cause operational stoppages, fines, penalties, diminished competitive advantages through reputational damages and increased operational costs. Additionally, we may incur additional costs to comply with our customers', including the U.S. Government's, increased cybersecurity protections and standards in our products. Prior cyberattacks directed at us have not had a material impact on our financial results. In addition, we have embarked on a multi-year business information system transformation and standardization project. This endeavor will occupy additional resources, diverting attention from other operational activities, may cause our information systems to perform unexpectedly and may increase our exposure to cyber risks. While we expect to invest significant resources throughout the planning and project management process, unanticipated delays could occur and would adversely affect our financial results.

Our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility. We have incurred significant indebtedness, and may incur additional debt for acquisitions, operations, research and development and capital expenditures. Our ability to make interest and scheduled principal payments and operate within the restrictive covenants could be adversely impacted by changes in the availability, terms and cost of capital, changes in interest rates or changes in our credit ratings or our outlook. These changes could increase our cost of business, limiting our ability to pursue acquisition opportunities, react to market conditions and meet operational and capital needs, thereby placing us at a competitive disadvantage.
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
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. Goodwill and other intangible assets are a substantial portion of our assets. At September 28, 2019, goodwill was $784 million and other intangible assets were $80 million of our total assets of $3.1 billion. Our goodwill and other intangible assets may increase in the future since our growth strategy includes acquisitions. However, we may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and our financial condition significantly.
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
Our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations sell to foreign customers. In 2019, 39% of our net sales were to customers outside of the United States. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. We expect international operations and export sales to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of the United States. Such risks include the possibility of unfavorable circumstances arising from host country laws or regulations including privacy laws protecting personal data, changes in tariff and trade barriers and import or export licensing requirements. In addition, any local or global health issue or uncertain political climates, international hostilities, natural disasters, or any other terrorist activities could adversely affect customer demand, our operations and our ability to source and deliver products and services to our customers.
The United Kingdom's decision to exit the European Union may bring short-term and long-term adverse impacts on our results of operations. In 2019, our United Kingdom operations represented approximately 7% of our consolidated net sales across all three segments. The outcome of the United Kingdom's decision to leave the European Union ("Brexit") could adversely affect our business and our results of operations. In the short-term, volatility in the British Pound could continue, which would negatively impact our financial results. In the longer term, any impact from Brexit on our United Kingdom operations will depend on the outcome of yet-to-be negotiated tariff, trade, regulatory and other matters. While we have established cross-segment teams and adopted measures to mitigate the potential risks within the current uncertain environment, such measures may negatively impact our operations and our financial results.

Escalating tariffs, restrictions on imports or other trade barriers between the United States and various countries may impact our results of operations. There is currently significant uncertainty about the future relationship between the United States and other countries, both where we source products and where we have large customers, with respect to trade policies, treaties, government regulations and tariffs. The current U.S. administration has called for substantial changes to U.S. foreign trade policy including imposing greater restrictions on international trade with significant increases in tariffs on goods imported into the U.S. In the near-term, we expect these tariffs will negatively impact our costs to in-source materials, primarily from China, which could negatively impact our operating results. In the longer-term, these tariffs may negatively impact customer order volume, specifically related to the new European commercial aircraft, if the resulting higher prices for aircraft restrict future orders. The potential loss of orders would negatively impact our financial results including lower sales, operating profits and cash flow.
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
Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business. In 2019, approximately 19% of our sales were subject to compliance with the United States export regulations. Our failure to obtain, or fully adhere to the limitations contained in the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. In addition, the U.S. Government has established and, from time to time, revises sanctions that restrict or prohibit U.S. companies and their subsidiaries from doing business with certain foreign countries, entities and individuals. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, anti-bribery, privacy regulations and anti-boycott provisions. From time to time, we may file voluntary disclosure reports with the U.S. Department of State and the Department of Commerce regarding certain violations of U.S. export laws and regulations discovered by us in the course of our business activities, employee training or internal reviews and audits. To date, our voluntary disclosures have not resulted in a fine, penalty, or export privilege denial or restriction that has materially impacted our financial condition or ability to export. Our failure, or failure by an authorized agent or representative that is attributable to us, to comply with these laws and regulations could result in administrative, civil or criminal liabilities. In the extreme case, these failures could result in financial penalties, suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us.
The failure or misuse of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages. Defects in the design and manufacture of our products or our subcontractors' products may necessitate a product recall. We include complex system designs and components in our products that could contain errors or defects, particularly when we incorporate new technologies into our products. If any of our products are defective, we could be required to redesign or recall those products, pay substantial damages or warranty claims and face actions by regulatory bodies and government authorities. Such an event could result in significant expenses, delay sales, inflate inventory, affect our company's and our products' reputations, and cause us to withdraw from certain markets. We are also exposed to product liability claims. Many of our products are used in applications where their failure or misuse could result in significant property loss and serious personal injury or death. We carry product liability insurance consistent with industry norms. However, these insurance coverages may not be sufficient to fully cover the payment of any potential claim. A product recall or a product liability claim not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
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

Future terror attacks, war, natural disasters or other catastrophic events beyond our control could negatively impact our business. Terror attacks, war or other civil disturbances, natural disasters and other catastrophic events could lead to economic instability and decreased demand for commercial products, which could negatively impact our business, financial condition, results of operations and cash flows. From time to time, terrorist attacks worldwide have caused instability in global financial markets and the aviation industry. In 2019, 24% of our net sales were in the commercial aircraft market. Also, our facilities and suppliers are located throughout the world and could be subject to damage from fires, floods, earthquakes or other natural or man-made disasters. Although we carry third party property insurance covering these and other risks, our inability to meet customers' schedules as a result of a catastrophe may result in the loss of customers or significantly increase costs, including penalty claims under customer contracts.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
On September 28, 2019, we occupied 5,178,000 square feet of space, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total
Aircraft Controls	1,383,000	416,000	1,799,000
Space and Defense Controls	869,000	357,000	1,226,000
Industrial Systems	1,632,000	499,000	2,131,000
Corporate Headquarters	20,000	2,000	22,000
Total	3,904,000	1,274,000	5,178,000
We have principal manufacturing facilities in the United States and countries throughout the world in the following locations:

•	Aircraft Controls - U.S., Philippines and United Kingdom.

•	Space and Defense Controls - U.S., United Kingdom and Ireland.

•	Industrial Systems - U.S., Germany, Czech Republic, Italy, Costa Rica, China, United Kingdom, Netherlands, Luxembourg, Philippines, Japan, Canada, India and Lithuania.
Our corporate headquarters is located in East Aurora, New York.
We believe that our properties have been adequately maintained and are generally in good condition. Operating leases for our properties expire at various times from 2020 through 2057. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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
The number of shareholders of record of Class A common stock and Class B common stock was 609 and 656, respectively, as of November 5, 2019.
The following table summarizes our purchases of our common stock for the quarter ended September 28, 2019.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
June 30, 2019 - July 31, 2019	100,454	$87.58	35,919	3,252,727
August 1, 2019 - August 31, 2019	195,213	77.66	194,685	3,058,042
September 1, 2019 - September 28, 2019	12,114	80.35	10,735	3,047,307
Total	307,781	$81.00	241,339	3,047,307

(1)
Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") as follows: 16,399 shares at $92.79 per share during July. Also reflects purchases by the SECT of shares of Class B common stock from the Moog Inc. Employee Stock Purchase Plan ("ESPP") as follows: 3,409 shares at $90.06 per share during July, 528 shares at $79.15 during August and 1,074 shares at $84.06 during September. In connection with the issuance of shares to the Employee Stock Purchase Plan ('ESPP"), we purchased 42,859 Class B shares at $92.26 per share from the SECT during July.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In July, we accepted delivery of 1,868 shares at $94.28 per share and in September, we accepted delivery of 305 shares at $84.89 per share, in connection with the exercise of equity-based awards.

(3)
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases up to an aggregate 13 million common shares. The program permits the purchase of shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In July, we purchased 35,700 Class A and 219 Class B shares at averages prices of $78.95 and $90.88, respectively. In August, we purchased 194,109 Class A and 576 Class B shares at average prices of $77.65 and $79.52, respectively. In September, we purchased 10,677 Class A and 58 Class B shares at average prices of $79.81 and $86.83, respectively. The purchases identified with notes (1) and (2) in column (a) are not included in this program.

Performance Graph

The following graph and tables show the performance of the Company's Class A common stock compared to the NYSE Composite-Total Return Index and the S&P Aerospace & Defense Index for a $100 investment made on September 30, 2014, including reinvestment of any dividends.

	9/14	9/15	9/16	9/17	9/18	9/19
Moog Inc. - Class A Common Stock	$100.00	$79.05	$87.05	$121.97	$126.47	$120.77
NYSE Composite - Total Return Index	100.00	93.83	105.41	123.06	135.13	137.87
S&P Aerospace & Defense Index	100.00	103.76	122.29	175.54	217.15	231.28

Item 6.	Selected Financial Data.
For a more detailed discussion of 2017 through 2019, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and Item 8, Financial Statements and Supplementary Data of this report.

(dollars in thousands, except per share data)	2019(1)(3)	2018(1)(3)	2017(1)(3)	2016(1)(2)(3)	2015(1)
RESULTS FROM OPERATIONS
Net sales	$2,904,663	$2,709,468	$2,497,524	$2,411,937	$2,525,532
Net earnings (4)	179,748	96,507	141,280	126,745	131,883
Net earnings per share (4)
Basic	$5.16	$2.71	$3.94	$3.49	$3.39
Diluted	$5.11	$2.68	$3.90	$3.47	$3.35
Dividends declared per share	$1.00	$0.50	$—	$—	$—
Weighted-average shares outstanding
Basic	34,854,614	35,661,638	35,852,448	36,277,445	38,945,880
Diluted	35,178,968	36,052,307	36,230,043	36,529,344	39,334,520
FINANCIAL POSITION
Cash and cash equivalents	$89,702	$125,584	$368,073	$325,128	$309,853
Working capital	901,315	797,919	997,005	938,295	931,297
Total assets	3,114,237	2,964,048	3,090,592	3,004,974	3,036,573
Indebtedness - total	833,233	862,824	957,037	1,006,393	1,069,643
Shareholders’ equity	1,322,481	1,224,986	1,214,304	988,411	994,532
Shareholders’ equity per common share outstanding	$38.12	$35.20	$33.94	$27.56	$27.09
SUPPLEMENTAL FINANCIAL DATA
Capital expenditures	$118,422	$94,517	$75,798	$67,208	$80,693
Depreciation and amortization	85,260	88,572	90,167	98,732	103,609
Research and development	126,453	129,838	144,157	147,336	132,271
Total backlog	2,232,605	n/a	n/a	n/a	n/a
Twelve-month backlog (5)	1,502,028	1,481,230	1,211,797	1,224,878	1,273,495
RATIOS
Net return on sales	6.2%	3.6%	5.7%	5.3%	5.2%
Return on shareholders’ equity	13.8%	7.8%	13.3%	12.6%	11.3%
Current ratio	2.2	2.2	2.6	2.6	2.5
Net debt to capitalization (6)	36.0%	37.6%	32.7%	40.8%	43.3%

(1)
Includes the effects of our share repurchase program. See the Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flow at Item 8, Financial Statements and Supplementary Data of this report.

(2)	Includes goodwill impairment charge. See Note 7, Goodwill and Intangible Assets, at Item 8, Financial Statements and Supplementary Data of this report.

(3)	Includes the effects of acquisitions and divestitures. See Note 3, Acquisitions, Divestitures and Equity Method Investments, at Item 8, Financial Statements and Supplementary Data of this report.

(4)	Represents net earnings attributable to common shareholders and net earnings per share attributable to common shareholders.

(5)	Twelve-month backlog is defined as confirmed orders we believe will be recognized as revenue within the next twelve months.

(6)	Net debt is total debt less cash and cash equivalents. Capitalization is the sum of net debt and shareholders’ equity.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

•	Commercial aircraft market - primary and secondary flight controls for commercial aircraft.

•	Space market - satellite positioning controls and thrust vector controls for space launch vehicles.
In the industrial market, our products are used in a wide range of applications including:

•	Industrial automation market - injection molding, metal forming, heavy industry, material and automotive testing and pilot training simulators.

•	Medical market - enteral clinical nutrition and infusion therapy pumps, ultrasonic sensors and surgical handpieces and CT scanners.

•	Energy market - power generation and oil and gas exploration.
We operate under three segments, Aircraft Controls, Space and Defense Controls and Industrial Systems. Our principal manufacturing facilities are located in the United States, Philippines, United Kingdom, Germany, Czech Republic, Italy, Costa Rica, China, Netherlands, Luxembourg, Japan, Canada, India and Lithuania.
Under ASC 606, 64% of revenue was recognized over time for the year ended September 28, 2019, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.
For the year ended September 28, 2019, 36% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
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
By focusing on customer intimacy and commitment to solving their most demanding technical problems, we have been able to expand our control product franchise to multiple markets; organically growing from a high-performance components manufacturer to a high-performance systems designer, manufacturer and systems integrator. In addition, we continue expanding our content positions on our current platforms, seeking to be the dominant supplier in the niche markets we serve. We also look for innovation in all aspects of our business, employing new technologies to improve productivity and operational performance.

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
Financial Highlights

•	Net sales for fiscal 2019 increased 7% to $2.9 billion.

•	Total operating profit increased 22% to $321 million, as the prior year's $39 million of charges related to our exit of the wind pitch controls business did not repeat.

•	Effective tax rate was 23.1%.

•	Net earnings attributable to Moog increased to $180 million.

•	Diluted earnings per share increased to $5.11.

•	Cash from operating activities was $181 million.

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
In 2019, we sold a non-core business of our Industrial Systems segment for $4 million in cash and recorded a gain in other income of $3 million.
In 2018, we sold a non-core business of our Space and Defense Controls segment for $5 million in cash, plus a $1 million note receivable and record a loss in other expense of $2 million.
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
On October 3, 2017, we, in collaboration with SIA Engineering Company, announced the joint venture company, Moog Aircraft Services Asia ("MASA"), in Singapore, of which we currently hold a 51% ownership. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems. As we hold a majority ownership in MASA, but share voting control, we are accounting for this investment using the equity method. As of September 28, 2019, we have made total contributions of $5 million to MASA. This operation is included in our Aircraft Controls segment.

CRITICAL ACCOUNTING POLICIES
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in Note 1, Summary of Significant Accounting Policies, of Item 8, Financial Statements and Supplementary Data of this report. We believe the accounting policies discussed below are the most critical in understanding and evaluating our financial results. These critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.
Revenue Recognition on Over-Time Contracts
We recognize revenue from contracts with customers using the five-step model prescribed in ASC 606. For contracts that qualify for over time treatment, we recognize revenue as control of the promised goods or services is being transferred to the customer. Revenue recognized over time for the year ended September 28, 2019 was 64%. Revenue is recognized on contracts using the cost-to-cost method of accounting as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting. Revenue and cost estimates for substantially all over-time contract performance obligations are reviewed and updated quarterly. For additional discussion on revenue recognition, see Note 2, Revenue from Contracts with Customers, of Item 8, Financial Statements and Supplementary Data, of this report.
Contract Reserves
At September 28, 2019, we had contract reserves of $61 million. Contract reserves are comprised of contract loss reserves, recall reserves, and contract-related reserves. Contract loss reserves are recorded for open contracts where it is anticipated that contract costs will be greater than contract income and are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related reserves are recorded for other reasons, such as delivery issues outside of the ordinary scope of the contract. For all three types of reserves, a provision for the entire amount of the loss is charged against income in the period in which the loss becomes known and can be reasonably estimated by management.
Reserves for Inventory Valuation
At September 28, 2019, we had net inventories of $535 million, or 33% of current assets. Reserves for inventory were $134 million, or 20% of gross inventories. Inventories are stated at the lower of cost or net realizable value with cost determined primarily on the first-in, first-out method of valuation.
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

Reviews for Impairment of Goodwill
At September 28, 2019, we had $784 million of goodwill, or 25% of total assets. We test goodwill for impairment for each of our reporting units at least annually, during our fourth quarter, and whenever events occur or circumstances change, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. We also test goodwill for impairment when there is a change in reporting units.
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
For our annual test of goodwill for impairment in 2019, we performed a qualitative assessment for each of our four reporting units.
We evaluated the potential for goodwill impairment by considering macroeconomic conditions, industry and market conditions, cost factors, both current and future expected financial performance, and relevant entity-specific events for each of the reporting units. We also considered our overall market performance discretely as well as in relation to our peers. The results of our qualitative assessment indicated that is more likely than not that the fair value of each of the reporting units exceed its carrying value; and therefore, a quantitative two-step impairment test was not necessary.

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

During 2019, we recorded $4 million of impairment charges for capitalized software costs that will not be placed in service.
Pension Assumptions
We maintain various defined benefit pension plans covering employees at certain locations. Pension expense for all defined benefit plans for 2019 was $40 million. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, mortality rates and the long-term expected return on assets. Other assumptions include salary increases and retirement age.
We use the spot rate approach to estimate the service and interest cost components of the net periodic benefit cost for most of our plans. Under this approach the service cost is determined by applying the discount rates along the yield curve to the specific service cost cash flows to determine the present value. The interest cost component is computed by using each assumed discount rate along the curve. The discount rates used in determining expense for the U.S. Employees’ Retirement Plan, our largest plan, in 2019 were 4.4% for service cost and 4.1% for interest cost, compared to 4.2% and 3.5%, respectively, in 2018. A 50 basis point decrease in the discount rates would increase our annual pension expense by $6 million. The discount rates are used to state expected future cash flows at present value. Using a higher discount rate decreases the present value of pension obligations and decreases pension expense. We use the Aon Hewitt AA Above Median yield curve to determine the discount rate for our U.S. defined benefit plans at year end. We believe that the Aon Hewitt AA Above Median yield curve best mirrors the yields of bonds that would be selected by management if actions were taken to settle our obligation.
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
The long-term expected return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In determining the long-term expected return on assets assumption, we consider our current and target asset allocations. We consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. In determining the 2019 expense for our largest plan, we used a 5.25% return on assets assumption, compared to 7.00% for 2018. A 25 basis point decrease in the long-term expected return on assets assumption would increase our annual pension expense by $2 million.
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
We record reserves against tax benefits when it’s more likely than not that we will not sustain a position if the appropriate taxing jurisdiction had full information and examined our position. We adjust these reserves when facts and circumstances change, such as when progress is made by taxing authorities in their review of our position. There is a considerable amount of judgment in making these assessments. There were no significant reserves taken in 2019.

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
At September 28, 2019, we had gross deferred tax assets of $177 million and deferred tax asset valuation allowances of $13 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence, tax benefit carryforwards and contract reserves. The deferred tax assets include $13 million related to tax benefit carryforwards associated with net operating losses and tax credits, for which $10 million of deferred tax asset valuation allowances are recorded.

CONSOLIDATED RESULTS OF OPERATIONS

				2019 vs. 2018		2018 vs. 2017
(dollars and shares in millions, except per share data)	2019	2018	2017	$ Variance	% Variance	$ Variance	% Variance
Net sales	$2,905	$2,709	$2,498	$195	7%	$212	8%
Gross margin	28.1%	28.6%	29.4%
Research and development expenses	$126	$130	$144	$(3)	(3%)	$(14)	(10%)
Selling, general and administrative expenses as a percentage of sales	13.9%	14.3%	13.9%
Interest expense	$39	$36	$35	$3	8%	$2	5%
Restructuring expense	$—	$29	$—	$(29)	(100%)	$29	n/a
Other	$12	$7	$27	$5	68%	$(20)	(74%)
Effective tax rate	23.1%	47.4%	22.7%
Net earnings attributable to Moog and noncontrolling interest	$180	$97	$140	$83	86%	$(44)	(31%)
Diluted average common shares outstanding	35	36	36	(1)	(2%)	—	—%
Diluted earnings per share	$5.11	$2.68	$3.90	$2.43	91%	$(1.22)	(31%)
Total backlog	$2,233	n/a	n/a	n/a	n/a	n/a	n/a
Twelve-month backlog	$1,502	$1,481	$1,212	$21	1%	$269	18%
Net sales increased in 2019 compared to 2018 within Aircraft Controls and Space and Defense Controls, while sales declined in Industrial Systems. Weaker foreign currencies relative to the U.S. dollar, in particular the Euro and the British Pound, decreased sales $23 million.
Net sales increased across all of our segments in 2018 compared to 2017. Our acquisitions in Industrial Systems and Space and Defense Controls contributed an incremental $32 million and $7 million of sales, respectively. Additionally in 2018, stronger foreign currencies relative to the U.S. dollar, in particular the Euro, increased sales $27 million. Also in 2018, Space and Defense Controls was impacted by the absence of $18 million of lost sales associated with the 2017 divested operations.
Gross margin decreased in 2019 compared to 2018. Gross margins declined in Aircraft Controls due to higher operating costs and due to a $10 million charge related to a supplier quality issue in the second quarter of 2019. Partially offsetting the decline was improved sales volume in Space and Defense Controls, as well as the absence of last year's $12 million inventory write-down in Industrial Systems due to the decision to exit the wind pitch controls business.
Gross margin decreased in 2018 compared to 2017 due primarily to the $12 million inventory write-down associated with our exit of the wind pitch controls business. Gross margin excluding the inventory write-down decreased slightly. A negative sales mix in Aircraft Controls was mostly offset by incremental profit from higher sales in Industrial Systems and Space and Defense Controls.
Research and development expenses declined in 2019 compared to 2018. Lower activity across our major commercial OEM programs in Aircraft Controls reduced expenses $9 million, while increased activity in our other segments partially offset the decline. Research and development expenses in 2018 decreased compared to 2017. Within Aircraft Controls, research and development expenses decreased $19 million, as we had lower activity across all of our major commercial development programs. The reduced spend was partially offset by increases in research and development activities across our other two segments.
Selling, general and administrative expenses as a percentage of sales decreased in 2019 compared to 2018. The decrease primarily relates to higher sales in Space and Defense Controls, as well as the absence of the prior year's expenses. Selling, general and administrative expenses as a percentage of sales increased in 2018 compared to 2017. The increase is due to higher selling expense in select growth markets, primarily in Industrial Systems, acquisition-related expenses and higher healthcare costs.

Interest expense increased in 2019 compared to 2018 due to higher interest rates on outstanding debt. Interest expense in 2018 increased compared to 2017. Higher interest rates increased expense $5 million; however, lower debt levels mostly offset the increase.
In 2018, we decided to phase out our participation in the wind pitch controls business, during which we incurred $39 million of restructuring expense in Industrial Systems specific to this decision. Of the related restructuring expense, there was $30 million for non-cash charges, $6 million for severance and $3 million for other costs.
Other expense includes $13 million for non-service pension expense in 2019, $7 million in non-service pension expense in 2018 and $13 million for non-service pension expense in 2017. The increase in 2019 compared to 2018 is due to lower expected return on assets related to a lower risk investment strategy. The decrease in 2018 compared to 2017 is due to lower amounts of amortized actuarial loss, driven by higher discount rates. In addition, other expense in 2017 includes $13 million of losses associated with the sale of non-core businesses in Space and Defense Controls.
Our effective tax rate in 2019 differs from the U.S. statutory tax rate primarily as a result of tax impacts associated with earnings generated offshore. The effective tax rate in 2018 was significantly impacted by the enactment of the Tax Cuts and Jobs Act of 2017, as well as limited tax benefits associated with the restructuring charges taken in foreign jurisdictions of our Industrial Systems segment. Excluding the one-time special impacts due to the Act and the restructuring charges, the effective tax rate for 2018 was 25.1%. Our effective tax rate in 2017 includes the benefits associated with divesting non-core businesses in Space and Defense Controls and the recognition and timing of U.S. tax incentives.
Other comprehensive loss in 2019 includes $30 million of foreign currency translation loss, whereas other comprehensive income in 2018 includes $16 million of negative foreign currency translation adjustments. The change in foreign currency translation in 2019 compared to 2018 was primarily attributable to the appreciation of the Euro and the British Pound relative to the U.S. Dollar. Other comprehensive income in 2017 includes $27 million of positive foreign currency translation adjustments. In 2018 compared to 2017, the change in foreign currency translation adjustments was primarily driven by negative changes in the British pound, the Euro and the Canadian dollar relative to the U.S. Dollar.
Other comprehensive loss in 2019 also includes $18 million of negative retirement liability adjustments. Other comprehensive income in 2018 and 2017 includes $27 million and $69 million, respectively, of positive retirement liability adjustments. The change in retirement liability adjustments in 2019 compared to 2018 was primarily due to a lower expected return on assets. In 2018 compared to 2017, the change in retirement liability was primarily due to differences in actual versus expected return on assets, partially offset by changes in discount rates.
The twelve-month backlog at September 28, 2019 compared to September 29, 2018 increased in our aerospace and defense business. Within Space and Defense Controls, backlog increased supporting the expected incremental sales for launch vehicles, defense components and missiles. Within Aircraft Controls, backlog increased for development programs. Offsetting most of these increases was a decline in backlog for commercial OEM programs due to the timing of orders. The twelve-month backlog for our industrial business increased slightly. We had higher orders for our medical products and industrial components. However, these were partially offset by lower orders in our industrial automation market, driven by the slowdown in global capital investments.
The twelve-month backlog at September 29, 2018 compared to September 30, 2017 increased in our aerospace and defense as well as in our industrial businesses. Within Aircraft Controls, twelve-month backlog increased due to the timing and volume of military orders, especially for the F-35 program. Within Space and Defense Controls twelve-month backlog increased due to higher orders for our defense programs. The increased level of twelve-month backlog in Industrial Systems is due to higher orders from our acquisitions within our industrial automation market and for our industrial components products.

SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note 20, Segments, of Item 8, Financial Statements and Supplementary Data of this report.
 Aircraft Controls

				2019 vs. 2018		2018 vs. 2017
(dollars in millions)	2019	2018	2017	$ Variance	% Variance	$ Variance	% Variance
Net sales - military aircraft	$622	$572	$522	$50	9%	$50	10%
Net sales - commercial aircraft	681	622	603	59	10%	19	3%
	$1,303	$1,194	$1,125	$109	9%	$69	6%
Operating profit	$123	$130	$117	$(7)	(5%)	$13	11%
Operating margin	9.4%	10.9%	10.4%
The increase in Aircraft Controls' net sales in 2019 was driven by increases in commercial OEM, military OEM and military aftermarket programs compared to 2018. Aircraft Controls' net sales growth in 2018 compared to 2017 was driven by military OEM programs and by commercial aftermarket programs.
In 2019 compared to 2018, commercial OEM sales increased $70 million, but was partially offset by a $10 million decline in commercial aftermarket sales. Within commercial OEM programs, sales to Boeing increased $26 million and sales to Airbus increased $21 million, as higher volumes on the Boeing 787 and accelerated shipments on the Airbus A350 offset declines in both customers' legacy programs. Also sales for business jets increased $18 million due to higher Gulfstream volumes. The decline in commercial aftermarket sales was driven by the timing of initial provisioning orders for the Airbus A350, reducing sales $8 million. Also in 2019 compared to 2018, military OEM sales increased $33 million and military aftermarket sales increased $17 million. Within military OEM sales, higher production rates increased sales $14 million for the F-35 program, sales for foreign military programs increased $11 million and sales for the V-22 increased $8 million. The increase in military aftermarket sales was driven by higher V-22 and F-35 spares sales.
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
Operating margin declined in 2019 compared to 2018. We had higher internal and external costs as production volumes have increased in both commercial and military programs. Additionally, operating margin in 2019 included a $10 million charge related to a supplier quality issue. Partially offsetting these higher expenses was the incremental margin from higher amounts of foreign military sales and $9 million of lower research and development expenses across our major programs.
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

Space and Defense Controls

				2019 vs. 2018		2018 vs. 2017
(dollars in millions)	2019	2018	2017	$ Variance	% Variance	$ Variance	% Variance
Net sales	$683	$581	$529	$103	18%	$52	10%
Operating profit	$89	$68	$50	$21	32%	$18	35%
Operating margin	13.0%	11.6%	9.4%
Space and Defense Controls' net sales growth was driven by both of our space and our defense markets in 2019 compared to 2018, and in 2018 compared to 2017.
In 2019 compared to 2018, sales in our defense market increased $99 million across all of our of our major programs. Defense controls sales increased $29 million as our new turret system product ramp increased sales $20 million and sales for slip ring components increased $15 million. Also, sales for missile applications increased $34 million due to higher volumes on both legacy and funded development programs. Additionally, we had $21 million of higher defense component sales driven by the overall growth in defense spending. In 2019 compared to 2018, sales increased $4 million in our space market. Sales for launch vehicles increased $11 million. The level of work increased for both NASA's Orion spacecraft and for funded hypersonic application development activities, but were partially offset by lower work on NASA's Space Launch System launch vehicle. However, an $8 million decline in space avionics sales due to contract delays reduced the overall sales growth in our space market.
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
Operating margin increased in 2019 compared to 2018 due primarily to higher sales volumes for our defense products. Also, the sales growth contributed to incremental margins beyond our selling and administrative expenses.
Operating margin increased in 2018 compared to 2017 due to the absence of 2017's losses associated with selling our non-core businesses. Operating margin excluding the losses would have been 11.9% in 2017. The slight decline in 2018 operating margin compared to an adjusted 2017 operating margin was driven by higher research and development expenses.

Industrial Systems

				2019 vs. 2018		2018 vs. 2017
(dollars in millions)	2019	2018	2017	$ Variance	% Variance	$ Variance	% Variance
Net sales	$918	$935	$843	$(17)	(2%)	$92	11%
Operating profit	$109	$65	$92	$44	68%	$(27)	(29%)
Operating margin	11.9%	6.9%	10.9%
The decline in Industrial Systems' net sales in 2019 compared to 2018 was due to weaker foreign currencies, as acquired sales offset the lost sales of the exited business. In 2018 compared to 2017, approximately half of Industrial Systems' net sales growth was driven by organic growth within all our markets, and the remaining growth was split between the impacts of acquisitions and foreign currencies.
In 2019, weaker foreign currencies, in particular the Euro and the British Pound, relative to the U.S. Dollar decreased sales $16 million as compared to 2018. Additionally, sales decreased $43 million in our energy market, due largely to our decision to exit the wind pitch controls business in 2018. Also, energy generation sales declined $12 million due to lower demand in Japan for large turbines. Offsetting the sales decline was a sales increase in our industrial automation market. The acquisition of Vues Brno s.r.o increased sales $20 million, and we had higher sales for industrial components. Sales also increased $14 million in our medical market due to higher enteral pump and sets sales.
Excluding the currency effects on sales in 2018 compared to 2017, sales increased $41 million in our industrial automation market. The increases were primarily driven by our acquisitions, as well as stronger macro economic growth. Sales also increased $17 million in our medical market driven by higher orders for our components and devices. In addition, sales increased $14 million in our energy market driven by increased shipments for energy generation and exploration products. In total in 2018 compared to 2017, the acquisitions of Vues Brno s.r.o and Rotary Transfer Systems increased sales, primarily in our industrial automation market, $32 million, and stronger foreign currencies, primarily the Euro relative to the U.S. dollar, increased sales $19 million.
In 2018, we decided to phase out our participation in the wind pitch controls business, during which we incurred $39 million of restructuring expense as described in the Consolidated Results of Operations.
Operating margin increased in 2019 compared to 2018 due to the absence of the 2018 restructuring expense. Excluding the effect of this expense in 2018, operating margin would have been 10.9%. The resulting increase from an adjusted 2018 operating margin was driven by the lack of the low-margin wind pitch controls business. Additionally, higher sales drove incremental margins in our medical and in our marine businesses, and we benefited $3 million due to a gain on the sale of a small non-core business. Partly offsetting the increase was higher selling, general and administrative expenses as a percentage of sales.
Operating margin decreased in 2018 compared to 2017 due to charges associated with exiting the wind pitch controls business. Excluding the effect of this expense, operating margin would have been 10.9% in 2018.

SEGMENT OUTLOOK

			2020 vs. 2019
(dollars in millions)	2020	2019	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,325	$1,303	$22	2%
Space and Defense Controls	770	683	87	13%
Industrial Systems	915	918	(3)	—%
	$3,010	$2,905	$105	4%
Operating profit:
Aircraft Controls	$139	$123	$17	14%
Space and Defense Controls	100	89	11	12%
Industrial Systems	106	109	(4)	(4%)
	$345	$321	$24	7%
Operating margin:
Aircraft Controls	10.5%	9.4%
Space and Defense Controls	13.0%	13.0%
Industrial Systems	11.5%	11.9%
	11.5%	11.1%

Net earnings	$195	$180
Diluted earnings per share	$5.35 - $5.75	$5.11
2020 Outlook – We expect higher defense sales in both Space and Defense Controls and in Aircraft Controls to drive the increased 2020 sales. We also expect higher space sales due mostly to higher amounts of launch vehicle program activity. In addition, we expect Industrial Systems sales to decline slightly, driven by the slowing of global economies. Within commercial aircraft programs, we expect lower sales. We expect operating margin will increase due to expected operational improvements within Aircraft Controls. Net earnings in 2020 will benefit from the incremental operating margin, as lower non-operating expenses are offset by a higher effective tax rate. We expect diluted earnings per share will range between $5.35 and $5.75, with a midpoint of $5.55.
2020 Outlook for Aircraft Controls – We expect 2020 sales in Aircraft Controls will increase due to higher amounts of military aircraft sales for both OEM and aftermarket programs, primarily related to the F-35 program. Within commercial aircraft programs, we expect that the wind down of the legacy Boeing 777 program, as well as the absence of 2019's accelerated shipments for the Airbus A350, will moderate the military sales growth. We expect operating margin will increase in 2020 due to operational improvements and due to the absence of the 2019 supplier quality charge.
2020 Outlook for Space and Defense Controls – We expect 2020 sales in Space and Defense Controls will increase in both of our markets. Within our defense market, we expect higher sales across all of our programs, driven by higher volumes for our existing and new product offerings. We expect sales in our space market to increase as well, driven by higher amounts of NASA and hypersonic work, as well as increased bookings for avionics products. We expect operating margin will remain level with 2019 as the incremental margin from the higher sales volume is offset by higher amounts of lower-margin development work.
2020 Outlook for Industrial Systems – We expect 2020 sales in Industrial Systems will decline slightly as the slowing global capital investments reduce our industrial automation sales. Mostly offsetting this decline is expected sales increases in our medical applications and our flight simulation systems. We expect operating margin will decline due to an unfavorable sales mix.

FINANCIAL CONDITION AND LIQUIDITY

				2019 vs. 2018		2018 vs. 2017
(dollars in millions)	2019	2018	2017	$ Variance	% Variance	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$181	$102	$218	$79	77%	$(115)	(53%)
Investing activities	(116)	(142)	(110)	26	(18%)	(32)	29%
Financing activities	(99)	(222)	(76)	123	(55%)	(146)	193%
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At September 28, 2019, our cash, cash equivalents and restricted cash balance was $93 million which is primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments.
Operating activities
Net cash provided by operating activities increased in 2019 compared to 2018. In 2019, pension contributions decreased $151 million. This was partially offset by higher inventory levels, primarily in Aircraft Controls, which used $64 million more cash in 2019 compared to 2018. Additionally, higher accounts receivable balances used $15 million more cash, driven primarily by Aircraft Controls.

Net cash provided by operating activities decreased in 2018 compared to 2017. Cash used by pension and retirement liabilities increased $94 million due to incremental pension contributions in 2018. Also, cash used by inventory increased $26 million, as higher volumes on new programs in Aircraft Controls and delays on shipments in Space and Defense Controls resulted in more inventory.
Investing activities
Net cash used by investing activities in 2019 included $118 million for capital expenditures.
Net cash used by investing activities in 2018 included $95 million for capital expenditures and $48 million for the acquisitions in our Industrial Systems and Space and Defense segments.
Net cash used by investing activities in 2017 included $76 million for capital expenditures and $41 million for the acquisition in Industrial Systems.
We expect our 2020 capital expenditures to be $120 million, due to facilities investments supporting the increased production, as well as machinery and test equipment to improve our operational efficiencies.
Financing activities
Net cash used by financing activities in 2019 includes $31 million of net payments on our credit facilities and $35 million of cash dividends. Net cash used by financing activities in 2019 also includes $23 million related to repurchasing approximately 302,000 shares.
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
On October 15, 2019, we amended and restated our U.S. revolving credit facility, which now matures on October 15, 2024. Previously, the revolving credit facility was to mature on June 28, 2021. Our amended and extended U.S. revolving credit facility has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $396 million at September 28, 2019. The weighted-average interest rate on the majority of the outstanding credit facility borrowings is 3.68% and is based on LIBOR plus the applicable margin, which was 1.63% at September 28, 2019. The credit facility is secured by substantially all of our U.S. assets.
The U.S. revolving credit facility contains various covenants. The covenant for minimum interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The covenant for the maximum leverage ratio, defined as the ratio of net debt to EBITDA for the most recent four quarters, is 4.0. We are in compliance with all covenants. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on July 26, 2022. Interest for the revolving credit facility is based on LIBOR plus a margin of 2.13%. As of September 28, 2019, there were $7 million of outstanding borrowings.
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
We have a trade receivables securitization facility (the "Securitization Program"), which was extended on October 16, 2019 and matures on October 29, 2021. Previously, the Securitization Program was to mature on October 30, 2020. The Securitization Program provides up to $130 million of borrowing capacity and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. We had an outstanding balance of $130 million at September 28, 2019. The Securitization Program has a minimum borrowing requirement, which was $104 million at September 28, 2019. Interest on the secured borrowings under the Securitization Program was 2.86% at September 28, 2019 and is based on 30-day LIBOR plus an applicable margin.
At September 28, 2019, we had $709 million of unused capacity, including $670 million from the U.S. revolving credit facility after considering standby letters of credit.
Net debt to capitalization was 36% at September 28, 2019 and 38% at September 29, 2018. The decrease in net debt to capitalization is primarily due to our net earnings.
We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in each of the four quarters of 2019.

The Board of Directors authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases that includes both Class A and Class B common stock, and allows us to buy up to an aggregate 13 million common shares. Under this program, we have purchased approximately 10 million shares for $673 million as of September 28, 2019.
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our financial condition, results of operations or cash flows.
Contractual Obligations and Commercial Commitments
Our significant contractual obligations and commercial commitments at September 28, 2019 are as follows:

(dollars in millions)	Payments due by period
Contractual Obligations	Total	2020	2021- 2022	2023- 2024	After 2024
Long-term debt	$833	$—	$137	$300	$396
Interest on long-term debt	55	16	32	8	—
Operating leases	116	21	35	18	42
Purchase obligations	1,033	769	225	13	27
Total contractual obligations	$2,037	$805	$428	$339	$464
The obligations in the table above exclude unrecognized tax benefits, which are not material. We are unable to determine if and when any of those amounts will be settled, nor can we estimate any potential changes to the unrecognized tax benefits.
The table above excludes interest on variable-rate debt from our U.S. revolving credit facility, other revolving credit facilities and the Securitization Program, as we are unable to determine the rate and average balance outstanding for the periods presented in the above table. Interest on variable-rate long-term debt, assuming the rate and outstanding balances do not change from those at September 28, 2019, would be approximately $20 million annually.
Total contractual obligations exclude pension obligations. In 2020, we have no minimum funding requirements. However, we anticipate making contributions to defined benefit pension plans of $12 million, of which approximately $5 million is for a non-qualified U.S. plan. We are unable to determine minimum funding requirements beyond 2020.
In 2018, we made discretionary incremental contributions to our defined benefit plans in excess of minimum funding requirements. These additional contributions were primarily made to fully fund our qualified U.S. defined benefit pension plan. We do not plan to make additional contributions to this plan for the foreseeable future.

(dollars in millions)	Commitments expiring by period
Other Commercial Commitments	Total	2020	2021- 2022	2023- 2024	After 2024
Standby letters of credit	$34	$12	$22	$—	$—

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
Aerospace and Defense
Approximately two-thirds of our 2019 sales were generated in aerospace and defense markets. Within aerospace and defense, we serve three end markets: defense, commercial aircraft and space.
The defense market is dependent on military spending for development and production programs. We have a growing development program order book for future generation aircraft and hypersonic missiles, which we hope to embed our technologies within these high-performance military programs of the future. Aircraft production programs are typically long-term in nature, offering predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Joint Strike Fighter, FA-18E/F Super Hornet and V-22 Osprey. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. Defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending beyond 2019 are uncertain and subject to congressional debate. Our security and surveillance product line is dependent on government funding at federal and local levels, as well as private sector demand.
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
The space market is comprised of four customer markets: the civil market, namely NASA, the department of defense market, the commercial space market and the new space market. The civil market is driven by investment for commercial and exploration activities, including NASA's return to the moon. The department of defense market is driven by governmental-authorized levels of funding for satellite communications, as well as funding for hypersonic defense technologies. The commercial space market is comprised of large satellite customers, which traditionally are communications companies. Trends for this market, as well as for commercial launch vehicles, follow demand for increased capacity. This, in turn tends to track with underlying demand for increased consumption of telecommunication services, satellite replacements and global navigation needs. The new space market is driven by investments to increase the speed and access to space through smaller satellites, at reduced cost.

Industrial
Approximately one-third of our 2019 sales were generated in industrial markets. Within industrial, we serve two end markets: industrial automation and medical.
The industrial automation market we serve is influenced by several factors including capital investment, product innovation, economic growth, cost-reduction efforts and technology upgrades. We experience challenges from the need to react to the demands of our customers, who are in large part sensitive to international and domestic economic conditions. Our simulation and test products operate in a market that is largely affected by these same factors and challenges. Our energy generation and exploration products operates in an energy market that is affected by changing oil and natural gas prices, global urbanization and the resulting change in supply and demand for global energy. Historically, drivers for global growth includes investments in power generation infrastructure and exploration of new oil and gas resources.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-fifth of our 2019 sales were denominated in foreign currencies. During 2019, average foreign currency rates generally weakened against the U.S. dollar compared to 2018. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $23 million compared to one year ago. During 2018, average foreign currency rates generally strengthened against the U.S. dollar compared to 2017. The translation of the results of our foreign subsidiaries into U.S. dollars increased 2018 sales by $27 million compared to 2017.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1, Summary of Significant Accounting Policies, included in Item 8, Financial Statements and Supplementary Data of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates ("ASU").

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and foreign currency contracts. We do not hold or issue financial instruments for trading purposes. In 2019, our derivative instruments consisted of interest rate swaps designated as cash flow hedges and foreign currency contracts.
At September 28, 2019, we had $533 million of borrowings subject to variable interest rates. At September 28, 2019, we had interest rate swaps with notional amounts totaling $75 million. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 3.25%, including the applicable margin of 1.63% as of September 28, 2019. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times through June 23, 2020. During 2019, our average borrowings subject to variable interest rates, after adjusting for interest rate swaps, were $444 million and, therefore, if interest rates had been one percentage point higher during 2019, our interest expense would have been $4 million higher.
We also enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party purchases, intercompany product shipments and to reduce exposure on intercompany balances that are denominated in foreign currencies. We have foreign currency contracts with notional amounts of $155 million outstanding at September 28, 2019 that mature at various times through May 28, 2021. These include notional amounts of $133 million outstanding where the U.S. dollar is one side of the trade. The net fair value of all of our foreign currency contracts involving the U.S. dollar was less than a $1 million net asset at September 28, 2019. A hypothetical 10 percent increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at September 28, 2019 by approximately $10 million, while a hypothetical 10 percent decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at September 28, 2019 by approximately $13 million. It is important to note that gains and losses indicated in the sensitivity analysis would often be offset by gains and losses on the underlying receivables and payables.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the Euro, British pound and Japanese yen. If average annual foreign exchange rates collectively weakened or strengthened against the U.S. dollar by 10%, our net earnings in 2019 would have decreased or increased by $9 million from foreign currency translation. This sensitivity analysis assumed that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual transactions.

Item 8.	Financial Statements and Supplementary Data.
Consolidated Statements of Earnings

	Fiscal Years Ended
(dollars in thousands, except share and per share data)	September 28, 2019	September 29, 2018	September 30, 2017
Net sales	$2,904,663	$2,709,468	$2,497,524
Cost of sales	2,088,831	1,923,179	1,763,758
Inventory write-down - restructuring	—	12,198	—
Gross profit	815,832	774,091	733,766
Research and development	126,453	129,838	144,157
Selling, general and administrative	404,653	388,434	346,281
Interest	39,269	36,238	34,551
Restructuring	—	28,794	—
Other	11,699	6,950	27,066
Earnings before income taxes	233,758	183,837	181,711
Income taxes	54,010	87,209	41,301
Net earnings attributable to Moog and noncontrolling interest	$179,748	$96,628	$140,410

Net earnings (loss) attributable to noncontrolling interest	—	121	(870)

Net earnings attributable to Moog	$179,748	$96,507	$141,280

Net earnings per share attributable to Moog
Basic	$5.16	$2.71	$3.94
Diluted	$5.11	$2.68	$3.90

Dividends declared per share	$1.00	$0.50	$—

Average common shares outstanding
Basic	34,854,614	35,661,638	35,852,448
Diluted	35,178,968	36,052,307	36,230,043
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Years Ended
(dollars in thousands)	September 28, 2019	September 29, 2018	September 30, 2017
Net earnings attributable to Moog and noncontrolling interest	$179,748	$96,628	$140,410
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(29,984)	(16,279)	27,460
Retirement liability adjustment	(18,006)	26,757	69,229
Change in accumulated income (loss) on derivatives	105	(121)	2,881
Other comprehensive income (loss), net of tax	(47,885)	10,357	99,570
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings	—	(47,077)	—
Comprehensive income (loss)	131,863	59,908	239,980
Comprehensive income (loss) attributable to noncontrolling interest	—	91	(870)
Comprehensive income (loss) attributable to Moog	$131,863	$59,817	$240,850
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(dollars in thousands, except per share data)	September 28, 2019	September 29, 2018
ASSETS
Current assets
Cash and cash equivalents	$89,702	$125,584
Restricted cash	2,846	2,122
Receivables	957,287	793,911
Inventories	534,974	512,522
Prepaid expenses and other current assets	44,164	44,404
Total current assets	1,628,973	1,478,543
Property, plant and equipment, net of accumulated depreciation of $828,810 and $816,837, respectively	586,767	552,865
Goodwill	784,240	797,217
Intangible assets, net	79,646	95,537
Deferred income taxes	19,992	17,328
Other assets	14,619	22,558
Total assets	$3,114,237	$2,964,048
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$3,623
Current installments of long-term debt	249	365
Accounts payable	257,677	207,422
Accrued compensation	143,765	147,765
Contract advances	137,242	151,687
Other accrued liabilities	188,725	169,762
Total current liabilities	727,658	680,624
Long-term debt, excluding current installments	832,984	858,836
Long-term pension and retirement obligations	160,034	117,471
Deferred income taxes	40,528	46,477
Other long-term liabilities	30,552	35,654
Total liabilities	1,791,756	1,739,062
Shareholders’ equity
Common stock - par value $1.00
Class A - Authorized 100,000,000 shares	43,795	43,785
Issued 43,794,935 and outstanding 32,268,275 shares at September 28, 2019
Issued 43,784,489 and outstanding 32,486,766 shares at September 29, 2018
Class B - Authorized 20,000,000 shares. Convertible to Class A on a one-for-one basis	7,485	7,495
Issued 7,484,778 and outstanding 2,426,819 shares at September 28, 2019
Issued 7,495,224 and outstanding 2,311,286 shares at September 29, 2018
Additional paid-in capital	510,546	502,257
Retained earnings	2,133,328	1,973,514
Treasury shares	(769,569)	(738,494)
Stock Employee Compensation Trust	(111,492)	(118,449)
Supplemental Retirement Plan Trust	(71,546)	(72,941)
Accumulated other comprehensive loss	(420,066)	(372,181)
Total shareholders’ equity	1,322,481	1,224,986
Total liabilities and shareholders’ equity	$3,114,237	$2,964,048
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
(dollars in thousands)	September 28, 2019	September 29, 2018	September 30, 2017
COMMON STOCK
Beginning and end of year	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	502,257	492,246	465,762
Issuance of treasury shares	(1,018)	(4,321)	(7,390)
Equity-based compensation expense	6,464	5,804	4,582
Redemption of noncontrolling interest	—	175	3,125
Adjustment to market - SECT, SERP and other	2,843	8,353	26,167
End of year	510,546	502,257	492,246
RETAINED EARNINGS
Beginning of year	1,973,514	1,847,819	1,706,539
Net earnings attributable to Moog	179,748	96,507	141,280
Dividends	(34,857)	(17,889)	—
Adoption of ASC 606	14,923	—	—
Tax Cuts and Jobs Act, reclassification from AOCIL	—	47,077	—
End of year	2,133,328	1,973,514	1,847,819
TREASURY SHARES AT COST
Beginning of year	(738,494)	(739,157)	(741,700)
Class A and B shares issued related to compensation	9,880	8,881	11,186
Class A and B shares purchased	(40,955)	(8,218)	(8,643)
End of year	(769,569)	(738,494)	(739,157)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of year	(118,449)	(89,919)	(49,463)
Issuance of shares	22,190	4,714	867
Purchase of shares	(15,288)	(30,358)	(18,685)
Adjustment to market	55	(2,886)	(22,638)
End of year	(111,492)	(118,449)	(89,919)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of year	(72,941)	(12,474)	(8,946)
Issuance of shares	4,293	—	—
Purchase of shares	—	(55,000)	—
Adjustment to market	(2,898)	(5,467)	(3,528)
End of year	(71,546)	(72,941)	(12,474)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(372,181)	(335,491)	(435,061)
Other comprehensive income (loss)	(47,885)	10,387	99,570
Tax Cuts and Jobs Act, reclassification to retained earnings	—	(47,077)	—
End of year	(420,066)	(372,181)	(335,491)
TOTAL MOOG SHAREHOLDERS’ EQUITY	1,322,481	1,224,986	1,214,304
NONCONTROLLING INTEREST
Beginning of year	—	—	—
Noncontrolling interest of acquired entity	—	1,927	—
Net earnings attributable to noncontrolling interest	—	121	—
Foreign currency translation adjustment	—	(30)	—
Acquisition of noncontrolling interest	—	(2,018)	—
End of year	—	—	—
TOTAL SHAREHOLDERS’ EQUITY	$1,322,481	$1,224,986	$1,214,304

Consolidated Statements of Shareholders’ Equity, continued
	Fiscal Years Ended
	September 28, 2019	September 29, 2018	September 30, 2017
REDEEMABLE NONCONTROLLING INTEREST
Beginning of year	$—	$—	$5,651
Net loss attributable to redeemable noncontrolling interest	—	—	(870)
Acquisition of noncontrolling interest	—	—	(4,781)
End of year	$—	$—	$—

Consolidated Statements of Shareholders’ Equity, Shares

	Fiscal Years Ended
(share data)	September 28, 2019	September 29, 2018	September 30, 2017
COMMON STOCK - CLASS A
Beginning of year	43,784,489	43,704,286	43,666,801
Conversion of Class B to Class A	10,446	80,203	37,485
End of year	43,794,935	43,784,489	43,704,286
COMMON STOCK - CLASS B
Beginning of year	7,495,224	7,575,427	7,612,912
Conversion of Class B to Class A	(10,446)	(80,203)	(37,485)
End of year	7,484,778	7,495,224	7,575,427
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of year	(10,872,575)	(10,933,003)	(11,110,087)
Class A shares issued related to compensation	109,005	104,842	284,048
Class A shares purchased	(337,942)	(44,414)	(106,964)
End of year	(11,101,512)	(10,872,575)	(10,933,003)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of year	(3,323,996)	(3,333,927)	(3,323,926)
Class B shares issued related to compensation	148,017	64,664	7,380
Class B shares purchased	(169,510)	(54,733)	(17,381)
End of year	(3,345,489)	(3,323,996)	(3,333,927)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of year	(983,772)	(654,753)	(404,919)
Issuance of shares	270,675	57,277	15,000
Purchase of shares	(173,203)	(386,296)	(264,834)
End of year	(886,300)	(983,772)	(654,753)
SERP - CLASS B COMMON STOCK
Beginning of year	(876,170)	(150,000)	(150,000)
Issuance of shares	50,000	—	—
Purchase of shares	—	(726,170)	—
End of year	(826,170)	(876,170)	(150,000)
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(dollars in thousands)	September 28, 2019	September 29, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings attributable to Moog and noncontrolling interest	$179,748	$96,628	$140,410
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	71,926	71,231	71,363
Amortization	13,334	17,341	18,804
Deferred income taxes	(4,598)	30,613	10,758
Equity-based compensation expense	6,464	5,804	4,582
Other	4,239	34,455	17,898
Changes in assets and liabilities providing (using) cash:
Receivables	(82,818)	(67,621)	(44,558)
Inventories	(96,652)	(32,451)	(5,999)
Accounts payable	52,499	35,980	26,890
Contract advances	(14,432)	(10,998)	(7,054)
Accrued expenses	3,014	14,926	15,751
Accrued income taxes	6,749	4,227	(4,686)
Net pension and post retirement liabilities	27,329	(123,500)	(29,029)
Other assets and liabilities	14,621	25,772	2,650
Net cash provided by operating activities	181,423	102,407	217,780
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(48,382)	(40,545)
Purchase of property, plant and equipment	(118,422)	(94,517)	(75,798)
Other investing transactions	2,702	1,257	6,820
Net cash used by investing activities	(115,720)	(141,642)	(109,523)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term (repayments) borrowings	(3,653)	3,618	(1,280)
Proceeds from revolving lines of credit	971,658	568,550	255,622
Payments on revolving lines of credit	(998,726)	(678,660)	(305,512)
Proceeds from long-term debt	—	15,000	—
Payments on long-term debt	(411)	(25,922)	(168)
Payment of dividends	(34,857)	(17,889)	—
Proceeds from sale of treasury stock	5,268	4,560	3,797
Purchase of outstanding shares for treasury	(40,955)	(8,218)	(8,643)
Proceeds from sale of stock held by SECT	13,990	4,714	867
Purchase of stock held by SECT	(15,288)	(30,358)	(18,685)
Proceeds from sale of SERP stock	4,293	—	—
Purchase of stock held by SERP Trust	—	(55,000)	—
Other financing transactions	—	(1,964)	(1,656)
Net cash used by financing activities	(98,681)	(221,569)	(75,658)
Effect of exchange rate changes on cash	(2,180)	1,541	10,433
Increase (decrease) in cash, cash equivalents and restricted cash	(35,158)	(259,263)	43,032
Cash, cash equivalents and restricted cash at beginning of year	127,706	386,969	343,937
Cash, cash equivalents and restricted cash at end of year	$92,548	$127,706	$386,969

Consolidated Statements of Cash Flows, continued
	Fiscal Years Ended
	September 28, 2019	September 29, 2018	September 30, 2017
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$38,864	$36,689	$33,801
Income taxes paid, net of refunds	36,474	34,214	44,205
Treasury shares issued as compensation	11,795	—	—
Equipment acquired through financing	216	297	—
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
Fiscal Year: Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 52 weeks for the years ended September 28, 2019, September 29, 2018 and September 30, 2017.
Operating Cycle: Consistent with industry practice, aerospace and defense related inventories, unbilled recoverable costs and profits on over-time contract receivables, customer advances, warranties and contract reserves include amounts relating to contracts having long production and procurement cycles, portions of which are not expected to be realized or settled within one year.
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
Revenue Recognition: We recognize revenue from contracts with customers using an over-time, cost-to-cost method of accounting or at the point in time that control transfers to the customer. For additional discussion on revenue recognition, see Note 2, Revenue from Contracts with Customers.
Shipping and Handling Costs: Shipping and handling costs are included in cost of sales.
Research and Development: Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs and depreciation.
Bid and Proposal Costs: Bid and proposal costs are expensed as incurred and classified as selling, general and administrative expenses.
Equity-Based Compensation: Our equity-based compensation plans allow for various types of equity-based incentive awards. The types and mix of these incentive awards are evaluated on an on-going basis and may vary based on our overall strategy regarding compensation. Equity-based compensation expense is based on awards that are ultimately expected to vest over the requisite services periods and are based on the fair value of the award measured on the grant date. Vesting requirements vary for directors, officers and key employees. In general, awards granted to officers and key employees principally vest over three years, in equal annual installments for time-based awards and in three years cliff vest for performance-based awards. We have elected to account for forfeitures when the forfeiture of the underlying awards occur. Equity-based compensation expense is included in selling, general and administrative expenses.
Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less are considered cash equivalents.
Restricted Cash: Restricted cash principally represents funds held to satisfy supplemental retirement obligations.
Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Inventories: Inventories are stated at the lower of cost or net realizable value with cost determined primarily on the first-in, first-out (FIFO) method of valuation.
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
We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for all or selected reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative test. We may also elect to perform a quantitative test instead of a qualitative assessment for any or all of our reporting units.
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
There were no impairment charges recorded in 2019, 2018 or 2017.
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
In 2019, we recorded $4,464 of impairment charges for capitalized software costs that will not be placed in service. These charges are included as other expense in the consolidated statements of earnings.
In 2018, we recorded $14,382 of impairment charges in our Industrial Systems segment. These charges relate to intangible assets and equipment that will no longer be used as a result of restructuring actions taken for the wind pitch control business we are exiting. These charges are included in restructuring in the consolidated statements of earnings.
In 2017, we recorded $1,378 of impairment charges in our Space and Defense Controls segment. These charges relate to a write down of the value of equipment that no longer met production requirements and was held for sale. These charges are included as other expense in the consolidated statements of earnings.
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

Reclassifications: Certain prior year amounts have been reclassified to conform to current year's presentation, which management does not consider to be material.

Refer to the following table for a summary of ASUs we adopted during 2019 and the related financial statement impact. The Statement of Earnings has been restated to reflect these changes.
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

We adopted this standard retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Consolidated Statement of Earnings. Supplemental information is provided in our disclosures to present 2018 and 2017 results before effect of the standard.

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

We plan to adopt the standard using the modified retrospective method without adjusting prior comparative periods. We expect to record a material right-of-use asset and lease liability on the Consolidated Balance Sheet. We have identified, and are in the process of implementing, changes to our financial statements and related disclosures, internal controls, financial policies and information technology systems. Upon adoption, we do not anticipate material changes to our Consolidated Statement of Earnings or Consolidated Statement of Cash Flows. Adoption of the standard will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately 2% of total assets.

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
Planned date of adoption: Q1 2021
ASU no. 2016-13 Measurement of Credit Losses on Financial Instruments
The standard replaces the incurred loss model with the current expected credit loss (CECL) model to estimate credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures. The CECL model requires a Company to estimate credit losses expected over the life of the financial assets based on historical experience, current conditions and reasonable and supportable forecasts. The provisions of the standard are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The amendment requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.
We are currently evaluating the effect on our financial statements and related disclosures.
Planned date of adoption: Q1 2021

We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, or had or are expected to have minimal impact on our financial statements and related disclosures.
In accordance with SEC Final Rule Release No. 33-10532, we have adopted Rule 3-04 of Regulation S-X during 2019 and have disclosed the amount of dividends per share for each class of shares for all periods presented. Refer to Note 15, Earnings per Share and Dividends.

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

The cumulative effect from the adoption of ASC 606 as of September 30, 2018 was as follows:

	September 29, 2018	Adjustments due to adoption of ASC 606	September 30, 2018
ASSETS
Receivables	$793,911	$89,121	$883,032
Inventories	512,522	(65,991)	446,531
Deferred income taxes	17,328	134	17,462
LIABILITIES AND SHAREHOLDERS’ EQUITY
Contract advances	$151,687	$921	$152,608
Other accrued liabilities	169,762	3,569	173,331
Deferred income taxes	46,477	3,851	50,328
Retained earnings	1,973,514	14,923	1,988,437

The following table represent the impact of the adoption of ASC 606 on the Consolidated Statement of Earnings for the fiscal year ended September 28, 2019:

	Under ASC 605	Effect of ASC 606	As Reported Under ASC 606
Net sales	$2,877,068	$27,595	$2,904,663
Cost of sales	2,073,519	15,312	2,088,831
Gross profit	803,549	12,283	815,832
Earnings before income taxes	221,475	12,283	233,758
Income taxes	51,177	2,833	54,010
Net earnings	$170,298	$9,450	$179,748

The following table represents the impact of the adoption of ASC 606 on the Consolidated Balance Sheet as of September 28, 2019:

	Under ASC 605	Impact of Adoption	As Reported Under ASC 606
ASSETS
Current assets
Receivables	$839,504	$117,783	$957,287
Inventories	618,909	(83,935)	534,974
Total current assets	1,595,125	33,848	1,628,973
Deferred income taxes	20,086	(94)	19,992
Total assets	3,080,483	33,754	3,114,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Contract advances	$137,307	$(65)	$137,242
Other accrued liabilities	183,075	5,650	188,725
Total current liabilities	722,073	5,585	727,658
Deferred income taxes	36,913	3,615	40,528
Total liabilities	1,782,556	9,200	1,791,756
Shareholders’ equity
Retained earnings	2,108,955	24,373	2,133,328
Accumulated other comprehensive loss	(420,247)	181	(420,066)
Total shareholders’ equity	1,297,927	24,554	1,322,481
Total liabilities and shareholders’ equity	3,080,483	33,754	3,114,237

The following tables represent the impact of the adoption of ASU 2017-07: Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on the Consolidated Statement of Earnings:

	Fiscal Year Ended
	As Reported, September 29, 2018	Impact of Adoption	As Adjusted, September 29, 2018
Cost of sales	$1,924,283	$(1,104)	$1,923,179
Gross profit	772,987	1,104	774,091
Research and development	130,186	(348)	129,838
Selling, general and administrative	393,760	(5,326)	388,434
Other	172	6,778	6,950

	Fiscal Year Ended
	As Reported September 30, 2017	Impact of Adoption	As Adjusted September 30, 2017
Cost of sales	$1,766,002	$(2,244)	$1,763,758
Gross profit	731,522	2,244	733,766
Research and development	144,647	(490)	144,157
Selling, general and administrative	356,141	(9,860)	346,281
Other	14,472	12,594	27,066

The following tables represent the impact of the adoption of ASU 2017-07 on operating profit and deductions from operating profit:

	Fiscal Year Ended
	As Reported, September 29, 2018	Impact of Adoption	As Adjusted, September 29, 2018
Operating profit:
Aircraft Controls	$128,665	$1,107	$129,772
Space and Defense Controls	66,875	740	67,615
Industrial Systems	62,312	2,652	64,964
Total operating profit	$257,852	$4,499	$262,351
Deductions from operating profit:
Non-service pension expense	$—	$6,778	$6,778
Corporate and other expenses, net	$31,973	$(2,279)	$29,694

	Fiscal Year Ended
	As Reported September 30, 2017	Impact of Adoption	As Adjusted September 30, 2017
Operating profit:
Aircraft Controls	$114,016	$2,781	$116,797
Space and Defense Controls	48,517	1,472	49,989
Industrial Systems	87,619	4,442	92,061
Total operating profit	$250,152	$8,695	$258,847
Deductions from operating profit:
Non-service pension expense	$—	$12,594	$12,594
Corporate and other expenses, net	$29,308	$(3,899)	$25,409

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

Under ASC 606, revenue recognized over time using the cost-to-cost method of accounting was 64% for the year ended September 28, 2019. The over-time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls as the assets are being created or enhanced. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date. Our over-time contracts are primarily firm fixed price.

Revenue is recognized on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. In 2019, we recognized revenues of $20,055 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. As of September 28, 2019, revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material.

As of September 28, 2019, we had contract reserves of $60,914. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

Revenue recognized at the point in time control was transferred to the customer was 36% for the year ended September 28, 2019. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606 - the entity has a present right to payment; the customer has legal title; the customer has physical possession; the customer has the significant risks and rewards of ownership; and the customer has accepted the asset. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized. Inventory costs include all product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations. Shipping and handling costs are considered costs to fulfill a contract and not considered performance obligations. They are included in cost of sales as incurred.
Contract Assets and Liabilities
Unbilled receivables (contract assets) primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. These are included as Receivables on the Consolidated Balance Sheets. Contract advances (contract liabilities) relate to payments received from customers in advance of the satisfaction of performance obligations for a contract. We do not consider contract advances to be significant financing components as the intent of these payments in advance are for reasons other than providing a significant financing benefit and are customary in our industry.
Total contract assets and contract liabilities are as follows:

	September 28, 2019	September 30, 2018
Unbilled receivables	$468,824	$405,610
Contract advances	137,242	152,608
Net contract assets	$331,582	$253,002

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The decrease in contract liabilities reflects the net impact of revenue recognized in excess of additional deferred revenues recorded during the period. As of September 28, 2019, we recognized $119,398 of revenue that was included in the contract liability balance at the beginning of the period.
Remaining Performance Obligations
As of September 28, 2019, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied), also known as backlog, was approximately $2,232,600. We expect to recognize approximately 67% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 20, Segments, for disclosures related to disaggregation of revenue.

Note 3 - Acquisitions, Divestitures and Equity Method Investments
In the first quarter of 2019, we sold a non-core business of our Industrial Systems segment for $4,191 in cash and recorded a gain in other income of $2,641.
In the fourth quarter of 2018, we sold a non-core business of our Space and Defense Controls segment for $5,486 in cash plus a $584 note receivable and recorded a loss in other expense of $1,792.
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
On October 3, 2017, we, in collaboration with SIA Engineering Company, announced the joint venture company, Moog Aircraft Services Asia ("MASA"), in Singapore, of which we currently hold a 51% ownership. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems. As we hold a majority ownership in MASA, but share voting control, we are accounting for this investment using the equity method. As of September 28, 2019, we have made total contributions of $5,100. This operation is included in our Aircraft Controls segment.

Note 4 - Receivables
Receivables consist of:

	September 28, 2019	September 29, 2018
Accounts receivable	$255,079	$295,180
Over-time contract receivables:
Billed receivables	222,075	156,414
Unbilled receivables	468,824	316,489
Total over-time contract receivables	690,899	472,903
Other	16,711	30,787
Less allowance for doubtful accounts	(5,402)	(4,959)
Receivables	$957,287	$793,911

Under our trade receivables securitization facility (the "Securitization Program"), we securitize certain trade receivables in transactions that are accounted for as secured borrowings. We maintain a subordinated interest in a portion of the pool of trade receivables that are securitized. The retained interest, which is included in receivables in the consolidated balance sheets, is recorded at fair value, which approximates the total amount of the designated pool of accounts receivable. See Note 8, Indebtedness, for additional disclosures related to the Securitization Program.
Over-time contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts, as well as commercial aircraft and satellite manufacturers. Amounts billed for over-time contracts to the U.S. Government were $7,573 at September 28, 2019 and $6,106 at September 29, 2018. Unbilled recoverable costs and accrued profits under over-time contracts to be billed to the U.S. Government were $48,004 at September 28, 2019 and $25,915 at September 29, 2018. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Approximately 99% of unbilled amounts are expected to be collected within one year. In situations where billings exceed revenues recognized, the excess is included in contract advances.
There are no material amounts of claims or unapproved change orders included in the consolidated balance sheets. There are no material balances billed but not paid by customers under retainage provisions.
Concentrations of credit risk on receivables are limited to those from significant customers who are believed to be financially sound. Receivables from Boeing were $245,892 at September 28, 2019 and $178,798 at September 29, 2018. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	September 28, 2019	September 29, 2018
Raw materials and purchased parts	$189,875	$197,071
Work in progress	276,538	240,885
Finished goods	68,561	74,566
Inventories	$534,974	$512,522

There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the percentage of completion, cost-to-cost method of accounting as of September 28, 2019 and September 29, 2018.
Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	September 28, 2019	September 29, 2018
Land	$33,111	$33,788
Buildings and improvements	469,867	446,709
Machinery and equipment	775,378	743,388
Computer equipment and software	137,221	145,817
Property, plant and equipment, at cost	1,415,577	1,369,702
Less accumulated depreciation and amortization	(828,810)	(816,837)
Property, plant and equipment, net	$586,767	$552,865

Note 7 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 1, 2016	$179,694	$261,482	$298,986	$740,162
Acquisition	—	—	26,566	26,566
Divestiture	—	(1,804)	—	(1,804)
Foreign currency translation	1,681	273	7,390	9,344
Balance at September 30, 2017	181,375	259,951	332,942	774,268
Acquisitions	—	3,769	27,329	31,098
Divestitures	—	(1,836)	—	(1,836)
Foreign currency translation	(1,468)	(152)	(4,693)	(6,313)
Balance at September 29, 2018	179,907	261,732	355,578	797,217
Divestitures	—	—	(1,237)	(1,237)
Foreign currency translation	(2,968)	(48)	(8,724)	(11,740)
Balance at September 28, 2019	$176,939	$261,684	$345,617	$784,240

Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at September 28, 2019.
Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at September 28, 2019.
The components of intangible assets are as follows:

		September 28, 2019		September 29, 2018
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$132,697	$(100,091)	$135,379	$(96,090)
Technology-related	9	69,220	(52,192)	69,393	(49,731)
Program-related	19	62,015	(35,680)	64,988	(33,740)
Marketing-related	8	23,139	(19,899)	23,489	(18,868)
Other	10	4,061	(3,624)	4,305	(3,588)
Intangible assets	12	$291,132	$(211,486)	$297,554	$(202,017)

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
Amortization of acquired intangible assets is as follows:

	2019	2018	2017
Acquired intangible asset amortization	$13,079	$17,037	$18,518

Based on acquired intangible assets recorded at September 28, 2019, amortization is estimated to be approximately:

	2020	2021	2022	2023	2024
Estimated future amortization of acquired intangible assets	$10,800	$9,400	$8,000	$7,100	$6,700

Note 8 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	September 28, 2019	September 29, 2018
U.S. revolving credit facility	$395,712	$430,000
SECT revolving credit facility	7,000	—
Senior notes	300,000	300,000
Securitization program	130,000	130,000
Obligations under capital leases	679	918
Senior debt	833,391	860,918
Less deferred debt issuance cost	(158)	(1,717)
Less current installments	(249)	(365)
Long-term debt	$832,984	$858,836

On October 15, 2019, we amended and restated our U.S. revolving credit facility, which now matures on October 15, 2024. Previously, the revolving credit facility was to mature on June 28, 2021. Our amended and extended U.S. revolving credit facility has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $400,000 to the credit facility upon satisfaction of certain conditions. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage. We are in compliance with all covenants. The weighted-average interest rate on the majority of the outstanding credit facility borrowings is 3.68% and is based on LIBOR plus the applicable margin, which was 1.63% at September 28, 2019.
The SECT has a revolving credit facility with a borrowing capacity of $35,000, maturing on July 26, 2022. Interest is based on LIBOR plus an applicable margin of 2.13%. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.
At September 28, 2019, we had $300,000 principal amount of 5.25% senior notes due December 1, 2022 with interest paid semiannually on June 1 and December 1 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. The effective interest rate for these notes after considering the amortization of deferred debt issuance costs is 5.73%.
The Securitization Program was extended on October 16, 2019 and matures on October 29, 2021 and effectively increases our borrowing capacity by up to $130,000. Previously, the Securitization Program was to mature on October 30, 2020. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is 2.86% at September 28, 2019 and is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of September 28, 2019, our minimum borrowing requirement was $104,000.
Maturities of long-term debt are:

	2020	2021	2022	2023	2024	Thereafter
Long-term debt maturities	$249	$214	$137,141	$300,064	$11	$395,712

At September 28, 2019, we had pledged assets with a net book value of $1,641,952 as security for long-term debt.

At September 28, 2019, we had $708,779 of unused short and long-term borrowing capacity, including $669,838 from the U.S. revolving credit facility.
Commitment fees are charged on some of these arrangements and on the U.S. revolving credit facility based on a percentage of the unused amounts available and are not material.
Note 9 - Other Accrued Liabilities

Other accrued liabilities consists of:

	September 28, 2019	September 29, 2018
Contract reserves	$60,914	$48,818
Employee benefits	37,040	38,538
Warranty accrual	28,061	25,537
Accrued income taxes	26,532	16,737
Other	36,178	40,132
Other accrued liabilities	$188,725	$169,762

Activity in the warranty accrual is summarized as follows:

	2019	2018	2017
Warranty accrual at beginning of period	$25,537	$25,848	$21,363
Additions from acquisitions	—	184	448
Warranties issued during current period	20,024	15,705	17,021
Adjustments to pre-existing warranties	(952)	(806)	(509)
Reductions for settling warranties	(16,083)	(15,101)	(12,747)
Foreign currency translation	(465)	(293)	272
Warranty accrual at end of period	$28,061	$25,537	$25,848

Note 10 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At September 28, 2019, we had interest rate swaps with notional amounts totaling $75,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 3.25%, including the applicable margin of 1.63% as of September 28, 2019. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times through June 23, 2020.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, the British pound and the Czech koruna, we had outstanding foreign currency contracts with notional amounts of $56,113 at September 28, 2019. These contracts mature at various times through May 28, 2021.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of September 28, 2019, we had no outstanding net investment hedges.

These interest rate swaps, foreign currency contracts and net investment hedges are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCIL). These deferred gains and losses are reclassified into the Consolidated Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2019, 2018 or 2017.
Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $98,649 at September 28, 2019. The foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	2019	2018
Net gain (loss)	$(2,347)	$(3,104)

Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

		September 28, 2019	September 29, 2018
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1,060	$659
Foreign currency contracts	Other assets	261	41
Interest rate swaps	Other current assets	57	1,444
Interest rate swaps	Other assets	—	322
	Total asset derivatives	$1,378	$2,466
Foreign currency contracts	Other accrued liabilities	$736	$1,842
Foreign currency contracts	Other long-term liabilities	152	464
	Total liability derivatives	$888	$2,306
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$93	$285
Foreign currency contracts	Other accrued liabilities	$359	$87

Note 11 - Fair Value
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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2:

	Classification	September 28, 2019	September 29, 2018
Foreign currency contracts	Other current assets	$1,153	$944
Foreign currency contracts	Other assets	261	41
Interest rate swaps	Other current assets	57	1,444
Interest rate swaps	Other assets	—	322
	Total assets	$1,471	$2,751
Foreign currency contracts	Other accrued liabilities	$1,095	$1,929
Foreign currency contracts	Other long-term liabilities	152	464
	Total liabilities	$1,247	$2,393

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At September 28, 2019, the fair value of long-term debt was $830,751 compared to its carrying value of $833,391. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 12 - Restructuring
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
Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Corporate	Total
Balance at October 1, 2016	$1,474	$665	$3,980	$1,727	$7,846
Adjustments to provision	(852)	(72)	(819)	—	(1,743)
Cash payments - 2014 plan	(116)	(417)	—	—	(533)
Cash payments - 2015 plan	(210)	(176)	(40)	—	(426)
Cash payments - 2016 plan	(162)	—	(3,168)	(689)	(4,019)
Foreign currency translation	(4)	—	47	—	43
Balance at September 30, 2017	130	—	—	1,038	1,168
Charged to expense - 2018 plan	987	46	39,609	350	40,992
Adjustments to provision	—	119	2	(10)	111
Cash payments - 2016 plan	(99)	—	—	(599)	(698)
Cash payments - 2018 plan	(385)	(101)	(5,607)	(350)	(6,443)
Non-cash charges - 2018 plan	—	—	(26,676)	—	(26,676)
Foreign currency translation	(7)	—	(334)	—	(341)
Balance at September 29, 2018	626	64	6,994	429	8,113
Adjustments to provision	13	(21)	275	17	284
Cash payments - 2016 plan	—	—	—	(446)	(446)
Cash payments - 2018 plan	(632)	(16)	(2,757)	—	(3,405)
Foreign currency translation	(7)	—	(416)	—	(423)
Balance at September 28, 2019	$—	$27	$4,096	$—	$4,123

As of September 28, 2019, the restructuring accrual consists of $4,123 for the 2018 plan. Restructuring is expected to be paid by June 27, 2020, except portions classified as long-term liabilities based on the nature of the reserve.

Note 13 - Employee Benefit Plans
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
The RSP includes an Employee Stock Ownership Plan. As one of the investment alternatives, participants in the RSP can acquire our stock at market value. We match 25% of the first 2% of eligible compensation contributed to any investment selection. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 28, 2019, the participants in the RSP owned 1,431,539 Class B shares.
The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans are as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Change in projected benefit obligation:
Projected benefit obligation at prior year measurement date	$915,274	$941,766	$207,645	$214,474
Service cost	21,003	22,535	4,988	5,738
Interest cost	36,924	32,292	4,393	4,241
Contributions by plan participants	—	—	828	918
Actuarial (gains) losses	130,377	(46,526)	48,564	(6,679)
Foreign currency exchange impact	—	—	(10,878)	(4,670)
Benefits paid	(36,455)	(33,941)	(6,040)	(6,302)
Other	(1,186)	(852)	75	(75)
Projected benefit obligation at measurement date	$1,065,937	$915,274	$249,575	$207,645
Change in plan assets:
Fair value of assets at prior year measurement date	$878,983	$756,274	$145,641	$141,906
Actual return on plan assets	157,966	8,038	24,623	2,740
Employer contributions	4,855	149,464	7,464	9,971
Contributions by plan participants	—	—	828	918
Benefits paid	(36,455)	(33,941)	(6,040)	(6,302)
Foreign currency exchange impact	—	—	(6,220)	(3,551)
Other	(1,186)	(852)	(54)	(41)
Fair value of assets at measurement date	$1,004,163	$878,983	$166,242	$145,641
Funded status and amount recognized in assets and liabilities	$(61,774)	$(36,291)	$(83,333)	$(62,004)
Amount recognized in assets and liabilities:
Long-term assets	$35,429	$49,967	$2,575	$7,874
Current and long-term pension liabilities	(97,203)	(86,258)	(85,908)	(69,878)
Amount recognized in assets and liabilities	$(61,774)	$(36,291)	$(83,333)	$(62,004)
Amount recognized in AOCIL, before taxes:
Prior service cost (credit)	$133	$320	$82	$(69)
Actuarial losses	330,151	332,520	56,411	32,430
Amount recognized in AOCIL, before taxes	$330,284	$332,840	$56,493	$32,361

Our funding policy is to contribute at least the amount required by law in the respective countries.

The total accumulated benefit obligation as of the measurement date for all defined benefit pension plans was $1,235,230 in 2019 and $1,044,579 in 2018. At the measurement date in 2019, our plans had fair values of plan assets totaling $1,170,405. The following table provides aggregate information for the pension plans, which have projected benefit obligations or accumulated benefit obligations in excess of plan assets:

	September 28, 2019	September 29, 2018
Projected benefit obligation	$278,405	$234,402
Accumulated benefit obligation	208,625	219,830
Fair value of plan assets	95,294	78,265

Weighted-average assumptions used to determine benefit obligations as of the measurement dates and weighted-average assumptions used to determine net periodic benefit cost are as follows:

	U.S. Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017
Assumptions for net periodic benefit cost:
Service cost discount rate	4.4%	4.2%	4.0%	2.9%	2.5%	2.0%
Interest cost discount rate	4.1%	3.5%	3.2%	2.6%	2.2%	1.7%
Return on assets	5.3%	7.0%	7.5%	3.5%	3.5%	3.6%
Rate of compensation increase	3.5%	3.5%	3.5%	2.5%	2.5%	2.3%
Assumptions for benefit obligations:
Discount rate	3.3%	4.3%	4.0%	1.6%	2.8%	2.5%
Rate of compensation increase	2.9%	3.5%	3.5%	2.1%	2.5%	2.5%

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
In determining our U.S. pension expense for 2019, we assumed an average rate of return on U.S. pension assets of approximately 5.3% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return was based on the actual asset allocation of 21% in equity securities and 79% in fixed income securities at September 29, 2018. During 2018, we fully funded our U.S defined benefit plan and changed our asset allocation. In determining our non-U.S. pension expense for 2019, we assumed an average rate of return on non-U.S. pension assets of approximately 3.5% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return assumed an average asset allocation of 30% in equity securities and 70% in fixed income securities and other investments.
The weighted average asset allocations by asset category for the pension plans as of September 28, 2019 and September 29, 2018 are as follows:

	U.S. Plans			Non-U.S. Plans
	Target	2019 Actual	2018 Actual	Target	2019 Actual	2018 Actual
Asset category:
Equity	15%-25%	18%	21%	20%-40%	25%	33%
Debt	75%-85%	82%	79%	30%-45%	36%	39%
Other	—%	—%	—%	25%-40%	39%	28%

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
The following tables present the consolidated plan assets using the fair value hierarchy, which is described in Note 11 - Fair Value, as of September 28, 2019 and September 29, 2018.

U.S. Plans, September 28, 2019	Level 1	Level 2	Level 3	Total
Investments at fair value:
Shares of registered investment companies:
Equity funds	$144,898	$—	$—	$144,898
Fixed income funds	823,008	—	—	823,008
Money market funds	—	6,418	—	6,418
Insurance contract	—	—	505	505
Total investments in fair value hierarchy	967,906	6,418	505	974,829
Investments measured at NAV practical expedient (1)				29,334
Total investments at fair value	$967,906	$6,418	$505	$1,004,163

Non-U.S. Plans, September 28, 2019	Level 1	Level 2	Level 3	Total
Investments at fair value:
Mutual funds:
Equity funds	$—	$6,372	$—	$6,372
Fixed income funds	—	7,657	—	7,657
Equity securities	7,310	—	—	7,310
Fixed income securities	—	18,740	—	18,740
Unit investment trusts	—	18,118	—	18,118
Unit linked life insurance funds	—	51,062	—	51,062
Money market funds	—	386	—	386
Cash and cash equivalents	384	—	—	384
Insurance contracts and other	—	—	56,213	56,213
Total investments at fair value	$7,694	$102,335	$56,213	$166,242

U.S. Plans, September 29, 2018	Level 1	Level 2	Level 3	Total
Investments at fair value:
Shares of registered investment companies:
Equity funds	$141,287	$—	$—	$141,287
Fixed income funds	694,837	—	—	694,837
Money market funds	—	6,309	—	6,309
Insurance contract	—	—	484	484
Total investments in fair value hierarchy	836,124	6,309	484	842,917
Investments measured at NAV practical expedient (1)				36,066
Total investments at fair value	$836,124	$6,309	$484	$878,983

Non-U.S. Plans, September 29, 2018	Level 1	Level 2	Level 3	Total
Investments at fair value:
Mutual funds:
Equity funds	$—	$6,223	$—	$6,223
Fixed income funds	—	7,630	—	7,630
Equity securities	6,206	—	—	6,206
Fixed income securities	—	16,638	—	16,638
Unit investment trusts	—	17,547	—	17,547
Unit linked life insurance funds	—	50,127	—	50,127
Money market funds	—	560	—	560
Cash and cash equivalents	109	—	—	109
Insurance contracts and other	—	—	40,601	40,601
Total investments at fair value	$6,315	$98,725	$40,601	$145,641

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total retirement plan assets.

The following is a roll forward of the consolidated plan assets classified as Level 3 within the fair value hierarchy:

	U.S. Plans	Non-U.S. Plans	Total
Balance at September 30, 2017	$464	$39,961	$40,425
Return on assets	20	126	146
Purchases from contributions to Plans	—	2,874	2,874
Settlements paid in cash	—	(1,612)	(1,612)
Foreign currency translation	—	(748)	(748)
Balance at September 29, 2018	484	40,601	41,085
Return on assets	21	16,868	16,889
Purchases from contributions to Plans	—	2,887	2,887
Settlements paid in cash	—	(1,603)	(1,603)
Foreign currency translation	—	(2,540)	(2,540)
Balance at September 28, 2019	$505	$56,213	$56,718

The following table summarizes investments measured at fair value based on net asset value (NAV) per share as of September 28, 2019:

	Fair Value
	September 28, 2019	September 29, 2018	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited partnerships (1)	$29,334	$35,931	$5,017	Varies	10-45 days
Hedge funds (2)	—	135	—	Quarterly	60 days
Total	$29,334	$36,066	$5,017

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

Pension expense for all defined benefit plans is as follows:

	U.S. Plans			Non-U.S. Plans
	2019	2018	2017	2019	2018	2017
Service cost	$21,003	$22,535	$24,115	$4,988	$5,738	$6,105
Interest cost	36,924	32,292	30,573	4,393	4,241	3,121
Expected return on plan assets	(47,084)	(54,302)	(54,510)	(5,182)	(5,001)	(4,643)
Amortization of prior service cost (credit)	187	187	187	(18)	(60)	(106)
Amortization of actuarial loss	21,863	27,609	33,738	2,532	2,512	4,581
Curtailment gain	—	—	—	—	—	(147)
Pension expense for defined benefit plans	$32,893	$28,321	$34,103	$6,713	$7,430	$8,911

The estimated net prior service cost and net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for pension plans in 2020 are $131 and $38,658, respectively.
Benefits expected to be paid to the participants of the plans are:

	U.S. Plans	Non-U.S. Plans
2020	$39,287	$5,615
2021	42,605	6,258
2022	45,208	6,958
2023	48,254	9,256
2024	51,267	7,482
Five years thereafter	295,213	43,450

We presently anticipate contributing approximately $4,500 to the SERP Trust for the non-qualified plan and $7,600 to the non-U.S. plans in 2020.

Pension expense for the defined contribution plans consists of:

	2019	2018	2017
U.S. defined contribution plans	$19,848	$16,568	$15,036
Non-U.S. defined contribution plans	5,270	4,821	4,878
Total pension expense for defined contribution plans	$25,118	$21,389	$19,914

We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The changes in the accumulated benefit obligation of this unfunded plan for 2019 and 2018 are shown in the following table:

	September 28, 2019	September 29, 2018
Change in Accumulated Postretirement Benefit Obligation (APBO):
APBO at prior year measurement date	$8,857	$10,513
Service cost	68	84
Interest cost	315	281
Contributions by plan participants	644	629
Benefits paid	(1,134)	(1,402)
Actuarial (gains) losses	60	(1,248)
APBO at measurement date	$8,810	$8,857
Funded status	$(8,810)	$(8,857)
Accrued postretirement benefit liability	$8,810	$8,857
Amount recognized in AOCIL, before taxes:
Prior service credit	$259	$729
Actuarial gains	4,142	4,915
Amount recognized in AOCIL, before taxes	$4,401	$5,644

The cost of the postretirement benefit plan is as follows:

	2019	2018	2017
Service cost	$68	$84	$118
Interest cost	315	281	288
Amortization of prior service credit	(471)	(470)	—
Amortization of actuarial gain	(713)	(511)	(488)
Net periodic postretirement benefit cost (income)	$(801)	$(616)	$(82)

As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 3.0% in 2019, 4.2% in 2018 and 3.6% in 2017. The assumed service cost discount rate and interest cost discount rate used in the accounting for the net periodic postretirement benefit cost were 4.3% and 3.8%, respectively in 2019, 3.7% and 2.8%, respectively in 2018 and 3.4% and 2.5%, respectively in 2017.
For measurement purposes, a 8.0% annual per capita rate of increase of medical and drug costs were assumed for 2020, gradually decreasing to 4.5% for 2026 and years thereafter. A one percentage point increase in this rate would increase our accumulated postretirement benefit obligation as of the measurement date in 2019 by $149, while a one percentage point decrease in this rate would decrease our accumulated postretirement benefit obligation by $136. There would be no material effect on the total service cost and interest cost components of the net periodic postretirement benefit cost given a one percentage point increase or decrease in this rate.
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $33,250, $22,524 and $26,534 in 2019, 2018 and 2017, respectively.

Note 14 - Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2019	2018	2017
Earnings before income taxes:
Domestic	$143,114	$137,247	$77,007
Foreign	90,644	46,590	104,704
Total	$233,758	$183,837	$181,711
Federal statutory income tax rate	21.0%	24.5%	35.0%
Increase (decrease) in income taxes resulting from:
Transition tax on foreign earnings	0.3%	16.8%	—%
Revaluation of deferred taxes	(0.2)%	(6.0)%	—%
Withholding taxes	1.0%	4.0%	—%
Reversal of indefinite reinvestment assertion	0.6%	5.6%	—%
R&D and foreign tax credits	(2.1)%	(4.2)%	(3.8)%
Divestiture impacts	—%	—%	(3.2)%
Foreign tax rates	2.2%	(0.7)%	(2.4)%
Equity-based compensation	(0.6)%	(0.7)%	(1.2)%
Export and manufacturing incentives	—%	(0.3)%	(0.9)%
Change in valuation allowance for deferred taxes	(0.7)%	5.7%	(0.4)%
State taxes, net of federal benefit	1.5%	1.9%	0.4%
Other	0.1%	0.8%	(0.8)%
Effective income tax rate	23.1%	47.4%	22.7%

The Tax Cuts and Jobs Act (the "Act") of 2017 was enacted on December 22, 2017. It reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. As of December 29, 2018, we have completed the accounting for the tax effects of enactment of the one-time transition tax liability. The Act also includes a Global Intangible Low-Tax Income (GILTI) provision that imposes U.S. tax on certain foreign subsidiary income in the year it is earned. This provision became effective beginning in 2019. Our accounting policy is to treat tax on GILTI as a current period cost included in tax expenses the year incurred. As such, we will not be measuring the impact of the GILTI in our determination of deferred taxes.
During 2018, we recorded a $30,795 one-time transition tax on undistributed foreign earnings deemed to be repatriated and a tax charge of $10,383 as an additional provision for taxes on undistributed earnings not considered to be permanently reinvested. These charges were partially offset by a $10,946 benefit due to the remeasurement of deferred tax assets and liabilities arising from a lower U.S. corporate tax rate. In 2019, we recorded $3,325 of GILTI tax and received a benefit of $2,495 related to the Foreign-Derived Intangible Income deduction. In addition, we recorded $1,317 of expense as an accrual for taxes on undistributed earnings not considered permanently reinvested.
During 2018, we repatriated $235,263 of available un-remitted earnings from various foreign subsidiaries that were previously taxed under the Act. During 2019, we repatriated 103,227 of available un-remitted earnings from various foreign subsidiaries that were previously taxed under the Act. Due to the Act, we are no longer indefinitely reinvesting un-remitted earnings effective December 30, 2017 and therefore we have recorded a liability for withholding taxes related to the remaining accumulated un-remitted earnings generated by the foreign subsidiaries in the current year. We continue to be permanently invested in outside basis differences other than the un-remitted earnings as we have no plans to liquidate or sell those foreign subsidiaries.

The components of income taxes are as follows:

	2019	2018	2017
Current:
Federal	$24,908	$20,376	$6,259
Foreign	29,460	35,515	24,162
State	4,240	705	122
Total current	58,608	56,596	30,543
Deferred:
Federal	(5,666)	23,229	11,624
Foreign	1,413	3,354	(1,986)
State	(345)	4,030	1,120
Total deferred	(4,598)	30,613	10,758
Income taxes	$54,010	$87,209	$41,301

Realization of deferred tax assets is dependent, in part, upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making its assessment of the recoverability of deferred tax assets.
The tax effects of temporary differences that generated deferred tax assets and liabilities are as follows:

	September 28, 2019	September 29, 2018
Deferred tax assets:
Benefit accruals	$115,683	$125,566
Inventory reserves	26,364	27,678
Tax benefit carryforwards	14,196	16,211
Contract reserves not currently deductible	15,382	11,028
Other accrued expenses	4,918	6,670
Total gross deferred tax assets	176,543	187,153
Less valuation allowance	(13,137)	(15,181)
Total net deferred tax assets	$163,406	$171,972
Deferred tax liabilities:
Differences in bases and depreciation of property, plant and equipment	$121,353	$125,132
Pension	62,589	75,989
Total gross deferred tax liabilities	183,942	201,121
Net deferred tax assets (liabilities)	$(20,536)	$(29,149)

Deferred tax assets and liabilities are reported in separate captions on the consolidated balance sheets.
At September 28, 2019, foreign tax benefit carryforwards total $29,250. Domestic benefit carryforwards representing state tax losses total $13,117. We also have $3,925 of state tax credit carryforwards. Some of these tax benefit carryforwards do not expire and can be used to reduce current taxes otherwise due on future earnings. The change in the valuation allowance relates to tax benefit carryforwards reflecting recent and projected financial performance, tax planning strategies and statutory tax carryforward periods.
We have no material unrecognized tax benefits which, if ultimately recognized, will reduce our annual effective tax rate.
We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in significant jurisdictions for years before 2016. The statute of limitations in several jurisdictions will expire in the next twelve months and we will have no unrecognized tax benefits recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.

We continue to record additional interest and penalties related to historical unrecognized tax benefits in income tax expense. We had accrued interest and penalties of $843 and $710 at September 28, 2019 and September 29, 2018, respectively. We expensed interest of $134 and $143 for 2019 and 2018, respectively.
Note 15 - Earnings per Share and Dividends
Basic and diluted weighted-average shares outstanding are as follows:

	2019	2018	2017
Basic weighted-average shares outstanding	34,854,614	35,661,638	35,852,448
Dilutive effect of equity-based awards	324,354	390,669	377,595
Diluted weighted-average shares outstanding	35,178,968	36,052,307	36,230,043

There were 29,971, 22,332 and 71,806 common shares from equity-based compensation in 2019, 2018 and 2017, respectively, excluded from the calculation of diluted earnings per share as they would be anti-dilutive.
We declared and paid cash dividends of $1.00 per share in 2019 and $0.50 per share in 2018.
Note 16 - Shareholders’ Equity
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
Class A shares and Class B shares reserved for issuance at September 28, 2019 are as follows:

Shares
Conversion of Class B to Class A shares	7,484,778
Employee Stock Purchase Plan	1,866,485
2014 Long Term Incentive Plan	1,902,393
2008 Stock Appreciation Rights Plan	1,198,065
Class A and B shares reserved for issuance	12,451,721

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
We issue common stock under our equity-based compensation plans from treasury stock or from stock held by the SECT. As of September 28, 2019, in addition to the shares reserved for issuance upon the exercise of outstanding equity awards, there were 1,247,819 shares authorized for awards that may be granted in the future under the 2014 Long Term Incentive Plan, assuming performance-based awards currently outstanding are all settled at the targeted payout.

Our Board of Directors has authorized a share repurchase program that has been amended from time to time to authorize additional repurchases. Shares acquired by the SECT or the SERP Trust are not included in this program. During 2019, we repurchased 302,184 of our Class A and B common stock for $23,358. During 2018, we repurchased 328 of our Class A and Class B common stock for $27. During 2017, we repurchased 2,190 of our Class A and Class B common stock for $147. As of September 28, 2019, the total remaining authorization for future common share repurchases under our program is 3,047,307 shares.

Note 17 - Equity-Based Compensation
We have equity-based compensation plans that authorize the issuance of equity-based awards for shares of Class A and Class B common stock to directors, officers and key employees. Equity-based compensation grants are designed to reward long-term contributions to Moog and provide incentives for recipients to remain with Moog.
We have an Employee Stock Purchase Plan ("ESPP") that allows for qualified employees (as defined in the plan) to purchase our common stock at a price equal to 85% of the fair market value at the lower of the beginning or the end of the semi-annual offering period. During 2019, we issued 79,928 shares of Class B common stock at a weighted average price per share of $65.91. During 2018, we issued 53,587 shares of Class B common stock at a weighted average price per share of $65.55.
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
During 2019, we granted awards in the form of stock appreciations rights (SARs), performance-based restricted stock units (PSUs) and restricted stock awards (RSAs). The compensation cost for employee and non-employee director equity-based compensation programs for all current and prior year awards granted are as follows:

	2019	2018	2017
Stock appreciation rights	$2,594	$2,617	$3,045
Performance-based restricted stock units	2,048	1,650	978
Restricted stock awards	480	480	480
Employee stock purchase plan	1,342	1,057	74
Stock options	—	—	5
Total compensation cost before income taxes	$6,464	$5,804	$4,582
Income tax benefit	$1,024	$1,136	$1,567

Stock Appreciation Rights and Stock Options
The fair value of SARs granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following table provides the range of assumptions used to value awards and the weighted-average fair value of the awards granted.

	2019	2018	2017
Expected volatility	26%	25% - 26%	27% - 29%
Risk-free rate	3.0%	2.1%	1.7% - 1.8%
Expected dividends	1.2%	—%	—%
Expected term	5-6 years	5-6 years	5-6 years
Weighted-average fair value of awards granted	$20.79	$23.03	$21.20

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

SARs and options are as follows:

Stock Appreciation Rights	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 29, 2018	1,062,769	$57.56
Granted in 2019	140,395	80.19
Exercised in 2019	(248,861)	49.73
Forfeited in 2019	(19,147)	79.21
Outstanding at September 28, 2019	935,156	$62.60	5.5 years	$20,069
Exercisable at September 28, 2019	687,935	$56.58	4.4 years	$18,273

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on our closing price of Class A common stock of $81.71 and Class B common stock of $86.60 as of September 28, 2019. That value would have been effectively received by the SAR holders had all SARs been exercised as of that date.
The intrinsic value of awards exercised and fair value of awards vested are as follows:

	2019	2018	2017
Stock Appreciation Rights
Intrinsic value of SARs exercised	$10,616	$7,268	$13,363
Total fair value of SARs vested	$2,871	$3,282	$4,044
Stock Options
Intrinsic value of options exercised	$—	$932	$2,835
Total fair value of options vested	$—	$51	$66

As of September 28, 2019, total unvested compensation expense associated with SARs amounted to $2,832 and will be recognized over a weighted-average period of two years.

Performance-Based Restricted Stock Units
PSU awards consist of shares of our stock which are payable upon the determination that we achieve certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSU's granted in 2019 have a performance period of three years. The fair value of each PSU granted is equal to the fair market value of our common stock on the date of grant. PSUs granted generally have a three year period cliff vesting schedule; however, according to the grant agreements, if certain conditions are met, the employee (or beneficiary) will receive a prorated amount of the award based on active employment during the service period.

PSUs are as follows:

Performance-Based Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested at September 29, 2018	67,986	$76.88
Granted in 2019	36,415	80.19
Vested in 2019	(31,601)	71.65
Forfeited in 2019	(7,781)	77.50
Nonvested at September 28, 2019	65,019	$81.20

As of September 28, 2019, total unvested compensation expense associated with nonvested PSUs amounted to $2,798 and will be recognized over a weighted-average period of two years.
The number of Class B common stock to be issued for PSU awards granted in 2017 that vested based on the achievement of performance targets in 2019, will be approximately 28,700 shares.
Restricted Stock Awards
The fair value of each RSA granted is equal to the fair market value of our common stock on the date of grant. These shares vest and are issued upon grant. There were 5,988 RSAs granted and vested in 2019 at a price of $80.19 resulting in a fair value of the RSAs vested of $480.
The Management Short Term Incentive Plan ("STI") is intended to attract, motivate and retain highly qualified executives serving on the management team and reward them according to our financial performance with a payment of either cash and/or shares of our common stock. There were 42,795 STI awards granted and vested in 2019 at a price of $84.00, resulting in a fair value of $3,595 in satisfaction of a portion of the 2018 management profit share expense.
Note 18 - Stock Employee Compensation Trust and Supplemental Retirement Plan Trust
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

Note 19 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component are as follows:

	Accumulated foreign currency translation (1)	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 30, 2017	$(83,166)	$(251,865)	$(460)	$(335,491)
Other comprehensive income (loss) before reclassifications	(17,663)	5,557	(830)	(12,936)
Amounts reclassified from AOCIL	1,414	21,200	709	23,323
Other comprehensive income (loss)	(16,249)	26,757	(121)	10,387
Tax Cuts and Jobs Act, reclassification from AOCIL to retained earnings (2)	—	(47,209)	132	(47,077)
AOCIL at September 29, 2018	(99,415)	(272,317)	(449)	(372,181)
Other comprehensive income (loss) before reclassifications	(26,501)	(35,606)	41	(62,066)
Amounts reclassified from AOCIL	(3,483)	17,600	64	14,181
Other comprehensive income (loss)	(29,984)	(18,006)	105	(47,885)
AOCIL at September 28, 2019	$(129,399)	$(290,323)	$(344)	$(420,066)

(1)	Net gains and losses on net investment hedges are recorded as cumulative translation adjustments in AOCIL to the extent that the instruments are effective in hedging the designated risk.

(2)	In 2018, we early adopted ASU 2018-02 and reclassified the stranded deferred tax effects resulting from the Tax Cuts and Jobs Act to retained earnings.

The amounts reclassified from AOCIL into earnings are as follows:

	Statement of earnings classification	2019	2018
Retirement liability:
Prior service cost (credit)		$(302)	$(344)
Actuarial losses		23,682	29,610
Reclassification from AOCIL into earnings (1)		23,380	29,266
Tax effect		(5,780)	(8,066)
Net reclassification from AOCIL into earnings		$17,600	$21,200
Derivatives:
Foreign currency contracts	Sales	$106	$(388)
Foreign currency contracts	Cost of sales	1,108	2,171
Interest rate swaps	Interest	(1,141)	(697)
Reclassification from AOCIL into earnings		73	1,086
Tax effect		(9)	(377)
Net reclassification from AOCIL into earnings		$64	$709

(1)	The reclassifications are included in the computation of non-service pension expense, which is included in Other on the Consolidated Statement of Earnings.

The effective portion of amounts deferred in AOCIL are as follows:

	2019	2018
Retirement liability:
Net actuarial gain (loss) during period	$(44,001)	$6,544
Tax effect	8,395	(987)
Net deferral in AOCIL of retirement liability	$(35,606)	$5,557
Derivatives:
Foreign currency contracts	$639	$(2,449)
Interest rate swaps	(525)	1,579
Net gain (loss)	114	(870)
Tax effect	(73)	40
Net deferral in AOCIL of derivatives	$41	$(830)

Note 20 - Segments
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
In the past few years, a number of significant programs have transitioned from the development phase to initial low-rate production, including the Lockheed Martin F-35 Joint Strike Fighter on the military side and the Boeing 787 and Airbus A350XWB on the commercial side. In terms of mature production programs, our large military programs include the F/A-18E/F Super Hornet, the V-22 Osprey tiltrotor and the Black Hawk UH-60/Seahawk SH-60 helicopter, while our large commercial production programs include the full line of Boeing 7-series aircraft, Airbus A320, A330 and A380 and a variety of business jets.
Aftermarket sales, which represented 27%, 29% and 27% of 2019, 2018 and 2017 sales, respectively, for this segment consist of the maintenance, repair, overhaul and parts supply for both military and commercial aircraft. Further, we sell spare parts and line replaceable units to both military and commercial customers that they store throughout the world in order to minimize down time.
Space and Defense Controls. We provide controls for satellites, space vehicles, launch vehicles, armored combat vehicles, tactical and strategic missiles, security and surveillance and other defense applications.
We design, manufacture and integrate commercial and military satellite positioning controls. Propulsion components and systems accelerate the spacecraft for orbit-insertion, station keeping and attitude control. Mission specific actuation mechanisms control solar array panels and antennas. We also design, manufacture and integrate steering and propulsion controls for space launch vehicles, such as the Atlas, Delta and Ariane platforms. Additionally, we design and manufacture spaceflight electronics and software. We are also developing new control products and systems for a variety of programs related to manned spaceflight including NASA's new Space Launch System and Multi-Purpose Crew Vehicle.
In addition, we design controls for gun aiming, stabilization and automatic ammunition loading for armored combat vehicles for a variety of domestic and international customers. We are also developing a new reconfigurable turret system for several military vehicle programs. We also design controls for steering tactical and strategic missiles including: Lockheed Martin's Hellfire®, the U.S. National Missile Defense Agency's Ballistic Missile Defense initiatives and Raytheon's TOW and Trident missiles. We also design, build and integrate weapons stores management systems for light attack aerial reconnaissance, ground and sea platforms, as well as build high power, quiet controls for naval surface ships and submarines such as the U.S. Virginia Class. Our sensor and surveillance products are used in both military and commercial applications such as electrical grid and other critical infrastructure protection applications.
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
Slip rings and fiber optic rotary joints come in a range of sizes that allow them to be used in many applications, including diagnostic imaging CT scan medical equipment, remotely operated vehicles and floating platforms for offshore oil exploration, surveillance cameras and wind turbines.
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

Disaggregation of net sales by segment are as follows:

Market Type	2019	2018	2017
Net sales:
Military	$622,126	$571,886	$522,110
Commercial	680,846	621,619	602,775
Aircraft Controls	1,302,972	1,193,505	1,124,885
Space	218,970	214,741	187,217
Defense	464,498	366,136	341,986
Space and Defense Controls	683,468	580,877	529,203
Energy	120,771	163,888	145,344
Industrial Automation	447,515	430,754	377,211
Simulation and Test	122,935	127,321	126,135
Medical	227,002	213,123	194,745
Industrial Systems	918,223	935,086	843,436
Net sales	$2,904,663	$2,709,468	$2,497,524

Customer Type	2019	2018	2017
Net sales:
Commercial	$680,846	$621,619	$602,775
U.S. Government (including OEM)	484,203	447,148	388,697
Other	137,923	124,738	133,413
Aircraft Controls	1,302,972	1,193,505	1,124,885
Commercial	124,445	116,984	170,212
U.S. Government (including OEM)	513,250	424,848	354,817
Other	45,773	39,045	4,174
Space and Defense Controls	683,468	580,877	529,203
Commercial	888,132	904,439	805,934
U.S. Government (including OEM)	20,452	25,886	28,226
Other	9,639	4,761	9,276
Industrial Systems	918,223	935,086	843,436
Commercial	1,693,423	1,643,042	1,578,921
U.S. Government (including OEM)	1,017,905	897,882	771,740
Other	193,335	168,544	146,863
Net sales	$2,904,663	$2,709,468	$2,497,524

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit by segment and reconciliations to consolidated amounts are as follows:

	2019	2018	2017
Operating profit:
Aircraft Controls	$122,701	$129,772	$116,797
Space and Defense Controls	88,990	67,615	49,989
Industrial Systems	109,451	64,964	92,061
Total operating profit	321,142	262,351	258,847
Deductions from operating profit:
Interest expense	39,269	36,238	34,551
Equity-based compensation expense	6,464	5,804	4,582
Non-service pension expense	12,746	6,778	12,594
Corporate and other expenses, net	28,905	29,694	25,409
Earnings before income taxes	$233,758	$183,837	$181,711
Depreciation and amortization:
Aircraft Controls	$41,144	$40,795	$41,977
Space and Defense Controls	18,014	17,900	18,980
Industrial Systems	25,454	28,825	28,099
Corporate	648	1,052	1,111
Total depreciation and amortization	$85,260	$88,572	$90,167
Identifiable assets:
Aircraft Controls	$1,300,781	$1,168,964	$1,120,099
Space and Defense Controls	737,141	660,589	575,132
Industrial Systems	1,040,659	1,077,022	1,124,950
Corporate	35,656	57,473	270,411
Total assets	$3,114,237	$2,964,048	$3,090,592
Capital expenditures:
Aircraft Controls	$68,595	$46,705	$36,216
Space and Defense Controls	23,903	22,452	15,173
Industrial Systems	25,808	25,156	23,953
Corporate	116	204	456
Total capital expenditures	$118,422	$94,517	$75,798

Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2019	2018	2017
Net sales:
United States	$1,757,518	$1,592,513	$1,438,428
Germany	213,128	202,676	195,328
Japan	166,690	158,686	152,148
France	143,019	138,054	145,627
Other	624,308	617,539	565,993
Net sales	$2,904,663	$2,709,468	$2,497,524
Property, plant and equipment, net:
United States	$365,136	$325,088	$303,925
Philippines	61,910	63,870	64,260
United Kingdom	56,253	61,438	64,065
Other	103,468	102,469	90,741
Property, plant and equipment, net	$586,767	$552,865	$522,991

Sales to Boeing were $370,306, $382,184 and $321,110, or 13%, 14% and 13% of sales, in 2019, 2018 and 2017, respectively, including sales to Boeing Commercial Airplanes of $264,805, $238,118 and $252,977 in 2019, 2018 and 2017, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing, were $1,017,905, $897,882 and $775,271 in 2019, 2018 and 2017, respectively. Sales to Boeing and the U.S. Government and its prime- or sub-contractors are made primarily from our Aircraft Controls and Space and Defense Controls segments.

Note 21 - Related Party Transactions
On November 20, 2017, John Scannell was elected to the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which totaled $20,612 and $20,536 for 2019 and 2018, respectively. At September 28, 2019, we held a $15,000 interest rate swap with M&T Bank and outstanding leases with a total original cost of $29,621. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 8, Indebtedness.
Note 22 - Commitments and Contingencies
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
We lease certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $25,510 in 2019, $26,594 in 2018 and $25,257 in 2017. Future minimum rental payments required under non-cancellable operating leases are $20,993 in 2020, $19,118 in 2021, $15,636 in 2022, $11,344 in 2023, $7,151 in 2024 and $41,670 thereafter.
We are contingently liable for $34,303 of standby letters of credit issued by a bank to third parties on our behalf at September 28, 2019. Purchase commitments outstanding at September 28, 2019 are $1,033,173, including $46,660 for property, plant and equipment.

Note 23 - Quarterly Data - Unaudited

2019	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Net sales	$679,676	$718,811	$740,969	$765,207	$2,904,663
Gross profit	199,502	197,401	211,919	207,010	815,832
Net earnings attributable to Moog	44,069	42,359	47,465	45,855	179,748
Net earnings per share attributable to Moog:
Basic	$1.27	$1.21	$1.36	$1.32	$5.16
Diluted	$1.25	$1.20	$1.35	$1.31	$5.11

2018	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Net sales	$627,535	$689,049	$692,018	$700,866	$2,709,468
Gross profit	184,385	192,932	197,661	199,113	774,091
Net earnings attributable to Moog	1,299	13,965	40,683	40,560	96,507
Net earnings per share attributable to Moog:
Basic	$0.04	$0.39	$1.14	$1.15	$2.71
Diluted	$0.04	$0.39	$1.13	$1.14	$2.68

Note: Quarterly amounts may not add to the total due to rounding.
Note 24 - Subsequent Event
On October 31, 2019, the Board of Directors declared a $0.25 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on December 2, 2019 to shareholders of record at the close of business on November 15, 2019.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Moog Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Moog Inc. (the Company) as of September 28, 2019 and September 29, 2018, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 12, 2019 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimated contract costs at completion
Description of the Matter
As discussed in Note 2 of the consolidated financial statements, revenue for certain of the Company’s contracts with its customers is recognized over time as work progresses toward completion and is measured based on the ratio of cumulative costs incurred to date to the estimated total contract costs at completion. For the year ended September 28, 2019, the Company recognized revenue of $1.8 billion or 64% of total revenue on this basis. In addition, contract loss reserves are recorded for open contracts for which total estimated contract costs are expected to exceed total contract revenues. Auditing management’s estimated contract costs at completion was complex and highly judgmental due to the significant judgments applied by management including the application of significant assumptions such as estimated direct labor hours, direct material costs, and other direct costs. A significant change in an estimate on one or more contracts could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of estimated contract costs at completion, including the determination of the underlying significant assumptions described above. To test the estimated contract cost at completion, we performed audit procedures that included, among others, inspecting the approved contract and inquiring of program managers regarding the nature of the contract and the scope of work to be performed, testing the actual costs incurred through inspection of source documentation and testing the significant assumptions described above. Our testing of each of these assumptions included a combination of inquiries of finance directors and program managers, inspection of source documentation to support the future estimated costs and analytical procedures comparing profit rates to similar contracts, as applicable. We also assessed the historical accuracy of management’s estimated costs at completion.

Recall reserves
Description of the Matter
As discussed in Note 2 of the consolidated financial statements, recall reserves are recorded for the additional work required to be performed on completed products in order for them to meet contract specifications. For the year ended September 28, 2019, the Company reported contract reserves of $60.9 million, including recall reserves, contract loss reserves, and contract-related reserves. Auditing management’s recall reserves was complex and highly judgmental due to the significant judgment applied by management to estimate the costs to rework products including the application of significant assumptions regarding the number of units to be recalled as well as the estimated labor and material costs to rework each unit.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of recall reserves, including the determination of the underlying significant assumptions described above. To test the calculation of the recall reserves, we performed audit procedures that included, among others, comparing the changes to the recall reserves balance during the twelve months ended September 28, 2019 to actual costs incurred as well as changes to the estimated costs for additional and remaining units, as appropriate, and assessing that the recall reserves are complete. Our testing of the completeness of the reserve and each of the significant assumptions identified above included inquiry of program managers, inspection of source documentation supporting the quantity of units and future estimated costs and analytical procedures comparing the historical costs of completed units to forecasted costs for remaining units, as applicable.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Buffalo, New York
November 12, 2019

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2019 based upon the framework in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of September 28, 2019.
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
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Moog Inc.

Opinion on Internal Control over Financial Reporting

We have audited Moog Inc.’s internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Moog Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated balance sheets of the Company as of September 28, 2019 and September 29, 2018, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 15 (2) and our report dated November 12, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Buffalo, NY

November 12, 2019

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
The information required herein with respect to our directors and certain information required herein with respect to our executive officers is incorporated by reference to the 2019 Proxy. Other information required herein is included in Item 1, Business, under “Executive Officers of the Registrant” of this report.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at 716-652-2000.

Item 11.	Executive Compensation.
The information required herein is incorporated by reference to the 2019 Proxy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required herein is incorporated by reference to the 2019 Proxy.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required herein is incorporated by reference to the 2019 Proxy.

Item 14.	Principal Accountant Fees and Services.
The information required herein is incorporated by reference to the 2019 Proxy.
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

	(b)	Description of Registrant's Securities. (Filed herewith)
(10)	Material contracts.
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

(g)
Fifth Amended and Restated Loan Agreement between Moog Inc. and the Lenders and HSBC Bank USA, National Association, as Administrative Agent for the Lenders dated as of October 15, 2019, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated October 21, 2019.

(h)
Fourth Amended and Restated Loan Agreement between Moog Inc., HSBC Bank USA, National Association, Manufacturers and Traders Trust Company, Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated as of March 28, 2013, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated April 1, 2013.

	(i)	Amendment No. 1 dated as of May 22, 2014, to the Fourth Amended and Restated Loan Agreement, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated May 22, 2014.
	(j)	Amendment No. 3 dated as of June 28, 2016, to the Fourth Amended and Restated LoanAgreement, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated June 28, 2016.
Management contracts or compensatory plan or arrangement.
	(k)	2008 Stock Appreciation Rights Plan, incorporated by reference to exhibit A of definitive proxy statement filed under Schedule 14A on December 10, 2007.
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

(s)	Retention Agreement, dated March 1, 2017, incorporated by reference to exhibit 10.1 of our report on form 8-K dated March 6, 2017.
(t)	Deferred Compensation Plan for Directors and Officers, amended and restated May 16, 2002, incorporated by reference to exhibit 10(ii) of our report on Form 10-K for the year ended September 28, 2002.
(u)	Form of Indemnification Agreement for officers, directors and key employees, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated November 30, 2004.
(v)	Description of Management Short Term Incentive Plan, incorporated by reference to exhibit 10.1 of our report on Form 8-K/A dated November 24, 2015.
(w)	Moog Inc. Management Short Term Incentive Plan, dated September 29, 2017, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated October 5, 2017.
(x)	First Amendment to the Moog Inc. Management Short Term Incentive Plan, dated July 26, 2018, incorporated by reference to exhibit 10.3 of our report on Form 10-Q for the quarter ended June 30, 2018.
(y)	Moog Inc. Plan to Equalize Retirement Income and Supplemental Retirement Plan dated August 9, 2017, incorporated by reference to exhibit 10.1 of our report on Form 8-K dated August 11, 2017.
(z)	Defined Contribution Supplemental Executive Retirement Plan, dated March 4, 2016, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended April 2, 2016.
(aa)
First Amendment to the Defined Contribution Supplemental Executive Retirement Plan, dated July 26, 2018, incorporated by reference to exhibit 10.2 of our report on Form 10-Q for the quarter ended June 30, 2018.

Other material contracts.
(ab)
Moog Inc. Stock Employee Compensation Trust Agreement amended and restated as of August 13, 2014, incorporated by reference to exhibit 10.2 of our report on Form 10-Q for the quarter ended January 3, 2015.

(ac)
Amendment No. 1 to the Moog Inc. Stock Employee Compensation Trust Agreement, dated May 8, 2018, incorporated by reference to exhibit 10.1 of our report on Form 10-Q for the quarter ended June 30, 2018.

(ad)	Moog Inc. Supplemental Retirement Plan Trust, as amended and restated, effective January 1, 2015, incorporated by reference to exhibit 10.1 of our Form 10-Q for the quarter ended April 4, 2015.
All of the exhibits listed above have been filed under Moog Inc., Securities and Exchange Commission file number 1-05129.

(21)
Our subsidiaries.
(All of which are wholly owned by the Corporation, directly or indirectly, unless otherwise noted). The names of indirectly owned subsidiaries are indented under the names of their respective parent corporations.

Name	State/Country of Incorporation
Curlin Medical Inc.	Delaware
Moog MDG SRL	Costa Rica
Viltechmeda UAB	Lithuania
ZEVEX, Inc.	Delaware
Harmonic Linear Drives Ltd.	England and Wales
Moog Asset Management LLC	Delaware
Moog Australia Pty., Ltd.	Australia
Moog do Brasil Controles Ltda.	Brazil
Moog Controls Corp.	Ohio
Moog Controls Hong Kong Ltd.	Hong Kong
Moog Control Systems (Shanghai) Co., Ltd.	People's Republic of China
Moog Industrial Controls (Shanghai) Co., Ltd.	People's Republic of China
Moog Controls (India) Pvt. Ltd. (56% Moog Inc.; 44% Moog Singapore Pte. Ltd.)	India
Moog Controls Ltd.	United Kingdom
Moog Reading Limited	United Kingdom
Tritech Holdings Limited	United Kingdom
Tritech International Limited	United Kingdom
Tritech do Brasil Servicos E Equipamentos Submarinos Ltda.	Brazil
Moog Fernau Ltd.	United Kingdom
Moog Norden AB	Sweden
Moog Wolverhampton Limited	United Kingdom
Moog Europe Holdings Luxembourg SCS	Luxembourg
Moog Holding GmbH & Co. KG	Germany
Insensys Holdings Ltd.	United Kingdom
Moog Insensys Limited	United Kingdom
Moog Brno s.r.o	Czech Republic
Moog B.V.	Netherlands
Moog GmbH	Germany
Moog Italiana S.r.l.	Italy
Moog Luxembourg S.A.R.L.	Luxembourg
Moog Memmingen GmbH	Germany
Moog Rekofa GmbH	Germany
Moog Control Equipment (Shanghai) Co., Ltd.	People's Republic of China
Obshestwo s Ogranizennoi Otwetstwennostju MOOG	Russia
VSM Antriebstechnik GmbH	Germany
Moog Luxembourg Finance S.A.R.L.	Luxembourg
Focal Technologies Corporation	Nova Scotia
Moog International Financial Services Center S.a.r.l.	Luxembourg
Moog Verwaltungs GmbH	Germany
Moog Ireland Limited	Ireland
Moog Japan Ltd.	Japan
Moog Korea Ltd.	South Korea
Moog Receivables LLC	Delaware
Moog S.A.R.L. (95% Moog Inc.; 5% Moog GmbH)	France
Moog Singapore Pte. Ltd.	Singapore
Moog Aircraft Services Asia PTE LTD. (Joint Venture - 51%)	Singapore
Moog EM Solutions (India) Private Limited	India
Moog India Technology Center Pvt. Ltd.	India
Moog Motion Controls Private Limited	India

(4.1)	Description of Registrant's Securities. (Filed herewith)

(23)	Consent of Ernst & Young LLP. (Filed herewith)

(31.1)	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(31.2)	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith)

(101)	Interactive Data Files (submitted electronically herewith)

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
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

Valuation and Qualifying Accounts

(dollars in thousands)					Schedule II
		Additions		Foreign
	Balance at	charged to		exchange	Balance
	beginning	costs and		impact	at end
Description	of year	expenses	Deductions*	and other **	of year
Fiscal year ended September 30, 2017
Contract reserves	$36,793	$43,874	$34,384	$31	$46,314
Allowance for doubtful accounts	4,538	1,291	1,786	308	4,351
Reserve for inventory valuation	109,192	12,661	14,019	705	108,539
Deferred tax valuation allowance	10,938	895	7,172	115	4,776
Fiscal year ended September 29, 2018
Contract reserves	$46,314	$36,830	$34,241	$(85)	$48,818
Allowance for doubtful accounts	4,351	2,213	1,468	(137)	4,959
Reserve for inventory valuation	108,539	33,569	15,540	(1,252)	125,316
Deferred tax valuation allowance	4,776	10,499	101	7	15,181
Fiscal year ended September 28, 2019
Contract reserves	$48,818	$45,464	$35,714	$2,346	$60,914
Allowance for doubtful accounts	4,959	1,522	891	(188)	5,402
Reserve for inventory valuation	125,316	23,227	12,716	(1,642)	134,185
Deferred tax valuation allowance	15,181	274	1,808	(510)	13,137

 * Includes the effects of divestitures.
** Includes the impact of the adoption of ASC 606.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

By	/s/ JOHN R. SCANNELL
John R. Scannell
Chief Executive Officer
Date: November 12, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 12, 2019.

/s/ JOHN R. SCANNELL	/s/ KRAIG H. KAYSER
John R. Scannell	Kraig H. Kayser
Chairman of the Board and Director	Director
Chief Executive Officer
(Principal Executive Officer)

/s/ DONALD R. FISHBACK	/s/ R. BRADLEY LAWRENCE
Donald R. Fishback	R. Bradley Lawrence
Director	Director
Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ MICHAEL J. SWOPE	/s/ BRIAN J. LIPKE
Michael J. Swope	Brian J. Lipke
Controller	Director
(Principal Accounting Officer)

/s/ WILLIAM G. GISEL, JR.	/s/ BRENDA L. REICHELDERFER
William G. Gisel, Jr.	Brenda L. Reichelderfer
Director	Director

/s/ PETER J. GUNDERMANN
Peter J. Gundermann
Director