Form 10-Q
period 2019-12-28
MOOG INC.
filed 2020-01-24
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The number of shares outstanding of each class of common stock as of January 20, 2020 was:
Class A common stock, 31,332,013 shares
Class B common stock, 2,513,960 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
(dollars in thousands, except share and per share data)	December 28, 2019	December 29, 2018 (1)
Net sales	$754,843	$679,676
Cost of sales	543,586	480,174
Gross profit	211,257	199,502
Research and development	28,208	31,876
Selling, general and administrative	98,367	96,326
Interest	10,232	9,682
Other	7,546	5,135
Earnings before income taxes	66,904	56,483
Income taxes	16,877	13,714
Net earnings	$50,027	$42,769

Net earnings per share
Basic	$1.45	$1.23
Diluted	$1.44	$1.22

Dividends declared per share	$0.25	$0.25

Average common shares outstanding
Basic	34,510,851	34,815,255
Diluted	34,787,404	35,125,829
See accompanying Notes to Consolidated Condensed Financial Statements. (1) As adjusted, see Note 1 - Basis of Presentation.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 28, 2019	December 29, 2018 (1)
Net earnings	$50,027	$42,769
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	21,533	(9,387)
Retirement liability adjustment	4,363	6,119
Change in accumulated income (loss) on derivatives	1,402	664
Other comprehensive income (loss), net of tax	27,298	(2,604)
Comprehensive income (loss)	$77,325	$40,165
See accompanying Notes to Consolidated Condensed Financial Statements. (1) As adjusted, see Note 1 - Basis of Presentation.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	December 28, 2019	September 28, 2019 (1)
ASSETS
Current assets
Cash and cash equivalents	$124,226	$89,702
Restricted cash	3,065	2,846
Receivables	989,214	957,287
Inventories, net	559,232	534,974
Prepaid expenses and other current assets	43,588	44,164
Total current assets	1,719,325	1,628,973
Property, plant and equipment, net	613,487	586,767
Operating lease right-of-use assets	62,669	—
Goodwill	812,602	784,240
Intangible assets, net	103,783	79,646
Deferred income taxes	20,069	19,992
Other assets	16,143	14,619
Total assets	$3,348,078	$3,114,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$—	$249
Accounts payable	231,692	257,677
Accrued compensation	113,230	143,765
Contract advances	177,107	137,242
Accrued liabilities and other	211,290	188,725
Total current liabilities	733,319	727,658
Long-term debt, excluding current installments	977,573	832,984
Long-term pension and retirement obligations	163,286	160,034
Deferred income taxes	54,238	40,528
Other long-term liabilities	82,971	30,552
Total liabilities	2,011,387	1,791,756
Shareholders’ equity
Common stock - Class A	43,796	43,795
Common stock - Class B	7,484	7,485
Additional paid-in capital	518,822	510,546
Retained earnings	2,170,105	2,128,739
Treasury shares	(828,453)	(769,569)
Stock Employee Compensation Trust	(115,503)	(111,492)
Supplemental Retirement Plan Trust	(71,381)	(71,546)
Accumulated other comprehensive loss	(388,179)	(415,477)
Total shareholders’ equity	1,336,691	1,322,481
Total liabilities and shareholders’ equity	$3,348,078	$3,114,237
See accompanying Notes to Consolidated Condensed Financial Statements. (1) As adjusted, see Note 1 - Basis of Presentation.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 28, 2019 (1)	December 29, 2018 (1)
COMMON STOCK
Beginning and end of period	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	510,546	502,257
Issuance of treasury shares	4,489	(2,201)
Equity-based compensation expense	2,381	2,008
Adjustment to market - SECT, SERP and other	1,406	(14,780)
End of period	518,822	487,284
RETAINED EARNINGS
Beginning of period	2,128,739	1,974,125
Net earnings	50,027	42,769
Dividends	(8,661)	(8,703)
Adoption of ASC 606	—	14,923
End of period	2,170,105	2,023,114
TREASURY SHARES AT COST
Beginning of period	(769,569)	(738,494)
Class A and B shares issued related to compensation	527	5,796
Class A and B shares purchased	(59,411)	(10,541)
End of period	(828,453)	(743,239)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(111,492)	(118,449)
Issuance of shares	—	8,761
Purchase of shares	(2,440)	(1,930)
Adjustment to market	(1,571)	9,436
End of period	(115,503)	(102,182)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(71,546)	(72,941)
Adjustment to market	165	5,344
End of period	(71,381)	(67,597)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(415,477)	(372,792)
Other comprehensive income (loss)	27,298	(2,604)
End of period	(388,179)	(375,396)
TOTAL SHAREHOLDERS’ EQUITY	$1,336,691	$1,273,264
See accompanying Notes to Consolidated Condensed Financial Statements. (1) As adjusted, see Note 1 - Basis of Presentation.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended
(share data)	December 28, 2019	December 29, 2018
COMMON STOCK - CLASS A
Beginning of period	43,794,935	43,784,489
Conversion of Class B to Class A	1,400	946
End of period	43,796,335	43,785,435
COMMON STOCK - CLASS B
Beginning of period	7,484,778	7,495,224
Conversion of Class B to Class A	(1,400)	(946)
End of period	7,483,378	7,494,278
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(11,101,512)	(10,872,575)
Class A shares issued related to compensation	3,078	23,741
Class A shares purchased	(669,106)	(48,573)
End of period	(11,767,540)	(10,897,407)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(3,345,489)	(3,323,996)
Class B shares issued related to compensation	94,567	58,793
Class B shares purchased	(9,680)	(83,296)
End of period	(3,260,602)	(3,348,499)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(886,300)	(983,772)
Issuance of shares	—	107,577
Purchase of shares	(28,596)	(23,669)
End of period	(914,896)	(899,864)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(876,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 28, 2019	December 29, 2018 (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$50,027	$42,769
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	18,386	17,848
Amortization	3,281	3,746
Deferred income taxes	3,205	92
Equity-based compensation expense	2,381	2,008
Other	(1,017)	1,020
Changes in assets and liabilities providing (using) cash:
Receivables	(18,879)	12,810
Inventories	(13,782)	(24,399)
Accounts payable	(29,153)	(13,199)
Contract advances	40,215	31,531
Accrued expenses	(26,998)	(18,473)
Accrued income taxes	4,709	511
Net pension and post retirement liabilities	8,327	8,368
Other assets and liabilities	1,404	(394)
Net cash provided by operating activities	42,106	64,238
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(53,906)	—
Purchase of property, plant and equipment	(27,310)	(24,375)
Other investing transactions	(3,684)	2,785
Net cash used by investing activities	(84,900)	(21,590)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term repayments	—	(1,490)
Proceeds from revolving lines of credit	272,000	131,100
Payments on revolving lines of credit	(617,500)	(175,200)
Payments on long-term debt	—	(85)
Proceeds from senior notes, net of issuance costs	492,750	—
Payments on finance lease obligations	(88)	—
Payment of dividends	(8,661)	(8,703)
Purchase of outstanding shares for treasury	(57,776)	(9,450)
Proceeds from sale of stock held by SECT	—	6,636
Purchase of stock held by SECT	(2,440)	(1,930)
Other financing transactions	(1,895)	—
Net cash provided (used) by financing activities	76,390	(59,122)
Effect of exchange rate changes on cash	1,147	(473)
Increase (decrease) in cash, cash equivalents and restricted cash	34,743	(16,947)
Cash, cash equivalents and restricted cash at beginning of period	92,548	127,706
Cash, cash equivalents and restricted cash at end of period	$127,291	$110,759

SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$5,016	$5,720
Equipment acquired through lease financing	568	—
See accompanying Notes to Consolidated Condensed Financial Statements. (1) As adjusted, see Note 1 - Basis of Presentation.

Notes to Consolidated Condensed Financial Statements
Three Months Ended December 28, 2019
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended December 28, 2019 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 28, 2019. All references to years in these financial statements are to fiscal years.
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

We adopted this standard using the modified retrospective method, without adjusting prior comparative periods. We recorded an initial right-of-use (ROU) assets of $68,126 and lease liabilities of $71,776, which included reclassifying deferred rent as a component of the ROU asset on the Consolidated Condensed Balance Sheets. There were no material changes to our Consolidated Condensed Statements of Earnings or Consolidated Condensed Statements of Cash Flows. We have completed the necessary changes to our financial statements and related disclosures, internal controls, financial policies and information systems. See Note 7 - Leases, for additional disclosure.

Date adopted: Q1 2020

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

Impact of Change in Accounting Principle
Beginning in the first quarter of 2020, we changed our method of accounting for the determination of the market-related value of assets for a class of assets within the qualified U.S. defined benefit plan (the plan). This class of assets is currently comprised solely of the fixed income funds asset class held in the portfolio for the plan and provides a natural hedge (liability-hedging assets) against the changes in the recorded amount of net periodic pension cost. Refer to Note 13 - Employee Benefit Plans, in our Form 10-K for the fiscal year ended September 28, 2019, for our fair value disclosure by asset classification. Our previous method of accounting was to calculate the market-related value of assets for all the plan’s assets recognizing investment gains and losses ratably over a five-year period. We have elected to use the fair value of our liability-hedging assets, which represent approximately 80% of the plan’s assets, to determine the market-related value of the assets beginning in the first quarter of 2020. This change in accounting principle is preferable as the recognition of the gains and losses on this class of assets will affect net periodic pension cost in the period in which they occur. No change is being made to the accounting principle for the other classes of pension assets, which represent the remaining 20% of the pension asset portfolio for the plan. The gains and losses for these other plan assets will continue to be amortized into earnings over a five-year period.
The change in accounting principle requires retrospective application and prospective disclosure. The tables below represent the impact of this change on the Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended December 28, 2019, the Consolidated Condensed Balance Sheets for the period ended December 28, 2019, the Consolidated Condensed Statements of Earnings and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 29, 2018 and the Consolidated Condensed Balance Sheets for the periods ended December 29, 2018, September 28, 2019 and September 29, 2018, respectively. The change in accounting principle had no impact on the Consolidated Condensed Statements of Cash Flows for these periods.

The tables below represent the impact of the change in accounting principle on the Consolidated Condensed Statement of Earnings and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 28, 2019.

	Three Months Ended
	As Reported (With Change), December 28, 2019	Impact of Change	Without Change, December 28, 2019
Other	$7,546	$2,876	$10,422
Earnings before income taxes	66,904	(2,876)	64,028
Income taxes	16,877	(679)	16,198
Net earnings	$50,027	$(2,197)	$47,830

Net earnings per share
Basic	$1.45	$(0.06)	$1.39
Diluted	$1.44	$(0.07)	$1.37

Retirement liability adjustment	$4,363	$2,197	$6,560
Other comprehensive income (loss), net of tax	$27,298	$2,197	$29,495
Comprehensive income (loss)	$77,325	$—	$77,325

The table below represents the impact of the change in accounting principle on the Consolidated Condensed Balance Sheet as of December 28, 2019.

	As Reported (With Change), December 28, 2019	Impact of Change	Without Change, December 28, 2019
Shareholders’ equity
Retained earnings	$2,170,105	$2,392	$2,172,497
Accumulated other comprehensive loss	(388,179)	(2,392)	(390,571)
Total shareholders’ equity	$1,336,691	$—	$1,336,691

The tables below represent the impact of the change in accounting principle on the Consolidated Condensed Statement of Earnings and the Consolidated Condensed Statements of Comprehensive Income (Loss) for the three months ended December 29, 2018.

	Three Months Ended
	As Previously Reported, December 29, 2018	Impact of Change	As Reported, December 29, 2018
Other	$3,434	$1,701	$5,135
Earnings before income taxes	58,184	(1,701)	56,483
Income taxes	14,115	(401)	13,714
Net earnings	$44,069	$(1,300)	$42,769

Net earnings per share
Basic	$1.27	$(0.04)	$1.23
Diluted	$1.25	$(0.03)	$1.22

Retirement liability adjustment	$4,819	$1,300	$6,119
Other comprehensive income (loss), net of tax	$(3,904)	$1,300	$(2,604)
Comprehensive income (loss)	$40,165	$—	$40,165

The table below represents the impact of the change in accounting principle on the Consolidated Condensed Balance Sheet as of December 29, 2018.

	As Previously Reported, December 29, 2018	Impact of Change	As Reported, December 29, 2018
Shareholders’ equity
Retained earnings	$2,023,803	$(689)	$2,023,114
Accumulated other comprehensive loss	(376,085)	689	(375,396)
Total shareholders’ equity	$1,273,264	$—	$1,273,264

The table below represents the impact of the change in accounting principle on the Consolidated Condensed Balance Sheet as of September 28, 2019.

	As Previously Reported, September 28, 2019	Impact of Change	As Reported, September 28, 2019
Shareholders’ equity
Retained earnings	$2,133,328	$(4,589)	$2,128,739
Accumulated other comprehensive loss	(420,066)	4,589	(415,477)
Total shareholders’ equity	$1,322,481	$—	$1,322,481

The table below represents the impact of the change in accounting principle on the Consolidated Condensed Balance Sheet as of September 29, 2018.

	As Previously Reported, September 29, 2018	Impact of Change	As Reported, September 29, 2018
Shareholders’ equity
Retained earnings	$1,973,514	$611	$1,974,125
Accumulated other comprehensive loss	(372,181)	(611)	(372,792)
Total shareholders’ equity	$1,224,986	$—	$1,224,986

See Note 13 - Employee Benefit Plans and Note 16 - Accumulated Other Comprehensive Income (Loss) for adjusted reporting for prior periods.

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

Under ASC 606, revenue recognized over time using an input method that uses costs incurred to date to measure progress toward completion ("cost-to-cost") was 64% for the three months ended December 28, 2019. The over time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls as the assets are being created or enhanced. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date. Our over-time contracts are primarily firm fixed price.

Revenue is recognized on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three months ended December 28, 2019 and December 29, 2018 we recognized revenues of $14,619 and $11,759, respectively for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three months ended December 28, 2019.

As of December 28, 2019, we had contract reserves of $62,221. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

Revenue recognized at the point in time control was transferred to the customer was 36% for the three months ended December 28, 2019. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606 - the entity has a present right to payment; the customer has legal title; the customer has physical possession; the customer has the significant risks and rewards of ownership; and the customer has accepted the asset. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized. Inventory costs include all product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations. Shipping and handling costs are considered costs to fulfill a contract and not considered performance obligations. They are included in cost of sales as incurred.
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

Total contract assets and contract liabilities are as follows:

	December 28, 2019	September 28, 2019
Unbilled receivables	$497,356	$468,824
Contract advances	177,107	137,242
Net contract assets	$320,249	$331,582

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the three months ended December 28, 2019, we recognized $35,759 of revenue that was included in the contract liability balance at the beginning of the period.
Remaining Performance Obligations
As of December 28, 2019, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied), also known as backlog, was approximately $2,430,000. We expect to recognize approximately 69% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 19, Segments, for disclosures related to disaggregation of revenue.
Note 3 - Acquisitions, Divestitures and Equity Method Investments
On November 28, 2019, we acquired Gesellschaft für Antriebstechnik mbH and GAT Inc. (GAT), headquartered in Geisenheim, Germany for a purchase price of $53,906, net of acquired cash. GAT designs and manufactures high-end fluid rotating unions and slip rings. This operation is included in our Industrial Systems segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.
In the first quarter of 2020, we sold a non-core business of our Industrial Systems segment for $1,775 in net consideration and recorded a gain in other income of $169.
In the first quarter of 2019, we sold a non-core business of our Industrial Systems segment for $4,191 in cash and recorded a gain in other income of $2,641.
Note 4 - Receivables
Receivables consist of:

	December 28, 2019	September 28, 2019
Accounts receivable	$243,988	$255,079
Over-time contract receivables:
Billed receivables	241,740	222,075
Unbilled receivables	497,356	468,824
Total over-time contract receivables	739,096	690,899
Other	11,041	16,711
Less allowance for doubtful accounts	(4,911)	(5,402)
Receivables	$989,214	$957,287

We securitize certain trade receivables in transactions that are accounted for as secured borrowings (Securitization Program). We maintain a subordinated interest in a portion of the pool of trade receivables that are securitized. The retained interest, which is included in Receivables in the consolidated condensed balance sheets, is recorded at fair value, which approximates the total amount of the designated pool of accounts receivable. Refer to Note 9, Indebtedness, for additional disclosures related to the Securitization Program.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	December 28, 2019	September 28, 2019
Raw materials and purchased parts	$189,051	$189,875
Work in progress	288,633	276,538
Finished goods	81,548	68,561
Inventories	$559,232	$534,974

There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of December 28, 2019 and September 28, 2019.
Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	December 28, 2019	September 28, 2019
Land	$36,584	$33,111
Buildings and improvements	483,370	469,867
Machinery and equipment	803,236	775,378
Computer equipment and software	139,495	137,221
Property, plant and equipment, at cost	1,462,685	1,415,577
Less accumulated depreciation and amortization	(849,198)	(828,810)
Property, plant and equipment, net	$613,487	$586,767

Note 7 - Leases

On September 29, 2019, we adopted ASC 842: Leases, and the related amendments (ASC 842), using the modified retrospective method, as described in Note 1, Basis of Presentation, without adjusting prior comparative periods.

We lease certain manufacturing facilities, office space and machinery and equipment globally. At inception we evaluate whether a contractual arrangement contains a lease. Specifically, we consider whether we control the underlying asset and have the right to obtain substantially all the economic benefits or outputs from the asset. If the contractual arrangement contains a lease, we then determine the classification of the lease, operating or finance, using the classification criteria described in ASC 842. We then determine the term of the lease based on terms and conditions of the contractual arrangement, including whether the options to extend or terminate the lease are reasonably certain to be exercised. We have elected to not separate lease components from non-lease components, such as common area maintenance charges and instead, account for the lease and non-lease components as a single component.

Our lease ROU assets represent our right to use an underlying asset for the lease term and our lease liabilities represent our obligation to make lease payments. Operating lease ROU assets are included in Operating lease right-of-use assets and operating lease liabilities are included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Condensed Balance Sheets. Finance lease ROU assets are included in Property, plant and equipment and finance lease liabilities are included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Condensed Balance Sheets. Operating lease cost is included in Cost of sales and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Finance lease cost is included in Cost of sales, Selling, general and administrative and Interest on the Consolidated Condensed Statements of Earnings.

The ROU assets and lease liabilities for both operating and finance leases are recognized as of the commencement date at the net present value of the fixed minimum lease payments over the term of the lease, using the discount rate described below. Variable lease payments are recorded in the period in which the obligation for the payment is incurred. Variable lease payments based on an index or rate are initially measured using the index or rate as of the commencement date of the lease and included in the fixed minimum lease payments. For short-term leases that have a term of 12 months or less as of the commencement date, we do not recognize a ROU asset or lease liability on our balance sheet; we recognize expense as the lease payments are made over the lease term.

The discount rate used to calculate the present value of our leases is the rate implicit in lease. If the information necessary to determine the rate implicit in the lease is not available, we use our incremental borrowing rate for collateralized debt, which is determined using our credit rating and other information available as of the lease commencement date.
The components of lease expense were as follows:

Three Months Ended December 28, 2019

Operating lease cost	$6,160

Finance lease cost:
Amortization of right-of-use assets	$76
Interest on lease liabilities	48
Total finance lease cost	$124

Supplemental cash flow information related to leases was as follows:

Three Months Ended December 28, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$6,027
Operating cash flow for finance leases	48
Financing cash flow for finance leases	88
Assets obtained in exchange for lease obligations:
Operating leases	568
Finance leases	—

Supplemental balance sheet information related to leases was as follows:

December 28, 2019
Operating Leases
Operating lease right-of-use assets	$62,669

Accrued liabilities and other	$13,737
Other long-term liabilities	52,581
Total operating lease liabilities	$66,318

Finance Leases
Property, plant, and equipment, at cost	$3,818
Accumulated depreciation	(415)
Property, plant, and equipment, net	$3,403

Accrued liabilities and other	$228
Other long-term liabilities	3,198
Total finance lease liabilities	$3,426

Weighted average remaining lease term in years
Operating leases	8.2
Finance leases	31.2

Weighted average discount rate
Operating leases	4.7%
Finance leases	5.8%

Maturities of lease liabilities were as follows:

	December 28, 2019
	Operating Leases	Finance Leases
2020	$12,485	$308
2021	15,147	406
2022	12,568	319
2023	8,775	234
2024	5,549	176
Thereafter	27,238	6,630
Total lease payments	81,762	8,073
Less: imputed interest	(15,444)	(4,647)
Total	$66,318	$3,426

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at September 28, 2019	$176,939	$261,684	$345,617	$784,240
Acquisitions	—	—	20,828	20,828
Divestitures	—	—	(635)	(635)
Foreign currency translation	3,145	51	4,973	8,169
Balance at December 28, 2019	$180,084	$261,735	$370,783	$812,602

Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at December 28, 2019.
Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at December 28, 2019.
The components of intangible assets are as follows:

		December 28, 2019		September 28, 2019
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$132,778	$(99,640)	$132,697	$(100,091)
Technology-related	9	78,119	(51,428)	62,015	(35,680)
Program-related	19	65,165	(38,621)	69,220	(52,192)
Marketing-related	9	37,355	(20,334)	23,139	(19,899)
Other	10	4,153	(3,764)	4,061	(3,624)
Intangible assets	12	$317,570	$(213,787)	$291,132	$(211,486)

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
Amortization of acquired intangible assets is as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
Acquired intangible asset amortization	$3,223	$3,683

Based on acquired intangible assets recorded at December 28, 2019, amortization is estimated to be approximately:

	2020	2021	2022	2023	2024
Estimated future amortization of acquired intangible assets	$14,300	$11,800	$10,200	$9,300	$8,800

Note 9 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	December 28, 2019	September 28, 2019
U.S. revolving credit facility	$50,387	$395,712
SECT revolving credit facility	7,000	7,000
Senior notes 4.25%	500,000	—
Senior notes 5.25%	300,000	300,000
Securitization program	130,000	130,000
Obligations under capital leases	—	679
Senior debt	987,387	833,391
Less deferred debt issuance cost	(9,814)	(158)
Less current installments	—	(249)
Long-term debt	$977,573	$832,984

On October 15, 2019, we amended and restated our U.S. revolving credit facility, which matures on October 15, 2024. Our U.S. revolving credit facility has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $400,000 to the credit facility upon satisfaction of certain conditions. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage. We are in compliance with all covenants.
The SECT has a revolving credit facility with a borrowing capacity of $35,000, maturing on July 26, 2022. Interest is based on LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.
On December 13, 2019, we completed the sale of $500,000 aggregate principal amount of 4.25% senior notes due December 15, 2027 with interest paid semiannually on June 15 and December 15 of each year, which will commence on June 15, 2020. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. The aggregate net proceeds of $492,750 were used to repay indebtedness under our U.S. revolving credit facility, thereby increasing the unused portion of our U.S. revolving credit facility.
On December 13, 2019, we issued a notice of redemption to the holders of our 5.25% senior notes due on December 1, 2022, to redeem and retire all of the outstanding notes. The notes were redeemed on January 13, 2020 at 101.313% pursuant to an early redemption right. We redeemed the aggregate principal amount of $300,000 using proceeds drawn from our U.S. revolving credit facility. The associated loss on the redemption includes $3,939 of call premium paid to external bondholders.
The Securitization Program was extended on October 16, 2019 and matures on October 29, 2021 and effectively increases our borrowing capacity by up to $130,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of December 28, 2019, our minimum borrowing requirement was $104,000.

Note 10 - Other Accrued Liabilities

Other accrued liabilities consists of:

	December 28, 2019	September 28, 2019
Contract reserves	$62,221	$60,914
Employee benefits	42,540	37,040
Warranty accrual	29,369	28,061
Accrued income taxes	29,912	26,532
Other	47,248	36,178
Other accrued liabilities	$211,290	$188,725

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
Warranty accrual at beginning of period	$28,061	$25,537
Additions from acquisitions	542	—
Warranties issued during current period	3,843	3,365
Adjustments to pre-existing warranties	(181)	(91)
Reductions for settling warranties	(3,172)	(4,371)
Foreign currency translation	276	(183)
Warranty accrual at end of period	$29,369	$24,257

Note 11 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At December 28, 2019, we had interest rate swaps with notional amounts totaling $45,000. The interest rate swaps effectively convert this amount of variable-rate debt to fixed-rate debt at 3.18%, including the applicable margin of 1.50% as of December 28, 2019. The interest will revert back to variable rates based on LIBOR plus the applicable margin upon the maturity of the interest rate swaps. These interest rate swaps mature at various times through June 23, 2020.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, the British pound and the Czech koruna, we had outstanding foreign currency forwards with notional amounts of $44,475 at December 28, 2019. These contracts mature at various times through May 28, 2021.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of December 28, 2019, we had no outstanding net investment hedges.

These interest rate swaps, foreign currency contracts and net investment hedges are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCIL). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2020 or 2019.
Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $85,957 at December 28, 2019. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended
	Statements of Earnings location	December 28, 2019	December 29, 2018
Net gain (loss)
Foreign currency contracts	Other	$1,571	$(1,650)

Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	December 28, 2019	September 28, 2019
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1,633	$1,060
Foreign currency contracts	Other assets	246	261
Interest rate swaps	Other current assets	4	57
	Total asset derivatives	$1,883	$1,378
Foreign currency contracts	Accrued liabilities and other	$62	$736
Foreign currency contracts	Other long-term liabilities	—	152
	Total liability derivatives	$62	$888
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$280	$93
Foreign currency contracts	Accrued liabilities and other	$256	$359

Note 12 - Fair Value
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

	Balance Sheets location	December 28, 2019	September 28, 2019
Foreign currency contracts	Other current assets	$1,913	$1,153
Foreign currency contracts	Other assets	246	261
Interest rate swaps	Other current assets	4	57
	Total assets	$2,163	$1,471
Foreign currency contracts	Accrued liabilities and other	$318	$1,095
Foreign currency contracts	Other long-term liabilities	—	152
	Total liabilities	$318	$1,247

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At December 28, 2019, the fair value of long-term debt was $998,099 compared to its carrying value of $987,387. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 13 - Employee Benefit Plans
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
U.S. Plans
Service cost	$5,759	$5,251
Interest cost	7,649	9,231
Expected return on plan assets	(11,021)	(11,264)
Amortization of prior service cost (credit)	33	46
Amortization of actuarial loss	6,329	6,660
Pension expense for U.S. defined benefit plans	$8,749	$9,924
Non-U.S. Plans
Service cost	$1,671	$1,246
Interest cost	697	1,101
Expected return on plan assets	(1,139)	(1,298)
Amortization of prior service cost (credit)	—	(5)
Amortization of actuarial loss	1,216	640
Pension expense for non-U.S. defined benefit plans	$2,445	$1,684

Pension expense for our defined contribution plans consists of:

	Three Months Ended
	December 28, 2019	December 29, 2018
U.S. defined contribution plans	$5,398	$4,614
Non-U.S. defined contribution plans	1,402	1,196
Total pension expense for defined contribution plans	$6,800	$5,810

Note 14 - Restructuring
Restructuring activity for severance and other costs is as follows:

	Space and Defense Controls	Industrial Systems	Total
Balance at September 28, 2019	$27	$4,096	$4,123
Adjustments to provision	(2)	(643)	(645)
Cash payments - 2018 plan	(26)	(244)	(269)
Foreign currency translation	—	79	79
Balance at December 28, 2019	$—	$3,288	$3,288

As of December 28, 2019, the restructuring accrual consists of $3,288 for the 2018 plan. Restructuring is expected to be paid within a year, except for the non-current portion of the facility closure accrual, which is classified as a long-term liability.
Note 15 - Income Taxes
The effective tax rate for the three months ended December 28, 2019 and December 29, 2018 was 25.2% and 24.3% respectively. The effective tax rate for this period is higher than would be expected by applying the U.S. federal statutory tax rate of 21% to earnings before income taxes primarily due to tax on earnings generated outside of the U.S. The effective tax rate for the three months ended December 28, 2019 includes the impact of the Global Intangible Low-Taxed Income ("GILTI"), which imposes U.S. tax on certain foreign subsidiary income in the year it is earned, and Foreign-Derived Intangible Income ("FDII") deduction. Our accounting policy is to treat tax on GILTI as a current period cost included in tax expense in the year incurred.

Note 16 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the three months ended December 28, 2019 are as follows:

	Accumulated foreign currency translation (1)	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 28, 2019	$(129,399)	$(285,734)	$(344)	$(415,477)
Other comprehensive income (loss) before reclassifications	22,026	(1,237)	1,401	22,190
Amounts reclassified from AOCIL	(493)	5,600	1	5,108
Other comprehensive income (loss)	21,533	4,363	1,402	27,298
AOCIL at December 28, 2019	$(107,866)	$(281,371)	$1,058	$(388,179)

(1)	Net gains and losses on net investment hedges are recorded as cumulative translation adjustments in AOCIL to the extent that the instruments are effective in hedging the designated risk.
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended
	Statements of Earnings location	December 28, 2019	December 29, 2018
Retirement liability:
Prior service cost (credit)		$(32)	$(76)
Actuarial losses		7,394	7,629
Reclassification from AOCIL into earnings (2)		7,362	7,553
Tax effect		(1,762)	(1,848)
Net reclassification from AOCIL into earnings		$5,600	$5,705
Derivatives:
Foreign currency contracts	Sales	$2	$(33)
Foreign currency contracts	Cost of sales	40	660
Interest rate swaps	Interest	(41)	(400)
Reclassification from AOCIL into earnings		1	227
Tax effect		—	(57)
Net reclassification from AOCIL into earnings		$1	$170

(2)	The reclassifications are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.
The amounts deferred in AOCIL are as follows:

	Net deferral in AOCIL - effective portion
	Three Months Ended
	December 28, 2019	December 29, 2018
Foreign currency contracts	$1,794	$899
Interest rate swaps	(4)	(235)
Net gain (loss)	1,790	664
Tax effect	(389)	(170)
Net deferral in AOCIL of derivatives	$1,401	$494

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
Note 18 - Earnings per Share and Dividends
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
Basic weighted-average shares outstanding	34,510,851	34,815,255
Dilutive effect of equity-based awards	276,553	310,574
Diluted weighted-average shares outstanding	34,787,404	35,125,829

For the three months ended December 28, 2019 and December 29, 2018, there were 34,635 and 44,465 common shares from equity-based awards, respectively, excluded from the calculation of diluted earnings per share as they would be anti-dilutive.
We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in the first quarters of 2020 and 2019.

Note 19 - Segment Information
Disaggregation of net sales by segment for the three months ended December 28, 2019 and December 29, 2018 are as follows:

	Three Months Ended
Market Type	December 28, 2019	December 29, 2018
Net sales:
Military	$173,694	$146,801
Commercial	166,260	157,244
Aircraft Controls	339,954	304,045
Space	62,740	50,176
Defense	123,500	105,892
Space and Defense Controls	186,240	156,068
Energy	29,939	29,297
Industrial Automation	106,831	109,130
Simulation and Test	28,468	29,050
Medical	63,411	52,086
Industrial Systems	228,649	219,563
Net sales	$754,843	$679,676

	Three Months Ended
Customer Type	December 28, 2019	December 29, 2018
Net sales:
Commercial	$166,260	$157,244
U.S. Government (including OEM)	132,209	117,181
Other	41,485	29,620
Aircraft Controls	339,954	304,045
Commercial	34,152	30,053
U.S. Government (including OEM)	134,687	114,465
Other	17,401	11,550
Space and Defense Controls	186,240	156,068
Commercial	220,519	210,568
U.S. Government (including OEM)	6,421	6,442
Other	1,709	2,553
Industrial Systems	228,649	219,563
Commercial	420,931	397,865
U.S. Government (including OEM)	273,317	238,088
Other	60,595	43,723
Net sales	$754,843	$679,676

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit. Operating profit by segment for the three months ended December 28, 2019 and December 29, 2018 and a reconciliation of segment operating profit to earnings before income taxes are as follows:

	Three Months Ended
	December 28, 2019	December 29, 2018
Operating profit:
Aircraft Controls	$38,592	$33,199
Space and Defense Controls	25,282	18,473
Industrial Systems	26,799	27,705
Total operating profit	90,673	79,377
Deductions from operating profit:
Interest expense	10,232	9,682
Equity-based compensation expense	2,381	2,008
Non-service pension expense	3,601	4,894
Corporate and other expenses, net	7,555	6,310
Earnings before income taxes	$66,904	$56,483

Note 20 - Related Party Transactions
John Scannell, Moog's Chairman of the Board and Director and Chief Executive Officer, is a member of the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which for the three months ended December 28, 2019 and December 29, 2018 totaled $4,574 and $5,289, respectively. At December 28, 2019, we held a $15,000 interest rate swap with M&T Bank and outstanding leases with a total original cost of $25,526. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 9, Indebtedness.
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

We lease certain facilities and equipment under operating lease arrangements. These arrangements may include fair market renewal or purchase options. Rent expense under operating leases amounted to $25,510 at September 28, 2019 and $26,594 at September 29, 2018. As of September 28, 2019, future minimum rental payments required under non-cancellable operating leases are $20,993 in 2020, $19,118 in 2021, $15,636 in 2022, $11,344 in 2023, $7,151 in 2024 and $41,670 thereafter.
We are contingently liable for $35,728 of standby letters of credit issued to third parties on our behalf at December 28, 2019.
Note 22 - Subsequent Event
On January 23, 2020, the Board of Directors declared a $0.25 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on March 2, 2020 to shareholders of record at the close of business on February 14, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 28, 2019. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years and amounts may differ from reported values due to rounding.
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
Under ASC 606, 64% of revenue was recognized over-time for the quarter ended December 28, 2019, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the quarter ended December 28, 2019, 36% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
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
On November 28, 2019, we acquired Gesellschaft für Antriebstechnik mbH and GAT Inc. (GAT), headquartered in Geisenheim, Germany for a purchase price of $54 million, net of acquired cash. GAT designs and manufactures high-end fluid rotating unions and slip rings. This operation is included in our Industrial Systems segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.
In the first quarter of 2020, we sold a non-core business in our Industrial Systems segment for $2 million in net consideration and recorded a minimal gain in other income.
In the first quarter of 2019, we sold a non-core business in our Industrial Systems segment for $4 million in cash and recorded a gain in other income of $3 million.
CRITICAL ACCOUNTING POLICIES

On a regular basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including revenue recognition on long-term contracts, contract reserves, reserves for inventory valuation, reviews for impairment of goodwill, reviews for impairment of long-lived assets, pension assumptions and income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Consolidated Condensed Financial Statements included in Item 1, Financial Statements of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates ("ASU").

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
(dollars and shares in millions, except per share data)	December 28, 2019	December 29, 2018	$ Variance	% Variance
Net sales	$755	$680	$75	11%
Gross margin	28.0%	29.4%
Research and development expenses	$28	$32	$(4)	(12%)
Selling, general and administrative expenses as a percentage of sales	13.0%	14.2%
Interest expense	$10	$10	$1	6%
Other	$8	$5	$2	47%
Effective tax rate	25.2%	24.3%
Net earnings	$50	$43	$7	17%
Diluted earnings per share	$1.44	$1.22	$0.22	18%
Total backlog	$2,430	$2,100	$330	16%
Twelve-month backlog	$1,670	$1,400	$270	19%
Net sales increased in all three of our segments in the first quarter of 2020 compared to the first quarter of 2019. The sales growth was driven by higher military sales in our Aircraft Controls and Space and Defense Controls segments, increased commercial aircraft sales and improved medical application sales in our Industrial Systems segment.
Gross margin decreased in the first quarter of 2020 compared to the first quarter of 2019. Gross margin declined in Industrial Systems, driven by less favorable sales mix. Partially offsetting the decline was improved sales volume in Space and Defense Controls.
Research and development expenses declined in the first quarter of 2020 compared to the same period of 2019. Lower activity across our major commercial OEM programs in Aircraft Controls reduced expenses $2 million, while lower activity in Industrial Systems reduced expenses $1 million.
Selling, general and administrative expenses as a percentage of sales decreased in all of our segments in the first quarter of 2020 compared to the first quarter of 2019. Within Industrial Systems, we had lower selling expense due to our decision to exit the wind pitch controls business, and within Space and Defense Controls, the incremental sales growth offset minimal growth in expenses.
Other expense in the first quarter of 2020 includes a $4 million call premium as we redeemed our $300 million aggregate principal 5.25% senior notes. Other expense in the first quarter of 2019 includes a $3 million gain on the sale of a non-core business in Industrial Systems.
Our effective tax rate in the first quarter of 2020 is higher than our effective tax rate in the first quarter of 2019. In the first quarter of 2019, we benefited from utilizing tax loss carryforwards associated with the non-core business sale in Industrial Systems.
Other comprehensive gain in 2020 includes $22 million of foreign currency translation gain, whereas other comprehensive income loss in 2019 includes $9 million of negative foreign currency translation adjustments. The change in foreign currency translation in 2020 compared to 2019 was primarily attributable to the appreciation of the the British Pound and the Euro relative to the U.S. Dollar.
The change in twelve-month backlog at December 28, 2019 compared to December 29, 2018 was driven by our aerospace and defense business. Within Aircraft Controls, backlog increased due to the timing of F-35 and Boeing 787 orders, as well as higher military aftermarket orders. Within Space and Defense Controls, backlog increased supporting the expected incremental sales for launch vehicles and for defense components. However, twelve-month backlog declined slightly within Industrial Systems, as lower industrial automation orders, driven by the slowdown in global capital investments, were mostly offset by higher orders for our medical products.

SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note 19 of the Notes to Consolidated Condensed Financial Statements included in this report.
Aircraft Controls

	Three Months Ended
(dollars in millions)	December 28, 2019	December 29, 2018	$ Variance	% Variance
Net sales - military aircraft	$174	$147	$27	18%
Net sales - commercial aircraft	166	157	9	6%
	$340	$304	$36	12%
Operating profit	$39	$33	$5	16%
Operating margin	11.4%	10.9%
The increase in Aircraft Controls' net sales in 2020 was driven by increases in our military OEM and aftermarket programs, as well as our commercial OEM programs.
In 2020 compared to 2019, military OEM sales increased $19 million and military aftermarket sales increased $8 million. Within military OEM programs, sales for foreign military programs increased $13 million due to the timing of orders. Also, higher activity on funded development military programs increased sales $3 million. The increase in military aftermarket sales was driven by $5 million of higher F-35 spares orders. Also in 2020 compared to 2019, commercial OEM sales increased $10 million. Sales for Boeing programs increased $8 million, as favorable order timing increased sales for both the 787 and legacy programs. Sales for Airbus programs increased $5 million, driven primarily by higher sales for the A350. Partially offsetting these increases was a $2 million decline for business jets, as the prior year's high order volumes for Gulfstream did not repeat.
Operating margin increased in 2020 compared to 2019. Incremental margin from higher foreign military sales and $2 million of lower research and development expenses across our major OEM programs helped to increase operating margin.

Space and Defense Controls

	Three Months Ended
(dollars in millions)	December 28, 2019	December 29, 2018	$ Variance	% Variance
Net sales	$186	$156	$30	19%
Operating profit	$25	$18	$7	37%
Operating margin	13.6%	11.8%
Space and Defense Controls' net sales growth was driven by both of our defense and our space markets in 2020.
In the first quarter of 2020 compared to the first quarter of 2019, sales in our defense market increased $18 million across all of our major programs. Defense sales for missile applications increased $5 million due to higher volumes on both legacy and funded development programs. Additionally, sales increased $5 million across a variety of our defense components programs driven by higher levels of defense spending. Sales increased $5 million for defense vehicle controls as we had higher activity for European defense vehicles. Also in the first quarter of 2020 compared to the first quarter 2019, sales increased $13 million in our space market. Sales for launch vehicles increased $8 million driven mostly by higher amounts of development work and higher NASA activity. Sales also increased $3 million for satellite controls, due mostly to higher space avionics activity.
Operating margin increased in the first quarter of 2020 compared to first quarter of 2019 due primarily to higher sales volumes for our defense and our components products. Also, the sales growth contributed to incremental margins beyond our selling and administrative expenses.

Industrial Systems

	Three Months Ended
(dollars in millions)	December 28, 2019	December 29, 2018	$ Variance	% Variance
Net sales	$229	$220	$9	4%
Operating profit	$27	$28	$(1)	(3%)
Operating margin	11.7%	12.6%
Industrial Systems' net sales growth in 2020 was driven by higher sales for our medical application products.
In the first quarter of 2020 compared to the first quarter of 2019, sales in our medical market increased $11 million. Sales for medical devices increased $9 million as we had higher demand for our enteral and IV products. Also, sales for our medical components products, including medical imaging, increased $2 million. Partially offsetting these sales increases was a $2 million decline in our industrial automation market. The continued slowdown of capital investments in the European economy reduced orders for our general automation components.
Operating margin decreased in the first quarter of 2020 due to the absence of a $3 million gain on the sale of a non-core business we recorded in the first quarter of 2019. Lower expenses, including lower selling, general and administrative expenses and lower research and development expenses helped to improve operating profit in the first quarter of 2020 compared to the first quarter of 2019.

CONSOLIDATED AND SEGMENT OUTLOOK

			2020 vs. 2019
(dollars in millions, except per share data )	2020 Outlook	2019	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,325	$1,303	$22	2%
Space and Defense Controls	770	683	87	13%
Industrial Systems	950	918	32	3%
	$3,045	$2,905	$140	5%
Operating profit:
Aircraft Controls	$140	$123	$17	14%
Space and Defense Controls	100	89	11	12%
Industrial Systems	105	109	(4)	(4%)
	$345	$321	$24	7%
Operating margin:
Aircraft Controls	10.5%	9.4%
Space and Defense Controls	13.0%	13.0%
Industrial Systems	11.1%	11.9%
	11.3%	11.1%

Net earnings	$190	$175	$16	9%
Diluted earnings per share	$ 5.30 - $5.70	$4.96	$0.54	11%
2020 Outlook – We expect higher defense sales in both Space and Defense Controls and in Aircraft Controls to drive the increased sales compared to 2019. We also expect increased space sales due to higher amounts of launch vehicle program activity. In Industrial Systems, we expect acquired sales and higher medical application orders to also increase sales compared to 2019. However, within commercial aircraft programs, we expect slightly lower sales. We expect operating margin will increase due to operational improvements within Aircraft Controls. Net earnings in 2020 will benefit from the incremental operating margin and from lower non-operating expenses, but both will be somewhat offset by a higher effective tax rate. We expect diluted earnings per share will range between $5.30 and $5.70, with a midpoint of $5.50.
2020 Outlook for Aircraft Controls – We expect 2020 sales in Aircraft Controls will increase due to higher amounts of military aircraft sales for both OEM and aftermarket programs, primarily related to the F-35 program. However, moderating the military growth is an expected wind down of the legacy Boeing 777 program, as well as lower activity for the Airbus A350 within commercial OEM. We expect operating margin will increase in 2020 due to operational improvements and due to the absence of the 2019 supplier quality charge.
2020 Outlook for Space and Defense Controls – We expect 2020 sales in Space and Defense Controls will increase in both of our markets. Within our defense market, we expect higher sales across all of our programs, driven by higher volumes for our existing and new product offerings. We expect sales in our space market to increase as well, driven by higher amounts of NASA and funded development work, as well as increased bookings for avionics products. We expect operating margin will remain level with 2019 as the incremental margin from the higher sales volume is offset by higher amounts of lower-margin development work.
2020 Outlook for Industrial Systems – We expect 2020 sales in Industrial Systems will increase due to the acquisition of GAT and due to higher orders for our medical devices products. Partially offsetting the increases is an expected decline of our industrial automation product sales, excluding the GAT acquisition, due to slowing global capital investments. We expect operating margin will decline acquired sales from GAT with no incremental margin contribution and due to the absence of last year's gain on the sale of a non-core business.

FINANCIAL CONDITION AND LIQUIDITY

	Three Months Ended
(dollars in millions)	December 28, 2019	December 29, 2018	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$42	$64	$(22)	(34%)
Investing activities	(85)	(22)	(63)	293%
Financing activities	76	(59)	136	(229%)
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At December 28, 2019, our cash balances were $127 million, which was primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments.
Operating activities
Net cash provided by operating activities decreased in the first quarter of 2020 compared to the first quarter of 2019. In the first quarter of 2020, accounts receivable activity used $27 million more cash, driven primarily by customer activity within our Space and Defense Controls segment. Also, we had $16 million more use of cash in accounts payable, due to the timing of vendor receipts. Partially offsetting these increases was $11 million of lower inventory levels, primarily in Industrial Systems and Space and Defense Controls. Additionally, we had $9 million of higher customer advances across both Aircraft Controls and Space and Defense Controls.
Investing activities
Net cash used by investing activities in the first quarter of 2020 included $54 million for our acquisition of GAT and $27 million for capital expenditures.
Net cash used by investing activities in the first quarter 2019 included $24 million for capital expenditures.
We expect our 2020 capital expenditures to be $120 million, due to facilities and information system investments supporting the increased production, as well as machinery and test equipment to improve our operational efficiencies.
Financing activities
Net cash provided by financing activities in the first quarter of 2020 included the net proceeds of issuing our $500 million aggregate principal 4.25% senior notes, which were used to repay a portion of our outstanding borrowings. Additionally, financing activities in the first quarter of 2020 included $57 million to fund our stock repurchase program, and $9 million of cash dividends.
Net cash used by financing activities in first quarter of 2019 included $46 million of net payments on our credit facilities and $9 million of cash dividends.
Off Balance Sheet Arrangements
We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our 2019 Annual Report on Form 10-K.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including for acquisitions. From time to time, we also sell debt and equity securities to fund acquisitions or take advantage of favorable market conditions.
On October 15, 2019, we amended and restated our U.S. revolving credit facility, which matures on October 15, 2024. Our U.S. revolving credit facility has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $50 million at December 28, 2019. The weighted-average interest rate on primarily all of the outstanding credit facility borrowings was 3.25% and is principally based on LIBOR plus the applicable margin, which was 1.50% at December 28, 2019. The credit facility is secured by substantially all of our U.S. assets.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on July 26, 2022. Interest was 3.87% as of December 28, 2019 and is based on LIBOR plus a margin of 2.13%. As of December 28, 2019, there was $7 million of outstanding borrowings.
On December 13, 2019, we completed the sale of $500 million aggregate principal amount of 4.25% senior notes due December 15, 2027 with interest paid semiannually on June 15 and December 15 of each year, which will commence on June 15, 2020. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. The aggregate net proceeds of $493 million were used to repay indebtedness under our U.S. bank facility, thereby increasing the unused portion of our U.S. revolving credit facility.
On December 13, 2019, we issued a notice of redemption to the holders of our 5.25% senior notes due on December 1, 2022, to redeem and retire all of the outstanding notes. The notes were redeemed on January 13, 2020 at 101.313%, pursuant to an early redemption right. We redeemed the aggregate principal amount of $300 million using proceeds drawn from our U.S. revolving credit facility. The associated loss on the redemption includes $4 million of call premium paid to external bondholders. We had a total outstanding balance on our senior notes of $800 million at December 28, 2019.
We have a trade receivables securitization facility (the "Securitization Program"), which was extended on October 16, 2019 and matures on October 29, 2021. The Securitization Program provides up to $130 million of borrowing capacity and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. We had an outstanding balance of $130 million at December 28, 2019. The Securitization Program has a minimum borrowing requirement, which was $104 million at December 28, 2019. Interest on the secured borrowings under the Securitization Program was 2.62% at December 28, 2019 and is based on 30-day LIBOR plus an applicable margin.
At December 28, 2019, our leverage ratio covenant limits our unused borrowing capacity to $631 million as of December 28, 2019.
Net debt to capitalization was 39% at December 28, 2019 and 36% at September 28, 2019. The increase in net debt to capitalization is primarily due to our share repurchases and our net earnings.

We believe that our cash on hand, cash flows from operations and available borrowings under short and long-term arrangements will continue to be sufficient to meet our operating needs.
We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in the first quarter of 2020.
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases that includes both Class A and Class B common stock, and allows us to buy up to an aggregate 13 million common shares. Under this program, we have purchased approximately 10.6 million shares for $732 million as of December 28, 2019.

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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-fifth of our 2019 sales were denominated in foreign currencies. During the first three months of 2020, average foreign currency rates generally weakened against the U.S. dollar compared to 2019. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $2 million compared to the same period one year ago.

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

•	the loss of The Boeing Company as a customer or a significant reduction in sales to The Boeing Company could adversely impact our operating results;

•	our new product research and development efforts may not be successful which could reduce our sales and earnings;

•	our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete;

•	our business operations may be adversely affected by information systems interruptions, intrusions or new software implementations;

•	our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility;

•	the potential phase out of LIBOR may negatively impact our debt agreements and financial position, results of operations and liquidity;

•	significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could adversely affect our earnings and equity;

•	a write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth;

•	our sales and earnings may be affected if we cannot identify, acquire or integrate strategic acquisitions, or if we engage in divesting activities;

•	our operations in foreign countries expose us to political and currency risks and adverse changes in local legal and regulatory environments;

•	unforeseen exposure to additional income tax liabilities may affect our operating results;

•	government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business;

•	governmental regulations and customer demands related to conflict minerals may adversely impact our operating results;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 28, 2019 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
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

PART II OTHER INFORMATION

Item 1A. Risk Factors.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 28, 2019 for a complete discussion of our risk factors. There have been no material changes in the current year regarding our risk factors, other than the addition of the following:
The potential phase out of LIBOR may negatively impact our debt agreements and financial position, results of operations and liquidity. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established or whether different benchmark rates used to price indebtedness will develop. If LIBOR ceases to exist, we may need to renegotiate our debt agreements that extend beyond 2021 that utilize LIBOR as a factor in determining the interest rate, which may negatively impact the terms of such indebtedness. In addition, the overall financial markets may be disrupted as a result of the phase out or replacement of LIBOR. Disruption in the financial markets could have an adverse effect on our financial position, results of operations, and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended December 28, 2019.

Period	(a) Total Number of Shares Purchased (1)(2)(3)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
September 29, 2019 - November 2, 2019	42,471	$79.85	33,967	3,013,340
November 3, 2019 - November 30, 2019	245,155	87.93	228,710	2,784,630
December 1, 2019 - December 28, 2019	419,756	87.92	406,269	2,378,361
Total	707,382	$87.44	668,946	2,378,361

(1)
Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") and the Employee Stock Purchase Plan (ESPP) at average prices as follows: 8,504 shares at $81.09 per share during October; 6,852 shares at $88.03 per share during November and 13,240 shares at $86.65 per share during December.

(2)
In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In November, we accepted delivery of 9,593 Class B shares at $85.95 per share and in December we accepted delivery of 247 Class A shares at $89.70 per share, in connection with the exercise of equity-based awards.

(3)
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases up to an aggregate 13 million common shares. The program permits the purchase of shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In October, we purchased 33,880 Class A shares at an average price of $79.53 per share and 87 Class B shares at an average price of $83.74 per share. In November, we purchased 228,710 Class A shares at an average price of $88.01 per share, and in December, we purchased 406,269 Class A shares at an average price of $87.96 per share.

Item 6. Exhibits.

(a)	Exhibits
	18	Preferability Letter of Independent Registered Public Accounting Firm dated January 24, 2020.
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	XBRL Taxonomy Extension Schema Document

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document
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

Moog Inc.

(Registrant)

Date:	January 24, 2020	By	/s/ John R. Scannell
John R. Scannell
Chairman of the Board and Director Chief Executive Officer (Principal Executive Officer)

Date:	January 24, 2020	By	/s/ Jennifer Walter
Jennifer Walter
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	January 24, 2020	By	/s/ Michael J. Swope
Michael J. Swope
Controller (Principal Accounting Officer)