Form 10-Q
period 2020-06-27
MOOG INC.
filed 2020-08-05
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The number of shares outstanding of each class of common stock as of July 31, 2020 was:
Class A common stock, 30,003,471 shares
Class B common stock, 2,714,386 shares

Moog Inc.
QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data)	June 27, 2020	June 29, 2019 (1)	June 27, 2020	June 29, 2019 (1)
Net sales	$657,539	$740,969	$2,177,659	$2,139,456
Cost of sales	486,760	529,050	1,587,569	1,530,634
Inventory write-down	19,271	—	19,271	—
Gross profit	151,508	211,919	570,819	608,822
Research and development	27,407	31,298	82,303	94,518
Selling, general and administrative	96,899	103,655	302,517	299,841
Interest	9,440	9,780	29,923	29,401
Long-lived asset impairment	31,871	—	31,871	—
Restructuring	4,830	—	4,830	—
Other	4,415	7,168	14,294	14,645
Earnings (loss) before income taxes	(23,354)	60,018	105,081	170,417
Income taxes (benefit)	(10,764)	13,853	17,899	40,424
Net earnings (loss)	$(12,590)	$46,165	$87,182	$129,993

Net earnings (loss) per share
Basic	$(0.39)	$1.32	$2.60	$3.73
Diluted	$(0.39)	$1.31	$2.59	$3.69

Dividends declared per share	$—	$0.25	$0.50	$0.75

Average common shares outstanding
Basic	32,601,481	34,904,487	33,515,584	34,869,021
Diluted	32,601,481	35,239,834	33,722,723	35,202,519
See accompanying Notes to Consolidated Condensed Financial Statements. (1) As adjusted, see Note 1 - Basis of Presentation.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 27, 2020	June 29, 2019 (1)	June 27, 2020	June 29, 2019 (1)
Net earnings (loss)	$(12,590)	$46,165	$87,182	$129,993
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,032	(996)	147	(9,277)
Retirement liability adjustment	5,922	5,564	16,401	17,660
Change in accumulated income (loss) on derivatives	557	559	796	1,144
Other comprehensive income (loss), net of tax	8,511	5,127	17,344	9,527
Comprehensive income (loss)	$(4,079)	$51,292	$104,526	$139,520
See accompanying Notes to Consolidated Condensed Financial Statements. (1) As adjusted, see Note 1 - Basis of Presentation.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	June 27, 2020	September 28, 2019 (1)
ASSETS
Current assets
Cash and cash equivalents	$102,323	$89,702
Restricted cash	3,286	2,846
Receivables	896,658	954,355
Inventories, net	609,189	534,974
Prepaid expenses and other current assets	48,407	47,096
Total current assets	1,659,863	1,628,973
Property, plant and equipment, net	592,336	586,767
Operating lease right-of-use assets	61,833	—
Goodwill	811,851	784,240
Intangible assets, net	91,368	79,646
Deferred income taxes	19,183	19,992
Other assets	15,915	14,619
Total assets	$3,252,349	$3,114,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$478	$249
Accounts payable	174,496	257,677
Accrued compensation	120,906	143,765
Contract advances	209,368	137,242
Accrued liabilities and other	212,061	188,725
Total current liabilities	717,309	727,658
Long-term debt, excluding current installments	987,704	832,984
Long-term pension and retirement obligations	164,341	160,034
Deferred income taxes	41,742	40,528
Other long-term liabilities	95,492	30,552
Total liabilities	2,006,588	1,791,756
Shareholders’ equity
Common stock - Class A	43,799	43,795
Common stock - Class B	7,481	7,485
Additional paid-in capital	462,286	510,546
Retained earnings	2,198,872	2,128,739
Treasury shares	(957,082)	(769,569)
Stock Employee Compensation Trust	(61,807)	(111,492)
Supplemental Retirement Plan Trust	(49,655)	(71,546)
Accumulated other comprehensive loss	(398,133)	(415,477)
Total shareholders’ equity	1,245,761	1,322,481
Total liabilities and shareholders’ equity	$3,252,349	$3,114,237
See accompanying Notes to Consolidated Condensed Financial Statements. (1) As adjusted, see Note 1 - Basis of Presentation.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	June 27, 2020 (1)	June 29, 2019 (1)	June 27, 2020 (1)	June 29, 2019 (1)
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	449,720	510,538	510,546	502,257
Issuance of treasury shares	—	(1,186)	3,767	(116)
Equity-based compensation expense	1,390	1,439	4,661	5,130
Adjustment to market - SECT, SERP and other	11,176	15,171	(56,688)	18,691
End of period	462,286	525,962	462,286	525,962
RETAINED EARNINGS
Beginning of period	2,211,462	2,055,446	2,128,739	1,974,125
Net earnings (loss)	(12,590)	46,165	87,182	129,993
Dividends	—	(8,726)	(17,049)	(26,156)
Adoption of ASC 606	—	—	—	14,923
End of period	2,198,872	2,092,885	2,198,872	2,092,885
TREASURY SHARES AT COST
Beginning of period	(957,082)	(749,845)	(769,569)	(738,494)
Class A and B shares issued related to compensation	—	1,186	4,448	6,154
Class A and B shares purchased	—	(1,667)	(191,961)	(17,986)
End of period	(957,082)	(750,326)	(957,082)	(750,326)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(60,386)	(109,506)	(111,492)	(118,449)
Issuance of shares	2,804	557	21,129	18,236
Purchase of shares	(32)	(5,973)	(6,241)	(13,327)
Adjustment to market	(4,193)	(9,206)	34,797	(10,588)
End of period	(61,807)	(124,128)	(61,807)	(124,128)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(42,672)	(75,079)	(71,546)	(72,941)
Issuance of shares	—	4,293	—	4,293
Adjustment to market	(6,983)	(5,965)	21,891	(8,103)
End of period	(49,655)	(76,751)	(49,655)	(76,751)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(406,644)	(368,392)	(415,477)	(372,792)
Other comprehensive income (loss)	8,511	5,127	17,344	9,527
End of period	(398,133)	(363,265)	(398,133)	(363,265)
TOTAL SHAREHOLDERS’ EQUITY	$1,245,761	$1,355,657	$1,245,761	$1,355,657
See accompanying Notes to Consolidated Condensed Financial Statements. (1) As adjusted, see Note 1 - Basis of Presentation.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Nine Months Ended
(share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
COMMON STOCK - CLASS A
Beginning of period	43,799,229	43,785,435	43,794,935	43,784,489
Conversion of Class B to Class A	—	3,612	4,294	4,558
End of period	43,799,229	43,789,047	43,799,229	43,789,047
COMMON STOCK - CLASS B
Beginning of period	7,480,484	7,494,278	7,484,778	7,495,224
Conversion of Class B to Class A	—	(3,612)	(4,294)	(4,558)
End of period	7,480,484	7,490,666	7,480,484	7,490,666
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(13,370,610)	(10,882,780)	(11,101,512)	(10,872,575)
Class A shares issued related to compensation	—	31,369	17,599	103,232
Class A shares purchased	—	(13,430)	(2,286,697)	(95,498)
End of period	(13,370,610)	(10,864,841)	(13,370,610)	(10,864,841)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(3,344,877)	(3,347,250)	(3,345,489)	(3,323,996)
Class B shares issued related to compensation	—	6,136	138,784	104,465
Class B shares purchased	—	(4,000)	(138,172)	(125,583)
End of period	(3,344,877)	(3,345,114)	(3,344,877)	(3,345,114)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(734,606)	(846,527)	(886,300)	(983,772)
Issuance of shares	50,321	6,490	271,577	227,816
Purchase of shares	(615)	(67,712)	(70,177)	(151,793)
End of period	(684,900)	(907,749)	(684,900)	(907,749)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	June 27, 2020	June 29, 2019 (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$87,182	$129,993
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	55,859	53,744
Amortization	9,847	10,364
Deferred income taxes	(10,766)	3,764
Equity-based compensation expense	4,661	5,130
Impairment of long-lived assets and inventory write-down	51,142	—
Other	6,831	2,550
Changes in assets and liabilities providing (using) cash:
Receivables	63,272	(47,966)
Inventories	(86,526)	(68,519)
Accounts payable	(85,136)	19,076
Contract advances	73,040	(4,670)
Accrued expenses	1,827	(410)
Accrued income taxes	(23,487)	(5,564)
Net pension and post retirement liabilities	24,706	24,386
Other assets and liabilities	15,395	7,217
Net cash provided by operating activities	187,847	129,095
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(54,265)	—
Purchase of property, plant and equipment	(70,423)	(91,083)
Other investing transactions	(3,429)	2,518
Net cash used by investing activities	(128,117)	(88,565)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term repayments	—	(3,560)
Proceeds from revolving lines of credit	977,850	570,200
Payments on revolving lines of credit	(968,459)	(604,513)
Proceeds from long-term debt	6,935	—
Payments on long-term debt	(52,253)	(255)
Proceeds from senior notes, net of issuance costs	491,769	—
Payments on senior notes	(300,000)	—
Payments on finance lease obligations	(730)	—
Payment of dividends	(17,049)	(26,156)
Proceeds from sale of treasury stock	3,199	2,443
Purchase of outstanding shares for treasury	(191,961)	(17,986)
Proceeds from sale of stock held by SECT	17,082	10,036
Purchase of stock held by SECT	(6,241)	(13,327)
Proceeds from sale of SERP stock	—	4,293
Other financing transactions	(5,879)	—
Net cash used by financing activities	(45,737)	(78,825)
Effect of exchange rate changes on cash	(932)	(366)
Increase (decrease) in cash, cash equivalents and restricted cash	13,061	(38,661)
Cash, cash equivalents and restricted cash at beginning of period	92,548	127,706
Cash, cash equivalents and restricted cash at end of period	$105,609	$89,045

SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$9,063	$11,795
Equipment acquired through lease financing	16,192	148
See accompanying Notes to Consolidated Condensed Financial Statements. (1) As adjusted, see Note 1 - Basis of Presentation.

Notes to Consolidated Condensed Financial Statements
Nine Months Ended June 27, 2020
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended June 27, 2020 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 28, 2019. All references to years in these financial statements are to fiscal years.
COVID-19 Impacts On Our Business
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. In response, we established two clear priorities; first, the health and safety of our employees and their families and, second, continuing to meet the needs of our customers and secure the financial well-being of the Company by implementing short-term actions to maintain liquidity. While substantially all of our operations and production activities have, to-date, remained operational as many are considered essential and exempt from closure directives. The pandemic did have a material impact on our financial statements for the three and nine months ended June 27, 2020. We recorded impairment charges on long-lived assets and recorded inventory reserves for businesses impacted by lower sales. We continue to monitor the impacts of COVID-19 on the fair value of assets. While we do not currently anticipate any additional material impairments on assets as a result of COVID-19, future changes in sales, earnings and cash flows related to long-lived assets to be held and used and goodwill could cause these assets to become impaired. COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Impairment of Long-Lived Assets
Long-lived assets, including acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows, or with another comparable method.
In 2020, we recorded impairment charges on long-lived assets primarily in our Aircraft Controls segment. These charges relate to property, plant and equipment, right-of-use assets and intangible assets that experienced a significant decline in value due to economic impacts of the COVID-19 pandemic. These charges are included in long-lived asset impairment in the Consolidated Statement of Earnings (Loss).
See Note 6 - Property, Plant and Equipment, Note 7 - Leases, Note 8 - Goodwill and Intangible Assets and Note 12 - Fair Value for additional disclosures relating to impairment charges recorded.
Reclassifications
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

We adopted this standard using the modified retrospective method, without adjusting prior comparative periods. We recorded a initial right-of-use (ROU) assets of $70,806 and lease liabilities of $74,456, which included reclassifying deferred rent as a component of the ROU asset on the Consolidated Condensed Balance Sheets. There were no material changes to our Consolidated Condensed Statements of Earnings (Loss) or Consolidated Condensed Statements of Cash Flows. We have completed the necessary changes to our financial statements and related disclosures, internal controls, financial policies and information systems. See Note 7 - Leases, for additional disclosure.

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
The change in accounting principle requires retrospective application and prospective disclosure. The tables below represent the impact of this change on the Consolidated Condensed Statements of Earnings (Loss) and the Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended June 27, 2020, the Consolidated Condensed Balance Sheets for the period ended June 27, 2020, the Consolidated Condensed Statements of Earnings (Loss) and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 29, 2019 and the Consolidated Condensed Balance Sheets for the periods ended June 29, 2019, September 28, 2019 and September 29, 2018, respectively. The change in accounting principle had no impact on the Consolidated Condensed Statements of Cash Flows for these periods.

The tables below represent the impact of the change in accounting principle on the Consolidated Condensed Statements of Earnings (Loss) and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 27, 2020.

	Three Months Ended			Nine Months Ended
	As Reported (With Change), June 27, 2020	Impact of Change	Without Change, June 27, 2020	As Reported (With Change), June 27, 2020	Impact of Change	Without Change, June 27, 2020
Other	$4,415	$2,876	$7,291	$14,294	$8,627	$22,921
Earnings (loss) before income taxes	(23,354)	(2,876)	(26,230)	105,081	(8,627)	96,454
Income taxes (benefit)	(10,764)	(679)	(11,443)	17,899	(2,036)	15,863
Net earnings (loss)	$(12,590)	$(2,197)	$(14,787)	$87,182	$(6,591)	$80,591

Net earnings (loss) per share
Basic	$(0.39)	$(0.07)	$(0.46)	$2.60	$(0.20)	$2.40
Diluted	$(0.39)	$(0.07)	$(0.46)	$2.59	$(0.20)	$2.39

Retirement liability adjustment	$5,922	$2,197	$8,119	$16,401	$6,591	$22,992
Other comprehensive income (loss), net of tax	$8,511	$2,197	$10,708	$17,344	$6,591	$23,935
Comprehensive income (loss)	$(4,079)	$—	$(4,079)	$104,526	$—	$104,526

The table below represents the impact of the change in accounting principle on the Consolidated Condensed Balance Sheet as of June 27, 2020.

	As Reported (With Change), June 27, 2020	Impact of Change	Without Change, June 27, 2020
Shareholders’ equity
Retained earnings	$2,198,872	$(2,002)	$2,196,870
Accumulated other comprehensive income (loss)	(398,133)	2,002	(396,131)
Total shareholders’ equity	$1,245,761	$—	$1,245,761

The tables below represent the impact of the change in accounting principle on the Consolidated Condensed Statements of Earnings (Loss) and the Consolidated Condensed Statements of Comprehensive Income (Loss) for the three and nine months ended June 29, 2019.

	Three Months Ended			Nine Months Ended
	As Previously Reported, June 29, 2019	Impact of Change	As Reported (With Change), June 29, 2019	As Previously Reported, June 29, 2019	Impact of Change	As Reported (With Change), June 29, 2019
Other	$5,466	$1,702	$7,168	$9,540	$5,105	$14,645
Earnings (loss) before income taxes	61,720	(1,702)	60,018	175,522	(5,105)	170,417
Income taxes (benefit)	14,255	(402)	13,853	41,629	(1,205)	40,424
Net earnings (loss)	$47,465	$(1,300)	$46,165	$133,893	$(3,900)	$129,993

Net earnings (loss) per share
Basic	$1.36	$(0.04)	$1.32	$3.84	$(0.11)	$3.73
Diluted	$1.35	$(0.04)	$1.31	$3.80	$(0.11)	$3.69

Retirement liability adjustment	$4,264	$1,300	$5,564	$13,760	$3,900	$17,660
Other comprehensive income (loss), net of tax	$3,827	$1,300	$5,127	$5,627	$3,900	$9,527
Comprehensive income	$51,292	$—	$51,292	$139,520	$—	$139,520

The table below represents the impact of the change in accounting principle on the Consolidated Condensed Balance Sheet as of June 29, 2019.

	As Previously Reported, June 29, 2019	Impact of Change	As Reported (With Change), June 29, 2019
Shareholders’ equity
Retained earnings (loss)	$2,096,174	$(3,289)	$2,092,885
Accumulated other comprehensive income (loss)	(366,554)	3,289	(363,265)
Total shareholders’ equity	$1,355,657	$—	$1,355,657

The table below represents the impact of the change in accounting principle on the Consolidated Condensed Balance Sheet as of September 28, 2019.

	As Previously Reported, September 28, 2019	Impact of Change	As Reported (With Change), September 28, 2019
Shareholders’ equity
Retained earnings (loss)	$2,133,328	$(4,589)	$2,128,739
Accumulated other comprehensive income (loss)	(420,066)	4,589	(415,477)
Total shareholders’ equity	$1,322,481	$—	$1,322,481

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

Under ASC 606, revenue recognized over time using an input method that uses costs incurred to date to measure progress toward completion ("cost-to-cost") for the three and nine months ended June 27, 2020 was 66% and 65%, respectively. The over time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls as the assets are being created or enhanced. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date. Our over-time contracts are primarily firm fixed price.

Revenue is recognized on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and nine months ended June 27, 2020 we recognized lower revenues of $6,023 and higher revenues of $3,655, respectively for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. For the three and nine months ended June 29, 2019 we recognized higher revenues of $3,898 and $14,336, respectively for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and nine months ended June 27, 2020.

As of June 27, 2020, we had contract reserves of $67,384. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

Revenue recognized at the point in time control was transferred to the customer was 34% and 35%, respectively for the three and nine months ended June 27, 2020. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606 - the entity has a present right to payment; the customer has legal title; the customer has physical possession; the customer has the significant risks and rewards of ownership; and the customer has accepted the asset. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized. Inventory costs include all product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations. Shipping and handling costs are considered costs to fulfill a contract and not considered performance obligations. They are included in cost of sales as incurred.
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
Total contract assets and contract liabilities are as follows:

	June 27, 2020	September 28, 2019
Unbilled receivables	$506,429	$468,824
Contract advances	209,368	137,242
Net contract assets	$297,061	$331,582

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the three and nine months ended June 27, 2020, we recognized $10,016 and $71,556 of revenue, respectively, that was included in the contract liability balance at the beginning of the period.
Remaining Performance Obligations
As of June 27, 2020, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied), also known as backlog, was approximately $2,522,000. We expect to recognize approximately 66% of that amount as sales over the next twelve months and the balance thereafter.

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

Note 4 - Receivables
Receivables consist of:

	June 27, 2020	September 28, 2019
Accounts receivable	$388,525	$477,154
Unbilled receivables	506,429	468,824
Other	7,550	13,779
Less allowance for doubtful accounts	(5,846)	(5,402)
Receivables	$896,658	$954,355

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
Note 5 - Inventories
Inventories, net of reserves, consist of:

	June 27, 2020	September 28, 2019
Raw materials and purchased parts	$209,520	$189,875
Work in progress	341,673	276,538
Finished goods	57,996	68,561
Inventories	$609,189	$534,974

There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of June 27, 2020 and September 28, 2019.
Net inventory disclosed above reflects non-cash inventory reserves totaling $19,271 as of June 27, 2020 due to the impact of the COVID-19 pandemic on the Company.

Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	June 27, 2020	September 28, 2019
Land	$36,802	$33,111
Buildings and improvements	477,527	469,867
Machinery and equipment	798,303	775,378
Computer equipment and software	156,932	137,221
Property, plant and equipment, at cost	1,469,564	1,415,577
Less accumulated depreciation and amortization	(877,228)	(828,810)
Property, plant and equipment, net	$592,336	$586,767

The property, plant and equipment cost in the disclosures above reflect a write down of both owned and finance lease ROU assets totaling $25,613 as of June 27, 2020, based on expected cash flows over the remaining life of the assets in relation to the impairment taken by the Company associated with the COVID-19 pandemic.
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

Our lease ROU assets represent our right to use an underlying asset for the lease term and our lease liabilities represent our obligation to make lease payments. Operating lease ROU assets are included in Operating lease right-of-use assets and operating lease liabilities are included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Condensed Balance Sheets. Finance lease ROU assets are included in Property, plant and equipment and finance lease liabilities are included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Condensed Balance Sheets. Operating lease cost is included in Cost of sales and Selling, general and administrative on the Consolidated Condensed Statements of Earnings (Loss). Finance lease cost is included in Cost of sales, Selling, general and administrative and Interest on the Consolidated Condensed Statements of Earnings (Loss).

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

The components of lease expense were as follows:

	Three Months Ended June 27, 2020	Nine Months Ended June 27, 2020

Operating lease cost	$8,456	$20,572

Finance lease cost:
Amortization of right-of-use assets	$365	$777
Interest on lease liabilities	114	242
Total finance lease cost	$479	$1,019

Supplemental cash flow information related to leases was as follows:

Nine Months Ended June 27, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$19,830
Operating cash flow for finance leases	242
Financing cash flow for finance leases	730
Assets obtained in exchange for lease obligations:
Operating leases	9,629
Finance leases	6,563

Supplemental balance sheet information related to leases was as follows:

June 27, 2020
Operating Leases
Operating lease right-of-use assets	$61,833

Accrued liabilities and other	$13,890
Other long-term liabilities	52,893
Total operating lease liabilities	$66,783

Finance Leases
Property, plant, and equipment, at cost	$9,237
Accumulated depreciation	(1,095)
Property, plant, and equipment, net	$8,142

Accrued liabilities and other	$1,609
Other long-term liabilities	7,731
Total finance lease liabilities	$9,340

Weighted average remaining lease term in years
Operating leases	7.3
Finance leases	15.0

Weighted average discount rate
Operating leases	4.7%
Finance leases	4.8%

Maturities of lease liabilities were as follows:

	June 27, 2020
	Operating Leases	Finance Leases
2020	$1,975	$401
2021	15,779	1,571
2022	14,664	1,409
2023	10,949	1,327
2024	7,410	1,267
Thereafter	35,854	8,514
Total lease payments	86,631	14,489
Less: imputed interest	(19,848)	(5,149)
Total	$66,783	$9,340

The operating lease right-of-use assets and finance leased cost in the disclosures above reflect a write down of $3,771 and $1,112, respectively as of June 27, 2020, based on expected cash flows over the remaining life of the assets in relation to impairment charges recorded by the Company associated with the COVID-19 pandemic.
Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at September 28, 2019	$176,939	$261,684	$345,617	$784,240
Acquisitions	—	—	25,237	25,237
Divestitures	—	—	(635)	(635)
Foreign currency translation	185	3	2,821	3,009
Balance at June 27, 2020	$177,124	$261,687	$373,040	$811,851

Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at June 27, 2020.
Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at June 27, 2020.
The gross carrying amounts, accumulated amortization and amortization expense in the disclosure below reflect the full write off of intangible assets as of June 27, 2020 with a net book value of $2,487 based on expected cash flows over the remaining life of the assets in relation to the impairment taken by the Company associated with the COVID-19 pandemic.
The components of intangible assets are as follows:

		June 27, 2020		September 28, 2019
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$142,372	$(101,476)	$132,697	$(100,091)
Technology-related	9	77,628	(53,433)	69,220	(52,192)
Program-related	23	37,743	(16,354)	62,015	(35,680)
Marketing-related	8	25,218	(20,591)	23,139	(19,899)
Other	10	4,134	(3,873)	4,061	(3,624)
Intangible assets	12	$287,095	$(195,727)	$291,132	$(211,486)

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
Amortization of acquired intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Acquired intangible asset amortization	$3,109	$3,088	$9,662	$10,173

Based on acquired intangible assets recorded at June 27, 2020, amortization is estimated to be approximately:

	2020	2021	2022	2023	2024
Estimated future amortization of acquired intangible assets	$11,200	$11,400	$10,800	$9,900	$9,500

Note 9 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	June 27, 2020	September 28, 2019
U.S. revolving credit facility	$404,476	$395,712
SECT revolving credit facility	8,000	7,000
Senior notes 4.25%	500,000	—
Senior notes 5.25%	—	300,000
Securitization program	82,100	130,000
Other long-term debt	2,575	—
Obligations under capital leases	—	679
Senior debt	997,151	833,391
Less deferred debt issuance cost	(8,969)	(158)
Less current installments	(478)	(249)
Long-term debt	$987,704	$832,984

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
On December 13, 2019, we completed the sale of $500,000 aggregate principal amount of 4.25% senior notes due December 15, 2027 with interest paid semiannually on June 15 and December 15 of each year, which commenced on June 15, 2020. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. The aggregate net proceeds of $491,769 were used to repay indebtedness under our U.S. revolving credit facility, thereby increasing the unused portion of our U.S. revolving credit facility.

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
The Securitization Program was extended on October 16, 2019 and matures on October 29, 2021 and effectively increases our borrowing capacity by up to $130,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of June 27, 2020, our minimum borrowing requirement was $65,680.
Note 10 - Other Accrued Liabilities

Other accrued liabilities consists of:

	June 27, 2020	September 28, 2019
Contract reserves	$67,384	$60,914
Employee benefits	40,480	37,040
Warranty accrual	26,467	28,061
Accrued income taxes	14,660	26,532
Other	63,070	36,178
Other accrued liabilities	$212,061	$188,725

In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Warranty accrual at beginning of period	$28,386	$24,217	$28,061	$25,537
Additions from acquisitions	—	—	744	—
Warranties issued during current period	2,640	6,666	9,677	12,691
Adjustments to pre-existing warranties	(62)	(125)	(1,246)	(523)
Reductions for settling warranties	(4,553)	(5,275)	(10,924)	(12,144)
Foreign currency translation	56	(102)	155	(180)
Warranty accrual at end of period	$26,467	$25,381	$26,467	$25,381

Note 11 - Derivative Financial Instruments
We principally use derivative financial instruments to manage interest rate risk associated with long-term debt and foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At June 27, 2020, we had no outstanding interest rate swaps.
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, the British pound and the Czech koruna, we had outstanding foreign currency forwards with notional amounts of $47,920 at June 27, 2020. These contracts mature at various times through November 26, 2021.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of June 27, 2020, we had no outstanding net investment hedges.
These interest rate swaps, foreign currency contracts and net investment hedges are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) (AOCIL). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings (Loss), as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the interest rate swaps and foreign currency contracts are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2020 or 2019.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings (Loss). To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $99,305 at June 27, 2020. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings (Loss). We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended		Nine Months Ended
	Statements of Earnings (Loss) location	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net gain (loss)
Foreign currency contracts	Other	$(423)	$(574)	$(1,194)	$195

Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	June 27, 2020	September 28, 2019
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$1,360	$1,060
Foreign currency contracts	Other assets	162	261
Interest rate swaps	Other current assets	—	57
	Total asset derivatives	$1,522	$1,378
Foreign currency contracts	Accrued liabilities and other	$550	$736
Foreign currency contracts	Other long-term liabilities	9	152
	Total liability derivatives	$559	$888
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$560	$93
Foreign currency contracts	Accrued liabilities and other	$904	$359

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

	Balance Sheets location	June 27, 2020	September 28, 2019
Foreign currency contracts	Other current assets	$1,920	$1,153
Foreign currency contracts	Other assets	162	261
Interest rate swaps	Other current assets	—	57
	Total assets	$2,082	$1,471
Foreign currency contracts	Accrued liabilities and other	$1,454	$1,095
Foreign currency contracts	Other long-term liabilities	9	152
	Total liabilities	$1,463	$1,247

Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At June 27, 2020, the fair value of long-term debt was $982,516 compared to its carrying value of $997,151. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.
Property, plant and equipment, right-of-use assets and intangible assets have been measured at fair values on a nonrecurring basis using future discounted cash flows and other observable inputs (Level 3) and are not included in the fair value tables above. The impairment losses of $31,871 recorded for the three and nine months ended June 27, 2020 as a result of these measurements are described in Note 6 - Property, Plant and Equipment, Note 7 - Leases and Note 8 - Goodwill and Intangible Assets.

Note 13 - Employee Benefit Plans
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
U.S. Plans
Service cost	$5,758	$5,251	$17,275	$15,753
Interest cost	7,650	9,231	22,948	27,693
Expected return on plan assets	(11,021)	(11,264)	(33,063)	(33,792)
Amortization of prior service cost (credit)	33	47	100	140
Amortization of actuarial loss	6,329	6,660	18,987	19,981
Pension expense for U.S. defined benefit plans	$8,749	$9,925	$26,247	$29,775
Non-U.S. Plans
Service cost	$1,680	$1,237	$5,017	$3,731
Interest cost	674	1,091	2,066	3,293
Expected return on plan assets	(1,124)	(1,290)	(3,398)	(3,891)
Amortization of prior service cost (credit)	(2)	(4)	(2)	(13)
Amortization of actuarial loss	1,228	630	3,656	1,908
Curtailment loss	100	—	100	—
Settlement loss	537	—	537	—
Pension expense for non-U.S. defined benefit plans	$3,093	$1,664	$7,976	$5,028

Pension expense for our defined contribution plans consists of:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
U.S. defined contribution plans	$7,353	$5,468	$19,957	$14,795
Non-U.S. defined contribution plans	1,521	1,301	4,311	3,837
Total pension expense for defined contribution plans	$8,874	$6,769	$24,268	$18,632

Note 14 - Restructuring
In 2020, we initiated restructuring actions in relation to impacts of the COVID-19 pandemic. The actions have and will result in workforce reductions, primarily in the Philippines and the U.S. We have recorded a total of $4,276 for severance.
Restructuring activity for severance and other costs is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at September 28, 2019	$—	$27	$4,096	$4,123
Charged to expense - 2020 plan	2,896	185	1,749	4,830
Non-cash charges - 2020 plan	(554)	—	—	(554)
Adjustments to provision	—	(1)	(975)	(976)
Cash payments - 2018 plan	—	(26)	(540)	(566)
Cash payments - 2020 plan	(375)	(185)	(82)	(642)
Foreign currency translation	—	—	73	73
Balance at June 27, 2020	$1,967	$—	$4,321	$6,288

As of June 27, 2020, the restructuring accrual consists of $3,635 for the 2020 plan and $2,653 for the 2018 plan. Restructuring is expected to be paid within a year, except for the non-current portion of the facility closure accrual, which is classified as a long-term liability.
Note 15 - Income Taxes
The effective tax rate for the three and nine months ended June 27, 2020 were 46.1% and 17%, respectively. The effective tax rate for the three and nine months ended June 27, 2020 varies from what would be expected by applying the U.S. federal statutory tax rate of 21% to earnings before income taxes, primarily due to provision to return adjustments associated with an increase in foreign tax credit utilization. The effective tax rate for the three months ended June 27, 2020 also reflects a low earnings before income taxes base.
The effective tax rate for the three and nine months ended June 29, 2019 were 23.1% and 23.7%, respectively. The effective tax rate for all periods is higher than would be expected by applying the U.S. federal statutory tax rate of 21% to earnings before income taxes primarily due to tax on earnings generated outside of the U.S.

Note 16 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the nine months ended June 27, 2020 are as follows:

	Accumulated foreign currency translation (1)	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 28, 2019	$(129,399)	$(285,734)	$(344)	$(415,477)
Other comprehensive income (loss) before reclassifications	640	(889)	990	741
Amounts reclassified from AOCIL	(493)	17,290	(194)	16,603
Other comprehensive income (loss)	147	16,401	796	17,344
AOCIL at June 27, 2020	$(129,252)	$(269,333)	$452	$(398,133)

(1)	Net gains and losses on net investment hedges are recorded as cumulative translation adjustments in AOCIL to the extent that the instruments are effective in hedging the designated risk.
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Nine Months Ended
	Statements of Earnings (Loss) location	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Retirement liability:
Prior service cost (credit)		$(33)	$(75)	$(96)	$(226)
Actuarial losses		7,405	7,619	22,187	22,875
Curtailment loss		100	—	100	—
Settlement loss		537	—	537	—
Reclassification from AOCIL into earnings (2)		8,009	7,544	22,728	22,649
Tax effect		(1,915)	(1,846)	(5,438)	(5,542)
Net reclassification from AOCIL into earnings		$6,094	$5,698	$17,290	$17,107
Derivatives:
Foreign currency contracts	Sales	$127	$25	$134	$(75)
Foreign currency contracts	Cost of sales	(162)	302	(396)	1,197
Interest rate swaps	Interest	40	(291)	(1)	(1,008)
Reclassification from AOCIL into earnings		5	36	(263)	114
Tax effect		6	(8)	69	(30)
Net reclassification from AOCIL into earnings		$11	$28	$(194)	$84

(2)	The reclassifications are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings (Loss).
The amounts deferred in AOCIL are as follows:

	Net deferral in AOCIL - effective portion
	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign currency contracts	$725	$909	$1,357	$1,958
Interest rate swaps	(7)	(195)	(47)	(537)
Net gain (loss)	718	714	1,310	1,421
Tax effect	(172)	(183)	(320)	(361)
Net deferral in AOCIL of derivatives	$546	$531	$990	$1,060

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
Note 18 - Earnings per Share and Dividends
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Basic weighted-average shares outstanding	32,601,481	34,904,487	33,515,584	34,869,021
Dilutive effect of equity-based awards	—	335,347	207,139	333,498
Diluted weighted-average shares outstanding	32,601,481	35,239,834	33,722,723	35,202,519

For the three and nine months ended June 27, 2020, there were 449,199 and 103,356 common shares from equity-based awards, respectively, excluded from the calculation of diluted earnings per share as they would be anti-dilutive. For the three and nine months ended June 29, 2019, there were 18,857 and 31,451 common shares from equity-based awards, respectively, excluded from the calculation of diluted earnings per share as they would be anti-dilutive.
We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in the first and second quarters of 2020. We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in each quarter of 2019.

Note 19 - Segment Information
Disaggregation of net sales by segment for the three and nine months ended June 27, 2020 and June 29, 2019 are as follows:

	Three Months Ended		Nine Months Ended
Market Type	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
Military	$177,447	$162,285	$526,925	$464,102
Commercial	71,941	174,450	403,824	497,305
Aircraft Controls	249,388	336,735	930,749	961,407
Space	74,324	55,737	210,628	159,262
Defense	109,582	117,308	352,528	334,676
Space and Defense Controls	183,906	173,045	563,156	493,938
Energy	31,537	30,413	98,248	89,687
Industrial Automation	94,504	113,784	307,512	339,283
Simulation and Test	24,233	28,123	78,348	88,418
Medical	73,971	58,869	199,646	166,723
Industrial Systems	224,245	231,189	683,754	684,111
Net sales	$657,539	$740,969	$2,177,659	$2,139,456

	Three Months Ended		Nine Months Ended
Customer Type	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales:
Commercial	$71,941	$174,450	$403,824	$497,305
U.S. Government (including OEM)	148,768	125,387	421,654	365,347
Other	28,679	36,898	105,271	98,755
Aircraft Controls	249,388	336,735	930,749	961,407
Commercial	32,358	35,457	100,694	97,698
U.S. Government (including OEM)	135,469	129,266	411,891	365,552
Other	16,079	8,322	50,571	30,688
Space and Defense Controls	183,906	173,045	563,156	493,938
Commercial	216,420	220,796	660,067	658,258
U.S. Government (including OEM)	7,193	7,430	18,636	18,383
Other	632	2,963	5,051	7,470
Industrial Systems	224,245	231,189	683,754	684,111
Commercial	320,719	430,703	1,164,585	1,253,261
U.S. Government (including OEM)	291,430	262,083	852,181	749,282
Other	45,390	48,183	160,893	136,913
Net sales	$657,539	$740,969	$2,177,659	$2,139,456

Operating profit (loss) is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit. Operating profit (loss) by segment for the three and nine months ended June 27, 2020 and June 29, 2019 and a reconciliation of segment operating profit (loss) to earnings (loss) before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating profit (loss):
Aircraft Controls	$(42,053)	$34,484	$31,240	$94,805
Space and Defense Controls	22,290	24,133	72,224	63,110
Industrial Systems	17,903	25,495	69,477	83,428
Total operating profit (loss)	(1,860)	84,112	172,941	241,343
Deductions from operating profit:
Interest expense	9,440	9,780	29,923	29,401
Equity-based compensation expense	1,390	1,439	4,661	5,130
Non-service pension expense	4,241	4,883	11,440	14,666
Corporate and other expenses, net	6,423	7,992	21,836	21,729
Earnings (loss) before income taxes	$(23,354)	$60,018	$105,081	$170,417

Note 20 - Related Party Transactions
John Scannell, Moog's Chairman of the Board and Director and Chief Executive Officer, is a member of the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which for the three and nine months ended June 27, 2020 totaled $3,467 and $12,261, respectively. Credit extension for the three and nine months ended June 29, 2019 totaled $5,540 and $15,899, respectively. At June 27, 2020, we held outstanding leases with a total original cost of $26,021. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 9, Indebtedness.
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
We are contingently liable for $41,565 of standby letters of credit issued to third parties on our behalf at June 27, 2020.
Note 22 - Subsequent Event
On July 24, 2020, the Board of Directors declared a $0.25 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on September 4, 2020 to shareholders of record at the close of business on August 14, 2020.

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
Under ASC 606, 66% of revenue was recognized over time for the quarter ended June 27, 2020, using the cost-to-cost method of accounting. The over time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the quarter ended June 27, 2020, 34% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
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
We focus on improving shareholder value through strategic revenue growth, both acquired and organic, through improving operating efficiencies and manufacturing initiatives and through utilizing low cost manufacturing facilities without compromising quality. Historically, we have taken a balanced approach to capital deployment in order to maximize shareholder returns over the long-term. Our activities have included strategic acquisitions, share buybacks and dividend payments. In the current COVID-19 environment, we have shifted our capital deployment strategies from a long-term perspective that balances growth and capital returns with one that focuses on liquidity and leverage in the near-term. Our immediate financial focus will continue to revolve around cash preservation and cost management, while opportunistically resuming investments in a measured and balanced way. We are committed to ensuring that we have adequate liquidity during this crisis, protecting the long-term health of the Company and emerging financially strong and ready to capitalize on opportunities once this situation stabilizes.
Acquisitions, Divestitures and Equity Method Investments
All of our acquisitions are accounted for under the purchase method and, accordingly, the operating results for the acquired companies are included in the consolidated condensed statements of earnings (loss) from the respective dates of acquisition. Under purchase accounting, we record assets and liabilities at fair value and such amounts are reflected in the respective captions on the consolidated condensed balance sheets. The purchase price described for each acquisition below is net of any cash acquired, includes debt issued or assumed and the fair value of contingent consideration.
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

COVID-19 IMPACTS ON OUR BUSINESS
The spread of the COVID-19 outbreak has disrupted businesses on a global scale. On March 11, 2020, the World Health Organization classified the outbreak as a pandemic. As we entered this crisis, the Company established two clear priorities: first and foremost the health and safety of our employees and their families, and second, continuing to meet the needs of our customers and secure the financial well-being of the Company. Substantially all of our operations and production activities have, to-date, remained operational. Many are considered essential and are exempt from closure directives. However, such directives could change at any time. We have implemented changes in our work practices maintaining a safe working environment for production employees at our facilities, while enabling other employees to productively work from home.
Early in the third quarter of 2020 in response to this situation, we implemented short term actions to maintain the financial health and liquidity of the Company. We now have more clarity around customer demand. We have resized the business in end markets in which we are facing significant and sustained reductions in demand. We will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders, and will take action in an effort to mitigate adverse consequences. Our immediate financial focus will continue to revolve around cash preservation and cost management, while opportunistically resuming investments in a measured and balanced way.
Recognizing the unprecedented nature, scope and continued uncertainty associated with this global health crisis, the duration and extent of the ongoing impact cannot be reasonably estimated at this time. Our businesses are facing varying levels of pressure depending on the markets they serve. As such, we have suspended our practice of providing an outlook for fiscal 2020. However, our sales outlook for the fourth quarter of 2020 should resemble the sales results of the third quarter of 2020, with strength in our defense, space and medical markets and further weakness in our industrial market and little to no improvement in our commercial aircraft market.
We believe that our existing financial arrangements, along with our actions to mitigate the business pressures we are facing, will be sufficient to meet our operating needs over the short-term. We have available borrowings under short and long-term arrangements that could provide relief should the situation become more stressed.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
(dollars and shares in millions, except per share data)	June 27, 2020	June 29, 2019	$ Variance	% Variance	June 27, 2020	June 29, 2019	$ Variance	% Variance
Net sales	$658	$741	$(83)	(11%)	$2,178	$2,139	$38	2%
Gross margin	23.0%	28.6%			26.2%	28.5%
Research and development expenses	$27	$31	$(4)	(12%)	$82	$95	$(12)	(13%)
Selling, general and administrative expenses as a percentage of sales	14.7%	14.0%			13.9%	14.0%
Interest expense	$9	$10	$—	(3%)	$30	$29	$1	2%
Long-lived asset impairment	$32	$—	$32	100%	$32	$—	$32	100%
Restructuring expense	$5	$—	$5	100%	$5	$—	$5	100%
Other	$4	$7	$(3)	(38%)	$14	$15	$—	(2%)
Effective tax rate	46.1%	23.1%			17.0%	23.7%
Net earnings (loss)	$(13)	$46	$(59)	(127%)	$87	$130	$(43)	(33%)
Diluted earnings (loss) per share	$(0.39)	$1.31	$(1.70)	(130%)	$2.59	$3.69	$(1.10)	(30%)
Total backlog					$2,522	$2,146	$376	18%
Twelve-month backlog					$1,668	$1,583	$85	5%
Net sales decreased in the third quarter of 2020 compared to the third quarter of 2019, driven by the decline in commercial aircraft within our Aircraft Controls segment. Net sales increased in the first three quarters of 2020 compared to the first three quarters of 2019, driven by growth in the space market within our Space and Defense Controls segment and by growth in the medical market of our Industrial Systems segment.
Gross margin declined in the third quarter of 2020 compared to the third quarter of 2019. Gross profit in the third quarter of 2020 includes $19 million of an inventory write-down related to the impact of the COVID-19 pandemic on our business. Also as a result of the macro-economic conditions from the COVID-19 pandemic, our Aircraft Controls and Industrial Systems segments suffered inefficiencies due to significantly lower sales volumes. Additionally, negative adjustments to contract values in Aircraft Controls further reduced gross margin in the third quarter of 2020. Gross margin in the first three quarters of 2020 was impacted by the COVID-19 pandemic related charges in the third quarter of 2020, as well as higher operating costs and development program charges in Aircraft Controls.
Research and development expenses declined in both the third quarter and the first three quarters of 2020 compared to the same periods of 2019. Lower activity, primarily in our major commercial OEM programs, in Aircraft Controls reduced expenses $8 million in the first three quarters of 2020. Also lower activity in Industrial Systems reduced research and development expenses $4 million in the first three quarters of 2020.
Selling, general and administrative expenses as a percentage of sales increased in the third quarter of 2020 compared to the third quarter of 2019. The adoption of our cost containment actions in response to the COVID-19 pandemic helped to reduce expenses, but not at the same pace as the sales volume declines experienced primarily in Aircraft Controls.
In the third quarter of 2020, we incurred impairment and restructuring expenses related to the impact the COVID-19 pandemic had on our business. In the third quarter of 2020, we incurred $19 million of inventory write-downs, $32 million of long-lived asset impairments and $5 million of restructuring expense. Of the total expense, the charges consist of $19 million of non-cash inventory reserves, $24 million of non-cash charges for the impairment of property, plant and equipment, $5 million of non-cash charges for the impairment of leased assets, $2 million of non-cash charges for the impairment of intangible assets, $4 million for severance and $1 million for other costs.
Other expense in the first three quarters of 2020 includes a $4 million call premium as we redeemed our $300 million aggregate principal 5.25% senior notes. Other expense in the first three quarters of 2019 includes $1 million of higher non-service pension expense and $1 million of additional foreign currency expense loss.
The effective tax rate in the third quarter of 2020 varies from what would be expected by applying the U.S. federal statutory tax rate, primarily due provision to return adjustments associated with an increase in foreign tax credit utilization on a low earnings before income taxes base.

The change in twelve-month backlog at June 27, 2020 compared to June 29, 2019 was driven by increases in our military aircraft programs and in our medical programs. Within Aircraft Controls, backlog increased due to the timing of orders of the F-35 program, additional military development program orders, as well as higher military aftermarket orders. Within our medical programs, backlog increased due to higher demand in response to COVID-19 requirements. These increases were mostly offset by our commercial aircraft and industrial automation customers' responses to the COVID-19 pandemic as we have lower orders across both markets.
Other comprehensive loss in the third quarter of 2020 includes $2 million of foreign currency translation gain, whereas other comprehensive income in 2019 includes $1 million of foreign currency translation loss. The change in foreign currency translation in the third quarter 2020 compared to the third quarter of 2019 was primarily attributable to the appreciation of the British Pound relative to the U.S. Dollar. Other comprehensive income in the first three quarters of 2020 is a gain less than $1 million, whereas other comprehensive income in the first three quarters of 2019 includes $9 million of foreign currency translation loss. The change in foreign currency translation in the first three quarters of 2020 compared to the first three quarters of 2019 was primarily attributable to the appreciation of the Euro and British Pound offset by the depreciation of other foreign currencies relative to the U.S. Dollar.

SEGMENT RESULTS OF OPERATIONS
Operating profit (loss), as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit (loss) is reconciled to earnings (loss) before income taxes in Note 19 of the Notes to Consolidated Condensed Financial Statements included in this report.
Aircraft Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 27, 2020	June 29, 2019	$ Variance	% Variance	June 27, 2020	June 29, 2019	$ Variance	% Variance
Net sales - military aircraft	$177	$162	$15	9%	$527	$464	$63	14%
Net sales - commercial aircraft	72	174	(103)	(59%)	404	497	(93)	(19%)
	$249	$337	$(87)	(26%)	$931	$961	$(31)	(3%)
Operating profit (loss)	$(42)	$34	$(77)	(222%)	$31	$95	$(64)	(67%)
Operating margin	(16.9)%	10.2%			3.4%	9.9%
The decrease in Aircraft Controls' net sales in the third quarter and in the first three quarters of 2020 compared to the same periods of 2019 was driven by the decrease in our commercial OEM and commercial aftermarket programs. The declines in these programs were primarily attributable to the impacts of the COVID-19 global pandemic. Partially offsetting the declines was an increase in our military OEM and military aftermarket sales.
In the third quarter of 2020 compared to the third quarter of 2019, commercial OEM sales decreased $85 million and commercial aftermarket decreased $17 million. Across our commercial aircraft programs, the COVID-19 pandemic greatly reduced airline traffic and orders for new aircraft while, concurrently, our airframe customers reduced their inventory levels. Additionally in the third quarter of 2020, military aftermarket sales increased $14 million due to higher level of activity as we transferred resources from commercial to military aftermarket. Within military OEM, higher F-35 activity increased sales $12 million, but was mostly offset by lower foreign military sales.
In the first three quarters of 2020 compared to the first three quarters of 2019, commercial OEM sales declined $78 million and commercial aftermarket sales declined $15 million. The declines in commercial OEM sales are driven by the same factors as the third quarter. Also in the first three quarters of 2020, military OEM sales increased $33 million and military aftermarket sales increased $30 million. Within military OEM, sales increased $18 million on the F-35 program, $10 million on funded development programs, in addition to $6 million on KC-46 programs. The sales increase in military aftermarket was mostly driven by strong repair and overhaul activity in the third quarter and by higher spares sales on the F-35 program.
Operating margin decreased in the third quarter of 2020 compared to the third quarter of 2019 due mostly to the dramatic decline in sales in our commercial aircraft markets. We incurred COVID-19 pandemic related impairments and restructuring totaling $53 million. Excluding these charges, adjusted operating margin in the third quarter of 2020 was 4.4%. In addition, unfavorable sales mix and negative adjustments to contract values further reduced operating margins. Additionally, in the first three quarters of 2020 compared to the same period of 2019, higher operating costs offset both the incremental margin from higher foreign military sales and $8 million of lower research and development expenses.

Space and Defense Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 27, 2020	June 29, 2019	$ Variance	% Variance	June 27, 2020	June 29, 2019	$ Variance	% Variance
Net sales	$184	$173	$11	6%	$563	$494	$69	14%
Operating profit	$22	$24	$(2)	(8%)	$72	$63	$9	14%
Operating margin	12.1%	13.9%			12.8%	12.8%
The increase in Space and Defense Controls' net sales growth in the third quarter and in the first three quarters of 2020 compared to the third quarter and the first three quarters of 2019 was primarily driven by growth in our space market.
In the third quarter of 2020 compared to the third quarter of 2019, sales increased $19 million in our space market. Sales for launch vehicle programs increased $15 million due to higher amounts of development work and higher NASA activity. Sales also increased $3 million for satellite controls, due mostly to higher space avionics activity. Within our defense market, sales decreased $8 million, due mostly to program delays for defense components and the timing of production activity for missile programs. Partially offsetting these declines was an increase of $5 million for foreign defense vehicle programs.
In the first three quarters of 2020 compared to the first three quarters of 2019, sales in our space market increased $51 million. Sales increased $37 million and $10 million for launch vehicles and satellite controls, respectively, due to the same factors in the third quarter. Within our defense market, sales increased $18 million. Sales for foreign defense vehicle programs and for naval applications increased $19 million. These increases offset an $8 million sales decline for security sales due to lower orders.
Operating margin decreased in the third quarter and was unchanged in the first three quarters of 2020 compared to the same periods in 2019 due to unfavorable sales mix as we have higher amounts of funded development work. Partially offsetting this decline are the cost containment actions we initiated in response to COVID-19 helped to reduce expenses.

Industrial Systems

	Three Months Ended				Nine Months Ended
(dollars in millions)	June 27, 2020	June 29, 2019	$ Variance	% Variance	June 27, 2020	June 29, 2019	$ Variance	% Variance
Net sales	$224	$231	$(7)	(3%)	$684	$684	$—	—%
Operating profit	$18	$25	$(8)	(30%)	$69	$83	$(14)	(17%)
Operating margin	8.0%	11.0%			10.2%	12.2%
The decline in Industrial Systems' net sales in the third quarter of 2020 compared to the third quarter of 2019 was driven by macroeconomic factors on our legacy industrial products, but was mostly offset by acquired sales and by increased sales into our medical markets. In the first three quarters of 2020 compared to the first three quarters of 2019, the same growth factors from the third quarter offset declines across the remainder of our industrial markets.
In the third quarter of 2020 compared to the third quarter of 2019, sales declined $19 million in our industrial automation market, in part due to the continued slowdown of capital investments by our customers and lower sales to China due to the impact of the COVID-19 pandemic. Also, sales decreased $4 million in our simulation and test market due to lower flight simulation orders as pilot training has been reduced. Mostly offsetting these sales declines was a $15 million increase in medical product sales due to higher demand for our medical devices and components.
In the first three quarters of 2020 compared to the first three quarters of 2019, sales in our medical market increased $33 million. Sales for medical devices increased $25 million as we had higher demand for our enteral and IV products, and sales for medical components products increased $8 million. Acquired sales from our GAT acquisition in the first three quarters of 2020 were $25 million. These increases offset sales declines in our industrial automation and simulation and test markets, driven by the same factors as the third quarter.
Operating margin decreased in the third quarter and in the first three quarters of 2020 compared to the third quarter and the first three quarters of 2019. Macroeconomic factors, including the global pandemic, had a negative impact on our margins. In addition, low margins attributable to first year accounting impacts associated with our recent acquisition further reduced margins.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
(dollars in millions)	June 27, 2020	June 29, 2019	$ Variance
Net cash provided (used) by:
Operating activities	$188	$129	$59
Investing activities	(128)	(89)	(40)
Financing activities	(46)	(79)	33
Our available borrowing capacity and our cash flow from operations have provided us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At June 27, 2020, our cash balances were $106 million, which was primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments.
Operating activities
Net cash provided by operating activities increased in the first three quarters of 2020 compared to the first three quarters of 2019. In the first three quarters of 2020, receivables activity provided $111 million more cash, driven primarily by robust collections and by increased cash receipts as the U.S. government raised the progress payment rates on its defense contracts. Also, cash provided by customer advances increased $78 million, driven by growth in both Aircraft Controls and Space and Defense Controls. These increases were partially offset by accounts payable use of $104 million, due to the timing of vendor receipts, as well as higher inventory build-up in Aircraft Controls.
Investing activities
Net cash used by investing activities in the first three quarters of 2020 included $54 million for our acquisition of GAT. Net cash used by investing activities in the first three quarters of 2020 also included $70 million for capital expenditures, whereas net cash used by investing activities in the first three quarters 2019 included $91 million for capital expenditures. In response to the COVID-19 pandemic, we actively managed and prioritized our capital spend, focusing on compliance and business critical projects.
Financing activities
Net cash used by financing activities in the first three quarters of 2020 included $179 million to fund our stock repurchase program, $45 million of net payments on long-term debt and $17 million of cash dividends. Additionally, financing activities in the first three quarters of 2020 included the net proceeds of issuing our $500 million aggregate principal 4.25% senior notes, which were used to repay a portion of our outstanding borrowings.
Net cash used by financing activities in first three quarters of 2019 included $38 million of net payments on our credit facilities, $26 million of cash dividends and $5 million to fund our stock repurchase program.
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
On October 15, 2019, we amended and restated our U.S. revolving credit facility, which matures on October 15, 2024. Our U.S. revolving credit facility has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $404 million at June 27, 2020. The weighted-average interest rate on primarily all of the outstanding credit facility borrowings was 2.19% and is based on LIBOR plus the applicable margin, which was 1.50% at June 27, 2020. The credit facility is secured by substantially all of our U.S. assets.
The U.S. revolving credit facility contains various covenants. The minimum for the interest coverage ratio, defined as the ratio of EBITDA to interest expense for the most recent four quarters, is 3.0. The maximum for the leverage ratio, defined as the ratio of net debt to EBITDA for the most recent four quarters, is 4.0. We are in compliance with all covenants. EBITDA is defined in the loan agreement as (i) the sum of net income, interest expense, income taxes, depreciation expense, amortization expense, other non-cash items reducing consolidated net income and non-cash equity-based compensation expenses minus (ii) other non-cash items increasing consolidated net income.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on July 26, 2022. Interest was 2.30% as of June 27, 2020 and is based on LIBOR plus a margin of 2.13%. As of June 27, 2020, there was $8 million of outstanding borrowings.
On December 13, 2019, we completed the sale of $500 million aggregate principal amount of 4.25% senior notes due December 15, 2027 with interest paid semiannually on June 15 and December 15 of each year, which commenced on June 15, 2020. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. The aggregate net proceeds of $492 million were used to repay indebtedness under our U.S. bank facility, thereby increasing the unused portion of our U.S. revolving credit facility.
On December 13, 2019, we issued a notice of redemption to the holders of our 5.25% senior notes due on December 1, 2022, to redeem and retire all of the outstanding notes. The notes were redeemed on January 13, 2020 at 101.313%, pursuant to an early redemption right. We redeemed the aggregate principal amount of $300 million using proceeds drawn from our U.S. revolving credit facility. The associated loss on the redemption includes $4 million of call premium paid to external bondholders. We had a total outstanding balance on our senior notes of $500 million at June 27, 2020.
We have a trade receivables securitization facility (the "Securitization Program"), which was extended on October 16, 2019 and matures on October 29, 2021. The Securitization Program provides up to $130 million of borrowing capacity and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. We had an outstanding balance of $82 million at June 27, 2020. The Securitization Program has a minimum borrowing requirement, which was $66 million at June 27, 2020. Interest on the secured borrowings under the Securitization Program was 1.05% at June 27, 2020 and is based on 30-day LIBOR plus an applicable margin.
At June 27, 2020, our leverage ratio covenant limits our unused borrowing capacity to $620 million as of June 27, 2020.

Net debt to capitalization was 41% at June 27, 2020 and 36% at September 28, 2019. The increase in net debt to capitalization is primarily due to our share repurchases.
We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in the first and second quarters of 2020.
The Board of Directors has authorized a share repurchase program. This program has been amended from time to time to authorize additional repurchases that includes both Class A and Class B common stock, and allows us to buy up to an aggregate 13 million common shares. Under this program, we have purchased approximately 12.2 million shares for $852 million as of June 27, 2020.
In response to the COVID-19 situation, in the third quarter of 2020 we have implemented short term actions to maintain the financial health and liquidity of the Company including temporarily suspending dividend payments and share buyback activities.
Our immediate financial focus will continue to revolve around cash preservation and cost management, while opportunistically resuming investments in a measured and balanced way. We are committed to ensuring that we have adequate liquidity during this crisis, protecting the long-term health of the Company and emerging financially strong and ready to capitalize on opportunities once this situation stabilizes.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense and industrial markets. Our businesses are facing varying levels of pressure from the COVID-19 pandemic.
Within our aerospace and defense markets, our defense and space businesses represent approximately half of our sales through the first three quarters of 2020. We expect these businesses may face modest supply chain and production level risks, as they are more directly affected by program funding levels which, to-date, are stable. However, our commercial aircraft market, which represents less than 20% of our first three quarters 2020 sales, will continue to face the greatest pressures with the dramatic reductions in air travel.
Within our industrial markets, our industrial automation, simulation and test and energy niche markets, which represents less than 25% of our sales through the first three quarters of 2020, will continue to face productivity and demand challenges from the macroeconomic slowdown and reduced capital investments. However, our medical business, which represents approximately 10% of our sales in the first three quarters of 2020, has seen increased demand for our medical applications essential in the fight against the pandemic.
A common factor throughout our markets is the continuing demand for technologically advanced products.
Aerospace and Defense
Within aerospace and defense, we serve three end markets: defense, commercial aircraft and space.
The defense market is dependent on military spending for development and production programs, which to-date, have not been impacted by the COVID-19 pandemic. We have a growing development program order book for future generation aircraft and hypersonic missiles. We hope to embed our technologies within these high-performance military programs of the future. Aircraft production programs are typically long-term in nature, offering predictability as to capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Lightning II, FA-18E/F Super Hornet and V-22 Osprey. The large installed base of our products led to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. Defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending are uncertain, subject to congressional debate and could be reduced if the pandemic is extended. Our security and surveillance product line is dependent on government funding at federal and local levels, as well as private sector demand, which may continue to face pressures as governments shift their funding to support the COVID-19 pandemic.
The commercial aircraft market has depended on a number of factors, including the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that lead to large production backlogs for Boeing and Airbus. However, the impact of the COVID-19 pandemic has drastically reduced air traffic as travel restrictions and social distancing measures were implemented to help control the spread of the virus. The reduced air traffic has applied financial pressures on airlines, which have in turn dramatically reduced flight hours and delayed the purchases of new aircraft in order to preserve cash and liquidity. Given the uncertain length of this pandemic, the commercial market may shift away from wide-body aircraft. Additionally, given the abruptly stalled global economies and social pauses, global oil production is now over-supplied, creating drastic reductions in the prices of oil. The lower prices for jet fuel mitigates the advantage of new, more fuel-efficient aircraft that created record backlogs for the OEMs. Furthermore, as companies and employees become accustomed to working remotely, business travel and the associated flight hours may not reach the pre-crisis levels. As such, we believe Boeing and Airbus will directionally match their production rates with the reduced air traffic volume, which will lower their demand for our flight control systems. We believe the commercial OEM market will face these pressures for a prolonged period of time.
The commercial aftermarket is driven by usage and age of the existing aircraft fleet for passenger and cargo aircraft, which drives the need for maintenance and repairs. Given the dramatic reductions in flight hours and the cash preservation measures by the airlines due to the impacts of COVID-19, we believe the demand volume for our maintenance services and spare parts will remain at historically low levels over the short-term. Also, with fewer expected new aircraft deliveries, we would see lower future initial provisioning and spares sales. However, when domestic and international travel begins to recover, we expect a faster recovery in this market as compared to the commercial OEM market.

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
In general, the industrial automation market we serve is influenced by several factors including capital investment, product innovation, economic conditions, cost-reduction efforts and technology upgrades. Due to the COVID-19 pandemic and governments around the world implementing increasingly stringent measures to help control the spread of the virus, the subsequent economic downturn has constrained capital investment and slowed investments in product innovation. These unfavorable economic conditions have, and could for an extended period of time, affected our supply chain, productivity and customer demand. Our customers are also impacted by international and domestic economic conditions.
Our simulation and test products operate in a market that is largely affected by these same factors and investment challenges stemming from the COVID-19 pandemic. Reduced air travel and the subsequent reduction in new commercial aircraft have reduced the need for flight simulator training, for which we supply motion control products. Similarly, the recent lower capital spend has reduced the need for our testing applications.
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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-fifth of our 2019 sales were denominated in foreign currencies. During the first nine months of 2020, average foreign currency rates generally weakened against the U.S. dollar compared to 2019. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $8 million compared to the same period one year ago.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table summarizes our purchases of our common stock for the quarter ended June 27, 2020.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (2)
March 29, 2020 - May 2, 2020	—	$—	—	765,320
May 3, 2020 - May 30, 2020	503	50.71	—	765,320
May 31, 2020 - June 27, 2020	112	61.62	—	765,320
Total	615	$52.69	—	765,320

(1)	Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Employee Stock Purchase Plan (ESPP).

(2)
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

Moog Inc.

(Registrant)

Date:	August 5, 2020	By	/s/ John R. Scannell
John R. Scannell
Chairman of the Board and Director Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2020	By	/s/ Jennifer Walter
Jennifer Walter
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2020	By	/s/ Michael J. Swope
Michael J. Swope
Controller (Principal Accounting Officer)