Form 10-Q
period 2021-07-03
MOOG INC.
filed 2021-07-30
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The number of shares outstanding of each class of common stock as of July 26, 2021 was:
Class A common stock, 29,276,224 shares
Class B common stock, 2,845,207 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$707,352	$657,539	$2,127,708	$2,177,659
Cost of sales	516,750	486,760	1,547,554	1,587,569
Inventory write-down	—	18,795	—	18,795
Gross profit	190,602	151,984	580,154	571,295
Research and development	33,095	27,407	91,556	82,303
Selling, general and administrative	100,597	96,899	305,331	302,517
Interest	8,239	9,440	25,288	29,923
Long-lived asset impairment	—	31,871	—	31,871
Restructuring	—	5,306	—	5,306
Other	76	4,415	(3,115)	14,294
Earnings (loss) before income taxes	48,595	(23,354)	161,094	105,081
Income taxes (benefit)	12,473	(10,764)	38,442	17,899
Net earnings (loss)	$36,122	$(12,590)	$122,652	$87,182

Net earnings (loss) per share
Basic	$1.12	$(0.39)	$3.82	$2.60
Diluted	$1.12	$(0.39)	$3.80	$2.59

Dividends declared per share	$0.25	$—	$0.75	$0.50

Average common shares outstanding
Basic	32,125,524	32,601,481	32,115,400	33,515,584
Diluted	32,355,238	32,601,481	32,305,834	33,722,723
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net earnings (loss)	$36,122	$(12,590)	$122,652	$87,182
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,549	2,032	25,111	147
Retirement liability adjustment	3,259	5,922	9,177	16,401
Change in accumulated income (loss) on derivatives	(731)	557	(1,335)	796
Other comprehensive income, net of tax	7,077	8,511	32,953	17,344
Comprehensive income (loss)	$43,199	$(4,079)	$155,605	$104,526
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	July 3, 2021	October 3, 2020
ASSETS
Current assets
Cash and cash equivalents	$90,550	$84,583
Restricted cash	1,108	489
Receivables, net	896,998	855,535
Inventories, net	632,359	623,043
Prepaid expenses and other current assets	49,513	49,837
Total current assets	1,670,528	1,613,487
Property, plant and equipment, net	639,202	600,498
Operating lease right-of-use assets	62,507	68,393
Goodwill	860,268	821,856
Intangible assets, net	111,867	85,046
Deferred income taxes	18,467	18,924
Other assets	20,471	17,627
Total assets	$3,383,310	$3,225,831
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$56,062	$350
Accounts payable	162,890	176,868
Accrued compensation	111,159	109,510
Contract advances	259,425	203,338
Accrued liabilities and other	216,625	220,488
Total current liabilities	806,161	710,554
Long-term debt, excluding current installments	863,682	929,982
Long-term pension and retirement obligations	181,400	183,366
Deferred income taxes	54,168	40,474
Other long-term liabilities	110,694	118,372
Total liabilities	2,016,105	1,982,748
Shareholders’ equity
Common stock - Class A	43,802	43,799
Common stock - Class B	7,478	7,481
Additional paid-in capital	519,636	472,645
Retained earnings	2,211,305	2,112,734
Treasury shares	(1,007,754)	(990,783)
Stock Employee Compensation Trust	(85,314)	(64,242)
Supplemental Retirement Plan Trust	(69,448)	(53,098)
Accumulated other comprehensive loss	(252,500)	(285,453)
Total shareholders’ equity	1,367,205	1,243,083
Total liabilities and shareholders’ equity	$3,383,310	$3,225,831
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	519,006	449,720	472,645	510,546
Issuance of treasury shares	(104)	—	6,435	3,767
Equity-based compensation expense	1,623	1,390	5,990	4,661
Adjustment to market - SECT and SERP	(889)	11,176	34,566	(56,688)
End of period	519,636	462,286	519,636	462,286
RETAINED EARNINGS
Beginning of period	2,183,218	2,211,462	2,112,734	2,128,739
Net earnings (loss)	36,122	(12,590)	122,652	87,182
Dividends	(8,035)	—	(24,081)	(17,049)
End of period	2,211,305	2,198,872	2,211,305	2,198,872
TREASURY SHARES AT COST
Beginning of period	(1,000,389)	(957,082)	(990,783)	(769,569)
Class A and B shares issued related to compensation	478	—	8,920	4,448
Class A and B shares purchased	(7,843)	—	(25,891)	(191,961)
End of period	(1,007,754)	(957,082)	(1,007,754)	(957,082)
STOCK EMPLOYEE COMPENSATION TRUST (SECT)
Beginning of period	(85,034)	(60,386)	(64,242)	(111,492)
Issuance of shares	405	2,804	679	21,129
Purchase of shares	(976)	(32)	(3,535)	(6,241)
Adjustment to market	291	(4,193)	(18,216)	34,797
End of period	(85,314)	(61,807)	(85,314)	(61,807)
SUPPLEMENTAL RETIREMENT PLAN (SERP) TRUST
Beginning of period	(70,047)	(42,672)	(53,098)	(71,546)
Adjustment to market	599	(6,983)	(16,350)	21,891
End of period	(69,448)	(49,655)	(69,448)	(49,655)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(259,577)	(406,644)	(285,453)	(415,477)
Other comprehensive income	7,077	8,511	32,953	17,344
End of period	(252,500)	(398,133)	(252,500)	(398,133)
TOTAL SHAREHOLDERS’ EQUITY	$1,367,205	$1,245,761	$1,367,205	$1,245,761
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Nine Months Ended
(share data)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
COMMON STOCK - CLASS A
Beginning of period	43,802,229	43,799,229	43,799,229	43,794,935
Conversion of Class B to Class A	35	—	3,035	4,294
End of period	43,802,264	43,799,229	43,802,264	43,799,229
COMMON STOCK - CLASS B
Beginning of period	7,477,484	7,480,484	7,480,484	7,484,778
Conversion of Class B to Class A	(35)	—	(3,035)	(4,294)
End of period	7,477,449	7,480,484	7,477,449	7,480,484
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(14,111,891)	(13,370,610)	(13,959,998)	(11,101,512)
Class A shares issued related to compensation	11,749	—	29,309	17,599
Class A shares purchased	(1,722)	—	(171,175)	(2,286,697)
End of period	(14,101,864)	(13,370,610)	(14,101,864)	(13,370,610)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(3,191,331)	(3,344,877)	(3,344,877)	(3,345,489)
Class B shares issued related to compensation	8,926	—	255,979	138,784
Class B shares purchased	(86,482)	—	(179,989)	(138,172)
End of period	(3,268,887)	(3,344,877)	(3,268,887)	(3,344,877)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(585,584)	(734,606)	(557,543)	(886,300)
Issuance of shares	4,548	50,321	8,683	271,577
Purchase of shares	(11,163)	(615)	(43,339)	(70,177)
End of period	(592,199)	(684,900)	(592,199)	(684,900)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	July 3, 2021	June 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$122,652	$87,182
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	56,806	55,859
Amortization	10,000	9,847
Deferred income taxes	4,161	(10,766)
Equity-based compensation expense	6,420	4,661
Impairment of long-lived assets and inventory write-down	—	50,666
Other	(2,781)	6,831
Changes in assets and liabilities providing (using) cash:
Receivables	(21,329)	63,272
Inventories	9,509	(86,050)
Accounts payable	(17,530)	(85,136)
Contract advances	54,414	73,040
Accrued expenses	3,503	1,827
Accrued income taxes	14,776	(20,555)
Net pension and post retirement liabilities	8,380	24,706
Other assets and liabilities	(18,401)	12,463
Net cash provided by operating activities	230,580	187,847
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(77,600)	(54,265)
Purchase of property, plant and equipment	(88,573)	(70,423)
Other investing transactions	3,615	(3,429)
Net cash used by investing activities	(162,558)	(128,117)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	653,500	977,850
Payments on revolving lines of credit	(651,986)	(968,459)
Proceeds from long-term debt	42,300	6,935
Payments on long-term debt	(55,891)	(52,253)
Proceeds from senior notes, net of issuance costs	—	491,769
Payments on senior notes	—	(300,000)
Payments on finance lease obligations	(1,588)	(730)
Payment of dividends	(24,081)	(17,049)
Proceeds from sale of treasury stock	4,603	3,199
Purchase of outstanding shares for treasury	(26,702)	(191,961)
Proceeds from sale of stock held by SECT	679	17,082
Purchase of stock held by SECT	(3,535)	(6,241)
Other financing transactions	—	(5,879)
Net cash used by financing activities	(62,701)	(45,737)
Effect of exchange rate changes on cash	1,265	(932)
Increase in cash, cash equivalents and restricted cash	6,586	13,061
Cash, cash equivalents and restricted cash at beginning of period	85,072	92,548
Cash, cash equivalents and restricted cash at end of period	$91,658	$105,609
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$10,751	$9,063
Equipment and property acquired through lease financing	9,878	16,192
See accompanying Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
Nine Months Ended July 3, 2021
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended July 3, 2021 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 3, 2020. All references to years in these financial statements are to fiscal years.
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

The second step is identifying the performance obligations. A performance obligation is a promise to transfer goods or services to a customer that is distinct in the context of the contract, as defined by ASC 606. We identify a performance obligation for each promise in a contract to transfer a distinct good or service to the customer. As part of our assessment, we consider all goods and/or services promised in the contract, regardless of whether they are explicitly stated or implied by customary business practices. The products and services in our contracts are typically not distinct from one another due to their complexity and reliance on each other or, in many cases, we provide a significant integration service. Accordingly, many of our contracts are accounted for as one performance obligation. In limited cases, our contracts have more than one distinct performance obligation, which occurs when we perform activities that are not highly complex or interrelated or involve different product life cycles. Warranties are provided on certain contracts, but do not typically provide for services beyond standard assurances and are therefore not distinct performance obligations under ASC 606.

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

The fifth and final step is the recognition of revenue. We recognize revenue as the performance obligations are satisfied. ASC 606 provides guidance to help determine if we are satisfying the performance obligation at a point in time or over time. In determining when performance obligations are satisfied, we consider factors such as contract terms, payment terms and whether there is an alternative use of the product or service. In essence, we recognize revenue when, or as control of, the promised goods or services transfer to the customer.

Under ASC 606, revenue recognized over time using an input method that uses costs incurred to date to measure progress toward completion ("cost-to-cost") was 63% and 63% for the three and nine months ended July 3, 2021. The over time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls as the assets are being created or enhanced. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date. Our over-time contracts are primarily firm fixed price.

Revenue is recognized on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and nine months ended July 3, 2021 we recognized additional revenue of $1,962 and $14,497, respectively for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. For the three and nine months ended June 27, 2020 we recognized lower revenues of $6,023 and higher revenues of $3,655, respectively for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and nine months ended July 3, 2021.

As of July 3, 2021, we had contract reserves of $65,988. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

Revenue recognized at the point in time control was transferred to the customer was 37% and 37%, respectively for the three and nine months ended July 3, 2021. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606 - the entity has a present right to payment; the customer has legal title; the customer has physical possession; the customer has the significant risks and rewards of ownership; and the customer has accepted the asset. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized. Inventory costs include all product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations. Shipping and handling costs are considered costs to fulfill a contract and not considered performance obligations. They are included in cost of sales as incurred.
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
Total contract assets and contract liabilities are as follows:

	July 3, 2021	October 3, 2020
Unbilled receivables	$528,231	$493,734
Contract advances	259,425	203,338
Net contract assets	$268,806	$290,396

The increase in contract assets reflects the net impact of billing less than the amount of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional contract advances recorded in excess of revenue recognized during the period. For the three and nine months ended July 3, 2021, we recognized $40,082 and $138,181 of revenue, respectively, that was included in the contract liability balance at the beginning of the period.
Remaining Performance Obligations
As of July 3, 2021, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was approximately 4,600,000. We expect to recognize approximately 43% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 19, Segments, for disclosures related to disaggregation of revenue.

Note 3 - Acquisitions and Divestitures

On June 29, 2021, we announced that we entered into a definitive agreement to sell the assets of our Navigation Aids (Navaids) business to Thales. Navaids is engaged in the business of designing, developing, manufacturing and marketing ground and ship-based radio frequency navigation beacons and related antennas for military and civilian applications. The business is based in Salt Lake City, Utah and is included in our Aircraft Controls segment. The transaction is subject to regulatory review and customary closing conditions.
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
Note 4 - Receivables
Receivables consist of:

	July 3, 2021	October 3, 2020
Accounts receivable	$364,440	$363,089
Unbilled receivables	528,231	493,734
Other	8,837	5,025
Less allowance for credit losses	(4,510)	(6,313)
Receivables, net	$896,998	$855,535
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
Note 5 - Inventories
Inventories, net of reserves, consist of:

	July 3, 2021	October 3, 2020
Raw materials and purchased parts	$235,703	$235,906
Work in progress	330,046	327,990
Finished goods	66,610	59,147
Inventories, net	$632,359	$623,043
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of July 3, 2021 and October 3, 2020.

Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	July 3, 2021	October 3, 2020
Land	$38,041	$37,463
Buildings and improvements	507,566	476,659
Machinery and equipment	792,594	782,194
Computer equipment and software	170,588	158,683
Property, plant and equipment, at cost	1,508,789	1,454,999
Less accumulated depreciation and amortization	(869,587)	(854,501)
Property, plant and equipment, net	$639,202	$600,498
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

Our lease right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and our lease liabilities represent our obligation to make lease payments. Operating lease ROU assets are included in Operating lease right-of-use assets and operating lease liabilities are included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Condensed Balance Sheets. Finance lease ROU assets are included in Property, plant and equipment and finance lease liabilities are included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Condensed Balance Sheets. Operating lease cost is included in Cost of sales and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Finance lease cost is included in Cost of sales, Selling, general and administrative and Interest on the Consolidated Condensed Statements of Earnings.

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease cost	$7,546	$8,456	$22,638	$20,572

Finance lease cost:
Amortization of right-of-use assets	$622	$365	$1,673	$777
Interest on lease liabilities	193	114	520	242
Total finance lease cost	$815	$479	$2,193	$1,019
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	July 3, 2021	June 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$21,929	$19,830
Operating cash flow for finance leases	520	242
Financing cash flow for finance leases	1,588	730
Assets obtained in exchange for lease obligations:
Operating leases	6,139	9,629
Finance leases	3,739	6,563
Supplemental balance sheet information related to leases was as follows:

	July 3, 2021	October 3, 2020
Operating Leases
Operating lease right-of-use assets	$62,507	$68,393

Accrued liabilities and other	$14,737	$15,034
Other long-term liabilities	56,210	60,837
Total operating lease liabilities	$70,947	$75,871

Finance Leases
Property, plant, and equipment, at cost	$19,527	$13,930
Accumulated depreciation	(3,170)	(1,497)
Property, plant, and equipment, net	$16,357	$12,433

Accrued liabilities and other	$2,031	$2,199
Other long-term liabilities	15,557	11,392
Total finance lease liabilities	$17,588	$13,591

Weighted average remaining lease term in years
Operating leases	7.4	7.4
Finance leases	15.3	12.3

Weighted average discount rate
Operating leases	4.7%	4.7%
Finance leases	5.1%	4.8%

Maturities of lease liabilities were as follows:

	July 3, 2021
	Operating Leases	Finance Leases
2021	$4,687	$647
2022	16,895	2,463
2023	13,409	2,356
2024	9,726	2,296
2025	8,056	2,052
Thereafter	37,029	16,127
Total lease payments	89,802	25,941
Less: imputed interest	(18,855)	(8,353)
Total	$70,947	$17,588
Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 3, 2020	$179,521	$261,726	$380,609	$821,856
Acquisition	29,123	—	—	29,123
Divestiture	(312)	—	—	(312)
Foreign currency translation	3,626	60	5,915	9,601
Balance at July 3, 2021	$211,958	$261,786	$386,524	$860,268
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at July 3, 2021. Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at July 3, 2021.
The components of intangible assets are as follows:

		July 3, 2021		October 3, 2020
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$166,105	$(109,290)	$140,048	$(103,733)
Technology-related	9	84,997	(58,233)	77,060	(54,833)
Program-related	23	40,810	(19,556)	38,963	(17,340)
Marketing-related	8	28,823	(22,050)	25,581	(20,981)
Other	10	4,425	(4,164)	4,134	(3,853)
Intangible assets	12	$325,160	$(213,293)	$285,786	$(200,740)
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

Amortization of acquired intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Acquired intangible asset amortization	$3,555	$3,109	$9,974	$9,662
Based on acquired intangible assets recorded at July 3, 2021, amortization is estimated to be approximately:

	2021	2022	2023	2024	2025
Estimated future amortization of acquired intangible assets	$13,600	$14,000	$13,200	$12,400	$11,200
Note 9 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	July 3, 2021	October 3, 2020
U.S. revolving credit facility	$362,625	$362,136
SECT revolving credit facility	7,000	6,000
Senior notes 4.25%	500,000	500,000
Securitization program	55,700	69,000
Other long-term debt	1,370	1,661
Senior debt	926,695	938,797
Less deferred debt issuance cost	(6,951)	(8,465)
Less current installments	(56,062)	(350)
Long-term debt	$863,682	$929,982
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
The SECT has a revolving credit facility with a borrowing capacity of $35,000, maturing on July 26, 2024. Interest is based on LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.
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
The Securitization Program matures on October 29, 2021 and effectively increases our borrowing capacity by up to $80,000. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program is based on 30-day LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material. The agreement governing the Securitization Program contains restrictions and covenants which include limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program has a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which is a subset of the trade receivables sold under this agreement. As of July 3, 2021, our minimum borrowing requirement was $55,700.
Note 10 - Other Accrued Liabilities
Other accrued liabilities consists of:

	July 3, 2021	October 3, 2020
Contract reserves	$65,988	$72,412
Employee benefits	55,572	40,734
Warranty accrual	28,592	27,707
Accrued income taxes	13,959	11,785
Other	52,514	67,850
Other accrued liabilities	$216,625	$220,488
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Warranty accrual at beginning of period	$29,238	$28,386	$27,707	$28,061
Additions from acquisitions	—	—	990	744
Warranties issued during current period	3,102	2,640	10,890	9,677
Adjustments to pre-existing warranties	(95)	(62)	(308)	(1,246)
Reductions for settling warranties	(3,729)	(4,553)	(10,875)	(10,924)
Foreign currency translation	76	56	188	155
Warranty accrual at end of period	$28,592	$26,467	$28,592	$26,467

Note 11 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso and the British pound, we had outstanding foreign currency forwards with notional amounts of $51,982 at July 3, 2021. These contracts mature at various times through June 2, 2023.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of July 3, 2021, we had no outstanding net investment hedges.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At July 3, 2021, we had no outstanding interest rate swaps.
These foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (AOCIL). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2021 or 2020.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in foreign currencies and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $119,045 at July 3, 2021. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains or losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended		Nine Months Ended
	Statements of Earnings location	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net gain (loss)
Foreign currency contracts	Other	$(995)	$(423)	$595	$(1,194)
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	July 3, 2021	October 3, 2020
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$557	$1,818
Foreign currency contracts	Other assets	5	169
	Total asset derivatives	$562	$1,987
Foreign currency contracts	Accrued liabilities and other	$497	$169
Foreign currency contracts	Other long-term liabilities	247	—
	Total liability derivatives	$744	$169
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$325	$1,044
Foreign currency contracts	Accrued liabilities and other	$1,312	$245

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

	Balance Sheets location	July 3, 2021	October 3, 2020
Foreign currency contracts	Other current assets	$882	$2,862
Foreign currency contracts	Other assets	5	169
	Total assets	$887	$3,031
Foreign currency contracts	Accrued liabilities and other	$1,809	$414
Foreign currency contracts	Other long-term liabilities	247	—
	Total liabilities	$2,056	$414
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At July 3, 2021, the fair value of long-term debt was $943,132 compared to its carrying value of $926,695. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 13 - Restructuring
Restructuring activity for severance and other costs is as follows:

	Aircraft Controls	Industrial Systems	Total
Balance at October 3, 2020	$1,247	$9,095	$10,342
Adjustments to provision	(457)	(595)	(1,052)
Cash payments - 2018 plan	—	(310)	(310)
Cash payments - 2020 plan	(611)	(2,122)	(2,733)
Foreign currency translation	—	111	111
Balance at July 3, 2021	$179	$6,179	$6,358
As of July 3, 2021, the restructuring accrual consists of $4,086 for the 2020 plan and $2,272 for the 2018 plan. Restructuring is expected to be paid within a year, except for portions classified as a long-term liabilities based on the nature of the reserve.
Note 14 - Employee Benefit Plans
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
U.S. Plans
Service cost	$5,622	$5,758	$16,866	$17,275
Interest cost	4,276	7,650	12,828	22,948
Expected return on plan assets	(7,636)	(11,021)	(22,908)	(33,063)
Amortization of prior service cost	—	33	—	100
Amortization of actuarial loss	3,430	6,329	10,291	18,987
Expense for U.S. defined benefit plans	$5,692	$8,749	$17,077	$26,247
Non-U.S. Plans
Service cost	$1,214	$1,680	$4,101	$5,017
Interest cost	528	674	1,759	2,066
Expected return on plan assets	(994)	(1,124)	(3,127)	(3,398)
Amortization of prior service cost (credit)	16	(2)	30	(2)
Amortization of actuarial loss	1,405	1,228	4,195	3,656
Curtailment (gain) loss	—	100	(5,830)	100
Settlement loss	—	537	—	537
Expense for non-U.S. defined benefit plans	$2,169	$3,093	$1,128	$7,976
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
U.S. defined contribution plans	$9,151	$7,353	$26,911	$19,957
Non-U.S. defined contribution plans	2,044	1,521	5,709	4,311
Total expense for defined contribution plans	$11,195	$8,874	$32,620	$24,268

Note 15 - Income Taxes
The effective tax rate for the three and nine months ended July 3, 2021 were 25.7% and 23.9%, respectively. The effective tax rate for the three and nine months ended July 3, 2021 is higher than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to tax on earnings generated outside the U.S. Further, there were beneficial provision to return adjustments primarily associated with an increase in the U.S. R&D tax credit. This benefit was offset by an expense resulting from the revaluation of deferred tax liabilities due to a tax rate increase in the UK.
The effective tax rate for the three and nine months ended June 27, 2020 were 46.1% and 17%, respectively. The effective tax rate for the three months and nine months ended June 27, 2020 varies from what would be expected by applying the U.S. federal statutory tax rate of 21% to earnings before income taxes, primarily due to provision to return adjustments associated with an increase in foreign tax credit utilization. The effective tax rate for the three months ended June 27, 2020 also reflects a low earnings before income taxes base.

Note 16 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the nine months ended July 3, 2021 are as follows:

	Accumulated foreign currency translation (1)	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at October 3, 2020	$(102,994)	$(183,653)	$1,194	$(285,453)
Other comprehensive income before reclassifications	27,650	4,238	(65)	31,823
Amounts reclassified from AOCIL	(2,539)	4,939	(1,270)	1,130
Other comprehensive income (loss), net of tax	25,111	9,177	(1,335)	32,953
AOCIL at July 3, 2021	$(77,883)	$(174,476)	$(141)	$(252,500)
(1)Net gains and losses on net investment hedges are recorded as cumulative translation adjustments in AOCIL to the extent that the instruments are effective in hedging the designated risk.
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Nine Months Ended
	Statements of Earnings location	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Retirement liability:
Prior service cost (credit)		$16	$(33)	$30	$(96)
Actuarial losses		4,707	7,405	14,101	22,187
Curtailment (gain) loss		—	100	(5,830)	100
Settlement loss		—	537	—	537
Reclassification from AOCIL into earnings (2)		4,723	8,009	8,301	22,728
Tax effect		(1,123)	(1,915)	(3,362)	(5,438)
Net reclassification from AOCIL into earnings		$3,600	$6,094	$4,939	$17,290
Derivatives:
Foreign currency contracts	Sales	$(178)	$127	$(230)	$134
Foreign currency contracts	Cost of sales	(313)	(162)	(1,418)	(396)
Interest rate swaps	Interest	—	40	—	(1)
Reclassification from AOCIL into earnings		(491)	5	(1,648)	(263)
Tax effect		107	6	378	69
Net reclassification from AOCIL into earnings		$(384)	$11	$(1,270)	$(194)
(2)The reclassifications are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings (Loss).
The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Foreign currency contracts	$(451)	$725	$(103)	$1,357
Interest rate swaps	—	(7)	—	(47)
Net gain (loss)	(451)	718	(103)	1,310
Tax effect	104	(172)	38	(320)
Net deferral in AOCIL of derivatives	$(347)	$546	$(65)	$990

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
Note 18 - Earnings per Share and Dividends
Basic and diluted weighted-average shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Basic weighted-average shares outstanding	32,125,524	32,601,481	32,115,400	33,515,584
Dilutive effect of equity-based awards	229,714	—	190,434	207,139
Diluted weighted-average shares outstanding	32,355,238	32,601,481	32,305,834	33,722,723

Anti-dilutive shares from equity-based awards	20,302	449,199	50,322	103,356
For the three months ended July 3, 2021, we declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock. For the three months ended June 27, 2020, there were no cash dividends declared or paid. For the nine months ended July 3, 2021 and June 27, 2020, we declared and paid cash dividends of $0.75 and $0.50, respectively, on our Class A and Class B common stock.

Note 19 - Segment Information
Disaggregation of net sales by segment for the three and nine months ended July 3, 2021 and June 27, 2020 are as follows:

	Three Months Ended		Nine Months Ended
Market Type	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales:
Military	$175,922	$177,447	$583,140	$526,925
Commercial	96,209	71,941	280,126	403,824
Aircraft Controls	272,131	249,388	863,266	930,749
Space	86,031	74,324	251,679	210,628
Defense	118,856	109,582	347,538	352,528
Space and Defense Controls	204,887	183,906	599,217	563,156
Energy	30,950	31,537	87,841	98,248
Industrial Automation	112,225	94,504	318,662	307,512
Simulation and Test	24,618	24,233	64,518	78,348
Medical	62,541	73,971	194,204	199,646
Industrial Systems	230,334	224,245	665,225	683,754
Net sales	$707,352	$657,539	$2,127,708	$2,177,659

	Three Months Ended		Nine Months Ended
Customer Type	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales:
Commercial	$96,209	$71,941	$280,126	$403,824
U.S. Government (including OEM)	145,722	148,768	453,878	421,654
Other	30,200	28,679	129,262	105,271
Aircraft Controls	272,131	249,388	863,266	930,749
Commercial	28,947	32,358	97,100	100,694
U.S. Government (including OEM)	156,238	135,469	452,365	411,891
Other	19,702	16,079	49,752	50,571
Space and Defense Controls	204,887	183,906	599,217	563,156
Commercial	224,407	216,420	644,412	660,067
U.S. Government (including OEM)	4,496	7,193	15,245	18,636
Other	1,431	632	5,568	5,051
Industrial Systems	230,334	224,245	665,225	683,754
Commercial	349,563	320,719	1,021,638	1,164,585
U.S. Government (including OEM)	306,456	291,430	921,488	852,181
Other	51,333	45,390	184,582	160,893
Net sales	$707,352	$657,539	$2,127,708	$2,177,659

Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, number of employees or profit. Operating profit by segment for the three and nine months ended July 3, 2021 and June 27, 2020 and a reconciliation of segment operating profit to earnings before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating profit (loss):
Aircraft Controls	$20,545	$(42,053)	$70,485	$31,240
Space and Defense Controls	21,339	22,290	71,037	72,224
Industrial Systems	23,004	17,903	66,715	69,477
Total operating profit (loss)	64,888	(1,860)	208,237	172,941
Deductions from operating profit:
Interest expense	8,239	9,440	25,288	29,923
Equity-based compensation expense	1,791	1,390	6,420	4,661
Non-service pension expense (income)	928	4,241	(3,053)	11,440
Corporate and other expenses, net	5,335	6,423	18,488	21,836
Earnings (loss) before income taxes	$48,595	$(23,354)	$161,094	$105,081
Note 20 - Related Party Transactions
John Scannell, Moog's Chairman of the Board and Director and Chief Executive Officer, is a member of the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which for the three and nine months ended July 3, 2021 totaled $3,635 and $10,585, respectively. Credit extension for the three and nine months ended June 27, 2020 totaled $3,467 and $12,261, respectively. At July 3, 2021, we held outstanding leases with a total original cost of $24,805. At July 3, 2021, outstanding deposits on our behalf for future equipment leases totaled $1,271. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 9, Indebtedness.
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
We are contingently liable for $32,447 of standby letters of credit issued to third parties on our behalf at July 3, 2021.

Note 22 - Subsequent Event
On July 29, 2021, we declared a $0.25 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on August 13, 2021 to shareholders of record at the close of business on August 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended October 3, 2020. In addition, the following should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Condensed Financial Statements contained herein. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years and amounts may differ from reported values due to rounding.
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
Under ASC 606, 63% of revenue was recognized over time for the quarter ended July 3, 2021, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the quarter ended July 3, 2021, 37% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
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
We focus on improving shareholder value through strategic revenue growth, both organic and acquired, through improving operating efficiencies and manufacturing initiatives and through utilizing low cost manufacturing facilities without compromising quality. Historically, we have taken a balanced approach to capital deployment in order to maximize shareholder returns over the long-term. Our activities have included strategic acquisitions, share buybacks and dividend payments. As we adapt to the changing COVID-19 environment, we believe we are well positioned to invest in our business and have returned to a balanced capital deployment strategy. We will organically invest in our operations and explore opportunities to make strategic acquisitions and return capital to shareholders.
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
On June 29, 2021, we announced that we entered into a definitive agreement to sell the assets of our Navigation Aids (Navaids) business to Thales. Navaids is engaged in the business of designing, developing, manufacturing and marketing ground and ship-based radio frequency navigation beacons and related antennas for military and civilian applications. The business is based in Salt Lake City, Utah and is included in our Aircraft Controls segment. The transaction is subject to regulatory review and customary closing conditions.
In the first quarter of 2021, we acquired Genesys Aerosystems Group, Inc. (Genesys), headquartered in Mineral Wells, Texas for a purchase price of $78 million, net of acquired cash. Genesys designs and manufactures a full suite of electronic flight instrument systems and autopilot solutions. This operation is included in our Aircraft Controls segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.
In the first quarter of 2021, we sold a non-core business in our Aircraft Controls segment for $2 million in net consideration and recorded a minimal loss in other income.
In the first quarter of 2020, we acquired Gesellschaft für Antriebstechnik mbH and GAT Inc. (GAT), headquartered in Geisenheim, Germany for a purchase price of $54 million, net of acquired cash. GAT designs and manufactures high-end fluid rotating unions and slip rings. This operation is included in our Industrial Systems segment.
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

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of the Consolidated Condensed Financial Statements included in Item 1, Financial Statements of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates (ASU).
COVID-19 IMPACTS ON OUR BUSINESS
The spread of the COVID-19 outbreak has disrupted businesses on a global scale. On March 11, 2020, the World Health Organization classified the outbreak as a pandemic. As we entered this crisis, the Company established two clear priorities: first and foremost the health and safety of our employees and their families, and second, continuing to meet the needs of our customers and secure the financial well-being of the Company. Substantially all of our operations and production activities have, to-date, remained operational. In response to the COVID-19 crisis, we implemented changes in our work practices to maintain a safe working environment for production employees at our facilities, while enabling other employees to productively work from home. As we commence bringing employees back to the workplace and return to in-person meetings with customers and suppliers, we are adopting a flexible work approach. This will allow for a smooth transition from COVID-19 conditions to a future that better meets the needs of the business and the interests of our employees. As economic activity recovers, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders. We believe that our existing financial arrangements are sufficient to meet our operating needs, and have adequate borrowings under short and long-term arrangements that could provide additional relief if necessary.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
(dollars and shares in millions, except per share data)	July 3, 2021	June 27, 2020	$ Variance	% Variance	July 3, 2021	June 27, 2020	$ Variance	% Variance
Net sales	$707	$658	$50	8%	$2,128	$2,178	$(50)	(2%)
Gross margin	26.9%	23.1%			27.3%	26.2%
Research and development expenses	$33	$27	$6	21%	$92	$82	$9	11%
Selling, general and administrative expenses as a percentage of sales	14.2%	14.7%			14.4%	13.9%
Interest expense	$8	$9	$(1)	(13%)	$25	$30	$(5)	(15%)
Other	$—	$4	$(4)	(98%)	$(3)	$14	$(17)	(122%)
Effective tax rate	25.7%	46.1%			23.9%	17.0%
Net earnings (loss)	$36	$(13)	$49	(387%)	$123	$87	$35	41%
Diluted earnings (loss) per share	$1.12	$(0.39)	$1.51	(387%)	$3.80	$2.59	$1.21	47%
Twelve-month backlog					$2,000	$1,700	$300	21%
Net sales increased in the third quarter of 2021 compared to the third quarter of 2020 as sales growth in Space and Defense Controls continued and as Aircraft Controls and Industrial Systems started to recover from the impacts of the global COVID-19 pandemic. Net sales through the first three quarters are down marginally in comparison to the first three quarters of 2020 due to the timing of the recovery from the COVID-19 pandemic.
Gross margin increased in the third quarter and through the first three quarters of 2021 compared to the same periods of 2020 due to the absence of last year's $19 million COVID-19 related inventory write-down in the third quarter. Excluding this charge, gross margin increased modestly in the same period of 2021 compared to 2020. We benefited from increased sales volume across all segments in the third quarter combined with favorable sales mix within Aircraft Controls and Industrial Systems through the first three quarters of 2021.

Research and development expenses increased across all segments in the third quarter and through the first three quarters of 2021 compared to the same periods of 2020. The incorporation of the Genesys acquisition and higher activity across development programs within Aircraft Controls increased expenses $3 million and $6 million, respectively. Research and development expenses also increased in Industrial Systems by $2 million in the third quarter, due to higher innovation spend.

In the third quarter of 2021, selling, general and administrative expenses as a percentage of sales decreased as compared to the third quarter of 2020 as cost containment activities in response to the COVID-19 pandemic provided savings, primarily in Space and Defense Controls and Industrial Systems. However, selling, general and administrative expenses for the first three quarters of 2021 remain slightly higher as a percentage of sales than the same period of 2020, as our cost structure did not decrease at the same rate as our sales declined.
Interest expense through the first three quarters of 2021 decreased compared to the same period of 2020 due to lower interest rates on outstanding debt.
Other expense in the third quarter of 2021 benefited from $3 million of lower non-service pension expense when compared to the same period of 2020. In the first three quarters of 2021, other expense included a $6 million pension curtailment gain associated with the termination of a foreign pension plan. Other expense in the first three quarters of 2020 included $11 million of non-service pension expense, as well as a $4 million call premium as we redeemed our $300 million aggregate principal 5.25% senior notes.
Through the first three quarters of 2021, the effective tax rate differs from the same period of 2020. In the first three quarters of 2021, we revalued our deferred tax liabilities due to an increase in the U.K. tax rate that will become effective in 2023. During the same period of 2020, the effective tax rate was low due to foreign tax credit utilization associated with a prior year tax return filing, and due to the low earnings before income tax base.

The change in twelve-month backlog at July 3, 2021 as compared with the twelve-month backlog at June 27, 2020 was driven by increases across all markets. Backlog increased in Aircraft Controls due to the timing of commercial aircraft orders and additional military development programs. Backlog also increased in Space and Defense Controls driven by higher orders for our new turret program and by increases in space satellite programs. The Industrial Systems backlog increased due to recovering demand for core industrial and industrial components products.

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
Aircraft Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 3, 2021	June 27, 2020	$ Variance	% Variance	July 3, 2021	June 27, 2020	$ Variance	% Variance
Net sales - military aircraft	$176	$177	$(2)	(1%)	$583	$527	$56	11%
Net sales - commercial aircraft	96	72	24	34%	280	404	(124)	(31%)
	$272	$249	$23	9%	$863	$931	$(67)	(7%)
Operating profit (loss)	$21	$(42)	$63	(149%)	$70	$31	$39	126%
Operating margin	7.5%	(16.9)%			8.2%	3.4%
Aircraft Controls' net sales increased in the third quarter of 2021 due to stronger commercial OEM sales as compared to the third quarter of 2020. Through the first three quarters of 2021, as compared to the first three quarters of 2020, the impacts of the global COVID-19 pandemic adversely affected commercial OEM and aftermarket programs.
Across our commercial aircraft programs, the COVID-19 pandemic greatly reduced airline traffic and orders for new aircraft. Also our airframe customers refined their production forecasts and worked down their inventory levels during the second half of 2020. During the our third quarter of 2021, U.S. domestic commercial air traffic began to recover; however, international travel has remained muted and wide body production rates continue to be pressured. In the third quarter of 2021 compared to the third quarter of 2020, sales increased $14 million across our commercial OEM programs and $10 million across our commercial aftermarket programs. However, within military programs, aftermarket sales decreased $22 million across a broad range of programs. We have seen a general slowdown in aftermarket sales as a result of our customers working down their inventory levels after an initial buildup during the early phases of COVID-19. Mostly offsetting this decline were increases across our other military OEM programs, including higher amounts of funded development and the newly acquired sales from the Genesys acquisition.

The sales decline in the first three quarters of 2021 compared to the same period of the 2020 was largely due to the COVID-19 pandemic affecting the commercial aircraft business. Commercial OEM sales declined $110 million and commercial aftermarket sales declined $14 million as the impacts of the COVID-19 pandemic affected all of our programs' sales in 2020. Partially offsetting the declines was a $56 million increase across our military programs including funded development programs, the F-35 program, foreign military programs and sales from Genesys.

Operating margin increased in the third quarter and through the first three quarters of 2021 compared to the same periods of 2020 due to the absence of last year's $53 million COVID-19 related impairment and restructuring charges. Excluding these charges, adjusted operating margin in the third quarter and through the first three quarters of 2020 was 4.4% and 9.0%, respectively. In the third quarter of 2021, higher sales volume and a more favorable sales mix drove operating margin improvement when compared to the adjusted operating margin in the same period of 2020. Through the first three quarters of 2021, operating margin was lower due primarily to the sales decline in our commercial aircraft market when compared to the adjusted operating margin in the same period of 2020. In addition, higher operating costs and lower aftermarket sales further reduced operating margins, offsetting the incremental margin associated with higher levels of military OEM sales.

Space and Defense Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 3, 2021	June 27, 2020	$ Variance	% Variance	July 3, 2021	June 27, 2020	$ Variance	% Variance
Net sales	$205	$184	$21	11%	$599	$563	$36	6%
Operating profit	$21	$22	$(1)	(4%)	$71	$72	$(1)	(2%)
Operating margin	10.4%	12.1%			11.9%	12.8%
Space and Defense Controls' net sales increased in the third quarter of 2021 compared to the third quarter of 2020 due to the continued growth in our space and defense markets. In the first three quarters of 2021 compared to the first three quarters of 2020, increased space program sales were partially offset by sales declines in our defense market.
Across our space programs, we continue to benefit from increased government spending on military applications and civil missions. Sales in our space market increased $12 million in the third quarter of 2021 compared to the third quarter of 2020 due to increases in integrated space vehicles and our satellite avionics programs. Within our defense market, sales increased $9 million, driven by higher levels of defense controls and defense component sales.

The sales changes in the first three quarters of 2021 compared to the first three quarters of 2020 were primarily driven by sales increases in our space market. Sales for our space programs increased $41 million due to increases in launch vehicle programs, integrated space vehicles programs and other development work. Partially offsetting the sales increase was a $5 million sales decline within our defense market. Sales declined $12 million in missile systems due to the timing of orders for development and production missiles. Additionally, sales declined $12 million in our security programs due to lower bookings and as COVID-19 pandemic restrictions delayed on-site installations. Higher sales across defense component programs and naval programs partially offset these defense sales declines.

Operating margin decreased in the third quarter and through the first three quarters of 2021 compared to the same period of 2020 due primarily to higher costs on firm fixed price development contracts, including $3 million of additional contract loss reserves. We also have an unfavorable sales mix due to the higher proportion of development work. Partially offsetting the operating margin decline was the benefit of cost containment actions in response to the COVID-19 pandemic which reduced expenses.

Industrial Systems

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 3, 2021	June 27, 2020	$ Variance	% Variance	July 3, 2021	June 27, 2020	$ Variance	% Variance
Net sales	$230	$224	$6	3%	$665	$684	$(19)	(3%)
Operating profit	$23	$18	$5	28%	$67	$69	$(3)	(4%)
Operating margin	10.0%	8.0%			10.0%	10.2%
Net sales in Industrial Systems increased in the third quarter of 2021 as compared to the third quarter of 2020, driven by recoveries in our industrial automation market. Sales declined in the first three quarters of 2021 as compared to the first three quarters of 2020 as the recent industrial automation recoveries were more than offset by a decline in our other industrial markets.
Stronger foreign currencies, primarily the Euro relative to the U.S. Dollar, increased sales $9 million and $21 million in the third quarter and in the first three quarters of 2021, respectively, compared to the same periods of 2020.
The COVID-19 pandemic, and the associated macroeconomic slowdown and reduced capital investments by our customers, created productivity and demand challenges. Additionally, the decline of the global airline market weakened demand for flight simulation products. These factors started in the second half of our fiscal 2020; however, we have recently started to see signs of recovery. In the third quarter of 2021 compared to the third quarter of 2020, capital spending began to accelerate as economies begin to emerge from the pandemic. Sales increased by $18 million in our industrial automation market across several products as companies began to build capacity to meet recovering demand. Partially offsetting these increases was an $11 million decline in our medical market, as the prior year's surge in response to the COVID-19 pandemic moderated.

The sales decline in the first three quarters of 2021 compared to the first three quarters of 2020 was largely due to the impacts of the COVID-19 pandemic on our simulation and test markets and medical markets, resulting in $14 million and $5 million respective declines. Also, sales into our energy market experienced a $10 million decline. Partially offsetting these declines was an $11 million increase from our industrial automation products, due to the same factors in the third quarter of 2021.

Operating margin increased in the third quarter of 2021 compared to the third quarter of 2020 due to incremental margin resulting from higher sales volume. Through the first three quarters of 2021, operating margin was flat with the same period of 2020, as the incremental gross margin gained in the third quarter offset the incremental research and development investments made in the quarter.

CONSOLIDATED SEGMENT OUTLOOK

			2021 vs. 2020
(dollars in millions)	2021 Outlook	2020	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,140	$1,206	$(65)	(5%)
Space and Defense Controls	795	770	25	3%
Industrial Systems	880	909	(29)	(3%)
	$2,815	$2,885	$(69)	(2%)
Operating profit:
Aircraft Controls	$99	$35	$64	184%
Space and Defense Controls	94	102	(8)	(8%)
Industrial Systems	88	80	8	10%
	$281	$216	$64	30%
Operating margin:
Aircraft Controls	8.6%	2.9%
Space and Defense Controls	11.8%	13.2%
Industrial Systems	10.0%	8.8%
	10.0%	7.5%

Net earnings	$162	$9
Diluted earnings per share	$4.85 - $5.15	$0.28
2021 Outlook – While we begin a return to pre-COVID activities and the macro-economic conditions are improving, the effects of COVID-19 are not behind us. We continue to monitor and assess the changing market conditions. We believe our military aircraft and space markets will remain strong. We expect our industrial automation market will recover and will offset the anticipated softening in our medical market. Also, we continue to work to the production schedules of our major commercial aircraft OEM customers. We expect operating margin will increase due to the absence of last year's $71 million charges associated with the COVID-19 pandemic. Net earnings in 2021 will also benefit from the absence of last year's $121 million non-cash pension settlement charge, as well as lower non-operating expenses, but be somewhat offset by a higher effective tax rate. We expect diluted earnings per share will range between $4.85 and $5.15, with a midpoint of $5.00.

2021 Outlook for Aircraft Controls – We expect 2021 sales in Aircraft Controls will decline due to the effects of the COVID-19 pandemic on our commercial OEM and aftermarket programs over the full year. We also expect the high levels of military aftermarket sales in 2020 do not repeat in 2021. Partially offsetting these declines is an expected growth in military OEM sales, primarily related to higher sales amounts of funded development programs, foreign military programs and F-35. We expect operating margin will increase in 2021 due to the absence of the 2020 COVID-19 pandemic related charges and as our operations align with the new, lower levels of customer demand.

2021 Outlook for Space and Defense Controls – We expect 2021 sales in Space and Defense Controls will increase as growth in our space markets offsets a decline in our defense markets. Within our space market, we expect a continuation of the increased government spending on military applications and civil missions. However, within our defense market, we don't expect our missile systems programs and our security programs to recover from the impacts during the first three quarters of 2021. We expect operating margin will decline due to the unfavorable sales mix as compared to the previous year and higher costs on firm fixed price development contracts.

2021 Outlook for Industrial Systems – We expect 2021 sales in Industrial Systems will decline due to the effects of the COVID-19 pandemic on our medical business and our simulation and test business. In our medical business, we expect lower sales as the prior year's surge does not repeat. Within our simulation and test business, we expect demand for our flight simulation products does not recover in 2021. Partially offsetting these declines is an expected recovery within our industrial automation business. We expect operating margin will improve due to the absence of last year's COVID-19 pandemic related charges. As compared to 2020's adjusted operating margin of 10.3%, we expect operating margin will decrease due to the lower sales volumes.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
(dollars in millions)	July 3, 2021	June 27, 2020	$ Variance
Net cash provided (used) by:
Operating activities	$231	$188	$43
Investing activities	(163)	(128)	(34)
Financing activities	(63)	(46)	(17)
Our available borrowing capacity and our cash flow from operations have provided us with the financial resources needed to make organic investments, fund acquisitive growth and return capital to shareholders.
At July 3, 2021, our cash balances were $92 million, which were primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments.
Operating activities
Net cash provided by operating activities increased in the first three quarters of 2021 compared to the first three quarters of 2020 driven by working capital improvements. Through the first three quarters of 2021, cash from inventories improved $96 million, primarily in our Aircraft Controls and Space and Defense Controls segments. Also, accounts payable used $68 million less cash than a year ago, as we have lower amounts of vendor payments. These working capital benefits were partially offset by accounts receivable and customer advances, which provided $85 million and $19 million less cash than a year ago, respectively.
Investing activities
Net cash used by investing activities in the first three quarters of 2021 included $78 million for our acquisition of Genesys and $89 million for capital expenditures.
Net cash used by investing activities in the first three quarters of 2020 included $54 million for our acquisition of GAT and $70 million for capital expenditures.
Financing activities
Net cash used by financing activities in the first three quarters of 2021 included $12 million of net borrowings on our credit facilities. Additionally, financing activities in the first three quarters of 2021 included $26 million to repurchase shares and $24 million of cash dividends.
Net cash provided by financing activities in the first three quarters of 2020 included the net proceeds of issuing our $500 million aggregate principal 4.25% senior notes, which were used to repay a portion of our outstanding borrowings. Additionally, financing activities in the first three quarters of 2020 included $192 million to repurchase shares and $17 million of cash dividends.
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
Our U.S. revolving credit facility, which matures on October 15, 2024 has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $363 million at July 3, 2021. The weighted-average interest rate on primarily all of the outstanding credit facility borrowings was 1.84% and is principally based on LIBOR plus an applicable margin, which was 1.75% at July 3, 2021. The credit facility is secured by substantially all of our U.S. assets.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on July 26, 2024. Interest was 2.21% as of July 3, 2021 and is based on LIBOR plus a margin of 2.13%. As of July 3, 2021, there was $7 million of outstanding borrowings.
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
We have a trade receivables securitization facility (the "Securitization Program") that matures on October 29, 2021. The Securitization Program provides up to $80 million of borrowing capacity and lowers our cost to borrow funds as compared to the U.S. revolving credit facility. Under the Securitization Program, we sell certain trade receivables and related rights to an affiliate, which in turn sells an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. We had an outstanding balance of $56 million at July 3, 2021. The Securitization Program has a minimum borrowing requirement, which was $56 million at July 3, 2021. Interest on the secured borrowings under the Securitization Program was 1.03% at July 3, 2021 and is based on 30-day LIBOR plus an applicable margin.
At July 3, 2021, we had $745 million of unused capacity, including $705 million from the U.S. revolving credit facility after considering standby letters of credit. Our leverage ratio covenant limits our ability to increase net debt by $541 million as of July 3, 2021.
Net debt to capitalization was 38% at July 3, 2021 and 40% at October 3, 2020, respectively. The decrease in net debt to capitalization is primarily due to our net earnings.
We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in each quarter of 2021.

On November 20, 2020, the Board of Directors authorized a new share repurchase program to replace the previously existing share repurchase program. This program authorizes repurchases that includes both Class A and Class B common stock, and allows us to buy up to an aggregate 3 million common shares. Under this program, we purchased approximately 181,000 shares for $15 million.
Previously, the Board of Directors authorized a share repurchase program that was amended from time to time to authorize additional repurchases that includes both Class A and Class B common stock, and allowed us to buy up to an aggregate 13 million common shares. Under this program, we purchased approximately 13 million shares for $899 million.
As we adapt to the changing COVID-19 environment, we believe we are well positioned to invest in our business and have returned to a balanced capital deployment strategy. We will organically invest in our operations and explore opportunities to make strategic acquisitions and return capital to shareholders.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense and industrial markets. Our businesses continue to face varying levels of pressure from the COVID-19 pandemic.
Within our aerospace and defense markets, our defense and space businesses represented approximately half of our 2020 sales. We expect these businesses may face modest supply chain and production level risks, as they are more directly affected by program funding levels which, have remained stable. However, our commercial aircraft market, which represented less than 20% of our 2020 sales, faced the greatest pressure due to the dramatic reductions in air travel throughout 2020. While domestic travel has started to recently show signs of recovery, international travel remains muted.
Within our industrial markets,which represented less than 25% of our 2020 sales, we have seen a recent recovery within industrial automation; however our simulation and test and energy niche markets continue facing demand challenges from the macroeconomic slowdown and reduced capital investments. Our medical business, which represented approximately 10% of our 2020 sales, experienced a surge in demand for our medical applications essential in the fight against the pandemic. As this surge in demand wanes, we expect to return to normal growth rates in the future.

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

The commercial OEM aircraft market has depended on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that lead to large production backlogs for Boeing and Airbus. However, the impact of the COVID-19 pandemic has drastically reduced air traffic as travel restrictions and social distancing measures were implemented to help control the spread of the virus. The reduced air traffic has applied financial pressures on airlines, and in order to preserve cash and liquidity, have dramatically reduced flight hours and delayed the purchases of new aircraft. Although U.S. domestic air travel has recently increased during our third quarter of 2021, international travel has not yet begun to recover. Given the uncertain length of this pandemic and associated restrictions to travel long distances, the commercial market may shift away from wide-body aircraft. Furthermore, as companies and employees become accustomed to working remotely, business travel and the associated flight hours may not reach the pre-crisis levels. As such, we believe Boeing and Airbus will continue to directionally match their wide-body aircraft production rates with the reduced air traffic volume, which has lowered their demand for our flight control systems. We believe the commercial OEM market's recovery will be heavily dependent on the return to pre-COVID-19 air traffic activity levels and therefore will face pressures for a prolonged period of time.

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
The industrial market we serve with our industrial automation products is influenced by several factors including capital investment levels, the pace of product innovation, economic conditions, cost-reduction efforts and technology upgrades. As governments around the world implemented measures to help control the spread of the COVID-19 virus, the subsequent economic downturn constrained capital investment and slowed investments in product innovation and upgrades. However, starting in our third quarter of 2021, we have seen a modest recovery in these markets.

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

Our energy generation and exploration products operate in a market that is influenced by changing oil and natural gas prices, global urbanization and the resulting change in supply and demand for global energy. Historically, drivers for global growth include investments in power generation infrastructure and exploration of new oil and gas resources. However, the COVID-19 pandemic led to reduced oil prices, reducing the economic feasibility for these investments and explorations, which to-date, have not returned to the pre-pandemic levels.

The medical market we serve, in general, is influenced by economic conditions, regulatory environments, hospital and outpatient clinic spending on equipment, population demographics, medical advances, patient demands and the need for precision control components and systems. The outbreak of the COVID-19 virus created unprecedented demand for medical equipment and has shifted the way hospitals optimize their capacity. Our medical components products are critical motion control components for life saving medical equipment, including ventilators, oxygen concentrators and continuous positive airway pressure (CPAP) machines, among others. The COVID-19 pandemic increased the demand for ventilators, of which our products are a key component of that industry's supply chain. Additionally, our medical devices products including infusion and enteral feeding pumps, and their corresponding disposable sets, are used primarily in the home healthcare environment. Since the COVID-19 pandemic has altered the way hospitals provide care by asking non-critical patients to recuperate at home, our medical devices products saw an increase in orders. However, we have already moved beyond the initial surge in demand as our customers resize their inventory levels.

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-fifth of our 2020 sales were denominated in foreign currencies. During the first nine months of 2021, average foreign currency rates generally strengthened against the U.S. dollar compared to 2020. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $29 million compared to the same period one year ago.

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

These factors are not exhaustive. New factors, risks and uncertainties may emerge from time to time that may affect the forward-looking statements made herein. Given these factors, risks and uncertainties, investors should not place undue reliance on forward-looking statements as predictive of future results. Except as required by applicable law, we disclaim any obligation to update the forward-looking statements made in this report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended October 3, 2020 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of July 3, 2021 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended July 3, 2021.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
April 4, 2021 - May 1, 2021	4,840	$84.40	—	2,904,277
May 2, 2021 - May 29, 2021	5,186	87.79	—	2,904,277
May 30, 2021 - July 3, 2021	89,341	89.03	85,000	2,819,277
Total	99,367	$88.74	85,000	2,819,277
(1)Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement (SECT) of shares of Class B common stock from the Employee Stock Purchase Plan (ESPP), the Moog Inc. Retirement Savings Plan (RSP) and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 2,065 shares at $83.59 in April; 4,910 shares at $87.59 in May and 4,188 shares at $89.05 in June.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In April, we accepted delivery of 1,569 Class A shares at $85.31 and 1,206 Class B shares at $84.61; In May, we accepted delivery of 276 Class B shares at $91.35; In June, we accepted delivery of 153 Class A shares at $89.52.

(3)On November 20, 2020 the Board of Directors approved a new share repurchase program. The program authorizes repurchases of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In June we purchased 85,000 Class B shares at an average price of $89.03.

Item 6. Exhibits.

(a)	Exhibits
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

		(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date:	July 30, 2021	By	/s/ John R. Scannell
John R. Scannell
Chairman of the Board and Director Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2021	By	/s/ Jennifer Walter
Jennifer Walter
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 30, 2021	By	/s/ Michael J. Swope
Michael J. Swope
Controller (Principal Accounting Officer)