Form 10-Q
period 2022-04-02
MOOG INC.
filed 2022-04-29
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022

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
(Registrant's telephone number, including area code)

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The number of shares outstanding of each class of common stock as of April 25, 2022 was:
Class A common stock, 29,001,639 shares
Class B common stock, 2,932,822 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except share and per share data)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales	$770,787	$736,402	$1,494,873	$1,420,356
Cost of sales	556,070	536,493	1,085,776	1,030,804
Inventory write-down	1,705	—	3,205	—
Gross profit	213,012	199,909	405,892	389,552
Research and development	30,720	30,453	58,428	58,461
Selling, general and administrative	111,019	105,131	222,816	204,734
Interest	8,263	8,629	16,245	17,049
Asset impairment	15,236	—	15,236	—
Restructuring	7,793	—	7,793	—
Gain on sale of business	—	—	(16,146)	—
Other	1,268	(6,432)	1,384	(3,191)
Earnings before income taxes	38,713	62,128	100,136	112,499
Income taxes	9,626	13,440	24,784	25,969
Net earnings	$29,087	$48,688	$75,352	$86,530

Net earnings per share
Basic	$0.91	$1.51	$2.35	$2.69
Diluted	$0.91	$1.51	$2.34	$2.68

Average common shares outstanding
Basic	31,984,674	32,146,247	32,021,036	32,110,365
Diluted	32,120,726	32,325,494	32,154,442	32,281,158
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net earnings	$29,087	$48,688	$75,352	$86,530
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(18,283)	(12,935)	(24,843)	20,562
Retirement liability adjustment	4,538	4,322	8,628	5,918
Change in accumulated loss on derivatives	(295)	(702)	(160)	(604)
Other comprehensive income (loss), net of tax	(14,040)	(9,315)	(16,375)	25,876
Comprehensive income	$15,047	$39,373	$58,977	$112,406
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	April 2, 2022	October 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$120,395	$99,599
Restricted cash	1,736	1,315
Receivables, net	931,297	945,929
Inventories, net	591,601	613,095
Prepaid expenses and other current assets	67,802	58,842
Total current assets	1,712,831	1,718,780
Property, plant and equipment, net	668,602	645,778
Operating lease right-of-use assets	61,659	60,355
Goodwill	842,203	851,605
Intangible assets, net	104,608	106,095
Deferred income taxes	16,022	17,769
Other assets	35,568	32,787
Total assets	$3,441,493	$3,433,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$372	$80,365
Accounts payable	222,986	200,602
Accrued compensation	79,709	112,703
Contract advances	321,594	263,686
Accrued liabilities and other	217,780	212,005
Total current liabilities	842,441	869,361
Long-term debt, excluding current installments	832,391	823,355
Long-term pension and retirement obligations	157,962	162,728
Deferred income taxes	70,636	64,642
Other long-term liabilities	107,415	112,939
Total liabilities	2,010,845	2,033,025
Shareholders’ equity
Common stock - Class A	43,804	43,803
Common stock - Class B	7,476	7,477
Additional paid-in capital	543,292	509,622
Retained earnings	2,296,849	2,237,848
Treasury shares	(1,028,414)	(1,007,506)
Stock Employee Compensation Trust	(94,548)	(79,776)
Supplemental Retirement Plan Trust	(73,876)	(63,764)
Accumulated other comprehensive loss	(263,935)	(247,560)
Total shareholders’ equity	1,430,648	1,400,144
Total liabilities and shareholders’ equity	$3,441,493	$3,433,169
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	518,857	505,038	509,622	472,645
Issuance of treasury shares	5,854	3,421	7,609	6,539
Equity-based compensation expense	1,594	1,955	3,999	4,367
Adjustment to market - SECT and SERP	16,987	8,592	22,062	35,455
End of period	543,292	519,006	543,292	519,006
RETAINED EARNINGS
Beginning of period	2,276,082	2,142,566	2,237,848	2,112,734
Net earnings	29,087	48,688	75,352	86,530
Dividends (1)	(8,320)	(8,036)	(16,351)	(16,046)
End of period	2,296,849	2,183,218	2,296,849	2,183,218
TREASURY SHARES AT COST
Beginning of period	(1,023,086)	(1,000,795)	(1,007,506)	(990,783)
Class A and B shares issued related to compensation	4,496	7,592	5,573	8,442
Class A and B shares purchased	(9,824)	(7,186)	(26,481)	(18,048)
End of period	(1,028,414)	(1,000,389)	(1,028,414)	(1,000,389)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(82,721)	(78,597)	(79,776)	(64,242)
Issuance of shares	5,499	—	7,574	274
Purchase of shares	(8,121)	(1,904)	(10,396)	(2,559)
Adjustment to market	(9,205)	(4,533)	(11,950)	(18,507)
End of period	(94,548)	(85,034)	(94,548)	(85,034)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(66,094)	(65,986)	(63,764)	(53,098)
Adjustment to market	(7,782)	(4,061)	(10,112)	(16,949)
End of period	(73,876)	(70,047)	(73,876)	(70,047)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(249,895)	(250,262)	(247,560)	(285,453)
Other comprehensive income (loss)	(14,040)	(9,315)	(16,375)	25,876
End of period	(263,935)	(259,577)	(263,935)	(259,577)
TOTAL SHAREHOLDERS’ EQUITY	$1,430,648	$1,338,457	$1,430,648	$1,338,457
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Cash dividends were $0.26 and $0.51 per share for the three and six months ended April 2, 2022, respectively. Cash dividends were $0.25 and $0.50 per share for three and six months ended April 3, 2021, respectively.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Six Months Ended
(share data)	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
COMMON STOCK - CLASS A
Beginning of period	43,803,236	43,802,229	43,803,236	43,799,229
Conversion of Class B to Class A	625	—	625	3,000
End of period	43,803,861	43,802,229	43,803,861	43,802,229
COMMON STOCK - CLASS B
Beginning of period	7,476,477	7,477,484	7,476,477	7,480,484
Conversion of Class B to Class A	(625)	—	(625)	(3,000)
End of period	7,475,852	7,477,484	7,475,852	7,477,484
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(14,326,118)	(14,018,121)	(14,157,721)	(13,959,998)
Class A shares issued related to compensation	6,987	3,108	29,029	17,560
Class A shares purchased	(57,943)	(96,878)	(248,382)	(169,453)
End of period	(14,377,074)	(14,111,891)	(14,377,074)	(14,111,891)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(3,154,267)	(3,366,679)	(3,179,055)	(3,344,877)
Class B shares issued related to compensation	140,834	175,994	199,172	247,053
Class B shares purchased	(68,834)	(646)	(102,384)	(93,507)
End of period	(3,082,267)	(3,191,331)	(3,082,267)	(3,191,331)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(603,707)	(561,951)	(600,880)	(557,543)
Issuance of shares	68,763	—	93,763	4,135
Purchase of shares	(97,116)	(23,633)	(124,943)	(32,176)
End of period	(632,060)	(585,584)	(632,060)	(585,584)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
(dollars in thousands)	April 2, 2022	April 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$75,352	$86,530
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	38,316	37,622
Amortization	6,735	6,436
Deferred income taxes	4,834	(1,187)
Equity-based compensation expense	4,578	4,629
Gain on sale of business	(16,146)	—
Asset impairment and Inventory write-down	18,441	—
Other	2,692	(3,115)
Changes in assets and liabilities providing (using) cash:
Receivables	(4,223)	(47,697)
Inventories	6,951	9,301
Accounts payable	24,388	(5,088)
Contract advances	60,392	51,349
Accrued expenses	(28,324)	(1,799)
Accrued income taxes	8,217	12,691
Net pension and post retirement liabilities	8,927	3,846
Other assets and liabilities	(30,933)	(16,151)
Net cash provided by operating activities	180,197	137,367
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(11,837)	(77,600)
Purchase of property, plant and equipment	(74,087)	(58,019)
Other investing transactions	37,776	1,895
Net cash used by investing activities	(48,148)	(133,724)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	463,950	503,200
Payments on revolving lines of credit	(455,476)	(467,700)
Proceeds from long-term debt	—	39,800
Payments on long-term debt	(80,181)	(39,903)
Payments on finance lease obligations	(1,085)	(1,042)
Payment of dividends	(16,351)	(16,046)
Proceeds from sale of treasury stock	8,701	4,230
Purchase of outstanding shares for treasury	(26,481)	(18,844)
Proceeds from sale of stock held by SECT	7,574	274
Purchase of stock held by SECT	(10,396)	(2,559)
Net cash (used) provided by financing activities	(109,745)	1,410
Effect of exchange rate changes on cash	(1,087)	887
Increase in cash, cash equivalents and restricted cash	21,217	5,940
Cash, cash equivalents and restricted cash at beginning of period	100,914	85,072
Cash, cash equivalents and restricted cash at end of period	$122,131	$91,012
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$4,482	$10,751
Equipment and property acquired through lease financing	17,648	9,433
See accompanying Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
Six Months Ended April 2, 2022
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended April 2, 2022 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 2, 2021. All references to years in these financial statements are to fiscal years.
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
Impairment of Assets
Long-lived assets, including acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We estimate fair value using undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows, or with another comparable method.
In 2022, we recorded impairment charges on long-lived assets in our Aircraft Controls segment. These charges relate to property, plant and equipment that experienced a significant decline in value due to a slower than expected recovery of our commercial aircraft business. In addition, we have recorded impairment charges on receivables and inventories associated with Russian actions in Ukraine. These charges are included in asset impairment in the Consolidated Condensed Statement of Earnings.
See Note 4 - Receivables, Note 5 - Inventories, Note 6 - Property, Plant and Equipment and Note 12 - Fair Value for additional disclosures relating to impairment charges recorded.
Recent Accounting Pronouncements Adopted

There have been no accounting pronouncements adopted for the six months ended April 2, 2022.

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

Revenue is recognized on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and six months ended April 2, 2022 we recognized lower revenue of $2,238 and additional revenue of $8,740, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. For the three and six months ended April 3, 2021 we recognized additional revenue of $10,563 and $12,535, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and six months ended April 2, 2022.

As of April 2, 2022, we had contract reserves of $47,380. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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
Total contract assets and contract liabilities are as follows:

	April 2, 2022	October 2, 2021
Unbilled receivables	$590,416	$546,764
Contract advances	321,594	263,686
Net contract assets	$268,822	$283,078

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the three and six months ended April 2, 2022, we recognized $56,481 and $131,165 of revenue, respectively, that was included in the contract liability balance at the beginning of the period.

Remaining Performance Obligations
As of April 2, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,100,000. We expect to recognize approximately 45% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 19 - Segments, for disclosures related to disaggregation of revenue.
Note 3 - Acquisitions and Divestitures

Acquisitions

On February 21, 2022, we acquired TEAM Accessories Limited ("TEAM") based in Dublin, Ireland for a purchase price, net of acquired cash, of $14,890, consisting of $11,837 in cash and contingent consideration with an initial fair value of $3,053. TEAM specializes in Maintenance, Repair and Overhaul ("MRO") of engine and airframe components. This operation is included in our Aircraft Controls segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.
On December 18, 2020, we acquired Genesys Aerosystems Group, Inc. ("Genesys"), headquartered in Mineral Wells, Texas for a purchase price of $77,600, net of acquired cash. Genesys designs and manufactures a full suite of electronic flight instrument systems and autopilot solutions. This operation is included in our Aircraft Controls segment.
Divestitures
On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Aircraft Controls segment to THALES USA Inc. We received proceeds at closing of $38,611, which are included in other investing transactions on the Consolidated Condensed Statements of Cash Flows and recorded a gain of $16,146, net of transaction costs. The sale is subject to customary post closing working capital and other adjustments, including amounts currently held in escrow.
In the first quarter of 2021, we sold a non-core business in our Aircraft Controls segment for $2,081 in net consideration in other investing transactions and recorded a loss of $683.

Note 4 - Receivables
Receivables consist of:

	April 2, 2022	October 2, 2021
Accounts receivable	$335,755	$395,674
Unbilled receivables	590,416	546,764
Other	9,536	7,842
Less allowance for credit losses	(4,410)	(4,351)
Receivables, net	$931,297	$945,929
Net receivables disclosed above reflects the non-cash write-down of $642 recorded for the three months ended April 2, 2022 associated with Russian actions in Ukraine.
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
The proceeds of the RPA are classified as operating activities in our Consolidated Condensed Statement of Cash Flows and were used to pay off the outstanding balance of the Securitization Program. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $122,947 and $255,716 for the three and six months ended April 2, 2022, respectively. Total cash collections under the RPA were $112,518 and $155,716 for the three and six months ended April 2, 2022, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of April 2, 2022, the amount sold to the Purchasers was $100,000, which was derecognized from the Consolidated Condensed Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $596,419 as of April 2, 2022.
Previously we securitized certain trade receivables in transactions that were accounted for as secured borrowings (the "Securitization Program"). We maintained a subordinated interest in a portion of the pool of trade receivables that were securitized. The retained interest, which is included in Receivables in the Consolidated Condensed Balance Sheets, is recorded at fair value, which approximates the total amount of the designated pool of accounts receivable. Refer to Note 9 - Indebtedness, for additional disclosures related to the Securitization Program.
The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	April 2, 2022	October 2, 2021
Raw materials and purchased parts	$232,046	$231,406
Work in progress	300,687	315,762
Finished goods	58,868	65,927
Inventories, net	$591,601	$613,095
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of April 2, 2022 and October 2, 2021.
We have recorded impairment charges on inventory of $1,705 for the three months ended April 2, 2022 associated with Russian actions in Ukraine.
Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	April 2, 2022	October 2, 2021
Land	$37,194	$35,762
Buildings and improvements	513,316	506,450
Machinery and equipment	809,641	791,984
Computer equipment and software	193,818	179,066
Property, plant and equipment, at cost	1,553,969	1,513,262
Less accumulated depreciation and amortization	(885,367)	(867,484)
Property, plant and equipment, net	$668,602	$645,778
We have recorded impairment charges on property, plant and equipment totaling $14,594 for the three months ended April 2, 2022, based on expected cash flows over the remaining life of the assets in relation to the impairment taken by the Company associated with a slower than expected recovery of our commercial aircraft business.

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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Operating lease cost	$7,218	$8,208	$14,158	$15,092

Finance lease cost:
Amortization of right-of-use assets	$672	$557	$1,259	$1,051
Interest on lease liabilities	247	166	464	327
Total finance lease cost	$919	$723	$1,723	$1,378
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	April 2, 2022	April 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$14,615	$14,194
Operating cash flow for finance leases	464	327
Financing cash flow for finance leases	1,085	1,042
Assets obtained in exchange for lease obligations:
Operating leases	9,744	5,893
Finance leases	7,904	3,540
Supplemental balance sheet information related to leases was as follows:

	April 2, 2022	October 2, 2021
Operating Leases
Operating lease right-of-use assets	$61,659	$60,355

Accrued liabilities and other	$13,204	$14,176
Other long-term liabilities	58,986	57,277
Total operating lease liabilities	$72,190	$71,453

Finance Leases
Property, plant, and equipment, at cost	$27,345	$19,861
Accumulated depreciation	(4,159)	(3,375)
Property, plant, and equipment, net	$23,186	$16,486

Accrued liabilities and other	$2,783	$2,014
Other long-term liabilities	22,013	15,904
Total finance lease liabilities	$24,796	$17,918

Weighted average remaining lease term in years
Operating leases	7.4	7.4
Finance leases	18.7	15.5

Weighted average discount rate
Operating leases	4.6%	4.7%
Finance leases	4.6%	5.0%

Maturities of lease liabilities were as follows:

	April 2, 2022
	Operating Leases	Finance Leases
2022	$8,360	$1,878
2023	14,871	3,728
2024	11,715	3,691
2025	9,741	3,510
2026	8,512	3,226
Thereafter	33,972	29,283
Total lease payments	87,171	45,316
Less: imputed interest	(14,981)	(20,520)
Total	$72,190	$24,796
Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 2, 2021	$210,779	$261,767	$379,059	$851,605
Acquisition	6,367	—	—	6,367
Divestiture	(6,961)	—	—	(6,961)
Foreign currency translation	(1,729)	(28)	(7,051)	(8,808)
Balance at April 2, 2022	$208,456	$261,739	$372,008	$842,203
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at April 2, 2022. Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at April 2, 2022.
The components of intangible assets are as follows:

		April 2, 2022		October 2, 2021
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	12	$167,896	$(110,915)	$163,215	$(108,844)
Technology-related	9	81,757	(59,571)	82,716	(58,119)
Program-related	23	39,331	(20,140)	40,211	(19,707)
Marketing-related	8	28,662	(22,638)	28,590	(22,212)
Other	10	1,873	(1,647)	1,963	(1,718)
Intangible assets	12	$319,519	$(214,911)	$316,695	$(210,600)
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

Amortization of acquired intangible assets is as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Acquired intangible asset amortization	$3,329	$3,586	$6,727	$6,419
Based on acquired intangible assets recorded at April 2, 2022, amortization is estimated to be approximately:

	2022	2023	2024	2025	2026
Estimated future amortization of acquired intangible assets	$13,500	$13,100	$12,300	$11,200	$11,000
Note 9 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	April 2, 2022	October 2, 2021
U.S. revolving credit facility	$320,100	$321,886
SECT revolving credit facility	17,000	7,000
Senior notes 4.25%	500,000	500,000
Securitization program	—	80,000
Other long-term debt	1,100	1,280
Senior debt	838,200	910,166
Less deferred debt issuance cost	(5,437)	(6,446)
Less current installments	(372)	(80,365)
Long-term debt	$832,391	$823,355
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
At April 2, 2022, we had $500,000 aggregate principal amount of 4.25% senior notes due December 15, 2027 with interest paid semiannually on June 15 and December 15 of each year, which commenced on June 15, 2020. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. The aggregate net proceeds were used to repay indebtedness under our U.S. revolving credit facility, thereby increasing the unused portion of our U.S. revolving credit facility.

The Securitization Program was extended on October 29, 2021, effectively increasing our borrowing capacity by up to $80,000. Under the Securitization Program, we sold certain trade receivables and related rights to an affiliate, which in turn sold an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program was based on 30-day LIBOR plus an applicable margin. A commitment fee was also charged based on a percentage of the unused amounts available and was not material. The agreement governing the Securitization Program contained restrictions and covenants which included limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program had a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which was a subset of the trade receivables sold under this agreement. See Note 4 - Receivables, for information related to the amended and restated RPA, which replaced the Securitization Program.
Note 10 - Other Accrued Liabilities
Other accrued liabilities consists of:

	April 2, 2022	October 2, 2021
Contract reserves	$47,380	$58,857
Employee benefits	61,345	54,146
Warranty accrual	24,471	26,602
Accrued income taxes	17,412	12,908
Other	67,172	59,492
Other accrued liabilities	$217,780	$212,005
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Warranty accrual at beginning of period	$25,026	$29,338	$26,602	$27,707
Additions from acquisitions	—	—	—	990
Warranties issued during current period	2,835	3,724	3,400	7,788
Adjustments to pre-existing warranties	(42)	(249)	(66)	(213)
Reductions for settling warranties	(3,139)	(3,363)	(4,854)	(7,146)
Divestiture adjustment	(38)	—	(368)	—
Foreign currency translation	(171)	(212)	(243)	112
Warranty accrual at end of period	$24,471	$29,238	$24,471	$29,238

Note 11 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso and the British pound, we had outstanding foreign currency contracts with notional amounts of $51,047 at April 2, 2022. These contracts mature at various times through September 1, 2023.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of April 2, 2022, we had no outstanding net investment hedges.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At April 2, 2022, we had no outstanding interest rate swaps.
Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2022 or 2021.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $101,673 at April 2, 2022. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended		Six Months Ended
	Statements of Earnings location	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net gain (loss)
Foreign currency contracts	Other	$(2,134)	$(1,795)	$(4,038)	$3,093
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	April 2, 2022	October 2, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$559	$325
Foreign currency contracts	Other assets	414	104
	Total asset derivatives	$973	$429
Foreign currency contracts	Accrued liabilities and other	$1,610	$1,235
Foreign currency contracts	Other long-term liabilities	270	537
	Total liability derivatives	$1,880	$1,772
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$587	$226
Foreign currency contracts	Accrued liabilities and other	$595	$480

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	April 2, 2022	October 2, 2021
Foreign currency contracts	Other current assets	$1,146	$551
Foreign currency contracts	Other assets	414	104
	Total assets	$1,560	$655
Foreign currency contracts	Accrued liabilities and other	$2,205	$1,715
Foreign currency contracts	Other long-term liabilities	270	537
Acquisition contingent consideration	Accrued liabilities and other	989	—
Acquisition contingent consideration	Other long-term liabilities	2,095	—
	Total liabilities	$5,559	$2,252
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Balance at beginning of period	$—	$—	$—	$—
Additions from acquisitions	3,053	—	3,053	—
Increase in discounted future cash flows recorded as interest expense	31	—	31	—
Balance at end of period	$3,084	$—	$3,084	$—
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At April 2, 2022, the fair value of long-term debt was $816,825 compared to its carrying value of $838,200. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.
Property, plant and equipment, inventories and receivables have been measured at fair values on a nonrecurring basis using future discounted cash flows and other observable inputs (Level 3) and are not included in the fair value tables above. Impairment losses of $16,941 for the three months ended April 2, 2022, are recorded as a result of these measurements and are described in Note 4 - Receivables, Note 5 - Inventories and Note 6 - Property, Plant and Equipment.

Note 13 - Restructuring
In 2022, we initiated restructuring actions in relation to portfolio shaping activities in our Space and Defense and Industrial Systems segments and for slower than expected business recovery in our Aircraft Controls segment. These actions have and will result in workforce reductions, principally in the U.S., U.K. and Europe. The 2022 restructuring charge consists of non-cash charges related to an inventory write-down of $1,500, equipment of $969 and severance of $6,824 for businesses we are no longer pursuing. Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 2, 2021	$179	$—	$5,486	$5,665
Charged to expense - 2022 plan	4,232	3,337	1,724	9,293
Non-cash charges - 2022 plan	—	(2,469)	—	(2,469)
Cash payments - 2022 plan	—	(305)	(43)	(348)
Cash payments - 2020 plan	—	—	(444)	(444)
Cash payments - 2018 plan	—	—	(198)	(198)
Foreign currency translation	—	—	(14)	(14)
Balance at April 2, 2022	$4,411	$563	$6,511	$11,485
As of April 2, 2022, the restructuring accrual consists of $6,477 for the 2022 plan, $3,177 for the 2020 plan and $1,831 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve.
Note 14 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
U.S. defined contribution plans	$11,169	$8,918	$21,714	$17,491
Non-U.S. defined contribution plans	2,386	2,340	4,538	3,934
Total expense for defined contribution plans	$13,555	$11,258	$26,252	$21,425
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
U.S. Plans
Service cost	$4,956	$5,622	$9,913	$11,244
Interest cost	4,561	4,276	9,123	8,552
Expected return on plan assets	(7,450)	(7,636)	(14,901)	(15,272)
Amortization of actuarial loss	3,897	3,431	7,793	6,861
Expense for U.S. defined benefit plans	$5,964	$5,693	$11,928	$11,385
Non-U.S. Plans
Service cost	$1,107	$1,219	$2,229	$2,887
Interest cost	627	526	1,261	1,231
Expected return on plan assets	(886)	(990)	(1,783)	(2,133)
Amortization of prior service cost	15	16	30	14
Amortization of actuarial loss	1,004	1,403	2,026	2,790
Curtailment gain	—	(5,830)	—	(5,830)
Expense for non-U.S. defined benefit plans	$1,867	$(3,656)	$3,763	$(1,041)

Note 15 - Income Taxes
The effective tax rate for the three and six months ended April 2, 2022 were 24.9% and 24.8%, respectively. The effective tax rate for the three and six months ended April 2, 2022 is higher than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to tax on earnings generated outside the U.S.
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

Note 16 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the six months ended April 2, 2022 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at October 2, 2021	$(92,989)	$(153,210)	$(1,361)	$(247,560)
OCI before reclassifications	(24,798)	1,598	(624)	(23,824)
Amounts reclassified from AOCIL	(45)	7,030	464	7,449
OCI, net of tax	(24,843)	8,628	(160)	(16,375)
AOCIL at April 2, 2022	$(117,832)	$(144,582)	$(1,521)	$(263,935)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Six Months Ended
	Statements of Earnings location	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Retirement liability:
Prior service cost		$15	$16	$30	$14
Actuarial losses		4,583	4,705	9,183	9,394
Curtailment gain		—	(5,830)	—	(5,830)
Reclassification from AOCIL into earnings		4,598	(1,109)	9,213	3,578
Tax effect		(1,090)	(1,121)	(2,183)	(2,239)
Net reclassification from AOCIL into earnings		$3,508	$(2,230)	$7,030	$1,339
Derivatives:
Foreign currency contracts	Sales	$176	$(80)	$244	$(52)
Foreign currency contracts	Cost of sales	299	(548)	349	(1,105)
Reclassification from AOCIL into earnings		475	(628)	593	(1,157)
Tax effect		(105)	145	(129)	271
Net reclassification from AOCIL into earnings		$370	$(483)	$464	$(886)
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.
The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Foreign currency contracts	$(857)	$(283)	$(802)	$348
Net gain (loss)	(857)	(283)	(802)	348
Tax effect	192	64	178	(66)
Net deferral in AOCIL of derivatives	$(665)	$(219)	$(624)	$282

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
Note 18 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Basic weighted-average shares outstanding	31,984,674	32,146,247	32,021,036	32,110,365
Dilutive effect of equity-based awards	136,052	179,247	133,406	170,793
Diluted weighted-average shares outstanding	32,120,726	32,325,494	32,154,442	32,281,158

Anti-dilutive shares from equity-based awards	54,057	57,751	58,204	72,940

Note 19 - Segments
Disaggregation of net sales by segment for the three and six months ended April 2, 2022 and April 3, 2021 are as follows:

	Three Months Ended		Six Months Ended
Market Type	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales:
Military	$192,089	$201,520	$378,038	$407,218
Commercial	119,179	102,841	236,547	183,917
Aircraft Controls	311,268	304,361	614,585	591,135
Space	87,074	87,837	174,657	165,648
Defense	136,275	118,331	256,548	228,682
Space and Defense Controls	223,349	206,168	431,205	394,330
Energy	32,316	28,247	63,782	56,891
Industrial Automation	110,411	111,206	212,554	206,437
Simulation and Test	29,625	19,774	51,800	39,900
Medical	63,818	66,646	120,947	131,663
Industrial Systems	236,170	225,873	449,083	434,891
Net sales	$770,787	$736,402	$1,494,873	$1,420,356

	Three Months Ended		Six Months Ended
Customer Type	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales:
Commercial	$119,179	$102,841	$236,547	$183,917
U.S. Government (including OEM)	138,026	151,479	281,905	308,156
Other	54,063	50,041	96,133	99,062
Aircraft Controls	311,268	304,361	614,585	591,135
Commercial	28,554	37,019	52,877	68,153
U.S. Government (including OEM)	180,109	157,955	350,124	296,127
Other	14,686	11,194	28,204	30,050
Space and Defense Controls	223,349	206,168	431,205	394,330
Commercial	235,165	218,052	442,400	420,005
U.S. Government (including OEM)	153	4,428	3,939	10,749
Other	852	3,393	2,744	4,137
Industrial Systems	236,170	225,873	449,083	434,891
Commercial	382,898	357,912	731,824	672,075
U.S. Government (including OEM)	318,288	313,862	635,968	615,032
Other	69,601	64,628	127,081	133,249
Net sales	$770,787	$736,402	$1,494,873	$1,420,356

	Three Months Ended		Six Months Ended
Revenue Recognition Method	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net sales:
Over-time	$239,720	$241,935	$486,369	$472,055
Point in time	71,548	62,426	128,216	119,080
Aircraft Controls	311,268	304,361	614,585	591,135
Over-time	207,309	189,434	399,755	363,745
Point in time	16,040	16,734	31,450	30,585
Space and Defense Controls	223,349	206,168	431,205	394,330
Over-time	40,287	29,367	69,312	57,101
Point in time	195,883	196,506	379,771	377,790
Industrial Systems	236,170	225,873	449,083	434,891
Over-time	487,316	460,736	955,436	892,901
Point in time	283,471	275,666	539,437	527,455
Net sales	$770,787	$736,402	$1,494,873	$1,420,356
Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit by segment for the three and six months ended April 2, 2022 and April 3, 2021 and a reconciliation of segment operating profit to earnings before income taxes are as follows:

	Three Months Ended		Six Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Operating profit:
Aircraft Controls	$12,441	$22,018	$54,356	$49,940
Space and Defense Controls	24,075	26,652	45,374	49,698
Industrial Systems	20,723	23,813	37,914	43,711
Total operating profit	57,239	72,483	137,644	143,349
Deductions from operating profit:
Interest expense	8,263	8,629	16,245	17,049
Equity-based compensation expense	1,920	2,127	4,578	4,629
Non-service pension expense (income)	1,472	(4,901)	2,957	(3,981)
Corporate and other expenses, net	6,871	4,500	13,728	13,153
Earnings before income taxes	$38,713	$62,128	$100,136	$112,499

Note 20 - Related Party Transactions
John Scannell, Moog's Chairman of the Board of Directors and Chief Executive Officer, is a member of the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which for the three and six months ended April 2, 2022 totaled $4,220 and $7,863, respectively. Credit extension for the three and six months ended April 3, 2021 totaled $3,521 and $6,950, respectively. At April 2, 2022, we held outstanding leases with a total original cost of $16,925. At April 2, 2022, outstanding deposits on our behalf for future equipment leases totaled $2,419. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 9 - Indebtedness. Wilmington Trust, a subsidiary of M&T Bank, is the trustee of the pension assets for our qualified U.S. defined benefit plan.
Note 21 - Commitments and Contingencies
From time to time, we are involved in legal proceedings. We are not a party to any pending legal proceedings which management believes will result in a material adverse effect on our financial condition, results of operations or cash flows.
We are engaged in administrative proceedings with governmental agencies and legal proceedings with governmental agencies and other third parties in the normal course of our business, including environmental matters. We believe that adequate reserves have been established for our share of the estimated cost for all currently pending environmental administrative or legal proceedings and do not expect that these environmental matters will have a material adverse effect on our financial condition, results of operations or cash flows.
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
We are contingently liable for $24,109 of standby letters of credit issued by a bank to third parties on our behalf at April 2, 2022.
Note 22 - Subsequent Event
On April 28, 2022, we declared a $0.26 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on May 31, 2022 to shareholders of record at the close of business on May 13, 2022.

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
Under ASC 606, 63% of revenue was recognized over time for the quarter ended April 2, 2022, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the quarter ended April 2, 2022, 37% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
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
We focus on improving shareholder value through strategic revenue growth, both organic and acquired, through improving operating efficiencies and manufacturing initiatives and through utilizing low cost manufacturing facilities without compromising quality. Historically, we have taken a balanced approach to capital deployment in order to maximize shareholder returns over the long-term. These activities have included strategic acquisitions, share buybacks and dividend payments. We are well positioned to invest in our business. By accelerating the pace of internal investments, both in terms of capital expenditures as well as investments in new market opportunities, we believe we can create more long term value for our shareholders. We will also continue to explore opportunities to make strategic acquisitions and return capital to shareholders.
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
Acquisitions
On February 21, 2022, we acquired TEAM Accessories Limited ("TEAM") based in Dublin, Ireland for a purchase price, net of acquired cash of $15 million, consisting of $12 million in cash and contingent consideration with an initial fair value of $3 million. TEAM specializes in Maintenance, Repair and Overhaul ("MRO") of engine and airframe components. This operation is included in our Aircraft Controls segment.
On December 18, 2020, we acquired Genesys Aerosystems Group, Inc. ("Genesys"), headquartered in Mineral Wells, Texas for a purchase price of $78 million. Genesys designs and manufactures a full suite of electronic flight instrument systems and autopilot solutions. This operation is included in our Aircraft Controls segment.
Divestitures
On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Aircraft Controls segment to Thales. We received proceeds of $39 million at closing and recorded a gain of $16 million, net of transaction costs. The sale is subject to customary post closing working capital and other adjustments, including amounts currently held in escrow.
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

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 - Basis of Presentation in the Consolidated Condensed Financial Statements included in Item 1, Financial Statements of this report for further information regarding Financial Accounting Standards Board issued ASU.
COVID-19 IMPACTS ON OUR BUSINESS
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. Substantially all of our operations and production activities have, to-date, remained operational. However, the impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by customer demand variability. Although we saw stable and growing backlogs during the first half of 2022 across a number of our end markets, COVID-19 related disruptions are ongoing and continue to adversely challenge our business. The demand variability is most notable in our commercial aircraft business. While we remain bullish about the commercial aircraft business, we believe the recovery to pre-pandemic activity will take longer than originally anticipated. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
(dollars and shares in millions, except per share data)	April 2, 2022	April 3, 2021	$ Variance	% Variance	April 2, 2022	April 3, 2021	$ Variance	% Variance
Net sales	$771	$736	$34	5%	$1,495	$1,420	$75	5%
Gross margin	27.6%	27.1%			27.2%	27.4%
Research and development expenses	$31	$30	$—	1%	$58	$58	$—	—%
Selling, general and administrative expenses as a percentage of sales	14.4%	14.3%			14.9%	14.4%
Interest expense	$8	$9	$—	(4%)	$16	$17	$(1)	(5%)
Asset impairment	$15	$—	$15	—%	$15	$—	$15	—%
Restructuring expense	$8	$—	$8	—%	$8	$—	$8	—%
Gain on sale of business	$—	$—	$—	—%	$(16)	$—	$(16)	n/a
Other	$1	$(6)	$8	(120%)	$1	$(3)	$5	(143%)
Effective tax rate	24.9%	21.6%			24.8%	23.1%
Net earnings	$29	$49	$(20)	(40%)	$75	$87	$(11)	(13%)
Diluted earnings per share	$0.91	$1.51	$(0.60)	(40%)	$2.34	$2.68	$(0.34)	(13%)
Twelve-month backlog					$2,300	$1,900	$400	21%
Net sales increased in the second quarter and in the first half of 2022 compared to the same periods of 2021 across all of our segments, particularly in our defense and commercial aftermarket programs.
Gross margin in the second quarter of 2022 increased compared to the second quarter of 2021. The increase was driven by a more favorable sales mix within both Aircraft Controls and Industrial Systems. Gross margin decreased in the first half of 2022 compared to the first half of 2021. The second quarter's favorable sales mix was offset by operational inefficiencies across our segments in the first quarter of 2022.

Research and development expenses in the second quarter and in the first half of 2022 were in line with the same periods of 2021. Higher investment activity in Industrial Systems was offset by reduced spending in Aircraft Controls and Space and Defense Controls.

During the first half of 2022, selling, general and administrative expenses increased as compared to the first half of 2021. These increases were attributable to increased investments in operations to support the current business environment.

The first quarter of 2022 included a $16 million benefit from the sale of our NAVAIDS business. Our portfolio shaping activities, primarily due to the NAVAIDS business sale, contributed a net $0.33 of diluted earnings per share. In the second quarter of 2022, we incurred $15 million of asset impairments and $8 million of restructuring expenses, primarily in Aircraft Controls, due to business resizing and continued portfolio shaping activities. In addition, we recognized $2 million in asset impairments and inventory write-down charges associated with Russian actions in Ukraine. These charges had an impact of $0.59 on diluted earnings per share. We expect the second quarter's restructuring and impairment benefits to average $4 million per quarter for the next four quarters.

The change in twelve-month backlog at April 2, 2022 as compared with the twelve-month backlog at April 3, 2021 was driven by increases in all segments. Twelve-month backlog increased in Industrial Systems due to recovering demand for our core industrial products. The increase in backlog within Space and Defense Controls was due to increases in space satellite programs and by higher orders for defense control programs. Backlog also increased in Aircraft Controls due to the receipt of commercial OEM orders, which was partially offset by various military programs.

SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note 19 - Segments in the Notes to Consolidated Condensed Financial Statements included in this report.
Aircraft Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	April 2, 2022	April 3, 2021	$ Variance	% Variance	April 2, 2022	April 3, 2021	$ Variance	% Variance
Net sales - military aircraft	$192	$202	$(9)	(5%)	$378	$407	$(29)	(7%)
Net sales - commercial aircraft	119	103	16	16%	237	184	53	29%
	$311	$304	$7	2%	$615	$591	$23	4%
Operating profit	$12	$22	$(10)	(43%)	$54	$50	$4	9%
Operating margin	4.0%	7.2%			8.8%	8.4%
Aircraft Controls' net sales increased in the second quarter of 2022 and in the first half of 2022 as compared to the same periods of 2021. These increases are attributed to stronger commercial aftermarket sales, somewhat offset by a decrease in military OEM program sales.
In the second quarter of 2022 compared to the second quarter of 2021, sales increased $16 million in commercial aftermarket, with $12 million on the 787. The 787 aftermarket growth reflects recovering international travel and one-time test equipment sales. Our commercial OEM programs were up marginally in the second quarter, as increased sales across our business jets and legacy Boeing programs were mostly offset by lower 787 OEM sales.

Military OEM sales decreased $16 million from the second quarter of 2021. The timing of orders and material receipts affecting F-35 and foreign military programs decreased sales $16 million. The prior year's quarter included $5 million of sales from our NAVAIDS business, which we divested in the first quarter of 2022. These decreases were partially offset by $7 million of increased sales across our helicopter programs. Within military aftermarket, sales increased $7 million. Higher repair volume increased V-22 and F-15 sales $3 million each.

The sales increases in the first half of 2022 compared to the first half of 2021 were largely due to the same factors as the second quarter. As we continue to see recovery within the commercial aircraft market, OEM sales increased $28 million. OEM sales to Airbus, primarily driven by the A350, increased $14 million, business jet sales increased $12 million and sales for Genesys programs increased $4 million. Commercial aftermarket sales also increased $25 million across all of our programs. Somewhat offsetting these increases was a $29 million decrease in military OEM sales, primarily on the F-35 and foreign military programs.

Operating margin increased slightly through the first half of 2022 compared to the same period of 2021. Included in this increase was the divestiture of our NAVAIDS business completed as part of our portfolio shaping activities, resulting in a $16 million gain. Offsetting this increase in the second quarter of 2022 was $15 million of impairment and $4 million of restructuring expenses. We made adjustments to our staffing and asset base due to delays in our major customers' expected volume recoveries. The benefits from these actions are expected to average $3 million per quarter for the next four quarters. Excluding the charges in the second quarter, adjusted operating margin was 10.0%. Adjusted operating margin for the first half of 2022 was 9.3% excluding both the second quarter charges and the gain from the NAVAIDS sale. The adjusted operating margin increase, as compared to the first half of 2021, was driven by a more favorable sales mix from higher military and commercial aftermarket sales.

Space and Defense Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	April 2, 2022	April 3, 2021	$ Variance	% Variance	April 2, 2022	April 3, 2021	$ Variance	% Variance
Net sales	$223	$206	$17	8%	$431	$394	$37	9%
Operating profit	$24	$27	$(3)	(10%)	$45	$50	$(4)	(9%)
Operating margin	10.8%	12.9%			10.5%	12.6%
Space and Defense Controls' net sales increased in the second quarter of 2022 compared to the second quarter of 2021, due to continued growth in our defense market. In the first half of 2022 compared to the first half of 2021, net sales increased as a result of continued growth within both our space and defense markets.
In the second quarter of 2022 compared with the second quarter of 2021, sales in our defense market increased $18 million, as strong growth of our RIwP SHORAD program increased sales $19 million. The defense increase was marginally offset by a $1 million sales decrease in our space market. The timing of hypersonic development activity and the completion of orders across our heritage space components business decreased sales $12 million. Mostly offsetting these declines was an $11 million sales increase from our satellite business.

The sales increases in the first half of 2022 compared to the first half of 2021 were largely due to the same factors as the second quarter. Through the first half of the year, sales in our defense market increased $28 million, led by a $30 million sales increase in our RIwP program. In addition, sales for our space programs increased $9 million as development work, including our satellite business, was partially offset by the timing of hypersonic activity and satellite controls.

The second quarter of 2022 included $2 million of restructuring charges as we continued our portfolio refinement activities and resized our business. Excluding these charges, adjusted operating margin for the second quarter of 2022 was 11.6%. Combined with the inventory write-down charge in the first quarter, adjusted operating margin for the first half of 2022 was 11.3%. Continued COVID-19 related direct labor inefficiencies contributed to the lower margins.

Industrial Systems

	Three Months Ended				Six Months Ended
(dollars in millions)	April 2, 2022	April 3, 2021	$ Variance	% Variance	April 2, 2022	April 3, 2021	$ Variance	% Variance
Net sales	$236	$226	$10	5%	$449	$435	$14	3%
Operating profit	$21	$24	$(3)	(13%)	$38	$44	$(6)	(13%)
Operating margin	8.8%	10.5%			8.4%	10.1%
Net sales in Industrial Systems increased in the second quarter and in the first half of 2022 compared to the second quarter and the first half of 2021. These increases were driven by recoveries in our simulation and test and energy markets. Weaker foreign currencies, primarily the Euro relative to the U.S. Dollar, decreased sales $6 million and $8 million, respectively, in the second quarter of 2022 and the first half relative to the same periods of 2021.
In the second quarter of 2022 compared to the second quarter of 2021, sales within our simulation and test market increased $10 million. This reflects demand recovery in flight training activity. Also, sales increased $4 million in our energy market, driven by higher on-shore and off-shore generation and exploration activity. Partially offsetting these increases was a $3 million sales decline in our medical market from lower component sales for ventilator applications.

The sales increases in the first half of 2022 compared to the first half of 2021 were largely due to the same factors as the second quarter. Sales increased $12 million in our simulation and test market and $7 million in our energy market. In addition, within our industrial automation market, sales increased $6 million as customers continued to build capacity to meet recovering demand. For the first half of 2022, sales in our medical market decreased $11 million, due to both lower component and medical device sales.

Operating margin decreased in the first half of 2022 compared to the first half of 2021. In the second quarter of 2022, we incurred a $2 million impairment charge on assets associated with Russian actions in Ukraine, and an additional $2 million of restructuring charges related to our portfolio refinement activities. Excluding these charges, adjusted operating margin was 10.5% for the second quarter and 9.3% for the first half of 2022. In the first quarter of 2022, as part of our continued portfolio refinement activities, we incurred moving expenses and production disruptions as we consolidated facilities in Europe and the US. These activities further reduced our operating margin.

CONSOLIDATED SEGMENT OUTLOOK

			2022 vs. 2021
(dollars in millions)	2022 Outlook	2021	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,245	$1,161	$84	7%
Space and Defense Controls	880	799	81	10%
Industrial Systems	910	892	18	2%
	$3,035	$2,852	$183	6%
Operating profit:
Aircraft Controls	$123	$97	$27	28%
Space and Defense Controls	98	88	10	11%
Industrial Systems	82	86	(4)	(5%)
	$303	$271	$32	12%
Operating margin:
Aircraft Controls	9.9%	8.3%
Space and Defense Controls	11.1%	11.1%
Industrial Systems	9.0%	9.6%
	10.0%	9.5%

Net earnings	$169	$157
Diluted earnings per share	$5.04 - $5.44	$4.87
2022 Outlook – We expect higher sales across all segments in 2022. We expect operating margin will increase due to the gain on the NAVAIDS sale, as well as operational improvements within Aircraft Controls and Space and Defense Controls. A portion of this margin improvement will be offset by charges associated with continued portfolio shaping activities and resizing the business. As a result, we expect our earnings per share range to be between $5.04 and $5.44, with a midpoint of $5.24. Excluding the $16 million NAVAIDS gain and the first half charges, which include $15 million in impairment charges, $8 million in restructuring charges and $2 million in charges from Russian actions in Ukraine, we expect our adjusted earnings per share will range between $5.30 and $5.70, with a midpoint of $5.50. This adjusted outlook is unchanged from the prior quarter's outlook. Management believes that the adjusted outlook may be useful in evaluating the financial condition and results of operations of the Company.

2022 Outlook for Aircraft Controls – We expect 2022 sales within commercial aircraft to increase due to higher activity in our OEM programs, combined with general recoveries within business jets and strong commercial aftermarket sales. We also expect that military sales will decrease marginally. Lower F-35 OEM activity, foreign military sales and the sales from the NAVAIDS business we divested in the first quarter of 2022, will be partially offset by increases from helicopters and funded development programs. We expect operating margin will increase in 2022 due to improvement in labor utilization and productivity rates.

2022 Outlook for Space and Defense Controls – We expect 2022 sales in Space and Defense Controls will increase in both markets. Within our defense market, we expect higher sales from the ramp up of our RIwP program, and higher component sales. We expect the sales increase in our space market to be driven by higher sales from advanced missions and satellites, partially offset by timing on hypersonic program activity. We expect operating margin to remain in line with 2021 as incremental margin on higher sales, primarily in our defense market, is offset by our performance in the first half of the year.

2022 Outlook for Industrial Systems – We expect an increase in Industrial Systems' sales in 2022 when compared to 2021. We anticipate strong sales within our simulation and test market as flight simulation activity recovers. We also expect a modest sales increase within our energy business. We expect operating margin will decrease in 2022 as compared to 2021, as our ongoing portfolio shaping activities will offset the benefit of our growing backlog.

FINANCIAL CONDITION AND LIQUIDITY

	Six Months Ended
(dollars in millions)	April 2, 2022	April 3, 2021	$ Variance
Net cash provided (used) by:
Operating activities	$180	$137	$43
Investing activities	(48)	(134)	86
Financing activities	(110)	1	(111)
Our available borrowing capacity and our cash flow from operations have provided us with the financial resources needed to make organic investments, fund acquisitive growth and return capital to shareholders.
At April 2, 2022, our cash balances were $122 million, which were primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments.
Operating activities
Net cash provided by operating activities increased in the first half of 2022 compared to the first half of 2021. The first half of 2022 included $100 million from our receivables purchase agreement. Excluding this benefit, cash provided by operating activities decreased. In accounts receivable, we used $56 million more in cash, exclusive of the receivables purchasing agreement. This is due, in part, to the timing of invoicing from strong sales late in the second quarter. Also, accounts receivable increased in commercial aircraft programs where our production level was higher than the rate at which our customers took deliveries.
Investing activities
Net cash used by investing activities in the first half of 2022 included $74 million for capital expenditures, as we increased investments in facilities to support growth and provide next generation manufacturing capabilities. Also, the first half of 2022 included $12 million for the acquisition of TEAM Accessories. These cash outflows were partially offset by the proceeds from the sale of the NAVAIDS business.
Net cash used by investing activities in the first half of 2021 included $78 million for our acquisition of Genesys and $58 million for capital expenditures. Capital expenditures in 2021 were constrained in response to COVID-19 uncertainty.
Financing activities
Net cash used by financing activities in the first half of 2022 included $72 million of net paydown on our credit facilities. Additionally, financing activities in the first half of 2022 included $17 million of share repurchases and $16 million of cash dividends.
Net cash provided by financing activities in the first half of 2021 included $35 million of net proceeds on our credit facilities. Additionally, financing activities in the first half of 2021 included $18 million to fund our stock repurchase program and $16 million of cash dividends.
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
Our U.S. revolving credit facility, which matures on October 15, 2024, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $320 million at April 2, 2022. The weighted-average interest rate on the majority of the outstanding credit facility borrowings was 1.92% and is principally based on LIBOR plus the applicable margin, which was 1.50% at April 2, 2022. The credit facility is secured by substantially all of our U.S. assets.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on July 26, 2024. Interest was 2.54% as of April 2, 2022 and is based on LIBOR plus a margin of 2.13%. As of April 2, 2022, there were $17 million of outstanding borrowings.
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
On November 4, 2021, the Receivables Subsidiary, a wholly owned bankruptcy remote special purpose subsidiary of the Company, as seller, the Company, as master servicer, Wells Fargo Bank, N.A., as the Agent and the Purchasers entered into an Amended and Restated RPA. The RPA matures on November 4, 2024 and is subject to customary termination events related to transactions of this type.
Under the RPA, the Receivables Subsidiary may sell receivables to the Purchasers in amounts up to a $100 million limit. The receivables will be sold to the Purchasers in consideration for the Purchasers making payments of cash, which is referred to as "capital" for purposes of the RPA, to the Receivables Subsidiary in accordance with the terms of the RPA. The Receivables Subsidiary may sell receivables to the Purchasers so long as certain conditions are satisfied, including that, at any date of determination, the aggregate capital paid to the Receivables Subsidiary does not exceed a "capital coverage amount", equal to an adjusted net receivables pool balance minus a required reserve. Each Purchaser's share of capital accrues yield at a floating rate plus an applicable margin, which totaled 1.34% as of April 2, 2022.
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

Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. As of April 2, 2022, the amount sold to the Purchasers and derecognized was $100 million.

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
At April 2, 2022, we had $785 million of unused capacity, including $756 million from the U.S. revolving credit facility after considering standby letters of credit. Our leverage ratio covenant limits our ability to increase net debt by $581 million as of April 2, 2022.
Net debt to capitalization was 33% at April 2, 2022 and 36% at October 2, 2021. The decrease in net debt to capitalization is primarily due to the repayment of outstanding borrowings.
We declared and paid cash dividends of $0.25 and $0.26 per share on our Class A and Class B common stock in the first and second quarters of 2022, respectively. We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in the first and second quarters of 2021.
The Board of Directors authorized a share repurchase program that authorizes repurchases for both Class A and Class B common stock, and allows us to buy up to an aggregate 3 million common shares. Under this program, since inception we purchased approximately 482,000 shares for $37 million.
We are well positioned to invest in our business and by accelerating the pace of internal investments, both in terms of capital expenditures as well as investments in new market opportunities, we believe we can create more long term value for our shareholders. We will also continue to explore opportunities to make strategic acquisitions and return capital to shareholders.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense and industrial markets. Our businesses continue to face varying levels of supply chain and production level pressures from the COVID-19 pandemic.
Our defense and aerospace businesses represented 69% of our 2021 sales. Within the defense market, our programs are directly affected by funding levels, which have remained relatively stable. Our commercial aircraft market, which represented less than 15% of our 2021 sales, continues to face the greatest pressure due to dramatic reductions in air travel throughout the past two years. While domestic travel has recovered, international travel remains below pre-pandemic levels.
Within our industrial markets, which represented 31% of our 2021 sales, we have seen recent signs of recovery within industrial automation, simulation and test and energy markets. However, as customer demand increases, we are now experiencing supply chain pressures and direct labor inefficiencies. Our medical business, which represented less than 10% of our 2021 sales, experienced a surge in demand for our medical applications essential in the fight against the pandemic. This surge in demand has waned, as our customers have resized their inventory levels.

A common factor throughout our markets is the continuing demand for technologically advanced products.
Aerospace and Defense
Within aerospace and defense, we serve three end markets: defense, commercial aircraft and space.
The defense market is dependent on military spending for development and production programs. We have a growing development program order book for future generation aircraft and hypersonic missiles, and we strive to embed our technologies within these high-performance military programs of the future. Aircraft production programs are typically long-term in nature, offering predictable capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Lightning II, FA-18E/F Super Hornet and V-22 Osprey. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. defense spending can increase; at other times, defense spending can decrease. The enacted U.S. Department of Defense budget for the government's fiscal year 2022 included an increase in defense spending from the prior year. Future levels of defense spending are uncertain, subject to presidential and congressional approval, and could increase in the near-term given the current global tensions.

The commercial OEM aircraft market has depended on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. However, the impact of the COVID-19 pandemic drastically reduced air traffic as travel restrictions were implemented to help control the spread of the virus. Although U.S. domestic air travel has recently increased, international travel has not yet fully recovered. Given the uncertain length of this pandemic and associated restrictions to long distance travel, the commercial wide-body aircraft market will take longer to recover. Furthermore, as companies and employees become accustomed to working remotely, business travel and the associated flight hours may not reach the pre-pandemic levels. As such, we believe Boeing and Airbus will continue to directionally match their wide-body aircraft production rates with the reduced air traffic volume, which has lowered their demand for our flight control systems. We believe the commercial OEM market's recovery is heavily dependent on the return to pre-COVID-19 air traffic activity levels and therefore will face pressures for a prolonged period of time.

The commercial aftermarket is driven by usage and the age of the existing aircraft fleet for passenger and cargo aircraft, which drives the need for maintenance and repairs. While there were initial dramatic reductions in flight hours and airlines took cash preservation measures due to the impacts of COVID-19, we have seen a recovery in the demand volume for our maintenance services and spare parts.

The space market is comprised of four customer markets: the civil market, the U.S. Department of Defense market, the commercial space market and the new space market. The civil market, namely NASA, is driven by investment for commercial and exploration activities, including NASA's return to the moon. The U.S. Department of Defense market is driven by governmental-authorized levels of defense spending, including funding for hypersonic defense technologies. Levels of U.S. defense spending could increase as there is growing emphasis on space as the next frontier of potential future conflicts. The commercial space market is comprised of large satellite customers, which traditionally sell to communications companies. Trends for this market, as well as for commercial launch vehicles, follow demand for increased capacity. This, in turn tends to track with underlying demand for increased consumption of telecommunication services, satellite replacements and global navigation needs. The new space market is driven by investments to increase the speed and access to space through smaller satellites at reduced cost.
Industrial
Within industrial, we serve two end markets: industrial, consisting of industrial automation products, simulation and test products and energy generation and exploration products; and medical.
The industrial market we serve with our industrial automation products is influenced by several factors including capital investment levels, the pace of product innovation, economic conditions, cost-reduction efforts, technology upgrades and the subsequent effects of the COVID-19 pandemic. The industrial market remains on the path to recovery, with benchmark indices showing continued strong expansion. As our industrial market continues to recover, ongoing supply chain constraints continue to impact our operations. We are unable to predict the extent to which the pandemic and related impacts will continue to affect our business.

Our simulation and test products operate in markets that were largely affected by the same factors and investment challenges stemming from the COVID-19 pandemic. However, we are seeing stronger order demand for flight simulation systems as the airline market recovers beyond the pandemic-related constrained spending.

Our energy generation and exploration products operate in a market that is influenced by changing oil and natural gas prices, global urbanization and the resulting change in supply and demand for global energy. Historically, drivers for global growth include investments in power generation infrastructure and exploration of new oil and gas resources. Recently, we have seen oil prices rise above pre-pandemic levels due, in part, to global disruptions.

The medical market we serve, in general, is influenced by economic conditions, regulatory environments, hospital and outpatient clinic spending on equipment, population demographics, medical advances, patient demands and the need for precision control components and systems. When the COVID-19 pandemic altered the way hospitals provided care by asking non-critical patients to recuperate at home, our medical devices products saw an increase in orders. This surge in demand has waned, as our customers have resized their inventory levels.
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-fifth of our 2021 sales were denominated in foreign currencies. During the first six months of 2022, average foreign currency rates generally weakened against the U.S. dollar compared to 2021. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $9 million compared to the same period one year ago.

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
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of April 2, 2022 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended April 2, 2022.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
January 2, 2022 - January 29, 2022	136,188	$77.81	52,169	2,521,030
January 30, 2022 - February 26, 2022	4,991	75.36	3,105	2,517,925
February 27, 2022 - April 2, 2022	82,714	84.31	—	2,517,925
Total	223,893	$80.16	55,274	2,517,925
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 15,684 shares at $81.34 in January; 1,886 shares at $76.56 in February and 79,546 shares at $84.25 in March.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In January, we accepted delivery of 221 Class A shares at $80.46. In March, we accepted delivery of 2,448 Class A shares at $88.23 and 71 Class B shares at $86.22. In connection with the issuance of shares to the ESPP, we purchased 68,114 Class B shares at $80.00 per share from the SECT in January. In connection with the issuance of equity-based awards, we purchased 649 Class B shares at $77.05 per share from the SECT in March.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In January we purchased 52,169 Class A shares at an average price of $73.88 and in February we purchased 3,105 Class A shares at an average price of $74.63.

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

Moog Inc.

(Registrant)

Date:	April 29, 2022	By	/s/ John R. Scannell
John R. Scannell
Chairman of the Board and Director Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2022	By	/s/ Jennifer Walter
Jennifer Walter
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 29, 2022	By	/s/ Michael J. Swope
Michael J. Swope
Controller (Principal Accounting Officer)