Form 10-Q
period 2022-07-02
MOOG INC.
filed 2022-07-29
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The number of shares outstanding of each class of common stock as of July 25, 2022 was:
Class A common stock, 28,961,475 shares
Class B common stock, 3,019,313 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$772,911	$707,352	$2,267,784	$2,127,708
Cost of sales	560,966	516,750	1,646,742	1,547,554
Inventory write-down	202	—	3,407	—
Gross profit	211,743	190,602	617,635	580,154
Research and development	25,890	33,095	84,318	91,556
Selling, general and administrative	113,886	100,597	336,702	305,331
Interest	9,131	8,239	25,376	25,288
Asset impairment	692	—	15,928	—
Restructuring	576	—	8,369	—
Gain on sale of business	—	—	(16,146)	—
Other	1,759	76	3,143	(3,115)
Earnings before income taxes	59,809	48,595	159,945	161,094
Income taxes	9,400	12,473	34,184	38,442
Net earnings	$50,409	$36,122	$125,761	$122,652

Net earnings per share
Basic	$1.58	$1.12	$3.93	$3.82
Diluted	$1.57	$1.12	$3.91	$3.80

Average common shares outstanding
Basic	31,922,377	32,125,524	31,988,150	32,115,400
Diluted	32,067,431	32,355,238	32,125,438	32,305,834
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net earnings	$50,409	$36,122	$125,761	$122,652
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(43,954)	4,549	(68,797)	25,111
Retirement liability adjustment	5,438	3,259	14,066	9,177
Change in accumulated loss on derivatives	(1,533)	(731)	(1,693)	(1,335)
Other comprehensive income (loss), net of tax	(40,049)	7,077	(56,424)	32,953
Comprehensive income	$10,360	$43,199	$69,337	$155,605
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	July 2, 2022	October 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$93,912	$99,599
Restricted cash	1,952	1,315
Receivables, net	973,771	945,929
Inventories, net	592,358	613,095
Prepaid expenses and other current assets	60,693	58,842
Total current assets	1,722,686	1,718,780
Property, plant and equipment, net	673,620	645,778
Operating lease right-of-use assets	68,800	60,355
Goodwill	826,307	851,605
Intangible assets, net	98,375	106,095
Deferred income taxes	15,010	17,769
Other assets	34,258	32,787
Total assets	$3,439,056	$3,433,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$1,008	$80,365
Accounts payable	219,428	200,602
Accrued compensation	86,593	112,703
Contract advances	293,794	263,686
Accrued liabilities and other	211,769	212,005
Total current liabilities	812,592	869,361
Long-term debt, excluding current installments	856,097	823,355
Long-term pension and retirement obligations	153,277	162,728
Deferred income taxes	71,799	64,642
Other long-term liabilities	113,866	112,939
Total liabilities	2,007,631	2,033,025
Shareholders’ equity
Common stock - Class A	43,806	43,803
Common stock - Class B	7,474	7,477
Additional paid-in capital	528,571	509,622
Retained earnings	2,338,956	2,237,848
Treasury shares	(1,031,904)	(1,007,506)
Stock Employee Compensation Trust	(85,565)	(79,776)
Supplemental Retirement Plan Trust	(65,929)	(63,764)
Accumulated other comprehensive loss	(303,984)	(247,560)
Total shareholders’ equity	1,431,425	1,400,144
Total liabilities and shareholders’ equity	$3,439,056	$3,433,169
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	543,292	519,006	509,622	472,645
Issuance of treasury shares	1,578	(104)	9,187	6,435
Equity-based compensation expense	1,707	1,623	5,706	5,990
Adjustment to market - SECT and SERP	(18,006)	(889)	4,056	34,566
End of period	528,571	519,636	528,571	519,636
RETAINED EARNINGS
Beginning of period	2,296,849	2,183,218	2,237,848	2,112,734
Net earnings	50,409	36,122	125,761	122,652
Dividends (1)	(8,302)	(8,035)	(24,653)	(24,081)
End of period	2,338,956	2,211,305	2,338,956	2,211,305
TREASURY SHARES AT COST
Beginning of period	(1,028,414)	(1,000,389)	(1,007,506)	(990,783)
Class A and B shares issued related to compensation	514	478	6,087	8,920
Class A and B shares purchased	(4,004)	(7,843)	(30,485)	(25,891)
End of period	(1,031,904)	(1,007,754)	(1,031,904)	(1,007,754)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(94,548)	(85,034)	(79,776)	(64,242)
Issuance of shares	12	405	7,586	679
Purchase of shares	(1,088)	(976)	(11,484)	(3,535)
Adjustment to market	10,059	291	(1,891)	(18,216)
End of period	(85,565)	(85,314)	(85,565)	(85,314)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(73,876)	(70,047)	(63,764)	(53,098)
Adjustment to market	7,947	599	(2,165)	(16,350)
End of period	(65,929)	(69,448)	(65,929)	(69,448)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(263,935)	(259,577)	(247,560)	(285,453)
Other comprehensive income (loss)	(40,049)	7,077	(56,424)	32,953
End of period	(303,984)	(252,500)	(303,984)	(252,500)
TOTAL SHAREHOLDERS’ EQUITY	$1,431,425	$1,367,205	$1,431,425	$1,367,205
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Cash dividends were $0.26 and $0.77 per share for the three and nine months ended July 2, 2022, respectively. Cash dividends were $0.25 and $0.75 per share for three and nine months ended July 3, 2021, respectively.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Nine Months Ended
(share data)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
COMMON STOCK - CLASS A
Beginning of period	43,803,861	43,802,229	43,803,236	43,799,229
Conversion of Class B to Class A	2,004	35	2,629	3,035
End of period	43,805,865	43,802,264	43,805,865	43,802,264
COMMON STOCK - CLASS B
Beginning of period	7,475,852	7,477,484	7,476,477	7,480,484
Conversion of Class B to Class A	(2,004)	(35)	(2,629)	(3,035)
End of period	7,473,848	7,477,449	7,473,848	7,477,449
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(14,377,074)	(14,111,891)	(14,157,721)	(13,959,998)
Class A shares issued related to compensation	8,678	11,749	37,707	29,309
Class A shares purchased	(53,291)	(1,722)	(301,673)	(171,175)
End of period	(14,421,687)	(14,101,864)	(14,421,687)	(14,101,864)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(3,082,267)	(3,191,331)	(3,179,055)	(3,344,877)
Class B shares issued related to compensation	26,530	8,926	225,702	255,979
Class B shares purchased	(160)	(86,482)	(102,544)	(179,989)
End of period	(3,055,897)	(3,268,887)	(3,055,897)	(3,268,887)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(632,060)	(585,584)	(600,880)	(557,543)
Issuance of shares	136	4,548	93,899	8,683
Purchase of shares	(12,827)	(11,163)	(137,770)	(43,339)
End of period	(644,751)	(592,199)	(644,751)	(592,199)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	July 2, 2022	July 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$125,761	$122,652
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	56,169	56,806
Amortization	9,998	10,000
Deferred income taxes	7,644	4,161
Equity-based compensation expense	6,747	6,420
Gain on sale of business	(16,146)	—
Asset impairment and Inventory write-down	19,335	—
Other	4,960	(2,781)
Changes in assets and liabilities providing (using) cash:
Receivables	(58,668)	(21,329)
Inventories	(6,778)	9,509
Accounts payable	27,184	(17,530)
Contract advances	35,867	54,414
Accrued expenses	(24,066)	3,503
Accrued income taxes	7,692	14,776
Net pension and post retirement liabilities	13,490	8,380
Other assets and liabilities	(24,925)	(18,401)
Net cash provided by operating activities	184,264	230,580
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(11,837)	(77,600)
Purchase of property, plant and equipment	(106,713)	(88,573)
Other investing transactions	33,283	3,615
Net cash used by investing activities	(85,267)	(162,558)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	661,675	653,500
Payments on revolving lines of credit	(629,251)	(651,986)
Proceeds from long-term debt	—	42,300
Payments on long-term debt	(80,273)	(55,891)
Payments on finance lease obligations	(1,779)	(1,588)
Payment of dividends	(24,653)	(24,081)
Proceeds from sale of treasury stock	10,792	4,603
Purchase of outstanding shares for treasury	(30,485)	(26,702)
Proceeds from sale of stock held by SECT	7,586	679
Purchase of stock held by SECT	(11,484)	(3,535)
Net cash used by financing activities	(97,872)	(62,701)
Effect of exchange rate changes on cash	(6,175)	1,265
Increase (decrease) in cash, cash equivalents and restricted cash	(5,050)	6,586
Cash, cash equivalents and restricted cash at beginning of period	100,914	85,072
Cash, cash equivalents and restricted cash at end of period	$95,864	$91,658
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$4,482	$10,751
Equipment and property acquired through lease financing	32,000	9,878
See accompanying Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
Nine Months Ended July 2, 2022
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended July 2, 2022 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 2, 2021. All references to years in these financial statements are to fiscal years.
COVID-19 Impacts On Our Business
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. Substantially all of our operations and production activities have, to-date, remained operational. However, the impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by localized lockdowns in China. While our backlog continues to grow across our end markets, ongoing COVID-19 disruptions continue to challenge our business. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders. The impact of COVID-19 is discussed in more detail throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Impairment of Assets
Long-lived assets, including acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss by comparing the fair value, typically calculated using discounted cash flows, to the carrying value.
In 2022, we recorded impairment charges on long-lived assets in our Aircraft Controls segment. These charges relate to property, plant and equipment that experienced a significant decline in value due to a slower than expected recovery of our commercial aircraft business. In addition, we have recorded impairment charges on receivables and inventories associated with Russian actions in Ukraine in all three of our segments. These charges are included in asset impairment in the Consolidated Condensed Statement of Earnings.
See Note 4 - Receivables, Note 5 - Inventories, Note 6 - Property, Plant and Equipment and Note 12 - Fair Value for additional disclosures relating to impairment charges recorded.
Recent Accounting Pronouncements Adopted

There have been no accounting pronouncements adopted for the nine months ended July 2, 2022.

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

Revenue is recognized on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and nine months ended July 2, 2022 we recognized lower revenue of $8,615 and additional revenue of $124, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. For the three and nine months ended July 3, 2021 we recognized additional revenue of $1,962 and $14,497, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and nine months ended July 2, 2022.

As of July 2, 2022, we had contract reserves of $44,126. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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
Total contract assets and contract liabilities are as follows:

	July 2, 2022	October 2, 2021
Unbilled receivables	$621,128	$546,764
Contract advances	293,794	263,686
Net contract assets	$327,334	$283,078

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the three and nine months ended July 2, 2022, we recognized $38,050 and $169,215 of revenue, respectively, that was included in the contract liability balance at the beginning of the period.

Remaining Performance Obligations
As of July 2, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,000,000. We expect to recognize approximately 44% of that amount as sales over the next twelve months and the balance thereafter.

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
Divestitures
On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Aircraft Controls segment to THALES USA Inc. We received net proceeds of $35,550, which are included in other investing transactions on the Consolidated Condensed Statements of Cash Flows and recorded a gain of $16,146, net of transaction costs. The gain is subject to adjustments associated with amounts currently held in escrow.
In the first quarter of 2021, we sold a non-core business in our Aircraft Controls segment for $2,081 in net consideration in other investing transactions and recorded a loss of $683.

Note 4 - Receivables
Receivables consist of:

	July 2, 2022	October 2, 2021
Accounts receivable	$345,117	$395,674
Unbilled receivables	621,128	546,764
Other	11,835	7,842
Less allowance for credit losses	(4,309)	(4,351)
Receivables, net	$973,771	$945,929
Net receivables disclosed above reflects the non-cash write-down of $642 recorded for the nine months ended July 2, 2022 associated with Russian actions in Ukraine.
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
Under the RPA, the Receivables Subsidiary may sell receivables to the Purchasers in amounts up to a $100,000 limit. The receivables will be sold to the Purchasers in consideration for the Purchasers making payments of cash, which is referred to as "capital" for purposes of the RPA, to the Receivables Subsidiary in accordance with the terms of the RPA. The Receivables Subsidiary may sell receivables to the Purchasers so long as certain conditions are satisfied, including that, at any date of determination, the aggregate capital paid to the Receivables Subsidiary does not exceed a "capital coverage amount", equal to an adjusted net receivables pool balance minus a required reserve. Each Purchaser's share of capital accrues yield at a variable rate plus an applicable margin.
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
The proceeds of the RPA are classified as operating activities in our Consolidated Condensed Statement of Cash Flows and were used to pay off the outstanding balance of the Securitization Program. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $105,308 and $361,024 for the three and nine months ended July 2, 2022, respectively. Total cash collections under the RPA were $116,214 and $271,930 for the three and nine months ended July 2, 2022, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of July 2, 2022, the amount sold to the Purchasers was $89,094, which was derecognized from the Consolidated Condensed Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $624,812 as of July 2, 2022.
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

Note 5 - Inventories
Inventories, net of reserves, consist of:

	July 2, 2022	October 2, 2021
Raw materials and purchased parts	$222,215	$231,406
Work in progress	305,678	315,762
Finished goods	64,465	65,927
Inventories, net	$592,358	$613,095
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of July 2, 2022 and October 2, 2021.
We have recorded impairment charges on inventory of $202 and $1,907 for the three and nine months ended July 2, 2022, respectively, associated with Russian actions in Ukraine.
Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	July 2, 2022	October 2, 2021
Land	$36,037	$35,762
Buildings and improvements	513,177	506,450
Machinery and equipment	807,369	791,984
Computer equipment and software	199,709	179,066
Property, plant and equipment, at cost	1,556,292	1,513,262
Less accumulated depreciation and amortization	(882,672)	(867,484)
Property, plant and equipment, net	$673,620	$645,778
We have recorded impairment charges on property, plant and equipment totaling $454 and $15,048 for the three and nine months ended July 2, 2022, respectively, based on expected cash flows over the remaining life of the assets. These charges are associated with a slower than expected recovery of our commercial aircraft business.

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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease cost	$7,601	$7,546	$21,759	$22,638

Finance lease cost:
Amortization of right-of-use assets	$791	$622	$2,050	$1,673
Interest on lease liabilities	289	193	753	520
Total finance lease cost	$1,080	$815	$2,803	$2,193
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	July 2, 2022	July 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$22,167	$21,929
Operating cash flow for finance leases	753	520
Financing cash flow for finance leases	1,779	1,588
Assets obtained in exchange for lease obligations:
Operating leases	21,793	6,139
Finance leases	10,207	3,739
Supplemental balance sheet information related to leases was as follows:

	July 2, 2022	October 2, 2021
Operating Leases
Operating lease right-of-use assets	$68,800	$60,355

Accrued liabilities and other	$13,328	$14,176
Other long-term liabilities	65,751	57,277
Total operating lease liabilities	$79,079	$71,453

Finance Leases
Property, plant, and equipment, at cost	$29,040	$19,861
Accumulated depreciation	(4,862)	(3,375)
Property, plant, and equipment, net	$24,178	$16,486

Accrued liabilities and other	$3,033	$2,014
Other long-term liabilities	22,836	15,904
Total finance lease liabilities	$25,869	$17,918

Weighted average remaining lease term in years
Operating leases	7.8	7.4
Finance leases	17.5	15.5

Weighted average discount rate
Operating leases	4.4%	4.7%
Finance leases	4.7%	5.0%

Maturities of lease liabilities were as follows:

	July 2, 2022
	Operating Leases	Finance Leases
2022	$8,304	$1,977
2023	16,016	4,053
2024	13,129	4,019
2025	11,251	3,844
2026	9,947	3,577
Thereafter	41,774	28,914
Total lease payments	100,421	46,384
Less: imputed interest	(21,342)	(20,515)
Total	$79,079	$25,869
Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 2, 2021	$210,779	$261,767	$379,059	$851,605
Acquisition	5,198	—	—	5,198
Divestiture	(6,961)	—	—	(6,961)
Foreign currency translation	(5,819)	(94)	(17,622)	(23,535)
Balance at July 2, 2022	$203,197	$261,673	$361,437	$826,307
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at July 2, 2022. Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at July 2, 2022.
The components of intangible assets are as follows:

		July 2, 2022		October 2, 2021
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	12	$165,048	$(110,892)	$163,215	$(108,844)
Technology-related	9	80,458	(59,771)	82,716	(58,119)
Program-related	23	37,250	(19,464)	40,211	(19,707)
Marketing-related	8	28,121	(22,599)	28,590	(22,212)
Other	10	1,800	(1,576)	1,963	(1,718)
Intangible assets	12	$312,677	$(214,302)	$316,695	$(210,600)
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

Amortization of acquired intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Acquired intangible asset amortization	$3,235	$3,555	$9,962	$9,974
Based on acquired intangible assets recorded at July 2, 2022, amortization is estimated to be approximately:

	2022	2023	2024	2025	2026
Estimated future amortization of acquired intangible assets	$13,200	$12,700	$12,000	$10,800	$10,600
Note 9 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	July 2, 2022	October 2, 2021
U.S. revolving credit facility	$344,050	$321,886
SECT revolving credit facility	17,000	7,000
Senior notes 4.25%	500,000	500,000
Securitization program	—	80,000
Other long-term debt	1,008	1,280
Senior debt	862,058	910,166
Less deferred debt issuance cost	(4,953)	(6,446)
Less current installments	(1,008)	(80,365)
Long-term debt	$856,097	$823,355
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
At July 2, 2022, we had $500,000 aggregate principal amount of 4.25% senior notes due December 15, 2027 with interest paid semiannually on June 15 and December 15 of each year, which commenced on June 15, 2020. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. The aggregate net proceeds were used to repay indebtedness under our U.S. revolving credit facility, thereby increasing the unused portion of our U.S. revolving credit facility.

The Securitization Program, effectively increasing our borrowing capacity by up to $80,000, was extended on October 29, 2021 and matured on December 29, 2021. Under the Securitization Program, we sold certain trade receivables and related rights to an affiliate, which in turn sold an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. Interest for the Securitization Program was based on 30-day LIBOR plus an applicable margin. A commitment fee was also charged based on a percentage of the unused amounts available and was not material. The agreement governing the Securitization Program contained restrictions and covenants which included limitations on the making of certain restricted payments, creation of certain liens, and certain corporate acts such as mergers, consolidations and sale of substantially all assets. The Securitization Program had a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which was a subset of the trade receivables sold under this agreement. See Note 4 - Receivables, for information related to the amended and restated RPA, which replaced the Securitization Program.
Note 10 - Other Accrued Liabilities
Other accrued liabilities consists of:

	July 2, 2022	October 2, 2021
Contract reserves	$44,126	$58,857
Employee benefits	62,594	54,146
Warranty accrual	24,587	26,602
Accrued income taxes	17,454	12,908
Other	63,008	59,492
Other accrued liabilities	$211,769	$212,005
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Warranty accrual at beginning of period	$24,471	$29,238	$26,602	$27,707
Additions from acquisitions	—	—	—	990
Warranties issued during current period	2,973	3,102	6,373	10,890
Adjustments to pre-existing warranties	(195)	(95)	(261)	(308)
Reductions for settling warranties	(2,273)	(3,729)	(7,127)	(10,875)
Divestiture adjustment	—	—	(368)	—
Foreign currency translation	(389)	76	(632)	188
Warranty accrual at end of period	$24,587	$28,592	$24,587	$28,592

Note 11 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso and the British pound, we had outstanding foreign currency contracts with notional amounts of $40,479 at July 2, 2022. These contracts mature at various times through March 1, 2024.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of July 2, 2022, we had no outstanding net investment hedges.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At July 2, 2022, we had no outstanding interest rate swaps.
Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2022 or 2021.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we had foreign currency contracts with notional amounts of $98,997 at July 2, 2022. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended		Nine Months Ended
	Statements of Earnings location	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net gain (loss)
Foreign currency contracts	Other	$(2,861)	$(67)	$(6,899)	$3,026
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	July 2, 2022	October 2, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$430	$325
Foreign currency contracts	Other assets	227	104
	Total asset derivatives	$657	$429
Foreign currency contracts	Accrued liabilities and other	$2,971	$1,235
Foreign currency contracts	Other long-term liabilities	598	537
	Total liability derivatives	$3,569	$1,772
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$163	$226
Foreign currency contracts	Accrued liabilities and other	$772	$480

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	July 2, 2022	October 2, 2021
Foreign currency contracts	Other current assets	$593	$551
Foreign currency contracts	Other assets	227	104
	Total assets	$820	$655
Foreign currency contracts	Accrued liabilities and other	$3,743	$1,715
Foreign currency contracts	Other long-term liabilities	598	537
Acquisition contingent consideration	Accrued liabilities and other	1,018	—
Acquisition contingent consideration	Other long-term liabilities	2,160	—
	Total liabilities	$7,519	$2,252
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Balance at beginning of period	$3,084	$—	$—	$—
Additions from acquisitions	—	—	3,053	—
Increase in discounted future cash flows recorded as interest expense	94	—	125	—
Balance at end of period	$3,178	$—	$3,178	$—
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At July 2, 2022, the fair value of long-term debt was $793,705 compared to its carrying value of $862,058. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.
Property, plant and equipment, inventories and receivables have been measured at fair values on a nonrecurring basis using future discounted cash flows and other observable inputs (Level 3) and are not included in the fair value tables above. Impairment losses for the three and nine months ended July 2, 2022 of $894 and $17,835, respectively, are recorded as a result of these measurements and are described in Note 4 - Receivables, Note 5 - Inventories and Note 6 - Property, Plant and Equipment.

Note 13 - Restructuring
In 2022, we initiated restructuring actions in relation to portfolio shaping activities in our Space and Defense and Industrial Systems segments and for slower than expected commercial aircraft business recovery in our Aircraft Controls segment. These actions have and will result in workforce reductions, principally in the U.S., U.K. and Europe. The 2022 restructuring charge consists of non-cash charges related to an inventory write-down of $1,500, equipment of $946 and severance of $7,423 for businesses we are no longer pursuing. Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 2, 2021	$179	$—	$5,486	$5,665
Charged to expense - 2022 plan	3,996	3,424	2,449	9,869
Non-cash charges - 2022 plan	—	(2,446)	—	(2,446)
Cash payments - 2022 plan	(3,501)	(503)	(377)	(4,381)
Cash payments - 2020 plan	(179)	—	(443)	(622)
Cash payments - 2018 plan	—	—	(285)	(285)
Foreign currency translation	—	—	(35)	(35)
Balance at July 2, 2022	$495	$475	$6,795	$7,765
As of July 2, 2022, the restructuring accrual consists of $3,028 for the 2022 plan, $2,999 for the 2020 plan and $1,738 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve.
Note 14 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
U.S. defined contribution plans	$10,558	$9,151	$32,253	$26,911
Non-U.S. defined contribution plans	1,994	2,044	6,551	5,709
Total expense for defined contribution plans	$12,552	$11,195	$38,804	$32,620
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
U.S. Plans
Service cost	$4,957	$5,622	$14,870	$16,866
Interest cost	4,562	4,276	13,685	12,828
Expected return on plan assets	(7,451)	(7,636)	(22,352)	(22,908)
Amortization of actuarial loss	3,896	3,430	11,689	10,291
Expense for U.S. defined benefit plans	$5,964	$5,692	$17,892	$17,077
Non-U.S. Plans
Service cost	$1,056	$1,214	$3,285	$4,101
Interest cost	602	528	1,863	1,759
Expected return on plan assets	(839)	(994)	(2,622)	(3,127)
Amortization of prior service cost	15	16	45	30
Amortization of actuarial loss	953	1,405	2,979	4,195
Curtailment gain	—	—	—	(5,830)
Expense for non-U.S. defined benefit plans	$1,787	$2,169	$5,550	$1,128

Note 15 - Income Taxes
The effective tax rate for the three and nine months ended July 2, 2022 was 15.7% and 21.4%, respectively. The effective tax rate for the three and nine months ended July 2, 2022 is lower than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to beneficial provision to return adjustments in the quarter ended July 2, 2022 primarily associated with an increase in the U.S. research and development tax credit partially offset by tax on earnings generated outside the U.S.
The effective tax rate for the three and nine months ended July 3, 2021 was 25.7% and 23.9%, respectively. The effective tax rate for the three and nine months ended July 3, 2021 is higher than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to tax on earnings generated outside the U.S. Further, there were beneficial provision to return adjustments primarily associated with an increase in the U.S. research and development tax credit. This benefit was offset by an expense resulting from the revaluation of deferred tax liabilities due to a tax rate increase in the UK.

Note 16 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the nine months ended July 2, 2022 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at October 2, 2021	$(92,989)	$(153,210)	$(1,361)	$(247,560)
OCI before reclassifications	(68,952)	3,568	(2,455)	(67,839)
Amounts reclassified from AOCIL	155	10,498	762	11,415
OCI, net of tax	(68,797)	14,066	(1,693)	(56,424)
AOCIL at July 2, 2022	$(161,786)	$(139,144)	$(3,054)	$(303,984)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Nine Months Ended
	Statements of Earnings location	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Retirement liability:
Prior service cost		$15	$16	$45	$30
Actuarial losses		4,530	4,707	13,713	14,101
Curtailment gain		—	—	—	(5,830)
Reclassification from AOCIL into earnings		4,545	4,723	13,758	8,301
Tax effect		(1,077)	(1,123)	(3,260)	(3,362)
Net reclassification from AOCIL into earnings		$3,468	$3,600	$10,498	$4,939
Derivatives:
Foreign currency contracts	Sales	$375	$(178)	$619	$(230)
Foreign currency contracts	Cost of sales	(8)	(313)	341	(1,418)
Reclassification from AOCIL into earnings		367	(491)	960	(1,648)
Tax effect		(69)	107	(198)	378
Net reclassification from AOCIL into earnings		$298	$(384)	$762	$(1,270)
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.
The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Foreign currency contracts	$(2,350)	$(451)	$(3,152)	$(103)
Net loss	(2,350)	(451)	(3,152)	(103)
Tax effect	519	104	697	38
Net deferral in AOCIL of derivatives	$(1,831)	$(347)	$(2,455)	$(65)

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
Note 18 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Basic weighted-average shares outstanding	31,922,377	32,125,524	31,988,150	32,115,400
Dilutive effect of equity-based awards	145,054	229,714	137,288	190,434
Diluted weighted-average shares outstanding	32,067,431	32,355,238	32,125,438	32,305,834

Anti-dilutive shares from equity-based awards	40,679	20,302	52,362	50,322

Note 19 - Segments
Disaggregation of net sales by segment for the three and nine months ended July 2, 2022 and July 3, 2021 are as follows:

	Three Months Ended		Nine Months Ended
Market Type	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
Military	$180,891	$175,922	$558,929	$583,140
Commercial	137,126	96,209	373,673	280,126
Aircraft Controls	318,017	272,131	932,602	863,266
Space	88,338	86,031	262,995	251,679
Defense	135,306	118,856	391,854	347,538
Space and Defense Controls	223,644	204,887	654,849	599,217
Energy	31,178	30,950	94,960	87,841
Industrial Automation	111,316	112,225	323,870	318,662
Simulation and Test	25,458	24,618	77,258	64,518
Medical	63,298	62,541	184,245	194,204
Industrial Systems	231,250	230,334	680,333	665,225
Net sales	$772,911	$707,352	$2,267,784	$2,127,708

	Three Months Ended		Nine Months Ended
Customer Type	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
Commercial	$137,126	$96,209	$373,673	$280,126
U.S. Government (including OEM)	141,793	145,722	423,698	453,878
Other	39,098	30,200	135,231	129,262
Aircraft Controls	318,017	272,131	932,602	863,266
Commercial	32,001	28,947	84,878	97,100
U.S. Government (including OEM)	177,643	156,238	527,767	452,365
Other	14,000	19,702	42,204	49,752
Space and Defense Controls	223,644	204,887	654,849	599,217
Commercial	227,445	224,407	669,845	644,412
U.S. Government (including OEM)	1,596	4,496	5,535	15,245
Other	2,209	1,431	4,953	5,568
Industrial Systems	231,250	230,334	680,333	665,225
Commercial	396,572	349,563	1,128,396	1,021,638
U.S. Government (including OEM)	321,032	306,456	957,000	921,488
Other	55,307	51,333	182,388	184,582
Net sales	$772,911	$707,352	$2,267,784	$2,127,708

	Three Months Ended		Nine Months Ended
Revenue Recognition Method	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales:
Over-time	$243,428	$221,460	$729,797	$693,515
Point in time	74,589	50,671	202,805	169,751
Aircraft Controls	318,017	272,131	932,602	863,266
Over-time	204,196	190,559	603,951	554,304
Point in time	19,448	14,328	50,898	44,913
Space and Defense Controls	223,644	204,887	654,849	599,217
Over-time	36,536	32,800	105,848	89,901
Point in time	194,714	197,534	574,485	575,324
Industrial Systems	231,250	230,334	680,333	665,225
Over-time	484,160	444,819	1,439,596	1,337,720
Point in time	288,751	262,533	828,188	789,988
Net sales	$772,911	$707,352	$2,267,784	$2,127,708
Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit by segment for the three and nine months ended July 2, 2022 and July 3, 2021 and a reconciliation of segment operating profit to earnings before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating profit:
Aircraft Controls	$34,453	$20,545	$88,809	$70,485
Space and Defense Controls	25,368	21,339	70,742	71,037
Industrial Systems	19,484	23,004	57,398	66,715
Total operating profit	79,305	64,888	216,949	208,237
Deductions from operating profit:
Interest expense	9,131	8,239	25,376	25,288
Equity-based compensation expense	2,169	1,791	6,747	6,420
Non-service pension expense (income)	1,442	928	4,399	(3,053)
Corporate and other expenses, net	6,754	5,335	20,482	18,488
Earnings before income taxes	$59,809	$48,595	$159,945	$161,094

Note 20 - Related Party Transactions
John Scannell, Moog's Chairman of the Board of Directors and Chief Executive Officer, is a member of the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which for the three and nine months ended July 2, 2022 totaled $4,681 and $12,544, respectively. Credit extension for the three and nine months ended July 3, 2021 totaled $3,635 and $10,585, respectively. At July 2, 2022, we held outstanding leases with a total original cost of $16,375. At July 2, 2022, outstanding deposits on our behalf for future equipment leases totaled $2,045. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 9 - Indebtedness. Wilmington Trust, a subsidiary of M&T Bank, is the trustee of the pension assets for our qualified U.S. defined benefit plan.
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
We are contingently liable for $32,794 of standby letters of credit issued by a bank to third parties on our behalf at July 2, 2022.
Note 22 - Subsequent Event
On July 28, 2022, we declared a $0.26 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on August 30, 2022 to shareholders of record at the close of business on August 12, 2022.

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
•Space market - satellite positioning controls and thrust vector controls, as well as integrated space launch vehicles and hypersonic applications.
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
Under ASC 606, 63% of revenue was recognized over time for the quarter ended July 2, 2022, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the quarter ended July 2, 2022, 37% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
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
We focus on improving shareholder value through strategic revenue growth, both organic and acquired, through improving operating efficiencies and manufacturing initiatives and through utilizing low cost manufacturing facilities without compromising quality. Historically, we have taken a balanced approach to capital deployment in order to maximize shareholder returns over the long term. These activities have included strategic acquisitions, share buybacks and dividend payments. Today, we believe we can create long term value for our shareholders by continuing to invest in our business through both capital expenditures as well as investments in new market opportunities. We will also continue exploring opportunities to make strategic acquisitions and return capital to shareholders.
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
Acquisitions
On February 21, 2022, we acquired TEAM Accessories Limited ("TEAM") based in Dublin, Ireland for a purchase price, net of acquired cash, of $15 million, consisting of $12 million in cash and contingent consideration with an initial fair value of $3 million. TEAM specializes in Maintenance, Repair and Overhaul ("MRO") of engine and airframe components. This operation is included in our Aircraft Controls segment.
On December 18, 2020, we acquired Genesys Aerosystems Group, Inc. ("Genesys"), headquartered in Mineral Wells, Texas for a purchase price of $78 million, net of acquired cash. Genesys designs and manufactures a full suite of electronic flight instrument systems and autopilot solutions. This operation is included in our Aircraft Controls segment.
Divestitures
On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Aircraft Controls segment to THALES USA Inc. We received net proceeds of $36 million at closing and recorded a gain of $16 million, net of transaction costs. The gain is subject to adjustments associated with amounts currently held in escrow.
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

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 - Basis of Presentation in the Consolidated Condensed Financial Statements included in Item 1, Financial Statements of this report for further information regarding Financial Accounting Standards Board issued ASUs.
COVID-19 IMPACTS ON OUR BUSINESS
On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The spread of the COVID-19 pandemic disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. Substantially all of our operations and production activities have, to-date, remained operational. However, the impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by localized lockdowns in China. While our backlog continues to grow across our end markets, ongoing COVID-19 disruptions continue to challenge our business. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
(dollars and shares in millions, except per share data)	July 2, 2022	July 3, 2021	$ Variance	% Variance	July 2, 2022	July 3, 2021	$ Variance	% Variance
Net sales	$773	$707	$66	9%	$2,268	$2,128	$140	7%
Gross margin	27.4%	26.9%			27.2%	27.3%
Research and development expenses	$26	$33	$(7)	(22%)	$84	$92	$(7)	(8%)
Selling, general and administrative expenses as a percentage of sales	14.7%	14.2%			14.8%	14.4%
Interest expense	$9	$8	$1	11%	$25	$25	$—	—%
Asset impairment	$1	$—	$1	n/a	$16	$—	$16	n/a
Restructuring expense	$1	$—	$1	n/a	$8	$—	$8	n/a
Gain on sale of business	$—	$—	$—	—%	$(16)	$—	$(16)	n/a
Other	$2	$—	$2	n/a	$3	$(3)	$6	(201%)
Effective tax rate	15.7%	25.7%			21.4%	23.9%
Net earnings	$50	$36	$14	40%	$126	$123	$3	3%
Diluted earnings per share	$1.57	$1.12	$0.45	40%	$3.91	$3.80	$0.11	3%
Twelve-month backlog					$2,200	$2,000	$200	10%
Net sales increased in the third quarter and in the first three quarters of 2022 compared to the same periods of 2021 across all of our segments, particularly in our commercial aircraft and our defense programs. In the third quarter of 2022, weaker foreign currencies, primarily the Euro and the British Pound relative to the U.S. Dollar, decreased sales $15 million compared to the third quarter of 2021.
Gross margin increased in the third quarter of 2022 compared to the third quarter of 2021. We benefited from increased sales volume across all segments, as well as a favorable sales mix within Aircraft Controls and Space and Defense Controls. Gross margin decreased slightly in the first three quarters of 2022 compared to the first three quarters of 2021. Direct labor inefficiencies in Space and Defense Controls, increased expenses in Industrial Systems and $3 million of inventory write-down charges, offset the benefit of higher sales volume from all three segments.
Research and development expenses decreased in the third quarter and in the first three quarters of 2022 compared to the same periods of 2021. Aircraft Controls reduced research and development spend by $5 million and $6 million for the third quarter and the first three quarters of 2022, respectively, driven primarily by a reprioritization of engineering spend on funded development programs.

Selling, general and administrative expense as a percentage of sales increased in the third quarter and the first three quarters of 2022 compared to the same periods of 2021. Across all of our segments, we had higher expenses to support customer interactions as we emerged from COVID-19 lockdowns, as well as increased investments in operations.

The first three quarters of 2022 includes $16 million of asset impairments, $8 million of restructuring expenses and $3 million for inventory write-down charges. These charges are in all of our segments as we continued our business resizing and portfolio shaping activities, and had an impact of $0.66 on diluted earnings per share. Also, the first quarter of 2022 included a $16 million gain from the sale of our NAVAIDS business which contributed $0.37 of diluted earnings per share. We expect the restructuring and impairment benefits to average $4 million per quarter.

The effective tax rate in the third quarter of 2022 includes the benefit of favorable adjustments for tax credits associated with last year's tax return. Excluding these benefits, our effective tax rate in the third quarter was 23.9%. The effective tax rate in the third quarter of 2021 includes charges associated with the revaluation of deferred tax liabilities in the U.K., mostly offset by adjustments to the previous year's provision in the U.S.

The change in twelve-month backlog at July 2, 2022 as compared with the twelve-month backlog at July 3, 2021 was driven by increases in all segments. Twelve-month backlog increased in Industrial Systems due to strong demand for our core industrial products. The increase in backlog within Space and Defense Controls was due to increases for our RIwP turret program. Backlog also increased in Aircraft Controls as higher commercial OEM and aftermarket orders were partially offset by various military programs.

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
Aircraft Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 2, 2022	July 3, 2021	$ Variance	% Variance	July 2, 2022	July 3, 2021	$ Variance	% Variance
Net sales - military aircraft	$181	$176	$5	3%	$559	$583	$(24)	(4%)
Net sales - commercial aircraft	137	96	41	43%	374	280	94	33%
	$318	$272	$46	17%	$933	$863	$69	8%
Operating profit	$34	$21	$14	68%	$89	$70	$18	26%
Operating margin	10.8%	7.5%			9.5%	8.2%
Aircraft Controls' net sales increased in the third quarter and in the first three quarters of 2022, primarily in commercial aircraft programs, as compared to the same periods of 2021.

In the third quarter of 2022 compared to the third quarter of 2021, sales increased $24 million in our commercial aftermarket programs. Sales increased on the 787 aftermarket program due to $10 million of retrofit sales. Higher spares volumes and repair demand also increased a combined $11 million across our 787 and A350 programs, reflecting recovering flight-hour levels. Also in the third quarter of 2022, commercial OEM sales increased $17 million. Higher volumes on our Boeing programs and our business jet programs together increased $18 million.

Additionally in the third quarter of 2022 compared to the third quarter of 2021, military OEM sales increased $4 million. Higher volume in our funded development programs increased sales $7 million and incremental sales volume from Genesys increased sales $6 million. Partially offsetting the increases was $7 million of sales in the prior year's quarter associated with our NAVAIDS business, which we divested in the first quarter of 2022.

The sales increases in the first three quarters of 2022 compared to the first three quarters of 2021 were largely due to the same factors as the third quarter. Our commercial aftermarket sales increased $49 million as the commercial aircraft market recovers, and our commercial OEM sales increased $45 million. The commercial aftermarket growth is across all of our programs. The commercial OEM sales increased $19 million in business jets, $15 million in Airbus and $9 million in Boeing programs.

Military OEM sales decreased $25 million in the first three quarters of 2022 compared to the same periods of 2021. Lower volumes for foreign military programs decreased sales $25 million, the timing of orders and material receipts on the F-35 program decreased sales $24 million and the sales associated with our divested NAVAIDS business decreased sales $13 million. Partially offsetting these reductions were $15 million of higher sales across our helicopter programs, $9 million of increased activity on funded development programs and $8 million of Genesys sales.

In the third quarter of 2022 compared to the third quarter of 2021, operating margin increased due to $5 million of reduced research and development spend, the benefits of our restructuring activities and higher sales volumes.

Operating margin also increased through the first three quarters of 2022 compared to the same periods of 2021. Included in this increase was the $16 million gain associated with the divestiture of our NAVAIDS business. Offsetting this increase was $15 million of impairment and $4 million of restructuring expenses as we resized our business and continued our portfolio shaping activities. The benefits from these actions are expected to average $3 million per quarter. Excluding both the gain and charges, adjusted operating margin was 9.9%. The adjusted operating margin increase, as compared to the same periods of 2021, was primarily driven by the same factors as the third quarter.

Space and Defense Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 2, 2022	July 3, 2021	$ Variance	% Variance	July 2, 2022	July 3, 2021	$ Variance	% Variance
Net sales	$224	$205	$19	9%	$655	$599	$56	9%
Operating profit	$25	$21	$4	19%	$71	$71	$—	—%
Operating margin	11.3%	10.4%			10.8%	11.9%
Space and Defense Controls' net sales increased in the third quarter of 2022, compared to the third quarter of 2021, due to continued growth in our defense market. In the first three quarters of 2022 compared to the first three quarters of 2021, net sales increased as a result of continued growth within both our space and defense markets.

In the third quarter of 2022 compared to the third quarter of 2021, sales in our defense market increased $16 million as the production ramp on our RIwP turret program increased sales $17 million. Also, sales for our defense components programs increased $6 million, but were offset by $4 million of lower international defense vehicles sales due to supply chain constraints. Additionally in the third quarter of 2022, sales increased $2 million in our space market. Higher activity for propulsion and avionics products, as well as our integrated space vehicles program, was mostly offset by the continued wind down of hypersonic development activity.

The sales increases in the first three quarters of 2022 compared to the first three quarters of 2021 were largely due to the same factors as the third quarter. Sales in our defense market increased $44 million. Our defense control programs increased $45 million, primarily driven by our RIwP turret program. Sales in our space market increased $11 million as growth in our satellite programs were partially offset by lower hypersonic development and legacy launch vehicle sales.

Operating margin increased in the third quarter of 2022 compared to the third quarter of 2021. Incremental margin from higher sales volume and the benefit of an improved sales mix, driven in part by lower amounts of development work, increased margins. The first three quarters of 2022 included $3 million of restructuring and inventory write-down charges as we continued our portfolio refinement activities and resized our business. Excluding these charges, the adjusted operating margin was 11.3%. The COVID-19 related direct labor inefficiencies we experienced early in 2022 contributed to the lower margins.

Industrial Systems

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 2, 2022	July 3, 2021	$ Variance	% Variance	July 2, 2022	July 3, 2021	$ Variance	% Variance
Net sales	$231	$230	$1	—%	$680	$665	$15	2%
Operating profit	$19	$23	$(4)	(15%)	$57	$67	$(9)	(14%)
Operating margin	8.4%	10.0%			8.4%	10.0%
Industrial Systems' net sales have been impacted by foreign currencies. Weaker foreign currencies, primarily the Euro relative to the U.S. Dollar, decreased sales $11 million and $19 million, respectively, in the third quarter and the first three quarters of 2022 when compared to the same periods of 2021.

In the third quarter of 2022 compared to the third quarter of 2021, excluding the impact of foreign currencies, sales increased $12 million across all of our markets. Sales increased $6 million in our industrial automation market driven by the demand for factory automation equipment, particularly in Europe. Sales also increased $2 million each in our energy, our simulation and test and our medical markets. Recovering demand for energy generation products, the increase in flight training activity and stronger enteral feeding product demand contributed to the sales increases.

The sales increases in the first three quarters of 2022 compared to the first three quarters of 2021 were largely due to the same factors as the third quarter. Excluding the impact of foreign currencies, sales increased $18 million in our industrial automation market, $14 million in our simulation and test market and $10 million in our energy market. Partially offsetting the increases was an $8 million sales decrease in our medical market, due mostly to lower volumes in our medical components products.

Operating margin decreased in the third quarter of 2022 compared to the third quarter of 2021. Inflationary pressures on our input costs and COVID-19 challenges with our operations contributed to the lower margin. The first three quarters of 2022 included $5 million of restructuring and inventory write-down charges as we continued our portfolio refinement activities and impaired assets associated with Russian actions in Ukraine. Excluding these charges, the adjusted operating margin was 9.1%. The lower adjusted operating margin in 2022 compared to 2021 is due to the same factors as the third quarter.

CONSOLIDATED SEGMENT OUTLOOK

			2022 vs. 2021
(dollars in millions, except per share data)	2022 Outlook	2021	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,245	$1,161	$84	7%
Space and Defense Controls	880	799	81	10%
Industrial Systems	910	892	18	2%
	$3,035	$2,852	$183	6%
Operating profit:
Aircraft Controls	$123	$97	$26	27%
Space and Defense Controls	98	88	9	11%
Industrial Systems	81	86	(5)	(5%)
	$302	$271	$31	11%
Operating margin:
Aircraft Controls	9.9%	8.3%
Space and Defense Controls	11.1%	11.1%
Industrial Systems	8.9%	9.6%
	9.9%	9.5%

Net earnings	$172	$157
Diluted earnings per share	$5.21 - $5.51	$4.87
2022 Outlook – We expect higher sales across all segments in 2022. We expect operating margin will increase due to the gain on the NAVAIDS sale, as well as operational improvements within Aircraft Controls and Space and Defense Controls. A portion of this margin improvement will be offset by charges associated with continued portfolio shaping and business-resizing activities. We expect our earnings per share will be between $5.21 and $5.51, with a midpoint of $5.36. Excluding the $16 million NAVAIDS gain, as well as the $16 million of impairment charges, $8 million of restructuring charges and $3 million in charges from Russian actions in Ukraine, we expect our adjusted earnings per share will be between $5.50 and $5.80, with a midpoint of $5.65. Management believes that the adjusted outlook may be useful in evaluating the financial condition and results of operations of the Company.

2022 Outlook for Aircraft Controls – We expect an increase in Aircraft Controls' sales driven by general recoveries across commercial OEM and commercial aftermarket programs. Partially offsetting the commercial sales increase is an expected decrease in military sales. Lower F-35 OEM activity, lower amounts of foreign military sales and the sales from the NAVAIDS business we divested in the first quarter of 2022 will contribute to the military sales decline. We expect operating margin will increase in 2022 due to improvement in labor utilization and productivity rates.

2022 Outlook for Space and Defense Controls – We expect 2022 sales in Space and Defense Controls will increase in both markets. Within our defense market, we expect higher sales from the ramp up of our RIwP program and higher defense component sales. We expect the sales increase in our space market to be driven by growth in our integrated space vehicles business, partially offset by timing on hypersonic program activity. We expect operating margin to remain in line with 2021 as incremental margin on higher sales, primarily in our defense market, is offset by direct labor inefficiencies in the first half of the fiscal year.

2022 Outlook for Industrial Systems – We expect an increase in Industrial Systems' sales in 2022 when compared to 2021. We anticipate strong sales within our simulation and test market as flight simulation activity recovers. We also expect a modest sales increase within our energy business. We expect operating margin will decrease in 2022 compared to 2021, as costs associated with our ongoing portfolio shaping activities will offset the benefit of incremental sales volume.

FINANCIAL CONDITION AND LIQUIDITY

	Nine Months Ended
(dollars in millions)	July 2, 2022	July 3, 2021	$ Variance
Net cash provided (used) by:
Operating activities	$184	$231	$(46)
Investing activities	(85)	(163)	77
Financing activities	(98)	(63)	(35)
Our available borrowing capacity and our cash flow from operations have provided us with the financial resources needed to make organic investments, fund acquisitive growth and return capital to shareholders.
At July 2, 2022, our cash balances were $96 million, which were primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments.
Operating activities
Net cash provided by operating activities decreased through the first three quarters of 2022 compared to the first three quarters of 2021. The first three quarters of 2022 included $90 million from our receivables purchase agreement. Excluding this benefit, accounts receivable used $127 million more in cash. Part of the accounts receivable increase was driven by the 787 program, where our production level was higher than the rate at which Boeing took deliveries. Additionally, cash from customer advances decreased by $19 million as we worked down contract deliverables. Also, supply chain constraints across our segments contributed to inventory using $16 million more in cash. Partially offsetting the increased uses of cash was a $44 million benefit from accounts payable, due to timing of payments.
Investing activities
Net cash used by investing activities in the first three quarters of 2022 included $107 million for capital expenditures, as we increased investments in facilities to support growth and provide next generation manufacturing capabilities. Also, the first three quarters of 2022 included $12 million for the acquisition of TEAM Accessories. These cash outflows were partially offset by the proceeds from the sale of the NAVAIDS business.
Net cash used by investing activities in the first three quarters of 2021 included $78 million for our acquisition of Genesys and $89 million for capital expenditures.
Financing activities
Net cash used by financing activities in the first three quarters of 2022 included $48 million of net paydowns on our credit facilities. Additionally, financing activities in the first three quarters of 2022 included $25 million of cash dividends and $21 million of share repurchases.
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
Our U.S. revolving credit facility, which matures on October 15, 2024, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $344 million at July 2, 2022. The weighted-average interest rate on the majority of the outstanding credit facility borrowings was 2.82% and is principally based on LIBOR plus the applicable margin, which was 1.50% at July 2, 2022. The credit facility is secured by substantially all of our U.S. assets.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on July 26, 2024. Interest was 3.66% as of July 2, 2022 and is based on LIBOR plus a margin of 2.13%. As of July 2, 2022, there were $17 million of outstanding borrowings.
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
On November 4, 2021, we amended and restated our Receivables Purchase Agreement, which matures on November 4, 2024, allowing the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $100 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. As of July 2, 2022, the amount sold to the Purchasers and derecognized was $89 million. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 2.70% as of July 2, 2022.
Previously, we securitized certain trade receivables that were accounted for as secured borrowings (the “Securitization Program”). The Securitization Program was extended on October 29, 2021 and matured on December 29, 2021, providing up to $80 million of borrowing capacity and lowered our cost to borrow funds as compared to the U.S. revolving credit facility. Under the Securitization Program, we sold certain trade receivables and related rights to an affiliate, which in turn sold an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program had a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which was a subset of the trade receivables sold under this agreement. Interest on the secured borrowings under the Securitization Program was based on 30-day LIBOR plus an applicable margin.
At July 2, 2022, we had $764 million of unused capacity, including $736 million from the U.S. revolving credit facility after considering standby letters of credit. Our leverage ratio covenant limits our ability to increase net debt by $591 million as of July 2, 2022.
Net debt to capitalization was 35% at July 2, 2022 and 36% at October 2, 2021.

We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in the first quarter of 2022 and $0.26 per share in the second and third quarters of 2022. We declared and paid cash dividends of $0.25 per share on our Class A and Class B common stock in each of the first three quarters of 2021.
The Board of Directors authorized a share repurchase program that authorizes repurchases for both Class A and Class B common stock, and allows us to buy up to an aggregate 3 million common shares. Under this program, since inception we purchased approximately 532,000 shares for $40 million.
Today we believe we can create long term value for our shareholders by continuing to invest in our business through both capital expenditures as well as investments in new market opportunities. We will also continue exploring opportunities to make strategic acquisitions and return capital to shareholders.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense and industrial markets. Our businesses continue to face varying levels of supply chain and production level pressures from the COVID-19 pandemic.
Our defense and aerospace businesses represented 69% of our 2021 sales. Within the defense market, our programs are directly affected by funding levels, which have remained relatively stable. Our commercial aircraft market, which represented less than 15% of our 2021 sales, continues to face the greatest pressure due to dramatic reductions in air travel throughout the past two years. While domestic travel has recovered, global international travel remains below pre-pandemic levels.
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

The commercial OEM aircraft market has depended on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. However, the impact of the COVID-19 pandemic drastically reduced air traffic as travel restrictions were implemented to help control the spread of the virus. Although U.S. domestic air travel has recently increased, global international travel has not yet fully recovered. Given the uncertain length of this pandemic and associated restrictions to long distance travel, the commercial wide-body aircraft market will take longer to recover. Furthermore, as companies and employees become accustomed to working remotely, business travel and the associated flight hours may not reach the pre-pandemic levels. As such, we believe Boeing and Airbus will continue to directionally match their wide-body aircraft production rates with the reduced air traffic volume, which has lowered their demand for our flight control systems. We believe the commercial OEM market's recovery is heavily dependent on the return to pre-COVID-19 air traffic activity levels, and therefore will face pressures for a prolonged period of time.

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
The industrial market we serve with our industrial automation products is influenced by several factors including capital investment levels, the pace of product innovation, economic conditions, cost-reduction efforts, technology upgrades and the subsequent effects of the COVID-19 pandemic. As our industrial market continues to recover, ongoing supply chain constraints continue to impact our operations, as will potential future economic recessions. We are unable to predict the extent to which the pandemic and macro-economic impacts will affect our business.

Our simulation and test products operate in markets that were largely affected by the same factors and investment challenges stemming from the COVID-19 pandemic. However, we are seeing stronger order demand for flight simulation systems as the airline training market recovers.

Our energy generation and exploration products operate in a market that is influenced by changing oil and natural gas prices, global urbanization and the resulting change in supply and demand for global energy. Historically, drivers for global growth include investments in power generation infrastructure and exploration of new oil and gas resources. Recently, we have seen oil prices rise above pre-pandemic levels due, in part, to global disruptions; but future energy crises could increase the market uncertainty.

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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-fifth of our 2021 sales were denominated in foreign currencies. During the first nine months of 2022, average foreign currency rates generally weakened against the U.S. dollar compared to 2021. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $24 million compared to the same period one year ago.

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
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of July 2, 2022 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
A reduced supply, as well as inflated prices, across various raw materials and third-party provided components and sub-assemblies within our supply chain could have a material impact on our ability to manufacture and ship our products, in addition to adversely impacting our operating profit and balance sheet. Constraints in our supply chain, due both to worldwide demand for electronics and components across several end markets, and the continued impacts of the COVID-19 pandemic has affected our business. We are occasionally experiencing shortages and delays in materials and components necessary in our manufacturing processes, preventing us from completing and shipping our final products. As a result of these interruptions and long lead times that we expect to continue, we are selectively purchasing, in advance, certain raw materials and third-party provided components and sub-assemblies that we are concerned might otherwise be delayed. Additionally, the prices for materials and components used in our products has increased, adding additional pressures to our operating margins. We may be unable to raise our prices for our products equal to the rate of inflation, and if our constrained supply chain continues, our operating profit and balance sheet may be negatively impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended July 2, 2022.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
April 3, 2022 - April 30, 2022	3,027	$88.64	—	2,517,925
May 1, 2022 - May 28, 2022	40,291	75.03	35,656	2,482,269
May 29, 2022 - July 2, 2022	22,960	78.42	14,412	2,467,857
Total	66,278	$76.82	50,068	2,467,857
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 2,867 shares at $88.73 in April; 3,164 shares at $80.88 in May and 6,796 shares at $84.90 in June.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In April, we accepted delivery of 24 Class B shares at $85.94. In May, we accepted delivery of 1,471 Class A shares at $80.19. In June, we accepted delivery of 1,752 Class A shares at $84.82. In connection with the issuance of equity-based awards, we purchased 136 Class B shares at $87.10 per share from the SECT in April.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In May we purchased 35,656 Class A shares at an average price of $74.29 and in June we purchased 14,412 Class A shares at an average price of $74.58.

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

Moog Inc.

(Registrant)

Date:	July 29, 2022	By	/s/ John R. Scannell
John R. Scannell
Chairman of the Board and Director Chief Executive Officer (Principal Executive Officer)

Date:	July 29, 2022	By	/s/ Jennifer Walter
Jennifer Walter
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 29, 2022	By	/s/ Michael J. Swope
Michael J. Swope
Controller (Principal Accounting Officer)