Form 10-K
period 2022-10-01
MOOG INC.
filed 2022-11-14
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on April 1, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,679 million.
The number of shares outstanding of each class of common stock as of November 7, 2022 was:
Class A common stock, 28,711,352 shares
Class B common stock, 3,018,196 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Moog Inc.'s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates (the "2022 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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
Additional information describing the business and comparative segment revenues, operating profits and related financial information for 2022, 2021 and 2020 are provided in Note 21 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.
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
Industry and Competitive Conditions. We experience considerable competition in our aerospace and defense and industrial markets. We believe that the principal points of competition in our markets are product quality, reliability, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. We believe we compete effectively on all of these bases. Competitors in our three operating segments include:
•Aircraft Controls: Curtiss-Wright, Liebherr, Nabtesco, Parker-Hannifin, Raytheon Technologies and Woodward.
•Space and Defense Controls: Aerojet Rocketdyne, Airbus, Altra Industrial Motion Corp, Beyond Gravity, Cobham, Curtiss-Wright, Eaton, Elbit Systems LTD, EOS Defense Systems USA, Inc., Everaxis, General Atomics, General Dynamics, Glenair, Honeywell, John Cockerill Group, Kongsberg, Mottrol, Rafael Advanced Defense Systems, Raytheon Technologies, Schleifring, SEAKR, VACCO, Vincorion, Wittenstein Group and Woodward.
•Industrial Systems: Allied Motion, Baumüller, Atos S.p.A, Bosch Rexroth, Cardinal Health, Eaton, ebm-papst, Eitan Medical LTD, ICU Medical, Inc., MTS Systems, Nidec, Parker-Hannifin, Schleifring, Shinano Kenshi, Wittenstein Group and Woodward.
Government Contracts. All United States ("U.S.") Government contracts are subject to termination by the U.S. Government. In 2022, sales under U.S. Government contracts represented 42% of total sales and were primarily within our Aircraft Controls and Space and Defense Controls segments.
Backlog. Our twelve-month backlog represents confirmed orders we believe will be recognized as revenue within the next twelve months. As noted in Item 6, Selected Financial Data of this report, as of October 1, 2022, our twelve-month backlog was $2.3 billion, an increase of 10% compared to October 2, 2021. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for a discussion on the various business drivers and conditions contributing to the twelve-month backlog change.
Raw Materials. Materials, supplies and components are purchased from numerous suppliers. We believe the loss of any one supplier, although potentially disruptive in the short-term, would not materially affect our operations in the long-term.
Working Capital. See the discussion on operating cycle in Note 1 - Summary of Significant Accounting Policies, of Item 8, Financial Statements and Supplementary Data, of this report.
Seasonality. Our business is generally not seasonal; however, certain products and systems, such as those in the energy market of our Industrial Systems segment, do experience seasonal variations in sales levels.

Patents. We maintain a patent portfolio of issued or pending patents and patent applications worldwide that generally includes the U.S., Europe, China, Japan and India. The portfolio includes patents that relate to electrohydraulic, electromechanical, electronics, hydraulics, components and methods of operation and manufacture as related to motion control and actuation systems. The portfolio also includes patents related to wind turbines, robotics, vibration control and medical devices. We do not consider any one or more of these patents or patent applications to be material in relation to our business as a whole. The patent portfolio related to certain medical devices is significant to our position in this market as several of these products work exclusively together, and provide us future revenue opportunities.
Research Activities. Research and development activity has been, and continues to be, significant for us. Research and development expense was at least $110 million in each of the last three years and represented approximately 4% of sales in 2022.
Human Capital Resources. Moog possesses a unique culture that fuels our business success. Our nearly 14,000 employees across over 20 countries work closely together, driven by a shared sense of purpose and a desire to do the right thing. We value our ground-breaking, challenging work and what we stand for. We value the skill and commitment of our talented workforce above all else. Whether it’s enabling a Mars Rover to land safely or helping to support breakthrough advances in healthcare, together, we solve our customers’ most difficult challenges.

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

In 2022, we hired 1,792 new regular employees throughout the world.

Diversity, Equity and Inclusion

Moog aspires to be diverse, equitable, and inclusive, where employees are empowered to bring their whole, authentic selves to work every day. We believe being diverse, equitable and inclusive is better for all of our employees, customers and shareholders.

During 2022, we continued to make progress toward our Diversity, Equity and Inclusion ("DE&I") strategy. In support of this strategy, we:

•Grew our DE&I curriculum to continue to help our employees understand the value of inclusivity, the very different experiences people have, and the role we all must play in creating an inclusive and welcoming environment at Moog.
•Honored employees from different backgrounds and helped increase understanding through a variety of monthly celebrations, including, but not limited, to Black History Month, International Women’s Day, and Pride Month.
•Expanded our pilot of Employee Resource Groups ("ERGs") to include Veterans and LGBTQ+. Our ERGs are voluntary, employee-led, corporate-supported groups that are organized primarily around a defined characteristic, special interest, or life experience. We currently have five ERG chapters focused on Employees of Color, Women (2 chapters), Veterans and LGBTQ+.

At Moog, we are continuously striving to ensure the diversity of our organization more fully represents the diversity of the communities in which we operate.

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

We see our positive employee engagement coming through in high levels of employee retention. For the last four years, the average of voluntary attrition has been just below 8% of our workforce. That is a competitive attrition figure and a testament to Moog being a great place to work.

Leadership Development and Training

At Moog, we believe that the best leaders are the ones who come from within. These leaders learn with us, grow with us, and reach their potential through challenging job and deliberate learning experiences we provide. Moog's leadership development strategy is to aid in the growth of its leaders at the various stages of leadership. At the foundation of these stages is our Moog Values, Moog Leadership Qualities and our Business Strategy and Processes.

Moog has carefully designed two leadership development programs to improve the effectiveness of our managers. Our Moog Leadership Program is a two-year program designed to expand, develop, support, and sustain high potential leadership throughout the Company. Our Emerging Leadership Program is a nine-month global, cross-group leadership development program. The goal of this program is to accelerate the development of a pool of global, cross-group top talent in order to help meet the demand for important leadership roles throughout our Company. For their specific leadership needs, the operating groups have leadership programs for those emerging leaders as well, the Aircraft Group Leadership Development Program, the Space and Defense Launch Leadership Development Program and the Industrial Group Leadership Pathway. The goal of these programs is to accelerate the development of our talent in order to meet the demands for important leadership roles within the operating groups. Finally, to establish the foundations of leadership, we have our Leading and Coaching People program, which is a two-day course open to all leaders that provides the foundational framework for engaging, empowering, and coaching employees for optimal performance.

In addition to our leadership development programs, Moog has many other valuable development resources available for employees in order to ensure our people have everything they need to succeed both personally and professionally. These resources include a Global Mentoring Program and a Moog Leadership Qualities Library to help give our leaders guidance and support. Moog facilitates these training opportunities and programs through state-of-the-art learning and talent management systems. Our employees are encouraged to take responsibility for their own development and create learning plans that fit their needs and development goals best.

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

Corporate Social and Environmental Responsibility

Our values, rooted in trust, integrity, and collaboration, lay the foundation for Moog's commitment to grow as a sustainable corporation. As a developer of advanced motion control products, we believe in momentum and our shared responsibility to protect people and the planet now and for generations to come. At Moog, we are committed to:

•Protecting our planet by minimizing our environmental impact.
•Striving to contribute our time, talent, and resources to strengthen the communities where we do business.
•Engaging in ethical practices.

We are committed to a more inclusive, equitable world which is reflected in our corporate culture, work environment, supply chain and community support around the globe.

Currently, we are assessing our environmental, social and governance impact in all of our locations across 25 countries. Among other areas, we are evaluating our direct and indirect greenhouse emissions, how we operate and our effect on stakeholders. This latest available data will help us establish a baseline and set ambitious sustainability goals across the business. See our First Sustainability Report at https://www.moog.com/sustainability.html. The content of the Sustainability Report and the Company's website are not, and should not, be deemed to be incorporated by reference in this Form 10-K or otherwise filed with the Securities and Exchange Commission ("SEC").

We're all in this together. Moog and its employees live this mantra with countless initiatives focused on supporting our sustainability strategy and communities. Some recent examples of Moog’s “responsibility in action” include:

•Environmental Innovation: Bobcat contacted Moog's innovation team to design components for an all-electric compact loader prototype. The concept vehicle is proving that electric solutions can replace traditional hydraulics and diesel power on some construction vehicle models.
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
Customers. Our principal customers are Original Equipment Manufacturers ("OEMs"), and end users for whom we provide aftermarket support. Aerospace and defense OEM customers collectively represented 58% of 2022 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our industrial OEM sales, which represented 30% of 2022 sales, are to a wide range of global customers and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our products. Our major aftermarket customers are the U.S. Government and commercial airlines. In 2022, aftermarket sales accounted for 12% of total sales.
Significant customers in our three operating segments include:
•Aircraft Controls: Boeing, Lockheed Martin, Airbus, Northrup Grumman, Raytheon Technologies, Japan Aerospace, General Dynamics, Honeywell, Bell Helicopter, Bombardier Aerospace and the U.S. Government.
•Space and Defense Controls: Lockheed Martin, DRS Sustainment Systems, Northrup Grumman, L3 Harris Technologies, Raytheon Technologies, Boeing, Aerojet Rocketdyne, General Dynamics, United Launch Alliance, Honeywell and the U.S. Government.
•Industrial Systems: CAE, Philips Healthcare, TurboChef Technologies, MacArtney, Flight Safety, Husky Energy, Mitsubishi Hitachi Power Systems, Oceaneering, Nutricia and Arburg.
International Operations. Our operations outside the United States are conducted primarily through wholly-owned foreign subsidiaries and are located predominantly in Europe and the Asia-Pacific region. See Note 21 - Segments, of Item 8, Financial Statements and Supplementary Data of this report for information regarding sales by geographic area and Exhibit 21 of Item 15, Exhibits and Financial Statement Schedules of this report for a list of subsidiaries. Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local government contracting regulations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which our operations are conducted.
Environmental Matters. See the discussion in Note 23 - Commitments and Contingencies, of Item 8, Financial Statements and Supplementary Data, of this report.
Website Access to Information. Our internet address is www.moog.com. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. We make our annual reports on Form 10‑K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports, available on the investor relations portion of our website. The reports are free of charge and are available as soon as reasonably practicable after they are filed with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Moog.

Information about our Executive Officers. Other than the changes noted below, the principal occupations of our executive officers for the past five years have been their employment with us in the same positions they currently hold.
On December 1, 2021, Patrick Roche was named Executive Vice President and Chief Operating Officer. Previously, he was Group Vice President and President, Industrial Group, positions he held since 2012.
On December 1, 2021, Stuart Mclachlan was named Vice President and President, Industrial Group. Previously, he was Group Vice President and Chief Business Officer to the Aircraft Group, a position he held since 2019. Prior to that, he was the Group Vice President for Aircraft Control Components.
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

Executive Officers	Age	Year First Elected Officer

John R. Scannell
Director; Chairman of the Board; Chief Executive Officer	59	2006
Patrick J. Roche
Executive Vice President; Chief Operating Officer	59	2012
Jennifer Walter
Vice President; Chief Financial Officer	51	2008
Maureen M. Athoe
Vice President	64	2015
Stuart Mclachlan
Vice President	51	2022
Mark J. Trabert
Vice President	63	2015
Paul Wilkinson
Vice President	42	2017

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
Our business, financial condition and results of operations face many risks, many of which are not exclusively within our control. The known, material risks to our business summarized below should be carefully considered together with all of the other information included in this report, including the financial statements and related notes. Any of the risks discussed below, elsewhere in this report or in our other SEC filings could have a material impact on our business, financial condition or results of operations. Although the risks summarized below are organized by heading, and each risk is summarized separately, many of the risks are interrelated. While we believe we have identified and discussed below the material risks affecting our business, there may be additional risks and uncertainties not currently known to us or that we currently consider immaterial that may materially adversely affect our business, financial condition or results of operations in the future and may require significant management time and attention.
STRATEGIC RISKS
We operate in highly competitive markets with competitors who may have greater resources than we possess. Many of our products are sold in highly competitive markets. Some of our competitors, especially in our industrial markets and medical markets, are larger, more diversified and have greater financial, marketing, production and research and development resources. Within the aerospace and defense industries, suppliers have consolidated to widen their product offerings and to secure long-term sole-source positions. As a result, these competitors may be better able to withstand the effects of periodic economic downturns, including withstanding the COVID-19 pandemic. In addition, our competitors' wins could increase their market share, which would reduce the total number of viable suppliers. Our sales and operating margins will be negatively impacted if our competitors:
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
Our research and development and innovation efforts are substantial and may not be successful, which could reduce our sales and earnings. Our products and technological capabilities have undergone, and in the future may undergo, significant changes. In order to maintain a leadership position in the high-performance, precision controls market in the future, we have incurred, and we expect to continue to incur, expenses associated with research and development and innovation activities during the introduction of new products. Our technology has been developed through customer-funded and internally-funded research and development investments, as well as through business acquisitions. If we fail to predict customers' preferences or fail to provide viable technological solutions, we may experience inefficiencies that could delay or prevent the acceptance of new products or product innovations. Also, incurred research and development expenses may exceed our cost estimates and the new products we develop may not generate sales sufficient to offset our investments. Additionally, our competitors may develop technologies or products that have more competitive advantages than ours and render our technology noncompetitive or obsolete.

If we are unable to adequately enforce and protect our intellectual property or defend against assertions of infringement, our business and our ability to compete could be harmed. Protecting our intellectual property is critical in order to maintain a competitive advantage. We therefore rely on internally developed and acquired patents, trademarks, copyrights, trade secrets, proprietary know-how to establish and protect our technologies and products. However, these measures afford only limited protection, and our patent rights and other intellectual property protections have been in the past, and may be in the future, infringed, misappropriated, misrepresented, copied without authorization, circumvented or invalidated in the U.S. or in foreign countries that do not offer the same level of intellectual property protections. Also, as our patents and other intellectual property protections expire, we may face increased competition. Additionally, we cannot be assured that our existing or planned products do not, or will not, infringe on the intellectual property rights of others or that others will not claim such infringement. When others infringe on our intellectual property rights, the value of our products is diminished, and we may incur substantial litigation costs to enforce our rights. Litigation could also divert management's focus and resources away from operations. If we are unable to adequately enforce and protect our intellectual property or defend against assertions of infringement, we could face reputational harm and our inability to defend against these scenarios could have an adverse effect on our competitive position, our business operations and financial condition.
Our sales and earnings may be affected if we cannot identify, acquire or integrate strategic acquisitions, or as we conduct divestitures. Acquisitions are an element of our growth strategy as we opportunistically make investments in our businesses. Our historical growth has depended, and our future growth is likely to depend, in part, on our ability to successfully identify, acquire and integrate acquired businesses. We intend to seek additional acquisition opportunities throughout the world, both to expand into new markets and to enhance our position in existing markets. Growth by acquisition involves risk that could adversely affect our financial condition and operating results. We may not know the potential exposure to unanticipated liabilities. Additionally, the expected benefits or synergies might not be fully realized, integrating operations and personnel may be slowed and key employees, suppliers or customers of the acquired business may depart. As a result of our ongoing operational assessment, we may continue to divest assets or businesses if we deem the operations as non-strategic or no longer support the level of customer demand. Also, divestitures could adversely affect our profitability and, under certain circumstances, require us to record impairment charges or losses as a result of a transaction. In pursuing acquisition opportunities, integrating acquired businesses or divesting business operations, management's time and attention may be diverted from our core business, while consuming resources and incurring expenses for these activities.

MARKET CONDITION RISKS
The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles, global pandemics, domestic and foreign governmental tariffs, trade and monetary policies and economic conditions and events, and are facing varying levels of pressure from the COVID-19 pandemic. The COVID-19 pandemic drastically reduced air traffic as travel restrictions and social distancing measures were implemented to help control the spread of the virus. While U.S. domestic air travel has recovered, international travel utilizing wide-body aircraft will take longer to fully recover. Furthermore, as companies and employees become accustomed to working remotely, business travel and the associated flight hours may not reach the pre-pandemic levels. As such, we believe The Boeing Company, or Boeing, and Airbus may continue to directionally match their wide-body aircraft production rates with the reduced, albeit recovering, air traffic volume, which has lowered their demand for our flight control systems. Other factors influencing our business, including our defense and our space programs, are largely contingent on U.S. Department of Defense investment funding, which can fluctuate. Our industrial product demand depends upon several factors including levels of capital investment, the pace of product innovations and technology upgrades, changing economic conditions and the current and forecasted price of oil and natural gas. If the COVID-19 pandemic and related economic uncertainties deteriorate, our operations could be negatively impacted through declines in our sales, profitability and cash flows as a result of lower orders, payment delays and price pressures for our products.
We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2022, sales under U.S. Government contracts represented 42% of our total sales, primarily within Aircraft Controls and Space and Defense Controls. Sales to foreign governments represented 8% of our total sales. Funding for government programs can be structured into a series of individual contracts and depend on cyclical annual congressional appropriations. At times when there are perceived threats to national security, U.S. Defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending are uncertain and subject to congressional debate and spending prioritization. Any reduction in future Department of Defense spending levels could adversely impact our sales, operating profit and our cash flow. We have resources applied to specific government contracts and if any of those contracts are rescheduled or terminated, we may incur substantial costs redeploying those resources.
The loss of The Boeing Company or Lockheed Martin as a customer or a significant reduction in sales to either company could adversely impact our operating results. We provide Boeing with controls for both military and commercial applications, as well as controls for space and defense applications, which totaled 11% of our 2022 sales. We provide Lockheed Martin similar products for military, space and defense applications, which totaled 9% of our 2022 sales. Sales to Boeing's commercial airplane group are generally made under long-term supply agreements. Boeing operates in a competitive environment and continues to evaluate the size, scope and cost of their supplier base. Also, Boeing continues to match their commercial production rates to the resized global air traffic volume due to the residual impacts of the COVID-19 pandemic. As a portion of our sales to Boeing and Lockheed Martin is tied to varying levels of government defense spending, a reduction in future Department of Defense spending levels could adversely impact our sales, operating profit and cash flow. Furthermore, a loss of Boeing or Lockheed Martin as a customer could reduce our sales and earnings.
We may not realize the full amounts reflected in our backlog as revenue, which could adversely affect our future revenue and growth prospects. As of October 1, 2022, our total backlog was $5.2 billion, which represents confirmed orders we believe will be recognized as revenue. There is no assurance that our customers will purchase all the orders represented in our backlog. A significant portion of our backlog relates to commercial aircraft programs. We believe Boeing and Airbus will continue to directionally match their wide-body aircraft production rates with the resized international air traffic volume in response to the COVID-19 impacts, which have lowered their demand for our flight control systems and may cause us to never realize the full amounts included in our commercial backlog. Also, given the uncertain nature of our contracts with the U.S. Government and other foreign governments, in part due to governments' abilities to modify, curtail or terminate major programs, we may not realize the full revenue value of the orders included in our backlog. If this occurs, our future revenue and growth prospects may be adversely affected.

OPERATIONAL RISKS
A reduced supply, as well as inflated prices, across various raw materials and third-party provided components and sub-assemblies within our supply chain could have a material impact on our ability to manufacture and ship our products, in addition to adversely impacting our operating profit and balance sheet. Constraints in our supply chain, due both to worldwide demand for electronics and components across several end markets and the continued impacts of the COVID-19 pandemic, has affected our business. We are occasionally experiencing shortages and delays in materials and components necessary in our manufacturing processes, preventing us from completing and shipping our final products on time. As a result of these interruptions and long lead times that we expect to continue, we are selectively purchasing, in advance, certain raw materials and third-party provided components and sub-assemblies that we are concerned might otherwise be delayed. Additionally, the prices for materials and components used in our products has increased, adding additional pressures to our operating margins. We may be unable to raise our prices for our products equal to the rate of inflation, and if our constrained supply chain continues, our operating profit and balance sheet may be negatively impacted.
We face various risks related to health pandemics, such as the COVID-19 pandemic, which have had material adverse consequences on our operations, financial position, cash flows, and those of our customers and suppliers. The spread of the COVID-19 pandemic, and the associated pandemic-related responses, disrupted businesses on a global scale, led to significant volatility in financial markets and affected the aviation and industrial industries. As a result, we experienced, and may continue to experience, lower levels of customer demand for our products, particularly in our commercial aircraft market. To-date, substantially all of our operations and production activities have remained operational. However, the impacts of the pandemic have placed labor and supply chain pressures on our business and we have been impacted by localized lockdowns. While our backlog continues to grow across our end markets as economic activity recovers, ongoing COVID-19 disruptions continue to challenge our business. We will continue to monitor the situation, assessing further possible implications on our operations, labor force, supply chain, liquidity, cash flow and customer orders, and will continue taking actions in an effort to mitigate adverse consequences.
If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted. With respect to many of our contracts, we rely on other companies to perform portions of the manufacturing process of our products. While we actively manage our supply chain establishing alternate sources, some business conditions cause us to obtain certain components and sub-assemblies from a single supplier or a limited group of suppliers. There are risks that we may have disputes with our subcontractors regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. Failure by our sole-sourced or group of subcontractors to satisfactorily provide on a timely basis the agreed-upon, defect-free supplies, or perform the agreed-upon services, may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our contract for default, which could expose us to liability and substantially impair our ability to compete for future orders.
We face, and may continue to face risks related to information systems interruptions, intrusions and or new software implementations, which may adversely affect our business operations. We rely extensively on various information technologies throughout our company supporting nearly every business activity. In doing so, we work with sensitive data types including proprietary business information, intellectual property and confidential employee data. Handling and storage of this data, either onsite or managed by authorized third parties, may be subject to privacy, security, or other regulatory requirements. Business operations face risks, and may continue to face risks, due to information system errors, equipment failures, or ever-evolving cyber-attacks. Unauthorized access or tampering via cybersecurity incidents may result in potential data corruption, exposure of proprietary or confidential information and work stoppages. Our vulnerability to cybersecurity risks may have also increased after adopting a hybrid working policy in response to the COVID-19 pandemic, empowering employees to work productively outside of the office when appropriate. Additionally, we have and expect to incur additional costs to comply with our customers' increased cybersecurity protections and standards, including those of the U.S. Government. We have embarked on multi-year business information system transformation and standardization projects. These endeavors are complex and company-wide, involving new technologies and may introduce risk to our cybersecurity infrastructure. While we are investing significant resources throughout the planning, project managing and deployment processes, unanticipated delays could occur and could adversely affect our financial results. Any of these cybersecurity issues may cause operational stoppages, increased operational costs, fines, penalties and diminished competitive advantages through reputational damages.

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
FINANCIAL RISKS
We make estimates in accounting for over-time contracts, and changes in these estimates may have significant impacts on our earnings. We have over-time contracts with some of our customers, predominantly in our aerospace and defense markets. We recognize revenue using an input method that uses costs incurred to date to measure progress toward completion ("cost-to-cost"). Changes in these required estimates could have a material adverse effect on sales and profits. Any adjustments are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting. For contracts with anticipated losses at completion, we establish a provision for the entire amount of the estimated remaining loss and charge it against income in the period in which the loss becomes known and can be reasonably estimated. Amounts representing performance incentives, penalties, contract claims or impacts of scope change negotiations are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Due to the substantial judgments involved with this process, our actual results could differ materially or could be settled unfavorably from our estimates. See Note 2 - Revenue from Contracts with Customers of Item 8, Financial Statements and Supplementary Data, of this report.
We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. In 2022, fixed-price contracts represented 90% of our sales that were accounted for using the cost-to-cost method. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract's fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which would reduce our net earnings. Although we closely monitor all programs and continuously seek opportunities, in coordination with our customers and suppliers, to mitigate future material impacts on profitability resulting from higher costs for labor or material, we may be unsuccessful in these efforts and our net earnings may be reduced. Contract loss reserves are most commonly associated with fixed-price contracts that involve the design and development of innovative control systems to meet the customer's specifications.
Our indebtedness and restrictive covenants under our credit facilities and indenture governing our senior notes could limit our operational and financial flexibility. We have incurred significant indebtedness and may incur additional debt as we invest in operations, research and development, capital expenditures and acquisitions. Our ability to make scheduled interest and principal payments could be adversely impacted by changes in the availability, terms and cost of capital, changes in interest rates or changes in our credit ratings or our outlook. These changes could increase our cost of debt, limiting our ability to meet operational and capital needs, delaying our reactions to changes in market conditions and pursuing acquisitions, thereby placing us at a competitive disadvantage. In addition, the restrictive covenants under both our credit facilities and the indenture governing our senior notes could limit our operational and financial flexibility, which could also impact our ability to operate our business.

Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could adversely affect our earnings and equity and increase our pension funding requirements. Pension costs and obligations are determined using actual results as well as actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality tables. Other assumptions include salary increases and retirement age. Some of these assumptions, such as the discount rate and return on pension assets, are reflective of economic conditions and largely out of our control. Despite our largest pension plan being essentially fully funded, changes in the pension assumptions could adversely affect our earnings, equity and funding requirements.
A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. Goodwill and other intangible assets are a substantial portion of our assets. At October 1, 2022, goodwill was $805 million and other intangible assets were $85 million of our total assets of $3.4 billion. Our goodwill and other intangible assets may increase in the future since our growth strategy includes acquisitions. However, we may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and our financial condition significantly. We review whether goodwill or other intangible assets have been impaired annually, or more frequently, if there have been changes in circumstances or conditions.
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
LEGAL AND COMPLIANCE RISKS
Contracting on government programs is subject to significant regulation, including rules related to bidding, billing and accounting standards, and any false claims or non-compliance could subject us to fines, penalties or possible debarment. We are subject to risks associated with government program contracting, including substantial civil and criminal fines and penalties. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by U.S. and foreign government agencies and authorities. The failure to comply with the terms of our government contracts could harm our business reputation. We also could be subject to withheld progress payments or suspension or debarment from future government contracts, which could have a material effect on our operational and financial results.
Our operations in foreign countries expose us to currency, political and trade risks and adverse changes in local legal and regulatory environments could impact our results of operations. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations sell to foreign customers. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. Both the sales from international operations and export sales are subject to varying degrees of risks inherent in doing business outside of the United States. Such risks include the possibility of unfavorable circumstances arising from host country laws, regulations or customs including, but not limited to privacy laws protecting personal data, changes in tariff and trade barriers and import or export licensing requirements. Uncertainty also remains with respect to trade policies and treaties between the United States and other countries including China, where we both source products and have customers. Changes to tariffs or other trade restrictions may result in higher prices for new aircraft, which may negatively impact customer order volume, and restrict our future orders. The potential loss of orders could negatively impact our financial results including lower sales, operating profits and cash flow. For our sales mix by country, see Note 21 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.

Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business. Our failure to obtain, or fully adhere to, the limitations contained in the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. In addition, the U.S. Government has established, and from time to time revises, sanctions that restrict or prohibit U.S. companies and their subsidiaries from doing business with certain foreign countries, entities and individuals. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, anti-bribery, privacy regulations and anti-boycott provisions. From time to time, we have in the past filed, and may in the future file, voluntary disclosure reports with the U.S. Department of State and the Department of Commerce regarding certain violations of U.S. export laws and regulations discovered by us in the course of our business activities, employee training or internal reviews and audits. To date, our voluntary disclosures have not resulted in a fine, penalty, or export privilege denial or restriction that has materially impacted our financial condition or ability to export. Our failure, or failure by an authorized agent or representative that is attributable to us, to comply with these laws and regulations could result in administrative, civil or criminal liabilities. In the extreme case, these failures could result in financial penalties, suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us. For our sales mix by country, see Note 21 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report..
We are involved in various legal proceedings, the outcome of which may be unfavorable to us. Our business may be adversely impacted by the outcome of legal proceedings and other contingencies that cannot be predicted with certainty. We estimate loss contingencies and establish reserves based on our assessment when liability is deemed probable and reasonably estimable given the facts and circumstances known to us at a particular point in time. Subsequent developments may affect our assessment and estimates of the loss contingencies recognized as liabilities.
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
We may face reputational, regulatory or financial risks from a perceived, or an actual, failure to achieve our sustainability goals. The increased focus on sustainability practices and disclosures is rapidly evolving, as is the criteria to measure our sustainability performance; both of which could result in greater expectations and may cause us to undertake costly initiatives to satisfy the evolving criteria. As we advance our sustainable business model, we are pursuing programs that we believe will improve our environmental practices, social engagement and how we govern ourselves. We periodically publish information about our sustainability goals, standards and frameworks. Achievement of these objectives is subject to risks and uncertainties, many of which are outside of our direct control, and it is possible we may fail, or be perceived to have failed, in the achievement of our sustainability goals. Also, certain customers, associates, shareholders, investors, suppliers, business partners, government agencies and non-governmental organizations may not be satisfied with our sustainability efforts. A failure or perceived failure of our sustainability goals could negatively affect our reputation and our results of operations.

GENERAL RISKS
Future terror attacks, war, natural disasters or other catastrophic events beyond our control could negatively impact our business. Terror attacks, war or other civil disturbances, natural disasters and other catastrophic events could lead to economic instability and decreased demand for commercial products, which could negatively impact our business, financial condition, results of operations and cash flows. From time to time, terrorist attacks worldwide have caused instability in global financial markets and in the aviation industry. Also, our facilities and suppliers are located throughout the world and could be subject to damage from fires, floods, earthquakes or other natural or man-made disasters. Although we carry third party property insurance covering these and other risks, our inability to meet customers' schedules as a result of a catastrophe may result in the loss of customers or significantly increase costs, including penalty claims under customer contracts.
Our performance could suffer if we cannot maintain our culture as well as attract, retain and engage our employees. We believe our culture is our strongest asset and is the foundation of our business. Our culture focuses on trust, respect, collaboration, confidence and empowerment. Our strong culture allows us to recruit and retain top-level talent. Focusing on talent in the organization is one of our three company-wide initiatives, along with lean and innovation. We believe our employees and our experienced leadership group are competitive advantages, as the best people, over time, produce the best results. If we are unable to carry these values forward by not attracting the most talented candidates, by not retaining and engaging our global workforce including our senior management team, or by not investing in their talent and personal development, our operational and financial performances could suffer.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
On October 1, 2022, we occupied 5,428,000 square feet of space, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total
Aircraft Controls	1,476,000	382,000	1,858,000
Space and Defense Controls	927,000	527,000	1,454,000
Industrial Systems	1,383,000	713,000	2,096,000
Corporate Headquarters	20,000	—	20,000
Total	3,806,000	1,622,000	5,428,000
We have principal manufacturing facilities in the United States and countries throughout the world in the following locations:
•Aircraft Controls - U.S., Philippines, United Kingdom and Ireland.
•Space and Defense Controls - U.S., Ireland, United Kingdom and Australia.
•Industrial Systems - U.S., Germany, India, Italy, Japan, Czech Republic, United Kingdom, China, Netherlands, Costa Rica, Luxembourg, Canada, Lithuania and Philippines.
Our corporate headquarters is located in East Aurora, New York.
We believe that our properties have been adequately maintained, are generally in good condition and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and on the basis of that review, may from time to time acquire additional facilities, expand or dispose of existing facilities. Leases for our properties expire at various times from 2023 through 2093. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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
The number of registered shareholders of our Class A common stock and Class B common stock was 539 and 311, respectively, as of November 7, 2022.
The following table summarizes our purchases of our common stock for the quarter ended October 1, 2022.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
July 3, 2022 - July 30, 2022	78,684	$79.04	—	2,467,857
July 31, 2022 - September 3, 2022	67,597	80.55	35,510	2,432,347
September 4, 2022 - October 1, 2022	164,746	73.01	162,417	2,269,930
Total	311,027	$76.17	197,927	2,269,930

(1)Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") and the Employee Stock Purchase Plan ("ESPP") as follows: 6,285 shares at $79.20 per share during July; 30,372 shares at $87.71 per share during August and 2,227 shares at $82.52 per share during September.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In July, we accepted delivery of 1,379 Class A shares at $80.22 and 6 Class B shares at $78.00; In August, we accepted delivery of 843 Class A shares at $87.41 per share and 193 Class B shares at $88.61; In September, we accepted delivery of 102 Class A shares at $71.42 per share. In connection with the issuance of shares to the ESPP, we purchased 71,007 Class B shares at $79.00 per share from the SECT in July. In connection with the issuance of equity-based awards, we purchased 7 Class B shares at $79.00 per share in July and 679 Class B shares at $79.16 in August from the SECT.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In August, we purchased 35,510 Class A shares at an average price of $74.25 and in September, we purchased 162,417 Class A shares at an average price of $72.88.

Performance Graph

The following graph and tables show the performance of the Company's Class A common stock compared to the NYSE Composite-Total Return Index and the S&P Aerospace & Defense Index for a $100 investment made on September 30, 2017, including reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return
Among Moog Inc., the NYSE Composite Index, and the S&P Aerospace & Defense Index
$160
$140
$120
$100
$80
$60
Index Value
9/17
9/18
9/19
9/20
9/21
9/22
Period Ending
Moog Inc. - Class A Common Stock
NYSE Composite - Total Return Index
S&P Aerospace & Defense Index

	9/17	9/18	9/19	9/20	9/21	9/22
Moog Inc. - Class A Common Stock	$100.00	$103.69	$99.01	$78.28	$95.11	$88.93
NYSE Composite - Total Return Index	100.00	109.81	112.03	112.19	145.72	124.47
S&P Aerospace & Defense Index	100.00	123.71	131.76	94.50	122.46	115.54

Item 6.	Selected Financial Data.
For a more detailed discussion of 2020 through 2022, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and Item 8, Financial Statements and Supplementary Data of this report.

(dollars in thousands, except per share data)	2022	2021	2020	2019	2018
RESULTS FROM OPERATIONS
Net sales	$3,035,783	$2,851,993	$2,884,554	$2,904,663	$2,709,468
Net earnings	155,177	157,220	9,205	174,548	95,240
Net earnings per share
Basic	$4.85	$4.90	$0.28	$5.01	$2.67
Diluted	$4.83	$4.87	$0.28	$4.96	$2.64
Weighted-average shares outstanding
Basic	31,977,482	32,112,589	33,257,684	34,854,614	35,661,638
Diluted	32,117,028	32,297,956	33,437,801	35,178,968	36,052,307
OTHER FINANCIAL DATA
Cash and cash equivalents	$103,895	$99,599	$84,583	$89,702	$125,584
Acquisitions of businesses, net of cash acquired	11,832	77,600	54,265	—	48,382
Research and development	109,527	125,528	110,865	126,453	129,838
Share repurchase programs	35,626	29,446	215,776	23,358	27
Total backlog	5,200,000	4,800,000	2,600,000	2,200,000	n/a
Twelve-month backlog	2,300,000	2,100,000	1,700,000	1,500,000	1,500,000
Net debt to capitalization	33%	36%	40%	36%	38%
Notes and definitions for the above table:

•All periods include the effects of our share repurchase programs. See the Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flow and Note 17 - Shareholders' Equity, of Item 8, Financial Statements and Supplementary Data, of this report.
•All periods include the effects of acquisitions and divestitures. See Note 3 - Acquisitions, Divestitures and Equity Method Investments, of Item 8, Financial Statements and Supplementary Data, of this report.
•2020-2022 includes long-lived asset impairment charges. See the Consolidated Statements of Earnings, Note 1 - Summary of Significant Accounting Policies, of Item 8, Financial Statements and Supplementary Data, of this report.
•2020 includes the effect of a pension settlement in our qualified U.S. defined benefit pension plan. See the Consolidated Statements of Earnings, Note 1 - Summary of Significant Accounting Policies and Note 14 - Employee Benefit Plans, of Item 8, Financial Statements and Supplementary Data, of this report.
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
We operate under three segments, Aircraft Controls, Space and Defense Controls and Industrial Systems. Our principal manufacturing facilities are located in the United States, Philippines, United Kingdom, Germany, Italy, Costa Rica, China, Netherlands, Luxembourg, Japan, Czech Republic, Canada, India and Lithuania.
Under ASC 606, 64% of revenue was recognized over time for the year ended October 1, 2022, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.
For the year ended October 1, 2022, 36% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
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
We focus on improving shareholder value through strategic revenue growth, both organic and acquired, through improving operating efficiencies and manufacturing initiatives and through utilizing low cost manufacturing facilities without compromising quality. Historically, we have taken a balanced approach to capital deployment in order to maximize shareholder returns over the long term. These activities have included strategic acquisitions, share buybacks and dividend payments. Today, we believe we can create long term value for our shareholders by continuing to invest in our business through both capital expenditures, as well as investments in new market opportunities. We will also continue exploring opportunities to make strategic acquisitions and return capital to shareholders.
COVID-19 impacts on our business
Substantially all of our operations and production activities have, to-date, remained operational. However, the residual effects of the COVID-19 pandemic, including constraints and inflated prices within our supply chain, and localized lockdowns in China, impacted our business. While our backlog continues to grow across our end markets, ongoing COVID-19 disruptions continue to challenge our business. As economic activity continues to recover, we will continue to monitor the situation, assessing further possible implications on our operations, supply chain, liquidity, cash flow and customer orders.
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

Acquisitions

On February 21, 2022, we acquired TEAM Accessories Limited ("TEAM") based in Dublin, Ireland for a purchase price, net of acquired cash, of $15 million, consisting of $12 million in cash and contingent consideration with an initial fair value of $3 million. TEAM specializes in Maintenance, Report and Overhaul ("MRO") of engine and airframe components. This operation is included in our Aircraft Controls segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.

On December 18, 2020, we acquired Genesys Aerosystems Group, Inc. ("Genesys"), headquartered in Mineral Wells, Texas for a purchase price of $78 million, net of acquired cash. Genesys designs and manufactures a full suite of electronic flight instrument systems and autopilot solutions. This operation is included in our Aircraft Controls segment.

Divestitures
On September 30, 2022, we sold a sonar business based in the United Kingdom previously included in our Industrial Systems segment. We received net proceeds of $12 million and recorded a loss of $15 million, net of transaction costs. The loss is subject to adjustments associated with amounts currently held in escrow.
On September 20, 2022, we sold assets of a security business based in Northbrook, Illinois previously included in our Space and Defense Controls segment. We received net proceeds of $10 million and recorded a loss of $4 million, net of transaction costs. The loss is subject to adjustments associated with amounts currently held in escrow.

On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Aircraft Controls segment. We received net proceeds of $36 million and recorded a gain of $16 million, net of transaction costs. The gain is subject to adjustments associated with amounts currently held in escrow.

In the fourth quarter of 2021, we sold a non-core business of our Industrial Systems segment. We received net proceeds of $11 million and recorded a loss of $2 million.

In the first quarter of 2021, we sold a non-core business of our Aircraft Controls segment for $2 million in net consideration and recorded a minimal loss.

Equity Method Investments

On August 31, 2022, we contributed $1 million to Suffolk Technologies Fund 1, L.P., a limited partnership that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. As we are a limited partner in this investment, we are accounting for it using the equity method. We have a remaining on-call capital commitment of up to $7 million. This operation is included in our Industrial Systems segment.

On June 3, 2022, we increased our investment in NOVI LLC ("NOVI") by $1 million and now hold a 42.5% ownership interest. NOVI specializes in applying machine learning algorithms to space situational awareness. We are accounting for this investment using the equity method. This operation is included in our Space and Defense Controls segment.

For further information, refer to Note 3 - Acquisitions, Divestitures and Equity Method Investments, of Item 8, Financial Statements and Supplementary Data, of this report

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in Note 1 - Summary of Significant Accounting Policies, of Item 8, Financial Statements and Supplementary Data, of this report. We believe the accounting policies discussed below are the most critical in understanding and evaluating our financial results. These critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.
Revenue Recognition on Over-Time Contracts
We recognize revenue from contracts with customers using the five-step model prescribed in ASC 606. For contracts that qualify for over time treatment, we recognize revenue as control of the promised goods or services is being transferred to the customer. Revenue recognized over time for the year ended October 1, 2022 was 64% of total revenue. The cost-to-cost method of accounting as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting. Revenue and cost estimates for substantially all over-time contract performance obligations are reviewed and updated quarterly. For further information, refer to Note 2 - Revenue from Contracts with Customers and Note 21 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.
Contract Reserves
At October 1, 2022, we had contract reserves of $47 million. Contract reserves are comprised of contract loss reserves, recall reserves, and contract-related reserves. Contract loss reserves are recorded for open contracts where it is anticipated that contract costs will be greater than contract income and are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related reserves are recorded for other reasons, such as delivery issues outside of the ordinary scope of the contract. For all three types of reserves, a provision for the entire amount of the loss is charged against income in the period in which the loss becomes known and can be reasonably estimated by management. For further information, refer to Note 2 - Revenue from Contracts with Customers, of Item 8, Financial Statements and Supplementary Data, of this report.
Reserves for Inventory Valuation
At October 1, 2022, we had net inventories of $588 million, or 33% of current assets. Reserves for inventory were $141 million, or 19% of gross inventories. Inventories are stated at the lower of cost or net realizable value with cost determined primarily on the first-in, first-out method of valuation.
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

Reviews for Impairment of Goodwill
At October 1, 2022, we had $805 million of goodwill, or 23% of total assets. We test goodwill for impairment for each of our reporting units at least annually, during our fourth quarter, and whenever events occur or circumstances change, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. We also test goodwill for impairment when there is a change in reporting units.
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
The determination of our assumptions is subjective and requires significant estimation. Changes in these estimates and assumptions could materially affect the results of our reviews for impairment of goodwill.
For our annual test of goodwill for impairment in 2022, we performed a quantitative assessment for each of our four reporting units.
We evaluated the potential for goodwill impairment by considering macroeconomic conditions, industry and market conditions, cost factors, both current and future expected financial performance, and relevant entity-specific events for each of the reporting units. We also considered our overall market performance discretely as well as in relation to our peers. The results of our quantitative assessment indicated that is more likely than not that the fair value of each of the reporting units exceed its carrying value; and therefore, goodwill was not impaired.

Reviews for Impairment of Long-Lived Assets
Long-lived assets held for use, which primarily includes finite-lived intangible assets, property, plant and equipment and right-of-use assets, are evaluated for impairment whenever events or circumstances indicate that the undiscounted net cash flows to be generated by their use over their expected useful lives and eventual disposition are less than their carrying value. The long-term nature of these assets requires the estimation of their cash inflows and outflows several years into the future and only takes into consideration technological advances known at the time of the impairment test. For further information, refer to Note 6 - Property, Plant and Equipment and Note 8 - Goodwill and Intangible Assets, of Item 8, Financial Statements and Supplementary Data, of this report.
Pension Assumptions
We maintain various defined benefit pension plans covering employees at certain locations. In 2022, pension expense for all defined benefit plans was $30 million. For further information, refer to Note 14 - Employee Benefit Plans, of Item 8, Financial Statements and Supplementary Data, of this report. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality rates. Other assumptions include salary increases and retirement age.
We use the spot rate approach to estimate the service and interest cost components of the net periodic benefit cost for most of our plans. Under this approach the service cost is determined by applying the discount rates along the yield curve to the specific service cost cash flows to determine the present value. The interest cost component is computed by using each assumed discount rate along the curve. The discount rates used in determining expense for the U.S. Employees’ Retirement Plan, our largest plan, in 2022 were 3.3% for service cost and 2.7% for interest cost, compared to 3.1% and 2.6%, respectively, in 2021. A 50 basis point decrease in the discount rates would decrease our annual pension expense by $1 million. The discount rates are used to state expected future cash flows at present value. Using a higher discount rate typically decreases the present value of pension obligations and decreases pension expense. We use the Aon Hewitt AA Above Median yield curve to determine the discount rate for our U.S. defined benefit plans at year end. We believe that the Aon Hewitt AA Above Median yield curve best mirrors the yields of bonds that would be selected by management if actions were taken to settle our obligation.
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
The long-term expected return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In determining the long-term expected return on assets assumption, we consider our current and target asset allocations. We consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. In determining the 2022 expense for our largest plan, we used a 5.0% return on assets assumption, which was the same for 2021. A 25 basis point decrease in the long-term expected return on assets assumption would increase our annual pension expense by $1 million.

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
We record reserves against tax benefits when it’s more likely than not that we will not sustain a position if the appropriate taxing jurisdiction had full information and examined our position. We adjust these reserves when facts and circumstances change, such as when progress is made by taxing authorities in their review of our position. There is a considerable amount of judgment in making these assessments. There were no significant reserves taken in 2022.
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
At October 1, 2022, we had gross deferred tax assets of $151 million and deferred tax asset valuation allowances of $9 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence, tax benefit carryforwards, contract reserves and lease liabilities. The deferred tax assets include $11 million related to tax benefit carryforwards associated with net operating losses and tax credits, for which $9 million of deferred tax asset valuation allowances are recorded. For further information, refer to Note 15 - Income Taxes, of Item 8, Financial Statements and Supplementary Data, of this report.

CONSOLIDATED RESULTS OF OPERATIONS
The following is a discussion of our results of operations in 2022 compared to 2021. A discussion of our 2021 results of operations compared to 2020 results can be found within Part II, Item 7. Management's Discussion and Analysis within our 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on November 15, 2021.

				2022 vs. 2021		2021 vs. 2020
(dollars and shares in millions, except per share data)	2022	2021	2020	$ Variance	% Variance	$ Variance	% Variance
Net sales	$3,036	$2,852	$2,885	$184	6%	$(33)	(1%)
Gross margin	27.0%	27.2%	25.8%
Research and development expenses	$110	$126	$111	$(16)	(13%)	$15	13%
Selling, general and administrative expenses as a percentage of sales	14.8%	14.4%	13.8%
Interest expense	$37	$34	$39	$3	8%	$(5)	(13%)
Asset impairment	$18	$2	$38	$17	n/a	$(36)	(96%)
Restructuring expense	$10	$—	$11	$10	n/a	$(11)	(100%)
Loss on sale of businesses	$3	$2	$—	$2	118%	$2	n/a
Gain on sale of building	$(9)	$—	$—	$(9)	n/a	$—	n/a
Pension settlement	$—	$—	$121	$—	—%	$(121)	(100%)
Other	$1	$(3)	$21	$4	(146%)	$(23)	(112%)
Effective tax rate	23.6%	22.8%	(69.9)%
Net earnings	$155	$157	$9	$(2)	(1%)	$148	n/a
Diluted average common shares outstanding	32	32	33	—	(1%)	(1)	(3%)
Diluted earnings per share	$4.83	$4.87	$0.28	$(0.04)	(1%)	$4.59	n/a
Total backlog	$5,200	$4,800	$2,600	$400	9%	$2,200	88%
Twelve-month backlog	$2,300	$2,100	$1,700	$200	10%	$400	24%
Net sales increased in 2022 compared to 2021 across all of our segments, particularly in our commercial aircraft programs and our defense programs. Also in 2022, weaker foreign currencies, primarily the Euro, the British Pound and the Japanese Yen relative to the U.S. Dollar, decreased sales $44 million compared to 2021.
Gross margin decreased slightly in 2022 compared to 2021. The additional costs associated with our constrained supply chain and $4 million of inventory write-down charges together offset the incremental margin from higher sales volumes across all three segments.
Research and development expenses decreased in 2022 compared to 2021. Aircraft Controls reduced research and development spend by $11 million primarily due to the redeployment of engineering activity to funded development programs. Industrial Systems also reduced research and development spend by $3 million.

Selling, general and administrative expense as a percentage of sales increased in 2022 compared to 2021. Across all of our segments, we had higher expenses to support customer interactions as we emerged from COVID-19 lockdowns, as well as increased investments in operations.

Interest expense increased in 2022 compared to 2021 due to higher interest rates on our outstanding debt throughout the year.

In 2022, we incurred charges for asset impairments and restructuring in all of our segments as we continued our business resizing and portfolio shaping activities, primarily in the second quarter of 2022. The benefits associated with these activities have averaged, and are expected to average, $4 million per quarter. Also, the first quarter of 2022 included a $16 million gain from the sale of our NAVAIDS business, and the fourth quarter of 2022 included a $9 million gain on the sale of a building. However, these gains were offset by losses associated with two business sales in Industrial Systems and in Space and Defense Controls in the fourth quarter of 2022, totaling $19 million.
Other in 2021 included a $6 million pension curtailment gain associated with the termination of a foreign pension plan, which did not repeat in 2022.

The effective tax rate in 2022 increased modestly compared to the tax rate in 2021. The effective tax rate in 2022 included the benefit of favorable adjustments for tax credits associated with last year's tax return. The effective tax rate in 2021 included charges associated with the revaluation of deferred tax liabilities in the U.K., mostly offset by adjustments to the previous year's provision in the U.S.

The twelve-month backlog at October 1, 2022 increased as compared with the twelve-month backlog at October 2, 2021. The twelve-month backlog increased in Industrial Systems due to recovering demand for our flight simulation products and from orders for our new construction products. Also, backlog increased within Space and Defense Controls driven by our RIwP turret program. Backlog was unchanged within Aircraft Controls, as higher commercial OEM and aftermarket orders were offset by declines across various military programs.

SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note 21 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.
 Aircraft Controls

				2022 vs. 2021		2021 vs. 2020
(dollars in millions)	2022	2021	2020	$ Variance	% Variance	$ Variance	% Variance
Net sales - military aircraft	$745	$782	$721	$(37)	(5%)	$61	8%
Net sales - commercial aircraft	511	379	485	132	35%	(105)	(22%)
	$1,256	$1,161	$1,206	$95	8%	$(45)	(4%)
Operating profit	$124	$97	$35	$27	28%	$62	179%
Operating margin	9.8%	8.3%	2.9%
Aircraft Controls' net sales increased in 2022 compared to 2021, driven primarily by recoveries from the COVID-19 pandemic in our commercial OEM and aftermarket aircraft programs.

In 2022 compared to 2021, sales increased $70 million in our commercial OEM programs. We benefited from higher sales volumes across our main programs, increasing sales $26 million for our business jets programs, $21 million for our Boeing programs and $16 million for our Airbus programs. Additionally, in 2022 compared to 2021, sales increased $62 million in our commercial aftermarket programs. Higher spares volumes and repair demand, reflecting recovering flight-hour levels, increased sales a combined $30 million across our 787 and A350 programs. Also, sales increased an additional $18 million on our 787 aftermarket program due to one-time, retrofit sales.

Partially offsetting these sales increases in 2022 compared to 2021, was a $34 million sales decrease in our military OEM programs. The timing of orders and delayed material receipts on the F-35 program decreased sales $29 million, lower volumes for foreign military programs decreased sales $19 million and the sales associated with our divested NAVAIDS business decreased sales $17 million. Partially offsetting these reductions were $16 million of higher sales across our helicopter programs, $5 million of Genesys sales and $4 million of increased activity on funded development programs. Additionally in 2022 compared to 2021, sales decreased $2 million for our military aftermarket programs. Lower orders for the F-18 program and supply chain constraints affecting other legacy aircraft programs was mostly offset by higher spares and repair activity on the V-22 and the F-15 programs.

Operating margin increased in 2022 compared to 2021. Included in this increase was the $16 million gain associated with the divestiture of our NAVAIDS business. This gain was offset by $15 million of impairment and $4 million of restructuring expenses, in our second quarter of 2022, as we resized our business and continued our portfolio shaping activities. The benefits from these actions have averaged, and are expected to average, $3 million per quarter. Excluding both the gain and charges, adjusted operating margin in 2022 was 10.1%. The adjusted margin increase as compared to 2021 was driven by a favorable sales mix in commercial aftermarket, $11 million of reduced research and development spend and incremental margin from higher commercial sales volumes.

Space and Defense Controls

				2022 vs. 2021		2021 vs. 2020
(dollars in millions)	2022	2021	2020	$ Variance	% Variance	$ Variance	% Variance
Net sales	$872	$799	$770	$73	9%	$29	4%
Operating profit	$87	$88	$102	$(1)	(2%)	$(13)	(13%)
Operating margin	10.0%	11.1%	13.2%
Space and Defense Controls' net sales increased in 2022 compared to 2021, driven by continued growth within both our defense and space markets.
In 2022 compared to 2021, sales increased $68 million in our defense market. The main driver was the production ramp on our RIwP turret program, which increased sales $69 million. Also, sales for our defense components programs increased $11 million; however, this was offset by $6 million of lower international defense vehicle sales due to continued supply chain constraints and by $5 million of lower naval system sales due to the wind-down of development projects.
Additionally in 2022 compared to 2021, sales increased $5 million in our space market. Higher activity on our integrated space vehicle and advanced mission programs, and on our satellite avionics programs increased sales $24 million and $13 million, respectively. These increases were mostly offset by the wind-down of hypersonic development activity and by lower legacy launch vehicle sales.
Operating margin decreased in 2022 compared to 2021. Throughout 2022, we incurred $4 million of restructuring and inventory write-down charges as we continued our portfolio refinement activities and resized our business. We also incurred a $4 million loss associated with the divestiture of a security business. In the last quarter of 2021, we incurred $3 million of similar portfolio refinement charges. Excluding these charges in both years, the adjusted operating margins were 10.9% in 2022 and 11.4% in 2021. The resulting decline in adjusted operating margin was due to additional costs associated with our constrained supply chain and due to the COVID-19 related direct labor inefficiencies we experienced in the first half of 2022.

Industrial Systems

				2022 vs. 2021		2021 vs. 2020
(dollars in millions)	2022	2021	2020	$ Variance	% Variance	$ Variance	% Variance
Net sales	$907	$892	$909	$15	2%	$(17)	(2%)
Operating profit	$72	$86	$80	$(14)	(16%)	$6	7%
Operating margin	8.0%	9.6%	8.8%
Industrial Systems' net sales increased in 2022 compared to 2021 despite the adverse impacts of foreign currencies. Weaker foreign currencies, primarily the Euro and the Japanese Yen relative to the U.S. Dollar, decreased sales $33 million in 2022 when compared to 2021. Excluding the impact of foreign currencies, sales increased in all of our markets except for medical.
In 2022 compared to 2021 net sales increased $10 million in our simulation and test market driven mostly by increased demand for flight training simulators. Sales also increased $8 million in our industrial automation market driven by higher demand for factory automation equipment, particularly in Europe, and sales increased $5 million in our energy market. These increases were partially offset by $8 million of lower sales for medical devices due both to supply chain constraints and as the post COVID-19 demand surge winds-down for our medical pumps and sets.
Operating margin decreased in 2022 compared to 2021. Throughout 2022, we incurred $8 million of restructuring, inventory write-downs and asset impairment charges. These charges were a result of our continued portfolio refinement activities as we resized our business, and from assets associated with Russian actions in Ukraine. In our fourth quarter of 2022, we also incurred a $15 million loss associated with the divestiture of a sonar business, which was partially offset by a $9 million gain on the sale of a building. In the last quarter of 2021, we incurred $4 million of similar portfolio refinement charges. Excluding these charges in both years, the adjusted operating margins were 9.5% in 2022 and 10.1% in 2021. The resulting decline in adjusted operating margin was due to additional costs and inflated pressures associated with our constrained supply chain.

SEGMENT OUTLOOK

			2023 vs. 2022
(dollars in millions)	2023	2022	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,330	$1,256	$74	6%
Space and Defense Controls	930	872	58	7%
Industrial Systems	915	907	8	1%
	$3,175	$3,036	$139	5%
Operating profit:
Aircraft Controls	$137	$124	$13	11%
Space and Defense Controls	115	87	28	32%
Industrial Systems	96	72	24	33%
	$348	$283	$65	23%
Operating margin:
Aircraft Controls	10.3%	9.8%
Space and Defense Controls	12.4%	10.0%
Industrial Systems	10.5%	8.0%
	11.0%	9.3%

Net earnings	$182	$155
Diluted earnings per share	$5.50 - $5.90	$4.83
2023 Outlook – We expect higher sales in 2023, driven by continued market recoveries in commercial OEM and industrial programs and by investments in new products across our segments. However, expected weaker foreign currencies and the lost sales associated with our divestitures in 2022 will moderate our sales growth. We expect operating margin will increase due to operational improvements within all segments, combined with the absence of charges related to restructuring, impairments and losses associated with the sales of businesses in 2022. Excluding these charges, we also expect adjusted operating margin will increase. Net earnings in 2023 are expected to benefit from the incremental operating margin, which we expect to be partially offset by higher interest expenses due to the expected higher interest rates on our outstanding debt balances. We expect diluted earnings per share will range between $5.50 and $5.90, with a midpoint of $5.70.
2023 Outlook for Aircraft Controls – In 2023, we anticipate sales increases across all of our commercial OEM programs as the commercial aircraft market recoveries continue and as our customers match the increasing demand with increased orders. We also anticipate a slight sales increase across our military programs as higher activity on funded development programs, the F-35 program and foreign military sales are mostly offset by lower legacy programs. We expect operating margin in 2023 will increase slightly as improved factory utilization from the higher sales volume is partially offset by the absence of 2022's favorable sales mix in commercial aftermarket.
2023 Outlook for Space and Defense Controls – In 2023, we anticipate sales increases in our space programs from the continued higher activity for integrated space vehicles programs and for our launch vehicle programs. Excluding the impact of lost sales associated with our security business divestiture, we expect sales increases across our defense programs, primarily driven by the continued production ramp of our RIwP program and by defense components programs. We expect operating margin will increase in 2023 resulting from the incremental margin from higher sales volume, in addition to the absences of charges from portfolio refinements, our business sale and our incremental costs associated with our constrained supply chain.
2023 Outlook for Industrial Systems – In 2023, we anticipate sales increases across our markets, excluding an expected negative impact from continued weaker foreign currencies relative to the U.S. Dollar, and excluding the lost sales associated with our sonar business divestiture. The underlying organic sales growth is expected primarily in our flight simulation products, driven by the continued demand for flight training simulators, and in our medical device products. We expect operating margin will increase in 2023 resulting from the higher sales volumes and due to the absence of charges from our portfolio refinements, impairments and business sale.

FINANCIAL CONDITION AND LIQUIDITY

				2022 vs. 2021		2021 vs. 2020
(dollars in millions)	2022	2021	2020	$ Variance	% Variance	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$247	$293	$279	$(46)	(16%)	$14	5%
Investing activities	(83)	(191)	(146)	108	(56%)	(45)	31%
Financing activities	(135)	(87)	(143)	(48)	55%	56	(39%)
Our available borrowing capacity and our cash flow from operations provide us with the financial resources needed to run our operations, reinvest in our business and make strategic acquisitions.
At October 1, 2022, our cash balances were $119 million which was primarily held outside of the U.S. Cash flow from our U.S. operations, together with borrowings on our credit facility, fund on-going activities, debt service requirements and future growth investments.
Operating activities
Net cash provided by operating activities decreased in 2022 compared to 2021. In 2022, accounts receivable generated $13 million less cash than the previous year, driven in part by the 787 program, where we maintained steady production levels that were higher than the rate at which Boeing took deliveries. This was mostly offset by a $100 million benefit from our Receivables Purchase Agreement ("RPA") program. Also in 2022, supply chain constraints, particularly in Industrial Systems, contributed to inventory using $48 million more in cash. Partially offsetting the increased uses of cash was a $23 million benefit from accounts payable, due to timing of payments.
We expect cash from operations in 2023 to be $280 million, an increase compared to 2022, driven primarily due to improved cash generation from net working capital.
Investing activities
Net cash used by investing activities in 2022 included $139 million of capital expenditures, as we increased investments in facilities to support growth and provide next generation manufacturing capabilities. Also 2022 included $12 million for the acquisition of TEAM Accessories. These cash outflows were partially offset by $71 million of proceeds from the sales of two businesses and a building in 2022.
Net cash used by investing activities in 2021 included $78 million for our acquisition of Genesys and $129 million for capital expenditures.
We expect capital expenditures in 2023 to be $150 million, as we continue to invest in facilities and infrastructure to support future growth and operational improvements.
Financing activities
Net cash used by financing activities in 2022 included $68 million of net payments on our credit facilities. Additionally, financing activities included $33 million of share repurchases and $33 million of cash dividends.
Net cash used by financing activities in 2021 included $32 million of cash dividends, $30 million for share repurchases and $28 million of net payments on our credit facilities.

CAPITAL STRUCTURE AND RESOURCES
We maintain bank credit facilities to fund our short and long-term capital requirements, including acquisitions. From time to time, we also sell debt and equity securities to fund acquisitions or take advantage of favorable market conditions.
Our U.S. revolving credit facility, which matures on October 15, 2024, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The U.S. revolving credit facility had an outstanding balance of $321 million at October 1, 2022. The weighted-average interest rate on the majority of the outstanding credit facility borrowings was 4.16% and is principally based on LIBOR plus the applicable margin, which was 1.5% at October 1, 2022. The credit facility is secured by substantially all of our U.S. assets. See Note 24 - Subsequent Events, for information related to the amended and restated U.S. revolving credit facility.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on July 26, 2024. Interest was 5.16% as of October 1, 2022 and is based on LIBOR plus a margin of 2.13%. As of October 1, 2022, there were $20 million of outstanding borrowings.
We have $500 million aggregate principal amount of 4.25% senior notes due December 15, 2027 with interest paid semiannually on June 15 and December 15 of each year, which commenced on June 15, 2020. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. We are in compliance with all covenants. The aggregate net proceeds were used to repay indebtedness under our U.S. bank facility, thereby increasing the unused portion of our U.S. revolving credit facility.
On November 4, 2021, we amended and restated our Receivables Purchase Agreement, which matures on November 4, 2024, allowing the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $100 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. As of October 1, 2022, the amount sold to the Purchasers and derecognized was $100 million. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 4.04% as of October 1, 2022.
Previously, we securitized certain trade receivables that were accounted for as secured borrowings (the "Securitization Program"). The Securitization Program was extended on October 29, 2021 and matured on December 29, 2021, providing up to $80 million of borrowing capacity and lowered our cost to borrow funds as compared to the U.S. revolving credit facility. Under the Securitization Program, we sold certain trade receivables and related rights to an affiliate, which in turn sold an undivided variable percentage ownership interest in the trade receivables to a financial institution, while maintaining a subordinated interest in a portion of the pool of trade receivables. The Securitization Program had a minimum borrowing requirement equal to the lesser of either 80% of our borrowing capacity or 100% of our borrowing base, which was a subset of the trade receivables sold under this agreement. Interest on the secured borrowings under the Securitization Program was based on 30-day LIBOR plus an applicable margin.
At October 1, 2022, we had $788 million of unused capacity, including $762 million from the U.S. revolving credit facility after considering standby letters of credit and other limitations. Our leverage ratio covenant limits our unused borrowing capacity to $664 million as of October 1, 2022.

Net debt to capitalization was 33% at October 1, 2022 and 36% at October 2, 2021. The decrease in net debt to capitalization is primarily due to our net earnings, which has increased the total capitalization.
We declared and paid cash dividends of $1.03 per share on our Class A and Class B common stock in 2022.
The Board of Directors authorized a share repurchase program that authorizes repurchases for both Class A and Class B common stock, and allows us to buy up to an aggregate 3 million common shares. Under this program, since inception we have purchased approximately 730,000 shares for $55 million.
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
Contractual Obligations and Commercial Commitments
For further information on our contractual obligations and commitments as of October 1, 2022, see the notes referenced below, of Item 8, Financial Statements and Supplementary Data, of this report.
Right-of-use lease liabilities - See Note 7 - Leases, for details on obligations and timing of expected future payments, including a five-year maturity schedule.

Debt Obligations and Interest Payments - See Note 9 - Indebtedness, for details of our debt and timing of expected future principal and interest payments. Our current and long-term interest obligation on fixed-rate debt is $21 million and $89 million, respectively. Interest on variable-rate long-term debt, assuming the rate and outstanding balances do not change from those at October 1, 2022, would be approximately $17 million annually.

Employee Benefit Plans - See Note 14 - Employee Benefit Plans, for details on our obligations and timing of expected future payments under these plans. In 2023, we have no minimum funding requirements. However, we anticipate making contributions to defined benefit pension plans of $12 million, of which approximately $5 million is for a non-qualified U.S. plan. We are unable to determine minimum funding requirements beyond 2022. We have made no discretionary incremental contributions to our defined benefit plans in excess of minimum funding requirements. We do not plan to make additional contributions for the foreseeable future.

Income Taxes - We are unable to determine if and when any unrecognized tax benefits, which are not material, will be settled, nor can we estimate any potential changes to the unrecognized tax benefits. See Note 15 - Income Taxes, for additional details of tax obligations.

Commitments - Our current and long-term obligations for non-cancelable purchase commitments are $936 million and $178 million, respectively. See Note 23 - Commitments and Contingencies, for additional details.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense and industrial markets. Our businesses are facing varying levels of supply chain and production level pressures from the residual impacts of the COVID-19 pandemic.
Our aerospace and defense businesses represented 70% of our 2022 sales. Within the defense market, our programs are directly affected by funding levels, which have remained relatively stable. Our commercial aircraft market, which represented 18% of our 2022 sales, is still recovering from the initial, dramatic, reductions in air travel at the onset of the COVID-19 pandemic. While domestic travel has recovered, global international travel remains below pre-pandemic levels.
Within our industrial markets, which represented 30% of our 2022 sales, our programs benefited from increased order demand within industrial automation, simulation and test and energy markets. However, as customer demand increases across these markets, we are now experiencing supply chain pressures.
A common factor throughout our markets is the continuing demand for technologically advanced products.
Aerospace and Defense
Within aerospace and defense, we serve three end markets: defense, commercial aircraft and space.
The defense market is dependent on military spending for development and production programs. We have a growing development program order book for future generation aircraft and hypersonic missiles, and we strive to embed our technologies within these high-performance military programs of the future. Aircraft production programs are typically long-term in nature, offering predictable capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Lightning II and V-22 Osprey. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending are uncertain, subject to presidential and congressional approval, and could increase in the near-term given the current global tensions.

The commercial OEM aircraft market has depended on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. While domestic air travel has recovered from the impact of the COVID-19 pandemic, international travel utilizing wide-body aircraft will take longer to fully recover. Furthermore, as companies and employees become accustomed to working remotely, business travel and the associated flight hours may not fully reach the pre-pandemic levels. As such, we believe Boeing and Airbus will continue to directionally match their wide-body aircraft production rates with the reduced, albeit recovering, air traffic volume, which has lowered their demand for our flight control systems. We believe the commercial OEM market's recovery is heavily dependent on the return to pre-COVID-19 global international air traffic activity levels, and therefore will face pressures for a prolonged period of time.

The commercial aftermarket is driven by usage and the age of the existing aircraft fleet for passenger and cargo aircraft, which drives the need for maintenance and repairs. While there were initial dramatic reductions in flight hours at the onset of the COVID-19 pandemic, we have seen a recovery in the demand volume for our maintenance services and spare parts.

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

Industrial
Within industrial, we serve two end markets: industrial and medical. The industrial market consists of industrial automation products, simulation and test products and energy generation and exploration products. The medical market consists of medical devices and medical components products.
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

Our simulation and test products operate in markets that were largely affected by the same factors and investment challenges stemming from the COVID-19 pandemic. However, we have seen stronger order demand for flight simulation systems as the airline training market recovers.

Our energy generation and exploration products operate in a market that is influenced by changing oil and natural gas prices, global urbanization and the resulting change in supply and demand for global energy. Historically, drivers for global growth include investments in power generation infrastructure and exploration of new oil and gas resources. Recently, we have seen oil prices rise above pre-pandemic levels due, in part, to global disruptions; but future energy crises could increase the market’s uncertainty.

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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-fifth of our 2022 sales were denominated in foreign currencies. During 2022, average foreign currency rates generally weakened against the U.S. dollar compared to 2021. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $44 million compared to one year ago. During 2021, average foreign currency rates generally strengthened against the U.S. dollar compared to 2020. The translation of the results of our foreign subsidiaries into U.S. dollars increased 2021 sales by $34 million compared to 2020.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies, included in Item 8, Financial Statements and Supplementary Data, of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates ("ASU").

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and foreign currency contracts. We do not hold or issue financial instruments for trading purposes. In 2022, our derivative instruments consisted of foreign currency contracts.
At October 1, 2022, we had $341 million of borrowings subject to variable interest rates. At October 1, 2022, we had no outstanding interest rate swaps. During 2022, our average borrowings subject to variable interest rates were $366 million and, therefore, if interest rates had been one percentage point higher during 2022, our interest expense would have been $4 million higher.
We also enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party purchases and revenue, intercompany product shipments and to reduce exposure on intercompany balances that are denominated in foreign currencies. We have foreign currency contracts with notional amounts of $138 million outstanding at October 1, 2022 that mature at various times through March 1, 2024. These include notional amounts of $108 million outstanding where the U.S. dollar is one side of the trade. The net fair value of all of our foreign currency contracts involving the U.S. dollar was a $3 million net liability at October 1, 2022. A hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at October 1, 2022 by approximately $9 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at October 1, 2022 by approximately $11 million. It is important to note that gains and losses indicated in the sensitivity analysis would often be offset by gains and losses on the underlying receivables and payables.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the Euro and British pound. If average annual foreign exchange rates collectively weakened or strengthened against the U.S. dollar by 10%, our net earnings in 2022 would have decreased or increased by $7 million from foreign currency translation. This sensitivity analysis assumed that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual transactions.

Item 8.	Financial Statements and Supplementary Data.
Consolidated Statements of Earnings

	Fiscal Years Ended
(dollars in thousands, except share and per share data)	October 1, 2022	October 2, 2021	October 3, 2020
Net sales	$3,035,783	$2,851,993	$2,884,554
Cost of sales	2,211,384	2,076,270	2,118,150
Inventory write-down	3,598	—	22,708
Gross profit	820,801	775,723	743,696
Research and development	109,527	125,528	110,865
Selling, general and administrative	448,531	412,028	397,947
Interest	36,757	33,892	38,897
Asset impairment	18,053	1,500	37,839
Restructuring	9,509	—	10,700
Loss on sale of businesses	3,346	1,536	—
Gain on sale of building	(9,075)	—	—
Pension settlement	—	—	121,324
Other	1,174	(2,535)	20,707
Earnings before income taxes	202,979	203,774	5,417
Income taxes (benefit)	47,802	46,554	(3,788)
Net earnings	$155,177	$157,220	$9,205

Net earnings per share
Basic	$4.85	$4.90	$0.28
Diluted	$4.83	$4.87	$0.28

Average common shares outstanding
Basic	31,977,482	32,112,589	33,257,684
Diluted	32,117,028	32,297,956	33,437,801
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(dollars in thousands)	October 1, 2022	October 2, 2021	October 3, 2020
Net earnings	$155,177	$157,220	$9,205
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(89,035)	10,005	26,405
Retirement liability adjustment	27,979	30,443	102,081
Change in accumulated loss (income) on derivatives	(2,426)	(2,555)	1,538
Other comprehensive income (loss), net of tax	(63,482)	37,893	130,024
Comprehensive income	$91,695	$195,113	$139,229
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(dollars in thousands, except per share data)	October 1, 2022	October 2, 2021
ASSETS
Current assets
Cash and cash equivalents	$103,895	$99,599
Restricted cash	15,338	1,315
Receivables, net	990,262	945,929
Inventories, net	588,466	613,095
Prepaid expenses and other current assets	60,349	58,842
Total current assets	1,758,310	1,718,780
Property, plant and equipment, net	668,908	645,778
Operating lease right-of-use assets	69,072	60,355
Goodwill	805,320	851,605
Intangible assets, net	85,410	106,095
Deferred income taxes	8,630	17,769
Other assets	36,191	32,787
Total assets	$3,431,841	$3,433,169
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$916	$80,365
Accounts payable	232,104	200,602
Accrued compensation	93,141	112,703
Contract advances	296,899	263,686
Accrued liabilities and other	215,376	212,005
Total current liabilities	838,436	869,361
Long-term debt, excluding current installments	836,872	823,355
Long-term pension and retirement obligations	140,602	162,728
Deferred income taxes	63,527	64,642
Other long-term liabilities	115,591	112,939
Total liabilities	1,995,028	2,033,025
Shareholders’ equity
Common stock - par value $1.00
Class A - Authorized 100,000,000 shares	43,807	43,803
Issued 43,806,835 and outstanding 28,767,243 shares at October 1, 2022
Issued 43,803,236 and outstanding 29,220,367 shares at October 2, 2021
Class B - Authorized 20,000,000 shares. Convertible to Class A on a one-for-one basis	7,473	7,477
Issued 7,472,878 and outstanding 3,014,475 shares at October 1, 2022
Issued 7,476,477 and outstanding 2,870,372 shares at October 2, 2021
Additional paid-in capital	516,123	509,622
Retained earnings	2,360,055	2,237,848
Treasury shares	(1,047,012)	(1,007,506)
Stock Employee Compensation Trust	(73,602)	(79,776)
Supplemental Retirement Plan Trust	(58,989)	(63,764)
Accumulated other comprehensive loss	(311,042)	(247,560)
Total shareholders’ equity	1,436,813	1,400,144
Total liabilities and shareholders’ equity	$3,431,841	$3,433,169
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
(dollars in thousands)	October 1, 2022	October 2, 2021	October 3, 2020
COMMON STOCK
Beginning and end of year	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	509,622	472,645	510,546
Issuance of treasury shares	11,570	7,478	142
Equity-based compensation expense	7,460	6,859	5,661
Adjustment to market - SECT and SERP	(12,529)	22,640	(43,704)
End of year	516,123	509,622	472,645
RETAINED EARNINGS
Beginning of year	2,237,848	2,112,734	2,128,739
Net earnings	155,177	157,220	9,205
Dividends (1)	(32,970)	(32,106)	(25,210)
End of year	2,360,055	2,237,848	2,112,734
TREASURY SHARES AT COST
Beginning of year	(1,007,506)	(990,783)	(769,569)
Class A and B shares issued related to compensation	11,326	14,139	11,887
Class A and B shares purchased	(50,832)	(30,862)	(233,101)
End of year	(1,047,012)	(1,007,506)	(990,783)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of year	(79,776)	(64,242)	(111,492)
Issuance of shares	13,250	679	28,768
Purchase of shares	(14,830)	(4,239)	(6,774)
Adjustment to market	7,754	(11,974)	25,256
End of year	(73,602)	(79,776)	(64,242)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of year	(63,764)	(53,098)	(71,546)
Adjustment to market	4,775	(10,666)	18,448
End of year	(58,989)	(63,764)	(53,098)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(247,560)	(285,453)	(415,477)
Other comprehensive income (loss)	(63,482)	37,893	130,024
End of year	(311,042)	(247,560)	(285,453)
TOTAL SHAREHOLDERS’ EQUITY	$1,436,813	$1,400,144	$1,243,083
See accompanying Notes to Consolidated Financial Statements.
(1) Cash dividends were $1.03, $1.00 and $0.75 per share for the fiscal years ended October 1, 2022, October 2, 2021, and October 3, 2020, respectively.

Consolidated Statements of Shareholders’ Equity, Shares

	Fiscal Years Ended
(share data)	October 1, 2022	October 2, 2021	October 3, 2020
COMMON STOCK - CLASS A
Beginning of year	43,803,236	43,799,229	43,794,935
Conversion of Class B to Class A	3,599	4,007	4,294
End of year	43,806,835	43,803,236	43,799,229
COMMON STOCK - CLASS B
Beginning of year	7,476,477	7,480,484	7,484,778
Conversion of Class B to Class A	(3,599)	(4,007)	(4,294)
End of year	7,472,878	7,476,477	7,480,484
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of year	(14,157,721)	(13,959,998)	(11,101,512)
Class A shares issued related to compensation	45,201	39,227	31,943
Class A shares purchased	(501,924)	(236,950)	(2,890,429)
End of year	(14,614,444)	(14,157,721)	(13,959,998)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of year	(3,179,055)	(3,344,877)	(3,345,489)
Class B shares issued related to compensation	333,200	346,585	215,040
Class B shares purchased	(174,436)	(180,763)	(214,428)
End of year	(3,020,291)	(3,179,055)	(3,344,877)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of year	(600,880)	(557,543)	(886,300)
Issuance of shares	165,592	8,683	408,641
Purchase of shares	(176,654)	(52,020)	(79,884)
End of year	(611,942)	(600,880)	(557,543)
SERP - CLASS B COMMON STOCK
Beginning and end of year	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(dollars in thousands)	October 1, 2022	October 2, 2021	October 3, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$155,177	$157,220	$9,205
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	75,238	76,671	74,243
Amortization	13,151	13,488	12,729
Deferred income taxes	11,739	8,162	(40,845)
Equity-based compensation expense	8,882	7,461	5,661
Loss on sale of businesses	3,346	1,536	—
Asset impairment and Inventory write-down	21,651	1,500	60,547
Pension settlement	—	—	121,324
Other	(2,257)	(791)	9,636
Changes in assets and liabilities providing (using) cash:
Receivables	(86,867)	(73,459)	111,525
Inventories	(28,677)	19,576	(99,015)
Accounts payable	43,349	20,520	(84,065)
Contract advances	42,097	59,298	65,680
Accrued expenses	(4,445)	2,290	(3,516)
Accrued income taxes	3,070	4,653	(17,964)
Net pension and post retirement liabilities	18,093	12,503	33,305
Other assets and liabilities	(26,745)	(17,402)	20,727
Net cash provided by operating activities	246,802	293,226	279,177
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(11,832)	(77,600)	(54,265)
Purchase of property, plant and equipment	(139,431)	(128,734)	(88,284)
Net proceeds from businesses and buildings sold	70,612	14,675	971
Other investing transactions	(2,668)	502	(4,615)
Net cash used by investing activities	(83,319)	(191,157)	(146,193)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	840,475	799,950	1,151,550
Payments on revolving lines of credit	(827,801)	(838,936)	(1,187,159)
Proceeds from long-term debt	—	78,700	15,128
Payments on long-term debt	(80,364)	(68,080)	(74,470)
Proceeds from senior notes, net of issuance costs	—	—	491,769
Payments on senior notes	—	—	(300,000)
Payments on finance lease obligations	(2,524)	(2,156)	(1,167)
Payment of dividends	(32,970)	(32,106)	(25,210)
Proceeds from sale of treasury stock	18,414	10,866	7,014
Purchase of outstanding shares for treasury	(48,558)	(31,673)	(232,290)
Proceeds from sale of stock held by SECT	13,250	679	24,721
Purchase of stock held by SECT	(14,830)	(4,239)	(6,774)
Other financing transactions	—	—	(5,878)
Net cash used by financing activities	(134,908)	(86,995)	(142,766)
Effect of exchange rate changes on cash	(10,256)	768	2,306
Increase (decrease) in cash, cash equivalents and restricted cash	18,319	15,842	(7,476)
Cash, cash equivalents and restricted cash at beginning of year	100,914	85,072	92,548
Cash, cash equivalents and restricted cash at end of year	$119,233	$100,914	$85,072

Consolidated Statements of Cash Flows, continued
	Fiscal Years Ended
	October 1, 2022	October 2, 2021	October 3, 2020
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$34,765	$35,220	$38,420
Income taxes paid, net of refunds	24,047	44,043	59,053
Treasury shares issued as compensation	4,482	10,751	9,063
Equipment and property acquired through lease financing	36,897	14,894	24,904
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
Fiscal Year: Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 52 weeks for the year ended October 1, 2022, 52 weeks for the year ended October 2, 2021 and 53 weeks for the year ended October 3, 2020.
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
Revenue Recognition: We recognize revenue from contracts with customers using an over-time, cost-to-cost method of accounting or at the point in time that control transfers to the customer. For additional discussion on revenue recognition, see Note 2 - Revenue from Contracts with Customers.
Shipping and Handling Costs: Shipping and handling costs are included in cost of sales.
Research and Development: Research and development costs are expensed as incurred and include salaries, benefits, consulting, material costs depreciation and amortization.
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
Restricted Cash: Restricted cash principally represents funds held for capital expenditures and to satisfy supplemental retirement obligations.

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
We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for all or selected reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative test. We may also elect to perform a quantitative test instead of a qualitative assessment for any or all of our reporting units. We performed a qualitative test for all reporting units in 2021 and 2020.
Quantitative testing requires a comparison of the fair value of each reporting unit to its carrying value. We typically use the discounted cash flow method to estimate the fair value of our reporting units. The discounted cash flow method incorporates various assumptions, the most significant being projected revenue growth rates, operating margins and cash flows, the terminal growth rate and the weighted-average cost of capital. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and any loss must be measured. To determine the amount of the impairment loss, the implied fair value of goodwill is determined by assigning a fair value to all of the reporting unit's assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination at fair value. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. We performed a quantitative test for all reporting units in 2022.
There were no goodwill impairment charges recorded in 2022, 2021 or 2020.
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
In 2022, we recorded impairment charges on long-lived assets in our Aircraft Controls and Industrial Systems segment. These charges relate to property, plant and equipment that experienced a significant decline in value due to the slower than expected recovery of our commercial aircraft business. In addition, we recorded impairment charges on intangible assets associated with a product line we are no longer pursuing. These charges are included in asset impairment in the Consolidated Statements of Earnings.
In 2021, we recorded impairment charges on long-lived assets in our Space and Defense Controls segment. These charges relate to property, plant and equipment and intangibles assets that experienced a decline in value. These charges are included in asset impairment in the Consolidated Statements of Earnings.
In 2020, we recorded impairment charges on long-lived assets primarily in our Aircraft Controls and Industrial Systems segments. These charges relate to property, plant and equipment, right-of-use-assets and intangible assets that experienced significant decline in value due to economic impacts of the COVID-19 pandemic. These charges are included in asset impairment in the Consolidated Statements of Earnings.
See Note 4 - Receivables, Note 5 - Inventories, Note 6 - Property, Plant and Equipment, Note 7 - Leases, Note 8 - Goodwill and Intangible Assets and Note 12 - Fair Value for additional disclosures relating to impairment charges recorded.
Product Warranties: In the ordinary course of business, we warrant our products against defect in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances.
Financial Instruments: Our financial instruments consist primarily of cash and cash equivalents, restricted cash, receivables, notes payable, accounts payable, long-term debt, interest rate swaps and foreign currency contracts. The carrying values for our financial instruments approximate fair value with the exception at times of long-term debt. We do not hold or issue financial instruments for trading purposes.

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
Recent Accounting Pronouncements:
Recent Accounting Pronouncements Adopted
There have been no accounting pronouncements adopted for the year ended October 1, 2022.
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

Revenue is recognized on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. In 2022, we recognized lower revenues of $3,518 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. In 2021, we recognized revenues of $11,167 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. In 2020, we recognized revenues of $15,785 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. As of October 1, 2022, revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material.

As of October 1, 2022, we had contract reserves of $46,547. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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
Total contract assets and contract liabilities are as follows:

	October 1, 2022	October 2, 2021
Unbilled receivables	$614,760	$546,764
Contract advances	296,899	263,686
Net contract assets	$317,861	$283,078

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. As of October 1, 2022, we recognized $180,789 of revenue that was included in the contract liability balance at the beginning of the period.

Remaining Performance Obligations
As of October 1, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,200,000. We expect to recognize approximately 44% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 21 - Segments, for disclosures related to disaggregation of revenue.
Note 3 - Acquisitions, Divestitures and Equity Method Investments
Acquisitions

On February 21, 2022, we acquired TEAM Accessories Limited ("TEAM") based in Dublin, Ireland for a purchase price, net of acquired cash, of $14,885, consisting of $11,832 in cash and contingent consideration with an initial fair value of $3,053. TEAM specializes in Maintenance, Repair and Overhaul ("MRO") of engine and airframe components. This operation is included in our Aircraft Controls segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.

On December 18, 2020, we acquired Genesys Aerosystems Group, Inc. ("Genesys"), headquartered in Mineral Wells, Texas for a purchase price of $77,600, net of acquired cash. Genesys designs and manufactures a full suite of electronic flight instrument systems and autopilot solutions. This operation is included in our Aircraft Controls segment.

Divestitures

On September 30, 2022, we sold a sonar business based in the United Kingdom previously included in our Industrial Systems segment. We received net proceeds of $12,401 and recorded a loss of $15,379, net of transaction costs. The loss is subject to adjustments associated with amounts currently held in escrow.
On September 20, 2022, we sold assets of a security business based in Northbrook, Illinois previously included in our Space and Defense Controls segment. We received net proceeds of $9,823 and recorded a loss of $4,112, net of transaction costs. The loss is subject to adjustments associated with amounts currently held in escrow.

On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Aircraft Controls segment. We received net proceeds of $35,550 and recorded a gain of $16,146, net of transaction costs. The gain is subject to adjustments associated with amounts currently held in escrow.

In the fourth quarter of 2021, we sold a non-core business of our Industrial Systems segment. We received net proceeds of $11,285 and recorded a loss of $1,536.

In the first quarter of 2021, we sold a non-core business in our Aircraft Controls segment for $2,081 in net consideration and recorded a loss of $683.

Equity Method Investments

On August 31, 2022, we contributed $1,024 to Suffolk Technologies Fund 1, L.P., a limited partnership that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. As we are a limited partner in this investment, we are accounting for it using the equity method. We have a remaining on-call capital commitment of up to $6,976. This operation is included in our Industrial Systems segment.

On June 3, 2022, we increased our investment in NOVI LLC ("NOVI") by $571 and now hold a 42.5% ownership interest. NOVI specializes is applying machine learning algorithms to space situational awareness. We are accounting for this investment using the equity method. This operation is included in our Space and Defense Controls segment.
Note 4 - Receivables
Receivables consist of:

	October 1, 2022	October 2, 2021
Accounts receivable	$363,137	$395,674
Unbilled receivables	614,760	546,764
Other	16,973	7,842
Less allowance for credit losses	(4,608)	(4,351)
Receivables, net	$990,262	$945,929
Net receivables disclosed above reflects a non-cash write-down of $642 recorded for the year ended October 1, 2022 associated with Russian activities in Ukraine.
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

The proceeds of the RPA are classified as operating activities in our Consolidated Statement of Cash Flows and were used to pay off the outstanding balance of the Securitization Program. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold under the RPA were $522,822 for the year ended October 1, 2022. Total cash collections under the RPA were $422,822 for the year ended October 1, 2022. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
The amount sold to the Purchasers was $100,000 at October 1, 2022, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $657,658 at October 1, 2022.
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
Over-time contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts, as well as commercial aircraft and satellite manufacturers. Amounts billed for over-time contracts to the U.S. Government were $18,750 at October 1, 2022 and $11,330 at October 2, 2021. Unbilled recoverable costs and accrued profits under over-time contracts to be billed to the U.S. Government were $38,020 at October 1, 2022 and $32,245 at October 2, 2021. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Unbilled amounts expected to be collected beyond one year are not material. In situations where billings exceed revenues recognized, the excess is included in contract advances.
There are no material amounts of claims or unapproved change orders included in the Consolidated Balance Sheets. There are no material balances billed but not paid by customers under retainage provisions.
Concentrations of credit risk on receivables are limited to those from significant customers who are believed to be financially sound. Receivables from Boeing were $235,405 at October 1, 2022 and $209,653 at October 2, 2021 and receivables from Lockheed Martin were $99,707 at October 1, 2022 and $88,744 at October 2, 2021. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.
Note 5 - Inventories
Inventories, net of reserves, consist of:

	October 1, 2022	October 2, 2021
Raw materials and purchased parts	$219,893	$231,406
Work in progress	305,328	315,762
Finished goods	63,245	65,927
Inventories, net	$588,466	$613,095
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of October 1, 2022 and October 2, 2021.
In 2022, we have recorded impairment charges on inventory of $1,907 associated with Russian actions in the Ukraine. See Note 13 - Restructuring for additional disclosures relating to inventory write-downs.

Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	October 1, 2022	October 2, 2021
Land	$32,164	$35,762
Buildings and improvements	496,632	506,450
Machinery and equipment	791,980	791,984
Computer equipment and software	201,960	179,066
Property, plant and equipment, at cost	1,522,736	1,513,262
Less accumulated depreciation and amortization	(853,828)	(867,484)
Property, plant and equipment, net	$668,908	$645,778
In 2022, we recorded $15,048 of impairment charges for owned assets, based on expected cash flows over the remaining life of the assets associated with a slower than expected recovery of our commercial aircraft business. In 2021, we recorded $356 of impairment charges for owned assets, based on expected cash flows over the remaining life of the assets in relation to a decline in the related business. In 2020, we recorded $25,419 of impairment charges for owned and finance lease ROU assets, based on expected cash flows over the remaining life of the assets in relation to the impact of the COVID-19 pandemic.
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

The components of lease expense were as follows:

	2022	2021	2020
Operating lease cost	$28,670	$30,353	$27,493

Finance lease cost:
Amortization of right-of-use assets	$2,884	$2,282	$1,175
Interest on lease liabilities	1,057	736	367
Total finance lease cost	$3,941	$3,018	$1,542
Supplemental cash flow information related to leases was as follows:

	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$28,914	$29,926	$24,218
Operating cash flow for finance leases	1,057	736	367
Financing cash flow for finance leases	2,524	2,156	1,167
Assets obtained in exchange for lease obligations:
Operating leases	24,659	9,426	13,738
Finance leases	12,238	5,558	11,166
Supplemental balance sheet information related to leases was as follows:

	October 1, 2022	October 2, 2021
Operating Leases
Operating lease right-of-use assets	$69,072	$60,355

Accrued liabilities and other	$13,002	$14,176
Other long-term liabilities	66,167	57,277
Total operating lease liabilities	$79,169	$71,453

Finance Leases
Property, plant, and equipment, at cost	$30,614	$19,861
Accumulated depreciation	(5,606)	(3,375)
Property, plant, and equipment, net	$25,008	$16,486

Accrued liabilities and other	$3,244	$2,014
Other long-term liabilities	23,529	15,904
Total finance lease liabilities	$26,773	$17,918

Weighted average remaining lease term in years
Operating leases	7.7	7.4
Finance leases	16.7	15.5

Weighted average discount rate
Operating leases	5.0%	4.7%
Finance leases	4.8%	5.0%

Maturities of lease liabilities were as follows:

	October 1, 2022
	Operating Leases	Finance Leases
2023	$16,684	$4,401
2024	14,109	4,366
2025	11,799	4,193
2026	10,917	3,929
2027	9,771	3,187
Thereafter	35,430	26,279
Total lease payments	98,710	46,355
Less: imputed interest	(19,541)	(19,582)
Total	$79,169	$26,773
On September 30, 2022, we sold a building located in Murray, Utah and concurrently entered into a lease agreement for the building with an initial term of two years, which also includes the option to extend the terms of the lease for up to two consecutive terms of six months each. The transaction resulted in a net gain of $9,075 which is included in the Consolidated Statements of Earnings.
The operating lease ROU assets and finance leased cost in the disclosures above as of October 2, 2021 reflect write downs of $3,696 and $1,112, respectively, based on expected cash flows over the remaining life of the assets in relation to impairment charges associated with the COVID-19 pandemic.

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance September 28, 2019	$176,939	$261,684	$345,617	$784,240
Acquisition	—	—	25,237	25,237
Divestiture	—	—	(635)	(635)
Foreign currency translation	2,582	42	10,390	13,014
Balance at October 3, 2020	179,521	261,726	380,609	821,856
Acquisition	29,123	—	—	29,123
Divestitures	(312)	—	(3,092)	(3,404)
Foreign currency translation	2,447	41	1,542	4,030
Balance at October 2, 2021	210,779	261,767	379,059	851,605
Acquisition	5,344	—	—	5,344
Divestitures	(6,961)	(2,205)	(4,137)	(13,303)
Foreign currency translation	(9,643)	(155)	(28,528)	(38,326)
Balance at October 1, 2022	$199,519	$259,407	$346,394	$805,320
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at October 1, 2022. Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at October 1, 2022.
The components of intangible assets are as follows:

		October 1, 2022		October 2, 2021
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$135,899	$(88,179)	$163,215	$(108,844)
Technology-related	9	69,856	(52,951)	82,716	(58,119)
Program-related	23	35,305	(18,817)	40,211	(19,707)
Marketing-related	8	21,925	(17,833)	28,590	(22,212)
Other	10	1,693	(1,488)	1,963	(1,718)
Intangible assets	12	$264,678	$(179,268)	$316,695	$(210,600)
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
In 2022, we recorded $2,125 in impairment charges on long-lived assets in our Industrial Systems segment. These charges relate to intangibles assets associated with a product line we are no longer pursuing. In 2021, we recorded $1,144 in impairment charges on long-lived assets in our Space and Defense Controls segment, relating to intangibles assets that experienced a decline in value. In 2020, we recorded a $8,723 write down of intangible assets in our Aircraft Controls and Industrial Systems segments based on expected cash flows over the remaining life of the assets in relation to the impairment charges associated with the COVID-19 pandemic. These charges are included in asset impairment in the Consolidated Statements of Earnings.
Amortization of acquired intangible assets is as follows:

	2022	2021	2020
Acquired intangible asset amortization	$13,106	$13,454	$12,524

Based on acquired intangible assets recorded at October 1, 2022, amortization is estimated to be approximately:

	2023	2024	2025	2026	2027
Estimated future amortization of acquired intangible assets	$11,300	$10,500	$9,400	$9,200	$8,300
Note 9 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	October 1, 2022	October 2, 2021
U.S. revolving credit facility	$321,300	$321,886
SECT revolving credit facility	20,000	7,000
Senior notes 4.25%	500,000	500,000
Securitization program	—	80,000
Other long-term debt	916	1,280
Senior debt	842,216	910,166
Less deferred debt issuance cost	(4,428)	(6,446)
Less current installments	(916)	(80,365)
Long-term debt	$836,872	$823,355
Our U.S. revolving credit facility, which matures on October 15, 2024, has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $400,000 to the credit facility upon satisfaction of certain conditions. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage. We are in compliance with all covenants. The weighted-average interest rate on the majority of the outstanding credit facility borrowings is 4.16% and is principally based on LIBOR plus the applicable margin, which was 1.50% at October 1, 2022. See Note 24 - Subsequent Events, for information related to the amended and restated U.S. revolving credit facility.
The SECT has a revolving credit facility with a borrowing capacity of $35,000, maturing on July 26, 2024. Interest is based on LIBOR plus an applicable margin of 2.13%. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.
At October 1, 2022, we had $500,000 aggregate principal amount of 4.25% senior notes due December 15, 2027 with interest paid semiannually on June 15 and December 15 of each year, which commenced on June 15, 2020. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. We are in compliance with all covenants. The aggregate net proceeds of $491,769 were used to repay indebtedness under our U.S. revolving credit facility, thereby increasing the unused portion of our U.S. revolving credit facility. The effective interest rate for these notes after considering the amortization of deferred debt issuance costs is 4.60%.
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

Maturities of long-term debt are:

	2023	2024	2025	2026	2027	Thereafter
Long-term debt maturities	$916	$20,000	$321,300	$—	$—	$500,000
At October 1, 2022, we had pledged assets with a net book value of $1,485,188 as security for long-term debt.
At October 1, 2022, we had $787,530 of unused short and long-term borrowing capacity, including $762,313 from the U.S. revolving credit facility.
Commitment fees are charged on some of these arrangements and on the U.S. revolving credit facility based on a percentage of the unused amounts available and are not material.
Note 10 - Other Accrued Liabilities

Other accrued liabilities consists of:

	October 1, 2022	October 2, 2021
Employee benefits	$56,136	$54,146
Contract reserves	46,547	58,857
Warranty accrual	23,072	26,602
Accrued income taxes	17,776	12,908
Other	71,845	59,492
Other accrued liabilities	$215,376	$212,005
Activity in the warranty accrual is summarized as follows:

	2022	2021	2020
Warranty accrual at beginning of period	$26,602	$27,707	$28,061
Additions from acquisitions	—	990	767
Warranties issued during current period	9,227	13,937	14,820
Adjustments to pre-existing warranties	(764)	(519)	(1,779)
Reductions for settling warranties	(10,366)	(15,630)	(14,656)
Divestiture adjustment	(618)	—	—
Foreign currency translation	(1,009)	117	494
Warranty accrual at end of period	$23,072	$26,602	$27,707

Note 11 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso and the British pound, we had outstanding foreign currency contracts with notional amounts of $31,740 at October 1, 2022. These contracts mature at various times through March 1, 2024.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of October 1, 2022, we had no outstanding net investment hedges.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At October 1, 2022, we had no outstanding interest rate swaps.
Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2022, 2021 or 2020.
Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $106,219 at October 1, 2022. The foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Statements of Earnings location	2022	2021	2020
Net gain (loss)
Foreign currency contracts	Other	$(10,396)	$648	$1,306
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	October 1, 2022	October 2, 2021
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$562	$325
Foreign currency contracts	Other assets	165	104
	Total asset derivatives	$727	$429
Foreign currency contracts	Accrued liabilities and other	$3,877	$1,235
Foreign currency contracts	Other long-term liabilities	751	537
	Total liability derivatives	$4,628	$1,772
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$679	$226
Foreign currency contracts	Accrued liabilities and other	$738	$480

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	October 1, 2022	October 2, 2021
Foreign currency contracts	Other current assets	$1,241	$551
Foreign currency contracts	Other assets	165	104
	Total assets	$1,406	$655
Foreign currency contracts	Accrued liabilities and other	$4,615	$1,715
Foreign currency contracts	Other long-term liabilities	751	537
Acquisition contingent consideration	Other long-term liabilities	3,272	—
	Total liabilities	$8,638	$2,252
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	October 1, 2022	October 2, 2021
Balance at beginning of period	$—	$—
Additions from acquisition	3,053	—
Increase in discounted future cash flows recorded as interest expense	219	—
Balance at end of period	$3,272	$—
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At October 1, 2022, the fair value of long-term debt was $775,900 compared to its carrying value of $842,216. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.
Receivables, inventories, property, plant and equipment, ROU assets, and intangible assets have been measured at fair values on a nonrecurring basis using future discounted cash flows and other observable inputs (Level 3) and are not included in the fair value tables above. Impairment losses of $19,960, $1,500 and $37,839 in 2022, 2021 and 2020, respectively, are recorded as a result of these measurements and are described in Note 4 - Receivables, Note 5 - Inventories, Note 6 - Property, Plant and Equipment, Note 7 - Leases and Note 8 - Goodwill and Intangible Assets.

Note 13 - Restructuring
In 2022, we initiated restructuring actions in relation to portfolio shaping activities in our Space and Defense and Industrial Systems segments and for slower than expected commercial aircraft business recovery in our Aircraft Controls segment. These actions have and will result in workforce reductions, principally in the U.S., China, Europe and the U.K.. The 2022 restructuring charge consists of non-cash charges related to an inventory write-down of $1,692 and equipment of $538 as well as severance and other costs of $8,971.
In 2020, we initiated restructuring actions in relation to impacts of the COVID-19 pandemic. The actions resulted in workforce reductions, primarily in the Philippines, Europe and the U.S. We have recorded a total of $10,466 for severance.
Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at September 28, 2019	$—	$27	$4,096	$4,123
Charged to expense - 2020 plan	3,340	185	7,175	10,700
Non-cash charges - 2020 plan	(234)	—	—	(234)
Adjustments to provision	—	(1)	(892)	(893)
Cash payments - 2020 plan	(1,859)	(185)	(828)	(2,872)
Cash payments - 2018 plan	—	(26)	(705)	(731)
Foreign currency translation	—	—	249	249
Balance at October 3, 2020	1,247	—	9,095	10,342
Adjustments to provision	(457)	—	(711)	(1,168)
Cash payments - 2020 plan	(611)	—	(2,423)	(3,034)
Cash payments - 2018 plan	—	—	(524)	(524)
Foreign currency translation	—	—	49	49
Balance at October 2, 2021	179	—	5,486	5,665
Charged to expense - 2022 plan	3,996	3,755	3,450	11,201
Non-cash charges - 2022 plan	—	(2,230)	—	(2,230)
Cash payments - 2022 plan	(3,767)	(1,297)	(613)	(5,677)
Cash payments - 2020 plan	(179)	—	(443)	(622)
Cash payments - 2018 plan	—	—	(432)	(432)
Foreign currency translation	—	—	(770)	(770)
Balance at October 1, 2022	$229	$228	$6,678	$7,135
As of October 1, 2022, the restructuring accrual consists of $2,919 for the 2022 plan, $2,918 for the 2020 plan and $1,298 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve.

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
The RSP and RSP(+) includes an employee stock ownership feature. As one of the investment alternatives, participants in the RSP and RSP(+) can acquire our stock at market value. Shares are allocated and compensation expense is recognized as the employer share match is earned. At October 1, 2022, the participants in the RSP and RSP(+) owned 1,735,412 Class B shares.
Expense for all defined contribution plans consists of:

	2022	2021	2020
U.S. defined contribution plans	$43,550	$36,131	$27,698
Non-U.S. defined contribution plans	8,157	8,890	5,965
Total expense for defined contribution plans	$51,707	$45,021	$33,663
As of January 1, 2021, one of our non-U.S. defined benefit plans was replaced by a defined contribution plan. The transaction eliminated balance sheet exposure for the plan, reducing the projected benefit obligation by $63,333, the fair value of plan assets by $57,643 and resulted in a curtailment gain of $5,830.

The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans are as follows:

	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Change in projected benefit obligation:
Projected benefit obligation at prior year measurement date	$704,989	$688,689	$205,093	$264,419
Service cost	19,827	22,488	4,248	5,290
Interest cost	18,246	17,103	2,413	2,277
Contributions by plan participants	—	—	184	380
Actuarial (gains) losses	(198,538)	(13,815)	(48,255)	2,224
Foreign currency exchange impact	—	—	(28,435)	68
Benefits paid	(12,845)	(8,298)	(5,136)	(5,271)
Curtailments	—	—	—	(5,690)
Settlements	—	—	(2,312)	(58,604)
Other	(733)	(1,178)	(61)	—
Projected benefit obligation at measurement date	$530,946	$704,989	$127,739	$205,093
Change in plan assets:
Fair value of assets at prior year measurement date	$640,513	$615,872	$127,766	$170,765
Actual return on plan assets	(186,536)	28,718	(17,686)	11,552
Employer contributions	5,324	5,399	8,210	8,119
Contributions by plan participants	—	—	184	380
Benefits paid	(12,845)	(8,298)	(5,136)	(5,271)
Settlements	—	—	(2,312)	(58,604)
Foreign currency exchange impact	—	—	(19,971)	825
Other	(733)	(1,178)	(61)	—
Fair value of assets at measurement date	$445,723	$640,513	$90,994	$127,766
Funded status and amount recognized in assets and liabilities	$(85,223)	$(64,476)	$(36,745)	$(77,327)
Amount recognized in assets and liabilities:
Long-term assets	$—	$40,873	$10,672	$9,266
Current and long-term pension liabilities	(85,223)	(105,349)	(47,417)	(86,593)
Amount recognized in assets and liabilities	$(85,223)	$(64,476)	$(36,745)	$(77,327)
Amount recognized in AOCIL, before taxes:
Prior service cost (credit)	$—	$—	$724	$940
Actuarial losses	160,659	158,445	13,209	49,196
Amount recognized in AOCIL, before taxes	$160,659	$158,445	$13,933	$50,136
Our funding policy is to contribute at least the amount required by law in the respective countries.
The total accumulated benefit obligation as of the measurement date for all defined benefit pension plans was $611,225 in 2022 and $832,053 in 2021. At the measurement date in 2022, our plans had fair values of plan assets totaling $536,717. The following table provides aggregate information for the pension plans, which have accumulated benefit obligations in excess of plan assets:

	October 1, 2022	October 2, 2021
Accumulated benefit obligation	$130,315	$223,933
Fair value of plan assets	11,231	48,884

The following table provides aggregate information for the pension plans, which have projected benefit obligations in excess of plan assets:

	October 1, 2022	October 2, 2021
Projected benefit obligation	$615,339	$256,084
Fair value of plan assets	482,700	64,143
Weighted-average assumptions used to determine net periodic benefit cost and weighted-average assumptions used to determine benefit obligations as of the measurement dates are as follows:

	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
Assumptions for net periodic benefit cost:
Service cost discount rate	3.3%	3.1%	3.5%	2.0%	1.5%	1.6%
Interest cost discount rate	2.7%	2.6%	2.9%	1.7%	1.2%	1.3%
Return on assets	5.0%	5.0%	4.5%	2.9%	3.2%	2.7%
Rate of compensation increase	3.5%	3.3%	2.9%	3.0%	2.6%	2.1%
Assumptions for benefit obligations:
Discount rate	5.5%	3.2%	3.0%	4.4%	1.8%	1.4%
Rate of compensation increase	3.8%	3.5%	3.3%	3.1%	2.8%	2.2%
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
In determining our U.S. pension expense for 2022, we assumed an average rate of return on U.S. pension assets of approximately 5.0% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return was based on the actual asset allocation of 35% in equity securities and 65% in fixed income securities at October 2, 2021. In determining our non-U.S. pension expense for 2022, we assumed an average rate of return on non-U.S. pension assets of approximately 2.9% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return assumed an average asset allocation of 30% in equity securities and 70% in fixed income securities and other investments.

The weighted average asset allocations by asset category for the pension plans as of October 1, 2022 and October 2, 2021 are as follows:

	U.S. Plans			Non-U.S. Plans
	Target	2022 Actual	2021 Actual	Target	2022 Actual	2021 Actual
Asset category:
Equity	30%-40%	30%	35%	20%-40%	26%	32%
Fixed Income	60%-70%	70%	65%	50%-70%	65%	63%
Other	—%	—%	—%	5%-15%	9%	5%

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

Money market funds: Institutional short-term investment vehicles valued daily.

Cash and cash equivalents: Direct cash holdings valued at cost (Level 1) or cash collateral for the initial margin requirements on futures contracts (Level 2) which approximates fair value.

Collective investment trust: NAV of the fund is calculated daily or weekly by the investment manager.

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

The following tables present the consolidated plan assets using the fair value hierarchy, which is described in Note 12 - Fair Value, as of October 1, 2022 and October 2, 2021.

U.S. Plans, October 1, 2022	Level 1	Level 2	Level 3	Total
Investments at fair value:
Shares of registered investment companies:
Equity funds	$116,598	$—	$—	$116,598
Fixed income funds	180,291	—	—	180,291
Money market funds	—	7,144	—	7,144
Cash and cash equivalents	—	5,790	—	5,790
Total investments in fair value hierarchy	296,889	12,934	—	309,823
Investments measured at NAV practical expedient (1)				135,900
Total investments at fair value	$296,889	$12,934	$—	$445,723

Non-U.S. Plans, October 1, 2022	Level 1	Level 2	Level 3	Total
Investments at fair value:
Mutual funds:
Equity funds	$—	$5,091	$—	$5,091
Fixed income funds	—	6,020	—	6,020
Equity securities	5,739	—	—	5,739
Fixed income securities	—	18,515	—	18,515
Collective investment trusts	—	17,229	—	17,229
Unit linked life insurance funds	—	35,089	—	35,089
Money market funds	—	840	—	840
Cash and cash equivalents	465	—	—	465
Insurance contracts and other	—	—	2,006	2,006
Total investments at fair value	$6,204	$82,784	$2,006	$90,994

U.S. Plans, October 2, 2021	Level 1	Level 2	Level 3	Total
Investments at fair value:
Shares of registered investment companies:
Equity funds	$200,929	$—	$—	$200,929
Fixed income funds	261,945	—	—	261,945
Money market funds	—	17,905	—	17,905
Cash and cash equivalents	—	7,370	—	7,370
Total investments in fair value hierarchy	462,874	25,275	—	488,149
Investments measured at NAV practical expedient (1)				152,364
Total investments at fair value	$462,874	$25,275	$—	$640,513

Non-U.S. Plans, October 2, 2021	Level 1	Level 2	Level 3	Total
Investments at fair value:
Mutual funds:
Equity funds	$—	$6,971	$—	$6,971
Fixed income funds	—	8,152	—	8,152
Equity securities	9,843	—	—	9,843
Fixed income securities	—	18,594	—	18,594
Collective investment trusts	—	21,681	—	21,681
Unit linked life insurance funds	—	58,643	—	58,643
Money market funds	—	542	—	542
Cash and cash equivalents	349	—	—	349
Insurance contracts and other	—	—	2,991	2,991
Total investments at fair value	$10,192	$114,583	$2,991	$127,766

(1)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total retirement plan assets.
The following is a roll forward of the consolidated plan assets classified as Level 3 within the fair value hierarchy:

Non-U.S. Plans
Balance at October 3, 2020	$56,461
Return on assets	2,882
Purchases from contributions to Plans	1,914
Settlements paid in cash	(59,180)
Foreign currency translation	914
Balance at October 2, 2021	2,991
Return on assets	36
Purchases from contributions to Plans	1,430
Settlements paid in cash	(1,801)
Foreign currency translation	(650)
Balance at October 1, 2022	$2,006
The following table summarizes investments measured at fair value based on NAV per share as of October 1, 2022:

	Fair Value
	October 1, 2022	October 2, 2021	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Collective investment trusts	$119,470	$128,941	$—	Daily	5 days
Limited partnerships (1)	16,430	23,423	4,444	Varies	10-45 days
Total	$135,900	$152,364	$4,444
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
Expense for all defined benefit plans is as follows:

	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
Service cost	$19,827	$22,488	$23,033	$4,248	$5,290	$6,771
Interest cost	18,246	17,103	30,597	2,413	2,277	2,785
Expected return on plan assets	(29,803)	(30,543)	(44,084)	(3,401)	(4,102)	(4,577)
Amortization of prior service cost	—	—	133	58	45	(3)
Amortization of actuarial loss	15,586	13,721	25,316	3,877	5,568	4,943
Curtailment gain	—	—	—	—	(5,830)	100
Settlement (gain) loss	—	—	121,324	280	(44)	676
Total expense for defined benefit plans	$23,856	$22,769	$156,319	$7,475	$3,204	$10,695
On September 16, 2020, we entered into an agreement to purchase a single premium non-participating group annuity contract and transferred the future benefit obligations and annuity administration for certain retirees and beneficiaries in our qualified U.S defined benefit pension plan. This settlement resulted in a one-time settlement charge of $121,324.

Benefits expected to be paid to the participants of the plans are:

	U.S. Plans	Non-U.S. Plans
2023	$16,407	$7,173
2024	20,225	5,888
2025	23,757	6,408
2026	27,184	7,371
2027	30,192	6,678
Five years thereafter	195,782	38,300
We presently anticipate contributing approximately $5,200 to the SERP Trust for the non-qualified plan and $6,500 to the non-U.S. plans in 2023.
We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The changes in the accumulated benefit obligation of this unfunded plan for 2022 and 2021 are shown in the following table:

	October 1, 2022	October 2, 2021
Change in Accumulated Postretirement Benefit Obligation (APBO):
APBO at prior year measurement date	$6,281	$9,274
Service cost	33	52
Interest cost	90	124
Contributions by plan participants	559	553
Benefits paid	(478)	(464)
Actuarial (gains) losses	(2,811)	(3,258)
APBO at measurement date	$3,674	$6,281
Funded status	$(3,674)	$(6,281)
Accrued postretirement benefit liability	$3,674	$6,281
Amount recognized in AOCIL, before taxes:
Actuarial gains	7,579	6,042
Amount recognized in AOCIL, before taxes	$7,579	$6,042
The cost of the postretirement benefit plan is as follows:

	2022	2021	2020
Service cost	$33	$52	$55
Interest cost	90	124	211
Amortization of prior service credit	—	—	(259)
Amortization of actuarial gain	(1,274)	(513)	(607)
Net periodic postretirement benefit income	$(1,151)	$(337)	$(600)
As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 5.2% in 2022, 2.5% in 2021 and 2.3% in 2020. The assumed service cost discount rate and interest cost discount rate used in the accounting for the net periodic postretirement benefit cost were 2.7% and 1.5%, respectively in 2022, 2.5% and 1.4%, respectively in 2021 and 3.1% and 2.5%, respectively in 2020.
For measurement purposes, a 7.5% annual per capita rate of increase of medical and drug costs were assumed for 2023, gradually decreasing to 4.5% for 2035 and years thereafter.
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $32,993, $34,257 and $21,968 in 2022, 2021 and 2020, respectively.

Note 15 - Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2022	2021	2020
Earnings before income taxes:
Domestic	$151,870	$141,665	$1,126
Foreign	51,109	62,109	4,291
Total	$202,979	$203,774	$5,417
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
Impacts of Tax Act	(0.4)%	(1.2)%	(96.4)%
Revaluation of deferred taxes	—%	1.6%	(21.6)%
Withholding taxes	0.6%	0.4%	27.5%
Reversal of indefinite reinvestment assertion	—%	0.2%	(2.9)%
R&D and foreign tax credits	(5.4)%	(4.6)%	(102.8)%
Divestiture impacts	2.3%	—%	—%
Foreign tax rates	4.5%	4.4%	76.0%
Equity-based compensation	(0.2)%	(0.1)%	(6.5)%
Change in valuation allowance for deferred taxes	(2.3)%	(1.6)%	21.1%
State taxes, net of federal benefit	1.9%	2.1%	(1.9)%
Other	1.6%	0.6%	16.6%
Effective income tax rate	23.6%	22.8%	(69.9)%
Our accounting policy is to treat tax on the Global Intangible Low-Tax Income ("GILTI") as a current period cost included in tax expenses the year incurred. As such, we don't measure the impact of the GILTI in our determination of deferred taxes. In 2022, we recorded $443 of GILTI tax and received a benefit of $646 related to the Foreign-Derived Intangible Income deduction. In 2022, we also recorded a tax benefit for provision to return adjustments of $4,871 primarily related to domestic research and development tax credits. In addition, we recorded a current year expense of $1,700 for a total accrual of $9,283 for taxes on undistributed earnings not considered permanently reinvested.
During 2022, 2021 and 2020, we repatriated available unremitted earnings from various foreign subsidiaries that were previously taxed under the Tax Act of $37,986, $41,987 and $23,001, respectively. We no longer indefinitely reinvest unremitted earnings and therefore we record a liability related to the remaining unremitted earnings generated by the foreign subsidiaries in the current year. We continue to be permanently invested in outside basis differences other than the unremitted earnings as we have no plans to liquidate or sell those foreign subsidiaries.
The components of income taxes are as follows:

	2022	2021	2020
Current:
Federal	$6,270	$9,907	$14,789
Foreign	26,730	23,801	18,997
State	3,063	4,684	3,271
Total current	36,063	38,392	37,057
Deferred:
Federal	8,076	4,625	(35,603)
Foreign	1,742	2,898	(1,843)
State	1,921	639	(3,399)
Total deferred	11,739	8,162	(40,845)
Income taxes (benefit)	$47,802	$46,554	$(3,788)

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
The tax effects of temporary differences that generated deferred tax assets and liabilities are as follows:

	October 1, 2022	October 2, 2021
Deferred tax assets:
Benefit accruals	$65,863	$68,657
Inventory reserves	30,053	31,900
Tax benefit carryforwards	10,885	15,434
Contract reserves not currently deductible	10,447	13,294
Lease liability	18,473	16,997
Other accrued expenses	14,824	10,983
Total gross deferred tax assets	150,545	157,265
Less valuation allowance	(8,650)	(13,896)
Total net deferred tax assets	$141,895	$143,369
Deferred tax liabilities:
Differences in bases and depreciation of property, plant and equipment	$167,990	$164,591
Pension	28,802	25,661
Total gross deferred tax liabilities	196,792	190,252
Net deferred tax liabilities	$(54,897)	$(46,883)
Deferred tax assets and liabilities are reported in separate captions on the Consolidated Balance Sheets.
At October 2, 2022, foreign tax loss carryforwards total $19,953 with expirations ranging from 2023 to indefinite life. We have $245 and $5,988 of federal and state tax credit carryforward with expirations of 2031 and 2027 to indefinite life, respectively. The change in the valuation allowance primarily relates to tax benefit carryforwards that were utilized during 2022.
We record unrecognized tax benefits as liabilities and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Further, we record interest and penalties related to unrecognized tax benefits in income tax expense. We expensed interest and penalties of $43 related to $848 of unrecognized tax benefits in 2022.
We are subject to income taxes in the U.S. and in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require the application of significant judgment. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities in significant jurisdictions for tax years before 2020. The statute of limitations in several jurisdictions will expire in the next twelve months and we will have no unrecognized tax benefits recognized if the statute of limitations expires without the relevant taxing authority examining the applicable returns.
The Inflation Reduction Act ("the Act") was signed into law on August 16, 2022. We evaluated the Act and have determined the we do not expect it to have a material impact on our financial statements and related disclosures.

Note 16 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	2022	2021	2020
Basic weighted-average shares outstanding	31,977,482	32,112,589	33,257,684
Dilutive effect of equity-based awards	139,546	185,367	180,117
Diluted weighted-average shares outstanding	32,117,028	32,297,956	33,437,801

Anti-dilutive shares from equity-based awards	50,320	50,012	136,323
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
Class A shares and Class B shares reserved for issuance at October 1, 2022 are as follows:

Shares
Conversion of Class B to Class A shares	7,472,878
Employee Stock Purchase Plan	1,466,247
2014 Long Term Incentive Plan	1,701,956
2008 Stock Appreciation Rights Plan	1,083,790
Class A and B shares reserved for issuance	11,724,871
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
We issue common stock under our equity-based compensation plans from treasury stock or from stock held by the SECT. As of October 1, 2022, in addition to the shares reserved for issuance upon the exercise of outstanding equity awards, there were 737,625 shares authorized for awards that may be granted in the future under the 2014 Long Term Incentive Plan, assuming performance-based awards currently outstanding are all settled at the targeted payout.
On November 20, 2020, the Board of Directors authorized a new share repurchase program to replace the previously existing share repurchase program. This program authorizes repurchases that includes both Class A and Class B common stock, and allows us to buy up to an aggregate 3,000,000 common shares. Shares acquired by the SECT or the SERP Trust are not included in this program. During 2022, we repurchased 486,923 of our Class A and B common stock for $35,626. During 2021, we repurchased 243,147 of our Class A and B common stock for $19,253. As of October 1, 2022, the total remaining authorization for future common share repurchases under our program is 2,269,930 shares.
Previously, the Board of Directors authorized a share repurchase program that was amended from time to time to authorize additional repurchases. Shares acquired by the SECT or the SERP Trust are not included in this program. During 2021, we repurchased 155,963 of our Class A and Class B common stock for $10,193. During 2020, we repurchased 2,881,116 of our Class A and Class B common stock for $215,776. As of October 1, 2022, there are no shares remaining for future common share repurchases under this program.

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
During 2022, we granted awards in the form of stock appreciations rights ("SARs"), performance-based restricted stock units ("PSUs"), time vested restricted stock units ("TVAs") and restricted stock awards ("RSAs"). The compensation cost for employee and non-employee director equity-based compensation programs for all current and prior year awards granted are as follows:

	2022	2021	2020
Stock appreciation rights	$2,370	$2,345	$2,643
Performance-based restricted stock units	1,718	1,151	221
Time vested restricted stock units	1,423	602	—
Restricted stock awards	850	730	680
Employee stock purchase plan	2,521	2,633	2,117
Total compensation cost before income taxes	$8,882	$7,461	$5,661
Income tax benefit	$970	$893	$677

Stock Appreciation Rights
The fair value of SARs granted was estimated on the date of grant using the Black-Scholes option-pricing model. The following table provides the range of assumptions used to value awards and the weighted-average fair value of the awards granted.

	2022	2021	2020
Expected volatility	39% - 40%	38% - 41%	27% - 28%
Risk-free rate	1.3%	0.4% - 0.5%	1.7% - 1.8%
Expected dividends	1.2%	1.4%	1.2%
Expected term	5-6 years	5-6 years	5-6 years
Weighted-average fair value of awards granted	$27.86	$23.11	$21.45
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

SARs are as follows:

Stock Appreciation Rights	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 2, 2021	883,423	$69.37
Granted in 2022	91,788	83.00
Exercised in 2022	(108,390)	46.72
Expired in 2022	(6,963)	70.15
Forfeited in 2022	(1,355)	80.43
Outstanding at October 1, 2022	858,503	$73.67	5.1 years	$3,085,580
Exercisable at October 1, 2022	666,816	$71.65	4.2 years	$3,085,580
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on our closing price of Class A common stock of $70.35 and Class B common stock of $71.40 as of October 1, 2022. That value would have been effectively received by the SAR holders had all SARs been exercised as of that date.
The intrinsic value of awards exercised and fair value of awards vested are as follows:

Stock Appreciation Rights	2022	2021	2020
Intrinsic value of SARs exercised	$3,777	$3,833	$2,665
Total fair value of SARs vested	$2,346	$2,558	$2,825
As of October 1, 2022, total unvested compensation expense associated with SARs amounted to $2,663 and will be recognized over a weighted-average period of two years.
Restricted Stock Units

Performance-Based Awards
PSU awards consist of shares of our stock which are payable upon the determination that we achieve certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSU's granted in 2022 have a performance period of three years. The fair value of each PSU granted is equal to the fair market value of our common stock on the date of grant. PSUs granted generally have a cliff vesting schedule of three years; however, according to the grant agreements, if certain conditions are met, the employee (or beneficiary) will receive a prorated amount of the award based on active employment during the service period.
PSUs are as follows:

Performance-Based Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested at October 2, 2021	59,505	$80.12
Granted in 2022	30,836	83.00
Vested in 2022	(31,404)	85.95
Forfeited in 2022	(493)	79.67
Nonvested at October 1, 2022	58,444	$78.41
As of October 1, 2022, total unvested compensation expense associated with nonvested PSUs amounted to $2,469 and will be recognized over a weighted-average period of two years.
The number of Class B shares to be issued for PSU awards granted in 2020 that vested based on the achievement of performance targets in 2022, will be approximately 14,500 shares.

Time Vested Awards

TVAs consist of shares of our stock which are payable over a vesting schedule determined at the time the award is granted. TVAs vest in equal fixed dollar tranches over the agreed upon vesting term beginning one year after the date of the grant and will settle using the fair market value of shares on the date of vesting of the tranche. Although it is our intention to settle vested amount in shares, we reserve the right to settle in cash at our discretion.

TVAs are as follows:

Time Vested Restricted Stock Units	Number of Awards	Weighted- Average Fair Value
Nonvested at October 2, 2021	26,702	$77.18
Granted in 2022	30,803	83.00
Vested in 2022	(8,305)	83.00
Forfeited in 2022	(458)	76.38
Period increase (decrease) in 2022	5,817	n/a
Nonvested at October 1, 2022	54,559	$71.40
As of October 1, 2022, total unvested compensation expense associated with nonvested TVAs amounted to $2,558 and will be recognized over a weighted-average period of two years.
The number of Class B shares to be issued for TVAs that are expected to vest in 2023 from time based service conditions is approximately 21,400 shares, based on our closing price of Class B common stock of $71.40 as of October 1, 2022.
Restricted Stock Awards
The fair value of each RSA granted is equal to the fair market value of our common stock on the date of grant. These shares vest and are issued upon grant. There were 18,594 RSAs granted and vested in 2022 at a price of $82.79 resulting in a fair value of the RSAs vested of $1,539.
Employee Stock Purchase Plan
Shares and the weighted-average price per share associated with the ESPP are as follows:

Employee Stock Purchase Plan	2022	2021	2020
Shares issued	139,121	141,647	119,470
Weighted-average price per share	$67.91	$58.52	$58.71

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

Note 20 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at October 3, 2020	$(102,994)	$(183,653)	$1,194	$(285,453)
OCI before reclassifications	12,559	21,958	(1,277)	33,240
Amounts reclassified from AOCIL	(2,554)	8,485	(1,278)	4,653
OCI, net of tax	10,005	30,443	(2,555)	37,893
AOCIL at October 2, 2021	(92,989)	(153,210)	(1,361)	(247,560)
OCI before reclassifications	(101,906)	13,845	(4,031)	(92,092)
Amounts reclassified from AOCIL	12,871	14,134	1,605	28,610
OCI, net of tax	(89,035)	27,979	(2,426)	(63,482)
AOCIL at October 1, 2022	$(182,024)	$(125,231)	$(3,787)	$(311,042)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.
The amounts reclassified from AOCIL into earnings are as follows:

	Statements of Earnings location	2022	2021
Retirement liability:
Prior service cost		$58	$45
Actuarial losses		18,189	18,776
Curtailment gain		—	(5,830)
Settlement (gain) loss		280	(44)
Reclassification from AOCIL into earnings		18,527	12,947
Tax effect		(4,393)	(4,462)
Net reclassification from AOCIL into earnings		$14,134	$8,485
Derivatives:
Foreign currency contracts	Sales	$996	$(130)
Foreign currency contracts	Cost of sales	1,044	(1,535)
Reclassification from AOCIL into earnings		2,040	(1,665)
Tax effect		(435)	387
Net reclassification from AOCIL into earnings		$1,605	$(1,278)
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Statements of Earnings.

The effective portion of amounts deferred in AOCIL are as follows:

	2022	2021
Retirement liability:
Net actuarial gain during period	$15,521	$26,157
Tax effect	(1,676)	(4,199)
Net deferral in AOCIL of retirement liability	$13,845	$21,958
Derivatives:
Foreign currency contracts	$(5,190)	$(1,668)
Net loss	(5,190)	(1,668)
Tax effect	1,159	391
Net deferral in AOCIL of derivatives	$(4,031)	$(1,277)

Note 21 - Segments
Aircraft Controls. We design, manufacture and integrate primary and secondary flight controls and avionics for military and commercial aircraft and provide aftermarket support. Our systems are used on both development and production programs in large commercial transports, supersonic fighters, multi-role military aircraft, business jets and rotorcraft.
We are currently working on the KC-46 military air refueling tanker, MQ-25 aerial refueling drone and classified military development work on the military side, and the COMAC C919 on the commercial side. Typically development programs require concentrated periods of research and development by our engineering teams, while production programs are generally long-term manufacturing efforts that extend for as long as the aircraft builder receives new orders.
Our large military programs include the F-35 Joint Strike Fighter, F/A-18E/F Super Hornet, the V-22 Osprey tiltrotor and the Black Hawk UH-60/Seahawk SH-60 helicopter, while our large commercial production programs include the full line of Boeing 7-series aircraft, Airbus A320, A330 and A350XWB and a variety of business jets.
Aftermarket sales, which represented 30%, 27% and 30% of 2022, 2021 and 2020 sales, respectively, for this segment consist of the maintenance, repair, overhaul and parts supply for both military and commercial aircraft. Further, we sell spare parts and line replaceable units to both military and commercial customers that they store throughout the world in order to minimize down time.
Space and Defense Controls. We provide solutions for a wide array of space and defense applications including space vehicles, launch vehicles, military vehicles, air defense platforms, naval vessels, as well as tactical, hypersonic, and strategic missiles.
We design, manufacture, and integrate steering and propulsion controls for space launch vehicles, hypersonic missiles, and Missile Defense Agency (MDA) vehicles. Programs of note include Atlas, Vulcan, Space Launch System (SLS), LauncherOne, Minute Man III, Trident, and a variety of other platforms. We have also developed a family of orbital maneuvering vehicles (OMV) and spacecraft bus platforms that have their own avionics, power, propulsion, and communications systems. The Moog Evolved Secondary Payload Adapter (ESPA) is used as the structure of the OMV and has also enabled the rideshare market for many years. Our spacecraft avionics are used for a variety of purposes and missions, including a complete flight control computer, payload data processing, and processing of discrete elements onboard a spacecraft. Mission specific actuation mechanisms control solar array panels, antenna and thrusters. We also provide discrete isolation systems for the entire spacecraft during launch and for vibration sensitive systems during spacecraft operation. Our propulsion and fluid control solutions accelerate the spacecraft for orbit-insertion, station keeping, and attitude control. Our fluid control systems are also used in Environmental Control and Life Support System (ECLSS) for crewed missions, such as the Orion Multi-Purpose Crew Vehicle that is part of NASA’s Artemis program and the Habitation and Logistics Outpost (HALO), both of which will support humans working on the moon.
We produce an innovative turreted weapon system, the Reconfigurable Integrated-weapons Platform (RIwP®), for several military vehicle programs. In addition, we design controls for gun aiming, stabilization and automatic ammunition loading. Our coordinated multi-axis control systems support military vehicles, radars and launchers. We also manufacture controls for steering tactical and strategic missiles including Lockheed Martin's HELLFIRE® and PAC-3 interceptor, the U.S. National Missile Defense Agency's (MDA) Layered Missile Defense initiatives, multiple hypersonic missiles, as well as Raytheon's TOW missiles. Further, we design, build, and integrate weapons Stores Management Systems (SMS) for light attack aerial reconnaissance, ground, and sea platforms. The SMS plays a critical role in supporting the U.S. Special Operations Command (USSOCOM) Armed Overwatch Program. We provide 24/7 support service for Unmanned Aerial System (UAS) detection, enforcing the Federal Aviation Administration (FAA) restricted airspace for NASA's Kennedy Space Center. We also produce high-power, quiet controls designed and built for many naval vessels including surface ships, Unmanned Undersea Vehicles (UUVs) and submarines such as the U.S. Los Angeles, Seawolf, Virginia, Ohio and Columnia Class. Our torpedo actuation can be found on the MK48 heavyweight torpedo. All our defense solutions are supported by Moog Total Support for defense sustainment services.

Also, we design and manufacture various component products that serve both the space and defense segments by providing mission critical power, data and motion control capabilities. Slip rings allow unimpeded rotation while delivering power and data through a rotating interface. Our motion control products include high-performance motors, position feedback devices and actuators. The military electronics include a range of transceiver and Ethernet-based devices. These capabilities can be vertically integrated to support a broad range of applications which include military vehicles, aircraft, missiles, radar, and satellites.

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
Slip rings, rotary unions and fiber optic rotary joints come in a range of sizes that allow them to be used in many applications, including diagnostic imaging CT scan medical equipment, construction equipment, remotely operated vehicles and floating platforms for offshore oil exploration, surveillance cameras and wind turbines.
Electric motors are used in an equally broad range of solutions, many of which are the same as for slip rings. We design and manufacture a series of fractional horsepower brushless motors that provide extremely low acoustic noise and reliable long life operation, with the largest programs being sleep apnea equipment and data center cooling. Industrial customers use our motors for material handling and electric pumps.
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

Disaggregation of net sales by segment are as follows:

Market Type	2022	2021	2020
Net sales:
Military	$745,376	$781,921	$721,024
Commercial	511,085	379,317	484,726
Aircraft Controls	1,256,461	1,161,238	1,205,750
Space	337,773	332,946	294,254
Defense	534,570	466,289	475,860
Space and Defense Controls	872,343	799,235	770,114
Energy	125,574	120,173	127,693
Industrial Automation	435,074	427,076	405,291
Simulation and Test	99,815	89,459	102,600
Medical	246,516	254,812	273,106
Industrial Systems	906,979	891,520	908,690
Net sales	$3,035,783	$2,851,993	$2,884,554

Customer Type	2022	2021	2020
Net sales:
Commercial	$511,085	$379,317	$484,726
U.S. Government (including OEM)	566,855	617,034	593,093
Other	178,521	164,887	127,931
Aircraft Controls	1,256,461	1,161,238	1,205,750
Commercial	111,569	126,751	133,715
U.S. Government (including OEM)	704,675	614,984	571,045
Other	56,099	57,500	65,354
Space and Defense Controls	872,343	799,235	770,114
Commercial	891,238	865,269	877,148
U.S. Government (including OEM)	7,565	18,510	23,184
Other	8,176	7,741	8,358
Industrial Systems	906,979	891,520	908,690
Commercial	1,513,892	1,371,337	1,495,589
U.S. Government (including OEM)	1,279,095	1,250,528	1,187,322
Other	242,796	230,128	201,643
Net sales	$3,035,783	$2,851,993	$2,884,554

Revenue Recognition Method	2022	2021	2020
Net sales:
Over-time	$1,003,432	$939,251	$1,018,190
Point in time	253,029	221,987	187,560
Aircraft Controls	1,256,461	1,161,238	1,205,750
Over-time	806,994	746,613	700,068
Point in time	65,349	52,622	70,046
Space and Defense Controls	872,343	799,235	770,114
Over-time	121,405	122,066	152,366
Point in time	785,574	769,454	756,324
Industrial Systems	906,979	891,520	908,690
Over-time	1,931,831	1,807,930	1,870,624
Point in time	1,103,952	1,044,063	1,013,930
Net sales	$3,035,783	$2,851,993	$2,884,554

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

	2022	2021	2020
Operating profit:
Aircraft Controls	$123,620	$96,678	$34,670
Space and Defense Controls	86,844	88,333	101,667
Industrial Systems	72,384	85,948	80,025
Total operating profit	282,848	270,959	216,362
Deductions from operating profit:
Interest expense	36,757	33,892	38,897
Equity-based compensation expense	8,882	7,461	5,661
Pension settlement	—	—	121,324
Non-service pension expense (income)	6,072	(2,194)	15,231
Corporate and other expenses, net	28,158	28,026	29,832
Earnings before income taxes	$202,979	$203,774	$5,417
Depreciation and amortization:
Aircraft Controls	$42,337	$41,580	$39,782
Space and Defense Controls	19,399	18,655	18,039
Industrial Systems	26,515	29,731	28,644
Corporate	138	193	507
Total depreciation and amortization	$88,389	$90,159	$86,972
Identifiable assets:
Aircraft Controls	$1,469,968	$1,471,338	$1,322,335
Space and Defense Controls	873,341	839,783	761,874
Industrial Systems	1,046,754	1,078,025	1,102,222
Corporate	41,778	44,023	39,400
Total assets	$3,431,841	$3,433,169	$3,225,831
Capital expenditures:
Aircraft Controls	$70,526	$63,514	$47,954
Space and Defense Controls	44,255	39,863	22,505
Industrial Systems	24,620	25,338	17,700
Corporate	30	19	125
Total capital expenditures	$139,431	$128,734	$88,284

Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2022	2021	2020
Net sales:
United States	$2,041,952	$1,935,626	$1,873,667
Germany	164,388	148,739	175,598
Japan	87,435	108,813	159,025
Other	742,008	658,815	676,264
Net sales	$3,035,783	$2,851,993	$2,884,554
Property, plant and equipment, net:
United States	$466,427	$438,851	$389,454
United Kingdom	61,950	62,662	58,888
Philippines	32,905	35,851	37,270
Other	107,626	108,414	114,886
Property, plant and equipment, net	$668,908	$645,778	$600,498
Sales to Boeing were $339,119, $345,907 and $402,960, or 11%, 12% and 14% of sales, in 2022, 2021 and 2020, respectively, including sales to Boeing Commercial Airplanes of $139,615, $118,549 and $206,648 in 2022, 2021 and 2020, respectively. Sales to Lockheed Martin were $260,902, $330,778 and $366,609, or 9%, 12% and 13% in 2022, 2021 and 2020, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing and Lockheed Martin, were $1,279,095, $1,250,528 and $1,187,322 in 2022, 2021 and 2020, respectively. Sales to Boeing, Lockheed Martin and the U.S. Government and its prime- or sub-contractors are made primarily from our Aircraft Controls and Space and Defense Controls segments.

Note 22 - Related Party Transactions
John Scannell, Moog's Chairman of the Board of Directors and Chief Executive Officer, is a member of the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which totaled $14,284, $14,176 and $15,533 for 2022, 2021 and 2020, respectively. At October 1, 2022, we held outstanding leases with a total original cost of $16,609. At October 1, 2022, outstanding deposits on our behalf for future equipment leases totaled $2,445. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 9 - Indebtedness. Wilmington Trust, a subsidiary of M&T Bank, is the trustee of the pension assets for our qualified U.S. defined benefit pension plan. For further details, see Note 14 - Employee Benefit Plans.
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
We are contingently liable for $20,450 of standby letters of credit issued by a bank to third parties on our behalf at October 1, 2022. Purchase commitments outstanding at October 1, 2022 are $1,113,990 including $64,594 for property, plant and equipment.
Note 24 - Subsequent Events
On October 27, 2022, we entered into the Sixth Amended and Restated Loan Agreement (the "Agreement") amending the terms of the Company's Fifth Amended and Restated Loan Agreement. Among other matters, the Agreement extended the maturity of the credit facility from October 15, 2024 to October 27, 2027.
On November 3, 2022, the Board of Directors declared a $0.26 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on December 5, 2022 to shareholders of record at the close of business on November 18, 2022.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Moog Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moog Inc. (the Company) as of October 1, 2022 and October 2, 2021, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 1, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 1, 2022 and October 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 14, 2022 expressed an unqualified opinion thereon.

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

Estimated contract costs at completion

Description of the Matter
As discussed in Note 2 of the consolidated financial statements, revenue for certain of the Company’s contracts with its customers is recognized over time as work progresses toward completion and is measured based on the ratio of cumulative costs incurred to date to the estimated total contract costs at completion. For the year ended October 1, 2022, the Company recognized revenue of $1.9 billion or 64% of total net sales on this basis.

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
November 14, 2022

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 1, 2022 based upon the framework in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of October 1, 2022.
We completed one acquisition in 2022, which was excluded from our management’s report on internal control over financial reporting as of October 1, 2022. On February 21, 2022, we acquired TEAM Accessories Limited. This acquisition is included in our 2022 consolidated financial statements and constituted $19.7 million and $12.3 million of total and net assets, respectively, as of October 1, 2022 and $3.9 million and $.6 million of revenues and net loss, respectively, for the year then ended.
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
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Moog Inc.

Opinion on Internal Control over Financial Reporting

We have audited Moog Inc.’s internal control over financial reporting as of October 1, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Moog Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 1, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TEAM Accessories Limited, which is included in the 2022 consolidated financial statements of the Company and constituted $19.7 million and $12.3 million of total and net assets, respectively, as of October 1, 2022 and $3.9 million and ($0.6) million of net sales and net earnings, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of TEAM Accessories Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 1, 2022 and October 2, 2021, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 1, 2022, and the related notes and financial statement schedule listed in the Index at Item 15 (2) and our report dated November 14, 2022 expressed an unqualified opinion thereon.

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
November 14, 2022

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
See the report appearing under Item 8, Financial Statements and Supplemental Data, of this report.
Changes in Internal Control over Financial Reporting.
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
On November 14, 2022, the Board of Directors approved the Moog Inc. 2023 Management Short Term Incentive Plan, that is effective beginning with the Company's 2023 fiscal year (the "STI plan"). The bonuses earned under the STI Plan are based on performance against an adjusted earnings before interest, taxes, depreciation and amortization performance metric. The above description does not purport to be complete and is qualified in its entirety by reference to the full text, which is filed as Exhibit 10.26 to this Annual Report on Form 10-K and incorporated by reference herein.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the Company’s directors required by Item 401 of Regulation S-K will appear under the caption “Proposal 1 - Election of Directors” in the 2022 Proxy Statement and is incorporated herein by reference. Information concerning the Company’s executive officers required by Item 401 of Regulation S-K is presented under the caption “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K. Information required by Item 405 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement and is incorporated herein by reference. Information required by Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the captions “Audit Committee” and “Audit Committee Report” in the 2022 Proxy Statement and is incorporated herein by reference.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at 716-652-2000.

Item 11.	Executive Compensation.
Information required by Item 402 of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Compensation of Directors” in the 2022 Proxy Statement and is incorporated herein by reference. Information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Executive Compensation Committee Interlocks and Insider Participation” and “The Executive Compensation Committee Report” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 201(d) of Regulation S-K will be included under the caption “Equity Compensation Plan Information” in the 2022 Proxy Statement and is incorporated herein by reference. Information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 404 of Regulation S-K will be included under the caption “Related Party Transactions” in the 2022 Proxy Statement and is incorporated herein by reference. Information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information required by this Item 14 will be included under the caption “Audit Fees and Pre-Approval Policy” in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
Documents filed as part of this report:

1	Financial Statements
Consolidated Statements of Earnings
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm*
*Ernst & Young LLP, PCAOB Firm ID No. 00042.

2	Financial Statement Schedules

II.	Valuation and Qualifying Accounts.
Schedules other than that listed above are omitted because the conditions requiring their filing do not exist or because the required information is included in the Consolidated Financial Statements, including the Notes thereto.

3	Exhibits

Exhibit No.	Exhibit Description	Form	Filing Date or Filed Herewith
Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of Moog Inc.	10-K	November 12, 2013
3.2	Restated By-laws of Moog Inc., dated November 15, 2021, as amended.	10-K	November 15, 2021
Instruments defining the rights of security holders, including indentures.
4.1	Indenture between Moog Inc. and MUFG Union Bank, N.A. as Trustee, dated December 13, 2019, relating to the 4.25% Senior Notes due 2027.	8-K	December 13, 2019
4.2	Description of Registrant's Securities.	10-K	November 12, 2019
Material Contracts
Credit and Securitization Agreements
10.1
Amended and Restated Receivables Purchase Agreement, dated November 4, 2021, by and among Moog Receivables LLC, as Seller, Moog Inc. as Master Servicer and Wells Fargo Bank, N.A., as Administrative Agent.
		8-K	November 10, 2021
10.2	Fifth Amended and Restated Loan Agreement between Moog Inc. and the Lenders and HSBC Bank USA, National Association, as Administrative Agent for the Lenders dated as of October 15, 2019.	8-K	October 21, 2019
10.3	First Amendment of the Fifth Amended and Restated Loan Agreement between Moog Inc. and the Lenders and HSBC Bank USA, National Association, as Administrative Agent for the Lenders.		X
10.4	Second Amendment of the Fifth Amended and Restated Loan Agreement between Moog Inc. and the Lenders and HSBC Bank USA, National Association, as Administrative Agent for the Lenders.		X
10.5	Sixth Amended and Restated Loan Agreement between Moog Inc. and the Lenders and HSBC Bank USA, National Association, as Administrative Agent for the Lenders dated as of October 27, 2022.	8-K	November 1, 2022
10.6	Credit Agreement by and between Moog Inc. Stock Employee Compensation Trust and Citizens Bank, N.A. dated September 3, 2019.		X
10.7	First Amendment to the Credit Agreement by and between Moog Inc. Stock Employee Compensation Trust and Citizens Bank of Pennsylvania dated July 26, 2018.		X
Management Contracts or Compensatory Plan or Arrangement
10.8	2008 Stock Appreciation Rights Plan.	14A	December 10, 2007
10.9	First Amendment to the Moog Inc. 2008 Stock Appreciation Rights Plan.	14A	December 13, 2012
10.10	Second Amendment to the Moog Inc. 2008 Stock Appreciation Rights Plan.	8-K	December 26, 2012
10.11	Form of Stock Appreciation Rights Award Agreement under 2008 Stock Appreciation Rights Plan.	10-K	November 25, 2008
10.12	2014 Long Term Incentive Plan.	14A	December 12, 2014
10.13	First Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 17, 2015.		X
10.14	Second Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 15, 2016.		X
10.15	Third Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 11, 2019.		X
10.16	Fourth Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 17, 2020.		X
10.17	Fifth Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 16, 2021.	10-Q	January 28, 2022
10.18	Form of Stock Appreciation Rights Award Agreement under the 2014 Long Term Incentive Plan.	8-K	November 20, 2015
10.19	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan.	8-K	November 20, 2015
10.20	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 15, 2021).	10-K	November 15, 2021
10.21	Form of Stock Appreciation Rights Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 15, 2021).	10-K	November 15, 2021
10.22	Form of Time Vested Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 17, 2020).	10-K	November 15, 2021
10.23	Moog Inc. Management Short Term Incentive Plan, dated September 29, 2017.	8-K	October 5, 2017

10.24	First Amendment to the Moog Inc. Management Short Term Incentive Plan, dated July 26, 2018.	8-K	July 27, 2018
10.25	Moog Inc. Revised 2021 Management Short Term Incentive Plan, effective October 3, 2021.	10-K	November 15, 2021
10.26	2023 Management Short Term Incentive Plan.		X
10.27	Moog Inc. Deferred Compensation Plan for Directors and Officers, amended and restated effective January 1, 2005.		X
10.28	First Amendment to the Moog Inc. Deferred Compensation Plan for Directors and Officers, effective November 16, 2021.	10-Q	January 28, 2022
10.29	Form of Employment Termination Benefits Agreement between Moog Inc.and Employee-Officers.	10-K	September 25, 1999
10.30	Form of Indemnification Agreement for officers, directors and key employees.	8-K	November 30, 2004
10.31	Moog Inc. Plan to Equalize Retirement Income and Supplemental Retirement Plan dated August 9, 2017.	8-K	August 11, 2017
10.32	Defined Contribution Supplemental Executive Retirement Plan, dated March 4, 2016.	10-Q	May 2, 2016
10.33	First Amendment to the Defined Contribution Supplemental Executive Retirement Plan, dated July 26, 2018.	10-Q	July 27, 2018
10.34	Moog Inc. Retirement Savings Restoration Plan.		X
10.35	First Amendment to the Moog Inc.Retirement Savings Restoration Plan.		X
Other Material Contracts
10.36	Moog Inc. Supplemental Retirement Plan Trust, as amended and restated, effective January 1, 2015.	10-Q	May 4, 2015
10.37	Moog Inc. Stock Employee Compensation Trust Agreement amended and restated as of August 13, 2014.	10-Q	February 3, 2015
10.38	Amendment No.1 to the Moog Inc. Stock Employee Compensation Trust Agreement, dated May 8, 2018.	10-Q	July 27, 2018
Other Exhibits
21	Registrant Subsidiary Listing.		X
23	Consent of Ernst & Young LLP.		X
Executive Certifications
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
Interactive Data Files
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.		X
101.SCH	XBRL Taxonomy Extension Schema Document.		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.		X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.		X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.		X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.		X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.		X
All of the exhibits listed above have been filed under Moog Inc., Securities and Exchange Commission file number 1-05129.

Item 16.	Form 10-K Summary.

None.

Valuation and Qualifying Accounts

(dollars in thousands)					Schedule II
		Additions		Foreign
	Balance at	charged to		exchange	Balance
	beginning	expenses and		impact	at end
Description	of year	other accounts	Deductions*	and other	of year
Fiscal year ended October 3, 2020
Contract reserves	$60,914	$76,747	$66,885	$1,636	$72,412
Allowance for credit losses	5,402	3,774	3,144	281	6,313
Reserve for inventory valuation	134,185	52,956	35,747	1,917	153,311
Deferred tax valuation allowance	13,137	2,003	860	504	14,784
Fiscal year ended October 2, 2021
Contract reserves	$72,412	$41,572	$55,377	$250	$58,857
Allowance for credit losses	6,313	2,245	4,238	31	4,351
Reserve for inventory valuation	153,311	26,513	25,151	982	155,655
Deferred tax valuation allowance	14,784	2,513	3,729	328	13,896
Fiscal year ended October 1, 2022
Contract reserves	$58,857	$23,607	$35,099	$(818)	$46,547
Allowance for credit losses	4,351	1,686	1,083	(346)	4,608
Reserve for inventory valuation	155,655	25,252	33,876	(6,426)	140,605
Deferred tax valuation allowance	13,896	—	4,598	(648)	8,650
 * Includes the effects of divestitures.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

By	/s/ JOHN R. SCANNELL
John R. Scannell
Chief Executive Officer
	Date:	November 14, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 14, 2022.

/s/ JOHN R. SCANNELL	/s/ WILLIAM G. GISEL, JR.
John R. Scannell	William G. Gisel, Jr.
Chairman of the Board and Director	Director
Chief Executive Officer
(Principal Executive Officer)

/s/ JENNIFER WALTER	/s/ PETER J. GUNDERMANN
Jennifer Walter	Peter J. Gundermann
Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ MICHAEL J. SWOPE	/s/ KRAIG H. KAYSER
Michael J. Swope	Kraig H. Kayser
Controller	Director
(Principal Accounting Officer)

/s/ JANET M. COLETTI	/s/ BRIAN J. LIPKE
Janet M. Coletti	Brian J. Lipke
Director	Director

/s/ DONALD R. FISHBACK	/s/ MAHESH NARANG
Donald R. Fishback	Mahesh Narang
Director	Director

/s/ BRENDA L. REICHELDERFER
Brenda L. Reichelderfer
Director