Form 10-Q
period 2022-12-31
MOOG INC.
filed 2023-02-03
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The number of shares outstanding of each class of common stock as of January 23, 2023 was:
Class A common stock, 28,715,563 shares
Class B common stock, 3,130,993 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
(dollars in thousands, except share and per share data)	December 31, 2022	January 1, 2022
Net sales	$760,103	$724,086
Cost of sales	556,417	529,706
Inventory write-down	—	1,500
Gross profit	203,686	192,880
Research and development	23,862	27,708
Selling, general and administrative	113,165	111,797
Interest	13,132	7,982
Restructuring	1,078	—
Gain on sale of businesses	—	(16,146)
Gain on sale of buildings	(9,503)	—
Other	1,651	116
Earnings before income taxes	60,301	61,423
Income taxes	14,285	15,158
Net earnings	$46,016	$46,265

Net earnings per share
Basic	$1.45	$1.44
Diluted	$1.44	$1.44

Average common shares outstanding
Basic	31,746,001	32,057,399
Diluted	31,874,718	32,188,158
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 31, 2022	January 1, 2022
Net earnings	$46,016	$46,265
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	50,735	(6,560)
Retirement liability adjustment	1,199	4,090
Change in accumulated income on derivatives	1,919	135
Other comprehensive income (loss), net of tax	53,853	(2,335)
Comprehensive income	$99,869	$43,930
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	December 31, 2022	October 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$143,069	$103,895
Restricted cash	22,842	15,338
Receivables, net	1,066,340	990,262
Inventories, net	648,160	588,466
Prepaid expenses and other current assets	52,772	60,349
Total current assets	1,933,183	1,758,310
Property, plant and equipment, net	689,339	668,908
Operating lease right-of-use assets	68,653	69,072
Goodwill	822,901	805,320
Intangible assets, net	85,396	85,410
Deferred income taxes	9,300	8,630
Other assets	49,273	36,191
Total assets	$3,658,045	$3,431,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$822	$916
Accounts payable	226,188	232,104
Accrued compensation	76,770	93,141
Contract advances	372,262	296,899
Accrued liabilities and other	209,624	215,376
Total current liabilities	885,666	838,436
Long-term debt, excluding current installments	916,058	836,872
Long-term pension and retirement obligations	146,919	140,602
Deferred income taxes	65,385	63,527
Other long-term liabilities	118,836	115,591
Total liabilities	2,132,864	1,995,028
Shareholders’ equity
Common stock - Class A	43,807	43,807
Common stock - Class B	7,473	7,473
Additional paid-in capital	550,511	516,123
Retained earnings	2,397,814	2,360,055
Treasury shares	(1,055,735)	(1,047,012)
Stock Employee Compensation Trust	(89,689)	(73,602)
Supplemental Retirement Plan Trust	(71,811)	(58,989)
Accumulated other comprehensive loss	(257,189)	(311,042)
Total shareholders’ equity	1,525,181	1,436,813
Total liabilities and shareholders’ equity	$3,658,045	$3,431,841
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 31, 2022	January 1, 2022
COMMON STOCK
Beginning and end of period	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	516,123	509,622
Issuance of treasury shares	2,228	1,755
Equity-based compensation expense	2,443	2,405
Adjustment to market - SECT and SERP	29,717	5,075
End of period	550,511	518,857
RETAINED EARNINGS
Beginning of period	2,360,055	2,237,848
Net earnings	46,016	46,265
Dividends (1)	(8,257)	(8,031)
End of period	2,397,814	2,276,082
TREASURY SHARES AT COST
Beginning of period	(1,047,012)	(1,007,506)
Class A and B shares issued related to compensation	1,724	1,077
Class A and B shares purchased	(10,447)	(16,657)
End of period	(1,055,735)	(1,023,086)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(73,602)	(79,776)
Issuance of shares	2,561	2,075
Purchase of shares	(1,753)	(2,275)
Adjustment to market	(16,895)	(2,745)
End of period	(89,689)	(82,721)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(58,989)	(63,764)
Adjustment to market	(12,822)	(2,330)
End of period	(71,811)	(66,094)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(311,042)	(247,560)
Other comprehensive income (loss)	53,853	(2,335)
End of period	(257,189)	(249,895)
TOTAL SHAREHOLDERS’ EQUITY	$1,525,181	$1,424,423
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Cash dividends were $0.26 per share for the three months ended December 31, 2022 and $0.25 per share for three months ended January 1, 2022.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended
(share data)	December 31, 2022	January 1, 2022
COMMON STOCK - CLASS A
Beginning and end of period	43,806,835	43,803,236
COMMON STOCK - CLASS B
Beginning and end of period	7,472,878	7,476,477
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(14,614,444)	(14,157,721)
Class A shares issued related to compensation	35,550	22,042
Class A shares purchased	(87,614)	(190,439)
End of period	(14,666,508)	(14,326,118)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(3,020,291)	(3,179,055)
Class B shares issued related to compensation	72,740	58,338
Class B shares purchased	(44,350)	(33,550)
End of period	(2,991,901)	(3,154,267)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(611,942)	(600,880)
Issuance of shares	30,069	25,000
Purchase of shares	(20,727)	(27,827)
End of period	(602,600)	(603,707)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 31, 2022	January 1, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$46,016	$46,265
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,392	19,290
Amortization	2,992	3,402
Deferred income taxes	(1,342)	7,895
Equity-based compensation expense	2,974	2,658
Gain on sale of businesses	—	(16,146)
Gain on sale of buildings	(9,503)	—
Inventory write-down	—	1,500
Other	1,145	699
Changes in assets and liabilities providing (using) cash:
Receivables	(53,957)	38,941
Inventories	(44,435)	7,179
Accounts payable	(9,679)	(20,833)
Contract advances	72,889	105,548
Accrued expenses	(35,186)	(26,914)
Accrued income taxes	12,632	5,173
Net pension and post retirement liabilities	3,988	4,501
Other assets and liabilities	1,157	(21,973)
Net cash provided by operating activities	8,083	157,185
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(30,125)	(37,059)
Net proceeds from businesses sold	1,124	38,611
Net proceeds from buildings sold	7,432	—
Other investing transactions	(3,724)	(1,275)
Net cash provided (used) by investing activities	(25,293)	277
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	241,000	215,200
Payments on revolving lines of credit	(160,300)	(263,476)
Payments on long-term debt	(93)	(80,060)
Payments on finance lease obligations	(884)	(505)
Payment of dividends	(8,257)	(8,031)
Proceeds from sale of treasury stock	1,869	2,144
Purchase of outstanding shares for treasury	(12,721)	(16,657)
Proceeds from sale of stock held by SECT	2,561	2,075
Purchase of stock held by SECT	(1,753)	(2,275)
Other financing transactions	(2,026)	—
Net cash provided (used) by financing activities	59,396	(151,585)
Effect of exchange rate changes on cash	4,492	(65)
Increase in cash, cash equivalents and restricted cash	46,678	5,812
Cash, cash equivalents and restricted cash at beginning of period	119,233	100,914
Cash, cash equivalents and restricted cash at end of period	$165,911	$106,726
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$1,532	$688
Equipment and property acquired through lease financing	5,970	8,755
See accompanying Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
Three Months Ended December 31, 2022
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 1, 2022. All references to years in these financial statements are to fiscal years.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year's presentation, which management does not consider to be material.
Recent Accounting Pronouncements Adopted

There have been no accounting pronouncements adopted for the three months ended December 31, 2022.

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

Revenue is recognized on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three months ended December 31, 2022 and January 1, 2022, we recognized lower revenue of $4,300 and additional revenue of $10,978, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three months ended December 31, 2022.

As of December 31, 2022, we had contract reserves of $43,739. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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
Total contract assets and contract liabilities are as follows:

	December 31, 2022	October 1, 2022
Unbilled receivables	$645,234	$614,760
Contract advances	372,262	296,899
Net contract assets	$272,972	$317,861

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the three months ended December 31, 2022, we recognized $88,799 of revenue, that was included in the contract liability balance at the beginning of the period.

Remaining Performance Obligations
As of December 31, 2022, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,200,000. We expect to recognize approximately 44% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 20 - Segments, for disclosures related to disaggregation of revenue.
Note 3 - Acquisitions and Divestitures

Acquisitions

On February 21, 2022, we acquired TEAM Accessories Limited ("TEAM") based in Dublin, Ireland for a purchase price, net of acquired cash, of $14,885, consisting of $11,832 in cash and contingent consideration with an initial fair value of $3,053. TEAM specializes in Maintenance, Repair and Overhaul of engine and airframe components. This operation is included in our Aircraft Controls segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.
Divestitures
On September 30, 2022, we sold a sonar business based in the United Kingdom previously included in our Industrial Systems segment. We have cumulatively received net proceeds of $13,075 and recorded a loss of $15,246, net of transaction costs. An immaterial adjustment to the loss was recorded during the three months ended December 31, 2022.
On September 20, 2022, we sold assets of a security business based in Northbrook, Illinois previously included in our Space and Defense Controls segment. We have cumulatively received net proceeds of $9,273 and recorded a loss of $4,112, net of transaction costs. The loss is subject to adjustments associated with amounts currently held in escrow.
On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Aircraft Controls segment to THALES USA Inc. We have cumulatively received net proceeds of $36,550 and recorded a gain of $16,146, net of transaction costs. The gain is subject to adjustments associated with amounts currently held in escrow.

Note 4 - Receivables
Receivables consist of:

	December 31, 2022	October 1, 2022
Accounts receivable	$399,705	$363,137
Unbilled receivables	645,234	614,760
Other	26,149	16,973
Less allowance for credit losses	(4,748)	(4,608)
Receivables, net	$1,066,340	$990,262
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
The proceeds of the RPA are classified as operating activities in our Consolidated Condensed Statement of Cash Flows and were used to pay off the outstanding balance of the Securitization Program. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold and cash collections under the RPA were both $115,042 for the three months ended December 31, 2022. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of December 31, 2022, the amount sold to the Purchasers was $100,000, which was derecognized from the Consolidated Condensed Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $730,504 at December 31, 2022.
The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	December 31, 2022	October 1, 2022
Raw materials and purchased parts	$250,228	$219,893
Work in progress	325,718	305,328
Finished goods	72,214	63,245
Inventories, net	$648,160	$588,466
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of December 31, 2022 and October 1, 2022.
Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	December 31, 2022	October 1, 2022
Land	$29,714	$32,164
Buildings and improvements	515,862	502,050
Machinery and equipment	816,689	786,562
Computer equipment and software	211,985	201,960
Property, plant and equipment, at cost	1,574,250	1,522,736
Less accumulated depreciation and amortization	(884,911)	(853,828)
Property, plant and equipment, net	$689,339	$668,908
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

The components of lease expense were as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
Operating lease cost	$7,395	$6,940

Finance lease cost:
Amortization of right-of-use assets	$972	$587
Interest on lease liabilities	364	217
Total finance lease cost	$1,336	$804
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$7,531	$7,239
Operating cash flow for finance leases	364	217
Financing cash flow for finance leases	884	505
Assets obtained in exchange for lease obligations:
Operating leases	$1,086	$6,008
Finance leases	4,884	2,747

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	October 1, 2022
Operating Leases:
Operating lease right-of-use assets	$68,653	$69,072

Accrued liabilities and other	$12,939	$13,002
Other long-term liabilities	65,800	66,167
Total operating lease liabilities	$78,739	$79,169

Finance Leases:
Property, plant, and equipment, at cost	$36,115	$30,614
Accumulated depreciation	(6,728)	(5,606)
Property, plant, and equipment, net	$29,387	$25,008

Accrued liabilities and other	$3,903	$3,244
Other long-term liabilities	27,352	23,529
Total finance lease liabilities	$31,255	$26,773

Weighted average remaining lease term in years:
Operating leases	7.6	7.7
Finance leases	15.6	16.7

Weighted average discount rates:
Operating leases	5.1%	5.0%
Finance leases	5.1%	4.8%
Maturities of lease liabilities were as follows:

	December 31, 2022
	Operating Leases	Finance Leases
2023	$12,602	$4,021
2024	14,525	5,348
2025	12,339	5,167
2026	11,291	4,884
2027	10,074	4,131
Thereafter	36,953	29,346
Total lease payments	97,784	52,897
Less: imputed interest	(19,045)	(21,642)
Total	$78,739	$31,255

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 1, 2022	$199,519	$259,407	$346,394	$805,320
Foreign currency translation	3,825	62	13,694	17,581
Balance at December 31, 2022	$203,344	$259,469	$360,088	$822,901
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at December 31, 2022. Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at December 31, 2022.
The components of intangible assets are as follows:

		December 31, 2022		October 1, 2022
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$139,068	$(91,325)	$135,899	$(88,179)
Technology-related	9	71,334	(54,811)	69,856	(52,951)
Program-related	23	37,250	(20,296)	35,305	(18,817)
Marketing-related	8	22,328	(18,371)	21,925	(17,833)
Other	10	1,848	(1,629)	1,693	(1,488)
Intangible assets	12	$271,828	$(186,432)	$264,678	$(179,268)
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

Amortization of acquired intangible assets is as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
Acquired intangible asset amortization	$2,987	$3,398
Based on acquired intangible assets recorded at December 31, 2022, amortization is estimated to be approximately:

	2023	2024	2025	2026	2027
Estimated future amortization of acquired intangible assets	$11,700	$10,900	$9,800	$9,600	$8,600

Note 9 - Equity Method Investments and Joint Ventures
Investments and operating results in which we do not have a controlling interest, however we do have the ability to exercise significant influence over operations are accounted for using the equity method of accounting. Equity method investments and joint ventures consists of:

	December 31, 2022
	Net investment balance	Income (loss) for the three months ended
Moog Aircraft Service Asia	$1,056	$(128)
NOVI LLC	609	—
Suffolk Technologies Fund 1, L.P.	851	(77)
Total	$2,516	$(205)

Net investment balances are included as Other assets in the Consolidated Condensed Balance Sheets. Income (loss) from equity method investments and joint ventures is included in Other in the Consolidated Condensed Statements of Earnings.
Moog Aircraft Services Asia ("MASA") is a joint venture included in our Aircraft Controls segment in which we currently hold a 51% ownership share. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems.
We hold a 42.5% ownership interest in NOVI LLC ("NOVI") that is included in our Space and Defense Controls segment. NOVI specializes in applying machine learning algorithms to space situational awareness.
Suffolk Technologies Fund 1, L.P., is a limited partnership included in our Industrial Systems segment that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. We have a remaining on-call capital commitment of up to $6,976.
Hybrid Motion Solutions (“HMS”) is a joint venture in our Industrial Systems segment in which we hold a 50% ownership interest. HMS specializes in hydrostatic servo drives and leverages synergies to enter new markets. The joint venture focuses on research and development, design and assembly as well as service. Our share of cumulative losses to date has exceeded our initial investment, and as such, we had no net investment balance recorded as of December 31, 2022. In addition to the investment, we have also loaned HMS $2,654 that is included as Other assets in the Consolidated Condensed Balance Sheet.
Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for using the cost method of accounting. As of December 31, 2022 we had cost method investments of $9,730, which are included as Other assets in the Consolidated Condensed Balance Sheets.

Note 10 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	December 31, 2022	October 1, 2022
U.S. revolving credit facility	$399,000	$321,300
SECT revolving credit facility	23,000	20,000
Senior notes 4.25%	500,000	500,000
Other long-term debt	822	916
Senior debt	922,822	842,216
Less deferred debt issuance cost	(5,942)	(4,428)
Less current installments	(822)	(916)
Long-term debt	$916,058	$836,872
On October 27, 2022, we amended our U.S. revolving credit facility, which extended the maturity date of the credit facility from October 15, 2024 to October 27, 2027. The credit facility has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $400,000 to the credit facility upon satisfaction of certain conditions. Interest on the majority of our outstanding borrowings is principally based on SOFR plus the applicable margin. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage. We are in compliance with all covenants.
The SECT has a revolving credit facility with a borrowing capacity of $35,000, maturing on July 26, 2024. Interest is based on LIBOR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.
We have $500,000 aggregate principal amount of 4.25% senior notes due December 15, 2027 with interest paid semiannually on June 15 and December 15 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. We are in compliance with all covenants.

Note 11 - Other Accrued Liabilities
Other accrued liabilities consists of:

	December 31, 2022	October 1, 2022
Employee benefits	$54,090	$56,136
Contract reserves	43,739	46,547
Warranty accrual	22,429	23,072
Accrued income taxes	24,223	17,776
Other	65,143	71,845
Other accrued liabilities	$209,624	$215,376
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
Warranty accrual at beginning of period	$23,072	$26,602
Warranties issued during current period	1,958	565
Adjustments to pre-existing warranties	(214)	(24)
Reductions for settling warranties	(2,805)	(1,715)
Divestiture adjustment	—	(330)
Foreign currency translation	418	(72)
Warranty accrual at end of period	$22,429	$25,026
Note 12 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso and the British pound, we had outstanding foreign currency contracts with notional amounts of $22,572 at December 31, 2022. These contracts mature at various times through March 1, 2024.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of December 31, 2022, we had no outstanding net investment hedges.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At December 31, 2022, we had no outstanding interest rate swaps.
Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2023 or 2022.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $89,000 at December 31, 2022. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended
	Statements of Earnings location	December 31, 2022	January 1, 2022
Net gain (loss)
Foreign currency contracts	Other	$3,955	$(1,904)
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	December 31, 2022	October 1, 2022
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$693	$562
Foreign currency contracts	Other assets	97	165
	Total asset derivatives	$790	$727
Foreign currency contracts	Accrued liabilities and other	$1,991	$3,877
Foreign currency contracts	Other long-term liabilities	190	751
	Total liability derivatives	$2,181	$4,628
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$348	$679
Foreign currency contracts	Accrued liabilities and other	$602	$738

Note 13 - Fair Value
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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	December 31, 2022	October 1, 2022
Foreign currency contracts	Other current assets	$1,041	$1,241
Foreign currency contracts	Other assets	97	165
	Total assets	$1,138	$1,406
Foreign currency contracts	Accrued liabilities and other	$2,593	$4,615
Foreign currency contracts	Other long-term liabilities	190	751
Acquisition contingent consideration	Other long-term liabilities	3,365	3,272
	Total liabilities	$6,148	$8,638
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

Three Months Ended
December 31, 2022
Balance at beginning of period	$3,272
Increase in discounted future cash flows recorded as interest expense	93
Balance at end of period	$3,365
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At December 31, 2022, the fair value of long-term debt was $884,378 compared to its carrying value of $922,822. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 14 - Restructuring
Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 1, 2022	$229	$228	$6,678	$7,135
Charged to expense - 2022 plan	—	175	903	1,078
Cash payments - 2022 plan	—	(366)	(355)	(721)
Cash payments - 2020 plan	—	—	(22)	(22)
Cash payments - 2018 plan	(153)	—	(97)	(250)
Foreign currency translation	—	—	390	390
Balance at December 31, 2022	$76	$37	$7,497	$7,610
As of December 31, 2022, the restructuring accrual consists of $3,317 for the 2022 plan, $2,965 for the 2020 plan and $1,328 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve.
Note 15 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended
	December 31, 2022	January 1, 2022
U.S. defined contribution plans	$10,185	$10,545
Non-U.S. defined contribution plans	2,065	2,152
Total expense for defined contribution plans	$12,250	$12,697
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
U.S. Plans
Service cost	$3,228	$4,957
Interest cost	7,028	4,562
Expected return on plan assets	(7,147)	(7,451)
Amortization of actuarial loss	3,362	3,896
Expense for U.S. defined benefit plans	$6,471	$5,964
Non-U.S. Plans
Service cost	$642	$1,122
Interest cost	1,303	634
Expected return on plan assets	(1,017)	(897)
Amortization of prior service cost	13	15
Amortization of actuarial loss	96	1,022
Expense for non-U.S. defined benefit plans	$1,037	$1,896
Note 16 - Income Taxes
The effective tax rate for the three months ended December 31, 2022 and January 1, 2022 was 23.7% and 24.7%, respectively. The effective tax rates for the three months ended December 31, 2022 and January 1, 2022 are higher than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to tax on earnings generated outside the U.S.

Note 17 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the three months ended December 31, 2022 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at October 1, 2022	$(182,024)	$(125,231)	$(3,787)	$(311,042)
OCI before reclassifications	50,399	(1,013)	928	50,314
Amounts reclassified from AOCIL	336	2,212	991	3,539
OCI, net of tax	50,735	1,199	1,919	53,853
AOCIL at December 31, 2022	$(131,289)	$(124,032)	$(1,868)	$(257,189)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended
	Statements of Earnings location	December 31, 2022	January 1, 2022
Retirement liability:
Prior service cost		$13	$15
Actuarial losses		2,877	4,600
Reclassification from AOCIL into earnings		2,890	4,615
Tax effect		(678)	(1,093)
Net reclassification from AOCIL into earnings		$2,212	$3,522
Derivatives:
Foreign currency contracts	Sales	$306	$68
Foreign currency contracts	Cost of sales	972	50
Reclassification from AOCIL into earnings		1,278	118
Tax effect		(287)	(24)
Net reclassification from AOCIL into earnings		$991	$94
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.
The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
Foreign currency contracts	$1,198	$55
Net gain	1,198	55
Tax effect	(270)	(14)
Net deferral in AOCIL of derivatives	$928	$41

Note 18 - Stock Employee Compensation Trust and Supplemental Retirement Plan Trust
The SECT assists in administering and provides funding for equity-based compensation plans and benefit programs, including the Moog Inc. Retirement Savings Plan ("RSP"), RSP(+) and the Employee Stock Purchase Plan ("ESPP"). The SERP Trust provides funding for benefits under the SERP provisions of the Moog Inc. Plan to Equalize Retirement Income and Supplemental Retirement Income. Both the SECT and the SERP Trust hold Moog shares as investments. The shares in the SECT and SERP Trust are not considered outstanding for purposes of calculating earnings per share. However, in accordance with the trust agreements governing the SECT and SERP Trust, the trustees vote all shares held by the SECT and SERP Trust on all matters submitted to shareholders.
Note 19 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
Basic weighted-average shares outstanding	31,746,001	32,057,399
Dilutive effect of equity-based awards	128,717	130,759
Diluted weighted-average shares outstanding	31,874,718	32,188,158

Anti-dilutive shares from equity-based awards	21,727	62,350

Note 20 - Segments
Disaggregation of net sales by segment for the three months ended December 31, 2022 and January 1, 2022 are as follows:

	Three Months Ended
Market Type	December 31, 2022	January 1, 2022
Net sales:
Military	$171,718	$185,949
Commercial	138,541	117,368
Aircraft Controls	310,259	303,317
Space	95,885	87,583
Defense	121,900	120,273
Space and Defense Controls	217,785	207,856
Energy	31,570	31,466
Industrial Automation	111,118	102,143
Simulation and Test	28,325	22,175
Medical	61,046	57,129
Industrial Systems	232,059	212,913
Net sales	$760,103	$724,086

	Three Months Ended
Customer Type	December 31, 2022	January 1, 2022
Net sales:
Commercial	$138,541	$117,368
U.S. Government (including OEM)	129,783	143,879
Other	41,935	42,070
Aircraft Controls	310,259	303,317
Commercial	24,573	24,323
U.S. Government (including OEM)	179,438	170,015
Other	13,774	13,518
Space and Defense Controls	217,785	207,856
Commercial	225,839	207,235
U.S. Government (including OEM)	1,280	3,786
Other	4,940	1,892
Industrial Systems	232,059	212,913
Commercial	388,953	348,926
U.S. Government (including OEM)	310,501	317,680
Other	60,649	57,480
Net sales	$760,103	$724,086

	Three Months Ended
Revenue Recognition Method	December 31, 2022	January 1, 2022
Net sales:
Over-time	$246,895	$246,649
Point in time	63,364	56,668
Aircraft Controls	310,259	303,317
Over-time	202,090	192,446
Point in time	15,695	15,410
Space and Defense Controls	217,785	207,856
Over-time	33,056	29,025
Point in time	199,003	183,888
Industrial Systems	232,059	212,913
Over-time	482,041	468,120
Point in time	278,062	255,966
Net sales	$760,103	$724,086
Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit by segment for the three months ended December 31, 2022 and January 1, 2022 and a reconciliation of segment operating profit to earnings before income taxes are as follows:

	Three Months Ended
	December 31, 2022	January 1, 2022
Operating profit:
Aircraft Controls	$29,718	$41,915
Space and Defense Controls	20,294	21,299
Industrial Systems	36,751	17,191
Total operating profit	86,763	80,405
Deductions from operating profit:
Interest expense	13,132	7,982
Equity-based compensation expense	2,974	2,658
Non-service pension expense	3,099	1,485
Corporate and other expenses, net	7,257	6,857
Earnings before income taxes	$60,301	$61,423

Note 21 - Related Party Transactions
John Scannell, Moog's Non-Executive Chairman of the Board of Directors, is a member of the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which for the three months ended December 31, 2022 and January 1, 2022 totaled $3,417 and $3,643, respectively. At December 31, 2022, we held outstanding leases with a total original cost of $16,994. At December 31, 2022, outstanding deposits on our behalf for future equipment leases totaled $2,559. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 10 - Indebtedness. Wilmington Trust, a subsidiary of M&T Bank, is the trustee of the pension assets for our qualified U.S. defined benefit plan.
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
We are contingently liable for $19,315 of standby letters of credit issued by a bank to third parties on our behalf at December 31, 2022.
Note 23 - Subsequent Event
On February 2, 2023, we declared a $0.27 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on March 6, 2023 to shareholders of record at the close of business on February 17, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended October 1, 2022. In addition, the following should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Condensed Financial Statements contained herein. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years. Amounts may differ from reported values due to rounding.
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
Under ASC 606, 63% of revenue was recognized over time for the quarter ended December 31, 2022, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the quarter ended December 31, 2022, 37% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
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
Our path to success comes from our talented employees building a sustainable company for current and future generations. Our strategies include focusing on the customer, focusing on our culture, community and the planet, and focusing on financial strength. These focus areas will drive accountability and improved operational performance, will increase engagement and workforce diversity and, with business simplification, result in improved financial results and increased shareholder value.
We will improve shareholder value through strategic revenue growth, both organic and acquired, through improving operating efficiencies and manufacturing initiatives and through utilizing low cost manufacturing facilities without compromising quality. Historically, we have taken a balanced approach to capital deployment in order to maximize shareholder returns over the long term. These activities have included strategic acquisitions, share buybacks and dividend payments. Today, we believe we can create long term value for our shareholders by continuing to invest in our business through both capital expenditures as well as investments in new market opportunities. We will also continue exploring opportunities to make strategic acquisitions and return capital to shareholders.
Acquisitions and Divestitures
Acquisitions
On February 21, 2022, we acquired TEAM Accessories Limited ("TEAM") based in Dublin, Ireland for a purchase price, net of acquired cash, of $15 million, consisting of $12 million in cash and contingent consideration with an initial fair value of $3 million. TEAM specializes in Maintenance, Repair and Overhaul of engine and airframe components. This operation is included in our Aircraft Controls segment.
Divestitures
On September 30, 2022, we sold a sonar business based in the United Kingdom previously included in our Industrial Systems segment. We have cumulatively received net proceeds of $13 million and recorded a loss of $15 million, net of transaction costs. An immaterial adjustment to the loss was recorded during the three months ended December 31, 2022.
On September 20, 2022, we sold assets of a security business based in Northbrook, Illinois previously included in our Space and Defense Controls segment. We have cumulatively received net proceeds of $9 million and recorded a loss of $4 million, net of transaction costs. The loss is subject to adjustments associated with amounts currently held in escrow.
On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Aircraft Controls segment to THALES USA Inc. We have cumulatively received net proceeds of $37 million and recorded a gain of $16 million, net of transaction costs. The gain is subject to adjustments associated with amounts currently held in escrow.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
(dollars and shares in millions, except per share data)	December 31, 2022	January 1, 2022	$ Variance	% Variance
Net sales	$760	$724	$36	5%
Gross margin	26.8%	26.6%
Research and development expenses	$24	$28	$(4)	(14%)
Selling, general and administrative expenses as a percentage of sales	14.9%	15.4%
Interest expense	$13	$8	$5	65%
Restructuring expense	$1	$—	$1	n/a
Gain on sale of buildings	$(10)	$—	$(10)	n/a
Gain on sale of business	$—	$(16)	$16	(100)%
Other	$2	$—	$2	n/a
Effective tax rate	23.7%	24.7%
Net earnings	$46	$46	$—	(1%)
Diluted earnings per share	$1.44	$1.44	$—	—%
Twelve-month backlog	$2,343	$2,167	$176	8%
Net sales increased across all of our segments in the first quarter of 2023 compared to the first quarter of 2022. Weaker foreign currencies, primarily the Euro and the British Pound, relative to the U.S. Dollar, decreased sales $17 million. Additionally, the absence of sales associated with our divested businesses in 2022 decreased sales $12 million in the first quarter of 2023. The resulting sales increase in the first quarter of 2023 was 9% compared to the first quarter of 2022.
Gross margin in the first quarter of 2023 benefited from higher sales volumes in Industrial Systems as well as favorable sales mixes in both Aircraft Controls and in Industrial Systems when compared to the same period of 2022. Mostly offsetting these benefits were charges in Space and Defense Controls associated with development programs.
Research and development expenses decreased in the first quarter of 2023 compared to the same period of 2022, as we had lower activity in Aircraft Controls.
Selling, general and administrative expense as a percentage of sales decreased in the first quarter of 2023 compared to the first quarter of 2022 reflecting the higher sales volume.
Interest expense increased $5 million in the first quarter of 2023 compared to the first quarter of 2022 due to higher interest rates on our outstanding debt balances.
The first quarter of 2023 included a $10 million gain from the sale of two buildings in Industrial Systems. The first quarter of 2022 included a $16 million gain from the sale of our NAVAIDS business in Aircraft Controls.
The effective tax rate in the first quarter of 2022 included impacts associated with the divestiture of our NAVAIDS business that did not repeat in the first quarter of 2023.
The twelve-month backlog increased in the first quarter of 2023 as compared with the first quarter of 2022 across all of our segments. The twelve-month backlog increased in Aircraft Controls due to higher orders for our commercial programs. Industrial Systems’ backlog increased due to recovering demand in industrial automation and industrial components. Within Space and Defense Controls, the increase is driven by orders for defense components.

SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note 20 - Segments in the Notes to Consolidated Condensed Financial Statements included in this report.
Aircraft Controls

	Three Months Ended
(dollars in millions)	December 31, 2022	January 1, 2022	$ Variance	% Variance
Net sales - military aircraft	$172	$186	$(14)	(8%)
Net sales - commercial aircraft	139	117	21	18%
	$310	$303	$7	2%
Operating profit	$30	$42	$(12)	(29%)
Operating margin	9.6%	13.8%
Aircraft Controls' net sales increased in the first quarter of 2023 compared to the first quarter of 2022, as the continued commercial aircraft market recovery was partially offset by lower military sales.

In the first quarter of 2023, sales increased $18 million in our commercial aftermarket programs and $3 million in our commercial OEM programs. Within commercial aftermarket programs, higher spares and repair volumes, driven by recovering flight-hour levels on the 787 and A350 programs, as well as additional retrofit activity increased sales $13 million. Across our commercial OEM programs, higher sales volumes for business jets and higher bookings for our Genesys programs were partially offset by delayed material receipt timing in other OEM programs.

Also in the first quarter of 2023, sales decreased $10 million in our military OEM programs and $4 million in our military aftermarket programs. Within military OEM programs, delayed material receipts across several programs, including the V-22 and KC-46 programs, and lower activity on development programs reduced sales. Additionally, sales decreased $4 million due to the absence of prior year sales related to our NAVAIDS business that we divested in the first quarter of 2022. Within military aftermarket programs, we had lower repair activity across various programs, including the F-15 and V-22 programs.

Operating margin decreased in the first quarter of 2023 compared to the first quarter of 2022. Last year's first quarter included a $16 million gain associated with the divestiture of our NAVAIDS business. Excluding this gain, the adjusted operating margin for the first quarter of 2022 was 8.5%. The increase in adjusted margin was driven by a favorable sales mix due to higher commercial aftermarket sales. We also benefited from $3 million of lower research and development expense.

Space and Defense Controls

	Three Months Ended
(dollars in millions)	December 31, 2022	January 1, 2022	$ Variance	% Variance
Net sales	$218	$208	$10	5%
Operating profit	$20	$21	$(1)	(5%)
Operating margin	9.3%	10.2%
Space and Defense Controls' net sales increased in the first quarter of 2023 compared to the first quarter of 2022 primarily driven by growth in our defense market.
In the first quarter of 2023, sales increased $14 million due to the production ramp on our RIwP turret program within defense controls. This increase was partially offset by a $5 million sales decrease due to the absence of prior year sales related to our security business that we divested in the fourth quarter of 2022.
Operating margin decreased in the first quarter of 2023 compared to the same period of 2022. In the first quarter of 2023, we incurred cost growth on our space vehicle development programs and experienced continued supply chain pressures.

Industrial Systems

	Three Months Ended
(dollars in millions)	December 31, 2022	January 1, 2022	$ Variance	% Variance
Net sales	$232	$213	$19	9%
Operating profit	$37	$17	$20	114%
Operating margin	15.8%	8.1%
Industrial Systems' net sales increased in all of our markets in the first quarter of 2023 compared to the first quarter of 2022. Weaker foreign currencies, primarily the Euro and the British Pound relative to the U.S. Dollar, decreased sales $12 million. Also, sales decreased $3 million due to the absence of prior year sales associated with our sonar business that we divested in the fourth quarter of 2022. Excluding the impacts of weaker foreign currencies and the divested sales, the resulting sales increase in the first quarter of 2023 was 17%.
In the first quarter of 2023 compared to the same period of 2022, net sales increased $9 million in our industrial automation market, driven by increased demand for industrial components and electric construction vehicles. Sales also increased $6 million in our simulation and test market driven by the timing of orders received for flight training simulators. Additionally, sales increased $4 million in our medical market as we benefited from higher demand for our medical components and devices.
Operating margin increased in the first quarter of 2023 compared to the first quarter of 2022. The first quarter of 2023 included a $10 million gain related to the sales of two buildings as we consolidated operations. Excluding this gain, as well as $1 million of restructuring charges incurred in the quarter, adjusted operating margin in the first quarter of 2023 was 12.3%. The increase in adjusted operating margin was driven by the incremental margin from higher sales volumes, as well as a more favorable sales mix.

CONSOLIDATED SEGMENT OUTLOOK

			2023 vs. 2022
(dollars in millions, except per share data)	2023 Outlook	2022	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,330	$1,256	$74	6%
Space and Defense Controls	920	872	48	5%
Industrial Systems	925	907	18	2%
	$3,175	$3,036	$139	5%
Operating profit:
Aircraft Controls	$137	$124	$13	11%
Space and Defense Controls	110	87	23	26%
Industrial Systems	109	72	37	51%
	$356	$283	$73	26%
Operating margin:
Aircraft Controls	10.3%	9.8%
Space and Defense Controls	11.9%	10.0%
Industrial Systems	11.8%	8.0%
	11.2%	9.3%

Net earnings	$188	$155
Diluted earnings per share	$5.89	$4.83
Total Company – We expect higher sales in 2023, driven by continued market recoveries in commercial OEM and industrial programs. However the lost sales associated with our divestitures in 2022 will moderate our sales growth. We expect operating margin will increase due to operational improvements within all segments, combined with the absence of charges related to restructuring, impairments and losses associated with the sales of businesses in 2022. Excluding these charges, we expect adjusted operating margin will also increase. Net earnings in 2023 are expected to benefit from the incremental operating margin, which we expect to be partially offset by higher interest expense due to higher interest rates. We expect adjusted diluted earnings per share will range between $5.50 and $5.90, with a midpoint of $5.70. Management believes that the adjusted outlook may be useful in evaluating the financial condition and results of operations of the company.

Aircraft Controls – In 2023, we anticipate sales increases across all of our major commercial OEM programs as the commercial aircraft market recovers and as our customers match the increasing air travel demand with increased orders. We also anticipate a slight sales decrease across our military programs. We expect operating margin in 2023 will increase slightly due to improved factory utilization from the higher sales volume.

Space and Defense Controls – In 2023, we anticipate sales increases in our space programs from the continued higher activity for integrated space vehicles programs and for our launch vehicle programs. Excluding the impact of lost sales associated with our security business divestiture, we expect sales increases across our defense programs, primarily driven by the continued production ramp of our RIwP program and by defense components programs. We expect operating margin will increase in 2023 resulting from the incremental margin from higher sales volume, in addition to the absence of charges from portfolio refinements, our business sale and incremental costs associated with our constrained supply chain.

Industrial Systems – In 2023, we anticipate sales increases across our markets. The sales growth is expected primarily in our flight simulation products, driven by the continued demand for flight training simulators, and in our medical device products. We expect operating margin will increase in 2023 resulting from the higher sales volumes and due to the absence of charges from our portfolio refinements, impairments and business sale.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows

	Three Months Ended
(dollars in millions)	December 31, 2022	January 1, 2022	$ Variance
Net cash provided (used) by:
Operating activities	$8	$157	$(149)
Investing activities	(25)	—	(26)
Financing activities	59	(152)	211
Operating activities
Net cash provided by operating activities decreased in the first quarter of 2023 compared to the first quarter of 2022. The prior year's first quarter included a $90 million benefit from our Receivables Purchase Agreement ("RPA") program. Additionally, inventory used $52 million more cash in the first quarter of 2023 as all our segments experienced supply chain constraints preventing the release of products, Aircraft Controls' continued higher production levels for the 787 program and delayed milestones for billing in Space and Defense Controls.
We expect cash from operations in 2023 to be $250 million, a slight increase compared to 2022, driven primarily due to improved cash generation from net working capital.
Investing activities
Net cash used by investing activities in the first quarter of 2023 included $30 million of capital expenditures, which was partially offset by the proceeds from the sale of a building.
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
Financing activities
Net cash provided by financing activities in the first quarter of 2023 included $81 million of net borrowings on our credit facilities. Additionally, financing activities included $8 million of share repurchases and an additional $8 million of cash dividends.
Net cash provided by financing activities in the first quarter of 2022 included $128 million of net pay down on our credit facilities. Additionally, financing activities in the first quarter of 2022 included $13 million of share repurchases and $8 million of dividends.

General
Cash flows from our operations, together with our various financing arrangements, fund on-going activities, debt service requirements, organic growth, acquisition opportunities and the ability to return capital to shareholders. We believe these sources of funding will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future thereafter.

At December 31, 2022, our cash balances were $166 million, which includes $115 million held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.

Financing Arrangements

In addition to operations, our capital resources include bank credit facilities and an accounts receivable financing program to fund our short and long-term capital requirements. We continuously evaluate various forms of financing to improve our liquidity and position ourselves for future opportunities, which from time to time, may result in selling debt and equity securities to fund acquisitions or take advantage of favorable market conditions.

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

In the normal course of business, we are exposed to interest rate risk from our long-term debt. To manage these risks, we may enter into derivative instruments such as interest rate swaps which are used to adjust the proportion of total debt that is subject to variable and fixed interest rates.
Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the majority of the outstanding credit facility borrowings was 5.86% and is principally based on SOFR plus the applicable margin, which was 1.60% at December 31, 2022.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on July 26, 2024. Interest was 6.47% as of December 31, 2022 and is based on LIBOR plus a margin of 2.13%.
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
Our Receivables Purchase Agreement, which matures on November 4, 2024, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $100 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 5.29% as of December 31, 2022.
At December 31, 2022, we had $709 million of unused capacity, including $686 million from the U.S. revolving credit facility after considering standby letters of credit. Our leverage ratio covenant limits our ability to increase net debt by $659 million as of December 31, 2022.
We are in compliance with all covenants under each of our financing arrangements.

See Note 10 – Indebtedness, of Part I, Item 1, Financial Information of this report for additional details.
Dividends and Common Stock
We believe we can create long term value for our shareholders by continuing to invest in our business through both capital expenditures as well as investments in new market opportunities. We will also continue exploring opportunities to make strategic acquisitions and return capital to shareholders.

We are currently paying quarterly cash dividends on our Class A and Class B common stock and expect to continue to do so for the foreseeable future. See the Consolidated Condensed Statement of Shareholders Equity and Cash Flows, of Part I, Item 1, Financial Information, of this reports for additional details.

The Board of Directors authorized a share repurchase program that permits repurchases for both Class A and Class B common stock, and allows us to buy up to an aggregate 3 million common shares. There are approximately 2.2 million shares common shares remaining under this authorization. See the Consolidated Condensed Statement of Shareholders Equity and Cash Flows, of Part I, Item 1, Financial Information and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report for additional details.
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
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our Annual Report on Form 10-K for the year ended October 1, 2022. See Note 7 - Leases, Note 10 - Indebtedness, Note 15 - Employee Benefit Plans and Note 22 - Commitments and Contingencies, of Part I, Item 1, Financial Information, of this report for additional details.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense and industrial markets. Our businesses are facing varying levels of supply chain and production level pressures from the residual impacts of the COVID-19 pandemic.
Our aerospace and defense businesses represented 70% of our 2022 sales. Within the defense market, our programs are directly affected by funding levels, which have remained relatively stable. Our commercial aircraft market, which represented less than 18% of our 2022 sales, is still recovering from the initial, dramatic, reductions in air travel at the onset of the COVID-19 pandemic. While domestic travel has recovered, global international travel remains below pre-pandemic levels.
Within our industrial markets, which represented 30% of our 2022 sales, our programs benefited from increased order demand within industrial automation, simulation and test and energy markets. However, as customer demand increases, across these markets, we are now experiencing supply chain pressures.

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

The commercial OEM aircraft market has depended on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. While domestic air travels has recovered from the impact of the COVID-19 pandemic, international travel utilizing wide-body aircraft will take longer to fully recover. Furthermore, as companies and employees become accustomed to working remotely, business travel and the associated flight hours may not fully reach the pre-pandemic levels. As such, we believe Boeing and Airbus will continue to directionally match their wide-body aircraft production rates with the reduced, albeit recovering, air traffic volume, which has lowered their demand for our flight control systems. We believe the commercial OEM market's recovery is heavily dependent on the return to pre-COVID-19 global international air traffic activity levels and therefore will face pressures for a prolonged period of time.

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

Industrial
Within industrial, we serve two end markets: industrial and medical.The industrial market consists of industrial automation products, simulation and test products and energy generation and exploration products. The medical market consists of medical devices and medical components products.
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

Our energy generation and exploration products operate in a market that is influenced by changing oil and natural gas prices, global urbanization and the resulting change in supply and demand for global energy. Historically, drivers for global growth include investments in power generation infrastructure and exploration of new oil and gas resources. Recently, we have seen oil prices rise above pre-pandemic levels due, in part, to global disruptions; but future energy crises could increase the market's uncertainty.

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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-fifth of our 2022 sales were denominated in foreign currencies. During the first three months of 2023, average foreign currency rates generally weakened against the U.S. dollar compared to 2022. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $17 million compared to the same period one year ago.

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
▪ Our research and development and innovation efforts are substantial and may not be successful, which could reduce our sales and earnings;
▪ If we are unable to adequately enforce and protect our intellectual property or defend against assertions of infringement, our business and our ability to compete could be harmed; and
▪ Our sales and earnings may be affected if we cannot identify, acquire or integrate strategic acquisitions, or as we conduct divestitures.

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

OPERATIONAL RISKS
▪ A reduced supply, as well as inflated prices, across various raw materials and third-party provided components and sub-assemblies within our supply chain could have a material impact on our ability to manufacture and ship our products, in addition to adversely impacting our operating profit and balance sheet;
▪ We face various risks related to health pandemics, such as the COVID-19 pandemic, which have had material adverse consequences on our operations, financial position, cash flows, and those of our customers and suppliers;
▪ If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted;
▪ We face, and may continue to face, risks related to information systems interruptions, intrusions or new software implementations, which may adversely affect our business operations;
▪ We may not be able to prevent, or timely detect, issues with our products and our manufacturing processes, which may adversely affect our operations and our earnings; and
▪ The failure or misuse of our products may damage our reputation, necessitate a product recall or result in claims against us that exceed our insurance coverage, thereby requiring us to pay significant damages.

FINANCIAL RISKS
▪ We make estimates in accounting for over-time contracts, and changes in these estimates may have significant impacts on our earnings;
▪ We enter into fixed-price contracts, which could subject us to losses if we have cost overruns;
▪ Our indebtedness and restrictive covenants under our credit facilities and indenture governing our senior notes could limit our operational and financial flexibility;
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
▪ Our operations are subject to environmental laws and complying with those laws may cause us to incur significant costs; and
▪ We may face reputational, regulatory or financial risks from a perceived, or an actual, failure to achieve our sustainability goals.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended October 1, 2022 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of December 31, 2022 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)Changes in Internal Control over Financial Reporting. There have been no changes during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors.
Refer to the Company’s Annual Report on Form 10-K for the year ended October 1, 2022 for a complete discussion of our risk factors. There have been no material changes in the current year regarding our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended December 31, 2022.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
October 2, 2022 - October 29, 2022	81,981	$75.03	71,849	2,198,081
October 30, 2022 - December 3, 2022	67,698	85.41	—	2,198,081
December 4, 2022 - December 31, 2022	3,012	88.32	—	2,198,081
Total	152,691	$79.90	71,849	2,198,081
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 9,954 shares at $82.10 in October; 7,988 shares at $86.31 in November and 2,785 shares at $88.34 in December.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In October, we accepted delivery of 109 Class A shares at $75.62. In November, we accepted delivery of 15,553 Class A shares at $85.11 and 14,157 Class B shares at $85.76. In December, we accepted delivery of 103 Class A shares at $87.49 and 124 Class B shares at $88.48. In connection with the issuance of equity-based awards, we purchased 69 Class B shares at $82.94 per share from the SECT in October and 30,000 Class B shares at $85.17 in November.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In October we purchased 71,849 Class A shares at an average price of $74.04.

Item 6. Exhibits.

(a)	Exhibits
	10.1	Form of Restricted Stock Unit Award under the 2014 Long Term Incentive Plan (for awards granted on or after November 15, 2022). (Filed herewith).
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

		(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date:	February 3, 2023	By	/s/ Pat Roche
Pat Roche
Chief Executive Officer (Principal Executive Officer)

Date:	February 3, 2023	By	/s/ Jennifer Walter
Jennifer Walter
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 3, 2023	By	/s/ Michael J. Swope
Michael J. Swope
Controller (Principal Accounting Officer)