Form 10-Q
period 2023-04-01
MOOG INC.
filed 2023-04-28
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The number of shares outstanding of each class of common stock as of April 24, 2023 was:
Class A common stock, 28,718,571 shares
Class B common stock, 3,132,957 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except share and per share data)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales	$836,792	$770,787	$1,596,895	$1,494,873
Cost of sales	615,477	556,070	1,171,894	1,085,776
Inventory write-down	—	1,705	—	3,205
Gross profit	221,315	213,012	425,001	405,892
Research and development	26,743	30,720	50,605	58,428
Selling, general and administrative	116,695	111,019	229,860	222,816
Interest	14,963	8,263	28,095	16,245
Asset impairment	1,219	15,236	1,219	15,236
Restructuring	2,017	7,793	3,095	7,793
Gain on sale of business	—	—	—	(16,146)
Gain on sale of buildings	(527)	—	(10,030)	—
Other	3,901	1,268	5,552	1,384
Earnings before income taxes	56,304	38,713	116,605	100,136
Income taxes	13,291	9,626	27,576	24,784
Net earnings	$43,013	$29,087	$89,029	$75,352

Net earnings per share
Basic	$1.35	$0.91	$2.80	$2.35
Diluted	$1.34	$0.91	$2.79	$2.34

Average common shares outstanding
Basic	31,848,140	31,984,674	31,797,071	32,021,036
Diluted	32,043,910	32,120,726	31,959,315	32,154,442
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net earnings	$43,013	$29,087	$89,029	$75,352
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	11,544	(18,283)	62,279	(24,843)
Retirement liability adjustment	2,032	4,538	3,231	8,628
Change in accumulated income on derivatives	1,080	(295)	2,999	(160)
Other comprehensive income (loss), net of tax	14,656	(14,040)	68,509	(16,375)
Comprehensive income	$57,669	$15,047	$157,538	$58,977
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	April 1, 2023	October 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$107,012	$103,895
Restricted cash	2,642	15,338
Receivables, net	1,079,980	990,262
Inventories, net	679,045	588,466
Prepaid expenses and other current assets	64,501	60,349
Total current assets	1,933,180	1,758,310
Property, plant and equipment, net	737,599	668,908
Operating lease right-of-use assets	62,569	69,072
Goodwill	826,498	805,320
Intangible assets, net	82,421	85,410
Deferred income taxes	9,327	8,630
Other assets	48,015	36,191
Total assets	$3,699,609	$3,431,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$728	$916
Accounts payable	238,603	232,104
Accrued compensation	73,999	93,141
Contract advances	317,253	296,899
Accrued liabilities and other	212,267	215,376
Total current liabilities	842,850	838,436
Long-term debt, excluding current installments	958,414	836,872
Long-term pension and retirement obligations	148,693	140,602
Deferred income taxes	58,080	63,527
Other long-term liabilities	111,795	115,591
Total liabilities	2,119,832	1,995,028
Shareholders’ equity
Common stock - Class A	43,807	43,807
Common stock - Class B	7,473	7,473
Additional paid-in capital	576,506	516,123
Retained earnings	2,432,225	2,360,055
Treasury shares	(1,056,187)	(1,047,012)
Stock Employee Compensation Trust	(99,880)	(73,602)
Supplemental Retirement Plan Trust	(81,634)	(58,989)
Accumulated other comprehensive loss	(242,533)	(311,042)
Total shareholders’ equity	1,579,777	1,436,813
Total liabilities and shareholders’ equity	$3,699,609	$3,431,841
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	550,511	518,857	516,123	509,622
Issuance of treasury shares	2,087	5,854	4,315	7,609
Equity-based compensation expense	2,128	1,594	4,571	3,999
Adjustment to market - SECT and SERP	21,780	16,987	51,497	22,062
End of period	576,506	543,292	576,506	543,292
RETAINED EARNINGS
Beginning of period	2,397,814	2,276,082	2,360,055	2,237,848
Net earnings	43,013	29,087	89,029	75,352
Dividends (1)	(8,602)	(8,320)	(16,859)	(16,351)
End of period	2,432,225	2,296,849	2,432,225	2,296,849
TREASURY SHARES AT COST
Beginning of period	(1,055,735)	(1,023,086)	(1,047,012)	(1,007,506)
Class A and B shares issued related to compensation	7,283	4,496	9,007	5,573
Class A and B shares purchased	(7,735)	(9,824)	(18,182)	(26,481)
End of period	(1,056,187)	(1,028,414)	(1,056,187)	(1,028,414)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(89,689)	(82,721)	(73,602)	(79,776)
Issuance of shares	7,234	5,499	9,795	7,574
Purchase of shares	(5,468)	(8,121)	(7,221)	(10,396)
Adjustment to market	(11,957)	(9,205)	(28,852)	(11,950)
End of period	(99,880)	(94,548)	(99,880)	(94,548)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(71,811)	(66,094)	(58,989)	(63,764)
Adjustment to market	(9,823)	(7,782)	(22,645)	(10,112)
End of period	(81,634)	(73,876)	(81,634)	(73,876)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(257,189)	(249,895)	(311,042)	(247,560)
Other comprehensive income (loss)	14,656	(14,040)	68,509	(16,375)
End of period	(242,533)	(263,935)	(242,533)	(263,935)
TOTAL SHAREHOLDERS’ EQUITY	$1,579,777	$1,430,648	$1,579,777	$1,430,648
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Cash dividends were $0.27 and $0.53 per share for the three and six months ended April 1, 2023, respectively. Cash dividends were $0.26 and $0.51 per share for three and six months ended April 2, 2022, respectively.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Six Months Ended
(share data)	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
COMMON STOCK - CLASS A
Beginning of period	43,806,835	43,803,236	43,806,835	43,803,236
Conversion of Class B to Class A	—	625	—	625
End of period	43,806,835	43,803,861	43,806,835	43,803,861
COMMON STOCK - CLASS B
Beginning of period	7,472,878	7,476,477	7,472,878	7,476,477
Conversion of Class B to Class A	—	(625)	—	(625)
End of period	7,472,878	7,475,852	7,472,878	7,475,852
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(14,666,508)	(14,326,118)	(14,614,444)	(14,157,721)
Class A shares issued related to compensation	6,069	6,987	41,619	29,029
Class A shares purchased	(2,677)	(57,943)	(90,291)	(248,382)
End of period	(14,663,116)	(14,377,074)	(14,663,116)	(14,377,074)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(2,991,901)	(3,154,267)	(3,020,291)	(3,179,055)
Class B shares issued related to compensation	129,791	140,834	202,531	199,172
Class B shares purchased	(84,728)	(68,834)	(129,078)	(102,384)
End of period	(2,946,838)	(3,082,267)	(2,946,838)	(3,082,267)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(602,600)	(603,707)	(611,942)	(600,880)
Issuance of shares	82,356	68,763	112,425	93,763
Purchase of shares	(57,083)	(97,116)	(77,810)	(124,943)
End of period	(577,327)	(632,060)	(577,327)	(632,060)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
(dollars in thousands)	April 1, 2023	April 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$89,029	$75,352
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	36,810	38,316
Amortization	5,862	6,735
Deferred income taxes	(9,970)	4,834
Equity-based compensation expense	5,765	4,578
Gain on sale of business	—	(16,146)
Gain on sale of buildings	(10,030)	—
Asset impairment and inventory write-down	1,219	18,441
Other	3,292	2,692
Changes in assets and liabilities providing (using) cash:
Receivables	(76,676)	(4,223)
Inventories	(72,346)	6,951
Accounts payable	1,971	24,388
Contract advances	17,067	60,392
Accrued expenses	(33,030)	(28,324)
Accrued income taxes	11,965	8,217
Net pension and post retirement liabilities	7,119	8,927
Other assets and liabilities	(11,063)	(30,933)
Net cash provided (used) by operating activities	(33,016)	180,197
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(11,837)
Purchase of property, plant and equipment	(89,743)	(74,087)
Net proceeds from businesses sold	959	38,611
Net proceeds from buildings sold	18,825	—
Other investing transactions	(4,241)	(835)
Net cash used by investing activities	(74,200)	(48,148)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	503,232	463,950
Payments on revolving lines of credit	(381,300)	(455,476)
Payments on long-term debt	(188)	(80,181)
Payments on finance lease obligations	(1,899)	(1,085)
Payment of dividends	(16,859)	(16,351)
Proceeds from sale of treasury stock	9,148	8,701
Purchase of outstanding shares for treasury	(20,457)	(26,481)
Proceeds from sale of stock held by SECT	9,795	7,574
Purchase of stock held by SECT	(7,221)	(10,396)
Other financing transactions	(2,024)	—
Net cash provided (used) by financing activities	92,227	(109,745)
Effect of exchange rate changes on cash	5,410	(1,087)
Increase (decrease) in cash, cash equivalents and restricted cash	(9,579)	21,217
Cash, cash equivalents and restricted cash at beginning of period	119,233	100,914
Cash, cash equivalents and restricted cash at end of period	$109,654	$122,131
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$4,174	$4,482
Equipment and property acquired through lease financing	11,007	17,648
See accompanying Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
Six Months Ended April 1, 2023
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and six months ended April 1, 2023 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 1, 2022. All references to years in these financial statements are to fiscal years.
Impairment of Assets
Long-lived assets, including acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows, or another comparable method.
In 2023, we recorded a $1,000 impairment charge on long-lived assets in our Aircraft Controls segment. These charges relate to equipment that experienced a decline in value due to the U.S. Air Force announcement to retire the KC-10 aerial refueling tanker. In addition, we have recorded a $219 impairment charge on receivables in our Space and Defense Controls segment associated with an expected cancellation of a contract.These charges are included in asset impairment in the Consolidated Condensed Statement of Earnings.
In 2022, we recorded impairment charges on long-lived assets in our Aircraft Controls segment. These charges relate to equipment that experienced a significant decline in value due to a slower than expected recovery of our commercial aircraft business. In addition, we recorded impairment charges on receivables and inventories associated with Russian actions in Ukraine. These charges are included in asset impairment in the Consolidated Condensed Statement of Earnings.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year's presentation, which management does not consider to be material.
Recent Accounting Pronouncements Adopted

There have been no accounting pronouncements adopted for the six months ended April 1, 2023.

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

Revenue is recognized on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and six months ended April 1, 2023 we recognized additional revenue of $2,233 and lower revenue of $2,066, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. For the three and six months ended April 2, 2022 we recognized lower revenue of $2,238 and additional revenue of $8,740, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and six months ended April 1, 2023.

As of April 1, 2023, we had contract reserves of $45,602. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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
Total contract assets and contract liabilities are as follows:

	April 1, 2023	October 1, 2022
Unbilled receivables	$685,398	$614,760
Contract advances	317,253	296,899
Net contract assets	$368,145	$317,861

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the three and six months ended April 1, 2023, we recognized $76,349 and $165,148 of revenue, that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of April 1, 2023, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,200,000. We expect to recognize approximately 44% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 20 - Segments, for disclosures related to disaggregation of revenue.
Note 3 - Acquisitions and Divestitures

Acquisitions

On February 21, 2022, we acquired TEAM Accessories Limited ("TEAM") based in Dublin, Ireland for a purchase price, net of acquired cash, of $14,394, consisting of $11,832 in cash and contingent consideration with an initial fair value of $2,562. TEAM specializes in Maintenance, Repair and Overhaul of engine and airframe components. This operation is included in our Aircraft Controls segment.
Divestitures
On September 30, 2022, we sold a sonar business based in the United Kingdom previously included in our Industrial Systems segment. We have cumulatively received net proceeds of $13,075 and recorded a loss of $15,246, net of transaction costs. The transaction is subject to adjustments associated with amounts currently held in escrow.
On September 20, 2022, we sold assets of a security business based in Northbrook, Illinois previously included in our Space and Defense Controls segment. We have cumulatively received net proceeds of $9,108 and recorded a loss of $4,324, net of transaction costs. The transaction is subject to adjustments associated with amounts currently held in escrow.
On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Aircraft Controls segment to Thales USA Inc. We have cumulatively received net proceeds of $36,550 and recorded a gain of $16,146, net of transaction costs. The transaction is subject to adjustments associated with amounts currently held in escrow.

Note 4 - Receivables
Receivables consist of:

	April 1, 2023	October 1, 2022
Accounts receivable	$382,114	$363,137
Unbilled receivables	685,398	614,760
Other	16,547	16,973
Less allowance for credit losses	(4,079)	(4,608)
Receivables, net	$1,079,980	$990,262
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
The proceeds of the RPA are classified as operating activities in our Consolidated Condensed Statement of Cash Flows and were used to pay off the outstanding balance of the Securitization Program. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold and cash collections under the RPA were $123,434 and $238,476 for the three and six months ended April 1, 2023, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of April 1, 2023, the amount sold to the Purchasers was $100,000, which was derecognized from the Consolidated Condensed Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $731,260 at April 1, 2023.
The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	April 1, 2023	October 1, 2022
Raw materials and purchased parts	$260,179	$219,893
Work in progress	339,540	305,328
Finished goods	79,326	63,245
Inventories, net	$679,045	$588,466
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of April 1, 2023 and October 1, 2022.
Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	April 1, 2023	October 1, 2022
Land	$30,644	$32,164
Buildings and improvements	554,583	502,050
Machinery and equipment	832,321	786,562
Computer equipment and software	218,708	201,960
Property, plant and equipment, at cost	1,636,256	1,522,736
Less accumulated depreciation and amortization	(898,657)	(853,828)
Property, plant and equipment, net	$737,599	$668,908
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

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Operating lease cost	$7,560	$7,218	$14,955	$14,158

Finance lease cost:
Amortization of right-of-use assets	$1,146	$672	$2,118	$1,259
Interest on lease liabilities	427	247	791	464
Total finance lease cost	$1,573	$919	$2,909	$1,723
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	April 1, 2023	April 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$15,094	$14,615
Operating cash flow for finance leases	791	464
Financing cash flow for finance leases	1,899	1,085
Assets obtained in exchange for lease obligations:
Operating leases	$1,393	$9,744
Finance leases	9,614	7,904

Supplemental balance sheet information related to leases was as follows:

	April 1, 2023	October 1, 2022
Operating Leases:
Operating lease right-of-use assets	$62,569	$69,072

Accrued liabilities and other	$11,169	$13,002
Other long-term liabilities	61,180	66,167
Total operating lease liabilities	$72,349	$79,169

Finance Leases:
Property, plant, and equipment, at cost	$40,842	$30,614
Accumulated depreciation	(7,900)	(5,606)
Property, plant, and equipment, net	$32,942	$25,008

Accrued liabilities and other	$4,493	$3,244
Other long-term liabilities	30,441	23,529
Total finance lease liabilities	$34,934	$26,773

Weighted average remaining lease term in years:
Operating leases	7.8	7.7
Finance leases	14.5	16.7

Weighted average discount rates:
Operating leases	5.1%	5.0%
Finance leases	5.3%	4.8%
Maturities of lease liabilities were as follows:

	April 1, 2023
	Operating Leases	Finance Leases
2023	$7,582	$3,108
2024	13,405	6,203
2025	11,467	6,021
2026	10,778	5,734
2027	9,680	4,978
Thereafter	36,690	31,361
Total lease payments	89,602	57,405
Less: imputed interest	(17,253)	(22,471)
Total	$72,349	$34,934

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 1, 2022	$199,519	$259,407	$346,394	$805,320
Adjustments to prior year acquisitions	122	—	—	122
Foreign currency translation	4,754	76	16,226	21,056
Balance at April 1, 2023	$204,395	$259,483	$362,620	$826,498
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at April 1, 2023. Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at April 1, 2023.
The components of intangible assets are as follows:

		April 1, 2023		October 1, 2022
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$138,912	$(92,925)	$135,899	$(88,179)
Technology-related	9	71,567	(55,791)	69,856	(52,951)
Program-related	23	37,723	(20,981)	35,305	(18,817)
Marketing-related	8	22,395	(18,684)	21,925	(17,833)
Other	10	1,837	(1,632)	1,693	(1,488)
Intangible assets	12	$272,434	$(190,013)	$264,678	$(179,268)
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

Amortization of acquired intangible assets is as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Acquired intangible asset amortization	$2,865	$3,329	$5,852	$6,727
Based on acquired intangible assets recorded at April 1, 2023, amortization is estimated to be approximately:

	2023	2024	2025	2026	2027
Estimated future amortization of acquired intangible assets	$11,700	$10,900	$9,800	$9,600	$8,700

Note 9 - Equity Method Investments and Joint Ventures
Investments and operating results in which we do not have a controlling interest, however we do have the ability to exercise significant influence over operations are accounted for using the equity method of accounting. Equity method investments and joint ventures consists of:

	April 1, 2023
		Income (Loss)
	Net investment balance	Three Months Ended	Six Months Ended
Moog Aircraft Service Asia	$1,225	$51	$(77)
NOVI LLC	609	—	—
Suffolk Technologies Fund 1, L.P.	1,048	182	105
Total	$2,882	$233	$28

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
Suffolk Technologies Fund 1, L.P., is a limited partnership included in our Industrial Systems segment that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. We have a remaining on-call capital commitment of up to $6,751.
Hybrid Motion Solutions (“HMS”) is a joint venture in our Industrial Systems segment in which we hold a 50% ownership interest. HMS specializes in hydrostatic servo drives and leverages synergies to enter new markets. The joint venture focuses on research and development, design and assembly as well as service. Our share of cumulative losses to date has exceeded our initial investment, and as such, we had no net investment balance recorded as of April 1, 2023. In addition to the investment, we have also loaned HMS $2,985 that is included as Other assets in the Consolidated Condensed Balance Sheet.
Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for using the cost method of accounting. As of April 1, 2023 we had cost method investments of $9,795, which are included as Other assets in the Consolidated Condensed Balance Sheets.

Note 10 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	April 1, 2023	October 1, 2022
U.S. revolving credit facility	$435,846	$321,300
SECT revolving credit facility	28,000	20,000
Senior notes 4.25%	500,000	500,000
Other long-term debt	728	916
Senior debt	964,574	842,216
Less deferred debt issuance cost	(5,432)	(4,428)
Less current installments	(728)	(916)
Long-term debt	$958,414	$836,872
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

Note 11 - Other Accrued Liabilities
Other accrued liabilities consists of:

	April 1, 2023	October 1, 2022
Employee benefits	$47,043	$56,136
Contract reserves	45,602	46,547
Warranty accrual	22,062	23,072
Accrued income taxes	24,778	17,776
Other	72,782	71,845
Other accrued liabilities	$212,267	$215,376
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Warranty accrual at beginning of period	$22,429	$25,026	$23,072	$26,602
Warranties issued during current period	2,994	2,835	4,952	3,400
Adjustments to pre-existing warranties	(229)	(42)	(443)	(66)
Reductions for settling warranties	(3,179)	(3,139)	(5,984)	(4,854)
Divestiture adjustment	—	(38)	—	(368)
Foreign currency translation	47	(171)	465	(243)
Warranty accrual at end of period	$22,062	$24,471	$22,062	$24,471
Note 12 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, we had outstanding foreign currency contracts with notional amounts of $14,124 at April 1, 2023. These contracts mature at various times through March 1, 2024.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of April 1, 2023, we had no outstanding net investment hedges.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At April 1, 2023, we had no outstanding interest rate swaps.
Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first six months of 2023 or 2022.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $122,789 at April 1, 2023. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended		Six Months Ended
	Statements of Earnings location	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net gain (loss)
Foreign currency contracts	Other	$(890)	$(2,134)	$3,105	$(4,038)
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	April 1, 2023	October 1, 2022
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$549	$562
Foreign currency contracts	Other assets	—	165
	Total asset derivatives	$549	$727
Foreign currency contracts	Accrued liabilities and other	$878	$3,877
Foreign currency contracts	Other long-term liabilities	—	751
	Total liability derivatives	$878	$4,628
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$28	$679
Foreign currency contracts	Accrued liabilities and other	$130	$738

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	April 1, 2023	October 1, 2022
Foreign currency contracts	Other current assets	$577	$1,241
Foreign currency contracts	Other assets	—	165
	Total assets	$577	$1,406
Foreign currency contracts	Accrued liabilities and other	$1,008	$4,615
Foreign currency contracts	Other long-term liabilities	—	751
Acquisition contingent consideration	Other long-term liabilities	2,954	3,272
	Total liabilities	$3,962	$8,638
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Balance at beginning of period	$3,365	$—	$3,272	$—
Additions from acquisition	(491)	3,053	(491)	3,053
Increase in discounted future cash flows recorded as interest expense	80	31	173	31
Balance at end of period	$2,954	$3,084	$2,954	$3,084
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At April 1, 2023, the fair value of long-term debt was $920,817 compared to its carrying value of $964,574. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 14 - Restructuring
Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 1, 2022	$229	$228	$6,678	$7,135
Charged to expense - 2022 plan	—	687	2,408	3,095
Adjustments to provision	(16)	37	—	21
Cash payments - 2022 plan	(213)	(448)	(300)	(961)
Cash payments - 2020 plan	—	—	(180)	(180)
Cash payments - 2018 plan	—	—	(286)	(286)
Foreign currency translation	—	—	447	447
Balance at April 1, 2023	$—	$504	$8,767	$9,271
As of April 1, 2023, the restructuring accrual consists of $5,263 for the 2022 plan, $2,707 for the 2020 plan and $1,301 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve.
Note 15 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
U.S. defined contribution plans	$12,003	$11,169	$22,188	$21,714
Non-U.S. defined contribution plans	2,047	2,386	4,112	4,538
Total expense for defined contribution plans	$14,050	$13,555	$26,300	$26,252
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
U.S. Plans
Service cost	$3,228	$4,956	$6,456	$9,913
Interest cost	7,028	4,561	14,056	9,123
Expected return on plan assets	(7,147)	(7,450)	(14,294)	(14,901)
Amortization of actuarial loss	3,362	3,897	6,724	7,793
Expense for U.S. defined benefit plans	$6,471	$5,964	$12,942	$11,928
Non-U.S. Plans
Service cost	$666	$1,107	$1,308	$2,229
Interest cost	1,354	627	2,657	1,261
Expected return on plan assets	(1,057)	(886)	(2,074)	(1,783)
Amortization of prior service cost	14	15	27	30
Amortization of actuarial loss	99	1,004	195	2,026
Expense for non-U.S. defined benefit plans	$1,076	$1,867	$2,113	$3,763
Note 16 - Income Taxes
The effective tax rate for the three and six months ended April 1, 2023 was 23.6%. The effective tax rate for the three and six months ended April 2, 2022 was 24.9% and 24.8%, respectively. The effective tax rates for the three and six months ended April 1, 2023 and April 2, 2022 are higher than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to tax on earnings generated outside the U.S.

Note 17 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the six months ended April 1, 2023 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at October 1, 2022	$(182,024)	$(125,231)	$(3,787)	$(311,042)
OCI before reclassifications	61,952	(1,198)	1,302	62,056
Amounts reclassified from AOCIL	327	4,429	1,697	6,453
OCI, net of tax	62,279	3,231	2,999	68,509
AOCIL at April 1, 2023	$(119,745)	$(122,000)	$(788)	$(242,533)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Six Months Ended
	Statements of Earnings location	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Retirement liability:
Prior service cost		$14	$15	$27	$30
Actuarial losses		2,882	4,583	5,759	9,183
Reclassification from AOCIL into earnings		2,896	4,598	5,786	9,213
Tax effect		(679)	(1,090)	(1,357)	(2,183)
Net reclassification from AOCIL into earnings		$2,217	$3,508	$4,429	$7,030
Derivatives:
Foreign currency contracts	Sales	$211	$176	$517	$244
Foreign currency contracts	Cost of sales	701	299	1,673	349
Reclassification from AOCIL into earnings		912	475	2,190	593
Tax effect		(206)	(105)	(493)	(129)
Net reclassification from AOCIL into earnings		$706	$370	$1,697	$464
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.
The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Foreign currency contracts	$489	$(857)	$1,687	$(802)
Net gain (loss)	489	(857)	1,687	(802)
Tax effect	(115)	192	(385)	178
Net deferral in AOCIL of derivatives	$374	$(665)	$1,302	$(624)

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
Note 19 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Basic weighted-average shares outstanding	31,848,140	31,984,674	31,797,071	32,021,036
Dilutive effect of equity-based awards	195,770	136,052	162,244	133,406
Diluted weighted-average shares outstanding	32,043,910	32,120,726	31,959,315	32,154,442

Anti-dilutive shares from equity-based awards	3,425	54,057	12,576	58,204

Note 20 - Segments
Disaggregation of net sales by segment for the three and six months ended April 1, 2023 and April 2, 2022 are as follows:

	Three Months Ended		Six Months Ended
Market Type	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales:
Military	$175,701	$192,089	$347,419	$378,038
Commercial	171,303	119,179	309,844	236,547
Aircraft Controls	347,004	311,268	657,263	614,585
Space	111,873	87,074	207,758	174,657
Defense	133,980	136,275	255,880	256,548
Space and Defense Controls	245,853	223,349	463,638	431,205
Energy	28,980	32,316	60,550	63,782
Industrial Automation	125,538	110,411	236,656	212,554
Simulation and Test	24,765	29,625	53,090	51,800
Medical	64,652	63,818	125,698	120,947
Industrial Systems	243,935	236,170	475,994	449,083
Net sales	$836,792	$770,787	$1,596,895	$1,494,873

	Three Months Ended		Six Months Ended
Customer Type	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales:
Commercial	$171,303	$119,179	$309,844	$236,547
U.S. Government (including OEM)	134,062	138,026	263,845	281,905
Other	41,639	54,063	83,574	96,133
Aircraft Controls	347,004	311,268	657,263	614,585
Commercial	29,216	28,554	53,789	52,877
U.S. Government (including OEM)	202,579	180,109	382,017	350,124
Other	14,058	14,686	27,832	28,204
Space and Defense Controls	245,853	223,349	463,638	431,205
Commercial	240,190	235,165	466,029	442,400
U.S. Government (including OEM)	838	153	2,118	3,939
Other	2,907	852	7,847	2,744
Industrial Systems	243,935	236,170	475,994	449,083
Commercial	440,709	382,898	829,662	731,824
U.S. Government (including OEM)	337,479	318,288	647,980	635,968
Other	58,604	69,601	119,253	127,081
Net sales	$836,792	$770,787	$1,596,895	$1,494,873

	Three Months Ended		Six Months Ended
Revenue Recognition Method	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net sales:
Over-time	$276,638	$239,720	$523,533	$486,369
Point in time	70,366	71,548	133,730	128,216
Aircraft Controls	347,004	311,268	657,263	614,585
Over-time	229,073	207,309	431,163	399,755
Point in time	16,780	16,040	32,475	31,450
Space and Defense Controls	245,853	223,349	463,638	431,205
Over-time	27,862	40,287	60,918	69,312
Point in time	216,073	195,883	415,076	379,771
Industrial Systems	243,935	236,170	475,994	449,083
Over-time	533,573	487,316	1,015,614	955,436
Point in time	303,219	283,471	581,281	539,437
Net sales	$836,792	$770,787	$1,596,895	$1,494,873
Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit by segment for the three and six months ended April 1, 2023 and April 2, 2022 and a reconciliation of segment operating profit to earnings before income taxes are as follows:

	Three Months Ended		Six Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Operating profit:
Aircraft Controls	$31,862	$12,441	$61,580	$54,356
Space and Defense Controls	27,507	24,075	47,801	45,374
Industrial Systems	24,397	20,723	61,148	37,914
Total operating profit	83,766	57,239	170,529	137,644
Deductions from operating profit:
Interest expense	14,963	8,263	28,095	16,245
Equity-based compensation expense	2,791	1,920	5,765	4,578
Non-service pension expense	3,115	1,472	6,214	2,957
Corporate and other expenses, net	6,593	6,871	13,850	13,728
Earnings before income taxes	$56,304	$38,713	$116,605	$100,136

Note 21 - Related Party Transactions
John Scannell, Moog's Non-Executive Chairman of the Board of Directors, is a member of the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for various financing activities, all of which were initiated prior to the election of Mr. Scannell to the Board. M&T Bank provides credit extension for routine purchases, which for the three and six months ended April 1, 2023 totaled $3,637 and $7,054, respectively. Credit extension for the three and six months ended April 2, 2022 totaled $4,220 and $7,863, respectively. At April 1, 2023, we held outstanding leases with a total original cost of $14,245. At April 1, 2023, outstanding deposits on our behalf for future equipment leases totaled $2,950. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 10 - Indebtedness. Wilmington Trust, a subsidiary of M&T Bank, is the trustee of the pension assets for our qualified U.S. defined benefit plan.
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
We are contingently liable for $22,027 related to standby letters of credit issued by a bank to third parties on our behalf at April 1, 2023.
Note 23 - Subsequent Event
On April 27, 2023, we declared a $0.27 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on May 30, 2023 to shareholders of record at the close of business on May 12, 2023.

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
•Space market - satellite positioning controls and thrust vector controls, as well as integrated space vehicles and hypersonic applications.
In the industrial market, our products are used in a wide range of applications including:
•Industrial automation market - components and systems for injection and blow molding machinery, heavy industry applications for steel and aluminum production, metal forming presses, flight simulation motion control systems and material and automotive structural and fatigue testing systems.
•Medical market - components and pumps for enteral clinical nutrition and infusion therapy, CT scan medical equipment, ultrasonic sensors and surgical handpieces and sleep apnea equipment.
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
Under ASC 606, 64% of revenue was recognized over time for the quarter ended April 1, 2023, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the quarter ended April 1, 2023, 36% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
We concentrate on providing our customers with products designed and manufactured to the highest quality standards. Our technical experts work collaboratively with customers around the world, delivering capabilities for mission-critical solutions. This approach is critical in creating products that are applied in demanding applications, "When Performance Really Matters®." By capitalizing on this customer intimacy, we believe we have achieved a leadership position in the high performance, precision controls market. Additionally, these strengths yield a broad control product portfolio, across a diverse base of customers and end markets.

By focusing on customer intimacy and commitment to solving our customers' most demanding technical problems, we have been able to expand our motion control franchise to multiple markets; organically growing from a high-performance components manufacturer to a high-performance systems designer, manufacturer and systems integrator. In addition, we continue expanding our content positions on our current platforms, seeking to be the market-leading supplier in the niche markets we serve. We also look for innovation in all aspects of our business, employing new technologies to improve productivity and operational performance.
Our path to success comes from our talented employees building a sustainable company for current and future generations. We are concentrating our efforts on: customer focus, people, community and the planet, and financial strength. Initiatives in these three areas will drive accountability, improve operational performance, increase employee engagement and workforce diversity and, with business simplification, result in improved financial results and increased shareholder value.
We will improve shareholder value through strategic revenue growth, both organic and acquired, through improving operating efficiencies and manufacturing productivity and through utilizing low cost manufacturing facilities without compromising quality. Historically, we have taken a balanced approach to capital deployment in order to maximize shareholder returns over the long term. These activities have included strategic acquisitions, share buybacks and dividend payments. Today, we believe we can create long term value for our shareholders by continuing to invest in our business through both capital expenditures as well as investments in new market opportunities. We will also continue exploring opportunities to make strategic acquisitions and return capital to shareholders.
Acquisitions and Divestitures
Acquisitions
On February 21, 2022, we acquired TEAM Accessories Limited ("TEAM") based in Dublin, Ireland for a purchase price, net of acquired cash, of $14 million, consisting of $12 million in cash and contingent consideration with an initial fair value of $3 million. TEAM specializes in Maintenance, Repair and Overhaul of engine and airframe components. This operation is included in our Aircraft Controls segment.
Divestitures
On September 30, 2022, we sold a sonar business based in the United Kingdom previously included in our Industrial Systems segment. We have cumulatively received net proceeds of $13 million and recorded a loss of $15 million, net of transaction costs. The transaction is subject to adjustments associated with amounts currently held in escrow.
On September 20, 2022, we sold assets of a security business based in Northbrook, Illinois previously included in our Space and Defense Controls segment. We have cumulatively received net proceeds of $9 million and recorded a loss of $4 million, net of transaction costs. The transaction is subject to adjustments associated with amounts currently held in escrow.
On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Aircraft Controls segment to Thales USA Inc. We have cumulatively received net proceeds of $37 million and recorded a gain of $16 million, net of transaction costs. The transaction is subject to adjustments associated with amounts currently held in escrow.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Six Months Ended
(dollars and shares in millions, except per share data)	April 1, 2023	April 2, 2022	$ Variance	% Variance	April 1, 2023	April 2, 2022	$ Variance	% Variance
Net sales	$837	$771	$66	9%	$1,597	$1,495	$102	7%
Gross margin	26.4%	27.6%			26.6%	27.2%
Research and development expenses	$27	$31	$(4)	(13%)	$51	$58	$(8)	(13%)
Selling, general and administrative expenses as a percentage of sales	13.9%	14.4%			14.4%	14.9%
Interest expense	$15	$8	$7	81%	$28	$16	$12	73%
Asset impairment	$1	$15	$(14)	(92%)	$1	$15	$(14)	(92%)
Restructuring expense	$2	$8	$(6)	(74%)	$3	$8	$(5)	(60%)
Gain on sale of business	$—	$—	$—	—%	$—	$(16)	$16	(100%)
Gain on sale of buildings	$(1)	$—	$(1)	n/a	(10)	—	$(10)	n/a
Other	$4	$1	$3	n/a	$6	$1	$4	n/a
Effective tax rate	23.6%	24.9%			23.6%	24.8%
Net earnings	$43	$29	$14	48%	$89	$75	$14	18%
Diluted earnings per share	$1.34	$0.91	$0.43	47%	$2.79	$2.34	$0.45	19%
Twelve-month backlog					$2,300	$2,300	$—	—%
Net sales increased in the second quarter and in the first half of 2023 compared to the same periods of 2022 across all of our segments. Weaker foreign currencies, primarily the Euro and the British Pound, relative to the U.S. Dollar, decreased sales $10 million in the second quarter and $26 million in the first half of 2023 relative to the same periods of 2022. Additionally, the absence of sales associated with our divested businesses in 2022 decreased sales $8 million in the second quarter and $20 million through the first half of 2023. The 2023 sales increases excluding these effects compared to the same periods of 2022 were 11% in the second quarter and 10% in the first half.
Gross margin in the second quarter of 2023 included an unfavorable sales mix in Aircraft Controls, contract-related charges in Space and Defense Controls and operational charges in Industrial Systems. Partially offsetting these negative impacts was the benefit of higher sales volumes. Gross margin also decreased in the first half of 2023 compared to the first half of 2022 due mostly to the same factors as the second quarter.
Research and development expenses decreased in the second quarter and in the first half of 2023 compared to the same periods of 2022. We had lower research and development activity due to our prioritization of our engineering activities on funded development programs.
Selling, general and administrative expense as a percentage of sales decreased in the second quarter and in the first half of 2023 compared to the second quarter and the first half of 2022 reflecting the incremental benefit of higher sales volume.
Interest expense in the second quarter and in the first half of 2023 increased due to higher interest rates on our outstanding debt balances and, to a lesser extent, higher debt levels.
The second quarter of 2023 included $3 million of charges for various restructuring activities and impairments across all of our segments. The second quarter of 2022 included $15 million of asset impairments, $8 million of restructuring expenses, primarily in Aircraft Controls, and $2 million of inventory write-down charges.
Through the first half of 2023, we benefited from a $10 million gain from the sale of three buildings in Industrial Systems. The first half of 2022 included a $16 million gain from the sale of our NAVAIDS business in Aircraft Controls.
The effective tax rate in the second quarter of 2023 decreased compared to the second quarter of 2022 due to the incremental benefit from share exercises.

The twelve-month backlog was relatively unchanged in the second quarter of 2023 compared with the second quarter of 2022. Within Industrial Systems, we had higher orders for simulation and test programs and for our core industrial programs. The twelve-month backlog decreased slightly in Aircraft Controls as the work-down of various military development programs was partially offset by higher orders for our business jet and commercial aftermarket programs. Space and Defense Controls' twelve-month backlog decreased slightly due in part to the absence of orders from our divested security business. Additionally, higher orders for space vehicles was offset by the timing of new and follow-on missile program orders.

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
Aircraft Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	April 1, 2023	April 2, 2022	$ Variance	% Variance	April 1, 2023	April 2, 2022	$ Variance	% Variance
Net sales - military aircraft	$176	$192	$(16)	(9%)	$347	$378	$(31)	(8%)
Net sales - commercial aircraft	171	119	52	44%	310	237	73	31%
	$347	$311	$36	11%	$657	$615	$43	7%
Operating profit	$32	$12	$19	156%	$62	$54	$7	13%
Operating margin	9.2%	4.0%			9.4%	8.8%
Aircraft Controls' net sales increased in the second quarter and in the first half of 2023 compared to the second quarter and first half of 2022, as the continued commercial aircraft market recovery was partially offset by lower military sales.

In the second quarter of 2023, sales increased $43 million in our commercial OEM programs and $9 million in our commercial aftermarket programs as both continued to recover. Within commercial OEM, sales increased $20 million across all of our wide-body programs. Also, higher sales volumes for business jets and a strong order book for our Genesys programs increased sales $14 million. Within our commercial aftermarket programs, higher amounts of spares and repair volume increased sales $7 million for the A350 program.

Partially offsetting the commercial sales increase was a sales decline of $10 million in military aftermarket spread across most programs, as we benefited from a strong quarter a year ago. Additionally, sales for military OEM programs decreased $6 million. Lower volume on funded development programs and lower deliveries across our legacy programs were partially offset by a $7 million increase in the F-35 program.

The sales increases in the first half of 2023 compared to the first half of 2022 were largely due to the same factors as the second quarter. The continued recovery of the commercial market increased OEM program sales by $46 million and aftermarket sales by $27 million. Within our military programs, sales decreased across both our OEM and aftermarket programs due mostly to the same factors as the second quarter.

Operating margin increased in the second quarter of 2023 compared to the same period of 2022. The second quarter of 2023 included a $1 million impairment charge, whereas the second quarter of 2022 included $15 million of impairment and $4 million of restructuring expenses. Excluding these charges, adjusted operating margin in the second quarter of 2023 was 9.5% compared to 10.0% in the second quarter of 2022. The resulting decrease in adjusted operating margin was due to an unfavorable sales mix from higher amounts of commercial OEM sales, partially offset by lower research and development expenses.

Operating margin increased in the first half of 2023 compared to the first half of 2022. Adjustments in the first half of 2023 consisted of the second quarter charges, whereas the first half of 2022 included a $16 million gain associated with a divested business. Excluding this gain and the charges in the second quarter, the adjusted operating margin in the first half of 2023 was 9.5% and 9.3% in the first half of 2022. The resulting slight increase in adjusted operating margin in the first half of 2023 compared to the same period of 2022 is due to incremental sales volumes and $4 million of lower research and development expenses. Partially offsetting these benefits was the unfavorable sales mix due to higher levels of commercial OEM sales.

Space and Defense Controls

	Three Months Ended				Six Months Ended
(dollars in millions)	April 1, 2023	April 2, 2022	$ Variance	% Variance	April 1, 2023	April 2, 2022	$ Variance	% Variance
Net sales	$246	$223	$23	10%	$464	$431	$32	8%
Operating profit	$28	$24	$3	14%	$48	$45	$2	5%
Operating margin	11.2%	10.8%			10.3%	10.5%
Space and Defense Controls' net sales increased in the second quarter and in the first half of 2023 compared to the second quarter and first half of 2022 primarily driven by growth in both of our markets.
In the first quarter of 2023, we shifted a product line from our defense market into our space market. Excluding this product shift, the increase in our space market sales in the second quarter of 2023 compared to the second quarter of 2022 was $18 million. This increase is primarily due to accelerated activity on satellite avionics and components programs, as well as growth on our space vehicle programs. Within our defense market, the sales increase was $5 million. The production ramp of our RIwP turret program, which hit full-rate production levels in the first quarter of 2023, increased sales $11 million. Partially offsetting the defense sales increase was a $5 million decrease due to the absence of prior year sales related to our security business that we divested in the fourth quarter of 2022.
The sales increases in the first half of 2023 compared to the first half of 2022 were largely due to the same factors as the second quarter. The strong demand for our space programs and our RIwP turret program were partially offset by the absence of sales from our divested security business.
Operating margin increased in the second quarter of 2023 compared to the second quarter of 2022. The second quarter of 2023 included $1 million of restructuring and impairment charges, while the second quarter of 2022 included $2 million of restructuring charges. Excluding these charges, adjusted operating margin for the second quarter of 2023 was 11.7% compared to 11.6% in the second quarter of 2022. The benefit of higher sales and improvements in the core business were mostly offset by close to 300 basis points of development charges on our space vehicle programs.
Excluding $2 million of restructuring and impairment charges in the first half of 2023, adjusted operating margin was 10.6%. Excluding $3 million of restructuring and inventory write-down charges in the first half of 2022, adjusted operating margin was 11.3%. The resulting decline in adjusted operating margin is primarily due to cost growth on our space vehicle development programs, partially offset by the incremental margin from higher sales and improved operational performance.

Industrial Systems

	Three Months Ended				Six Months Ended
(dollars in millions)	April 1, 2023	April 2, 2022	$ Variance	% Variance	April 1, 2023	April 2, 2022	$ Variance	% Variance
Net sales	$244	$236	$8	3%	$476	$449	$27	6%
Operating profit	$24	$21	$4	18%	$61	$38	$23	61%
Operating margin	10.0%	8.8%			12.8%	8.4%
Industrial Systems' net sales increased in the second quarter and in the first half of 2023 compared to the second quarter and the first half of 2022, primarily due to general market recoveries. Weaker foreign currencies, primarily the Euro relative to the U.S. Dollar, decreased sales $7 million and $18 million, respectively. Also, sales decreased $3 million and $6 million, respectively, due to the absence of prior year sales associated with our sonar business that we divested in the fourth quarter of 2022. Excluding the impacts of weaker foreign currencies and the divested sales, the resulting sales increases in the second quarter and first half of 2023 were 8% and 12%, respectively.
In the second quarter of 2023 compared to the second quarter of 2022, sales increased $15 million in our industrial automation market, driven by higher demand for industrial components and for our core industrial products. Partially offsetting the increase was a $5 million sales decline in our simulation and test market due to the timing for various programs within this market.
In the first half of 2023 compared to the same period of 2022, sales increased across our markets due to recovering demand. Sales increased $24 million for our industrial automation programs, $5 million in our medical market and $1 million in our simulation and test market. Additionally, sales increased $3 million in our energy market excluding the lost sales associated with our divested business.
Operating margin increased in the second quarter of 2023 compared to the second quarter of 2022. The second quarter of 2023 included $1 million of restructuring and other adjustments, while the second quarter of 2022 included a total of $4 million of impairment and restructuring charges. Excluding these items, adjusted operating margin for the second quarter of 2023 was 10.4% compared to 10.5% in the second quarter of 2022. Charges related to operations across various programs decreased margins. However, these were mostly offset by incremental margin from higher sales.
Operating margin in the first half of 2023 included a $10 million gain related to the sales of three buildings as we consolidated operations. Excluding this gain and the other charges in the second quarter, adjusted operating margin in the first half of 2023 was 11.3%. Adjusted operating margin in the first half of 2022 was 9.3% after excluding $4 million of similar charges. The resulting increase in adjusted operating margin was driven by the incremental margin from higher sales volumes.

CONSOLIDATED SEGMENT OUTLOOK

			2023 vs. 2022
(dollars in millions, except per share data)	2023 Outlook	2022	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,330	$1,256	$74	6%
Space and Defense Controls	920	872	48	5%
Industrial Systems	940	907	33	4%
	$3,190	$3,036	$154	5%
Operating profit:
Aircraft Controls	$136	$124	$12	10%
Space and Defense Controls	106	87	19	21%
Industrial Systems	113	72	40	56%
	$354	$283	$71	25%
Operating margin:
Aircraft Controls	10.2%	9.8%
Space and Defense Controls	11.5%	10.0%
Industrial Systems	12.0%	8.0%
	11.1%	9.3%

Net earnings	$186	$155
Diluted earnings per share	$5.81	$4.83
Total Company – We expect higher sales in 2023, driven by both the continued recoveries in commercial aircraft and industrial markets, as well as higher demand for space and defense programs. Excluding the lost sales associated with our divestitures in 2022, and the weaker foreign currencies through the first half of 2023, we expect our sales growth to be 7%. We expect operating margin will increase due to the incremental sales volumes, combined with lower amounts of charges related to restructuring and impairments. Excluding these charges, we expect adjusted operating margin will increase to 11.0%, from an adjusted operating margin in 2022 of 10.2%. Net earnings in 2023 are expected to benefit from the incremental operating margin, which we expect to be partially offset by higher interest expense due to higher interest rates. We expect adjusted diluted earnings per share will range between $5.50 and $5.90, with a midpoint of $5.70. Management believes that the adjusted outlook may be useful in evaluating the financial condition and results of operations of the Company.

Aircraft Controls – In 2023, we anticipate sales increases across all of our major commercial OEM programs as the commercial aircraft market recovers and as our customers match the increasing air travel demand with increased orders. However, in our military programs, we anticipate a sales decrease primarily driven by our military aftermarket programs. We expect operating margin in 2023 will increase slightly due to improved factory utilization from the higher sales volume, mostly offset by an unfavorable sales mix.

Space and Defense Controls – In 2023, we anticipate sales increases in our space programs from the higher activity on integrated space vehicle programs and for our satellite programs. Excluding the impact of lost sales associated with our divested security business, we expect sales increases across our defense programs, primarily driven by the continued production ramp of our RIwP program. We expect operating margin will increase in 2023 resulting from the incremental margin from higher sales volume and from the absence of charges from our security business sale. Partially offsetting the increases are the charges associated with our space vehicle programs in the first half of 2023.

Industrial Systems – In 2023, we anticipate sales increases across our markets due to recovering demand and our growing backlog. We expect operating margin will increase in 2023 resulting from the gain associated with the sale of buildings and due to lower amounts of charges related to impairments and restructuring. Excluding these charges, we expect adjusted operating margin to increase due to the incremental margin from higher sales volume, and from the benefits of our portfolio shaping and pricing activities.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows

	Six Months Ended
(dollars in millions)	April 1, 2023	April 2, 2022	$ Variance
Net cash provided (used) by:
Operating activities	$(33)	$180	$(213)
Investing activities	(74)	(48)	(26)
Financing activities	92	(110)	202
Operating activities
Net cash was used by operating activities in the first half of 2023 compared to providing cash in the first half of 2022. Inventory used $79 million more cash as all of our segments experienced supply chain constraints preventing the release of products. We continue to strategically purchase materials ahead of requirements to reduce the risk of shipment delays. Accounts receivable used $72 million more cash, as last year included a $100 million benefit from the RPA program. Additionally, customer advances generated $43 million less cash due to the work-down of defense program milestones, primarily in our Space and Defense Controls segment.
We expect cash from operations in 2023 to be $165 million, a decrease compared to 2022, primarily due to the impact of the RPA transactions in the previous year.
Investing activities
Net cash used by investing activities in the first half of 2023 included $90 million of capital expenditures, including a $28 million building purchase, as we continue to prioritize internal investments to support core business growth. The first half of 2023 also included $20 million of proceeds from the sales of buildings and businesses.
Net cash used by investing activities in the first half of 2022 included $74 million for capital expenditures. Also, the first half of 2022 included $12 million for the acquisition of TEAM Accessories. These cash outflows were partially offset by the proceeds from the sale of a business.
We expect capital expenditures in 2023 to be $165 million, as we continue to invest in facilities and infrastructure to support future growth and operational improvements.
Financing activities
Net cash provided by financing activities in the first half of 2023 included $122 million of net borrowings on our credit facilities. Additionally, financing activities used $17 million of cash for dividend payments and $8 million for share repurchases.
Net cash used by financing activities in the first half of 2022 included $72 million of net payments on our credit facilities. Additionally, financing activities in the first half of 2022 included $17 million of share repurchases and $16 million of cash dividends.

General
Cash flows from our operations, together with our various financing arrangements, fund on-going activities, debt service requirements, organic growth, acquisition opportunities and the ability to return capital to shareholders. We believe these sources of funding will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future thereafter.

At April 1, 2023, our cash balances were $110 million, which includes $99 million held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.

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
Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the majority of the outstanding credit facility borrowings was 6.08% and is principally based on SOFR plus the applicable margin, which was 1.60% at April 1, 2023.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on July 26, 2024. Interest was 6.88% as of April 1, 2023 and is based on LIBOR plus a margin of 2.13%.
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
Our Receivables Purchase Agreement, which matures on November 4, 2024, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $100 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 5.76% as of April 1, 2023.
At April 1, 2023, we had $663 million of unused capacity, including $645 million from the U.S. revolving credit facility after considering standby letters of credit. Our leverage ratio covenant limits our ability to increase net debt by $591 million as of April 1, 2023.
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

We are currently paying quarterly cash dividends on our Class A and Class B common stock and expect to continue to do so for the foreseeable future. See the Consolidated Condensed Statement of Shareholders Equity and Cash Flows, of Part I, Item 1, Financial Information, of this report for additional details.

The Board of Directors authorized a share repurchase program that permits repurchases for both Class A and Class B common stock, and allows us to buy up to an aggregate 3 million common shares. There are approximately 2.2 million common shares remaining under this authorization. See the Consolidated Condensed Statement of Shareholders Equity and Cash Flows, of Part I, Item 1, Financial Information and Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, of this report for additional details.
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

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense and industrial markets. Our businesses are facing varying levels of supply chain pressures from the residual impacts of the COVID-19 pandemic.
Our aerospace and defense businesses represented 70% of our 2022 sales. Within the defense market, our programs are directly affected by funding levels, which has recently increased. Our commercial aircraft market, which represented less than 18% of our 2022 sales, is still recovering from the initial, dramatic, reductions in air travel at the onset of the COVID-19 pandemic. While domestic travel has recovered, global international travel remains below pre-pandemic levels.
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
The defense market is dependent on military spending for development and production programs. We have a growing development program order book for future generation aircraft and hypersonic missiles, and we strive to embed our technologies within these high-performance military programs of the future. Aircraft production programs are typically long-term in nature, offering predictable capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Lightning II and V-22 Osprey. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending have increased in the near-term given the current global tensions, and are subject to presidential and congressional approval.

The commercial OEM aircraft market has depended on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. While domestic air travel has recovered from the impact of the COVID-19 pandemic, international travel utilizing wide-body aircraft continues to be a longer recovery period. We believe Boeing and Airbus will continue to directionally match their wide-body aircraft production rates with the post-pandemic air traffic volumes, which affects our demand for our flight control systems.

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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-fifth of our 2022 sales were denominated in foreign currencies. During the first six months of 2023, average foreign currency rates generally weakened against the U.S. dollar compared to 2022. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $26 million compared to the same period one year ago.

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
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of April 1, 2023 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended April 1, 2023.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
January 1, 2023 - January 28, 2023	92,322	$87.13	—	2,198,081
January 29, 2023 - February 25, 2023	28,745	97.79	—	2,198,081
February 26, 2023 - April 1, 2023	23,421	100.30	—	2,198,081
Total	144,488	$91.39	—	2,198,081
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 15,297 shares at $88.06 in January; 20,558 shares at $97.03 in February and 21,228 shares at $100.21 in March.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In January, we accepted delivery of 272 Class A shares at $91.56 and 13 Class B shares at $85.23. In February, we accepted delivery of 1,316 Class A shares at $100.16 and 2,359 Class B shares at $98.29. In March, we accepted delivery of 1,089 Class A shares at $102.00. In connection with the issuance of equity-based awards, we purchased 76,740 Class B shares at $86.93 per share from the SECT in January, 4,512 Class B shares at $100.32 in February and 1,104 Class B shares at $100.47 in March.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

Item 6. Exhibits.

(a)	Exhibits
	10.1	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers.
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

		(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date:	April 28, 2023	By	/s/ Pat Roche
Pat Roche
Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2023	By	/s/ Jennifer Walter
Jennifer Walter
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2023	By	/s/ Michael J. Swope
Michael J. Swope
Controller (Principal Accounting Officer)