Form 10-Q
period 2023-07-01
MOOG INC.
filed 2023-07-28
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The number of shares outstanding of each class of common stock as of July 24, 2023 was:
Class A common stock, 28,722,168 shares
Class B common stock, 3,176,310 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share and per share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$850,176	$772,911	$2,447,071	$2,267,784
Cost of sales	627,543	560,966	1,799,437	1,646,742
Inventory write-down	—	202	—	3,407
Gross profit	222,633	211,743	647,634	617,635
Research and development	26,502	25,890	77,107	84,318
Selling, general and administrative	121,935	113,886	351,795	336,702
Interest	17,256	9,131	45,351	25,376
Asset impairment	435	692	1,654	15,928
Restructuring	1,642	576	4,737	8,369
Gain on sale of business	—	—	—	(16,146)
Gain on sale of buildings	—	—	(10,030)	—
Other	4,525	1,759	10,077	3,143
Earnings before income taxes	50,338	59,809	166,943	159,945
Income taxes	7,951	9,400	35,527	34,184
Net earnings	$42,387	$50,409	$131,416	$125,761

Net earnings per share
Basic	$1.33	$1.58	$4.13	$3.93
Diluted	$1.32	$1.57	$4.11	$3.91

Average common shares outstanding
Basic	31,838,961	31,922,377	31,811,034	31,988,150
Diluted	32,067,391	32,067,431	31,995,340	32,125,438
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net earnings	$42,387	$50,409	$131,416	$125,761
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	5,470	(43,954)	67,749	(68,797)
Retirement liability adjustment	2,028	5,438	5,259	14,066
Change in accumulated income on derivatives	201	(1,533)	3,200	(1,693)
Other comprehensive income (loss), net of tax	7,699	(40,049)	76,208	(56,424)
Comprehensive income	$50,086	$10,360	$207,624	$69,337
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	July 1, 2023	October 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$122,512	$103,895
Restricted cash	2,892	15,338
Receivables, net	1,168,186	990,262
Inventories, net	710,252	588,466
Prepaid expenses and other current assets	52,833	60,349
Total current assets	2,056,675	1,758,310
Property, plant and equipment, net	795,994	668,908
Operating lease right-of-use assets	63,259	69,072
Goodwill	829,220	805,320
Intangible assets, net	79,680	85,410
Deferred income taxes	9,549	8,630
Other assets	47,866	36,191
Total assets	$3,882,243	$3,431,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$696	$916
Accounts payable	245,458	232,104
Accrued compensation	83,628	93,141
Contract advances and progress billings	366,766	296,899
Accrued liabilities and other	206,903	215,376
Total current liabilities	903,451	838,436
Long-term debt, excluding current installments	1,012,080	836,872
Long-term pension and retirement obligations	150,953	140,602
Deferred income taxes	42,239	63,527
Other long-term liabilities	152,336	115,591
Total liabilities	2,261,059	1,995,028
Shareholders’ equity
Common stock - Class A	43,807	43,807
Common stock - Class B	7,473	7,473
Additional paid-in capital	594,022	516,123
Retained earnings	2,466,012	2,360,055
Treasury shares	(1,058,558)	(1,047,012)
Stock Employee Compensation Trust	(109,759)	(73,602)
Supplemental Retirement Plan Trust	(86,979)	(58,989)
Accumulated other comprehensive loss	(234,834)	(311,042)
Total shareholders’ equity	1,621,184	1,436,813
Total liabilities and shareholders’ equity	$3,882,243	$3,431,841
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
COMMON STOCK
Beginning and end of period	$51,280	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	576,506	543,292	516,123	509,622
Issuance of treasury shares	3,312	1,578	7,627	9,187
Equity-based compensation expense	1,726	1,707	6,297	5,706
Adjustment to market - SECT and SERP	12,478	(18,006)	63,975	4,056
End of period	594,022	528,571	594,022	528,571
RETAINED EARNINGS
Beginning of period	2,432,225	2,296,849	2,360,055	2,237,848
Net earnings	42,387	50,409	131,416	125,761
Dividends (1)	(8,600)	(8,302)	(25,459)	(24,653)
End of period	2,466,012	2,338,956	2,466,012	2,338,956
TREASURY SHARES AT COST
Beginning of period	(1,056,187)	(1,028,414)	(1,047,012)	(1,007,506)
Class A and B shares issued related to compensation	305	514	9,312	6,087
Class A and B shares purchased	(2,676)	(4,004)	(20,858)	(30,485)
End of period	(1,058,558)	(1,031,904)	(1,058,558)	(1,031,904)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(99,880)	(94,548)	(73,602)	(79,776)
Issuance of shares	68	12	9,863	7,586
Purchase of shares	(2,814)	(1,088)	(10,035)	(11,484)
Adjustment to market	(7,133)	10,059	(35,985)	(1,891)
End of period	(109,759)	(85,565)	(109,759)	(85,565)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(81,634)	(73,876)	(58,989)	(63,764)
Adjustment to market	(5,345)	7,947	(27,990)	(2,165)
End of period	(86,979)	(65,929)	(86,979)	(65,929)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(242,533)	(263,935)	(311,042)	(247,560)
Other comprehensive income (loss)	7,699	(40,049)	76,208	(56,424)
End of period	(234,834)	(303,984)	(234,834)	(303,984)
TOTAL SHAREHOLDERS’ EQUITY	$1,621,184	$1,431,425	$1,621,184	$1,431,425
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Cash dividends were $0.27 and $0.80 per share for the three and nine months ended July 1, 2023, respectively. Cash dividends were $0.26 and $0.77 per share for three and nine months ended July 2, 2022, respectively.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended		Nine Months Ended
(share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
COMMON STOCK - CLASS A
Beginning of period	43,806,835	43,803,861	43,806,835	43,803,236
Conversion of Class B to Class A	604	2,004	604	2,629
End of period	43,807,439	43,805,865	43,807,439	43,805,865
COMMON STOCK - CLASS B
Beginning of period	7,472,878	7,475,852	7,472,878	7,476,477
Conversion of Class B to Class A	(604)	(2,004)	(604)	(2,629)
End of period	7,472,274	7,473,848	7,472,274	7,473,848
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(14,663,116)	(14,377,074)	(14,614,444)	(14,157,721)
Class A shares issued related to compensation	3,130	8,678	44,749	37,707
Class A shares purchased	(1,130)	(53,291)	(91,421)	(301,673)
End of period	(14,661,116)	(14,421,687)	(14,661,116)	(14,421,687)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(2,946,838)	(3,082,267)	(3,020,291)	(3,179,055)
Class B shares issued related to compensation	41,192	26,530	243,723	225,702
Class B shares purchased	(27,787)	(160)	(156,865)	(102,544)
End of period	(2,933,433)	(3,055,897)	(2,933,433)	(3,055,897)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(577,327)	(632,060)	(611,942)	(600,880)
Issuance of shares	680	136	113,105	93,899
Purchase of shares	(28,023)	(12,827)	(105,833)	(137,770)
End of period	(604,670)	(644,751)	(604,670)	(644,751)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(dollars in thousands)	July 1, 2023	July 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$131,416	$125,761
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	56,780	56,169
Amortization	8,725	9,998
Deferred income taxes	(26,680)	7,644
Equity-based compensation expense	8,121	6,747
Gain on sale of business	—	(16,146)
Gain on sale of buildings	(10,030)	—
Asset impairment and inventory write-down	1,654	19,335
Other	5,083	4,960
Changes in assets and liabilities providing (using) cash:
Receivables	(163,259)	(58,668)
Inventories	(102,782)	(6,778)
Accounts payable	8,514	27,184
Contract advances and progress billings	65,746	35,867
Accrued expenses	(30,697)	(24,066)
Accrued income taxes	21,568	7,692
Net pension and post retirement liabilities	11,199	13,490
Other assets and liabilities	(2,455)	(24,925)
Net cash provided (used) by operating activities	(17,097)	184,264
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(11,837)
Purchase of property, plant and equipment	(125,074)	(106,713)
Net proceeds from businesses sold	959	35,550
Net proceeds from buildings sold	19,702	—
Other investing transactions	(9,482)	(2,267)
Net cash used by investing activities	(113,895)	(85,267)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	711,732	661,675
Payments on revolving lines of credit	(536,826)	(629,251)
Payments on long-term debt	(219)	(80,273)
Payments on finance lease obligations	(3,449)	(1,779)
Payment of dividends	(25,459)	(24,653)
Proceeds from sale of treasury stock	12,765	10,792
Purchase of outstanding shares for treasury	(23,133)	(30,485)
Proceeds from sale of stock held by SECT	9,863	7,586
Purchase of stock held by SECT	(10,035)	(11,484)
Other financing transactions	(2,026)	—
Net cash provided (used) by financing activities	133,213	(97,872)
Effect of exchange rate changes on cash	3,950	(6,175)
Increase (decrease) in cash, cash equivalents and restricted cash	6,171	(5,050)
Cash, cash equivalents and restricted cash at beginning of period	119,233	100,914
Cash, cash equivalents and restricted cash at end of period	$125,404	$95,864
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$4,174	$4,482
Equipment and property acquired through lease financing	56,683	32,000
See accompanying Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
Nine Months Ended July 1, 2023
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three and nine months ended July 1, 2023 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended October 1, 2022. All references to years in these financial statements are to fiscal years.
Impairment of Assets
Long-lived assets, including acquired intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows, or another comparable method.
In 2023, we recorded a $1,435 impairment charge on long-lived assets in our Aircraft Controls segment. These charges relate to equipment that experienced a decline in value due to the U.S. Air Force announcement to retire the KC-10 aerial refueling tanker and retirement of a trade name intangible. In addition, we have recorded a $219 impairment charge on receivables in our Space and Defense Controls segment associated with an expected cancellation of a contract. These charges are included in asset impairment in the Consolidated Condensed Statement of Earnings.
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

There have been no accounting pronouncements adopted for the nine months ended July 1, 2023.

Recent Accounting Pronouncements Not Yet Adopted

We consider the applicability and impact of all Accounting Standard Updates ("ASU"). ASUs were assessed and determined to be either not applicable, or had or are expected to have an immaterial impact on our financial statements and related disclosures.

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

Revenue is recognized on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three and nine months ended July 1, 2023 we recognized lower revenue of $5,114 and $7,180, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. For the three and nine months ended July 2, 2022 we recognized lower revenue of $8,615 and additional revenue of $124, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three and nine months ended July 1, 2023.

As of July 1, 2023, we had contract reserves of $45,771. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

Contract Assets and Liabilities
Unbilled receivables (contract assets) primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. These are included as Receivables on the Consolidated Condensed Balance Sheets. Contract advances (contract liabilities) and progress billings relate to payments received from customers in advance of the satisfaction of performance obligations for a contract. We do not consider contract advances and progress billings to be significant financing components as the intent of these payments in advance are for reasons other than providing a significant financing benefit and are customary in our industry.
Total contract assets and contract liabilities are as follows:

	July 1, 2023	October 1, 2022
Unbilled receivables	$721,860	$614,760
Contract advances and progress billings	366,766	296,899
Net contract assets	$355,094	$317,861

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the three and nine months ended July 1, 2023, we recognized $54,054 and $219,202 of revenue, that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of July 1, 2023, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,300,000. We expect to recognize approximately 43% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 20 - Segments, for disclosures related to disaggregation of revenue.
Note 3 - Acquisitions and Divestitures

Acquisitions

On February 21, 2022, we acquired TEAM Accessories Limited ("TEAM") based in Dublin, Ireland for a purchase price, net of acquired cash, of $14,394, consisting of $11,832 in cash and contingent consideration with an initial fair value of $2,562. TEAM specializes in Maintenance, Repair and Overhaul of engine and airframe components. This operation is included in our Aircraft Controls segment. TEAM has been rebranded as Moog MRO Services as of July 1, 2023.
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

Note 4 - Receivables
Receivables consist of:

	July 1, 2023	October 1, 2022
Accounts receivable	$433,525	$363,137
Unbilled receivables	721,860	614,760
Other	16,361	16,973
Less allowance for credit losses	(3,560)	(4,608)
Receivables, net	$1,168,186	$990,262
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
The proceeds of the RPA are classified as operating activities in our Consolidated Condensed Statement of Cash Flows and were used to pay off the outstanding balance of the Securitization Program. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold and cash collections under the RPA were $121,660 and $360,136 for the three and nine months ended July 1, 2023, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
As of July 1, 2023, the amount sold to the Purchasers was $100,000, which was derecognized from the Consolidated Condensed Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $807,983 at July 1, 2023.
The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	July 1, 2023	October 1, 2022
Raw materials and purchased parts	$272,813	$219,893
Work in progress	351,804	305,328
Finished goods	85,635	63,245
Inventories, net	$710,252	$588,466
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of July 1, 2023 and October 1, 2022.
Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	July 1, 2023	October 1, 2022
Land	$31,799	$32,164
Buildings and improvements	606,175	502,050
Machinery and equipment	847,545	786,562
Computer equipment and software	221,509	201,960
Property, plant and equipment, at cost	1,707,028	1,522,736
Less accumulated depreciation and amortization	(911,034)	(853,828)
Property, plant and equipment, net	$795,994	$668,908
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

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease cost	$7,386	$7,601	$22,341	$21,759

Finance lease cost:
Amortization of right-of-use assets	$1,471	$791	$3,589	$2,050
Interest on lease liabilities	959	289	1,750	753
Total finance lease cost	$2,430	$1,080	$5,339	$2,803
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	July 1, 2023	July 2, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$22,523	$22,167
Operating cash flow for finance leases	1,750	753
Financing cash flow for finance leases	3,449	1,779
Assets obtained in exchange for lease obligations:
Operating leases	$4,857	$21,793
Finance leases	51,826	10,207

Supplemental balance sheet information related to leases was as follows:

	July 1, 2023	October 1, 2022
Operating Leases:
Operating lease right-of-use assets	$63,259	$69,072

Accrued liabilities and other	$11,157	$13,002
Other long-term liabilities	61,862	66,167
Total operating lease liabilities	$73,019	$79,169

Finance Leases:
Property, plant, and equipment, at cost	$83,204	$30,614
Accumulated depreciation	(9,379)	(5,606)
Property, plant, and equipment, net	$73,825	$25,008

Accrued liabilities and other	$5,066	$3,244
Other long-term liabilities	70,670	23,529
Total finance lease liabilities	$75,736	$26,773

Weighted average remaining lease term in years:
Operating leases	7.7	7.7
Finance leases	24.4	16.7

Weighted average discount rates:
Operating leases	5.2%	5.0%
Finance leases	6.4%	4.8%
Maturities of lease liabilities were as follows:

	July 1, 2023
	Operating Leases	Finance Leases
2023	$3,887	$2,316
2024	14,145	9,255
2025	12,171	9,070
2026	11,501	8,777
2027	10,420	8,018
Thereafter	39,061	149,452
Total lease payments	91,185	186,888
Less: imputed interest	(18,166)	(111,152)
Total	$73,019	$75,736

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 1, 2022	$199,519	$259,407	$346,394	$805,320
Adjustments to prior year acquisitions	122	—	—	122
Foreign currency translation	6,233	100	17,445	23,778
Balance at July 1, 2023	$205,874	$259,507	$363,839	$829,220
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at July 1, 2023. Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at July 1, 2023.
The components of intangible assets are as follows:

		July 1, 2023		October 1, 2022
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$139,167	$(94,454)	$135,899	$(88,179)
Technology-related	9	71,541	(56,556)	69,856	(52,951)
Program-related	23	38,476	(21,838)	35,305	(18,817)
Marketing-related	8	22,051	(18,909)	21,925	(17,833)
Other	10	1,848	(1,646)	1,693	(1,488)
Intangible assets	12	$273,083	$(193,403)	$264,678	$(179,268)
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

Amortization of acquired intangible assets is as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Acquired intangible asset amortization	$2,859	$3,235	$8,711	$9,962
Based on acquired intangible assets recorded at July 1, 2023, amortization is estimated to be approximately:

	2023	2024	2025	2026	2027
Estimated future amortization of acquired intangible assets	$11,800	$10,900	$9,800	$9,600	$8,300

Note 9 - Equity Method Investments and Joint Ventures
Investments and operating results in which we do not have a controlling interest, however we do have the ability to exercise significant influence over operations are accounted for using the equity method of accounting. Equity method investments and joint ventures consists of:

	July 1, 2023
		Income (Loss)
	Net investment balance	Three Months Ended	Nine Months Ended
Moog Aircraft Service Asia	$1,202	$10	$(67)
NOVI LLC	325	34	34
Suffolk Technologies Fund 1, L.P.	1,247	—	105
Total	$2,774	$44	$72

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
We hold a 20% ownership interest in NOVI LLC ("NOVI") that is included in our Space and Defense Controls segment. NOVI specializes in applying machine learning algorithms to space situational awareness.
Suffolk Technologies Fund 1, L.P., is a limited partnership included in our Industrial Systems segment that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. We have a remaining on-call capital commitment of up to $6,552.
Hybrid Motion Solutions (“HMS”) is a joint venture in our Industrial Systems segment in which we hold a 50% ownership interest. HMS specializes in hydrostatic servo drives and leverages synergies to enter new markets. The joint venture focuses on research and development, design and assembly as well as service. Our share of cumulative losses to date has exceeded our initial investment, and as such, we had no net investment balance recorded as of July 1, 2023. In addition to the investment, we have also loaned HMS $3,038 that is included in Other assets in the Consolidated Condensed Balance Sheets.
Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for using the cost method of accounting. As of July 1, 2023 we had cost method investments of $9,875, which are included as Other assets in the Consolidated Condensed Balance Sheets.

Note 10 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	July 1, 2023	October 1, 2022
U.S. revolving credit facility	$487,000	$321,300
SECT revolving credit facility	30,000	20,000
Senior notes 4.25%	500,000	500,000
Other long-term debt	696	916
Senior debt	1,017,696	842,216
Less deferred debt issuance cost	(4,920)	(4,428)
Less current installments	(696)	(916)
Long-term debt	$1,012,080	$836,872
On October 27, 2022, we amended our U.S. revolving credit facility, which extended the maturity date of the credit facility from October 15, 2024 to October 27, 2027. The credit facility has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $400,000 to the credit facility upon satisfaction of certain conditions. Interest on our outstanding borrowings is based on SOFR plus the applicable margin. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage. We are in compliance with all covenants.
The SECT has a revolving credit facility with a borrowing capacity of $35,000, maturing on July 26, 2024. Interest is based on SOFR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.
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

Note 11 - Other Accrued Liabilities
Other accrued liabilities consists of:

	July 1, 2023	October 1, 2022
Employee benefits	$49,385	$56,136
Contract reserves	45,771	46,547
Warranty accrual	22,348	23,072
Accrued income taxes	30,546	17,776
Other	58,853	71,845
Other accrued liabilities	$206,903	$215,376
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Warranty accrual at beginning of period	$22,062	$24,471	$23,072	$26,602
Warranties issued during current period	2,279	2,973	7,231	6,373
Adjustments to pre-existing warranties	(15)	(195)	(458)	(261)
Reductions for settling warranties	(1,927)	(2,273)	(7,911)	(7,127)
Divestiture adjustment	—	—	—	(368)
Foreign currency translation	(51)	(389)	414	(632)
Warranty accrual at end of period	$22,348	$24,587	$22,348	$24,587
Note 12 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, we had outstanding foreign currency contracts with notional amounts of $10,378 at July 1, 2023. These contracts mature at various times through March 1, 2024.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of July 1, 2023, we had no outstanding net investment hedges.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At July 1, 2023, we had no outstanding interest rate swaps.
Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first nine months of 2023 or 2022.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $99,772 at July 1, 2023. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended		Nine Months Ended
	Statements of Earnings location	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net gain (loss)
Foreign currency contracts	Other	$1,151	$(2,861)	$4,256	$(6,899)
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	July 1, 2023	October 1, 2022
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$381	$562
Foreign currency contracts	Other assets	—	165
	Total asset derivatives	$381	$727
Foreign currency contracts	Accrued liabilities and other	$668	$3,877
Foreign currency contracts	Other long-term liabilities	—	751
	Total liability derivatives	$668	$4,628
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$372	$679
Foreign currency contracts	Accrued liabilities and other	$191	$738

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	July 1, 2023	October 1, 2022
Foreign currency contracts	Other current assets	$753	$1,241
Foreign currency contracts	Other assets	—	165
	Total assets	$753	$1,406
Foreign currency contracts	Accrued liabilities and other	$859	$4,615
Foreign currency contracts	Other long-term liabilities	—	751
Acquisition contingent consideration	Other long-term liabilities	3,006	3,272
	Total liabilities	$3,865	$8,638
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Balance at beginning of period	$2,954	$3,084	$3,272	$—
Additions from acquisition	—	—	(491)	3,053
Increase in discounted future cash flows recorded as interest expense	52	94	225	125
Balance at end of period	$3,006	$3,178	$3,006	$3,178
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At July 1, 2023, the fair value of long-term debt was $977,502 compared to its carrying value of $1,017,696. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 14 - Restructuring
In 2023, we initiated restructuring actions in relation to portfolio shaping activities that have and will result in workforce reductions in which a total of $1,696 for severance has been recorded.
Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 1, 2022	$229	$228	$6,678	$7,135
Charged to expense - 2023 plan	275	734	687	1,696
Charged to expense - 2022 plan	—	226	2,815	3,041
Adjustments to provision	(16)	—	36	20
Cash payments - 2023 plan	—	(267)	(166)	(433)
Cash payments - 2022 plan	(213)	(454)	(968)	(1,635)
Cash payments - 2020 plan	—	—	(244)	(244)
Cash payments - 2018 plan	—	—	(717)	(717)
Foreign currency translation	—	—	365	365
Balance at July 1, 2023	$275	$467	$8,486	$9,228
As of July 1, 2023, the restructuring accrual consists of $1,345 for the 2023 plan, $4,032 for the 2022 plan, $2,604 for the 2020 plan and $1,247 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve.
Note 15 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
U.S. defined contribution plans	$11,791	$10,558	$33,979	$32,253
Non-U.S. defined contribution plans	2,336	1,994	6,448	6,551
Total expense for defined contribution plans	$14,127	$12,552	$40,427	$38,804
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
U.S. Plans
Service cost	$3,229	$4,957	$9,685	$14,870
Interest cost	7,028	4,562	21,084	13,685
Expected return on plan assets	(7,148)	(7,451)	(21,442)	(22,352)
Amortization of actuarial loss	3,363	3,896	10,087	11,689
Expense for U.S. defined benefit plans	$6,472	$5,964	$19,414	$17,892
Non-U.S. Plans
Service cost	$666	$1,056	$1,974	$3,285
Interest cost	1,374	602	4,031	1,863
Expected return on plan assets	(1,070)	(839)	(3,144)	(2,622)
Amortization of prior service cost	14	15	41	45
Amortization of actuarial loss	102	953	297	2,979
Expense for non-U.S. defined benefit plans	$1,086	$1,787	$3,199	$5,550

Note 16 - Income Taxes
The effective tax rate for the three and nine months ended July 1, 2023 was 15.8% and 21.3%, respectively and was lower than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to beneficial provision to return adjustments in the quarter ended July 1, 2023, primarily associated with an increase in the U.S. research and development tax credit, partially offset by tax on earnings generated outside the U.S.

The effective tax rate for the three and nine months ended July 2, 2022 was 15.7% and 21.4%, respectively and was lower than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to beneficial provision to return adjustments in the quarter ended July 2, 2022, primarily associated with an increase in the U.S. research and development tax credit, partially offset by tax on earnings generated outside the U.S.

Note 17 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the nine months ended July 1, 2023 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at October 1, 2022	$(182,024)	$(125,231)	$(3,787)	$(311,042)
OCI before reclassifications	67,190	(1,388)	1,198	67,000
Amounts reclassified from AOCIL	559	6,647	2,002	9,208
OCI, net of tax	67,749	5,259	3,200	76,208
AOCIL at July 1, 2023	$(114,275)	$(119,972)	$(587)	$(234,834)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.
The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended		Nine Months Ended
	Statements of Earnings location	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Retirement liability:
Prior service cost		$14	$15	$41	$45
Actuarial losses		2,884	4,530	8,643	13,713
Reclassification from AOCIL into earnings		2,898	4,545	8,684	13,758
Tax effect		(680)	(1,077)	(2,037)	(3,260)
Net reclassification from AOCIL into earnings		$2,218	$3,468	$6,647	$10,498
Derivatives:
Foreign currency contracts	Sales	$—	$375	$517	$619
Foreign currency contracts	Cost of sales	399	(8)	2,072	341
Reclassification from AOCIL into earnings		399	367	2,589	960
Tax effect		(94)	(69)	(587)	(198)
Net reclassification from AOCIL into earnings		$305	$298	$2,002	$762
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.
The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Foreign currency contracts	$(136)	$(2,350)	$1,551	$(3,152)
Net gain (loss)	(136)	(2,350)	1,551	(3,152)
Tax effect	32	519	(353)	697
Net deferral in AOCIL of derivatives	$(104)	$(1,831)	$1,198	$(2,455)

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
Note 19 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Basic weighted-average shares outstanding	31,838,961	31,922,377	31,811,034	31,988,150
Dilutive effect of equity-based awards	228,430	145,054	184,306	137,288
Diluted weighted-average shares outstanding	32,067,391	32,067,431	31,995,340	32,125,438

Anti-dilutive shares from equity-based awards	4,540	40,679	9,897	52,362

Note 20 - Segments
Disaggregation of net sales by segment for the three and nine months ended July 1, 2023 and July 2, 2022 are as follows:

	Three Months Ended		Nine Months Ended
Market Type	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
Military	$170,647	$180,891	$518,066	$558,929
Commercial	184,378	137,126	494,222	373,673
Aircraft Controls	355,025	318,017	1,012,288	932,602
Space	102,520	94,903	310,278	284,642
Defense	139,882	128,741	395,762	370,207
Space and Defense Controls	242,402	223,644	706,040	654,849
Energy	30,667	31,178	91,217	94,960
Industrial Automation	124,400	111,316	361,056	323,870
Simulation and Test	36,668	25,458	89,758	77,258
Medical	61,014	63,298	186,712	184,245
Industrial Systems	252,749	231,250	728,743	680,333
Net sales	$850,176	$772,911	$2,447,071	$2,267,784

	Three Months Ended		Nine Months Ended
Customer Type	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
Commercial	$184,378	$137,126	$494,222	$373,673
U.S. Government (including OEM)	109,725	141,793	373,570	423,698
Other	60,922	39,098	144,496	135,231
Aircraft Controls	355,025	318,017	1,012,288	932,602
Commercial	28,334	32,001	82,123	84,878
U.S. Government (including OEM)	192,897	177,643	574,914	527,767
Other	21,171	14,000	49,003	42,204
Space and Defense Controls	242,402	223,644	706,040	654,849
Commercial	249,849	227,445	715,878	669,845
U.S. Government (including OEM)	1,301	1,596	3,419	5,535
Other	1,599	2,209	9,446	4,953
Industrial Systems	252,749	231,250	728,743	680,333
Commercial	462,561	396,572	1,292,223	1,128,396
U.S. Government (including OEM)	303,923	321,032	951,903	957,000
Other	83,692	55,307	202,945	182,388
Net sales	$850,176	$772,911	$2,447,071	$2,267,784

	Three Months Ended		Nine Months Ended
Revenue Recognition Method	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales:
Over-time	$276,113	$243,428	$799,646	$729,797
Point in time	78,912	74,589	212,642	202,805
Aircraft Controls	355,025	318,017	1,012,288	932,602
Over-time	228,164	204,196	659,327	603,951
Point in time	14,238	19,448	46,713	50,898
Space and Defense Controls	242,402	223,644	706,040	654,849
Over-time	38,814	36,536	99,732	105,848
Point in time	213,935	194,714	629,011	574,485
Industrial Systems	252,749	231,250	728,743	680,333
Over-time	543,091	484,160	1,558,705	1,439,596
Point in time	307,085	288,751	888,366	828,188
Net sales	$850,176	$772,911	$2,447,071	$2,267,784
Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit by segment for the three and nine months ended July 1, 2023 and July 2, 2022 and a reconciliation of segment operating profit to earnings before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating profit:
Aircraft Controls	$37,888	$34,453	$99,468	$88,809
Space and Defense Controls	18,585	25,368	66,386	70,742
Industrial Systems	28,035	19,484	89,183	57,398
Total operating profit	84,508	79,305	255,037	216,949
Deductions from operating profit:
Interest expense	17,256	9,131	45,351	25,376
Equity-based compensation expense	2,356	2,169	8,121	6,747
Non-service pension expense	3,124	1,442	9,338	4,399
Corporate and other expenses, net	11,434	6,754	25,284	20,482
Earnings before income taxes	$50,338	$59,809	$166,943	$159,945

Note 21 - Related Party Transactions
John Scannell, Moog's Non-Executive Chairman of the Board of Directors, is a member of the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for financing routine purchases and lease transactions, which for the three and nine months ended July 1, 2023 totaled $3,354 and $10,408, respectively. Financing for routine purchases and lease transactions for the three and nine months ended July 2, 2022 totaled $4,681 and $12,544, respectively. At July 1, 2023, we held outstanding leases with a total remaining obligation of $12,761. At July 1, 2023, outstanding deposits on our behalf for future equipment leases totaled $2,053. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 10 - Indebtedness. Wilmington Trust, a subsidiary of M&T Bank, is the trustee of the pension assets for our qualified U.S. defined benefit plan.
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
We are contingently liable for $21,413 related to standby letters of credit issued by banks to third parties on our behalf at July 1, 2023.
Note 23 - Subsequent Event
On July 27, 2023, we declared a $0.27 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on August 28, 2023 to shareholders of record at the close of business on August 11, 2023.

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
In the industrial market, our products are used in a wide range of applications including:
•Industrial market - components and systems for injection and blow molding machinery, heavy industry applications for steel and aluminum production, metal forming presses, flight simulation motion control systems, gas and steam exploration and generation components and systems as well as material and automotive structural and fatigue testing systems.
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
Under ASC 606, 64% of revenue was recognized over time for the quarter ended July 1, 2023, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the quarter ended July 1, 2023, 36% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
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
We will improve shareholder value through strategic revenue growth, both organic and acquired, and through margin expansion driven by our simplification and pricing initiatives. Historically, we have taken a balanced approach to capital deployment in order to maximize shareholder returns over the long term. These activities have included strategic acquisitions, share buybacks and dividend payments. Today, we believe we can create long term value for our shareholders by continuing to invest in our business through both capital expenditures as well as investments in new market opportunities. We will also continue exploring opportunities to make strategic acquisitions and return capital to shareholders.
Acquisitions and Divestitures
Acquisitions
On February 21, 2022, we acquired TEAM Accessories Limited ("TEAM") based in Dublin, Ireland for a purchase price, net of acquired cash, of $14 million, consisting of $12 million in cash and contingent consideration with an initial fair value of $3 million. TEAM specializes in Maintenance, Repair and Overhaul of engine and airframe components. This operation is included in our Aircraft Controls segment. TEAM has been rebranded as Moog MRO Services as of July 1, 2023.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended				Nine Months Ended
(dollars and shares in millions, except per share data)	July 1, 2023	July 2, 2022	$ Variance	% Variance	July 1, 2023	July 2, 2022	$ Variance	% Variance
Net sales	$850	$773	$77	10%	$2,447	$2,268	$179	8%
Gross margin	26.2%	27.4%			26.5%	27.2%
Research and development expenses	$27	$26	$1	2%	$77	$84	$(7)	(9%)
Selling, general and administrative expenses as a percentage of sales	14.3%	14.7%			14.4%	14.8%
Interest expense	$17	$9	$8	89%	$45	$25	$20	79%
Asset impairment	$—	$1	$—	(37%)	$2	$16	$(14)	(90%)
Restructuring expense	$2	$1	$1	185%	$5	$8	$(4)	(43%)
Gain on sale of business	$—	$—	$—	—%	$—	$(16)	$16	(100%)
Gain on sale of buildings	$—	$—	$—	n/a	$(10)	—	$(10)	n/a
Other	$5	$2	$3	n/a	$10	$3	$7	n/a
Effective tax rate	15.8%	15.7%			21.3%	21.4%
Net earnings	$42	$50	$(8)	(16%)	$131	$126	$6	4%
Diluted earnings per share	$1.32	$1.57	$(0.25)	(16%)	$4.11	$3.91	$0.20	5%
Twelve-month backlog					$2,300	$2,200	$100	5%
Net sales increased across all of our segments in the third quarter and in the first three quarters of 2023 compared to the same periods of 2022. The absence of sales associated with our divested businesses in 2022 decreased sales $9 million in the third quarter and $29 million through the first three quarters of 2023. Also, weaker foreign currencies, primarily the Euro and the British Pound, relative to the U.S. Dollar, decreased sales $25 million in the first three quarters of 2023 relative to the same periods of 2022. The 2023 sales increases excluding these effects compared to the same periods of 2022 were 11% in both the third quarter and in the first three quarters.
Gross margin in the third quarter of 2023 included an additional $14 million of contract-related charges in Space and Defense Controls. Excluding these charges, gross margin in the third quarter would have increased slightly compared to the third quarter of 2022. The benefits of our pricing initiatives in Industrial Systems was mostly offset by an unfavorable sales mix within Aircraft Controls. In the first three quarters of 2023 compared to the same periods of 2022, gross margin decreased due mostly to the same factors as the third quarter.
Research and development expenses were relatively unchanged in the third quarter, but lower through the first three quarters of 2023 compared to the same periods of 2022. Predominantly through the first half of 2023, we had lower research and development activity due to our prioritization of our engineering activities on funded development programs.
Selling, general and administrative expense as a percentage of sales decreased in the third quarter and in the first three quarters of 2023 compared to the third quarter and the first three quarters of 2022, reflecting the incremental benefit of higher sales volume.
Interest expense in the third quarter and in the first three quarters of 2023 increased due to higher interest rates on our outstanding debt balances and, to a lesser extent, higher debt levels.
The third quarters of 2023 and 2022 included charges for various restructuring activities and impairments across all of our segments. Through the first three quarters of 2023, we benefited from a $10 million gain from the sale of three buildings in Industrial Systems and incurred $7 million of various restructuring and impairment charges across all of our segments. The first three quarters of 2022 included a total of $28 million from various asset impairments, restructuring expenses and inventory write-down charges across all of our segments. Also, the first quarter of 2022 included a $16 million gain from the sale of our NAVAIDS business in Aircraft Controls.
The effective tax rate in the third quarter of 2023 was relatively unchanged as compared to the third quarter of 2022. In both quarters, we benefited from favorable adjustments for tax credits associated with the prior years' tax returns.

The twelve-month backlog increased in the third quarter of 2023 compared with the third quarter of 2022. Within Aircraft Controls, we had higher orders for both commercial and military OEM programs. The twelve-month backlog also increased in Space and Defense Controls across our defense control programs as well as our space vehicle programs. Partially offsetting these increases was a decline in Industrial Systems' twelve-month backlog due to lower orders across our industrial automation programs, particularly from customers in China.

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
Aircraft Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 1, 2023	July 2, 2022	$ Variance	% Variance	July 1, 2023	July 2, 2022	$ Variance	% Variance
Net sales - military aircraft	$171	$181	$(10)	(6%)	$518	$559	$(41)	(7%)
Net sales - commercial aircraft	184	137	47	34%	494	374	121	32%
	$355	$318	$37	12%	$1,012	$933	$80	9%
Operating profit	$38	$34	$3	10%	$99	$89	$11	12%
Operating margin	10.7%	10.8%			9.8%	9.5%
Aircraft Controls' net sales increased in the third quarter and in the first three quarters of 2023 compared to the third quarter and the first three quarters of 2022, as the continued commercial aircraft market recovery was partially offset by lower military sales.

In the third quarter of 2023, sales increased $40 million in our commercial OEM and $7 million in our commercial aftermarket programs. Within commercial OEM, sales increased $15 million across our wide-body programs and increased $6 million across our other Boeing and Airbus programs. Also, higher sales volumes for business jets and a strong order book for our Genesys programs increased sales a combined $11 million. Within commercial aftermarket, higher amounts of spares and repair volume increased sales $5 million for the A350 program.

Partially offsetting the commercial sales increases was a sales decline of $8 million in our military OEM programs. Lower volume on funded development programs and lower deliveries across our legacy programs were partially offset by higher sales for foreign military fighters.

The sales increases in the first three quarters of 2023 compared to the first three quarters of 2022 were largely due to the same factors as the third quarter. The continued recovery of the commercial market increased OEM program sales by $86 million and aftermarket sales by $34 million. Within our military programs, sales decreased across both our OEM and aftermarket programs due mostly to the same factors as the third quarter.

Operating margin was relatively unchanged in the third quarter of 2023 compared to the same period of 2022. Both periods included small amounts of impairment and restructuring charges. Our sales mix drove the margin decline as higher amounts of lower-margin commercial OEM sales were mostly offset by higher amounts of higher-margin foreign military and commercial aftermarket sales.

Operating margin increased in the first three quarters of 2023 compared to the first three quarters of 2022. Adjustments in the first three quarters of 2023 included $2 million of restructuring and impairment charges, whereas the same period of 2022 included $19 million of impairments and restructuring charges and a $16 million gain associated with a divested business. Excluding these charges, the adjusted operating margins in the first three quarters of 2023 and 2022 were 10.0% and 9.9%, respectively. The resulting slight increase in adjusted operating margin is due to incremental sales volumes and $5 million of lower research and development expenses. Partially offsetting these benefits was the unfavorable sales mix due to higher levels of commercial OEM sales.

Space and Defense Controls

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 1, 2023	July 2, 2022	$ Variance	% Variance	July 1, 2023	July 2, 2022	$ Variance	% Variance
Net sales	$242	$224	$19	8%	$706	$655	$51	8%
Operating profit	$19	$25	$(7)	(27%)	$66	$71	$(4)	(6%)
Operating margin	7.7%	11.3%			9.4%	10.8%
Space and Defense Controls' net sales increased in the third quarter and in the first three quarters of 2023 compared to the third quarter and first three quarters of 2022 driven by growth in both of our markets.
In the third quarter of 2023, sales increased $11 million in our defense programs and $8 million in our space programs. Within our defense market, sales increased $13 million for our RIwP turret program, which achieved full-rate production in the first quarter of 2023. Within our space market, accelerated activity on satellite avionics and components programs increased sales $5 million.
The sales increases in the first three quarters of 2023 compared to the first three quarters of 2022 were largely due to the same factors as the third quarter. The strong demand for our space programs and our RIwP turret program were partially offset by the absence of sales from our divested security business.
Operating margin decreased in the third quarter of 2023 compared to the third quarter of 2022. We incurred $14 million, or 500 basis points, of additional charges on our space vehicle development programs in the quarter. This was partially offset by benefits associated with higher sales and improvements in the core business.
Excluding $2 million of restructuring and impairment charges in the first three quarters of 2023, adjusted operating margin was 9.7%. Excluding $3 million of restructuring and inventory write-down charges in the first three quarters of 2022, adjusted operating margin was 11.3%. The resulting decline in adjusted operating margin is due to 300 basis points of cost growth on our space vehicle development programs, partially offset by the incremental margin from higher sales and improved operational performance.

Industrial Systems

	Three Months Ended				Nine Months Ended
(dollars in millions)	July 1, 2023	July 2, 2022	$ Variance	% Variance	July 1, 2023	July 2, 2022	$ Variance	% Variance
Net sales	$253	$231	$21	9%	$729	$680	$48	7%
Operating profit	$28	$19	$9	44%	$89	$57	$32	55%
Operating margin	11.1%	8.4%			12.2%	8.4%
Industrial Systems' net sales increased in the third quarter and in the first three quarters of 2023 compared to the same periods of 2022, primarily due to general market recoveries. Weaker foreign currencies, primarily the Euro relative to the U.S. Dollar, decreased sales $18 million through the first three quarters of 2023. Also, sales decreased $4 million in the third quarter and $10 million in the first three quarters of 2023 due to the absence of prior year sales associated with our sonar business that we divested in the fourth quarter of 2022. Excluding the impacts of weaker foreign currencies and the divested sales, the resulting sales increases in the third quarter and first three quarters of 2023 were 11% and 12%, respectively.
In the third quarter of 2023 compared to the third quarter of 2022, sales increased $13 million in our industrial automation market, driven by higher demand for industrial components and core products, and by new orders for our electrified construction vehicles. Sales also increased $11 million in our simulation and test market due to higher orders for flight simulation products.
In the first three quarters of 2023 compared to the same period of 2022, sales increased across our markets due to recovering demand. Sales increased $37 million for our industrial automation programs, $12 million in our simulation and test market and $2 million in our medical market. Additionally, sales increased $6 million in our energy market excluding the lost sales associated with our divested business.
Operating margin increased in the third quarter of 2023 compared to the third quarter of 2022 due to the benefits of our pricing initiatives. Also, we benefited from the absence of last year's higher operating costs caused by supply chain disruptions and by the pandemic, which impacted our operations in China.
Operating margin in the first three quarters of 2023 included a $10 million gain related to the sales of three buildings and $4 million of restructuring charges as we simplified our operations. Excluding the net impact of the gain and charges, adjusted operating margin in the first three quarters of 2023 was 11.4%. Adjusted operating margin in the first three quarters of 2022 was 9.1% after excluding $5 million of similar charges. The resulting increase in adjusted operating margin was driven by the same benefits as the third quarter.

CONSOLIDATED SEGMENT OUTLOOK

			2023 vs. 2022
(dollars in millions, except per share data)	2023 Outlook	2022	$ Variance	% Variance
Net sales:
Aircraft Controls	$1,355	$1,256	$99	8%
Space and Defense Controls	930	872	58	7%
Industrial Systems	965	907	58	6%
	$3,250	$3,036	$214	7%
Operating profit:
Aircraft Controls	$145	$124	$22	17%
Space and Defense Controls	96	87	9	11%
Industrial Systems	116	72	44	60%
	$358	$283	$75	26%
Operating margin:
Aircraft Controls	10.7%	9.8%
Space and Defense Controls	10.3%	10.0%
Industrial Systems	12.0%	8.0%
	11.0%	9.3%

Net earnings	$186	$155
Diluted earnings per share	$5.82	$4.83
Total Company – We expect higher sales in 2023, driven by the continued recoveries in commercial aircraft and in industrial markets, as well as higher demand for space and defense programs. Excluding the lost sales associated with our divestitures in 2022, and the weaker foreign currencies through the three quarters of 2023, we expect our sales growth to be 9%. We expect operating margin will increase due to the benefits of our initiatives and due to the incremental sales volumes, combined with lower amounts of charges related to restructuring and impairments. Excluding these charges, we expect adjusted operating margin will increase to 10.9%, from an adjusted operating margin in 2022 of 10.2%. Net earnings in 2023 are expected to benefit from the incremental operating margin, which we expect to be partially offset by higher interest expense due to higher interest rates. We expect adjusted diluted earnings per share will range between $5.65 and $5.85, with a midpoint of $5.75. Management believes that the adjusted outlook may be useful in evaluating the financial condition and results of operations of the Company.

Aircraft Controls – In 2023, we anticipate sales increases across all of our major commercial OEM programs as the commercial aircraft market recovers and as our customers match the increasing air travel demand with increased orders. However, in our military programs, we anticipate a sales decrease both of our military OEM and aftermarket programs. We expect operating margin in 2023 will increase due to the benefits of our pricing initiatives and due to improved factory utilization from the higher sales volume.

Space and Defense Controls – In 2023, we anticipate sales increases in our space programs from the higher activity on our satellite programs and for our integrated space vehicle programs. Excluding the impact of lost sales associated with our divested security business, we expect sales increases across our defense programs, primarily driven by the continued production ramp of our RIwP turret program. We expect operating margin will increase slightly in 2023. The benefits of the incremental margin from higher sales volume and from the absence of charges from our security business sale will be mostly offset by the charges associated with our space vehicle programs in the first three quarters of 2023. Excluding the restructuring and impairment charges, adjusted operating margin will decrease slightly.

Industrial Systems – In 2023, we anticipate sales increases across our markets due to recovering demand for our products. We expect operating margin will increase in 2023 resulting from the gain associated with the sale of buildings and due to lower amounts of charges related to impairments and restructuring. Excluding these charges, we expect adjusted operating margin to increase due to the benefits of our pricing and simplification activities.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows

	Nine Months Ended
(dollars in millions)	July 1, 2023	July 2, 2022	$ Variance
Net cash provided (used) by:
Operating activities	$(17)	$184	$(201)
Investing activities	(114)	(85)	(29)
Financing activities	133	(98)	231
Operating activities
Net cash was used by operating activities in the first three quarters of 2023 compared to providing cash in the first three quarters of 2022. Accounts receivable used $105 million more of cash, as last year included a $100 million benefit from the RPA program. Also, inventory used $96 million more of cash as all of our segments continue to work through supply chain challenges, staffing shortages and production inefficiencies preventing the release of products. We continue to maintain material flow to reduce the risk of shipment delays.
We expect cash from operations in 2023 to be $105 million, a decrease compared to 2022, primarily due to the impact of the RPA transactions in the previous year.
Investing activities
Net cash used by investing activities in the first three quarters of 2023 included $125 million of capital expenditures, including a $28 million building purchase, as we continue to prioritize internal investments to support core business growth. The first three quarters of 2023 also included $21 million of proceeds from the sales of buildings and businesses.
Net cash used by investing activities in the first three quarters of 2022 included $107 million for capital expenditures, as we increased investments in facilities to support growth. Also, the first three quarters of 2022 included $12 million for the acquisition of TEAM Accessories. These cash outflows were partially offset by the proceeds from the sale of the NAVAIDS business.
We expect capital expenditures in 2023 to be $165 million, as we continue to invest in facilities and infrastructure to support future growth and operational improvements.
Financing activities
Net cash provided by financing activities in the first three quarters of 2023 included $175 million of net borrowings on our credit facilities. Partially offsetting the borrowings was the use of $25 million cash for dividend payments.
Net cash used by financing activities in the first three quarters of 2022 included $48 million of net payments on our credit facilities. Additionally, financing activities in the first three quarters of 2022 included $25 million of cash dividends and $21 million of share repurchases.

General
Cash flows from our operations, together with our various financing arrangements, fund on-going activities, debt service requirements, organic growth, acquisition opportunities and the ability to return capital to shareholders. We believe these sources of funding will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future thereafter.

At July 1, 2023, our cash balances were $125 million, which includes $113 million held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.

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
Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the outstanding credit facility borrowings was 6.72% and is based on SOFR plus the applicable margin, which was 1.60% at July 1, 2023.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on July 26, 2024. Interest was 7.36% as of July 1, 2023 and is based on SOFR plus a margin of 2.23%.
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
Our Receivables Purchase Agreement, which matures on November 4, 2024, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $100 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 6.22% as of July 1, 2023.
At July 1, 2023, we had $573 million of unused capacity, including $557 million from the U.S. revolving credit facility after considering standby letters of credit. Our leverage ratio covenant limits our ability to increase net debt by $510 million as of July 1, 2023.
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
Our aerospace and defense businesses represented 70% of our 2022 sales. Within the defense market, our programs are directly affected by funding levels, which has recently increased. Our commercial aircraft market, which represented less than 18% of our 2022 sales, is aligning with our customers' growing demand. While domestic travel has recovered, global international travel remains slightly below pre-pandemic levels.
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
The defense market is dependent on military spending for development and production programs. We have a growing development program order book for future generation aircraft and hypersonic missiles, and we strive to embed our technologies within these high-performance military programs of the future including the Textron Bell V-280 Valor. Aircraft production programs are typically long-term in nature, offering predictable capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Lightning II. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending have increased in the near-term given the current global tensions, and are subject to presidential and congressional approval.

The commercial OEM aircraft market has depended on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. While domestic air travel has recovered from the impact of the COVID-19 pandemic, international travel utilizing wide-body aircraft is close to 2019 levels. We believe Boeing and Airbus will continue to directionally match their wide-body aircraft production rates with the post-pandemic air traffic volumes, which affects our demand for our flight control systems.

The commercial aftermarket is driven by usage and the age of the existing aircraft fleet for passenger and cargo aircraft, which drives the need for maintenance and repairs. We have seen a recovery in the demand volume for our maintenance services and spare parts after the COVID-19 pandemic.

The space market is comprised of three customer markets: the civil market, the U.S. Department of Defense market and the commercial space market. The civil market, namely NASA, is driven by investment for commercial and exploration activities, including NASA's return to the moon. The U.S. Department of Defense market is driven by governmental-authorized levels of defense spending, including funding for hypersonic defense technologies. Levels of U.S. defense spending could increase as there is growing emphasis on space as the next frontier of potential future conflicts. The commercial space market is comprised of large satellite customers, which traditionally sell to communications companies. Trends for this market, as well as for commercial launch vehicles, follow demand for increased capacity. This, in turn tends to track with underlying demand for increased consumption of telecommunication services, satellite replacements and global navigation needs.

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
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-fifth of our 2022 sales were denominated in foreign currencies. During the first nine months of 2023, average foreign currency rates generally weakened against the U.S. dollar compared to 2022. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $25 million compared to the same period one year ago.

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
Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of July 1, 2023 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended July 1, 2023.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
April 2, 2023 - April 29, 2023	10,798	$97.39	—	2,198,081
April 30, 2023 - June 3, 2023	33,640	92.66	26,000	2,172,081
June 4, 2023 - July 1, 2023	12,502	105.64	—	2,172,081
Total	56,940	$96.41	26,000	2,172,081
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 10,798 shares at $97.39 in April; 6,973 shares at $96.91 in May and 10,252 shares at $105.95 in June.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In May, we accepted delivery of 218 Class B shares at $95.19. In June, we accepted delivery of 1,130 Class A shares at $108.85 and 889 Class B shares at $98.24. In connection with the issuance of equity-based awards, we purchased 449 Class B shares at $97.00 per share from the SECT in May and 231 Class B shares at $104.19 in June.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management. In May, we purchased 26,000 Class B shares at an average price of $91.43.

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

Moog Inc.

(Registrant)

Date:	July 28, 2023	By	/s/ Pat Roche
Pat Roche
Chief Executive Officer (Principal Executive Officer)

Date:	July 28, 2023	By	/s/ Jennifer Walter
Jennifer Walter
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2023	By	/s/ Michael J. Swope
Michael J. Swope
Controller (Principal Accounting Officer)