Form 10-K
period 2023-09-30
MOOG INC.
filed 2023-11-14
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒
The aggregate market value of the common stock outstanding and held by non-affiliates (as defined in Rule 405 under the Securities Act of 1933) of the registrant, based upon the closing sale price of the common stock on the New York Stock Exchange on April 1, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,170 million.
The number of shares outstanding of each class of common stock as of November 6, 2023 was:
Class A common stock, 28,750,564 shares
Class B common stock, 3,136,716 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Moog Inc.'s definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates (the "2023 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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
Additional information describing the business and comparative segment revenues, operating profits and related financial information for 2023, 2022 and 2021 are provided in Note 22 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.
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
Industry and Competitive Conditions. We experience considerable competition in our aerospace and defense and industrial markets across tier one and tier two suppliers as well as vertically integrated primes. We believe that the principal points of competition in our markets are product quality, reliability, price, design and engineering capabilities, product development, conformity to customer specifications, timeliness of delivery, effectiveness of the distribution organization and quality of support after the sale. We believe we compete effectively on all of these bases. Competitors to our Aircraft Controls segment specialize in precision flight control and control systems manufacturing. Competitors to our space market specialize in thrust vector controls and spacecraft engines, mechanisms, avionics and structure systems and components. Competitors in our defense market produce turreted weapons, missile steering actuation and power and data transfer systems and components. Competitors to our Industrial Systems segment include other industrial precision controls and medical device manufacturers.
Backlog. Our twelve-month backlog represents confirmed orders we believe will be recognized as revenue within the next twelve months. Our twelve-month backlog as of September 30, 2023 was $2.4 billion, an increase of 4% compared to October 1, 2022. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for a discussion on the various business drivers and conditions contributing to the twelve-month backlog change.
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

Patents. We maintain a patent portfolio of issued or pending patents and patent applications worldwide that generally includes the United States ("U.S."), Europe, China, Japan and India. The portfolio includes patents that relate to electrohydraulic, electromechanical, electronics, hydraulics, components and methods of operation and manufacture as related to motion control and actuation systems. The portfolio also includes patents related to wind turbines, robotics, vibration control and medical devices. We do not consider any one or more of these patents or patent applications to be material in relation to our business as a whole. The patent portfolio related to certain medical devices is significant to our position in this market as several of these products work exclusively together, and provide us future revenue opportunities.
Research Activities. Research and development activity has been, and continues to be, significant for us. Research and development expense was at least $107 million in each of the last three years and represented approximately 3% of sales in 2023.
Human Capital Resources. Moog possesses a unique culture that fuels our business success. Our nearly 13,500 employees across over 20 countries work closely together, driven by a shared sense of purpose and a desire to do the right thing. We value our ground-breaking, challenging work and what we stand for. We value the skill and commitment of our talented workforce above all else. Whether it’s enabling a Mars Rover to land safely or helping to support breakthrough advances in healthcare, together, we solve our customers’ most difficult challenges.

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

In 2023, we hired over 2,000 new regular employees throughout the world.

Diversity, Equity and Inclusion

Moog aspires to be diverse, equitable, and inclusive, where employees are empowered to bring their whole, authentic selves to work every day. We believe being diverse, equitable and inclusive is better for all of our employees, customers and shareholders.

During 2023, we continued to make progress toward our Diversity, Equity and Inclusion ("DE&I") strategy. In support of this strategy, we:

•Grew our DE&I curriculum to continue to help our employees understand the value of inclusivity, the very different experiences people have, and the role we all must play in creating an inclusive and welcoming environment at Moog.
•Honored employees from different backgrounds and helped increase understanding through a variety of monthly celebrations, including, but not limited to, Black History Month, International Women’s Day, and Pride Month.
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

We see our positive employee engagement coming through in high levels of employee retention. For the last five years, the average of voluntary attrition has been approximately 6% of our workforce. That is a competitive attrition figure and a testament to Moog being a great place to work.

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

We're all in this together. Moog and its employees live this mantra with countless initiatives focused on supporting our sustainability strategy and communities. Some recent examples in 2023 of Moog’s “responsibility in action” include:

•See our Sustainability Report and Sustainability Accounting Standards Board (SASB) disclosure at https://www.moog.com/sustainability.html. The content of the Sustainability Report and the Company's website are not, and should not, be deemed to be incorporated by reference in this Form 10-K or otherwise filed with the Securities and Exchange Commission ("SEC").
•We compiled our first global inventory of greenhouse gas emissions starting with fiscal year 2021 and have developed a global Data Collection Procedure and an Inventory Management Plan. Additionally, we have set a goal to reduce our combined Scope 1 and 2 emissions in company operations and plan to communicate this in 2024, it is supported by a strategy and governance controls. We have established baselines from 2022 data for Hazardous Waste and Water consumption, both of which will be subject to goals for improvement.
•We electrified a fleet of Facilities and Operations vehicles at our head quarters, in East Aurora, NY, with more planned.
•We continue to expand our Community giving platform, now available across all UK and US sites, with plans for further expansion internationally in 2024.
•We have developed an East Aurora Campus Biodiversity Plan to nurture the 300 acres of land we own in Western New York.

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
Customers. Our principal customers are Original Equipment Manufacturers ("OEMs") and end users for whom we provide aftermarket support. Aerospace and defense OEM customers collectively represented 58% of 2023 sales. The majority of these sales are to a small number of large companies. Due to the long-term nature of many of the programs, many of our relationships with aerospace and defense OEM customers are based on long-term agreements. Our industrial market sales, which represented 30% of 2023 sales, are to a wide range of global customers and are normally based on lead times of 90 days or less. We also provide aftermarket support, consisting of spare and replacement parts and repair and overhaul services, for all of our products. Our major aftermarket customers are the U.S. Government and commercial airlines. In 2023, aftermarket sales accounted for 13% of total sales.
Our significant customers include tier one, large U.S. Government contractors and system integrators and are primarily within our Aircraft Controls and Space and Defense Controls segments. Net sales to our five largest customers represented approximately 32% of our 2023 sales.
All U.S. Government contracts are subject to termination by the U.S. Government. In 2023, sales under U.S. Government contracts represented 39% of total sales and were primarily within our Aircraft Controls and Space and Defense Controls segments.
See Item 1A, Risk Factors and Note 22 – Segments, of Item 8, Financial Statements and Supplementary Data, of this report for additional information on U.S. Government contracts and customers accounting for more than 10% of our net sales.

International Operations. Our operations outside the U.S. are conducted primarily through wholly-owned foreign subsidiaries and are located predominantly in Europe and the Asia-Pacific region. See Note 22 - Segments, of Item 8, Financial Statements and Supplementary Data of this report for information regarding sales by geographic area and Exhibit 21 of Item 15, Exhibits and Financial Statement Schedules of this report for a list of subsidiaries. Our international operations are subject to the usual risks inherent in international trade, including currency fluctuations, local government contracting regulations, local governmental restrictions on foreign investment and repatriation of profits, exchange controls, regulation of the import and distribution of foreign goods, as well as changing economic and social conditions in countries in which our operations are conducted.
Environmental Matters. See the discussion in Note 24 - Commitments and Contingencies, of Item 8, Financial Statements and Supplementary Data, of this report.
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

Information about our Executive Officers. Other than the prior positions noted in the table below, the principal occupations of our executive officers for the past five years is the current positions they hold.

Executive Officers	Current Position	Prior Positions	Age	Year First Elected Officer

Pat Roche	Chief Executive Officer and Director	On February 2, 2023, Pat Roche was named Chief Executive Officer. Previously, he served as Executive Vice President and Chief Operating Officer, a position he held since December 1, 2021. Prior to that, he served as Group Vice President and President, Industrial Group, positions he held since 2012.	60	2012

Mark J. Trabert	Executive Vice President and Chief Operating Officer	On March 1, 2023, Mark J. Trabert was named Executive Vice President and Chief Operating Officer. Previously, he served as Vice President and President, Aircraft a position he held since 2015.	64	2015

Jennifer Walter	Vice President and Chief Financial Officer	On January 2, 2020 Jennifer Walter was named Chief Financial Officer. Previously, she was Vice President - Finance, a position she held since 2018.	52	2008

Joseph Alfieri	Vice President and President, Space and Defense	On March 1, 2023, Joseph Alfieri was named Vice President and President, Space and Defense. Previously, he served as General Manager, Moog Construction, a position he held since 2021. Prior to that, he served as General Manager, Commercial Aircraft Original Equipment since 2018.	41	2023

Maureen M. Athoe	Vice President	On February 28, 2023, Maureen Athoe retired as President, Space and Defense, while continuing to serve as Vice President.	65	2015

Mark Graczyk	Vice President and President, Military Aircraft	On March 1, 2023, Mark Graczyk was named Vice President and President, Military Aircraft. Previously, he served as Chief Business Officer, Aircraft, a position he held since 2022. Prior to that, he served as General Manager, Industrial Controls since 2021 and Finance Director, Aircraft, since 2017.	40	2023

Stuart Mclachlan	Vice President	On December 1, 2021, Stuart Mclachlan was named Vice President and President, Industrial Group. Previously, he was Group Vice President and Chief Business Officer to the Aircraft Group, a position he held since 2019. Prior to that, he served as Group Vice President for Aircraft Control Components.	52	2022

Michael Schaff	Vice President and President, Commercial Aircraft	On March 1, 2023, Michael Schaff was named Vice President and President, Commercial Aircraft. Previously, he served as General Manager, Commercial Aircraft Original Equipment since 2021. Prior to that, he served as Finance Director, Space and Defense since 2017.	52	2023

Paul Wilkinson	Vice President		43	2017

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
STRATEGIC RISKS
We operate in highly competitive markets with competitors who may have greater resources than we possess. Many of our products are sold in highly competitive markets. Some of our competitors, especially in our industrial markets and medical markets, are larger, more diversified and have greater financial, marketing, production and research and development resources. Within the aerospace and defense industries, suppliers have consolidated to widen their product offerings and to secure long-term sole-source positions. As a result, these competitors may be better able to withstand the effects of periodic economic downturns. Our sales and operating margins will be negatively impacted if our competitors:

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

Our research and development and innovation efforts are substantial and may not be successful, which could reduce our sales and earnings. Our products and technological capabilities have undergone, and in the future may undergo, significant changes. In order to maintain a leadership position in the high-performance, precision controls market in the future, we have incurred, and we expect to continue to incur, substantial expenses associated with research and development and innovation activities during the introduction of new products. Our technology has been developed through customer-funded and internally-funded research and development investments, as well as through business acquisitions. If we fail to predict customers' preferences, market preferences or fail to provide viable technological solutions, we may experience inefficiencies that could delay or prevent the acceptance of new products or product innovations. Also, incurred research and development expenses may exceed our cost estimates and the new products we develop may not generate sales sufficient to offset our investments. Additionally, our competitors may develop technologies or products that have more competitive advantages than ours and render our technology noncompetitive or obsolete.

If we are unable to adequately enforce and protect our intellectual property or defend against assertions of infringement, our business and our ability to compete could be harmed. Protecting our intellectual property is critical in order to maintain a competitive advantage. We therefore rely on internally developed and acquired patents, trademarks, copyrights, trade secrets, proprietary know-how to establish and protect our technologies and products. However, these measures afford only limited protection, and our patent rights and other intellectual property protections have been in the past, and may be in the future, infringed, misappropriated, misrepresented, copied without authorization, circumvented or invalidated in the U.S. or in foreign countries that do not offer the same level of intellectual property protections. Also, as our patents and other intellectual property protections expire, we may face increased competition. Additionally, we cannot be assured that our existing or planned products do not, or will not, infringe on the intellectual property rights of others or that others will not claim such infringement. When others infringe on our intellectual property rights, the value of our products is diminished, and we have incurred, and may continue to incur, substantial litigation costs to enforce our rights. Litigation related to intellectual property matters has diverted, and may continue to divert, management's focus and resources away from operations. If we are unable to adequately enforce and protect our intellectual property or defend against assertions of infringement, we could face reputational harm and our inability to defend against these scenarios could have an adverse effect on our competitive position, our business operations and financial condition.

Our sales and earnings may be affected if we cannot identify, acquire or integrate strategic acquisitions, or as we conduct portfolio shaping and footprint rationalization initiatives. Acquisitions are an element of our growth strategy as we opportunistically make investments in our businesses. Our historical growth has depended, and our future growth is likely to depend, in part, on our ability to successfully identify, acquire and integrate acquired businesses. We intend to seek additional acquisition opportunities that enhance our core businesses or accelerate our position on our new growth ventures. Growth by acquisition involves risk that could adversely affect our financial condition and operating results. We may not know the potential exposure to unanticipated liabilities, and the acquisition agreements we may enter into may not fully protect us or protect us at all from unanticipated liabilities. Additionally, the expected benefits or synergies might not be fully realized, integrating operations and personnel may be slowed and key employees, suppliers or customers of the acquired business may depart. As a result of our ongoing margin expansion initiatives, we expect to continue to divest assets or businesses, discontinue products or reduce our operating footprint. Under certain circumstances, this may require us to record impairment charges or losses as a result of a transaction. In pursuing acquisition opportunities, integrating acquired businesses or divesting business operations, management's time and attention may be diverted from our core business, while consuming resources and incurring expenses for these activities.
MARKET CONDITION RISKS
The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles, global pandemics, domestic and foreign governmental tariffs, trade and monetary policies and economic conditions and events. U.S. domestic air travel has recovered from the COVID-19 pandemic, while international travel utilizing widebody aircraft remains slightly below 2019 levels. As such, we believe The Boeing Company, or Boeing, and Airbus will continue to directionally match their widebody aircraft production rates with the reduced, albeit recovering, international air traffic volume, which has lowered their demand for our flight control systems. Also, U.S. Department of Defense and other foreign governments' defense funding levels, driven in part by the current global unrest, can fluctuate and affect our defense and our space programs. Our industrial product demand depends upon several factors including levels of capital investment, the pace of product innovations and technology upgrades, changing economic conditions and the current and forecasted price of oil and natural gas.

We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs. Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In 2023, sales under U.S. Government contracts represented 39% of our total sales, primarily within Aircraft Controls and Space and Defense Controls. Sales to foreign governments represented 8% of our total sales. Funding for government programs can be structured into a series of individual contracts and depend on cyclical annual congressional appropriations. At times when there are perceived threats to national security, U.S. Defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending are uncertain and subject to congressional debate and spending prioritization. Any reduction in future Department of Defense spending levels could adversely impact our sales, operating profit and our cash flow. We have resources applied to specific government contracts and if any of those contracts are rescheduled or terminated, we may incur substantial costs redeploying those resources.

The loss of The Boeing Company as a customer or a significant reduction in the sales to The Boeing Company could adversely impact our operating results. We provide Boeing with controls for both military and commercial applications, as well as controls for space and defense applications, which totaled 11% of our 2023 sales. Sales to Boeing's commercial airplane group are generally made under long-term supply agreements. Boeing operates in a competitive environment and continues to evaluate the size, scope and cost of their supplier base. Also, Boeing continues to match their commercial production rates to the resized global air traffic volume and is increasing production rates following the COVID-19 pandemic. In addition, a portion of our sales to Boeing is tied to varying levels of government defense spending, and a reduction in future Department of Defense spending levels could adversely impact our sales, operating profit and cash flow. Furthermore, a loss of Boeing as a customer could materially reduce our sales and earnings.
We may not realize the full amounts reflected in our backlog as revenue, which could adversely affect our future revenue and growth prospects. As of September 30, 2023, our total backlog was $5.1 billion, which represents confirmed orders we believe will be recognized as revenue. There is no assurance that our customers will purchase all the orders represented in our backlog. A significant portion of our backlog relates to commercial aircraft programs. We believe Boeing and Airbus will continue to directionally match their widebody aircraft production rates with the resized international air traffic volume. Also, given the uncertain nature of our contracts with the U.S. Government and other foreign governments, in part due to governments' abilities to modify, curtail or terminate major programs, we may not realize the full revenue value of the orders included in our backlog. If this occurs, our future revenue and growth prospects may be adversely affected.
OPERATIONAL RISKS
A constrained supply chain, as well as inflated prices, across various raw materials and third-party provided components and sub-assemblies have had, and could continue to have, a material impact on our ability to manufacture and ship our products, in addition to adversely impacting our operating profit and balance sheet. Constraints in our supply chain due to worldwide demand for electronics and components across several end markets has affected our business. We have experienced and may continue to experience shortages and delays in materials and components necessary in our manufacturing processes, preventing us from completing and shipping our final products on time. As a result of these interruptions and long lead times that may continue, we are selectively purchasing, in advance, certain raw materials and third-party provided components and sub-assemblies that we are concerned might otherwise be delayed. Additionally, the prices for materials and components used in our products has increased, adding additional pressures to our operating margins. We may be unable to raise our prices for our products equal to the increased prices for supplied materials and components, and if our constrained supply chain continues or we otherwise face continued price increases from our suppliers, our operating profit and balance sheet may be negatively impacted.

If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted. With respect to many of our contracts, we rely on other companies to perform portions of the manufacturing process of our products. While we actively manage our supply chain establishing alternate sources, some business conditions cause us to obtain certain components and sub-assemblies from a single supplier or a limited group of suppliers. There are risks that we may have disputes with our subcontractors regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor. A failure by any of our sole-sourced or group of subcontractors to timely and satisfactorily provide the required, defect-free supplies or components, or perform the required services, may materially and adversely impact our ability to perform our obligations as the prime contractor. Subcontractor performance deficiencies could result in a customer terminating our prime contract for default, which could expose us to liability and substantially impair our ability to compete for future orders.

We face, and may continue to face, risks related to information systems interruptions, intrusions and or new software implementations, which may adversely affect our business operations. We rely extensively on various information technologies throughout our company supporting nearly every business activity. In doing so, we work with sensitive data types including proprietary business information, intellectual property and confidential employee data. Handling and storage of this data, either onsite or managed by authorized third parties, subjects us to privacy, security, or other regulatory requirements, which could, if not handled or stored in compliance with applicable requirements, result in a potential liability. Business operations face risks, and may continue to face risks, due to information system errors, equipment failures, or ever-evolving cyber-attacks. Unauthorized access or tampering via cybersecurity incidents may result in potential data corruption, exposure of proprietary or confidential information and work stoppages. Additionally, we have and expect to incur additional costs to comply with our customers' increased cybersecurity protections and standards, including those of the U.S. Government. We have embarked on multi-year business information system transformation and standardization projects. These endeavors are complex and company-wide, involving new technologies and may introduce risk to our cybersecurity infrastructure. While we are investing significant resources throughout the planning, project managing and deployment processes, unanticipated delays could occur and could adversely affect our financial results. Any of these cybersecurity issues may cause operational stoppages, increased operational costs, fines, penalties and diminished competitive advantages through reputational damages.
We may not be able to prevent, or timely detect, issues with our products and our manufacturing processes which may adversely affect our operations and our earnings. We must continuously improve product development and manufacturing processes and systems to ensure we deliver high-quality, technically advanced products. Due to growth in operations, and our constrained supply chain, there is a risk our current manufacturing processes and systems are unable to maintain our high-quality and on-time delivery standards for our customers. If we are unable to maintain these standards, we could experience late deliveries and penalties, recalls, increased warranty costs, order cancellations and litigation.

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

We enter into fixed-price contracts, which could subject us to losses if we have cost overruns. In 2023, fixed-price contracts represented 93% of our over-time sales that we account for using the cost-to-cost method. On fixed-price contracts, we agree to perform the scope of work specified in the contract for a predetermined price. Depending on the fixed price negotiated, these contracts may provide us with an opportunity to achieve higher profits based on the relationship between our total contract costs and the contract's fixed price. However, we bear the risk that increased or unexpected costs may reduce our profit or cause us to incur a loss on the contract, which would reduce our net earnings. Although we closely monitor all programs and continuously seek opportunities, in coordination with our customers and suppliers, to mitigate future material impacts on profitability relating to our fixed price contracts, we may be unsuccessful in these efforts and our net earnings may be reduced. Contract loss reserves are most commonly associated with fixed-price contracts that involve the design and development of innovative control systems to meet the customer's specifications.
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

Significant changes in discount rates, rates of return on pension assets, mortality tables and other factors could adversely affect our earnings and equity and increase our pension funding requirements. Pension costs and obligations are determined using actual results as well as actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality tables. Other assumptions include salary increases and retirement age. Some of these assumptions, such as the discount rate and return on pension assets, are reflective of economic conditions and largely out of our control. Despite our largest pension plan being well funded, changes in the pension assumptions could adversely affect our earnings, equity and funding requirements.

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth. Goodwill and other intangible assets are a substantial portion of our assets. At September 30, 2023, goodwill was $821 million and other intangible assets were $72 million of our total assets of $3.8 billion. The amount of goodwill and other intangible assets may increase in the future since our growth strategy includes acquisitions. However, we may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and adversely affect our enterprise value or financial condition significantly. We review whether goodwill or other intangible assets have been impaired annually, or more frequently, if there have been changes in circumstances or conditions.

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

Our operations in foreign countries expose us to currency, political and trade risks and adverse changes in local legal and regulatory environments could impact our results of operations. We have significant manufacturing and sales operations in foreign countries. In addition, our domestic operations sell to foreign customers. Our financial results may be adversely affected by fluctuations in foreign currencies and by the translation of the financial statements of our foreign subsidiaries from local currencies into U.S. dollars. Both the sales from international operations and export sales are subject to varying degrees of risks inherent in doing business outside of the U.S. Such risks include the possibility of unfavorable circumstances arising from host country laws, regulations or customs including, but not limited to privacy laws protecting personal data, changes in tariff and trade barriers and import or export licensing requirements. Uncertainty also remains with respect to trade policies and treaties between the U.S. and other countries including China, where we both source products and have customers. Changes to tariffs or other trade restrictions may result in higher prices for new aircraft, which may negatively impact customer order volume, and restrict our future orders. The potential loss of orders could negatively impact our financial results including lower sales, operating profits and cash flow. For our sales mix by country, see Note 22 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.

Government regulations could limit our ability to sell our products outside the U.S. and otherwise adversely affect our business. Our failure to obtain, or fully adhere to, the limitations contained in the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the U.S. In addition, the U.S. Government has established, and from time to time revises, sanctions that restrict or prohibit U.S. companies and their subsidiaries from doing business with certain foreign countries, entities and individuals. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including regulations relating to import-export control, technology transfer restrictions, anti-bribery, privacy regulations and anti-boycott provisions. From time to time, we have in the past filed, and may in the future file, voluntary disclosure reports with the U.S. Department of State and the Department of Commerce regarding certain violations of U.S. export laws and regulations discovered by us in the course of our business activities, employee training or internal reviews and audits. To date, our voluntary disclosures have not resulted in a fine, penalty, or export privilege denial or restriction that has materially impacted our financial condition or ability to export. Our failure, or failure by an authorized agent or representative that is attributable to us, to comply with these laws and regulations could result in administrative, civil or criminal liabilities. In the extreme case, these failures could result in financial penalties, suspension or debarment from government contracts or suspension of our export privileges, which could have a material adverse effect on us. For our sales mix by country, see Note 22 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.

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

The recently received invalidation of our facility security clearance by the U.S. Defense Counterintelligence and Security Agency (DCSA) could impact potential future business as well as adversely affect our operating results. The DCSA requires facility security clearance to bid and perform on classified contracts for the Department of Defense and other agencies of the U.S. government. On September 8, 2023, the DCSA notified us in writing that our existing facility security clearance has been “invalidated” on the basis that our Senior Management Official, Chief Executive Officer Pat Roche, is not a U.S. citizen. Until a mitigation plan approved by the DCSA is in place, we will not be able to enter new contracts that require a facility security clearance. While we expect to obtain approval from DCSA for our mitigation plan, there are no assurances that it will be approved in a timely manner or approved at all. Furthermore, the DCSA may require that we comply with additional, or currently unforeseen conditions or obligations, as part of the mitigation plan, which may adversely impact our business or operations. We expect that the mitigation measure will involve creating a subsidiary with an organizational structure and procedures to ensure the protection of classified information. The inability to enter into new contracts that require a facility security clearance until the mitigation plan is implemented, the unknown timeline and additional costs we may incur to satisfy the mitigation plan and the diversion of management's focus and resources away from operations and towards matters related to the mitigation plan could adversely affect our business, sales, operating profit and cash flow.
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

Our performance could suffer if we cannot maintain our culture as well as attract, retain and engage our employees. We believe our culture is our strongest asset and is the foundation of our business. Our culture focuses on trust, respect, collaboration, confidence and empowerment. Our strong culture allows us to recruit and retain top-level talent. We also believe our employees and our experienced leadership group are competitive advantages, as the best people, over time, produce the best results. If we are unable to carry these values forward by not attracting the most talented candidates, by not retaining and engaging our global workforce including our senior management team, or by not investing in their talent and personal development, our operational and financial performances could suffer

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
On September 30, 2023, we occupied 5,532,000 square feet of space, distributed by segment as follows:

	Square Feet
	Owned	Leased	Total
Aircraft Controls	1,481,000	394,000	1,875,000
Space and Defense Controls	1,107,000	486,000	1,593,000
Industrial Systems	1,388,000	656,000	2,044,000
Corporate Headquarters	20,000	—	20,000
Total	3,996,000	1,536,000	5,532,000
We have principal manufacturing facilities in the U.S. and countries throughout the world in the following locations:
•Aircraft Controls - U.S., Philippines, United Kingdom and Ireland.
•Space and Defense Controls - U.S., Ireland, United Kingdom and Australia.
•Industrial Systems - U.S., Germany, Italy, Japan, India, Czech Republic, China, Costa Rica, Netherlands, Luxembourg, Canada, Lithuania, United Kingdom and Philippines.
Our corporate headquarters is located in East Aurora, New York.
We believe that our properties have been adequately maintained, are generally in good condition and will be able to accommodate our capacity needs to meet current levels of demand. We continuously review our anticipated requirements for facilities and on the basis of that review, may from time to time acquire additional facilities, expand or dispose of existing facilities. Leases for our properties expire at various times from 2024 through 2093. Upon the expiration of our current leases, we believe that we will be able to either secure renewal terms or enter into leases for alternative locations at market terms.

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
The number of registered shareholders of our Class A common stock and Class B common stock was 517 and 296, respectively, as of November 6, 2023.
The following table summarizes our purchases of our common stock for the quarter ended September 30, 2023.
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)(2)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
July 2, 2023 - July 29, 2023	68,962	$106.13	—	2,172,081
July 30, 2023 - September 2, 2023	19,316	113.77	—	2,172,081
September 3, 2023 - September 30, 2023	12,823	114.12	—	2,172,081
Total	101,101	$108.60	—	2,172,081

(1)Reflects purchases by the Moog Inc. Stock Employee Compensation Trust Agreement ("SECT") of shares of Class B common stock from the Moog Inc. Retirement Savings Plan ("RSP") and the Employee Stock Purchase Plan ("ESPP") as follows: 13,010 shares at $108.54 during July; 18,324 shares at $113.70 during August and 11,538 shares at $113.57 during September.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations. In July, we accepted delivery of 765 Class A shares at $109.57 and 300 Class B shares at $112.06; In August, we accepted delivery of 88 Class A shares at $108.56 and 408 Class B shares at $116.16; In September, we accepted delivery of 1,236 Class A shares at $119.42 and 18 Class B shares at $110.78. In connection with the issuance of equity-based awards and shares to the ESPP, we purchased 54,887 Class B shares at $105.47 in July, 496 Class B shares at $115.43 in August and 31 Class B shares at $112.16 in September from the SECT.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

Performance Graph

The following graph and tables show the performance of the Company's Class A common stock compared to the NYSE Composite-Total Return Index and the S&P Aerospace & Defense Index for a $100 investment made on September 30, 2018, including reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return
Among Moog Inc., the NYSE Composite Index, and the S&P Aerospace & Defense Index

$160
$140
$120
$100
$80
$60
Index Value
9/18
9/19
9/20
9/21
9/22
9/23
Period Ending
Moog Inc. - Class A Common Stock
NYSE Composite - Total Return Index
S&P Aerospace & Defense Index

	9/18	9/19	9/20	9/21	9/22	9/23
Moog Inc. - Class A Common Stock	$100.00	$95.49	$75.50	$91.73	$85.77	$139.24
NYSE Composite - Total Return Index	100.00	102.03	102.17	132.70	113.35	132.78
S&P Aerospace & Defense Index	100.00	106.51	76.39	99.00	93.40	103.90

Item 6.	Reserved.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
OVERVIEW
We are a worldwide designer, manufacturer and systems integrator of high-performance precision motion and fluid controls and control systems for a broad range of applications in aerospace and defense and industrial markets.
Within the aerospace and defense market, our products and systems include:
•Defense market - primary and secondary flight controls and components for military aircraft, turreted weapon systems, tactical and strategic missile steering controls and various defense product components.
•Commercial aircraft market - primary and secondary flight controls and components for commercial aircraft.
•Space market - satellite avionics, positioning controls and components, launcher thrust vector controls and components, as well as integrated space vehicles.
In the industrial market, our products are used in a wide range of applications including:
•Industrial market - various components and systems used in various applications including: heavy industrial machinery used for metal forming and pressing, flight simulation motion control systems, gas and steam exploration and generation products, material and automotive structural and fatigue testing systems, as well as for the electrification of construction vehicles.
•Medical market - components and pumps for enteral clinical nutrition and infusion therapy, CT scan medical equipment, ultrasonic sensors and surgical handpieces and sleep apnea equipment.
We operate under three segments, Aircraft Controls, Space and Defense Controls and Industrial Systems. Our principal manufacturing facilities are located in the U.S., Philippines, United Kingdom, Germany, Italy, Costa Rica, China, Netherlands, Luxembourg, Japan, Czech Republic, Canada, India and Lithuania.
Under ASC 606, 64% of revenue was recognized over time for the year ended September 30, 2023, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.
For the year ended September 30, 2023, 36% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial Systems. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.
Our products and technologies affect millions of people around the world. Our solutions are critical to preserving national security, ensuring safe air transportation, reducing factory emissions and enhancing patient's lives all while driving innovation. Our engineers collaboratively design and manufacture the most advanced motion control products, to the highest quality standards, for use in demanding applications. By capitalizing on these core foundational strengths, we believe we have achieved a leadership position in the high performance, precision controls market and are "Shaping The Way Our World Moves™."
By leveraging our engineering heritage and by focusing on customer intimacy to solve our customers' most demanding technical problems, we have been able to expand our control product franchise to multiple markets; organically growing from a high-performance components manufacturer to a high-performance systems designer, manufacturer and integrator. In addition, we continue expanding our content positions on our current platforms, seeking to be the leading supplier in the niche markets we serve. We also look for innovation in all aspects of our business, employing new technologies to improve productivity, while focusing on talent development to strengthen our employee operational performance.

Our fundamental long-term strategies that will help us achieve our financial objectives center around pricing and simplification initiatives. Our pricing initiatives focus on receiving fair recognition for the value we deliver to our customers across all of our markets. Our simplification initiatives include:
•utilizing 80/20 processes to create, deliver and capture value,
•shaping our product and business portfolio to invest in growth areas and to divest those that no longer fit,
•rationalizing our manufacturing facility footprint to align with current and future business levels,
•focusing our factories so that individual sites meet the unique needs of a specific market, and
•investing in automation and technologies to improve business operations.
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

Acquisitions

On February 21, 2022, we acquired TEAM Accessories Limited ("TEAM") based in Dublin, Ireland for a purchase price of $14 million, consisting of $12 million in cash and contingent consideration with an initial fair value of $3 million. TEAM specializes in Maintenance, Report and Overhaul ("MRO") of engine and airframe components. This operation is included in our Aircraft Controls segment. TEAM has been rebranded as Moog MRO Services as of July 1, 2023.
Divestitures
On September 30, 2022, we sold a sonar business based in the United Kingdom previously included in our Industrial Systems segment. We received net proceeds of $13 million and recorded a loss of $15 million, net of transaction costs. The loss is subject to adjustments associated with amounts currently held in escrow.
On September 20, 2022, we sold assets of a security business based in Northbrook, Illinois previously included in our Space and Defense Controls segment. We received net proceeds of $10 million and recorded a loss of $4 million, net of transaction costs.

On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Aircraft Controls segment. We have cumulatively received net proceeds of $37 million and recorded a gain of $15 million, net of transaction costs. The initial gain recorded was reduced in 2023 by the recording of a reserve against the escrow receivable, which remains subject to adjustment until settlement.

For further information, refer to Note 3 - Acquisitions and Divestitures, of Item 8, Financial Statements and Supplementary Data, of this report.

Equity Method Investments and Joint Ventures

We use the equity method of accounting to record investments and operating results of those investments in which we do not have a controlling interest, however we do have the ability to exercise significant influence over operations. We held the following equity method investments and joint ventures as of the year ended September 30, 2023.
Moog Aircraft Services Asia ("MASA") is a joint venture included in our Aircraft Controls segment in which we currently hold a 51% ownership share.
We hold a 20% ownership interest in NOVI LLC ("NOVI") that is included in our Space and Defense Controls segment.
Suffolk Technologies Fund 1, L.P., is a limited partnership included in our Industrial Systems segment.
Hybrid Motion Solutions (“HMS”) is a joint venture in our Industrial Systems segment in which we hold a 50% ownership interest.
Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for using the cost method of accounting, which are included in Other assets in the Consolidated Balance Sheets.
For further information, refer to Note 9 - Equity Method Investments and Joint Ventures, of Item 8, Financial Statements and Supplementary Data, of this report.

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
Revenue Recognition on Over-Time Contracts
We recognize revenue from contracts with customers using the five-step model prescribed in ASC 606. For contracts that qualify for over time treatment, we recognize revenue as control of the promised goods or services is being transferred to the customer. This is accomplished by using the cost-to-cost method of accounting, which measures progress as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting. Revenue recognized using the cost-to-cost method of accounting over time for the year ended September 30, 2023 was 64% of total revenue. Revenue and cost estimates for substantially all over-time contract performance obligations are reviewed and updated quarterly. For further information, refer to Note 2 - Revenue from Contracts with Customers and Note 22 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.
Contract Reserves
At September 30, 2023, we had contract reserves of $45 million. Contract reserves are comprised of contract loss reserves, recall reserves, and contract-related reserves. Contract loss reserves are recorded for open contracts where it is anticipated that contract costs will be greater than contract income and are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related reserves are recorded for other reasons, such as delivery issues outside of the ordinary scope of the contract. For all three types of reserves, a provision for the entire amount of the loss is charged against income in the period in which the loss becomes known and can be reasonably estimated by management. For further information, refer to Note 2 - Revenue from Contracts with Customers, of Item 8, Financial Statements and Supplementary Data, of this report.
Reserves for Inventory Valuation
At September 30, 2023, we had net inventories of $724 million, or 36% of current assets. Reserves for inventory were $142 million, or 16% of gross inventories. Inventories are stated at the lower of cost or net realizable value with cost determined primarily on the first-in, first-out method of valuation.
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

Reviews for Impairment of Goodwill
At September 30, 2023, we had $821 million of goodwill, or 22% of total assets. We test goodwill for impairment for each of our reporting units at least annually, during our fourth quarter, and whenever events occur or circumstances change, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. We also test goodwill for impairment when there is a change in reporting units.
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
For our annual test of goodwill for impairment in 2023, we performed a qualitative assessment for each of our four reporting units.
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
Pension Assumptions
We maintain various defined benefit pension plans covering employees at certain locations. In 2023, pension expense for all defined benefit plans, which includes the postretirement benefit plan, was $40 million. For further information, refer to Note 15 - Employee Benefit Plans, of Item 8, Financial Statements and Supplementary Data, of this report. Pension obligations and the related costs are determined using actuarial valuations that involve several assumptions. The most critical assumptions are the discount rate, the long-term expected return on assets and mortality rates. Other assumptions include salary increases and retirement age.
We use the spot rate approach to estimate the service and interest cost components of the net periodic benefit cost for most of our plans. Under this approach the service cost is determined by applying the discount rates along the yield curve to the specific service cost cash flows to determine the present value. The interest cost component is computed by using each assumed discount rate along the curve. The discount rates used in determining expense for the U.S. Employees’ Retirement Plan, our largest plan, in 2023 were 5.5% for service cost and 5.4% for interest cost, compared to 3.3% and 2.7%, respectively, in 2022. A 50 basis point decrease in the discount rates would decrease our annual pension expense by $1 million. The discount rates are used to state expected future cash flows at present value. Using a higher discount rate typically decreases the present value of pension obligations and decreases pension expense. We use the Aon Hewitt AA Above Median yield curve to determine the discount rate for our U.S. defined benefit plans at year end. We believe that the Aon Hewitt AA Above Median yield curve best mirrors the yields of bonds that would be selected by management if actions were taken to settle our obligation.
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
The long-term expected return on assets assumption reflects the average rate of return expected on funds invested or to be invested to provide for the benefits included in the projected benefit obligation. In determining the long-term expected return on assets assumption, we consider our current and target asset allocations. We consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes and economic and other indicators of future performance. Asset management objectives include maintaining an adequate level of diversification to reduce interest rate and market risk and to provide adequate liquidity to meet immediate and future benefit payment requirements. In determining the 2023 expense for our largest plan, we used a 6.5% return on assets assumption, compared to 5.0% for 2022. A 25 basis point decrease in the long-term expected return on assets assumption would increase our annual pension expense by $1 million.

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
We record reserves against tax benefits when it’s more likely than not that we will not sustain a position if the appropriate taxing jurisdiction had full information and examined our position. We adjust these reserves when facts and circumstances change, such as when progress is made by taxing authorities in their review of our position. There is a considerable amount of judgment in making these assessments. There were no significant reserves taken in 2023.
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
At September 30, 2023, we had gross deferred tax assets of $170 million and deferred tax asset valuation allowances of $6 million. The deferred tax assets principally relate to benefit accruals, inventory obsolescence, tax benefit carryforwards, contract reserves and lease liabilities. The deferred tax assets include $8 million related to tax benefit carryforwards associated with net operating losses and tax credits, for which $6 million of deferred tax asset valuation allowances are recorded. For further information, refer to Note 16 - Income Taxes, of Item 8, Financial Statements and Supplementary Data, of this report.

CONSOLIDATED RESULTS OF OPERATIONS
The following is a discussion of our results of operations in 2023 compared to 2022. A discussion of our 2022 results of operations compared to 2021 results can be found within Part II, Item 7. Management's Discussion and Analysis within our 2022 Annual Report on Form 10-K, filed with the SEC on November 14, 2022.

				2023 vs. 2022		2022 vs. 2021
(dollars and shares in millions, except per share data)	2023	2022	2021	$ Variance	% Variance	$ Variance	% Variance
Net sales	$3,319	$3,036	$2,852	$283	9%	$184	6%
Gross margin	26.9%	27.0%	27.2%
Research and development expenses	$107	$110	$126	$(3)	(3%)	$(16)	(13%)
Selling, general and administrative expenses as a percentage of sales	14.2%	14.8%	14.4%
Interest expense	$64	$37	$34	$27	73%	$3	8%
Asset impairment	$15	$18	$2	$(3)	(19%)	$17	n/a
Restructuring expense	$8	$10	$—	$(2)	(16%)	$10	n/a
Loss on sale of businesses	$1	$3	$2	$(2)	(73%)	$2	118%
Gain on sale of buildings	$(10)	$(9)	$—	$(1)	n/a	$(9)	n/a
Pension settlement	$13	$—	$—	$13	—%	$—	—%
Other	$9	$1	$(3)	$8	n/a	$4	(146%)
Effective tax rate	20.9%	23.6%	22.8%
Net earnings	$171	$155	$157	$16	10%	$(2)	(1%)
Diluted average common shares outstanding	32	32	32	—	—%	—	(1%)
Diluted earnings per share	$5.34	$4.83	$4.87	$0.51	11%	$(0.04)	(1%)
Total backlog	$5,100	$5,200	$4,800	$(100)	(2%)	$400	9%
Twelve-month backlog	$2,400	$2,300	$2,100	$100	4%	$200	10%
Net sales increased across all of our segments in 2023 compared to 2022. The absence of sales associated with our businesses divested in 2022 decreased sales $36 million. Also, weaker foreign currencies, primarily the British Pound, Chinese Yuan and the Euro relative to the U.S. Dollar, decreased sales $19 million in 2023 relative to 2022. Excluding these effects, sales increased 11% in 2023 compared to 2022.
Gross margin declined slightly in 2023 compared to 2022. Incremental contract charges, primarily in Space and Defense Controls and in Aircraft Controls, offset benefits of pricing initiatives across our three segments.
Research and development expenses in 2023 decreased compared to 2022 due to our prioritization of our engineering activities on funded development programs.
Selling, general and administrative expense as a percentage of sales decreased in 2023 compared to 2022, reflecting the incremental benefit of higher sales volume.
Interest expense in 2023 compared to 2022 increased due to higher interest rates on our outstanding debt balances and due to higher debt levels.
In 2023 and 2022 we incurred charges for various restructuring activities and impairments across all of our segments as we progressed on simplifying our business. In 2023, we incurred $29 million of impairment charges, inventory write-downs and restructuring charges, primarily in Industrial Systems. Additionally in 2023, we benefited from a $10 million gain from the sale of three buildings in Industrial Systems. In 2022 we incurred $31 million from various asset impairments, restructuring expenses and inventory write-down charges across all of our segments. We also incurred $19 million of losses on the sales of businesses in both Space and Defense Controls and in Industrial Systems. These were partially offset by a $16 million gain from the sale of a business in Aircraft Controls and a $9 million gain of the sale of a building in Industrial Systems.
In 2023, we settled $41 million of our projected benefit obligation through a lump sum buyout and incurred a $13 million non-cash pension settlement charge.
Other expense in 2023 increased compared to 2022 due to a $6 million increase in non-service pension expense.

The effective tax rates in 2023 and 2022 both include benefits of favorable provision to return adjustments for tax credits associated with the respective prior year's tax returns.
The twelve-month backlog at September 30, 2023 increased as compared with the twelve-month backlog at October 1, 2022. Within Aircraft Controls, we had higher orders for both military and commercial OEM programs. The twelve-month backlog also increased in Space and Defense Controls across our defense control programs as well as our space vehicle programs. Partially offsetting these increases was a decline in Industrial Systems' twelve-month backlog due to lower orders across our industrial automation programs.

SEGMENT RESULTS OF OPERATIONS
Operating profit, as presented below, is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit is reconciled to earnings before income taxes in Note 22 - Segments, of Item 8, Financial Statements and Supplementary Data, of this report.
 Aircraft Controls

				2023 vs. 2022		2022 vs. 2021
(dollars in millions)	2023	2022	2021	$ Variance	% Variance	$ Variance	% Variance
Net sales - military aircraft	$700	$745	$782	$(45)	(6%)	$(37)	(5%)
Net sales - commercial aircraft	689	511	379	178	35%	132	35%
	$1,389	$1,256	$1,161	$133	11%	$95	8%
Operating profit	$145	$124	$97	$21	17%	$27	28%
Operating margin	10.4%	9.8%	8.3%
Aircraft Controls' net sales increased in 2023 compared to 2022, as the continued commercial aircraft market recovery was partially offset by lower military sales.
In 2023, sales increased $120 million across all of our commercial OEM programs. Sales increased $35 million across our widebody programs and increased $22 million across our other Boeing and Airbus commercial aircraft programs. Additionally, higher sales volumes for business jets increased sales $27 million. Also in 2023, sales increased $58 million across all of our commercial aftermarket programs. We benefited from higher amounts of spares and repair volume, primarily for the A350 program, as well as the sale of inventory on mature programs that we decided to exit as part of our simplification efforts.
Partially offsetting the commercial increases were sales declines across both our military OEM and aftermarket programs. Sales decreased $30 million in our military OEM programs as lower funded development activities reduced sales $38 million. Partially offsetting the decline was a $13 million increase in sales for the F-35 program. Also, military aftermarket sales decreased $16 million across our programs due to lower repair volume.
Operating margin increased in 2023 compared to 2022. Adjustments in 2023 included $5 million of impairment, inventory write-down and restructuring charges. Adjustments in 2022 included $15 million of impairment and $4 million of restructuring expenses, mostly offset by a $16 million gain associated with the divestiture of our NAVAIDS business. Excluding these charges, the adjusted operating margins in 2023 and 2022 were 10.8% and 10.1%, respectively. The resulting 70 basis-point increase in adjusted operating margin is largely due to the benefits of our pricing and simplification initiatives. Partially offsetting the margin increases were additional charges for military funded development programs.

Space and Defense Controls

				2023 vs. 2022		2022 vs. 2021
(dollars in millions)	2023	2022	2021	$ Variance	% Variance	$ Variance	% Variance
Net sales	$947	$872	$799	$75	9%	$73	9%
Operating profit	$96	$87	$88	$9	10%	$(1)	(2%)
Operating margin	10.1%	10.0%	11.1%
Space and Defense Controls' net sales increased in 2023 compared to 2022 driven by growing defense demand in both of our markets.
In 2023 sales increased $41 million in our space market due to accelerated activity on satellite avionics and components programs. Within our defense market, sales increased $34 million. Sales increased $40 million on our reconfigurable turret program, which achieved full-rate production in the first quarter of 2023. Also, new defense programs increased sales $10 million. Partially offsetting these increases was the absence of sales from our divested security business.
Operating margin increased slightly in 2023 compared to 2022. In 2023, we incurred $3 million of restructuring and impairment charges. In 2022, we incurred $4 million of restructuring and inventory write-down charges, and incurred a $4 million loss associated with the divestiture of our security business. Excluding these charges, adjusted operating margins were 10.5% and 10.9%, respectively. The resulting decline in adjusted operating margin is due to cost growth on our space vehicle development programs. Mostly offsetting the decline was the incremental margin from higher sales and improved operational performance.

Industrial Systems

				2023 vs. 2022		2022 vs. 2021
(dollars in millions)	2023	2022	2021	$ Variance	% Variance	$ Variance	% Variance
Net sales	$983	$907	$892	$76	8%	$15	2%
Operating profit	$102	$72	$86	$30	41%	$(14)	(16%)
Operating margin	10.4%	8.0%	9.6%
Industrial Systems' net sales increased in 2023 compared to 2022, primarily due to general market recoveries. Weaker foreign currencies, primarily the Chinese Yuan and the Euro relative to the U.S. Dollar, decreased sales $14 million. Also, sales decreased $12 million due to the absence of prior year sales associated with our sonar business that we divested in the fourth quarter of 2022. Excluding the impacts of weaker foreign currencies and the divested sales, the resulting sales increase was 12%.
In 2023 compared to 2022, sales increased across all of our markets. Sales increased $50 million for our industrial automation programs, driven by higher demand for industrial components and core products, and by new orders for our electrified construction vehicles. Sales also increased $25 million in our simulation and test programs due to higher orders for flight simulation products. Additionally, sales increased $11 million in our energy market excluding the lost sales associated with our divested business.
Operating margin increased in 2023 compared to 2022. In 2023, we incurred $13 million of impairment losses and $8 million of restructuring and write-down charges as we continued to simplify our business operations. These charges were offset by a $10 million gain related to the sales of three buildings. In 2022, we incurred a $15 million loss associated with the divestiture of our sonar business and incurred $8 million of restructuring, inventory write-downs and asset impairment charges. These were partially offset by a $9 million gain on the sale of a building. Excluding these impacts, adjusted operating margins were 11.5% and 9.5%, respectively. The resulting increase in adjusted operating margin is primarily due to the benefits of our pricing and simplification initiatives.

SEGMENT OUTLOOK

			2024 vs. 2023
(dollars in millions)	2024	2023	$ Variance	% Variance
Net sales:
Military Aircraft	$735	$700	$35	5%
Commercial Aircraft	785	689	96	14%
Aircraft Controls	1,520	1,389	131	9%
Space and Defense Controls	1,015	947	68	7%
Industrial Systems	915	983	(68)	(7%)
	$3,450	$3,319	$131	4%
Operating profit:
Military Aircraft	$85	$57	$28	48%
Commercial Aircraft	80	88	(8)	(9%)
Aircraft Controls	165	145	20	14%
Space and Defense Controls	137	96	41	43%
Industrial Systems	113	102	11	11%
	$415	$343	$72	21%
Operating margin:
Military Aircraft	11.6%	8.2%
Commercial Aircraft	10.2%	12.7%
Aircraft Controls	10.9%	10.4%
Space and Defense Controls	13.5%	10.1%
Industrial Systems	12.3%	10.4%
	12.0%	10.3%

Net earnings	$220	$171
Diluted earnings per share	$6.80	$5.34
2024 Outlook – We expect higher sales in 2024, driven by the continued market recovery in our aerospace and defense markets. However, a slowdown of orders will reduce sales in our industrial market. We also expect operating margin will increase due to the continued benefits of our pricing and simplification initiatives. Partially offsetting the incremental profit is an expected higher interest expense and a higher tax rate. We expect diluted earnings per share will range between $6.60 and $7.00, with a midpoint of $6.80.
2024 Outlook for Military Aircraft Controls – In 2024, we expect sales growth in our OEM programs, in particular sales for the V-280 program. Partially offsetting the increase is an expected sales decline in military aftermarket programs as defense funding shifts from legacy refurbishments to product modernization. We expect operating margin will increase due to having a full year of activity on the V-280 program, and due to lower amounts of charges associated with funded development contracts which are winding down.
2024 Outlook for Commercial Aircraft Controls – In 2024, we expect sales growth to come from our widebody OEM programs as build rates continue to recover. We expect lower sales in commercial aftermarket as the prior year's specials won't repeat, which will also reduce our operating margin in 2024.
2024 Outlook for Space and Defense Controls – In 2024, we expect sales growth across both of our space and defense markets, primarily driven by the increased investment in defense spending. We expect operating margin will increase due to the absence of the prior year's charges associated with our space vehicles development programs.
2024 Outlook for Industrial Systems – In 2024, we expect a decrease in sales due to lower orders in our industrial automation market consistent with macroeconomic indicators for capital spending. We also expect a sales decrease associated with the lost sales associated with our footprint and portfolio initiatives. We expect operating margin will increase due to the benefits of our pricing initiatives and the savings from our simplified operations.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows

				2023 vs. 2022		2022 vs. 2021
(dollars in millions)	2023	2022	2021	$ Variance	% Variance	$ Variance	% Variance
Net cash provided (used) by:
Operating activities	$136	$247	$293	$(111)	(45%)	$(46)	(16%)
Investing activities	(163)	(85)	(191)	(78)	91%	106	(55%)
Financing activities	(23)	(135)	(87)	112	(83%)	(48)	55%
Operating activities
Net cash provided by operating activities decreased in 2023 compared to 2022. Accounts receivable used $64 million more of cash, as last year included a $100 million benefit from the Receivables Purchase Agreement program. Also, inventory used $102 million more of cash as all of our segments faced supply chain and labor availability challenges preventing the release of products, especially in the first half of 2023. Partially offsetting the higher use of cash was a $38 million benefit of higher customer advances across our aerospace and defense programs.
Investing activities
Net cash used by investing activities in 2023 included $173 million of capital expenditures, driven by investments in facilities and equipment to accommodate our sales growth, focus our factories and enhance our capabilities through automation. Also, 2023 included $22 million of proceeds from the sales of buildings and businesses.
Net cash used by investing activities in 2022 included $139 million of capital expenditures, as we increased investments in facilities to support our sales growth. Also, 2022 included $12 million for the acquisition of TEAM Accessories. These cash outflows were partially offset by $71 million of proceeds from the sales of two businesses and a building in 2022.
Financing activities
Net cash used by financing activities in 2023 included $26 million of net borrowings on our credit facilities. Partially offsetting the borrowings was a cash use of $34 million for dividend payments.
Net cash used by financing activities in 2022 included $68 million of net payments on our credit facilities. Additionally, financing activities in 2022 included $33 million of cash dividends and $33 million of share repurchases.

General
Cash flows from our operations, together with our various financing arrangements, fund on-going activities, debt service requirements, organic growth, acquisition opportunities and the ability to return capital to shareholders. We believe these sources of funding will be sufficient to meet our cash requirements for the next 12 months and for the foreseeable future thereafter.
At September 30, 2023, our cash balances were $69 million, which includes $63 million held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.
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
Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the outstanding credit facility borrowings was 6.93% and is based on SOFR plus the applicable margin, which was 1.60% at September 30, 2023.
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
The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on October 26, 2025. Interest was 7.55% as of September 30, 2023 and is based on SOFR plus a margin of 2.23%.
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
Our Receivables Purchase Agreement, which matures on November 4, 2024, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $100 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 6.32% as of September 30, 2023.
At September 30, 2023, we had $712 million of unused capacity, including $710 million from the U.S. revolving credit facility after considering standby letters of credit and other limitations.
We are in compliance with all covenants under each of our financing arrangements.
See Note 10 - Indebtedness, of Item 8, Financial Statements and Supplementary Data, for additional details regarding our financing arrangements.

Dividends and Common Stock
We believe we can create long term value for our shareholders by continuing to invest in our business through both capital expenditures as well as investments in new market opportunities. We will also continue exploring opportunities to make strategic acquisitions and return capital to shareholders.
We are currently paying quarterly cash dividends on our Class A and Class B common stock and expect to continue to do so for the foreseeable future. See the Consolidated Statement of Shareholders Equity and Cash Flows, of Item 8, Financial Statements and Supplementary Data, for additional details regarding our financing arrangements.
The Board of Directors authorized a share repurchase program that permits repurchases for both Class A and Class B common stock, and allows us to buy up to an aggregate 3 million common shares. There are approximately 2.2 million common shares remaining under this authorization. See the Consolidated Statement of Shareholders Equity and Cash Flows, of Part II, Item 8, Financial Information and Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this report for additional details.
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
Contractual Obligations and Commercial Commitments
For further information on our contractual obligations and commitments as of September 30, 2023, see the notes referenced below, of Item 8, Financial Statements and Supplementary Data, of this report.
Right-of-use lease liabilities - See Note 7 - Leases, for details on obligations and timing of expected future payments, including a five-year maturity schedule.

Debt Obligations and Interest Payments - See Note 10 - Indebtedness, for details of our debt and timing of expected future principal and interest payments. Our current and long-term interest obligation on fixed-rate debt is $21 million and $68 million, respectively. Interest on variable-rate long-term debt, assuming the rate and outstanding balances do not change from those at September 30, 2023, would be approximately $27 million annually.

Employee Benefit Plans - See Note 15 - Employee Benefit Plans, for details on our obligations and timing of expected future payments under these plans. In 2024, we have no minimum funding requirements. However, we anticipate making contributions to defined benefit pension plans of $14 million, of which approximately $6 million is for a non-qualified U.S. plan. We are unable to determine minimum funding requirements beyond 2024. We have made no discretionary incremental contributions to our defined benefit plans in excess of minimum funding requirements. We do not plan to make additional contributions for the foreseeable future.

Income Taxes - We are unable to determine if and when any unrecognized tax benefits, which are not material, will be settled, nor can we estimate any potential changes to the unrecognized tax benefits. See Note 16 - Income Taxes, for additional details of tax obligations.

Commitments - See Note 24 - Commitments and Contingencies, for additional details.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense and industrial markets. Our businesses are facing varying levels of supply chain pressures from the residual impacts of the COVID-19 pandemic.
Our aerospace and defense businesses represented 70% of our 2023 sales. Within the defense market, our programs are directly affected by funding levels, which have recently increased. Our commercial aircraft market, which represented 21% of our 2023 sales, is driven by our customers' growing demand. While domestic travel has recovered, global international travel remains slightly below pre-pandemic levels.
Within our industrial markets, which represented 30% of our 2023 sales, our programs benefited from increased order demand within industrial automation, simulation and test and energy markets.
A common factor throughout our markets is the continuing demand for technologically advanced products.
Aerospace and Defense
Within aerospace and defense, we serve three end markets: defense, commercial aircraft and space.
The defense market is dependent on military spending for development and production programs. We have a growing development program order book for future generation aircraft and turret programs, and we strive to embed our technologies within these high-performance military programs of the future including the Textron Bell V-280 Valor. Aircraft production programs are typically long-term in nature, offering predictable capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Lightning II. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending have increased in the near-term given the current global tensions, and are subject to presidential and congressional approval.

The commercial OEM aircraft market has depended on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. Domestic air travel has recovered from the impact of the COVID-19 pandemic, and international travel utilizing primarily widebody aircraft is close to 2019 levels. We believe Boeing and Airbus will continue to directionally match their widebody aircraft production rates with the post-pandemic air traffic volumes, which affects our demand for our flight control systems.

The commercial aftermarket is driven by usage and the age of the existing aircraft fleet for passenger and cargo aircraft, which drives the need for maintenance and repairs. We have seen a recovery in the demand volume for our maintenance services and spare parts after the COVID-19 pandemic. During the pandemic, there were very few new A350 and 787 entries into service. These delays have subsequent impacts on our aftermarket revenue, as sales are generated after the warranty period. Therefore, we expect aftermarket sales growth to be modest over the next few years.

The space market is comprised of three customer markets: the civil market, the U.S. Department of Defense market and the commercial space market. The civil market, namely NASA, is driven by investment for commercial and exploration activities, including NASA's return to the moon. The U.S. Department of Defense market is driven by governmental-authorized levels of defense spending, including funding for defense-related satellite technologies. Levels of U.S. defense spending could increase as there is growing emphasis on space as the next frontier of potential future conflicts. The commercial space market is comprised of large satellite customers, which traditionally sell to communications companies. Trends for this market, as well as for commercial launch vehicles, follow demand for increased capacity. Our launch vehicle and satellite components and systems, as well as our new space vehicle programs, will continue to develop from increased investments in these markets.

Industrial
Within industrial, we serve two end markets: industrial and medical.The industrial market consists of industrial automation products, simulation and test products and energy generation and exploration products. The medical market consists of medical devices and medical components products.
The industrial market we serve with our industrial automation products is influenced by several factors including capital investment levels, the pace of product innovation, economic conditions, cost-reduction efforts, technology upgrades and the subsequent effects of the COVID-19 pandemic. We experience challenges from changing demands from customers that have both surged and reduced their industrial product orders, as our customers are impacted by rapidly changing international and domestic economic conditions.
Our simulation and test products operate in markets that were largely affected by the same factors and investment challenges stemming from the COVID-19 pandemic on our commercial aircraft market. However, we have seen stronger order demand for flight simulation systems as the airline training market recovers in line with domestic and foreign flight hours.
Our energy generation and exploration products operate in a market that is influenced by changing oil and natural gas prices, global urbanization and the resulting change in supply and demand for global energy. Historically, drivers for global growth include investments in power generation infrastructure and exploration of new oil and gas resources.
The medical market we serve, in general, is influenced by economic conditions, regulatory environments, hospital and outpatient clinic spending on equipment, population demographics, medical advances, patient demands and the need for precision control components and systems. Advances in medical technology and medical treatments have resulted in the greater need for medical services, which drive the demand for our medical devices and components programs.
Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Aircraft Controls and Industrial Systems. About one-sixth of our 2023 sales were denominated in foreign currencies. During 2023, average foreign currency rates generally weakened against the U.S. dollar compared to 2022. The translation of the results of our foreign subsidiaries into U.S. dollars decreased sales by $19 million compared to one year ago. During 2022, average foreign currency rates generally weakened against the U.S. dollar compared to 2021. The translation of the results of our foreign subsidiaries into U.S. dollars decreased 2022 sales by $44 million compared to 2021.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 - Summary of Significant Accounting Policies, included in Item 8, Financial Statements and Supplementary Data, of this report for further information regarding Financial Accounting Standards Board issued Accounting Standards Updates ("ASU").

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to interest rate risk from our long-term debt and foreign exchange rate risk related to our foreign operations and foreign currency transactions. To manage these risks, we may enter into derivative instruments such as interest rate swaps and foreign currency contracts. We do not hold or issue financial instruments for trading purposes. In 2023, our derivative instruments consisted of foreign currency contracts.
At September 30, 2023, we had $368 million of borrowings subject to variable interest rates. At September 30, 2023, we had no outstanding interest rate swaps. During 2023, our average borrowings subject to variable interest rates were $481 million and, therefore, if interest rates had been one percentage point higher during 2023, our interest expense would have been $5 million higher.
We also enter into forward contracts to reduce fluctuations in foreign currency cash flows related to third party purchases and revenue, intercompany product shipments and to reduce exposure on intercompany balances that are denominated in foreign currencies. We have foreign currency contracts with notional amounts of $122 million outstanding at September 30, 2023 that mature at various times through March 1, 2024. These include notional amounts of $122 million outstanding where the U.S. dollar is one side of the trade. The net fair value of all of our foreign currency contracts involving the U.S. dollar was a $1 million net liability at September 30, 2023. A hypothetical 10% increase in the value of the U.S. dollar against all currencies would decrease the fair value of our foreign currency contracts at September 30, 2023 by approximately $9 million, while a hypothetical 10% decrease in the value of the U.S. dollar against all currencies would increase the fair value of our foreign currency contracts at September 30, 2023 by approximately $11 million. It is important to note that gains and losses indicated in the sensitivity analysis would often be offset by gains and losses on the underlying receivables and payables.
Although the majority of our sales, expenses and cash flows are transacted in U.S. dollars, we have exposure to changes in foreign currency exchange rates such as the Euro and British pound. If average annual foreign exchange rates collectively weakened or strengthened against the U.S. dollar by 10%, our net earnings in 2023 would have decreased or increased by $8 million from foreign currency translation. This sensitivity analysis assumed that each exchange rate would change in the same direction relative to the U.S. dollar and excludes the potential effects that changes in foreign currency exchange rates may have on actual transactions.

Item 8.	Financial Statements and Supplementary Data.
Consolidated Statements of Earnings

	Fiscal Years Ended
(dollars in thousands, except share and per share data)	September 30, 2023	October 1, 2022	October 2, 2021
Net sales	$3,319,122	$3,035,783	$2,851,993
Cost of sales	2,423,245	2,211,384	2,076,270
Inventory write-down	4,345	3,598	—
Gross profit	891,532	820,801	775,723
Research and development	106,551	109,527	125,528
Selling, general and administrative	469,836	448,531	412,028
Interest	63,578	36,757	33,892
Asset impairment	14,628	18,053	1,500
Restructuring	7,997	9,509	—
Loss on sale of businesses	900	3,346	1,536
Gain on sale of buildings	(10,030)	(9,075)	—
Pension settlement	12,542	—	—
Other	9,478	1,174	(2,535)
Earnings before income taxes	216,052	202,979	203,774
Income taxes	45,054	47,802	46,554
Net earnings	$170,998	$155,177	$157,220

Net earnings per share
Basic	$5.37	$4.85	$4.90
Diluted	$5.34	$4.83	$4.87

Average common shares outstanding
Basic	31,831,687	31,977,482	32,112,589
Diluted	32,044,226	32,117,028	32,297,956
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Fiscal Years Ended
(dollars in thousands)	September 30, 2023	October 1, 2022	October 2, 2021
Net earnings	$170,998	$155,177	$157,220
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	41,538	(89,035)	10,005
Retirement liability adjustment	11,626	27,979	30,443
Change in accumulated loss (income) on derivatives	3,269	(2,426)	(2,555)
Other comprehensive income (loss), net of tax	56,433	(63,482)	37,893
Comprehensive income	$227,431	$91,695	$195,113
See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(dollars in thousands, except per share data)	September 30, 2023	October 1, 2022
ASSETS
Current assets
Cash and cash equivalents	$68,959	$101,990
Restricted cash	185	15,338
Receivables, net	434,723	375,502
Unbilled receivables	706,601	614,760
Inventories, net	724,002	588,466
Prepaid expenses and other current assets	50,862	60,349
Total current assets	1,985,332	1,756,405
Property, plant and equipment, net	814,696	668,908
Operating lease right-of-use assets	56,067	69,072
Goodwill	821,301	805,320
Intangible assets, net	71,637	85,410
Deferred income taxes	8,749	8,630
Other assets	50,254	38,096
Total assets	$3,808,036	$3,431,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current installments of long-term debt	$—	$916
Accounts payable	264,573	232,104
Accrued compensation	111,154	93,141
Contract advances and progress billings	377,977	296,899
Accrued liabilities and other	211,769	215,376
Total current liabilities	965,473	838,436
Long-term debt, excluding current installments	863,092	836,872
Long-term pension and retirement obligations	157,455	140,602
Deferred income taxes	37,626	63,527
Other long-term liabilities	148,303	115,591
Total liabilities	2,171,949	1,995,028
Shareholders’ equity
Common stock - par value $1.00
Class A - Authorized 100,000,000 shares	43,822	43,807
Issued 43,822,344 and outstanding 28,739,299 shares at September 30, 2023
Issued 43,806,835 and outstanding 28,767,243 shares at October 1, 2022
Class B - Authorized 20,000,000 shares. Convertible to Class A on a one-for-one basis	7,458	7,473
Issued 7,457,369 and outstanding 3,142,226 shares at September 30, 2023
Issued 7,472,878 and outstanding 3,014,475 shares at October 1, 2022
Additional paid-in capital	608,270	516,123
Retained earnings	2,496,979	2,360,055
Treasury shares	(1,057,938)	(1,047,012)
Stock Employee Compensation Trust	(114,769)	(73,602)
Supplemental Retirement Plan Trust	(93,126)	(58,989)
Accumulated other comprehensive loss	(254,609)	(311,042)
Total shareholders’ equity	1,636,087	1,436,813
Total liabilities and shareholders’ equity	$3,808,036	$3,431,841
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Fiscal Years Ended
(dollars in thousands)	September 30, 2023	October 1, 2022	October 2, 2021
COMMON STOCK
Beginning and end of year	$51,280	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of year	516,123	509,622	472,645
Issuance of treasury shares	7,852	11,570	7,478
Equity-based compensation expense	8,119	7,460	6,859
Adjustment to market - SECT and SERP	76,176	(12,529)	22,640
End of year	608,270	516,123	509,622
RETAINED EARNINGS
Beginning of year	2,360,055	2,237,848	2,112,734
Net earnings	170,998	155,177	157,220
Dividends (1)	(34,074)	(32,970)	(32,106)
End of year	2,496,979	2,360,055	2,237,848
TREASURY SHARES AT COST
Beginning of year	(1,047,012)	(1,007,506)	(990,783)
Class A and B shares issued related to compensation	16,107	11,326	14,139
Class A and B shares purchased	(27,033)	(50,832)	(30,862)
End of year	(1,057,938)	(1,047,012)	(1,007,506)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of year	(73,602)	(79,776)	(64,242)
Issuance of shares	15,713	13,250	679
Purchase of shares	(14,841)	(14,830)	(4,239)
Adjustment to market	(42,039)	7,754	(11,974)
End of year	(114,769)	(73,602)	(79,776)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of year	(58,989)	(63,764)	(53,098)
Adjustment to market	(34,137)	4,775	(10,666)
End of year	(93,126)	(58,989)	(63,764)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of year	(311,042)	(247,560)	(285,453)
Other comprehensive income (loss)	56,433	(63,482)	37,893
End of year	(254,609)	(311,042)	(247,560)
TOTAL SHAREHOLDERS’ EQUITY	$1,636,087	$1,436,813	$1,400,144
See accompanying Notes to Consolidated Financial Statements.
(1) Cash dividends were $1.07, $1.03 and $1.00 per share for the fiscal years ended September 30, 2023, October 1, 2022, and October 2, 2021, respectively.

Consolidated Statements of Shareholders’ Equity, Shares

	Fiscal Years Ended
(share data)	September 30, 2023	October 1, 2022	October 2, 2021
COMMON STOCK - CLASS A
Beginning of year	43,806,835	43,803,236	43,799,229
Conversion of Class B to Class A	15,509	3,599	4,007
End of year	43,822,344	43,806,835	43,803,236
COMMON STOCK - CLASS B
Beginning of year	7,472,878	7,476,477	7,480,484
Conversion of Class B to Class A	(15,509)	(3,599)	(4,007)
End of year	7,457,369	7,472,878	7,476,477
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of year	(14,614,444)	(14,157,721)	(13,959,998)
Class A shares issued related to compensation	50,057	45,201	39,227
Class A shares purchased	(93,510)	(501,924)	(236,950)
End of year	(14,657,897)	(14,614,444)	(14,157,721)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of year	(3,020,291)	(3,179,055)	(3,344,877)
Class B shares issued related to compensation	336,451	333,200	346,585
Class B shares purchased	(213,005)	(174,436)	(180,763)
End of year	(2,896,845)	(3,020,291)	(3,179,055)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of year	(611,942)	(600,880)	(557,543)
Issuance of shares	168,519	165,592	8,683
Purchase of shares	(148,705)	(176,654)	(52,020)
End of year	(592,128)	(611,942)	(600,880)
SERP - CLASS B COMMON STOCK
Beginning and end of year	(826,170)	(826,170)	(826,170)
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Fiscal Years Ended
(dollars in thousands)	September 30, 2023	October 1, 2022	October 2, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$170,998	$155,177	$157,220
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation	78,692	75,238	76,671
Amortization	11,541	13,151	13,488
Deferred income taxes	(35,531)	11,739	8,162
Equity-based compensation expense	10,582	8,882	7,461
Loss on sale of businesses	900	3,346	1,536
Asset impairment and inventory write-down	18,973	21,651	1,500
Gain on sale of buildings	(10,030)	(9,075)	—
Pension settlement	12,542	—	—
Other	6,244	6,818	(791)
Changes in assets and liabilities providing (using) cash:
Receivables	(56,575)	7,668	(22,258)
Unbilled receivables	(87,915)	(94,535)	(51,201)
Inventories	(130,378)	(28,677)	19,576
Accounts payable	28,641	43,349	20,520
Contract advances and progress billings	79,983	42,097	59,298
Accrued expenses	(1,692)	(4,445)	2,290
Accrued income taxes	22,869	3,070	4,653
Net pension and post retirement liabilities	13,940	18,093	12,503
Other assets and liabilities	2,151	(26,745)	(17,402)
Net cash provided by operating activities	135,935	246,802	293,226
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	—	(11,832)	(77,600)
Purchase of property, plant and equipment	(173,286)	(139,431)	(128,734)
Net proceeds from businesses sold	1,892	57,315	—
Net proceeds from buildings sold	19,702	13,297	14,675
Other investing transactions	(11,455)	(4,573)	502
Net cash used by investing activities	(163,147)	(85,224)	(191,157)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	1,044,101	840,475	799,950
Payments on revolving lines of credit	(1,017,420)	(827,801)	(838,936)
Proceeds from long-term debt	—	—	78,700
Payments on long-term debt	(916)	(80,364)	(68,080)
Payments on finance lease obligations	(4,620)	(2,524)	(2,156)
Payment of dividends	(34,074)	(32,970)	(32,106)
Proceeds from sale of treasury stock	19,785	18,414	10,866
Purchase of outstanding shares for treasury	(29,306)	(48,558)	(31,673)
Proceeds from sale of stock held by SECT	15,713	13,250	679
Purchase of stock held by SECT	(14,251)	(14,830)	(4,239)
Other financing transactions	(2,027)	—	—
Net cash used by financing activities	(23,015)	(134,908)	(86,995)
Effect of exchange rate changes on cash	2,043	(10,256)	768
Increase (decrease) in cash, cash equivalents and restricted cash	(48,184)	16,414	15,842
Cash, cash equivalents and restricted cash at beginning of year	117,328	100,914	85,072
Cash, cash equivalents and restricted cash at end of year	$69,144	$117,328	$100,914

Consolidated Statements of Cash Flows, continued
	Fiscal Years Ended
	September 30, 2023	October 1, 2022	October 2, 2021
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$63,193	$34,765	$35,220
Income taxes paid, net of refunds	69,253	24,047	44,043
Treasury shares issued as compensation	4,174	4,482	10,751
Assets acquired through lease financing	61,805	36,897	14,894
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
Fiscal Year: Our fiscal year ends on the Saturday that is closest to September 30. The consolidated financial statements include 52 weeks for the years ended September 30, 2023, October 1, 2022 and October 2, 2021.
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
We may elect to perform a qualitative assessment that considers economic, industry and company-specific factors for all or selected reporting units. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a quantitative test. We may also elect to perform a quantitative test instead of a qualitative assessment for any or all of our reporting units. We performed a qualitative test for all reporting units in 2023 and 2021.
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
There were no goodwill impairment charges recorded in 2023, 2022 or 2021.
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
In 2023, we recorded an impairment charge on long-lived assets, as well as an inventory write-down in our Aircraft Controls segment. These charges relate to equipment and inventory that experienced a decline in value due to the U.S. Air Force announcement to retire the KC-10 aerial refueling tanker and retirement of a trade name intangible. We also recorded impairment charges on receivables in our Space and Defense Controls segment associated with an expected cancellation of a contract. In addition, we recorded impairment charges on long-lived assets, as well as an inventory write-down in our Industrial Systems segment as we continue to review and simplify our business operations.
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
See Note 4 - Receivables, Note 5 - Inventories, Note 6 - Property, Plant and Equipment, Note 7 - Leases, Note 8 - Goodwill and Intangible Assets and Note 13 - Fair Value for additional disclosures relating to impairment charges recorded.

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
There have been no accounting pronouncements adopted for the year ended September 30, 2023.
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

Revenue is recognized using either the over time or point in time method. The over-time method of revenue recognition is predominantly used in Aircraft Controls and Space and Defense Controls. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls as the assets are being created or enhanced. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date. Our over-time contracts are primarily firm fixed price.

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

Revenue is recognized over time on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. In 2023, we recognized lower revenues of $3,095 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. In 2022, we recognized lower revenues of $3,518 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods. In 2021, we recognized revenues of $11,167 for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. As of September 30, 2023, revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material.

As of September 30, 2023, we had contract reserves of $45,257. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

Contract Assets and Liabilities

Unbilled receivables (contract assets) primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Unbilled receivables are classified as current assets and in accordance with industry practice, include amounts that may be billed and collected beyond one year due to the long term nature of our contracts.

Contract advances and progress billings (contract liabilities) relate to payments received from customers in advance of the satisfaction of performance obligations for a contract (contract advances) and when billings are in excess of revenue recognized (progress billings). These amounts are recorded as contract liabilities until such obligations are satisfied, either over-time as costs are incurred or at a point when deliveries are made. We do not consider contract advances and progress billings to be significant financing components as the intent of these payments in advance are for reasons other than providing a significant financing benefit and are customary in our industry.

For contracts recognized using the cost-to-cost method, the amount of unbilled receivables or contract advances and progress billings is determined for each contract to determine the contract asset or contract liability position at the end of each reporting period.
Unbilled recoverable costs and accrued profits for over-time contracts to be billed to the U.S. Government were $79,388 at September 30, 2023 and $38,020 at October 1, 2022. Unbilled recoverable costs and accrued profits principally represent revenues recognized on contracts that were not billable on the balance sheet date. These amounts will be billed in accordance with contract terms, generally as certain milestones are reached or upon shipment. Unbilled amounts expected to be collected beyond one year are not material.
Total contract assets and contract liabilities are as follows:

	September 30, 2023	October 1, 2022
Unbilled receivables	$706,601	$614,760
Contract advances and progress billings	377,977	296,899
Net contract assets	$328,624	$317,861

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. As of September 30, 2023, we recognized $263,933 of revenue that was included in the contract liability balance at the beginning of the period.

Remaining Performance Obligations
As of September 30, 2023, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,100,000. We expect to recognize approximately 47% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 22 - Segments, for disclosures related to disaggregation of revenue.
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

On September 20, 2022, we sold assets of a security business based in Northbrook, Illinois previously included in our Space and Defense Controls segment. We received net proceeds of $10,041 and recorded a loss of $4,428, net of transaction costs.
On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Aircraft Controls segment to Thales USA Inc. We have cumulatively received net proceeds of $36,550 and recorded a gain of $15,242, net of transaction costs. The initial gain recorded was reduced in 2023 by the recording of a reserve against the escrow receivable, which remains subject to adjustment until settlement.

Note 4 - Receivables
Receivables consist of:

	September 30, 2023	October 1, 2022
Accounts receivable	$426,804	$363,137
Other	11,929	16,973
Less allowance for credit losses	(4,010)	(4,608)
Receivables, net	$434,723	$375,502
In 2023, we recorded impairment charges of $219 associated with an unexpected cancellation of a contract. In 2022, we recorded impairment charges of $642 associated with Russian activities in Ukraine.
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
The proceeds of the RPA are classified as operating activities in our Consolidated Statement of Cash Flows and were used to pay off the outstanding balance of the Securitization Program. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold and cash collections under the RPA were $474,402 for the year ended September 30, 2023. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.
The amount sold to the Purchasers was $100,000 at September 30, 2023, which was derecognized from the Consolidated Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $789,568 at September 30, 2023.
Over-time contract receivables are primarily associated with prime contractors and subcontractors in connection with U.S. Government contracts, as well as commercial aircraft and satellite manufacturers. Amounts billed for over-time contracts to the U.S. Government were $13,350 at September 30, 2023 and $18,750 at October 1, 2022.
There are no material amounts of claims or unapproved change orders included in the Consolidated Balance Sheets. There are no material balances billed but not paid by customers under retainage provisions.
Concentrations of credit risk on receivables are limited to those from significant customers who are believed to be financially sound. Receivables from Boeing were $227,107 at September 30, 2023 and $235,405 at October 1, 2022 and receivables from Lockheed Martin were $120,014 at September 30, 2023 and $99,707 at October 1, 2022. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	September 30, 2023	October 1, 2022
Raw materials and purchased parts	$270,305	$219,893
Work in progress	368,277	305,328
Finished goods	85,420	63,245
Inventories, net	$724,002	$588,466
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of September 30, 2023 and October 1, 2022.
In 2023, we recorded $4,345 of inventory write-downs associated with a decline in business in our Industrial Systems segment and the retirement of a program in our Aircraft Controls segment. In 2022, we recorded impairment charges on inventory of $1,907 associated with Russian actions in the Ukraine. See Note 14 - Restructuring for additional disclosures relating to inventory write-downs.
Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	September 30, 2023	October 1, 2022
Land	$31,417	$32,164
Buildings and improvements	646,079	519,867
Machinery and equipment	827,257	768,745
Computer equipment and software	228,284	201,960
Property, plant and equipment, at cost	1,733,037	1,522,736
Less accumulated depreciation and amortization	(918,341)	(853,828)
Property, plant and equipment, net	$814,696	$668,908
In 2023, we recorded $5,301 of impairment charges on property and equipment on owned assets that experienced a decline in value, based on expected cash flows over the remaining life of the assets in relation to a decline in the related business in our Industrial Systems segment and from the retirement of a program in our Aircraft Controls segment. In 2022, we recorded $15,048 of impairment charges for owned assets, based on expected cash flows over the remaining life of the assets associated with a slower than expected recovery of our commercial aircraft business. In 2021, we recorded $356 of impairment charges for owned assets, based on expected cash flows over the remaining life of the assets in relation to a decline in the related business.

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

The components of lease expense were as follows:

	2023	2022	2021
Operating lease cost	$30,031	$28,670	$30,353

Finance lease cost:
Amortization of right-of-use assets	$5,310	$2,884	$2,282
Interest on lease liabilities	2,964	1,057	736
Total finance lease cost	$8,274	$3,941	$3,018

Supplemental cash flow information related to leases was as follows:

	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$30,281	$28,914	$29,926
Operating cash flow for finance leases	2,964	1,057	736
Financing cash flow for finance leases	4,620	2,524	2,156
Assets obtained in exchange for lease obligations:
Operating leases	6,014	24,659	9,426
Finance leases	55,791	12,238	5,558

Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	October 1, 2022
Operating Leases:
Operating lease right-of-use assets	$56,067	$69,072

Accrued liabilities and other	$11,283	$13,002
Other long-term liabilities	56,398	66,167
Total operating lease liabilities	$67,681	$79,169

Finance Leases:
Property, plant, and equipment, at cost	$85,324	$30,614
Accumulated depreciation	(10,913)	(5,606)
Property, plant, and equipment, net	$74,411	$25,008

Accrued liabilities and other	$5,621	$3,244
Other long-term liabilities	71,225	23,529
Total finance lease liabilities	$76,846	$26,773

Weighted average remaining lease term in years:
Operating leases	6.9	7.7
Finance leases	23.1	16.7

Weighted average discount rates:
Operating leases	5.0%	5.0%
Finance leases	6.5%	4.8%

Maturities of lease liabilities were as follows:

	September 30, 2023
	Operating Leases	Finance Leases
2024	$14,213	$9,809
2025	12,336	9,630
2026	11,595	9,353
2027	10,303	8,603
2028	8,190	7,602
Thereafter	23,791	133,642
Total lease payments	80,428	178,639
Less: imputed interest	(12,747)	(101,793)
Total	$67,681	$76,846

The operating lease ROU and finance lease disclosures above reflect write downs of $2,086 for the year ended September 30, 2023 as a result of simplifying our business operations and $4,808 for the year ended October 2, 2021, based on expected cash flows over the remaining life of the assets in relation to impairment charges associated with the COVID-19 pandemic.
On September 30, 2022, we sold a building located in Murray, Utah and concurrently entered into a lease agreement for the building with an initial term of two years, which also includes the option to extend the terms of the lease for up to two consecutive terms of six months each. The transaction resulted in a net gain of $9,075 which is included in the Consolidated Statements of Earnings.

Note 8 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 3, 2020	$179,521	$261,726	$380,609	$821,856
Acquisition	29,123	—	—	29,123
Divestiture	(312)	—	(3,092)	(3,404)
Foreign currency translation	2,447	41	1,542	4,030
Balance at October 2, 2021	210,779	261,767	379,059	851,605
Acquisition	5,344	—	—	5,344
Divestitures	(6,961)	(2,205)	(4,137)	(13,303)
Foreign currency translation	(9,643)	(155)	(28,528)	(38,326)
Balance at October 1, 2022	199,519	259,407	346,394	805,320
Adjustments to prior year acquisitions	122	—	—	122
Foreign currency translation	4,247	68	11,544	15,859
Balance at September 30, 2023	$203,888	$259,475	$357,938	$821,301
Goodwill in our Space and Defense Controls segment is net of a $4,800 accumulated impairment loss at September 30, 2023. Goodwill in our Medical Devices reporting unit, included in our Industrial Systems segment, is net of a $38,200 accumulated impairment loss at September 30, 2023.
The components of intangible assets are as follows:

		September 30, 2023		October 1, 2022
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$133,269	$(93,648)	$135,899	$(88,179)
Technology-related	9	69,242	(56,106)	69,856	(52,951)
Program-related	23	37,465	(21,672)	35,305	(18,817)
Marketing-related	8	21,890	(18,995)	21,925	(17,833)
Other	10	1,773	(1,581)	1,693	(1,488)
Intangible assets	12	$263,639	$(192,002)	$264,678	$(179,268)
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
In 2023, we recorded $4,409 in impairment charges on long-lived assets in our Aircraft Controls and Industrial Systems segments. These charges relate to a decline in value with the associated business and the retirement of a trade name intangible. In 2022, we recorded $2,125 in impairment charges on long-lived assets in our Industrial Systems segment. These charges relate to intangibles assets associated with a product line we are no longer pursuing. In 2021, we recorded $1,144 in impairment charges on long-lived assets in our Space and Defense Controls segment, relating to intangibles assets that experienced a decline in value.
Amortization of acquired intangible assets is as follows:

	2023	2022	2021
Acquired intangible asset amortization	$11,514	$13,106	$13,454
Based on acquired intangible assets recorded at September 30, 2023, amortization is estimated to be approximately:

	2024	2025	2026	2027	2028
Estimated future amortization of acquired intangible assets	$10,400	$9,300	$9,100	$7,800	$7,000

Note 9 - Equity Method Investments and Joint Ventures
Investments and operating results in which we do not have a controlling interest, however we do have the ability to exercise significant influence over operations are accounted for using the equity method of accounting. Net investment balances for equity method investments and joint ventures are included as Other assets in the Consolidated Balance Sheets and consist of:

	September 30, 2023	October 1, 2022
Moog Aircraft Service Asia	$1,302	$843
NOVI LLC	325	609
Suffolk Technologies Fund 1, L.P.	1,180	928
Net investment balance	$2,807	$2,380
Losses from equity method investments and joint ventures were $62, $724 and $1,746 for the years ended September 30, 2023, October 1, 2022 and October 2, 2021, respectively and are included in Other in the Consolidated Statements of Earnings.
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
Suffolk Technologies Fund 1, L.P., is a limited partnership included in our Industrial Systems segment that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. We have a remaining on-call capital commitment of up to $6,476.
Hybrid Motion Solutions (“HMS”) is a joint venture in our Industrial Systems segment in which we hold a 50% ownership interest. HMS specializes in hydrostatic servo drives and leverages synergies to enter new markets. The joint venture focuses on research and development, design and assembly as well as service. Our share of cumulative losses to date has exceeded our initial investment, and as such, we had no net investment balance recorded as of September 30, 2023. In addition to the investment, we had a loan to HMS for $2,613, which we wrote off during 2023 and is included in Asset Impairment in the Consolidated Statement of Earnings.
Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for using the cost method of accounting. As of September 30, 2023 we had cost method investments of $9,875, which are included as Other assets in the Consolidated Balance Sheets.

Note 10 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.
Long-term debt consists of:

	September 30, 2023	October 1, 2022
U.S. revolving credit facility	$334,500	$321,300
SECT revolving credit facility	33,000	20,000
Senior notes 4.25%	500,000	500,000
Other long-term debt	—	916
Senior debt	867,500	842,216
Less deferred debt issuance cost	(4,408)	(4,428)
Less current installments	—	(916)
Long-term debt	$863,092	$836,872
On October 27, 2022, we amended our U.S. revolving credit facility, which extended the maturity date of the credit facility from October 15, 2024 to October 27, 2027. The credit facility has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $400,000 to the credit facility upon satisfaction of certain conditions. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage. We are in compliance with all covenants. The weighted-average interest rate on the outstanding credit facility borrowings is 6.93% and is based on SOFR plus the applicable margin, which was 1.60% at September 30, 2023.
The SECT has a revolving credit facility with a borrowing capacity of $35,000. On April 21, 2023, the SECT amended the credit facility, which extended the maturity date of the credit facility from July 26, 2024 to October 26, 2025. Interest is based on SOFR plus an applicable margin of 2.23%. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.
We have $500,000 aggregate principal amount of 4.25% senior notes due December 15, 2027 with interest paid semiannually on June 15 and December 15 of each year. The senior notes are unsecured obligations, guaranteed on a senior unsecured basis by certain subsidiaries and contain normal incurrence-based covenants and limitations such as the ability to incur additional indebtedness, pay dividends, make other restricted payments and investments, create liens and certain corporate acts such as mergers and consolidations. We are in compliance with all covenants.The effective interest rate for these notes after considering the amortization of deferred debt issuance costs is 4.60%.
Maturities of long-term debt are:

	2024	2025	2026	2027	2028	Thereafter
Long-term debt maturities	$—	$—	$33,000	$—	$834,500	$—
At September 30, 2023, we had pledged assets with a net book value of $1,636,196 as security for long-term debt.
At September 30, 2023, we had $712,475 of unused short and long-term borrowing capacity, including $710,475 from the U.S. revolving credit facility.
Commitment fees are charged on some of these arrangements and on the U.S. revolving credit facility based on a percentage of the unused amounts available and are not material.

Note 11 - Other Accrued Liabilities
Other accrued liabilities consists of:

	September 30, 2023	October 1, 2022
Employee benefits	$47,653	$56,136
Contract reserves	45,257	46,547
Warranty accrual	22,939	23,072
Accrued income taxes	29,631	17,776
Other	66,289	71,845
Other accrued liabilities	$211,769	$215,376
Activity in the warranty accrual is summarized as follows:

	2023	2022	2021
Warranty accrual at beginning of period	$23,072	$26,602	$27,707
Additions from acquisitions	—	—	990
Warranties issued during current period	11,227	9,227	13,937
Adjustments to pre-existing warranties	(350)	(764)	(519)
Reductions for settling warranties	(11,264)	(10,366)	(15,630)
Divestiture adjustment	—	(618)	—
Foreign currency translation	254	(1,009)	117
Warranty accrual at end of year	$22,939	$23,072	$26,602

Note 12 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.
Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, we had outstanding foreign currency contracts with notional amounts of $6,787 at September 30, 2023. These contracts mature at various times through March 1, 2024.
We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of September 30, 2023, we had no outstanding net investment hedges.
Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At September 30, 2023, we had no outstanding interest rate swaps.
Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in 2023, 2022 or 2021.
Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $115,660 at September 30, 2023. The foreign currency contracts are recorded in the Consolidated Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

	Statements of Earnings location	2023	2022	2021
Net gain (loss)
Foreign currency contracts	Other	$2,781	$(10,396)	$648
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	September 30, 2023	October 1, 2022
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$295	$562
Foreign currency contracts	Other assets	—	165
	Total asset derivatives	$295	$727
Foreign currency contracts	Accrued liabilities and other	$581	$3,877
Foreign currency contracts	Other long-term liabilities	—	751
	Total liability derivatives	$581	$4,628
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$93	$679
Foreign currency contracts	Accrued liabilities and other	$324	$738

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
The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	September 30, 2023	October 1, 2022
Foreign currency contracts	Other current assets	$388	$1,241
Foreign currency contracts	Other assets	—	165
	Total assets	$388	$1,406
Foreign currency contracts	Accrued liabilities and other	$905	$4,615
Foreign currency contracts	Other long-term liabilities	—	751
Acquisition contingent consideration	Other long-term liabilities	3,089	3,272
	Total liabilities	$3,994	$8,638
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	September 30, 2023	October 1, 2022
Balance at beginning of period	$3,272	$—
Additions from acquisition	(491)	3,053
Increase in discounted future cash flows recorded as interest expense	308	219
Balance at end of period	$3,089	$3,272
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At September 30, 2023, the fair value of long-term debt was $812,693 compared to its carrying value of $867,500. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.
Certain receivables, inventories, property, plant and equipment, ROU assets, and intangible assets have been measured at fair values on a nonrecurring basis using future discounted cash flows and other observable inputs (Level 3) and are not included in the fair value tables above. Impairment losses and inventory write-downs of $18,973, $19,960 and $1,500 in 2023, 2022 and 2021, respectively, are recorded as a result of these measurements and are described in Note 4 - Receivables, Note 5 - Inventories, Note 6 - Property, Plant and Equipment, Note 7 - Leases and Note 8 - Goodwill and Intangible Assets.

Note 14 - Restructuring
In 2023, we initiated restructuring actions in relation to portfolio shaping activities. These actions have and will result in workforce reductions, principally in the U.S. and Europe. The 2023 restructuring charge consists of $6,905 for severance and $1,092 for facility closure and other costs. The 2023 plan has elements, primarily retention agreements, that will continue through 2027 and could result in additional costs of up to approximately $11,000.
In 2022, we initiated restructuring actions in relation to portfolio shaping activities in our Space and Defense and Industrial Systems segments and for slower than expected commercial aircraft business recovery in our Aircraft Controls segment. These actions have and will result in workforce reductions, principally in the U.S., China, Europe and the U.K. The 2022 restructuring charge consists of non-cash charges related to an inventory write-down of $1,692 and equipment of $538 as well as severance and other costs of $8,971.
Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Aircraft Controls	Space and Defense Controls	Industrial Systems	Total
Balance at October 3, 2020	$1,247	$—	$9,095	$10,342
Adjustments to provision	(457)	—	(711)	(1,168)
Cash payments - 2020 plan	(611)	—	(2,423)	(3,034)
Cash payments - 2018 plan	—	—	(524)	(524)
Foreign currency translation	—	—	49	49
Balance at October 2, 2021	179	—	5,486	5,665
Charged to expense - 2022 plan	3,996	3,755	3,450	11,201
Non-cash charges - 2022 plan	—	(2,230)	—	(2,230)
Cash payments - 2022 plan	(3,767)	(1,297)	(613)	(5,677)
Cash payments - 2020 plan	(179)	—	(443)	(622)
Cash payments - 2018 plan	—	—	(432)	(432)
Foreign currency translation	—	—	(770)	(770)
Balance at October 1, 2022	229	228	6,678	7,135
Charged to expense - 2023 plan	458	2,308	5,808	8,574
Adjustments to provision	(15)	(37)	(525)	(577)
Cash payments - 2023 plan	(95)	(678)	(1,450)	(2,223)
Cash payments - 2022 plan	(229)	(190)	(1,885)	(2,304)
Cash payments - 2020 plan	—	—	(372)	(372)
Cash payments - 2018 plan	—	—	(359)	(359)
Foreign currency translation	(1)	(9)	313	303
Balance at September 30, 2023	$347	$1,622	$8,208	$10,177
As of September 30, 2023, the restructuring accrual consists $6,057 for the 2023 plan, $650 for the 2022 plan, $2,293 for the 2020 plan and $1,177 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve and the timing of the expected payments.

Note 15 - Employee Benefit Plans
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
The RSP and RSP(+) includes an employee stock ownership feature. As one of the investment alternatives, participants in the RSP and RSP(+) can acquire our stock at market value. Shares are allocated and compensation expense is recognized as the employer share match is earned. At September 30, 2023, the participants in the RSP and RSP(+) owned 1,814,252 Class B shares.
Expense for all defined contribution plans consists of:

	2023	2022	2021
U.S. defined contribution plans	$45,868	$43,550	$36,131
Non-U.S. defined contribution plans	8,650	8,157	8,890
Total expense for defined contribution plans	$54,518	$51,707	$45,021
As of January 1, 2021, one of our non-U.S. defined benefit plans was replaced by a defined contribution plan. The transaction eliminated balance sheet exposure for the plan, reducing the projected benefit obligation by $63,333, the fair value of plan assets by $57,643 and resulted in a curtailment gain of $5,830.

The changes in projected benefit obligations and plan assets and the funded status of the U.S. and non-U.S. defined benefit plans are as follows:

	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at prior year measurement date	$530,946	$704,989	$127,739	$205,093
Service cost	12,913	19,827	2,674	4,248
Interest cost	28,112	18,246	5,448	2,413
Contributions by plan participants	—	—	170	184
Actuarial (gains) losses	(17,701)	(198,538)	(5,874)	(48,255)
Foreign currency exchange impact	—	—	8,838	(28,435)
Benefits paid	(17,391)	(12,845)	(6,514)	(5,136)
Settlements	(40,518)	—	(2,146)	(2,312)
Other	(1,485)	(733)	(161)	(61)
Projected benefit obligation at measurement date	$494,876	$530,946	$130,174	$127,739
Change in plan assets:
Fair value of assets at prior year measurement date	$445,723	$640,513	$90,994	$127,766
Actual return on plan assets	20	(186,536)	1,828	(17,686)
Employer contributions	6,095	5,324	7,455	8,210
Contributions by plan participants	—	—	170	184
Benefits paid	(17,391)	(12,845)	(6,514)	(5,136)
Settlements	(40,518)	—	(2,146)	(2,312)
Foreign currency exchange impact	—	—	5,558	(19,971)
Other	(1,485)	(733)	(161)	(61)
Fair value of assets at measurement date	$392,444	$445,723	$97,184	$90,994
Funded status and amount recognized in assets and liabilities	$(102,432)	$(85,223)	$(32,990)	$(36,745)
Amount recognized in assets and liabilities:
Long-term assets	$—	$—	$13,647	$10,672
Current and long-term pension liabilities	(102,432)	(85,223)	(46,637)	(47,417)
Amount recognized in assets and liabilities	$(102,432)	$(85,223)	$(32,990)	$(36,745)
Amount recognized in AOCIL, before taxes:
Prior service cost (credit)	$—	$—	$737	$724
Actuarial losses	145,536	160,659	10,726	13,209
Amount recognized in AOCIL, before taxes	$145,536	$160,659	$11,463	$13,933
On September 26, 2023, we made a lump sum payment to certain retirees and beneficiaries in our qualified U.S. defined benefit pension plan. The settlement reduced the projected benefit obligation and fair value of assets by $40,518 and resulted in a one-time settlement charge of $12,542.
Our funding policy is to contribute at least the amount required by law in the respective countries.
The total accumulated benefit obligation as of the measurement date for all defined benefit pension plans was $587,754 in 2023 and $611,225 in 2022. At the measurement date in 2023, our plans had fair values of plan assets totaling $489,628. The following table provides aggregate information for the pension plans, which have accumulated benefit obligations in excess of plan assets:

	September 30, 2023	October 1, 2022
Accumulated benefit obligation	$138,054	$130,315
Fair value of plan assets	13,107	11,231

The following table provides aggregate information for the pension plans, which have projected benefit obligations in excess of plan assets:

	September 30, 2023	October 1, 2022
Projected benefit obligation	$583,029	$615,339
Fair value of plan assets	433,960	482,700
Weighted-average assumptions used to determine net periodic benefit cost and weighted-average assumptions used to determine benefit obligations as of the measurement dates are as follows:

	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
Assumptions for net periodic benefit cost:
Service cost discount rate	5.5%	3.3%	3.1%	4.5%	2.0%	1.5%
Interest cost discount rate	5.4%	2.7%	2.6%	4.5%	1.7%	1.2%
Return on assets	6.5%	5.0%	5.0%	4.3%	2.9%	3.2%
Rate of compensation increase	3.8%	3.5%	3.3%	3.2%	3.0%	2.6%
Assumptions for benefit obligations:
Discount rate	5.9%	5.5%	3.2%	4.7%	4.4%	1.8%
Rate of compensation increase	3.8%	3.8%	3.5%	3.2%	3.1%	2.8%
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

In determining our U.S. pension expense for 2023, we assumed an average rate of return on U.S. pension assets of approximately 6.5% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return was based on the actual asset allocation of 30% in equity securities and 70% in fixed income securities at October 1, 2022. In determining our non-U.S. pension expense for 2023, we assumed an average rate of return on non-U.S. pension assets of approximately 4.3% measured over a planning horizon with reasonable and acceptable levels of risk. The rate of return assumed an average asset allocation of 40% in equity securities and 60% in fixed income securities and other investments.
The weighted average asset allocations by asset category for the pension plans as of September 30, 2023 and October 1, 2022 are as follows:

	U.S. Plans			Non-U.S. Plans
	Target	2023 Actual	2022 Actual	Target	2023 Actual	2022 Actual
Asset category:
Equity	35%-45%	40%	30%	20%-40%	25%	26%
Fixed Income	55%-65%	60%	70%	50%-70%	68%	65%
Other	—%	—%	—%	5%-15%	7%	9%
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

The following tables present the consolidated plan assets using the fair value hierarchy, which is described in Note 13 - Fair Value, as of September 30, 2023 and October 1, 2022.

U.S. Plans, September 30, 2023	Level 1	Level 2	Level 3	Total
Investments at fair value:
Shares of registered investment companies:
Equity funds	$143,528	$—	$—	$143,528
Fixed income funds	125,724	—	—	125,724
Money market funds	—	9,386	—	9,386
Cash and cash equivalents	—	8,410	—	8,410
Total investments in fair value hierarchy	269,252	17,796	—	287,048
Investments measured at NAV practical expedient (1)				105,396
Total investments at fair value	$269,252	$17,796	$—	$392,444

Non-U.S. Plans, September 30, 2023	Level 1	Level 2	Level 3	Total
Investments at fair value:
Mutual funds:
Equity funds	$—	$6,346	$—	$6,346
Fixed income funds	—	6,567	—	6,567
Equity securities	6,694	—	—	6,694
Fixed income securities	—	19,045	—	19,045
Collective investment trusts	—	19,044	—	19,044
Unit linked life insurance funds	—	35,988	—	35,988
Money market funds	—	904	—	904
Cash and cash equivalents	978	—	—	978
Insurance contracts and other	—	—	1,618	1,618
Total investments at fair value	$7,672	$87,894	$1,618	$97,184

U.S. Plans, October 1, 2022	Level 1	Level 2	Level 3	Total
Investments at fair value:
Shares of registered investment companies:
Equity funds	$116,598	$—	$—	$116,598
Fixed income funds	180,291	—	—	180,291
Money market funds	—	7,144	—	7,144
Cash and cash equivalents	—	5,790	—	5,790
Total investments in fair value hierarchy	296,889	12,934	—	309,823
Investments measured at NAV practical expedient (1)				135,900
Total investments at fair value	$296,889	$12,934	$—	$445,723

Non-U.S. Plans, October 1, 2022	Level 1	Level 2	Level 3	Total
Investments at fair value:
Mutual funds:
Equity funds	$—	$5,091	$—	$5,091
Fixed income funds	—	6,020	—	6,020
Equity securities	5,739	—	—	5,739
Fixed income securities	—	18,515	—	18,515
Collective investment trusts	—	17,229	—	17,229
Unit linked life insurance funds	—	35,089	—	35,089
Money market funds	—	840	—	840
Cash and cash equivalents	465	—	—	465
Insurance contracts and other	—	—	2,006	2,006
Total investments at fair value	$6,204	$82,784	$2,006	$90,994

(1)Certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total retirement plan assets.
The following is a roll forward of the consolidated plan assets classified as Level 3 within the fair value hierarchy:

Non-U.S. Plans
Balance at October 2, 2021	$2,991
Return on assets	36
Purchases from contributions to Plans	1,430
Settlements paid in cash	(1,801)
Foreign currency translation	(650)
Balance at October 1, 2022	2,006
Return on assets	23
Purchases from contributions to Plans	2,310
Settlements paid in cash	(2,684)
Foreign currency translation	(37)
Balance at September 30, 2023	$1,618
The following table summarizes investments measured at fair value based on NAV per share as of September 30, 2023:

	Fair Value
	September 30, 2023	October 1, 2022	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Collective investment trusts	$92,140	$119,470	$—	Daily	5 days
Limited partnerships (1)	13,256	16,430	3,799	Varies	10-45 days
Total	$105,396	$135,900	$3,799
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
Expense for defined benefit plans is as follows:

	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
Service cost	$12,913	$19,827	$22,488	$2,674	$4,248	$5,290
Interest cost	28,112	18,246	17,103	5,448	2,413	2,277
Expected return on plan assets	(28,589)	(29,803)	(30,543)	(4,244)	(3,401)	(4,102)
Amortization of prior service cost	—	—	—	55	58	45
Amortization of actuarial loss	13,449	15,586	13,721	399	3,877	5,568
Curtailment gain	—	—	—	—	—	(5,830)
Settlement (gain) loss	12,542	—	—	(151)	280	(44)
Total expense for defined benefit plans	$38,427	$23,856	$22,769	$4,181	$7,475	$3,204

Benefits expected to be paid to the participants of the plans are:

	U.S. Plans	Non-U.S. Plans
2024	$19,653	$6,479
2025	22,702	6,743
2026	25,438	7,920
2027	27,999	7,115
2028	30,434	8,865
Five years thereafter	182,979	42,211
We presently anticipate contributing approximately $6,200 to the SERP Trust for the non-qualified plan and $7,500 to the non-U.S. plans in 2024.
We provide postretirement health care benefits to certain domestic retirees, who were hired prior to October 1, 1989. There are no plan assets. The changes in the accumulated benefit obligation of this unfunded plan for 2023 and 2022 are shown in the following table:

	September 30, 2023	October 1, 2022
Change in Accumulated Postretirement Benefit Obligation (APBO):
APBO at prior year measurement date	$3,674	$6,281
Service cost	16	33
Interest cost	166	90
Contributions by plan participants	453	559
Benefits paid	(903)	(478)
Actuarial (gains) losses	(566)	(2,811)
APBO at measurement date	$2,840	$3,674
Funded status	$(2,840)	$(3,674)
Accrued postretirement benefit liability	$2,840	$3,674
Amount recognized in AOCIL, before taxes:
Actuarial gains	5,252	7,579
Amount recognized in AOCIL, before taxes	$5,252	$7,579
The cost of the postretirement benefit plan is as follows:

	2023	2022	2021
Service cost	$16	$33	$52
Interest cost	166	90	124
Amortization of actuarial gain	(2,321)	(1,274)	(513)
Net periodic postretirement benefit income	$(2,139)	$(1,151)	$(337)
As of the measurement date, the assumed discount rate used in the accounting for the postretirement benefit obligation was 5.6% in 2023, 5.2% in 2022 and 2.5% in 2021. The assumed service cost discount rate and interest cost discount rate used in the accounting for the net periodic postretirement benefit cost were 5.1% and 5.1%, respectively in 2023, 2.7% and 1.5%, respectively in 2022 and 2.5% and 1.4%, respectively in 2021.
For measurement purposes, a 7.3% annual per capita rate of increase of medical and drug costs were assumed for 2024, gradually decreasing to 4.5% for 2035 and years thereafter.
Employee and management profit sharing reflects a discretionary payment based on our financial performance. Profit share expense was $38,702, $32,993 and $34,257 in 2023, 2022 and 2021, respectively.

Note 16 - Income Taxes
The reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory tax rate to earnings before income taxes is as follows:

	2023	2022	2021
Earnings before income taxes:
Domestic	$136,080	$151,870	$141,665
Foreign	79,972	51,109	62,109
Total	$216,052	$202,979	$203,774
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
Impacts of Tax Act	(0.8)%	(0.4)%	(1.2)%
Revaluation of deferred taxes	—%	—%	1.6%
Withholding taxes	0.4%	0.6%	0.4%
Reversal of indefinite reinvestment assertion	0.5%	—%	0.2%
R&D and foreign tax credits	(6.4)%	(5.4)%	(4.6)%
Divestiture impacts	—%	2.3%	—%
Foreign tax rates	6.8%	4.5%	4.4%
Equity-based compensation	(0.3)%	(0.2)%	(0.1)%
Change in valuation allowance for deferred taxes	(0.8)%	(2.3)%	(1.6)%
State taxes, net of federal benefit	0.1%	1.9%	2.1%
Other	0.3%	1.6%	0.6%
Effective income tax rate	20.8%	23.6%	22.8%
Our accounting policy is to treat tax on the Global Intangible Low-Tax Income ("GILTI") as a current period cost included in tax expense the year incurred. As such, we don't measure the impact of the GILTI in our determination of deferred taxes. In 2023, we recorded $1,578 of GILTI tax and received a benefit of $3,159 related to the Foreign-Derived Intangible Income deduction. In 2023, we also recorded a tax benefit for provision to return adjustments of $2,338 primarily related to domestic research and development tax credits. In addition, we recorded a current year expense of $2,201 for a total accrual of $10,535 for taxes on undistributed earnings not considered permanently reinvested.
During 2023, 2022 and 2021, we repatriated available unremitted earnings from various foreign subsidiaries that were previously taxed under the Tax Act of $39,156, $37,986 and $41,987, respectively. We no longer indefinitely reinvest unremitted earnings and therefore we record a liability related to the remaining unremitted earnings generated by the foreign subsidiaries in the current year. We continue to be permanently invested in outside basis differences other than the unremitted earnings as we have no plans to liquidate or sell those foreign subsidiaries.
The components of income taxes are as follows:

	2023	2022	2021
Current:
Federal	$41,714	$6,270	$9,907
Foreign	32,269	26,730	23,801
State	6,602	3,063	4,684
Total current	80,585	36,063	38,392
Deferred:
Federal	(30,756)	8,076	4,625
Foreign	629	1,742	2,898
State	(5,404)	1,921	639
Total deferred	(35,531)	11,739	8,162
Income taxes	$45,054	$47,802	$46,554

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
The tax effects of temporary differences that generated deferred tax assets and liabilities are as follows:

	September 30, 2023	October 1, 2022
Deferred tax assets:
Benefit accruals	$59,738	$65,863
Inventory reserves	28,301	30,053
Tax benefit carryforwards	7,897	10,885
Contract reserves not currently deductible	10,467	10,447
Lease liability	16,342	18,473
Research and development	41,118	—
Other accrued expenses	6,212	14,824
Total gross deferred tax assets	170,075	150,545
Less valuation allowance	(6,430)	(8,650)
Total net deferred tax assets	$163,645	$141,895
Deferred tax liabilities:
Differences in bases and depreciation of property, plant and equipment	$170,284	$167,990
Pension	22,238	28,802
Total gross deferred tax liabilities	192,522	196,792
Net deferred tax liabilities	$(28,877)	$(54,897)
Deferred tax assets and liabilities are reported in separate captions on the Consolidated Balance Sheets.
At September 30, 2023, foreign tax loss carryforwards total $1,452 with expirations ranging from 2024 to 2028. We have $895 of federal tax credit carryforward with expirations of 2031 and 2033 and $6,285 state tax credit carryforward with expirations of 2027 to indefinite life. The change in the valuation allowance relates to tax benefit carryforwards that were utilized or expired during 2023 and credits that were generated in 2023 but will likely not be used before expiration.
Effective for tax year ended September 30, 2023, the Tax Cuts and Jobs Act (TCJA) of 2017 requires taxpayers to capitalize and amortize research and development costs pursuant to IRC Section 174. Domestic expenses are amortized over a 5 year period and foreign over a 15 year period. As a result of the act, a deferred tax asset of $41,118 was established in 2023.
We record unrecognized tax benefits as liabilities and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Further, we record interest and penalties related to unrecognized tax benefits in income tax expense. In 2023, we recorded a $1,072 benefit for the reversal of the uncertain tax position as a result of concluding the benefit is likely to be realized. In 2022, we expensed interest and penalties of $43 related to $848 of unrecognized tax benefits.
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

Note 17 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	2023	2022	2021
Basic weighted-average shares outstanding	31,831,687	31,977,482	32,112,589
Dilutive effect of equity-based awards	212,539	139,546	185,367
Diluted weighted-average shares outstanding	32,044,226	32,117,028	32,297,956

Anti-dilutive shares from equity-based awards	818	50,320	50,012
Note 18 - Shareholders’ Equity
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
Class A shares and Class B shares reserved for issuance at September 30, 2023 are as follows:

Shares
Conversion of Class B to Class A shares	7,457,369
Employee Stock Purchase Plan	1,310,543
2014 Long Term Incentive Plan	1,662,796
2008 Stock Appreciation Rights Plan	1,035,822
Class A and B shares reserved for issuance	11,466,530
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
We issue common stock under our equity-based compensation plans from treasury stock or from stock held by the SECT. As of September 30, 2023, in addition to the shares reserved for issuance upon the exercise of outstanding equity awards, there were 677,923 shares authorized for awards that may be granted in the future under the 2014 Long Term Incentive Plan, assuming performance-based awards currently outstanding are all settled at the targeted payout.
On November 20, 2020, the Board of Directors authorized a new share repurchase program to replace the previously existing share repurchase program. This program authorizes repurchases that includes both Class A and Class B common stock, and allows us to buy up to an aggregate 3,000,000 common shares. Shares acquired by the SECT or the SERP Trust are not included in this program. During 2023, we repurchased 97,849 of our Class A and B common stock for $7,697. During 2022, we repurchased 486,923 of our Class A and B common stock for $35,626. During 2021, we repurchased 243,147 of our Class A and B common stock for $19,253. As of September 30, 2023, the total remaining authorization for future common share repurchases under our program is 2,172,081 shares.
Previously, the Board of Directors authorized a share repurchase program that was amended from time to time to authorize additional repurchases. Shares acquired by the SECT or the SERP Trust were not included in this program. During 2021, we repurchased 155,963 of our Class A and Class B common stock for $10,193. As of September 30, 2023, there are no shares remaining for future common share repurchases under this program.

Note 19 - Equity-Based Compensation
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
During 2023, we granted awards in the form of performance-based restricted stock units ("PSUs"), time vested restricted stock units ("TVAs") and restricted stock awards ("RSAs"). The compensation cost for employee and non-employee director equity-based compensation programs for all current and prior year awards granted are as follows:

	2023	2022	2021
Stock appreciation rights	$1,584	$2,370	$2,345
Performance-based restricted stock units	2,479	1,718	1,151
Time vested restricted stock units	2,461	1,423	602
Restricted stock awards	1,102	850	730
Employee stock purchase plan	2,956	2,521	2,633
Total compensation cost before income taxes	$10,582	$8,882	$7,461
Income tax benefit	$1,156	$970	$893

Restricted Stock Units

Performance-Based Awards
PSU awards consist of shares of our stock which are payable upon the determination that we achieve certain established performance targets and can range from 0% to 200% of the targeted payout based on the actual results. PSU's granted in 2023 have a performance period of three years. The fair value of each PSU granted is equal to the fair market value of our common stock on the date of grant. PSUs granted generally have a cliff vesting schedule of three years; however, according to the grant agreements, if certain conditions are met, the employee (or beneficiary) will receive a prorated amount of the award based on active employment during the service period.
PSUs are as follows:

Performance-Based Restricted Stock Units	Number of Awards	Weighted- Average Grant Date Fair Value
Nonvested at October 1, 2022	58,444	$78.41
Granted in 2023	40,949	85.17
Vested in 2023	(27,077)	73.39
Forfeited in 2023	(2,417)	80.29
Nonvested at September 30, 2023	69,899	$84.25
As of September 30, 2023, total unvested compensation expense associated with nonvested PSUs amounted to $3,232 and will be recognized over a weighted-average period of two years.
The number of Class B shares to be issued for PSU awards granted in 2021 that vested based on the achievement of performance targets in 2023, will be approximately 26,800 shares.

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

TVAs are as follows:

Time Vested Restricted Stock Units	Number of Awards	Weighted- Average Fair Value
Nonvested at October 1, 2022	54,559	$71.40
Granted in 2023	39,920	85.17
Vested in 2023	(17,768)	86.21
Forfeited in 2023	(1,220)	105.13
Decrease due to fair value change in 2023	(25,446)	n/a
Nonvested at September 30, 2023	50,045	$112.72
As of September 30, 2023, total unvested compensation expense associated with nonvested TVAs amounted to $3,373 and will be recognized over a weighted-average period of one year.
The number of Class B shares to be issued for TVAs that are expected to vest in 2023 from time based service conditions is approximately 23,000 shares, based on our closing price of Class B common stock of $112.72 as of September 30, 2023.
Restricted Stock Awards
The fair value of each RSA granted is equal to the fair market value of our common stock on the date of grant. These shares vest and are issued upon grant. There were 12,464 RSAs granted and vested in 2023 at a price of $88.38 resulting in a fair value of the RSAs vested of $1,102.
Employee Stock Purchase Plan
Shares and the weighted-average price per share associated with the ESPP are as follows:

Employee Stock Purchase Plan	2023	2022	2021
Shares issued	155,704	139,121	141,647
Weighted-average price per share	$70.91	$67.91	$58.52

Stock Appreciation Rights
The fair value of SARs granted was estimated on the date of grant using the Black-Scholes option-pricing model. In 2023, there were no SARs granted. The following table provides the range of assumptions used to value awards and the weighted-average fair value of the awards granted.

	2022	2021
Expected volatility	39% - 40%	38% - 41%
Risk-free rate	1.3%	0.4% - 0.5%
Expected dividends	1.2%	1.4%
Expected term	5-6 years	5-6 years
Weighted-average fair value of awards granted	$27.86	$23.11
To determine expected volatility, we generally use historical volatility based on daily closing prices of our Class A and Class B common stock over periods that correlate with the expected terms of the awards granted. The risk-free rate is based on the U.S. Treasury yield curve at the time of grant for the appropriate expected term of the awards granted. Expected dividends are based on our history and expectation of dividend payouts. The expected term of equity-based awards is based on vesting schedules, expected exercise patterns and contractual terms.
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
SARs are as follows:

Stock Appreciation Rights	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at October 1, 2022	858,503	$73.67
Exercised in 2023	(152,698)	57.85
Expired in 2023	(1,736)	85.95
Forfeited in 2023	(2,559)	79.59
Outstanding at September 30, 2023	701,510	$77.06	4.7 years	$25,045
Exercisable at September 30, 2023	614,012	$76.66	4.2 years	$22,169
The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on our closing price of Class A common stock of $112.96 and Class B common stock of $112.72 as of September 30, 2023. That value would have been effectively received by the SAR holders had all SARs been exercised as of that date.
The intrinsic value of awards exercised and fair value of awards vested are as follows:

Stock Appreciation Rights	2023	2022	2021
Intrinsic value of SARs exercised	$5,596	$3,777	$3,833
Total fair value of SARs vested	$2,426	$2,346	$2,558
As of September 30, 2023, total unvested compensation expense associated with SARs amounted to $1,013 and will be recognized over a weighted-average period of one year.
Note 20 - Stock Employee Compensation Trust and Supplemental Retirement Plan Trust
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

Note 21 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at October 2, 2021	$(92,989)	$(153,210)	$(1,361)	$(247,560)
OCI before reclassifications	(101,906)	13,845	(4,031)	(92,092)
Amounts reclassified from AOCIL	12,871	14,134	1,605	28,610
OCI, net of tax	(89,035)	27,979	(2,426)	(63,482)
AOCIL at October 1, 2022	(182,024)	(125,231)	(3,787)	(311,042)
OCI before reclassifications	41,089	(6,716)	1,021	35,394
Amounts reclassified from AOCIL	449	18,342	2,248	21,039
OCI, net of tax	41,538	11,626	3,269	56,433
AOCIL at September 30, 2023	$(140,486)	$(113,605)	$(518)	$(254,609)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.
The amounts reclassified from AOCIL into earnings are as follows:

	Statements of Earnings location	2023	2022
Retirement liability:
Prior service cost		$55	$58
Actuarial losses		11,527	18,189
Settlement loss		12,391	280
Reclassification from AOCIL into earnings		23,973	18,527
Tax effect		(5,631)	(4,393)
Net reclassification from AOCIL into earnings		$18,342	$14,134
Derivatives:
Foreign currency contracts	Sales	$517	$996
Foreign currency contracts	Cost of sales	2,394	1,044
Reclassification from AOCIL into earnings		2,911	2,040
Tax effect		(663)	(435)
Net reclassification from AOCIL into earnings		$2,248	$1,605
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other and Pension settlement on the Consolidated Statements of Earnings.
The effective portion of amounts deferred in AOCIL are as follows:

	2023	2022
Retirement liability:
Net actuarial gain (loss) during period	$(8,432)	$15,521
Tax effect	1,716	(1,676)
Net deferral in AOCIL of retirement liability	$(6,716)	$13,845
Derivatives:
Foreign currency contracts	$1,319	$(5,190)
Net gain (loss)	1,319	(5,190)
Tax effect	(298)	1,159
Net deferral in AOCIL of derivatives	$1,021	$(4,031)

Note 22 - Segments
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
Our military production programs include the F-35 Joint Strike Fighter, the V-22 Osprey tiltrotor and the Black Hawk UH-60/Seahawk SH-60 helicopter, while our large commercial production programs include the full line of Boeing 787 and 737-MAX, the Airbus A320, A330 and A350XWB programs, the Embraer E195-E2 and a variety of business jets.
We are currently working on the development of the Textron Bell V-280 Valor, the MQ-25 aerial refueling drone and other classified funded development military programs.
Aftermarket sales, which represented 30%, 30% and 27% of 2023, 2022 and 2021 sales, respectively, for this segment consist of the maintenance, repair, overhaul and parts supply for both military and commercial aircraft. Further, we sell spare parts and line replaceable units to both military and commercial customers that they store throughout the world in order to minimize down time.
Space and Defense Controls. We provide solutions for a wide array of space and defense applications including space vehicles, launch vehicles, military vehicles, air defense platforms, naval vessels, as well as tactical, hypersonic, and strategic missiles.
We design, manufacture, and integrate steering and propulsion controls for space launch vehicles, hypersonic missiles, and Missile Defense Agency (MDA) vehicles. Launch programs of note include NASA's new Space Launch System for the Artemis program, as well as legacy launch vehicles Atlas and Vulcan. We have also developed modular space vehicle products, which have their own avionics, power, propulsion, and communications systems and are configurable for short durations up through multiyear missions in a wide range of orbits and transfer capabilities. Our spacecraft avionics are used for a variety of purposes and missions, including a complete flight control computer, payload data processing, and processing of discrete elements onboard a spacecraft. Mission specific actuation mechanisms control solar array panels, antenna and thrusters. We also provide discrete isolation systems for the entire spacecraft during launch and for vibration sensitive systems during spacecraft operation. Our propulsion and fluid control solutions accelerate the spacecraft for orbit-insertion, station keeping, and attitude control. Our fluid control systems are also used in Environmental Control and Life Support System (ECLSS) for crewed missions, such as the Orion Multi-Purpose Crew Vehicle that is part of NASA’s Artemis program and the Habitation and Logistics Outpost (HALO), both of which will support humans working on the moon.
We produce an innovative turreted weapon system, the Reconfigurable Integrated-weapons Platform (RIwP®), for several military vehicle programs. In addition, we design controls for gun aiming, stabilization and automatic ammunition loading. Our coordinated multi-axis control systems support military vehicles, radars and launchers. We also manufacture controls for steering tactical and strategic missiles including Lockheed Martin's HELLFIRE® and PAC-3 interceptor, the U.S. National Missile Defense Agency's (MDA) Layered Missile Defense initiatives, multiple hypersonic missiles, as well as Raytheon's TOW missiles. Further, we design, build, and integrate weapons Stores Management Systems (SMS) for light attack aerial reconnaissance, ground, and sea platforms. We also produce high-power, quiet controls designed and built for many naval vessels including surface ships, Unmanned Undersea Vehicles (UUVs) and submarines such as the Ohio and Columbia classes.

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
In the industrial automation market, we design, manufacture and integrate components and systems for applications in injection and blow molding machinery, metal forming presses and heavy industry for steel and aluminum production. Our components and systems allow for precise controls of critical parameters in the industrial manufacturing processes, using both hydraulic and electric technologies. Our components product categories include hydraulics, slip rings, rotary unions and fiber optic rotary joints, motors and infusion and enteral pumps and associated sets across similar markets. We have also developed control components and systems for construction vehicles to run as zero-emission, autonomous machines with improved performance and safety capabilities.
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
In the medical market, we supply components and systems for diagnostic imaging CT scan medical equipment, sleep apnea equipment, oxygen concentrators, infusion therapy and enteral clinical nutrition. We also manufacture medical devices including infusion therapy pumps and associated administration sets and enteral clinical nutrition pumps along with disposable sets. Medical device customers use our enteral feeding products in the delivery of enteral nutrition for patients in their own homes, hospitals and long-term care facilities.

Disaggregation of net sales by segment are as follows:

Market Type	2023	2022	2021
Net sales:
Military	$700,080	$745,376	$781,921
Commercial	689,067	511,085	379,317
Aircraft Controls	1,389,147	1,256,461	1,161,238
Space	407,153	337,773	332,946
Defense	540,098	534,570	466,289
Space and Defense Controls	947,251	872,343	799,235
Energy	123,864	125,574	120,173
Industrial Automation	485,502	435,074	427,076
Simulation and Test	124,980	99,815	89,459
Medical	248,378	246,516	254,812
Industrial Systems	982,724	906,979	891,520
Net sales	$3,319,122	$3,035,783	$2,851,993

Customer Type	2023	2022	2021
Net sales:
Commercial	$689,067	$511,085	$379,317
U.S. Government (including OEM)	518,033	566,855	617,034
Other	182,047	178,521	164,887
Aircraft Controls	1,389,147	1,256,461	1,161,238
Commercial	112,777	111,569	126,751
U.S. Government (including OEM)	778,229	704,675	614,984
Other	56,245	56,099	57,500
Space and Defense Controls	947,251	872,343	799,235
Commercial	965,867	891,238	865,269
U.S. Government (including OEM)	5,204	7,565	18,510
Other	11,653	8,176	7,741
Industrial Systems	982,724	906,979	891,520
Commercial	1,767,711	1,513,892	1,371,337
U.S. Government (including OEM)	1,301,466	1,279,095	1,250,528
Other	249,945	242,796	230,128
Net sales	$3,319,122	$3,035,783	$2,851,993

Revenue Recognition Method	2023	2022	2021
Net sales:
Over-time	$1,098,608	$1,003,432	$939,251
Point in time	290,539	253,029	221,987
Aircraft Controls	1,389,147	1,256,461	1,161,238
Over-time	883,727	806,994	746,613
Point in time	63,524	65,349	52,622
Space and Defense Controls	947,251	872,343	799,235
Over-time	137,338	121,405	122,066
Point in time	845,386	785,574	769,454
Industrial Systems	982,724	906,979	891,520
Over-time	2,119,673	1,931,831	1,807,930
Point in time	1,199,449	1,103,952	1,044,063
Net sales	$3,319,122	$3,035,783	$2,851,993

Sales to Boeing were $349,961, $339,119 and $345,907, or 11%, 11% and 12% of sales, in 2023, 2022 and 2021, respectively, including sales to Boeing Commercial Airplanes of $166,748, $139,615 and $118,549 in 2023, 2022 and 2021, respectively. Sales to Lockheed Martin were $294,017, $260,902 and $330,778, or 9%, 9% and 12% in 2023, 2022 and 2021, respectively. Sales arising from U.S. Government prime or sub-contracts, including military sales to Boeing and Lockheed Martin are made primarily from our Aircraft Controls and Space and Defense Controls segments and are included in the Customer Type table above.
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

	2023	2022	2021
Operating profit:
Aircraft Controls	$144,803	$123,620	$96,678
Space and Defense Controls	95,949	86,844	88,333
Industrial Systems	102,165	72,384	85,948
Total operating profit	342,917	282,848	270,959
Deductions from operating profit:
Interest expense	63,578	36,757	33,892
Equity-based compensation expense	10,582	8,882	7,461
Pension settlement	12,542	—	—
Non-service pension expense	12,324	6,072	(2,194)
Corporate and other expenses, net	27,839	28,158	28,026
Earnings before income taxes	$216,052	$202,979	$203,774
Depreciation and amortization:
Aircraft Controls	$43,636	$42,337	$41,580
Space and Defense Controls	20,227	19,399	18,655
Industrial Systems	26,157	26,515	29,731
Corporate	213	138	193
Total depreciation and amortization	$90,233	$88,389	$90,159
Identifiable assets:
Aircraft Controls	$1,683,401	$1,469,968	$1,471,338
Space and Defense Controls	1,012,616	873,341	839,783
Industrial Systems	1,088,753	1,046,754	1,078,025
Corporate	23,266	41,778	44,023
Total assets	$3,808,036	$3,431,841	$3,433,169
Capital expenditures:
Aircraft Controls	$77,046	$70,526	$63,514
Space and Defense Controls	65,130	44,255	39,863
Industrial Systems	30,949	24,620	25,338
Corporate	161	30	19
Total capital expenditures	$173,286	$139,431	$128,734

Sales, based on the customer’s location, and property, plant and equipment by geographic area are as follows:

	2023	2022	2021
Net sales:
United States	$2,152,967	$2,041,952	$1,935,626
Germany	203,666	164,388	148,739
Other	962,489	829,443	767,628
Net sales	$3,319,122	$3,035,783	$2,851,993
Property, plant and equipment, net:
United States	$537,908	$466,427	$438,851
United Kingdom	125,471	61,950	62,662
Philippines	33,559	32,905	35,851
Other	117,758	107,626	108,414
Property, plant and equipment, net	$814,696	$668,908	$645,778
Note 23 - Related Party Transactions
John Scannell, Moog's Non-Executive Chairman of the Board of Directors, is a member of the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for financing routine purchases and lease transactions, which totaled $13,670, $14,284 and $14,176 for 2023, 2022 and 2021, respectively. At September 30, 2023, we held outstanding leases with a total remaining obligation of $12,956. At September 30, 2023, outstanding deposits on our behalf for future equipment leases totaled $2,191. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 10 - Indebtedness. Wilmington Trust, a subsidiary of M&T Bank, is the trustee of the pension assets for our qualified U.S. defined benefit pension plan. For further details, see Note 15 - Employee Benefit Plans.
Note 24 - Commitments and Contingencies
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
We are contingently liable for $21,083 related to standby letters of credit issued by banks to third parties on our behalf at September 30, 2023. Purchase commitments outstanding at September 30, 2023 are $1,279,156 including $101,551 for property, plant and equipment.
Note 25 - Subsequent Events
On November 2, 2023, the Board of Directors declared a $0.27 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on December 8, 2023 to shareholders of record at the close of business on November 22, 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Moog Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Moog Inc. (the Company) as of September 30, 2023 and October 1, 2022, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and October 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 14, 2023 expressed an unqualified opinion thereon.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Estimated contract costs at completion

Description of the Matter
As discussed in Note 2 of the consolidated financial statements, revenue for certain of the Company’s contracts with its customers is recognized over time as work progresses toward completion and is measured based on the ratio of cumulative costs incurred to date to the estimated total contract costs at completion. For the year ended September 30, 2023, the Company recognized revenue of $2.1 billion or 64% of total net sales on this basis.

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
November 14, 2023

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 based upon the framework in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of September 30, 2023.
Ernst & Young LLP, independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

/s/ PAT ROCHE
Pat Roche
Chief Executive Officer
(Principal Executive Officer)

/s/ JENNIFER WALTER
Jennifer Walter
Vice President,
Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Moog Inc.

Opinion on Internal Control over Financial Reporting

We have audited Moog Inc.’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Moog Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and October 1, 2022, the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and schedule listed in the Index at Item 15(2) and our report dated November 14, 2023 expressed an unqualified opinion thereon.

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
November 14, 2023

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures.
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report, to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
On November 13, 2023, the Board of Directors adopted and approved Amended and Restated By-laws for the Company, that amended the restated the Company's prior Amended and Restated By-Laws. Among other things, the amendments effected by the Amended and Restated By-laws:
•address matters relating to Rule 14a-19 promulgated under the Securities Exchange Act of 1934, as amended (the “Universal Proxy Rules”), including (i) providing that a shareholder delivering a notice of director nomination must specify whether such shareholder intends to use the Universal Proxy Rules and must represent to the Company in writing that such shareholder will comply with the Universal Proxy Rules requirements in connection therewith, (ii) providing the Company a remedy if a shareholder fails to satisfy the Universal Proxy Rules requirements, and (iii) requiring shareholders intending to use the Universal Proxy Rules to provide reasonable evidence of the satisfaction of the requirements under the Universal Proxy Rules at least five business days before the meeting;
•require that a shareholder soliciting proxies from other shareholders must use a proxy card color other than white; and
•revise to permit the Board to establish the term of office for any director for a period less than three years in connection with a director's election or re-election to the Board to accommodate the classification of the Board as contemplated by the Amended and Restated By-laws.
The Amended and Restated By-laws also incorporate other ministerial, clarifying and conforming changes. The above description does not purport to be complete and is qualified in its entirety by reference to the full text, which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein.
During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning the Company’s directors required by Item 401 of Regulation S-K will appear under the caption “Proposal 1 - Election of Directors” in the 2023 Proxy Statement and is incorporated herein by reference. Information concerning the Company’s executive officers required by Item 401 of Regulation S-K is presented under the caption “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K. Information required by Item 405 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated herein by reference. Information required by Items 407(d)(4) and (d)(5) of Regulation S-K will be included under the captions “Audit Committee” and “Audit Committee Report” in the 2023 Proxy Statement and is incorporated herein by reference.
We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics is available upon request without charge by contacting our Chief Financial Officer at 716-652-2000.
In the event that we amend or grant any waiver from a provision of the code of ethics that applies to the principal executive officer, principal financial officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons on our website.

Item 11.	Executive Compensation.
Information required by Item 402 of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Compensation of Directors” in the 2023 Proxy Statement and is incorporated herein by reference. Information required by Item 407(e)(4) and 407(e)(5) of Regulation S-K will be included under the captions “Executive Compensation Committee Interlocks and Insider Participation” and “The Executive Compensation Committee Report” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 201(d) of Regulation S-K will be included under the caption “Equity Compensation Plan Information” in the 2023 Proxy Statement and is incorporated herein by reference. Information required by Item 403 of Regulation S-K will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Item 404 of Regulation S-K will be included under the caption “Related Party Transactions” in the 2023 Proxy Statement and is incorporated herein by reference. Information required by Item 407(a) of Regulation S-K will be included under the caption “Director Independence” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information required by this Item 14 will be included under the caption “Audit Fees and Pre-Approval Policy” in the 2023 Proxy Statement and is incorporated herein by reference.

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

3	Exhibits

Exhibit No.	Exhibit Description	Form	Filing Date or Filed Herewith
Articles of Incorporation and By-Laws.
3.1	Restated Certificate of Incorporation of Moog Inc.	10-K	November 12, 2013
3.2	Amended and Restated By-laws of Moog Inc., dated November 13, 2023.		X
Instruments defining the rights of security holders, including indentures.
4.1	Indenture between Moog Inc. and MUFG Union Bank, N.A. as Trustee, dated December 13, 2019, relating to the 4.25% Senior Notes due 2027.	8-K	December 13, 2019
4.2	Description of Registrant's Securities.	10-K	November 12, 2019
Material Contracts
Credit and Securitization Agreements
10.1
Amended and Restated Receivables Purchase Agreement, dated November 4, 2021, by and among Moog Receivables LLC, as Seller, Moog Inc. as Master Servicer and Wells Fargo Bank, N.A., as Administrative Agent.
		8-K	November 10, 2021
10.2
First Amendment to the Amended and Restated Receivables Purchase Agreement, dated June 29, 2022, by and among Moog Receivables LLC, as Seller, Moog Inc. as Master Servicer and Wells Fargo Bank, N.A., as Administrative Agent.
X
10.3
Second Amendment to the Amended and Restated Receivables Purchase Agreement, dated March 31, 2023, by and among Moog Receivables LLC, as Seller, Moog Inc. as Master Servicer and Wells Fargo Bank, N.A., as Administrative Agent.
X
10.4	Sixth Amended and Restated Loan Agreement between Moog Inc. and the Lenders and HSBC Bank USA, National Association, as Administrative Agent for the Lenders dated as of October 27, 2022.	8-K	November 1, 2022
10.5	Credit Agreement by and between Moog Inc. Stock Employee Compensation Trust and Citizens Bank, N.A. dated July 26, 2018.		X
10.6	Third Amendment to the Credit Agreement by and between Moog Inc. Stock Employee Compensation Trust and Citizens Bank, N.A. dated April 21, 2023.		X
Management Contracts or Compensatory Plan or Arrangement
10.7	2008 Stock Appreciation Rights Plan.	14A	December 10, 2007
10.8	First Amendment to the Moog Inc. 2008 Stock Appreciation Rights Plan.	14A	December 13, 2012
10.9	Second Amendment to the Moog Inc. 2008 Stock Appreciation Rights Plan.	8-K	December 26, 2012
10.10	Form of Stock Appreciation Rights Award Agreement under 2008 Stock Appreciation Rights Plan.	10-K	November 25, 2008
10.11	2014 Long Term Incentive Plan.	14A	December 12, 2014
10.12	First Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 17, 2015.	10-K	November 14, 2022
10.13	Second Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 15, 2016.	10-K	November 14, 2022
10.14	Third Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 11, 2019.	10-K	November 14, 2022
10.15	Fourth Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 17, 2020.	10-K	November 14, 2022
10.16	Fifth Amendment to the Moog Inc. 2014 Long Term Incentive Plan, effective November 16, 2021.	10-Q	January 28, 2022
10.17	Form of Stock Appreciation Rights Award Agreement under the 2014 Long Term Incentive Plan.	8-K	November 20, 2015
10.18	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan.	8-K	November 20, 2015
10.19	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 15, 2021).	10-K	November 15, 2021
10.20	Form of Stock Appreciation Rights Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 15, 2021).	10-K	November 15, 2021
10.21	Form of Time Vested Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 17, 2020).	10-K	November 15, 2021
10.22	Form of Restricted Stock Unit Award Agreement under the 2014 Long Term Incentive Plan (for awards granted on or after November 15, 2022).	10-Q	February 3, 2023
10.23	Moog Inc. Management Short Term Incentive Plan, dated September 29, 2017.	8-K	October 5, 2017

10.24	First Amendment to the Moog Inc. Management Short Term Incentive Plan, dated July 26, 2018.	8-K	July 27, 2018
10.25	Moog Inc. Revised 2021 Management Short Term Incentive Plan, effective October 3, 2021.	10-K	November 15, 2021
10.26	2023 Management Short Term Incentive Plan.	10-K	November 14, 2022
10.27	Moog Inc. Deferred Compensation Plan for Directors and Officers, amended and restated effective January 1, 2005.	10-K	November 14, 2022
10.28	First Amendment to the Moog Inc. Deferred Compensation Plan for Directors and Officers, effective November 16, 2021.	10-Q	January 28, 2022
10.29	Form of Employment Termination Benefits Agreement between Moog Inc.and Employee-Officers.	10-K	September 25, 1999
10.30	Form of Employment Termination Benefits Agreement between Moog Inc. and Employee-Officers.	10-Q	April 28, 2023
10.31	Form of Indemnification Agreement for officers, directors and key employees.	8-K	November 30, 2004
10.32	Moog Inc. Plan to Equalize Retirement Income and Supplemental Retirement Plan dated August 9, 2017.	8-K	August 11, 2017
10.33	Defined Contribution Supplemental Executive Retirement Plan, dated March 4, 2016.	10-Q	May 2, 2016
10.34	First Amendment to the Defined Contribution Supplemental Executive Retirement Plan, dated July 26, 2018.	10-Q	July 27, 2018
10.35	Moog Inc. Retirement Savings Restoration Plan.	10-K	November 14, 2022
	First Amendment to the Moog Inc.Retirement Savings Restoration Plan.	10-K	November 14, 2022
10.36	Other Material Contracts
10.37	Moog Inc. Supplemental Retirement Plan Trust, as amended and restated, effective January 1, 2015.	10-Q	May 4, 2015
10.38	Moog Inc. Stock Employee Compensation Trust Agreement amended and restated as of August 13, 2014.	10-Q	February 3, 2015
10.39	Amendment No.1 to the Moog Inc. Stock Employee Compensation Trust Agreement, dated May 8, 2018.	10-Q	July 27, 2018
Other Exhibits
21	Registrant Subsidiary Listing.		X
23	Consent of Ernst & Young LLP.		X
97	Moog Inc. Compensation Clawback Policy, dated November 2023.		X
Executive Certifications
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
Interactive Data Files
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.		X
101.SCH	XBRL Taxonomy Extension Schema Document.		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.		X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.		X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.		X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.		X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.		X
All of the exhibits listed above have been filed under Moog Inc., Securities and Exchange Commission file number 1-05129.

Item 16.	Form 10-K Summary.

None.

Valuation and Qualifying Accounts

(dollars in thousands)					Schedule II
		Additions		Foreign
	Balance at	charged to		exchange	Balance
	beginning	expenses and		impact	at end
Description	of year	other accounts	Deductions*	and other	of year
Fiscal year ended October 2, 2021
Contract reserves	$72,412	$41,572	$55,377	$250	$58,857
Allowance for credit losses	6,313	2,245	4,238	31	4,351
Reserve for inventory valuation	153,311	26,513	25,151	982	155,655
Deferred tax valuation allowance	14,784	2,513	3,729	328	13,896
Fiscal year ended October 1, 2022
Contract reserves	$58,857	$23,607	$35,099	$(818)	$46,547
Allowance for credit losses	4,351	1,686	1,083	(346)	4,608
Reserve for inventory valuation	155,655	25,252	33,876	(6,426)	140,605
Deferred tax valuation allowance	13,896	—	4,598	(648)	8,650
Fiscal year ended September 30, 2023
Contract reserves	$46,547	$94,829	$96,046	$(73)	$45,257
Allowance for credit losses	4,608	1,786	2,200	(184)	4,010
Reserve for inventory valuation	140,605	20,286	21,336	2,244	141,799
Deferred tax valuation allowance	8,650	2,454	4,254	(420)	6,430
 * Includes the effects of divestitures.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Moog Inc.
(Registrant)

By	/s/ PAT ROCHE
Pat Roche
Chief Executive Officer
	Date:	November 14, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 14, 2023.

/s/ PAT ROCHE	/s/ WILLIAM G. GISEL, JR.
Pat Roche	William G. Gisel, Jr.
Chief Executive Officer	Director
(Principal Executive Officer)
Director

/s/ JENNIFER WALTER	/s/ PETER J. GUNDERMANN
Jennifer Walter	Peter J. Gundermann
Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ MICHAEL J. SWOPE	/s/ KRAIG H. KAYSER
Michael J. Swope	Kraig H. Kayser
Controller	Director
(Principal Accounting Officer)

/s/ JOHN R. SCANNELL	/s/ BRIAN J. LIPKE
John R. Scannell	Brian J. Lipke
Chairman of the Board and Director	Director

/s/ JANET M. COLETTI	/s/ MAHESH NARANG
Janet M. Coletti	Mahesh Narang
Director	Director

/s/ DONALD R. FISHBACK	/s/ BRENDA L. REICHELDERFER
Donald R. Fishback	Brenda L. Reichelderfer
Director	Director