Form 10-Q
period 2023-12-30
MOOG INC.
filed 2024-01-26
CIK 67887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The number of shares outstanding of each class of common stock as of January 22, 2024 was:
Class A common stock, 28,753,750 shares
Class B common stock, 3,202,563 shares

QUARTERLY REPORT ON FORM 10-Q

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Statements of Earnings
(Unaudited)

	Three Months Ended
(dollars in thousands, except share and per share data)	December 30, 2023	December 31, 2022
Net sales	$856,850	$760,103
Cost of sales	623,651	556,417
Gross profit	233,199	203,686
Research and development	30,579	23,862
Selling, general and administrative	118,725	113,165
Interest	16,694	13,132
Restructuring	1,889	1,078
Gain on sale of buildings	—	(9,503)
Other	2,701	1,651
Earnings before income taxes	62,611	60,301
Income taxes	14,799	14,285
Net earnings	$47,812	$46,016

Net earnings per share
Basic	$1.50	$1.45
Diluted	$1.48	$1.44

Weighted average common shares outstanding
Basic	31,902,101	31,746,001
Diluted	32,249,313	31,874,718
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 30, 2023	December 31, 2022
Net earnings	$47,812	$46,016
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustment	31,013	50,735
Retirement liability adjustment	1,678	1,199
Change in accumulated loss on derivatives	318	1,919
Other comprehensive income, net of tax	33,009	53,853
Comprehensive income	$80,821	$99,869
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Balance Sheets
(Unaudited)

(dollars in thousands)	December 30, 2023	September 30, 2023
ASSETS
Current assets
Cash and cash equivalents	$126,398	$68,959
Restricted cash	430	185
Receivables, net	381,609	434,723
Unbilled receivables	760,561	706,601
Inventories, net	788,040	724,002
Prepaid expenses and other current assets	59,577	50,862
Total current assets	2,116,615	1,985,332
Property, plant and equipment, net	842,682	814,696
Operating lease right-of-use assets	59,489	56,067
Goodwill	833,413	821,301
Intangible assets, net	72,663	71,637
Deferred income taxes	9,284	8,749
Other assets	53,809	50,254
Total assets	$3,987,955	$3,808,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$261,155	$264,573
Accrued compensation	64,099	111,154
Contract advances and progress billings	445,706	377,977
Accrued liabilities and other	238,871	211,769
Total current liabilities	1,009,831	965,473
Long-term debt, excluding current installments	920,103	863,092
Long-term pension and retirement obligations	160,825	157,455
Deferred income taxes	35,214	37,626
Other long-term liabilities	154,765	148,303
Total liabilities	2,280,738	2,171,949
Shareholders’ equity
Common stock - Class A	43,826	43,822
Common stock - Class B	7,454	7,458
Additional paid-in capital	673,261	608,270
Retained earnings	2,536,172	2,496,979
Treasury shares	(1,065,654)	(1,057,938)
Stock Employee Compensation Trust	(146,373)	(114,769)
Supplemental Retirement Plan Trust	(119,869)	(93,126)
Accumulated other comprehensive loss	(221,600)	(254,609)
Total shareholders’ equity	1,707,217	1,636,087
Total liabilities and shareholders’ equity	$3,987,955	$3,808,036
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 30, 2023	December 31, 2022
COMMON STOCK
Beginning and end of period	$51,280	$51,280
ADDITIONAL PAID-IN CAPITAL
Beginning of period	608,270	516,123
Issuance of treasury shares	2,160	2,228
Equity-based compensation expense	3,454	2,443
Adjustment to market - SECT and SERP	59,377	29,717
End of period	673,261	550,511
RETAINED EARNINGS
Beginning of period	2,496,979	2,360,055
Net earnings	47,812	46,016
Dividends (1)	(8,619)	(8,257)
End of period	2,536,172	2,397,814
TREASURY SHARES AT COST
Beginning of period	(1,057,938)	(1,047,012)
Class A and B shares issued related to compensation	995	1,724
Class A and B shares purchased	(8,711)	(10,447)
End of period	(1,065,654)	(1,055,735)
STOCK EMPLOYEE COMPENSATION TRUST ("SECT")
Beginning of period	(114,769)	(73,602)
Issuance of shares	5,001	2,561
Purchase of shares	(3,971)	(1,753)
Adjustment to market	(32,634)	(16,895)
End of period	(146,373)	(89,689)
SUPPLEMENTAL RETIREMENT PLAN ("SERP") TRUST
Beginning of period	(93,126)	(58,989)
Adjustment to market	(26,743)	(12,822)
End of period	(119,869)	(71,811)
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning of period	(254,609)	(311,042)
Other comprehensive income	33,009	53,853
End of period	(221,600)	(257,189)
TOTAL SHAREHOLDERS’ EQUITY	$1,707,217	$1,525,181
See accompanying Notes to Consolidated Condensed Financial Statements.
(1) Cash dividends were $0.27 per share for the three months ended December 30, 2023 and $0.26 per share for three months ended December 31, 2022.

Consolidated Condensed Statements of Shareholders’ Equity, Shares
(Unaudited)

	Three Months Ended
(share data)	December 30, 2023	December 31, 2022
COMMON STOCK - CLASS A
Beginning of period	43,822,344	43,806,835
Conversion of Class B to Class A	3,573	—
End of period	43,825,917	43,806,835
COMMON STOCK - CLASS B
Beginning of period	7,457,369	7,472,878
Conversion of Class B to Class A	(3,573)	—
End of period	7,453,796	7,472,878
TREASURY SHARES - CLASS A COMMON STOCK
Beginning of period	(14,657,897)	(14,614,444)
Class A shares issued related to compensation	18,411	35,550
Class A shares purchased	(7,533)	(87,614)
End of period	(14,647,019)	(14,666,508)
TREASURY SHARES - CLASS B COMMON STOCK
Beginning of period	(2,896,845)	(3,020,291)
Class B shares issued related to compensation	64,263	72,740
Class B shares purchased	(59,112)	(44,350)
End of period	(2,891,694)	(2,991,901)
SECT - CLASS A COMMON STOCK
Beginning and end of period	(425,148)	(425,148)
SECT - CLASS B COMMON STOCK
Beginning of period	(592,128)	(611,942)
Issuance of shares	37,308	30,069
Purchase of shares	(29,780)	(20,727)
End of period	(584,600)	(602,600)
SERP - CLASS B COMMON STOCK
Beginning and end of period	(826,170)	(826,170)
See accompanying Notes to Consolidated Condensed Financial Statements.

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
(dollars in thousands)	December 30, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$47,812	$46,016
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	20,927	18,392
Amortization	2,720	2,992
Deferred income taxes	(4,547)	(1,342)
Equity-based compensation expense	4,165	2,974
Gain on sale of buildings	—	(9,503)
Other	(2,478)	1,145
Changes in assets and liabilities providing (using) cash:
Receivables	58,887	(27,387)
Unbilled receivables	(51,015)	(26,570)
Inventories	(46,852)	(44,435)
Accounts payable	(5,752)	(9,679)
Contract advances and progress billings	64,171	72,889
Accrued expenses	(31,814)	(35,186)
Accrued income taxes	12,324	12,632
Net pension and post retirement liabilities	2,957	3,988
Other assets and liabilities	(11,114)	1,157
Net cash provided by operating activities	60,391	8,083
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(5,212)	—
Purchase of property, plant and equipment	(37,416)	(30,125)
Net proceeds from businesses sold	—	1,124
Net proceeds from buildings sold	—	7,432
Other investing transactions	(479)	(3,724)
Net cash used by investing activities	(43,107)	(25,293)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving lines of credit	279,500	241,000
Payments on revolving lines of credit	(223,000)	(160,300)
Payments on long-term debt	—	(93)
Payments on finance lease obligations	(1,286)	(884)
Payment of dividends	(8,619)	(8,257)
Proceeds from sale of treasury stock	581	1,869
Purchase of outstanding shares for treasury	(8,711)	(12,721)
Proceeds from sale of stock held by SECT	5,001	2,561
Purchase of stock held by SECT	(4,561)	(1,753)
Other financing transactions	—	(2,026)
Net cash provided by financing activities	38,905	59,396
Effect of exchange rate changes on cash	1,495	4,492
Increase in cash, cash equivalents and restricted cash	57,684	46,678
Cash, cash equivalents and restricted cash at beginning of period	69,144	117,328
Cash, cash equivalents and restricted cash at end of period	$126,828	$164,006
SUPPLEMENTAL CASH FLOW INFORMATION
Treasury shares issued as compensation	$2,574	$1,532
Assets acquired through lease financing	7,845	5,970
See accompanying Notes to Consolidated Condensed Financial Statements.

Notes to Consolidated Condensed Financial Statements
Three Months Ended December 30, 2023
(Unaudited)
(dollars in thousands, except per share data)
Note 1 - Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for the fair presentation of results for the interim period have been included. The results of operations for the three months ended December 30, 2023 are not necessarily indicative of the results expected for the full year. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 30, 2023. All references to years in these financial statements are to fiscal years.
Effective October 1, 2023, we made changes to our segment reporting structure that resulted in four reporting segments. Our former Aircraft Controls segment has been separated into Military Aircraft and Commercial Aircraft. The Goodwill, Restructuring and Segment footnotes have been restated to reflect this change.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year's presentation.

Recent Accounting Pronouncements Adopted
There have been no new accounting pronouncements adopted for the three months ended December 30, 2023.

Recent Accounting Pronouncements Not Yet Adopted

Standard	Description	Financial Statement Effect or Other Significant Matters
ASU no. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The provisions of the standard are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment requires retrospective application to all prior periods presented in the financial statements.	We are currently reviewing the guidance and evaluating the impact on our financial statements and related disclosures.
Planned date of adoption: FY 2025
ASU no. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This standard expands annual income tax disclosures to require specific categories in the rate reconciliation table to be disclosed using both percentages and reporting currency amounts and requires additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment requires disclosure of income taxes paid by jurisdiction. The provisions of the standard are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted.	We are currently reviewing the guidance and evaluating the impact on our financial statements and related disclosures.
Planned date of adoption: FY 2026

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

Revenue is recognized using either the over time or point in time method. The over-time method of revenue recognition is predominantly used in Space and Defense, Military Aircraft and Commercial Aircraft. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls as the assets are being created or enhanced. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date. Our over-time contracts are primarily firm fixed price.

Revenue recognized at the point in time control is transferred to the customer is used most frequently in Industrial. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606 - the entity has a present right to payment; the customer has legal title; the customer has physical possession; the customer has significant risks and rewards of ownership; and the customer has accepted the asset. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized. Inventory costs include all product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead cost allocations. Shipping and handling costs are considered costs to fulfill a contract and not considered performance obligations. They are included in cost of sales as incurred.

Revenue is recognized over time on contracts using the cost-to-cost method of accounting as work progresses toward completion as determined by the ratio of cumulative costs incurred to date to estimated total contract costs at completion, multiplied by the total estimated contract revenue, less cumulative revenue recognized in prior periods. We believe that cumulative costs incurred to date as a percentage of estimated total contract costs at completion is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. Changes in estimates affecting sales, costs and profits are recognized in the period in which the change becomes known using the cumulative catch-up method of accounting, resulting in the cumulative effect of changes reflected in the period. Estimates are reviewed and updated quarterly for substantially all contracts. For the three months ended December 30, 2023 and December 31, 2022 we recognized lower revenue of $95 and $4,300, respectively, for adjustments made to performance obligations satisfied (or partially satisfied) in previous periods.

Contract costs include only allocable, allowable and reasonable costs which are included in cost of sales when incurred. For applicable U.S. Government contracts, contract costs are determined in accordance with the Federal Acquisition Regulations and the related Cost Accounting Standards. The nature of these costs includes development engineering costs and product manufacturing costs such as direct material, direct labor, other direct costs and indirect overhead costs. Contract profit is recorded as a result of the revenue recognized less costs incurred in any reporting period. Variable consideration and contract modifications, such as performance incentives, penalties, contract claims or change orders are considered in estimating revenues, costs and profits when they can be reliably estimated and realization is considered probable. Revenue recognized on contracts for unresolved claims or unapproved contract change orders was not material for the three months ended December 30, 2023.

As of December 30, 2023, we had contract reserves of $54,553. For contracts with anticipated losses at completion, a provision for the entire amount of the estimated remaining loss is charged against income in the period in which the loss becomes known. Contract losses are determined considering all direct and indirect contract costs, exclusive of any selling, general or administrative cost allocations that are treated as period expenses. Loss reserves are more common on firm fixed-price contracts that involve, to varying degrees, the design and development of new and unique controls or control systems to meet the customers’ specifications. In accordance with ASC 606, we calculate contract losses at the contract level, versus the performance obligation level. Recall reserves are recorded when additional work is needed on completed products for them to meet contract specifications. Contract-related loss reserves are recorded for the additional work needed on completed and delivered products in order for them to meet contract specifications.

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

Total contract assets and contract liabilities are as follows:

	December 30, 2023	September 30, 2023
Unbilled receivables	$760,561	$706,601
Contract advances and progress billings	445,706	377,977
Net contract assets	$314,855	$328,624

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the three months ended December 30, 2023, we recognized $97,705 of revenue, that was included in the contract liability balance at the beginning of the year.

Remaining Performance Obligations
As of December 30, 2023, the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) was $5,300,000. We expect to recognize approximately 47% of that amount as sales over the next twelve months and the balance thereafter.

Disaggregation of Revenue
See Note 20 - Segments, for disclosures related to disaggregation of revenue.

Note 3 - Acquisitions and Divestitures
Acquisitions
On October 20, 2023, we acquired Data Collection Limited ("DCL") based in Auckland, New Zealand for a purchase price, net of acquired cash, of $5,882, consisting of $5,212 in cash and a working capital adjustment to be paid of approximately $670. DCL specializes in manufacturing and operating pavement surveying equipment and providing innovative solutions for measuring and managing pavements. This operation is included in our Military Aircraft segment. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.

Divestitures
On September 30, 2022, we sold a sonar business based in the United Kingdom previously included in our Industrial segment. We have cumulatively received net proceeds of $13,075 and recorded a loss of $15,246, net of transaction costs. The transaction is subject to adjustments associated with amounts currently held in escrow.

On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Military Aircraft segment to Thales USA Inc. We have cumulatively received net proceeds of $36,550 and recorded a gain of $15,242, net of transaction costs. The transaction is subject to adjustments associated with amounts currently held in escrow.

Note 4 - Receivables
Receivables consist of:

	December 30, 2023	September 30, 2023
Accounts receivable	$369,853	$426,804
Other	15,467	11,929
Less allowance for credit losses	(3,711)	(4,010)
Receivables, net	$381,609	$434,723
On December 13, 2023, Moog Receivables LLC (the "Receivables Subsidiary"), a wholly owned bankruptcy remote special purpose subsidiary of Moog Inc. (the "Company"), as seller, the Company, as master servicer, Wells Fargo Bank, N.A., as administrative agent (the "Agent") and certain purchasers (collectively, the "Purchasers") entered into the Third Amendment to the Amended and Restated Receivables Purchase Agreement (the "RPA"). The RPA amendment increased the capacity from $100,000 to $125,000 and extended the maturity date from November 4, 2024 to December 11, 2026. The RPA is subject to customary termination events related to transactions of this type.

Under the RPA, the Receivables Subsidiary may sell receivables to the Purchasers in amounts up to a $125,000 limit. The receivables will be sold to the Purchasers in consideration for the Purchasers making payments of cash, which is referred to as "capital" for purposes of the RPA, to the Receivables Subsidiary in accordance with the terms of the RPA. The Receivables Subsidiary may sell receivables to the Purchasers so long as certain conditions are satisfied, including that, at any date of determination, the aggregate capital paid to the Receivables Subsidiary does not exceed a "capital coverage amount", equal to an adjusted net receivables pool balance minus a required reserve. Each Purchaser's share of capital accrues yield at a variable rate plus an applicable margin.

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

The proceeds of the RPA are classified as operating activities in our Consolidated Condensed Statements of Cash Flows. Cash received from collections of sold receivables is used by the Receivables Subsidiary to fund additional purchases of receivables on a revolving basis or to return all or any portion of outstanding capital of the Purchaser. Subsequent collections on the pledged receivables, which have not been sold, will be classified as operating cash flows at the time of collection. Total receivables sold and cash collections under the RPA were $148,827 and $123,827 for the three months ended December 30, 2023, respectively. The fair value of the sold receivables approximated book value due to their credit quality and short-term nature, and as a result, no gain or loss on sale of receivables was recorded.

As of December 30, 2023, the amount sold to the Purchasers was $125,000, which was derecognized from the Consolidated Condensed Balance Sheets. As collateral against sold receivables, the Receivables Subsidiary maintains a certain level of unsold receivables, which was $583,838 at December 30, 2023.

The allowance for credit losses is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable, current economic conditions and reasonable forecasted financial information that may affect a customer’s ability to pay.

Note 5 - Inventories
Inventories, net of reserves, consist of:

	December 30, 2023	September 30, 2023
Raw materials and purchased parts	$292,483	$270,305
Work in progress	405,599	368,277
Finished goods	89,958	85,420
Inventories, net	$788,040	$724,002
There are no material inventoried costs relating to over-time contracts where revenue is accounted for using the cost-to-cost method of accounting as of December 30, 2023 and September 30, 2023.
Note 6 - Property, Plant and Equipment
Property, plant and equipment consists of:

	December 30, 2023	September 30, 2023
Land	$32,107	$31,417
Buildings and improvements	672,924	646,079
Machinery and equipment	849,330	827,257
Computer equipment and software	228,926	228,284
Property, plant and equipment, at cost	1,783,287	1,733,037
Less accumulated depreciation and amortization	(940,605)	(918,341)
Property, plant and equipment, net	$842,682	$814,696
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
Our lease right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and our lease liabilities represent our obligation to make lease payments. Operating lease ROU assets are included in Operating lease right-of-use assets and operating lease liabilities are included in Accrued liabilities and other and Other long-term liabilities on the Consolidated Condensed Balance Sheets. Finance lease ROU assets are included in Property, plant and equipment and finance lease liabilities are included in Accrued liabilities and other, and Other long-term liabilities on the Consolidated Condensed Balance Sheets. Operating lease cost is included in Cost of sales and Selling, general and administrative on the Consolidated Condensed Statements of Earnings. Finance lease cost is included in Cost of sales, Selling, general and administrative and Interest on the Consolidated Condensed Statements of Earnings.

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

The components of lease expense were as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Operating lease cost	$6,970	$7,395

Finance lease cost:
Amortization of right-of-use assets	$1,826	$972
Interest on lease liabilities	1,232	364
Total finance lease cost	$3,058	$1,336
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$7,151	$7,531
Operating cash flow for finance leases	1,232	364
Financing cash flow for finance leases	1,286	884
Assets obtained in exchange for lease obligations:
Operating leases	$5,717	$1,086
Finance leases	2,128	4,884

Supplemental balance sheet information related to leases was as follows:

	December 30, 2023	September 30, 2023
Operating Leases:
Operating lease right-of-use assets	$59,489	$56,067

Accrued liabilities and other	$11,687	$11,283
Other long-term liabilities	59,306	56,398
Total operating lease liabilities	$70,993	$67,681

Finance Leases:
Property, plant, and equipment, at cost	$89,862	$85,324
Accumulated depreciation	(13,256)	(10,913)
Property, plant, and equipment, net	$76,606	$74,411

Accrued liabilities and other	$5,968	$5,621
Other long-term liabilities	73,661	71,225
Total finance lease liabilities	$79,629	$76,846

Weighted average remaining lease term in years:
Operating leases	6.7	6.9
Finance leases	23.0	23.1

Weighted average discount rates:
Operating leases	5.2%	5.0%
Finance leases	6.5%	6.5%
Maturities of lease liabilities were as follows:

	December 30, 2023
	Operating Leases	Finance Leases
2024	$11,378	$7,749
2025	13,772	10,150
2026	13,093	9,866
2027	11,804	9,112
2028	9,708	8,113
Thereafter	24,359	139,269
Total lease payments	84,114	184,259
Less: imputed interest	(13,121)	(104,630)
Total	$70,993	$79,629

Note 8 - Goodwill and Intangible Assets
Effective October 1, 2023, we made a change to our reporting structure to separate our former Aircraft Controls operating segment into two operating segments, Military Aircraft and Commercial Aircraft, which also represent reporting units for purposes of assessing goodwill. We performed an impairment test consistent with the rules set forth under ASC 350, “Intangibles—Goodwill and Other,” by performing a quantitative analysis on the former reporting unit. Following this test, the Company reassigned the goodwill from the former Aircraft Controls reporting unit to its new reporting units using a relative fair value allocation approach. We then performed quantitative goodwill impairment tests on each of the new reporting units. Quantitative testing requires a comparison of the fair value of a reporting unit to its carrying value. We principally use the discounted cash flow method to estimate the fair value of a reporting unit. The discounted cash flow method incorporates various assumptions, the most significant being projected cash flows (inclusive of projected revenue growth rates and operating margins), the terminal growth rate and the discount rate. Management projects revenue growth rates, operating margins and cash flows based on each reporting unit's current business, expected developments and operational strategies typically over a five-year period. If the carrying value of the reporting unit exceeds its fair value, goodwill is considered impaired and an impairment loss must be measured. The results of our quantitative assessments showed the fair value of the two new reporting units, Military Aircraft and Commercial Aircraft, exceeded their carrying value; and therefore, goodwill was not impaired.

The changes in the carrying amount of goodwill are as follows:

	Space and Defense	Military Aircraft	Commercial Aircraft	Industrial	Total
Balance at September 30, 2023	$259,475	$111,276	$92,612	$357,938	$821,301
Acquisition	—	2,689	—	—	2,689
Foreign currency translation	(473)	2,390	—	7,506	9,423
Balance at December 30, 2023	$259,002	$116,355	$92,612	$365,444	$833,413
Goodwill in our Space and Defense segment is net of a $4,800 accumulated impairment loss at December 30, 2023. Goodwill in our Medical Devices reporting unit, included in our Industrial segment, is net of a $38,200 accumulated impairment loss at December 30, 2023.

The components of intangible assets are as follows:

		December 30, 2023		September 30, 2023
	Weighted- Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer-related	11	$134,739	$(95,943)	$133,269	$(93,648)
Technology-related	9	71,978	(57,381)	69,242	(56,106)
Program-related	23	38,566	(22,751)	37,465	(21,672)
Marketing-related	8	22,644	(19,386)	21,890	(18,995)
Other	10	1,842	(1,645)	1,773	(1,581)
Intangible assets	12	$269,769	$(197,106)	$263,639	$(192,002)
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

Amortization of acquired intangible assets is as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Acquired intangible asset amortization	$2,725	$2,987
Based on acquired intangible assets recorded at December 30, 2023, amortization is estimated to be approximately:

	2024	2025	2026	2027	2028
Estimated future amortization of acquired intangible assets	$10,900	$9,800	$9,600	$8,300	$7,500
Note 9 - Equity Method Investments and Joint Ventures
Investments and operating results in which we do not have a controlling interest, however we do have the ability to exercise significant influence over operations, are accounted for using the equity method of accounting. Net investment balances for equity method investments and joint ventures are included as Other assets in the Consolidated Condensed Balance Sheets and consist of:

	December 30, 2023	September 30, 2023
Moog Aircraft Service Asia	$1,511	$1,302
NOVI LLC	325	325
Suffolk Technologies Fund 1, L.P.	1,257	1,180
Net investment balance	$3,093	$2,807
Losses from equity method investments and joint ventures were $67 and $204 for three months ended December 30, 2023 and December 31, 2022, respectively and are included in Other in the Consolidated Condensed Statements of Earnings.

Moog Aircraft Services Asia ("MASA") is a joint venture included in our Commercial Aircraft segment in which we currently hold a 51% ownership share. MASA is intended to provide maintenance, repair and overhaul services for our manufactured flight control systems.

We hold a 20% ownership interest in NOVI LLC ("NOVI") that is included in our Space and Defense segment. NOVI specializes in applying machine learning algorithms to space situational awareness.

Suffolk Technologies Fund 1, L.P., is a limited partnership included in our Industrial segment that invests in startups to transform the construction, real estate and property maintenance industries in the U.S. We have a remaining on-call capital commitment of up to $6,295.
Hybrid Motion Solutions (“HMS”) is a joint venture in our Industrial segment in which we hold a 50% ownership interest. HMS specializes in hydrostatic servo drives and leverages synergies to enter new markets. The joint venture focuses on research and development, design and assembly as well as service. Our share of cumulative losses to date has exceeded our initial investment, and as such, we had no net investment balance recorded as of December 30, 2023.

Investments in, and the operating results of, entities in which we do not have a controlling financial interest or the ability to exercise significant influence over the operations are accounted for using the cost method of accounting. As of December 30, 2023 we had cost method investments of $9,875, which are included as Other assets in the Consolidated Condensed Balance Sheets.

Note 10 - Indebtedness
We maintain short-term line of credit facilities with banks throughout the world that are principally demand lines subject to revision by the banks.

Long-term debt consists of:

	December 30, 2023	September 30, 2023
U.S. revolving credit facility	$423,000	$334,500
SECT revolving credit facility	1,000	33,000
Senior notes 4.25%	500,000	500,000
Senior debt	924,000	867,500
Less deferred debt issuance cost	(3,897)	(4,408)
Long-term debt	$920,103	$863,092
Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1,100,000 and provides an expansion option, which permits us to request an increase of up to $400,000 to the credit facility upon satisfaction of certain conditions. Interest on the majority of our outstanding borrowings is principally based on SOFR plus the applicable margin. The credit facility is secured by substantially all of our U.S. assets. The loan agreement contains various covenants which, among others, specify interest coverage and maximum leverage. We are in compliance with all covenants.

The SECT has a revolving credit facility with a borrowing capacity of $35,000, maturing on October 26, 2025. Interest is based on SOFR plus an applicable margin. A commitment fee is also charged based on a percentage of the unused amounts available and is not material.

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

Note 11 - Other Accrued Liabilities
Other accrued liabilities consists of:

	December 30, 2023	September 30, 2023
Employee benefits	$57,677	$47,653
Contract reserves	54,553	45,257
Warranty accrual	24,096	22,939
Accrued income taxes	42,011	29,631
Other	60,534	66,289
Other accrued liabilities	$238,871	$211,769
In the ordinary course of business, we warrant our products against defects in design, materials and workmanship typically over periods ranging from twelve to sixty months. We determine warranty reserves needed by product line based on historical experience and current facts and circumstances. Activity in the warranty accrual is summarized as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Warranty accrual at beginning of period	$22,939	$23,072
Warranties issued during current period	3,319	1,958
Adjustments to pre-existing warranties	(526)	(214)
Reductions for settling warranties	(1,876)	(2,805)
Foreign currency translation	240	418
Warranty accrual at end of period	$24,096	$22,429
Note 12 - Derivative Financial Instruments
We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions and interest rate risk associated with long-term debt. We enter into derivative financial instruments with a number of major financial institutions to minimize counterparty credit risk.

Derivatives designated as hedging instruments
We use foreign currency contracts as cash flow hedges to effectively fix the exchange rates on future payments and revenue. To mitigate exposure in movements between various currencies, including the Philippine peso, we had outstanding foreign currency contracts with notional amounts of $2,792 at December 30, 2023. These contracts mature at various times through March 1, 2024.

We use forward currency contracts to hedge our net investment in certain foreign subsidiaries. As of December 30, 2023, we had no outstanding net investment hedges.

Interest rate swaps are used to adjust the proportion of total debt that is subject to variable and fixed interest rates. The interest rate swaps are designated as hedges of the amount of future cash flows related to interest payments on variable-rate debt that, in combination with the interest payments on the debt, convert a portion of the variable-rate debt to fixed-rate debt. At December 30, 2023, we had no outstanding interest rate swaps.

Foreign currency contracts, net investment hedges and interest rate swaps are recorded in the Consolidated Condensed Balance Sheets at fair value and the related gains or losses are deferred in Shareholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss) ("AOCIL"). These deferred gains and losses are reclassified into the Consolidated Condensed Statements of Earnings, as necessary, during the periods in which the related payments or receipts affect earnings. However, to the extent the foreign currency contracts and interest rate swaps are not perfectly effective in offsetting the change in the value of the payments and revenue being hedged, the ineffective portion of these contracts is recognized in earnings immediately. Ineffectiveness was not material in the first three months of 2024 or 2023.

Derivatives not designated as hedging instruments
We also have foreign currency exposure on balances, primarily intercompany, that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. To minimize foreign currency exposure, we have foreign currency contracts with notional amounts of $149,110 at December 30, 2023. The foreign currency contracts are recorded in the Consolidated Condensed Balance Sheets at fair value and resulting gains or losses are recorded in the Consolidated Condensed Statements of Earnings. We recorded the following gains and losses on foreign currency contracts which are included in other income or expense and generally offset the gains or losses from the foreign currency adjustments on the intercompany balances that are also included in other income or expense:

		Three Months Ended
	Statements of Earnings location	December 30, 2023	December 31, 2022
Net gain
Foreign currency contracts	Other	$4,452	$3,955
Summary of derivatives
The fair value and classification of derivatives is summarized as follows:

	Balance Sheets location	December 30, 2023	September 30, 2023
Derivatives designated as hedging instruments:
Foreign currency contracts	Other current assets	$123	$295
Foreign currency contracts	Accrued liabilities and other	$176	$581
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$968	$93
Foreign currency contracts	Accrued liabilities and other	$145	$324

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis, all of which are classified as Level 2, except for the acquisition contingent consideration, which is classified as Level 3:

	Balance Sheets location	December 30, 2023	September 30, 2023
Foreign currency contracts	Other current assets	$1,091	$388
	Total assets	$1,091	$388
Foreign currency contracts	Accrued liabilities and other	$321	$905
Acquisition contingent consideration	Other long-term liabilities	3,172	3,089
	Total liabilities	$3,493	$3,994
The changes in financial liabilities classified as Level 3 within the fair value hierarchy are as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Balance at beginning of period	$3,089	$3,272
Increase in discounted future cash flows recorded as interest expense	83	93
Balance at end of period	$3,172	$3,365
Our only financial instrument for which the carrying value differs from its fair value is long-term debt. At December 30, 2023, the fair value of long-term debt was $893,656 compared to its carrying value of $924,000. The fair value of long-term debt is classified as Level 2 within the fair value hierarchy and was estimated based on quoted market prices.

Note 14 - Restructuring
In 2023, we initiated restructuring actions in relation to portfolio shaping activities which contains certain elements, primarily retention agreements, that will continue through 2027 and could result in additional costs of up to approximately $10,400.

Restructuring activity for severance and other costs by segment and reconciliation to consolidated amounts is as follows:

	Space and Defense	Military Aircraft	Industrial	Total
Balance at October 1, 2023	$1,622	$347	$8,208	$10,177
Charged to expense - 2023 plan	—	—	1,889	1,889
Adjustments to provision	(155)	—	(11)	(166)
Cash payments - 2023 plan	(727)	(72)	(1,238)	(2,037)
Cash payments - 2022 plan	—	—	(79)	(79)
Cash payments - 2018 plan	—	—	(94)	(94)
Foreign currency translation	—	—	288	288
Balance at December 30, 2023	$740	$275	$8,963	$9,978
As of December 30, 2023, the restructuring accrual consists of $6,072 for the 2023 plan, $387 for the 2022 plan, $2,385 for the 2020 plan and $1,134 for the 2018 plan. Restructuring is expected to be paid within a year, except portions classified as long-term liabilities based on the nature of the reserve.
Note 15 - Employee Benefit Plans
Pension expense for our defined contribution plans consists of:

	Three Months Ended
	December 30, 2023	December 31, 2022
U.S. defined contribution plans	$12,052	$10,185
Non-U.S. defined contribution plans	2,298	2,065
Total expense for defined contribution plans	$14,350	$12,250
Net periodic benefit costs for our defined benefit pension plans are as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
U.S. Plans
Service cost	$2,694	$3,228
Interest cost	6,973	7,028
Expected return on plan assets	(6,817)	(7,147)
Amortization of actuarial loss	3,072	3,362
Expense for U.S. defined benefit plans	$5,922	$6,471
Non-U.S. Plans
Service cost	$650	$642
Interest cost	1,418	1,303
Expected return on plan assets	(1,096)	(1,017)
Amortization of prior service cost	14	13
Amortization of actuarial loss	52	96
Expense for non-U.S. defined benefit plans	$1,038	$1,037

Note 16 - Income Taxes
The effective tax rate for the three months ended December 30, 2023 and December 31, 2022 was 23.6% and 23.7%, respectively. The effective tax rate for the three months ended December 30, 2023 and December 31, 2022 was higher than expected from applying the U.S. federal statutory tax rate of 21% to earnings before income taxes due to tax on earnings generated outside the U.S.
Note 17 - Accumulated Other Comprehensive Income (Loss)
The changes in AOCIL, net of tax, by component for the three months ended December 30, 2023 are as follows:

	Accumulated foreign currency translation	Accumulated retirement liability	Accumulated gain (loss) on derivatives	Total
AOCIL at September 30, 2023	$(140,486)	$(113,605)	$(518)	$(254,609)
OCI before reclassifications	31,040	(366)	93	30,767
Amounts reclassified from AOCIL	(27)	2,044	225	2,242
OCI, net of tax	31,013	1,678	318	33,009
AOCIL at December 30, 2023	$(109,473)	$(111,927)	$(200)	$(221,600)
Net gains and losses on net investment hedges are recorded in Accumulated foreign currency translation to the extent that the instruments are effective in hedging the designated risk.

The amounts reclassified from AOCIL into earnings are as follows:

		Three Months Ended
	Statements of Earnings location	December 30, 2023	December 31, 2022
Retirement liability:
Prior service cost		$14	$13
Actuarial losses		2,658	2,877
Reclassification from AOCIL into earnings		2,672	2,890
Tax effect		(628)	(678)
Net reclassification from AOCIL into earnings		$2,044	$2,212
Derivatives:
Foreign currency contracts	Sales	$—	$306
Foreign currency contracts	Cost of sales	295	972
Reclassification from AOCIL into earnings		295	1,278
Tax effect		(70)	(287)
Net reclassification from AOCIL into earnings		$225	$991
Reclassification from AOCIL into earnings for the Retirement liability are included in the computation of non-service pension expense, which is included in Other on the Consolidated Condensed Statement of Earnings.

The effective portion of amounts deferred in AOCIL are as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Foreign currency contracts	$122	$1,198
Net gain	122	1,198
Tax effect	(29)	(270)
Net deferral in AOCIL of derivatives	$93	$928

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
Note 19 - Earnings per Share
Basic and diluted weighted-average shares outstanding, as well as shares considered to be anti-dilutive, are as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Basic weighted-average shares outstanding	31,902,101	31,746,001
Dilutive effect of equity-based awards	347,212	128,717
Diluted weighted-average shares outstanding	32,249,313	31,874,718

Anti-dilutive shares from equity-based awards	—	21,727
Note 20 - Segments
Disaggregation of net sales by segment for the three months ended December 30, 2023 and December 31, 2022 are as follows:

	Three Months Ended
Market Type	December 30, 2023	December 31, 2022
Net sales:
Space	$99,610	$95,885
Defense	130,518	121,900
Space and Defense	230,128	217,785
Original Equipment Manufacturers	141,371	132,768
Aftermarket	44,873	45,032
Military Aircraft	186,244	177,800
Original Equipment Manufacturers	129,702	80,675
Aftermarket	64,520	51,784
Commercial Aircraft	194,222	132,459
Energy	32,770	31,570
Industrial Automation	116,415	111,118
Simulation and Test	37,505	28,325
Medical	59,566	61,046
Industrial	246,256	232,059
Net sales	$856,850	$760,103

	Three Months Ended
Customer Type	December 30, 2023	December 31, 2022
Net sales:
Commercial	$34,304	$24,576
U.S. Government (including OEM)	176,402	179,435
Other	19,422	13,774
Space and Defense	230,128	217,785
U.S. Government (including OEM)	135,165	129,782
Other	51,079	48,018
Military Aircraft	186,244	177,800
Commercial	184,675	129,006
Other	9,547	3,453
Commercial Aircraft	194,222	132,459
Commercial	242,386	225,839
U.S. Government (including OEM)	2,840	1,280
Other	1,030	4,940
Industrial	246,256	232,059
Commercial	461,365	379,421
U.S. Government (including OEM)	314,407	310,497
Other	81,078	70,185
Net sales	$856,850	$760,103

	Three Months Ended
Revenue Recognition Method	December 30, 2023	December 31, 2022
Net sales:
Over-time	$210,195	$202,090
Point in time	19,933	15,695
Space and Defense	230,128	217,785
Over-time	151,956	143,290
Point in time	34,288	34,510
Military Aircraft	186,244	177,800
Over-time	142,903	103,566
Point in time	51,319	28,893
Commercial Aircraft	194,222	132,459
Over-time	31,750	33,056
Point in time	214,506	199,003
Industrial	246,256	232,059
Over-time	536,804	482,002
Point in time	320,046	278,101
Net sales	$856,850	$760,103
Operating profit is net sales less cost of sales and other operating expenses, excluding interest expense, equity-based compensation expense, non-service pension expense and other corporate expenses. Cost of sales and other operating expenses are directly identifiable to the respective segment or allocated on the basis of sales, manpower or profit. Operating profit by segment for the three months ended December 30, 2023 and December 31, 2022 and a reconciliation of segment operating profit to earnings before income taxes are as follows:

	Three Months Ended
	December 30, 2023	December 31, 2022
Operating profit:
Space and Defense	$25,297	$20,294
Military Aircraft	19,589	15,201
Commercial Aircraft	20,626	14,517
Industrial	29,024	36,751
Total operating profit	94,536	86,763
Deductions from operating profit:
Interest expense	16,694	13,132
Equity-based compensation expense	4,165	2,974
Non-service pension expense	3,187	3,099
Corporate and other expenses, net	7,879	7,257
Earnings before income taxes	$62,611	$60,301
Effective October 1, 2023, we made changes to our segment reporting structure that resulted in four reporting segments. Our former Aircraft Controls segment has been separated into Military Aircraft and Commercial Aircraft. All amounts in the preceding tables have been restated to reflect this change. Segment assets for Military and Commercial Aircraft were approximately $874,000 and $809,000, respectively as of September 30, 2023, as a result of the change to our segment reporting structure.

Note 21 - Related Party Transactions
John Scannell, Moog's Non-Executive Chairman of the Board of Directors, is a member of the Board of Directors of M&T Bank Corporation and M&T Bank. We currently engage with M&T Bank in the ordinary course of business for financing routine purchases and lease transactions, which for the three months ended December 30, 2023 and December 31, 2022 totaled $3,707 and $3,417. At December 30, 2023, we held outstanding leases with a total remaining obligation of $12,085. At December 30, 2023, outstanding deposits on our behalf for future equipment leases totaled $2,840. M&T Bank also maintains an interest of approximately 12% in our U.S. revolving credit facility. Further details of the U.S. revolving credit facility can be found in Note 10 - Indebtedness. Wilmington Trust, a subsidiary of M&T Bank, is the trustee of the pension assets for our qualified U.S. defined benefit plan.
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

We are contingently liable for $19,285 related to standby letters of credit issued by banks to third parties on our behalf at December 30, 2023.
Note 23 - Subsequent Event
On January 25, 2024, we declared a $0.28 per share quarterly dividend payable on issued and outstanding shares of our Class A and Class B common stock on February 27, 2024 to shareholders of record at the close of business on February 9, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report filed on Form 10-K for the fiscal year ended September 30, 2023. In addition, the following should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Condensed Financial Statements contained herein. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are to fiscal years. Amounts may differ from reported values due to rounding.

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

In the industrial market, our products are used in a wide range of applications including:
•Industrial market - various components and systems used in various applications including: heavy industrial machinery used for metal forming and pressing, flight simulation motion control systems, energy exploration and generation products, material and automotive structural and fatigue testing systems, as well as for the electrification of construction vehicles.
•Medical market - components and pumps for enteral clinical nutrition and infusion therapy, CT scan medical equipment, ultrasonic sensors and surgical handpieces and sleep apnea equipment.

We operate under four segments, Space and Defense, Military Aircraft, Commercial Aircraft and Industrial. Our principal manufacturing facilities are located in the United States, Philippines, United Kingdom, Germany, Italy, Costa Rica, China, Netherlands, Luxembourg, Japan, Czech Republic, Canada, India and Lithuania.

Under ASC 606, 63% of revenue was recognized over time for the quarter ended December 30, 2023, using the cost-to-cost method of accounting. The over-time method of revenue recognition is predominantly used in Space and Defense, Military Aircraft and Commercial Aircraft. We use this method for U.S. Government contracts and repair and overhaul arrangements as we are creating or enhancing assets that the customer controls. In addition, many of our large commercial contracts qualify for over-time accounting as our performance does not create an asset with an alternative use and we have an enforceable right to payment for performance completed to date.

For the quarter ended December 30, 2023, 37% of revenue was recognized at the point in time control transferred to the customer. This method of revenue recognition is used most frequently in Industrial. We use this method for commercial contracts in which the asset being created has an alternative use. We determine the point in time control transfers to the customer by weighing the five indicators provided by ASC 606. When control has transferred to the customer, profit is generated as cost of sales is recorded and as revenue is recognized.

Our products and technologies affect the lives of millions of people around the world. Our solutions are critical to preserving national security, ensuring safe air transportation, reducing factory emissions and enhancing patient's lives all while driving innovation. Our engineers collaboratively design and manufacture the most advanced motion control products, to the highest quality standards, for use in demanding applications. By capitalizing on these core foundational strengths, we believe we have achieved a leadership position in the high performance, precision controls market and are "Shaping The Way Our World Moves™."

By leveraging our engineering heritage and by focusing on customer intimacy to solve our customers' most demanding technical problems, we have been able to expand our control product franchise to multiple markets; organically growing from a high-performance components manufacturer to a high-performance systems designer, manufacturer and integrator. In addition, we continue to expand our content positions on our current platforms, seeking to be the leading supplier in the niche markets we serve. We also look for innovation in all aspects of our business, employing new technologies to improve productivity, while focusing on talent development to strengthen our employee operational performance.

Our fundamental long-term strategies that will help us achieve our financial objectives center around pricing and simplification initiatives. Our pricing initiatives focus on receiving fair recognition for the value we deliver to our customers across all of our markets. Our simplification initiatives include:
•utilizing 80/20 processes to unlock and capture value,
•shaping our product and business portfolio to invest in growth areas and to divest those that no longer fit,
•rationalizing our footprint to align with current and future business levels,
•focusing our factories so that individual sites meet the unique needs of a specific market, and
•investing in automation and technologies to improve business operations.

We focus on improving shareholder value through strategic revenue growth, both organic and acquired, improving operating efficiencies and manufacturing initiatives and utilizing low cost manufacturing facilities without compromising quality. Historically, we have taken a balanced approach to capital deployment in order to maximize shareholder returns over the long term. These activities have included strategic acquisitions, share buybacks and dividend payments. Today, we believe we can create long term value for our shareholders by continuing to invest in our business through both capital expenditures and investments in new market opportunities. We will also continue exploring opportunities to make strategic acquisitions and return capital to shareholders.

Acquisitions and Divestitures
Acquisitions
On October 20, 2023, we acquired Data Collection Limited ("DCL") based in Auckland, New Zealand for a purchase price, net of acquired cash, of $6 million, consisting of $5 million in cash and a working capital adjustment to be paid of approximately $1 million. DCL specializes in manufacturing and operating pavement surveying equipment and providing innovative solutions for measuring and managing pavements. This operation is included in our Military Aircraft segment.The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period.

Divestitures
On September 30, 2022, we sold a sonar business based in the United Kingdom previously included in our Industrial segment. We have cumulatively received net proceeds of $13 million and recorded a loss of $15 million, net of transaction costs. The transaction is subject to adjustments associated with amounts currently held in escrow.

On December 3, 2021, we sold the assets of our Navigation Aids ("NAVAIDS") business based in Salt Lake City, Utah previously included in our Military Aircraft segment to Thales USA Inc. We have cumulatively received net proceeds of $37 million and recorded a gain of $15 million, net of transaction costs. The transaction is subject to adjustments associated with amounts currently held in escrow.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
(dollars and shares in millions, except per share data)	December 30, 2023	December 31, 2022	$ Variance	% Variance
Net sales	$857	$760	$97	13%
Gross margin	27.2%	26.8%
Research and development expenses	$31	$24	$7	28%
Selling, general and administrative expenses as a percentage of sales	13.9%	14.9%
Interest expense	$17	$13	$4	27%
Restructuring expense	$2	$1	$1	75%
Gain on sale of buildings	$—	(10)	$10	n/a
Other	$3	$2	$1	n/a
Effective tax rate	23.6%	23.7%
Net earnings	$48	$46	$2	4%
Diluted earnings per share	$1.48	$1.44	$0.04	3%
Twelve-month backlog	$2,500	$2,300	$200	9%
Net sales increased across all of our segments in the first quarter of 2024 compared to the first quarter of 2023 due to the continued commercial aircraft recovery and due to higher product demand across all segments.

Gross margin increased in the first quarter of 2024 compared to the first quarter of 2023. We benefited from improved efficiencies associated with the higher sales, partially offset by the absence of a favorable sales mix last year.

Research and development expenses in the first quarter of 2024 increased compared to the same period of 2023. Higher activity supporting our new growth programs in both Space and Defense and Industrial drove the increase.

Selling, general and administrative expenses as a percentage of sales decreased in the first quarter of 2024 compared to the first quarter of 2023, reflecting the incremental benefit of higher sales volume.

Interest expense in the first quarter of 2024 increased compared to the same period of 2023 due to higher interest rates on our outstanding debt balances.

As we continue to simplify our operations, the first quarters of 2024 and 2023 both included charges for various restructuring activities, primarily within Industrial. Also in Industrial, the first quarter of 2023 included a $10 million gain from the sale of two buildings.

The twelve-month backlog increased in the first quarter of 2024 compared with the first quarter of 2023. Within Space and Defense, we had higher orders across our satellite and launch vehicle programs, as well as across our defense programs. We also had higher orders across our Military Aircraft programs including the F-35 and various funded development programs. Partially offsetting these increases was a decline in Industrial's twelve-month backlog due to lower orders across our industrial automation programs.

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
Space and Defense

	Three Months Ended
(dollars in millions)	December 30, 2023	December 31, 2022	$ Variance	% Variance
Net sales	$230	$218	$12	6%
Operating profit	$25	$20	$5	25%
Operating margin	11.0%	9.3%
Space and Defense net sales increased in the first quarter of 2024 compared to the first quarter of 2023 driven by higher demand for both defense and space applications.

In the first quarter of 2024, sales increased $9 million in our defense programs and $4 million in our space programs. Within our defense market, higher demand across most of our defense programs, including new defense pursuits, increased sales.

Operating margin increased in the first quarter of 2024 compared to the first quarter of 2023. We benefited from production efficiencies associated with the higher sales volume. Also, benefits from our pricing initiatives increased operating margin. Partially offsetting the increase was $3 million of higher research and development expense associated with activity on new growth programs.
Military Aircraft

	Three Months Ended
(dollars in millions)	December 30, 2023	December 31, 2022	$ Variance	% Variance
Net sales	$186	$178	$8	5%
Operating profit	$20	$15	$4	29%
Operating margin	10.5%	8.5%
Military Aircraft net sales increased in the first quarter of 2024 compared to the first quarter of 2023 due to expanding demand in our OEM programs.

In the first quarter of 2024, military OEM sales increased $9 million. A higher amount of activity on the V-280 program drove the sales growth. Higher production sales on the F-35 program was offset by lower amounts of funded development program activity.

Operating margin increased in the first quarter of 2024 compared to the first quarter of 2023. The increased activity on the V-280 program, as we approached full staffing levels, as well as a more favorable sales mix, increased operating margin.

Commercial Aircraft

	Three Months Ended
(dollars in millions)	December 30, 2023	December 31, 2022	$ Variance	% Variance
Net sales	$194	$132	$62	47%
Operating profit	$21	$15	$6	42%
Operating margin	10.6%	11.0%
Commercial Aircraft net sales increased in the first quarter of 2024 compared to the first quarter of 2023 due to the market recoveries across all of our programs.

In the first quarter of 2024, commercial OEM sales increased $49 million and aftermarket sales increased $13 million. Within OEM, more then half of the sales increase came from our Boeing and Airbus widebody programs. Also, all of our other commercial OEM programs increased due to the continued market recovery. Within aftermarket, airlines continued to provision more on-hand spares across our widebody and other programs.

Operating margin decreased in the first quarter of 2024 compared to the first quarter of 2023, as favorable retrofit activity from last year did not repeat, offsetting the benefits of our pricing initiatives.
Industrial

	Three Months Ended
(dollars in millions)	December 30, 2023	December 31, 2022	$ Variance	% Variance
Net sales	$246	$232	$14	6%
Operating profit	$29	$37	$(8)	(21%)
Operating margin	11.8%	15.8%
Industrial net sales increased in the first quarter of 2024 compared to the first quarter of 2023 due to higher demand in select markets.

In the first quarter of 2024, sales increased $9 million in our simulation and test market. Higher orders for flight simulation products, associated with the demand for increased pilot training, as well for automobile testing increased sales. Sales also increased $5 million in our industrial automation market due to the demand for capital equipment.

Operating margin decreased in the first quarter of 2024 compared to the first quarter of 2023 as the prior year's quarter benefited $10 million from the sale of two buildings as part of our simplification initiatives. Also the first quarters of 2024 and 2023 included $2 million and $1 million, respectively, of various restructuring and other charges. Excluding the net impacts of the gain and charges, adjusted operating margins in the first quarter of 2024 and 2023 were 12.6% and 12.3%, respectively. The resulting increase in adjusted operating margin was due to the benefits of pricing initiatives, but were partially offset by the absence of the prior year's favorable sales mix.

CONSOLIDATED SEGMENT OUTLOOK

			2024 vs. 2023
(dollars in millions, except per share data)	2024 Outlook	2023	$ Variance	% Variance
Net sales:
Space and Defense	$1,015	$947	$68	7%
Military Aircraft	745	720	25	3%
Commercial Aircraft	815	669	146	22%
Industrial	925	983	(58)	(6%)
	$3,500	$3,319	$181	5%
Operating profit:
Space and Defense	$137	$96	$41	43%
Military Aircraft	87	60	26	43%
Commercial Aircraft	83	84	(1)	(2%)
Industrial	112	102	10	9%
	$418	$343	$75	22%
Operating margin:
Space and Defense	13.5%	10.1%
Military Aircraft	11.6%	8.4%
Commercial Aircraft	10.2%	12.6%
Industrial	12.1%	10.4%
	12.0%	10.3%

Net earnings	$222	$171
Diluted earnings per share	$6.86	$5.34
2024 Outlook – We expect higher sales in 2024, driven by the continued market recovery in our aerospace and defense markets. However in Industrial, an anticipated slowdown of orders will reduce sales. We also expect operating margin will increase due to the continued benefits of our pricing and simplification initiatives. Partially offsetting the incremental profit is expected higher interest expense and a higher tax rate. We expect adjusted diluted earnings per share will range between $6.70 and $7.10, with a midpoint of $6.90. Management believes that the adjusted outlook may be useful in evaluating the financial condition and results of operations of the Company

2024 Outlook for Space and Defense – In 2024, we expect sales growth across both of our space and defense markets, primarily driven by the increased investment in defense spending. We expect operating margin will increase due to the absence of the prior year's charges associated with our space vehicle programs, and due to the benefits of our pricing initiatives.

2024 Outlook for Military Aircraft – In 2024, we expect sales growth in our OEM programs, in particular sales for the V-280 program. Partially offsetting the increase is an expected sales decline in military aftermarket programs as defense funding shifts from legacy refurbishments to product modernization. We expect operating margin will increase due to having a full year of activity on the V-280 program, and due to lower amounts of charges associated with funded development contracts which are winding down.

2024 Outlook for Commercial Aircraft – In 2024, we expect sales growth from our widebody OEM programs as build rates continue to ramp. However, we expect lower sales in commercial aftermarket as the prior year's retrofit activity won't repeat, which will also reduce our operating margin in 2024.

2024 Outlook for Industrial – In 2024, we expect a decrease in sales due to lower orders in our industrial automation market consistent with macroeconomic indicators for capital spending. We also expect a sales decrease associated with the lost sales associated with our footprint and portfolio initiatives. We expect operating margin will increase due to the benefits of our pricing initiatives and the savings from our simplified operations.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Statement of Cash Flows

	Three Months Ended
(dollars in millions)	December 30, 2023	December 31, 2022	$ Variance
Net cash provided (used) by:
Operating activities	$60	$8	$52
Investing activities	(43)	(25)	(18)
Financing activities	39	59	(20)
Operating activities
Net cash provided by operating activities in the first quarter of 2024 increased compared to the first quarter of 2023. Accounts receivable provided $86 million more of cash, driven by strong collections, primarily in our aircraft segments. Also, accounts receivable increased $25 million due to the expansion of our Receivables Purchase Agreement. Partially offsetting the source of cash was inventories and unbilled receivables, which combined used $27 million more of cash, as our aerospace and defense segments grew inventory to support the business growth.
Investing activities
Net cash used by investing activities in the first quarter of 2024 included $37 million of capital expenditures and $5 million associated with the acquisition of DCL.

Net cash used by investing activities in the first quarter of 2023 included $30 million of capital expenditures, which was partially offset by the proceeds from the sale of a building.
Financing activities
Net cash provided by financing activities in the first quarter of 2024 included $57 million of net borrowings on our credit facilities. Financing activities also included $9 million of cash dividends.

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

At December 30, 2023, our cash balances were $127 million, which includes $106 million held outside of the U.S. by foreign operations. We regularly assess our cash needs, including repatriation of foreign earnings which may be subject to regulatory approvals and withholding taxes, where applicable by law.

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

Our U.S. revolving credit facility, which matures on October 27, 2027, has a capacity of $1.1 billion and also provides an expansion option, which permits us to request an increase of up to $400 million to the credit facility upon satisfaction of certain conditions. The weighted-average interest rate on the majority of the outstanding credit facility borrowings was 6.84% and is principally based on SOFR plus the applicable margin, which was 1.60% at December 30, 2023.

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

The SECT has a revolving credit facility with a borrowing capacity of $35 million, maturing on October 26, 2025. Interest was 7.58% as of December 30, 2023 and is based on SOFR plus a margin of 2.23%.

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

At December 30, 2023, we had $656 million of unused capacity, including $622 million from the U.S. revolving credit facility after considering standby letters of credit and other limitations.

Our Receivables Purchase Agreement, which matures on December 11, 2026, allows the Receivables Subsidiary to sell receivables to the Purchasers in amounts up to a $125 million limit so long as certain conditions are satisfied. The receivables are sold to the Purchasers in consideration for the Purchasers making payments of cash. Each Purchaser’s share of capital accrues yield at a variable rate plus an applicable margin, which totaled 6.35% as of December 30, 2023.

We are in compliance with all covenants under each of our financing arrangements. See Note 4 - Receivables and Note 10 – Indebtedness, of Part I, Item 1, Financial Information of this report for additional details.

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

Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments have not changed materially from the disclosures in our Annual Report on Form 10-K for the year ended September 30, 2023. See Note 7 - Leases, Note 10 - Indebtedness, Note 15 - Employee Benefit Plans and Note 22 - Commitments and Contingencies, of Part I, Item 1, Financial Information, of this report for additional details.

ECONOMIC CONDITIONS AND MARKET TRENDS
We operate within the aerospace and defense and industrial markets.

Our aerospace and defense businesses represented 70% of our 2023 sales. Within the defense market, our programs are directly affected by funding levels, which has recently increased. Our commercial aircraft market, which represented less than 20% of our 2023 sales, is aligning with our customers' growing demand. While domestic travel has recovered, global international travel remains slightly below pre-pandemic levels.

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

The defense market is dependent on military spending for development and production programs. We have a growing development program order book for future generation aircraft and turret programs, and we strive to embed our technologies within these high-performance military programs of the future, including the Textron Bell V-280 Valor. Aircraft production programs are typically long-term in nature, offering predictable capacity needs and future revenues. We maintain positions on numerous high priority programs, including the Lockheed Martin F-35 Lightning II. The large installed base of our products leads to attractive aftermarket sales and service opportunities. The tactical and strategic missile, missile defense and defense controls markets are dependent on many of the same market conditions as military aircraft, including overall military spending and program funding levels. At times when there are perceived threats to national security, U.S. defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending have increased in the near-term given the current global tensions, and are subject to presidential and congressional approval.

The commercial OEM aircraft market has depended on a number of factors, including both the last decade's increasing global demand for air travel and increasing fuel prices. Both factors contributed to the demand for new, more fuel-efficient aircraft with lower operating costs that led to large production backlogs for Boeing and Airbus. Domestic air travel has recovered from the impact of the COVID-19 pandemic, and international travel utilizing primarily widebody aircraft is close to 2019 levels. We believe Boeing and Airbus will continue to increase their widebody aircraft production rates with the post-pandemic air traffic volumes, which affects our demand for our flight control systems.

The commercial aftermarket is driven by usage and the age of the existing aircraft fleet for passenger and cargo aircraft, which drives the need for maintenance and repairs. We have seen a recovery in the demand volume for our maintenance services and spare parts after the COVID-19 pandemic. During the pandemic, there were very few new A350 and 787 entries into service. These delays had subsequent impacts on our aftermarket revenue, as sales are generated after the warranty period. Therefore, we expect aftermarket sales growth to be modest over the next few years.

The space market is comprised of three customer markets: the civil market, the U.S. Department of Defense market and the commercial space market. The civil market, namely NASA, is driven by investment for commercial and exploration activities, including NASA's return to the moon. The U.S. Department of Defense market is driven by governmental-authorized levels of defense spending, including funding for defense-related satellite technologies. Levels of U.S. defense spending could increase as there is growing emphasis on space as the next frontier of potential future conflicts. The commercial space market is driven by demand for small satellites, which offer new innovative space applications, including the support of broadband internet connectivity. Trends for this market, as well as for commercial launch vehicles, follow demand for increased capacity. Our launch vehicle and satellite components and systems, as well as our new space vehicle programs, will continue to benefit from increased investments in these markets.

Industrial
Within industrial, we serve two end markets: industrial and medical.The industrial market consists of industrial automation products, simulation and test products and energy generation and exploration products. The medical market consists of medical devices and medical components products.

The industrial market we serve with our industrial automation products is influenced by several factors including capital investment levels, the pace of product innovation, economic conditions, cost-reduction efforts, technology upgrades and the subsequent effects of the COVID-19 pandemic. We experienced challenges from changing demands from customers that have changed their industrial product orders.

Our simulation and test products operate in markets that were largely affected by the same factors and investment challenges as our commercial aircraft market. However, we have seen stronger order demand for flight simulation systems as the airline training market recovers in line with domestic and foreign flight hours.

Our energy generation and exploration products operate in a market that is influenced by changing oil and natural gas prices, global urbanization and the resulting change in supply and demand for global energy. Historically, drivers for global growth include investments in power generation infrastructure and exploration of new oil and gas resources.

The medical market we serve, in general, is influenced by economic conditions, regulatory environments, hospital and outpatient clinic spending on equipment, population demographics, medical advances, patient demands and the need for precision control components and systems. Advances in medical technology and treatments have resulted in the greater need for medical services, which drive the demand for our medical devices and components programs.

Foreign Currencies
We are affected by the movement of foreign currencies compared to the U.S. dollar, particularly in Industrial, Military Aircraft and Commercial Aircraft. About one-sixth of our 2023 sales were denominated in foreign currencies. During the first three months of 2024, average foreign currency rates generally strengthened against the U.S. dollar compared to 2023. The translation of the results of our foreign subsidiaries into U.S. dollars increased sales by $6 million compared to the same period one year ago.

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
▪    The loss of The Boeing Company as a customer or a significant reduction in the sales to The Boeing Company could adversely impact our operating results; and
▪    We may not realize the full amounts reflected in our backlog as revenue, which could adversely affect our future revenue and growth prospects.

OPERATIONAL RISKS
▪    A constrained supply chain, as well as inflated prices, across various raw materials and third-party provided components and sub-assemblies have had, and could continue to have, a material impact on our ability to manufacture and ship our products, in addition to adversely impacting our operating profit and balance sheet;
▪    If our subcontractors or suppliers fail to perform their contractual obligations, our prime contract performance and our ability to obtain future business could be materially and adversely impacted;
▪    We face, and may continue to face, risks related to information systems interruptions, intrusions and or new software implementations, which may adversely affect our business operations;
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
▪    We may face reputational, regulatory or financial risks from a perceived, or an actual, failure to achieve our sustainability goals; and
•The recently received invalidation of our facility security clearance by the U.S. Defense Counterintelligence and Security Agency (DCSA) could impact potential future business as well as adversely affect our operating results.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 for a complete discussion of our market risk. There have been no material changes in the current year regarding this market risk information.

Item 4. Controls and Procedures.
(a)Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of December 30, 2023 to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
(b)Changes in Internal Control over Financial Reporting. There have been no changes during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors.
Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 for a complete discussion of our risk factors. There have been no material changes in the current year regarding our risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table summarizes our purchases of our common stock for the quarter ended December 30, 2023.

Period	(a) Total Number of Shares Purchased (1) (2)(3)	(b) Average Price Paid Per Share	(c) Total number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approx. Dollar Value) of Shares that May Yet Be Purchased Under Plans or Programs (3)
October 1, 2023 - October 28, 2023	6,732	$114.38	—	2,172,081
October 29, 2023 - December 2, 2023	72,498	130.36	—	2,172,081
December 3, 2023 - December 30, 2023	17,195	143.20	—	2,172,081
Total	96,425	$131.53	—	2,172,081
(1)Reflects purchases by the SECT of shares of Class B common stock from the ESPP, the RSP and from equity-based compensation award recipients under right of first refusal terms at average prices as follows: 3,929 shares at $113.73 in October, 9,378 shares at $124.22 in November and 16,473 shares at $143.22 in December.

(2)In connection with the exercise of equity-based compensation awards, we accept delivery of shares to pay for the exercise price and withhold shares for tax withholding obligations at average prices as follows: In October, we accepted delivery of 2,803 Class A shares at $115.29. In November, we accepted delivery of 4,534 Class A shares at $132.36 and 21,519 Class B shares at $126.37. In December, we accepted delivery of 196 Class A shares at $140.56 and 285 Class B shares at $141.56. In connection with the issuance of equity-based awards, we purchased 37,067 Class B shares at $133.98 per share from the SECT in November and 241 Class B shares at $145.48 in December.

(3)The Board of Directors has authorized a share repurchase program that permits the purchase of up to 3 million common shares of Class A or Class B common stock in open market or privately negotiated transactions at the discretion of management.

Item 6. Exhibits.

(a)	Exhibits
	10.1	Form of Restricted Stock Unit Award under the 2014 Long Term Incentive Plan (for awards granted on or after November 14, 2023). (Filed herewith).
	31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101	Interactive Date files (submitted electronically herewith)

		(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

		(101.SCH)	XBRL Taxonomy Extension Schema Document

		(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document

		(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document

		(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document

		(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moog Inc.

(Registrant)

Date:	January 26, 2024	By	/s/ Pat Roche
Pat Roche
Chief Executive Officer (Principal Executive Officer)

Date:	January 26, 2024	By	/s/ Jennifer Walter
Jennifer Walter
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	January 26, 2024	By	/s/ Michael J. Swope
Michael J. Swope
Controller (Principal Accounting Officer)